Form 10-Q
period 2015-03-31
FNB CORP/FL/
filed 2015-05-08
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, $0.01 Par Value	174,693,549 Shares

F.N.B. CORPORATION

FORM 10-Q

March 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$191,347	$196,240
Interest bearing deposits with banks	42,899	91,153

Cash and Cash Equivalents	234,246	287,393
Securities available for sale	1,537,080	1,534,065
Securities held to maturity (fair value of $1,536,449 and $1,468,258)	1,513,204	1,453,355
Residential mortgage loans held for sale	4,621	6,180
Loans and leases, net of unearned income of $50,916 and $56,131	11,404,099	11,247,038
Allowance for credit losses	(128,499)	(125,926)

Net Loans and Leases	11,275,600	11,121,112
Premises and equipment, net	169,859	168,756
Goodwill	829,726	832,213
Core deposit and other intangible assets, net	45,520	47,504
Bank owned life insurance	303,102	301,771
Other assets	365,890	374,741

Total Assets	$16,278,848	$16,127,090

Liabilities
Deposits:
Non-interest bearing demand	$2,728,599	$2,647,623
Interest bearing demand	4,724,985	4,547,628
Savings	1,763,275	1,575,922
Certificates and other time deposits	2,589,184	2,611,035

Total Deposits	11,806,043	11,382,208
Short-term borrowings	1,740,500	2,041,658
Long-term borrowings	541,474	541,443
Other liabilities	135,555	140,325

Total Liabilities	14,223,572	14,105,634
Stockholders’ Equity
Preferred stock—$0.01 par value
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock—$0.01 par value
Authorized – 500,000,000 shares
Issued – 176,305,233 and 175,450,303 shares	1,763	1,754
Additional paid-in capital	1,805,991	1,798,984
Retained earnings	193,461	176,120
Accumulated other comprehensive loss	(34,980)	(46,003)
Treasury stock – 1,613,531 and 1,458,045 shares at cost	(17,841)	(16,281)

Total Stockholders’ Equity	2,055,276	2,021,456

Total Liabilities and Stockholders’ Equity	$16,278,848	$16,127,090

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except per share data

Unaudited

	Three Months Ended
	March 31,
	2015	2014
Interest Income
Loans and leases, including fees	$117,739	$104,097
Securities:
Taxable	14,214	12,287
Nontaxable	1,373	1,291
Dividends	11	179
Other	32	26

Total Interest Income	133,369	117,880
Interest Expense
Deposits	7,449	7,149
Short-term borrowings	1,768	1,219
Long-term borrowings	2,231	1,687

Total Interest Expense	11,448	10,055

Net Interest Income	121,921	107,825
Provision for credit losses	8,136	7,006

Net Interest Income After Provision for Credit Losses	113,785	100,819
Non-Interest Income
Service charges	15,817	15,269
Trust fees	5,161	4,764
Insurance commissions and fees	4,369	4,945
Securities commissions and fees	3,057	2,391
Net securities (losses) gains	(9)	9,461
Mortgage banking operations	1,799	214
Bank owned life insurance	1,843	2,185
Other	6,145	2,841

Total Non-Interest Income	38,182	42,070
Non-Interest Expense
Salaries and employee benefits	49,269	48,953
Net occupancy	8,976	8,482
Equipment	7,648	6,899
Amortization of intangibles	2,115	2,283
Outside services	8,777	7,237
FDIC insurance	3,689	2,994
Merger related	—	5,318
Other	14,181	12,000

Total Non-Interest Expense	94,655	94,166

Income Before Income Taxes	57,312	48,723
Income taxes	16,969	14,199

Net Income	40,343	34,524
Less: Preferred stock dividends	2,010	2,322

Net Income Available to Common Stockholders	$38,333	$32,202

Net Income per Common Share – Basic	$0.22	$0.20
Net Income per Common Share – Diluted	0.22	0.20
Cash Dividends per Common Share	0.12	0.12
Comprehensive Income	$51,366	$47,407

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2015	$106,882	$1,754	$1,798,984	$176,120	$(46,003)	$(16,281)	$2,021,456
Comprehensive income				40,343	11,023		51,366
Dividends declared:
Preferred stock				(2,010)			(2,010)
Common stock: $0.12/share				(20,992)			(20,992)
Issuance of common stock		9	5,986			(1,560)	4,435
Restricted stock compensation			340				340
Tax benefit of stock-based compensation			681				681

Balance at March 31, 2015	$106,882	$1,763	$1,805,991	$193,461	$(34,980)	$(17,841)	$2,055,276

Balance at January 1, 2014	$106,882	$1,592	$1,608,117	$121,870	$(56,924)	$(7,154)	$1,774,383
Comprehensive income				34,524	12,883		47,407
Dividends declared:
Preferred stock				(2,322)			(2,322)
Common stock: $0.12/share				(20,016)			(20,016)
Issuance of common stock		12	5,939	(228)		(3,376)	2,347
Issuance of common stock—acquisitions		67	81,330				81,397
Restricted stock compensation			567				567
Tax benefit of stock-based compensation			1,224				1,224

Balance at March 31, 2014	$106,882	$1,671	$1,697,177	$133,828	$(44,041)	$(10,530)	$1,884,987

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Three Months Ended
	March 31,
	2015	2014
Operating Activities
Net income	$40,343	$34,524
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	11,725	8,339
Provision for credit losses	8,136	7,006
Deferred tax (benefit) expenses	3,217	(2,154)
Net securities losses (gains)	9	(9,461)
Tax benefit of stock-based compensation	(681)	(1,224)
Loans originated for sale	(71,499)	(18,245)
Loans sold	74,870	22,635
Gain on sale of loans	(1,813)	(1,193)
Net change in:
Interest receivable	(1,704)	(123)
Interest payable	(178)	(750)
Securities classified as trading in business combination and sold	—	203,178
Bank owned life insurance	(1,323)	(1,513)
Other, net	5,187	3,096

Net cash flows provided by operating activities	66,289	244,115

Investing Activities
Net change in loans and leases	(167,685)	(140,938)
Securities available for sale:
Purchases	(90,156)	(318,332)
Sales	33,228	85,877
Maturities	66,275	130,641
Securities held to maturity:
Purchases	(130,506)	(266,486)
Maturities	69,394	44,159
Purchase of bank owned life insurance	(8)	(4,433)
Withdrawal/surrender of bank owned life insurance	—	716
Increase in premises and equipment	(6,199)	(6,042)
Net cash received in business combinations	—	26,964

Net cash flows used in investing activities	(225,657)	(447,874)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	445,685	253,935
Time deposits	(20,779)	(44,043)
Short-term borrowings	(301,158)	(24,615)
Increase in long-term borrowings	6,598	108,079
Decrease in long-term borrowings	(6,579)	(39,966)
Net proceeds from issuance of common stock	4,775	3,755
Tax benefit of stock-based compensation	681	1,224
Cash dividends paid:
Preferred stock	(2,010)	(2,322)
Common stock	(20,992)	(20,016)

Net cash flows provided by financing activities	106,221	236,031

Net (Decrease) Increase in Cash and Cash Equivalents	(53,147)	32,272
Cash and cash equivalents at beginning of period	287,393	213,981

Cash and Cash Equivalents at End of Period	$234,246	$246,253

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

March 31, 2015

BUSINESS

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of March 31, 2015, the Corporation had 287 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 73 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of March 31, 2015.

BASIS OF PRESENTATION

The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency, Bank Capital Services, LLC and F.N.B. Capital Corporation, LLC, and includes results for each of these entities in the accompanying consolidated financial statements.

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

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results the Corporation expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 27, 2015.

USE OF ESTIMATES

The accounting and reporting policies of the Corporation conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, securities valuations, goodwill and other intangible assets and income taxes.

MERGERS AND ACQUISITIONS

OBA Financial Services, Inc.

On September 19, 2014, the Corporation completed its acquisition of OBA Financial Services, Inc. (OBA), a bank holding company based in Germantown, Maryland. On the acquisition date, the estimated fair values of OBA included $390,128 in assets, $291,393 in loans and $295,922 in deposits. The acquisition was valued at approximately $85,554 and resulted in the Corporation issuing 7,170,037 shares of its common stock in exchange for 4,025,895 shares of OBA common stock. The Corporation also acquired the outstanding stock options of OBA that became fully vested upon the acquisition. The assets and liabilities of OBA were recorded on the Corporation’s consolidated balance sheet at their preliminary estimated fair values as of September 19, 2014, the acquisition date, and OBA’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. OBA’s banking affiliate, OBA Bank, was merged into FNBPA on September 19, 2014. Based on a preliminary purchase price allocation, the Corporation recorded $20,139 in goodwill and $4,304 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. On the acquisition date, the estimated fair values of BCSB included $596,122 in assets, $304,932 in loans and $532,197 in deposits. The acquisition was valued at $80,547 and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock. The Corporation also acquired the outstanding stock options of BCSB that became fully vested upon the acquisition. The assets and liabilities of BCSB were recorded on the Corporation’s consolidated balance sheet at their fair values as of February 15, 2014, the acquisition date, and BCSB’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. BCSB’s banking affiliate, Baltimore County Savings Bank, was merged into FNBPA on February 15, 2014. Based on the purchase price allocation, the Corporation recorded $42,451 in goodwill and $6,591 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

NEW ACCOUNTING STANDARDS

Cloud Computing Arrangements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. ASU 2015-05 provides guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement environment. The amendments in this Update provide a basis for evaluating whether a cloud computing arrangement includes a software license to internal-use software, and how to account for the software license element of the arrangement. This update supersedes the existing requirement to analogize to operating lease guidance in accounting for some software licenses. The requirements of ASU 2015-05 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-05 either prospectively or retrospectively. The Corporation is evaluating this new guidance and has not yet determined which approach it will adopt to apply the amendments in ASU 2015-05 or the impact that the adoption of this update will have on its financial statements.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update modifies the evaluation of whether limited partnerships or similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The requirements of ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-02 either retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2015
U.S. Treasury	$29,637	$300	$—	$29,937
U.S. government-sponsored entities	388,363	2,818	(521)	390,660
Residential mortgage-backed securities:
Agency mortgage-backed securities	494,497	11,064	—	505,561
Agency collateralized mortgage obligations	573,738	3,646	(5,367)	572,017
Non-agency collateralized mortgage obligations	1,359	5	—	1,364
Commercial mortgage-backed securities	6,844	—	(1)	6,843
States of the U.S. and political subdivisions	12,713	476	(14)	13,175
Other debt securities	16,643	373	(785)	16,231

Total debt securities	1,523,794	18,682	(6,688)	1,535,788
Equity securities	1,031	261	—	1,292

	$1,524,825	$18,943	$(6,688)	$1,537,080

December 31, 2014
U.S. Treasury	$29,604	$78	$—	$29,682
U.S. government-sponsored entities	338,330	742	(1,939)	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	546,572	7,548	(35)	554,085
Agency collateralized mortgage obligations	580,601	1,617	(9,047)	573,171
Non-agency collateralized mortgage obligations	1,414	17	—	1,431
Commercial mortgage-backed securities	7,891	—	(11)	7,880
States of the U.S. and political subdivisions	12,713	477	(32)	13,158
Other debt securities	16,615	420	(857)	16,178

Total debt securities	1,533,740	10,899	(11,921)	1,532,718
Equity securities	1,031	316	—	1,347

	$1,534,771	$11,215	$(11,921)	$1,534,065

Securities Held to Maturity
March 31, 2015
U.S. Treasury	$500	$182	$—	$682
U.S. government-sponsored entities	146,578	1,731	(149)	148,160
Residential mortgage-backed securities:
Agency mortgage-backed securities	674,101	19,130	(20)	693,211
Agency collateralized mortgage obligations	505,859	3,633	(4,884)	504,608
Non-agency collateralized mortgage obligations	3,840	21	—	3,861
Commercial mortgage-backed securities	17,484	385	—	17,869
States of the U.S. and political subdivisions	164,842	3,372	(156)	168,058

	$1,513,204	$28,454	$(5,209)	$1,536,449

December 31, 2014
U.S. Treasury	$502	$168	$—	$670
U.S. government-sponsored entities	101,602	885	(524)	101,963
Residential mortgage-backed securities:
Agency mortgage-backed securities	677,169	16,712	(346)	693,535
Agency collateralized mortgage obligations	501,965	1,858	(7,329)	496,494
Non-agency collateralized mortgage obligations	4,285	28	—	4,313
Commercial mortgage-backed securities	17,560	179	—	17,739
States of the U.S. and political subdivisions	150,272	3,315	(43)	153,544

	$1,453,355	$23,145	$(8,242)	$1,468,258

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with its acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarterly periods in which each of the acquisitions occurred. As of March 31, 2015 and December 31, 2014, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended
	March 31,
	2015	2014
Gross gains	$—	$18,009
Gross losses	(9)	(8,548)

	$(9)	$9,461

During the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled trust preferred securities (TPS) with net proceeds of $51,540 and a gain of $13,766. These were previously classified as collateralized debt obligations (CDOs) available for sale. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $4,305 relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

As of March 31, 2015, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,985	$5,069	$1,282	$1,285
Due from one to five years	423,890	426,811	138,269	139,139
Due from five to ten years	11,591	12,018	72,457	74,672
Due after ten years	6,890	6,105	99,912	101,804

	447,356	450,003	311,920	316,900
Residential mortgage-backed securities:
Agency mortgage-backed securities	494,497	505,561	674,101	693,211
Agency collateralized mortgage obligations	573,738	572,017	505,859	504,608
Non-agency collateralized mortgage obligations	1,359	1,364	3,840	3,861
Commercial mortgage-backed securities	6,844	6,843	17,484	17,869
Equity securities	1,031	1,292	—	—

	$1,524,825	$1,537,080	$1,513,204	$1,536,449

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At March 31, 2015 and December 31, 2014, securities with a carrying value of $1,315,565 and $1,036,380, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $807,261 and $892,647 at March 31, 2015 and December 31, 2014, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2015
U.S. government-sponsored entities	3	$59,857	$(142)	5	$55,612	$(379)	8	$115,469	$(521)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	4	61,998	(199)	17	242,124	(5,168)	21	304,122	(5,367)
Commercial mortgage-backed securities	1	6,843	(1)	—	—	—	1	6,843	(1)
States of the U.S. and political subdivisions	—	—	—	1	1,177	(14)	1	1,177	(14)
Other debt securities	—	—	—	4	6,105	(785)	4	6,105	(785)

	8	$128,698	$(342)	27	$305,018	$(6,346)	35	$433,716	$(6,688)

December 31, 2014
U.S. government-sponsored entities	7	$89,986	$(275)	7	$99,326	$(1,664)	14	$189,312	$(1,939)
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	45,145	(35)	—	—	—	2	45,145	(35)
Agency collateralized mortgage obligations	9	166,908	(1,238)	16	225,700	(7,809)	25	392,608	(9,047)
Commercial mortgage-backed securities	1	7,880	(11)	—	—	—	1	7,880	(11)
States of the U.S. and political subdivisions	—	—	—	1	1,159	(32)	1	1,159	(32)
Other debt securities	—	—	—	4	6,030	(857)	4	6,030	(857)

	19	$309,919	$(1,559)	28	$332,215	$(10,362)	47	$642,134	$(11,921)

Securities Held to Maturity
March 31, 2015
U.S. government-sponsored entities	1	$14,970	$(30)	1	$14,881	$(119)	2	$29,851	$(149)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	1	1,234	(20)	1	1,234	(20)
Agency collateralized mortgage obligations	4	69,926	(402)	14	185,466	(4,482)	18	255,392	(4,884)
States of the U.S. and political subdivisions	8	13,418	(156)	—	—	—	8	13,418	(156)

	13	$98,314	$(588)	16	$201,581	$(4,621)	29	$299,895	$(5,209)

December 31, 2014
U.S. government-sponsored entities	2	$24,989	$(40)	2	$29,516	$(484)	4	$54,505	$(524)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,099	(1)	4	45,042	(345)	5	46,141	(346)
Agency collateralized mortgage obligations	8	104,071	(630)	14	189,642	(6,699)	22	293,713	(7,329)
States of the U.S. and political subdivisions	1	1,427	(4)	4	5,453	(39)	5	6,880	(43)

	12	$131,586	$(675)	24	$269,653	$(7,567)	36	$401,239	$(8,242)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s remaining portfolio of TPS consists of four single-issuer securities, which are primarily from money-center and large regional banks and are included in other debt securities. These TPS had an amortized cost and estimated fair value of $6,890 and $6,105 at March 31, 2015, respectively. The Corporation has concluded from its analysis performed at March 31, 2015 that it is probable that the Corporation will collect all contractual principal and interest payments related to these securities.

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

	Collateralized Debt Obligations	Equities	Total
For the Three Months Ended March 31, 2015
Beginning balance	—	$27	$27
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	—	—	—

Ending balance	—	$27	$27

For the Three Months Ended March 31, 2014
Beginning balance	$17,155	$27	$17,182
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	(17,155)	—	(17,155)

Ending balance	$—	$27	$27

The Corporation did not recognize any impairment losses on securities for the three months ended March 31, 2015 or 2014.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $178,017 as of March 31, 2015 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. General obligation bonds comprise 99.5% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 89.9% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1,203. In addition to the strong stand-alone ratings, 88.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At March 31, 2015 and December 31, 2014, the Corporation’s FHLB stock totaled $42,000 and $54,751, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, along with a special dividend during the first quarter of 2015 and quarterly cash dividends in 2014 and the first quarter of 2015, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND LEASES

Following is a summary of loans and leases, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans and Leases
March 31, 2015
Commercial real estate	$3,082,385	$734,804	$3,817,189
Commercial and industrial	2,281,075	116,656	2,397,731
Commercial leases	180,207	—	180,207

Total commercial loans and leases	5,543,667	851,460	6,395,127
Direct installment	1,594,846	58,775	1,653,621
Residential mortgages	877,437	421,660	1,299,097
Indirect installment	903,780	1,424	905,204
Consumer lines of credit	953,569	154,849	1,108,418
Other	42,632	—	42,632

	$9,915,931	$1,488,168	$11,404,099

December 31, 2014
Commercial real estate	$3,031,810	$783,898	$3,815,708
Commercial and industrial	2,197,793	120,222	2,318,015
Commercial leases	177,824	—	177,824

Total commercial loans and leases	5,407,427	904,120	6,311,547
Direct installment	1,579,770	64,851	1,644,621
Residential mortgages	817,586	445,467	1,263,053
Indirect installment	873,645	1,906	875,551
Consumer lines of credit	946,427	164,549	1,110,976
Other	41,290	—	41,290

	$9,666,145	$1,580,893	$11,247,038

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

The loan and lease portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $174,239 or 1.5% of total loans and leases at March 31, 2015, compared to $180,588 or 1.6% of total loans and leases at December 31, 2014. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of March 31, 2015, 40.8% of the commercial real estate loans were owner-occupied, while the remaining 59.2% were non-owner-occupied, compared to 41.6% and 58.4%, respectively, as of December 31, 2014. As of March 31, 2015 and December 31, 2014, the Corporation had commercial construction loans of $227,179 and $296,156, respectively, representing 2.0% and 2.6% of total loans and leases at those respective dates.

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	March 31, 2015	December 31, 2014
Accounted for under ASC 310-30:
Outstanding balance	$1,513,616	$1,597,558
Carrying amount	1,259,995	1,344,171
Accounted for under ASC 310-20:
Outstanding balance	232,524	242,488
Carrying amount	220,921	228,748
Total acquired loans:
Outstanding balance	1,746,140	1,840,046
Carrying amount	1,480,916	1,572,919

The carrying amount of purchased credit impaired loans included in the table above totaled $7,100 at March 31, 2015 and $9,556 at December 31, 2014, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Three Months Ended
	March 31,
	2015	2014
Balance at beginning of period	$331,899	$305,646
Reduction due to unexpected early payoffs	(11,909)	(12,694)
Reclass from non-accretable difference	7,676	768
Disposals/transfers	(118)	(944)
Accretion	(16,264)	(15,913)

Balance at end of period	$311,284	$276,863

Credit Quality

Management monitors the credit quality of the Corporation’s loan and lease portfolio on an ongoing basis. Measurement of delinquency and past due status is based on the contractual terms of each loan.

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

Following is a summary of non-performing assets:

	March 31, 2015	December 31, 2014
Non-accrual loans	$45,029	$45,113
Troubled debt restructurings	22,022	23,439

Total non-performing loans	67,051	68,552
Other real estate owned (OREO)	40,796	41,466

Total non-performing assets	$107,847	$110,018

Asset quality ratios:
Non-performing loans as a percent of total loans and leases	0.59%	0.61%
Non-performing loans + OREO as a percent of total loans and leases + OREO	0.94%	0.97%
Non-performing assets as a percent of total assets	0.66%	0.68%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $3,541 at March 31, 2015. Also, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2015 amounted to $14,186.

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans and leases originated and loans acquired:

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
March 31, 2015
Commercial real estate	$6,655	$130	$23,653	$30,438	$3,051,947	$3,082,385
Commercial and industrial	2,939	3	8,846	11,788	2,269,287	2,281,075
Commercial leases	1,097	—	732	1,829	178,378	180,207

Total commercial loans and leases	10,691	133	33,231	44,055	5,499,612	5,543,667
Direct installment	8,748	3,575	6,464	18,787	1,576,059	1,594,846
Residential mortgages	7,040	1,731	3,625	12,396	865,041	877,437
Indirect installment	5,015	409	1,111	6,535	897,245	903,780
Consumer lines of credit	2,501	656	598	3,755	949,814	953,569
Other	47	39	—	86	42,546	42,632

	$34,042	$6,543	$45,029	$85,614	$9,830,317	$9,915,931

December 31, 2014
Commercial real estate	$9,601	$313	$24,132	$34,046	$2,997,764	$3,031,810
Commercial and industrial	2,446	3	8,310	10,759	2,187,034	2,197,793
Commercial leases	961	43	722	1,726	176,098	177,824

Total commercial loans and leases	13,008	359	33,164	46,531	5,360,896	5,407,427
Direct installment	9,333	3,617	7,117	20,067	1,559,703	1,579,770
Residential mortgages	8,709	3,891	2,964	15,564	802,022	817,586
Indirect installment	7,804	684	1,149	9,637	864,008	873,645
Consumer lines of credit	2,408	562	719	3,689	942,738	946,427
Other	13	135	—	148	41,142	41,290

	$41,275	$9,248	$45,113	$95,636	$9,570,509	$9,666,145

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
March 31, 2015
Commercial real estate	$8,813	$12,445	$21,258	$753,073	$(39,527)	$734,804
Commercial and industrial	1,023	1,651	2,674	122,604	(8,622)	116,656

Total commercial loans	9,836	14,096	23,932	875,677	(48,149)	851,460
Direct installment	1,199	1,112	2,311	55,476	988	58,775
Residential mortgages	7,695	18,535	26,230	434,061	(38,631)	421,660
Indirect installment	9	17	26	1,648	(250)	1,424
Consumer lines of credit	1,115	2,146	3,261	156,676	(5,088)	154,849

	$19,854	$35,906	$55,760	$1,523,538	$(91,130)	$1,488,168

December 31, 2014
Commercial real estate	$12,076	$12,368	$24,444	$799,991	$(40,537)	$783,898
Commercial and industrial	687	1,968	2,655	127,535	(9,968)	120,222

Total commercial loans	12,763	14,336	27,099	927,526	(50,505)	904,120
Direct installment	2,670	1,443	4,113	59,532	1,206	64,851
Residential mortgages	8,159	19,936	28,095	456,810	(39,438)	445,467
Indirect installment	38	30	68	2,179	(341)	1,906
Consumer lines of credit	1,048	2,279	3,327	166,912	(5,690)	164,549

	$24,678	$38,024	$62,702	$1,612,959	$(94,768)	$1,580,893

(1)	Past due information for acquired loans is based on the contractual balance outstanding at March 31, 2015 and December 31, 2014.
(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan and lease portfolio:

Rating Category	Definition

Pass	in general, the condition and performance of the borrower is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition and performance of the borrower has significantly deteriorated and could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

The use of these internally assigned credit quality categories within the commercial loan and lease portfolio permits management’s use of transition matrices to estimate a quantitative portion of credit risk. The Corporation’s internal credit risk grading system is based on past experiences with similarly graded loans and leases and conforms with regulatory categories. In general, loan and lease risk ratings within each category are reviewed on an ongoing basis according to the Corporation’s policy for each class of loans and leases. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan and lease portfolio. Loans and leases within the Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans and leases that migrate toward the Substandard or Doubtful credit categories. Accordingly, management applies higher risk factors to Substandard and Doubtful credit categories.

The following tables present a summary of the Corporation’s commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
March 31, 2015
Commercial real estate	$2,960,542	$52,926	$68,182	$735	$3,082,385
Commercial and industrial	2,190,066	53,482	36,081	1,446	2,281,075
Commercial leases	177,091	2,222	894	—	180,207

	$5,327,699	$108,630	$105,157	$2,181	$5,543,667

December 31, 2014
Commercial real estate	$2,890,830	$58,630	$81,951	$399	$3,031,810
Commercial and industrial	2,085,893	71,420	39,684	796	2,197,793
Commercial leases	174,677	2,198	949	—	177,824

	$5,151,400	$132,248	$122,584	$1,195	$5,407,427

Acquired Loans
March 31, 2015
Commercial real estate	$579,462	$64,892	$90,450	—	$734,804
Commercial and industrial	102,974	2,411	11,271	—	116,656

	$682,436	$67,303	$101,721	—	$851,460

December 31, 2014
Commercial real estate	$610,260	$73,891	$99,747	—	$783,898
Commercial and industrial	103,862	3,506	12,854	—	120,222

	$714,122	$77,397	$112,601	—	$904,120

Credit quality information for acquired loans is based on the contractual balance outstanding at March 31, 2015 and December 31, 2014.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
March 31, 2015
Direct installment	$1,581,078	$13,768	$1,594,846
Residential mortgages	862,965	14,472	877,437
Indirect installment	902,515	1,265	903,780
Consumer lines of credit	951,980	1,589	953,569
Other	42,632	—	42,632
December 31, 2014
Direct installment	$1,565,090	$14,680	$1,579,770
Residential mortgages	802,522	15,064	817,586
Indirect installment	872,340	1,305	873,645
Consumer lines of credit	944,631	1,796	946,427
Other	41,290	—	41,290

Loans and leases are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, the Corporation does not consider loans and leases for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan and lease relationships less than $500 based on loan and lease segment loss given default. For commercial loan relationships greater than or equal to $500, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans and leases, interest on impaired loans, except those classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Three Months Ended March 31, 2015
Commercial real estate	$34,483	$25,015	$1,012	$26,027	$735	$26,176
Commercial and industrial	11,251	8,138	1,928	10,066	1,446	9,811
Commercial leases	732	732	—	732	—	727

Total commercial loans and leases	46,466	33,885	2,940	36,825	2,181	36,714
Direct installment	13,977	13,768	—	13,768	—	14,343
Residential mortgages	15,718	14,472	—	14,472	—	15,547
Indirect installment	1,425	1,265	—	1,265	—	1,363
Consumer lines of credit	1,600	1,589	—	1,589	—	1,696
Other	—	—	—	—	—	—

	$79,186	$64,979	$2,940	$67,919	$2,181	$69,663

At or for the Year Ended December 31, 2014
Commercial real estate	$34,583	$25,443	$883	$26,326	$399	$30,807
Commercial and industrial	11,412	7,609	1,948	9,557	780	9,510
Commercial leases	722	722	—	722	—	686

Total commercial loans and leases	46,717	33,774	2,831	36,605	1,179	41,003
Direct installment	14,987	14,680	—	14,680	—	14,248
Residential mortgages	16,791	15,064	—	15,064	—	16,924
Indirect installment	1,467	1,305	—	1,305	—	1,399
Consumer lines of credit	1,803	1,796	—	1,796	—	1,793
Other	—	—	—	—	—	—

	$81,765	$66,619	$2,831	$69,450	$1,179	$75,367

Interest income is generally no longer recognized once a loan becomes impaired.

These tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories: commercial real estate of $3,327; commercial and industrial of $712; direct installment of $1,477; residential mortgages of $1,193; indirect installment of $229; and consumer lines of credit of $314, totaling $7,252 at March 31, 2015 and commercial real estate of $3,286; commercial and industrial of $1,484; direct installment of $1,847; residential mortgages of $858; indirect installment of $232; and consumer lines of credit of $267, totaling $7,974 at December 31, 2014.

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

Following is a summary of the payment status of total TDRs:

	March 31, 2015	December 31, 2014
Accruing:
Performing	$12,793	$9,441
Non-performing	22,022	23,439
Non-accrual	8,040	8,272

	$42,855	$41,152

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the three months ended March 31, 2015, the Corporation returned to performing status $3,975 in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for credit losses included specific reserves for commercial TDRs of $646 and $371 at March 31, 2015 and December 31, 2014, respectively, and pooled reserves for individual loans under $500 of $1,203 and $1,215 for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for credit losses included pooled reserves for these classes of loans of $4,146 and $3,448 at March 31, 2015 and December 31, 2014, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$312	$196	1	$188	$188
Commercial and industrial	—	—	—	1	52	50

Total commercial loans	2	312	196	2	240	238
Direct installment	131	1,526	1,484	126	1,678	1,647
Residential mortgages	14	581	631	9	281	280
Indirect installment	5	16	16	7	17	16
Consumer lines of credit	16	270	270	7	255	255
Other	—	—	—	—	—	—

	168	$2,705	$2,597	151	$2,471	$2,436

Following is a summary of TDRs, by class of loans and leases, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended March 31, 2015 (1)		Three Months Ended March 31, 2014 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Direct installment	37	$105	18	$171
Residential mortgages	2	102	—	—
Indirect installment	3	4	1	—
Consumer lines of credit	1	92	—	—
Other	—	—	—	—

	43	$303	19	$171

(1)	The recorded investment is as of period end.

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses is established as losses are estimated to have occurred through a provision charged to earnings. Losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. Allowances for impaired commercial loans over $500 are generally determined based on collateral values or the present value of estimated cash flows. All other impaired loans and leases are evaluated in the aggregate based on loan segment loss given default. Changes in the allowance for credit losses related to impaired loans and leases are charged or credited to the provision for credit losses.

The allowance for credit losses is maintained at a level that, in management’s judgment, is believed adequate to absorb probable losses associated with specifically identified loans and leases, as well as estimated probable credit losses inherent in the remainder of the portfolio. Adequacy of the allowance for credit losses is based on management’s evaluation of potential losses in the portfolio, which includes an assessment of past experience, current economic conditions in specific industries and geographic areas, general economic conditions, known and inherent risks in the portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the portfolio. Determination of the allowance for credit losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans and leases, estimated losses on pools of homogeneous loans and leases based on transition matrices with predefined loss emergence periods and consideration of qualitative factors, all of which are susceptible to significant change.

Credit impaired loans obtained through acquisitions are accounted for under the provisions of ASC 310-30. The Corporation also accounts for certain acquired loans considered performing at the time of acquisition by analogy to ASC 310-30. ASC 310-30 requires the initial recognition of acquired loans at the present value of amounts expected to be received. Any deterioration in the credit quality of acquired loans subsequent to acquisition would be considered in the allowance for credit losses.

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for credit losses	Balance at End of Period
Three Months Ended March 31, 2015
Commercial real estate	$37,588	$(1,001)	$209	$(792)	$1,996	$38,792
Commercial and industrial	32,645	(684)	120	(564)	722	32,803
Commercial leases	2,398	(93)	10	(83)	261	2,576

Total commercial loans and leases	72,631	(1,778)	339	(1,439)	2,979	74,171
Direct installment	20,538	(2,433)	269	(2,164)	2,830	21,204
Residential mortgages	8,024	(511)	15	(496)	943	8,471
Indirect installment	7,504	(1,280)	302	(978)	1,131	7,657
Consumer lines of credit	8,496	(410)	40	(370)	764	8,890
Other	759	(335)	11	(324)	419	854

Total allowance on originated loans and leases	117,952	(6,747)	976	(5,771)	9,066	121,247

Purchased credit-impaired loans	660	(64)	19	(45)	6	621
Other acquired loans	7,314	(77)	330	253	(936)	6,631

Total allowance on acquired loans	7,974	(141)	349	208	(930)	7,252

Total allowance	$125,926	$(6,888)	$1,325	$(5,563)	$8,136	$128,499

Three Months Ended March 31, 2014
Commercial real estate	$32,548	$(2,223)	$299	$(1,924)	$7,910	$38,534
Commercial and industrial	32,603	(513)	370	(143)	(2,489)	29,971
Commercial leases	1,903	(87)	29	(58)	99	1,944

Total commercial loans and leases	67,054	(2,823)	698	(2,125)	5,520	70,449
Direct installment	17,824	(2,521)	267	(2,254)	1,060	16,630
Residential mortgages	5,836	(132)	4	(128)	(401)	5,307
Indirect installment	6,409	(802)	217	(585)	676	6,500
Consumer lines of credit	7,231	(323)	55	(268)	695	7,658
Other	530	(262)	5	(257)	306	579

Total allowance on originated loans and leases	104,884	(6,863)	1,246	(5,617)	7,856	107,123

Purchased credit-impaired loans	1,000	(249)	—	(249)	(43)	708
Other acquired loans	4,900	9	286	295	(807)	4,388

Total allowance on acquired loans	5,900	(240)	286	46	(850)	5,096

Total allowance	$110,784	$(7,103)	$1,532	$(5,571)	$7,006	$112,219

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Allowance		Loans and Leases Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2015
Commercial real estate	$735	$38,057	$3,082,385	$12,865	$3,069,520
Commercial and industrial	1,446	31,357	2,281,075	5,711	2,275,364
Commercial leases	—	2,576	180,207	—	180,207

Total commercial loans and leases	2,181	71,990	5,543,667	18,576	5,525,091
Direct installment	—	21,204	1,594,846	—	1,594,846
Residential mortgages	—	8,471	877,437	—	877,437
Indirect installment	—	7,657	903,780	—	903,780
Consumer lines of credit	—	8,890	953,569	—	953,569
Other	—	854	42,632	—	42,632

	$2,181	$119,066	$9,915,931	$18,576	$9,897,355

December 31, 2014
Commercial real estate	$399	$37,189	$3,031,810	$13,952	$3,017,858
Commercial and industrial	780	31,865	2,197,793	5,837	2,191,956
Commercial leases	—	2,398	177,824	—	177,824

Total commercial loans and leases	1,179	71,452	5,407,427	19,789	5,387,638
Direct installment	—	20,538	1,579,770	—	1,579,770
Residential mortgages	—	8,024	817,586	—	817,586
Indirect installment	—	7,504	873,645	—	873,645
Consumer lines of credit	—	8,496	946,427	—	946,427
Other	—	759	41,290	—	41,290

	$1,179	$116,773	$9,666,145	$19,789	$9,646,356

BORROWINGS

Following is a summary of short-term borrowings:

	March 31, 2015	December 31, 2014
Securities sold under repurchase agreements	$757,279	$882,696
Federal Home Loan Bank advances	500,000	820,000
Federal funds purchased	355,000	210,000
Subordinated notes	128,221	128,962

	$1,740,500	$2,041,658

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term borrowings:

	March 31, 2015	December 31, 2014
Federal Home Loan Bank advances	$400,018	$400,042
Subordinated notes	83,197	83,155
Junior subordinated debt	58,259	58,246

	$541,474	$541,443

The Corporation’s banking affiliate has available credit with the FHLB of $4,213,966 of which $900,018 was used as of March 31, 2015. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.76% to 4.19% for both the three months ended March 31, 2015 and the year ended December 31, 2014.

The Corporation had two unconsolidated subsidiary trusts as of March 31, 2015 (collectively, the Trusts): F.N.B. Statutory Trust II and Omega Financial Capital Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition.

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. Under recently issued capital guidelines, effective January 1, 2015, the portion of the subordinated debt, net of the Corporation’s investments in the Trusts, that qualifies as tier 1 capital is limited to 25% of the total $57,500 outstanding at March 31, 2015, with the remaining 75% moving to tier 2 capital. In 2016, the entire balance of the subordinated debt will be included in tier 2 capital. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of March 31, 2015:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	1.92%	Variable; LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,094	10/18/34	2.44%	Variable; LIBOR + 219 bps

	$57,500	$1,779	$58,259

DERIVATIVE AND HEDGING ACTIVITIES

The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate risk, primarily by managing the amount, source, and duration of its assets and liabilities, and through the use of derivative instruments. Derivative instruments are used to reduce the effects that changes in interest rates may have on net income and cash flows. The Corporation also uses derivative instruments to facilitate transactions on behalf of its customers.

All derivatives are carried on the consolidated balance sheet at fair value and do not take into account the effects of master netting arrangements the Corporation has with other financial institutions. Credit risk is included in the determination of the estimated fair value of derivatives. Derivative assets are classified in the consolidated balance sheet under other assets and derivative liabilities are classified in the consolidated balance sheet under other liabilities. Changes in fair value are recognized in earnings except for certain changes related to derivative instruments designated as part of a cash flow hedging relationship.

The following table presents notional amounts and gross fair values of all derivative assets and derivative liabilities held by the Corporation:

	March 31, 2015			December 31, 2014
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$200,000	$3,937	$669	$200,000	$2,109	$2,330
Interest rate swaps – not designated	1,020,957	6	53,718	972,002	140	43,655
Equity contracts – not designated	1,210	39	—	1,210	47	—

Total subject to master netting arrangements	1,222,167	3,982	54,387	1,173,212	2,296	45,985
Not subject to master netting arrangements:
Interest rate swaps – not designated	1,020,957	53,569	5	972,002	43,602	128
Credit risk contracts – not designated	76,416	—	—	68,632	—	—
Equity contracts – not designated	1,210	—	39	1,210	—	47

Total not subject to master netting arrangements	1,098,583	53,569	44	1,041,844	43,602	175

	$2,320,750	$57,551	$54,431	$2,215,056	$45,898	$46,160

Derivatives Designated as Hedging Instruments under GAAP

Interest Rate Contracts. The Corporation entered into interest rate derivative agreements to modify the interest rate characteristics of designated commercial loans from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

At March 31, 2015 and December 31, 2014, the notional amount of these interest rate derivative agreements totaled $200,000. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $3,937 and $669, respectively, at March 31, 2015, and $2,109 and $2,330, respectively, at December 31, 2014. For the three months ended March 31, 2015, the amount reclassified from accumulated other comprehensive income (AOCI) to interest income on loans and leases totaled $810 ($526 net of tax).

As of March 31, 2015, the maximum length of time over which forecasted interest cash flows are hedged is nine years. In the twelve months that follow March 31, 2015, the Corporation expects to reclassify from the amount currently reported in AOCI net derivative gains of $2,929 ($1,904 net of tax), in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2015.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the three months ended March 31, 2015 and 2014, there was no hedge ineffectiveness. Also, during the three months ended March 31, 2015 and 2014, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

Derivatives Not Designated as Hedging Instruments under GAAP

Interest Rate Swaps. The Corporation enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. Swap derivative transactions with customers are not subject to enforceable master netting arrangements and are generally secured by rights to non-financial collateral, such as real and personal property.

The Corporation enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer interest rate swap agreements. The Corporation seeks to minimize counterparty credit risk by entering into transactions with only high-quality financial dealer institutions. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. Substantially all contracts with dealers that require central clearing (generally, transactions since June 10, 2014) are novated to a SEC registered clearing agency who becomes the Corporation’s counterparty.

The notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $1,020,957 at March 31, 2015. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $53,575 and $53,723, respectively, at March 31, 2015. At December 31, 2014, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $972,002. At December 31, 2014, fair values included in other assets and other liabilities on the consolidated balance sheet amounted to $43,742 and $43,783, respectively.

The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income or other expense.

Credit Risk Contracts. The Corporation purchases and sells credit protection under risk participation agreements to share with other counterparties some of the credit exposure related to interest rate derivative contracts or to take on credit exposure to generate revenue. The Corporation will make/receive payments under these agreements if a customer defaults on its obligation to perform under certain derivative swap contracts.

Risk participation agreements sold with notional amounts totaling $50,061 have remaining terms ranging from two to nine years. Under these agreements, the Corporation’s maximum exposure assuming a customer defaults on its obligation to perform under certain derivative swap contracts with third parties would be $70 at March 31, 2015 and $21 at December 31, 2014.

The fair values of risk participation agreements purchased and sold were not material at March 31, 2015 and December 31, 2014.

Counterparty Credit Risk

The Corporation is party to master netting arrangements with most of its swap derivative counterparties. Collateral, usually marketable securities and/or cash, is exchanged between the Corporation and its counterparties, and is generally subject to thresholds and transfer minimums. For swap transactions that require central clearing, the Corporation posts cash to its clearing agency. Collateral positions are valued daily, and adjustments to amounts received and pledged by the Corporation are made as appropriate to maintain proper collateralization for these transactions.

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $2,071 and $1,862 as of March 31, 2015 and December 31, 2014, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
March 31, 2015
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$3,937	—	$3,937
Not designated	6	—	6
Equity contracts – not designated	39	—	39
Not subject to master netting arrangements:
Interest rate contracts – not designated	53,569	—	53,569

	$57,551	—	$57,551

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$669	—	$669
Not designated	53,718	—	53,718
Not subject to master netting arrangements:
Interest rate contracts – not designated	5	—	5
Equity contracts – not designated	39	—	39

	$54,431	—	$54,431

December 31, 2014
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$2,109	—	$2,109
Not designated	140	—	140
Equity contracts – not designated	47	—	47
Not subject to master netting arrangements:
Interest rate contracts – not designated	43,602	—	43,602

	$45,898	—	$45,898

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$2,330	—	$2,330
Not designated	43,655	—	43,655
Not subject to master netting arrangements:
Interest rate contracts – not designated	128	—	128
Equity contracts – not designated	47	—	47

	$46,160	—	$46,160

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

	Net Amount Presented in	Amount Not Offset in the Balance Sheet
	the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
March 31, 2015
Derivative Assets
Interest rate contracts:
Designated	$3,937	$1,902	$2,035	—
Not designated	6	6	—	—
Equity contracts – not designated	39	39	—	—

	$3,982	$1,947	$2,035	—

Derivative Liabilities
Interest rate contracts:
Designated	$669	$669	$—	$—
Not designated	53,718	30,626	21,346	1,746

	$54,387	$31,295	$21,346	$1,746

December 31, 2014
Derivative Assets
Interest rate contracts:
Designated	$2,109	$810	$1,299	—
Not designated	140	138	2	—
Equity contracts – not designated	47	47	—	—

	$2,296	$995	$1,301	—

Derivative Liabilities
Interest rate contracts:
Designated	$2,330	$2,330	$—	$—
Not designated	43,655	28,646	13,243	1,766

	$45,985	$30,976	$13,243	$1,766

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Three Months Ended
	Statement	March 31,
	Location	2015	2014
Interest Rate Products	Other income	$(107)	$(14)

Other

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at March 31, 2015 and December 31, 2014 are not material.

COMMITMENTS, CREDIT RISK AND CONTINGENCIES

The Corporation has commitments to extend credit and standby letters of credit that involve certain elements of credit risk in excess of the amount stated in the consolidated balance sheet. The Corporation’s exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans and leases to customers and is subject to normal credit policies. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

Following is a summary of off-balance sheet credit risk information:

	March 31, 2015	December 31, 2014
Commitments to extend credit	$3,969,614	$3,665,481
Standby letters of credit	109,355	121,186

At March 31, 2015, funding of 68.2% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is quantified on a quarterly basis, through the review of historical performance of the Corporation’s portfolios and allocated as a liability on the Corporation’s balance sheet.

Other Legal Proceedings

The Corporation and its subsidiaries are involved in various pending legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation or a subsidiary acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker, agent, acquiror or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.

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

The Corporation did not issue any restricted stock awards during the three months ended March 31, 2015 or 2014. For performance-based restricted stock awards granted since 2014, the amount of shares recipients will earn is variable based on the Corporation’s total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued. As of March 31, 2015, the Corporation had available up to 2,122,522 shares of common stock to issue under the Plans.

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

Share-based compensation expense related to restricted stock awards was $340 and $532 for the three months ended March 31, 2015 and 2014, the tax benefit of which was $119 and $186, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2015		2014
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,354,093	$11.86	1,729,033	$10.23
Net adjustment due to performance	(46,956)	10.25	(19,002)	8.48
Vested	(458,450)	10.60	(667,956)	9.01
Forfeited	(2,357)	17.93	(430)	10.69
Dividend reinvestment	7,656	14.24	9,612	13.01

Unvested awards outstanding at end of period	853,986	12.63	1,051,257	11.06

The total fair value of awards vested was $5,740 and $8,631 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015, there was $4,509 of unrecognized compensation cost related to unvested restricted stock awards, including $20 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of March 31, 2015 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	397,593	456,393	853,986
Unrecognized compensation expense	$2,659	$1,850	$4,509
Intrinsic value	$5,224	$5,997	$11,221
Weighted average remaining life (in years)	1.91	1.73	1.81

Stock Options

All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of the Corporation’s acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent Corporation stock options. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 60,094 and 59,217 for the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	568,834	$8.86	533,524	$11.50
Assumed from acquisition	—	—	304,785	5.77
Exercised	(60,094)	5.04	(87,332)	6.05
Forfeited	(2,182)	4.34	(48,172)	25.79

Options outstanding and exercisable at end of period	506,558	9.33	702,805	8.71

The intrinsic value of outstanding and exercisable stock options at March 31, 2015 was $1,890.

Warrants

In conjunction with its participation in the U.S. Department of the Treasury’s (UST) Capital Purchase Program (CPP), the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant was reduced in half to 651,042 shares on June 16, 2009, the date the Corporation completed a public offering. The warrant, which expires in 2019, has an exercise price of $11.52 per share.

In conjunction with the Parkvale Financial Corporation (Parkvale) acquisition on January 1, 2012, the warrant issued by Parkvale to the UST under the CPP has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. This warrant, which was recorded at its fair value on January 1, 2012, expires in 2018 and has an exercise price of $5.81 per share.

In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 367,916, with a resulting lower exercise price of $3.32 per share as of March 31, 2015. The warrant, which was recorded at its fair value on April 6, 2013, expires in 2019.

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

The net periodic benefit credit for the defined benefit plans includes the following components:

	Three Months Ended
	March 31,
	2015	2014
Service cost	$17	$16
Interest cost	1,477	1,596
Expected return on plan assets	(2,491)	(2,487)
Amortization:
Unrecognized net transition asset	—	(5)
Unrecognized prior service cost	2	2
Unrecognized loss	536	337

Net periodic pension credit	$(459)	$(541)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first six percent that the employee defers. Additionally, the Corporation may provide a performance-based company contribution of up to three percent if the Corporation exceeds annual financial goals. Prior to January 1, 2015, the Corporation matched 100% of the first four percent that the employee deferred, provided an automatic contribution of three percent of compensation at the end of the year and could make an additional performance-based company contribution of up to two percent if the Corporation achieved its performance goals for the plan year. The Corporation’s contribution expense was $2,167 and $2,570 for the three months ended March 31, 2015 and 2014, respectively.

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

The Corporation evaluates the probability that it will ultimately realize the full value of its deferred tax assets. Realization of the Corporation’s deferred tax assets is dependent upon a number of factors including the existence of any cumulative losses in prior periods, the amount of taxes paid in available carry-back periods, expectations for future earnings, applicable tax planning strategies and assessment of current and future economic and business conditions. The Corporation establishes a valuation allowance when it is “more likely than not” that the Corporation will not be able to realize a benefit from its deferred tax assets, or when future deductibility is uncertain.

At March 31, 2015, the Corporation anticipates that it will not utilize some of its state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against these deferred tax assets. The Corporation believes that, except for the portion which is covered by a valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at March 31, 2015, based on the levels of projected taxable income of some of its entities.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2015	2014
Net income	$40,343	$34,524
Other comprehensive income:
Securities available for sale:
Unrealized gains arising during the period, net of tax expense of $4,523 and $9,016	8,400	16,742
Reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(3) and $3,311	6	(6,150)
Derivative instruments:
Unrealized gains arising during the period, net of tax expense of $1,504 and $1,402	2,793	2,603
Reclassification adjustment for gains included in net income, net of tax expense of $283 and $285	(526)	(529)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $189 and $117	350	217

Other comprehensive income	11,023	12,883

Comprehensive income	$51,366	$47,407

The amounts reclassified from AOCI related to securities available for sale are included in net securities (losses) gains on the Consolidated Statements of Comprehensive Income, while the amounts reclassified from AOCI related to derivative instruments are included in interest income on loans and leases on the Consolidated Statements of Comprehensive Income.

The tax (benefit) expense amounts reclassified from AOCI in connection with the securities available for sale and derivative instruments reclassifications are included in income tax provision on the Consolidated Statements of Comprehensive Income.

The following table presents changes in AOCI, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2015
Balance at beginning of period	$(440)	$(143)	$(45,420)	$(46,003)
Other comprehensive income before reclassifications	8,400	2,793	350	11,543
Amounts reclassified from AOCI	6	(526)	—	(520)

Net current period other comprehensive income	8,406	2,267	350	11,023

Balance at end of period	$7,966	$2,124	$(45,070)	$(34,980)

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2015	2014
Net income	$40,343	$34,524
Less: Preferred stock dividends	2,010	2,322

Net income available to common stockholders	$38,333	$32,202

Basic weighted average common shares outstanding	174,152,283	162,186,395
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,673,693	1,780,851

Diluted weighted average common shares outstanding	175,825,976	163,967,246

Earnings per common share:
Basic	$0.22	$0.20

Diluted	$0.22	$0.20

For the three months ended March 31, 2015 and 2014, 24,272 and 51,641 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Three Months Ended March 31	2015	2014
Interest paid on deposits and other borrowings	$11,626	$10,576
Income taxes paid	—	—
Transfers of loans to other real estate owned	1,965	4,849
Financing of other real estate owned sold	166	—

BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2015
Interest income	$122,118	$—	$23	$9,593	$1,635	$133,369
Interest expense	9,941	—	—	860	647	11,448
Net interest income	112,177	—	23	8,733	988	121,921
Provision for credit losses	6,327	—	—	1,574	235	8,136
Non-interest income	27,301	8,387	3,593	676	(1,775)	38,182
Non-interest expense	77,079	6,493	4,170	4,808	(10)	92,540
Intangible amortization	1,947	68	100	—	—	2,115
Income tax expense (benefit)	15,931	658	(226)	1,149	(543)	16,969
Net income (loss)	38,194	1,168	(428)	1,878	(469)	40,343
Total assets	16,100,851	21,125	18,464	182,662	(44,254)	16,278,848
Total intangibles	852,764	10,652	10,021	1,809	—	875,246
At or for the Three Months Ended March 31, 2014
Interest income	$106,691	$—	$25	$9,365	$1,799	$117,880
Interest expense	8,248	—	—	846	961	10,055
Net interest income	98,443	—	25	8,519	838	107,825
Provision for credit losses	5,296	—	—	1,457	253	7,006
Non-interest income	31,913	7,323	4,210	660	(2,036)	42,070
Non-interest expense	76,866	6,292	3,046	4,937	742	91,883
Intangible amortization	2,110	72	101	—	—	2,283
Income tax expense (benefit)	13,343	351	385	1,073	(953)	14,199
Net income (loss)	32,741	608	703	1,712	(1,240)	34,524
Total assets	14,299,543	19,542	19,954	182,018	(44,547)	14,476,510
Total intangibles	833,642	10,936	10,425	1,809	—	856,812

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2015, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities was measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2015
Assets Measured at Fair Value
Available for sale debt securities:
U.S. Treasury	$—	$29,937	$—	$29,937
U.S. government-sponsored entities	—	390,660	—	390,660
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	505,561	—	505,561
Agency collateralized mortgage obligations	—	572,017	—	572,017
Non-agency collateralized mortgage obligations	—	10	1,354	1,364
Commercial mortgage-backed securities	—	6,843	—	6,843
States of the U.S. and political subdivisions	—	13,175	—	13,175
Other debt securities	—	16,231	—	16,231

	—	1,534,434	1,354	1,535,788

Available for sale equity securities:
Financial services industry	91	645	435	1,171
Insurance services industry	121	—	—	121

	212	645	435	1,292

	212	1,535,079	1,789	1,537,080
Derivative financial instruments:
Trading	—	53,614	—	53,614
Not for trading	—	3,937	—	3,937

	—	57,551	—	57,551

	$212	$1,592,630	$1,789	$1,594,631

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$53,762	—	$53,762
Not for trading	—	669	—	669

	—	$54,431	—	$54,431

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets Measured at Fair Value
Available for sale debt securities:
U.S. Treasury	$—	$29,682	$—	$29,682
U.S. government-sponsored entities	—	337,133	—	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	554,085	—	554,085
Agency collateralized mortgage obligations	—	573,171	—	573,171
Non-agency collateralized mortgage obligations	—	11	1,420	1,431
Commercial mortgage-backed securities	—	7,880	—	7,880
States of the U.S. and political subdivisions	—	13,158	—	13,158
Other debt securities	—	16,178	—	16,178

	—	1,531,298	1,420	1,532,718

Available for sale equity securities:
Financial services industry	99	654	475	1,228
Insurance services industry	119	—	—	119

	218	654	475	1,347

	218	1,531,952	1,895	1,534,065
Derivative financial instruments:
Trading	—	43,789	—	43,789
Not for trading	—	2,109	—	2,109

	—	45,898	—	45,898

	$218	$1,577,850	$1,895	$1,579,963

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$43,830	—	$43,830
Not for trading	—	2,330	—	2,330

	—	$46,160	—	$46,160

There were no transfers of assets or liabilities between the hierarchy levels for 2015 or 2014.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Three Months Ended March 31, 2015
Balance at beginning of period	—	$475	$1,420	$1,895
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(40)	(12)	(52)
Accretion included in earnings	—	—	1	1
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales/redemptions	—	—	—	—
Settlements	—	—	(55)	(55)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance at end of period	—	$435	$1,354	$1,789

Year Ended December 31, 2014
Balance at beginning of period	$31,595	$410	$1,744	$33,749
Total gains (losses) – realized/unrealized:
Included in earnings	13,766	—	—	13,766
Included in other comprehensive income	5,608	65	3	5,676
Accretion included in earnings	657	—	5	662
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales/redemptions	(51,527)	—	—	(51,527)
Settlements	(99)	—	(332)	(431)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance at end of period	$—	$475	$1,420	$1,895

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

For the three months ended March 31, 2015 and 2014, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the Consolidated Statements of Comprehensive Income.

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

	Level 1	Level 2	Level 3	Total
March 31, 2015
Impaired loans	—	$190	$693	$883
Other real estate owned	—	977	1,433	2,410
December 31, 2014
Impaired loans	—	177	1,528	1,705
Other real estate owned	—	5,695	2,365	8,060

Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2015 had a carrying amount of $2,940 and an allocated allowance for credit losses of $2,181. The allocated allowance is based on fair value of $883 less estimated costs to sell of $124. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $1,002, which was included in the provision for credit losses for the three months ended March 31, 2015.

OREO with a carrying amount of $2,501 was written down to $2,140 (fair value of $2,410 less estimated costs to sell of $270), resulting in a loss of $361, which was included in earnings for the three months ended March 31, 2015.

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

Loans and Leases. The fair value of fixed rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans and leases would be made to borrowers with similar credit ratings and for the same remaining maturities less an illiquidity discount. The fair value of variable and adjustable rate loans and leases approximates the carrying amount. Due to the significant judgment involved in evaluating credit quality, loans and leases are classified within Level 3 of the fair value hierarchy.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Long-Term Borrowings. The fair value of long-term borrowings is estimated by discounting future cash flows based on the market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Financial Assets
Cash and cash equivalents	$234,246	$234,246	$234,246	$—	$—
Securities available for sale	1,537,080	1,537,080	212	1,535,079	1,789
Securities held to maturity	1,513,204	1,536,449	—	1,532,588	3,861
Net loans and leases, including loans held for sale	11,280,221	11,119,711	—	—	11,119,711
Derivative assets	57,551	57,551	—	57,551	—
Accrued interest receivable	41,935	41,935	41,935	—	—
Financial Liabilities
Deposits	11,806,043	11,812,401	9,217,159	2,595,242	—
Short-term borrowings	1,740,500	1,740,499	1,740,499	—	—
Long-term borrowings	541,474	541,955	—	—	541,955
Derivative liabilities	54,431	54,431	—	54,431	—
Accrued interest payable	6,511	6,511	6,511	—	—
December 31, 2014
Financial Assets
Cash and cash equivalents	$287,393	$287,393	$287,393	$—	$—
Securities available for sale	1,534,065	1,534,065	218	1,531,952	1,895
Securities held to maturity	1,453,355	1,468,258	—	1,463,945	4,313
Net loans and leases, including loans held for sale	11,127,292	10,956,544	—	—	10,956,544
Derivative assets	45,898	45,898	—	45,898	—
Accrued interest receivable	40,231	40,231	40,231	—	—
Financial Liabilities
Deposits	11,382,208	11,382,402	8,771,173	2,611,229	—
Short-term borrowings	2,041,658	2,041,672	2,041,672	—	—
Long-term borrowings	541,443	539,007	—	—	539,007
Derivative liabilities	46,160	46,160	—	46,160	—
Accrued interest payable	6,689	6,689	6,689	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month period ended March 31, 2015. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015. The Corporation’s results of operations for the three months ended March 31, 2015 are not necessarily indicative of results expected for the full year ending December 31, 2015.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	The impact of federal regulatory agencies that have oversight or review of the Corporation’s business and securities activities.

•	Actions by the Board of Governors of the Federal Reserve System (FRB), UST and other government agencies, including those that impact money supply and market interest rates.

•	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or reversal of the rate of growth in the economy and employment levels and other economic factors that affect the Corporation’s liquidity and performance of its loan and lease portfolio, particularly in the markets in which the Corporation operates.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	Results of the regulatory examination and supervisory process.

•	Changes to regulations governing bank fees and business practices, capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule and Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general, and the Corporation’s operational or security systems or infrastructure, or those of third party vendors or other service providers, and rapid technological developments and changes.

•	Business and operating results are affected by judgments and assumptions in the Corporation’s analytical and forecasting models and its reliance on the advice of experienced outside advisors and its ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	As demonstrated by its earlier acquisitions, the Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios; the extent of deposit attrition; and the potential dilutive effect to current shareholders.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, loans, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

The Corporation provides more information regarding these risks and uncertainties in its 2014 Annual Report on Form 10-K, including the section titled “Risk Factors,” and in this Report.

CRITICAL ACCOUNTING POLICIES

A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2014.

USE OF NON-GAAP FINANCIAL MEASURES

In addition to evaluating its results of operations in accordance with GAAP, the Corporation routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible common equity, return on average tangible assets and net interest income on a fully taxable equivalent (FTE) basis. The Corporation believes these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s operating performance and trends, and facilitate comparisons with the performance of the Corporation’s peers. The non-GAAP financial measures used by the Corporation may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Corporation’s reported results prepared in accordance with GAAP.

OVERVIEW

The Corporation, headquartered in Pittsburgh, Pennsylvania is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of March 31, 2015, the Corporation had 287 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 73 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of March 31, 2015.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net income available to common stockholders for the three months ended March 31, 2015 was $38.3 million or $0.22 per diluted common share, compared to net income available to common stockholders for the three months ended March 31, 2014 of $32.2 million or $0.20 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $14.1 million in net interest income, partially offset by a decrease of $3.9 million in non-interest income and increases of $1.1 million in the provision for credit losses and $0.5 million in non-interest expense. The results for the first quarter of 2015 reflect the full-quarter effect of the OBA and BCSB acquisitions that closed on September 19, 2014 and February 15, 2014, respectively. The results for the first quarter of 2014 included $5.3 million in merger costs, primarily relating to the BCSB acquisition. Quarterly average diluted common shares outstanding increased 11.9 million shares or 7.2% to 175.8 million shares for the first quarter of 2015, primarily as a result of the OBA and BCSB acquisitions.

For the three months ended March 31, 2015, the Corporation’s return on average equity was 8.02% and its return on average assets was 1.01%, compared to 7.65% and 1.00%, respectively, for the three months ended March 31, 2014. The Corporation’s return on average tangible common equity was 15.13% and its return on average tangible assets was 1.11% for the first quarter of 2015, compared to 15.26% and 1.11%, respectively, for the same period of 2014. Average equity was $2.0 billion and $1.8 billion for the first quarter of 2015 and 2014, respectively, while average tangible common equity was $1.1 billion and $0.9 billion, respectively, for those same periods. Average equity for the first quarter of 2015 reflects the impact of the OBA and BCSB acquisitions.

The following table shows how the Corporation’s non-GAAP ratios “return on average tangible common equity” and “return on average tangible assets” for the periods indicated were derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Return on Average Tangible Common Equity:
Net income (annualized)	$163,614	$140,013
Amortization of intangibles, net of tax (annualized)	5,576	6,019

	$169,190	$146,032

Average total stockholders’ equity	$2,040,261	$1,829,601
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(869,286)	(827,344)

	$1,064,093	$895,375

Return on average tangible common equity	15.13%	15.26%

Return on Average Tangible Assets:
Net income (annualized)	$163,614	$140,013
Amortization of intangibles, net of tax (annualized)	5,576	6,019

	$169,190	$146,032

Average total assets	$16,147,232	$13,989,304
Less: Average intangibles	(869,286)	(827,344)

	$15,277,946	$13,161,960

Return on average tangible assets	1.11%	1.11%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$75,707	$32	0.17%	$46,193	$26	0.23%
Taxable investment securities (1)	2,815,252	14,214	2.02	2,346,808	12,450	2.07
Non-taxable investment securities (2)	168,501	2,116	5.02	149,611	1,996	5.34
Residential mortgage loans held for sale	4,833	63	5.22	4,844	136	11.16
Loans and leases (2) (3)	11,283,579	118,727	4.26	9,695,742	104,994	4.39

Total interest-earning assets (2)	14,347,872	135,152	3.81	12,243,198	119,602	3.95

Cash and due from banks	194,598			189,619
Allowance for credit losses	(128,697)			(110,385)
Premises and equipment	168,586			160,111
Other assets	1,564,873			1,506,761

Total Assets	$16,147,232			$13,989,304

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$4,677,671	1,894	0.16	$4,099,093	1,515	0.15
Savings	1,616,284	173	0.04	1,494,248	172	0.05
Certificates and other time	2,600,551	5,382	0.84	2,695,067	5,462	0.82
Customer repurchase agreements	830,646	456	0.22	827,851	462	0.22
Other short-term borrowings	1,053,939	1,312	0.50	390,707	757	0.78
Long-term borrowings	541,549	2,231	1.67	293,942	1,687	2.33

Total interest-bearing liabilities (2)	11,320,640	11,448	0.41	9,800,908	10,055	0.42

Non-interest-bearing demand	2,637,405			2,222,786
Other liabilities	148,926			136,009

Total Liabilities	14,106,971			12,159,703
Stockholders’ Equity	2,040,261			1,829,601

Total Liabilities and Stockholders’ Equity	$16,147,232			$13,989,304

Excess of interest-earning assets over interest-bearing liabilities	$3,027,232			$2,442,290

Fully tax-equivalent net interest income		123,704			109,547
Tax-equivalent adjustment		(1,783)			(1,722)

Net interest income		$121,921			$107,825

Net interest spread			3.40%			3.53%

Net interest margin (2)			3.48%			3.62%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans and leases, securities, interest-bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended March 31, 2015, net interest income, which comprised 76.2% of net revenue (net interest income plus non-interest income) compared to 71.9% for the same period in 2014, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $14.2 million or 12.9% from $109.5 million for the first quarter of 2014 to $123.7 million for the first quarter of 2015. Average earning assets increased $2.1 billion or 17.2% and average interest-bearing liabilities increased $1.5 billion or 15.5% from 2014 due to the acquisitions of OBA and BCSB, combined with organic growth in loans and leases, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.48% for the first quarter of 2015, compared to 3.62% for the same period of 2014, as loan and lease yields declined faster than deposit rates primarily as a result of the current low interest rate environment, partially offset by an increase in net interest margin due to higher accretable yield adjustments. Accretable yield adjustments added 5 basis points to the net interest margin for the first quarter of 2015, compared to 2 basis points for the same period of 2014. Details on changes in tax-equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended March 31, 2015, compared to the three months ended March 31, 2014 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$13	$(7)	$6
Securities	2,238	(354)	1,884
Residential mortgage loans held for sale	—	(73)	(73)
Loans and leases	16,767	(3,034)	13,733

	19,018	(3,468)	15,550

Interest Expense
Deposits:
Interest bearing demand	298	81	379
Savings	1	—	1
Certificates and other time	(194)	114	(80)
Customer repurchase agreements	2	(8)	(6)
Other short-term borrowings	905	(350)	555
Long-term borrowings	1,121	(577)	544

	2,133	(740)	1,393

Net Change	$16,885	$(2,728)	$14,157

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $135.2 million for the first quarter of 2015, increased $15.6 million or 13.0% from the same quarter of 2014, primarily due to increased earning assets combined with accretable yield benefit, partially offset by lower yields. During the first quarter of 2015 and 2014, the Corporation recognized a benefit of $1.8 million and $0.6 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $1.6 billion or 16.4% increase in average loans and leases, including $1.1 billion or 11.5% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, average loans added in the OBA and BCSB acquisitions were $300.6 million and $312.6 million, respectively. The yield on earning assets decreased 14 basis points from the first quarter of 2014 to 3.81% for the first quarter of 2015, reflecting the decreases in market interest rates and competitive pressures, partially offset by the above-mentioned changes in accretable yield adjustments on acquired loans.

Interest expense of $11.4 million for the first quarter of 2015 increased $1.4 million or 13.9% from the same quarter of 2014 due to growth in interest-bearing liabilities, partially offset by lower rates paid. The rate paid on interest-bearing liabilities decreased 1 basis point to 0.41% for the first quarter of 2015, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. Given the absolute low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for further reductions in the overall rate paid on interest-bearing liabilities. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $1.0 billion or 9.0%, including $454.1 million or 3.9% of organic growth, combined with $306.3 million and $526.2 million in average deposits and customer repurchase agreements added in the OBA and BCSB acquisitions, respectively.

Provision for Credit losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for credit losses of $8.1 million during the first quarter of 2015 increased $1.1 million from the same period of 2014, primarily due to an increase in the provision for the originated portfolio to support loan and lease growth. During the first quarter of 2015, net charge-offs were $5.6 million, or 0.20% (annualized) of average loans and leases, compared to $5.6 million, or 0.23% (annualized) of average loans and leases, for the same period of 2014. The ratio of the allowance for credit losses to total loans and leases equaled 1.13% at both March 31, 2015 and 2014, reflecting stability and consistency in the Corporation’s credit quality performance. The addition of loans acquired in the OBA and BCSB acquisitions did not carry a corresponding allowance for credit losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for credit losses, refer to the Allowance and Provision for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $38.2 million for the first quarter of 2015 decreased $3.9 million or 9.2% from the same period of 2014. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $15.8 million for the first quarter of 2015 increased $0.5 million or 3.6% from the same period of 2014. Other service charges and fees increased $1.2 million or 19.0% over this same period, reflecting the impact of organic growth and the expanded customer base due to acquisitions. Customer-related interchange fees increased $0.2 million or 6.0% over this same period. For information relating to the impact of the regulations relating to interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Trust fees of $5.2 million for the first three months of 2015 increased $0.4 million or 8.3% from the same period of 2014, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $437.1 million or 13.5% to $3.7 billion over this same period, with $385.1 million as a result of organic growth and $52.0 million due to improved stock market conditions.

Insurance commissions and fees of $4.4 million for the first quarter of 2015 decreased from $4.9 million during the same period of 2014, primarily due to reduced contingent fee income resulting from increases in claims and loss ratios during the first quarter of 2015 compared to the same period of 2014.

Securities commissions of $3.1 million for the first three months of 2015 increased $0.7 million or 27.8% from $2.4 million for the first three months of 2014, primarily due to positive results from new initiatives generating new customer relationships combined with increased volume and improved market conditions. Partially offsetting these increases were the costs associated with a system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area in the first quarter of 2014.

Net securities gains were $9.5 million for the first quarter of 2014. During this time, the Corporation strategically sold its entire portfolio of pooled TPS for net proceeds of $51.5 million and a gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $4.3 million relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth. Net securities losses for the first quarter of 2015 were immaterial.

Mortgage banking revenue, which is primarily derived from the gain on sale of residential mortgage loans, was $1.8 million for the first three months of 2015 compared to $0.2 million for the same period of 2014 due to higher origination volume and successful cross-selling efforts generated from a strengthened mortgage management team. During the first quarter of 2015, the Corporation sold $72.6 million of residential mortgage loans, compared to $22.6 million for the same period of 2014, as part of its ongoing strategy of generally selling 30-year fixed rate residential mortgage loans.

Income from bank owned life insurance (BOLI) of $1.8 million for the first quarter of 2015 decreased $0.3 million or 15.7% from the same period of 2014, primarily as a result of fewer death claims.

Other non-interest income of $6.1 million for the first quarter of 2015 increased $3.3 million from the first quarter of 2014. During the first quarter of 2015, the Corporation recorded $1.6 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth in 2014 and demand for these products given the interest rate environment. Additionally, the Corporation recorded $1.2 million more in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million. Also during the first quarter of 2015, the Corporation recorded $0.4 million more in gains from an equity investment and a gain of $0.4 million relating to the settlement of an insurance benefit. During the first quarter of 2014, the Corporation recorded a gain of $0.7 million related to the sale of impaired commercial loans.

Non-Interest Expense

Total non-interest expense of $94.7 million for the first quarter of 2015 increased $0.5 million or 0.5% from the same period of 2014. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $49.3 million for the first three months of 2015 increased $0.3 million or 0.6% from the same period of 2014. This increase primarily relates to employees added in conjunction with the OBA and BCSB acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2015. Additionally, during the first quarter of 2014, the Corporation recorded a net charge of $1.9 million relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $16.6 million for the first three months of 2015 increased $1.2 million or 8.1% from the same period of 2014, primarily resulting from acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, the Corporation’s continued focus on new technology, both in meeting customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and in meeting the continued regulatory requirements, such as stress testing, resulted in an increase of $0.7 million in equipment expense during the first quarter of 2015.

Amortization of intangibles expense of $2.1 million for the first quarter of 2015 decreased $0.2 million or 7.4% from the first quarter of 2014, due to a combination of certain intangible assets being completely amortized during 2014 and lower amortization expense on some intangible assets due to accelerated amortization methods.

Outside services expense of $8.8 million for the first quarter of 2015 increased $1.5 million or 21.3% from the same period of 2014. For the first three months of 2015, compared to the same period of 2014, other outside services and data processing services increased $0.4 million and $0.1 million, respectively, primarily resulting from the OBA and BCSB acquisitions and costs related to compliance with new regulations. Additionally, consulting fees increased $0.8 million during this same period due to a refund of previously paid fees for system enhancements during the first quarter of 2014.

Federal Deposit Insurance Corporation (FDIC) insurance of $3.7 million for the first quarter of 2015 increased $0.7 million or 23.2% from the same period of 2014 due to an increased asset base resulting from acquisitions.

The Corporation recorded $5.3 million in merger-related costs associated with the BCSB acquisition during the first quarter of 2014. No merger-related costs were recorded during the first quarter of 2015.

Other non-interest expense increased $2.2 million to $14.2 million for the first three months of 2015, compared to $12.0 million for the first three months of 2014. For the first quarter of 2015, compared to the same quarter of 2014, loan-related expenses increased $0.5 million, state taxes increased $0.4 million and fraud losses increased $0.2 million, all primarily due to acquisitions and volume increases related to organic growth. Additionally, the Corporation recorded $1.2 million during the first quarter of 2015 relating to insurance processing adjustments.

Income Taxes

The Corporation’s income tax expense of $17.0 million for the first quarter of 2015 increased $2.8 million or 19.5% from the same period of 2014. The effective tax rate of 29.6% for the first quarter of 2015 increased from 29.1% for the same period of 2014, due to higher levels of pre-tax income, which is subject to the marginal tax rate of 35%. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few years. These include strong earnings, a consistent dividend and capital actions. The capital actions include the raising of $161.3 million via the issuance of common and preferred equity during the fourth quarter of 2013. These proceeds were utilized to redeem various TPS obligations of the Corporation totaling $148.0 million, with $115.0 million occurring during the fourth quarter of 2013, $23.0 million occurring during the first quarter of 2014 and $10.0 million occurring during the second quarter of 2014. Additionally, the Corporation repurchased $15.0 million of TPS obligations during the second quarter of 2013. The positive results of these strategies can be seen in the parent’s strong cash position. The cash position decreased slightly from $129.3 million at December 31, 2014 to $126.2 million at March 31, 2015.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The LCR was 2.2 times at both March 31, 2015 and December 31, 2014. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 13.9 months at March 31, 2015 and 14.2 months at December 31, 2014. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes decreased $0.7 million or 0.3% during the first quarter of 2015 to $211.4 million at March 31, 2015.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. On a period-end basis, organic growth in total deposits and customer repurchase agreements was strong at $298.4 million, or 9.9% annualized. On a period-end basis, organic growth in transaction deposits and customer repurchase agreements was strong at $320.3 million, or 13.5% annualized. Average time deposits organically declined $39.7 million or 6.1% annualized on an average basis and $29.1 million or 3.4% annualized on a period-end basis over this same period. The decline reflects the plan to reduce these accounts due to the Corporation’s strong liquidity position and customers shifting to lower cost transactional products.

FNBPA had unused wholesale credit availability of $5.0 billion or 30.8% of bank assets at March 31, 2015 and $4.6 billion or 29.1% of bank assets at December 31, 2014. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be sold to meet funding needs. These securities totaled $924.4 million, or 5.7% of total assets and $1.1 billion, or 6.6% of total assets as of March 31, 2015 and December 31, 2014, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of March 31, 2015 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 1.1% and (1.0)% as of March 31, 2015 and December 31, 2014, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans and leases	$309,282	$518,332	$705,979	$1,371,286	$2,904,879
Investments	86,106	91,477	137,398	362,573	677,554

	395,388	609,809	843,377	1,733,859	3,582,433
Liabilities
Non-maturity deposits	86,009	172,018	258,027	516,055	1,032,109
Time deposits	146,445	273,124	375,669	495,360	1,290,598
Borrowings	774,220	135,766	55,130	114,358	1,079,474

	1,006,674	580,908	688,826	1,125,773	3,402,181
Period Gap (Assets - Liabilities)	$(611,286)	$28,901	$154,551	$608,086	$180,252

Cumulative Gap	$(611,286)	$(582,385)	$(427,834)	$180,252

Cumulative Gap to Total Assets	(3.8)%	(3.6)%	(2.6)%	1.1%

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

The following repricing gap analysis (in thousands) as of March 31, 2015 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans and leases	$3,976,364	$1,138,392	$581,686	$1,057,756	$6,754,198
Investments	89,051	103,069	148,750	401,431	742,301

	4,065,415	1,241,461	730,436	1,459,187	7,496,499
Liabilities
Non-maturity deposits	2,919,717	—	—	—	2,919,717
Time deposits	151,082	274,966	377,162	497,139	1,300,349
Borrowings	1,501,587	128,154	11,462	27,022	1,668,225

	4,572,386	403,120	388,624	524,161	5,888,291
Off-balance sheet	(200,000)	—	—	—	(200,000)
Period Gap (assets – liabilities + off-balance sheet)	$(706,971)	$838,341	$341,812	$935,026	$1,408,208

Cumulative Gap	$(706,971)	$131,370	$473,182	$1,408,208

Cumulative Gap to Assets	(4.3)%	0.8%	2.9%	8.6%

The twelve-month cumulative repricing gap to total assets was 8.6% and 6.7% as of March 31, 2015 and December 31, 2014, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2015.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	March 31, 2015	December 31, 2014	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	4.0%	3.3%	n/a
+ 200 basis points	2.9%	2.4%	(5.0)%
+ 100 basis points	1.4%	1.1%	(5.0)%
- 100 basis points	(2.4)%	(2.2)%	(5.0)%
Economic value of equity:
+ 300 basis points	0.3%	(1.2)%	(25.0)%
+ 200 basis points	1.2%	(0.1)%	(15.0)%
+ 100 basis points	1.3%	0.6%	(10.0)%
- 100 basis points	(7.3)%	(6.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 2.8% and 2.5% at March 31, 2015 and December 31, 2014, respectively.

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans and leases were 57.9% of total loans and leases as of both March 31, 2015 and December 31, 2014. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be relatively unchanged from the prior year end, resulting in a portfolio duration of 3.2 and 3.3 at March 31, 2015 and December 31, 2014, respectively. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of March 31, 2015, the commercial swaps totaled $1.0 billion of notional principal, with $98.1 million in notional swap principal originated during the first quarter of 2015. The success of the aforementioned tactics has resulted in an asset-sensitive position. For additional information regarding interest rate swaps, see the Derivative and Hedging Activities footnote in this Report.

The Corporation desired to remain modestly asset-sensitive during the first quarter of 2015. A number of management actions and market occurrences resulted in virtually no change to the Corporation’s interest rate risk position. These included a decrease in long-term interest rates which caused cash flows from certain mortgage-related portfolios to shorten, which contributed to an increase in the asset-sensitive interest rate risk position during the period. Organic balance sheet growth provided less rate sensitive deposits. These increases in the net asset-sensitivity position were aided by a decrease in the use of overnight and short-term borrowings compared to the prior year end. Overnight and short-term borrowings decreased by $175.0 million for the first quarter of 2015.

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

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;

•	enables the Board of Directors to understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and

•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	March 31, 2015	December 31, 2014
Non-interest-bearing demand	$2,728,599	$2,647,623
Interest-bearing demand	4,724,985	4,547,628
Savings	1,763,275	1,575,922
Certificates of deposit and other time deposits	2,589,184	2,611,035

Total deposits	11,806,043	11,382,208
Customer repurchase agreements	757,279	882,696

Total deposits and customer repurchase agreements	$12,563,322	$12,264,904

Total deposits and customer repurchase agreements increased by $298.4 million, or 2.4%, to $12.6 billion at March 31, 2015, compared to December 31, 2014, primarily as a result of organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts, partially offset by decreases in customer repurchase agreements and certificates of deposit and other time deposits. Generating growth in relationship-based transaction deposits and customer repurchase agreements remains a key focus of the Corporation.

NON-PERFORMING ASSETS

During the first three months of 2015, non-performing loans and OREO decreased $2.2 million, from $110.0 million at December 31, 2014 to $107.8 million at March 31, 2015. This decrease reflects reductions of $1.4 million and $0.7 million in TDRs and OREO, respectively. Non-accrual loans also decreased slightly over this same period. The decrease in TDRs was attributed to a shift in residential secured modifications from the non-performing category to performing, while the decrease in OREO was a result of sales activity outpacing transfers in, particularly in the residential portfolio.

Following is a summary of non-performing loans, by class (in thousands):

	March 31, 2015	December 31, 2014
Commercial real estate	$25,851	$26,134
Commercial and industrial	9,374	8,852
Commercial leases	732	722

Total commercial loans and leases	35,957	35,708
Direct installment	14,669	15,901
Residential mortgages	13,570	13,842
Indirect installment	1,265	1,305
Consumer lines of credit	1,590	1,796
Other	—	—

	$67,051	$68,552

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
March 31, 2015
Commercial real estate	$—	$2,198	$6,042	$8,240
Commercial and industrial	718	528	129	1,375
Commercial leases	—	—	—	—

Total commercial loans and leases	718	2,726	6,171	9,615
Direct installment	5,950	8,205	1,387	15,542
Residential mortgages	5,534	9,945	300	15,779
Indirect installment	—	154	42	196
Consumer lines of credit	591	992	140	1,723
Other	—	—	—	—

	$12,793	$22,022	$8,040	$42,855

December 31, 2014
Commercial real estate	$—	$2,002	$6,188	$8,190
Commercial and industrial	727	542	132	1,401
Commercial leases	—	—	—	—

Total commercial loans and leases	727	2,544	6,320	9,591
Direct installment	4,830	8,784	1,352	14,966
Residential mortgages	3,689	10,878	503	15,070
Indirect installment	—	156	47	203
Consumer lines of credit	195	1,077	50	1,322
Other	—	—	—	—

	$9,441	$23,439	$8,272	$41,152

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses of $128.5 million at March 31, 2015 increased $2.6 million or 2.0% from December 31, 2014, primarily in support of growth in originated loans and leases. The provision for credit losses during the three months ended March 31, 2015 was $8.1 million, covering net charge-offs of $5.6 million with the remainder primarily supporting strong organic loan and lease growth. The allowance for credit losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 172.06% as of December 31, 2014 to 180.83% as of March 31, 2015.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805. The decline in each ratio is consistent with generally positive trends in asset quality, particularly in all commercial loans and leases segments.

	At or For the Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Non-performing loans/total originated loans and leases	0.68%	0.71%	0.95%
Non-performing loans + OREO/total originated loans and leases + OREO	1.08%	1.13%	1.46%
Allowance for credit losses (originated loans)/total originated loans and leases	1.22%	1.22%	1.28%
Net charge-offs on originated loans and leases (annualized)/total average originated loans and leases	0.24%	0.17%	0.28%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units.

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

The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies (see discussion under “Enhanced Capital Standards”). Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements and future merger and acquisition activity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Corporation’s management believes that, as of March 31, 2015 and December 31, 2014, the Corporation and FNBPA met all “well-capitalized” requirements to which each of them was subject.

As of March 31, 2015, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During the first six months of 2014, the Corporation redeemed $33.0 million of the Corporation-issued TPS using proceeds raised in conjunction with its capital raise completed in November 2013. The regulatory capital ratios at March 31, 2015 reflect both this decrease in TPS and the new Basel III requirements. Accordingly, $14.4 million, or 25% of the TPS, are included in tier 1 capital and the remaining $43.1 million, or 75%, are included in tier 2 capital. Additionally, during the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled TPS, which strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Following are the capital amounts and related ratios as of March 31, 2015 and December 31, 2014 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
F.N.B. Corporation
Total capital	$1,460,428	11.7%	$1,247,244	10.0%	$997,795	8.0%
Tier 1 capital	1,268,105	10.2	997,795	8.0	748,346	6.0
Common equity tier 1	1,146,848	9.2	810,709	6.5	561,260	4.5
Leverage	1,268,105	8.3	765,156	5.0	612,125	4.0
FNBPA
Total capital	1,361,156	11.0	1,237,211	10.0	989,769	8.0
Tier 1 capital	1,237,705	10.0	989,769	8.0	494,884	4.0
Common equity tier 1	1,157,705	9.4	804,187	6.5	556,745	4.5
Leverage	1,237,705	8.2	757,371	5.0	605,897	4.0
December 31, 2014
F.N.B. Corporation
Total capital	$1,417,369	12.4%	$1,146,556	10.0%	$917,245	8.0%
Tier 1 capital	1,269,033	11.1	687,934	6.0	458,623	4.0
Leverage	1,269,033	8.4	752,593	5.0	602,074	4.0
FNBPA
Total capital	1,321,433	11.5	1,147,427	10.0	917,941	8.0
Tier 1 capital	1,200,776	10.5	688,456	6.0	458,971	4.0
Leverage	1,200,776	8.1	744,235	5.0	595,388	4.0

The information presented in the table above reflects well-capitalized and minimum capital requirements in accordance with Basel III standards for the period ended March 31, 2015. The capital requirements presented for December 31, 2014 are based on the regulations that were in effect at that time.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that will fundamentally change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business—Government Supervision and Regulation” included in the Corporation’s 2014 Annual Report on Form 10-K as filed with the SEC on February 27, 2015. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

ENHANCED REGULATORY CAPITAL STANDARDS

Regulatory capital reform initiatives continue to be updated and released which may impose additional conditions and restrictions on the Corporation’s current business practices and capital strategies.

In July 2013, the FRB approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The final rule implements the regulatory capital reforms recommended by the Basel III capital framework and the regulatory capital reforms required by the Dodd-Frank Act. These reforms seek to strengthen the components of regulatory capital by increasing the quantity and quality of capital held by banking organizations, increasing risk-based capital requirements and make selected changes to the calculation of risk-weighted assets.

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

The final rule, which became effective for the Corporation on January 1, 2015, includes a phase-in period through January 1, 2019 for several provisions of the rule, including the new minimum capital ratio requirements and the capital conservation buffer.

In October 2012, the FRB issued rules requiring companies with total consolidated assets of more than $10 billion to conduct annual company-run stress tests pursuant to the Dodd-Frank Act (DFAST). In July 2013, the FRB issued supervisory guidance for implementing the DFAST rules for banking organizations with total consolidated assets of more than $10 billion but less than $50 billion. The DFAST guidelines and rules build upon the May 2012 stress testing guidance issued by the FRB, Supervisory Guidance on Stress Testing for Banking Organizations with More Than $10 Billion in Total Consolidated Assets (SR Letter 12-7). The Corporation is subject to these supervisory rules and guidelines and conducted its annual company-run stress tests with results reported to the FRB by March 31, 2015 and made available to the public by June 30, 2015. Also, FNBPA is subject to stress testing rules and guidelines under the Office of the Comptroller of the Currency (OCC). The OCC has advised that it will consult closely with the FRB to provide common stress scenarios which can be utilized at both the depository institution and bank holding company levels.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2014 Annual Report on Form 10-K as filed with the SEC on February 27, 2015.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2015, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in various pending legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation or a subsidiary acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker, agent, acquiror or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.

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

There are no material changes from any of the risk factors previously disclosed in the Corporation’s 2014 Annual Report on Form 10-K as filed with the SEC on February 27, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: May 8, 2015	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 8, 2015	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: May 8, 2015	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)