Form 10-Q
period 2015-06-30
FNB CORP/FL/
filed 2015-08-07
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock, $0.01 Par Value	175,288,069 Shares

F.N.B. CORPORATION

FORM 10-Q

June 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$196,189	$196,240
Interest bearing deposits with banks	41,290	91,153

Cash and Cash Equivalents	237,479	287,393
Securities available for sale	1,618,620	1,534,065
Securities held to maturity (fair value of $1,526,040 and $1,468,258)	1,518,060	1,453,355
Residential mortgage loans held for sale	6,711	6,180
Loans and leases, net of unearned income of $49,856 and $56,131	11,626,787	11,247,038
Allowance for credit losses	(131,141)	(125,926)

Net Loans and Leases	11,495,646	11,121,112
Premises and equipment, net	167,010	168,756
Goodwill	831,333	832,213
Core deposit and other intangible assets, net	45,057	47,504
Bank owned life insurance	304,318	301,771
Other assets	374,367	374,741

Total Assets	$16,598,601	$16,127,090

Liabilities
Deposits:
Non-interest bearing demand	$2,813,488	$2,647,623
Interest bearing demand	5,226,703	4,547,628
Savings	1,730,359	1,575,922
Certificates and other time deposits	2,587,577	2,611,035

Total Deposits	12,358,127	11,382,208
Short-term borrowings	1,507,582	2,041,658
Long-term borrowings	542,578	541,443
Other liabilities	124,543	140,325

Total Liabilities	14,532,830	14,105,634
Stockholders’ Equity
Preferred stock - $0.01 par value Authorized – 20,000,000 shares Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value Authorized – 500,000,000 shares Issued – 176,434,735 and 175,450,303 shares	1,765	1,754
Additional paid-in capital	1,803,347	1,798,984
Retained earnings	210,422	176,120
Accumulated other comprehensive loss	(43,953)	(46,003)
Treasury stock – 1,147,755 and 1,458,045 shares at cost	(12,692)	(16,281)

Total Stockholders’ Equity	2,065,771	2,021,456

Total Liabilities and Stockholders’ Equity	$16,598,601	$16,127,090

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except per share data

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest Income
Loans and leases, including fees	$119,460	$109,542	$237,199	$213,639
Securities:
Taxable	14,467	13,577	28,681	25,864
Nontaxable	1,484	1,287	2,857	2,578
Dividends	9	13	20	192
Other	28	21	60	47

Total Interest Income	135,448	124,440	268,817	242,320
Interest Expense
Deposits	7,636	7,461	15,085	14,610
Short-term borrowings	1,794	1,333	3,562	2,552
Long-term borrowings	2,251	1,454	4,482	3,141

Total Interest Expense	11,681	10,248	23,129	20,303

Net Interest Income	123,767	114,192	245,688	222,017
Provision for credit losses	8,864	10,405	17,000	17,411

Net Interest Income After Provision for Credit Losses	114,903	103,787	228,688	204,606
Non-Interest Income
Service charges	17,514	17,441	33,331	32,710
Trust fees	5,432	4,862	10,593	9,626
Insurance commissions and fees	3,559	3,691	7,928	8,636
Securities commissions and fees	3,597	3,002	6,654	5,393
Net securities gains	14	776	5	10,237
Mortgage banking operations	2,516	928	4,315	1,142
Bank owned life insurance	1,838	1,807	3,681	3,992
Other	5,282	6,683	11,427	9,524

Total Non-Interest Income	39,752	39,190	77,934	81,260
Non-Interest Expense
Salaries and employee benefits	50,431	48,465	99,700	97,418
Net occupancy	8,472	8,068	17,448	16,550
Equipment	7,698	7,177	15,346	14,076
Amortization of intangibles	1,999	2,461	4,114	4,744
Outside services	9,163	8,233	17,940	15,470
FDIC insurance	2,783	3,399	6,472	6,393
Merger and acquisition related	371	832	371	6,150
Other	15,582	13,949	29,763	25,949

Total Non-Interest Expense	96,499	92,584	191,154	186,750

Income Before Income Taxes	58,156	50,393	115,468	99,116
Income taxes	18,025	15,562	34,994	29,761

Net Income	40,131	34,831	80,474	69,355
Less: Preferred stock dividends	2,010	2,010	4,020	4,332

Net Income Available to Common Stockholders	$38,121	$32,821	$76,454	$65,023

Net Income per Common Share – Basic	$0.22	$0.20	$0.44	$0.40
Net Income per Common Share – Diluted	0.22	0.20	0.43	0.39
Cash Dividends per Common Share	0.12	0.12	0.24	0.24
Comprehensive Income	$31,158	$42,313	$82,524	$89,720

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2015	$106,882	$1,754	$1,798,984	$176,120	$(46,003)	$(16,281)	$2,021,456
Comprehensive income				80,474	2,050		82,524
Dividends declared:
Preferred stock				(4,020)			(4,020)
Common stock: $0.24/share				(42,152)			(42,152)
Issuance of common stock		11	2,607			3,589	6,207
Restricted stock compensation			1,564				1,564
Tax benefit of stock-based compensation			192				192

Balance at June 30, 2015	$106,882	$1,765	$1,803,347	$210,422	$(43,953)	$(12,692)	$2,065,771

Balance at January 1, 2014	$106,882	$1,592	$1,608,117	$121,870	$(56,924)	$(7,154)	$1,774,383
Comprehensive income				69,355	20,365		89,720
Dividends declared:
Preferred stock				(4,332)			(4,332)
Common stock: $0.24/share				(40,123)			(40,123)
Issuance of common stock		14	7,857	(228)		(3,527)	4,116
Issuance of common stock - acquisitions		67	81,322				81,389
Restricted stock compensation			1,419				1,419
Tax benefit of stock-based compensation			1,505				1,505

Balance at June 30, 2014	$106,882	$1,673	$1,700,220	$146,542	$(36,559)	$(10,681)	$1,908,077

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Six Months Ended
	June 30,
	2015	2014
Operating Activities
Net income	$80,474	$69,355
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	21,871	16,290
Provision for credit losses	17,000	17,411
Deferred tax expense (benefit)	5,789	(2,454)
Net securities gains	(5)	(10,237)
Tax benefit of stock-based compensation	(192)	(1,505)
Loans originated for sale	(195,538)	(51,761)
Loans sold	198,787	58,659
Gain on sale of loans	(3,780)	(2,465)
Net change in:
Interest receivable	(1,593)	40
Interest payable	(492)	(1,292)
Securities classified as trading in business combination and sold	—	203,178
Bank owned life insurance	(2,524)	(3,375)
Other, net	(14,562)	8,705

Net cash flows provided by operating activities	105,235	300,549

Investing Activities
Net change in loans and leases	(402,216)	(538,144)
Securities available for sale:
Purchases	(242,375)	(526,470)
Sales	33,228	150,055
Maturities	125,270	172,295
Securities held to maturity:
Purchases	(204,591)	(325,989)
Maturities	137,518	95,152
Purchase of bank owned life insurance	(24)	(4,448)
Withdrawal/surrender of bank owned life insurance	—	715
Increase in premises and equipment	(8,651)	(8,021)
Net cash received in business combinations	—	27,058

Net cash flows used in investing activities	(561,841)	(957,797)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	999,376	451,460
Time deposits	(21,510)	(122,075)
Short-term borrowings	(534,076)	263,271
Increase in long-term borrowings	14,654	216,736
Decrease in long-term borrowings	(13,544)	(58,831)
Net proceeds from issuance of common stock	7,772	6,376
Tax benefit of stock-based compensation	192	1,505
Cash dividends paid:
Preferred stock	(4,020)	(4,332)
Common stock	(42,152)	(40,123)

Net cash flows provided by financing activities	406,692	713,987

Net (Decrease) Increase in Cash and Cash Equivalents	(49,914)	56,739
Cash and cash equivalents at beginning of period	287,393	213,981

Cash and Cash Equivalents at End of Period	$237,479	$270,720

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

June 30, 2015

BUSINESS

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of June 30, 2015, the Corporation had 284 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 73 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of June 30, 2015.

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

MERGERS AND ACQUISITIONS

OBA Financial Services, Inc.

On September 19, 2014, the Corporation completed its acquisition of OBA Financial Services, Inc. (OBA), a bank holding company based in Germantown, Maryland. On the acquisition date, the estimated fair values of OBA included $390,160 in assets, $291,393 in loans and $295,922 in deposits. The acquisition was valued at approximately $85,554 and resulted in the Corporation issuing 7,170,037 shares of its common stock in exchange for 4,025,895 shares of OBA common stock. The Corporation also acquired the outstanding stock options of OBA that became fully vested upon the acquisition. The assets and liabilities of OBA were recorded on the Corporation’s consolidated balance sheet at their fair values as of September 19, 2014, the acquisition date, and OBA’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. OBA’s banking affiliate, OBA Bank, was merged into FNBPA on September 19, 2014. Based on the purchase price allocation, the Corporation recorded $20,107 in goodwill and $4,304 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

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

Pending Acquisition – Metro Bancorp, Inc.

On August 4, 2015, the Corporation entered into a definitive merger agreement to acquire Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania with approximately $3,001,357 in total assets. The transaction is valued at approximately $474,000. Under the terms of the merger agreement, METR shareholders will be entitled to receive 2.373 shares of the Corporation’s common stock for each share of METR common stock. METR’s banking affiliate, Metro Bank, will be merged into FNBPA. The transaction is expected to be completed in the first quarter of 2016, pending regulatory approvals, the approval of shareholders and the satisfaction of other closing conditions.

Pending Branch Purchase – Bank of America

On May 27, 2015, the Corporation announced that it has entered into a purchase and assumption agreement to acquire approximately $280,000 in deposits and five branch-banking locations in southeastern Pennsylvania from Bank of America. The transaction is expected to close during the third quarter of 2015.

NEW ACCOUNTING STANDARDS

Insurance – Disclosures about Short-Duration Contracts

In May 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-09, Financial Services – Insurance. ASU 2015-09 requires insurance entities that issue short-duration contracts to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses, including disclosure of information about significant changes in methodologies and assumptions used to calculate the liability, reasons for the change, and the effects on the financial statements. These additional disclosures will increase the transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with information to facilitate analysis. The requirements of ASU 2015-09 should be applied retrospectively and are effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Cloud Computing Arrangements

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. ASU 2015-05 provides guidance to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement environment. The amendments in this Update provide a basis for evaluating whether a cloud computing arrangement includes a software license to internal-use software, and how to account for the software license element of the arrangement. This update supersedes the existing requirement to analogize to operating lease guidance in accounting for some software licenses. The requirements of ASU 2015-05 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-05 either prospectively or retrospectively. The Corporation is evaluating this new guidance and has not yet determined which approach it will adopt to apply the amendments in ASU 2015-05 or the impact that the adoption of this update will have on its financial statements.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2015
U.S. Treasury	$29,670	$258	$—	$29,928
U.S. government-sponsored entities	403,396	1,853	(1,173)	404,076
Residential mortgage-backed securities:
Agency mortgage-backed securities	588,103	6,454	(801)	593,756
Agency collateralized mortgage obligations	561,212	2,324	(7,939)	555,597
Non-agency collateralized mortgage obligations	1,270	9	—	1,279
Commercial mortgage-backed securities	5,004	2	—	5,006
States of the U.S. and political subdivisions	11,138	359	(40)	11,457
Other debt securities	16,671	312	(742)	16,241

Total debt securities	1,616,464	11,571	(10,695)	1,617,340
Equity securities	975	305	—	1,280

	$1,617,439	$11,876	$(10,695)	$1,618,620

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2014
U.S. Treasury	$29,604	$78	$—	$29,682
U.S. government-sponsored entities	338,330	742	(1,939)	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	546,572	7,548	(35)	554,085
Agency collateralized mortgage obligations	580,601	1,617	(9,047)	573,171
Non-agency collateralized mortgage obligations	1,414	17	—	1,431
Commercial mortgage-backed securities	7,891	—	(11)	7,880
States of the U.S. and political subdivisions	12,713	477	(32)	13,158
Other debt securities	16,615	420	(857)	16,178

Total debt securities	1,533,740	10,899	(11,921)	1,532,718
Equity securities	1,031	316	—	1,347

	$1,534,771	$11,215	$(11,921)	$1,534,065

Securities Held to Maturity
June 30, 2015
U.S. Treasury	$500	$152	$—	$652
U.S. government-sponsored entities	146,561	1,054	(379)	147,236
Residential mortgage-backed securities:
Agency mortgage-backed securities	670,817	12,981	(1,006)	682,792
Agency collateralized mortgage obligations	484,832	2,351	(6,793)	480,390
Non-agency collateralized mortgage obligations	3,375	14	(3)	3,386
Commercial mortgage-backed securities	17,410	231	—	17,641
States of the U.S. and political subdivisions	194,565	1,936	(2,558)	193,943

	$1,518,060	$18,719	$(10,739)	$1,526,040

December 31, 2014
U.S. Treasury	$502	$168	$—	$670
U.S. government-sponsored entities	101,602	885	(524)	101,963
Residential mortgage-backed securities:
Agency mortgage-backed securities	677,169	16,712	(346)	693,535
Agency collateralized mortgage obligations	501,965	1,858	(7,329)	496,494
Non-agency collateralized mortgage obligations	4,285	28	—	4,313
Commercial mortgage-backed securities	17,560	179	—	17,739
States of the U.S. and political subdivisions	150,272	3,315	(43)	153,544

	$1,453,355	$23,145	$(8,242)	$1,468,258

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with its acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarterly periods in which each of the acquisitions occurred. As of June 30, 2015 and December 31, 2014, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Gross gains	$14	$739	$14	$18,748
Gross losses	—	37	(9)	(8,511)

	$14	$776	$5	$10,237

During the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled trust preferred securities (TPS) with net proceeds of $51,540 and a gain of $13,766. These were previously classified as collateralized debt obligations (CDOs) available for sale. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and as such, was required to be disposed of by July 2016. Partially offsetting this gain was a net loss of $3,529 relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

As of June 30, 2015, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,990	$5,040	$1,010	$1,017
Due from one to five years	438,979	440,208	140,854	141,072
Due from five to ten years	10,014	10,304	72,031	73,550
Due after ten years	6,892	6,150	127,731	126,192

	460,875	461,702	341,626	341,831
Residential mortgage-backed securities:
Agency mortgage-backed securities	588,103	593,756	670,817	682,792
Agency collateralized mortgage obligations	561,212	555,597	484,832	480,390
Non-agency collateralized mortgage obligations	1,270	1,279	3,375	3,386
Commercial mortgage-backed securities	5,004	5,006	17,410	17,641
Equity securities	975	1,280	—	—

	$1,617,439	$1,618,620	$1,518,060	$1,526,040

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At June 30, 2015 and December 31, 2014, securities with a carrying value of $1,961,096 and $1,036,380, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $240,738 and $892,647 at June 30, 2015 and December 31, 2014, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2015
U.S. government-sponsored entities	5	$84,445	$(571)	5	$55,389	$(602)	10	$139,834	$(1,173)
Residential mortgage-backed securities:
Agency mortgage-backed securities	11	186,261	(801)	—	—	—	11	186,261	(801)
Agency collateralized mortgage obligations	6	104,538	(563)	18	237,775	(7,376)	24	342,313	(7,939)
States of the U.S. and political subdivisions	1	2,079	(3)	1	1,153	(37)	2	3,232	(40)
Other debt securities	—	—	—	4	6,150	(742)	4	6,150	(742)

	23	$377,323	$(1,938)	28	$300,467	$(8,757)	51	$677,790	$(10,695)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
December 31, 2014
U.S. government-sponsored entities	7	$89,986	$(275)	7	$99,326	$(1,664)	14	$189,312	$(1,939)
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	45,145	(35)	—	—	—	2	45,145	(35)
Agency collateralized mortgage obligations	9	166,908	(1,238)	16	225,700	(7,809)	25	392,608	(9,047)
Commercial mortgage-backed securities	1	7,880	(11)	—	—	—	1	7,880	(11)
States of the U.S. and political subdivisions	—	—	—	1	1,159	(32)	1	1,159	(32)
Other debt securities	—	—	—	4	6,030	(857)	4	6,030	(857)

	19	$309,919	$(1,559)	28	$332,215	$(10,362)	47	$642,134	$(11,921)

Securities Held to Maturity
June 30, 2015
U.S. government-sponsored entities	3	$44,772	$(227)	1	$14,849	$(152)	4	$59,621	$(379)
Residential mortgage-backed securities:
Agency mortgage-backed securities	10	115,966	(974)	1	1,127	(32)	11	117,093	(1,006)
Agency collateralized mortgage obligations	7	95,239	(884)	14	176,572	(5,909)	21	271,811	(6,793)
Non-agency collateralized mortgage obligations	2	1,731	(3)	—	—	—	2	1,731	(3)
States of the U.S. and political subdivisions	45	83,795	(2,558)	—	—	—	45	83,795	(2,558)

	67	$341,503	$(4,646)	16	$192,548	$(6,093)	83	$534,051	$(10,739)

December 31, 2014
U.S. government-sponsored entities	2	$24,989	$(40)	2	$29,516	$(484)	4	$54,505	$(524)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,099	(1)	4	45,042	(345)	5	46,141	(346)
Agency collateralized mortgage obligations	8	104,071	(630)	14	189,642	(6,699)	22	293,713	(7,329)
States of the U.S. and political subdivisions	1	1,427	(4)	4	5,453	(39)	5	6,880	(43)

	12	$131,586	$(675)	24	$269,653	$(7,567)	36	$401,239	$(8,242)

The Corporation does not intend to sell the debt securities and it is not more likely, than not, that the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s remaining portfolio of TPS consists of four single-issuer securities, which are primarily from money-center and large regional banks and are included in other debt securities. These TPS had an amortized cost and estimated fair value of $6,892 and $6,150 at June 30, 2015, respectively. The Corporation has concluded from its analysis performed at June 30, 2015 that it is probable that the Corporation will collect all contractual principal and interest payments related to these securities.

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
For the Six Months Ended June 30, 2015
Beginning balance	—	$27	$27
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	—	—	—

Ending balance	—	$27	$27

For the Six Months Ended June 30, 2014
Beginning balance	$17,155	$27	$17,182
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	(17,155)	—	(17,155)

Ending balance	$—	$27	$27

The Corporation did not recognize any impairment losses on securities for the six months ended June 30, 2015 or 2014.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $206,022 as of June 30, 2015 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. General obligation bonds comprise 99.6% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 92.5% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1,355. In addition to the strong stand-alone ratings, 84.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At June 30, 2015 and December 31, 2014, the Corporation’s FHLB stock totaled $58,047 and $54,751, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, along with a special dividend during the first quarter of 2015 and quarterly cash dividends in 2014 and 2015, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND LEASES

Following is a summary of loans and leases, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans and Leases
June 30, 2015
Commercial real estate	$3,178,219	$674,388	$3,852,607
Commercial and industrial	2,343,213	110,655	2,453,868
Commercial leases	190,881	—	190,881

Total commercial loans and leases	5,712,313	785,043	6,497,356
Direct installment	1,623,290	53,059	1,676,349
Residential mortgages	953,840	396,662	1,350,502
Indirect installment	941,851	950	942,801
Consumer lines of credit	972,474	146,496	1,118,970
Other	40,809	—	40,809

	$10,244,577	$1,382,210	$11,626,787

December 31, 2014
Commercial real estate	$3,031,810	$783,898	$3,815,708
Commercial and industrial	2,197,793	120,222	2,318,015
Commercial leases	177,824	—	177,824

Total commercial loans and leases	5,407,427	904,120	6,311,547
Direct installment	1,579,770	64,851	1,644,621
Residential mortgages	817,586	445,467	1,263,053
Indirect installment	873,645	1,906	875,551
Consumer lines of credit	946,427	164,549	1,110,976
Other	41,290	—	41,290

	$9,666,145	$1,580,893	$11,247,038

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

The loan and lease portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $178,455 or 1.5% of total loans and leases at June 30, 2015, compared to $180,588 or 1.6% of total loans and leases at December 31, 2014. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of June 30, 2015, 40.4% of the commercial real estate loans were owner-occupied, while the remaining 59.6% were non-owner-occupied, compared to 41.6% and 58.4%, respectively, as of December 31, 2014. As of June 30, 2015 and December 31, 2014, the Corporation had commercial construction loans of $243,382 and $296,156, respectively, representing 2.1% and 2.6% of total loans and leases at those respective dates.

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	June 30, 2015	December 31, 2014
Accounted for under ASC 310-30:
Outstanding balance	$1,423,534	$1,597,558
Carrying amount	1,169,717	1,344,171
Accounted for under ASC 310-20:
Outstanding balance	219,358	242,488
Carrying amount	205,548	228,748
Total acquired loans:
Outstanding balance	1,642,892	1,840,046
Carrying amount	1,375,265	1,572,919

The carrying amount of purchased credit impaired loans included in the table above totaled $8,808 at June 30, 2015 and $9,556 at December 31, 2014, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Six Months Ended
	June 30,
	2015	2014
Balance at beginning of period	$331,899	$305,646
Reduction due to unexpected early payoffs	(25,735)	(18,821)
Reclass from non-accretable difference	15,653	2,605
Disposals/transfers	(348)	(2,130)
Accretion	(31,656)	(28,275)

Balance at end of period	$289,813	$259,025

Credit Quality

Management monitors the credit quality of the Corporation’s loan and lease portfolio on an ongoing basis. Measurement of delinquency and past due status is based on the contractual terms of each loan.

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days, or when the full amount of principal and interest due is not expected to be collected in full, unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

Following is a summary of non-performing assets:

	June 30, 2015	December 31, 2014
Non-accrual loans	$45,396	$45,113
Troubled debt restructurings	22,916	23,439

Total non-performing loans	68,312	68,552
Other real estate owned (OREO)	40,190	41,466

Total non-performing assets	$108,502	$110,018

Asset quality ratios:
Non-performing loans as a percent of total loans and leases	0.59%	0.61%
Non-performing loans + OREO as a percent of total loans and leases + OREO	0.93%	0.97%
Non-performing assets as a percent of total assets	0.65%	0.68%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $5,138 at June 30, 2015. Also, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2015 amounted to $13,154.

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans and leases originated and loans acquired:

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
June 30, 2015
Commercial real estate	$6,054	$3	$24,652	$30,709	$3,147,510	$3,178,219
Commercial and industrial	2,800	3	8,966	11,769	2,331,444	2,343,213
Commercial leases	818	—	699	1,517	189,364	190,881

Total commercial loans and leases	9,672	6	34,317	43,995	5,668,318	5,712,313
Direct installment	9,414	2,969	5,656	18,039	1,605,251	1,623,290
Residential mortgages	8,198	1,536	3,767	13,501	940,339	953,840
Indirect installment	7,040	358	898	8,296	933,555	941,851
Consumer lines of credit	2,192	975	694	3,861	968,613	972,474
Other	65	73	—	138	40,671	40,809

	$36,581	$5,917	$45,332	$87,830	$10,156,747	$10,244,577

December 31, 2014
Commercial real estate	$9,601	$313	$24,132	$34,046	$2,997,764	$3,031,810
Commercial and industrial	2,446	3	8,310	10,759	2,187,034	2,197,793
Commercial leases	961	43	722	1,726	176,098	177,824

Total commercial loans and leases	13,008	359	33,164	46,531	5,360,896	5,407,427
Direct installment	9,333	3,617	7,117	20,067	1,559,703	1,579,770
Residential mortgages	8,709	3,891	2,964	15,564	802,022	817,586
Indirect installment	7,804	684	1,149	9,637	864,008	873,645
Consumer lines of credit	2,408	562	719	3,689	942,738	946,427
Other	13	135	—	148	41,142	41,290

	$41,275	$9,248	$45,113	$95,636	$9,570,509	$9,666,145

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
June 30, 2015
Commercial real estate	$10,618	$11,098	$—	$21,716	$691,401	$(38,729)	$674,388
Commercial and industrial	528	756	64	1,348	117,132	(7,825)	110,655

Total commercial loans	11,146	11,854	64	23,064	808,533	(46,554)	785,043
Direct installment	1,108	1,057	—	2,165	49,963	931	53,059
Residential mortgages	7,909	15,688	—	23,597	410,919	(37,854)	396,662
Indirect installment	21	17	—	38	1,149	(237)	950
Consumer lines of credit	654	1,474	—	2,128	148,470	(4,102)	146,496

	$20,838	$30,090	$64	$50,992	$1,419,034	$(87,816)	$1,382,210

December 31, 2014
Commercial real estate	$12,076	$12,368	—	$24,444	$799,991	$(40,537)	$783,898
Commercial and industrial	687	1,968	—	2,655	127,535	(9,968)	120,222

Total commercial loans	12,763	14,336	—	27,099	927,526	(50,505)	904,120
Direct installment	2,670	1,443	—	4,113	59,532	1,206	64,851
Residential mortgages	8,159	19,936	—	28,095	456,810	(39,438)	445,467
Indirect installment	38	30	—	68	2,179	(341)	1,906
Consumer lines of credit	1,048	2,279	—	3,327	166,912	(5,690)	164,549

	$24,678	$38,024	—	$62,702	$1,612,959	$(94,768)	$1,580,893

(1)	Past due information for acquired loans is based on the contractual balance outstanding at June 30, 2015 and December 31, 2014.
(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan and lease portfolio:

Rating Category	Definition
Pass	in general, the condition and performance of the borrower is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition and performance of the borrower has significantly deteriorated and could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
June 30, 2015
Commercial real estate	$3,056,070	$59,893	$61,601	$655	$3,178,219
Commercial and industrial	2,244,956	60,547	36,140	1,570	2,343,213
Commercial leases	187,988	2,002	891	—	190,881

	$5,489,014	$122,442	$98,632	$2,225	$5,712,313

December 31, 2014
Commercial real estate	$2,890,830	$58,630	$81,951	$399	$3,031,810
Commercial and industrial	2,085,893	71,420	39,684	796	2,197,793
Commercial leases	174,677	2,198	949	—	177,824

	$5,151,400	$132,248	$122,584	$1,195	$5,407,427

Acquired Loans
June 30, 2015
Commercial real estate	$533,067	$61,595	$79,726	—	$674,388
Commercial and industrial	97,178	4,076	9,401	—	110,655

	$630,245	$65,671	$89,127	—	$785,043

December 31, 2014
Commercial real estate	$610,260	$73,891	$99,747	—	$783,898
Commercial and industrial	103,862	3,506	12,854	—	120,222

	$714,122	$77,397	$112,601	—	$904,120

Credit quality information for acquired loans is based on the contractual balance outstanding at June 30, 2015 and December 31, 2014.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non- Performing	Total
June 30, 2015
Direct installment	$1,608,934	$14,356	$1,623,290
Residential mortgages	939,368	14,472	953,840
Indirect installment	940,799	1,052	941,851
Consumer lines of credit	970,554	1,920	972,474
Other	40,809	—	40,809

December 31, 2014
Direct installment	$1,565,090	$14,680	$1,579,770
Residential mortgages	802,522	15,064	817,586
Indirect installment	872,340	1,305	873,645
Consumer lines of credit	944,631	1,796	946,427
Other	41,290	—	41,290

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

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Six Months Ended June 30, 2015
Commercial real estate	$35,137	$25,753	$822	$26,575	$655	$26,301
Commercial and industrial	10,130	7,325	1,909	9,234	1,570	9,650
Commercial leases	699	699	—	699	—	716

Total commercial loans and leases	45,966	33,777	2,731	36,508	2,225	36,667
Direct installment	15,043	14,356	—	14,356	—	14,322
Residential mortgages	14,962	14,472	—	14,472	—	15,076
Indirect installment	2,782	1,052	—	1,052	—	1,208
Consumer lines of credit	2,079	1,920	—	1,920	—	1,808
Other	—	—	—	—	—	—

	$80,832	$65,577	$2,731	$68,308	$2,225	$69,081

At or for the Year Ended December 31, 2014
Commercial real estate	$34,583	$25,443	$883	$26,326	$399	$30,807
Commercial and industrial	11,412	7,609	1,948	9,557	780	9,510
Commercial leases	722	722	—	722	—	686

Total commercial loans and leases	46,717	33,774	2,831	36,605	1,179	41,003
Direct installment	14,987	14,680	—	14,680	—	14,248
Residential mortgages	16,791	15,064	—	15,064	—	16,924
Indirect installment	1,467	1,305	—	1,305	—	1,399
Consumer lines of credit	1,803	1,796	—	1,796	—	1,793
Other	—	—	—	—	—	—

	$81,765	$66,619	$2,831	$69,450	$1,179	$75,367

Interest income is generally no longer recognized once a loan becomes impaired.

These tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories: commercial real estate of $3,454; commercial and industrial of $607; direct installment of $1,562; residential mortgages of $752; indirect installment of $284; and consumer lines of credit of $286, totaling $6,945 at June 30, 2015 and commercial real estate of $3,286; commercial and industrial of $1,484; direct installment of $1,847; residential mortgages of $858; indirect installment of $232; and consumer lines of credit of $267, totaling $7,974 at December 31, 2014.

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

Following is a summary of the payment status of total TDRs:

	June 30, 2015	December 31, 2014
Accruing:
Performing	$11,669	$9,441
Non-performing	22,916	23,439
Non-accrual	8,406	8,272

	$42,991	$41,152

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the six months ended June 30, 2015, the Corporation returned to performing status $3,831 in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for credit losses included specific reserves for commercial TDRs of $510 and $371 at June 30, 2015 and December 31, 2014, respectively, and pooled reserves for individual loans under $500 of $1,086 and $1,215 for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for credit losses included pooled reserves for these classes of loans of $4,936 and $3,448 at June 30, 2015 and December 31, 2014, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	2	$312	$176
Commercial and industrial	1	5	4	1	5	4

Total commercial loans	1	5	4	3	317	180
Direct installment	110	1,761	1,729	241	3,310	3,201
Residential mortgages	7	231	234	21	812	846
Indirect installment	5	14	13	10	30	30
Consumer lines of credit	14	250	249	30	520	519
Other	—	—	—	—	—	—

	137	$2,261	$2,229	305	$4,989	$4,776

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	8	$2,508	$2,496	9	$2,581	$2,553
Commercial and industrial	—	—	—	1	188	188

Total commercial loans	8	2,508	2,496	10	2,769	2,741
Direct installment	136	1,873	1,843	262	3,573	3,479
Residential mortgages	15	1,070	1,045	24	1,359	1,324
Indirect installment	6	18	16	13	34	32
Consumer lines of credit	18	555	553	25	812	807
Other	—	—	—	—	—	—

	183	$6,024	$5,953	334	$8,547	$8,383

Following is a summary of TDRs, by class of loans and leases, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended June 30, 2015 (1)		Six Months Ended June 30, 2015 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	229	1	229

Total commercial loans	1	229	1	229
Direct installment	27	96	58	182
Residential mortgages	3	114	4	171
Indirect installment	3	7	5	7
Consumer lines of credit	—	—	1	92
Other	—	—	—	—

	34	$446	69	$681

	Three Months Ended June 30, 2014 (1)		Six Months Ended June 30, 2014 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—

Total commercial loans	—	—	—	—
Direct installment	33	240	47	392
Residential mortgages	—	—	—	—
Indirect installment	1	—	1	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

Direct installment	34	$240	48	$392

(1)	The recorded investment is as of period end.

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

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for credit losses	Balance at End of Period
Three Months Ended June 30, 2015
Commercial real estate	$38,792	$(977)	$200	$(777)	$1,857	$39,872
Commercial and industrial	32,803	(1,416)	976	(440)	(58)	32,305
Commercial leases	2,576	(111)	35	(76)	(277)	2,223

Total commercial loans and leases	74,171	(2,504)	1,211	(1,293)	1,522	74,400
Direct installment	21,204	(2,953)	297	(2,656)	3,731	22,279
Residential mortgages	8,471	(112)	24	(88)	196	8,579
Indirect installment	7,657	(1,503)	332	(1,171)	2,423	8,909
Consumer lines of credit	8,890	(323)	36	(287)	515	9,118
Other	854	(325)	25	(300)	357	911

Total allowance on originated loans and leases	121,247	(7,720)	1,925	(5,795)	8,744	124,196

Purchased credit-impaired loans	621	—	—	—	37	658
Other acquired loans	6,631	(468)	41	(427)	83	6,287

Total allowance on acquired loans	7,252	(468)	41	(427)	120	6,945

Total allowance	$128,499	$(8,188)	$1,966	$(6,222)	$8,864	$131,141

Six Months Ended June 30, 2015
Commercial real estate	$37,588	$(1,978)	$409	$(1,569)	$3,853	$39,872
Commercial and industrial	32,645	(2,100)	1,096	(1,004)	664	32,305
Commercial leases	2,398	(204)	45	(159)	(16)	2,223

Total commercial loans and leases	72,631	(4,282)	1,550	(2,732)	4,501	74,400
Direct installment	20,538	(5,386)	566	(4,820)	6,561	22,279
Residential mortgages	8,024	(623)	39	(584)	1,139	8,579
Indirect installment	7,504	(2,783)	634	(2,149)	3,554	8,909
Consumer lines of credit	8,496	(733)	76	(657)	1,279	9,118
Other	759	(660)	36	(624)	776	911

Total allowance on originated loans and leases	117,952	(14,467)	2,901	(11,566)	17,810	124,196

Purchased credit-impaired loans	660	(64)	19	(45)	43	658
Other acquired loans	7,314	(545)	371	(174)	(853)	6,287

Total allowance on acquired loans	7,974	(609)	390	(219)	(810)	6,945

Total allowance	$125,926	$(15,076)	$3,291	$(11,785)	$17,000	$131,141

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for credit losses	Balance at End of Period
Three Months Ended June 30, 2014
Commercial real estate	$38,534	$(1,572)	$263	$(1,309)	$1,253	$38,478
Commercial and industrial	29,971	(540)	168	(372)	3,418	33,017
Commercial leases	1,944	(63)	53	(10)	145	2,079

Total commercial loans and leases	70,449	(2,175)	484	(1,691)	4,816	73,574
Direct installment	16,630	(2,264)	283	(1,981)	2,195	16,844
Residential mortgages	5,307	(137)	44	(93)	292	5,506
Indirect installment	6,500	(696)	230	(466)	659	6,693
Consumer lines of credit	7,658	(340)	38	(302)	308	7,664
Other	579	(307)	5	(302)	630	907

Total allowance on originated loans and leases	107,123	(5,919)	1,084	(4,835)	8,900	111,188

Purchased credit-impaired loans	708	(1,653)	—	(1,653)	1,393	448
Other acquired loans	4,388	(126)	738	612	112	5,112

Total allowance on acquired loans	5,096	(1,779)	738	(1,041)	1,505	5,560

Total allowance	$112,219	$(7,698)	$1,822	$(5,876)	$10,405	$116,748

Six Months Ended June 30, 2014
Commercial real estate	$32,548	$(3,795)	$562	$(3,233)	$9,163	$38,478
Commercial and industrial	32,603	(1,053)	538	(515)	929	33,017
Commercial leases	1,903	(150)	82	(68)	244	2,079

Total commercial loans and leases	67,054	(4,998)	1,182	(3,816)	10,336	73,574
Direct installment	17,824	(4,785)	550	(4,235)	3,255	16,844
Residential mortgages	5,836	(269)	48	(221)	(109)	5,506
Indirect installment	6,409	(1,498)	447	(1,051)	1,335	6,693
Consumer lines of credit	7,231	(663)	93	(570)	1,003	7,664
Other	530	(569)	10	(559)	936	907

Total allowance on originated loans and leases	104,884	(12,782)	2,330	(10,452)	16,756	111,188

Purchased credit-impaired loans	1,000	(1,902)	—	(1,902)	1,350	448
Other acquired loans	4,900	(117)	1,024	907	(695)	5,112

Total allowance on acquired loans	5,900	(2,019)	1,024	(995)	655	5,560

Total allowance	$110,784	$(14,801)	$3,354	$(11,447)	$17,411	$116,748

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Allowance		Loans and Leases Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2015
Commercial real estate	$655	$39,217	$3,178,219	$13,713	$3,164,506
Commercial and industrial	1,570	30,735	2,343,213	5,585	2,337,628
Commercial leases	—	2,223	190,881	—	190,881

Total commercial loans and leases	2,225	72,175	5,712,313	19,298	5,693,015
Direct installment	—	22,279	1,623,290	—	1,623,290
Residential mortgages	—	8,579	953,840	—	953,840
Indirect installment	—	8,909	941,851	—	941,851
Consumer lines of credit	—	9,118	972,474	—	972,474
Other	—	911	40,809	—	40,809

	$2,225	$121,971	$10,244,577	$19,298	$10,225,279

December 31, 2014
Commercial real estate	$399	$37,189	$3,031,810	$13,952	$3,017,858
Commercial and industrial	780	31,865	2,197,793	5,837	2,191,956
Commercial leases	—	2,398	177,824	—	177,824

Total commercial loans and leases	1,179	71,452	5,407,427	19,789	5,387,638
Direct installment	—	20,538	1,579,770	—	1,579,770
Residential mortgages	—	8,024	817,586	—	817,586
Indirect installment	—	7,504	873,645	—	873,645
Consumer lines of credit	—	8,496	946,427	—	946,427
Other	—	759	41,290	—	41,290

	$1,179	$116,773	$9,666,145	$19,789	$9,646,356

BORROWINGS

Following is a summary of short-term borrowings:

	June 30, 2015	December 31, 2014
Securities sold under repurchase agreements	$212,380	$882,696
Federal Home Loan Bank advances	840,000	820,000
Federal funds purchased	330,000	210,000
Subordinated notes	125,202	128,962

	$1,507,582	$2,041,658

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term borrowings:

	June 30, 2015	December 31, 2014
Federal Home Loan Bank advances	$400,017	$400,042
Subordinated notes	84,289	83,155
Junior subordinated debt	58,272	58,246

	$542,578	$541,443

The Corporation’s banking affiliate has available credit with the FHLB of $4,393,116 of which $1,240,018 was used as of June 30, 2015. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.76% to 4.19% for both the six months ended June 30, 2015 and the year ended December 31, 2014.

The Corporation had two unconsolidated subsidiary trusts as of June 30, 2015 (collectively, the Trusts): F.N.B. Statutory Trust II and Omega Financial Capital Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition.

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. Under recently issued capital guidelines, effective January 1, 2015, the portion of the subordinated debt, net of the Corporation’s investments in the Trusts, that qualifies as tier 1 capital is limited to 25% of the total $57,500 outstanding at June 30, 2015, with the remaining 75% moving to tier 2 capital. In 2016, the entire balance of the subordinated debt will be included in tier 2 capital. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of June 30, 2015:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	1.94%	Variable; 3-month LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,107	10/18/34	2.47%	Variable; 3-month LIBOR + 219 bps

	$57,500	$1,779	$58,272

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

The following table presents notional amounts and gross fair values of all derivative assets and derivative liabilities held by the Corporation:

	June 30, 2015			December 31, 2014
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$200,000	$1,867	$1,869	$200,000	$2,109	$2,330
Interest rate swaps – not designated	1,080,889	491	40,943	972,002	140	43,655
Equity contracts – not designated	1,210	17	—	1,210	47	—

Total subject to master netting arrangements	1,282,099	2,375	42,812	1,173,212	2,296	45,985
Not subject to master netting arrangements:
Interest rate swaps – not designated	1,080,889	40,664	377	972,002	43,602	128
Credit risk contracts – not designated	102,700	10	114	68,632	—	—
Equity contracts – not designated	1,210	—	16	1,210	—	47

Total not subject to master netting arrangements	1,184,799	40,674	507	1,041,844	43,602	175

	$2,466,898	$43,049	$43,319	$2,215,056	$45,898	$46,160

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

At June 30, 2015 and December 31, 2014, the notional amount of these interest rate derivative agreements totaled $200,000. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $1,867 and $1,869, respectively, at June 30, 2015, and $2,109 and $2,330, respectively, at December 31, 2014. For the six months ended June 30, 2015, the amount reclassified from accumulated other comprehensive income (AOCI) to interest income on loans and leases totaled $1,623 ($1,055 net of tax).

As of June 30, 2015, the maximum length of time over which forecasted interest cash flows are hedged is eight years. In the twelve months that follow June 30, 2015, the Corporation expects to reclassify from the amount currently reported in AOCI net derivative gains of $2,817 ($1,831 net of tax), in association with interest received on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2015.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the six months ended June 30, 2015 and 2014, there was no hedge ineffectiveness. Also, during the six months ended June 30, 2015 and 2014, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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

The Corporation enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer interest rate swap agreements. The Corporation seeks to minimize counterparty credit risk by entering into transactions only with high-quality financial dealer institutions. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. Substantially all contracts with dealers that require central clearing (generally, transactions since June 10, 2014) are novated to a SEC registered clearing agency who becomes the Corporation’s counterparty.

The notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $1,080,889 at June 30, 2015. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $41,155 and $41,320, respectively, at June 30, 2015. At December 31, 2014, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $972,002. At December 31, 2014, fair values included in other assets and other liabilities on the consolidated balance sheet amounted to $43,742 and $43,783, respectively.

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

Risk participation agreements sold with notional amounts totaling $74,010 have remaining terms ranging from two to nine years. Under these agreements, the Corporation’s maximum exposure assuming a customer defaults on its obligation to perform under certain derivative swap contracts with third parties would be $114 at June 30, 2015 and $25 at December 31, 2014.

The fair values of risk participation agreements purchased and sold were not material at June 30, 2015 and December 31, 2014.

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

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1,974 and $1,862 as of June 30, 2015 and December 31, 2014, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
June 30, 2015
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,867	—	$1,867
Not designated	491	—	491
Equity contracts – not designated	17	—	17
Not subject to master netting arrangements:
Interest rate contracts – not designated	40,664	—	40,664
Credit contracts – not designated	10	—	10

	$43,049	—	$43,049

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,869	—	$1,869
Not designated	40,943	—	40,943
Not subject to master netting arrangements:
Interest rate contracts – not designated	377	—	377
Credit contracts – not designated	114	—	114
Equity contracts – not designated	16	—	16

	$43,319	—	$43,319

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

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
June 30, 2015
Derivative Assets
Interest rate contracts:
Designated	$1,867	$519	$1,348	—
Not designated	491	105	386	—
Equity contracts – not designated	17	17	—	—

	$2,375	$641	$1,734	—

Derivative Liabilities
Interest rate contracts:
Designated	$1,869	$1,869	$—	$—
Not designated	40,943	24,793	14,388	1,762

	$42,812	$26,662	$14,388	$1,762

December 31, 2014
Derivative Assets
Interest rate contracts:
Designated	$2,109	$810	$1,299	—
Not designated	140	138	2	—
Equity contracts – not designated	47	47	—	—

	$2,296	$995	$1,301	—

Derivative Liabilities
Interest rate contracts:
Designated	$2,330	$2,330	$—	$—
Not designated	43,655	28,646	13,243	1,766

	$45,985	$30,976	$13,243	$1,766

The following table presents the effect of certain of the Corporation’s derivative financial instruments on the income statement:

	Income	Six Months Ended
	Statement	June 30,
	Location	2015	2014
Interest Rate Swaps	Other income	$(123)	$1
Credit Risk Contracts	Other income	(105)	—

Other

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at June 30, 2015 and December 31, 2014 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	June 30, 2015	December 31, 2014
Commitments to extend credit	$3,921,382	$3,665,481
Standby letters of credit	108,436	121,186

At June 30, 2015, funding of 69.1% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

For the six months ended June 30, 2015 and 2014, the Corporation issued 401,510 and 357,341 restricted stock awards, respectively, with aggregated grant date fair values of $5,284 and $4,871 under these plans. For performance-based restricted stock awards granted, the amount of shares recipients will earn is variable based on the Corporation’s total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued. As of June 30, 2015, the Corporation had available up to 2,077,572 shares of common stock to issue under the Plans.

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

Share-based compensation expense related to restricted stock awards was $1,564 and $1,385 for the six months ended June 30, 2015 and 2014, the tax benefit of which was $548 and $485, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2015		2014
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,354,093	$11.86	1,729,033	$10.23
Granted	401,510	13.16	357,341	13.63
Net adjustment due to performance	(46,956)	10.25	(87,512)	11.41
Vested	(460,606)	10.61	(698,121)	8.77
Forfeited	(2,774)	17.24	(32,909)	10.99
Dividend reinvestment	18,359	14.13	22,501	12.74

Unvested awards outstanding at end of period	1,263,626	12.82	1,290,333	11.90

The total fair value of awards vested was $5,770 and $8,641 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, there was $8,141 of unrecognized compensation cost related to unvested restricted stock awards, including $65 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of June 30, 2015 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	663,106	600,520	1,263,626
Unrecognized compensation expense	$5,165	$2,976	$8,141
Intrinsic value	$9,496	$8,599	$18,095
Weighted average remaining life (in years)	2.31	2.20	2.26

Stock Options

All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of the Corporation’s acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent Corporation stock options. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 82,810 and 93,154 for the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	568,834	$8.86	533,524	$11.50
Assumed from acquisitions	—	—	304,785	5.77
Exercised	(82,810)	5.57	(134,687)	6.24
Forfeited	(2,182)	4.34	(52,262)	25.03

Options outstanding and exercisable at end of period	483,842	9.44	651,360	8.82

The intrinsic value of outstanding and exercisable stock options at June 30, 2015 was $2,255.

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

In conjunction with the Parkvale Financial Corporation (Parkvale) acquisition on January 1, 2012, the warrant issued by Parkvale to the UST under the CPP has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. This warrant, which was recorded at its fair value on January 1, 2012, was sold at auction by the UST and was exercised at $5.81 per share during the second quarter of 2015.

In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 370,929, with a resulting lower exercise price of $3.30 per share as of June 30, 2015. The warrant, which was recorded at its fair value on April 6, 2013, expires in 2019.

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

The net periodic benefit credit for the defined benefit plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$17	$16	$34	$32
Interest cost	1,477	1,596	2,954	3,192
Expected return on plan assets	(2,491)	(2,487)	(4,982)	(4,974)
Amortization:
Unrecognized net transition asset	—	(5)	—	(10)
Unrecognized prior service cost	2	2	4	4
Unrecognized loss	536	337	1,072	674

Net periodic pension credit	$(459)	$(541)	$(918)	$(1,082)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first six percent that the employee defers. Additionally, the Corporation may provide a performance-based company contribution of up to three percent if the Corporation exceeds annual financial goals. Prior to January 1, 2015, the Corporation matched 100% of the first four percent that the employee deferred, provided an automatic contribution of three percent of compensation at the end of the year and could make an additional performance-based company contribution of up to two percent if the Corporation achieved its performance goals for the plan year. The Corporation’s contribution expense was $3,961 and $4,962 for the six months ended June 30, 2015 and 2014, respectively.

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

At June 30, 2015, the Corporation anticipates that it will not utilize some of its state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against these deferred tax assets. The Corporation believes that, except for the portion which is covered by a valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at June 30, 2015, based on the levels of projected taxable income of some of its entities.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$40,131	$34,831	$80,474	$69,355
Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(3,870), $2,935, $652 and $11,950	(7,188)	5,451	1,212	22,193
Reclassification adjustment for gains included in net income, net of tax expense of $5, $272, $2 and $3,583	(9)	(504)	(3)	(6,654)
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(860), $1,537, $645 and $2,939	(1,597)	2,855	1,196	5,458
Reclassification adjustment for gains included in net income, net of tax expense of $285, $290, $568 and $575	(529)	(538)	(1,055)	(1,067)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $189, $117, $377 and $234	350	218	700	435

Other comprehensive (loss) income	(8,973)	7,482	2,050	20,365

Comprehensive income	$31,158	$42,313	$82,524	$89,720

The amounts reclassified from AOCI related to securities available for sale are included in net securities gains on the Consolidated Statements of Comprehensive Income, while the amounts reclassified from AOCI related to derivative instruments are included in interest income on loans and leases on the Consolidated Statements of Comprehensive Income.

The tax (benefit) expense amounts reclassified from AOCI in connection with the securities available for sale and derivative instruments reclassifications are included in income taxes on the Consolidated Statements of Comprehensive Income.

The following table presents changes in AOCI, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2015
Balance at beginning of period	$(440)	$(143)	$(45,420)	$(46,003)
Other comprehensive income before reclassifications	1,212	1,196	700	3,108
Amounts reclassified from AOCI	(3)	(1,055)	—	(1,058)

Net current period other comprehensive income	1,209	141	700	2,050

Balance at end of period	$769	$(2)	$(44,720)	$(43,953)

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$40,131	$34,831	$80,474	$69,355
Less: Preferred stock dividends	2,010	2,010	4,020	4,332

Net income available to common stockholders	$38,121	$32,821	$76,454	$65,023

Basic weighted average common shares outstanding	174,940,911	166,185,080	174,548,775	164,196,783
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,420,929	1,682,528	1,547,420	1,731,577

Diluted weighted average common shares outstanding	176,361,840	167,867,608	176,096,195	165,928,360

Earnings per common share:
Basic	$0.22	$0.20	$0.44	$0.40

Diluted	$0.22	$0.20	$0.43	$0.39

For the three months ended June 30, 2015 and 2014, 17,918 and 30,649 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six months ended June 30, 2015 and 2014, 20,984 and 41,023 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

	2015	2014
Six Months Ended June 30
Interest paid on deposits and other borrowings	$23,621	$21,366
Income taxes paid	21,000	1,000
Transfers of loans to other real estate owned	4,744	6,660
Financing of other real estate owned sold	222	259

BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2015
Interest income	$123,967	$—	$22	$9,778	$1,681	$135,448
Interest expense	10,166	—	—	855	660	11,681
Net interest income	113,801	—	22	8,923	1,021	123,767
Provision for credit losses	6,945	—	—	1,964	(45)	8,864
Non-interest income	28,313	9,199	2,753	732	(1,245)	39,752
Non-interest expense	78,339	6,931	3,581	4,994	655	94,500
Intangible amortization	1,830	68	101	—	—	1,999
Income tax expense (benefit)	17,009	789	(312)	1,038	(499)	18,025
Net income (loss)	37,991	1,411	(595)	1,659	(335)	40,131
Total assets	16,412,240	21,255	22,523	186,134	(43,551)	16,598,601
Total intangibles	851,250	10,584	12,747	1,809	—	876,390
At or for the Three Months Ended June 30, 2014
Interest income	$113,161	$—	$25	$9,578	$1,676	$124,440
Interest expense	8,730	—	—	809	709	10,248
Net interest income	104,431	—	25	8,769	967	114,192
Provision for credit losses	8,425	—	—	1,778	202	10,405
Non-interest income	27,420	8,033	2,999	741	(3)	39,190
Non-interest expense	75,281	6,452	2,911	4,880	599	90,123
Intangible amortization	2,288	72	101	—	—	2,461
Income tax expense (benefit)	14,048	548	8	1,097	(139)	15,562
Net income (loss)	31,809	961	4	1,755	302	34,831
Total assets	14,842,988	21,828	20,785	182,401	(48,755)	15,019,247
Total intangibles	830,809	10,864	10,324	1,809	—	853,806

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2015
Interest income	$246,085	$—	$45	$19,371	$3,316	$268,817
Interest expense	20,107	—	—	1,715	1,307	23,129
Net interest income	225,978	—	45	17,656	2,009	245,688
Provision for credit losses	13,272	—	—	3,538	190	17,000
Non-interest income	55,614	17,586	6,346	1,408	(3,020)	77,934
Non-interest expense	155,418	13,424	7,751	9,802	645	187,040
Intangible amortization	3,777	136	201	—	—	4,114
Income tax expense (benefit)	32,940	1,447	(538)	2,187	(1,042)	34,994
Net income (loss)	76,185	2,579	(1,023)	3,537	(804)	80,474
Total assets	16,412,240	21,255	22,523	186,134	(43,551)	16,598,601
Total intangibles	851,250	10,584	12,747	1,809	—	876,390
At or for the Six Months Ended June 30, 2014
Interest income	$219,852	$—	$50	$18,943	$3,475	$242,320
Interest expense	16,978	—	—	1,655	1,670	20,303
Net interest income	202,874	—	50	17,288	1,805	222,017
Provision for credit losses	13,721	—	—	3,235	455	17,411
Non-interest income	59,333	15,356	7,209	1,401	(2,039)	81,260
Non-interest expense	152,147	12,744	5,957	9,817	1,341	182,006
Intangible amortization	4,398	144	202	—	—	4,744
Income tax expense (benefit)	27,391	899	393	2,170	(1,092)	29,761
Net income (loss)	64,550	1,569	707	3,467	(938)	69,355
Total assets	14,842,988	21,828	20,785	182,401	(48,755)	15,019,247
Total intangibles	830,809	10,864	10,324	1,809	—	853,806

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2015, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities was measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2015
Assets Measured at Fair Value
Available for sale debt securities:
U.S. Treasury	$—	$29,928	$—	$29,928
U.S. government-sponsored entities	—	404,076	—	404,076
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	593,756	—	593,756
Agency collateralized mortgage obligations	—	555,597	—	555,597
Non-agency collateralized mortgage obligations	—	9	1,270	1,279
Commercial mortgage-backed securities	—	5,006	—	5,006
States of the U.S. and political subdivisions	—	11,457	—	11,457
Other debt securities	—	16,241	—	16,241

	—	1,616,070	1,270	1,617,340

Available for sale equity securities:
Financial services industry	94	677	387	1,158
Insurance services industry	122	—	—	122

	216	677	387	1,280

	216	1,616,747	1,657	1,618,620
Derivative financial instruments:
Trading	—	41,172	—	41,172
Not for trading	—	1,877	—	1,877

	—	43,049	—	43,049

	$216	$1,659,796	$1,657	$1,661,669

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$41,336	—	$41,336
Not for trading	—	1,983	—	1,983

	—	$43,319	—	$43,319

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets Measured at Fair Value
Available for sale debt securities:
U.S. Treasury	$—	$29,682	$—	$29,682
U.S. government-sponsored entities	—	337,133	—	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	554,085	—	554,085
Agency collateralized mortgage obligations	—	573,171	—	573,171
Non-agency collateralized mortgage obligations	—	11	1,420	1,431
Commercial mortgage-backed securities	—	7,880	—	7,880
States of the U.S. and political subdivisions	—	13,158	—	13,158
Other debt securities	—	16,178	—	16,178

	—	1,531,298	1,420	1,532,718

Available for sale equity securities:
Financial services industry	99	654	475	1,228
Insurance services industry	119	—	—	119

	218	654	475	1,347

	218	1,531,952	1,895	1,534,065
Derivative financial instruments:
Trading	—	43,789	—	43,789
Not for trading	—	2,109	—	2,109

	—	45,898	—	45,898

	$218	$1,577,850	$1,895	$1,579,963

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$43,830	—	$43,830
Not for trading	—	2,330	—	2,330

	—	$46,160	—	$46,160

There were no transfers of assets or liabilities between the hierarchy levels for 2015 or 2014.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Six Months Ended June 30, 2015
Balance at beginning of period	—	$475	$1,420	$1,895
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(32)	(8)	(40)
Accretion included in earnings	—	—	2	2
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales/redemptions	—	—	—	—
Settlements	—	—	(144)	(144)
Transfers from Level 3	—	(56)	—	(56)
Transfers into Level 3	—	—	—	—

Balance at end of period	—	$387	$1,270	$1,657

Year Ended December 31, 2014
Balance at beginning of period	$31,595	$410	$1,744	$33,749
Total gains (losses) – realized/unrealized:
Included in earnings	13,766	—	—	13,766
Included in other comprehensive income	5,608	65	3	5,676
Accretion included in earnings	657	—	5	662
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales/redemptions	(51,527)	—	—	(51,527)
Settlements	(99)	—	(332)	(431)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance at end of period	$—	$475	$1,420	$1,895

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the Securities footnote in the Notes to Consolidated Financial Statements section of this Report for information relating to significant unobservable inputs used in determining Level 3 fair values. During the second quarter of 2015, the Corporation transferred an equity security totaling $56 to non-marketable equity securities, reflected in other assets on the Consolidated Balance Sheet.

For the six months ended June 30, 2015 and 2014, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the Consolidated Statements of Comprehensive Income.

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

	Level 1	Level 2	Level 3	Total
June 30, 2015
Impaired loans	—	$113	$609	$722
Other real estate owned	—	4,170	2,166	6,336
December 31, 2014
Impaired loans	—	177	1,528	1,705
Other real estate owned	—	5,695	2,365	8,060

Substantially all of the fair value amounts in the table above were estimated at a date during the six months or twelve months ended June 30, 2015 and December 31, 2014, respectively. Consequently, the fair value information presented is not as of the period’s end.

Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2015 had a carrying amount of $2,857 and an allocated allowance for credit losses of $2,226. The allocated allowance is based on fair value of $722 less estimated costs to sell of $91. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $1,046, which was included in the provision for credit losses for the six months ended June 30, 2015.

OREO with a carrying amount of $8,263 was written down to $5,625 (fair value of $6,336 less estimated costs to sell of $711), resulting in a loss of $2,638, which was included in earnings for the six months ended June 30, 2015.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Financial Assets
Cash and cash equivalents	$237,479	$237,479	$237,479	$—	$—
Securities available for sale	1,618,620	1,618,620	216	1,616,747	1,657
Securities held to maturity	1,518,060	1,526,040	—	1,522,654	3,386
Net loans and leases, including loans held for sale	11,502,357	11,312,391	—	—	11,312,391
Derivative assets	43,049	43,049	—	43,049	—
Accrued interest receivable	41,824	41,824	41,824	—	—
Financial Liabilities
Deposits	12,358,127	12,356,232	9,770,550	2,585,682	—
Short-term borrowings	1,507,582	1,507,582	1,507,582	—	—
Long-term borrowings	542,578	541,578	—	—	541,578
Derivative liabilities	43,319	43,319	—	43,319	—
Accrued interest payable	6,197	6,197	6,197	—	—
December 31, 2014
Financial Assets
Cash and cash equivalents	$287,393	$287,393	$287,393	$—	$—
Securities available for sale	1,534,065	1,534,065	218	1,531,952	1,895
Securities held to maturity	1,453,355	1,468,258	—	1,463,945	4,313
Net loans and leases, including loans held for sale	11,127,292	10,956,544	—	—	10,956,544
Derivative assets	45,898	45,898	—	45,898	—
Accrued interest receivable	40,231	40,231	40,231	—	—
Financial Liabilities
Deposits	11,382,208	11,382,402	8,771,173	2,611,229	—
Short-term borrowings	2,041,658	2,041,672	2,041,672	—	—
Long-term borrowings	541,443	539,007	—	—	539,007
Derivative liabilities	46,160	46,160	—	46,160	—
Accrued interest payable	6,689	6,689	6,689	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three- and six-month periods ended June 30, 2015. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015. The Corporation’s results of operations for the six months ended June 30, 2015 are not necessarily indicative of results expected for the full year ending December 31, 2015.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	The impact of federal regulatory agencies that have oversight or review of the Corporation’s business and securities activities.

•	Actions by the Board of Governors of the Federal Reserve System (FRB), UST and other government agencies, including those that impact money supply and market interest rates.

•	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or reversal of the rate of growth in the economy and employment levels and other economic factors that affect the Corporation’s liquidity and performance of its loan and lease portfolio, particularly in the markets in which the Corporation operates.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	Results of the regulatory examination and supervisory process.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule, DFAST and Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general, and the Corporation’s operational or security systems or infrastructure, or those of third party vendors or other service providers, and rapid technological developments and changes.

•	Business and operating results are affected by judgments and assumptions in the Corporation’s analytical and forecasting models and its reliance on the advice of experienced outside advisors and its ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	As demonstrated by its acquisitions, the Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios; the extent of deposit attrition; and the potential dilutive effect to current shareholders.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance, and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

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

OVERVIEW

The Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of June 30, 2015, the Corporation had 284 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 73 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of June 30, 2015.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Net income available to common stockholders for the three months ended June 30, 2015 was $38.1 million or $0.22 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2014 of $32.8 million or $0.20 per diluted common share. The increase in net income available to common stockholders is a result of increases of $9.6 million in net interest income and $0.6 million in non-interest income, combined with a decrease of $1.5 million in the provision for credit losses, partially offset by an increase of $3.9 million in non-interest expense. The results for the second quarter of 2015 reflect the full-quarter effect of the OBA acquisition that closed on September 19, 2014. The BCSB acquisition that closed on February 15, 2014 is reflected in both quarterly periods. The results for the second quarter of 2015 and 2014 included merger and acquisition costs of $0.4 million and $0.8 million, respectively. The merger and acquisition costs in 2015 were due to the pending branch acquisition, while the 2014 costs were a result of the BCSB acquisition. Quarterly average diluted common shares outstanding increased 8.5 million shares or 5.1% to 176.4 million shares for the second quarter of 2015, primarily as a result of the OBA acquisition.

For the three months ended June 30, 2015, the Corporation’s return on average equity was 7.79% and its return on average assets was 0.98%, compared to 7.35% and 0.95%, respectively, for the three months ended June 30, 2014. The Corporation’s return on average tangible common equity was 14.49% and its return on average tangible assets was 1.07% for the second quarter of 2015, compared to 14.59% and 1.05%, respectively, for the same period of 2014. Average equity was $2.1 billion and $1.9 billion for the second quarter of 2015 and 2014, respectively, while average tangible common equity was $1.1 billion and $0.9 billion, respectively, for those same periods. Average equity for the second quarter of 2015 reflects the impact of the OBA acquisition.

The following table shows how the Corporation’s non-GAAP ratios “return on average tangible common equity” and “return on average tangible assets” for the periods indicated were derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended June 30,
	2015	2014
Return on Average Tangible Common Equity:
Net income available to common shareholders (annualized)	$152,903	$131,646
Amortization of intangibles, net of tax (annualized)	5,212	6,416

	$158,115	$138,062

Average total stockholders’ equity	$2,066,024	$1,900,751
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(868,133)	(847,815)

	$1,091,009	$946,054

Return on average tangible common equity	14.49%	14.59%

Return on Average Tangible Assets:
Net income (annualized)	$160,966	$139,709
Amortization of intangibles, net of tax (annualized)	5,212	6,416

	$166,178	$146,125

Average total assets	$16,457,166	$14,710,831
Less: Average intangibles	(868,133)	(847,815)

	$15,589,033	$13,863,016

Return on average tangible assets	1.07%	1.05%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$75,955	$28	0.15%	$45,725	$21	0.18%
Taxable investment securities (1)	2,855,637	14,467	2.03	2,600,855	13,578	2.04
Non-taxable investment securities (2)	189,372	2,283	4.82	150,848	1,987	5.27
Residential mortgage loans held for sale	8,049	119	5.93	2,751	90	13.08
Loans and leases (2) (3)	11,532,129	120,356	4.19	10,109,083	110,455	4.38

Total interest-earning assets (2)	14,661,142	137,253	3.75	12,909,262	126,131	3.92

Cash and due from banks	192,987			193,670
Allowance for credit losses	(131,431)			(113,009)
Premises and equipment	169,098			164,063
Other assets	1,565,370			1,556,845

Total Assets	$16,457,166			$14,710,831

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$4,746,091	1,946	0.16	$4,301,667	1,665	0.16
Savings	1,744,837	193	0.04	1,575,453	182	0.05
Certificates and other time	2,588,778	5,497	0.85	2,736,294	5,614	0.82
Customer repurchase agreements	723,150	391	0.21	798,351	439	0.22
Other short-term borrowings	1,127,376	1,403	0.50	551,633	870	0.62
Long-term borrowings	541,992	2,251	1.67	325,818	1,478	1.79

Total interest-bearing liabilities (2)	11,472,224	11,681	0.41	10,289,216	10,248	0.40

Non-interest-bearing demand	2,776,955			2,374,516
Other liabilities	141,963			146,348

Total Liabilities	14,391,142			12,810,080
Stockholders’ Equity	2,066,024			1,900,751

Total Liabilities and Stockholders’ Equity	$16,457,166			$14,710,831

Excess of interest-earning assets over interest-bearing liabilities	$3,188,918			$2,620,046

Fully tax-equivalent net interest income		125,572			115,883
Tax-equivalent adjustment		(1,805)			(1,691)

Net interest income		$123,767			$114,192

Net interest spread			3.34%			3.52%

Net interest margin (2)			3.43%			3.60%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans and leases, securities, interest-bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended June 30, 2015, net interest income, which comprised 75.7% of net revenue (net interest income plus non-interest income) compared to 74.5% for the same period in 2014, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $9.7 million or 8.4% from $115.9 million for the second quarter of 2014 to $125.6 million for the second quarter of 2015. Average earning assets of $14.7 billion increased $1.8 billion or 13.6% and average interest-bearing liabilities of $11.5 billion increased $1.2 billion or 11.5% from 2014 due to the OBA acquisition, combined with organic growth in loans and leases, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.43% for the second quarter of 2015, compared to 3.60% for the same period of 2014, as loan and lease yields declined faster than deposit rates primarily as a result of the current low interest rate environment, partially offset by an increase in net interest margin due to higher accretable yield adjustments. Accretable yield adjustments added 5 basis points to the net interest margin for the second quarter of 2015, compared to a reduction of 1 basis point for the same period of 2014. Details on changes in tax-equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended June 30, 2015, compared to the three months ended June 30, 2014 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$11	$(4)	$7
Securities	1,596	(411)	1,185
Residential mortgage loans held for sale	99	(70)	29
Loans and leases	14,998	(5,097)	9,901

	16,704	(5,582)	11,122

Interest Expense
Deposits:
Interest bearing demand	248	33	281
Savings	23	(12)	11
Certificates and other time	(314)	197	(117)
Customer repurchase agreements	(41)	(7)	(48)
Other short-term borrowings	754	(245)	509
Long-term borrowings	904	(107)	797

	1,574	(141)	1,433

Net Change	$15,130	$(5,441)	$9,689

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $137.3 million for the second quarter of 2015, increased $11.1 million or 8.8% from the same quarter of 2014, primarily due to increased earning assets combined with accretable yield benefit, partially offset by lower yields. During the second quarter of 2015 and 2014, the Corporation recognized $1.7 million and $(0.2) million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $1.4 billion or 14.1% increase in average loans and leases, including $1.1 billion or 11.1% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, average loans added in the OBA acquisition were $300.6 million. The yield on earning assets decreased 17 basis points from the second quarter of 2014 to 3.75% for the second quarter of 2015, reflecting the decreases in market interest rates and competitive pressures, partially offset by the above-mentioned changes in accretable yield adjustments on acquired loans.

Interest expense of $11.7 million for the second quarter of 2015 increased $1.4 million or 14.0% from the same quarter of 2014 due to growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities increased 1 basis point to 0.41% for the second quarter of 2015, reflecting changes in interest rates. Given the absolute low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for further reductions in the overall rate paid on interest-bearing liabilities. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $0.8 billion or 6.7%, including $487.2 million or 4.1% of organic growth, combined with $306.3 million in average deposits and customer repurchase agreements added in the OBA acquisition.

Provision for Credit losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for credit losses of $8.9 million during the second quarter of 2015 decreased $1.5 million from the same period of 2014, primarily due to a decrease in the provision for the acquired portfolio, which resulted from lower acquired net charge-offs and a favorable cash flow re-estimation in the quarter. During the second quarter of 2015, net charge-offs were $6.2 million, or 0.22% (annualized) of average loans and leases, compared to $5.9 million, or 0.23% (annualized) of average loans and leases, for the same period of 2014. The ratio of the allowance for credit losses to total loans and leases equaled 1.13% at both June 30, 2015 and 2014, reflecting stability and consistency in the Corporation’s credit quality performance. The addition of loans acquired in the OBA acquisition did not carry a corresponding allowance for credit losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for credit losses, refer to the Allowance and Provision for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $39.8 million for the second quarter of 2015 increased $0.6 million or 1.4% from the same period of 2014. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $17.5 million for the second quarter of 2015 increased slightly from the same period of 2014. Other service charges and fees increased $0.9 million or 12.5% over this same period, reflecting the impact of organic growth and the expanded customer base due to acquisitions. Overdraft fees decreased $0.8 million or 11.1% over this same period, following a nationwide trend as consumers are managing their accounts to avoid fees. Customer-related interchange fees were unchanged over this same period. For information relating to the impact of the regulations relating to interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Trust fees of $5.4 million for the second quarter of 2015 increased $0.6 million or 11.7% from the same period of 2014, primarily driven by strong organic growth activity, geographic expansion and improved market conditions. The market value of assets under management increased $43.6 million or 1.2% to $3.7 billion over this same period.

Insurance commissions and fees of $3.6 million for the second quarter of 2015 decreased slightly from $3.7 million for the same period of 2014.

Securities commissions of $3.6 million for the second quarter of 2015 increased $0.6 million or 19.8% from the second quarter of 2014, primarily due to positive results from new initiatives generating new customer relationships combined with increased volume, geographic expansion and improved market conditions.

Net securities gains were $0.8 million for the second quarter of 2014, primarily due to the sale of certain equity securities during this period. Net securities gains for the second quarter of 2015 were immaterial.

Mortgage banking revenue, which is primarily derived from the gain on sale of 30-year fixed rate residential mortgage loans, was $2.5 million for the second quarter of 2015 compared to $0.9 million for the same period of 2014. This increase is primarily due to higher origination volume and successful cross-selling efforts generated from a strengthened mortgage management team. During the second quarter of 2015, the Corporation sold $121.3 million of residential mortgage loans, compared to $36.0 million for the same period of 2014.

Other non-interest income of $5.3 million for the second quarter of 2015 decreased $1.3 million from the second quarter of 2014. During the second quarter of 2015, the Corporation recorded $0.9 million less in fees earned through its commercial loan interest rate swap program, despite the strong commercial loan growth. Additionally, the Corporation recognized $0.3 million less in recoveries of impaired loans acquired in previous acquisitions compared to the same quarter of 2014. Also during the second quarter of 2015, the Corporation recorded a gain of $0.4 million relating to the sale of its ownership interest in a non-banking affiliate and the Corporation recognized $0.4 million more in dividends on non-marketable equity securities compared to the same quarter of 2014.

Non-Interest Expense

Total non-interest expense of $96.5 million for the second quarter of 2015 increased $3.9 million or 4.2% from the same period of 2014. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $50.4 million for the second quarter of 2015 increased $2.0 million or 4.1% from the same period of 2014. This increase primarily relates to employees added in conjunction with the OBA acquisition, combined with new hires, merit increases and higher medical insurance costs in 2015.

Occupancy and equipment expense of $16.2 million for the second quarter of 2015 increased $0.9 million or 6.1% from the same period of 2014, primarily resulting from the OBA acquisition, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, the Corporation’s continued focus on new technology, both in meeting customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and in meeting the continued regulatory requirements, such as stress testing, resulted in an increase of $0.5 million in technology-related expense during the second quarter of 2015.

Amortization of intangibles expense of $2.0 million for the second quarter of 2015 decreased $0.5 million or 18.8% from the second quarter of 2014, due to a combination of certain intangible assets being completely amortized during 2014 and lower amortization expense on some intangible assets due to accelerated amortization methods.

Outside services expense of $9.2 million for the second quarter of 2015 increased $0.9 million or 11.3% from the same period of 2014. For the second quarter of 2015, compared to the same period of 2014, legal expense, consulting fees and other outside services each increased by $0.4 million, respectively, primarily resulting from the OBA acquisition and costs related to compliance with new regulations. Additionally, check card expenses decreased $0.5 million during this same period as a result of obtaining a new contract with an outside party relating to processing fees.

Federal Deposit Insurance Corporation (FDIC) insurance of $2.8 million for the second quarter of 2015 decreased $0.6 million or 18.1% from the same period of 2014, due to the Corporation implementing certain business strategies to lower its assessment rate along with a refinement of the first quarter 2015 estimate related to Basel III requirements.

The Corporation recorded $0.4 million in merger and acquisition costs associated with the pending branch acquisition during the second quarter of 2015 and $0.8 million in merger and acquisition costs associated with the BCSB acquisition during the second quarter of 2014.

Other non-interest expense increased $1.6 million to $15.6 million for the second quarter of 2015, compared to $13.9 million for the second quarter of 2014. For the second quarter of 2015, compared to the same quarter of 2014, OREO expenses increased $0.7 million, state taxes increased $0.5 million, supplies expenses increased $0.3 million and loan-related expenses increased $0.2 million, all primarily due to acquisitions and volume increases related to organic growth.

Income Taxes

The Corporation’s income tax expense of $18.0 million for the second quarter of 2015 increased $2.5 million or 15.8% from the same period of 2014. The effective tax rate of 31.0% for the second quarter of 2015 increased slightly from 30.9% for the same period of 2014, due to higher levels of pre-tax income, which is subject to the marginal tax rate of 35%. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net income available to common stockholders for the six months ended June 30, 2015 was $76.5 million or $0.43 per diluted common share, compared to net income available to common stockholders for the six months ended June 30, 2014 of $65.0 million or $0.39 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $23.7 million in net interest income, combined with a decrease of $0.4 million in the provision for credit losses, partially offset by a decrease of $3.3 million in non-interest income and an increase of $4.4 million in non-interest expense. The results for the first six months of 2015 reflect the full-quarter effect of the OBA and BCSB acquisitions that closed on September 19, 2014 and February 15, 2014, respectively. The results for the first six months of 2015 and 2014 included $0.4 and $6.2 million in merger costs. Average diluted common shares outstanding increased 8.7 million shares or 6.1% to 176.1 million shares for the first six months of 2015, primarily as a result of the OBA and BCSB acquisitions.

For the six months ended June 30, 2015, the Corporation’s return on average equity was 7.90% and its return on average assets was 1.00%, compared to 7.50% and 0.97%, respectively, for the six months ended June 30, 2014. The Corporation’s return on average tangible common equity was 14.81% and its return on average tangible assets was 1.09% for the first six months of 2015, compared to 14.91% and 1.08%, respectively, for the same period of 2014. Average equity was $2.1 billion and $1.9 billion for the first six months of 2015 and 2014, respectively, while average tangible common equity was $1.1 billion and $0.9 billion, respectively, for those same periods. Average equity for the first six months of 2015 reflects the impact of the OBA and BCSB acquisitions.

The following table shows how the Corporation’s non-GAAP ratios “return on average tangible common equity” and “return on average tangible assets” for the periods indicated were derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Return on Average Tangible Common Equity:
Net income available to common shareholders (annualized)	$154,175	$131,122
Amortization of intangibles, net of tax (annualized)	5,392	6,219

	$159,567	$137,341

Average total stockholders’ equity	$2,053,214	$1,865,373
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(868,707)	(837,636)

	$1,077,625	$920,855

Return on average tangible common equity	14.81%	14.91%

Return on Average Tangible Assets:
Net income (annualized)	$162,283	$139,858
Amortization of intangibles, net of tax (annualized)	5,392	6,219

	$167,675	$146,077

Average total assets	$16,303,055	$14,352,061
Less: Average intangibles	(868,707)	(837,636)

	$15,434,348	$13,514,425

Return on average tangible assets	1.09%	1.08%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$75,832	$60	0.16%	$45,958	$47	0.21%
Taxable investment securities (1)	2,835,555	28,680	2.02	2,474,533	26,028	2.05
Non-taxable investment securities (2)	178,995	4,400	4.92	150,233	3,983	5.30
Residential mortgage loans held for sale	6,450	182	5.66	3,792	225	11.88
Loans and leases (2) (3)	11,408,541	239,083	4.22	9,903,554	215,450	4.38

Total interest-earning assets (2)	14,505,373	272,405	3.78	12,578,070	245,733	3.93

Cash and due from banks	193,788			191,655
Allowance for credit losses	(130,072)			(111,704)
Premises and equipment	168,844			162,098
Other assets	1,565,122			1,531,942

Total Assets	$16,303,055			$14,352,061

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$4,712,070	3,842	0.16	$4,200,940	3,180	0.15
Savings	1,680,916	365	0.04	1,535,075	353	0.05
Certificates and other time	2,594,632	10,878	0.85	2,715,794	11,077	0.82
Customer repurchase agreements	776,601	847	0.22	813,020	902	0.22
Other short-term borrowings	1,090,860	2,715	0.50	471,614	1,650	0.68
Long-term borrowings	541,771	4,482	1.67	309,968	3,141	2.04

Total interest-bearing liabilities (2)	11,396,850	23,129	0.41	10,046,411	20,303	0.41

Non-interest-bearing demand	2,707,566			2,299,070
Other liabilities	145,425			141,207

Total Liabilities	14,249,841			12,486,688
Stockholders’ Equity	2,053,214			1,865,373

Total Liabilities and Stockholders’ Equity	$16,303,055			$14,352,061

Excess of interest-earning assets over interest-bearing liabilities	$3,108,523			$2,531,659

Fully tax-equivalent net interest income		249,276			225,430
Tax-equivalent adjustment		(3,588)			(3,413)

Net interest income		$245,688			$222,017

Net interest spread			3.37%			3.52%

Net interest margin (2)			3.46%			3.61%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

For the six months ended June 30, 2015, net interest income, which comprised 75.9% of net revenue compared to 73.2% for the same period in 2014, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $23.8 million or 10.6% from $225.4 million for the first six months of 2014 to $249.3 million for the first six months of 2015. Average earning assets of $14.5 billion increased $1.9 billion or 15.3% and average interest-bearing liabilities of $11.4 billion increased $1.4 billion or 13.4% from 2014 due to the acquisitions of OBA and BCSB, combined with organic growth in loans and leases, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.46% for the first six months of 2015, compared to 3.61% for the same period of 2014, as loan and lease yields declined faster than deposit rates primarily as a result of the current low interest rate environment, partially offset by an increase in net interest margin due to higher accretable yield adjustments. Accretable yield adjustments added 5 basis points to the net interest margin for the first six months of 2015. Details on changes in tax-equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the six months ended June 30, 2015, compared to the six months ended June 30, 2014 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$23	$(10)	$13
Securities	3,887	(818)	3,069
Residential mortgage loans held for sale	111	(154)	(43)
Loans and leases	31,737	(8,104)	23,633

	35,758	(9,086)	26,672

Interest Expense
Deposits:
Interest bearing demand	549	113	662
Savings	37	(25)	12
Certificates and other time	(504)	305	(199)
Customer repurchase agreements	(41)	(14)	(55)
Other short-term borrowings	1,653	(588)	1,065
Long-term borrowings	2,003	(662)	1,341

	3,697	(871)	2,826

Net Change	$32,061	$(8,215)	$23,846

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $272.4 million for the first six months of 2015, increased $26.7 million or 10.9% from the same quarter of 2014, primarily due to increased earning assets combined with accretable yield benefit, partially offset by lower yields. During the first six months of 2015 and 2014, the Corporation recognized a benefit of $3.5 million and $0.3 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $1.5 billion or 15.2% increase in average loans and leases, including $1.1 billion or 11.3% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, average loans added in the OBA and BCSB acquisitions were $300.6 million and $234.9 million, respectively. The yield on earning assets was 3.78% for the first six months of 2015 compared to 3.93% for the same period of 2014.

Interest expense of $23.1 million for the first six months of 2015 increased $2.8 million or 13.9% from the same period of 2014 due to growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities was 0.41% for the first six months of 2015 and 2014. Given the absolute low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for further reductions in the overall rate paid on interest-bearing liabilities. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $907.9 billion or 7.9%, including $470.7 million or 4.0% of organic growth, combined with $306.3 million and $395.4 million in average deposits and customer repurchase agreements added in the OBA and BCSB acquisitions, respectively.

Provision for Credit losses

The provision for credit losses of $17.0 million during the first six months of 2015 decreased $0.4 million from the same period of 2014, due to a decrease of $1.5 million in the provision for the acquired portfolio, partially offset by an increase of $1.1 million in the provision for the originated portfolio. The decrease in the provision for the acquired portfolio resulted from lower net charge-off levels and favorable cash flow re-estimations during the period, while the increase in the provision for the originated portfolio supported loan growth. During the first six months of 2015, net charge-offs were $11.8 million, or 0.21% (annualized) of average loans and leases, compared to $11.4 million, or 0.23% (annualized) of average loans and leases, for the same period of 2014. The ratio of the allowance for credit losses to total loans and leases equaled 1.13% at both June 30, 2015 and 2014, reflecting stability and consistency in the Corporation’s credit quality performance. The addition of loans acquired in the OBA and BCSB acquisitions did not carry a corresponding allowance for credit losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for credit losses, refer to the Allowance and Provision for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $77.9 million for the first six months of 2015 decreased $3.3 million or 4.1% from the same period of 2014. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $33.3 million for the first six months of 2015 increased $0.6 million or 1.9% from the same period of 2014. Other service charges and fees increased $2.1 million or 15.6% over this same period, reflecting the impact of organic growth and the expanded customer base due to acquisitions. Overdraft fees decreased $1.6 million or 11.7% over this same period, following a nationwide trend as consumers are managing their accounts to avoid fees. Customer-related interchange fees increased $0.2 million or 3.7% over this same period. For information relating to the impact of the regulations relating to interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Trust fees of $10.6 million for the first six months of 2015 increased $1.0 million or 10.0% from the same period of 2014, primarily driven by strong organic growth activity, geographic expansion and improved market conditions. The market value of assets under management increased $183.0 million or 5.2% to $3.7 billion over this same period.

Insurance commissions and fees of $7.9 million for the first six months of 2015 decreased from $8.6 million during the same period of 2014, primarily due to reduced contingent fee income resulting from increases in claims and loss ratios during the first six months of 2015 compared to the same period of 2014.

Securities commissions of $6.7 million for the first six months of 2015 increased $1.3 million or 23.4% from the same period of 2014, primarily due to positive results from new initiatives generating new customer relationships combined with increased volume, geographic expansion and improved market conditions. Partially offsetting these increases were the costs associated with a securities system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area in the first half of 2014.

Net securities gains were $10.2 million for the first six months of 2014. During this time, the Corporation strategically sold its entire portfolio of pooled TPS for net proceeds of $51.5 million and a gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $4.3 million relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth. Net securities losses for the first six months of 2015 were immaterial.

Mortgage banking revenue was $4.3 million for the first six months of 2015 compared to $1.1 million for the same period of 2014, due to higher origination volume and successful cross-selling efforts generated from a strengthened mortgage management team. During the first six months of 2015, the Corporation sold $193.9 million of residential mortgage loans, compared to $58.7 million for the same period of 2014.

Income from BOLI of $3.7 million for the first six months of 2015 decreased $0.3 million or 7.8% from the same period of 2014, primarily as a result of fewer death claims.

Other non-interest income of $11.4 million for the first six months of 2015 increased $1.9 million from the first six months of 2014. During the first half of 2015, the Corporation recorded $0.7 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth and demand for these products given the interest rate environment. Additionally, the Corporation recorded $1.6 million more in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million. Also during the first half of 2015, the Corporation recorded $0.6 million more in gains from an equity investment, a gain of $0.4 million relating to the sale of its ownership interest in a non-banking affiliate and a gain of $0.4 million relating to the settlement of an insurance benefit. During the first six months of 2014, the Corporation recorded a gain of $0.7 million related to the sale of impaired commercial loans.

Non-Interest Expense

Total non-interest expense of $191.2 million for the first six months of 2015 increased $4.4 million or 2.4% from the same period of 2014. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $99.7 million for the first six months of 2015 increased $2.3 million or 2.3% from the same period of 2014. This increase primarily relates to employees added in conjunction with the OBA and BCSB acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2015. Additionally, during the first half of 2014, the Corporation recorded a net charge of $1.9 million relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $32.8 million for the first six months of 2015 increased $2.2 million or 7.1% from the same period of 2014, primarily resulting from acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, the Corporation’s continued focus on new technology, both in meeting customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and in meeting the continued regulatory requirements, such as stress testing, resulted in an increase of $1.3 million in technology-related expense during the first half of 2015.

Amortization of intangibles expense of $4.1 million for the first half of 2015 decreased $0.6 million or 13.3% from the first half of 2014, due to a combination of certain intangible assets being completely amortized during 2014 and lower amortization expense on some intangible assets due to accelerated amortization methods.

Outside services expense of $17.9 million for the first six months of 2015 increased $2.5 million or 16.0% from the same period of 2014. For the first six months of 2015, compared to the same period of 2014, other outside services, legal expenses and data processing services increased $0.8 million, $0.3 million and $0.2 million, respectively, primarily resulting from the OBA and BCSB acquisitions and costs related to compliance with new regulations. Additionally, consulting fees increased $1.2 million during this same period, as the first half of 2014 reflected a refund of previously paid consulting fees.

The Corporation recorded $0.4 million in merger and acquisition costs during the first half of 2015 associated with the pending branch acquisition and $6.2 million in merger and acquisition costs associated with the BCSB acquisition during the first half of 2014.

Other non-interest expense increased $3.8 million to $29.8 million for the first six months of 2015, compared to $25.9 million for the first six months of 2014. For the first half of 2015, compared to the same period of 2014, state taxes increased $0.9 million, loan-related expenses increased $0.7 million, telephone expense increased $0.2 million and miscellaneous losses increased $0.2 million, all primarily due to acquisitions. Additionally, the Corporation recorded $1.2 million during the first half of 2015 relating to insurance processing adjustments.

Income Taxes

The Corporation’s income tax expense of $35.0 million for the first half of 2015 increased $5.2 million or 17.6% from the same period of 2014. The effective tax rate of 30.3% for the first six months of 2015 increased slightly from 30.0% for the same period of 2014, due to higher levels of pre-tax income, subject to the marginal tax rate of 35%, offset by the reversal of a full valuation allowance on state deferred taxes. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few years. These include strong earnings, a consistent dividend and capital actions. The capital actions include the raising of $161.3 million via the issuance of common and preferred equity during the fourth quarter of 2013. These proceeds were subsequently utilized to redeem various TPS obligations of the Corporation totaling $148.0 million. The positive results of these strategies can be seen in the parent’s strong cash position. The cash position increased from $129.3 million at December 31, 2014 to $130.2 million at June 30, 2015.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The LCR was 2.2 times at both June 30, 2015 and December 31, 2014, respectively. The internal guideline for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 14.4 months at June 30, 2015 and 14.2 months at December 31, 2014. The internal guideline for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes decreased $2.6 million or 1.2% during the second quarter of 2015 to $209.5 million at June 30, 2015.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Total period-end deposits and customer repurchase agreements organically grew $305.6 million, or 5.0% annualized for the first half of 2015. Also on a period-end basis, organic growth in transaction deposits and customer repurchase agreements was strong at $329.1 million, or 6.9% annualized. Period-end time deposits organically declined $23.5 million or 1.8% annualized over this same period. However, this is a slower rate of decline compared to prior periods due to the Corporation’s pricing actions designed to extend time deposit maturities and as higher rate acquired balances have run off.

FNBPA had unused wholesale credit availability of $4.8 billion or 29.2% of bank assets at June 30, 2015 and $4.6 billion or 29.1% of bank assets at December 31, 2014. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be sold to meet funding needs. These securities totaled $926.5 million, or 5.6% of total assets and $1.1 billion, or 6.6% of total assets as of June 30, 2015 and December 31, 2014, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of June 30, 2015 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (0.9)% and (1.0)% as of June 30, 2015 and December 31, 2014, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans and leases	$308,074	$523,532	$763,063	$1,328,459	$2,923,128
Investments	77,773	100,970	153,031	303,903	635,677

	385,847	624,502	916,094	1,632,362	3,558,805
Liabilities
Non-maturity deposits	95,100	190,201	285,301	570,603	1,141,205
Time deposits	141,590	277,819	358,465	500,519	1,278,393
Borrowings	1,078,608	19,880	31,250	159,095	1,288,833

	1,315,298	487,900	675,016	1,230,217	3,708,431
Period Gap (Assets - Liabilities)	$(929,451)	$136,602	$241,078	$402,145	$(149,626)

Cumulative Gap	$(929,451)	$(792,849)	$(551,771)	$(149,626)

Cumulative Gap to Total Assets	(5.6)%	(4.8)%	(3.3)%	(0.9)%

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

The following repricing gap analysis (in thousands) as of June 30, 2015 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans and leases	$4,057,119	$1,182,759	$621,567	$999,972	$6,861,417
Investments	77,773	114,053	178,271	327,316	697,413

	4,134,892	1,296,812	799,838	1,327,288	7,558,830
Liabilities
Non-maturity deposits	3,408,960	—	—	—	3,408,960
Time deposits	146,080	280,729	359,809	501,700	1,288,318
Borrowings	1,451,080	30,466	14,878	26,353	1,522,777

	5,006,120	311,195	374,687	528,053	6,220,055
Off-balance sheet	(200,000)	—	—	—	(200,000)
Period Gap (assets – liabilities + off-balance sheet)	$(1,071,228)	$985,617	$425,151	$799,235	$1,138,775

Cumulative Gap	$(1,071,228)	$(85,611)	$339,540	$1,138,775

Cumulative Gap to Assets	(6.4)%	(0.5)%	2.0%	6.9%

The twelve-month cumulative repricing gap to total assets was 6.9% and 6.7% as of June 30, 2015 and December 31, 2014, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of June 30, 2015.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	June 30, 2015	December 31, 2014	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.6%	3.3%	n/a
+ 200 basis points	2.5%	2.4%	(5.0)%
+ 100 basis points	1.2%	1.1%	(5.0)%
- 100 basis points	(2.2)%	(2.2)%	(5.0)%
Economic value of equity:
+ 300 basis points	(2.2)%	(1.2)%	(25.0)%
+ 200 basis points	(0.8)%	(0.1)%	(15.0)%
+ 100 basis points	0.1%	0.6%	(10.0)%
- 100 basis points	(5.7)%	(6.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 2.6% and 2.5% at June 30, 2015 and December 31, 2014, respectively.

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans and leases were 58.1% and 57.9% of total loans and leases as of June 30, 2015 and December 31, 2014, respectively. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be relatively unchanged from the prior year end, resulting in a portfolio duration of 3.5 and 3.3 at June 30, 2015 and December 31, 2014, respectively. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of June 30, 2015, the commercial swaps totaled $1.1 billion of notional principal, with $176.7 million in notional swap principal originated during the first half of 2015. The success of the aforementioned tactics has resulted in an asset-sensitive position. For additional information regarding interest rate swaps, see the Derivative and Hedging Activities footnote in this Report.

The Corporation desired to remain modestly asset-sensitive during the first half of 2015. A number of management actions and market occurrences resulted in virtually no change to the Corporation’s interest rate risk position. Some of the factors included an increase in long-term interest rates which caused cash flows from certain mortgage-related portfolios and callable investment securities to lengthen, which contributed to a decrease in the asset-sensitive interest rate risk position during the period. In addition, overnight and short-term borrowings increased $176.0 million during the first half of 2015. Offsetting these factors were the organic balance sheet growth in less rate sensitive deposits and the increase in variable and adjustable rate loans mentioned above.

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

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;

•	enables the Board of Directors to understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and

•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	June 30, 2015	December 31, 2014
Non-interest-bearing demand	$2,813,488	$2,647,623
Interest-bearing demand	5,226,703	4,547,628
Savings	1,730,359	1,575,922
Certificates of deposit and other time deposits	2,587,577	2,611,035

Total deposits	12,358,127	11,382,208
Customer repurchase agreements	212,380	882,696

Total deposits and customer repurchase agreements	$12,570,507	$12,264,904

Total deposits and customer repurchase agreements increased by $305.6 million, or 2.5%, to $12.6 billion at June 30, 2015, compared to December 31, 2014, primarily as a result of organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts, partially offset by decreases in customer repurchase agreements and certificates of deposit and other time deposits. The decrease of $670.3 million in customer repurchase agreements was the result of a planned migration of these accounts to a new premium sweep product included in interest-bearing demand deposits launched during the second quarter of 2015. Generating growth in relationship-based transaction deposits remains a key focus of the Corporation.

NON-PERFORMING ASSETS

During the second quarter of 2015, non-performing loans and OREO decreased $1.5 million, from $110.0 million at December 31, 2014 to $108.5 million at June 30, 2015. This decrease reflects reductions of $0.5 million and $1.3 million in TDRs and OREO, respectively. Non-accrual loans increased $0.3 million over this same period. The decrease in TDRs was attributed to a shift in residential secured modifications from the non-performing category to performing, while the decrease in OREO was a result of sales activity outpacing transfers in, particularly in the commercial portfolio.

Following is a summary of non-performing loans, by class (in thousands):

	June 30, 2015	December 31, 2014
Commercial real estate	$26,495	$26,134
Commercial and industrial	9,317	8,852
Commercial leases	699	722

Total commercial loans and leases	36,511	35,708
Direct installment	15,013	15,901
Residential mortgages	13,816	13,842
Indirect installment	1,052	1,305
Consumer lines of credit	1,920	1,796
Other	—	—

	$68,312	$68,552

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
June 30, 2015
Commercial real estate	$—	$1,843	$5,782	$7,625
Commercial and industrial	—	287	1,072	1,359
Commercial leases	—	—	—	—

Total commercial loans and leases	—	2,130	6,854	8,984
Direct installment	5,877	9,357	1,243	16,477
Residential mortgages	5,377	10,049	135	15,561
Indirect installment	—	154	35	189
Consumer lines of credit	415	1,226	139	1,780
Other	—	—	—	—

	$11,669	$22,916	$8,406	$42,991

December 31, 2014
Commercial real estate	$—	$2,002	$6,188	$8,190
Commercial and industrial	727	542	132	1,401
Commercial leases	—	—	—	—

Total commercial loans and leases	727	2,544	6,320	9,591
Direct installment	4,830	8,784	1,352	14,966
Residential mortgages	3,689	10,878	503	15,070
Indirect installment	—	156	47	203
Consumer lines of credit	195	1,077	50	1,322
Other	—	—	—	—

	$9,441	$23,439	$8,272	$41,152

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses of $131.1 million at June 30, 2015 increased $5.2 million or 4.1% from December 31, 2014, primarily in support of growth in originated loans and leases. The provision for credit losses during the six months ended June 30, 2015 was $17.0 million, covering net charge-offs of $11.8 million with the remainder primarily supporting strong organic loan and lease growth. The allowance for credit losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 172.06% as of December 31, 2014 to 181.81% as of June 30, 2015.

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

	At or For the Three Months Ended
	June 30, 2015	December 31, 2014	June 30, 2014
Non-performing loans/total originated loans and leases	0.67%	0.71%	0.91%
Non-performing loans + OREO/total originated loans and leases + OREO	1.05%	1.13%	1.36%
Allowance for credit losses (originated loans)/total originated loans and leases	1.21%	1.22%	1.26%
Net charge-offs on originated loans and leases (annualized)/total average originated loans and leases	0.23%	0.17%	0.23%

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

The Corporation’s management believes that, as of June 30, 2015 and December 31, 2014, the Corporation and FNBPA met all “well-capitalized” requirements to which each of them was subject.

As of June 30, 2015, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During the first six months of 2014, the Corporation redeemed $33.0 million of the Corporation-issued TPS using proceeds raised in conjunction with its capital raise completed in November 2013. The regulatory capital ratios at June 30, 2015 reflect both this decrease in TPS and the new Basel III requirements. Accordingly, $14.4 million, or 25% of the TPS, are included in tier 1 capital and the remaining $43.1 million, or 75%, are included in tier 2 capital. Additionally, during the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled TPS, which strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Following are the capital amounts and related ratios as of June 30, 2015 and December 31, 2014 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
F.N.B. Corporation
Total capital	$1,479,576	12.2%	$1,212,578	10.0%	$970,063	8.0%
Tier 1 capital	1,286,086	10.6	970,063	8.0	727,547	6.0
Common equity tier 1	1,164,829	9.6	788,176	6.5	545,660	4.5
Leverage	1,286,086	8.2	780,442	5.0	624,354	4.0
FNBPA
Total capital	1,382,490	11.5	1,202,684	10.0	962,147	8.0
Tier 1 capital	1,256,825	10.5	962,147	8.0	481,074	4.0
Common equity tier 1	1,176,825	9.8	781,745	6.5	541,208	4.5
Leverage	1,256,825	8.1	772,613	5.0	618,091	4.0
December 31, 2014
F.N.B. Corporation
Total capital	$1,417,369	12.4%	$1,146,556	10.0%	$917,245	8.0%
Tier 1 capital	1,269,033	11.1	687,934	6.0	458,623	4.0
Leverage	1,269,033	8.4	752,593	5.0	602,074	4.0
FNBPA
Total capital	1,321,433	11.5	1,147,427	10.0	917,941	8.0
Tier 1 capital	1,200,776	10.5	688,456	6.0	458,971	4.0
Leverage	1,200,776	8.1	744,235	5.0	595,388	4.0

The information presented in the table above reflects well-capitalized and minimum capital requirements in accordance with Basel III standards for the period ended June 30, 2015. The capital requirements presented for December 31, 2014 are based on the regulations that were in effect at that time.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2015, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

2.1	Purchase and Assumption Agreement, dated as of May 27, 2015, between Bank of America, National Association and First National Bank of Pennsylvania (Incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed on May 27, 2015).

2.2	Agreement and Plan of Merger, dated as of August 4, 2015, by and between F.N.B. Corporation and Metro Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed on August 4, 2015).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: August 7, 2015	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2015	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: August 7, 2015	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)