Form 10-Q
period 2015-09-30
FNB CORP/FL/
filed 2015-11-06
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2015
Common Stock, $0.01 Par Value	175,377,201 Shares

F.N.B. CORPORATION

FORM 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$208,560	$196,240
Interest bearing deposits with banks	50,206	91,153

Cash and Cash Equivalents	258,766	287,393
Securities available for sale	1,578,526	1,534,065
Securities held to maturity (fair value of $1,546,135 and $1,468,258)	1,526,290	1,453,355
Residential mortgage loans held for sale	3,575	6,180
Loans and leases, net of unearned income of $48,830 and $56,131	11,873,645	11,247,038
Allowance for credit losses	(136,183)	(125,926)

Net Loans and Leases	11,737,462	11,121,112
Premises and equipment, net	161,689	168,756
Goodwill	834,141	832,213
Core deposit and other intangible assets, net	46,417	47,504
Bank owned life insurance	306,061	301,771
Other assets	383,146	374,741

Total Assets	$16,836,073	$16,127,090

Liabilities
Deposits:
Non-interest bearing demand	$2,911,435	$2,647,623
Interest bearing demand	5,558,322	4,547,628
Savings	1,736,350	1,575,922
Certificates and other time deposits	2,553,629	2,611,035

Total Deposits	12,759,736	11,382,208
Short-term borrowings	1,287,302	2,041,658
Long-term borrowings	542,653	541,443
Other liabilities	151,633	140,325

Total Liabilities	14,741,324	14,105,634

Stockholders’ Equity
Preferred stock - $0.01 par value Authorized – 20,000,000 shares Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value Authorized – 500,000,000 shares Issued – 176,513,189 and 175,450,303 shares	1,766	1,754
Additional paid-in capital	1,805,926	1,798,984
Retained earnings	227,287	176,120
Accumulated other comprehensive loss	(34,397)	(46,003)
Treasury stock – 1,149,750 and 1,458,045 shares at cost	(12,715)	(16,281)

Total Stockholders’ Equity	2,094,749	2,021,456

Total Liabilities and Stockholders’ Equity	$16,836,073	$16,127,090

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except per share data

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income
Loans and leases, including fees	$120,875	$116,468	$358,074	$330,107
Securities:
Taxable	14,576	13,693	43,257	39,557
Nontaxable	1,707	1,356	4,564	3,934
Dividends	9	26	29	218
Other	30	23	90	70

Total Interest Income	137,197	131,566	406,014	373,886
Interest Expense
Deposits	7,948	7,457	23,033	22,067
Short-term borrowings	1,786	1,459	5,348	4,011
Long-term borrowings	2,262	2,031	6,744	5,172

Total Interest Expense	11,996	10,947	35,125	31,250

Net Interest Income	125,201	120,619	370,889	342,636
Provision for credit losses	10,777	11,197	27,777	28,608

Net Interest Income After Provision for Credit Losses	114,424	109,422	343,112	314,028
Non-Interest Income
Service charges	18,628	17,742	51,959	50,452
Trust fees	5,210	4,868	15,803	14,494
Insurance commissions and fees	4,423	4,169	12,351	12,805
Securities commissions and fees	3,304	3,132	9,958	8,525
Net securities gains	314	1,178	319	11,415
Mortgage banking operations	2,424	1,078	6,739	2,220
Bank owned life insurance	1,846	1,828	5,527	5,820
Other	5,210	3,557	16,637	13,081

Total Non-Interest Income	41,359	37,552	119,293	118,812
Non-Interest Expense
Salaries and employee benefits	51,859	49,590	151,559	147,008
Net occupancy	7,957	7,734	25,405	24,284
Equipment	8,237	7,625	23,583	21,701
Amortization of intangibles	2,034	2,455	6,148	7,199
Outside services	7,314	8,183	25,254	23,653
FDIC insurance	3,158	3,206	9,630	9,599
Merger and acquisition related	1,312	1,904	1,683	8,054
Other	16,278	15,150	46,041	41,099

Total Non-Interest Expense	98,149	95,847	289,303	282,597

Income Before Income Taxes	57,634	51,127	173,102	150,243
Income taxes	17,581	15,736	52,575	45,497

Net Income	40,053	35,391	120,527	104,746
Less: Preferred stock dividends	2,010	2,010	6,030	6,342

Net Income Available to Common Stockholders	$38,043	$33,381	$114,497	$98,404

Net Income per Common Share – Basic	$0.22	$0.20	$0.65	$0.60
Net Income per Common Share – Diluted	0.22	0.20	0.65	0.59
Cash Dividends per Common Share	0.12	0.12	0.36	0.36

Comprehensive Income	$49,609	$31,499	$132,133	$121,219

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2015	$106,882	$1,754	$1,798,984	$176,120	$(46,003)	$(16,281)	$2,021,456
Comprehensive income				120,527	11,606		132,133
Dividends declared:
Preferred stock				(6,030)			(6,030)
Common stock: $0.36/share				(63,330)			(63,330)
Issuance of common stock		12	3,651			3,566	7,229
Restricted stock compensation			3,286				3,286
Tax benefit of stock-based compensation			5				5

Balance at September 30, 2015	$106,882	$1,766	$1,805,926	$227,287	$(34,397)	$(12,715)	$2,094,749

Balance at January 1, 2014	$106,882	$1,592	$1,608,117	$121,870	$(56,924)	$(7,154)	$1,774,383
Comprehensive income				104,746	16,473		121,219
Dividends declared:
Preferred stock				(6,342)			(6,342)
Common stock: $0.36/share				(60,234)			(60,234)
Issuance of common stock		16	9,007	(228)		(7,377)	1,418
Issuance of common stock - acquisitions		139	170,024				170,163
Restricted stock compensation			2,328				2,328
Tax benefit of stock-based compensation			2,198				2,198

Balance at September 30, 2014	$106,882	$1,747	$1,791,674	$159,812	$(40,451)	$(14,531)	$2,005,133

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$120,527	$104,746
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	31,412	29,007
Provision for credit losses	27,777	28,608
Deferred tax expense (benefit)	3,874	(2,533)
Net securities gains	(319)	(11,415)
Tax benefit of stock-based compensation	(5)	(2,198)
Loans originated for sale	(336,776)	(98,741)
Loans sold	346,174	105,169
Gain on sale of loans	(6,794)	(3,721)
Net change in:
Interest receivable	(4,457)	(1,590)
Interest payable	(414)	(1,058)
Securities classified as trading in business combination and sold	—	241,595
Bank owned life insurance	(4,266)	(5,205)
Other, net	8,144	(4,165)

Net cash flows provided by operating activities	184,877	378,499

Investing Activities
Net change in loans and leases	(657,586)	(888,443)
Securities available for sale:
Purchases	(279,636)	(686,108)
Sales	33,499	175,872
Maturities	212,140	245,942
Securities held to maturity:
Purchases	(279,998)	(436,519)
Sales	—	4,570
Maturities	203,689	153,624
Purchase of bank owned life insurance	(72,688)	(16)
Withdrawal/surrender of bank owned life insurance	72,664	18,715
Increase in premises and equipment	(7,304)	(12,580)
Net cash received in business combinations	148,159	60,035

Net cash flows used in investing activities	(627,061)	(1,364,908)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	1,304,345	654,144
Time deposits	(78,764)	(224,733)
Short-term borrowings	(754,356)	348,827
Increase in long-term borrowings	20,976	376,418
Decrease in long-term borrowings	(19,804)	(87,677)
Net proceeds from issuance of common stock	10,515	7,795
Tax benefit of stock-based compensation	5	2,198
Cash dividends paid:
Preferred stock	(6,030)	(6,342)
Common stock	(63,330)	(60,234)

Net cash flows provided by financing activities	413,557	1,010,396

Net (Decrease) Increase in Cash and Cash Equivalents	(28,627)	23,987
Cash and cash equivalents at beginning of period	287,393	213,981

Cash and Cash Equivalents at End of Period	$258,766	$237,968

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

September 30, 2015

BUSINESS

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of September 30, 2015, the Corporation had 289 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 73 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of September 30, 2015.

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

DEBT OFFERING

On October 2, 2015, the Corporation completed its offering of $100,000 aggregate principal amount of 4.875% subordinated notes due in 2025. The subordinated notes will be treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and estimated offering expenses were $98,500. The Corporation intends to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include investments at the holding company level, providing capital to support the growth of FNBPA and its business, repurchases of its common shares and the payment of the cash consideration components of future acquisitions.

MERGERS AND ACQUISITIONS

Branch Purchase – Bank of America

On September 18, 2015, the Corporation completed its purchase of five branch-banking locations in southeastern Pennsylvania from Bank of America, in which the Corporation acquired approximately $154,619 in deposits. The assets and liabilities relating to the branches purchased were recorded on the Corporation’s consolidated balance sheet at their preliminary fair values as of September 18, 2015, and the related results of operations for these branches have been included in the Corporation’s consolidated statement of comprehensive income since that date. Based on the preliminary purchase price allocation, the Corporation recorded $2,539 in goodwill and $3,081 in core deposit intangibles. These fair value estimates are provisional amounts based on third party valuations that are currently under review. The goodwill for this transaction is expected to be deductible for income tax purposes.

OBA Financial Services, Inc.

On September 19, 2014, the Corporation completed its acquisition of OBA Financial Services, Inc. (OBA), a bank holding company based in Germantown, Maryland. On the acquisition date, the estimated fair values of OBA included $390,160 in assets, $291,393 in loans and $295,922 in deposits. The acquisition was valued at $85,554 and resulted in the Corporation issuing 7,170,037 shares of its common stock in exchange for 4,025,895 shares of OBA common stock. The Corporation also acquired the outstanding stock options of OBA that became fully vested upon the acquisition. The assets and liabilities of OBA were recorded on the Corporation’s consolidated balance sheet at their fair values as of September 19, 2014, the acquisition date, and OBA’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. OBA’s banking affiliate, OBA Bank, was merged into FNBPA on September 19, 2014. Based on the purchase price allocation, the Corporation recorded $20,107 in goodwill and $4,304 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

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

Pending Acquisition – Metro Bancorp, Inc.

On August 4, 2015, the Corporation entered into a definitive merger agreement to acquire Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania with approximately $3,001,357 in total assets. The transaction is valued at approximately $474,000. Under the terms of the merger agreement, METR shareholders will be entitled to receive 2.373 shares of the Corporation’s common stock for each share of METR common stock. The Corporation expects to issue approximately 33.6 million shares of its common stock in exchange for approximately 14.1 million shares of METR common stock. METR’s banking affiliate, Metro Bank, will be merged into FNBPA. The transaction is expected to be completed in the first quarter of 2016, pending regulatory approvals, the approval of shareholders of the Corporation and METR, and the satisfaction of other closing conditions.

Pending Branch Purchase – Fifth Third Bank

On September 3, 2015, the Corporation announced that it entered into a purchase and assumption agreement to acquire approximately $383,000 in retail and private banking deposits, 17 branch-banking locations and related consumer loans in the Pittsburgh, Pennsylvania area from Fifth Third Bank. The transaction is expected to close during the second quarter of 2016, pending regulatory approval.

NEW ACCOUNTING STANDARDS

Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer must recognize measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal periods beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this update will not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Insurance – Disclosures about Short-Duration Contracts

In May 2015, the FASB issued ASU 2015-09, Financial Services – Insurance. ASU 2015-09 requires insurance entities that issue short-duration contracts to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses, including disclosure of information about significant changes in methodologies and assumptions used to calculate the liability, reasons for the change, and the effects on the financial statements. These additional disclosures will increase the transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with information to facilitate analysis. ASU 2015-09 should be applied retrospectively and is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Cloud Computing Arrangements

In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software. ASU 2015-05 provides guidance about whether a cloud computing arrangement includes a license for internal use software, and how to account for the software license element of the arrangement. This update eliminates the existing requirement to analogize the guidance on leases in ASC 840 in accounting for some software licenses. ASU 2015-05 is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-05 either prospectively or retrospectively. The Corporation is evaluating this new guidance and has not yet determined which approach it will adopt or the impact that the adoption of this update will have on its financial statements.

Interest – Imputation of Interest

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the corresponding debt liability. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Consolidation

In February 2015, the FASB issued ASU 2015-02, Consolidation. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update modifies the evaluation of whether limited partnerships or similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The ASU is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-02 either retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Income Statement

In January 2015, the FASB issued ASU 2015-01, Income Statement – Extraordinary and Unusual Items. ASU 2015-01 simplified income statement presentation by eliminating from GAAP the concept of extraordinary items. The ASU is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-01 prospectively, or retrospectively to all prior periods presented in the financial statements. The adoption of this update will not have an effect on the financial statements, results of operations or liquidity of the Corporation, as the Corporation has not reported extraordinary items.

SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2015
U.S. Treasury	$29,704	$300	$—	$30,004
U.S. government-sponsored entities	388,428	2,644	(305)	390,767
Residential mortgage-backed securities:
Agency mortgage-backed securities	587,244	9,958	(82)	597,120
Agency collateralized mortgage obligations	529,656	3,220	(4,948)	527,928
Non-agency collateralized mortgage obligations	1,212	15	—	1,227
Commercial mortgage-backed securities	4,384	8	—	4,392
States of the U.S. and political subdivisions	10,927	345	—	11,272
Other debt securities	14,700	267	(414)	14,553

Total debt securities	1,566,255	16,757	(5,749)	1,577,263
Equity securities	975	288	—	1,263

	$1,567,230	$17,045	$(5,749)	$1,578,526

December 31, 2014
U.S. Treasury	$29,604	$78	$—	$29,682
U.S. government-sponsored entities	338,330	742	(1,939)	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	546,572	7,548	(35)	554,085
Agency collateralized mortgage obligations	580,601	1,617	(9,047)	573,171
Non-agency collateralized mortgage obligations	1,414	17	—	1,431
Commercial mortgage-backed securities	7,891	—	(11)	7,880
States of the U.S. and political subdivisions	12,713	477	(32)	13,158
Other debt securities	16,615	420	(857)	16,178

Total debt securities	1,533,740	10,899	(11,921)	1,532,718
Equity securities	1,031	316	—	1,347

	$1,534,771	$11,215	$(11,921)	$1,534,065

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity
September 30, 2015
U.S. Treasury	$500	$169	$—	$669
U.S. government-sponsored entities	146,528	1,964	(79)	148,413
Residential mortgage-backed securities:
Agency mortgage-backed securities	669,221	15,887	(16)	685,092
Agency collateralized mortgage obligations	462,191	3,556	(4,181)	461,566
Non-agency collateralized mortgage obligations	3,055	15	—	3,070
Commercial mortgage-backed securities	17,334	468	—	17,802
States of the U.S. and political subdivisions	227,461	2,888	(826)	229,523

	$1,526,290	$24,947	$(5,102)	$1,546,135

December 31, 2014
U.S. Treasury	$502	$168	$—	$670
U.S. government-sponsored entities	101,602	885	(524)	101,963
Residential mortgage-backed securities:
Agency mortgage-backed securities	677,169	16,712	(346)	693,535
Agency collateralized mortgage obligations	501,965	1,858	(7,329)	496,494
Non-agency collateralized mortgage obligations	4,285	28	—	4,313
Commercial mortgage-backed securities	17,560	179	—	17,739
States of the U.S. and political subdivisions	150,272	3,315	(43)	153,544

	$1,453,355	$23,145	$(8,242)	$1,468,258

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with its acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarterly periods in which each of the acquisitions occurred. As of September 30, 2015 and December 31, 2014, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Gross gains	$314	$1,191	$328	$19,939
Gross losses	—	(13)	(9)	(8,524)

	$314	$1,178	$319	$11,415

During the first quarter of 2014, the Corporation strategically sold its portfolio of pooled trust preferred securities (TPS) with net proceeds of $51,540 and a gain of $13,766. These were previously classified as collateralized debt obligations (CDOs) available for sale. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), and as such, was required to be disposed of by July 2016. Partially offsetting this gain was a net loss of $3,529 relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

As of September 30, 2015, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,994	$5,027	$1,940	$1,951
Due from one to five years	423,858	426,751	139,429	140,465
Due from five to ten years	10,013	10,338	71,708	73,681
Due after ten years	4,894	4,480	161,412	162,508

	443,759	446,596	374,489	378,605
Residential mortgage-backed securities:
Agency mortgage-backed securities	587,244	597,120	669,221	685,092
Agency collateralized mortgage obligations	529,656	527,928	462,191	461,566
Non-agency collateralized mortgage obligations	1,212	1,227	3,055	3,070
Commercial mortgage-backed securities	4,384	4,392	17,334	17,802
Equity securities	975	1,263	—	—

	$1,567,230	$1,578,526	$1,526,290	$1,546,135

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At September 30, 2015 and December 31, 2014, securities with a carrying value of $2,062,257 and $1,036,380, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $258,428 and $892,647 at September 30, 2015 and December 31, 2014, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2015
U.S. government-sponsored entities	3	$59,823	$(177)	3	$37,867	$(128)	6	$97,690	$(305)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	18,591	(82)	—	—	—	1	18,591	(82)
Agency collateralized mortgage obligations	4	63,640	(123)	18	228,010	(4,825)	22	291,650	(4,948)
Other debt securities	—	—	—	3	4,480	(414)	3	4,480	(414)

	8	$142,054	$(382)	24	$270,357	$(5,367)	32	$412,411	$(5,749)

December 31, 2014
U.S. government-sponsored entities	7	$89,986	$(275)	7	$99,326	$(1,664)	14	$189,312	$(1,939)
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	45,145	(35)	—	—	—	2	45,145	(35)
Agency collateralized mortgage obligations	9	166,908	(1,238)	16	225,700	(7,809)	25	392,608	(9,047)
Commercial mortgage-backed securities	1	7,880	(11)	—	—	—	1	7,880	(11)
States of the U.S. and political subdivisions	—	—	—	1	1,159	(32)	1	1,159	(32)
Other debt securities	—	—	—	4	6,030	(857)	4	6,030	(857)

	19	$309,919	$(1,559)	28	$332,215	$(10,362)	47	$642,134	$(11,921)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Held to Maturity
September 30, 2015
U.S. government-sponsored entities	—	$—	$—	1	$14,921	$(79)	1	$14,921	$(79)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	1	924	(16)	1	924	(16)
Agency collateralized mortgage obligations	3	46,120	(212)	14	170,359	(3,969)	17	216,479	(4,181)
States of the U.S. and political subdivisions	24	46,933	(826)	—	—	—	24	46,933	(826)

	27	$93,053	$(1,038)	16	$186,204	$(4,064)	43	$279,257	$(5,102)

December 31, 2014
U.S. government-sponsored entities	2	$24,989	$(40)	2	$29,516	$(484)	4	$54,505	$(524)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,099	(1)	4	45,042	(345)	5	46,141	(346)
Agency collateralized mortgage obligations	8	104,071	(630)	14	189,642	(6,699)	22	293,713	(7,329)
States of the U.S. and political subdivisions	1	1,427	(4)	4	5,453	(39)	5	6,880	(43)

	12	$131,586	$(675)	24	$269,653	$(7,567)	36	$401,239	$(8,242)

The Corporation does not intend to sell the debt securities and it is not more likely than not that the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s remaining portfolio of TPS consists of three single-issuer securities, which are primarily from money-center and large regional banks and are included in other debt securities. These TPS had an amortized cost and estimated fair value of $4,894 and $4,480 at September 30, 2015, respectively. The Corporation has concluded from its analysis performed at September 30, 2015 that it is probable that the Corporation will collect all contractual principal and interest payments related to these securities.

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
For the Nine Months Ended September 30, 2015
Beginning balance	—	$27	$27
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	—	—	—

Ending balance	—	$27	$27

For the Nine Months Ended September 30, 2014
Beginning balance	$17,155	$27	$17,182
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	(17,155)	—	(17,155)

Ending balance	$—	$27	$27

The Corporation did not recognize any impairment losses on securities for the nine months ended September 30, 2015 or 2014.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $238,733 as of September 30, 2015 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. General obligation bonds comprise 99.8% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 93.6% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1,492. In addition to the strong stand-alone ratings, 83.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At September 30, 2015 and December 31, 2014, the Corporation’s FHLB stock totaled $44,845 and $54,751, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, along with a special dividend during the first quarter of 2015 and quarterly cash dividends in 2014 and 2015, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND LEASES

Following is a summary of loans and leases, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans and Leases
September 30, 2015
Commercial real estate	$3,322,669	$626,577	$3,949,246
Commercial and industrial	2,410,186	81,169	2,491,355
Commercial leases	199,130	—	199,130

Total commercial loans and leases	5,931,985	707,746	6,639,731
Direct installment	1,643,345	49,293	1,692,638
Residential mortgages	1,013,254	373,132	1,386,386
Indirect installment	973,216	812	974,028
Consumer lines of credit	1,003,278	123,724	1,127,002
Other	53,860	—	53,860

	$10,618,938	$1,254,707	$11,873,645

December 31, 2014
Commercial real estate	$3,031,810	$783,898	$3,815,708
Commercial and industrial	2,197,793	120,222	2,318,015
Commercial leases	177,824	—	177,824

Total commercial loans and leases	5,407,427	904,120	6,311,547
Direct installment	1,579,770	64,851	1,644,621
Residential mortgages	817,586	445,467	1,263,053
Indirect installment	873,645	1,906	875,551
Consumer lines of credit	946,427	164,549	1,110,976
Other	41,290	—	41,290

	$9,666,145	$1,580,893	$11,247,038

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

The loan and lease portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $181,298 or 1.5% of total loans and leases at September 30, 2015, compared to $180,588 or 1.6% of total loans and leases at December 31, 2014. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of September 30, 2015, 38.9% of the commercial real estate loans were owner-occupied, while the remaining 61.1% were non-owner-occupied, compared to 41.6% and 58.4%, respectively, as of December 31, 2014. As of September 30, 2015 and December 31, 2014, the Corporation had commercial construction loans of $294,249 and $296,156, respectively, representing 2.5% and 2.6% of total loans and leases at those respective dates.

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	September 30, 2015	December 31, 2014
Accounted for under ASC 310-30:
Outstanding balance	$1,345,685	$1,597,558
Carrying amount	1,094,604	1,344,171

Accounted for under ASC 310-20:
Outstanding balance	159,695	242,488
Carrying amount	153,539	228,748

Total acquired loans:
Outstanding balance	1,505,380	1,840,046
Carrying amount	1,248,143	1,572,919

The carrying amount of purchased credit impaired loans included in the table above totaled $8,766 at September 30, 2015 and $9,556 at December 31, 2014, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Nine Months Ended
	September 30,
	2015	2014
Balance at beginning of period	$331,899	$305,646
Acquisitions	—	71,111
Reduction due to unexpected early payoffs	(35,601)	(34,747)
Reclass from non-accretable difference	24,489	9,925
Disposals/transfers	(509)	(5,390)
Accretion	(46,207)	(54,664)

Balance at end of period	$274,071	$291,881

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

Following is a summary of non-performing assets:

	September 30, 2015	December 31, 2014
Non-accrual loans	$47,298	$45,113
Troubled debt restructurings	21,221	23,439

Total non-performing loans	68,519	68,552
Other real estate owned (OREO)	38,931	41,466

Total non-performing assets	$107,450	$110,018

Asset quality ratios:
Non-performing loans as a percent of total loans and leases	0.58%	0.61%
Non-performing loans + OREO as a percent of total loans and leases + OREO	0.90%	0.97%
Non-performing assets as a percent of total assets	0.64%	0.68%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $4,285 at September 30, 2015. Also, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2015 amounted to $12,786.

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans and leases originated and loans acquired:

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
September 30, 2015
Commercial real estate	$6,040	$3	$25,262	$31,305	$3,291,364	$3,322,669
Commercial and industrial	3,854	3	9,529	13,386	2,396,800	2,410,186
Commercial leases	709	14	835	1,558	197,572	199,130

Total commercial loans and leases	10,603	20	35,626	46,249	5,885,736	5,931,985
Direct installment	9,874	3,326	4,718	17,918	1,625,427	1,643,345
Residential mortgages	11,121	1,334	2,971	15,426	997,828	1,013,254
Indirect installment	8,213	522	1,133	9,868	963,348	973,216
Consumer lines of credit	3,385	629	988	5,002	998,276	1,003,278
Other	134	169	—	303	53,557	53,860

	$43,330	$6,000	$45,436	$94,766	$10,524,172	$10,618,938

December 31, 2014
Commercial real estate	$9,601	$313	$24,132	$34,046	$2,997,764	$3,031,810
Commercial and industrial	2,446	3	8,310	10,759	2,187,034	2,197,793
Commercial leases	961	43	722	1,726	176,098	177,824

Total commercial loans and leases	13,008	359	33,164	46,531	5,360,896	5,407,427
Direct installment	9,333	3,617	7,117	20,067	1,559,703	1,579,770
Residential mortgages	8,709	3,891	2,964	15,564	802,022	817,586
Indirect installment	7,804	684	1,149	9,637	864,008	873,645
Consumer lines of credit	2,408	562	719	3,689	942,738	946,427
Other	13	135	—	148	41,142	41,290

	$41,275	$9,248	$45,113	$95,636	$9,570,509	$9,666,145

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
September 30, 2015
Commercial real estate	$10,510	$11,108	$1,303	$22,921	$641,768	$(38,112)	$626,577
Commercial and industrial	686	527	107	1,320	87,163	(7,314)	81,169

Total commercial loans	11,196	11,635	1,410	24,241	728,931	(45,426)	707,746
Direct installment	670	834	—	1,504	46,981	808	49,293
Residential mortgages	8,607	15,261	—	23,868	386,425	(37,161)	373,132
Indirect installment	26	11	—	37	801	(26)	812
Consumer lines of credit	1,105	810	452	2,367	125,150	(3,793)	123,724

	$21,604	$28,551	$1,862	$52,017	$1,288,288	$(85,598)	$1,254,707

December 31, 2014
Commercial real estate	$12,076	$12,368	—	$24,444	$799,991	$(40,537)	$783,898
Commercial and industrial	687	1,968	—	2,655	127,535	(9,968)	120,222

Total commercial loans	12,763	14,336	—	27,099	927,526	(50,505)	904,120
Direct installment	2,670	1,443	—	4,113	59,532	1,206	64,851
Residential mortgages	8,159	19,936	—	28,095	456,810	(39,438)	445,467
Indirect installment	38	30	—	68	2,179	(341)	1,906
Consumer lines of credit	1,048	2,279	—	3,327	166,912	(5,690)	164,549

	$24,678	$38,024	—	$62,702	$1,612,959	$(94,768)	$1,580,893

(1)	Past due information for acquired loans is based on the contractual balance outstanding at September 30, 2015 and December 31, 2014.
(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, as long as the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method. Acquired loans are considered non-accrual or non-performing when, due to credit deterioration or other factors, the Corporation determines it is no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. The Corporation does not recognize interest income on acquired loans considered non-accrual or non-performing.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan and lease portfolio:

Rating Category	Definition

Pass	in general, the condition and performance of the borrower is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition and performance of the borrower has significantly deteriorated and could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
September 30, 2015
Commercial real estate	$3,195,455	$60,727	$65,568	$919	$3,322,669
Commercial and industrial	2,259,932	103,650	45,014	1,590	2,410,186
Commercial leases	194,783	3,149	1,198	—	199,130

	$5,650,170	$167,526	$111,780	$2,509	$5,931,985

December 31, 2014
Commercial real estate	$2,890,830	$58,630	$81,951	$399	$3,031,810
Commercial and industrial	2,085,893	71,420	39,684	796	2,197,793
Commercial leases	174,677	2,198	949	—	177,824

	$5,151,400	$132,248	$122,584	$1,195	$5,407,427

Acquired Loans
September 30, 2015
Commercial real estate	$488,840	$49,669	$88,068	—	$626,577
Commercial and industrial	69,036	1,969	10,164	—	81,169

	$557,876	$51,638	$98,232	—	$707,746

December 31, 2014
Commercial real estate	$610,260	$73,891	$99,747	—	$783,898
Commercial and industrial	103,862	3,506	12,854	—	120,222

	$714,122	$77,397	$112,601	—	$904,120

Credit quality information for acquired loans is based on the contractual balance outstanding at September 30, 2015 and December 31, 2014.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
September 30, 2015
Direct installment	$1,630,566	$12,779	$1,643,345
Residential mortgages	1,000,774	12,480	1,013,254
Indirect installment	971,936	1,280	973,216
Consumer lines of credit	1,000,929	2,349	1,003,278
Other	53,860	—	53,860

December 31, 2014
Direct installment	$1,565,090	$14,680	$1,579,770
Residential mortgages	802,522	15,064	817,586
Indirect installment	872,340	1,305	873,645
Consumer lines of credit	944,631	1,796	946,427
Other	41,290	—	41,290

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

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Nine Months Ended September 30, 2015
Commercial real estate	$35,733	$25,035	$2,057	$27,092	$919	$26,928
Commercial and industrial	10,981	4,770	5,107	9,877	1,590	9,565
Commercial leases	835	835	—	835	—	767

Total commercial loans and leases	47,549	30,640	7,164	37,804	2,509	37,260
Direct installment	13,569	12,779	—	12,779	—	13,538
Residential mortgages	12,971	12,480	—	12,480	—	13,744
Indirect installment	3,220	1,280	—	1,280	—	1,168
Consumer lines of credit	2,565	2,349	—	2,349	—	2,134

	$79,874	$59,528	$7,164	$66,692	$2,509	$67,844

At or for the Year Ended December 31, 2014
Commercial real estate	$34,583	$25,443	$883	$26,326	$399	$30,807
Commercial and industrial	11,412	7,609	1,948	9,557	780	9,510
Commercial leases	722	722	—	722	—	686

Total commercial loans and leases	46,717	33,774	2,831	36,605	1,179	41,003
Direct installment	14,987	14,680	—	14,680	—	14,248
Residential mortgages	16,791	15,064	—	15,064	—	16,924
Indirect installment	1,467	1,305	—	1,305	—	1,399
Consumer lines of credit	1,803	1,796	—	1,796	—	1,793

	$81,765	$66,619	$2,831	$69,450	$1,179	$75,367

Interest income is generally no longer recognized once a loan becomes impaired.

These tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories: commercial real estate of $3,056; commercial and industrial of $579; direct installment of $1,427; residential mortgages of $558; indirect installment of $302; and consumer lines of credit of $642, totaling $6,564 at September 30, 2015 and commercial real estate of $3,286; commercial and industrial of $1,484; direct installment of $1,847; residential mortgages of $858; indirect installment of $232; and consumer lines of credit of $267, totaling $7,974 at December 31, 2014.

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

Following is a summary of the payment status of originated TDRs:

	September 30, 2015	December 31, 2014
Accruing:
Performing	$14,692	$9,441
Non-performing	21,221	23,439
Non-accrual	7,800	8,272

	$43,713	$41,152

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the nine months ended September 30, 2015, the Corporation returned to performing status $7,577 in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for credit losses included specific reserves for commercial TDRs of $438 and $371 at September 30, 2015 and December 31, 2014, respectively, and pooled reserves for individual loans under $500 of $1,146 and $1,215 for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for credit losses included pooled reserves for these classes of loans of $3,350 and $3,448 at September 30, 2015 and December 31, 2014, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of originated loans, by class, that have been restructured:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	2	$312	$168
Commercial and industrial	—	—	—	1	5	4

Total commercial loans	—	—	—	3	317	172
Direct installment	121	1,757	1,726	361	5,064	4,835
Residential mortgages	10	232	233	31	1,048	1,074
Indirect installment	3	13	10	13	43	40
Consumer lines of credit	10	146	143	40	666	610

	144	$2,148	$2,112	448	$7,138	$6,731

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$50	$48	10	$2,633	$2,187
Commercial and industrial	2	126	119	3	323	307

Total commercial loans	3	176	167	13	2,956	2,494
Direct installment	116	1,323	1,240	378	4,922	4,693
Residential mortgages	9	480	470	33	1,847	1,784
Indirect installment	7	18	15	20	52	48
Consumer lines of credit	6	88	56	31	899	857

	141	$2,085	$1,948	475	$10,676	$9,876

Following is a summary of originated TDRs, by class of loans and leases, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended September 30, 2015 (1)		Nine Months Ended September 30, 2015 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	1	204

Total commercial loans	—	—	1	204
Direct installment	22	87	75	254
Residential mortgages	2	75	5	179
Indirect installment	1	6	6	12
Consumer lines of credit	—	—	1	8

	25	$168	88	$657

	Three Months Ended September 30, 2014 (1)		Nine Months Ended September 30, 2014 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Direct installment	41	$356	80	$732
Residential mortgages	2	33	2	33
Indirect installment	3	10	4	11
Consumer lines of credit	1	50	1	50

	47	$449	87	$826

(1)	The recorded investment is as of period end.

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

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for credit losses	Balance at End of Period
Three Months Ended September 30, 2015
Commercial real estate	$39,872	$(1,259)	$370	$(889)	$2,870	$41,853
Commercial and industrial	32,305	(584)	290	(294)	3,223	35,234
Commercial leases	2,223	(124)	50	(74)	265	2,414

Total commercial loans and leases	74,400	(1,967)	710	(1,257)	6,358	79,501
Direct installment	22,279	(2,722)	565	(2,157)	1,214	21,336
Residential mortgages	8,579	(268)	14	(254)	341	8,666
Indirect installment	8,909	(1,650)	264	(1,386)	2,090	9,613
Consumer lines of credit	9,118	(472)	56	(416)	871	9,573
Other	911	(402)	8	(394)	413	930

Total allowance on originated loans and leases	124,196	(7,481)	1,617	(5,864)	11,287	129,619

Purchased credit-impaired loans	658	—	—	—	36	695
Other acquired loans	6,287	(153)	282	129	(546)	5,869

Total allowance on acquired loans	6,945	(153)	282	129	(510)	6,564

Total allowance	$131,141	$(7,634)	$1,899	$(5,735)	$10,777	$136,183

Nine Months Ended September 30, 2015
Commercial real estate	$37,588	$(3,237)	$779	$(2,458)	$6,723	$41,853
Commercial and industrial	32,645	(2,684)	1,386	(1,298)	3,887	35,234
Commercial leases	2,398	(328)	95	(233)	249	2,414

Total commercial loans and leases	72,631	(6,249)	2,260	(3,989)	10,859	79,501
Direct installment	20,538	(8,108)	1,131	(6,977)	7,775	21,336
Residential mortgages	8,024	(891)	53	(838)	1,480	8,666
Indirect installment	7,504	(4,433)	898	(3,535)	5,644	9,613
Consumer lines of credit	8,496	(1,205)	132	(1,073)	2,150	9,573
Other	759	(1,062)	44	(1,018)	1,189	930

Total allowance on originated loans and leases	117,952	(21,948)	4,518	(17,430)	29,097	129,619

Purchased credit-impaired loans	660	(64)	19	(45)	80	695
Other acquired loans	7,314	(698)	653	(45)	(1,400)	5,869

Total allowance on acquired loans	7,974	(762)	672	(90)	(1,320)	6,564

Total allowance	$125,926	$(22,710)	$5,190	$(17,520)	$27,777	$136,183

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for credit losses	Balance at End of Period
Three Months Ended September 30, 2014
Commercial real estate	$38,478	$(1,724)	$506	$(1,218)	$(80)	$37,180
Commercial and industrial	33,017	(1,796)	192	(1,604)	2,883	34,296
Commercial leases	2,079	(167)	11	(156)	282	2,205

Total commercial loans and leases	73,574	(3,687)	709	(2,978)	3,085	73,681
Direct installment	16,844	(2,369)	271	(2,098)	4,814	19,560
Residential mortgages	5,506	(87)	13	(74)	1,218	6,650
Indirect installment	6,693	(898)	211	(687)	364	6,370
Consumer lines of credit	7,664	(360)	50	(310)	587	7,941
Other	907	(341)	9	(332)	(208)	367

Total allowance on originated loans and leases	111,188	(7,742)	1,263	(6,479)	9,860	114,569

Purchased credit-impaired loans	448	(712)	1	(711)	1,026	763
Other acquired loans	5,112	(113)	(41)	(154)	311	5,269

Total allowance on acquired loans	5,560	(825)	(40)	(865)	1,337	6,032

Total allowance	$116,748	$(8,567)	$1,223	$(7,344)	$11,197	$120,601

Nine Months Ended September 30, 2014
Commercial real estate	$32,548	$(5,519)	$1,068	$(4,451)	$9,083	$37,180
Commercial and industrial	32,603	(2,849)	730	(2,119)	3,812	34,296
Commercial leases	1,903	(317)	93	(224)	526	2,205

Total commercial loans and leases	67,054	(8,685)	1,891	(6,794)	13,421	73,681
Direct installment	17,824	(7,154)	821	(6,333)	8,069	19,560
Residential mortgages	5,836	(356)	61	(295)	1,109	6,650
Indirect installment	6,409	(2,396)	658	(1,738)	1,699	6,370
Consumer lines of credit	7,231	(1,023)	143	(880)	1,590	7,941
Other	530	(910)	19	(891)	728	367

Total allowance on originated loans and leases	104,884	(20,524)	3,593	(16,931)	26,616	114,569

Purchased credit-impaired loans	1,000	(2,614)	1	(2,613)	2,376	763
Other acquired loans	4,900	(230)	983	753	(384)	5,269

Total allowance on acquired loans	5,900	(2,844)	984	(1,860)	1,992	6,032

Total allowance	$110,784	$(23,368)	$4,577	$(18,791)	$28,608	$120,601

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Allowance		Loans and Leases Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2015
Commercial real estate	$919	$40,934	$3,322,669	$14,182	$3,308,487
Commercial and industrial	1,590	33,644	2,410,186	6,186	2,404,000
Commercial leases	—	2,414	199,130	—	199,130

Total commercial loans and leases	2,509	76,992	5,931,985	20,368	5,911,617
Direct installment	—	21,336	1,643,345	—	1,643,345
Residential mortgages	—	8,666	1,013,254	—	1,013,254
Indirect installment	—	9,613	973,216	—	973,216
Consumer lines of credit	—	9,573	1,003,278	—	1,003,278
Other	—	930	53,860	—	53,860

	$2,509	$127,110	$10,618,938	$20,368	$10,598,570

December 31, 2014
Commercial real estate	$399	$37,189	$3,031,810	$13,952	$3,017,858
Commercial and industrial	780	31,865	2,197,793	5,837	2,191,956
Commercial leases	—	2,398	177,824	—	177,824

Total commercial loans and leases	1,179	71,452	5,407,427	19,789	5,387,638
Direct installment	—	20,538	1,579,770	—	1,579,770
Residential mortgages	—	8,024	817,586	—	817,586
Indirect installment	—	7,504	873,645	—	873,645
Consumer lines of credit	—	8,496	946,427	—	946,427
Other	—	759	41,290	—	41,290

	$1,179	$116,773	$9,666,145	$19,789	$9,646,356

BORROWINGS

Following is a summary of short-term borrowings:

	September 30, 2015	December 31, 2014
Securities sold under repurchase agreements	$256,320	$882,696
Federal Home Loan Bank advances	450,000	820,000
Federal funds purchased	456,000	210,000
Subordinated notes	124,982	128,962

	$1,287,302	$2,041,658

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term borrowings:

	September 30, 2015	December 31, 2014
Federal Home Loan Bank advances	$400,017	$400,042
Subordinated notes	84,351	83,155
Junior subordinated debt	58,285	58,246

	$542,653	$541,443

The Corporation’s banking affiliate has available credit with the FHLB of $4,467,170 of which $850,017 was used as of September 30, 2015. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.76% to 4.19% for both the nine months ended September 30, 2015 and the year ended December 31, 2014.

The Corporation had two unconsolidated subsidiary trusts as of September 30, 2015 (collectively, the Trusts): F.N.B. Statutory Trust II and Omega Financial Capital Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition.

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. Under recently issued capital guidelines, effective January 1, 2015, the portion of the subordinated debt, net of the Corporation’s investments in the Trusts, that qualifies as tier 1 capital is limited to 25% of the total $57,500 outstanding at September 30, 2015, with the remaining 75% moving to tier 2 capital. In 2016, the entire balance of the subordinated debt will be included in tier 2 capital. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of September 30, 2015:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	1.99%	Variable; 3-month LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,120	10/18/34	2.48%	Variable; 3-month LIBOR + 219 bps

	$57,500	$1,779	$58,285

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

The following table presents notional amounts and gross fair values of all derivative assets and derivative liabilities held by the Corporation:

	September 30, 2015			December 31, 2014
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$250,000	$4,918	$855	$200,000	$2,109	$2,330
Interest rate swaps – not designated	1,193,598	1	61,753	972,002	140	43,655
Equity contracts – not designated	1,180	12	—	1,210	47	—

Total subject to master netting arrangements	1,444,778	4,931	62,608	1,173,212	2,296	45,985

Not subject to master netting arrangements:
Interest rate swaps – not designated	1,193,598	61,348	1	972,002	43,602	128
Credit risk contracts – not designated	111,976	14	185	68,632	—	—
Equity contracts – not designated	1,180	—	12	1,210	—	47

Total not subject to master netting arrangements	1,306,754	61,362	198	1,041,844	43,602	175

	$2,751,532	$66,293	$62,806	$2,215,056	$45,898	$46,160

Derivatives Designated as Hedging Instruments under GAAP

Interest Rate Contracts. The Corporation entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and one of its FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

At September 30, 2015 and December 31, 2014, the notional amount of these interest rate derivative agreements totaled $250,000 and $200,000, respectively. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $4,918 and $855, respectively, at September 30, 2015, and $2,109 and $2,330, respectively, at December 31, 2014. For the nine months ended September 30, 2015, the amount reclassified from accumulated other comprehensive income (AOCI) to interest income and interest expense totaled $2,440 ($1,586 net of tax) and $115 ($75 net of tax), respectively.

As of September 30, 2015, the maximum length of time over which forecasted interest cash flows are hedged is eight years. In the twelve months that follow September 30, 2015, the Corporation expects to reclassify from the amount currently reported in AOCI net derivative gains of $2,219 ($1,443 net of tax), in association with interest on the hedged loans and FHLB advance. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2015.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the nine months ended September 30, 2015 and 2014, there was no hedge ineffectiveness. Also, during the nine months ended September 30, 2015 and 2014, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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

The notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $1,193,598 at September 30, 2015. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $61,349 and $61,754, respectively, at September 30, 2015. At December 31, 2014, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $972,002. At December 31, 2014, fair values included in other assets and other liabilities on the consolidated balance sheet amounted to $43,742 and $43,783, respectively.

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

Risk participation agreements sold with notional amounts totaling $74,010 as of September 30, 2015 have remaining terms ranging from two to nine years. Under these agreements, the Corporation’s maximum exposure assuming a customer defaults on its obligation to perform under certain derivative swap contracts with third parties would be $185 at September 30, 2015 and $25 at December 31, 2014.

The fair values of risk participation agreements purchased and sold were not material at September 30, 2015 and December 31, 2014.

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

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1,816 and $1,862 as of September 30, 2015 and December 31, 2014, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
September 30, 2015
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$4,918	—	$4,918
Not designated	1	—	1
Equity contracts – not designated	12	—	12

Not subject to master netting arrangements:
Interest rate contracts – not designated	61,348	—	61,348
Credit contracts – not designated	14	—	14

	$66,293	—	$66,293

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$855	—	$855
Not designated	61,753	—	61,753

Not subject to master netting arrangements:
Interest rate contracts – not designated	1	—	1
Credit contracts – not designated	185	—	185
Equity contracts – not designated	12	—	12

	$62,806	—	$62,806

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

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

	Net Amount Presented in the Balance Sheet	Amount Not Offset in the Balance Sheet
		Financial Instruments	Cash Collateral	Net Amount
September 30, 2015
Derivative Assets
Interest rate contracts:
Designated	$4,918	$2,557	$2,361	—
Not designated	1	1	—	—
Equity contracts – not designated	12	12	—	—

	$4,931	$2,570	$2,361	—

Derivative Liabilities
Interest rate contracts:
Designated	$855	$—	$—	$855
Not designated	61,753	31,827	28,290	1,636

	$62,608	$31,827	$28,290	$2,491

December 31, 2014
Derivative Assets
Interest rate contracts:
Designated	$2,109	$810	$1,299	—
Not designated	140	138	2	—
Equity contracts – not designated	47	47	—	—

	$2,296	$995	$1,301	—

Derivative Liabilities
Interest rate contracts:
Designated	$2,330	$2,330	$—	$—
Not designated	43,655	28,646	13,243	1,766

	$45,985	$30,976	$13,243	$1,766

The following table presents the effect of certain of the Corporation’s derivative financial instruments on the income statement:

	Income	Nine Months Ended
	Statement	September 30,
	Location	2015	2014
Interest Rate Contracts	Interest income - loans and leases	$2,440	$2,479
Interest Rate Contracts	Interest expense – short-term borrowings	115	—
Interest Rate Swaps	Other income	(364)	(9)
Credit Risk Contracts	Other income	(170)	—

Other

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at September 30, 2015 and December 31, 2014 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	September 30, 2015	December 31, 2014
Commitments to extend credit	$3,527,479	$3,665,481
Standby letters of credit	97,875	121,186

At September 30, 2015, funding of 75.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is quantified on a quarterly basis, through the review of historical performance of the Corporation’s portfolios and allocated as a liability on the Corporation’s balance sheet.

In addition, debt issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, is fully and unconditionally guaranteed by the Corporation.

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

For the nine months ended September 30, 2015 and 2014, the Corporation issued 402,947 and 364,065 restricted stock awards, respectively, with aggregated grant date fair values of $5,302 and $4,954 under these plans. For performance-based restricted stock awards granted, the amount of shares recipients will earn is variable based on the Corporation’s total stockholder return relative to a specified peer group of financial institutions over the three-year period.

These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued. As of September 30, 2015, the Corporation had available up to 2,072,110 shares of common stock to issue under the Plans.

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

Share-based compensation expense related to restricted stock awards was $3,287 and $2,294 for the nine months ended September 30, 2015 and 2014, the tax benefit of which was $1,150 and $803, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2015		2014
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,354,093	$11.86	1,729,033	$10.23
Granted	402,947	13.16	364,065	13.61
Net adjustment due to performance	8,884	22.73	(87,512)	11.41
Vested	(471,997)	10.66	(703,428)	8.79
Forfeited	(29,428)	13.46	(50,849)	11.47
Dividend reinvestment	30,551	11.32	34,521	12.73

Unvested awards outstanding at end of period	1,295,050	12.73	1,285,830	11.90

The total fair value of awards vested was $5,912 and $10,670 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015, there was $6,993 of unrecognized compensation cost related to unvested restricted stock awards, including $70 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of September 30, 2015 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	648,154	646,896	1,295,050
Unrecognized compensation expense	$4,458	$2,535	$6,993
Intrinsic value	$8,394	$8,377	$16,771
Weighted average remaining life (in years)	2.11	1.99	2.05

Stock Options

All outstanding stock options were assumed in connection with certain of the Corporation’s completed acquisitions and are fully vested. Upon consummation of those acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent Corporation stock options. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 88,899 and 99,284 for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2015		2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	568,834	$8.86	533,524	$11.50
Assumed from acquisitions	—	—	805,507	7.39
Exercised	(88,899)	5.61	(140,817)	6.21
Forfeited	(2,182)	4.34	(54,962)	24.41

Options outstanding and exercisable at end of period	477,753	9.48	1,143,252	8.64

The intrinsic value of outstanding and exercisable stock options at September 30, 2015 was $1,522.

Warrants

In conjunction with its participation in the U.S. Department of the Treasury’s (UST) Capital Purchase Program (CPP), the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant was reduced in half to 651,042 shares on June 16, 2009, the date the Corporation completed a public offering. The warrant, which expires in 2019, was sold at auction by the UST and has an exercise price of $11.52 per share.

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

In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 374,221, with a resulting lower exercise price of $3.27 per share as of September 30, 2015. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.

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

The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008. The ERISA Excess Retirement Plan was frozen as of December 31, 2010.

The net periodic benefit credit for the defined benefit plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$18	$15	$52	$47
Interest cost	1,470	1,610	4,424	4,802
Expected return on plan assets	(2,491)	(2,486)	(7,473)	(7,460)
Amortization:
Unrecognized net transition asset	—	(6)	—	(16)
Unrecognized prior service cost	2	2	6	6
Unrecognized loss	518	347	1,590	1,021

Net periodic pension credit	$(483)	$(518)	$(1,401)	$(1,600)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first six percent that the employee defers. Additionally, the Corporation may provide a performance-based company contribution of up to three percent if the Corporation exceeds annual financial goals. Prior to January 1, 2015, the Corporation matched 100% of the first four percent that the employee deferred, provided an automatic contribution of three percent of compensation at the end of the year and could make an additional performance-based company contribution of up to two percent if the Corporation achieved its performance goals for the plan year. The Corporation’s contribution expense was $5,794 and $7,595 for the nine months ended September 30, 2015 and 2014, respectively.

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

At September 30, 2015, the Corporation anticipates that it will not utilize some of its state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against these deferred tax assets. The Corporation believes that, except for the portion which is covered by a valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at September 30, 2015, based on the levels of projected taxable income of some of its entities.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$40,053	$35,391	$120,527	$104,746
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $3,649, $(1,551), $4,302 and $10,399	6,777	(2,881)	7,989	19,312
Reclassification adjustment for gains included in net income, net of tax expense of $110, $412, $112 and $3,995	(204)	(766)	(207)	(7,420)
Derivative instruments:
Unrealized gains arising during the period, net of tax expense of $1,709, $40, $2,353 and $2,979	3,174	74	4,370	5,532
Reclassification adjustment for gains included in net income, net of tax expense of $286, $293, $854 and $867	(531)	(543)	(1,586)	(1,610)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $183, $121, $560 and $355	340	224	1,040	659

Other comprehensive income (loss)	9,556	(3,892)	11,606	16,473

Comprehensive income	$49,609	$31,499	$132,133	$121,219

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

The following table presents changes in AOCI, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2015
Balance at beginning of period	$(440)	$(143)	$(45,420)	$(46,003)
Other comprehensive income before reclassifications	7,989	4,370	1,040	13,399
Amounts reclassified from AOCI	(207)	(1,586)	—	(1,793)

Net current period other comprehensive income	7,782	2,784	1,040	11,606

Balance at end of period	$7,342	$2,641	$(44,380)	$(34,397)

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$40,053	$35,391	$120,527	$104,746
Less: Preferred stock dividends	2,010	2,010	6,030	6,342

Net income available to common stockholders	$38,043	$33,381	$114,497	$98,404

Basic weighted average common shares outstanding	175,343,789	167,260,386	174,816,692	165,229,206
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,169,043	1,623,741	1,383,450	1,695,637

Diluted weighted average common shares outstanding	176,512,832	168,884,127	176,200,142	166,924,843

Earnings per common share:
Basic	$0.22	$0.20	$0.65	$0.60

Diluted	$0.22	$0.20	$0.65	$0.59

For the three months ended September 30, 2015 and 2014, 19,385 and 32,419 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2015 and 2014, 20,440 and 38,151 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Nine Months Ended September 30	2015	2014
Interest paid on deposits and other borrowings	$35,531	$31,804
Income taxes paid	41,000	17,000
Transfers of loans to other real estate owned	6,901	7,784
Financing of other real estate owned sold	372	287

BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2015
Interest income	$125,281	$—	$22	$10,096	$1,798	$137,197
Interest expense	10,473	—	—	878	645	11,996
Net interest income	114,808	—	22	9,218	1,153	125,201
Provision for credit losses	8,702	—	—	1,750	325	10,777
Non-interest income	29,667	8,682	3,602	716	(1,308)	41,359
Non-interest expense	80,906	6,703	3,201	4,983	322	96,115
Intangible amortization	1,824	69	141	—	—	2,034
Income tax expense (benefit)	15,804	696	105	1,473	(497)	17,581
Net income (loss)	37,239	1,214	177	1,728	(305)	40,053
Total assets	16,658,489	21,099	22,201	187,721	(53,437)	16,836,073
Total intangibles	855,164	10,516	13,069	1,809	—	880,558

At or for the Three Months Ended September 30, 2014
Interest income	$120,122	$—	$24	$9,773	$1,647	$131,566
Interest expense	9,435	—	—	826	686	10,947
Net interest income	110,687	—	24	8,947	961	120,619
Provision for credit losses	9,427	—	—	1,519	251	11,197
Non-interest income	27,179	8,174	3,373	719	(1,893)	37,552
Non-interest expense	79,243	6,294	2,943	4,983	(71)	93,392
Intangible amortization	2,282	72	101	—	—	2,455
Income tax expense (benefit)	14,347	656	128	1,216	(611)	15,736
Net income (loss)	32,567	1,152	225	1,948	(501)	35,391
Total assets	15,584,832	21,892	19,148	182,301	(51,128)	15,757,045
Total intangibles	856,464	10,792	10,223	1,809	—	879,288

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2015
Interest income	$371,366	$—	$67	$29,467	$5,114	$406,014
Interest expense	30,580	—	—	2,593	1,952	35,125
Net interest income	340,786	—	67	26,874	3,162	370,889
Provision for credit losses	21,974	—	—	5,288	515	27,777
Non-interest income	85,281	26,268	9,948	2,124	(4,328)	119,293
Non-interest expense	236,324	20,127	10,952	14,785	967	283,155
Intangible amortization	5,601	205	342	—	—	6,148
Income tax expense (benefit)	48,744	2,143	(433)	3,660	(1,539)	52,575
Net income (loss)	113,424	3,793	(846)	5,265	(1,109)	120,527
Total assets	16,658,489	21,099	22,201	187,721	(53,437)	16,836,073
Total intangibles	855,164	10,516	13,069	1,809	—	880,558

At or for the Nine Months Ended September 30, 2014
Interest income	$339,974	$—	$74	$28,716	$5,122	$373,886
Interest expense	26,413	—	—	2,481	2,356	31,250
Net interest income	313,561	—	74	26,235	2,766	342,636
Provision for credit losses	23,148	—	—	4,754	706	28,608
Non-interest income	86,512	23,530	10,582	2,120	(3,932)	118,812
Non-interest expense	231,390	19,038	8,900	14,800	1,270	275,398
Intangible amortization	6,680	216	303	—	—	7,199
Income tax expense (benefit)	41,738	1,555	521	3,386	(1,703)	45,497
Net income (loss)	97,117	2,721	932	5,415	(1,439)	104,746
Total assets	15,584,832	21,892	19,148	182,301	(51,128)	15,757,045
Total intangibles	856,454	10,792	10,223	1,809	—	879,288

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2015, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities was measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2015
Assets Measured at Fair Value
Available for sale debt securities:
U.S. Treasury	$—	$30,004	$—	$30,004
U.S. government-sponsored entities	—	390,767	—	390,767
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	597,120	—	597,120
Agency collateralized mortgage obligations	—	527,928	—	527,928
Non-agency collateralized mortgage obligations	—	7	1,220	1,227
Commercial mortgage-backed securities	—	4,392	—	4,392
States of the U.S. and political subdivisions	—	11,272	—	11,272
Other debt securities	—	14,553	—	14,553

	—	1,576,043	1,220	1,577,263

Available for sale equity securities:
Financial services industry	95	656	383	1,134
Insurance services industry	129	—	—	129

	224	656	383	1,263

	224	1,576,699	1,603	1,578,526
Derivative financial instruments:
Trading	—	61,361	—	61,361
Not for trading	—	4,932	—	4,932

	—	66,293	—	66,293

	$224	$1,642,992	$1,603	$1,644,819

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$61,766	—	$61,766
Not for trading	—	1,040	—	1,040

	—	$62,806	—	$62,806

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets Measured at Fair Value
Available for sale debt securities:
U.S. Treasury	$—	$29,682	$—	$29,682
U.S. government-sponsored entities	—	337,133	—	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	554,085	—	554,085
Agency collateralized mortgage obligations	—	573,171	—	573,171
Non-agency collateralized mortgage obligations	—	11	1,420	1,431
Commercial mortgage-backed securities	—	7,880	—	7,880
States of the U.S. and political subdivisions	—	13,158	—	13,158
Other debt securities	—	16,178	—	16,178

	—	1,531,298	1,420	1,532,718

Available for sale equity securities:
Financial services industry	99	654	475	1,228
Insurance services industry	119	—	—	119

	218	654	475	1,347

	218	1,531,952	1,895	1,534,065
Derivative financial instruments:
Trading	—	43,789	—	43,789
Not for trading	—	2,109	—	2,109

	—	45,898	—	45,898

	$218	$1,577,850	$1,895	$1,579,963

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$43,830	—	$43,830
Not for trading	—	2,330	—	2,330

	—	$46,160	—	$46,160

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Nine Months Ended September 30, 2015
Balance at beginning of period	—	$475	$1,420	$1,895
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	(36)	(3)	(39)
Accretion included in earnings	—	—	4	4
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales/redemptions	—	—	—	—
Settlements	—	—	(201)	(201)
Transfers from Level 3	—	(56)	—	(56)
Transfers into Level 3	—	—	—	—

Balance at end of period	—	$383	$1,220	$1,603

Year Ended December 31, 2014
Balance at beginning of period	$31,595	$410	$1,744	$33,749
Total gains (losses) – realized/unrealized:
Included in earnings	13,766	—	—	13,766
Included in other comprehensive income	5,608	65	3	5,676
Accretion included in earnings	657	—	5	662
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales/redemptions	(51,527)	—	—	(51,527)
Settlements	(99)	—	(332)	(431)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance at end of period	$—	$475	$1,420	$1,895

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the Securities Available for Sale footnote in this section of this Report for information relating to determining Level 3 fair values. During the second quarter of 2015, the Corporation transferred an equity security totaling $56 to non-marketable equity securities, reflected in other assets on the Consolidated Balance Sheet. There were no transfers of assets or liabilities between the hierarchy levels for 2014.

For the nine months ended September 30, 2015 and 2014, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the Consolidated Statements of Comprehensive Income.

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

	Level 1	Level 2	Level 3	Total
September 30, 2015
Impaired loans	—	$1,016	$1,919	$2,935
Other real estate owned	—	5,223	2,099	7,322

December 31, 2014
Impaired loans	—	177	1,528	1,705
Other real estate owned	—	5,695	2,365	8,060

Substantially all of the fair value amounts in the table above were estimated at a date during the nine months or twelve months ended September 30, 2015 and December 31, 2014, respectively. Consequently, the fair value information presented is not as of the period’s end.

Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2015 had a carrying amount of $5,227 and an allocated allowance for credit losses of $2,508. The allocated allowance is based on fair value of $2,935 less estimated costs to sell of $216. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $1,329, which was included in the provision for credit losses for the nine months ended September 30, 2015.

OREO with a carrying amount of $9,320 was written down to $6,476 (fair value of $7,322 less estimated costs to sell of $846), resulting in a loss of $2,844, which was included in earnings for the nine months ended September 30, 2015.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

	Carrying		Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Financial Assets
Cash and cash equivalents	$258,766	$258,766	$258,766	$—	$—
Securities available for sale	1,578,526	1,578,526	224	1,576,699	1,603
Securities held to maturity	1,526,290	1,546,135	—	1,543,065	3,070
Net loans and leases, including loans held for sale	11,741,037	11,633,933	—	—	11,633,933
Derivative assets	66,293	66,293	—	66,293	—
Accrued interest receivable	44,688	44,688	44,688	—	—

Financial Liabilities
Deposits	12,759,736	12,762,839	10,206,107	2,556,732	—
Short-term borrowings	1,287,302	1,287,302	1,287,302	—	—
Long-term borrowings	542,653	541,120	—	—	541,120
Derivative liabilities	62,806	62,806	—	62,806	—
Accrued interest payable	6,283	6,283	6,283	—	—

December 31, 2014
Financial Assets
Cash and cash equivalents	$287,393	$287,393	$287,393	$—	$—
Securities available for sale	1,534,065	1,534,065	218	1,531,952	1,895
Securities held to maturity	1,453,355	1,468,258	—	1,463,945	4,313
Net loans and leases, including loans held for sale	11,127,292	10,956,544	—	—	10,956,544
Derivative assets	45,898	45,898	—	45,898	—
Accrued interest receivable	40,231	40,231	40,231	—	—

Financial Liabilities
Deposits	11,382,208	11,382,402	8,771,173	2,611,229	—
Short-term borrowings	2,041,658	2,041,672	2,041,672	—	—
Long-term borrowings	541,443	539,007	—	—	539,007
Derivative liabilities	46,160	46,160	—	46,160	—
Accrued interest payable	6,689	6,689	6,689	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three- and nine-month periods ended September 30, 2015. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2014 Annual Report on Form 10-K filed with the SEC on February 27, 2015. The Corporation’s results of operations for the nine months ended September 30, 2015 are not necessarily indicative of results expected for the full year ending December 31, 2015.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	The impact of federal regulatory agencies that have oversight or review of the Corporation’s business operations and securities activities.

•	Actions by the Board of Governors of the Federal Reserve System (FRB), UST and other government agencies, including those that impact money supply and market interest rates.

•	Changes in customers’ suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or reversal of the rate of growth in the economy and employment levels and other economic factors that affect the Corporation’s liquidity and performance of its loan and lease portfolio, particularly in the markets in which the Corporation operates.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other matters having income and expense implications, including changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms resulting from the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	Results of the regulatory examination and supervisory process.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule, Dodd-Frank Act stress testing rules (DFAST) and Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general, and the Corporation’s operational or security systems or infrastructure, or those of third party vendors or other service providers, and rapid technological developments and changes.

•	Business and operating results are affected by judgments and assumptions in the Corporation’s analytical and forecasting models and its reliance on the advice of experienced outside advisors and its ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	As demonstrated by its acquisitions, the Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios; the extent of deposit attrition; the potential dilutive effect to current shareholders, and our entry into new geographic markets in risks attendant to our unfamiliarity or inexperience in such new markets.

•	Certain risks relating to originating and selling mortgages may adversely impact the Corporation’s revenue and expenses, including volatility in mortgage production and servicing revenue and changes in carrying values of our MSRs and mortgages held for sale due to changes in interest rates as well as borrower fraud and repurchase and indemnification obligations related to breaches of representations and warranties.

•	Technological changes that may be more difficult or costly to implement than anticipated.

•	Sporadic and inconsistent recovery from the effects of the recent economic recession and the resulting adverse impact on levels of unemployment, loan utilization rates, delinquencies, defaults and counterparty capacity to satisfy credit and other obligations.

•	Increasing competition for loans pose increased challenges to originate and purchase loans with attractive terms and pricing and acceptable credit quality.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance, and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

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

OVERVIEW

The Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of September 30, 2015, the Corporation had 289 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 73 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of September 30, 2015.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Net income available to common stockholders for the three months ended September 30, 2015 was $38.0 million or $0.22 per diluted common share, compared to net income available to common stockholders for the three months ended September 30, 2014 of $33.4 million or $0.20 per diluted common share. The increase in net income available to common stockholders is a result of increases of $4.6 million in net interest income and $3.8 million in non-interest income, combined with a decrease of $0.4 million in the provision for credit losses, partially offset by an increase of $2.3 million in non-interest expense. The results for the third quarter of 2015 reflect the full-quarter effect of the OBA acquisition that closed on September 19, 2014. The BCSB acquisition that closed on February 15, 2014 is reflected in both quarterly periods. The results for the third quarter of 2015 and 2014 included merger and acquisition costs of $1.3 million and $1.9 million, respectively. The merger and acquisition costs in 2015 were due to the branch purchase from Bank of America that closed in September and the pending acquisition of Metro Bancorp, Inc., while the 2014 costs were a result of the OBA acquisition. Quarterly average diluted common shares outstanding increased 7.6 million shares or 4.5% to 176.5 million shares for the third quarter of 2015, primarily as a result of the OBA acquisition.

For the three months ended September 30, 2015, the Corporation’s return on average equity was 7.63% and its return on average assets was 0.95%, compared to 7.28% and 0.92%, respectively, for the three months ended September 30, 2014. The Corporation’s return on average tangible common equity was 14.12% and its return on average tangible assets was 1.03% for the third quarter of 2015, compared to 14.29% and 1.02%, respectively, for the same period of 2014. Average equity was $2.1 billion and $1.9 billion for the third quarter of 2015 and 2014, respectively, while average tangible common equity was $1.1 billion and $1.0 billion, respectively, for those same periods. Average equity for the third quarter of 2015 reflects the impact of the OBA acquisition.

The following table shows how the Corporation’s non-GAAP ratios “return on average tangible common equity” and “return on average tangible assets” for the periods indicated were derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Return on Average Tangible Common Equity:
Net income available to common stockholders (annualized)	$150,932	$132,437
Amortization of intangibles, net of tax (annualized)	5,246	6,332

	$156,178	$138,769

Average total stockholders’ equity	$2,082,043	$1,927,727
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(869,110)	(849,902)

	$1,106,051	$970,943

Return on average tangible common equity	14.12%	14.29%

Return on Average Tangible Assets:
Net income (annualized)	$158,907	$140,408
Amortization of intangibles, net of tax (annualized)	5,246	6,332

	$164,153	$146,740

Average total assets	$16,732,310	$15,217,695
Less: Average intangibles	(869,110)	(849,902)

	$15,863,200	$14,367,793

Return on average tangible assets	1.03%	1.02%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$75,208	$30	0.16%	$54,223	$23	0.17%
Taxable investment securities (1)	2,870,378	14,577	2.03	2,636,572	13,711	2.08
Non-taxable investment securities (2)	218,609	2,624	4.80	159,797	2,086	5.22
Residential mortgage loans held for sale	8,967	74	3.30	3,330	62	7.44
Loans and leases (2) (3)	11,763,705	121,842	4.11	10,544,781	117,474	4.43

Total interest-earning assets (2)	14,936,867	139,147	3.70	13,398,703	133,356	3.96

Cash and due from banks	199,115			199,157
Allowance for credit losses	(134,206)			(120,226)
Premises and equipment	162,103			163,368
Other assets	1,568,431			1,576,693

Total Assets	$16,732,310			$15,217,695

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$5,238,598	2,241	0.17	$4,398,565	1,752	0.16
Savings	1,730,818	198	0.05	1,575,775	172	0.04
Certificates and other time	2,565,215	5,509	0.85	2,653,535	5,533	0.83
Customer repurchase agreements	236,570	113	0.19	772,812	413	0.21
Other short-term borrowings	1,309,639	1,673	0.50	723,049	1,046	0.57
Long-term borrowings	542,720	2,262	1.65	480,924	2,031	1.68

Total interest-bearing liabilities (2)	11,623,560	11,996	0.41	10,604,660	10,947	0.41

Non-interest-bearing demand	2,886,933			2,524,568
Other liabilities	139,774			160,740

Total Liabilities	14,650,267			13,289,968
Stockholders’ Equity	2,082,043			1,927,727

Total Liabilities and Stockholders’ Equity	$16,732,310			$15,217,695

Excess of interest-earning assets over interest-bearing liabilities	$3,313,307			$2,794,043

Fully tax-equivalent net interest income		127,151			122,409
Tax-equivalent adjustment		(1,950)			(1,790)

Net interest income		$125,201			$120,619

Net interest spread			3.30%			3.55%

Net interest margin (2)			3.39%			3.63%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans and leases, securities, interest-bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended September 30, 2015, net interest income, which comprised 75.2% of net revenue (net interest income plus non-interest income) compared to 76.3% for the same period in 2014, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $4.7 million or 3.9% from $122.4 million for the third quarter of 2014 to $127.2 million for the third quarter of 2015. Average earning assets of $14.9 billion increased $1.5 billion or 11.5% and average interest-bearing liabilities of $11.6 billion increased $1.0 billion or 9.6% from 2014 due to the OBA acquisition, combined with organic growth in loans and leases, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.39% for the third quarter of 2015, compared to 3.63% for the same period of 2014, as loan and lease yields declined faster than deposit rates primarily as a result of the current low interest rate environment, combined with lower accretable yield adjustments. Accretable yield adjustments added 1 basis point to the net interest margin for the third quarter of 2015, compared to 12 basis point for the same period of 2014. Details on changes in tax-equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds, and the derivation of tax-equivalent net interest income from amounts reported on the Corporation’s financial statements are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income, on a FTE basis, attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended September 30, 2015, compared to the three months ended September 30, 2014 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$8	$(1)	$7
Securities	1,750	(346)	1,404
Residential mortgage loans held for sale	61	(49)	12
Loans and leases	12,948	(8,580)	4,368

	14,767	(8,976)	5,791

Interest Expense
Deposits:
Interest bearing demand	468	21	489
Savings	26	—	26
Certificates and other time	(187)	163	(24)
Customer repurchase agreements	(261)	(39)	(300)
Other short-term borrowings	759	(132)	627
Long-term borrowings	258	(27)	231

	1,063	(14)	1,049

Net Change	$13,704	$(8,962)	$4,742

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $139.1 million for the third quarter of 2015, increased $5.8 million or 4.3% from the same quarter of 2014, primarily due to increased earning assets, partially offset by a lower accretable yield benefit and lower yields. During the third quarter of 2015 and 2014, the Corporation recognized a benefit of $0.3 million and $3.9 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $1.2 billion or 11.6% increase in average loans and leases, including $954 million or 8.8% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Average loans were adjusted for acquired balances for OBA of $300.6 million. The yield on earning assets decreased 26 basis points from the third quarter of 2014 to 3.70% for the third quarter of 2015, reflecting the decreases in market interest rates and competitive pressures, in addition to the above-mentioned changes in accretable yield adjustments on acquired loans.

Interest expense of $12.0 million for the third quarter of 2015 increased $1.0 million or 9.6% from the same quarter of 2014 due to growth in interest-bearing liabilities. The growth in average interest-bearing liabilities, which increased by $1.0 billion or 9.6%, was attributable to growth in average deposits and short-and long-term borrowings, offset by a decrease in customer repurchase agreements. The rate paid on interest-bearing liabilities was 0.41% for both the third quarter of 2015 and 2014. Given the absolute low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for further reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for credit losses of $10.8 million during the third quarter of 2015 decreased $0.4 million from the same period of 2014, primarily due to a decrease in the provision for the acquired portfolio, which resulted from lower acquired net charge-offs and a favorable cash flow re-estimation in the quarter. This was partially offset by an increased originated provision during the third quarter of 2015, which supported loan growth, and to a lesser degree, some slight credit migration within the originated commercial loan portfolio. During the third quarter of 2015, net charge-offs were $5.7 million, or 0.19% (annualized) of average loans and leases, compared to $7.3 million, or 0.28% (annualized) of average loans and leases, for the same period of 2014. The ratio of the allowance for credit losses to total loans and leases equaled 1.15% and 1.10% at September 30, 2015 and 2014, respectively, reflecting stability and consistency in the Corporation’s credit quality performance. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income increased $3.8 million, to $41.4 million for the third quarter of 2015, or 10.1% from the same period of 2014. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $18.6 million for the third quarter of 2015 increased $0.9 million or 5.0% from the same period of 2014. Customer-related interchange fees increased $0.6 million or 20.0% and other service charges and fees increased $0.7 million or 9.8% over this same period, reflecting the impact of organic growth and the expanded customer base due to acquisitions. Overdraft fees decreased $0.4 million or 5.1% over this same period, following a nationwide trend as consumers are managing their accounts to avoid fees

Trust fees of $5.2 million for the third quarter of 2015 increased $0.3 million or 7.0% from the same period of 2014, primarily driven by strong organic growth activity and geographic expansion, partially offset by a decline in market conditions. The market value of assets under management decreased $107.0 million or 2.9% to $3.6 billion during the third quarter of 2015.

Insurance commissions and fees of $4.4 million for the third quarter of 2015 increased $0.3 million or 6.1% from the same period of 2014.

Securities commissions of $3.3 million for the third quarter of 2015 increased $0.2 million or 5.5% from the third quarter of 2014, primarily due to positive results from new initiatives generating new customer relationships combined with increased volume, geographic expansion and improved market conditions.

Net securities gains were $0.3 million for the third quarter of 2015, down from $1.2 million for the third quarter of 2014, primarily due to the sale of certain equity securities during 2014.

Mortgage banking revenue, which is primarily derived from the gain on sale of 30-year fixed rate residential mortgage loans, was $2.4 million for the third quarter of 2015 compared to $1.1 million for the same period of 2014. This increase is primarily due to higher origination volume and successful cross-selling efforts generated from a strengthened mortgage management team. During the third quarter of 2015, the Corporation sold $143.7 million of residential mortgage loans, compared to $45.0 million for the same period of 2014.

Other non-interest income of $5.2 million for the third quarter of 2015 increased $1.7 million from the third quarter of 2014. During the third quarter of 2015, the Corporation recorded $1.2 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth. Also during the third quarter of 2015, the Corporation recorded $0.3 million more in gains from an equity investment and $0.3 million in rental income associated with a non-banking subsidiary. Additionally, the Corporation recognized $0.2 million less in recoveries of impaired loans acquired in previous acquisitions compared to the same quarter of 2014.

Non-Interest Expense

Total non-interest expense of $98.1 million for the third quarter of 2015 increased $2.3 million or 2.4% from the same period of 2014. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $51.9 million for the third quarter of 2015 increased $2.3 million or 4.6% from the same period of 2014. This increase primarily relates to employees added in conjunction with the OBA acquisition, combined with new hires, merit increases and higher medical insurance costs in 2015.

Occupancy and equipment expense of $16.2 million for the third quarter of 2015 increased $0.8 million or 5.4% from the same period of 2014, primarily resulting from the OBA acquisition, combined with an increase in rental space and related expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, the Corporation’s continued focus on new technology, both in meeting customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and in meeting the continued regulatory requirements resulted in an increase of $0.6 million in technology-related expense during the third quarter of 2015.

Amortization of intangibles expense of $2.0 million for the third quarter of 2015 decreased $0.4 million or 17.2% from the third quarter of 2014, due to a combination of certain intangible assets being completely amortized during 2014 and declining amortization expense on some intangible assets due to accelerated amortization methods.

Outside services expense of $7.3 million for the third quarter of 2015 decreased $0.9 million or 10.6% from the same period of 2014. For the third quarter of 2015, compared to the same period of 2014, check card expenses decreased $0.4 million as a result of obtaining a new contract with an outside party relating to processing fees. Additionally, legal fees decreased $0.4 million during this same time period due recoveries.

The Corporation recorded $1.3 million in merger and acquisition costs associated with the branch acquisition from Bank of America and the pending Metro Bancorp, Inc. acquisition during the third quarter of 2015 and $1.9 million in merger and acquisition costs primarily associated with the OBA acquisition during the third quarter of 2014.

Other non-interest expense increased $1.1 million or 7.5% to $16.3 million in 2015. For the third quarter of 2015, OREO expenses increased $0.5 million, state taxes increased $1.2 million and supplies expenses increased $0.6 million, all primarily due to acquisitions and volume increases related to organic growth. These increases were partially offset by decreases of $1.0 million in donations due to the Pennsylvania budget impasse and $0.7 million in marketing expenses, both of which were lower due to timing differences.

Income Taxes

The Corporation’s income tax expense of $17.6 million for the third quarter of 2015 increased $1.8 million or 11.7% from the same period of 2014. The effective tax rate of 30.5% for the third quarter of 2015 decreased slightly from 30.8% for the same period of 2014, due to the benefit of a lower overall state tax burden. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net income available to common stockholders for the nine months ended September 30, 2015 was $114.5 million or $0.65 per diluted common share, compared to net income available to common stockholders for the nine months ended September 30, 2014 of $98.4 million or $0.59 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $28.3 million in net interest income and $0.5 million in non-interest income, combined with a decrease of $0.8 million in the provision for credit losses, partially offset by an increase of $6.7 million in non-interest expense. The results for the first nine months of 2015 reflect the full-quarter effect of the OBA and BCSB acquisitions that closed on September 19, 2014 and February 15, 2014, respectively. The first nine months of 2015 and 2014 included $1.7 million and $8.1 million in merger costs, respectively. Average diluted common shares outstanding increased 9.3 million shares or 5.6% to 176.2 million shares for the first nine months of 2015, primarily as a result of the OBA and BCSB acquisitions.

For the nine months ended September 30, 2015, the Corporation’s return on average equity was 7.81% and its return on average assets was 0.98%, compared to 7.42% and 0.96%, respectively, for the nine months ended September 30, 2014. The Corporation’s return on average tangible common equity was 14.57% and its return on average tangible assets was 1.07% for the first nine months of 2015, compared to 14.70% and 1.06%, respectively, for the same period of 2014. Average equity was $2.1 billion and $1.9 billion for the first nine months of 2015 and 2014, respectively, while average tangible common equity was $1.1 billion and $0.9 billion, respectively, for those same periods. Average equity for the first nine months of 2015 reflects the impact of the OBA and BCSB acquisitions.

The following table shows how the Corporation’s non-GAAP ratios “return on average tangible common equity” and “return on average tangible assets” for the periods indicated were derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Return on Average Tangible Common Equity:
Net income available to common stockholders (annualized)	$153,082	$131,565
Amortization of intangibles, net of tax (annualized)	5,343	6,256

	$158,425	$137,821

Average total stockholders’ equity	$2,062,930	$1,886,386
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(868,843)	(841,770)

	$1,087,205	$937,734

Return on average tangible common equity	14.57%	14.70%

Return on Average Tangible Assets:
Net income (annualized)	$161,144	$140,045
Amortization of intangibles, net of tax (annualized)	5,343	6,256

	$166,487	$146,301

Average total assets	$16,447,713	$14,643,776
Less: Average intangibles	(868,843)	(841,770)

	$15,578,870	$13,802,007

Return on average tangible assets	1.07%	1.06%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$75,622	$90	0.16%	$48,743	$70	0.19%
Taxable investment securities (1)	2,847,290	43,257	2.03	2,529,140	39,739	2.10
Non-taxable investment securities (2)	192,345	7,024	4.87	153,456	6,072	5.28
Residential mortgage loans held for sale	7,298	256	4.68	3,636	287	10.53
Loans and leases (2) (3)	11,528,230	360,925	4.19	10,119,645	332,921	4.40

Total interest-earning assets (2)	14,650,785	411,552	3.75	12,854,620	379,089	3.94

Cash and due from banks	195,583			194,184
Allowance for credit losses	(131,465)			(114,576)
Premises and equipment	166,572			162,526
Other assets	1,566,238			1,547,022

Total Assets	$16,447,713			$14,643,776

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$4,889,508	6,082	0.17	$4,267,539	4,932	0.15
Savings	1,697,732	563	0.04	1,548,791	526	0.05
Certificates and other time	2,584,719	16,388	0.85	2,694,813	16,609	0.82
Customer repurchase agreements	594,613	961	0.21	799,470	1,315	0.22
Other short-term borrowings	1,164,587	4,387	0.50	556,347	2,696	0.65
Long-term borrowings	542,091	6,744	1.66	367,579	5,172	1.88

Total interest-bearing liabilities (2)	11,473,250	35,125	0.41	10,234,539	31,250	0.41

Non-interest-bearing demand	2,768,012			2,375,062
Other liabilities	143,521			147,789

Total Liabilities	14,384,783			12,757,390
Stockholders’ Equity	2,062,930			1,886,386

Total Liabilities and Stockholders’ Equity	$16,447,713			$14,643,776

Excess of interest-earning assets over interest-bearing liabilities	$3,177,535			$2,620,081

Fully tax-equivalent net interest income		376,427			347,839
Tax-equivalent adjustment		(5,538)			(5,203)

Net interest income		$370,889			$342,636

Net interest spread			3.34%			3.53%

Net interest margin (2)			3.43%			3.62%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

For the nine months ended September 30, 2015, net interest income, which comprised 75.7% of net revenue compared to 74.3% for the same period in 2014, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $28.6 million or 8.2% from $347.8 million for the first nine months of 2014 to $376.4 million for the first nine months of 2015. Average earning assets of $14.7 billion increased $1.8 billion or 14.0% and average interest-bearing liabilities of $11.5 billion increased $1.2 billion or 12.1% from 2014 due to the acquisitions of OBA and BCSB, combined with organic growth in loans and leases, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.43% for the first nine months of 2015, compared to 3.62% for the same period of 2014, as loan and lease yields declined faster than deposit rates primarily as a result of the current low interest rate and competitive environment, combined with a decrease in net interest margin due to lower accretable yield adjustments. Accretable yield adjustments added 3 basis points to the net interest margin for the first nine months of 2015, compared to 5 basis points for the first nine months of 2014. Details on changes in tax-equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds, and the derivation of tax-equivalent net interest income from amounts reported on the Corporation’s financial statements are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income, on a FTE basis, attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$31	$(11)	$20
Securities	5,653	(1,183)	4,470
Residential mortgage loans held for sale	185	(216)	(31)
Loans and leases	44,616	(16,612)	28,004

	50,485	(18,022)	32,463

Interest Expense
Deposits:
Interest bearing demand	1,023	127	1,150
Savings	63	(26)	37
Certificates and other time	(689)	468	(221)
Customer repurchase agreements	(331)	(23)	(354)
Other short-term borrowings	2,398	(707)	1,691
Long-term borrowings	2,227	(655)	1,572

	4,691	(816)	3,875

Net Change	$45,794	$(17,206)	$28,588

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $411.6 million for the first nine months of 2015, increased $32.5 million or 8.6% from the same period of 2014, primarily due to increased earning assets, partially offset by lower accretable yield adjustments and lower yields. During the first nine months of 2015 and 2014, the Corporation recognized a benefit of $3.8 million and $4.8 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $1.4 billion or 13.9% increase in average loans and leases, including $1.1 billion or 10.2% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, average loans added in the OBA and BCSB acquisitions were $12.1 million and $261.0 million, respectively. The yield on earning assets was 3.75% for the first nine months of 2015 compared to 3.94% for the same period of 2014.

Interest expense of $35.1 million for the first nine months of 2015 increased $3.9 million or 12.4% from the same period of 2014 due to growth in interest-bearing liabilities. The growth in average interest-bearing liabilities, which increased by $1.2 billion or 12.1%, was attributable to growth in average deposits and short- and long-term borrowings, offset by a decrease in customer repurchase agreements. The rate paid on interest-bearing liabilities was 0.41% for both the first nine months of 2015 and 2014. Growth in average interest-bearing deposits increased by $660.8 million or 7.8%, including $462.8 million of organic growth and $198.0 million combined from the OBA and BCSB mergers and the recent branch acquisition. Given the absolute low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for further reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses of $27.8 million during the first nine months of 2015 decreased $0.8 million from the same period of 2014, due to a decrease of $3.3 million in the provision for the acquired portfolio, partially offset by an increase of $2.5 million in the provision for the originated portfolio. The decrease in the provision for the acquired portfolio resulted from lower net charge-off levels and favorable cash flow re-estimations during the period, while the increase in the provision for the originated portfolio primarily supported loan growth. During the first nine months of 2015, net charge-offs were $17.5 million, or 0.20% (annualized) of average loans and leases, compared to $18.8 million, or 0.25% (annualized) of average loans and leases, for the same period of 2014. The ratio of the allowance for credit losses to total loans and leases equaled 1.15% and 1.10% at September 30, 2015 and 2014, respectively, reflecting stability and consistency in the Corporation’s credit quality performance. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $119.3 million for the first nine months of 2015 increased $0.5 million or 0.4% from the same period of 2014. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $52.0 million for the first nine months of 2015 increased $1.5 million or 3.0% from the same period of 2014. Other service charges and fees increased $2.7 million or 13.5% over this same period, reflecting the impact of organic growth and the expanded customer base due to acquisitions. Overdraft fees decreased $2.0 million or 9.4% over this same period, following a nationwide trend as consumers are managing their accounts to avoid fees. Customer-related interchange fees increased $0.8 million or 9.1% over this same period due to higher volume usage of debit and credit cards.

Trust fees of $15.8 million for the first nine months of 2015 increased $1.3 million or 9.0% from the same period of 2014, primarily driven by strong organic growth activity, geographic expansion and improved market conditions. The market value of assets under management increased $76.0 million or 2.2% to $3.6 billion as of September 30, 2015.

Insurance commissions and fees of $12.4 million for the first nine months of 2015 decreased from $12.8 million during the same period of 2014, primarily due to reduced contingent fee income resulting from increases in claims and loss ratios during the first nine months of 2015 compared to the same period of 2014.

Securities commissions of $10.0 million for the first nine months of 2015 increased $1.4 million or 16.8% from the same period of 2014, primarily due to positive results from new initiatives generating new customer relationships combined with increased volume, geographic expansion and improved market conditions. Partially offsetting these increases were the costs associated with a securities system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area in the first half of 2014.

Net securities gains were $0.3 million and $11.4 million for the first nine months of 2015 and 2014, respectively. During the first nine months of 2014, the Corporation strategically sold its portfolio of pooled TPS for net proceeds of $51.5 million and a net gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2016. Partially offsetting this gain was a net loss of $3.5 million relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Mortgage banking revenue was $6.7 million for the first nine months of 2015 compared to $2.2 million for the same period of 2014 due to higher origination volume and successful cross-selling efforts generated from a strengthened mortgage management team. During the first nine months of 2015, the Corporation sold $337.6 million of residential mortgage loans, compared to $101.6 million for the same period of 2014.

Income from BOLI of $5.5 million for the first nine months of 2015 decreased $0.3 million or 5.0% from the same period of 2014, primarily as a result of fewer death claims.

Other non-interest income of $16.6 million for the first nine months of 2015 increased $3.6 million from the first nine months of 2014. During the first nine months of 2015, the Corporation recorded $2.0 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth. Additionally, the Corporation recorded $1.6 million more in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million. Also during the first nine months of 2015, the Corporation recorded $0.9 million more in gains from an equity investment, a gain of $0.4 million relating to the sale of its ownership interest in a non-banking affiliate and a gain of $0.4 million relating to the settlement of an insurance benefit. Additionally, the Corporation recognized $0.4 million less in recoveries of impaired loans acquired in previous acquisitions compared to the same period of 2014 and the Corporation recognized $0.5 million less in swap valuation income compared to the same period of 2014 due to changes in the yield curve. During the first nine months of 2014, the Corporation recorded a gain of $0.7 million related to the sale of impaired commercial loans.

Non-Interest Expense

Total non-interest expense of $289.3 million for the first nine months of 2015 increased $6.7 million or 2.4% from the same period of 2014. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $151.6 million for the first nine months of 2015 increased $4.6 million or 3.1% from the same period of 2014. This increase primarily relates to employees added in conjunction with the OBA and BCSB acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2015. Additionally, during the first nine months of 2014, the Corporation recorded a net charge of $1.9 million relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $49.0 million for the first nine months of 2015 increased $3.0 million or 6.5% from the same period of 2014, primarily resulting from acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, the Corporation’s continued focus on new technology, both in meeting customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and in meeting the continued regulatory requirements, resulted in an increase of $1.9 million in technology-related expense during the first nine months of 2015.

Amortization of intangibles expense of $6.1 million for the first nine months of 2015 decreased $1.1 million or 14.6% from the first nine months of 2014, due to a combination of certain intangible assets being completely amortized during 2014 and declining amortization expense on some intangible assets due to accelerated amortization methods.

Outside services expense of $25.3 million for the first nine months of 2015 increased $1.6 million or 6.8% from the same period of 2014. For the first nine months of 2015, compared to the same period of 2014, other outside services and data processing services increased $0.3 million and $0.4 million, respectively, primarily resulting from the OBA and BCSB acquisitions and costs related to compliance with new regulations. Additionally, consulting fees increased $1.2 million during this same period, as the first nine months of 2014 reflected a refund of previously paid consulting fees.

The Corporation recorded $1.7 million in merger and acquisition costs during the first nine months of 2015 associated with the acquisition of five Bank of America branches and the pending Metro Bancorp, Inc. acquisition and $8.1 million in merger and acquisition costs associated with the BCSB and OBA acquisitions during the first nine months of 2014.

Other non-interest expense increased $4.9 million to $46.0 million for the first nine months of 2015, compared to $41.1 million for the first nine months of 2014. For the first nine months of 2015, compared to the same period of 2014, state taxes increased $2.1 million, OREO expenses increased $1.3 million, loan-related expenses increased $0.7 million, telephone expense increased $0.3 million and miscellaneous losses increased $0.5 million, all primarily due to acquisitions. Additionally, the Corporation recorded $1.2 million during the first nine months of 2015 relating to insurance processing adjustments. These increases were partially offset by decreases of $1.0 million in donations and $0.9 million in marketing expenses, both of which were lower due to timing differences.

Income Taxes

The Corporation’s income tax expense of $52.6 million for the first nine months of 2015 increased $7.1 million or 15.6% from the same period of 2014. The effective tax rate of 30.4% for the first nine months of 2015 increased slightly from 30.3% for the same period of 2014. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few years. These include strong earnings, a consistent dividend and capital actions. The capital actions include the raising of $161.3 million via the issuance of common and preferred equity during the fourth quarter of 2013. These proceeds were subsequently utilized to redeem various TPS obligations of the Corporation totaling $148.0 million. The positive results of these strategies can be seen in the parent’s strong cash position. The cash position was unchanged at $129.0 million at December 31, 2014 and September 30, 2015. On September 29, 2015, the Corporation issued $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and estimated offering expenses were $98.5 million and were received on October 2, 2015. The subordinated notes will be treated as tier 2 capital for regulatory capital purposes. The Corporation intends to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include investments at the holding company level, providing capital to support the growth of FNBPA and its business, repurchases of its common shares and the payment of the cash consideration components of future acquisitions.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The LCR was 1.8 times at September 30, 2015 and 2.2 times at December 31, 2014. The internal guideline for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 14.3 months at September 30, 2015, assuming receipt of the sub-debt proceeds, and 14.2 months at December 31, 2014. The internal guideline for MCH is for the ratio to be greater than 12 months. The Corporation issues subordinated notes on a regular basis which decreased $2.8 million to $209.3 million or 1.3% for the nine months ended September 30, 2015.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Total average deposits and customer repurchase agreements grew $848.9 million, or 7.3% year over year for the nine months ended September 30, 2015 compared to the prior year. This included organic growth of $462.8 million, or 3.8% annualized. Organic results are adjusted by the impact from the acquisition of five Bank of America branches on September 18, 2015, the OBA Financial Services, Inc. acquisition on September 19, 2014, and the BCSB Bancorp, Inc. acquisition on February 15, 2014. Average organic growth in low-cost transaction deposits and customer repurchase agreements was $694.5 million, or 7.5% led by strong organic growth in average non-interest bearing demand deposits of $331.9 million, or 13.6%. The strong growth in low-cost transaction deposits and customer repurchase agreements was partially offset by a decline in average time deposits which declined $110.1 million or 4.1% over this same period. The rate of decline has slowed this year compared to prior periods due to the Corporation’s pricing actions designed to extend time deposit maturities.

FNBPA had unused wholesale credit availability of $5.4 billion or 32.4% of bank assets at September 30, 2015 and $4.6 billion or 29.1% of bank assets at December 31, 2014. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be sold to meet funding needs. These securities totaled $782.3 million, or 4.7% of total assets and $1.1 billion, or 6.6% of total assets as of September 30, 2015 and December 31, 2014, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of September 30, 2015 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 0.4% and (1.0)% as of September 30, 2015 and December 31, 2014, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans and leases	$322,017	$570,007	$710,428	$1,349,101	$2,951,553
Investments	106,441	120,402	194,966	250,237	672,046

	428,458	690,409	905,394	1,599,338	3,623,599
Liabilities
Non-maturity deposits	99,443	198,886	298,328	596,657	1,193,314
Time deposits	137,022	258,695	341,406	578,597	1,315,720
Borrowings	867,466	23,224	32,673	131,647	1,055,010

	1,103,931	480,805	672,407	1,306,901	3,564,044
Period Gap (Assets - Liabilities)	$(675,473)	$209,604	$232,987	$292,437	$59,555

Cumulative Gap	$(675,473)	$(465,869)	$(232,882)	$59,555

Cumulative Gap to Total Assets	(4.0)%	(2.8)%	(1.4)%	0.4%

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

The following repricing gap analysis (in thousands) as of September 30, 2015 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans and leases	$4,146,464	$1,249,844	$550,537	$1.023.459	$6,970,304
Investments	106,441	136,746	221,120	257.877	722,184

	4,252,905	1,386,590	771,657	1.281.336	7,692,488
Liabilities
Non-maturity deposits	3,647,336	—	—	—	3,647,336
Time deposits	142,205	260,951	342,846	579.961	1,325,963
Borrowings	1,176,874	82,323	14,071	94.443	1,367,711

	4,966,415	343,274	356,917	674.404	6,341,010
Off-balance sheet	(200,000)	50,000	—	—	(150,000)

Period Gap (assets – liabilities + off-balance sheet)	(913,510)	$1,093,316	$414,740	$606.932	$1,201,478

Cumulative Gap	(913,510)	$179,806	$594,546	$1.201.478

Cumulative Gap to Assets	(5.4)%	1.1%	3.5%	7.1%

The twelve-month cumulative repricing gap to total assets was 7.1% and 6.7% as of September 30, 2015 and December 31, 2014, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of September 30, 2015.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	September 30, 2015	December 31, 2014	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	4.4%	3.3%	n/a
+ 200 basis points	3.1%	2.4%	(5.0)%
+ 100 basis points	1.6%	1.1%	(5.0)%
- 100 basis points	(2.5)%	(2.2)%	(5.0)%

Economic value of equity:
+ 300 basis points	(1.1)%	(1.2)%	(25.0)%
+ 200 basis points	(0.1)%	(0.1)%	(15.0)%
+ 100 basis points	0.6%	0.6%	(10.0)%
- 100 basis points	(6.2)%	(6.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 3.1% and 2.5% at September 30, 2015 and December 31, 2014, respectively.

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans and leases were 57.9% of total loans and leases for both September 30, 2015 and December 31, 2014. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be relatively unchanged from the prior year end, resulting in a portfolio duration of 3.6 and 3.3 at September 30, 2015 and December 31, 2014, respectively. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of September 30, 2015, the commercial swaps totaled $1.2 billion of notional principal, with $328.7 million in notional swap principal originated during the nine months of 2015. The success of the aforementioned tactics has resulted in an asset-sensitive position. For additional information regarding interest rate swaps, see the Derivative and Hedging Activities footnote in this Report.

The Corporation desired to remain modestly asset-sensitive during the nine months of 2015. A number of management actions and market occurrences resulted in a slight increase in the asset sensitivity of the Corporation’s interest rate risk position. The primary factors included balance sheet growth in less sensitive deposits and an increase in the amount of adjustable loans repricing in 12 months or less.

The Corporation recognizes that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as estimated prepayment rates on interest-earning assets and estimated repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and available industry data. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the balance sheet structure as of the valuation date and do not reflect the planned growth or management actions that could be taken.

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

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;

•	enables the Board of Directors to understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and

•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	September 30, 2015	December 31, 2014
Non-interest-bearing demand	$2,911,435	$2,647,623
Interest-bearing demand	5,558,322	4,547,628
Savings	1,736,350	1,575,922
Certificates of deposit and other time deposits	2,553,629	2,611,035

Total deposits	12,759,736	11,382,208
Customer repurchase agreements	256,320	882,696

Total deposits and customer repurchase agreements	$13,016,056	$12,264,904

Total deposits and customer repurchase agreements increased by $751.2 million, or 6.1%, to $13.0 billion at September 30, 2015, compared to December 31, 2014, primarily as a result of organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts, partially offset by decreases in customer repurchase agreements and certificates of deposit and other time deposits. The decrease of $624.4 million in customer repurchase agreements was the result of a planned migration of these accounts to a new premium sweep product included in interest-bearing demand deposits launched during the second quarter of 2015. Generating growth in relationship-based transaction deposits remains a key focus of the Corporation.

NON-PERFORMING ASSETS

Non-performing loans and OREO decreased $2.5 million, from $110.0 million at December 31, 2014 to $107.5 million at September 30, 2015. This decrease reflects reductions of $2.2 million and $2.5 million in TDRs and OREO, respectively. Non-accrual loans increased $2.2 million over this same period. The decrease in TDRs was attributed to a shift in residential secured modifications from the non-performing category to performing, while the decrease in OREO was a result of sales activity outpacing transfers in, particularly in the commercial portfolio.

Following is a summary of originated non-performing loans, by class (in thousands):

	September 30, 2015	December 31, 2014
Commercial real estate	$27,034	$26,134
Commercial and industrial	9,898	8,852
Commercial leases	835	722

Total commercial loans and leases	37,767	35,708
Direct installment	12,780	15,901
Residential mortgages	12,481	13,842
Indirect installment	1,280	1,305
Consumer lines of credit	2,349	1,796

	$66,657	$68,552

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non- Accrual	Total
September 30, 2015
Commercial real estate	$—	$1,772	$5,504	$7,276
Commercial and industrial	—	369	1,031	1,400
Commercial leases	—	—	—	—

Total commercial loans and leases	—	2,141	6,535	8,676
Direct installment	8,130	8,062	1,025	17,217
Residential mortgages	5,560	9,510	155	15,225
Indirect installment	—	147	30	177
Consumer lines of credit	1,002	1,361	55	2,418

	$14,692	$21,221	$7,800	$43,713

December 31, 2014
Commercial real estate	$—	$2,002	$6,188	$8,190
Commercial and industrial	727	542	132	1,401
Commercial leases	—	—	—	—

Total commercial loans and leases	727	2,544	6,320	9,591
Direct installment	4,830	8,784	1,352	14,966
Residential mortgages	3,689	10,878	503	15,070
Indirect installment	—	156	47	203
Consumer lines of credit	195	1,077	50	1,322

	$9,441	$23,439	$8,272	$41,152

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses of $136.2 million at September 30, 2015 increased $10.3 million or 8.2% from December 31, 2014, primarily in support of growth in originated loans and leases. The provision for credit losses during the nine months ended September 30, 2015 was $27.8 million, covering net charge-offs of $17.5 million with the remainder primarily supporting strong organic loan and lease growth. The allowance for credit losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 172.06% as of December 31, 2014 to 197.17% as of September 30, 2015.

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

	At or For the Three Months Ended
	September 30, 2015	December 31, 2014	September 30, 2014
Non-performing loans/total originated loans and leases	0.63%	0.71%	0.83%
Non-performing loans + OREO/total originated loans and leases + OREO	0.99%	1.13%	1.25%
Allowance for credit losses (originated loans)/total originated loans and leases	1.22%	1.22%	1.24%
Net charge-offs on originated loans and leases (annualized)/total average originated loans and leases	0.22%	0.17%	0.29%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On October 2, 2015, the Corporation completed its offering of $100 million aggregate principal amount of 4.875% subordinated notes due in 2025. The subordinated notes will be treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and estimated offering expenses were $98.5 million. The Corporation intends to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include investments at the holding company level, providing capital to support the growth of FNBPA and its business, repurchases of its common shares and the payment of the cash consideration components of future acquisitions.

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

The Corporation’s management believes that, as of September 30, 2015 and December 31, 2014, the Corporation and FNBPA met all “well-capitalized” requirements to which each of them was subject.

As of September 30, 2015, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During the first half of 2014, the Corporation redeemed $33.0 million of the Corporation-issued TPS using proceeds raised in conjunction with its capital raise completed in November 2013. The regulatory capital ratios at September 30, 2015 reflect both this decrease in TPS and the new Basel III requirements. Accordingly, $14.4 million, or 25% of the TPS, are included in tier 1 capital and the remaining $43.1 million, or 75%, are included in tier 2 capital. Additionally, during the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled TPS, which strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Following are the capital amounts and related ratios as of September 30, 2015 and December 31, 2014 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
F.N.B. Corporation
Total capital	$1,500,085	12.2%	$1,228,240	10.0%	$982,592	8.0%
Tier 1 capital	1,301,998	10.6	982,592	8.0	736,944	6.0
Common equity tier 1	1,180,741	9.6	798,356	6.5	552,708	4.5
Leverage	1,301,998	8.2	794,353	5.0	635,483	4.0

FNBPA
Total capital	1,401,686	11.5	1,221,368	10.0	977,094	8.0
Tier 1 capital	1,271,143	10.4	977,094	8.0	488,547	4.0
Common equity tier 1	1,191,143	9.8	793,889	6.5	549,616	4.5
Leverage	1,271,143	8.1	786,192	5.0	628,953	4.0

December 31, 2014
F.N.B. Corporation
Total capital	$1,417,369	12.4%	$1,146,556	10.0%	$917,245	8.0%
Tier 1 capital	1,269,033	11.1	687,934	6.0	458,623	4.0
Leverage	1,269,033	8.4	752,593	5.0	602,074	4.0

FNBPA
Total capital	1,321,433	11.5	1,147,427	10.0	917,941	8.0
Tier 1 capital	1,200,776	10.5	688,456	6.0	458,971	4.0
Leverage	1,200,776	8.1	744,235	5.0	595,388	4.0

The information presented in the table above reflects well-capitalized and minimum capital requirements in accordance with Basel III standards for the period ended September 30, 2015. The capital requirements presented for December 31, 2014 are based on the regulations that were in effect at that time.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that will fundamentally change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in the Corporation’s 2014 Annual Report on Form 10-K as filed with the SEC on February 27, 2015. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

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

In October 2012, the FRB issued rules requiring companies with total consolidated assets of more than $10 billion to conduct annual company-run stress tests pursuant to the Dodd-Frank Act (DFAST). In July 2013, the FRB issued supervisory guidance for implementing the DFAST rules for banking organizations with total consolidated assets of more than $10 billion but less than $50 billion. The DFAST guidelines and rules build upon the May 2012 stress testing guidance issued by the FRB, Supervisory Guidance on Stress Testing for Banking Organizations with More Than $10 Billion in Total Consolidated Assets (SR Letter 12-7). The Corporation is subject to these supervisory rules and guidelines and conducted its annual company-run stress tests with results reported to the FRB by March 31, 2015 and made available to the public by June 30, 2015. Also, FNBPA is subject to stress testing rules and guidelines under the Office of the Comptroller of the Currency (OCC). The OCC has advised that it will consult closely with the FRB to provide common stress scenarios which can be utilized at both the Corporation and its subsidiary bank, FNBPA.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2015, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in various pending legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation or a subsidiary acted as one or more of the following: an employer, a depository bank, lender, underwriter, fiduciary, financial advisor, broker, agent, acquirer or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of August 4, 2015, by and between F.N.B. Corporation and Metro Bancorp, Inc. (Incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K filed on August 7, 2015).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: November 6, 2015	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2015	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: November 6, 2015	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)