Form 10-K
period 2015-12-31
FNB CORP/FL/
filed 2016-02-26
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2015, determined using a per share closing price on that date of $14.32, as quoted on the New York Stock Exchange, was $2,405,282,056.

As of February 15, 2016, the registrant had outstanding 209,445,037 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 18, 2016 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2016.

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

Overview

The Corporation was formed in 1974 as a bank holding company. The Corporation is a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2015, the Corporation had 288 Community Banking offices in Pennsylvania, Ohio, Maryland and West Virginia and 76 Consumer Finance offices in Pennsylvania, Ohio, Tennessee and Kentucky.

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

As of December 31, 2015, the Corporation had total assets of $17.6 billion, loans of $12.2 billion and deposits of $12.6 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

Recent Developments

The Corporation seeks to grow organically and by opportunistic acquisitions. Descriptions of the most recent acquisitions by the Corporation are provided below.

Pending Branch Purchase – Fifth Third Bank

On September 3, 2015, the Corporation announced that it entered into a purchase and assumption agreement to acquire approximately $383,000 in retail and private banking deposits, 17 branch-banking locations and related consumer loans in the Pittsburgh, Pennsylvania area from Fifth Third Bank. The transaction is expected to close during the second quarter of 2016.

Metro Bancorp, Inc.

On February 13, 2016, the Corporation completed its acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. On the acquisition date, METR had assets with a net book value of approximately $2.9 billion, including $2.0 billion in loans and deposits with a net book value of approximately $2.3 billion. The acquisition was valued at approximately $403.0 million and resulted in the Corporation issuing 34,041,181 shares of its common stock in exchange for 14,345,319 shares of METR common stock.

Bank of America

On September 18, 2015, the Corporation completed its purchase of five branch-banking locations in southeastern Pennsylvania from Bank of America (BofA), in which the Corporation acquired approximately $154.6 million in deposits.

Insurance Brokerage – Conway E&S, Inc.

On July 18, 2015, the Corporation, through its wholly-owned subsidiary, First National Insurance Agency, LLC (FNIA), acquired certain account assets of Conway E&S, Inc., a Pittsburgh-based independent insurance brokerage firm. Under the purchase agreement, the Corporation paid $0.4 million in cash and recorded goodwill of $0.2 million and other intangibles of $0.2 million in connection with this acquisition.

Insurance Brokerage – First Niagara Risk Management, Inc.

On June 22, 2015, FNIA acquired the Pittsburgh Insurance Brokerage Segment of First Niagara Risk Management, Inc. Under the purchase agreement, the Corporation paid $3.1 million in cash and recorded goodwill of $1.6 million, other intangibles of $1.2 million and miscellaneous other assets of $0.2 million in connection with this acquisition.

Other acquisitions completed during the last five years are summarized below (dollars in millions):

Acquired Entity	Acquired Bank	Date	Fair Value of Assets Acquired
OBA Financial Services, Inc. (OBA)	OBA Bank	2014	$390.2
BCSB Bancorp, Inc. (BCSB)	Baltimore County Savings Bank	2014	594.0
PVF Capital Corp. (PVF)	Park View Federal Savings Bank	2013	737.2
Annapolis Bancorp, Inc. (ANNB)	BankAnnapolis	2013	430.3
Parkvale Financial Corporation (Parkvale)	Parkvale Bank	2012	1,743.9
Comm Bancorp, Inc. (CBI)	Community Bank and Trust Company	2011	625.6

These acquisitions have supported the expansion of the Corporation into the attractive markets of Pittsburgh, Pennsylvania, Cleveland, Ohio and Baltimore, Maryland. For more detailed information concerning the most recent acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Debt Offering

On October 2, 2015, the Corporation completed its offering of $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $98.4 million. The Corporation intends to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include investments at the holding company level, providing capital to support the growth of FNBPA and its business, repurchases of its common shares and the payment of the cash consideration components of future acquisitions.

Business Segments

In addition to the following information relating to the Corporation’s business segments, more detailed information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2015, the Corporation had four business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer. The Consumer Finance segment consists of a multi-state consumer finance company.

Community Banking

The Corporation’s Community Banking segment consists of First National Bank of Pennsylvania (FNBPA), which offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans. As of December 31, 2015, the Corporation operated its Community Banking business through a network of 288 branches in Pennsylvania, Ohio, Maryland and West Virginia.

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

The Corporation’s Wealth Management operations are conducted through three subsidiaries of FNBPA. First National Trust Company (FNTC) provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2015, the fair value of trust assets under management was approximately $3.7 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

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

Insurance

The Corporation’s Insurance segment operates principally through FNIA, which is a subsidiary of the Corporation. FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within the Corporation’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels.

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

Consumer Finance

The Corporation’s Consumer Finance segment operates through its subsidiary, Regency Finance Company (Regency), which is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. Such activity is primarily funded through the sale at Regency’s branch offices of subordinated notes which are issued by one of the Corporation’s indirect subsidiaries, FNB Financial Services, LP, and guaranteed by the Corporation. The Consumer Finance segment operates in Pennsylvania, Ohio, Tennessee and Kentucky.

No material portion of the business of Consumer Finance has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Consumer Finance would not have a material adverse effect on the Consumer Finance segment or on the Corporation.

Other

The Corporation also operates other non-banking subsidiaries. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC ceased financing new portfolio companies in July 2013. FNBCC has a 21.9% funding commitment in F.N.B. Capital Partners, L.P. (FNBCP), a Small Business Investment Company licensed by the U.S. Small Business Administration (the Corporation licensed FNBCP to use its name). FNBCP, which is not an affiliate or a subsidiary of the Corporation, was formed by former employees of FNBCC. F.N.B. Statutory Trust II and Omega Financial Capital Trust I issued TPS to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, the company established to issue, administer and repay the subordinated notes through which loans in the Consumer Finance segment are funded. Additionally, Bank

Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation operates in Pennsylvania, eastern Ohio, and northern West Virginia, which are areas with relatively stable markets and modest growth. Additionally, the Corporation operates in the Baltimore, Maryland Metropolitan Statistical Area and Montgomery County, Maryland, which are relatively higher growth markets. In addition to Pennsylvania and Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and western and central Kentucky.

The Corporation’s subsidiaries compete for loans, deposits and financial services business with a large number of other financial institutions, many of which offer such services through the internet and mobile devices. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits historically comes from commercial banks, savings banks and credit unions. Additional competition for deposits comes from non-depositary competitors such as mutual funds, securities and brokerage firms and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, the Corporation’s subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies.

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

The ability to deploy and use technology effectively is an important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services and protection of the security of customer information, but also in processing information. The Corporation and each of its subsidiaries must continually make technological investments to remain competitive in the financial services industry. FNBPA is currently executing several initiatives under its retail delivery strategy that are designed to integrate and streamline FNBPA’s physical branch and e-delivery channels.

Underwriting

Commercial Loans

The Corporation’s Credit Policy requires, among other things, that all commercial loans be underwritten to document the borrower’s financial capacity to support the cash flow required to repay the loan. The Credit Policy also contains additional guidelines and requirements applicable to specific loan products or lines of business. The Corporation has developed a proprietary underwriting system for all corporate business loan relationships and utilizes a third party solution for small business loan relationships, with both platforms allowing for consistency in underwriting across the entire footprint that also generally permits credit decisions at the local and regional level. As part of this underwriting, the Corporation requires clear and concise documentation of the borrower’s ability to repay the loan based on current financial statements and/or tax returns, plus pro-forma financial statements, as appropriate. Specific guidelines for loan terms and conditions are outlined in the Corporation’s Credit Policy. The guidelines also detail the collateral requirements for various loan types. It is the Corporation’s general practice to obtain personal guarantees, supported by current personal financial statements and/or tax returns, to reduce the credit risk, as appropriate.

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

Consumer Loans

The Corporation’s revolving home equity lines of credit (HELOC) are generally variable rate loans underwritten based on fully indexed rates. For home equity loans, the Corporation’s policy is to generally require a LTV ratio not in excess of 85% and FICO scores of not less than 660. In certain circumstances, the Corporation will extend credit to borrowers with a LTV ratio over 85% on a limited and closely monitored basis. The Corporation’s underwriters evaluate a borrower’s debt service capacity on all line of credit applications by utilizing an interest shock rate of 3% over the prevailing variable interest rate at origination. The borrower’s debt-to-income ratio must remain within the Corporation’s guidelines under the shock rate repayment formula. The Corporation has elected, with the onset of the qualified mortgage (QM) rules established by the Consumer Financial Protection Bureau (CFPB) in 2014, to tightly limit the origination of non-QM loans.

The Corporation’s policy for its indirect installment loans, which third parties (primarily auto dealers) originate, is to require a minimum FICO score of 640 for the borrower, the age of the vehicle not to exceed 7 years or 100,000 miles and an appropriate LTV ratio, not to exceed 115% inclusive of back-end added products, based on the year and make of the vehicle financed.

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

Employees

As of January 31, 2016, the Corporation and its subsidiaries had 2,747 full-time and 458 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

Government Supervision and Regulation

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their banking subsidiaries and to companies engaged in the same types of securities and insurance activities as the Corporation’s subsidiaries and provides certain specific information about the Corporation. The bank regulatory framework is intended primarily for the protection of depositors through the federal deposit insurance guarantee, and not for the protection of security holders. Numerous laws and regulations govern the operations of financial services institutions and their holding companies. Significant elements of the laws and regulations applicable to the Corporation and its affiliates are described in this section. Such descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies referenced herein. In addition, certain of the Corporation’s public disclosure, internal control environment, risk and capital management and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and related regulations and rules of the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Corporation’s common stock and Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, are listed on the New York Stock Exchange, Inc. (NYSE) under the trading symbols “FNB” and “FNBPrE,” respectively, and the Corporation is subject to the rules of the NYSE for listed companies. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect the Corporation’s financial condition or results of operations. As a financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Corporation’s business, it faces increased complexity and additional costs in its compliance efforts.

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

The Corporation’s subsidiary bank, FNBPA, and FNBPA’s subsidiary trust company, FNTC, are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is a bureau of the U.S. Department of the Treasury (UST). FNBPA is also subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including requirements to maintain reserves against deposits, capital requirements, limitations regarding dividends, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, inter-affiliate transactions, monitoring obligations under the federal bank secrecy act and anti-money laundering requirements, limitations on the types of investments that may be made, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders. If the Corporation fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.

Pursuant to the GLB Act, bank holding companies such as the Corporation that have qualified as financial holding companies because they are “well-capitalized” and “well managed” have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing and market-making; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature, incidental thereto or complementary to a financial activity. The GLB Act repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act, which had previously restricted banking organizations’ ability to engage in certain types of business activities (subsequently further modified by the Dodd-Frank Act, as discussed below). As a result of the GLB Act, a bank holding company may engage in those activities directly or through subsidiaries by qualifying as a “financial holding company.” A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company continues such status and gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

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

Trust Preferred Securities.    Pursuant to Section 619 of the Dodd-Frank Act (the Volcker Rule), the federal bank regulatory agencies issued interim final rules which permits banking entities with consolidated assets less than $15 billion to continue to retain interests in TPS as tier 1 capital provided the TPS was established, and interest was issued prior to May 19, 2010, the banking entity reasonably believes the offering proceeds received by the TPS were invested in certain qualifying TPS collateral and the banking entity’s interest in the TPS was acquired prior to December 31, 2013. In addition, the interim final rules provide that for banking entities with $15 billion or more in consolidated assets, TPS will, on a phased-out basis, no longer qualify as tier 1 capital after January 1, 2016 (see discussion under the captions, “Capital and Operational Requirements” and “Increased Capital Standards and Enhanced Supervision”).

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

Although many of the requirements of the Dodd-Frank Act have been implemented there still remain a number of its requirements that will be implemented over time. Given the uncertainty associated with the manner in which the federal banking agencies may implement the provisions of the Dodd-Frank Act, the full extent of the impact such requirements may have on the Corporation’s compliance responsibilities, operations and the financial services markets is unclear at this time. The changes resulting from the Dodd-Frank Act may impact the Corporation’s profitability, require changes to certain of the Corporation’s business practices, including limitations on fee income opportunities, increased compliance costs, imposition of more stringent capital, liquidity and leverage requirements upon the Corporation or otherwise adversely affect the Corporation’s business. These changes may also require the Corporation to continue to invest significant management attention and compliance, legal, risk and audit resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. The Corporation cannot predict what effect any newly implemented, presently contemplated or future changes in the laws or regulations or their interpretations would have on the Corporation.

Capital and Operational Requirements

The FRB, OCC and FDIC issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, due to its financial condition or actual or anticipated growth.

The FRB’s risk-based guidelines are based on a three-tier capital framework. Tier 1 capital includes common stockholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses of up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, and has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest of principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum.

The Corporation, like other bank holding companies, through December 31, 2015 was required to maintain tier 1 capital and total capital (the sum of tier 1 and tier 2 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items). Risk-based capital ratios are calculated by dividing tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2015, the Corporation’s tier 1 and total capital ratios under these guidelines were 10.4% and 12.9%, respectively. At December 31, 2015, the Corporation had $14.4 million of capital securities that qualified as tier 1 capital and $163.1 million of capital securities and subordinated debt that qualified as tier 2 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 3.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Further, the FRB has indicated that it will consider a “tangible tier 1 capital leverage ratio” (deducting all intangibles) and all other indicators of capital strength in evaluating proposals for expansion or new activities. The Corporation’s leverage ratio at December 31, 2015 was 8.1%.

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

In order to ease the compliance burden associated with the new capital requirements, the Dodd-Frank Act provides a number of exceptions and phase-in periods. For bank holding companies with over $15 billion in consolidated assets and systemically important non-bank financial companies, any “regulatory capital deductions” for debt or equity issued before May 19, 2010 was phased in incrementally from January 1, 2013 to January 1, 2016. The term “regulatory capital deductions” refers to the exclusion of hybrid capital from tier 1 capital. On a fully phased-in basis under these new standards, the Corporation continues to exceed all estimated well-capitalized regulatory requirements.

Basel III Capital Rules

In July 2013, the Corporation’s and FNBPA’s primary federal regulator, the FRB, published the Basel III Capital Rules (Basel III) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Corporation and FNBPA, compared to the then-existing U.S. risk-based capital rules. Basel III defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III also addresses risk weights and other issues affecting the denominator in a banking institution’s regulatory capital ratios and replaces the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Basel III also implements the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Basel III became effective for the Corporation and FNBPA on January 1, 2015 (subject to a phase-in period for certain provisions).

Basel III, among other things, (i) introduces a new capital measure called “Common Equity Tier 1” (CET1), (ii) specifies that tier 1 capital consists of CET1 and “Additional Tier 1” capital instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III will require the Corporation and FNBPA to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, tier 1 plus tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of tier 1 capital to average quarterly assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

Basel III also provides for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Corporation or FNBPA.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation depending on the amount of the shortfall.

Under Basel III, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% tier 1 capital to risk-weighted assets;
•	8.0% total capital to risk-weighted assets; and
•	4.0% tier 1 capital to average quarterly assets.

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations which do not use the advanced approach, such as the Corporation and FNBPA, may make a one-time permanent election to continue to exclude these items. The Corporation and FNBPA made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Corporation’s available-for-sale securities portfolio. Basel III also precludes certain hybrid securities, such as TPS, as tier 1 capital of bank holding companies, subject to phase-out. TPS no longer included in the Corporation’s tier 1 capital may nonetheless be included as a component of tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (starting at 40% on January 1, 2015, with an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to FNBPA, Basel III also revises the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

Basel III prescribes a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting the Corporation’s determination of risk-weighted assets include, among other things:

•	applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans;
•	assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due;
•	providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%);
•	providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction;
•	providing for a 100% risk weight for claims on securities firms;
•	eliminating the current 50% cap on the risk weight for OTC derivatives.

In addition, Basel III provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of December 31, 2015, the Corporation and FNBPA meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

Stress Testing

As required by the Dodd-Frank Act, the FRB and OCC published final rules regarding company-run stress testing. The rules require institutions, such as, the Corporation and FNBPA, with average total consolidated assets greater than $10 billion, to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The stress test rules and guidance require increased involvement by boards of directors in the stress testing process and public disclosure of the results. The company-run stress tests were conducted using data as of September 30, 2014 and 2013 and scenarios released by the agencies. Stress test results must be reported to the agencies by the following March 31st. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests commencing in 2014. The next public disclosure of the Corporations’ stress testing results using data as of December 31, 2015 will be in June 2016. The Corporation’s capital ratios reflected in the stress test calculations are an important factor considered by the FRB in evaluating the capital adequacy of the Corporation and FNBPA and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing the Corporation’s and FNBPA’s stress test results, the FRB and OCC will consider both quantitative and qualitative factors.

Liquidity Requirements

Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. Liquidity risk management has become increasingly important since the financial crisis. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio (LCR), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (NSFR), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are designed to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

In September 2014, the federal bank regulators approved final rules implementing the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations, neither of which apply to the Corporation or FNBPA. The federal bank regulators have not yet proposed rules to implement the NSFR or addressed the scope of bank organizations to which it will apply. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document as to the ratio.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2015.

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

Consumer Protection Statutes and Regulations

In addition to the consumer regulations that may be issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to disclose credit terms in meaningful and consistent ways;
•	prohibit discrimination against an applicant in any consumer or business credit transaction;
•	prohibit discrimination in housing-related lending activities;
•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
•	require lenders to provide borrowers with more detailed information regarding the nature and cost of real estate settlements;
•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;
•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations and
•	prohibit unfair and deceptive practices in connection with consumer loans.

The CFPB has implemented a series of final consumer protection and disclosure rules related to mortgage loan origination and mortgage loan servicing designed to address the Dodd-Frank Act mortgage lending protections. In particular, the CFPB issued a rule implementing the ability-to-repay and QM provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the QM Rule). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet underwriting guidelines of U.S. government-sponsored entities, the Federal Housing Administration and the U.S. Department of Veteran Affairs may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective January 10, 2014. Additionally, regulations governing the servicing of residential mortgages that became effective in January 2014 have placed additional requirements on mortgage servicers that often lengthen the process for foreclosing on residential mortgages.

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

Source of Strength

According to the Dodd-Frank Act and FRB policy, a financial or bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. Consistent with the “source of strength” policy, the FRB has stated that, as a matter of prudent banking, a bank or financial holding company generally should not maintain a rate of cash dividends unless its net income has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Corporation’s capital needs, asset quality and overall financial condition. This support may be required at times when the parent holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other banks that are within the same holding company family as the distressed bank that are members of the FDIC may be assessed for the FDIC’s loss, subject to certain exceptions.

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

The Interstate Banking Act generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a holding company of banks in more than one state. The Interstate Banking Act also permits:

•	a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank;
•	a bank to acquire branches from an out-of-state bank; and
•	a bank to establish and operate de novo interstate branches whenever the host state permits de novo branching of its own state-chartered banks.

Bank or financial holding companies and banks seeking to engage in mergers authorized by the Interstate Banking Act must be at least adequately capitalized as of the date that the application is filed, and the resulting institution must be well-capitalized and managed upon consummation of the transaction.

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

Consumer Finance Subsidiary

Regency is subject to regulation under Pennsylvania, Tennessee, Ohio and Kentucky state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking and Securities, the Tennessee Department of Financial Institutions, the Ohio Division of Financial Institutions and the Kentucky Department of Financial Institutions periodically visit Regency’s offices and conduct extensive examinations in order to determine compliance with such laws and regulations. Additionally, the FRB, as “umbrella” regulator of the Corporation pursuant to the GLB Act, may conduct an examination of Regency’s offices or operations. Such examinations include a review of loans and the collateral securing those loans, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is under the jurisdiction of the CFPB and is subject to certain federal consumer protection laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions. The CFPB may also periodically visit Regency’s offices and conduct extensive consumer protection examinations. As a Pennsylvania corporation, Regency is subject to Pennsylvania’s requirements concerning dividend payments.

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

ITEM 1A.    RISK FACTORS

As a financial services organization, the Corporation takes on a certain amount of risk in every business decision, strategic initiative and activity. For example, every time FNBPA opens an account or approves a loan for a customer, processes a payment, offers a new product or service, hires a new employee, or implements a new computer system, FNBPA and the Corporation incur a certain amount of risk. As an organization, the Corporation must balance revenue generation and profitability with the risks associated with its business activities. The objective of risk management is not to eliminate risk, but to identify and accept risk and then manage risk effectively so as to optimize total shareholder value.

The Corporation has identified seven major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk, regulatory compliance risk and strategic risk. The Corporation more fully describes credit risk, market risk and liquidity risk, and the programs the Corporation’s management has implemented to address these risks, in the Market Risk section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report. Reputational risk relates to a risk of loss resulting from damage to a company’s reputation, in lost revenue or destruction of shareholder value, even if the company is not subject to regulatory or other sanctions or penalties. Operational risk arises from inadequate information systems and technology, weak internal control systems or other failed internal processes or systems, human error, fraud or external events. Regulatory compliance risk relates to each of the other five major categories of risk listed above, but specifically addresses internal control failures that result in non-compliance with laws, rules, regulations, safety and soundness or ethical standards.

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

If the Corporation is not able to continue its historical levels of growth, it may not be able to maintain its historical revenue trends.

To achieve its past levels of growth, the Corporation has focused on both organic growth and acquisitions. The Corporation may not be able to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Corporation may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new retail branches and the completion of acquisitions. Further, the Corporation may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Corporation is not able to continue its historical levels of growth, it may not be able to maintain its historical revenue trends.

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

Lending money is an essential part of the banking business. However, for various reasons, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;
•	changes in economic conditions which impact certain geographic markets or industries;
•	the duration of the loan; and
•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.

Generally, commercial/industrial, construction and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of the business and the income stream of the borrowers. In addition, many of the Corporation’s commercial borrowers have more than one loan outstanding with the Corporation, which means that an adverse development with respect to one loan or one credit relationship can expose it to significantly greater risk of loss. Also, in the case of commercial/industrial loans, the collateral often consists of accounts receivable, inventory and equipment, which usually does not yield a substantial recovery in the event of a foreclosure and is susceptible to deterioration or other loss in advance of foreclosure. However, these types of loans historically have driven the growth in the Corporation’s loan portfolio and the Corporation intends to continue to emphasize this type of lending. At December 31, 2015, commercial/industrial, construction and commercial real estate loans comprised 56.7% of the Corporation’s loan portfolio. In addition to commercial loans, consumer loans (comprised of direct installment loans and consumer lines of credit) comprise a significant portion of the Corporation’s loan portfolio. These loans, which were 23.3% of the Corporation’s loan portfolio at December 31, 2015, typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report.

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

The Corporation’s financial condition and results of operations could be adversely affected if it must further increase its provision for credit losses or if its allowance for credit losses is not sufficient to absorb actual losses.

There is no precise method of predicting loan losses. The Corporation can give no assurance that its allowance for credit losses will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation attempts to maintain an adequate allowance for credit losses to provide for estimated losses inherent in its loan portfolio as of the corresponding reporting date based on various assumptions and judgments about the collectability of the loan portfolio. The Corporation periodically determines the amount of its allowance for credit losses based upon consideration of several quantitative and qualitative factors including, but not limited to, the following:

•	a regular review of the quality, mix and size of the overall loan portfolio;
•	historical loan loss experience;
•	evaluation of non-performing loans;
•	geographic or industry concentrations;
•	assessment of economic conditions and their effects on the Corporation’s existing portfolio;
•	the amount and quality of collateral, including guarantees, securing loans; and
•	geographic or industry economic market conditions.

The level of the allowance for credit losses reflects the judgment and estimates of management regarding the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. Determination of the allowance is inherently subjective and is based on factors that are susceptible to significant change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, the Corporation will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Corporation’s financial condition and results of operations. For additional discussion relating to this matter, refer to the Allowance and Provision for Credit Losses section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report.

Changes in economic conditions and the composition of the Corporation’s loan portfolio could lead to higher loan charge-offs or an increase in the Corporation’s provision for credit losses and may reduce the Corporation’s net income.

Changes in national and regional economic conditions, and in large metropolitan areas within the Corporation’s market, continue to impact the loan portfolios of the Corporation. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the

Corporation could depress its earnings and consequently its financial condition because customers may not want or need the Corporation’s products or services; borrowers may not be able to repay their loans; the value of the collateral securing the Corporation’s loans to borrowers may decline; and the quality of the Corporation’s loan portfolio may decline. Any of the latter three scenarios could require the Corporation to charge-off a higher percentage of its loans and/or increase its provision for credit losses, which would reduce its net income.

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

As a result of the high percentage of the Corporation’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates in the shape of the yield curve or in spreads between different market interest rates can have a material effect on its business, profitability and the value of its financial assets and liabilities. Such scenarios may include the following:

•	changes in interest rates or interest rate spreads can affect the difference between the interest that FNBPA can earn on assets and the interest that FNBPA may pay on liabilities, which impacts FNBPA’s overall net interest income and profitability;
•	such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments and can, in turn, affect the Corporation’s loss rates on those assets;
•	such changes may decrease the demand for interest rate-based products or services, including bank loans and deposit products and the subordinated notes offered at Regency offices;
•	such changes can also affect the Corporation’s ability to hedge various forms of market and interest rate risks and may decrease the profitability or increase the risk associated with such hedges; and
•	movements in interest rates also affect mortgage repayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

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

FNBPA relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, for developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, testing, developing strategic planning initiatives, capital stress testing and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that FNBPA’s business decisions based on information incorporating models will be adversely affected due to the inadequacy of such information. Also, information the Corporation provides to the public or to its regulators based on poorly designed or implemented models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions and dividends to the Corporation’s shareholders, could be adversely affected due to the regulator’s perception that the quality of FNBPA’s models used to generate the relevant information is insufficient.

The Corporation’s asset valuations may include methodologies, estimations and assumptions that are subject to differing interpretations and this, along with market factors such as volatility in one or more markets or industries, could result in changes to asset valuations that may materially adversely affect the Corporation’s subsidiary bank’s results of operations or financial condition.

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

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be more difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically in active markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. In such cases, valuations in certain asset classes may require more subjectivity and management discretion; valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented market conditions in any particular market (e.g., credit, equity, fixed income) could materially impact the valuation of assets as reported within the Corporation’s consolidated financial statements, and the period-to-period changes in value could vary significantly.

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

Like all businesses, the Corporation is subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in its systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of the Corporation’s and its subsidiaries’ noncompliance with contractual and other obligations. The Corporation is also exposed to operational risk through its outsourcing arrangements, and the effect the changes in circumstances or capabilities of the Corporation’s outsourcing vendors can have on the Corporation’s ability to continue to perform operational functions necessary to the Corporation’s business. The Corporation outsources certain of its data processing and online and mobile banking services to third party providers. Those third party providers could also be sources of operational and information security risk to the Corporation, including from breakdowns or failures of their own systems or capacity constraints. Although the Corporation seeks to mitigate operational risks through a system of internal controls which the Corporation regularly reviews and updates, no system of controls, however well designed and maintained, is infallible, and, to the extent the risks arise from the operations of third party vendors or customers, the Corporation has limited ability to control those risks. Control weaknesses or failures or other operational risk could result in charges, increased operational costs, harm to the Corporation’s reputation, inability to secure insurance, civil litigation, regulatory intervention or sanctions, foregone business opportunities, the loss of customer business, especially if customers are discouraged from using mobile bill pay, mobile banking and online banking services, or the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information.

The Corporation’s business could be adversely affected by difficult economic conditions in the regions in which it operates.

The Corporation operates primarily in Pennsylvania, eastern Ohio, Maryland and northern West Virginia. Most of the Corporation’s customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. Although economic conditions have improved since the recent recessionary conditions, due to the protracted and inconsistent recovery, further deterioration or minimal improvement in economic and employment conditions in the market areas the Corporation serves could result in the following consequences, any of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations:

•	demand for the Corporation’s loans, deposits and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•	weak economic conditions may continue to limit the demand for loans by creditworthy borrowers, limiting the Corporation’s capacity to leverage its retail deposits and maintain its net interest income;
•	collateral for the Corporation’s loans may decline further in value; and
•	the amount of the Corporation’s low-cost or non-interest-bearing deposits may decrease.

The Corporation could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.

The Corporation and its subsidiaries operate in a highly regulated environment and their businesses are subject to supervision and regulation by several governmental agencies, including the SEC, FRB, OCC, CFPB, FDIC and state regulatory and licensing agencies. Regulations are generally intended to provide protection for depositors, borrowers and other customers, rather than for investors in the Corporation’s securities. The Corporation is subject to changes in federal and state law, regulations, governmental policies, tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;
•	mergers with or acquisitions of other institutions or branches;
•	investments;
•	loans and interest rates;
•	assessments of fees, such as overdraft and electronic transfer interchange fees;
•	the provision of securities, insurance, brokerage or trust services;

•	the types of non-deposit activities in which the Corporation’s financial institution subsidiaries may engage; and
•	offering of new products and services.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Corporation and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to those regulatory capital adequacy guidelines. Changes resulting from the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee on banking supervision and implemented by the FRB, when fully phased in, will likely require the Corporation to satisfy additional, more stringent and complex capital adequacy standards (see discussion under Business – Government Supervision and Regulation – “Basel III Capital Rules”).

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

The Dodd-Frank Act imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are: (i) creating the CFPB to regulate consumer financial products and services sold by banks and non-banks, and to review their compliance with federal consumer protection unfair and deceptive practice standards and fair lending laws; (ii) creating the FSOC to identify and impose stronger regulatory oversight on large financial firms and to identify systemic risks; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) limiting debit card interchange fees; (v) adopting certain changes to stockholder rights, including a stockholder “say on pay” vote on executive compensation; (vi) strengthening the SEC’s powers to regulate securities markets; (vii) regulating OTC derivative markets; (viii) making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (ix) providing consumers a defense of set-off or recoupment in a foreclosure or collection action if the lender violates the newly created “reasonable ability to repay” provision; (x) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, disallowing mandatory arbitration, and prepayment considerations; (xi) the “Volcker Rule” which, among other things, imposes restrictions on proprietary trading and investment activities of banks and bank holding companies and restricts the sponsoring of hedge funds or private equity funds; (xii) reform related to the regulation of credit rating agencies; and (xiii) placing additional and sometimes more time consuming requirements on the process of foreclosing on residential mortgage loans in default.

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

The stress testing requirements under the Dodd-Frank Act stipulate that all U.S. banks such as the Corporation with consolidated assets between $10 billion and $50 billion are required to conduct annual stress tests calculated under a multi-scenario analysis (see discussion under Business – Government Supervision and Regulation – “Stress Testing”).

The economic and financial market scenarios used in the annual company-run stress test include baseline, adverse and severely adverse scenarios. Each scenario includes 26 variables, including economic activity, unemployment, exchange rates, prices, incomes and interest rates. The adverse and severely adverse scenarios are not forecasts, but rather hypothetical scenarios designed to assess the strength and resilience of financial institutions under severe economic conditions. If the Corporation fails to meet these stress-test requirements, it could be required to take certain actions, including raising additional capital. The results of the stress test could also impact the FRB’s decision-making regarding future dividend payments, as well as acquisitions and new business activities by the Corporation.

Recently adopted rules regulating the imposition of debit card fees may adversely affect the Corporation’s revenues and earnings.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. Entities which had assets in excess of $10 billion as of December 31, 2011 were required to comply with those rules effective as of July 1, 2012. Beginning in 2012 and for each calendar year thereafter, entities having assets in excess of $10 billion as of the end of that calendar year were required to comply with those rules no later than the immediately following July 1. The Corporation became subject to the FRB rules concerning debit card interchange fees as of July 1, 2013.

An interruption in or breach in security of the Corporation’s information systems may result in a loss of customer business and have an adverse effect on the Corporation’s results of operations, financial condition and cash flows.

As part of its business, the Corporation collects, processes and retains sensitive and confidential client and customer information in both paper and electronic form and relies heavily on communications and information systems for these functions. Additionally, certain of these data processing functions are not handled by the Corporation directly, but are outsourced to third party providers. The Corporation has taken reasonable and prudent security measures to prevent the loss of this information, including policies and plans that involve its third party providers to detect and deter cyber-related crimes intended to infiltrate the Corporation’s networks, capture sensitive client and customer information, deny service to customers, or harm electronic processing capabilities. Despite these efforts, the facilities and systems of the Corporation, and those of its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses or compromises, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential Corporation, business, employee or customer information, whether by the Corporation, its vendors and retail businesses, could severely damage the reputation of the Corporation, expose it to the risks of civil litigation and liability, disrupt its operations, and have a material adverse effect on its business. Moreover, cyber-security risks appear to be growing. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than the Corporation. Further, as technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points. These technological advances increase cybersecurity risk. Although the Corporation maintains specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, many of which may not be covered under the Corporation’s cyber insurance coverage. As cyber threats continue to evolve and increase, the Corporation may be required to spend significant additional resources to continue to modify or enhance its protective and preventative measures or to investigate and remediate any information security vulnerabilities.

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

The Corporation’s day-to-day operations rely heavily on the proper functioning of products, information systems and services provided by third-party, external vendors.

The Corporation relies on certain external vendors to provide products, information systems and services necessary to maintain day-to-day operations of the Corporation. These third parties provide key components of the Corporation’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Corporation has selected these third party vendors carefully, it does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Corporation’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third party vendor could also hurt the Corporation’s operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, the Corporation’s vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to the Corporation’s operations, which could have a material adverse impact on the Corporation’s business and, in turn, the Corporation’s financial condition and results of operations.

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

The Corporation has grown significantly over the last few years, including through acquisitions, and intends to seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its financial institution subsidiaries. However, the market for acquisitions is highly competitive. The Corporation may not be as successful as it anticipates in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches. Even if the Corporation is successful with this strategy, there can be no assurance that it will be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities, including fraud, of banks and non-bank entities that the Corporation acquires;
•	exposure to potential asset quality issues of acquired banks and non-bank entities due to different underwriting standards that may have been employed by the predecessor entities;
•	potential disruption to the Corporation’s business;
•	potential diversion of the time and attention of the Corporation’s management;
•	the possible loss of key employees and customers of the banks and other businesses that the Corporation acquires; and
•	potential dilution of current shareholders’ ownership of the Corporation to the extent that the Corporation issues additional shares of stock to pay for those acquisitions.

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

The Corporation’s brand and its attributes are key assets of the Corporation. The Corporation’s ability to attract and retain banking, insurance, consumer finance, wealth management and corporate clients and employees is highly dependent upon external perceptions of its level of service, security, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the Corporation’s reputation among existing customers and corporate clients and employees, which could make it difficult for the Corporation to attract new clients and employees and retain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Corporation’s reputation, or result in greater regulatory or legislative scrutiny or litigation against the Corporation. Although the Corporation monitors developments for areas of potential risk to its reputation and brand, negative perceptions or publicity could materially and adversely affect the Corporation’s revenues and profitability.

The Corporation is dependent on dividends from its subsidiaries to meet its financial obligations and pay dividends to stockholders.

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

The Corporation has outstanding TPS and Series E preferred stock that are senior to the common stock and could adversely affect the ability of the Corporation to declare or pay dividends or distributions on the Corporation’s common stock. The terms of the TPS prohibit the Corporation from declaring or paying dividends or making distributions on its junior capital stock, including the common stock, or purchasing, acquiring, or making a liquidation payment on any junior capital stock, if: (1) an event of default has occurred and is continuing under the junior subordinated debentures underlying the TPS, (2) the Corporation is in default with respect to a guarantee payment under the guarantee of the related TPS or (3) the Corporation has given notice of its election to defer interest payments, but the related deferral period has not yet commenced or a deferral period is continuing. The Corporation also would be prohibited from paying dividends on its common stock unless all full dividends for the latest dividend period have been declared and paid on all outstanding shares of the Series E preferred stock. If the Corporation experiences a material deterioration in its financial condition, liquidity, capital, results of operations or risk profile, the Corporation’s regulators may not permit it to make future payments on its TPS or preferred stock, which would also prevent the Corporation from paying any dividends on its common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.    PROPERTIES

The Corporation’s corporate headquarters are located in Pittsburgh, Pennsylvania. The Pittsburgh offices, which are leased, are also occupied by Community Banking, Wealth Management and Insurance employees. The Corporation also leases office space for regional headquarters in the Cleveland, Ohio and Baltimore, Maryland markets. In Hermitage, Pennsylvania, the Corporation continues to maintain its administrative offices, as well as offices for Community Banking and Wealth Management personnel, in a six-story office building, and a data processing and technology center in a two-story office building, both of which are owned by the Corporation. Additionally, the Corporation leases additional office space in Hermitage, Pennsylvania, which houses various support departments.

As of December 31, 2015, the Community Banking segment had 288 offices, located in 38 counties in Pennsylvania, 11 counties in Ohio, six counties in Maryland and one county in West Virginia, of which 160 were owned and 128 were leased. As of December 31, 2015, the Consumer Finance segment had 76 offices, located in 21 counties in Pennsylvania, 17 counties in Tennessee, 16 counties in Kentucky and 12 counties in Ohio, all of which were leased. The operating leases for the Community Banking and Consumer Finance offices expire at various dates through the year 2040 and generally include options to renew. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and principal occupation for each of the executive officers of the Corporation as of January 31, 2016 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	51	President and Chief Executive Officer of the Corporation; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	53	Chief Financial Officer of the Corporation; Executive Vice President of FNBPA

Gary L. Guerrieri	55	Chief Credit Officer of the Corporation; Executive Vice President of FNBPA

James G. Orie	57	Chief Legal Officer and Corporate Secretary of the Corporation; Senior Vice President of FNBPA

Timothy G. Rubritz	61	Corporate Controller and Senior Vice President of the Corporation

Robert M. Moorehead	61	Chief Wholesale Banking Officer of FNBPA

Barry C. Robinson	52	Chief Consumer Banking Officer of FNBPA

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

The Corporation’s common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2015 and 2014. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2016, there were 11,067 holders of record of the Corporation’s common stock.

	Low	High	Dividends
Quarter Ended 2015
March 31	$11.82	$13.43	$0.12
June 30	12.85	14.61	0.12
September 30	12.00	14.80	0.12
December 31	12.31	14.66	0.12
Quarter Ended 2014
March 31	$11.40	$13.67	$0.12
June 30	11.78	13.70	0.12
September 30	11.84	13.21	0.12
December 31	11.50	13.56	0.12

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2015.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (♦) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2010, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance

Total Return, Including Stock and Cash Dividends

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands, except per share data

Year Ended December 31	2015	2014 (1)	2013 (2)	2012 (3)	2011 (4)
Total interest income	$546,795	$508,983	$440,386	$431,906	$391,125
Total interest expense	48,573	42,686	44,344	59,055	74,617
Net interest income	498,222	466,297	396,042	372,851	316,508
Provision for credit losses	40,441	38,648	31,090	31,302	33,641
Total non-interest income	162,410	158,274	135,778	131,252	119,730
Total non-interest expense	390,549	379,253	338,170	318,618	283,546
Net income	159,649	144,050	117,804	110,410	87,047
Net income available to common stockholders	151,608	135,698	117,804	110,410	87,047

At Year-End
Total assets	$17,557,662	$16,127,090	$13,563,405	$12,023,976	$9,786,483
Net loans	12,048,428	11,121,112	9,395,310	8,033,345	6,756,005
Deposits	12,623,463	11,382,208	10,198,232	9,082,174	7,289,768
Short-term borrowings	2,048,896	2,041,658	1,241,239	1,083,138	851,294
Long-term borrowings	641,480	541,443	219,133	293,444	291,983
Total stockholders’ equity	2,096,182	2,021,456	1,774,383	1,402,069	1,210,199

Per Common Share
Basic earnings per share	$0.87	$0.81	$0.81	$0.79	$0.70
Diluted earnings per share	0.86	0.80	0.80	0.79	0.70
Cash dividends declared	0.48	0.48	0.48	0.48	0.48
Book value	11.34	11.00	10.49	10.02	9.51

Ratios
Return on average assets	0.96%	0.96%	0.93%	0.94%	0.88%
Return on average tangible assets	1.06	1.08	1.04	1.05	0.99
Return on average equity	7.70	7.50	7.78	8.02	7.36
Return on average tangible common equity	14.46	14.91	16.66	17.64	15.76
Dividend payout ratio	55.74	59.85	60.48	61.27	69.72
Average equity to average assets	12.48	12.84	11.98	11.68	11.97

(1)	On February 15, 2014 and September 19, 2014, the Corporation completed the acquisitions of BCSB Bancorp, Inc. and OBA Financial Services, Inc., respectively.

(2)	On April 6, 2013 and October 12, 2013, the Corporation completed the acquisitions of Annapolis Bancorp, Inc. and PVF Capital Corp., respectively.

(3)	On January 1, 2012, the Corporation completed the acquisition of Parkvale Financial Corporation.

(4)	On January 1, 2011, the Corporation completed the acquisition of Comm Bancorp, Inc.

QUARTERLY EARNINGS SUMMARY

Dollars in thousands, except per share data

Quarter Ended 2015	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$140,781	$137,197	$135,448	$133,369
Total interest expense	13,448	11,996	11,681	11,448
Net interest income	127,333	125,201	123,767	121,921
Provision for credit losses	12,664	10,777	8,864	8,136
Net securities gains (losses)	503	314	14	(9)
Other non-interest income	42,614	41,045	39,738	38,191
Total non-interest expense	101,246	98,149	96,499	94,655
Net income	39,122	40,053	40,131	40,343
Net income available to common stockholders	37,111	38,043	38,121	38,333

Per Common Share
Basic earnings per common share	$0.21	$0.22	$0.22	$0.22
Diluted earnings per common share	0.21	0.22	0.22	0.22
Cash dividends declared	0.12	0.12	0.12	0.12

Quarter Ended 2014	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$135,097	$131,566	$124,440	$117,880
Total interest expense	11,436	10,947	10,248	10,055
Net interest income	123,661	120,619	114,192	107,825
Provision for credit losses	10,040	11,197	10,405	7,006
Net securities gains	302	1,178	776	9,461
Other non-interest income	39,160	36,374	38,414	32,609
Total non-interest expense	96,656	95,847	92,584	94,166
Net income	39,304	35,391	34,831	34,524
Net income available to common stockholders	37,294	33,381	32,821	32,202

Per Common Share
Basic earnings per common share	$0.21	$0.20	$0.20	$0.20
Diluted earnings per common share	0.21	0.20	0.20	0.20
Cash dividends declared	0.12	0.12	0.12	0.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

–	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.
•	The impact of federal regulatory agencies that have oversight or review of the Corporation’s business and securities activities, including the bank regulatory examination and supervisory process.
•	Actions by the FRB, UST and other government agencies, including those that impact money supply and market interest rates.
•	Slowing or reversal of the rate of growth in the economy and employment levels and other economic factors that affect the Corporation’s liquidity and performance of its loan portfolio, particularly in the markets in which the Corporation operates.
•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

–	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

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
•	Results of the regulatory examination and supervisory process.
•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule, Dodd-Frank stress testing rules (DFAST) and Basel III initiatives.
•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general, and the Corporation’s operational or security systems or infrastructure, or those of third party vendors or other service providers, and rapid technological developments and changes.

–	Business and operating results are affected by judgments and assumptions in the Corporation’s analytical and forecasting models, the Corporation’s reliance on the advice of experienced outside advisors and its ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

–	The Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost or difficulties involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios; the extent of deposit attrition; and the potential dilutive effect to current shareholders.

–	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance, and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

–	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

The Corporation provides greater detail regarding these factors in the Risk Factors section of this Report. The Corporation’s forward-looking statements may also be subject to other risks and uncertainties, including those that may be discussed elsewhere in this Report or other SEC filings, accessible on the SEC’s website at www.sec.gov and on the Corporation’s website at www.fnbcorporation.com. The Corporation has included these web addresses as inactive textual references only. Information on these websites is not part of this document.

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

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for credit losses, accounting for acquired loans, securities valuation, goodwill and other intangible assets and income taxes to be critical accounting policies.

Allowance for Credit Losses

The allowance for credit losses addresses credit losses inherent in the existing loan portfolio and is presented as a reserve against loans on the consolidated balance sheet. Loan losses are charged off against the allowance for credit losses, with recoveries of amounts previously charged off credited to the allowance for credit losses. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the adequacy of the allowance for credit losses.

Estimating the amount of the allowance for credit losses is based to a significant extent on the judgment and estimates of management regarding the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans and consideration of other qualitative factors, all of which may be susceptible to significant change. In 2014, the Corporation implemented a new allowance model that expanded the number of modeling segments and allows for a more precise calculation through the use of transition matrices and loan level probability of default and loss given default.

Management’s assessment of the adequacy of the allowance for credit losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other risk factors concerning the economic environment. The specific credit allocations for individual impaired commercial loans are based on ongoing analyses of all loans over a $0.5 million threshold. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. The evaluation of this component of the allowance for credit losses requires considerable judgment in order to estimate inherent loss exposures.

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

Management evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Expected loss rates for each loan category may be adjusted for levels of and trends in loan volumes, net charge-offs, delinquency and non-performing loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of allowance for credit losses include, but are not limited to, uncertainty of the labor markets, industrial presence, commercial real estate activity and residential real estate values. The determination of this qualitative component of the allowance for credit losses is particularly dependent on the judgment of management.

There are many factors affecting the allowance for credit losses; some are quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance for credit losses adequately considers all of the factors currently inherent in the portfolio that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that may adversely affect the Corporation’s earnings or financial position in future periods.

The Allowance and Provision for Credit Losses section of this financial review includes a discussion of the factors affecting changes in the allowance for credit losses during the current period.

Accounting for Acquired Loans

All acquired loans are initially measured at fair value at the date of acquisition, based on expected cash flows consisting of principal, estimated prepayments and interest, discounted at prevailing market interest rates. An allowance for credit losses is not recorded at the acquisition date because principal and interest not expected to be collected over the life of the loan are a component of the initial fair value.

Acquired loans are evaluated for impairment in accordance with the provisions of Accounting Standards Codification (ASC) 310-30. Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. At the acquisition date, and for subsequent accounting, the Corporation generally aggregates impaired loans into pools of loans with common characteristics. Each pool is accounted for as a single asset with one composite interest rate and an aggregate expectation of cash flows. Expected cash flows at the acquisition date in excess of the fair value of the loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired impaired loans are not classified as non-accrual or non-performing as they are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance, to the extent applicable, and/or a reclassification from the non-accretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for credit losses. Revolving loans, including lines of credit and credit card loans, and leases are excluded from acquired impaired loan accounting.

For acquired non-impaired loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, the Corporation records a provision for credit losses only when the required allowance exceeds the remaining fair value adjustment.

Securities Valuation and Impairment

Investment securities are classified as trading, held to maturity, or available for sale. As of December 31, 2015 and 2014, the Corporation did not hold any trading securities.

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

Other identifiable intangible assets such as core deposit intangibles, customer renewal lists and mortgage servicing rights are amortized over their estimated useful lives.

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

The Corporation performed an annual test of goodwill for each of its business units as of October 1, 2015 along with an update through year-end and concluded that the recorded value of goodwill was not impaired.

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

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2015 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Overview

The Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of December 31, 2015, the Corporation had 288 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking, insurance and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 76 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2015.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Net income available to common stockholders for 2015 was $151.6 million or $0.86 per diluted common share, compared to net income available to common stockholders for 2014 of $135.7 million or $0.80 per diluted common share. The increase in net income available to common stockholders is a result of increases of $31.9 million in net interest income and $4.1 million in non-interest income, partially offset by increases of $1.8 million in the provision for credit losses and $11.3 million in non-interest expense. The results for 2015 included $3.0 million in merger costs and reflect costs and benefits associated with the BofA branch purchase that closed on September 18, 2015, combined with costs associated with the Metro acquisition that closed on February 13, 2016. The results for 2014 included $9.6 million in merger costs and reflect the OBA, BCSB and PVF acquisitions that closed on September 19, 2014, February 15, 2014 and October 12, 2013, respectively. Average diluted common shares outstanding increased 7.3 million shares or 4.3% to 176.3 million shares for 2015, primarily as a result of the full-year effect of the previously-mentioned acquisitions.

The Corporation’s return on average equity was 7.70% and its return on average assets was 0.96% for 2015, compared to 7.50% and 0.96%, respectively, for 2014. The Corporation’s return on average tangible common equity was 14.46% and its return on average tangible assets was 1.06% for 2015, compared to 14.91% and 1.08%, respectively, for 2014. Average equity was $2.1 billion and $1.9 billion for 2015 and 2014, respectively, while average tangible equity was $1.2 billion and $1.1 billion, respectively, for those same periods. Average equity for 2015 reflects the full-year impact of the above-mentioned acquisitions that were completed during 2014.

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

The following tables summarize the Corporation’s non-GAAP financial measures for 2015 and 2014 derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

Year Ended December 31	2015	2014
Return on average tangible common equity:
Net income available to common stockholders	$151,608	$135,698
Amortization of intangibles, net of tax	6,861	8,002

	$158,469	$143,700

Average total stockholders’ equity	$2,072,170	$1,920,440
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(869,347)	(849,934)

	$1,095,941	$963,624

Return on average tangible common equity	14.46%	14.91%

Return on average tangible assets:
Net income	$159,649	$144,050
Amortization of intangibles, net of tax	6,861	8,002

	$166,510	$152,052

Average total assets	$16,606,147	$14,962,140
Less: Average intangibles	(869,347)	(849,934)

	$15,736,800	$14,112,206

Return on average tangible assets	1.06%	1.08%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Year Ended December 31
	2015			2014			2013
Assets	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Interest-bearing deposits with banks	$70,116	$117	0.17%	$51,070	$94	0.18%	$57,605	$129	0.22%
Taxable investment securities (1)	2,864,795	58,148	2.03	2,590,746	54,060	2.09	2,125,001	43,551	2.00
Non-taxable investment securities (1) (2)	204,076	9,853	4.83	155,608	8,148	5.24	160,601	8,737	5.44
Residential mortgage loans held for sale	7,773	382	4.91	3,932	355	9.02	17,772	720	4.05
Loans (2) (3)	11,650,742	485,930	4.17	10,364,199	453,225	4.37	8,688,030	394,218	4.54

Total interest-earning assets	14,797,502	554,430	3.75	13,165,555	515,882	3.92	11,049,009	447,355	4.05
Cash and due from banks	206,566			197,210			183,656
Allowance for credit losses	(133,508)			(117,027)			(109,050)
Premises and equipment	165,253			163,986			147,009
Other assets	1,570,334			1,552,416			1,370,061

	$16,606,147			$14,962,140			$12,640,685

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$5,040,102	8,562	0.17	$4,352,050	6,812	0.16	$3,844,865	5,825	0.15
Savings	1,714,587	787	0.05	1,556,040	698	0.04	1,358,386	656	0.05
Certificates and other time	2,565,937	21,858	0.85	2,681,055	22,093	0.82	2,489,129	22,960	0.92
Customer repurchase agreements	515,108	1,094	0.21	826,125	1,816	0.22	794,436	1,850	0.23
Other short-term borrowings	1,149,035	5,981	0.52	616,717	3,822	0.62	231,326	2,573	1.10
Long-term borrowings	566,914	10,291	1.82	411,433	7,445	1.81	303,068	10,480	3.46

Total interest-bearing liabilities	11,551,683	48,573	0.42	10,443,420	42,686	0.41	9,021,210	44,344	0.49
Non-interest-bearing demand	2,832,982			2,448,546			1,963,431
Other liabilities	149,312			149,734			141,573

	14,533,977			13,041,700			11,126,214
Stockholders’ equity	2,072,170			1,920,440			1,514,471

	$16,606,147			$14,962,140			$12,640,685

Excess of interest-earning assets over interest-bearing liabilities	$3,245,819			$2,722,135			$2,027,799

Net interest income (FTE)		505,857			473,196			403,011
Tax-equivalent adjustment		(7,635)			(6,899)			(6,969)

Net interest income		$498,222			$466,297			$396,042

Net interest spread			3.33%			3.51%			3.56%

Net interest margin (2)			3.42%			3.59%			3.65%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a FTE basis which is a non-GAAP financial measure and adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and interest-bearing deposits with banks) and interest expense paid on liabilities (deposits, customer repurchase agreements, short- and long-term borrowings and junior subordinated debt). In 2015, net interest income, which comprised 75.4% of net revenue (net interest income plus non-interest income) compared to 74.7% in 2014, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $32.7 million or 6.9% from $473.2 million for 2014 to $505.9 million for 2015. Average earning assets increased $1.6 billion or 12.4% and average interest-bearing liabilities increased $1.1 billion or 10.6% from 2014, due to the acquisitions of OBA and BCSB, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.42% for 2015, compared to 3.59% for 2014, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment, partially offset by a benefit from higher accretable yield adjustments. Accretable yield adjustments added 6 basis points to the net interest margin for both 2015 and 2014. Details on changes in tax equivalent net interest income attributable to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table provides certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated (in thousands):

	2015 vs 2014			2014 vs 2013
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$30	$(7)	$23	$(12)	$(23)	$(35)
Securities	7,241	(1,448)	5,793	8,606	1,314	9,920
Residential mortgage loans held for sale	239	(212)	27	(828)	463	(365)
Loans	54,258	(21,553)	32,705	73,727	(14,720)	59,007

	61,768	(23,220)	38,548	81,493	(12,966)	68,527

Interest Expense
Deposits:
Interest-bearing demand	1,560	190	1,750	1,002	(15)	987
Savings	111	(22)	89	92	(50)	42
Certificates and other time	(967)	732	(235)	1,670	(2,537)	(867)
Customer repurchase agreements	(663)	(59)	(722)	72	(106)	(34)
Other short-term borrowings	2,850	(691)	2,159	2,809	(1,587)	1,222
Long-term borrowings	2,823	23	2,846	540	(3,548)	(3,008)

	5,714	173	5,887	6,185	(7,843)	(1,658)

Net Change	$56,054	$(23,393)	$32,661	$75,308	$(5,123)	$70,185

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $554.4 million for 2015, increased $38.5 million or 7.5% from 2014, primarily due to increased-earning assets combined with higher accretable yield adjustments, partially offset by lower yields due to competitive market rates throughout 2015 being less than portfolio yields at the end of 2014. During 2015 and 2014, the Corporation recognized a benefit of $5.0 million and $6.6 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $1.3 billion or 12.4% increase in average loans, including $1.0 million or 9.7% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. The yield on earning assets decreased 17 basis points from 3.92% for 2014 to 3.75% for 2015, reflecting the decreases in market interest rates, competitive pressures and the above-mentioned changes in accretable yield adjustments on acquired loans.

Interest expense of $48.6 million for 2015 decreased $5.9 million or 13.8% from 2014 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities increased 1 basis point to 0.42% for 2015, compared to 0.41% for 2014, reflecting changes in interest rates and the effect of the subordinated debt borrowed in October 2015, partially offset by a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $0.8 billion or 6.8%, including $0.5 billion or 3.9% of organic growth.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for credit losses of $40.4 million during 2015 increased $1.8 million from 2014, primarily due to an increase of $7.4 million in the provision for the originated portfolio supporting loan growth, and to a lesser degree, some slight credit migration within the originated commercial portfolio. This was partially offset by a decrease of $5.6 million in the provision for the acquired portfolio, which resulted from lower acquired net charge-offs and generally more favorable cash flow re-estimations during the year. During 2015, net charge-offs were $24.4 million, or 0.21% of average loans and leases, compared to $23.5 million, or 0.23% of average loans and leases, for 2014. The ratio of the allowance for credit losses to total loans and leases equaled 1.16% and 1.12% at December 31, 2015 and 2014, respectively, reflecting the Corporation’s overall favorable credit quality performance, along with the addition of loans acquired in the BCSB and OBA acquisitions during 2014, which did not carry a corresponding allowance for credit losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $162.4 million for 2015 increased $4.1 million or 2.6% from $158.3 million in 2014. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $70.7 million for 2015 increased $2.4 million or 3.6% from $68.3 million in 2014. Customer-related interchange fees increased $1.4 million or 12.1% over this period due to higher volume usage of debit and credit cards. Overdraft fees decreased $1.9 million or 6.7% over this period, following a nationwide trend as consumers are better managing their accounts to avoid these types of fees. Other service charges and fees increased $3.0 million or 10.7% over this period, reflecting the impact of organic growth and the expanded customer base due to acquisitions.

Trust fees of $20.9 million for 2015 increased $1.6 million or 8.1% from $19.4 million in 2014, primarily driven by strong organic growth activity, geographic expansion and improved market conditions. The market value of assets under management increased $194.9 million or 5.5% to $3.7 billion during 2015.

Insurance commissions and fees of $16.3 million for 2015 decreased $0.5 million or 2.9% from $16.8 million in 2014, primarily due to reduced contingent fee income resulting from increases in claims and higher loss ratios during 2015 compared to 2014.

Securities commissions of $13.6 million for 2015 increased $2.2 million or 19.1% from $11.5 million in 2014, primarily due to positive results from initiatives generating new customer relationships combined with increased volume, geographic expansion and improved market conditions. Partially offsetting these increases were the costs associated with a securities system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area in the first half of 2014.

Net securities gains were $0.8 million and $11.7 million for 2015 and 2014, respectively. During 2014, the Corporation strategically sold its entire portfolio of pooled TPS for net proceeds of $51.5 million and a gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2016. Partially offsetting this gain was a net loss of $2.1 million relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Mortgage banking operations generated income of $8.6 million and $3.7 million for 2015 and 2014, respectively. This increase was primarily due to higher origination volume and successful cross-selling efforts generated from a strengthened mortgage management team and expanded market presence. During 2015, the Corporation sold $444.7 million of residential mortgage loans, compared to $162.7 million for 2014.

Income from BOLI of $8.0 million for 2015 increased $0.3 million or 3.82% from $7.7 million in 2014, primarily as a result of improved market conditions and an increase in death claims.

Other non-interest income was $23.4 million and $19.3 million for 2015 and 2014, respectively. During 2015, the Corporation recorded $3.7 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth. Additionally, the Corporation recorded $1.7 million more in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million. Also during 2015, the Corporation recorded $1.0 million more in gains from an equity investment, a gain of $0.4 million relating to the sale of its ownership interest in a non-banking affiliate and a gain of $0.4 million relating to the settlement of an insurance benefit. Additionally during 2015, the Corporation recognized $0.5 million more in gains on the sale of fixed assets, $0.5 million more in foreign currency exchange income, $0.4 million less in recoveries of impaired loans acquired in previous acquisitions and $0.5 million less in swap valuation income due to changes in the yield curve. During 2015, the Corporation recorded $0.9 million in short-term equipment rental income. During 2014, the Corporation recognized a one-time $2.7 million gain from an overpayment related to a predecessor bank’s acquisition of another bank prior to becoming part of the Corporation and recorded a gain of $0.9 million related to the sale of impaired commercial loans.

Non-Interest Expense

Total non-interest expense of $390.5 million for 2015 increased $11.3 million or 3.0% from $379.3 million in 2014. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases being primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $202.1 million for 2015 increased $7.1 million or 3.6% from $195.0 million in 2014. This increase primarily relates to employees added in conjunction with the acquisitions and heightened regulatory compliance costs, combined with new hires, merit increases and higher medical insurance costs in 2015. Additionally, the Corporation recorded a net charge of $1.9 million in 2014 relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $65.5 million for 2015 increased $4.0 million or 6.5% from $61.5 in 2014, primarily resulting from acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, the Corporation’s continued focus on new technology, both in meeting customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and in meeting the continued regulatory requirements, resulted in an increase of $2.6 million in technology-related expense during 2015.

Amortization of intangibles expense of $8.3 million for 2015 decreased $1.4 million or 14.5% from $9.7 million in 2014, due to a combination of certain intangible assets being completely amortized during 2014 and declining amortization expense on some intangible assets due to accelerated amortization methods.

Outside services expense of $34.7 million for 2015 increased $1.5 million or 4.5% from $33.2 million in 2014. During 2015, data processing services, security services and other services provided increased $0.5 million, $0.4 million and $0.3 million, respectively, primarily resulting from the OBA and BCSB acquisitions and costs related to compliance with new regulations. Additionally, consulting fees increased $0.8 million during this same period, as 2014 reflected a refund of previously paid consulting fees, and check card expenses decreased $0.8 million as a result of obtaining a new contract with an outside party providing processing services.

FDIC insurance of $12.9 million for 2015 decreased $0.4 million or 2.8% from $13.3 million in 2014, due to the Corporation implementing certain business strategies to lower its assessment rate along with a refinement of previous estimates related to Basel III requirements.

Supplies expense of $8.1 million for 2015 increased $1.0 million or 13.6% from $7.1 million in 2014, as the Corporation recognized additional costs associated with the recent acquisitions and recent company-wide conversion to an enhanced internal network platform.

State tax expense of $8.1 million for 2015 increased $1.2 million or 17.0% from $7.0 million in 2014, primarily due to a higher assessment base resulting from enhanced capital levels at FNBPA due to the 2014 acquisitions.

Telephone expense of $6.2 million for 2015 increased $0.5 million or 9.2% from $5.7 million in 2014, as the Corporation recognized additional costs associated with the recent acquisitions and an expanded mobile work force.

Advertising and promotional expense of $8.4 million for 2015 increased $0.6 million or 7.3% from $7.8 million in 2014, primarily due to higher expenses associated with the recent acquisitions, as the Corporation implemented promotional efforts to support further expansion in the Cleveland, Ohio and the higher cost Baltimore, Maryland metropolitan markets.

Loan-related expense of $6.2 million for 2015 increased $1.2 million or 24.9% from $4.9 million in 2014, primarily due to appraisal fees and processing costs incurred for enhanced underwriting standards.

OREO expense of $4.6 million for 2015 increased slightly from 2014, as the Corporation incurred higher levels of write-downs to permit the sale of certain properties in its continuing effort to manage expenses.

The Corporation recorded $3.0 million in merger-related costs in 2015, primarily associated with the Metro acquisition and BofA branch purchase. The merger-related costs for 2015 were comprised of $0.2 million in severance and other employee benefit costs, $1.6 million in professional services, $0.4 million in data processing conversion costs, $0.4 million in marketing costs and $0.4 million in other expenses. Merger-related costs recorded during 2014 were $9.6 million, primarily in conjunction with the OBA and BCSB acquisitions. The merger-related costs for 2014 were comprised of $4.9 million in severance and other employee benefit costs, $2.8 million in professional services, $1.0 million in data processing conversion costs, $0.7 million in marketing costs and $0.2 million in other expenses.

Other non-interest expense was $22.4 million and $20.0 million for 2015 and 2014, respectively. During 2015, the Corporation recognized $0.7 million more in other taxes, primarily due to acquisitions and volume increases related to organic growth. In addition, other miscellaneous losses increased $0.3 million, primarily due to higher credit card disputes and fraud losses and $0.6 million in costs associated with short-term equipment rental income.

Income Taxes

The Corporation’s income tax expense of $70.0 million for 2015 increased $7.4 million or 11.8% from $62.6 million in 2014. The effective tax rate of 30.5% for 2015 increased slightly from 30.3% for 2014, due to higher levels of pre-tax income, offset by the reversal of a valuation allowance on state deferred taxes. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income available to common stockholders for 2014 was $135.7 million or $0.80 per diluted common share, compared to net income available to common stockholders for 2013 of $117.8 million or $0.80 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $70.3 million in net interest income, combined with an increase of $22.5 million in non-interest income, partially offset by increases of $7.6 million in the provision for credit losses, $41.1 million in non-interest expense and $8.4 million in preferred stock dividends. The results for 2014 included $9.6 million in merger costs and reflect the OBA, BCSB and PVF acquisitions that closed on September 19, 2014, February 15, 2014 and October 12, 2013, respectively. The results for 2013 included $8.2 million in merger costs, relating to the PVF acquisition and the ANNB acquisition that closed on April 6, 2013. Average diluted common shares outstanding increased 21.3 million shares or 14.4% to 169.1 million shares for 2014, primarily as a result of the previously mentioned acquisitions, combined with the common stock offering completed in November 2013.

The Corporation’s return on average equity was 7.50% and its return on average assets was 0.96% for 2014, compared to 7.78% and 0.93%, respectively, for 2013. The Corporation’s return on average tangible common equity was 14.91% and its return on average tangible assets was 1.08% for 2014, compared to 16.66% and 1.04%, respectively, for 2013. Average equity was $1.9 billion and $1.5 billion for 2014 and 2013, respectively, while average tangible equity was $1.1 billion and $761.6 million, respectively, for those same periods. Average equity for 2014 reflects the impact of the above-mentioned acquisitions, combined with the full year impact of the common and preferred stock offerings completed in November 2013.

Net Interest Income

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

Net interest income, on an FTE basis, increased $70.2 million or 17.4% from $403.0 million for 2013 to $473.2 million for 2014. Average earning assets increased $2.1 billion or 19.2% and average interest-bearing liabilities increased $1.4 billion or 15.8% from 2013, due to the acquisitions of BCSB, PVF and ANNB, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.59% for 2014, compared to 3.65% for 2013, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment, partially offset by an increase in net interest margin due to higher accretable yield adjustments. Accretable yield adjustments added 6 basis points to the net interest margin for 2014 compared to 3 basis points for 2013.

Interest income, on an FTE basis, of $515.9 million for 2014, increased $68.5 million or 15.3% from 2013, primarily due to increased earning assets combined with higher accretable yield adjustments, partially offset by lower yields due to competitive market rates throughout 2014 being less than portfolio yields at the end of 2013. During 2014 and 2013, the Corporation recognized a benefit of $6.6 million and $3.3 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $1.7 billion or 19.3% increase in average loans, including $823.8 million or 9.0% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, 2014 average loans increased as a result of the OBA, BCSB, PVF and ANNB acquisitions by $84.8 million, $274.0 million, $418.3 million and $75.2 million, respectively. The yield on earning assets decreased 13 basis points from 4.05% for 2013 to 3.92% for 2014, reflecting the decreases in market interest rates and competitive pressures, partially offset by the above-mentioned changes in accretable yield adjustments on acquired loans.

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

Provision for Credit Losses

The provision for credit losses of $38.6 million during 2014 increased $7.6 million from 2013, primarily due to an increase of $7.9 million in the provision for the originated portfolio to support loan growth, partially offset by a decrease of $0.3 million in the provision for the acquired portfolio. During 2014, net charge-offs were $23.5 million, or 0.23% of average loans, compared to $24.7 million, or 0.28% of average loans, for 2013, reflecting stable asset quality performance in the Corporation’s loan portfolio. The ratio of the allowance for credit losses to total loans equaled 1.12% and 1.17% at December 31, 2014 and 2013, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the BCSB and OBA acquisitions during 2014, which did not carry a corresponding allowance for credit losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for credit losses, refer to the Allowance and Provision for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $158.3 million for 2014 increased $22.5 million or 16.6% from $135.8 million in 2013. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $68.3 million for 2014 were flat compared to 2013. Customer-related interchange fees were $4.9 million lower in 2014 as the Corporation became subject to the new rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Partially offsetting this decrease, other service charges and fees increased $4.9 million over this same period, reflecting the impact of organic growth and the expanded customer base due to acquisitions. For information relating to the new regulations on interchange fees, refer to the Dodd-Frank Act section included in the Item 1, “Business” section of this Report.

Trust fees of $19.4 million for 2014 increased $2.6 million or 15.6% from $16.8 million in 2013, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $348.4 million or 10.9% to $3.5 billion over this same period, with $305.2 million as a result of organic growth and $43.2 million due to improved stock market conditions.

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

Income from BOLI of $7.7 million for 2014 increased $0.8 million or 12.2% from $6.9 million in 2013, primarily as a result of improved market conditions, along with additional policies from acquisitions.

Other non-interest income of $19.3 million for 2014 increased $7.5 million from $11.8 million in 2013. During 2014, the Corporation recorded $2.9 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth in 2014 and demand for these products given the interest rate environment. Additionally, the Corporation recorded $1.8 million more in dividends on non-marketable equity securities and $0.9 million more in gains from an equity investment during 2014. Also during 2014, the Corporation recognized a one-time $2.7 million gain from an overpayment related to a predecessor bank’s acquisition of another bank prior to becoming part of the Corporation and the Corporation recorded a gain of $0.9 million related to the sale of impaired commercial loans. Partially offsetting these increases in other non-interest income is a gain of $1.6 million recognized during 2013 related to a debt extinguishment in which $15.0 million of the Corporation-issued TPS was repurchased at a discount. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee.

Non-Interest Expense

Total non-interest expense of $379.3 million for 2014 increased $41.1 million or 12.1% from $338.2 million in 2013. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases being primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $195.0 million for 2014 increased $15.0 million or 8.4% from $180.0 million in 2013. This increase primarily relates to employees added in conjunction with the acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2014. Additionally, the Corporation recorded a net charge of $1.9 million during 2014 relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $61.5 million for 2014 increased $9.8 million or 19.0% from $51.7 million in 2013, primarily resulting from acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, equipment depreciation expense increased during 2014 due to upgrades to incorporate new technology, primarily relating to online and mobile banking applications, and snow removal expense increased as a result of severe weather conditions throughout the Corporation’s market area during 2014 compared to 2013.

Amortization of intangibles expense of $9.7 million for 2014 increased $1.3 million or 15.6% from $8.4 million in 2013, primarily due to core deposit intangibles recorded as a result of acquisitions.

Outside services expense of $33.2 million for 2014 increased $3.0 million or 9.8% from $30.3 million in 2013. For 2014, compared to 2013, licenses, fees and dues, data processing services and other outside services increased $0.6 million, $0.4 million and $1.8 million, respectively, primarily resulting from acquisitions and costs related to compliance with new regulations, including capital stress testing. These increases were partially offset by a decrease of $0.5 million in consulting fees due to a refund of previously paid fees for system enhancements.

FDIC insurance of $13.3 million for 2014 increased $3.1 million or 30.1% from $10.2 million in 2013, primarily due to an increased asset base resulting from acquisitions.

State tax expense of $7.0 million for 2014 increased $2.7 million or 63.4% from $4.3 million in 2013, primarily due to a higher assessment base resulting from state tax code changes. The Pennsylvania bank shares tax in 2014 was based on equity at December 31, 2013, compared to the previous method of using a six-year average, along with the replacement of a three-factor formula with the single factor formula of receipts.

Loan-related expense of $4.9 million for 2014 increased $1.0 million or 25.0% from $3.9 million in 2013, primarily due to appraisal fees and processing costs incurred for enhanced underwriting standards.

OREO expense of $4.4 million for 2014 increased $1.2 million or 36.8% from $3.2 million in 2013, as the Corporation recorded higher costs in 2014 associated with the disposition of non-strategic properties from acquired banks. These properties were sold as part of the Corporation’s continuing efforts to manage expenses.

Telephone expense of $5.7 million for 2014 increased $0.6 million or 12.8% from $5.1 million in 2013, as the Corporation recognized additional costs associated with the recent acquisitions.

Advertising and promotional expense of $7.8 million for 2014 increased $1.5 million or 23.2% from $6.3 million in 2013, primarily due to higher expenses associated with the recent acquisitions, as the Corporation implemented promotional efforts to support further expansion in the Cleveland, Ohio and the higher cost Baltimore, Maryland metropolitan markets.

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

Liquidity

The Corporation’s goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of the Corporation with cost-effective funding. The Board of Directors of the Corporation has established an Asset/Liability Management Policy in order to achieve and maintain earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. The Board of Directors of the Corporation has also established a Contingency Funding Policy to address liquidity crisis conditions. These policies designate the Corporate Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Corporation’s Treasury Department.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. On September 29, 2015, the Corporation issued $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and estimated offering expenses were $98.4 million and were received on October 2, 2015. Additional capital actions include the raising of $161.3 million via the issuance of common and preferred equity during the fourth quarter of 2013. These proceeds were subsequently utilized to redeem various TPS obligations of the Corporation totaling $148.0 million. The positive results of these strategies can be seen in the parent’s strong cash position as it has increased from $129.3 million at December 31, 2014 to $226.9 million at December 31, 2015. The Corporation intends to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include investments at the holding company level, providing capital to support the growth of FNBPA and its business, repurchases of its common shares and the payment of the cash consideration components of future acquisitions.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The LCR was 1.8 times at December 31, 2015 and 2.2 times at December 31, 2014. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 14.0 months at December 31, 2015 and 14.2 months at December 31, 2014. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes decreased $3.3 million or 1.5% during 2015 to $208.8 million at December 31, 2015.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Total average deposits and customer repurchase agreements totaled $12.7 billion in 2015 and increased $804.9 million, or 6.8%, including average organic growth of $477.4 million or 3.9% for the year. For the three months ended December 31, 2015 total average deposits and customer repurchase agreements grew organically $284.2 million, or 8.8% annualized. Organic results are adjusted by the impact from the acquisition of five BofA branches on September 18, 2015, the OBA acquisition on September 19, 2014 and the BCSB acquisition on February 15, 2014. Organic growth in low-cost transaction deposits and customer repurchase agreements for 2015 was $691.0 million, or 7.4%, led by strong organic growth in average non-interest-bearing deposits of $328.5 million, or 13.2%. For the three months ended December 31, 2015, total average transaction deposits and customer repurchase agreements grew organically $359.5 million, or 14.0% annualized. The strong growth in low-cost transaction deposits and customer repurchase agreements was partially offset by a decline in average time deposits of $213.5 million or 7.7% for the year on an organic basis. The rate of decline has slowed this year compared to prior periods due to the Corporation’s pricing actions designed to extend time deposit maturities.

FNBPA had unused wholesale credit availability of $5.2 billion or 30.0% of bank assets at December 31, 2015 and $4.6 billion or 29.1% of bank assets at December 31, 2014. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be utilized to meet funding needs. These securities totaled $1.3 billion, or 7.3% of total assets and $1.1 billion, or 6.6% of total assets as of December 31, 2015 and 2014, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of December 31, 2015 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (2.6)% and (1.0)% as of December 31, 2015 and 2014, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$289,917	$582,946	$791,027	$1,420,941	$3,084,831
Investments	348,100	85,290	124,310	245,586	803,286

	638,017	668,236	915,337	1,666,527	3,888,117
Liabilities
Non-maturity deposits	97,408	194,815	292,225	584,448	1,168,896
Time deposits	110,222	228,038	373,498	600,291	1,312,049
Borrowings	1,619,127	20,501	39,892	178,530	1,858,050

	1,826,757	443,354	705,615	1,363,269	4,338,995
Period Gap (Assets - Liabilities)	$(1,188,740)	$224,882	$209,722	$303,258	$(450,878)

Cumulative Gap	$(1,188,740)	$(963,858)	$(754,136)	$(450,878)

Cumulative Gap to Total Assets	(6.8)%	(5.5)%	(4.3)%	(2.6)%

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

The following repricing gap analysis (in thousands) as of December 31, 2015 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$4,841,503	$743,276	$596,173	$1,070,263	$7,251,215
Investments	379,621	96,585	133,331	251,760	861,297

	5,221,124	839,861	729,504	1,322,023	8,112,512
Liabilities
Non-maturity deposits	3,478,044	—	—	—	3,478,044
Time deposits	202,093	228,616	371,918	596,366	1,398,993
Borrowings	1,956,481	81,203	23,695	146,138	2,207,517

	5,636,618	309,819	395,613	742,504	7,084,554
Off-balance sheet	(200,000)	50,000	—	—	(150,000)
Period Gap (assets – liabilities + off-balance sheet)	$(615,494)	$580,042	$333,891	$579,519	$877,958

Cumulative Gap	$(615,494)	$(35,452)	$298,439	$877,958

Cumulative Gap to Assets	(3.9)%	(0.2)%	1.9%	5.6%

The twelve-month cumulative repricing gap to total assets was 5.6% and 6.7% as of December 31, 2015 and 2014, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2015.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	December 31, 2015	December 31, 2014	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	5.7%	3.3%	n/a
+ 200 basis points	4.0%	2.4%	(5.0)%
+ 100 basis points	2.0%	1.1%	(5.0)%
– 100 basis points	(3.0)%	(2.2)%	(5.0)%

Economic value of equity:
+ 300 basis points	1.6%	(1.2)%	(25.0)%
+ 200 basis points	1.8%	(0.1)%	(15.0)%
+ 100 basis points	1.3%	0.6%	(10.0)%
– 100 basis points	(5.3)%	(6.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 3.6% and 3.1% at December 31, 2015 and 2014, respectively.

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 58.3% and 57.9% of total loans as of December 31, 2015 and 2014, respectively. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be relatively short and relatively unchanged from the prior year end, resulting in a portfolio duration of 3.5 and 3.3 at December 31, 2015 and 2014, respectively. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of December 31, 2015, the commercial swaps totaled $1.3 billion of notional principal, with $450.1 million in notional swap principal originated during 2015. The success of the aforementioned tactics has resulted in an asset-sensitive position. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in this Report.

The Corporation desired to remain modestly asset-sensitive during 2015. A number of management actions and market occurrences resulted in a slight increase in the asset sensitivity of the Corporation’s interest rate risk position. The primary factors included balance sheet growth in less rate-sensitive deposits and an increase in the amount of adjustable loans repricing in 12 months or less, which was aided by commercial swaps. Organic deposit balance sheet growth and the addition of five BofA branches on September 18, 2015 provided less rate-sensitive deposits. In addition, the amount of outstanding variable and adjustable loans repricing in 12 months or less increased by $297.0 million for the quarter, by $573.4 million for the year, and totaled $7.0 billion at December 31, 2015. These increases in the net asset-sensitivity position were offset by an increase in the use of overnight and short-term borrowings compared to the prior year end. Net overnight and short-term borrowings increased by $480.9 million for the most recent quarter and by $345.4 million for the year. This was primarily due to the normal seasonal outflow of government deposits being exaggerated by the Pennsylvania legislature budget impasse which was not settled by year end.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2015 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$10,157,997	$—	$—	$—	$10,157,997
Certificates and other time deposits	1,312,627	636,472	411,195	105,172	2,465,466
Operating leases	14,529	25,142	17,067	33,280	90,018
Long-term debt	155,736	210,818	72,222	202,704	641,480

	$11,640,889	$872,432	$500,484	$341,156	$13,354,961

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2015 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$2,625,883	$520,215	$332,866	$302,755	$3,781,719
Standby letters of credit	31,393	8,829	96	52,661	92,979

	$2,657,276	$529,044	$332,962	$355,416	$3,874,698

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

Lending Activity

The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total portfolio also contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $186.2 million or 1.5% of total loans at

December 31, 2015, compared to $180.6 million or 1.6% of the total portfolio at December 31, 2014. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

Following is a summary of loans and leases (in thousands):

December 31	2015	2014	2013	2012	2011
Commercial real estate	$4,109,056	$3,815,708	$3,245,209	$2,707,046	$2,495,727
Commercial and industrial	2,601,722	2,318,015	1,881,474	1,602,314	1,363,692
Commercial leases	204,553	177,824	158,895	130,133	110,795

Commercial loans and leases	6,915,331	6,311,547	5,285,578	4,439,493	3,970,214
Direct installment	1,706,636	1,644,621	1,467,236	1,178,530	1,029,187
Residential mortgages	1,395,971	1,263,053	1,086,739	1,092,228	670,936
Indirect installment	996,729	875,551	655,587	582,037	540,789
Consumer lines of credit	1,137,255	1,110,976	965,771	805,494	607,280
Other	38,518	41,290	45,183	39,937	38,261

	$12,190,440	$11,247,038	$9,506,094	$8,137,719	$6,856,667

Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties. Commercial and industrial includes loans to businesses that are not secured by real estate. Commercial leases consist of loans and leases for new or used equipment. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans originated by third parties and underwritten by the Corporation, primarily automobile loans. Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of credit cards, mezzanine loans and student loans.

Additional information relating to originated and acquired loans is provided in the Loans and Leases footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Total loans and leases increased $943.4 million or 8.4% to $12.2 billion at December 31, 2015, compared to $11.2 billion at December 31, 2014, as a result of solid organic growth, particularly in commercial loans and leases.

Total loans and leases increased $1.7 billion or 18.3% to $11.2 billion at December 31, 2014, compared to $9.5 billion at December 31, 2013. This increase was due to the addition of $304.9 million and $291.4 million in loans from the BCSB and OBA acquisitions, respectively, and solid organic growth, particularly in commercial loans and leases.

As of December 31, 2015, 38.1% of the commercial real estate loans were owner-occupied, while the remaining 61.9% were non-owner-occupied, compared to 41.6% and 58.4%, respectively, as of December 31, 2014. As of December 31, 2015 and 2014, the Corporation had commercial construction loans of $352.3 million and $296.2 million, respectively, representing 2.9% and 2.6% of total loans and leases, respectively.

Within the primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. The Corporation strives to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector. Pressured commodity prices related to the energy and metals markets have recently caused some migration of credit for borrowers that are more sensitive to these types of price movements. As of December 31, 2015 and 2014, there were no concentrations of loans and leases relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2015 (in thousands):

	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$601,047	$2,652,799	$3,661,485	$6,915,331
Residential mortgages	1,977	26,546	1,367,448	1,395,971

	$603,024	$2,679,345	$5,028,933	$8,311,302

The total amount due after one year includes $2.2 billion with fixed rates of interest and $5.5 billion with floating or adjustable rates of interest.

For additional information relating to lending activity, see the Loans and Leases footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Non-Performing Assets

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods that have not been returned to accrual status.

Following is a summary of non-performing assets (dollars in thousands):

December 31	2015	2014	2013	2012	2011
Non-accrual loans	$49,897	$45,113	$58,755	$66,004	$94,335
Troubled debt restructurings	22,028	23,439	18,698	14,876	11,893

Total non-performing loans	71,925	68,552	77,453	80,880	106,228
Other real estate owned (OREO)	38,918	41,466	40,681	35,257	34,719

Total non-performing loans and OREO	110,843	110,018	118,134	116,137	140,947
Non-performing investments	—	—	797	2,809	8,972

Total non-performing assets	$110,843	$110,018	$118,931	$118,946	$149,919

Non-performing loans/total loans and leases	0.59%	0.61%	0.81%	0.99%	1.55%
Non-performing loans + OREO/ total loans and leases + OREO	0.91%	0.97%	1.24%	1.42%	2.05%
Non-performing assets/total assets	0.63%	0.68%	0.88%	0.99%	1.53%

During 2015, non-performing loans and OREO increased $0.8 million. This reflects an increase of $4.8 million in non-accrual loans, partially offset by decreases of $1.4 million and $2.5 million in TDRs and OREO, respectively. The increase in non-accrual loans was primarily due to the migration of a single commercial and industrial credit tied to the metals market. The decrease in TDRs was attributed to additional consumer borrowers that met the modified terms of their agreements for the required period of time and were returned to performing status. The decrease in OREO was attributed to property sales during 2015 outpacing transfers in, particularly for commercial properties.

During 2014, non-performing loans and OREO decreased $8.1 million. This decrease reflects a reduction of $13.6 million in non-accrual loans, partially offset by increases of $4.7 million and $0.8 million in TDRs and OREO, respectively. The decrease in non-accrual loans was primarily due to loan payoffs and commercial loan resolutions, while the increase in TDRs was attributed to loans secured by residential mortgages that were restructured in conjunction with government programs.

Following is a summary of non-performing loans and leases, by class (in thousands):

December 31	2015	2014	2013	2012	2011
Commercial real estate	$26,087	$26,134	$43,648	$48,483	$76,256
Commercial and industrial	14,846	8,852	6,683	6,099	6,956
Commercial leases	659	722	734	965	1,084

Total commercial loans and leases	41,592	35,708	51,065	55,547	84,296
Direct installment	13,791	15,901	10,577	8,541	7,163
Residential mortgages	12,763	13,842	14,012	11,415	9,544
Indirect installment	1,514	1,305	1,202	1,131	979
Consumer lines of credit	2,265	1,796	597	746	746
Other	—	—	—	3,500	3,500

	$71,925	$68,552	$77,453	$80,880	$106,228

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

TDRs that are accruing and performing include loans that the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in incremental losses which are factored into the allowance for credit losses estimate. Additional information related to the Corporation’s TDRs is included in the Loans and Leases footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
December 31, 2015
Commercial real estate	$—	$1,653	$6,051	$7,704
Commercial and industrial	—	361	813	1,174

Total commercial loans and leases	—	2,014	6,864	8,878
Direct installment	7,908	8,985	1,137	18,030
Residential mortgages	5,184	9,881	190	15,255
Indirect installment	—	153	24	177
Consumer lines of credit	2,073	995	92	3,160

	$15,165	$22,028	$8,307	$45,500

December 31, 2014
Commercial real estate	$—	$2,002	$6,188	$8,190
Commercial and industrial	727	542	132	1,401

Total commercial loans and leases	727	2,544	6,320	9,591
Direct installment	4,830	8,784	1,352	14,966
Residential mortgages	3,689	10,878	503	15,070
Indirect installment	—	156	47	203
Consumer lines of credit	195	1,077	50	1,322

	$9,441	$23,439	$8,272	$41,152

December 31, 2013
Commercial real estate	$24	$2,688	$10,435	$13,147
Commercial and industrial	749	40	237	1,026

Total commercial loans and leases	773	2,728	10,672	14,173
Direct installment	5,404	5,891	1,070	12,365
Residential mortgages	3,743	9,752	883	14,378
Indirect installment	—	142	80	222
Consumer lines of credit	300	185	—	485

	$10,220	$18,698	$12,705	$41,623

December 31, 2012
Commercial real estate	$850	$588	$11,156	$12,594
Commercial and industrial	775	82	283	1,140

Total commercial loans and leases	1,625	670	11,439	13,734
Direct installment	5,613	5,199	749	11,561
Residential mortgages	5,401	8,524	107	14,032
Indirect installment	—	92	90	182
Consumer lines of credit	20	391	—	411

	$12,659	$14,876	$12,385	$39,920

December 31, 2011
Commercial real estate	$803	$—	$10,510	$11,313
Commercial and industrial	800	—	214	1,014

Total commercial loans and leases	1,603	—	10,724	12,327
Direct installment	4,987	4,638	103	9,728
Residential mortgages	3,419	7,101	—	10,520
Indirect installment	—	61	—	61
Consumer lines of credit	122	93	—	215

	$10,131	$11,893	$10,827	$32,851

Following is a summary of loans and leases 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2015	2014	2013	2012	2011
Loans and leases 90 days or more past due:
Originated loans and leases	$6,864	$9,248	$7,971	$6,706	$7,016
Acquired loans	29,878	38,024	45,823	36,585	11,115

	$36,742	$47,272	$53,794	$43,291	$18,131

As a percentage of total loans and leases	0.30%	0.42%	0.57%	0.53%	0.26%

The annual increases in loans and leases 90 days or more past due and accruing from 2011 through 2014 were primarily the result of acquisitions. Acquired loans that are 90 days or more past due are considered to be accruing since the Corporation can reasonably estimate future cash flows and it expects to fully collect the carrying value of these loans. The acquired loans were discounted and marked to market with interest income recognized via accretion in accordance with GAAP.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs (in thousands):

December 31	2015	2014	2013	2012	2011
Gross interest income:
Per contractual terms	$7,328	$7,366	$9,221	$8,646	$13,540
Recorded during the year	747	650	559	369	351

Allowance and Provision for Credit Losses

The allowance for credit losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance for credit losses through both periodic provisions charged to income and recoveries of losses previously recorded. Reductions to the allowance for credit losses occur as loans are charged off. Additional information related to the Corporation’s policy for its allowance for credit losses is included in the Application of Critical Accounting Policies section of this financial review and in the Summary of Significant Accounting Policies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of changes in the allowance for credit losses related to loans and leases (dollars in thousands):

Year Ended December 31	2015	2014	2013	2012	2011
Balance at beginning of period	$125,926	$110,784	$104,374	$100,662	$106,120
Charge-offs:
Commercial real estate	(4,443)	(6,568)	(5,465)	(8,688)	(21,018)
Commercial and industrial	(3,562)	(3,454)	(5,124)	(8,098)	(3,642)
Commercial leases	(544)	(415)	(432)	(509)	(567)

Commercial loans and leases	(8,549)	(10,437)	(11,021)	(17,295)	(25,227)
Direct installment	(10,844)	(9,600)	(9,059)	(7,875)	(8,874)
Residential mortgages	(1,010)	(760)	(1,345)	(1,050)	(1,261)
Indirect installment	(6,427)	(3,627)	(3,337)	(2,926)	(2,957)
Consumer lines of credit	(1,653)	(1,495)	(1,974)	(2,137)	(2,110)
Other	(1,691)	(1,329)	(965)	(1,039)	(1,194)
Purchased impaired loans	(64)	(2,614)	(299)	—	(208)
Other acquired loans	(830)	(873)	(2,530)	(254)	—

Total charge-offs	(31,068)	(30,735)	(30,530)	(32,576)	(41,831)
Recoveries:
Commercial real estate	1,117	2,351	1,799	1,765	594
Commercial and industrial	1,773	1,412	2,108	693	368
Commercial leases	101	105	179	224	75

Commercial loans and leases	2,991	3,868	4,086	2,682	1,037
Direct installment	1,527	1,163	931	942	876
Residential mortgages	85	74	162	194	67
Indirect installment	1,190	875	773	605	501
Consumer lines of credit	175	218	274	234	213
Other	55	24	—	14	31
Purchased impaired loans	19	1	—	—	7
Other acquired loans	671	1,006	(376)	315	—

Total recoveries	6,713	7,229	5,850	4,986	2,732
Net charge-offs	(24,355)	(23,506)	(24,680)	(27,590)	(39,099)
Provision for credit losses	40,441	38,648	31,090	31,302	33,641

Balance at end of period	$142,012	$125,926	$110,784	$104,374	$100,662

Net loan charge-offs/average loans	0.21%	0.23%	0.28%	0.35%	0.58%
Allowance for credit losses/total loans	1.16%	1.12%	1.17%	1.28%	1.47%
Allowance for credit losses/non-performing loans	197.44%	183.69%	143.03%	129.05%	94.76%

The allowance for credit losses at December 31, 2015 increased $16.1 million or 12.8% from December 31, 2014 as the provision for credit losses for 2015 of $40.4 million exceeded net charge-offs of $24.4 million, with the remainder supporting loan growth in the originated portfolio, and some credit migration within the commercial and industrial and indirect installment portfolios.

The allowance for credit losses at December 31, 2014 increased $15.1 million or 13.7% from December 31, 2013 as the provision for credit losses for 2014 of $38.6 million exceeded net charge-offs of $23.5 million, with the remainder supporting loan growth and incurred losses in the originated and acquired loan portfolios.

The allowance for credit losses at December 31, 2013 increased $6.4 million or 6.1% from December 31, 2012 as the provision for loans losses for 2013 of $31.1 million exceeded net charge-offs of $24.7 million, with the remainder supporting loan growth and incurred losses in the originated and acquired loan portfolios.

The allowance for credit losses at December 31, 2012 increased $3.7 million or 3.7% from December 31, 2011 as the provision for credit losses for 2012 of $31.3 million exceeded net charge-offs of $27.6 million, with the remainder of the provision supporting loan growth and incurred losses in the originated and acquired loan portfolios.

The allowance for credit losses at December 31, 2011 decreased $5.5 million or 5.1% from December 31, 2010 as net charge-offs for 2011 of $39.1 million exceeded the provision for credit losses of $33.6 million as a result of the Corporation utilizing previously established reserves.

The allowance for credit losses at December 31, 2010 increased $1.5 million or 1.4% from December 31, 2009 as the provision for credit losses for 2010 of $47.3 million exceeded net charge-offs of $45.9 million.

The Corporation’s commercial portfolio experienced significant losses in 2011 related to its legacy Florida portfolio due to continued declines in the real estate values and unstable economic conditions in that market during that time.

Following is a summary of the allocation of the allowance for credit losses (dollars in thousands):

	Dec 31, 2015	% of Loans in each Category to Total Loans and Leases	Dec 31, 2014	% of Loans in each Category to Total Loans and Leases	Dec 31, 2013	% of Loans in each Category to Total Loans and Leases	Dec 31, 2012	% of Loans in each Category to Total Loans and Leases	Dec 31, 2011	% of Loans in each Category to Total Loans and Leases
Commercial real estate	$41,741	29%	$37,588	27%	$32,548	28%	$34,810	30%	$43,283	36%
Commercial and industrial	41,023	21	32,645	19	32,603	18	31,849	19	25,476	20
Commercial leases	2,541	1	2,398	2	1,903	2	1,744	2	1,556	2

Commercial loans and leases	85,305	51	72,631	48	67,054	48	68,403	51	70,315	58
Direct installment	21,587	14	20,538	14	17,824	15	15,130	14	14,814	15
Residential mortgages	7,909	9	8,024	7	5,836	7	5,155	8	4,436	10
Indirect installment	9,889	8	7,504	8	6,409	7	5,449	7	5,503	8
Consumer lines of credit	9,582	8	8,496	9	7,231	9	6,057	9	5,448	9
Other	1,013	—	759	—	530	—	—	—	146	—

Total originated loans	135,285	90	117,952	86	104,884	86	100,194	89	100,662	100
Purchased credit- impaired loans	834	—	660	—	1,000	—	759	—	—	—
Other acquired loans	5,893	10	7,314	14	4,900	14	3,421	11	—	—

	$142,012	100%	$125,926	100%	$110,784	100%	$104,374	100%	$100,662	100%

During 2015, the allowance for credit losses allocated to commercial loans and consumer loans (direct installment, indirect installment and consumer lines of credit) increased to support organic loan growth, while a portion of the commercial and industrial and indirect installment allowance for credit losses also supported some limited credit migration within those portfolios. The allowance for credit losses allocated to residential mortgages decreased slightly during this same period, which was the result of growth-related reserves being more than offset by general improvements in asset quality within that portfolio. The allowance for credit losses allocated to acquired loans decreased during the year as a result of favorable quarterly cash flow re-estimation results and problem credit resolution, with the PVF, ANNB, and CBI portfolios driving the decrease.

During 2014, the allowance for credit losses allocated to commercial loans, consumer loans and residential mortgages increased to support organic loan growth. The allowance for credit losses increased as a result of the growth in each of the loan portfolios noted above and was partially offset by allowance declines as a result of the general improvement in asset quality and charge-offs throughout 2014, particularly in the commercial loan portfolios. Furthermore, the Corporation expanded the number of modeling segments in 2014, which allowed for a more precise allowance calculation and moderately offset the required allowance as a result of organic loan growth. The allowance for credit losses allocated to acquired loans increased during the year as a result of the quarterly cash flow re-estimation process, moderate builds in a few loan pools and, to a lesser extent, the addition of the BCSB and OBA portfolios.

During 2013, the allowance for credit losses allocated to residential mortgages and consumer loans increased to support organic loan growth. Positive asset quality results in the commercial loan portfolio outpaced loan provisions for organic growth, resulting in the allowance for credit losses allocated to that portfolio to decrease. The allowance for credit losses related to acquired loans increased during the year primarily as a result of some deterioration in a few small business pools within the Parkvale and CBI portfolios.

During 2012, the allowance for credit losses allocated to residential mortgages and consumer lines of credit increased to support organic loan growth, which was partially offset by a decrease in the Corporation’s commercial portfolio due to the change in composition within the commercial real estate portfolio. The allowance for credit losses allocated to acquired loan activities increased during the year as a result of the addition of the Parkvale portfolio.

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

As of December 31, 2015, securities totaling $1.6 billion and $1.6 billion were classified as available for sale and held to maturity, respectively. During 2015, securities available for sale increased by $96.5 million and securities held to maturity increased by $183.7 million from December 31, 2014. During 2014, the Corporation classified certain securities acquired in conjunction with its acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which the acquisitions occurred. As of December 31, 2015 and 2014, the Corporation did not hold any trading securities.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2015 (dollars in thousands):

	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after one year but within five years	$29,796	1.17%
Maturing after ten years	500	5.25
Obligations of U.S. government-sponsored entities:
Maturing after one year but within five years	493,088	1.46
Maturing after five years but within ten years	9,489	3.09
Maturing after ten years	2,802	2.22
States of the U.S. and political subdivisions:
Maturing within one year	2,590	3.42
Maturing after one year but within five years	12,222	4.21
Maturing after five years but within ten years	65,769	4.49
Maturing after ten years	166,049	4.71
Other debt securities:
Maturing within one year	5,002	2.98
Maturing after one year but within five years	5,039	3.72
Maturing after ten years	4,245	1.26
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,414,801	2.34
Agency collateralized mortgage obligations	995,524	1.90
Non-agency collateralized mortgage obligations	3,871	4.37
Commercial mortgage-backed securities	55,545	2.34
Equity securities	1,296	5.16

Total	$3,267,628	2.25

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

Total deposits increased $1.2 billion to $12.6 billion at December 31, 2015, compared to December 31, 2014, primarily as a result of an organic increase in transaction accounts, which are comprised of non-interest-bearing, savings and NOW accounts (which includes money market deposit accounts). The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking, combined with higher balances being carried by existing customers. Additionally, the Corporation added $154.6 million in deposits in conjunction with the BofA branch purchase completed during September 2015.

Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances, federal funds purchased and subordinated notes, remained stable at $2.0 billion at both December 31, 2015 and 2014. The composition of short-term borrowings has changed over this period, as customer repurchase agreements decreased $616.0 million as a result of a planned migration of these accounts to a new premium sweep product included in interest-bearing demand deposits launched during the second quarter of 2015. The customer repurchase agreements, which have next day maturities, are sweep accounts utilized by larger commercial customers to earn interest on their funds. Federal funds purchased and short-term FHLB borrowings increased $358.0 million and $270.0 million in 2015 and 2014, respectively, as the Corporation utilized these sources of funds to support loan growth.

Following is a summary of selected information relating to certain components of short-term borrowings (dollars in thousands):

At or For the Year Ended December 31	2015	2014	2013
Customer Repurchase Agreements
Balance at year-end	$266,732	$882,696	$841,741
Maximum month-end balance	835,889	925,659	907,406
Average balance during year	515,108	826,125	794,436
Weighted average interest rates:
At year-end	0.19%	0.22%	0.23%
During the year	0.21%	0.22%	0.23%

FHLB Advances (Short-term)
Balance at year-end	$1,090,000	$820,000	—
Maximum month-end balance	1,090,000	820,000	—
Average balance during year	516,025	101,978	—
Weighted average interest rates:
At year-end	0.48%	0.31%	—
During the year	0.40%	0.30%	—

Federal Funds Purchased
Balance at year-end	$568,000	$210,000	$270,000
Maximum month-end balance	1,003,000	775,000	270,000
Average balance during year	507,321	385,987	99,636
Weighted average interest rates:
At year-end	0.29%	0.25%	0.28%
During the year	0.28%	0.28%	0.27%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock or debt securities. On October 2, 2015, the Corporation completed its offering of $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $98.4 million. The Corporation intends to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include investments at the holding company level, providing capital to support the growth of FNBPA and its business, repurchases of its common shares and the payment of the cash consideration components of future acquisitions.

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

February 26, 2016

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2015, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting.

F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the F.N.B. Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation’s internal controls over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, F.N.B. Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of F.N.B. Corporation and subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 26, 2016

F.N.B. Corporation and Subsidiaries

Consolidated Balance Sheets

Dollars in thousands, except par values

	December 31
	2015	2014
Assets
Cash and due from banks	$207,399	$196,240
Interest-bearing deposits with banks	281,720	91,153

Cash and Cash Equivalents	489,119	287,393
Securities available for sale	1,630,567	1,534,065
Securities held to maturity (fair value of $1,643,416 and $1,468,258)	1,637,061	1,453,355
Residential mortgage loans held for sale	4,781	6,180
Loans and leases, net of unearned income of $51,642 and $56,131	12,190,440	11,247,038
Allowance for credit losses	(142,012)	(125,926)

Net Loans and Leases	12,048,428	11,121,112
Premises and equipment, net	159,080	168,756
Goodwill	833,086	832,213
Core deposit and other intangible assets, net	45,644	47,504
Bank owned life insurance	308,192	301,771
Other assets	401,704	374,741

Total Assets	$17,557,662	$16,127,090

Liabilities
Deposits:
Non-interest-bearing demand	$3,059,949	$2,647,623
Interest-bearing demand	5,311,589	4,547,628
Savings	1,786,459	1,575,922
Certificates and other time deposits	2,465,466	2,611,035

Total Deposits	12,623,463	11,382,208
Short-term borrowings	2,048,896	2,041,658
Long-term borrowings	641,480	541,443
Other liabilities	147,641	140,325

Total Liabilities	15,461,480	14,105,634
Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 176,595,060 and 175,450,303 shares	1,766	1,754
Additional paid-in capital	1,808,210	1,798,984
Retained earnings	243,217	176,120
Accumulated other comprehensive loss	(51,133)	(46,003)
Treasury stock – 1,153,390 and 1,458,045 shares at cost	(12,760)	(16,281)

Total Stockholders’ Equity	2,096,182	2,021,456

Total Liabilities and Stockholders’ Equity	$17,557,662	$16,127,090

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Income

Dollars in thousands, except per share data

	Year Ended December 31
	2015	2014	2013
Interest Income
Loans and leases, including fees	$482,086	$449,502	$390,983
Securities:
Taxable	58,148	53,877	43,504
Nontaxable	6,405	5,282	5,667
Dividends	39	228	103
Other	117	94	129

Total Interest Income	546,795	508,983	440,386
Interest Expense
Deposits	31,207	29,603	29,441
Short-term borrowings	7,075	5,638	4,423
Long-term borrowings	10,291	7,445	10,480

Total Interest Expense	48,573	42,686	44,344

Net Interest Income	498,222	466,297	396,042
Provision for credit losses	40,441	38,648	31,090

Net Interest Income After Provision for Credit Losses	457,781	427,649	364,952
Non-Interest Income
Impairment losses on securities	—	—	(27)

Net impairment losses on securities	—	—	(27)
Service charges	70,698	68,267	68,221
Trust	20,934	19,365	16,751
Insurance commissions and fees	16,270	16,758	16,598
Securities commissions and fees	13,642	11,453	11,286
Net securities gains	822	11,717	808
Mortgage banking operations	8,619	3,705	3,452
Bank owned life insurance	8,010	7,716	6,874
Other	23,415	19,293	11,815

Total Non-Interest Income	162,410	158,274	135,778
Non-Interest Expense
Salaries and employee benefits	202,068	195,016	179,971
Net occupancy	33,670	32,281	26,474
Equipment	31,869	29,245	25,214
Amortization of intangibles	8,305	9,717	8,407
Outside services	34,698	33,208	30,257
FDIC insurance	12,888	13,258	10,192
Supplies	8,064	7,102	6,887
State taxes	8,139	6,954	4,256
Telephone	6,234	5,710	5,063
Advertising and promotional	8,396	7,824	6,349
Loan related	6,161	4,933	3,945
Other real estate owned	4,637	4,401	3,215
Merger and acquisition related	3,033	9,611	8,210
Other	22,387	19,993	19,730

Total Non-Interest Expense	390,549	379,253	338,170

Income Before Income Taxes	229,642	206,670	162,560
Income taxes	69,993	62,620	44,756

Net Income	159,649	144,050	117,804
Preferred stock dividends	8,041	8,352	—

Net Income Available to Common Stockholders	$151,608	$135,698	$117,804

Net Income per Common Share
Basic	$0.87	$0.81	$0.81

Diluted	$0.86	$0.80	$0.80

Cash Dividends Paid per Common Share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Dollars in thousands

	Year Ended December 31
	2015	2014	2013
Net income	$159,649	$144,050	$117,804
Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,561), $13,593, and $(10,121)	(2,899)	25,242	(18,796)
Reclassification adjustment for gains included in net income, net of tax expense of $288, $4,101 and $269	(534)	(7,616)	(500)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,989, $4,629 and $(3,165)	3,694	8,597	(5,878)
Reclassification adjustment for gains included in net income, net of tax expense of $1,137, $1,160 and $289	(2,111)	(2,154)	(537)
Pension and postretirement benefit obligations:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,766), $(7,080) and $8,083	(3,280)	(13,148)	15,011

Other comprehensive (loss) income	(5,130)	10,921	(10,700)

Comprehensive income	$154,519	$154,971	$107,104

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Dollars in thousands

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2013	$—	$1,398	$1,376,601	$75,312	$(46,224)	$(5,018)	$1,402,069
Comprehensive income				117,804	(10,700)		107,104
Dividends declared:
Common stock: $0.48/share				(71,246)			(71,246)
Issuance of preferred stock	106,882						106,882
Issuance of common stock		59	58,954			(2,136)	56,877
Issuance of common stock – acquisitions		135	165,994				166,129
Restricted stock compensation			5,242				5,242
Tax benefit of stock-based compensation			1,326				1,326

Balance at December 31, 2013	106,882	1,592	1,608,117	121,870	(56,924)	(7,154)	1,774,383
Comprehensive income				144,050	10,921		154,971
Dividends declared:
Preferred stock				(8,352)			(8,352)
Common stock: $0.48/share				(81,220)			(81,220)
Issuance of common stock		23	14,524	(228)		(9,127)	5,192
Issuance of common stock – acquisitions		139	170,011				170,150
Restricted stock compensation			3,618				3,618
Tax benefit of stock-based compensation			2,714				2,714

Balance at December 31, 2014	106,882	1,754	1,798,984	176,120	(46,003)	(16,281)	2,021,456
Comprehensive income				159,649	(5,130)		154,519
Dividends declared:
Preferred stock				(8,041)			(8,041)
Common stock: $0.48/share				(84,511)			(84,511)
Issuance of common stock		12	4,737			3,521	8,270
Restricted stock compensation			4,461				4,461
Tax benefit of stock-based compensation			28				28

Balance at December 31, 2015	$106,882	$1,766	$1,808,210	$243,217	$(51,133)	$(12,760)	$2,096,182

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Dollars in thousands

	Year Ended December 31
	2015	2014	2013
Operating Activities
Net income	$159,649	$144,050	$117,804
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	43,949	40,119	30,768
Provision for credit losses	40,441	38,648	31,090
Deferred tax expense	550	44,113	15,291
Net securities gains	(822)	(11,717)	(808)
Other-than-temporary impairment losses on securities	—	—	27
Tax benefit of stock-based compensation	(28)	(2,714)	(1,326)
Loans originated for sale	(445,558)	(162,010)	(219,324)
Loans sold	455,623	168,533	243,782
Gain on sale of loans	(8,666)	(5,565)	(3,845)
Net change in:
Interest receivable	(4,688)	(2,211)	(1,675)
Interest payable	760	(875)	(2,173)
Securities classified as trading in business combination and sold	—	241,595	125,800
Bank owned life insurance	(6,397)	(10,401)	(3,598)
Other, net	(11,333)	(34,746)	14,280

Net cash flows provided by operating activities	223,480	446,819	346,093

Investing Activities
Net increase in loans and leases	(985,999)	(1,192,618)	(643,568)
Securities available for sale:
Purchases	(421,901)	(829,800)	(375,222)
Sales	33,499	175,872	22,047
Maturities	284,483	303,875	345,528
Securities held to maturity:
Purchases	(465,597)	(475,579)	(373,136)
Sales	—	4,570	17,428
Maturities	277,967	213,730	285,765
Purchase of bank owned life insurance	(72,688)	(16)	(10,016)
Withdrawal/surrender of bank owned life insurance	72,664	21,968	—
Increase in premises and equipment	(9,723)	(20,238)	(14,882)
Net cash received in business combinations	144,629	59,980	141,637

Net cash flows used in investing activities	(1,142,666)	(1,738,256)	(604,419)

Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	1,259,765	652,808	458,153
Time deposits	(166,283)	(292,026)	(312,242)
Short-term borrowings	7,238	789,318	143,703
Increase of long-term borrowings	134,953	385,656	92,583
Repayment of long-term borrowings	(34,968)	(96,906)	(247,988)
Net proceeds from issuance of preferred stock	—	—	106,882
Net proceeds from issuance of common stock	12,731	12,857	62,092
Tax benefit of stock-based compensation	28	2,714	1,326
Cash dividends paid:
Preferred stock	(8,041)	(8,352)	—
Common stock	(84,511)	(81,220)	(71,246)

Net cash flows provided by financing activities	1,120,912	1,364,849	233,263

Net Increase (Decrease) in Cash and Cash Equivalents	201,726	73,412	(25,063)
Cash and cash equivalents at beginning of year	287,393	213,981	239,044

Cash and Cash Equivalents at End of Year	$489,119	$287,393	$213,981

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Dollars in thousands, except per share data

Nature of Operations

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania. Baltimore, Maryland and Cleveland, Ohio. As of December 31, 2015, the Corporation had 288 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking, and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 76 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2015.

1.    Summary of Significant Accounting Policies

Basis of Presentation

The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency (FNIA), LLC, Regency, Bank Capital Services, LLC, and F.N.B. Capital Corporation, LLC, and includes results for each of these entities in the accompanying consolidated financial statements.

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

Securities acquired in conjunction with acquisitions during 2014 and 2013 were classified as trading securities and were carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation both acquired and sold these trading securities during the quarters in which each of the acquisitions occurred. As of December 31, 2015 and 2014, the Corporation did not hold any trading securities.

Securities held to maturity are comprised of debt securities, for which management has the positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities, and other-than-temporary impairment (OTTI), if any.

Securities that are not classified as trading or held to maturity are classified as securities available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary and unrealized losses deemed to be other-than-temporary and attributable to non-credit factors reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and credit-related OTTI charges are recorded within non-interest income in the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

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

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income (AOCI), net of tax. Amounts are reclassified from AOCI to the consolidated statement of income in the period or periods in which the hedged transaction affects earnings.

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

Non-performing Loans

Interest is not accrued on loans where collectability is uncertain. The Corporation discontinues interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. Past due status is based on the contractual terms of the loan.

When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments subsequently received are generally applied to either principal or interest or both, depending on management’s evaluation of collectability. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires a sustained period of timely principal and interest payments.

Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. Recoveries of amounts previously charged off are credited to the allowance for credit losses.

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

Allowance for Credit Losses

The allowance for credit losses is established as losses are estimated to have occurred through a provision charged to earnings. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. Allowances for impaired commercial loans over $500 are generally determined based on collateral values or the present value of estimated cash flows. All other impaired loans are evaluated in the aggregate based on loan segment loss given default. Changes in the allowance for credit losses related to impaired loans are charged or credited to the provision for credit losses.

The allowance for credit losses is maintained at a level that, in management’s judgment, is believed adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Adequacy of the allowance for credit losses is based on management’s evaluation of potential loan losses in the loan portfolio, which includes an assessment of past experience, current economic conditions in specific industries and geographic areas, general economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Determination of the allowance for credit losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on transition matrices with predefined loss emergence periods and consideration of qualitative factors, all of which are susceptible to significant change.

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

The carryover of allowance for credit losses related to acquired loans is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. The allowance for credit losses on acquired loans reflects only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected.

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

Over the life of the acquired loan, the Corporation continues to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists and mortgage servicing rights are amortized over their estimated useful lives which range from eight to thirteen years.

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

The Corporation performs a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated quantitative factors, the Corporation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, the Corporation concluded that no impairment existed at December 31, 2015. However, future events could cause the Corporation to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and results of operations.

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

The Corporation assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Corporation will increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are unlikely to be recovered. The Corporation believes that it will ultimately recover the deferred tax assets recorded on the balance sheet. However, should there be a change in the Corporation’s ability to recover its deferred tax assets, the effect of this change would be recorded through the provision for income taxes in the period during which such change occurs.

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

Retirement Plans

The Corporation sponsors pension plans for its employees. The expense associated with the plans is calculated in accordance with ASC 715, Compensation – Retirement Benefits. The plans utilize assumptions and methods determined in accordance with ASC 715, including reflecting trust assets at their fair value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on its consolidated balance sheet. Gains and losses, prior service costs and credits are recognized in AOCI, net of tax, until they are amortized, or immediately upon curtailment.

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

2.    New Accounting Standards

Financial Instruments – Recognition and Measurement

In January 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance will change how entities measure certain equity investments, present changes in the fair value of financial liabilities measured under the fair value option (FVO) that are attributable to their own credit, and certain disclosure requirements and other aspects of current US GAAP. This ASU does not change the guidance for classifying and measuring investments in debt securities and loans.

The new guidance requires entities to measure investments in certain equity securities and other equity investments at the end of each reporting period at fair value, and to recognize changes therein in net income for the period. Financial liabilities measured using the FVO in ASC 825 will present separately in OCI the change in fair value caused by a change in instrument-specific credit risk. This change amends current US GAAP which requires the entire change in fair value to be recognized through earnings.

The new guidance also requires certain additional disclosures in the statement of financial position or in the accompanying notes to the financial statements. In addition, entities will be required to use the exit price when measuring the fair value of financial instruments carried at amortized cost.

The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of this guidance is not permitted except for the provision requiring recognition of the fair value changes caused by a change in instrument-specific credit risk in OCI for financial liabilities measured using the FVO in ASC 825. The adoption of this update is not expected to have a material effect on the consolidated financial statements, results of operations or liquidity of the Corporation.

Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer must recognize measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this update will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Corporation.

Insurance – Disclosures about Short-Duration Contracts

In May 2015, the FASB issued ASU No. 2015-09, Financial Services–Insurance: Disclosures about Short-Duration Contracts. ASU 2015-09 requires insurance entities that issue short-duration contracts to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses, including disclosure of information about significant changes in methodologies and assumptions used to calculate the liability, reasons for the change, and the effects on the financial statements. These additional disclosures will increase the transparency of significant estimates made in measuring those liabilities, improve comparability by requiring consistent disclosure of information, and provide financial statement users with information to facilitate analysis. ASU 2015-09 should be applied retrospectively and is effective for annual periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016, with early adoption permitted. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Cloud Computing Arrangements

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance about whether a cloud computing arrangement (CCA) includes a software license. If a CCA includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a CCA does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change GAAP for a customer’s accounting for service contracts. This update eliminates the existing requirement to analogize to the guidance on leases in ASC 840 in accounting for some software licenses. ASU 2015-05 is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-05 either prospectively or retrospectively. The Corporation will apply ASU 2015-05 prospectively. The adoption of this update is not expected to have a material effect on the Corporation’s financial statements.

Interest – Imputation of Interest

In April 2015, the FASB issued ASU No. 2015-03, Interest–Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the corresponding debt liability. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in this update. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Corporation early adopted this guidance by classifying as a deduction from long-term borrowings $1,500 of deferred debt issuance costs related to its October 2, 2015 offering of $100,000 subordinated notes. There were no debt issuance costs included in the prior period balance sheet.

Consolidation

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis. ASU 2015-02 affects reporting entities that must determine whether they should consolidate certain legal entities. This update modifies the evaluation of whether limited partnerships or similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The amendments are effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments either retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Presentation of Financial Statements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements–Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide related footnote disclosures. ASU 2014-15 defines substantial doubt as when it is probable that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued. The requirements of ASU 2014-15 are effective for reporting periods ending after December 15, 2016, and interim periods ending thereafter. Early adoption is permitted. The provisions of ASU 2014-15 are not anticipated to affect the Corporation.

Stock Compensation

In June, 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period. The amendments in this update clarify that a performance target in a share-based payment that affects vesting and that can be achieved after the requisite service period should be accounted for as a performance condition. As a result, the performance target is not reflected in the estimation of the award’s grant date fair value and compensation cost should be recognized in the period in which it becomes probable that the performance condition will be achieved and should represent compensation cost attributable to the periods for which the requisite service period has been rendered. The ASU is effective for reporting periods beginning after December 15, 2015. Upon adoption, the Corporation will elect to apply these amendments prospectively to all awards granted or modified after adoption. The adoption of this update will not have a material effect on the consolidated financial statements, results of operations or liquidity of the Corporation.

Revenue Recognition

In May, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to improve financial reporting by creating a single, principle-based revenue recognition framework. The core principle requires an entity to recognize revenue in a manner that depicts the transfer of promised goods and services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. All arrangements involving the transfer of goods and services to customers are within the scope of the guidance, except for certain contracts subject to other U.S. GAAP guidance, including lease contracts and rights and obligations related to financing arrangements and financial instruments. The guidance is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before annual reporting periods beginning after December 15, 2016. The guidance can be adopted using either the full retrospective approach or a modified retrospective approach. The Corporation will apply the guidance using a modified retrospective approach. The Corporation is in process of assessing the potential impact the adoption of this guidance will have on its consolidated financial statements.

3.    Mergers and Acquisitions

Metro Bancorp, Inc.

On February 13, 2016, the Corporation completed its acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. The acquisition continues the Corporation’s growth strategy, including expanding its geographic footprint in markets throughout central Pennsylvania. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

On the acquisition date, METR had assets with a net book value of approximately $2,854,896, including $1,980,790 in loans, and deposits with a net book value of approximately $2,326,313. The acquisition was valued at approximately $402,990 and resulted in the Corporation issuing 34,041,181 shares of its common stock in exchange for 14,345,319 shares of METR common stock. The Corporation also acquired the fully vested outstanding stock options of METR.

The merger will be accounted for in accordance with the acquisition method of accounting. Preliminary fair values for all assets and liabilities are not reported herein as the Corporation is undertaking a comprehensive review and determination of the fair values of the assets and liabilities of METR to ensure that they conform to the measurement and reporting guidance set forth for the accounting for business combinations. Determining the fair value of assets and liabilities, especially in the loan portfolio, is a complex process involving significant judgment regarding estimates and assumptions used to calculate fair values. Accordingly, the initial accounting for the merger is not complete.

Goodwill expected to be recorded in the transaction will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The Corporation incurred merger expenses of $1,260 related to the METR acquisition for the year ended December 31, 2015.

The following pro forma financial information for the year ended December 31, 2015 reflects the Corporation’s estimated consolidated pro forma results of operations as if the METR acquisition occurred on January 1, 2015, unadjusted for potential cost savings:

Revenue (net interest income and non-interest income)	$790,391
Net income	171,850
Net income available to common stockholders	163,809
Earnings per common share – basic	0.78
Earnings per common share – diluted	0.78

Branch Purchase – Bank of America

On September 18, 2015, the Corporation completed its purchase of five branch-banking locations in southeastern Pennsylvania from Bank of America (BofA). The fair value of the acquired assets totaled $154,619, including $148,159 in cash, $4,485 in goodwill and intangible assets, and $1,975 in fixed and other assets. The Corporation also assumed $154,619 in deposits associated with these branches. The Corporation paid a deposit premium of 1.94% and acquired an immaterial amount of loans as part of the transaction. The Corporation’s operating results for 2015 includes the impact of branch activity subsequent to the September 18, 2015 closing date. Goodwill of $1,485 for this transaction is expected to be deductible for income tax purposes.

Insurance Brokerage – Conway E&S, Inc.

On July 18, 2015, the Corporation, through its wholly-owned subsidiary, FNIA, acquired certain account assets of Conway E&S, Inc., a Pittsburgh-based independent insurance brokerage firm. Under the purchase agreement, the Corporation paid $464 in cash and recorded goodwill of $269 and other intangibles of $195 in connection with this acquisition.

Insurance Brokerage – First Niagara Risk Management, Inc.

On June 22, 2015, FNIA acquired the Pittsburgh Insurance Brokerage Segment of First Niagara Risk Management, Inc. Under the purchase agreement, the Corporation paid $3,066 in cash and recorded goodwill of $1,639, other intangibles of $1,186, and miscellaneous other assets of $241 in connection with this acquisition.

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

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. On the acquisition date, the estimated fair values of BCSB included $596,122 in assets, $304,932 in loans and $532,197 in deposits. The acquisition was valued at $80,547 and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock. The Corporation also acquired the outstanding stock options of BCSB that became fully vested upon the acquisition. The assets and liabilities of BCSB were recorded on the Corporation’s consolidated balance sheet at their fair values as of February 15, 2014, the acquisition date, and BCSB’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. BCSB’s banking affiliate, Baltimore County Savings Bank, was merged into FNBPA on February 15, 2014. Based on the purchase price allocation, the Corporation recorded $42,452 in goodwill and $6,591 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

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

Annapolis Bancorp, Inc.

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, the estimated fair values of ANNB included $430,252 in assets, $256,212 in loans and $349,370 in deposits. The acquisition was valued at $56,300 and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. The Corporation also acquired the outstanding stock options of ANNB that became fully vested upon the acquisition. Additionally, the Corporation paid $609, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement. The assets and liabilities of ANNB were recorded on the Corporation’s consolidated balance sheets at their fair values as of April 6, 2013, the acquisition date, and ANNB’s results of operations have been included in the Corporation’s consolidated statements of comprehensive income since that date. ANNB’s banking affiliate, BankAnnapolis, was merged into FNBPA on April 6, 2013. In conjunction with the acquisition, a warrant issued by ANNB to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP) was assumed by the Corporation and converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant expires January 30, 2019 and has an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 364,843, with a resulting lower exercise price of $3.38 per share as of December 31, 2015. Based on the purchase price allocation, the Corporation recorded $35,854 in goodwill and $3,775 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The following table summarizes the amounts recorded on the consolidated balance sheet as of each of the acquisition dates in conjunction with the acquisitions noted above:

	Bank of America Branches	OBA Financial Services, Inc.	BCSB Bancorp, Inc.	PVF Capital Corp.	Annapolis Bancorp, Inc.
Fair value of consideration paid:
Common stock issued, net of offering costs	$—	$85,554	$80,547	$109,856	$54,065
Warrant assumed	—	—	—	—	2,235

Total consideration paid	—	85,554	80,547	109,856	56,300

Fair value of identifiable assets acquired:
Cash and cash equivalents	148,159	32,913	26,980	99,738	41,986
Securities	—	39,891	208,538	47,258	99,309
Loans	842	291,393	304,932	512,795	256,212
Other intangible assets	3,000	4,304	6,591	15,288	3,775
Other assets	1,133	21,659	49,081	62,150	28,970

Total identifiable assets acquired	153,134	390,160	596,122	737,229	430,252

Fair value of liabilities assumed:
Deposits	154,619	295,922	532,197	628,019	349,370
Borrowings	—	27,602	17,011	37,241	58,204
Other liabilities	—	1,189	8,819	17,840	2,232

Total liabilities assumed	154,619	324,713	558,027	683,100	409,806

Fair value of net identifiable assets acquired	(1,485)	65,447	38,095	54,129	20,446

Goodwill recognized	$1,485	$20,107	$42,452	$55,727	$35,854

Pending Branch Purchase – Fifth Third Bank

On September 3, 2015, the Corporation announced that it entered into a purchase and assumption agreement to acquire approximately $383,000 in retail and private banking deposits, 17 branch-banking locations and related consumer loans in the Pittsburgh, Pennsylvania area from Fifth Third Bank. The transaction is expected to close during the second quarter of 2016.

4.    Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
December 31, 2015
U.S. Treasury	$29,738	$58	$—	$29,796
U.S. government-sponsored entities	368,463	856	(1,325)	367,994
Residential mortgage-backed securities:
Agency mortgage-backed securities	703,069	4,594	(2,832)	704,831
Agency collateralized mortgage obligations	503,328	1,032	(8,530)	495,830
Non-agency collateralized mortgage obligations	1,177	13	—	1,190
Commercial mortgage-backed securities	4,299	—	(12)	4,287
States of the U.S. and political subdivisions	10,748	309	—	11,057
Other debt securities	14,729	208	(651)	14,286

Total debt securities	1,635,551	7,070	(13,350)	1,629,271
Equity securities	975	324	(3)	1,296

	$1,636,526	$7,394	$(13,353)	$1,630,567

December 31, 2014
U.S. Treasury	$29,604	$78	$—	$29,682
U.S. government-sponsored entities	338,330	742	(1,939)	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	546,572	7,548	(35)	554,085
Agency collateralized mortgage obligations	580,601	1,617	(9,047)	573,171
Non-agency collateralized mortgage obligations	1,414	17	—	1,431
Commercial mortgage-backed securities	7,891	—	(11)	7,880
States of the U.S. and political subdivisions	12,713	477	(32)	13,158
Other debt securities	16,615	420	(857)	16,178

Total debt securities	1,533,740	10,899	(11,921)	1,532,718
Equity securities	1,031	316	—	1,347

	$1,534,771	$11,215	$(11,921)	$1,534,065

December 31, 2013
U.S. government-sponsored entities	$336,763	$126	$(5,904)	$330,985
Residential mortgage-backed securities:
Agency mortgage-backed securities	247,880	4,304	(1,303)	250,881
Agency collateralized mortgage obligations	511,098	895	(20,794)	491,199
Non-agency collateralized mortgage obligations	1,747	15	—	1,762
States of the U.S. and political subdivisions	16,842	410	(250)	17,002
Collateralized debt obligations	37,203	4,507	(10,115)	31,595
Other debt securities	16,505	524	(929)	16,100

Total debt securities	1,168,038	10,781	(39,295)	1,139,524
Equity securities	1,444	682	—	2,126

	$1,169,482	$11,463	$(39,295)	$1,141,650

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
December 31, 2015
U.S. Treasury	$500	$153	$—	$653
U.S. government-sponsored entities	137,385	809	(395)	137,799
Residential mortgage-backed securities:
Agency mortgage-backed securities	709,970	9,858	(1,176)	718,652
Agency collateralized mortgage obligations	499,694	803	(7,657)	492,840
Non-agency collateralized mortgage obligations	2,681	14	—	2,695
Commercial mortgage-backed securities	51,258	115	(259)	51,114
States of the U.S. and political subdivisions	235,573	4,191	(101)	239,663

	$1,637,061	$15,943	$(9,588)	$1,643,416

December 31, 2014
U.S. Treasury	$502	$168	$—	$670
U.S. government-sponsored entities	101,602	885	(524)	101,963
Residential mortgage-backed securities:
Agency mortgage-backed securities	677,169	16,712	(346)	693,535
Agency collateralized mortgage obligations	501,965	1,858	(7,329)	496,494
Non-agency collateralized mortgage obligations	4,285	28	—	4,313
Commercial mortgage-backed securities	17,560	179	—	17,739
States of the U.S. and political subdivisions	150,272	3,315	(43)	153,544

	$1,453,355	$23,145	$(8,242)	$1,468,258

December 31, 2013
U.S. Treasury	$503	$99	$—	$602
U.S. government-sponsored entities	43,322	180	(1,151)	42,351
Residential mortgage-backed securities:
Agency mortgage-backed securities	628,681	12,281	(6,032)	634,930
Agency collateralized mortgage obligations	385,408	764	(15,844)	370,328
Non-agency collateralized mortgage obligations	6,852	44	(4)	6,892
Commercial mortgage-backed securities	2,241	124	(37)	2,328
States of the U.S. and political subdivisions	132,162	1,992	(2,022)	132,132

	$1,199,169	$15,484	$(25,090)	$1,189,563

Gross gains and gross losses were realized on securities as follows:

Year Ended December 31	2015	2014	2013
Gross gains	$831	$20,241	$1,200
Gross losses	(9)	(8,524)	(392)

	$822	$11,717	$808

During 2014, the Corporation strategically sold its entire portfolio of pooled trust preferred securities (TPS) with net proceeds of $51,540 and a gain of $13,766. These were previously classified as collateralized debt obligations (CDOs) available for sale. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and as such, was required to be disposed of by July 2016. Partially offsetting this gain was a net loss of $2,049 relating to the sale of other securities. By selling these securities, the

Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

As of December 31, 2015, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,178	$5,183	$2,409	$2,426
Due from one to five years	403,591	403,401	136,744	136,841
Due from five to ten years	10,013	10,304	64,954	66,347
Due after ten years	4,896	4,245	169,351	172,501

	423,678	423,133	373,458	378,115
Residential mortgage-backed securities:
Agency mortgage-backed securities	703,069	704,831	709,970	718,652
Agency collateralized mortgage obligations	503,328	495,830	499,694	492,840
Non-agency collateralized mortgage obligations	1,177	1,190	2,681	2,695
Commercial mortgage-backed securities	4,299	4,287	51,258	51,114
Equity securities	975	1,296	—	—

	$1,636,526	$1,630,567	$1,637,061	$1,643,416

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

At December 31, 2015 and 2014, securities with a carrying value of $1,728,939 and $1,036,380, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $272,629 and $892,647 at December 31, 2015 and 2014, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			Greater than 12 Months			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
December 31, 2015
U.S. government-sponsored entities	6	$99,131	$(814)	2	$34,487	$(511)	8	$133,618	$(1,325)
Residential mortgage-backed securities:
Agency mortgage-backed securities	19	359,250	(2,832)	—	—	—	19	359,250	(2,832)
Agency collateralized mortgage obligations	9	126,309	(1,366)	18	215,330	(7,164)	27	341,639	(8,530)
Commercial mortgage-backed securities	1	4,287	(12)	—	—	—	1	4,287	(12)
Other debt securities	—	—	—	3	4,245	(651)	3	4,245	(651)
Equity securities	1	632	(3)	—	—	—	1	632	(3)

	36	$589,609	$(5,027)	23	$254,062	$(8,326)	59	$843,671	$(13,353)

December 31, 2014
U.S. government-sponsored entities	7	$89,986	$(275)	7	$99,326	$(1,664)	14	$189,312	$(1,939)
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	45,145	(35)	—	—	—	2	45,145	(35)
Agency collateralized mortgage obligations	9	166,908	(1,238)	16	225,700	(7,809)	25	392,608	(9,047)
Commercial mortgage-backed securities	1	7,880	(11)	—	—	—	1	7,880	(11)
States of the U.S. and political subdivisions	—	—	—	1	1,159	(32)	1	1,159	(32)
Other debt securities	—	—	—	4	6,030	(857)	4	6,030	(857)

	19	$309,919	$(1,559)	28	$332,215	$(10,362)	47	$642,134	$(11,921)

Securities Held to Maturity:
December 31, 2015
U.S. government-sponsored entities	3	$39,843	$(173)	1	$14,778	$(222)	4	$54,621	$(395)
Residential mortgage-backed securities:
Agency mortgage-backed securities	17	212,024	(1,159)	1	917	(17)	18	212,941	(1,176)
Agency collateralized mortgage obligations	11	150,593	(1,434)	14	160,716	(6,223)	25	311,309	(7,657)
Commercial mortgage-backed securities	3	46,278	(259)	—	—	—	3	46,278	(259)
States of the U.S. and political subdivisions	9	17,616	(101)	—	—	—	9	17,616	(101)

	43	$466,354	$(3,126)	16	$176,411	$(6,462)	59	$642,765	$(9,588)

December 31, 2014
U.S. government-sponsored entities	2	$24,989	$(40)	2	$29,516	$(484)	4	$54,505	$(524)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,099	(1)	4	45,042	(345)	5	46,141	(346)
Agency collateralized mortgage obligations	8	104,071	(630)	14	189,642	(6,699)	22	293,713	(7,329)
States of the U.S. and political subdivisions	1	1,427	(4)	4	5,453	(39)	5	6,880	(43)

	12	$131,586	$(675)	24	$269,653	$(7,567)	36	$401,239	$(8,242)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s portfolio of TPS consists of three single-issuer securities, which are primarily from money-center and large regional banks and are included in other debt securities. These single-issuer TPS had an amortized cost and estimated fair value of $4,896 and $4,245 at December 31, 2015, respectively. The Corporation has concluded from its analysis performed at December 31, 2015 that it is probable that the Corporation will collect all contractual principal and interest payments related to these securities.

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

	Collateralized Debt Obligations	Equities	Total
For the Year Ended December 31, 2015
Beginning balance	$—	$27	$27
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	—	—	—

Ending balance	$—	$27	$27

For the Year Ended December 31, 2014
Beginning balance	$17,155	$27	$17,182
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	(17,155)	—	(17,155)

Ending balance	$—	$27	$27

The Corporation did not recognize any impairment losses on securities for the years ended December 31, 2015 and 2014. The Corporation recognized a net impairment loss of $27 for 2013, due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $246,630 as of December 31, 2015 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. General obligation bonds comprise 99.8% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 93.8% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1,561. In addition to the strong stand-alone ratings, 81.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At December 31, 2015 and 2014, the Corporation’s FHLB stock totaled $72,890 and $54,751, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, along with a special dividend during the first quarter of 2015 and quarterly cash dividends in 2014 and 2015, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

6.    Loans and Leases

Following is a summary of loans and leases, net of unearned income:

	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
December 31, 2015
Commercial real estate	$3,531,146	$577,910	$4,109,056
Commercial and industrial	2,534,351	67,371	2,601,722
Commercial leases	204,553	—	204,553

Total commercial loans and leases	6,270,050	645,281	6,915,331
Direct installment	1,660,717	45,919	1,706,636
Residential mortgages	1,044,689	351,282	1,395,971
Indirect installment	996,175	554	996,729
Consumer lines of credit	1,021,830	115,425	1,137,255
Other	38,518	—	38,518

	$11,031,979	$1,158,461	$12,190,440

December 31, 2014
Commercial real estate	$3,031,810	$783,898	$3,815,708
Commercial and industrial	2,197,793	120,222	2,318,015
Commercial leases	177,824	—	177,824

Total commercial loans and leases	5,407,427	904,120	6,311,547
Direct installment	1,579,770	64,851	1,644,621
Residential mortgages	817,586	445,467	1,263,053
Indirect installment	873,645	1,906	875,551
Consumer lines of credit	946,427	164,549	1,110,976
Other	41,290	—	41,290

	$9,666,145	$1,580,893	$11,247,038

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

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $186,162 or 1.5% of total loans at December 31, 2015, compared to $180,588 or 1.6% of total loans at December 31, 2014. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of December 31, 2015, 38.1% of the commercial real estate loans were owner-occupied, while the remaining 61.9% were non-owner-occupied, compared to 41.6% and 58.4%, respectively, as of December 31, 2014. As of December 31, 2015 and 2014, the Corporation had commercial construction loans of $352,322 and $296,156, respectively, representing 2.9% and 2.6% of total loans at those respective dates. As of December 31, 2015 and 2014, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

The Corporation has extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection. Following is an analysis of these loans to related parties:

Total loans at December 31, 2014	$42,263
New loans	4,954
Repayments	(3,802)
Other	(1,614)

Total loans at December 31, 2015	$41,801

Other represents the net change in loan balances resulting from changes in related parties during 2015.

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

December 31	2015	2014
Accounted for under ASC 310-30:
Outstanding balance	$1,258,418	$1,597,558
Carrying amount	1,011,139	1,344,171

Accounted for under ASC 310-20:
Outstanding balance	146,161	242,488
Carrying amount	140,595	228,748

Total acquired loans:
Outstanding balance	1,404,579	1,840,046
Carrying amount	1,151,734	1,572,919

The carrying amount of purchased credit impaired loans included in the table above totaled $5,940 at December 31, 2015 and $9,556 at December 31, 2014, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

Year Ended December 31	2015	2014
Balance at beginning of period	$331,899	$305,646
Acquisitions	—	125,001
Reduction due to unexpected early payoffs	(47,075)	(48,556)
Reclass from non-accretable difference	32,141	29,643
Disposals/transfers	(674)	(5,513)
Accretion	(60,171)	(74,322)

Balance at end of period	$256,120	$331,899

Credit Quality

Management monitors the credit quality of the Corporation’s loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

Following is a summary of non-performing assets:

December 31	2015	2014
Non-accrual loans	$49,897	$45,113
Troubled debt restructurings	22,028	23,439

Total non-performing loans	71,925	68,552
Other real estate owned (OREO)	38,918	41,466

Total non-performing assets	$110,843	$110,018

Asset quality ratios:
Non-performing loans as a percent of total loans and leases	0.59%	0.61%
Non-performing loans + OREO as a percent of total loans and leases + OREO	0.91%	0.97%
Non-performing assets as a percent of total assets	0.63%	0.68%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $5,219 at December 31, 2015. Also, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2015 amounted to $11,725.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2015
Commercial real estate	$11,006	$1	$23,503	$34,510	$3,496,636	$3,531,146
Commercial and industrial	5,409	3	14,382	19,794	2,514,557	2,534,351
Commercial leases	924	—	659	1,583	202,970	204,553

Total commercial loans and leases	17,339	4	38,544	55,887	6,214,163	6,270,050
Direct installment	9,254	3,813	4,806	17,873	1,642,844	1,660,717
Residential mortgages	8,135	1,470	2,882	12,487	1,032,202	1,044,689
Indirect installment	9,472	379	1,361	11,212	984,963	996,175
Consumer lines of credit	2,410	1,189	1,181	4,780	1,017,050	1,021,830
Other	73	169	—	242	38,276	38,518

	$46,683	$7,024	$48,774	$102,481	$10,929,498	$11,031,979

December 31, 2014
Commercial real estate	$9,601	$313	$24,132	$34,046	$2,997,764	$3,031,810
Commercial and industrial	2,446	3	8,310	10,759	2,187,034	2,197,793
Commercial leases	961	43	722	1,726	176,098	177,824

Total commercial loans and leases	13,008	359	33,164	46,531	5,360,896	5,407,427
Direct installment	9,333	3,617	7,117	20,067	1,559,703	1,579,770
Residential mortgages	8,709	3,891	2,964	15,564	802,022	817,586
Indirect installment	7,804	684	1,149	9,637	864,008	873,645
Consumer lines of credit	2,408	562	719	3,689	942,738	946,427
Other	13	135	—	148	41,142	41,290

	$41,275	$9,248	$45,113	$95,636	$9,570,509	$9,666,145

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)(2)	Current	Discount	Total Loans
Acquired Loans
December 31, 2015
Commercial real estate	$6,399	$12,752	$931	$20,082	$593,128	$(35,300)	$577,910
Commercial and industrial	1,065	616	103	1,784	72,037	(6,450)	67,371

Total commercial loans	7,464	13,368	1,034	21,866	665,165	(41,750)	645,281
Direct installment	837	659	—	1,496	43,596	827	45,919
Residential mortgages	5,871	15,136	—	21,007	366,742	(36,467)	351,282
Indirect installment	32	9	—	41	571	(58)	554
Consumer lines of credit	830	546	89	1,465	117,443	(3,483)	115,425

	$15,034	$29,718	$1,123	$45,875	$1,193,517	$(80,931)	$1,158,461

December 31, 2014
Commercial real estate	$12,076	$12,368	—	$24,444	$799,991	$(40,537)	$783,898
Commercial and industrial	687	1,968	—	2,655	127,535	(9,968)	120,222

Total commercial loans	12,763	14,336	—	27,099	927,526	(50,505)	904,120
Direct installment	2,670	1,443	—	4,113	59,532	1,206	64,851
Residential mortgages	8,159	19,936	—	28,095	456,810	(39,438)	445,467
Indirect installment	38	30	—	68	2,179	(341)	1,906
Consumer lines of credit	1,048	2,279	—	3,327	166,912	(5,690)	164,549

	$24,678	$38,024	—	$62,702	$1,612,959	$(94,768)	$1,580,893

(1)	Past due information for loans acquired is based on the contractual balance outstanding at December 31, 2015 and 2014.

(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method. Acquired loans are considered non-accrual or non-performing when, due to credit deterioration or other factors, the Corporation determines it is no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. The Corporation does not recognize interest income on acquired loans considered non-accrual or non-performing.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan and lease portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans by credit quality category segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
December 31, 2015
Commercial real estate	$3,416,527	$52,887	$61,411	$321	$3,531,146
Commercial and industrial	2,335,103	109,539	87,380	2,329	2,534,351
Commercial leases	198,207	2,447	3,899	—	204,553

	$5,949,837	$164,873	$152,690	$2,650	$6,270,050

December 31, 2014
Commercial real estate	$2,890,830	$58,630	$81,951	$399	$3,031,810
Commercial and industrial	2,085,893	71,420	39,684	796	2,197,793
Commercial leases	174,677	2,198	949	—	177,824

	$5,151,400	$132,248	$122,584	$1,195	$5,407,427

Acquired Loans
December 31, 2015
Commercial real estate	$464,162	$47,619	$66,129	—	$577,910
Commercial and industrial	56,446	3,182	7,743	—	67,371

	$520,608	$50,801	$73,872	—	$645,281

December 31, 2014
Commercial real estate	$610,260	$73,891	$99,747	—	$783,898
Commercial and industrial	103,862	3,506	12,854	—	120,222

	$714,122	$77,397	$112,601	—	$904,120

Credit quality information for acquired loans is based on the contractual balance outstanding at December 31, 2015 and 2014.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer and other loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
December 31, 2015
Direct installment	$1,646,925	$13,792	$1,660,717
Residential mortgages	1,031,926	12,763	1,044,689
Indirect installment	994,661	1,514	996,175
Consumer lines of credit	1,019,783	2,047	1,021,830
Other	38,518	—	38,518

December 31, 2014
Direct installment	$1,565,090	$14,680	$1,579,770
Residential mortgages	802,522	15,064	817,586
Indirect installment	872,340	1,305	873,645
Consumer lines of credit	944,631	1,796	946,427
Other	41,290	—	41,290

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

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Year Ended December 31, 2015
Commercial real estate	$33,780	$24,423	$772	$25,195	$321	$26,143
Commercial and industrial	15,860	9,176	5,543	14,719	2,329	12,298
Commercial leases	659	659	—	659	—	747

Total commercial loans and leases	50,299	34,258	6,315	40,573	2,650	39,188
Direct installment	14,679	13,792	—	13,792	—	13,267
Residential mortgages	13,394	12,763	—	12,763	—	12,896
Indirect installment	3,745	1,514	—	1,514	—	1,401
Consumer lines of credit	2,408	2,047	—	2,047	—	2,198

	$84,525	$64,374	$6,315	$70,689	$2,650	$68,950

At or for the Year Ended December 31, 2014
Commercial real estate	$34,583	$25,443	$883	$26,326	$399	$30,807
Commercial and industrial	11,412	7,609	1,948	9,557	780	9,510
Commercial leases	722	722	—	722	—	686

Total commercial loans and leases	46,717	33,774	2,831	36,605	1,179	41,003
Direct installment	14,987	14,680	—	14,680	—	14,248
Residential mortgages	16,791	15,064	—	15,064	—	16,924
Indirect installment	1,467	1,305	—	1,305	—	1,399
Consumer lines of credit	1,803	1,796	—	1,796	—	1,793

	$81,765	$66,619	$2,831	$69,450	$1,179	$75,367

Interest income is generally no longer recognized once a loan becomes impaired.

These tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories: commercial real estate of $3,073; commercial and industrial of $695; direct installment of $1,557; residential mortgages of $659; indirect installment of $221; and consumer lines of credit of $522, totaling $6,727 at December 31, 2015 and commercial real estate of $3,286; commercial and industrial of $1,484; direct installment of $1,847; residential mortgages of $858; indirect installment of $232; and consumer lines of credit of $267, totaling $7,974 at December 31, 2014.

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

Following is a summary of the composition of total TDRs:

December 31	2015	2014
Accruing:
Performing	$15,165	$9,441
Non-performing	22,028	23,439
Non-accrual	8,307	8,272

	$45,500	$41,152

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During 2015, the Corporation returned to performing status $7,338 in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for credit losses included specific reserves for commercial TDRs of $300 and $371 at December 31, 2015 and 2014, respectively, and pooled reserves for individual loans under $500 of $929 and $1,215 for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for credit losses included pooled reserves for these classes of loans of $3,515 and $3,448 at December 31, 2015 and 2014, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

Year Ended December 31	2015			2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	3	$1,165	$960	11	$2,946	$2,282
Commercial and industrial	1	5	4	4	573	540

Total commercial loans	4	1,170	964	15	3,519	2,822
Direct installment	489	6,712	6,314	522	5,742	5,422
Residential mortgages	45	1,667	1,660	46	2,456	2,357
Indirect installment	17	55	48	24	70	66
Consumer lines of credit	58	950	832	41	1,089	1,037

	613	$10,554	$9,818	648	$12,876	$11,704

Following is a summary of TDRs, by class of loans, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

Year Ended December 31	2015		2014
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial real estate	1	$26	—	$—
Commercial and industrial	—	—	—	—

Total commercial loans	1	26	—	—
Direct installment	97	510	97	728
Residential mortgages	7	306	4	151
Indirect installment	9	14	7	16
Consumer lines of credit	—	—	1	50

	114	$856	109	$945

(1)	The recorded investment is as of period end.

7.    Allowance for Credit Losses

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2015
Commercial real estate	$37,588	$(4,443)	$1,117	$(3,326)	$7,479	$41,741
Commercial and industrial	32,645	(3,562)	1,773	(1,789)	10,167	41,023
Commercial leases	2,398	(544)	101	(443)	586	2,541

Total commercial loans and leases	72,631	(8,549)	2,991	(5,558)	18,232	85,305
Direct installment	20,538	(10,844)	1,527	(9,317)	10,366	21,587
Residential mortgages	8,024	(1,010)	85	(925)	810	7,909
Indirect installment	7,504	(6,427)	1,190	(5,237)	7,622	9,889
Consumer lines of credit	8,496	(1,653)	175	(1,478)	2,564	9,582
Other	759	(1,691)	55	(1,636)	1,890	1,013

Total allowance on originated loans	117,952	(30,174)	6,023	(24,151)	41,484	135,285

Purchased credit-impaired loans	660	(64)	19	(45)	219	834
Other acquired loans	7,314	(830)	671	(159)	(1,262)	5,893

Total allowance on acquired loans	7,974	(894)	690	(204)	(1,043)	6,727

Total allowance	$125,926	$(31,068)	$6,713	$(24,355)	$40,441	$142,012

Year Ended December 31, 2014
Commercial real estate	$32,548	$(6,568)	$2,351	$(4,217)	$9,257	$37,588
Commercial and industrial	32,603	(3,454)	1,412	(2,042)	2,084	32,645
Commercial leases	1,903	(415)	105	(310)	805	2,398

Total commercial loans and leases	67,054	(10,437)	3,868	(6,569)	12,146	72,631
Direct installment	17,824	(9,600)	1,163	(8,437)	11,151	20,538
Residential mortgages	5,836	(760)	74	(686)	2,874	8,024
Indirect installment	6,409	(3,627)	875	(2,752)	3,847	7,504
Consumer lines of credit	7,231	(1,495)	218	(1,277)	2,542	8,496
Other	530	(1,329)	24	(1,305)	1,534	759

Total allowance on originated loans	104,884	(27,248)	6,222	(21,026)	34,094	117,952

Purchased credit-impaired loans	1,000	(2,614)	1	(2,613)	2,273	660
Other acquired loans	4,900	(873)	1,006	133	2,281	7,314

Total allowance on acquired loans	5,900	(3,487)	1,007	(2,480)	4,554	7,974

Total allowance	$110,784	$(30,735)	$7,229	$(23,506)	$38,648	$125,926

Year Ended December 31, 2013
Commercial real estate	$34,810	$(5,465)	$1,799	$(3,666)	$1,404	$32,548
Commercial and industrial	31,849	(5,124)	2,108	(3,016)	3,770	32,603
Commercial leases	1,744	(432)	179	(253)	412	1,903

Total commercial loans and leases	68,403	(11,021)	4,086	(6,935)	5,586	67,054
Direct installment	15,130	(9,059)	931	(8,128)	10,822	17,824
Residential mortgages	5,155	(1,345)	162	(1,183)	1,864	5,836
Indirect installment	5,449	(3,337)	773	(2,564)	3,524	6,409
Consumer lines of credit	6,057	(1,974)	274	(1,700)	2,874	7,231
Other	—	(965)	—	(965)	1,495	530

Total allowance on originated loans	100,194	(27,701)	6,226	(21,475)	26,165	104,884

Purchased credit-impaired loans	759	(299)	—	(299)	540	1,000
Other acquired loans	3,421	(2,530)	(376)	(2,906)	4,385	4,900

Total allowance on acquired loans	4,180	(2,829)	(376)	(3,205)	4,925	5,900

Total allowance	$104,374	$(30,530)	$5,850	$(24,680)	$31,090	$110,784

Following is a summary of the individual and collective originated allowance for credit losses and corresponding originated loan and lease balances by class:

	Allowance		Loans and Leases Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Originated Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2015
Commercial real estate	$321	$41,420	$3,531,146	$12,904	$3,518,242
Commercial and industrial	2,329	38,694	2,534,351	10,802	2,523,549
Commercial leases	—	2,541	204,553	—	204,553

Total commercial loans and leases	2,650	82,655	6,270,050	23,706	6,246,344
Direct installment	—	21,587	1,660,717	—	1,660,717
Residential mortgages	—	7,909	1,044,689	—	1,044,689
Indirect installment	—	9,889	996,175	—	996,175
Consumer lines of credit	—	9,582	1,021,830	—	1,021,830
Other	—	1,013	38,518	—	38,518

	$2,650	$132,635	$11,031,979	$23,706	$11,008,273

December 31, 2014
Commercial real estate	$399	$37,189	$3,031,810	$13,952	$3,017,858
Commercial and industrial	780	31,865	2,197,793	5,837	2,191,956
Commercial leases	—	2,398	177,824	—	177,824

Total commercial loans and leases	1,179	71,452	5,407,427	19,789	5,387,638
Direct installment	—	20,538	1,579,770	—	1,579,770
Residential mortgages	—	8,024	817,586	—	817,586
Indirect installment	—	7,504	873,645	—	873,645
Consumer lines of credit	—	8,496	946,427	—	946,427
Other	—	759	41,290	—	41,290

	$1,179	$116,773	$9,666,145	$19,789	$9,646,356

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

8.    Premises and Equipment

Following is a summary of premises and equipment:

December 31	2015	2014
Land	$33,023	$35,473
Premises	143,757	150,868
Equipment	130,066	117,223

	306,846	303,564
Accumulated depreciation	(147,766)	(134,808)

	$159,080	$168,756

Depreciation expense for premises and equipment was $20,009 for 2015, $18,671 for 2014 and $15,558 for 2013.

The Corporation has operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC 840, Leases, taking into account escalation clauses. Rental expense was $16,193 for 2015, $14,564 for 2014 and $10,443 for 2013.

Total minimum rental commitments under such leases were $90,320 at December 31, 2015. Following is a summary of future minimum lease payments for years following December 31, 2015:

2016	$14,529
2017	13,373
2018	11,768
2019	9,637
2020	7,733
Later years	33,280

9.    Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business:

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Total
Balance at January 1, 2014	$745,469	$8,020	$8,950	$1,809	$764,248
Goodwill additions	67,965	—	—	—	67,965

Balance at December 31, 2014	813,434	8,020	8,950	1,809	832,213
Goodwill (deductions) additions	(1,035)	—	1,908	—	873

Balance at December 31, 2015	$812,399	$8,020	$10,858	$1,809	$833,086

The Corporation recorded goodwill during 2015 and 2014 as a result of the purchase accounting adjustments relating to the various acquisitions described in the “Mergers and Acquisitions” footnote in this Report.

The following table shows a summary of core deposit intangibles, customer renewal lists and mortgage servicing rights:

	Core Deposit Intangibles	Customer Renewal Lists	Mortgage Servicing Rights	Total Finite- lived Intangibles
December 31, 2015
Gross carrying amount	$111,594	$12,351	$12,766	$136,711
Accumulated amortization	(79,362)	(7,860)	(3,845)	(91,067)

	$32,232	$4,491	$8,921	$45,644

December 31, 2014
Gross carrying amount	$108,593	$10,970	$11,691	$131,254
Accumulated amortization	(71,818)	(7,099)	(4,833)	(83,750)

	$36,775	$3,871	$6,858	$47,504

Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists and mortgage servicing rights are being amortized over their estimated useful lives, which range from eight to thirteen years.

Amortization expense on finite-lived intangible assets totaled $10,555 for 2015, $12,310 for 2014 and $9,406 for 2013, of which $2,250, $2,593 and $999 related to mortgage servicing rights for 2015, 2014 and 2013, respectively. The amortization relating to mortgage servicing rights is included in mortgage banking operations within the non-interest income section on the Consolidated Income Statement, while the remaining amortization expense is reflected within the non-interest expense section. Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2015:

2016	$9,229
2017	8,011
2018	6,150
2019	5,312
2020	4,962

Goodwill and other intangible assets are reviewed annually for impairment, and more frequently if impairment indicators exist. The Corporation completed this review in 2015 and 2014 and determined that its intangible assets are not impaired.

10.    Deposits

Following is a summary of deposits:

December 31	2015	2014
Non-interest-bearing demand	$3,059,949	$2,647,623
Interest-bearing demand	5,311,589	4,547,628
Savings	1,786,459	1,575,922
Certificates and other time deposits	2,465,466	2,611,035

	$12,623,463	$11,382,208

Time deposits of $250,000 or more were $213,805 and $228,810 at December 31, 2015 and 2014, respectively. Time deposits of $100,000 or more were $861,042 and $895,505 at December 31, 2015 and 2014, respectively. Following is a summary of the time deposits of $100,000 or more by remaining maturity at December 31, 2015:

	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$88,520	$7,973	$96,493
Three to six months	113,475	9,928	123,403
Six to twelve months	187,347	24,558	211,905
Over twelve months	311,127	118,114	429,241

	$700,469	$160,573	$861,042

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2015:

2016	$1,312,627
2017	439,392
2018	197,080
2019	213,622
2020	197,573
Later years	105,172

11.    Short-Term Borrowings

Following is a summary of short-term borrowings:

December 31	2015	2014
Securities sold under repurchase agreements	$266,732	$882,696
Federal Home Loan Bank advances	1,090,000	820,000
Federal funds purchased	568,000	210,000
Subordinated notes	124,164	128,962

	$2,048,896	$2,041,658

Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

The weighted average interest rates on short-term borrowings during 2015, 2014 and 2013 were 0.42%, 0.39% and 0.43%, respectively. The weighted average interest rates on short-term borrowings at December 31, 2015, 2014 and 2013 were 0.48%, 0.37% and 0.41%, respectively.

12.    Long-Term Borrowings

Following is a summary of long-term borrowings:

December 31	2015	2014
Federal Home Loan Bank advances	$400,017	$400,042
Subordinated notes	84,668	83,155
Junior subordinated debt	58,298	58,246
Other subordinated debt	98,497	—

	$641,480	$541,443

The Corporation’s banking affiliate has available credit with the FHLB of $4,541,637 of which $1,490,017 was used as of December 31, 2015. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.76% to 4.19% for the years ended December 31, 2015 and 2014.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The subordinated notes mature in various amounts periodically through the year 2025. At December 31, 2015, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to twelve months of interest, depending on the term of the note. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rate on the subordinated notes was 2.73% at December 31, 2015, 2.70% at December 31, 2014 and 2.77% at December 31, 2013.

Junior subordinated debt is comprised of the debt securities issued by the Corporation in relation to its two unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust II and Omega Financial Capital Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition.

Distributions on the junior subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. Under capital guidelines, effective January 1, 2015, the portion of the junior subordinated debt, net of the Corporation’s investments in the Trusts, that qualifies as tier 1 capital is limited to 25% of the total $57,500 outstanding at December 31, 2015, with the remaining 75% included in tier 2 capital. In 2016, the entire balance of the junior subordinated debt, net of the Corporation’s investments in the Trusts, will be included in tier 2 capital. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

During 2014, the Corporation redeemed $33,000 of the Corporation-issued TPS, including $16,500 that the Corporation assumed as a result of the BCSB acquisition. During 2016, the Corporation redeemed $10,000 of the TPS issued by Omega Financial Capital Trust I.

The following table provides information relating to the remaining Trusts as of December 31, 2015:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	2.16%	Variable; LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,133	10/18/34	2.51%	Variable; LIBOR + 219 bps

	$57,500	$1,779	$58,298

Other subordinated debt is comprised of the $100,000 aggregate principal amount of 4.875% subordinated notes due in 2025 issued by the Corporation in its October 2015 debt offering. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $98,443. These subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.

Scheduled annual maturities for all of the long-term debt for the years following December 31, 2015 are as follows:

2016	$155,736
2017	168,060
2018	42,758
2019	28,293
2020	43,929
Later years	202,704

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

The following table presents notional amounts and gross fair values of all derivative assets and derivative liabilities held by the Corporation:

December 31	2015			2014
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$250,000	$3,178	$962	$200,000	$2,109	$2,330
Interest rate swaps – not designated	1,262,964	1	50,491	972,002	140	43,655
Equity contracts – not designated	1,180	18	—	1,210	47	—

Total subject to master netting arrangements	1,514,144	3,197	51,453	1,173,212	2,296	45,985
Not subject to master netting arrangements:
Interest rate swaps – not designated	1,262,964	49,998	1	972,002	43,602	128
Credit risk contracts – not designated	114,753	7	133	68,632	—	—
Equity contracts – not designated	1,180	—	18	1,210	—	47

Total not subject to master netting arrangements	1,378,897	50,005	152	1,041,844	43,602	175

	$2,893,041	$53,202	$51,605	$2,215,056	$45,898	$46,160

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

At December 31, 2015 and 2014, the notional amount of these interest rate derivative agreements totaled $250,000 and $200,000, respectively. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $3,178 and $962, respectively, at December 31, 2015, and $2,109 and $2,330, respectively, at December 31, 2014. For the year ended December 31, 2015, the amount reclassified from AOCI to interest income and interest expense totaled $3,248 ($2,111 net of tax) and $292 ($189 net of tax), respectively.

As of December 31, 2015, the maximum length of time over which forecasted interest cash flows are hedged is eight years. In the twelve months that follow December 31, 2015, the Corporation expects to reclassify from the amount currently reported in AOCI net derivative gains of 1,794 ($1,166 net of tax), in association with interest on the hedged loans and FHLB advance. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2015.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the years ended December 31, 2015 and 2014, there was no hedge ineffectiveness. Also, during the years ended December 31, 2015 and 2014, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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

The notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $1,262,964 at December 31, 2015. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $49,999 and $50,492, respectively, at December 31, 2015. At December 31, 2014, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $972,002. At December 31, 2014, fair values included in other assets and other liabilities on the consolidated balance sheet amounted to $43,742 and $43,783, respectively.

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

Risk participation agreements sold with notional amounts totaling $78,010 as of December 31, 2015 have remaining terms ranging from two to nine years. Under these agreements, the Corporation’s maximum exposure assuming a customer defaults on its obligation to perform under certain derivative swap contracts with third parties would be $133 at December 31, 2015 and $25 at December 31, 2014.

The fair values of risk participation agreements purchased and sold were not material at December 31, 2015 and 2014.

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

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1,333 and $1,862 as of December 31, 2015 and 2014, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
December 31, 2015
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$3,178	—	$3,178
Not designated	1	—	1
Equity contracts – not designated	18	—	18
Not subject to master netting arrangements:
Interest rate contracts – not designated	49,998	—	49,998
Credit contracts – not designated	7	—	7

	$53,202	—	$53,202

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$962	—	$962
Not designated	50,491	—	50,491
Not subject to master netting arrangements:
Interest rate contracts – not designated	1	—	1
Credit contracts – not designated	133	—	133
Equity contracts – not designated	18	—	18

	$51,605	—	$51,605

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

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
December 31, 2015
Derivative Assets
Interest rate contracts:
Designated	$3,178	$1,516	$1,662	—
Not designated	1	1	—	—
Equity contracts – not designated	18	18	—	—

	$3,197	$1,535	$1,662	—

Derivative Liabilities
Interest rate contracts:
Designated	$962	$792	$170	$—
Not designated	50,491	24,579	24,632	1,280

	$51,453	$25,371	$24,802	$1,280

December 31, 2014
Derivative Assets
Interest rate contracts:
Designated	$2,109	$810	$1,299	—
Not designated	140	138	2	—
Equity contracts – not designated	47	47	—	—

	$2,296	$995	$1,301	—

Derivative Liabilities
Interest rate contracts:
Designated	$2,330	$2,330	$—	$—
Not designated	43,655	28,646	13,243	1,766

	$45,985	$30,976	$13,243	$1,766

The following table presents the effect of certain of the Corporation’s derivative financial instruments on the income statement:

	Income Statement Location	Year Ended December 31,
		2015	2014
Interest Rate Contracts	Interest income – loans and leases	$3,248	$3,314
Interest Rate Contracts	Interest expense – short-term borrowings	292	—
Interest Rate Swaps	Other income	(451)	(123)
Credit Risk Contracts	Other income	(126)	—

Other

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at December 31, 2015 and 2014 are not material.

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

Following is a summary of off-balance sheet credit risk information:

December 31	2015	2014
Commitments to extend credit	$3,781,719	$3,665,481
Standby letters of credit	92,979	121,186

At December 31, 2015, funding of 73.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

The Corporation issued 400,436 and 119,589 performance-based restricted stock units in 2015 and 2014, respectively. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Corporation’s total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.

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

During 2015, 2014 and 2013, the Corporation issued 664,337, 387,165 and 361,664 restricted stock awards, respectively; with aggregate weighted average grant date fair values of $8,802, $5,227 and $4,014 respectively, under these Plans. As of December 31, 2015, the Corporation had available up to 2,062,471 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $4,461, $3,584 and $5,063 for the years ended December 31, 2015, 2014 and 2013, the tax benefit of which was $1,561, $1,254 and $1,772, respectively.

The following table summarizes certain information concerning restricted stock awards:

	2015	Weighted Average Grant Price per Share	2014	Weighted Average Grant Price per Share	2013	Weighted Average Grant Price per Share
Unvested shares outstanding at beginning of year	1,354,093	$11.86	1,729,033	$10.23	1,913,073	$9.17
Granted	664,337	13.25	387,165	13.50	361,664	11.10
Net adjustment due to performance	13,115	19.74	(36,600)	12.01	165,545	9.60
Vested	(484,010)	10.70	(707,074)	8.81	(734,129)	7.90
Forfeited	(41,130)	13.24	(65,399)	11.72	(37,828)	10.42
Dividend reinvestment	42,039	11.86	46,968	12.66	60,708	11.82

Unvested shares outstanding at end of year	1,548,444	12.85	1,354,093	11.86	1,729,033	10.23

The total fair value of shares vested was $6,070, $10,713 and $8,259 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, there was $9,279 of unrecognized compensation cost related to unvested restricted stock awards granted, $55 of which is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718. The components of the restricted stock awards as of December 31, 2015 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested shares	632,054	916,390	1,548,444
Unrecognized compensation expense	$3,737	$5,542	$9,279
Intrinsic value	$8,432	$12,225	$20,657
Weighted average remaining life (in years)	1.92	2.58	2.31

Stock Options

All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of the Corporation’s acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent Corporation stock options. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 93,822 for 2015, 517,192 for 2014 and 69,429 for 2013.

The following table summarizes certain information concerning stock options:

	2015	Weighted Average Price per Share	2014	Weighted Average Price per Share	2013	Weighted Average Price per Share
Options outstanding at beginning of year	568,834	$8.86	533,524	$11.50	640,050	$13.21
Assumed from acquisitions	—	—	805,507	7.39	274,964	11.16
Exercised	(93,822)	5.94	(690,973)	7.75	(69,429)	7.46
Forfeited	(39,672)	15.66	(79,224)	21.40	(312,061)	15.58

Options outstanding and exercisable at end of year	435,340	8.86	568,834	8.86	533,524	11.50

The following table summarizes information about stock options outstanding at December 31, 2015:

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.45 - $5.18	147,461	4.12	$4.74
$5.19 - $7.78	91,824	1.69	6.17
$11.69 - $17.54	190,285	1.74	12.68
$26.33 - $36.42	5,770	0.84	31.25

	435,340

The intrinsic value of outstanding and exercisable stock options at December 31, 2015 was $2,050.

The following table summarizes certain information relating to stock options exercised:

Year Ended December 31	2015	2014	2013
Proceeds from stock options exercised	$557	$3,292	$365
Tax benefit recognized from stock options exercised	130	808	79
Intrinsic value of stock options exercised	693	3,289	318

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

In conjunction with the Parkvale acquisition on January 1, 2012, the warrant issued by Parkvale to the UST under the CPP was converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. This warrant, which was recorded at its fair value on January 1, 2012, was sold at auction by the UST and was exercised at $5.81 per share during the second quarter of 2015.

In conjunction with the ANNB acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 377,106, with a resulting lower exercise price of $3.24 per share as of December 31, 2015. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.

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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans):

December 31	2015	2014
Accumulated benefit obligation	$150,754	$156,589

Projected benefit obligation at beginning of year	$156,924	$139,731
Service cost	(14)	62
Interest cost	5,897	6,411
Actuarial (gain) loss	(3,381)	21,253
Benefits paid	(8,411)	(10,533)

Projected benefit obligation at end of year	$151,015	$156,924

Fair value of plan assets at beginning of year	$140,140	$139,737
Actual return on plan assets	(331)	9,613
Corporation contribution	1,364	1,323
Benefits paid	(8,411)	(10,533)

Fair value of plan assets at end of year	$132,762	$140,140

Funded status of plans	$(18,253)	$(16,784)

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2015	2014
Weighted average discount rate	4.19%	3.85%
Rates of average increase in compensation levels	3.50%	4.00%

The discount rate assumption at December 31, 2015 and 2014 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:

Year Ended December 31	2015	2014	2013
Service cost	$(14)	$62	$65
Interest cost	5,897	6,411	5,728
Expected return on plan assets	(9,964)	(9,946)	(9,081)
Transition amount amortization	—	(21)	(93)
Prior service credit amortization	7	7	7
Actuarial loss amortization	2,112	1,367	2,263

Net periodic pension cost (gain)	(1,962)	(2,120)	(1,111)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	6,914	21,586	(20,938)
Amortization of actuarial loss	(2,112)	(1,367)	(2,263)
Amortization of prior service credit	(7)	(7)	(7)
Amortization of transition asset	—	21	93

Total recognized in other comprehensive income	4,795	20,233	(23,115)

Total recognized in net periodic pension cost (gain) and other comprehensive income	$2,833	$18,113	$(24,226)

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2015	2014	2013
Weighted average discount rate	3.85%	4.67%	3.78%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $7,047 and $9,211 for 2015 and 2014. The employer did not make any contributions to the qualified pension plans during 2015 or 2014. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1,364 for 2015 and $1,322 for 2014.

As of December 31, 2015 and 2014, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows:

	Qualified Pension Plans		Non-Qualified Pension Plans
December 31	2015	2014	2015	2014
Projected benefit obligation	$130,797	$135,998	$20,218	$20,926
Accumulated benefit obligation	130,797	135,998	19,957	20,591
Fair value of plan assets	132,762	140,140	—	—

The impact of changes in the discount rate and expected long-term rate of return on plan assets would have had the following effects on 2015 pension expense:

Estimated Effect on Pension Expense
0.5% decrease in the discount rate	$(33)
0.5% decrease in the expected long-term rate of return on plan assets	687

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2015:

Expected employer contributions:	2016	$1,350

Expected benefit payments:	2016	7,244
	2017	9,413
	2018	8,177
	2019	8,433
	2020	8,731
	2021 – 2025	45,879

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets of the Corporation.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $8,055 for 2015, $10,188 for 2014 and $9,300 for 2013.

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

The following table presents asset allocations for the Corporation’s pension plans as of December 31, 2015 and 2014, and the target allocation for 2016, by asset category:

	Target Allocation	Percentage of Plan Assets
December 31	2016	2015	2014
Asset Category
Equity securities	45 - 65%	57%	57%
Debt securities	30 - 50	39	40
Cash equivalents	0 - 10	4	3

At December 31, 2015 and 2014, equity securities included 575,128 shares of the Corporation’s common stock, representing 5.8% and 5.5% of total plan assets at December 31, 2015 and 2014, respectively. Dividends received on the Corporation’s common stock held by the Plan were $276 and $272 for 2015 and 2014, respectively.

The fair values of the Corporation’s pension plan assets by asset category are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Asset Class
Cash	$4,847	$—	—	$4,847
Equity securities:
F.N.B. Corporation	7,672	—	—	7,672
Other large-cap U.S. financial services companies	2,541	—	—	2,541
Other large-cap U.S. companies	33,387	—	—	33,387
International companies	521	—	—	521
Other equity	596	—	—	596
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	511	—	—	511
U.S. small-cap equity index funds	2,607	—	—	2,607
U.S. mid-cap equity index funds	3,464	—	—	3,464
Non-U.S. equities growth fund	9,613	—	—	9,613
U.S. equity funds:
U.S. mid-cap	6,989	—	—	6,989
U.S. small-cap	2,679	—	—	2,679
Other	5,540	—	—	5,540
Fixed income securities:
U.S. government agencies	—	40,735	—	40,735
Fixed income mutual funds:
U.S. investment-grade fixed income securities	10,648	—	—	10,648
Non-U.S. fixed income securities	412	—	—	412

	$92,027	$40,735	—	$132,762

	Level 1	Level 2	Level 3	Total
December 31, 2014
Asset Class
Cash	$3,970	$—	—	$3,970
Equity securities:
F.N.B. Corporation	7,661	—	—	7,661
Other large-cap U.S. financial services companies	2,653	—	—	2,653
Other large-cap U.S. companies	34,286	—	—	34,286
International companies	730	—	—	730
Other equity	583	—	—	583
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	1,504	—	—	1,504
U.S. small-cap equity index funds	2,946	—	—	2,946
U.S. mid-cap equity index funds	3,803	—	—	3,803
Non-U.S. equities growth fund	9,986	—	—	9,986
U.S. equity funds:
U.S. mid-cap	7,501	—	—	7,501
U.S. small-cap	3,019	—	—	3,019
Other	5,643	—	—	5,643
Fixed income securities:
U.S. government agencies	—	44,417	—	44,417
Fixed income mutual funds:
U.S. investment-grade fixed income securities	10,993	—	—	10,993
Non-U.S. fixed income securities	445	—	—	445

	$95,723	$44,417	—	$140,140

The classifications for Level 1, Level 2 and Level 3 are discussed in the Fair Value Measurements footnote.

17.    Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following:

Year Ended December 31	2015	2014	2013
Current income taxes:
Federal taxes	$69,572	$18,111	$33,614
State taxes	989	396	(116)

	70,561	18,507	33,498
Deferred income taxes:
Federal taxes	63	44,113	11,258
State taxes	(631)	—	—

	(568)	44,113	11,258

	$69,993	$62,620	$44,756

Income tax expense related to gains on the sale of securities was $288, $4,101 and $283 for 2015, 2014 and 2013, respectively.

The following table presents the tax effects of temporary differences that give rise to deferred tax assets and liabilities:

December 31	2015	2014
Deferred tax assets:
Allowance for credit losses	$50,414	$44,613
Discount on purchased loans	28,503	31,787
Net operating loss/tax credit carryforwards	16,487	15,367
Deferred compensation	8,515	7,785
Securities impairments	252	412
Pension and other defined benefit plans	8,539	6,871
Net unrealized securities losses	1,301	—
Other	8,020	9,503

Total	122,031	116,338
Valuation allowance	(17,179)	(15,505)

Total deferred tax assets	104,852	100,833

Deferred tax liabilities:
Loan costs	(2,966)	(1,497)
Depreciation	(10,836)	(11,533)
Prepaid expenses	(628)	(705)
Amortizable intangibles	(12,940)	(13,842)
Lease financing	(6,763)	(7,302)
Debt discharge income deferral	(2,042)	(2,829)
Originated mortgage servicing rights	(1,238)	(2,721)
Other	(1,928)	—

Total deferred tax liabilities	(39,341)	(40,429)

Net deferred tax assets	$65,511	$60,404

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2015, the Corporation reversed $1,872 of the valuation allowance recorded against state deferred taxes due to expansion of operations in the state of Maryland as a result of recent mergers. The remaining balance of the valuation allowance primarily relates to unused state net operating loss carryforwards expiring from 2018 to 2035 and other net deferred tax assets. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

The effective tax rates for 2015, 2014 and 2013 were all lower than the statutory tax rate due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:

Year Ended December 31	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.8	0.1	0.2
Valuation allowance reversal	(0.8)	—	—
Tax-exempt interest	(2.2)	(1.8)	(2.9)
Cash surrender value of life insurance	(1.3)	(1.3)	(1.8)
Tax credits	(1.1)	(1.4)	(2.4)
Other items	0.1	(0.3)	(0.6)

Actual effective tax rate	30.5%	30.3%	27.5%

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

Year Ended December 31	2015	2014
Balance at beginning of year	$401	$660
Additions based on tax positions related to current year	134	60
Additions based on tax positions of prior year	—	—
Reductions for tax positions of prior years	—	—
Reductions due to expiration of statute of limitations	(80)	(319)

Balance at end of year	$455	$401

As of December 31, 2015 and 2014, the Corporation has approximately $455 and $401, respectively, of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of December 31, 2015 and 2014, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $18 and $19, respectively. As of December 31, 2015, $313 of these tax benefits would affect the effective tax rate if recognized. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2013. The Internal Revenue Service (IRS) has substantially completed their examination of the Corporation’s consolidated federal income tax returns for 2011 and 2012 and there are no outstanding unresolved issues. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2012. The Corporation anticipates that a reduction in the unrecognized tax benefit of up to $60 may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

18.    Comprehensive Income

The following table presents changes in AOCI, net of tax, by component:

Year Ended December 31, 2015	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Balance at beginning of period	$(440)	$(143)	$(45,420)	$(46,003)
Other comprehensive income (loss) before reclassifications	(2,899)	3,694	(3,280)	(2,485)
Amounts reclassified from AOCI	(534)	(2,111)	—	(2,645)

Net current period other comprehensive income (loss)	(3,433)	1,583	(3,280)	(5,130)

Balance at end of period	$(3,873)	$1,440	$(48,700)	$(51,133)

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

19.    Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share:

Year Ended December 31	2015	2014	2013
Net income	$159,649	$144,050	$117,804
Less: Preferred stock dividends	8,041	8,352	—

Net income available to common stockholders	$151,608	$135,698	$117,804

Basic weighted average common shares outstanding	174,971,785	167,347,906	146,186,982
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,367,168	1,730,939	1,622,522

Diluted weighted average common shares outstanding	176,338,953	169,078,845	147,809,504

Basic earnings per common share	$0.87	$0.81	$0.81

Diluted earnings per common share	$0.86	$0.80	$0.80

For the years ended December 31, 2015, 2014 and 2013, 18,167, 35,442 and 49,995 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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

As of December 31, 2015, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During 2014, the Corporation redeemed $33,000 of the Corporation-issued TPS. The regulatory capital ratios at December 31, 2015 and 2014 reflect this decrease in TPS and at December 31, 2015, the new Basel III requirements. Accordingly, at December 31, 2015, $14,375 or 25% of the remaining TPS is included in tier 1 capital and 75% is included in tier 2 capital. During 2016, the Corporation redeemed $10,000 of the TPS issued by Omega Financial Capital Trust I.

Following are the capital ratios as of December 31, 2015 and 2014 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
F.N.B. Corporation:
Total capital	$1,629,270	12.9%	$1,268,396	10.0%	$1,014,717	8.0%
Tier 1 capital	1,321,972	10.4	1,014,717	8.0	761,038	6.0
Common equity tier 1	1,200,715	9.5	824,457	6.5	570,778	4.5
Leverage	1,321,972	8.1	811,553	5.0	649,243	4.0
FNBPA:
Total capital	1,426,284	11.3	1,265,990	10.0	1,012,792	8.0
Tier 1 capital	1,289,965	10.2	1,012,792	8.0	759,594	6.0
Common equity tier 1	1,209,965	9.6	822,893	6.5	569,695	4.5
Leverage	1,289,965	8.0	803,041	5.0	642,433	4.0

December 31, 2014
F.N.B. Corporation:
Total capital	$1,417,369	12.4%	$1,146,556	10.0%	$917,245	8.0%
Tier 1 capital	1,269,033	11.1	687,934	6.0	458,623	4.0
Leverage	1,269,033	8.4	752,593	5.0	602,074	4.0
FNBPA:
Total capital	1,321,433	11.5	1,147,427	10.0	917,941	8.0
Tier 1 capital	1,200,776	10.5	688,456	6.0	458,971	4.0
Leverage	1,200,776	8.1	744,235	5.0	595,388	4.0

The information presented in the table above reflects well-capitalized and minimum capital requirements in accordance with Basel III standards for the period ended December 31, 2015. The capital requirements presented for December 31, 2014 are based on the regulations that were in effect at that time.

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $6,139 at December 31, 2015. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2015, the Corporation’s subsidiaries had $181,131 of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $225,440 at December 31, 2015.

21.    Cash Flow Information

Following is a summary of cash flow information:

Year Ended December 31	2015	2014	2013
Interest paid on deposits and other borrowings	$47,805	$43,057	$46,337
Income taxes paid	61,500	27,000	34,200
Transfers of loans to other real estate owned	9,628	16,535	15,836
Transfers of other real estate owned to loans	372	390	701

Supplemental non-cash information relating to the Corporation’s acquisitions is included in the Mergers and Acquisitions footnote included in this Item of the Report.

22.    Business Segments

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

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2015
Interest income	$500,030	$—	$89	$39,868	$6,808	$546,795
Interest expense	41,227	—	—	3,518	3,828	48,573
Net interest income	458,803	—	89	36,350	2,980	498,222
Provision for credit losses	32,125	—	—	7,396	920	40,441
Non-interest income	116,141	35,246	13,052	2,926	(4,955)	162,410
Non-interest expense	319,923	27,264	13,891	20,189	977	382,244
Intangible amortization	7,544	273	488	—	—	8,305
Income tax expense (benefit)	65,071	2,803	(412)	4,709	(2,178)	69,993
Net income (loss)	150,281	4,906	(826)	6,982	(1,694)	159,649
Total assets	17,374,384	20,753	22,207	195,048	(54,730)	17,557,662
Total intangibles	853,551	10,447	12,923	1,809	—	878,730

At or for the Year Ended December 31, 2014
Interest income	$463,376	$—	$98	$38,914	$6,595	$508,983
Interest expense	36,318	—	—	3,352	3,016	42,686
Net interest income	427,058	—	98	35,562	3,579	466,297
Provision for credit losses	30,872	—	—	6,920	856	38,648
Non-interest income	115,858	31,497	13,598	2,919	(5,598)	158,274
Non-interest expense	311,834	25,338	11,558	19,692	1,114	369,536
Intangible amortization	9,025	288	404	—	—	9,717
Income tax expense (benefit)	57,634	2,135	625	4,430	(2,204)	62,620
Net income (loss)	133,551	3,736	1,109	7,439	(1,785)	144,050
Total assets	15,944,040	20,877	19,222	187,796	(44,845)	16,127,090
Total intangibles	857,066	10,720	10,122	1,809	—	879,717

At or for the Year Ended December 31, 2013
Interest income	$396,243	$—	$109	$37,956	$6,078	$440,386
Interest expense	32,178	—	—	3,378	8,788	44,344
Net interest income	364,065	—	109	34,578	(2,710)	396,042
Provision for credit losses	23,502	—	—	6,834	754	31,090
Non-interest income	97,156	28,717	13,175	2,794	(6,064)	135,778
Non-interest expense	271,657	25,067	11,448	19,052	2,539	329,763
Intangible amortization	7,697	304	406	—	—	8,407
Income tax expense (benefit)	43,966	1,248	519	4,320	(5,297)	44,756
Net income (loss)	114,399	2,098	911	7,166	(6,770)	117,804
Total assets	13,381,047	20,959	20,214	188,259	(47,074)	13,563,405
Total intangibles	788,513	11,008	10,526	1,809	—	811,856

23.    Fair Value Measurements

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2015, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets measured at fair value
Available for sale debt securities
U.S. Treasury	$—	$29,796	$—	$29,796
U.S. government-sponsored entities	—	367,994	—	367,994
Residential mortgage-backed securities
Agency mortgage-backed securities	—	704,831	—	704,831
Agency collateralized mortgage obligations	—	495,830	—	495,830
Non-agency collateralized mortgage obligations	—	6	1,184	1,190
Commercial mortgage-backed securities	—	4,287	—	4,287
States of the U.S. and political subdivisions	—	11,057	—	11,057
Other debt securities	—	14,286	—	14,286

	—	1,628,087	1,184	1,629,271

Available for sale equity securities
Financial services industry	97	632	439	1,168
Insurance services industry	128	—	—	128

	225	632	439	1,296

	225	1,628,719	1,623	1,630,567
Derivative financial instruments
Trading	—	50,017	—	50,017
Not for trading	—	3,185	—	3,185

	—	53,202	—	53,202

	$225	$1,681,921	$1,623	$1,683,769

Liabilities measured at fair value
Derivative financial instruments
Trading	—	$50,510	—	$50,510
Not for trading	—	1,095	—	1,095

	—	$51,605	—	$51,605

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets measured at fair value
Available for sale debt securities
U.S. Treasury	$—	$29,682	$—	$29,682
U.S. government-sponsored entities	—	337,133	—	337,133
Residential mortgage-backed securities
Agency mortgage-backed securities	—	554,085	—	554,085
Agency collateralized mortgage obligations	—	573,171	—	573,171
Non-agency collateralized mortgage obligations	—	11	1,420	1,431
Commercial mortgage-backed securities	—	7,880	—	7,880
States of the U.S. and political subdivisions	—	13,158	—	13,158
Other debt securities	—	16,178	—	16,178

	—	1,531,298	1,420	1,532,718

Available for sale equity securities
Financial services industry	99	654	475	1,228
Insurance services industry	119	—	—	119

	218	654	475	1,347

	218	1,531,952	1,895	1,534,065
Derivative financial instruments
Trading	—	43,789	—	43,789
Not for trading	—	2,109	—	2,109

	—	45,898	—	45,898

	$218	$1,577,850	$1,895	$1,579,963

Liabilities measured at fair value
Derivative financial instruments
Trading	—	$43,830	—	$43,830
Not for trading	—	2,330	—	2,330

	—	$46,160	—	$46,160

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Year Ended December 31, 2015
Balance at beginning of period	—	$475	$1,420	$1,895
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—
Included in other comprehensive income	—	20	(4)	16
Accretion included in earnings	—	—	5	5
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales/redemptions	—	—	—	—
Settlements	—	—	(237)	(237)
Transfers from Level 3	—	(56)	—	(56)
Transfers into Level 3	—	—	—	—

Balance at end of period	—	$439	$1,184	$1,623

Year Ended December 31, 2014
Balance at beginning of period	$31,595	$410	$1,744	$33,749
Total gains (losses) – realized/unrealized:
Included in earnings	13,766	—	—	13,766
Included in other comprehensive income	5,608	65	3	5,676
Accretion included in earnings	657	—	5	662
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—
Issuances	—	—	—	—
Sales/redemptions	(51,527)	—	—	(51,527)
Settlements	(99)	—	(332)	(431)
Transfers from Level 3	—	—	—	—
Transfers into Level 3	—	—	—	—

Balance at end of period	$—	$475	$1,420	$1,895

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the Securities Available for Sale item in this footnote for information relating to determining Level 3 fair values. During 2015, the Corporation transferred an equity security totaling $56 to non-marketable equity securities, reflected in other assets on the Consolidated Balance Sheet. There were no transfers of assets or liabilities between the hierarchy levels for 2014.

For the years ended December 31, 2015 and 2014, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total gains included in earnings are in the net securities gains line item in the Consolidated Statement of Income.

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

	Level 1	Level 2	Level 3	Total
December 31, 2015
Impaired loans	—	$124	$3,704	$3,828
Other real estate owned	—	5,705	2,126	7,831

December 31, 2014
Impaired loans	—	$177	$1,528	$1,705
Other real estate owned	—	5,695	2,365	8,060

Substantially all of the fair value amounts in the table above were estimated at a date during the twelve months ended December 31, 2015 and 2014. Consequently, the fair value information presented is not as of the period’s end.

Impaired loans measured or re-measured at fair value on a non-recurring basis during 2015 had a carrying amount of $6,439 and an allocated allowance for credit losses of $2,650 at December 31, 2015. The allocated allowance is based on fair value of $3,828 less estimated costs to sell of $39. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $1,494, which was included in the provision for credit losses for 2015.

OREO with a carrying amount of $9,960 was written down to $6,950 (fair value of $7,831 less estimated costs to sell of $881), resulting in a loss of $3,010, which was included in earnings for 2015.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Cash and cash equivalents	$489,119	$489,119	$489,119	$—	$—
Securities available for sale	1,630,567	1,630,567	225	1,628,719	1,623
Securities held to maturity	1,637,061	1,643,416	—	1,640,721	2,695
Net loans, including loans held for sale	12,053,209	11,863,882	—	—	11,863,882
Derivative assets	53,202	53,202	—	53,202	—
Accrued interest receivable	44,920	44,920	44,920	—	—

Financial Liabilities
Deposits	12,623,463	12,610,914	10,157,997	2,452,917	—
Short-term borrowings	2,048,896	2,048,943	2,048,943	—	—
Long-term borrowings	641,480	637,935	—	—	637,935
Derivative liabilities	51,605	51,605	—	51,605	—
Accrued interest payable	7,457	7,457	7,457	—	—

December 31, 2014
Financial Assets
Cash and cash equivalents	$287,393	$287,393	$287,393	$—	$—
Securities available for sale	1,534,065	1,534,065	218	1,531,952	1,895
Securities held to maturity	1,453,355	1,468,258	—	1,463,945	4,313
Net loans, including loans held for sale	11,127,292	10,956,544	—	—	10,956,544
Derivative assets	45,898	45,898	—	45,898	—
Accrued interest receivable	40,231	40,231	40,231	—	—

Financial Liabilities
Deposits	11,382,208	11,382,402	8,771,173	2,611,229	—
Short-term borrowings	2,041,658	2,041,672	2,041,672	—	—
Long-term borrowings	541,443	539,007	—	—	539,007
Derivative liabilities	46,160	46,160	—	46,160	—
Accrued interest payable	6,689	6,689	6,689	—	—

24.    Parent Company Financial Statements

The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets December 31	2015	2014
Assets
Cash and cash equivalents	$227,554	$129,320
Securities available for sale	1,168	1,228
Other assets	17,206	16,615
Investment in bank subsidiary	2,073,352	2,006,808
Investments in and advances to non-bank subsidiaries	260,341	254,653

Total Assets	$2,579,621	$2,408,624

Liabilities
Other liabilities	$26,831	$25,772
Advances from affiliates	289,540	292,337
Long-term borrowings	157,777	59,279
Subordinated notes:
Short-term	8,216	8,351
Long-term	1,075	1,429

Total Liabilities	483,439	387,168
Stockholders’ Equity	2,096,182	2,021,456

Total Liabilities and Stockholders’ Equity	$2,579,621	$2,408,624

Statements of Income Year Ended December 31	2015	2014	2013
Income
Dividend income from subsidiaries:
Bank	$87,580	$85,000	$77,153
Non-bank	7,863	9,900	5,950

	95,443	94,900	83,103
Interest income	4,845	4,856	5,277
Other income	1,053	1,920	1,874

Total Income	101,341	101,676	90,254

Expenses
Interest expense	9,526	8,503	14,325
Other expenses	8,993	9,252	8,196

Total Expenses	18,519	17,755	22,521

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	82,822	83,921	67,733
Income tax benefit	5,088	4,498	6,267

	87,910	88,419	74,000
Equity in undistributed income (loss) of subsidiaries:
Bank	71,581	55,742	42,094
Non-bank	158	(111)	1,710

Net Income	$159,649	$144,050	$117,804

Statements of Cash Flows Year Ended December 31	2015	2014	2013
Operating Activities
Net income	$159,649	$144,050	$117,804
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(71,739)	(55,631)	(43,804)
Other, net	680	(637)	(6,218)

Net cash flows provided by operating activities	88,590	87,782	67,782

Investing Activities
Proceeds from sale of securities available for sale	—	934	128
Net decrease in advances to subsidiaries	3,285	2,018	1,080
Net (increase) decrease in investment in subsidiaries	(9,060)	(2,877)	1,845
Net cash received (paid) in business combinations	—	5,594	(3,533)

Net cash flows (used in) provided by investing activities	(5,775)	5,669	(480)

Financing Activities
Net decrease in advance from affiliate	(2,797)	(1,908)	(854)
Net (decrease) increase in short-term borrowings	(135)	(88)	84
Decrease in long-term debt	(650)	(34,865)	(134,829)
Increase in long-term debt	98,794	821	499
Net proceeds from issuance of preferred stock	—	—	106,882
Net proceeds from issuance of common stock	12,731	12,857	62,092
Tax benefit of stock-based compensation	28	2,714	1,326
Cash dividends paid:
Preferred stock	(8,041)	(8,352)	—
Common stock	(84,511)	(81,220)	(71,246)

Net cash flows provided by (used in) financing activities	15,419	(110,041)	(36,046)

Net Increase (Decrease) in Cash and Cash Equivalents	98,234	(16,590)	31,256
Cash and cash equivalents at beginning of year	129,320	145,910	114,654

Cash and Cash Equivalents at End of Year	$227,554	$129,320	$145,910

Cash paid during the year for:
Interest	$8,309	$9,112	$14,351

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Corporation maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Corporation’s management, with the participation of its CEO and CFO, evaluated the effectiveness of the

Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon such evaluation, the Corporation’s CEO and CFO have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Management’s Report on F.N.B. Corporation’s Internal Control Over Financial Reporting – Reporting at a Bank Holding Company Level” and “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a –15(f) and 15d – 15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2016. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2016. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2016. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,548,444	(1)	n/a	2,062,471	(2)
Equity compensation plans not approved by security holders	435,340	(3)	$8.86	n/a

(1)	Restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

(3)	Represents the securities to be issued upon exercise of stock options that the Corporation assumed in various acquisitions. The Corporation does not intend to grant any new awards under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2016. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2016. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 156 and is incorporated by reference.

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

/s/ Vincent J. Delie, Jr. Vincent J. Delie, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2016

/s/ Vincent J. Calabrese, Jr. Vincent J. Calabrese, Jr.	Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/s/ Timothy G. Rubritz Timothy G. Rubritz	Corporate Controller and Senior Vice President (Principal Accounting Officer)	February 26, 2016

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chairman of the Board and Director	February 26, 2016

/s/ William B. Campbell William B. Campbell	Director	February 26, 2016

/s/ James D. Chiafullo James D. Chiafullo	Director	February 26, 2016

/s/ Laura E. Ellsworth Laura E. Ellsworth	Director	February 26, 2016

/s/ Robert A. Hormell Robert A. Hormell	Director	February 26, 2016

/s/ David J. Malone David J. Malone	Director	February 26, 2016

/s/ D. Stephen Martz D. Stephen Martz	Director	February 26, 2016

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr.	Director	February 26, 2016

/s/ Frank C. Mencini Frank C. Mencini	Director	February 26, 2016

/s/ David L. Motley David L. Motley	Director	February 26, 2016

/s/ Heidi A. Nicholas Heidi A. Nicholas	Director	February 26, 2016

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 26, 2016

/s/ John S. Stanik John S. Stanik	Director	February 26, 2016

/s/ William J. Strimbu William J. Strimbu	Director	February 26, 2016

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 26, 2016

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

2.1.	Agreement and Plan of Merger, dated as of October 22, 2012, between F.N.B. Corporation and Annapolis Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on October 24, 2012).

2.2.	Agreement and Plan of Merger, dated as of February 19, 2013, between F.N.B. Corporation and PVF Capital Corp (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on February 20, 2013).

2.3.	Agreement and Plan of Merger, dated as of June 13, 2013, between F.N.B. Corporation and BCSB Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on June 19, 2013).

2.4.	Agreement and Plan of Merger, dated as of April 7, 2014, between F.N.B. Corporation and OBA Financial Services, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on April 10, 2014).

2.5	Purchase and Assumption Agreement, dated as of May 27, 2015, between Bank of America, National Association and First National Bank of Pennsylvania (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on May 27, 2015).

2.6	Agreement and Plan of Merger, dated as of August 4, 2015, between F.N.B. Corporation and Metro Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on August 7, 2015).

3.1.	Articles of Restatement of the Articles of Incorporation of the Corporation, as amended, as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

3.2.	By-laws of the Corporation (amended and restated on February 17, 2016) as currently in effect. (filed herewith).

4.1.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

4.2.	Warrant to purchase up to 342,564 shares of Common Stock, issued to the United States Department of the Treasury (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on April 8, 2013).

4.3.	Deposit Agreement, dated as of November 1, 2013, by and between F.N.B. Corporation and Computershare Limited (successor in interest to Registrar and Transfer Company), as Depositary (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on November 1, 2013).

4.4.	Specimen Stock Certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed on November 1, 2013).

4.5.	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.4 above).

4.6.	Indenture, dated as of October 2, 2015, by and between F.N.B. Corporation and Wilmington Trust, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 5, 2015).

4.7.	Supplemental Indenture, dated as of October 2, 2015, by and between the Corporation and Wilmington Trust, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed on October 5, 2015).

4.8.	Form of 4.875% Subordinated Note due 2025 (included as part of Exhibit 4.7).

4.9.	Indenture, dated as of August 16, 2005, by and among FNB Financial Services, LP, as Issuer, the Corporation, as Guarantor, and The Bank of New York Mellon Trust Company, N.A. (as successor-in-interest to J.P. Morgan Trust Company, National Association), as Trustee (Incorporated by reference to Exhibit 4.5 of the Form S-4 Registration Statement of the Corporation and FNB Financial Services, LP (File No. 333-122244)).

4.10.	General Partner Certificate (Incorporated by reference to Exhibit 4.6.5 of the Form S-3 Registration Statement of the Corporation and FNB Financial Services, LP (File No. 333-207190)).

4.11.	Form of Nonnegotiable Subordinated Term Note of FNB Financial Services, LP (Incorporated by reference to Exhibit 4.7.5 of the Form S-3 Registration Statement of the Corporation and FNB Financial Services, LP (File No. 333-207190).

4.12.	Guaranty of the Corporation, dated as of August 16, 2005 (Incorporated by reference to Exhibit 4.12 of the Form S-4 Registration Statement of the Corporation and FNB Financial Services, LP (File No. 333-122244)).

4.13.	Indenture, dated as of May 15, 1992, by and among the Corporation, as Issuer, and The Bank of New York Mellon Trust Company, N.A. (as successor-in-interest to Northern Central Bank), as Trustee (Incorporated by reference to Exhibit 4.7 of the Corporation’s Form S-2 Registration Statement (File No. 33-45888)).

4.14.	First Supplemental Indenture, dated as of January 1, 1994, between the Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor-in-interest to Northern Central Bank), as Trustee (Incorporated by reference to Exhibit 4.4 of the Corporation’s Form S-3 Registration Statement (File No. 33-61367)).

4.15.	Second Supplemental Indenture, dated as of October 30, 2003, between the Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor-in-interest to J.P. Morgan Trust Company, National Association), as Trustee (Incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on October 31, 2003).

4.16.	Second Officer’s Certificate, dated March 18, 2003 (Incorporated by reference to Exhibit 4.8 of the Corporation’s Form S-3 Registration Statement (File No. 333-103902)).

4.17.	Specimen of Outstanding Term Note (Incorporated by reference to Exhibit 4.2 of the Corporation’s Form S-3 Registration Statement (File No. 333-103902)).

10.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.2.	Second Amended and Restated Consulting Agreement among F.N.B. Corporation, First National Bank of Pennsylvania, and F.N.B. Payroll Services, LLC and Stephen J. Gurgovits dated as of March 27, 2012. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.3.	Amendment to the Second Amended and Restated Consulting Agreement among F.N.B. Corporation, First National Bank of Pennsylvania, and F.N.B. Payroll Services, LLC and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014). *

10.4.	Letter Agreement between F.N.B. Corporation and Stephen J. Gurgovits and Settlement Agreement and General Release among F.N.B. Corporation, First National Bank of Pennsylvania, and F.N.B. Payroll Services, LLC and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014). *

10.5.	Amended Restricted Stock Award Agreement (long-term incentive award) for Stephen J. Gurgovits dated January 20, 2010 (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.6.	Amended Restricted Stock Award Agreement (annual incentive award) for Stephen J. Gurgovits dated January 20, 2010 (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.4. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.7.	Amended Restricted Stock Award Agreement for Stephen J. Gurgovits dated March 17, 2010 (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.5. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.8.	Amended Restricted Stock Award Agreement for Stephen J. Gurgovits dated March 16, 2011 (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.6. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.9.	Form of Restricted Stock Unit Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.10.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.11.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.12.	Form of Amendment to Employment Agreements of Vincent Calabrese, Jr. and Gary Guerrieri. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.13.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2011 Proxy Statement filed on March 30, 2011). *

10.14.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.15.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.16.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.17.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.18.	Letter Agreement between the Corporation and the United States Department of Treasury, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

10.19.	Employment Agreement between First National Bank of Pennsylvania and Timothy G. Rubritz. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2009). *

10.20.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 21, 2010). *

10.21.	Tax Indemnification Agreement between F.N.B. Corporation and Robert J. McCarthy, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

10.22.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 26, 2013). *

10.23.	Employment Agreement between First National Bank of Pennsylvania and John C. Williams, Jr. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on February 26, 2013). *

10.24.	Amendment to F.N.B. Corporation Restricted Stock Agreement dated March 20, 2013, between F.N.B. Corporation and John C. Williams, Jr. dated as of December 17, 2014. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2014). *

10.25	Form of Restricted Stock Unit Award for Vincent J. Delie, Jr. and Vincent J. Calabrese, Jr. (Incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on December 22, 2015). *

11	Computation of Per Share Earnings **

12	Ratio of Earnings to Fixed Charges. (filed herewith).

14	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form10-K for the fiscal year ended December 31, 2009). *

21	Subsidiaries of the Registrant. (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.	The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.