Form 10-Q
period 2016-03-31
FNB CORP/FL/
filed 2016-05-06
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, $0.01 Par Value	209,803,853 Shares

F.N.B. CORPORATION

FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$260,426	$207,399
Interest bearing deposits with banks	85,519	281,720

Cash and Cash Equivalents	345,945	489,119
Securities available for sale	2,099,343	1,630,567
Securities held to maturity (fair value of $1,803,453 and $1,643,416)	1,776,020	1,637,061
Residential mortgage loans held for sale	7,683	4,781
Loans and leases, net of unearned income of $49,332 and $51,642	14,165,599	12,190,440
Allowance for credit losses	(147,800)	(142,012)

Net Loans and Leases	14,017,799	12,048,428
Premises and equipment, net	208,672	159,080
Goodwill	1,006,934	833,086
Core deposit and other intangible assets, net	80,116	45,644
Bank owned life insurance	310,106	308,192
Other assets	471,906	401,704

Total Assets	$20,324,524	$17,557,662

Liabilities
Deposits:
Non-interest bearing demand	$3,896,782	$3,059,949
Interest bearing demand	6,512,461	5,311,589
Savings	2,291,656	1,786,459
Certificates and other time deposits	2,689,584	2,465,466

Total Deposits	15,390,483	12,623,463
Short-term borrowings	1,563,888	2,048,896
Long-term borrowings	657,445	641,480
Other liabilities	194,687	147,641

Total Liabilities	17,806,503	15,461,480
Stockholders’ Equity
Preferred stock—$0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock—$0.01 par value
Authorized – 500,000,000 shares
Issued – 211,016,267 and 176,595,060 shares	2,112	1,766
Additional paid-in capital	2,214,959	1,808,210
Retained earnings	242,045	243,217
Accumulated other comprehensive loss	(33,651)	(51,133)
Treasury stock – 1,282,976 and 1,153,390 shares at cost	(14,326)	(12,760)

Total Stockholders’ Equity	2,518,021	2,096,182

Total Liabilities and Stockholders’ Equity	$20,324,524	$17,557,662

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except per share data

Unaudited

	Three Months Ended March 31,
	2016	2015
Interest Income
Loans and leases, including fees	$137,121	$117,739
Securities:
Taxable	16,493	14,214
Nontaxable	2,018	1,373
Dividends	5	11
Other	117	32

Total Interest Income	155,754	133,369
Interest Expense
Deposits	9,486	7,449
Short-term borrowings	2,361	1,768
Long-term borrowings	3,553	2,231

Total Interest Expense	15,400	11,448

Net Interest Income	140,354	121,921
Provision for credit losses	11,768	8,136

Net Interest Income After Provision for Credit Losses	128,586	113,785
Non-Interest Income
Service charges	21,276	15,817
Trust fees	5,282	5,161
Insurance commissions and fees	4,921	4,369
Securities commissions and fees	3,374	3,057
Net securities gains (losses)	71	(9)
Mortgage banking operations	1,595	1,799
Bank owned life insurance	2,062	1,843
Other	7,463	6,145

Total Non-Interest Income	46,044	38,182
Non-Interest Expense
Salaries and employee benefits	56,425	49,269
Net occupancy	9,266	8,976
Equipment	8,556	7,648
Amortization of intangibles	2,649	2,115
Outside services	9,303	8,777
FDIC insurance	3,968	3,689
Merger and acquisition related	24,940	—
Other	21,541	14,181

Total Non-Interest Expense	136,648	94,655

Income Before Income Taxes	37,982	57,312
Income taxes	11,850	16,969

Net Income	26,132	40,343
Less: Preferred stock dividends	2,010	2,010

Net Income Available to Common Stockholders	$24,122	$38,333

Net Income per Common Share – Basic	$0.12	$0.22
Net Income per Common Share – Diluted	0.12	0.22
Cash Dividends per Common Share	0.12	0.12
Comprehensive Income	$43,614	$51,366

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2016	$106,882	$1,766	$1,808,210	$243,217	$(51,133)	$(12,760)	$2,096,182
Comprehensive income				26,132	17,482		43,614
Dividends declared:
Preferred stock				(2,010)			(2,010)
Common stock: $0.12/share				(25,294)			(25,294)
Issuance of common stock		5	1,657			(1,566)	96
Issuance of common stock—acquisitions		341	403,679				404,020
Restricted stock compensation			1,136				1,136
Tax benefit of stock-based compensation			277				277

Balance at March 31, 2016	$106,882	$2,112	$2,214,959	$242,045	$(33,651)	$(14,326)	$2,518,021

Balance at January 1, 2015	$106,882	$1,754	$1,798,984	$176,120	$(46,003)	$(16,281)	$2,021,456
Comprehensive income				40,343	11,023		51,366
Dividends declared:
Preferred stock				(2,010)			(2,010)
Common stock: $0.12/share				(20,992)			(20,992)
Issuance of common stock		9	5,986			(1,560)	4,435
Restricted stock compensation			340				340
Tax benefit of stock-based compensation			681				681

Balance at March 31, 2015	$106,882	$1,763	$1,805,991	$193,461	$(34,980)	$(17,841)	$2,055,276

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$26,132	$40,343
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	11,759	11,725
Provision for credit losses	11,768	8,136
Deferred tax expense	255	3,217
Net securities (gains) losses	(71)	9
Tax benefit of stock-based compensation	(277)	(681)
Loans originated for sale	(95,503)	(71,499)
Loans sold	94,765	74,870
Gain on sale of loans	(2,164)	(1,813)
Net change in:
Interest receivable	(109)	(1,704)
Interest payable	1,301	(178)
Bank owned life insurance	(1,850)	(1,323)
Other, net	47,865	5,187

Net cash flows provided by operating activities	93,871	66,289

Investing Activities
Net change in loans and leases	(122,982)	(167,685)
Securities available for sale:
Purchases	(510,271)	(90,156)
Sales	615,199	33,228
Maturities	170,266	66,275
Securities held to maturity:
Purchases	(217,574)	(130,506)
Sales	—	69,394
Maturities	77,369	—
Purchase of bank owned life insurance	(64)	(8)
Increase in premises and equipment	(13,878)	(6,199)
Net cash received in business combinations	46,854	—

Net cash flows provided by (used in) investing activities	44,919	(225,657)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	411,857	445,685
Time deposits	28,558	(20,779)
Short-term borrowings	(687,409)	(301,158)
Increase in long-term borrowings	42,371	6,598
Decrease in long-term borrowings	(51,546)	(6,579)
Net proceeds from issuance of common stock	1,232	4,775
Tax benefit of stock-based compensation	277	681
Cash dividends paid:
Preferred stock	(2,010)	(2,010)
Common stock	(25,294)	(20,992)

Net cash flows (used in) provided by financing activities	(281,964)	106,221

Net Decrease in Cash and Cash Equivalents	(143,174)	(53,147)
Cash and cash equivalents at beginning of period	489,119	287,393

Cash and Cash Equivalents at End of Period	$345,945	$234,246

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

March 31, 2016

NATURE OF OPERATIONS

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of March 31, 2016, the Corporation had 317 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 76 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of March 31, 2016.

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

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results the Corporation expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

Use of Estimates

The accounting and reporting policies of the Corporation conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, securities valuations, goodwill and other intangible assets, fair value measurements and income taxes.

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of comprehensive income from the date of acquisition. Beginning in 2016, measurement-period adjustments are recorded in the period the adjustment is identified. Prior to this time, measurement-period adjustments were recorded retrospectively.

Cloud Computing Arrangements

Beginning in 2016, for new or materially modified contracts, the Corporation prospectively adopted new accounting principles to evaluate fees paid for cloud computing arrangements to determine if those arrangements include the purchase of or license to software that should be accounted for separately as internal-use software. If a contract includes the purchase or license to software that should be accounted for separately as internal-use software, the contract is amortized over the software’s identified useful life in amortization of intangibles. For contracts that do not include a software license, the contract is accounted for as a service contract with fees paid recorded in other non-interest expense.

Stock Based Compensation

The Corporation accounts for its stock based compensation awards in accordance with Accounting Standards Codification (ASC) 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Corporation’s consolidated statement of comprehensive income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire. Some of the Corporation’s plans contain performance targets that affect vesting and can be achieved after the requisite service period and accounted for as a performance condition. Beginning in 2016, the performance target is not reflected in the estimation of the award’s grant date fair value and compensation cost is recognized in the period in which it becomes probable that the performance condition will be achieved.

Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Variable Interest Entities

The Corporation has investments in certain partnerships and limited liability entities that qualify as variable interest entities (VIEs). These entities are evaluated on an on-going basis to determine whether they should be consolidated. Consolidation of a VIE is appropriate if a reporting entity holds a controlling financial interest in the VIE. The Corporation has determined that it does not hold a controlling financial interest in any of the VIEs and, therefore, the assets and liabilities of these entities are not consolidated into its financial statements. Instead, investments in these entities are accounted for under the equity method of accounting and are evaluated periodically for impairment. The recorded investment in these entities is reported in other assets on the consolidated balance sheets.

2. NEW ACCOUNTING STANDARDS

The following paragraphs summarize accounting pronouncements applicable to the Corporation that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.

Revenue Recognition

Accounting Standards Update (ASU or Update) 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifies several aspects of identifying performance obligations and licensing implementation guidance including guidance that is expected to reduce the cost and complexity by eliminating the need to assess whether goods and services are performance obligations if they are immaterial in the context of the contract with the customer.

ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies the guidance on principal versus agent considerations when another party is involved in providing goods and services to a customer. The guidance requires a company to determine whether it is required to provide the specific good or service itself or to arrange for that good or service to be provided by another party.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), modifies the guidance used to recognize revenue from contracts with customers for transfers of goods and services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. The guidance also requires new qualitative and quantitative disclosures about contract balances and performance obligations. The Update can be adopted using either the full retrospective method or modified retrospective method. The Corporation intends to use the modified retrospective approach when adopted.

The guidance for these Revenue Recognition Updates is effective for annual periods beginning in the first quarter of 2018. Early application is permitted beginning in the first quarter of 2017. The Corporation is currently assessing the potential impact to its Consolidated Financial Statements.

Stock Based Compensation

ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Update is effective in the first quarter of 2017 by an application method determined by the type of transaction impacted by the adoption. Early application is permitted. The Corporation is currently assessing the potential impact to its Consolidated Financial Statements.

Investments

ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. The Update is effective in the first quarter of 2017 with prospective application. Early application is permitted. This Update is not expected to have a material effect on the Consolidated Financial Statements.

Derivative and Hedging Activities

ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), provides clarification that determination of whether an embedded contingent put or call option in a financial instrument is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence described in ASC 815-15-25-42. The Update is effective in the first quarter of 2017 with modified retrospective application. Early application is permitted. If an entity is no longer required to bifurcate an embedded derivative as a result of this Update and elects fair value accounting, the effects should be reported as a cumulative-effect adjustment. This Update is not expected to have a material effect on the Consolidated Financial Statements.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force), clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided all other hedge accounting criteria continue to be met. The Update is effective in the first quarter of 2017 with either prospective or modified retrospective application. Early application is permitted. This Update is not expected to have a material effect on the Consolidated Financial Statements.

Extinguishments of Liabilities

ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force), requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage. The Update is effective in the first quarter of 2018 with either the modified retrospective method by means of a cumulative-effect adjustment to retained earnings or retrospective application. Early application is permitted. This Update is not expected to have a material effect on the Consolidated Financial Statements.

Leases

ASU 2016-02, Leases (Topic 842), requires lessees to put most leases on their balance sheet but recognize expenses in the income statement similar to current accounting. In addition, the Update changes the guidance for sale-leaseback transactions, initial direct costs and lease executory costs for most entities. All entities will classify leases to determine how to recognize lease related revenue and expense. The Update is effective in the first quarter of 2019 with modified retrospective application including a number of optional practical expedients. Early application is permitted. The Corporation is currently assessing the potential impact to its Consolidated Financial Statements.

Financial Instruments – Recognition and Measurement

ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under the fair value option, and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The Update is effective in the first quarter of 2018 with a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. Early application is prohibited except for the provision requiring the recognition of changes in fair value related to changes in an entity’s own credit risk in other comprehensive income for financial liabilities measured using the fair value option. This Update is not expected to have a material effect on the Consolidated Financial Statements.

3. MERGERS AND ACQUISITIONS

Branch Purchase – Fifth Third Bank

On April 22, 2016, the Corporation completed its purchase of 17 branch-banking locations and related consumer loans in the Pittsburgh, Pennsylvania metropolitan area from Fifth Third Bank, in which the Corporation acquired approximately $99,500 in loans and $302,000 in deposits. The assets and liabilities relating to the branches purchased were recorded on the Corporation’s consolidated balance sheet at their preliminary fair values as of April 22, 2016, and the related results of operation for these branches have been included in the Corporation’s consolidated statement of comprehensive income since that date. Based on the preliminary purchase price allocation, the Corporation recorded $10,798 in goodwill and $5,200 in core deposit intangibles. These fair value estimates are provisional amounts based on third party valuations that are currently under review. The goodwill for this transaction is expected to be deductible for income tax purposes.

Metro Bancorp, Inc.

On February 13, 2016, the Corporation completed its acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. The acquisition will enhance the Corporation’s distribution and scale across Central Pennsylvania, strengthen its position as the largest Pennsylvania-based regional bank and allow the Corporation to leverage the significant infrastructure investments made in connection with the expansion of its product offerings and risk management systems. On the acquisition date, the estimated fair values of METR included $2,797,199 in assets, $1,869,046 in loans and $2,327,219 in deposits. The acquisition was valued at $404,020 and resulted in the Corporation issuing 34,041,181 shares of its common stock in exchange for 14,345,319 shares of METR common stock. The Corporation also acquired the fully vested outstanding stock options of METR. The assets and liabilities of METR were recorded on the Corporation’s consolidated balance sheet at their preliminary estimated fair values as of February 13, 2016, the acquisition date, and METR’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. METR’s banking affiliate, Metro Bank, was merged into FNBPA on February 13, 2016. Based on the preliminary purchase price allocation, the Corporation recorded $173,848 in goodwill and $36,801 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

The following pro forma financial information for the three months ended March 31, 2015 reflects the Corporation’s estimated consolidated pro forma results of operations as if the METR acquisition occurred on January 1, 2015, unadjusted for potential cost savings and other business synergies the Corporation expects to receive as a result of the acquisition:

	F.N.B. Corporation	METR	Pro Forma Adjustments	Pro Forma Combined
Revenue (net interest income and non-interest income)	$160,103	$33,626	$(1,061)	$192,668
Net income	40,343	5,722	(2,003)	44,062
Net income available to common stockholders	38,333	5,702	(1,983)	42,052
Earnings per common share – basic	0.22	0.40	—	0.20
Earnings per common share – diluted	0.22	0.39	—	0.20

The pro forma adjustments reflect amortization and associated taxes related to the purchase accounting adjustments made to record various acquired items at fair value.

In connection with the METR acquisition, the Corporation incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Corporation. These merger-related charges amounted to $24,577 and were expensed as incurred. Severance costs comprised 50.9% of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. The Corporation also incurred issuance costs of $743 which were charged to additional paid-in capital.

Branch Purchase – Bank of America

On September 18, 2015, the Corporation completed its purchase of five branch-banking locations in southeastern Pennsylvania from Bank of America (BofA). The fair value of the acquired assets totaled $154,619, including $148,159 in cash, $4,485 in goodwill and intangible assets, and $1,975 in fixed and other assets. The Corporation also assumed $154,619 in deposits associated with these branches. The Corporation paid a deposit premium of 1.94% and acquired an immaterial amount of loans as part of the transaction. The Corporation’s operating results for 2015 include the impact of branch activity subsequent to the September 18, 2015 closing date. Goodwill of $1,485 for this transaction is deductible for income tax purposes.

The following table summarizes the amounts recorded on the consolidated balance sheet as of each of the acquisition dates in conjunction with the METR acquisition and the BofA branch acquisition discussed above:

	METR	BofA Branches
Fair value of consideration paid	$404,020	$—
Fair value of identifiable assets acquired:
Cash and cash equivalents	46,854	148,159
Securities	722,980	—
Loans	1,869,046	842
Other intangible assets	36,801	3,000
Other assets	121,518	1,133

Total identifiable assets acquired	2,797,199	153,134
Fair value of liabilities assumed:
Deposits	2,327,219	154,619
Borrowings	227,539	—
Other liabilities	12,269	—

Total liabilities assumed	2,567,027	154,619
Fair value of net identifiable assets acquired	230,172	(1,485)

Goodwill recognized (1)	$173,848	$1,485

(1)	All of the goodwill for both of these transactions has been recorded by FNBPA.

4. SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2016
U.S. Treasury	$29,771	$223	$—	$29,994
U.S. government-sponsored entities	398,497	2,617	(36)	401,078
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,075,195	12,691	(21)	1,087,865
Agency collateralized mortgage obligations	524,722	3,812	(2,904)	525,630
Non-agency collateralized mortgage obligations	1,111	—	(15)	1,096
Commercial mortgage-backed securities	3,674	—	(1)	3,673
States of the U.S. and political subdivisions	39,620	283	(99)	39,804
Other debt securities	9,754	177	(1,023)	8,908

Total debt securities	2,082,344	19,803	(4,099)	2,098,048
Equity securities	975	320	—	1,295

	$2,083,319	$20,123	$(4,099)	$2,099,343

December 31, 2015
U.S. Treasury	$29,738	$58	$—	$29,796
U.S. government-sponsored entities	368,463	856	(1,325)	367,994
Residential mortgage-backed securities:
Agency mortgage-backed securities	703,069	4,594	(2,832)	704,831
Agency collateralized mortgage obligations	503,328	1,032	(8,530)	495,830
Non-agency collateralized mortgage obligations	1,177	13	—	1,190
Commercial mortgage-backed securities	4,299	—	(12)	4,287
States of the U.S. and political subdivisions	10,748	309	—	11,057
Other debt securities	14,729	208	(651)	14,286

Total debt securities	1,635,551	7,070	(13,350)	1,629,271
Equity securities	975	324	(3)	1,296

	$1,636,526	$7,394	$(13,353)	$1,630,567

Securities Held to Maturity
March 31, 2016
U.S. Treasury	$500	$184	$—	$684
U.S. government-sponsored entities	122,333	1,606	—	123,939
Residential mortgage-backed securities:
Agency mortgage-backed securities	830,640	18,063	(4)	848,699
Agency collateralized mortgage obligations	520,576	4,123	(2,931)	521,768
Non-agency collateralized mortgage obligations	2,436	4	(9)	2,431
Commercial mortgage-backed securities	50,526	1,222	(92)	51,656
States of the U.S. and political subdivisions	249,009	5,441	(174)	254,276

	$1,776,020	$30,643	$(3,210)	$1,803,453

December 31, 2015
U.S. Treasury	$500	$153	$—	$653
U.S. government-sponsored entities	137,385	809	(395)	137,799
Residential mortgage-backed securities:
Agency mortgage-backed securities	709,970	9,858	(1,176)	718,652
Agency collateralized mortgage obligations	499,694	803	(7,657)	492,840
Non-agency collateralized mortgage obligations	2,681	14	—	2,695
Commercial mortgage-backed securities	51,258	115	(259)	51,114
States of the U.S. and political subdivisions	235,573	4,191	(101)	239,663

	$1,637,061	$15,943	$(9,588)	$1,643,416

The increase in securities in 2016 primarily relates to the METR acquisition completed on February 13, 2016.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended
	March 31,
	2016	2015
Gross gains	$71	$—
Gross losses	—	(9)

	$71	$(9)

As of March 31, 2016, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$179	$180	$12,126	$12,140
Due from one to five years	441,067	444,025	114,319	115,578
Due from five to ten years	29,112	29,332	53,587	54,986
Due after ten years	7,284	6,247	191,810	196,195

	477,642	479,784	371,842	378,899
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,075,195	1,087,865	830,640	848,699
Agency collateralized mortgage obligations	524,722	525,630	520,576	521,768
Non-agency collateralized mortgage obligations	1,111	1,096	2,436	2,431
Commercial mortgage-backed securities	3,674	3,673	50,526	51,656
Equity securities	975	1,295	—	—

	$2,083,319	$2,099,343	$1,776,020	$1,803,453

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At March 31, 2016 and December 31, 2015, securities with a carrying value of $2,472,531 and $1,728,939, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $361,338 and $272,629 at March 31, 2016 and December 31, 2015, respectively, were pledged as collateral for short-term borrowings. In total, 73.1% of securities as of March 31, 2016 were pledged for purposes as stated above, compared to 61.3% as of December 31, 2015.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2016
U.S. government-sponsored entities	2	$17,960	$(36)	—	$—	$—	2	$17,960	$(36)
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	56,402	(21)	—	—	—	2	56,402	(21)
Agency collateralized mortgage obligations	2	29,786	(28)	15	175,354	(2,876)	17	205,140	(2,904)
Non-agency collateralized mortgage obligations	1	1,091	(15)	—	—	—	1	1,091	(15)
Commercial mortgage-backed securities	1	3,673	(1)	—	—	—	1	3,673	(1)
States of the U.S. and political subdivisions	16	21,325	(99)	—	—	—	16	21,325	(99)
Other debt securities	—	—	—	3	3,875	(1,023)	3	3,875	(1,023)

	24	$130,237	$(200)	18	$179,229	$(3,899)	42	$309,466	$(4,099)

December 31, 2015
U.S. government-sponsored entities	6	$99,131	$(814)	2	$34,487	$(511)	8	$133,618	$(1,325)
Residential mortgage-backed securities:
Agency mortgage-backed securities	19	359,250	(2,832)	—	—	—	19	359,250	(2,832)
Agency collateralized mortgage obligations	9	126,309	(1,366)	18	215,330	(7,164)	27	341,639	(8,530)
Commercial mortgage-backed securities	1	4,287	(12)	—	—	—	1	4,287	(12)
Other debt securities	—	—	—	3	4,245	(651)	3	4,245	(651)
Equity securities	1	632	(3)	—	—	—	1	632	(3)

	36	$589,609	$(5,027)	23	$254,062	$(8,326)	59	$843,671	$(13,353)

Securities Held to Maturity
March 31, 2016
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	$922	(4)	—	$—	—	1	$922	$(4)
Agency collateralized mortgage obligations	—	—	—	16	181,913	(2,931)	16	181,913	(2,931)
Non-agency collateralized mortgage obligations	2	1,294	(9)	—	—	—	2	1,294	(9)
Commercial mortgage-backed securities	1	8,579	(92)	—	—	—	1	8,579	(92)
States of the U.S. and political subdivisions	5	10,007	(173)	1	2,055	(1)	6	12,062	(174)

	9	$20,802	$(278)	17	$183,968	$(2,932)	26	$204,770	$(3,210)

December 31, 2015
U.S. government-sponsored entities	3	$39,843	$(173)	1	$14,778	$(222)	4	$54,621	$(395)
Residential mortgage-backed securities:
Agency mortgage-backed securities	17	212,024	(1,159)	1	917	(17)	18	212,941	(1,176)
Agency collateralized mortgage obligations	11	150,593	(1,434)	14	160,716	(6,223)	25	311,309	(7,657)
Commercial mortgage-backed securities	3	46,278	(259)	—	—	—	3	46,278	(259)
States of the U.S. and political subdivisions	9	17,616	(101)	—	—	—	9	17,616	(101)

	43	$466,354	$(3,126)	16	$176,411	$(6,462)	59	$642,765	$(9,588)

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

	Equities	Total
For the Three Months Ended March 31, 2016
Beginning balance	$27	$27
Loss where impairment was not previously recognized	—	—
Additional loss where impairment was previously recognized	—	—
Reduction due to credit impaired securities sold	—	—

Ending balance	$27	$27

For the Three Months Ended March 31, 2015
Beginning balance	$27	$27
Loss where impairment was not previously recognized	—	—
Additional loss where impairment was previously recognized	—	—
Reduction due to credit impaired securities sold	—	—

Ending balance	$27	$27

The Corporation did not recognize any impairment losses on securities for the three months ended March 31, 2016 or 2015.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio with a carrying amount of $288,813 as of March 31, 2016 is highly rated with an average entity-specific rating of AA and 97.0% of the portfolio rated A or better. General obligation bonds comprise 99.8% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 94.8% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1,730. In addition to the strong stand-alone ratings, 81.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

5. LOANS AND LEASES

Following is a summary of loans and leases, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans and Leases
March 31, 2016
Commercial real estate	$3,605,301	$1,648,359	$5,253,660
Commercial and industrial	2,574,321	471,946	3,046,267
Commercial leases	202,605	—	202,605

Total commercial loans and leases	6,382,227	2,120,305	8,502,532
Direct installment	1,686,037	104,765	1,790,802
Residential mortgages	1,105,680	425,699	1,531,379
Indirect installment	1,025,413	314	1,025,727
Consumer lines of credit	1,034,681	226,812	1,261,493
Other	53,666	—	53,666

	$11,287,704	$2,877,895	$14,165,599

	Originated Loans	Acquired Loans	Total Loans and Leases
December 31, 2015
Commercial real estate	$3,531,146	$577,910	$4,109,056
Commercial and industrial	2,534,351	67,371	2,601,722
Commercial leases	204,553	—	204,553

Total commercial loans and leases	6,270,050	645,281	6,915,331
Direct installment	1,660,717	45,919	1,706,636
Residential mortgages	1,044,689	351,282	1,395,971
Indirect installment	996,175	554	996,729
Consumer lines of credit	1,021,830	115,425	1,137,255
Other	38,518	—	38,518

	$11,031,979	$1,158,461	$12,190,440

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

The loan and lease portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio also contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $180,889 or 1.3% of total loans and leases at March 31, 2016, compared to $186,162 or 1.5% of total loans and leases at December 31, 2015. Due to the relative size of the consumer finance loan portfolio, these loans are not segregated from other consumer loans.

As of March 31, 2016, 38.2% of the commercial real estate loans were owner-occupied, while the remaining 61.8% were non-owner-occupied, compared to 38.1% and 61.9%, respectively, as of December 31, 2015. As of March 31, 2016 and December 31, 2015, the Corporation had commercial construction loans of $458,388 and $352,322, respectively, representing 3.2% and 2.9% of total loans and leases at those respective dates.

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

	March 31, 2016	December 31, 2015
Accounted for under ASC 310-30:
Outstanding balance	$2,849,661	$1,258,418
Carrying amount	2,485,752	1,011,139
Accounted for under ASC 310-20:
Outstanding balance	403,252	146,161
Carrying amount	386,564	140,595
Total acquired loans:
Outstanding balance	3,252,913	1,404,579
Carrying amount	2,872,316	1,151,734

The carrying amount of purchased credit impaired loans included in the table above totaled $17,161 at March 31, 2016 and $5,940 at December 31, 2015, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$256,120	$331,899
Acquisitions	284,092	—
Reduction due to unexpected early payoffs	(9,375)	(11,909)
Reclass from non-accretable difference	10,494	7,676
Disposals/transfers	(260)	(118)
Accretion	(13,204)	(16,264)

Balance at end of period	$527,867	$311,284

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from METR.

	Acquired Impaired Loans	Acquired Performing Loans	Total
Contractually required cash flows at acquisition	$99,611	$2,074,623	$2,174,234
Non-accretable difference (expected losses and foregone interest)	(52,995)	(248,666)	(301,661)

Cash flows expected to be collected at acquisition	46,616	1,825,957	1,872,573
Accretable yield	(1,063)	(283,029)	(284,092)

Basis in acquired loans at acquisition	$45,553	$1,542,928	$1,588,481

In addition, loans purchased in the METR acquisition that were not subject to ASC 310-30 had the following balances at the date of acquisition: fair value of $273,966; unpaid principal balance of $296,484; and contractual cash flows not expected to be collected of $98,021.

Credit Quality

Management monitors the credit quality of the Corporation’s loan and lease portfolio on an ongoing basis. Measurement of delinquency and past due status is based on the contractual terms of each loan.

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days or when the principal and interest is deemed uncollectible, unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

Following is a summary of non-performing assets:

	March 31, 2016	December 31, 2015
Non-accrual loans	$63,036	$49,897
Troubled debt restructurings	21,453	22,028

Total non-performing loans	84,489	71,925
Other real estate owned (OREO)	50,526	38,918

Total non-performing assets	$135,015	$110,843

Asset quality ratios:
Non-performing loans as a percent of total loans and leases	0.60%	0.59%
Non-performing loans + OREO as a percent of total loans and leases + OREO	0.95%	0.91%
Non-performing assets as a percent of total assets	0.66%	0.63%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure totaled $4,590 at March 31, 2016 and $5,219 at December 31, 2015. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2016 and December 31, 2015 totaled $10,174 and $11,725, respectively.

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans and leases originated and loans acquired:

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
March 31, 2016
Commercial real estate	$9,342	$1	$24,083	$33,426	$3,571,875	$3,605,301
Commercial and industrial	4,653	3	24,627	29,283	2,545,038	2,574,321
Commercial leases	1,422	15	894	2,331	200,274	202,605

Total commercial loans and leases	15,417	19	49,604	65,040	6,317,187	6,382,227
Direct installment	6,845	3,463	5,646	15,954	1,670,083	1,686,037
Residential mortgages	7,398	1,545	3,446	12,389	1,093,291	1,105,680
Indirect installment	5,479	369	1,347	7,195	1,018,218	1,025,413
Consumer lines of credit	1,523	661	1,954	4,138	1,030,543	1,034,681
Other	49	63	—	112	53,554	53,666

	$36,711	$6,120	$61,997	$104,828	$11,182,876	$11,287,704

December 31, 2015
Commercial real estate	$11,006	$1	$23,503	$34,510	$3,496,636	$3,531,146
Commercial and industrial	5,409	3	14,382	19,794	2,514,557	2,534,351
Commercial leases	924	—	659	1,583	202,970	204,553

Total commercial loans and leases	17,339	4	38,544	55,887	6,214,163	6,270,050
Direct installment	9,254	3,813	4,806	17,873	1,642,844	1,660,717
Residential mortgages	8,135	1,470	2,882	12,487	1,032,202	1,044,689
Indirect installment	9,472	379	1,361	11,212	984,963	996,175
Consumer lines of credit	2,410	1,189	1,181	4,780	1,017,050	1,021,830
Other	73	169	—	242	38,276	38,518

	$46,683	$7,024	$48,774	$102,481	$10,929,498	$11,031,979

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
March 31, 2016
Commercial real estate	$27,329	$23,563	$740	$51,632	$1,695,949	$(99,222)	$1,648,359
Commercial and industrial	1,879	6,596	152	8,627	499,764	(36,445)	471,946

Total commercial loans	29,208	30,159	892	60,259	2,195,713	(135,667)	2,120,305
Direct installment	2,855	958	—	3,813	97,964	2,988	104,765
Residential mortgages	11,010	15,498	—	26,508	436,528	(37,337)	425,699
Indirect installment	—	6	—	6	413	(105)	314
Consumer lines of credit	1,578	1,292	147	3,017	228,682	(4,887)	226,812

	$44,651	$47,913	$1,039	$93,603	$2,959,300	$(175,008)	$2,877,895

December 31, 2015
Commercial real estate	$6,399	$12,752	$931	$20,082	$593,128	$(35,300)	$577,910
Commercial and industrial	1,065	616	103	1,784	72,037	(6,450)	67,371

Total commercial loans	7,464	13,368	1,034	21,866	665,165	(41,750)	645,281
Direct installment	837	659	—	1,496	43,596	827	45,919
Residential mortgages	5,871	15,136	—	21,007	366,742	(36,467)	351,282
Indirect installment	32	9	—	41	571	(58)	554
Consumer lines of credit	830	546	89	1,465	117,443	(3,483)	115,425

	$15,034	$29,718	$1,123	$45,875	$1,193,517	$(80,931)	$1,158,461

(1)	Past due information for acquired loans is based on the contractual balance outstanding at March 31, 2016 and December 31, 2015.
(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, as long as the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method. Acquired loans are considered non-accrual or non-performing when, due to credit deterioration or other factors, the Corporation determines it is no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. The Corporation does not recognize interest income on acquired loans considered non-accrual or non-performing.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan and lease portfolio:

Rating Category	Definition
Pass	in general, the condition and performance of the borrower is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition and performance of the borrower has significantly deteriorated and could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Originated Commercial Loan and Lease Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
March 31, 2016
Commercial real estate	$3,445,547	$97,426	$61,928	$400	$3,605,301
Commercial and industrial	2,346,483	114,408	107,818	5,612	2,574,321
Commercial leases	194,947	3,121	4,537	—	202,605

	$5,986,977	$214,955	$174,283	$6,012	$6,382,227

December 31, 2015
Commercial real estate	$3,416,527	$52,887	$61,411	$321	$3,531,146
Commercial and industrial	2,335,103	109,539	87,380	2,329	2,534,351
Commercial leases	198,207	2,447	3,899	—	204,553

	$5,949,837	$164,873	$152,690	$2,650	$6,270,050

Acquired Loans
March 31, 2016
Commercial real estate	$1,331,863	$156,709	$152,929	$6,858	$1,648,359
Commercial and industrial	369,178	23,214	77,897	1,657	471,946

	$1,701,041	$179,923	$230,826	$8,515	$2,120,305

December 31, 2015
Commercial real estate	$464,162	$47,619	$66,129	—	$577,910
Commercial and industrial	56,446	3,182	7,743	—	67,371

	$520,608	$50,801	$73,872	—	$645,281

Credit quality information for acquired loans is based on the contractual balance outstanding at March 31, 2016 and December 31, 2015. The increase in acquired loans in 2016 relates to the METR acquisition completed on February 13, 2016.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Originated Consumer Loan Credit Quality by Payment Status
	Performing	Non- Performing	Total
March 31, 2016
Direct installment	$1,671,896	$14,141	$1,686,037
Residential mortgages	1,092,329	13,351	1,105,680
Indirect installment	1,023,909	1,504	1,025,413
Consumer lines of credit	1,031,798	2,883	1,034,681
Other	53,666	—	53,666

	$4,873,598	$31,879	$4,905,477

	Originated Consumer Loan Credit Quality by Payment Status
	Performing	Non- Performing	Total
December 31, 2015
Direct installment	$1,646,925	$13,792	$1,660,717
Residential mortgages	1,031,926	12,763	1,044,689
Indirect installment	994,661	1,514	996,175
Consumer lines of credit	1,019,783	2,047	1,021,830
Other	38,518	—	38,518

	$4,731,813	$30,116	$4,761,929

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

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Three Months Ended March 31, 2016
Commercial real estate	$33,434	$24,035	$1,520	$25,555	$400	$25,374
Commercial and industrial	25,965	12,042	12,479	24,521	5,612	19,620
Commercial leases	894	894	—	894	—	—

Total commercial loans and leases	60,293	36,971	13,999	50,970	6,012	44,994
Direct installment	15,135	14,141	—	14,141	—	13,966
Residential mortgages	13,881	13,351	—	13,351	—	13,058
Indirect installment	3,667	1,504	—	1,504	—	1,509
Consumer lines of credit	3,436	2,883	—	2,883	—	2,465

	$96,412	$68,850	$13,999	$82,849	$6,012	$75,992

At or for the Year Ended December 31, 2015
Commercial real estate	$33,780	$24,423	$772	$25,195	$321	$26,143
Commercial and industrial	15,860	9,176	5,543	14,719	2,329	12,298
Commercial leases	659	659	—	659	—	747

Total commercial loans and leases	50,299	34,258	6,315	40,573	2,650	39,188
Direct installment	14,679	13,792	—	13,792	—	13,267
Residential mortgages	13,394	12,763	—	12,763	—	12,896
Indirect installment	3,745	1,514	—	1,514	—	1,401
Consumer lines of credit	2,408	2,047	—	2,047	—	2,198

	$84,525	$64,374	$6,315	$70,689	$2,650	$68,950

Interest income is generally no longer recognized once a loan becomes impaired.

These tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories: commercial real estate of $2,821; commercial and industrial of $499; direct installment of $1,322; residential mortgages of $487; indirect installment of $222; and consumer lines of credit of $229, totaling $5,580 at March 31, 2016 and commercial real estate of $3,073; commercial and industrial of $695; direct installment of $1,557; residential mortgages of $659; indirect installment of $221; and consumer lines of credit of $522, totaling $6,727 at December 31, 2015.

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

Following is a summary of the payment status of originated TDRs:

	March 31, 2016	December 31, 2015
Accruing:
Performing	$16,508	$15,165
Non-performing	21,453	22,028
Non-accrual	11,953	8,307

	$49,914	$45,500

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the three months ended March 31, 2016, the Corporation returned to performing status $2,488 in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for credit losses included specific reserves for commercial TDRs of $298 and $300 at March 31, 2016 and December 31, 2015, respectively, and pooled reserves for individual loans under $500 of $865 and $929 for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for credit losses included pooled reserves for these classes of loans of $3,405 and $3,515 at March 31, 2016 and December 31, 2015, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of originated loans, by class, that have been restructured:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	4	$778	$760	2	$312	$196
Commercial and industrial	2	5,565	3,279	—	—	—

Total commercial loans	6	6,343	4,039	2	312	196
Direct installment	145	1,991	1,961	131	1,526	1,484
Residential mortgages	18	968	951	14	581	631
Indirect installment	3	11	12	5	16	16
Consumer lines of credit	20	243	238	16	270	270

	192	$9,556	$7,201	168	$2,705	$2,597

Following is a summary of originated TDRs, by class of loans and leases, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended March 31, 2016 (1)		Three Months Ended March 31, 2015 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—

Total commercial loans	—	—	—	—
Direct installment	28	175	37	105
Residential mortgages	1	50	2	102
Indirect installment	4	5	3	4
Consumer lines of credit	1	10	1	92

	34	$240	43	$303

(1)	The recorded investment is as of period end.

6. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses addresses credit losses inherent in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the consolidated balance sheet. Loan and lease losses are charged off against the allowance for credit losses, with recoveries of amounts previously charged off credited to the allowance for credit losses. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the adequacy of the allowance for credit losses.

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for credit losses	Balance at End of Period
Three Months Ended March 31, 2016
Commercial real estate	$41,741	$(1,369)	$597	$(772)	$2,929	$43,898
Commercial and industrial	41,023	(298)	190	(108)	6,948	47,863
Commercial leases	2,541	(114)	14	(100)	377	2,818

Total commercial loans and leases	85,305	(1,781)	801	(980)	10,254	94,579
Direct installment	21,587	(2,667)	454	(2,213)	1,351	20,725
Residential mortgages	7,909	(85)	19	(66)	(33)	7,810
Indirect installment	9,889	(1,942)	262	(1,680)	856	9,065
Consumer lines of credit	9,582	(474)	56	(418)	(197)	8,967
Other	1,013	(554)	6	(548)	609	1,074

Total allowance on originated loans and leases	135,285	(7,503)	1,598	(5,905)	12,840	142,220

Purchased credit-impaired loans	834	(160)	—	(160)	30	704
Other acquired loans	5,893	(221)	306	85	(1,102)	4,876

Total allowance on acquired loans	6,727	(381)	306	(75)	(1,072)	5,580

Total allowance	$142,012	$(7,884)	$1,904	$(5,980)	$11,768	$147,800

Three Months Ended March 31, 2015
Commercial real estate	$37,588	$(1,001)	$209	$(792)	$1,996	$38,792
Commercial and industrial	32,645	(684)	120	(564)	722	32,803
Commercial leases	2,398	(93)	10	(83)	261	2,576

Total commercial loans and leases	72,631	(1,778)	339	(1,439)	2,979	74,171
Direct installment	20,538	(2,433)	269	(2,164)	2,830	21,204
Residential mortgages	8,024	(511)	15	(496)	943	8,471
Indirect installment	7,504	(1,280)	302	(978)	1,131	7,657
Consumer lines of credit	8,496	(410)	40	(370)	764	8,890
Other	759	(335)	11	(324)	419	854

Total allowance on originated loans and leases	117,952	(6,747)	976	(5,771)	9,066	121,247

Purchased credit-impaired loans	660	(64)	19	(45)	6	621
Other acquired loans	7,314	(77)	330	253	(936)	6,631

Total allowance on acquired loans	7,974	(141)	349	208	(930)	7,252

Total allowance	$125,926	$(6,888)	$1,325	$(5,563)	$8,136	$128,499

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2016
Commercial real estate	$400	$43,498	$3,605,301	$14,260	$3,591,041
Commercial and industrial	5,612	42,251	2,574,321	19,679	2,554,642
Commercial leases	—	2,818	202,605	—	202,605

Total commercial loans and leases	6,012	88,567	6,382,227	33,939	6,348,288
Direct installment	—	20,725	1,686,037	—	1,686,037
Residential mortgages	—	7,810	1,105,680	—	1,105,680
Indirect installment	—	9,065	1,025,413	—	1,025,413
Consumer lines of credit	—	8,967	1,034,681	—	1,034,681
Other	—	1,074	53,666	—	53,666

	$6,012	$136,208	$11,287,704	$33,939	$11,253,765

December 31, 2015
Commercial real estate	$321	$41,420	$3,531,146	$12,904	$3,518,242
Commercial and industrial	2,329	38,694	2,534,351	10,802	2,523,549
Commercial leases	—	2,541	204,553	—	204,553

Total commercial loans and leases	2,650	82,655	6,270,050	23,706	6,246,344
Direct installment	—	21,587	1,660,717	—	1,660,717
Residential mortgages	—	7,909	1,044,689	—	1,044,689
Indirect installment	—	9,889	996,175	—	996,175
Consumer lines of credit	—	9,582	1,021,830	—	1,021,830
Other	—	1,013	38,518	—	38,518

	$2,650	$132,635	$11,031,979	$23,706	$11,008,273

7. BORROWINGS

Following is a summary of short-term borrowings:

	March 31, 2016	December 31, 2015
Securities sold under repurchase agreements	$297,562	$266,732
Federal Home Loan Bank advances	490,000	1,090,000
Federal funds purchased	652,000	568,000
Subordinated notes	124,326	124,164

	$1,563,888	$2,048,896

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term borrowings:

	March 31, 2016	December 31, 2015
Federal Home Loan Bank advances	$425,147	$400,017
Subordinated notes	85,206	84,668
Junior subordinated debt	48,572	58,298
Other subordinated debt	98,520	98,497

	$657,445	$641,480

The Corporation’s banking affiliate has available credit with the FHLB of $5,543,082 of which $915,147 was used as of March 31, 2016. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.76% to 4.19% for both the three months ended March 31, 2016 and the year ended December 31, 2015.

The junior subordinated debt is comprised of debt securities issued by the Corporation in relation to its two unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust II and Omega Financial Capital Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities, or trust preferred securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition.

Distributions on the junior subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. Under capital guidelines, beginning in 2016, the entire balance of TPS is included in tier 2 capital. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

During 2016, the Corporation redeemed $10,000 of the TPS issued by Omega Financial Capital Trust I.

The following table provides information relating to the Trusts as of March 31, 2016:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	2.28%	Variable; 3-month LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,407	10/18/34	2.81%	Variable; 3-month LIBOR + 219 bps

	$47,500	$1,779	$48,572

8. DERIVATIVE AND HEDGING ACTIVITIES

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

The following table presents notional amounts and gross fair values of all derivative assets and derivative liabilities held by the Corporation:

	March 31, 2016			December 31, 2015
	Notional	Fair Value		Notional	Fair Value
	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$250,000	$7,859	$1,341	$250,000	$3,178	$962
Interest rate swaps – not designated	1,373,959	—	80,625	1,262,964	1	50,491
Equity contracts – not designated	1,180	34	—	1,180	18	—

Total subject to master netting arrangements	1,625,139	7,893	81,966	1,514,144	3,197	51,453
Not subject to master netting arrangements:
Interest rate swaps – not designated	1,373,959	80,091	—	1,262,964	49,998	1
Credit risk contracts – not designated	134,204	22	219	114,753	7	133
Equity contracts – not designated	1,180	—	34	1,180	—	18

Total not subject to master netting arrangements	1,509,343	80,113	253	1,378,897	50,005	152

	$3,134,482	$88,006	$82,219	$2,893,041	$53,202	$51,605

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

The notional amount of these interest rate derivative agreements totaled $250,000 at both March 31, 2016 and December 31, 2015. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $7,859 and $1,341, respectively, at March 31, 2016, and $3,178 and $962, respectively, at December 31, 2015. For the three months ended March 31, 2016, the amount reclassified from accumulated other comprehensive income (AOCI) to interest income and interest expense totaled $687 ($446 net of tax) and $150 ($97 net of tax), respectively.

As of March 31, 2016, the maximum length of time over which forecasted interest cash flows are hedged is seven years. In the twelve months that follow March 31, 2016, the Corporation expects to reclassify from the amount currently reported in AOCI net derivative gains of $1,979 ($1,286 net of tax), in association with interest on the hedged loans and FHLB advance. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2016.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the three months ended March 31, 2016 and 2015, there was no hedge ineffectiveness. Also, during the three months ended March 31, 2016 and 2015, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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

The notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $1,373,959 at March 31, 2016. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $80,091 and $80,625, respectively, at March 31, 2016. At December 31, 2015, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $1,262,964. At December 31, 2015, fair values included in other assets and other liabilities on the consolidated balance sheet amounted to $49,999 and $50,492, respectively.

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

Risk participation agreements sold with notional amounts totaling $83,010 as of March 31, 2016 have remaining terms ranging from one to fourteen years. Under these agreements, the Corporation’s maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $219 at March 31, 2016 and $133 at December 31, 2015.

The fair values of risk participation agreements purchased and sold were not material at March 31, 2016 and December 31, 2015.

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

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1,894 and $1,333 as of March 31, 2016 and December 31, 2015, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
March 31, 2016
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$7,859	—	$7,859
Not designated	—	—	—
Equity contracts – not designated	34	—	34
Not subject to master netting arrangements:
Interest rate contracts – not designated	80,091	—	80,091
Credit contracts – not designated	22	—	22

	$88,006	—	$88,006

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,341	—	$1,341
Not designated	80,625	—	80,625
Not subject to master netting arrangements:
Interest rate contracts – not designated	—	—	—
Credit contracts – not designated	219	—	219
Equity contracts – not designated	34	—	34

	$82,219	—	$82,219

December 31, 2015
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$3,178	—	$3,178
Not designated	1	—	1
Equity contracts – not designated	18	—	18
Not subject to master netting arrangements:
Interest rate contracts – not designated	49,998	—	49,998
Credit contracts – not designated	7		7

	$53,202	—	$53,202

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$962	—	$962
Not designated	50,491	—	50,491
Not subject to master netting arrangements:
Interest rate contracts – not designated	1	—	1
Credit contracts – not designated	133		133
Equity contracts – not designated	18	—	18

	$51,605	—	$51,605

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

	Net Amount Presented in the Balance Sheet	Amount Not Offset in the Balance Sheet
		Financial Instruments	Cash Collateral	Net Amount
March 31, 2016
Derivative Assets
Interest rate contracts:
Designated	$7,859	$5,052	$2,807	—
Not designated	—	—	—	—
Equity contracts – not designated	34	34	—	—

	$7,893	$5,086	$2,807	—

Derivative Liabilities
Interest rate contracts:
Designated	$1,341	$—	$1,341	$—
Not designated	80,625	31,472	47,487	1,666

	$81,966	$31,472	$48,828	$1,666

December 31, 2015
Derivative Assets
Interest rate contracts:
Designated	$3,178	$1,516	$1,662	—
Not designated	1	1	—	—
Equity contracts – not designated	18	18	—	—

	$3,197	$1,535	$1,662	—

Derivative Liabilities
Interest rate contracts:
Designated	$962	$792	$170	$—
Not designated	50,491	24,579	24,632	1,280

	$51,453	$25,371	$24,802	$1,280

The following table presents the effect of certain of the Corporation’s derivative financial instruments on the income statement:

	Income	Three Months Ended
	Statement	March 31,
	Location	2016	2015
Interest Rate Contracts	Interest income—loans and leases	$687	$809
Interest Rate Contracts	Interest expense—short-term borrowings	150	—
Interest Rate Swaps	Other income	(41)	(107)
Credit Risk Contracts	Other income	(71)	—

Other

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at March 31, 2016 and December 31, 2015 are not material.

9. COMMITMENTS, CREDIT RISK AND CONTINGENCIES

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

Following is a summary of off-balance sheet credit risk information:

	March 31, 2016	December 31, 2015
Commitments to extend credit	$4,463,138	$3,781,719
Standby letters of credit	118,167	92,979

At March 31, 2016, funding of 75.4% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is quantified on a quarterly basis, through the review of historical performance of the Corporation’s portfolios and recorded as a liability on the Corporation’s balance sheet.

In addition, subordinated notes issued by a wholly-owned finance subsidiary of the Corporation are fully and unconditionally guaranteed by the Corporation.

Other Legal Proceedings

In the ordinary course of business, the Corporation and its subsidiaries are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, the Corporation and its subsidiaries also are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Claims for significant monetary damages may be asserted in many of these type legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, the Corporation does not believe that judgments, sanctions, settlements or orders, if any, that may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material effect on net income in a given period. In view of the inherent unpredictability of outcomes in litigation and governmental and regulatory matters, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course, there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and governmental and regulatory matters, including a possible eventual loss, fine, penalty, business or reputational impact, if any, associated with each such matter. In accordance with applicable accounting guidance, the Corporation establishes accruals for litigation and governmental and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Corporation will continue to monitor such matters for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, the Corporation does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. The Corporation believes that its accruals for legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position of the Corporation, although future accruals could have a material effect on net income in a given period.

10. STOCK INCENTIVE PLANS

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

The Corporation did not issue any restricted stock awards for the three months ended March 31, 2016 or 2015. For performance-based restricted stock awards granted, the recipients will earn between 0% and 175% of the number of units issued, based on the Corporation’s total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued. As of March 31, 2016, the Corporation had available up to 3,310,508 shares of common stock to issue under the Plans.

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

Share-based compensation expense related to restricted stock awards was $1,136 and $340 for the three months ended March 31, 2016 and 2015, the tax benefit of which was $398 and $119, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2016		2015
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,548,444	$12.85	1,354,093	$11.86
Net adjustment due to performance	—	—	(46,956)	10.25
Vested	(363,799)	12.07	(458,450)	10.60
Forfeited	(6,368)	12.79	(2,357)	17.93
Dividend reinvestment	10,870	11.50	7,656	14.24

Unvested awards outstanding at end of period	1,189,147	13.08	853,986	12.63

The total fair value of awards vested was $4,424 and $5,740 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, there was $8,097 of unrecognized compensation cost related to unvested restricted stock awards, including $40 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of March 31, 2016 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	514,702	674,445	1,189,147
Unrecognized compensation expense	$3,178	$4,919	$8,097
Intrinsic value	$6,696	$8,775	$15,471
Weighted average remaining life (in years)	1.69	2.37	2.08

Stock Options

All outstanding stock options were assumed in connection with certain of the Corporation’s completed acquisitions and are fully vested. Upon consummation of those acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent Corporation stock options. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 24,806 and 60,094 for the three months ended March 31, 2016 and 2015, respectively.

The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	435,340	$8.86	568,834	$8.86
Assumed from acquisitions	1,707,036	7.83	—	—
Exercised	(24,806)	6.38	(60,094)	5.04
Forfeited	(92,650)	6.69	(2,182)	4.34

Options outstanding and exercisable at end of period	2,024,920	8.12	506,558	9.33

The intrinsic value of outstanding and exercisable stock options at March 31, 2016 was $10,045.

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

In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 380,390, with a resulting lower exercise price of $3.21 per share as of March 31, 2016. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.

11. RETIREMENT PLANS

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

The net periodic benefit credit for the defined benefit plans includes the following components:

	Three Months Ended
	March 31,
	2016	2015
Service cost	$(4)	$17
Interest cost	1,544	1,477
Expected return on plan assets	(2,353)	(2,491)
Amortization:
Unrecognized prior service cost	2	2
Unrecognized loss	608	536

Net periodic pension credit	$(203)	$(459)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first six percent that the employee defers. Additionally, the Corporation may provide a performance-based company contribution of up to three percent if the Corporation exceeds annual financial goals. The Corporation’s contribution expense was $2,462 and $2,167 for the three months ended March 31, 2016 and 2015, respectively.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

12. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2016	2015
Net income	$26,132	$40,343
Other comprehensive income:
Securities available for sale:
Unrealized gains arising during the period, net of tax expense of $7,719 and $4,523	14,335	8,400
Reclassification adjustment for (gains) losses included in net income, net of tax expense of $25 and $(3)	(46)	6
Derivative instruments:
Unrealized gains arising during the period, net of tax expense of $1,693 and $1,504	3,145	2,793
Reclassification adjustment for gains included in net income, net of tax expense of $188 and $283	(349)	(526)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $214 and $189	397	350

Other comprehensive income	17,482	11,023

Comprehensive income	$43,614	$51,366

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

The following table presents changes in AOCI, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2016
Balance at beginning of period	$(3,873)	$1,440	$(48,700)	$(51,133)
Other comprehensive income before reclassifications	14,335	3,145	397	17,877
Amounts reclassified from AOCI	(46)	(349)	—	(395)

Net current period other comprehensive income	14,289	2,796	397	17,482

Balance at end of period	$10,416	$4,236	$(48,303)	$(33,651)

13. EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2016	2015
Net income	$26,132	$40,343
Less: Preferred stock dividends	2,010	2,010

Net income available to common stockholders	$24,122	$38,333

Basic weighted average common shares outstanding	193,585,702	174,152,283
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,292,220	1,673,693

Diluted weighted average common shares outstanding	194,877,922	175,825,976

Earnings per common share:
Basic	$0.12	$0.22

Diluted	$0.12	$0.22

For the three months ended March 31, 2016 and 2015, 15,501 and 24,272 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

14. CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

	2016	2015
Three Months Ended March 31
Interest paid on deposits and other borrowings	$13,794	$11,626
Income taxes paid	—	—
Transfers of loans to other real estate owned	8,049	1,965
Financing of other real estate owned sold	62	166

15. BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2016
Interest income	$143,978	$—	$22	$9,785	$1,969	$155,754
Interest expense	12,594	—	—	941	1,865	15,400
Net interest income	131,384	—	22	8,844	104	140,354
Provision for credit losses	9,917	—	—	1,526	325	11,768
Non-interest income	31,233	8,816	4,194	716	1,085	46,044
Non-interest expense	118,048	7,089	3,301	5,204	357	133,999
Intangible amortization	2,441	65	143	—	—	2,649
Income tax expense (benefit)	10,117	605	275	1,112	(259)	11,850
Net income (loss)	22,094	1,057	497	1,718	766	26,132
Total assets	20,151,815	20,540	21,680	188,547	(58,058)	20,324,524
Total intangibles	1,062,079	10,383	12,779	1,809	—	1,087,050

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2015
Interest income	$122,118	$—	$23	$9,593	$1,635	$133,369
Interest expense	9,941	—	—	860	647	11,448
Net interest income	112,177	—	23	8,733	988	121,921
Provision for credit losses	6,327	—	—	1,574	235	8,136
Non-interest income	27,301	8,387	3,593	676	(1,775)	38,182
Non-interest expense	77,079	6,493	4,170	4,808	(10)	92,540
Intangible amortization	1,947	68	100	—	—	2,115
Income tax expense (benefit)	15,931	658	(226)	1,149	(543)	16,969
Net income (loss)	38,194	1,168	(428)	1,878	(469)	40,343
Total assets	16,100,851	21,125	18,464	182,662	(44,254)	16,278,848
Total intangibles	852,764	10,652	10,021	1,809	—	875,246

16. FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2016, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2016
Assets Measured at Fair Value
Available for sale debt securities:
U.S. Treasury	$—	$29,994	$—	$29,994
U.S. government-sponsored entities	—	401,078	—	401,078
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,087,865	—	1,087,865
Agency collateralized mortgage obligations	—	525,630	—	525,630
Non-agency collateralized mortgage obligations	—	5	1,091	1,096
Commercial mortgage-backed securities	—	3,673	—	3,673
States of the U.S. and political subdivisions	—	39,804	—	39,804
Other debt securities	—	8,908	—	8,908

	—	2,096,957	1,091	2,098,048

Available for sale equity securities:
Financial services industry	102	636	424	1,162
Insurance services industry	133	—	—	133

	235	636	424	1,295

	235	2,097,593	1,515	2,099,343
Derivative financial instruments:
Trading	—	80,125	—	80,125
Not for trading	—	7,881	—	7,881

	—	88,006	—	88,006

	$235	$2,185,599	$1,515	$2,187,349

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$80,659	—	$80,659
Not for trading	—	1,560	—	1,560

	—	$82,219	—	$82,219

	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets Measured at Fair Value
Available for sale debt securities:
U.S. Treasury	$—	$29,796	$—	$29,796
U.S. government-sponsored entities	—	367,994	—	367,994
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	704,831	—	704,831
Agency collateralized mortgage obligations	—	495,830	—	495,830
Non-agency collateralized mortgage obligations	—	6	1,184	1,190
Commercial mortgage-backed securities	—	4,287	—	4,287
States of the U.S. and political subdivisions	—	11,057	—	11,057
Other debt securities	—	14,286	—	14,286

	—	1,628,087	1,184	1,629,271

Available for sale equity securities:
Financial services industry	97	632	439	1,168
Insurance services industry	128	—	—	128

	225	632	439	1,296

	225	1,628,719	1,623	1,630,567
Derivative financial instruments:
Trading	—	50,017	—	50,017
Not for trading	—	3,185	—	3,185

	—	53,202	—	53,202

	$225	$1,681,921	$1,623	$1,683,769

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$50,510	—	$50,510
Not for trading	—	1,095	—	1,095

	—	$51,605	—	$51,605

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Three Months Ended March 31, 2016
Balance at beginning of period	$439	$1,184	$1,623
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	(15)	(28)	(43)
Accretion included in earnings	—	2	2
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales/redemptions	—	—	—
Settlements	—	(67)	(67)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—

Balance at end of period	$424	$1,091	$1,515

Year Ended December 31, 2015
Balance at beginning of period	$475	$1,420	$1,895
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	20	(4)	16
Accretion included in earnings	—	5	5
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales/redemptions	—	—	—
Settlements	—	(237)	(237)
Transfers from Level 3	(56)	—	(56)
Transfers into Level 3	—	—	—

Balance at end of period	$439	$1,184	$1,623

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the Securities Available for Sale footnote in this section of this Report for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2016. During 2015, the Corporation transferred an equity security totaling $56 to non-marketable equity securities, reflected in other assets on the Consolidated Balance Sheet.

For the three months ended March 31, 2016 and 2015, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the Consolidated Statements of Comprehensive Income.

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

	Level 1	Level 2	Level 3	Total
March 31, 2016
Impaired loans	—	$957	$7,257	$8,214
Other real estate owned	—	1,148	868	2,016
December 31, 2015
Impaired loans	—	124	3,704	3,828
Other real estate owned	—	5,705	2,126	7,831

Substantially all of the fair value amounts in the table above were estimated at a date during the three months or twelve months ended March 31, 2016 and December 31, 2015, respectively. Consequently, the fair value information presented is not as of the period’s end.

Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2016 had a carrying amount of $14,064 and an allocated allowance for credit losses of $6,012. The allocated allowance is based on fair value of $8,214 less estimated costs to sell of $162. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $3,362, which was included in the provision for credit losses for the three months ended March 31, 2016.

OREO with a carrying amount of $2,616 was written down to $1,803 (fair value of $2,016 less estimated costs to sell of $213), resulting in a loss of $813, which was included in earnings for the three months ended March 31, 2016.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

	Carrying		Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2016
Financial Assets
Cash and cash equivalents	$345,945	$345,945	$345,945	$—	$—
Securities available for sale	2,099,343	2,099,343	235	2,097,593	1,515
Securities held to maturity	1,776,020	1,803,453	—	1,801,022	2,431
Net loans and leases, including loans held for sale	14,025,482	13,969,315	—	—	13,969,315
Derivative assets	88,006	88,006	—	88,006	—
Accrued interest receivable	53,609	53,609	53,609	—	—
Financial Liabilities
Deposits	15,390,483	15,397,218	12,700,899	2,696,319	—
Short-term borrowings	1,563,888	1,563,947	1,563,947	—	—
Long-term borrowings	657,445	656,929	—	—	656,929
Derivative liabilities	82,219	82,219	—	82,219	—
Accrued interest payable	9,063	9,063	9,063	—	—

	Carrying		Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2015
Financial Assets
Cash and cash equivalents	$489,119	$489,119	$489,119	$—	$—
Securities available for sale	1,630,567	1,630,567	225	1,628,719	1,623
Securities held to maturity	1,637,061	1,643,416	—	1,640,721	2,695
Net loans and leases, including loans held for sale	12,053,209	11,863,882	—	—	11,863,882
Derivative assets	53,202	53,202	—	53,202	—
Accrued interest receivable	44,920	44,920	44,920	—	—
Financial Liabilities
Deposits	12,623,463	12,610,914	10,157,997	2,452,917	—
Short-term borrowings	2,048,896	2,048,943	2,048,943	—	—
Long-term borrowings	641,480	637,935	—	—	637,935
Derivative liabilities	51,605	51,605	—	51,605	—
Accrued interest payable	7,457	7,457	7,457	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month period ended March 31, 2016. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016. The Corporation’s results of operations for the three months ended March 31, 2016 are not necessarily indicative of results expected for the full year ending December 31, 2016.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	The impact of federal regulatory agencies that have oversight or review of the Corporation’s business and securities activities, including the bank regulatory examination and supervisory process.

•	Actions or inaction by the Board of Governors of the Federal Reserve System (FRB), UST and other government agencies, including those that impact money supply and market interest rates.

•	Slowing or reversal of the rate of growth in the economy and employment levels and other economic factors that affect the Corporation’s liquidity and performance of its loan and lease portfolio, particularly in the markets in which the Corporation operates.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	Results of the regulatory examination and supervisory process.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule, Dodd-Frank Act stress testing rules (DFAST) and Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general, and the Corporation’s operational or security systems or infrastructure, or those of third party vendors or other service providers, and rapid technological developments and changes.

•	Business and operating results are affected by judgments and assumptions in the Corporation’s analytical and forecasting models, the Corporation’s reliance on the advice of experienced outside advisors and its ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	The Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios; the extent of deposit attrition; and the potential dilutive effect to current shareholders.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance, and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the Corporation’s operation and reputation, the economy and financial markets.

The Corporation provides more information regarding these risks and uncertainties in its 2015 Annual Report on Form 10-K, including the section titled “Risk Factors,” and in this Report.

CRITICAL ACCOUNTING POLICIES

A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2015.

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

FINANCIAL SUMMARY

The Corporation continued to grow organically and through the successful merger with METR, which occurred on February 13, 2016. Net income available to common stockholders for the first quarter of 2016 was $24.1 million or $0.12 per diluted share. Excluding the impact of non-operating items, primarily merger-related costs, earnings per share would have been $0.21. First quarter revenue (net interest income plus non-interest income) of $186.4 million reflects continued loan and deposit growth and strong performance from fee-based businesses.

Solid commercial loan growth was largely due to strong performance in the Pittsburgh, Baltimore and Cleveland markets. Commercial lending opportunities were strong, commensurate with the expanded geographic footprint and new opportunities provided by the aforementioned METR acquisition.

The Corporation continues to invest in new technology geared towards enhancing the client experience both online and within its retail locations. The Corporation deployed leading-edge technology in the Central Pennsylvania market to offer extended hours and improved efficiency in the consumer bank.

Additionally, the Corporation was recently named as a winner of nine 2015 Greenwich Associates Excellence in Banking Awards. In its fourth consecutive year of recognition by Greenwich Associates, the Corporation received both national and regional honors for Small Business and Middle Market Banking.

Highlights

•	Non-interest income was $46.0 million for the first quarter of 2016, compared to $38.2 million for the same period of 2015.

•	Net interest margin on a fully taxable equivalent basis was 3.40% for the first quarter of 2016, compared to 3.48% for the first quarter of 2015.

•	The Corporation redeemed $10.0 million of a previously issued TPS at a gain of $2.4 million.

•	Non-interest expense, excluding merger-related costs, increased $17.1 million from the first quarter of 2015, primarily due to the expanded operating expenses from the METR acquisition.

•	The efficiency ratio at 56.4% was consistent with the first quarter of 2015.

•	Total assets reached $20.3 billion at March 31, 2016.

•	Average loans grew 17.4% for the first quarter 2016, compared to the first quarter of 2015, through continued organic growth and the loans added through the METR acquisition.

•	Average deposits and customer repurchase agreements grew 17.2%, compared to the first quarter of 2015, through continued growth and the deposits added through the METR acquisition and BofA branch purchase.

•	The relationship of loans to deposits and customer repurchase agreements was 90.3% at March 31, 2016, improved from 94.6% at December 31, 2016.

•	Asset quality remained solid with a delinquency ratio of 0.93% on the originated portfolio at March 31, 2016.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net income available to common stockholders for the three months ended March 31, 2016 was $24.1 million or $0.12 per diluted common share, compared to net income available to common stockholders for the three months ended March 31, 2015 of $38.3 million or $0.22 per diluted common share. The first quarter of 2016 included merger and acquisition costs of $24.9 million relating to the METR acquisition that closed on February 13, 2016 and the Fifth Third branch purchase that closed on April 22, 2016. The decrease in net income available to common stockholders is a result of increases of $42.0 million in non-interest expense, including the merger and acquisition costs noted above, and $3.6 million in the provision for credit losses, partially offset by increases of $18.4 million in net interest income and $7.9 million in non-interest income, combined with a decrease of $5.1 million in income taxes. Quarterly average diluted common shares outstanding increased 19.1 million shares or 10.8% to 194.9 million shares for the first quarter of 2016, primarily as a result of the METR acquisition, for which the Corporation issued 34.0 million shares.

The following table presents selected financial ratios and other relevant data used to analyze the Corporation’s performance.

	Three Months Ended March 31,
	2016	2015
Return on average equity	4.51%	8.02%
Return on average tangible common equity	8.39%	15.27%
Return on average assets	0.56%	1.01%
Return on average tangible assets	0.63%	1.12%
Average equity	2,329,715	2,040,261
Average tangible common equity	1,257,238	1,064,093

Average equity for the first quarter of 2016 reflects the impact of the METR acquisition.

The following table shows how the Corporation’s non-GAAP ratios “return on average tangible common equity” and “return on average tangible assets” for the periods indicated were derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Return on Average Tangible Common Equity:
Net income available to common stockholders (annualized)	$97,020	$155,461
Amortization of intangibles, net of tax (annualized)	8,404	7,021

	$105,424	$162,482

Average total stockholders’ equity	$2,329,715	$2,040,261
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(965,595)	(869,286)

	$1,257,238	$1,064,093

Return on average tangible common equity	8.39%	15.27%

Return on Average Tangible Assets:
Net income (annualized)	$105,101	$163,614
Amortization of intangibles, net of tax (annualized)	8,404	7,021

	$113,505	$170,635

Average total assets	$18,916,639	$16,147,232
Less: Average intangibles	(965,595)	(869,286)

	$17,951,044	$15,277,946

Return on average tangible assets	0.63%	1.12%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$123,445	$117	0.38%	$75,707	$32	0.17%
Taxable investment securities (1)	3,254,474	16,493	2.03	2,815,252	14,214	2.02
Non-taxable investment securities (2)	271,724	3,092	4.55	168,501	2,116	5.02
Residential mortgage loans held for sale	6,128	77	5.06	4,833	63	5.22
Loans and leases (2) (3)	13,242,792	138,438	4.20	11,283,579	118,727	4.26

Total interest-earning assets (2)	16,898,563	158,217	3.76	14,347,872	135,152	3.81

Cash and due from banks	248,949			194,598
Allowance for credit losses	(142,943)			(128,697)
Premises and equipment	191,543			168,586
Other assets	1,720,527			1,564,873

Total Assets	$18,916,639			$16,147,232

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,116,380	3,456	0.23	$4,677,671	1,894	0.16
Savings	2,053,764	364	0.07	1,616,284	173	0.04
Certificates and other time	2,576,387	5,666	0.88	2,600,551	5,382	0.84
Customer repurchase agreements	299,038	180	0.24	830,646	456	0.22
Other short-term borrowings	1,260,466	2,181	0.69	1,053,939	1,312	0.50
Long-term borrowings	648,490	3,553	2.20	541,549	2,231	1.67

Total interest-bearing liabilities (2)	12,954,525	15,400	0.48	11,320,640	11,448	0.41

Non-interest-bearing demand	3,449,230			2,637,405
Other liabilities	183,169			148,926

Total Liabilities	16,586,924			14,106,971
Stockholders’ Equity	2,329,715			2,040,261

Total Liabilities and Stockholders’ Equity	$18,916,639			$16,147,232

Excess of interest-earning assets over interest-bearing liabilities	$3,944,038			$3,027,232

Fully tax-equivalent net interest income		142,817			123,704
Tax-equivalent adjustment		(2,463)			(1,783)

Net interest income		$140,354			$121,921

Net interest spread			3.28%			3.40%

Net interest margin (2)			3.40%			3.48%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans and leases, securities, interest-bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended March 31, 2016, net interest income, which comprised 75.3% of net revenue (net interest income plus non-interest income) compared to 76.2% for the same period in 2015, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $19.1 million or 15.5% from $123.7 million for the first quarter of 2015 to $142.8 million for the first quarter of 2016. Average earning assets of $16.9 billion increased $2.6 billion or 17.8% and average interest-bearing liabilities of $13.0 billion increased $1.6 billion or 14.4% from 2015 due to the METR acquisition, combined with organic growth in loans and deposits. The Corporation’s net interest margin was 3.40% for the first quarter of 2016, compared to 3.48% for the same period of 2015, due to an extended low interest rate environment and competitive landscape for earning assets. Details on changes in tax-equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds, and the derivation of tax-equivalent net interest income from amounts reported on the Corporation’s financial statements are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income, on a FTE basis, attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 (in thousands):

	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$29	$56	$85
Securities	3,688	(433)	3,255
Residential mortgage loans held for sale	16	(2)	14
Loans and leases	21,237	(1,526)	19,711

	24,970	(1,905)	23,065

Interest Expense
Deposits:
Interest-bearing demand	926	636	1,562
Savings	99	92	191
Certificates and other time	(43)	327	284
Customer repurchase agreements	(311)	35	(276)
Other short-term borrowings	300	569	869
Long-term borrowings	506	816	1,322

	1,477	2,475	3,952

Net Change	$23,493	$(4,380)	$19,113

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $158.2 million for the first quarter of 2016, increased $23.1 million or 17.1% from the same quarter of 2015, primarily due to increased earning assets, partially offset by lower yields. During the first quarter of 2016 and 2015, the Corporation recognized a benefit of $0.5 million and $1.8 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $2.0 billion or 17.4% increase in average loans and leases, including $1.0 billion or 8.8% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, average loans added in the METR acquisition were $1.0 billion. The yield on earning assets decreased 5 basis points from the first quarter of 2015 to 3.76% for the first quarter of 2016, reflecting the decreases in market interest rates and competitive pressures

Interest expense of $15.4 million for the first quarter of 2016 increased $4.0 million or 34.5% from the same quarter of 2015 due to growth in interest-bearing liabilities. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and long-term borrowings, which was offset by a decrease in short-term borrowings. Average deposits increased $2.7 billion or 23.1%, including $1.3 billion or 11.2% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint. Additionally, average deposits added in the METR acquisition and the BofA branch purchase were $1.2 billion and $145.5 million, respectively. Long-term borrowings increased $106.9 million or 19.7%, primarily due to $100.0 million in subordinated notes issued by the Corporation in its October 2015 debt offering. Short-term borrowings decreased $325.1 million or 17.3%, primarily as a result of a planned migration of customer repurchase agreements to a new premium sweep product included in interest-bearing demand deposits that was launched during the second quarter of 2015. The rate paid on interest-bearing liabilities increased 7 basis points to 0.48% for the first quarter of 2016, primarily due to the debt offering as discussed above. Given the absolute low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for further reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for credit losses of $11.8 million during the first quarter of 2016 increased $3.6 million from the same period of 2015, primarily due to an increase of $3.8 million in the provision for the originated portfolio supporting loan growth and some credit migration within the originated commercial portfolio, primarily related to the energy and metals portfolios, which comprise a small portion of the Corporation’s overall portfolio at 1.3% and 2.3%, respectively. The Corporation actively monitors these exposures based upon existing economic conditions on a daily basis to manage this risk appropriately. This was partially offset by a decrease of $0.2 million in the provision for the acquired portfolio, which resulted from lower acquired net charge-offs and generally more favorable cash flow re-estimations during the quarter. During the first quarter of 2016, net charge-offs were $6.0 million, or 0.18% (annualized) of average loans and leases, compared to $5.6 million, or 0.20% (annualized) of average loans and leases, for the same period of 2015. The ratio of the allowance for credit losses to total loans and leases equaled 1.04% and 1.13% at March 31, 2016 and 2015, respectively, reflecting the addition of loans acquired in the METR acquisition during 2016, which did not carry a corresponding allowance for credit losses in accordance with business acquisition accounting rules. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income increased $7.9 million, to $46.0 million for the first quarter of 2016, or 20.6% from the same period of 2015. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the income increases primarily related to the expanded operations from acquisitions.

Service charges on loans and deposits of $21.3 million for the first quarter of 2016 increased $5.5 million or 34.5% from the same period of 2015. The impact of organic growth and the expanded customer base due to acquisitions resulted in increases of $4.1 million or 47.8% in deposit-related service charges and $1.4 million or 19.1% in other service charges and fees over this same period.

Insurance commissions and fees of $4.9 million for the first quarter of 2016 increased $0.6 million or 12.6% from the same period of 2015, primarily due to revenues from the businesses acquired in June 2015.

Securities commissions of $3.4 million for the first quarter of 2016 increased $0.3 million or 10.4% from the first quarter of 2015, primarily due to positive results from initiatives generating new customer relationships combined with increased volume, geographic expansion and improved market conditions compared to the same period of 2015.

Mortgage banking revenue of $1.6 million for the first quarter of 2016 decreased $0.2 million or 11.3% from $1.8 million for the same period of 2015. During the first quarter of 2016, the Corporation sold $92.3 million of residential mortgage loans, compared to $72.6 million for the same period of 2015.

Other non-interest income was $7.5 million and $6.1 million for the first quarter of 2016 and 2015, respectively. During the first quarter of 2016, the Corporation recognized a gain of $2.4 million relating to the $10.0 million redemption of TPS, as previously discussed. Additionally, during the first quarter of 2016, the Corporation recorded $0.4 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth. Also, the Corporation recorded $1.3 million less in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million during the first quarter of 2015, combined with a $0.5 million reduction in dividends paid by the FRB resulting from recent legislation.

Non-Interest Expense

Total non-interest expense of $136.6 million for the first quarter of 2016 increased $42.0 million or 44.4% from the same period of 2015. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $56.4 million for the first quarter of 2016 increased $7.2 million or 14.5% from the same period of 2015. This increase primarily relates to employees added in conjunction with the acquisitions and heightened regulatory compliance costs, combined with new hires, merit increases and higher medical insurance costs in 2016.

Occupancy and equipment expense of $17.8 million for the first quarter of 2016 increased $1.2 million or 7.2% from the same period of 2015, primarily resulting from the acquisitions combined with additional costs associated with the Corporation’s continued focus on new technology, both in meeting customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and in meeting various regulatory requirements. These increases were partially offset by lower costs attributable to a mild winter season in the first quarter of 2016, compared to the same period in 2015.

Amortization of intangibles expense of $2.6 million for the first quarter of 2016 increased $0.5 million or 25.2% from the first quarter of 2015, due to the additional core deposit intangible added as a result of the METR acquisition.

Outside services expense of $9.3 million for the first quarter of 2016 increased $0.5 million or 6.0% from the same period of 2015, primarily due to additional costs associated with the METR acquisition.

During the first quarter of 2016, the Corporation recorded $24.9 million in merger and acquisition costs associated with the METR acquisition and Fifth Third branch acquisition. The Corporation did not record any merger expenses during the first quarter of 2015.

Other non-interest expense was $21.5 million and $14.2 million for the first quarter of 2016 and 2015, respectively. During the first quarter of 2016, the Corporation incurred a $2.6 million impairment charge on acquired other assets relating to low income housing projects. Additionally, for the first quarter of 2016, supplies expense increased $1.1 million, marketing expenses increased $0.7 million, miscellaneous losses increased $0.7 million, loan-related expenses increased $0.6 million, OREO expenses increased $0.5 million, state taxes increased $0.3 million, business development expenses increased $0.3 million and postage expense increased $0.3 million, all primarily due to acquisitions and volume increases related to organic growth.

Income Taxes

The Corporation’s income tax expense of $11.9 million for the first quarter of 2016 decreased $5.1 million or 30.2% from the same period of 2015. The effective tax rate of 31.2% for the first quarter of 2016 increased slightly from 29.6% for the same period of 2015, due to higher levels of pre-tax income which is subject to the marginal tax rate of 35%. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

LIQUIDITY

The Corporation’s goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of the Corporation with cost-effective funding. The Board of Directors of the Corporation has established an Asset/Liability Management Policy in order to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. The Board of Directors of the Corporation has also established a Contingency Funding Policy to guide management in addressing liquidity crisis conditions. These policies designate the Corporate Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Corporation’s Treasury Department.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. On October 2, 2015, the Corporation issued $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and estimated offering expenses were $98.4 million. The parent’s cash position decreased from $226.9 million at December 31, 2015 to $151.0 million at March 31, 2016, as the Corporation utilized a portion of the net proceeds from the sale of the subordinated notes to provide $70.0 million in capital to support the growth of FNBPA.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The LCR was 2.2 times at March 31, 2016 and 1.8 times at December 31, 2015. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 14.0 months at both March 31, 2016 and December 31, 2015. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes increased $0.7 million or 0.3% during the first quarter of 2016 to $209.5 million at March 31, 2016.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Total average deposits and customer repurchase agreements totaled $14.5 billion in the first quarter of 2016 and increased $1.4 billion, or 10.9%, including average organic growth of $201.0 million or 6.2% annualized for the period. Organic results are adjusted by the impact from the acquisition of the METR acquisition on February 13, 2016. Organic growth in low-cost transaction deposits and customer repurchase agreements for the first quarter of 2016 was $206.6 million, or 7.9% annualized, led by strong organic growth in average non-interest-bearing deposits of $212.3 million, or 28.2% annualized. The strong growth in low-cost transaction deposits and customer repurchase agreements was slightly offset by a decline in average time deposits of $5.6 million or 0.9% annualized for the period on an organic basis. The rate of decline has slowed compared to prior periods due to the Corporation’s pricing actions designed to extend time deposit maturities.

FNBPA had unused wholesale credit availability of $6.6 billion or 32.7% of bank assets at March 31, 2016 and $5.2 billion or 30.0% of bank assets at December 31, 2015. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be utilized to meet funding needs. These securities totaled $1.0 billion, or 5.0% of total assets and $1.3 billion, or 7.3% of total assets as of March 31, 2016 and December 31, 2015, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of March 31, 2016 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 0.1% and (2.6)% as of March 31, 2016 and December 31, 2015, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$323,876	$622,565	$844,217	$1,640,693	$3,431,351
Investments	183,606	138,084	208,649	450,298	980,637

	507,482	760,649	1,052,866	2,090,991	4,411,988
Liabilities
Non-maturity deposits	122,616	245,232	367,850	735,701	1,471,399
Time deposits	164,192	310,156	413,455	557,767	1,445,570
Borrowings	1,103,672	71,685	109,558	182,349	1,467,264

	1,390,480	627,073	890,863	1,475,817	4,384,233
Period Gap (Assets—Liabilities)	$(882,998)	$133,576	$162,003	$615,174	$27,755

Cumulative Gap	$(882,998)	$(749,422)	$(587,419)	$27,755

Cumulative Gap to Total Assets	(4.3)%	(3.7)%	(2.9)%	0.1%

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

The following repricing gap analysis (in thousands) as of March 31, 2016 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$5,801,930	$684,129	$641,800	$1,223,934	$8,351,793
Investments	192,451	153,904	210,506	479,121	1,035,982

	5,994,381	838,033	852,306	1,703,055	9,387,775
Liabilities
Non-maturity deposits	4,402,059	—	—	—	4,402,059
Time deposits	262,009	310,244	411,846	553,923	1,538,022
Borrowings	1,456,849	81,358	91,815	146,863	1,776,885

	6,120,917	391,602	503,661	700,786	7,716,966
Off-balance sheet	(200,000)	50,000	—	—	(150,000)
Period Gap (assets – liabilities + off-balance sheet)	$(326,536)	$496,431	$348,645	$1,002,269	$1,520,809

Cumulative Gap	$(326,536)	$169,895	$518,540	$1,520,809

Cumulative Gap to Assets	(1.8)%	0.9%	2.9%	8.4%

The twelve-month cumulative repricing gap to total assets was 8.4% and 5.6% as of March 31, 2016 and December 31, 2015, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2016.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	March 31, 2016	December 31, 2015	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	7.2%	5.7%	n/a
+ 200 basis points	4.9%	4.0%	(5.0)%
+ 100 basis points	2.3%	2.0%	(5.0)%
- 100 basis points	(2.9)%	(3.0)%	(5.0)%
Economic value of equity:
+ 300 basis points	3.4%	1.6%	(25.0)%
+ 200 basis points	3.1%	1.8%	(15.0)%
+ 100 basis points	2.1%	1.3%	(10.0)%
- 100 basis points	(6.7)%	(5.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 4.7% and 3.6% at March 31, 2016 and December 31, 2015, respectively.

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 61.4% and 58.3% of total loans as of March 31, 2016 and December 31, 2015, respectively. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be relatively short and relatively unchanged from the prior year end, resulting in a portfolio duration of 3.4 and 3.5 at March 31, 2016 and December 31, 2015, respectively. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of March 31, 2016, the commercial swaps totaled $1.4 billion of notional principal, with $166.0 million in notional swap principal originated during the first quarter of 2016. The success of the aforementioned tactics has resulted in an asset-sensitive position. For additional information regarding interest rate swaps, see the Derivative Instruments footnote to the financial statements in this Report.

The Corporation desired to remain modestly asset-sensitive during the first quarter of 2016. A number of management actions and market occurrences resulted in a slight increase in the asset sensitivity of the Corporation’s interest rate risk position. The primary factors included balance sheet growth in less rate-sensitive deposits and an increase in the amount of adjustable loans repricing in 12 months or less, which was aided by commercial swaps. Organic deposit balance sheet growth and the METR acquisition provided less rate-sensitive deposits. In addition, the amount of outstanding variable and adjustable loans repricing in 12 months or less increased by $1.1 billion for the quarter, and totaled $5.8 billion at March 31, 2016. These increases in the net asset-sensitivity position were in addition to a decrease in the use of overnight and short-term borrowings compared to the prior year end. Net overnight and short-term borrowings decreased by $233.1 million for the first quarter of 2016. This was primarily due to an inflow of government deposits as the Pennsylvania legislature budget impasse was settled at the beginning of the quarter.

The Corporation recognizes that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans, economic and market trends and available industry data. While management believes that its methodology for developing such assumptions to be reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the balance sheet structure as of the valuation date and do not reflect the planned growth or management actions that could be taken.

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

The Corporation supports its risk management process through a governance structure involving its Board of Directors and senior management. The Risk Committee of the Corporation’s Board of Directors helps ensure that business decisions in the organization are executed within its desired risk tolerances. The Risk Committee has the following oversight responsibilities:

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

As noted above, the Corporation has a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across the Corporation. The Operational Risk Committee is also responsible for evaluating and approving appropriate remediation efforts to address identified operational risks. The Operational Risk Committee provides periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise-wide risk profile of the Corporation and other significant risk management issues. The Corporation’s Chief Risk Officer is responsible for the design and implementation of the Corporation’s enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. The Corporation’s Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Further, the Corporation’s audit function performs an independent assessment of the Corporation’s internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and the Corporation’s Audit Committee. Both the Corporation’s Risk Committee and Audit Committee regularly report on risk-related matters to the Corporation’s Board of Directors. In addition, both the Corporation’s Risk Committee and the Risk Management Council regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;

•	enables the Board of Directors to understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and

•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	March 31, 2016	December 31, 2015
Non-interest-bearing demand	$3,896,782	$3,059,949
Interest-bearing demand	6,512,461	5,311,589
Savings	2,291,656	1,786,459
Certificates of deposit and other time deposits	2,689,584	2,465,466

Total deposits	15,390,483	12,623,463
Customer repurchase agreements	297,562	266,732

Total deposits and customer repurchase agreements	$15,688,045	$12,890,195

Total deposits and customer repurchase agreements increased by $2.8 billion, or 21.7%, to $15.7 billion at March 31, 2016, compared to December 31, 2015, primarily as a result of the METR acquisition, combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts. Generating growth in relationship-based transaction deposits remains a key focus of the Corporation.

NON-PERFORMING ASSETS

Non-performing loans and OREO increased $24.2 million, from $110.8 million at December 31, 2015 to $135.0 million at March 31, 2016. This reflects increases of $13.1 million and $11.6 million in non-accrual loans and OREO, respectively, partially offset by a decrease of $0.6 million in TDRs. The increase in non-accrual loans is primarily attributable to a single credit to a borrower that supports the energy sector which continues to experience softness in the face of commodity pricing pressures. The increase in OREO was the result of properties acquired from METR, including banking facilities that are no longer in use. The decrease in TDRs was attributed to consumer borrowers that met the modified terms of their agreements for the required period of time and were returned to performing status.

Following is a summary of total non-performing loans, by class (in thousands):

	March 31, 2016	December 31, 2015
Commercial real estate	$26,286	$26,087
Commercial and industrial	25,142	14,846
Commercial leases	894	659

Total commercial loans and leases	52,322	41,592
Direct installment	14,141	13,791
Residential mortgages	13,350	12,763
Indirect installment	1,504	1,514
Consumer lines of credit	3,172	2,265

	$84,489	$71,925

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non- Accrual	Total
March 31, 2016
Commercial real estate	$—	$1,463	$5,834	$7,297
Commercial and industrial	—	363	3,983	4,346

Total commercial loans and leases	—	1,826	9,817	11,643
Direct installment	9,003	8,495	1,457	18,955
Residential mortgages	5,254	9,904	575	15,733
Indirect installment	—	157	14	171
Consumer lines of credit	2,251	1,071	90	3,412

	$16,508	$21,453	$11,953	$49,914

December 31, 2015
Commercial real estate	$—	$1,653	$6,051	$7,704
Commercial and industrial	—	361	813	1,174

Total commercial loans and leases	—	2,014	6,864	8,878
Direct installment	7,908	8,985	1,137	18,030
Residential mortgages	5,184	9,881	190	15,255
Indirect installment	—	153	24	177
Consumer lines of credit	2,073	995	92	3,160

	$15,165	$22,028	$8,307	$45,500

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses of $147.8 million at March 31, 2016 increased $5.8 million or 4.1% from December 31, 2015, primarily in support of growth in originated loans and leases and some credit migration in the commercial portfolio. The provision for credit losses during the three months ended March 31, 2016 was $11.8 million, covering net charge-offs of $6.0 million, additional specific reserves of $3.4 million, with the remainder primarily supporting strong organic loan and lease growth. The allowance for credit losses as a percentage of non-performing loans for the Corporation’s total portfolio decreased from 197.44% as of December 31, 2015 to 174.93% as of March 31, 2016.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805.

	At or For the Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015
Non-performing loans/total originated loans and leases	0.74%	0.64%	0.68%
Non-performing loans + OREO/total originated loans and leases + OREO	1.18%	0.99%	1.08%
Allowance for credit losses (originated loans)/total originated loans and leases	1.26%	1.23%	1.22%
Net charge-offs on originated loans and leases (annualized)/total average originated loans and leases	0.21%	0.25%	0.24%

CAPITAL RESOURCES AND REGULATORY MATTERS

The access to, and cost of, funding for new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight depend, in part, on the Corporation’s capital position.

The assessment of capital adequacy depends on a number of factors such as expected organic growth in the balance sheet, asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On October 2, 2015, the Corporation completed its offering of $100 million aggregate principal amount of 4.875% subordinated notes due in 2025. The subordinated notes will be treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $98.4 million. The Corporation used the net proceeds from the sale of the subordinated notes for general corporate purposes, including providing capital to support the growth of FNBPA and its business

Capital management is a continuous process with capital plans and stress testing for the Corporation and FNBPA updated annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional preferred or common stock in order to maintain its well-capitalized status.

The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies (see discussion under “Enhanced Regulatory Capital Standards”). Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements and future merger and acquisition activity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Corporation’s management believes that, as of March 31, 2016 and December 31, 2015, the Corporation and FNBPA met all “well-capitalized” requirements to which each of them was subject.

As of March 31, 2016, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During 2016, the Corporation redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I.

Following are the capital amounts and related ratios as of March 31, 2016 and December 31, 2015 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
F.N.B. Corporation
Total capital	$1,840,801	12.5%	$1,475,308	10.0%	$1,272,453	8.6%
Tier 1 capital	1,519,875	10.3	1,180,246	8.0	977,391	6.6
Common equity tier 1	1,412,993	9.6	958,950	6.5	756,095	5.1
Leverage	1,519,875	8.5	893,899	5.0	715,119	4.0
FNBPA
Total capital	1,712,906	11.6	1,472,376	10.0	1,269,925	8.6
Tier 1 capital	1,569,670	10.7	1,177,901	8.0	975,449	6.6
Common equity tier 1	1,489,670	10.1	957,045	6.5	754,593	5.1
Leverage	1,569,670	8.9	885,103	5.0	708,082	4.0
December 31, 2015
F.N.B. Corporation
Total capital	$1,629,270	12.9%	$1,268,396	10.0%	$1,014,717	8.0%
Tier 1 capital	1,321,972	10.4	1,014,717	8.0	761,038	6.0
Common equity tier 1	1,200,715	9.5	824,457	6.5	570,778	4.5
Leverage	1,321,972	8.1	811,553	5.0	649,243	4.0
FNBPA
Total capital	1,426,284	11.3	1,265,990	10.0	1,012,792	8.0
Tier 1 capital	1,289,965	10.2	1,012,792	8.0	759,594	6.0
Common equity tier 1	1,209,965	9.6	822,893	6.5	569,695	4.5
Leverage	1,289,965	8.0	803,041	5.0	642,433	4.0

Beginning in 2016, the minimum capital requirements reflect the phase-in of the capital conservation buffer, in accordance with Basel III standards. The minimum capital requirements presented for December 31, 2015 are based on the regulations that were in effect at that time.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that will fundamentally change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business—Government Supervision and Regulation” included in the Corporation’s 2015 Annual Report on Form 10-K as filed with the SEC on February 26, 2016. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

ENHANCED REGULATORY CAPITAL STANDARDS

Regulatory capital reform initiatives continue to be updated and released which may impose additional conditions and restrictions on the Corporation’s current business practices and capital strategies.

In July 2013, the FRB published the Basel III Capital Rules (Basel III) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. These reforms seek to strengthen the components of regulatory capital by increasing the quantity and quality of capital held by banking organizations, increasing risk-based capital requirements and making selected changes to the calculation of risk-weighted assets.

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

As required by the Dodd-Frank Act, the FRB and Office of the Comptroller of the Currency (OCC) published final rules regarding company-run stress testing (DFAST rules). The DFAST rules require institutions, such as the Corporation and FNBPA, with average total consolidated assets greater than $10 billion, to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the DFAST rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The DFAST rules and guidance require increased involvement by boards of directors in the stress testing process and public disclosure of the results. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests commencing in 2014. The next public disclosure of the Corporations’ stress testing results using data as of December 31, 2015 will be in October 2016. The Corporation’s capital ratios reflected in the stress test calculations are an important factor considered by the FRB and OCC in evaluating the capital adequacy of the Corporation and FNBPA and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing the Corporation’s and FNBPA’s stress test results, the FRB and OCC will consider both quantitative and qualitative factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2015 Annual Report on Form 10-K as filed with the SEC on February 26, 2016.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2016, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 9 of the Notes to the Consolidated Financial Statements, which portion is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in the Corporation’s 2015 Annual Report on Form 10-K as filed with the SEC on February 26, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

10.1	Metro Bancorp, Inc. Amended and Restated 2006 Employee Stock Option and Restricted Stock Plan (incorporated by reference to Exhibit 99.1 of Post-Effective Amendment No. 1 on Form S-8 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-207334)).

10.2	Metro Bancorp, Inc. 2011 Directors Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on February 24, 2016).

10.3	Metro Bancorp, Inc. Amended 2001 Directors Stock Option Plan (incorporated by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on February 24, 2016).

10.4	F.N.B. Corporation 2007 Incentive Compensation Plan (incorporated by reference to Exhibit A of the Corporation’s 2015 Proxy Statement filed on April 1, 2015).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: May 6, 2016	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2016	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer (Principal Financial Officer)

Dated: May 6, 2016	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller (Principal Accounting Officer)