Form 10-Q
period 2016-06-30
FNB CORP/FL/
filed 2016-08-05
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2016
Common Stock, $0.01 Par Value	210,120,837 Shares

F.N.B. CORPORATION

FORM 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$285,783	$207,399
Interest bearing deposits with banks	113,244	281,720

Cash and Cash Equivalents	399,027	489,119
Securities available for sale	2,133,662	1,630,567
Securities held to maturity (fair value of $2,104,782 and $1,643,416)	2,064,305	1,637,061
Residential mortgage loans held for sale	12,062	4,781
Loans and leases, net of unearned income of $60,268 and $51,642	14,563,128	12,190,440
Allowance for credit losses	(154,369)	(142,012)

Net Loans and Leases	14,408,759	12,048,428
Premises and equipment, net	224,805	159,080
Goodwill	1,021,247	833,086
Core deposit and other intangible assets, net	83,744	45,644
Bank owned life insurance	328,127	308,192
Other assets	539,229	401,704

Total Assets	$21,214,967	$17,557,662

Liabilities
Deposits:
Non-interest bearing demand	$3,969,115	$3,059,949
Interest bearing demand	6,657,651	5,311,589
Savings	2,284,159	1,786,459
Certificates and other time deposits	2,617,637	2,465,466

Total Deposits	15,528,562	12,623,463
Short-term borrowings	2,260,411	2,048,896
Long-term borrowings	656,844	641,480
Other liabilities	223,813	147,641

Total Liabilities	18,669,630	15,461,480

Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 211,406,626 and 176,595,060 shares	2,116	1,766
Additional paid-in capital	2,220,243	1,808,210
Retained earnings	255,921	243,217
Accumulated other comprehensive loss	(25,459)	(51,133)
Treasury stock – 1,286,025 and 1,153,390 shares at cost	(14,366)	(12,760)

Total Stockholders’ Equity	2,545,337	2,096,182

Total Liabilities and Stockholders’ Equity	$21,214,967	$17,557,662

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except per share data

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest Income
Loans and leases, including fees	$150,720	$119,460	$287,841	$237,199
Securities:
Taxable	17,976	14,467	34,469	28,681
Nontaxable	2,129	1,484	4,147	2,857
Dividends	9	9	14	20
Other	97	28	214	60

Total Interest Income	170,931	135,448	326,685	268,817
Interest Expense
Deposits	10,424	7,636	19,910	15,085
Short-term borrowings	2,559	1,794	4,920	3,562
Long-term borrowings	3,579	2,251	7,132	4,482

Total Interest Expense	16,562	11,681	31,962	23,129

Net Interest Income	154,369	123,767	294,723	245,688
Provision for credit losses	16,640	8,864	28,408	17,000

Net Interest Income After Provision for Credit Losses	137,729	114,903	266,315	228,688
Non-Interest Income
Service charges	26,396	17,514	47,672	33,331
Trust fees	5,405	5,432	10,687	10,593
Insurance commissions and fees	4,105	3,559	9,026	7,928
Securities commissions and fees	3,622	3,597	6,996	6,654
Net securities gains	226	14	297	5
Mortgage banking operations	2,753	2,516	4,348	4,315
Bank owned life insurance	2,559	1,838	4,621	3,681
Other	6,345	5,282	13,808	11,427

Total Non-Interest Income	51,411	39,752	97,455	77,934
Non-Interest Expense
Salaries and employee benefits	61,329	50,431	117,754	99,700
Net occupancy	10,193	8,472	19,459	17,448
Equipment	10,014	7,698	18,570	15,346
Amortization of intangibles	3,388	1,999	6,037	4,114
Outside services	9,825	9,163	19,128	17,940
FDIC insurance	5,103	2,783	9,071	6,472
Merger and acquisition related	10,551	371	35,491	371
Other	19,226	15,582	40,767	29,763

Total Non-Interest Expense	129,629	96,499	266,277	191,154

Income Before Income Taxes	59,511	58,156	97,493	115,468
Income taxes	18,211	18,025	30,061	34,994

Net Income	41,300	40,131	67,432	80,474
Less: Preferred stock dividends	2,010	2,010	4,020	4,020

Net Income Available to Common Stockholders	$39,290	$38,121	$63,412	$76,454

Net Income per Common Share – Basic	$0.19	$0.22	$0.31	$0.44
Net Income per Common Share – Diluted	0.19	0.22	0.31	0.43
Cash Dividends per Common Share	0.12	0.12	0.24	0.24

Comprehensive Income	$49,492	$31,158	$93,106	$82,524

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2016	$106,882	$1,766	$1,808,210	$243,217	$(51,133)	$(12,760)	$2,096,182
Comprehensive income				67,432	25,674		93,106
Dividends declared:
Preferred stock				(4,020)			(4,020)
Common stock: $0.24/share				(50,708)			(50,708)
Issuance of common stock		9	5,284			(1,606)	3,687
Issuance of common stock - acquisitions		341	403,690				404,031
Restricted stock compensation			2,916				2,916
Tax benefit of stock-based compensation			143				143

Balance at June 30, 2016	$106,882	$2,116	$2,220,243	$255,921	$(25,459)	$(14,366)	$2,545,337

Balance at January 1, 2015	$106,882	$1,754	$1,798,984	$176,120	$(46,003)	$(16,281)	$2,021,456
Comprehensive income				80,474	2,050		82,524
Dividends declared:
Preferred stock				(4,020)			(4,020)
Common stock: $0.24/share				(42,152)			(42,152)
Issuance of common stock		11	2,607			3,589	6,207
Restricted stock compensation			1,564				1,564
Tax benefit of stock-based compensation			192				192

Balance at June 30, 2015	$106,882	$1,765	$1,803,347	$210,422	$(43,953)	$(12,692)	$2,065,771

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Six Months Ended
	June 30,
	2016	2015
Operating Activities
Net income	$67,432	$80,474
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	25,892	21,871
Provision for credit losses	28,408	17,000
Deferred tax expense	11,539	5,789
Net securities (gains) losses	(297)	(5)
Tax benefit of stock-based compensation	(143)	(192)
Loans originated for sale	(266,313)	(195,538)
Loans sold	264,874	198,787
Gain on sale of loans	(5,843)	(3,780)
Net change in:
Interest receivable	(215)	(1,593)
Interest payable	(131)	(492)
Bank owned life insurance	(3,355)	(2,524)
Other, net	(21,916)	(14,562)

Net cash flows provided by operating activities	99,932	105,235

Investing Activities
Net change in loans and leases	(438,448)	(402,216)
Securities available for sale:
Purchases	(622,544)	(242,375)
Sales	615,199	33,228
Maturities	256,722	125,270
Securities held to maturity:
Purchases	(588,138)	(204,591)
Maturities	158,240	137,518
Purchase of bank owned life insurance	(16,579)	(24)
Increase in premises and equipment	(27,311)	(8,651)
Net cash received in business combinations	245,762	—

Net cash flows used in investing activities	(417,097)	(561,841)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	355,565	999,376
Time deposits	(79,850)	(21,510)
Short-term borrowings	9,114	(534,076)
Increase in long-term borrowings	28,168	14,654
Decrease in long-term borrowings	(37,942)	(13,544)
Net proceeds from issuance of common stock	6,603	7,772
Tax benefit of stock-based compensation	143	192
Cash dividends paid:
Preferred stock	(4,020)	(4,020)
Common stock	(50,708)	(42,152)

Net cash flows provided by financing activities	227,073	406,692

Net Decrease in Cash and Cash Equivalents	(90,092)	(49,914)
Cash and cash equivalents at beginning of period	489,119	287,393

Cash and Cash Equivalents at End of Period	$399,027	$237,479

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2016

NATURE OF OPERATIONS

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of June 30, 2016, the Corporation had 330 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 76 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of June 30, 2016.

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

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statements of comprehensive income from the date of acquisition. Beginning in 2016, measurement-period adjustments are recorded in the period the adjustment is identified. Prior to this time, measurement-period adjustments were recorded retrospectively.

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

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Corporation’s consolidated statements of comprehensive income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire. Some of the Corporation’s plans contain performance targets that affect vesting and can be achieved after the requisite service period and accounted for as a performance condition. Beginning in 2016, the performance target is not reflected in the estimation of the award’s grant date fair value and compensation cost is recognized in the period in which it becomes probable that the performance condition will be achieved.

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

Credit Losses

Accounting Standards Update (ASU or Update) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL,” replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses for most financial assets measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. In addition, the Update will require the use of a modified available-for-sale debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities. The Update is effective the first quarter of 2020. Early application is permitted. The Corporation is currently assessing the potential impact to its Consolidated Financial Statements.

Revenue Recognition

ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, addresses certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifies several aspects of identifying performance obligations and licensing implementation guidance including guidance that is expected to reduce the cost and complexity by eliminating the need to assess whether goods and services are performance obligations if they are immaterial in the context of the contract with the customer.

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

3. MERGERS AND ACQUISITIONS

Branch Purchase – Fifth Third Bank

On April 22, 2016, the Corporation completed its purchase of 17 branch-banking locations and related consumer loans in the Pittsburgh, Pennsylvania metropolitan area from Fifth Third Bank (Fifth Third). The fair value of the acquired assets totaled $317.6 million, including $198.9 million in cash, $97.7 million in loans and $15.0 million in fixed and other assets. The Corporation also assumed $302.5 million in deposits, for which it paid a deposit premium of 1.97%, as part of the transaction. The assets and liabilities relating to these purchased branches were recorded on the Corporation’s balance sheet at their preliminary fair values as of April 22, 2016 and the related results of operations for these branches have been included in the Corporation’s consolidated statement of comprehensive income since that date. Based on the preliminary purchase price allocation, the Corporation recorded $11.4 million in goodwill and $6.0 million in core deposit intangibles. These fair value estimates are provisional amounts based on third party valuations that are currently under review. The goodwill for this transaction is deductible for income tax purposes.

Metro Bancorp, Inc.

On February 13, 2016, the Corporation completed its acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. The acquisition enhanced the Corporation’s distribution and scale across Central Pennsylvania, strengthened its position as the largest Pennsylvania-based regional bank and allowed the Corporation to leverage the significant infrastructure investments made in connection with the expansion of its product offerings and risk management systems. On the acquisition date, the estimated fair values of METR included $2.8 billion in assets, $1.9 billion in loans and $2.3 billion in deposits. The acquisition was valued at $404.0 million and resulted in the Corporation issuing 34,041,181 shares of its common stock in exchange for 14,345,319 shares of METR common stock. The Corporation also acquired the fully vested outstanding stock options of METR. The assets and liabilities of METR were recorded on the Corporation’s consolidated balance sheet at their preliminary estimated fair values as of February 13, 2016, the acquisition date, and METR’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. METR’s banking affiliate, Metro Bank, was merged into FNBPA on February 13, 2016. Based on the preliminary purchase price allocation, the Corporation recorded $177.0 million in goodwill and $36.8 million in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

The following pro forma financial information for the six months ended June 30, 2015 reflects the Corporation’s estimated consolidated pro forma results of operations as if the METR acquisition occurred on January 1, 2015, unadjusted for potential cost savings and other business synergies the Corporation expects to receive as a result of the acquisition:

(dollars in thousands, except per share data)	F.N.B. Corporation	METR	Pro Forma Adjustments	Pro Forma Combined
Revenue (net interest income and non-interest income)	$323,622	$67,629	$(2,122)	$389,129
Net income	80,474	9,899	(4,007)	86,366
Net income available to common stockholders	76,454	9,859	(3,967)	82,346
Earnings per common share – basic	0.44	0.70	—	0.39
Earnings per common share – diluted	0.43	0.68	—	0.39

The pro forma adjustments reflect amortization and associated taxes related to the purchase accounting adjustments made to record various acquired items at fair value.

In connection with the METR acquisition, the Corporation incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Corporation. These merger-related charges amounted to $31.4 million and were expensed as incurred. Severance costs comprised 40.8% of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. The Corporation also incurred issuance costs of $0.7 million which were charged to additional paid-in capital.

Branch Purchase – Bank of America

On September 18, 2015, the Corporation completed its purchase of five branch-banking locations in southeastern Pennsylvania from Bank of America (BofA). The fair value of the acquired assets totaled $153.1 million, including $148.2 million in cash and $2.0 million in fixed and other assets. The Corporation also assumed $154.6 million in deposits associated with these branches. The Corporation paid a deposit premium of 1.96% and acquired an immaterial amount of loans as part of the transaction. The Corporation’s operating results for 2015 include the impact of branch activity subsequent to the September 18, 2015 closing date. The Corporation recorded $1.5 million in goodwill and $3.0 million in core deposit intangibles. The goodwill for this transaction is deductible for income tax purposes.

The following table summarizes the amounts recorded on the consolidated balance sheet as of each of the acquisition dates in conjunction with the acquisitions discussed above:

(in thousands)	Fifth Third Branches	METR	BofA Branches
Fair value of consideration paid	$—	$404,031	$—

Fair value of identifiable assets acquired:
Cash and cash equivalents	198,872	46,890	148,159
Securities	—	722,980	—
Loans	97,734	1,868,873	842
Core deposit intangibles	5,952	36,801	3,000
Other assets	15,038	122,704	1,133

Total identifiable assets acquired	317,596	2,798,248	153,134

Fair value of liabilities assumed:
Deposits	302,529	2,328,238	154,619
Borrowings	—	227,539	—
Other liabilities	26,427	15,397	—

Total liabilities assumed	328,956	2,571,174	154,619

Fair value of net identifiable assets acquired	(11,360)	227,074	(1,485)

Goodwill recognized (1)	$11,360	$176,957	$1,485

(1)	All of the goodwill for these transactions has been recorded by FNBPA.

Pending Acquisition – Yadkin Financial Corporation

On July 20, 2016, the Corporation entered into a definitive merger agreement to acquire Yadkin Financial Corporation (YDKN), a bank holding company based in Raleigh, North Carolina with approximately $7.5 billion in total assets. The transaction is valued at approximately $1.4 billion. Under the terms of the merger agreement, YDKN voting common shareholders will be entitled to receive 2.16 shares of the Corporation’s common stock for each share of YDKN common stock. The Corporation expects to issue approximately 111.0 million shares of its common stock in exchange for approximately 51.4 million shares of YDKN common stock. YDKN’s banking affiliate, Yadkin Bank, will be merged into FNBPA. The transaction is expected to be completed in the first quarter of 2017, pending regulatory approvals, the approval of shareholders of the Corporation and YDKN, and the satisfaction of other closing conditions.

4. SECURITIES

The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2016
U.S. Treasury	$29,805	$257	$—	$30,062
U.S. government-sponsored entities	432,534	3,235	—	435,769
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,095,826	19,051	—	1,114,877
Agency collateralized mortgage obligations	495,943	5,239	(1,535)	499,647
Non-agency collateralized mortgage obligations	1,034	—	(56)	978
Commercial mortgage-backed securities	3,389	4	—	3,393
States of the U.S. and political subdivisions	38,195	280	(27)	38,448
Other debt securities	9,778	150	(760)	9,168

Total debt securities	2,106,504	28,216	(2,378)	2,132,342
Equity securities	975	345	—	1,320

Total securities available for sale	$2,107,479	$28,561	$(2,378)	$2,133,662

December 31, 2015
U.S. Treasury	$29,738	$58	$—	$29,796
U.S. government-sponsored entities	368,463	856	(1,325)	367,994
Residential mortgage-backed securities:
Agency mortgage-backed securities	703,069	4,594	(2,832)	704,831
Agency collateralized mortgage obligations	503,328	1,032	(8,530)	495,830
Non-agency collateralized mortgage obligations	1,177	13	—	1,190
Commercial mortgage-backed securities	4,299	—	(12)	4,287
States of the U.S. and political subdivisions	10,748	309	—	11,057
Other debt securities	14,729	208	(651)	14,286

Total debt securities	1,635,551	7,070	(13,350)	1,629,271
Equity securities	975	324	(3)	1,296

Total securities available for sale	$1,636,526	$7,394	$(13,353)	$1,630,567

Securities Held to Maturity
June 30, 2016
U.S. Treasury	$500	$204	$—	$704
U.S. government-sponsored entities	238,464	2,073	—	240,537
Residential mortgage-backed securities:
Agency mortgage-backed securities	882,467	22,422	—	904,889
Agency collateralized mortgage obligations	614,480	6,356	(1,305)	619,531
Non-agency collateralized mortgage obligations	2,143	5	(4)	2,144
Commercial mortgage-backed securities	50,294	1,776	(81)	51,989
States of the U.S. and political subdivisions	275,957	9,031	—	284,988

Total securities held to maturity	$2,064,305	$41,867	$(1,390)	$2,104,782

December 31, 2015
U.S. Treasury	$500	$153	$—	$653
U.S. government-sponsored entities	137,385	809	(395)	137,799
Residential mortgage-backed securities:
Agency mortgage-backed securities	709,970	9,858	(1,176)	718,652
Agency collateralized mortgage obligations	499,694	803	(7,657)	492,840
Non-agency collateralized mortgage obligations	2,681	14	—	2,695
Commercial mortgage-backed securities	51,258	115	(259)	51,114
States of the U.S. and political subdivisions	235,573	4,191	(101)	239,663

Total securities held to maturity	$1,637,061	$15,943	$(9,588)	$1,643,416

The increase in securities in 2016 primarily relates to the METR acquisition completed on February 13, 2016.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Gross gains	$227	$14	$298	$14
Gross losses	(1)	—	(1)	(9)

Net gains	$226	$14	$297	$5

As of June 30, 2016, the amortized cost and fair value of securities, by contractual maturities, were as:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14,985	$15,061	$11,478	$11,502
Due from one to five years	460,162	463,729	234,393	236,292
Due from five to ten years	27,882	28,135	48,491	49,991
Due after ten years	7,283	6,522	220,559	228,444

	510,312	513,447	514,921	526,229
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,095,826	1,114,877	882,467	904,889
Agency collateralized mortgage obligations	495,943	499,647	614,480	619,531
Non-agency collateralized mortgage obligations	1,034	978	2,143	2,144
Commercial mortgage-backed securities	3,389	3,393	50,294	51,989
Equity securities	975	1,320	—	—

Total securities	$2,107,479	$2,133,662	$2,064,305	$2,104,782

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

Following is information relating to securities pledged:

	June 30,	December 31,
(dollars in thousands)	2016	2015
Securities pledged (carrying value):
Collateral for public deposits, trust deposits and for other purposes as required by law	$2,404,720	$1,728,939
Collateral for short-term borrowings	298,240	272,629
Securities pledged as a percent of total securities	64.4%	61.3%

Following are summaries of the fair values and unrealized losses of impaired securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2016
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	1	$12,209	$(37)	11	$122,569	$(1,498)	12	$134,778	$(1,535)
Non-agency collateralized mortgage obligations	1	974	(56)	—	—	—	1	974	(56)
States of the U.S. and political subdivisions	9	11,515	(27)	—	—	—	9	11,515	(27)
Other debt securities	—	—	—	3	4,140	(760)	3	4,140	(760)

Total impaired securities available for sale	11	$24,698	$(120)	14	$126,709	$(2,258)	25	$151,407	$(2,378)

December 31, 2015
U.S. government-sponsored entities	6	$99,131	$(814)	2	$34,487	$(511)	8	$133,618	$(1,325)
Residential mortgage-backed securities:
Agency mortgage-backed securities	19	359,250	(2,832)	—	—	—	19	359,250	(2,832)
Agency collateralized mortgage obligations	9	126,309	(1,366)	18	215,330	(7,164)	27	341,639	(8,530)
Commercial mortgage-backed securities	1	4,287	(12)	—	—	—	1	4,287	(12)
Other debt securities	—	—	—	3	4,245	(651)	3	4,245	(651)
Equity securities	1	632	(3)	—	—	—	1	632	(3)

Total impaired securities available for sale	36	$589,609	$(5,027)	23	$254,062	$(8,326)	59	$843,671	$(13,353)

Securities Held to Maturity
June 30, 2016
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	—	$—	$—	12	$128,715	$(1,305)	12	$128,715	$(1,305)
Non-agency collateralized mortgage obligations	2	1,174	(4)	—	—	—	2	1,174	(4)
Commercial mortgage-backed securities	1	8,541	(81)	—	—	—	1	8,541	(81)

Total impaired securities held to maturity	3	$9,715	$(85)	12	$128,715	$(1,305)	15	$138,430	$(1,390)

December 31, 2015
U.S. government-sponsored entities	3	$39,843	$(173)	1	$14,778	$(222)	4	$54,621	$(395)
Residential mortgage-backed securities:
Agency mortgage-backed securities	17	212,024	(1,159)	1	917	(17)	18	212,941	(1,176)
Agency collateralized mortgage obligations	11	150,593	(1,434)	14	160,716	(6,223)	25	311,309	(7,657)
Commercial mortgage-backed securities	3	46,278	(259)	—	—	—	3	46,278	(259)
States of the U.S. and political subdivisions	9	17,616	(101)	—	—	—	9	17,616	(101)

Total impaired securities held to maturity	43	$466,354	$(3,126)	16	$176,411	$(6,462)	59	$642,765	$(9,588)

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

(in thousands)	Equities	Total
For the Six Months Ended June 30, 2016
Beginning balance	$27	$27
Loss where impairment was not previously recognized	—	—
Additional loss where impairment was previously recognized	—	—
Reduction due to credit impaired securities sold	—	—

Ending balance	$27	$27

For the Six Months Ended June 30, 2015
Beginning balance	$27	$27
Loss where impairment was not previously recognized	—	—
Additional loss where impairment was previously recognized	—	—
Reduction due to credit impaired securities sold	—	—

Ending balance	$27	$27

The Corporation did not recognize any impairment losses on securities for the six months ended June 30, 2016 or 2015.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio with a carrying amount of $314.4 million as of June 30, 2016 is highly rated with an average entity-specific rating of AA and 96.0% of the portfolio rated A or better. General obligation bonds comprise 99.9% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 95.7% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1.8 million. In addition to the strong stand-alone ratings, 77.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

5. LOANS AND LEASES

Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans	Acquired Loans	Total Loans and Leases
June 30, 2016
Commercial real estate	$3,789,036	$1,566,589	$5,355,625
Commercial and industrial	2,643,116	436,489	3,079,605
Commercial leases	200,350	—	200,350

Total commercial loans and leases	6,632,502	2,003,078	8,635,580
Direct installment	1,733,606	96,600	1,830,206
Residential mortgages	1,217,574	461,072	1,678,646
Indirect installment	1,076,516	301	1,076,817
Consumer lines of credit	1,058,128	231,925	1,290,053
Other	51,826	—	51,826

Total loans and leases, net of unearned income	$11,770,152	$2,792,976	$14,563,128

(in thousands)	Originated Loans	Acquired Loans	Total Loans and Leases
December 31, 2015
Commercial real estate	$3,531,146	$577,910	$4,109,056
Commercial and industrial	2,534,351	67,371	2,601,722
Commercial leases	204,553	—	204,553

Total commercial loans and leases	6,270,050	645,281	6,915,331
Direct installment	1,660,717	45,919	1,706,636
Residential mortgages	1,044,689	351,282	1,395,971
Indirect installment	996,175	554	996,729
Consumer lines of credit	1,021,830	115,425	1,137,255
Other	38,518	—	38,518

Total loans and leases, net of unearned income	$11,031,979	$1,158,461	$12,190,440

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

The loan and lease portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio also contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $187.8 million or 1.3% of total loans and leases at June 30, 2016, compared to $186.2 million or 1.5% of total loans and leases at December 31, 2015. Due to the relative size of the consumer finance loan portfolio, these loans are not segregated from other consumer loans.

The following table shows certain information relating to commercial loans:

	June 30,	December 31,
(dollars in thousands)	2016	2015
Commercial construction loans	$432,429	$352,322
Percent of total loans and leases	3.0%	2.9%

Commercial real estate:
Percent owner-occupied	37.0%	38.1%
Percent non-owner-occupied	63.0%	61.9%

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Accounted for under ASC 310-30:
Outstanding balance	$2,730,575	$1,258,418
Carrying amount	2,419,551	1,011,139

Accounted for under ASC 310-20:
Outstanding balance	398,107	146,161
Carrying amount	367,775	140,595

Total acquired loans:
Outstanding balance	3,128,682	1,404,579
Carrying amount	2,787,326	1,151,734

The carrying amount of purchased credit impaired loans included in the table above totaled $7.1 million at June 30, 2016 and $5.9 million at December 31, 2015, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Balance at beginning of period	$256,120	$331,899
Acquisitions	308,311	—
Reduction due to unexpected early payoffs	(35,879)	(25,735)
Reclass from non-accretable difference	14,508	15,653
Disposals/transfers	(208)	(348)
Accretion	(49,646)	(31,656)

Balance at end of period	$493,206	$289,813

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from METR and Fifth Third.

(in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total
Contractually required cash flows at acquisition	$99,611	$2,191,476	$2,291,087
Non-accretable difference (expected losses and foregone interest)	(52,995)	(264,233)	(317,228)

Cash flows expected to be collected at acquisition	46,616	1,927,243	1,973,859
Accretable yield	(1,063)	(307,248)	(308,311)

Basis in acquired loans at acquisition	$45,553	$1,619,995	$1,665,548

In addition, loans purchased in the METR acquisition and Fifth Third branch purchase that were not subject to ASC 310-30 had the following balances at the date of acquisition: fair value of $292.3 million; unpaid principal balance of $315.1 million; and contractual cash flows not expected to be collected of $103.0 million.

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

Following is a summary of non-performing assets:

(dollars in thousands)	June 30, 2016	December 31, 2015
Non-accrual loans	$67,475	$49,897
Troubled debt restructurings	22,542	22,028

Total non-performing loans	90,017	71,925
Other real estate owned (OREO)	48,344	38,918

Total non-performing assets	$138,361	$110,843

Asset quality ratios:
Non-performing loans / total loans and leases	0.62%	0.59%
Non-performing loans + OREO / total loans and leases + OREO	0.95%	0.91%
Non-performing assets / of total assets	0.65%	0.63%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure totaled $4.7 million at June 30, 2016 and $5.2 million at December 31, 2015. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2016 and December 31, 2015 totaled $9.7 million and $11.7 million, respectively.

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
June 30, 2016
Commercial real estate	$9,219	$1	$23,797	$33,017	$3,756,019	$3,789,036
Commercial and industrial	9,411	3	27,568	36,982	2,606,134	2,643,116
Commercial leases	1,099	—	1,142	2,241	198,109	200,350

Total commercial loans and leases	19,729	4	52,507	72,240	6,560,262	6,632,502
Direct installment	9,479	3,690	5,743	18,912	1,714,694	1,733,606
Residential mortgages	11,249	1,662	3,072	15,983	1,201,591	1,217,574
Indirect installment	6,067	270	1,613	7,950	1,068,566	1,076,516
Consumer lines of credit	2,141	532	2,063	4,736	1,053,392	1,058,128
Other	41	28	—	69	51,757	51,826

Total originated loans and leases	$48,706	$6,186	$64,998	$119,890	$11,650,262	$11,770,152

December 31, 2015
Commercial real estate	$11,006	$1	$23,503	$34,510	$3,496,636	$3,531,146
Commercial and industrial	5,409	3	14,382	19,794	2,514,557	2,534,351
Commercial leases	924	—	659	1,583	202,970	204,553

Total commercial loans and leases	17,339	4	38,544	55,887	6,214,163	6,270,050
Direct installment	9,254	3,813	4,806	17,873	1,642,844	1,660,717
Residential mortgages	8,135	1,470	2,882	12,487	1,032,202	1,044,689
Indirect installment	9,472	379	1,361	11,212	984,963	996,175
Consumer lines of credit	2,410	1,189	1,181	4,780	1,017,050	1,021,830
Other	73	169	—	242	38,276	38,518

Total originated loans and leases	$46,683	$7,024	$48,774	$102,481	$10,929,498	$11,031,979

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
June 30, 2016
Commercial real estate	$24,253	$26,315	$893	$51,461	$1,602,228	$(87,100)	$1,566,589
Commercial and industrial	2,758	4,821	1,163	8,742	461,688	(33,941)	436,489

Total commercial loans	27,011	31,136	2,056	60,203	2,063,916	(121,041)	2,003,078
Direct installment	2,602	1,124	—	3,726	90,263	2,611	96,600
Residential mortgages	11,990	13,963	—	25,953	474,442	(39,323)	461,072
Indirect installment	11	4	—	15	255	31	301
Consumer lines of credit	1,325	858	421	2,604	234,158	(4,837)	231,925

Total acquired loans	$42,939	$47,085	$2,477	$92,501	$2,863,034	$(162,559)	$2,792,976

December 31, 2015
Commercial real estate	$6,399	$12,752	$931	$20,082	$593,128	$(35,300)	$577,910
Commercial and industrial	1,065	616	103	1,784	72,037	(6,450)	67,371

Total commercial loans	7,464	13,368	1,034	21,866	665,165	(41,750)	645,281
Direct installment	837	659	—	1,496	43,596	827	45,919
Residential mortgages	5,871	15,136	—	21,007	366,742	(36,467)	351,282
Indirect installment	32	9	—	41	571	(58)	554
Consumer lines of credit	830	546	89	1,465	117,443	(3,483)	115,425

Total acquired loans	$15,034	$29,718	$1,123	$45,875	$1,193,517	$(80,931)	$1,158,461

(1)	Past due information for acquired loans is based on the contractual balance outstanding at June 30, 2016 and December 31, 2015.
(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, as long as the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method. Acquired loans are considered non-accrual or non-performing when, due to credit deterioration or other factors, the Corporation determines it is no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. The Corporation does not recognize interest income on acquired loans considered non-accrual or non-performing.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan and lease portfolio:

Rating Category	Definition
Pass	in general, the condition and performance of the borrower is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition and performance of the borrower has significantly deteriorated and could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Originated Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
June 30, 2016
Commercial real estate	$3,612,375	$106,555	$69,872	$234	$3,789,036
Commercial and industrial	2,387,112	89,891	159,497	6,616	2,643,116
Commercial leases	194,408	2,107	3,835	—	200,350

Total originated commercial loans and leases	$6,193,895	$198,553	$233,204	$6,850	$6,632,502

December 31, 2015
Commercial real estate	$3,416,527	$52,887	$61,411	$321	$3,531,146
Commercial and industrial	2,335,103	109,539	87,380	2,329	2,534,351
Commercial leases	198,207	2,447	3,899	—	204,553

Total originated commercial loans and leases	$5,949,837	$164,873	$152,690	$2,650	$6,270,050

Acquired Loans
June 30, 2016
Commercial real estate	$1,301,203	$131,051	$132,639	$1,696	$1,566,589
Commercial and industrial	371,294	21,805	42,874	516	436,489

Total acquired commercial loans	$1,672,497	$152,856	$175,513	$2,212	$2,003,078

December 31, 2015
Commercial real estate	$464,162	$47,619	$66,129	—	$577,910
Commercial and industrial	56,446	3,182	7,743	—	67,371

Total acquired commercial loans	$520,608	$50,801	$73,872	—	$645,281

Credit quality information for acquired loans is based on the contractual balance outstanding at June 30, 2016 and December 31, 2015. The increase in acquired loans in 2016 relates to the METR acquisition completed on February 13, 2016.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Originated Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non- Performing	Total
June 30, 2016
Direct installment	$1,718,741	$14,865	$1,733,606
Residential mortgages	1,204,189	13,385	1,217,574
Indirect installment	1,074,744	1,772	1,076,516
Consumer lines of credit	1,055,118	3,010	1,058,128
Other	51,826	—	51,826

Total originated consumer loans	$5,104,618	$33,032	$5,137,650

December 31, 2015
Direct installment	$1,646,925	$13,792	$1,660,717
Residential mortgages	1,031,926	12,763	1,044,689
Indirect installment	994,661	1,514	996,175
Consumer lines of credit	1,019,783	2,047	1,021,830
Other	38,518	—	38,518

Total originated consumer loans	$4,731,813	$30,116	$4,761,929

Loans and leases are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, the Corporation does not consider loans and leases for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan and lease relationships less than $500,000 based on loan and lease segment loss given default. For commercial loan relationships greater than or equal to $500,000, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans and leases, interest on impaired loans, except those classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Six Months Ended June 30, 2016
Commercial real estate	$32,295	$22,983	$2,101	$25,084	$234	$25,319
Commercial and industrial	29,126	12,826	14,699	27,525	6,616	26,023
Commercial leases	1,142	1,142	—	1,142	—	—

Total commercial loans and leases	62,563	36,951	16,800	53,751	6,850	51,342
Direct installment	16,125	14,865	—	14,865	—	14,481
Residential mortgages	13,942	13,385	—	13,385	—	13,093
Indirect installment	4,266	1,772	—	1,772	—	1,636
Consumer lines of credit	3,776	3,010	—	3,010	—	2,947

Total	$100,672	$69,983	$16,800	$86,783	$6,850	$83,499

At or for the Year Ended December 31, 2015
Commercial real estate	$33,780	$24,423	$772	$25,195	$321	$26,143
Commercial and industrial	15,860	9,176	5,543	14,719	2,329	12,298
Commercial leases	659	659	—	659	—	747

Total commercial loans and leases	50,299	34,258	6,315	40,573	2,650	39,188
Direct installment	14,679	13,792	—	13,792	—	13,267
Residential mortgages	13,394	12,763	—	12,763	—	12,896
Indirect installment	3,745	1,514	—	1,514	—	1,401
Consumer lines of credit	2,408	2,047	—	2,047	—	2,198

Total	$84,525	$64,374	$6,315	$70,689	$2,650	$68,950

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories:

(in thousands)	June 30, 2016	December 31, 2015
Commercial real estate	$2,775	$3,073
Commercial and industrial	600	695

Total commercial loans	3,375	3,768
Direct installment	1,183	1,557
Residential mortgages	582	659
Indirect installment	221	221
Consumer lines of credit	289	522

Total	$5,650	$6,727

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

Following is a summary of the payment status of originated TDRs:

(in thousands)	June 30, 2016	December 31, 2015
Accruing:
Performing	$16,762	$15,165
Non-performing	22,542	22,028
Non-accrual	7,479	8,307

Total TDRs	$46,783	$45,500

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the six months ended June 30, 2016, the Corporation returned to performing status $3,968 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased impaired loans, commercial loans over $500,000 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individual loans under $500,000 based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses. The reserve for commercial TDRs included in the allowance for credit losses are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Specific reserves	$—	$300
Pooled reserves for individual loans under $500	752	929

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for credit losses included pooled reserves for these classes of loans of $3.3 million and $3.5 million at June 30, 2016 and December 31, 2015, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of originated loans, by class, that have been restructured:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	4	$778	$749
Commercial and industrial	—	—	—	—	—	—

Total commercial loans	—	—	—	4	778	749
Direct installment	120	1,960	1,832	265	3,984	3,772
Residential mortgages	8	385	390	27	1,420	1,402
Indirect installment	2	6	6	5	17	17
Consumer lines of credit	17	302	298	36	481	473

Total	147	$2,653	$2,526	337	$6,680	$6,413

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	2	$312	$176
Commercial and industrial	1	5	4	1	5	4

Total commercial loans	1	5	4	3	317	180
Direct installment	110	1,761	1,729	241	3,310	3,201
Residential mortgages	7	231	234	21	812	846
Indirect installment	5	14	13	10	30	30
Consumer lines of credit	14	250	249	30	520	519

Total	137	$2,261	$2,229	305	$4,989	$4,776

Following is a summary of originated TDRs, by class of loans and leases, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring (dollars in thousands).

	Three Months Ended June 30, 2016 (1)		Six Months Ended June 30, 2016 (1)
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—

Total commercial loans	—	—	—	—
Direct installment	32	135	57	246
Residential mortgages	3	142	4	193
Indirect installment	2	8	6	8
Consumer lines of credit	1	55	2	65

Total	38	$340	69	$512

	Three Months Ended June 30, 2015 (1)		Six Months Ended June 30, 2015 (1)
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	229	1	229

Total commercial loans	1	229	1	229
Direct installment	27	96	58	182
Residential mortgages	3	114	4	171
Indirect installment	3	7	5	7
Consumer lines of credit	—	—	1	92
Other	—	—	—	—

Total	34	$446	69	$681

(1)	The recorded investment is as of period end.

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

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2016
Commercial real estate	$43,898	$(666)	$1,109	$443	$87	$44,428
Commercial and industrial	47,863	(5,671)	190	(5,481)	9,093	51,475
Commercial leases	2,818	(603)	32	(571)	800	3,047

Total commercial loans and leases	94,579	(6,940)	1,331	(5,609)	9,980	98,950
Direct installment	20,725	(2,421)	454	(1,967)	2,785	21,543
Residential mortgages	7,810	(72)	38	(34)	634	8,410
Indirect installment	9,065	(1,763)	666	(1,097)	1,575	9,543
Consumer lines of credit	8,967	(528)	49	(479)	661	9,149
Other	1,074	(725)	26	(699)	749	1,124

Total allowance on originated loans and leases	142,220	(12,449)	2,564	(9,885)	16,384	148,719

Purchased credit-impaired loans	704	(239)	—	(239)	167	632
Other acquired loans	4,876	(226)	279	53	89	5,018

Total allowance on acquired loans	5,580	(465)	279	(186)	256	5,650

Total	$147,800	$(12,914)	$2,843	$(10,071)	$16,640	$154,369

Six Months Ended June 30, 2016
Commercial real estate	$41,741	$(2,035)	$1,706	$(329)	$3,016	$44,428
Commercial and industrial	41,023	(5,969)	380	(5,589)	16,041	51,475
Commercial leases	2,541	(717)	46	(671)	1,177	3,047

Total commercial loans and leases	85,305	(8,721)	2,132	(6,589)	20,234	98,950
Direct installment	21,587	(5,088)	908	(4,180)	4,136	21,543
Residential mortgages	7,909	(157)	57	(100)	601	8,410
Indirect installment	9,889	(3,705)	928	(2,777)	2,431	9,543
Consumer lines of credit	9,582	(1,002)	105	(897)	464	9,149
Other	1,013	(1,279)	32	(1,247)	1,358	1,124

Total allowance on originated loans and leases	135,285	(19,952)	4,162	(15,790)	29,224	148,719

Purchased credit-impaired loans	834	(399)	—	(399)	197	632
Other acquired loans	5,893	(447)	585	138	(1,013)	5,018

Total allowance on acquired loans	6,727	(846)	585	(261)	(816)	5,650

Total	$142,012	$(20,798)	$4,747	$(16,051)	$28,408	$154,369

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2015
Commercial real estate	$38,792	$(977)	$200	$(777)	$1,857	$39,872
Commercial and industrial	32,803	(1,416)	976	(440)	(58)	32,305
Commercial leases	2,576	(111)	35	(76)	(277)	2,223

Total commercial loans and leases	74,171	(2,504)	1,211	(1,293)	1,522	74,400
Direct installment	21,204	(2,953)	297	(2,656)	3,731	22,279
Residential mortgages	8,471	(112)	24	(88)	196	8,579
Indirect installment	7,657	(1,503)	332	(1,171)	2,423	8,909
Consumer lines of credit	8,890	(323)	36	(287)	515	9,118
Other	854	(325)	25	(300)	357	911

Total allowance on originated loans and leases	121,247	(7,720)	1,925	(5,795)	8,744	124,196

Purchased credit-impaired loans	621	—	—	—	37	658
Other acquired loans	6,631	(468)	41	(427)	83	6,287

Total allowance on acquired loans	7,252	(468)	41	(427)	120	6,945

Total	$128,499	$(8,188)	$1,966	$(6,222)	$8,864	$131,141

Six Months Ended June 30, 2015
Commercial real estate	$37,588	$(1,978)	$409	$(1,569)	$3,853	$39,872
Commercial and industrial	32,645	(2,100)	1,096	(1,004)	664	32,305
Commercial leases	2,398	(204)	45	(159)	(16)	2,223

Total commercial loans and leases	72,631	(4,282)	1,550	(2,732)	4,501	74,400
Direct installment	20,538	(5,386)	566	(4,820)	6,561	22,279
Residential mortgages	8,024	(623)	39	(584)	1,139	8,579
Indirect installment	7,504	(2,783)	634	(2,149)	3,554	8,909
Consumer lines of credit	8,496	(733)	76	(657)	1,279	9,118
Other	759	(660)	36	(624)	776	911

Total allowance on originated loans and leases	117,952	(14,467)	2,901	(11,566)	17,810	124,196

Purchased credit-impaired loans	660	(64)	19	(45)	43	658
Other acquired loans	7,314	(545)	371	(174)	(853)	6,287

Total allowance on acquired loans	7,974	(609)	390	(219)	(810)	6,945

Total	$125,926	$(15,076)	$3,291	$(11,785)	$17,000	$131,141

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2016
Commercial real estate	$234	$44,194	$3,789,036	$14,059	$3,774,977
Commercial and industrial	6,616	44,859	2,643,116	23,546	2,619,570
Commercial leases	—	3,047	200,350	—	200,350

Total commercial loans and leases	6,850	92,100	6,632,502	37,605	6,594,897
Direct installment	—	21,543	1,733,606	—	1,733,606
Residential mortgages	—	8,410	1,217,574	—	1,217,574
Indirect installment	—	9,543	1,076,516	—	1,076,516
Consumer lines of credit	—	9,149	1,058,128	—	1,058,128
Other	—	1,124	51,826	—	51,826

Total	$6,850	$141,869	$11,770,152	$37,605	$11,732,547

December 31, 2015
Commercial real estate	$321	$41,420	$3,531,146	$12,904	$3,518,242
Commercial and industrial	2,329	38,694	2,534,351	10,802	2,523,549
Commercial leases	—	2,541	204,553	—	204,553

Total commercial loans and leases	2,650	82,655	6,270,050	23,706	6,246,344
Direct installment	—	21,587	1,660,717	—	1,660,717
Residential mortgages	—	7,909	1,044,689	—	1,044,689
Indirect installment	—	9,889	996,175	—	996,175
Consumer lines of credit	—	9,582	1,021,830	—	1,021,830
Other	—	1,013	38,518	—	38,518

Total	$2,650	$132,635	$11,031,979	$23,706	$11,008,273

7. BORROWINGS

Following is a summary of short-term borrowings:

(in thousands)	June 30, 2016	December 31, 2015
Securities sold under repurchase agreements	$279,730	$266,732
Federal Home Loan Bank advances	1,075,000	1,090,000
Federal funds purchased	782,000	568,000
Subordinated notes	123,681	124,164

Total short-term borrowings	$2,260,411	$2,048,896

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term borrowings:

(in thousands)	June 30, 2016	December 31, 2015
Federal Home Loan Bank advances	$425,135	$400,017
Subordinated notes	84,569	84,668
Junior subordinated debt	48,581	58,298
Other subordinated debt	98,559	98,497

Total long-term borrowings	$656,844	$641,480

The Corporation’s banking affiliate has available credit with the FHLB of $5.5 billion of which $1.5 billion was used as of June 30, 2016. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.76% to 4.19% for both the six months ended June 30, 2016 and the year ended December 31, 2015.

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

During the first quarter of 2016, the Corporation redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I.

The following table provides information relating to the Trusts as of June 30, 2016:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	2.30%	Variable; 3-month LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,416	10/18/34	2.82%	Variable; 3-month LIBOR + 219 bps

Total	$47,500	$1,779	$48,581

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

The following table presents notional amounts and gross fair values of all derivative assets and derivative liabilities held by the Corporation:

	June 30, 2016			December 31, 2015
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$450,000	$10,022	$1,669	$250,000	$3,178	$962
Interest rate swaps – not designated	1,470,266	—	98,682	1,262,964	1	50,491
Equity contracts – not designated	1,180	59	—	1,180	18	—

Total subject to master netting arrangements	1,921,446	10,081	100,351	1,514,144	3,197	51,453
Not subject to master netting arrangements:
Interest rate swaps – not designated	1,470,266	98,021	—	1,262,964	49,998	1
Credit risk contracts – not designated	169,973	47	407	114,753	7	133
Equity contracts – not designated	1,180	—	59	1,180	—	18

Total not subject to master netting arrangements	1,641,419	98,068	466	1,378,897	50,005	152

Total	$3,562,865	$108,149	$100,817	$2,893,041	$53,202	$51,605

Derivatives Designated as Hedging Instruments under GAAP

Interest Rate Contracts. The Corporation entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and three of its FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Following is a summary of key data related to interest rate contracts:

(in thousands)	June 30, 2016	December 31, 2015
Notional amount	$450,000	$250,000
Fair value included in other assets	10,022	3,178
Fair value included in other liabilities	1,669	962

The following table shows amounts reclassified from accumulated other comprehensive income (AOCI) for the six months ended June 30, 2016:

(in thousands)	Total	Net of Tax
Reclassified from AOCI to interest income	$1,368	$889
Reclassified from AOCI to interest expense	286	186

As of June 30, 2016, the maximum length of time over which forecasted interest cash flows are hedged is seven years. In the twelve months that follow June 30, 2016, the Corporation expects to reclassify from the amount currently reported in AOCI net derivative gains of $1.6 million ($1.0 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2016. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the six months ended June 30, 2016 and 2015, there was no hedge ineffectiveness. Also, during the six months ended June 30, 2016 and 2015, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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

Following is a summary of key data related to interest rate swaps:

(in thousands)	June 30, 2016	December 31, 2015
Notional amount	$1,470,266	$1,262,964
Fair value included in other assets	98,021	49,999
Fair value included in other liabilities	98,682	50,492

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

Risk participation agreements sold with notional amounts totaling $120.5 million as of June 30, 2016 have remaining terms ranging from nine months to fourteen years. Under these agreements, the Corporation’s maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.4 million at June 30, 2016 and $0.1 million at December 31, 2015.

The fair values of risk participation agreements purchased and sold were not material at June 30, 2016 and December 31, 2015.

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

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1.6 million and $1.3 million as of June 30, 2016 and December 31, 2015, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
June 30, 2016
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$10,022	—	$10,022
Not designated	—	—	—
Equity contracts – not designated	59	—	59

Not subject to master netting arrangements:
Interest rate contracts – not designated	98,021	—	98,021
Credit contracts – not designated	47	—	47

Total derivative assets	$108,149	—	$108,149

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,669	—	$1,669
Not designated	98,682	—	98,682

Not subject to master netting arrangements:
Interest rate contracts – not designated	—	—	—
Credit contracts – not designated	407	—	407
Equity contracts – not designated	59	—	59

Total derivative liabilities	$100,817	—	$100,817

December 31, 2015
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$3,178	—	$3,178
Not designated	1	—	1
Equity contracts – not designated	18	—	18

Not subject to master netting arrangements:
Interest rate contracts – not designated	49,998	—	49,998
Credit contracts – not designated	7		7

Total derivative assets	$53,202	—	$53,202

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$962	—	$962
Not designated	50,491	—	50,491

Not subject to master netting arrangements:
Interest rate contracts – not designated	1	—	1
Credit contracts – not designated	133		133
Equity contracts – not designated	18	—	18

Total derivative liabilities	$51,605	—	$51,605

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
June 30, 2016
Derivative Assets
Interest rate contracts:
Designated	$10,022	$6,770	$3,252	—
Not designated	—	—	—	—
Equity contracts – not designated	59	59	—	—

Total	$10,081	$6,829	$3,252	—

Derivative Liabilities
Interest rate contracts:
Designated	$1,669	$—	$1,669	$—
Not designated	98,682	34,305	62,887	1,490

Total	$100,351	$34,305	$64,556	$1,490

December 31, 2015
Derivative Assets
Interest rate contracts:
Designated	$3,178	$1,516	$1,662	—
Not designated	1	1	—	—
Equity contracts – not designated	18	18	—	—

Total	$3,197	$1,535	$1,662	—

Derivative Liabilities
Interest rate contracts:
Designated	$962	$792	$170	$—
Not designated	50,491	24,579	24,632	1,280

Total	$51,453	$25,371	$24,802	$1,280

The following table presents the effect of certain of the Corporation’s derivative financial instruments on the income statement:

		Six Months Ended
		June 30,
(in thousands)	Income Statement Location	2016	2015
Interest Rate Contracts	Interest income - loans and leases	$1,368	$1,623
Interest Rate Contracts	Interest expense – short-term borrowings	286	—
Interest Rate Swaps	Other income	(168)	(123)
Credit Risk Contracts	Other income	(234)	(105)

Other

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at June 30, 2016 and December 31, 2015 are not material.

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

Following is a summary of off-balance sheet credit risk information:

(in thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$4,707,099	$3,781,719
Standby letters of credit	137,304	92,979

At June 30, 2016, funding of 72.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

Other Legal Proceedings

In the ordinary course of business, the Corporation and its subsidiaries are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, the Corporation and its subsidiaries are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, the Corporation does not believe that judgments, sanctions, settlements or orders, if any, that may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on the consolidated financial position or liquidity of the Corporation, although they could have a material effect on net income in a given period. In view of the inherent unpredictability of outcomes in litigation and governmental and regulatory matters, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course, there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and governmental and regulatory matters, including a possible eventual loss, fine, penalty, business or reputational impact, if any, associated with each such matter. In accordance with applicable accounting guidance, the Corporation establishes accruals for litigation and governmental and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. The Corporation will continue to monitor such matters for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, the Corporation does not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. The Corporation believes that its accruals for legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position of the Corporation, although future accruals could have a material effect on net income in a given period.

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

The Corporation issued 277,174 and 139,046 performance-based restricted stock units during the first six months of 2016 and 2015, respectively. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Corporation’s total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.

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

For the six months ended June 30, 2016 and 2015, the Corporation issued 571,322 and 401,510 restricted stock awards, respectively, with aggregated grant date fair values of $7.3 million and $5.3 million under these plans. As of June 30, 2016, the Corporation had available up to 3,249,655 shares of common stock to issue under the Plans.

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

The following table summarizes the activity relating to restricted stock awards during the periods indicated:

	Six Months Ended June 30,
	2016		2015
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,548,444	$12.85	1,354,093	$11.86
Granted	571,322	12.86	401,510	13.16
Net adjustment due to performance	—	—	(46,956)	10.25
Vested	(372,928)	12.10	(460,606)	10.61
Forfeited	(20,230)	12.97	(2,774)	17.24
Dividend reinvestment	27,210	12.30	18,359	14.13

Unvested awards outstanding at end of period	1,753,818	13.01	1,263,626	12.82

The following table provides certain information related to restricted stock awards:

(in thousands)	Six Months Ended June 30,
	2016	2015
Share-based compensation expense	$2,916	$1,564
Tax benefit related to share-based compensation expense	1,021	548
Fair value of awards vested	4,542	5,770

As of June 30, 2016, there was $13.4 million of unrecognized compensation cost related to unvested restricted stock awards, including $525,000 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of June 30, 2016 are as follows:

(dollars in thousands)	Service- Based Awards	Performance- Based Awards	Total
Unvested restricted stock awards	844,539	909,279	1,753,818
Unrecognized compensation expense	$6,341	$7,014	$13,355
Intrinsic value	$10,591	$11,402	$21,993
Weighted average remaining life (in years)	2.24	2.36	2.30

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

The following table summarizes the activity relating to stock options during the periods indicated:

	Six Months Ended June 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	435,340	$8.86	568,834	$8.86
Assumed from acquisitions	1,707,036	7.83	—	—
Exercised	(287,787)	7.11	(82,810)	5.57
Forfeited	(93,391)	6.73	(2,182)	4.34

Options outstanding and exercisable at end of period	1,761,198	8.26	483,842	9.44

The intrinsic value of outstanding and exercisable stock options at June 30, 2016 was $8.0 million.

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

In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 383,491, with a resulting lower exercise price of $3.19 per share as of June 30, 2016. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.

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

The net periodic benefit credit for the defined benefit plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Service cost	$(4)	$17	$(8)	$34
Interest cost	1,544	1,477	3,088	2,954
Expected return on plan assets	(2,353)	(2,491)	(4,706)	(4,982)
Amortization:
Unrecognized prior service cost	2	2	4	4
Unrecognized loss	608	536	1,216	1,072

Net periodic pension credit	$(203)	$(459)	$(406)	$(918)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first six percent that the employee defers. Additionally, the Corporation may provide a performance-based company contribution of up to three percent if the Corporation exceeds annual financial goals. The Corporation’s contribution expense was $4.7 million and $4.0 million for the six months ended June 30, 2016 and 2015, respectively.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

12. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$41,300	$40,131	$67,432	$80,474
Other comprehensive income:
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax (benefit) expense of $3,634, $(3,870), $11,353 and $652	6,749	(7,188)	21,085	1,212
Reclassification adjustment for (gains) losses included in net income, net of tax expense of $79, $5, $104 and $2	(147)	(9)	(193)	(3)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $833, $(860), $2,527 and $645	1,548	(1,597)	4,693	1,196
Reclassification adjustment for gains included in net income, net of tax expense of $191, $285, $379 and $568	(355)	(529)	(704)	(1,055)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $214, $189, $427 and $377	397	350	793	700

Other comprehensive income (loss)	8,192	(8,973)	25,674	2,050

Comprehensive income	$49,492	$31,158	$93,106	$82,524

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

The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2016
Balance at beginning of period	$(3,873)	$1,440	$(48,700)	$(51,133)
Other comprehensive income before reclassifications	21,085	4,693	793	26,571
Amounts reclassified from AOCI	(193)	(704)	—	(897)

Net current period other comprehensive income	20,892	3,989	793	25,674

Balance at end of period	$17,019	$5,429	$(47,907)	$(25,459)

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$41,300	$40,131	$67,432	$80,474
Less: Preferred stock dividends	2,010	2,010	4,020	4,020

Net income available to common stockholders	$39,290	$38,121	$63,412	$76,454

Basic weighted average common shares outstanding	210,106,985	174,940,911	201,846,343	174,548,775
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,568,464	1,420,929	1,425,062	1,547,420

Diluted weighted average common shares outstanding	211,675,449	176,361,840	203,271,405	176,096,195

Earnings per common share:
Basic	$0.19	$0.22	$0.31	$0.44

Diluted	$0.19	$0.22	$0.31	$0.43

The following table shows the shares excluded from the diluted net income per common share calculation as their effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Shares excluded from the diluted net income per common share calculation	11,971	17,918	13,583	20,984

14. CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

	Six Months Ended June 30,
(in thousands)	2016	2015
Interest paid on deposits and other borrowings	$31,788	$23,621
Income taxes paid	35,500	21,000
Transfers of loans to other real estate owned	10,389	4,744
Financing of other real estate owned sold	141	222

15. BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

The following tables provide financial information for these segments of the Corporation. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Corporation, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated financial statements.

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2016
Interest income	$158,900	$—	$21	$10,126	$1,884	$170,931
Interest expense	13,768	—	—	930	1,864	16,562
Net interest income	145,132	—	21	9,196	20	154,369
Provision for credit losses	14,398	—	—	1,472	770	16,640
Non-interest income	39,514	9,183	3,268	754	(1,308)	51,411
Non-interest expense	109,786	6,960	3,276	5,372	847	126,241
Intangible amortization	3,180	64	144	—	—	3,388
Income tax expense (benefit)	17,284	782	(41)	1,208	(1,022)	18,211
Net income (loss)	39,998	1,377	(90)	1,898	(1,883)	41,300
Total assets	21,027,436	20,044	22,732	196,603	(51,848)	21,214,967
Total intangibles	1,080,385	10,318	12,479	1,809	—	1,104,991

At or for the Three Months Ended June 30, 2015
Interest income	$123,967	$—	$22	$9,778	$1,681	$135,448
Interest expense	10,166	—	—	855	660	11,681
Net interest income	113,801	—	22	8,923	1,021	123,767
Provision for credit losses	6,945	—	—	1,964	(45)	8,864
Non-interest income	28,313	9,199	2,753	732	(1,245)	39,752
Non-interest expense	78,339	6,931	3,581	4,994	655	94,500
Intangible amortization	1,830	68	101	—	—	1,999
Income tax expense (benefit)	17,009	789	(312)	1,038	(499)	18,025
Net income (loss)	37,991	1,411	(595)	1,659	(335)	40,131
Total assets	16,412,240	21,255	22,523	186,134	(43,551)	16,598,601
Total intangibles	851,250	10,584	12,747	1,809	—	876,390

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2016
Interest income	$302,878	$—	$43	$19,911	$3,853	$326,685
Interest expense	26,362	—	—	1,871	3,729	31,962
Net interest income	276,516	—	43	18,040	124	294,723
Provision for credit losses	24,315	—	—	2,998	1,095	28,408
Non-interest income	70,747	17,999	7,462	1,470	(223)	97,455
Non-interest expense	227,834	14,049	6,577	10,576	1,204	260,240
Intangible amortization	5,621	129	287	—	—	6,037
Income tax expense (benefit)	27,401	1,387	234	2,320	(1,281)	30,061
Net income (loss)	62,092	2,434	407	3,616	(1,117)	67,432
Total assets	21,027,436	20,044	22,732	196,603	(51,848)	21,214,967
Total intangibles	1,080,385	10,318	12,479	1,809	—	1,104,991

At or for the Six Months Ended June 30, 2015
Interest income	$246,085	$—	$45	$19,371	$3,316	$268,817
Interest expense	20,107	—	—	1,715	1,307	23,129
Net interest income	225,978	—	45	17,656	2,009	245,688
Provision for credit losses	13,272	—	—	3,538	190	17,000
Non-interest income	55,614	17,586	6,346	1,408	(3,020)	77,934
Non-interest expense	155,418	13,424	7,751	9,802	645	187,040
Intangible amortization	3,777	136	201	—	—	4,114
Income tax expense (benefit)	32,940	1,447	(538)	2,187	(1,042)	34,994
Net income (loss)	76,185	2,579	(1,023)	3,537	(804)	80,474
Total assets	16,412,240	21,255	22,523	186,134	(43,551)	16,598,601
Total intangibles	851,250	10,584	12,747	1,809	—	876,390

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2016, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Residential Mortgage Loans Held For Sale

These loans are carried at the lower of cost or fair value. Under lower of cost or fair value accounting, periodically, it may be necessary to record non-recurring fair value adjustments. Fair value, when recorded, is based on independent quoted market prices and is classified as Level 2.

Impaired Loans

The Corporation reserves for commercial loan relationships greater than or equal to $500,000 that the Corporation considers impaired as defined in ASC 310 at the time the Corporation identifies the loan as impaired based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2016
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$30,062	$—	$30,062
U.S. government-sponsored entities	—	435,769	—	435,769
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,114,877	—	1,114,877
Agency collateralized mortgage obligations	—	499,647	—	499,647
Non-agency collateralized mortgage obligations	—	4	974	978
Commercial mortgage-backed securities	—	3,393	—	3,393
States of the U.S. and political subdivisions	—	38,448	—	38,448
Other debt securities	—	9,168	—	9,168

Total debt securities available for sale	—	2,131,368	974	2,132,342

Equity securities available for sale:
Financial services industry	114	637	428	1,179
Insurance services industry	141	—	—	141

Total equity securities available for sale	255	637	428	1,320

Total securities available for sale	255	2,132,005	1,402	2,133,662
Derivative financial instruments:
Trading	—	98,080	—	98,080
Not for trading	—	10,069	—	10,069

Total derivative financial instruments	—	108,149	—	108,149

Total assets measured at fair value on a recurring basis	$255	$2,240,154	$1,402	$2,241,811

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$98,741	—	$98,741
Not for trading	—	2,076	—	2,076

Total liabilities measured at fair value on a recurring basis	—	$100,817	—	$100,817

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$29,796	$—	$29,796
U.S. government-sponsored entities	—	367,994	—	367,994
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	704,831	—	704,831
Agency collateralized mortgage obligations	—	495,830	—	495,830
Non-agency collateralized mortgage obligations	—	6	1,184	1,190
Commercial mortgage-backed securities	—	4,287	—	4,287
States of the U.S. and political subdivisions	—	11,057	—	11,057
Other debt securities	—	14,286	—	14,286

Total debt securities available for sale	—	1,628,087	1,184	1,629,271

Equity securities available for sale:
Financial services industry	97	632	439	1,168
Insurance services industry	128	—	—	128

Total equity securities available for sale	225	632	439	1,296

Total securities available for sale	225	1,628,719	1,623	1,630,567
Derivative financial instruments:
Trading	—	50,017	—	50,017
Not for trading	—	3,185	—	3,185

Total derivative financial instruments	—	53,202	—	53,202

Total assets measured at fair value on a recurring basis	$225	$1,681,921	$1,623	$1,683,769

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$50,510	—	$50,510
Not for trading	—	1,095	—	1,095

Total liabilities measured at fair value on a recurring basis	—	$51,605	—	$51,605

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

(in thousands)	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Six Months Ended June 30, 2016
Balance at beginning of period	$439	$1,184	$1,623
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	(11)	(69)	(80)
Accretion included in earnings	—	3	3
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales/redemptions	—	—	—
Settlements	—	(144)	(144)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—

Balance at end of period	$428	$974	$1,402

Year Ended December 31, 2015
Balance at beginning of period	$475	$1,420	$1,895
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	20	(4)	16
Accretion included in earnings	—	5	5
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales/redemptions	—	—	—
Settlements	—	(237)	(237)
Transfers from Level 3	(56)	—	(56)
Transfers into Level 3	—	—	—

Balance at end of period	$439	$1,184	$1,623

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the Securities Available for Sale footnote in this section of this Report for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2016. During 2015, the Corporation transferred an equity security totaling $56,000 to non-marketable equity securities, reflected in other assets on the Consolidated Balance Sheet.

For the six months ended June 30, 2016 and 2015, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the Consolidated Statements of Comprehensive Income.

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

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2016
Impaired loans	—	$1,415	$8,738	$10,153
Other real estate owned	—	3,172	3,355	6,527

December 31, 2015
Impaired loans	—	124	3,704	3,828
Other real estate owned	—	5,705	2,126	7,831

Substantially all of the fair value amounts in the table above were estimated at a date during the six months or twelve months ended June 30, 2016 and December 31, 2015, respectively. Consequently, the fair value information presented is not as of the period’s end.

Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2016 had a carrying amount of $16.8 million and an allocated allowance for credit losses of $6.9 million. The allocated allowance is based on fair value of $10.2 million less estimated costs to sell of $0.2 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $6.0 million, which was included in the provision for credit losses for the six months ended June 30, 2016.

OREO with a carrying amount of $7.3 million was written down to $5.8 million (fair value of $6.5 million less estimated costs to sell of $0.8 million), resulting in a loss of $1.5 million, which was included in earnings for the six months ended June 30, 2016.

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

Derivative Assets and Liabilities. See the “Derivative Financial Instruments” discussion included within this footnote.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2016
Financial Assets
Cash and cash equivalents	$399,027	$399,027	$399,027	$—	$—
Securities available for sale	2,133,662	2,133,662	255	2,132,005	1,402
Securities held to maturity	2,064,305	2,104,782	—	2,102,638	2,144
Net loans and leases, including loans held for sale	14,420,821	14,398,390	—	—	14,398,390
Derivative assets	108,149	108,149	—	108,149	—
Accrued interest receivable	53,713	53,713	53,713	—	—

Financial Liabilities
Deposits	15,528,562	15,540,205	12,910,925	2,629,280	—
Short-term borrowings	2,260,411	2,259,874	2,259,874	—	—
Long-term borrowings	656,844	657,812	—	—	657,812
Derivative liabilities	100,817	100,817	—	100,817	—
Accrued interest payable	7,631	7,631	7,631	—	—

December 31, 2015
Financial Assets
Cash and cash equivalents	$489,119	$489,119	$489,119	$—	$—
Securities available for sale	1,630,567	1,630,567	225	1,628,719	1,623
Securities held to maturity	1,637,061	1,643,416	—	1,640,721	2,695
Net loans and leases, including loans held for sale	12,053,209	11,863,882	—	—	11,863,882
Derivative assets	53,202	53,202	—	53,202	—
Accrued interest receivable	44,920	44,920	44,920	—	—

Financial Liabilities
Deposits	12,623,463	12,610,914	10,157,997	2,452,917	—
Short-term borrowings	2,048,896	2,048,943	2,048,943	—	—
Long-term borrowings	641,480	637,935	—	—	637,935
Derivative liabilities	51,605	51,605	—	51,605	—
Accrued interest payable	7,457	7,457	7,457	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three- and six-month periods ended June 30, 2016. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016. The Corporation’s results of operations for the six months ended June 30, 2016 are not necessarily indicative of results expected for the full year ending December 31, 2016.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	The impact of federal regulatory agencies that have oversight or review of the Corporation’s business and securities activities, including the bank regulatory examination and supervisory process.

•	Actions or inaction by the Board of Governors of the Federal Reserve System (FRB), UST and other government agencies, including those that impact money supply and market interest rates.

•	Slowing or reversal of the rate of growth in the economy and employment levels and other economic factors that affect the Corporation’s liquidity and performance of its loan and lease portfolio, particularly in the markets in which the Corporation operates.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	Results of the regulatory examination and supervisory process.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule, Dodd-Frank Act stress testing rules (DFAST) and Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general, and the Corporation’s operational or security systems or infrastructure, or those of third party vendors or other service providers, and rapid technological developments and changes.

•	Business and operating results are affected by judgments and assumptions in the Corporation’s analytical and forecasting models, the Corporation’s reliance on the advice of experienced outside advisors and its ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	The Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios; the extent of deposit attrition; and the potential dilutive effect to current shareholders.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance, and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Challenges encountered in extending into new geographic markets, including management and oversight of remote locations, understanding the economic and business dynamics of new markets, customer acceptance of a new market competitor and other competitive concerns.

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the Corporation’s operation and reputation, the economy and financial markets.

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

USE OF NON-GAAP FINANCIAL MEASURES

In addition to evaluating its results of operations in accordance with GAAP, the Corporation routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as operating net income, return on average tangible common equity, return on average tangible assets and net interest income on a fully taxable equivalent (FTE) basis. The Corporation believes these non-GAAP financial measures enhance the ability of investors to better understand financial performance and the underlying trends related to core business activities. Additionally, these non-GAAP financial measures facilitate comparisons with the performance of the Corporation’s peers. The non-GAAP financial measures used by the Corporation may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Corporation’s reported results prepared in accordance with GAAP.

FINANCIAL SUMMARY

The Corporation continued to grow organically and through the successful merger with METR, which occurred on February 13, 2016, and the Fifth Third branch purchase, which occurred on April 22, 2016. Net income available to common stockholders for the second quarter of 2016 was $39.3 million or $0.19 per diluted share. Excluding the impact of non-operating items, primarily merger-related costs, operating net income per diluted common share would have been $0.22. Net income available to common stockholders for the first six months of 2016 was $63.4 million or $0.31 per diluted share. Excluding the impact of non-operating items, primarily merger-related costs, operating net income per common share would have been $0.43. The first six months of 2016 revenue (net interest income plus non-interest income) of $392.2 million reflects continued loan and deposit growth and strong performance from fee-based businesses.

Second Quarter Highlights

•	Net interest margin on a FTE basis (non-GAAP) was 3.41% for the second quarter of 2016, compared to 3.43% for the second quarter of 2015.

•	Non-interest income was $51.4 million for the second quarter of 2016, compared to $39.8 million for the same period of 2015.

•	Non-interest expense, excluding merger-related costs, increased $23.0 million from the second quarter of 2015, primarily due to the expanded operating expenses from the completed acquisitions.

•	The efficiency ratio was 55.4%, a slight improvement from 56.0% in the second quarter of 2015.

•	Total assets reached $21.2 billion at June 30, 2016, compared to $17.6 billion at December 31, 2015.

•	Average loans grew 24.4% for the second quarter 2016, compared to the second quarter of 2015, through continued organic growth and the loans added through the completed acquisitions.

•	Average deposits and customer repurchase agreements grew 27.0%, compared to the second quarter of 2015, through continued growth and the deposits added through the completed acquisitions.

•	The relationship of loans to deposits and customer repurchase agreements was 92.1% at June 30, 2016, compared to 94.6% at December 31, 2015.

•	Asset quality remained satisfactory, with a delinquency level of 1.02% on the originated portfolio at June 30, 2016, compared to 0.93% at December 31, 2015.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net income available to common stockholders for the three months ended June 30, 2016 was $39.3 million or $0.19 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2015 of $38.1 million or $0.22 per diluted common share. The second quarter of 2016 included merger and acquisition costs of $10.6 million or $0.03 per diluted common share relating to the METR acquisition that closed on February 13, 2016 and the Fifth Third branch purchase that closed on April 22, 2016. Quarterly average diluted common shares outstanding increased 35.3 million shares or 20.0% to 211.7 million shares for the second quarter of 2016, primarily as a result of the METR acquisition, for which the Corporation issued 34.0 million shares.

Financial highlights are summarized below:

	Three Months Ended
	June 30,
(in thousands, except per share data)	2016	2015	Dollar Change	Percent Change
Net interest income	$154,369	$123,767	$30,602	24.7%
Provision for credit losses	16,640	8,864	7,776	87.7%
Non-interest income	51,411	39,752	11,659	29.3%
Non-interest expense	129,629	96,499	33,130	34.3%
Income taxes	18,211	18,025	186	1.0%

Net income	41,300	40,131	1,169	2.9%
Less: Preferred stock dividends	2,010	2,010	—	—

Net income available to common stockholders	$39,290	$38,121	$1,169	3.1%

Net income per common share – Basic	$0.19	$0.22	$(0.03)	(13.6)%
Net income per common share – Diluted	0.19	0.22	(0.03)	(13.6)%
Cash dividends per common share	0.12	0.12	—	—

The following table shows how the Corporation’s operating net income (non-GAAP) for the period indicated was derived from amounts reported in the Corporation’s financial statements:

	Three Months Ended
	June 30,
(in thousands, except per share data)	2016	2015
Net income available to common stockholders	$39,290	$38,121
Merger, acquisition and severance costs	10,551	371
Tax benefit of merger, acquisition and severance costs	(3,693)	(130)

Operating net income available to common stockholders	$46,148	$38,362

Net income per diluted common share	$0.19	$0.22
Effect of merger, acquisition and severance costs	0.05	—
Effect of tax benefit of merger, acquisition and severance costs	(0.02)	—

Operating net income per diluted common share	$0.22	$0.22

The following table presents selected financial ratios:

	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Return on average equity	6.56%	7.79%
Return on average tangible common equity	12.63%	14.63%
Return on average assets	0.80%	0.98%
Return on average tangible assets	0.90%	1.08%

The following table shows how the Corporation’s non-GAAP ratios return on average tangible common equity and return on average tangible assets for the periods indicated were derived from amounts reported in the Corporation’s financial statements:

	Three Months Ended June 30,
(dollars in thousands)	2016	2015
Return on Average Tangible Common Equity:
Net income available to common stockholders (annualized)	$158,025	$152,903
Amortization of intangibles, net of tax (annualized)	10,551	6,751

Tangible net income available to common stockholders (annualized)	$168,576	$159,654

Average total stockholders’ equity	$2,532,226	$2,066,024
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(1,090,542)	(868,133)

Average tangible common equity	$1,334,802	$1,091,009

Return on average tangible common equity	12.63%	14.63%

Return on Average Tangible Assets:
Net income (annualized)	$166,106	$160,966
Amortization of intangibles, net of tax (annualized)	10,551	6,751

Tangible net income (annualized)	$176,657	$167,717

Average total assets	$20,780,413	$16,457,166
Less: Average intangibles	(1,090,542)	(868,133)

Average tangible assets	$19,689,871	$15,589,033

Return on average tangible assets	0.90%	1.08%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Three Months Ended June 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$109,432	$97	0.36%	$75,955	$28	0.15%
Taxable investment securities (1)	3,728,873	17,977	1.93	2,855,637	14,467	2.03
Non-taxable investment securities (2)	297,228	3,266	4.40	189,372	2,283	4.82
Residential mortgage loans held for sale	15,734	191	4.86	8,049	119	5.93
Loans and leases (2) (3)	14,345,128	152,191	4.27	11,532,129	120,356	4.19

Total interest-earning assets (2)	18,496,395	173,722	3.77	14,661,142	137,253	3.75

Cash and due from banks	284,061			192,987
Allowance for credit losses	(150,487)			(131,431)
Premises and equipment	221,030			169,098
Other assets	1,929,414			1,565,370

Total Assets	$20,780,413			$16,457,166

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,744,744	4,051	0.24	$4,746,091	1,946	0.16
Savings	2,292,185	465	0.08	1,744,837	193	0.04
Certificates and other time	2,676,851	5,908	0.89	2,588,778	5,497	0.85
Customer repurchase agreements	316,456	201	0.25	723,150	391	0.21
Other short-term borrowings	1,400,109	2,358	0.67	1,127,376	1,403	0.50
Long-term borrowings	657,059	3,579	2.19	541,992	2,251	1.67

Total interest-bearing liabilities (2)	14,087,404	16,562	0.47	11,472,224	11,681	0.41

Non-interest-bearing demand	3,941,857			2,776,955
Other liabilities	218,926			141,963

Total Liabilities	18,248,187			14,391,142
Stockholders’ Equity	2,532,226			2,066,024

Total Liabilities and Stockholders’ Equity	$20,780,413			$16,457,166

Excess of interest-earning assets over interest-bearing liabilities	$4,408,991			$3,188,918

Fully tax-equivalent net interest income		157,160			125,572
Tax-equivalent adjustment		(2,791)			(1,805)

Net interest income		$154,369			$123,767

Net interest spread			3.30%			3.34%

Net interest margin (2)			3.41%			3.43%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans and leases, securities, interest-bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended June 30, 2016, net interest income, which comprised 75.0% of net revenue (net interest income plus non-interest income) compared to 75.7% for the same period in 2015, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis (non-GAAP), increased $31.6 million or 25.2% from $125.6 million for the second quarter of 2015 to $157.2 million for the second quarter of 2016. Average earning assets of $18.5 billion increased $3.8 billion or 26.2% and average interest-bearing liabilities of $14.1 billion increased $2.6 billion or 22.8% from 2015 due to the METR acquisition, combined with organic growth in loans and deposits. The Corporation’s net interest margin was 3.41% for the second quarter of 2016, compared to 3.43% for the same period of 2015, due to an extended low interest rate environment and competitive landscape for earning assets, partially offset by a benefit from higher accretable yield adjustments. Details on changes in tax-equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds, and the derivation of tax-equivalent net interest income from amounts reported on the Corporation’s financial statements are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income, on a FTE basis (non-GAAP), attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended June 30, 2016, compared to the three months ended June 30, 2015:

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$16	$53	$69
Securities	5,762	(1,269)	4,493
Residential mortgage loans held for sale	97	(25)	72
Loans and leases	29,504	2,331	31,835

Total interest income	35,379	1,090	36,469

Interest Expense
Deposits:
Interest-bearing demand	1,222	883	2,105
Savings	70	202	272
Certificates and other time	187	224	411
Customer repurchase agreements	(249)	59	(190)
Other short-term borrowings	390	565	955
Long-term borrowings	534	794	1,328

Total interest expense	2,154	2,727	4,881

Net Change	$33,225	$(1,637)	$31,588

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis (non-GAAP), of $173.7 million for the second quarter of 2016, increased $35.5 million or 25.8% from the same quarter of 2015, primarily due to increased earning assets, partially offset by lower yields. During the second quarter of 2016 and 2015, the Corporation recognized benefits of $2.8 million and $1.7 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $2.8 billion or 24.4% increase in average loans and leases, including $0.9 billion or 7.6% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, loans added at closing in the Fifth Third branch purchase and METR acquisition were $95.4 million and $1.9 billion, respectively. The loans added in the BofA branch purchase were immaterial. The yield on earning assets increased 2 basis points from the second quarter of 2015 to 3.77% for the second quarter of 2016, primarily due to the increase in accretable yield benefits on acquired loans.

Interest expense of $16.6 million for the second quarter of 2016 increased $4.9 million or 41.8% from the same quarter of 2015 due to an increase in rates paid and growth in interest-bearing liabilities. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and long-term borrowings, which was offset by a decrease in short-term borrowings. Average deposits increased $3.8 billion or 32.0%, including $1.1 billion or 9.3% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint. Additionally, deposits added at closing in the Fifth Third branch purchase, METR acquisition and the BofA branch purchase were $302.0 million, $2.3 billion and $145.5 million, respectively. Long-term borrowings increased $115.1 million or 21.2%, primarily due to $100.0 million in subordinated notes issued by the Corporation in its October 2015 debt offering in anticipation of the acquisitions in early 2016. Short-term borrowings decreased $134.0 million or 7.2%, primarily as a result of a planned migration of customer repurchase agreements to a new premium sweep product included in interest-bearing demand deposits that was launched during the second quarter of 2015. The rate paid on interest-bearing liabilities increased 6 basis points to 0.47% for the second quarter of 2016, primarily due to the debt offering as discussed above. Given the relatively low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for further reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the allowance and provision for credit losses:

	Three Months Ended
	June 30,
(dollars in thousands)	2016	2015	Dollar Change	Percent Change
Provision for credit losses:
Originated	$16,384	$8,744	$7,640	87.4%
Acquired	256	120	136	113.3%

Total provision for credit losses	$16,640	$8,864	$7,776	87.7%

Net loan charge-offs:
Originated	$9,885	$5,795	$4,090	70.6%
Acquired	186	427	(241)	(56.4)%

Total net loan charge-offs	$10,071	$6,222	$3,849	61.9%

Allowance for credit losses:
Originated	$148,719	$124,196	$24,523	19.7%
Acquired	5,650	6,945	(1,295)	(18.6)%

Total allowance for credit losses	$154,369	$131,141	$23,228	17.7%

Net loan charge-offs (annualized) / total average loans and leases	0.28%	0.22%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.35%	0.23%
Allowance for credit losses / total loans and leases	1.06%	1.13%
Allowance for credit losses (originated loans and leases) / total originated loans and leases	1.26%	1.21%

The provision for credit losses of $16.6 million during the second quarter of 2016 increased $7.8 million from the same period of 2015, primarily due to an increase of $7.6 million in the provision for the originated portfolio supporting loan growth, credit migration and $4.0 million in charge-offs from a single commercial relationship involving a borrower alleged to have falsified documents and financial information over an extended period of time. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income increased $11.7 million, to $51.4 million for the second quarter of 2016, a 29.3% increase from the same period of 2015. Following is a summary of the items making up non-interest income. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the income increases related to the expanded operations from the acquisitions of METR and the BofA and Fifth Third branches.

	Three Months Ended
	June 30,
(in thousands)	2016	2015	Dollar Change	Percent Change
Service charges	$26,396	$17,514	$8,882	50.7%
Trust fees	5,405	5,432	(27)	(0.5)%
Insurance commissions and fees	4,105	3,559	546	15.3%
Securities commissions and fees	3,622	3,597	25	0.7%
Net securities gains	226	14	212	n/m
Mortgage banking operations	2,753	2,516	237	9.4%
Bank owned life insurance	2,559	1,838	721	39.2%
Other	6,345	5,282	1,063	20.1%

Total non-interest income	$51,411	$39,752	$11,659	29.3%

Service charges on loans and deposits of $26.4 million for the second quarter of 2016 increased $8.9 million or 50.7% from the same period of 2015. The impact of the expanded customer base due to acquisitions, combined with organic growth, resulted in increases of $5.5 million or 56.1% in deposit-related service charges and $3.4 million or 43.9% in other service charges and fees over this same period.

Insurance commissions and fees of $4.1 million for the second quarter of 2016 increased $0.5 million or 15.3% from the same period of 2015, primarily due to revenues from the insurance businesses acquired in June 2015.

Mortgage banking revenue of $2.8 million for the second quarter of 2016 increased $0.2 million or 9.4% from $2.5 million for the same period of 2015. During the second quarter of 2016, the Corporation sold $166.0 million of residential mortgage loans, compared to $121.3 million for the same period of 2015.

Bank owned life insurance (BOLI) income of $2.6 million for the second quarter of 2016 increased $0.7 million or 39.2% from the same period of 2015, primarily as a result of reinvesting into a higher yielding policy.

Included in other non-interest income during the second quarter of 2016, the Corporation recorded $2.0 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth. Also during the second quarter of 2016, the Corporation recorded $0.6 million less in dividends on non-marketable equity securities due to a reduction in dividends paid by the FRB resulting from December 2015 legislation for banks with more than $10 billion in total assets. During the second quarter of 2015, the Corporation recorded a gain of $0.4 million relating to the sale of its ownership interest in a non-banking affiliate.

Non-Interest Expense

Total non-interest expense of $129.6 million for the second quarter of 2016 increased $33.1 million, a 34.3% increase from the same period of 2015. Following is a summary of the items making up non-interest expense. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the expense increases related to the expanded operations from the acquisitions of METR and the BofA and Fifth Third branches.

	Three Months Ended
	June 30,
(in thousands)	2016	2015	Dollar Change	Percent Change
Salaries and employee benefits	$61,329	$50,431	$10,898	21.6%
Net occupancy	10,193	8,472	1,721	20.3%
Equipment	10,014	7,698	2,316	30.1%
Amortization of intangibles	3,388	1,999	1,389	69.5%
Outside services	9,825	9,163	662	7.2%
FDIC insurance	5,103	2,783	2,320	83.4%
Merger and acquisition related	10,551	371	10,180	n/m
Other	19,226	15,582	3,644	23.4%

Total non-interest expense	$129,629	$96,499	$33,130	34.3%

Salaries and employee benefits of $61.3 million for the second quarter of 2016 increased $10.9 million or 21.6% from the same period of 2015, primarily due to employees added in conjunction with the aforementioned acquisitions and heightened regulatory compliance costs, combined with new hires, merit increases and higher medical insurance costs in 2016.

Occupancy and equipment expense of $20.2 million for the second quarter of 2016 increased $4.0 million or 25.0% from the same period of 2015, primarily due to the acquisitions combined with additional costs associated with the Corporation’s continued focus on new technology. Technology is being used to meet both customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and various regulatory requirements.

Amortization of intangibles expense of $3.4 million for the second quarter of 2016 increased $1.4 million or 69.5% from the second quarter of 2015, due to the additional core deposit intangibles added as a result of the METR acquisition and the recent branch purchases.

Outside services expense of $9.8 million for the second quarter of 2016 increased $0.7 million or 7.2% from the same period of 2015, primarily due to additional costs resulting from the acquisitions.

Federal Deposit Insurance Corporation (FDIC) insurance of $5.1 million increased $2.3 million or 83.4% from the same period of 2015, primarily due to a higher level of classified assets relating to the METR acquisition combined with a higher assessment base due to merger and acquisition activity.

During the second quarter of 2016, the Corporation recorded $10.6 million in merger and acquisition costs associated with the METR acquisition and Fifth Third branch acquisition. During the same period of 2015, the Corporation recorded $0.4 million in merger and acquisition costs associated with the BofA branch acquisition. These costs are unique to each merger/acquisition transaction.

Other non-interest expense was $19.2 million and $15.6 million for the second quarter of 2016 and 2015, respectively. During the second quarter of 2016, supplies expense increased $0.8 million, marketing expenses increased $0.8 million, miscellaneous losses increased $0.9 million, loan-related expenses increased $0.8 million, business development expense increased $0.3 million, telephone expense increased $0.3 million and state taxes increased $0.5 million, all primarily due to acquisitions and volume increases related to organic growth. Partially offsetting these increases, OREO expense decreased $1.4 million.

Income Taxes

The following table presents information regarding income tax expense and certain tax rates:

	Three Months Ended
	June 30,
(dollars in thousands)	2016	2015
Income tax expense	$18,211	$18,025
Effective tax rate	30.6%	31.0%
Statutory tax rate	35.0%	35.0%

Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net income available to common stockholders for the six months ended June 30, 2016 was $63.4 million or $0.31 per diluted common share, compared to net income available to common stockholders for the six months ended June 30, 2015 of $76.5 million or $0.43 per diluted common share. The six months of 2016 included merger and acquisition costs of $35.5 million or $0.12 per diluted common share relating to the METR acquisition that closed on February 13, 2016 and the Fifth Third branch purchase that closed on April 22, 2016. Average diluted common shares outstanding increased 27.2 million shares or 15.4% to 203.3 million shares for the first six months of 2016, primarily as a result of the METR acquisition, for which the Corporation issued 34.0 million shares on February 13, 2016. Financial highlights are summarized below:

	Six Months Ended
	June 30,
(in thousands, except per share data)	2016	2015	Dollar Change	Percent Change
Net interest income	$294,723	$245,688	$49,035	20.0%
Provision for credit losses	28,408	17,000	11,408	67.1%
Non-interest income	97,455	77,934	19,521	25.0%
Non-interest expense	266,277	191,154	75,123	39.3%
Income taxes	30,061	34,994	(4,933)	(14.1)%

Net income	67,432	80,474	(13,042)	(16.2)%
Less: Preferred stock dividends	4,020	4,020	—	—

Net income available to common stockholders	$63,412	$76,454	$(13,042)	(17.1)%

Net income per common share – Basic	$0.31	$0.44	$0.13	(29.5)%
Net income per common share – Diluted	0.31	0.43	0.12	(27.9)%
Cash dividends per common share	0.24	0.24	—	—

The following table shows how the Corporation’s operating net income (non-GAAP) for the period indicated was derived from amounts reported in the Corporation’s financial statements:

	Six Months Ended
	June 30,
(in thousands, except per share data)	2016	2015
Net income available to common stockholders	$63,412	$76,454
Merger, acquisition and severance costs	35,491	371
Tax benefit of merger, acquisition and severance costs	(12,104)	(130)

Operating net income available to common stockholders	$86,799	$76,695

Net income per diluted common share	$0.31	$0.43
Effect of merger, acquisition and severance costs	0.17	—
Effect of tax benefit of merger, acquisition and severance costs	(0.06)	—

Operating net income per diluted common share	$0.43	$0.44

The following table presents selected financial ratios:

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Return on average equity	5.58%	7.90%
Return on average tangible common equity	10.57%	14.95%
Return on average assets	0.68%	1.00%
Return on average tangible assets	0.77%	1.10%

The following table shows how the Corporation’s non-GAAP ratios return on average tangible common equity and return on average tangible assets for the periods indicated were derived from amounts reported in the Corporation’s financial statements:

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Return on Average Tangible Common Equity:
Net income available to common stockholders (annualized)	$127,520	$154,175
Amortization of intangibles, net of tax (annualized)	9,477	6,885

Tangible net income available to common stockholders (annualized)	$136,997	$161,060

Average total stockholders’ equity	$2,430,970	$2,053,214
Less: Average preferred stockholders’ equity	(106,882)	(106,882)
Less: Average intangibles	(1,028,068)	(868,707)

Average tangible common equity	$1,296,020	$1,077,625

Return on average tangible common equity	10.57%	14.95%

Return on Average Tangible Assets:
Net income (annualized)	$135,605	$162,283
Amortization of intangibles, net of tax (annualized)	9,477	6,885

Tangible net income (annualized)	$145,082	$169,168

Average total assets	$19,848,526	$16,303,055
Less: Average intangibles	(1,028,068)	(868,707)

Average tangible assets	$18,820,458	$15,434,348

Return on average tangible assets	0.77%	1.10%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities:

	Six Months Ended June 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$116,439	$214	0.37%	$75,832	$60	0.16%
Taxable investment securities (1)	3,491,673	34,469	1.98	2,835,555	28,680	2.02
Non-taxable investment securities (2)	284,476	6,358	4.47	178,995	4,400	4.92
Residential mortgage loans held for sale	10,931	269	4.92	6,450	182	5.66
Loans and leases (2) (3)	13,793,960	290,628	4.24	11,408,541	239,083	4.22

Total interest-earning assets (2)	17,697,479	331,938	3.77	14,505,373	272,405	3.78

Cash and due from banks	266,505			193,788
Allowance for credit losses	(146,715)			(130,072)
Premises and equipment	206,286			168,844
Other assets	1,824,971			1,565,122

Total Assets	$19,848,526			$16,303,055

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,430,562	7,507	0.23	$4,712,070	3,842	0.16
Savings	2,172,975	829	0.08	1,680,916	365	0.04
Certificates and other time	2,626,619	11,574	0.89	2,594,632	10,878	0.85
Customer repurchase agreements	307,747	380	0.24	776,601	847	0.22
Other short-term borrowings	1,330,288	4,540	0.68	1,090,860	2,715	0.50
Long-term borrowings	652,775	7,132	2.20	541,771	4,482	1.67

Total interest-bearing liabilities (2)	13,520,966	31,962	0.48	11,396,850	23,129	0.41

Non-interest-bearing demand	3,695,543			2,707,566
Other liabilities	201,047			145,425

Total Liabilities	17,417,556			14,249,841
Stockholders’ Equity	2,430,970			2,053,214

Total Liabilities and Stockholders’ Equity	$19,848,526			$16,303,055

Excess of interest-earning assets over interest-bearing liabilities	$4,176,513			$3,108,523

Fully tax-equivalent net interest income		299,976			249,276
Tax-equivalent adjustment		(5,253)			(3,588)

Net interest income		$294,723			$245,688

Net interest spread			3.29%			3.37%

Net interest margin (2)			3.41%			3.46%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans and leases, securities, interest-bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the six months ended June 30, 2016, net interest income, which comprised 75.2% of net revenue (net interest income plus non-interest income) compared to 75.9% for the same period in 2015, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis (non-GAAP), increased $50.7 million or 20.3% from $249.3 million for the first six months of 2015 to $300.0 million for the first six months of 2016. Average earning assets of $17.7 billion increased $3.2 billion or 22.0% and average interest-bearing liabilities of $13.5 billion increased $2.1 billion or 18.6% from 2015 primarily due to the METR acquisition, combined with organic growth in loans and deposits. The Corporation’s net interest margin was 3.41% for the first six months of 2016, compared to 3.46% for the same period of 2015, due to an extended low interest rate environment and a competitive landscape for earning assets. Details on changes in tax-equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds, and the derivation of tax-equivalent net interest income from amounts reported on the Corporation’s financial statements are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income, on a FTE basis (non-GAAP), attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the six months ended June 30, 2016, compared to the six months ended June 30, 2015:

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$44	$110	$154
Securities	9,482	(1,735)	7,747
Residential mortgage loans held for sale	113	(26)	87
Loans and leases	50,727	818	51,545

Total interest income	60,366	(833)	59,533

Interest Expense
Deposits:
Interest-bearing demand	2,142	1,523	3,665
Savings	142	322	464
Certificates and other time	142	554	696
Customer repurchase agreements	(564)	97	(467)
Other short-term borrowings	690	1,135	1,825
Long-term borrowings	1,040	1,610	2,650

Total interest expense	3,592	5,241	8,833

Net Change	$56,774	$(6,074)	$50,700

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis (non-GAAP), of $331.9 million for the first six months quarter of 2016, increased $59.5 million or 21.9% from the same period of 2015, primarily due to increased earning assets, partially offset by lower yields. During the first six months of 2016 and 2015, the Corporation recognized a benefit of $3.3 million and $3.5 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $2.4 billion or 20.9% increase in average loans and leases, including $0.9 billion or 8.1% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, the partial period impact of average loans added in the METR acquisition and Fifth Third branch purchase was $1.4 billion and $36.2 million, respectively. The yield on earning assets decreased 1 basis point from the first six months of 2015 to 3.77% for the first six months of 2016, reflecting the decreases in market interest rates and competitive pressures.

Interest expense of $32.0 million for the first six months of 2016 increased $8.8 million or 38.2% from the same period of 2015 due to an increase in rates paid and growth in interest-bearing liabilities. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and long-term borrowings, which was offset by a decrease in short-term borrowings. Average deposits increased $3.2 billion or 27.6%, including $1.2 billion or 10.2% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint. Additionally, average deposits added in the METR acquisition, Fifth Third branch purchase and the BofA branch purchase were $1.8 billion, $114.5 million and $145.5 million, respectively. Long-term borrowings increased $111.0 million or 20.5%, primarily due to $100.0 million in subordinated notes issued by the Corporation in its October 2015 debt offering in anticipation of the acquisitions in early 2016. Short-term borrowings decreased $229.4 million or 12.3%, primarily as a result of a planned migration of customer repurchase agreements to a new premium sweep product included in interest-bearing demand deposits that was launched during the second quarter of 2015. The rate paid on interest-bearing liabilities increased 7 basis points to 0.48% for the first six months of 2016, primarily due to the debt offering as discussed above. Given the relatively low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for further reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the allowance and provision for credit losses:

	Six Months Ended
	June 30,
(dollars in thousands)	2016	2015	Dollar Change	Percent Change
Provision for credit losses:
Originated	$29,224	$17,810	$11,414	64.1%
Acquired	(816)	(810)	(6)	(0.7)%

Total provision for credit losses	$28,408	$17,000	$11,408	67.1%

Net loan charge-offs:
Originated	$15,790	$11,566	$4,224	36.5%
Acquired	261	219	42	19.2%

Total net loan charge-offs	$16,051	$11,785	$4,266	36.2%

Allowance for credit losses:
Originated	$148,719	$124,196	$24,523	19.7%
Acquired	5,650	6,945	(1,295)	(18.6)%

Total allowance for credit losses	$154,369	$131,141	$23,228	17.7%

Net loan charge-offs (annualized) / total average loans and leases	0.23%	0.21%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.28%	0.23%
Allowance for credit losses / total loans and leases	1.06%	1.13%
Allowance for credit losses (originated loans and leases) / total originated loans and leases	1.26%	1.21%

The provision for credit losses of $28.4 million during the first six months of 2016 increased $11.4 million from the same period of 2015. This increase was related to loan growth in the originated portfolio, credit migration and the previously discussed charge-off relating to a single commercial relationship. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income increased $19.5 million or 25.0% for the first six months of 2016, to $97.5 million compared to the same period of 2015. Following is a summary of the items making up non-interest income. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the income increases related to the expanded operations from the acquisitions of METR and the BofA and Fifth Third branches.

	Six Months Ended
	June 30,
(in thousands)	2016	2015	Dollar Change	Percent Change
Service charges	$47,672	$33,331	$14,341	43.0%
Trust fees	10,687	10,593	94	0.9%
Insurance commissions and fees	9,026	7,928	1,098	13.8%
Securities commissions and fees	6,996	6,654	342	5.1%
Net securities gains	297	5	292	n/m
Mortgage banking operations	4,348	4,315	33	0.8%
Bank owned life insurance	4,621	3,681	940	25.5%
Other	13,808	11,427	2,381	20.8%

Total non-interest income	$97,455	$77,934	$19,521	25.0%

Service charges on loans and deposits of $47.7 million for the first six months of 2016 increased $14.3 million or 43.0% from the same period of 2015. The impact of organic growth and the expanded customer base due to acquisitions resulted in increases of $9.5 million or 52.3% in deposit-related service charges and $4.8 million or 31.8% in other service charges and fees over this same period.

Insurance commissions and fees of $9.0 million for the first six months of 2016 increased $1.1 million or 13.8% from the same period of 2015, primarily due to revenues from the insurance businesses acquired in June 2015.

Securities commissions of $7.0 million for the first six months of 2016 increased $0.3 million or 5.1% from the first six months of 2015, primarily due to positive results from initiatives generating new customer relationships combined with increased volume, geographic expansion and improved market conditions compared to the same period of 2015.

Mortgage banking revenue of $4.3 million for the first half of 2016 increased slightly from the same period of 2015. During the first half 2016, the Corporation sold $258.3 million of residential mortgage loans, compared to $193.9 million for the same period of 2015.

BOLI income of $4.6 million for the first half of 2016 increased $0.9 million or 25.5% from the same period of 2015, primarily as a result of reinvesting into a higher yielding policy.

Other non-interest income was $13.8 million and $11.4 million for the first six months of 2016 and 2015, respectively. During the first half of 2016, the Corporation recognized a gain of $2.4 million relating to the $10.0 million redemption of TPS, as previously discussed. Additionally, during the first six months of 2016, the Corporation recorded $2.3 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth. Also, the Corporation recorded $1.9 million less in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million during the first half of 2015, combined with a decreased rate of FRB dividends resulting from December 2015 legislation for banks with more than $10 billion in total assets.

Non-Interest Expense

Total non-interest expense of $266.3 million for the first six months of 2016 increased $75.1 million or 39.3% from the same period of 2015. Following is a summary of the items making up non-interest expense. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the expense increases related to the expanded operations from the acquisitions of METR and the BofA and Fifth Third branches.

	Six Months Ended
	June 30,
(in thousands)	2016	2015	Dollar Change	Percent Change
Salaries and employee benefits	$117,754	$99,700	$18,054	18.1%
Net occupancy	19,459	17,448	2,011	11.5%
Equipment	18,570	15,346	3,224	21.0%
Amortization of intangibles	6,037	4,114	1,923	46.7%
Outside services	19,128	17,940	1,188	6.6%
FDIC insurance	9,071	6,472	2,599	40.2%
Merger and acquisition related	35,491	371	35,120	n/m
Other	40,767	29,763	11,004	37.0%

Total non-interest expense	$266,277	$191,154	$75,123	39.3%

Salaries and employee benefits of $117.8 million for the first half of 2016 increased $18.1 million or 18.1% from the same period of 2015, primarily due to employees added in conjunction with the aforementioned acquisitions and heightened regulatory compliance costs, combined with new hires, merit increases and higher medical insurance costs in 2016.

Occupancy and equipment expense of $38.0 million for the first six months of 2016 increased $5.2 million or 16.0% from the same period of 2015, primarily resulting from the acquisitions combined with additional costs associated with the Corporation’s continued focus on new technology. Technology is being used to meet both customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and regulatory requirements. These increases were partially offset by lower costs attributable to a mild winter season in the first six months of 2016, compared to the same period in 2015.

Amortization of intangibles expense of $6.0 million for the first half of 2016 increased $1.9 million or 46.7% from the first half of 2015, due to the additional core deposit intangibles added as a result of the METR acquisition and branches purchased from BofA and Fifth Third.

Outside services expense of $19.1 million for the first six months of 2016 increased $1.2 million or 6.6% from the same period of 2015, primarily due to additional costs resulting from the merger and acquisition activity.

FDIC insurance of $9.1 million increased $2.6 million or 40.2% from the same period of 2015, primarily due to a higher level of classified assets relating to the METR acquisition combined with a higher assessment base due to merger and acquisition activity.

During the first half of 2016, the Corporation recorded $35.5 million in merger and acquisition costs associated with the METR acquisition and Fifth Third branch acquisition. During the same period of 2015, the Corporation recorded $0.4 million in merger expenses associated with the BofA branch acquisition. These costs are unique to each merger/acquisition transaction.

Other non-interest expense was $40.8 million and $29.8 million for the first six months of 2016 and 2015, respectively. During the first six months of 2016, the Corporation incurred a $2.6 million impairment charge on acquired other assets relating to low income housing projects. Additionally, for the first half of 2016, supplies expense increased $1.9 million, marketing expenses increased $1.5 million, miscellaneous losses increased $1.6 million, loan-related expenses increased $1.4 million, state taxes increased $0.8 million, business development expenses increased $0.5 million, telephone expense increased $0.4 million and postage expense increased $0.4 million, all primarily due to acquisitions and volume increases related to organic growth. Partially offsetting these increases was a decrease of $0.9 million in OREO expenses.

Income Taxes

The following table presents information regarding income tax expense and certain tax rates:

	Six Months Ended
	June 30,
(dollars in thousands)	2016	2015
Income tax expense	$30,061	$34,994
Effective tax rate	30.8%	30.3%
Statutory tax rate	35.0%	35.0%

Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

LIQUIDITY

The Corporation’s goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of the Corporation with cost-effective funding. The Board of Directors of the Corporation has established an Asset/Liability Management Policy in order to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. The Board of Directors of the Corporation has also established a Contingency Funding Policy to guide management in addressing liquidity crisis conditions. These policies designate the Corporation’s Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Corporation’s Treasury Department.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. On October 2, 2015, the Corporation issued $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and estimated offering expenses were $98.4 million. The parent’s cash position decreased from $226.9 million at December 31, 2015 to $155.4 million at June 30, 2016, as the Corporation utilized a portion of the net proceeds from the sale of the subordinated notes to provide $70.0 million in capital to support the growth of FNBPA.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand. In addition, the Corporation, through one of its subsidiaries, issues subordinated notes, which are guaranteed by the Corporation, on a regular basis.

The LCR and MCH ratios, as well as subordinated notes data, are presented in the following table:

(dollars in thousands)	June 30, 2016	December 31, 2015	Internal limit
Liquidity coverage ratio (LCR)	2.2 times	1.8 times	> 1 time
Months of cash on hand (MCH)	14.2 months	14.0 months	> 12 months
Subordinated notes	$208,250	$208,832	n/a

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Total average deposits and customer repurchase agreements totaled $15.2 billion at June 30, 2016 and increased $2.8 billion, or 22.1%, year over year, due to the acquisition of METR and the Fifth Third branches, as well as organic growth. Organic growth was $724.9 million or 5.8% annualized for the period. Organic growth in low-cost transaction deposits and customer repurchase agreements for the first half of 2016 was $834.1 million, or 8.4% annualized, led by strong organic growth in average non-interest-bearing deposits of $625.3 million, or 23.1% annualized. The strong growth in low-cost transaction deposits and customer repurchase agreements was slightly offset by a decline in average time deposits of $109.1 million or 4.2% annualized for the period on an organic basis.

FNBPA had unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be utilized to meet funding needs. The ALCO Policy minimum level for salable unpledged government and agency securities is 3.0%. The following table presents certain information relating to credit availability and salable unpledged securities:

(dollars in thousands)	June 30, 2016	December 31, 2015
Unused wholesale credit availability	$6,100,000	$5,200,000
Unused wholesale credit availability as a % of FNBPA assets	28.8%	30.0%
Salable unpledged government and agency securities	$1,500,000	$1,300,000
Salable unpledged government and agency securities as a % of FNBPA assets	7.1%	7.3%

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis for the Corporation as of June 30, 2016 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (1.1)% and (2.6)% as of June 30, 2016 and December 31, 2015, respectively.

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$360,368	$638,567	$918,755	$1,624,453	$3,542,143
Investments	210,599	190,860	215,543	535,848	1,152,850

	570,967	829,427	1,134,298	2,160,301	4,694,993

Liabilities
Non-maturity deposits	125,135	250,270	375,408	750,815	1,501,628
Time deposits	146,449	290,557	412,474	516,228	1,365,708
Borrowings	1,718,182	89,239	83,142	166,527	2,057,090

	1,989,766	630,066	871,024	1,433,570	4,924,426

Period Gap (Assets - Liabilities)	$(1,418,799)	$199,361	$263,274	$726,731	$(229,433)

Cumulative Gap	$(1,418,799)	$(1,219,438)	$(956,164)	$(229,433)

Cumulative Gap to Total Assets	(6.7)%	(5.7)%	(4.5)%	(1.1)%

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

The following repricing gap analysis as of June 30, 2016 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$6,009,321	$660,813	$716,335	$1,188,108	$8,574,577
Investments	219,336	202,602	235,766	546,960	1,204,664

	6,228,657	863,415	952,101	1,735,068	9,779,241
Liabilities
Non-maturity deposits	4,470,905	—	—	—	4,470,905
Time deposits	243,512	290,730	410,402	512,965	1,457,609
Borrowings	2,056,320	349,509	66,297	132,838	2,604,964

	6,770,737	640,239	476,699	645,803	8,533,478
Off-balance sheet	(200,000)	250,000	—	—	50,000
Period Gap (assets – liabilities + off-balance sheet)	$(742,080)	$473,176	$475,402	$1,089,265	$1,295,763

Cumulative Gap	$(742,080)	$(268,904)	$206,498	$1,295,763

Cumulative Gap to Assets	(3.9)%	(1.4)%	1.1%	6.9%

The twelve-month cumulative repricing gap to total assets was 6.9% and 5.6% as of June 30, 2016 and December 31, 2015, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of June 30, 2016.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	June 30, 2016	December 31, 2015	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	4.4%	5.7%	n/a
+ 200 basis points	3.1%	4.0%	(5.0)%
+ 100 basis points	1.4%	2.0%	(5.0)%
- 100 basis points	(2.5)%	(3.0)%	(5.0)%

Economic value of equity:
+ 300 basis points	3.8%	1.6%	(25.0)%
+ 200 basis points	3.5%	1.8%	(15.0)%
+ 100 basis points	2.4%	1.3%	(10.0)%
- 100 basis points	(7.3)%	(5.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also models scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 3.1% and 3.6% at June 30, 2016 and December 31, 2015, respectively.

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 60.9% and 58.3% of total loans as of June 30, 2016 and December 31, 2015, respectively. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio to be relatively short and relatively unchanged from the prior year end, resulting in a portfolio duration of 3.0 years and 3.5 years at June 30, 2016 and December 31, 2015, respectively. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of June 30, 2016, the commercial swaps totaled $1.5 billion of notional principal, with $332.0 million in notional swap principal originated during the first half of 2016. The success of the aforementioned tactics has resulted in an asset-sensitive position. For additional information regarding interest rate swaps, see the Derivative Instruments footnote to the financial statements in this Report.

The Corporation desired to remain modestly asset-sensitive during the first half of 2016. A number of management actions and market occurrences resulted in a slight increase in the asset sensitivity of the Corporation’s interest rate risk position. The primary factors included balance sheet growth in less rate-sensitive deposits in addition to an increase in the amount of adjustable loans repricing in 12 months or less, which was aided by commercial swaps. Organic deposit balance sheet growth and the METR and Fifth Third acquisitions provided less rate-sensitive deposits. In addition, the amount of outstanding variable and adjustable loans repricing in 12 months or less increased by $1.3 billion for the six months, and totaled $6.0 billion at June 30, 2016. In June 2016, the Corporation executed $200.0 million of pay fixed/receive floating interest rate swaps against 3-month FHLB borrowings. This strategy in effect locks term funding at 0.90% for 4.25 years and 0.96% for 5 years. These increases in the net asset-sensitivity position were in addition to a decrease in the use of overnight and short-term borrowings compared to the prior year end. Net overnight and short-term borrowings increased by $365.3 million for the first half of 2016. This was primarily due to the timing of funding loan and investment growth.

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

RISK MANAGEMENT

As a financial institution, the Corporation takes on a certain amount of risk in every business decision, transaction and activity. The Corporation’s Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk, regulatory compliance risk and strategic risk. In its oversight role of the Corporation’s risk management function, the Board of Directors focuses on the Corporation’s strategies, analyses and conclusions of management relating to identifying, understanding and managing risks so as to optimize total shareholder value, while balancing prudent business and safety and soundness considerations.

The Corporation supports its risk management process through a governance structure involving its Board of Directors and senior management. The Risk Committee of the Corporation’s Board of Directors helps ensure that business decisions in the organization are executed within appropriate risk tolerances. The Risk Committee has oversight responsibilities with respect to the following:

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

As noted above, the Corporation has a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across the Corporation. The Operational Risk Committee is also responsible for evaluating and approving appropriate remediation efforts to address identified operational risks. The Operational Risk Committee provides periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of the Corporation’s Board of Directors regarding the enterprise-wide risk profile of the Corporation and other significant risk management issues. The Corporation’s Chief Risk Officer is responsible for the design and implementation of the Corporation’s enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. The Corporation’s Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Further, the Corporation’s audit function performs an independent assessment of the Corporation’s internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and the Corporation’s Audit Committee. Both the Risk Committee and Audit Committee of the Corporation’s Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of the Corporation’s Board of Directors and the Corporation’s Risk Management Council regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;

•	enables the Board of Directors to understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and

•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements:

(in thousands)	June 30, 2016	December 31, 2015	Dollar Change	Percent Change
Non-interest-bearing demand	$3,969,115	$3,059,949	$909,166	29.7%
Interest-bearing demand	6,657,651	5,311,589	1,346,062	25.3%
Savings	2,284,159	1,786,459	497,700	27.9%
Certificates of deposit and other time deposits	2,617,637	2,465,466	152,171	6.2%

Total deposits	15,528,562	12,623,463	2,905,099	23.0%
Customer repurchase agreements	279,730	266,732	12,998	4.9%

Total deposits and customer repurchase agreements	$15,808,292	$12,890,195	$2,918,097	22.6%

Total deposits and customer repurchase agreements increased from December 31, 2015 primarily as a result of the Fifth Third branch purchase and METR acquisition, combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts. Generating growth in relationship-based transaction deposits remains a key focus of the Corporation.

NON-PERFORMING ASSETS

Non-performing loans and OREO increased $27.5 million, from $110.8 million at December 31, 2015 to $138.4 million at June 30, 2016. This reflects increases of $17.6 million, $9.4 million and $0.5 million in non-accrual loans, OREO and TDRs, respectively. The increase in non-accrual loans is primarily attributable to a single credit to a borrower that supports the energy sector which continues to experience softness in the face of commodity pricing pressures. The increase in OREO was the result of properties acquired from METR and Fifth Third, including banking facilities that are no longer in use. The increase in TDRs was attributed to loans secured by residential mortgages that were restructured in conjunction with government programs.

Following is a summary of total non-performing loans, by class:

(in thousands)	June 30, 2016	December 31, 2015	Dollar Change	Percent Change
Commercial real estate	$26,057	$26,087	$(30)	(0.1)%
Commercial and industrial	29,083	14,846	14,237	95.9%
Commercial leases	1,142	659	483	73.3%

Total commercial loans and leases	56,282	41,592	14,690	35.3%
Direct installment	14,865	13,791	1,074	7.8%
Residential mortgages	13,385	12,763	622	4.9%
Indirect installment	1,772	1,514	258	17.0%
Consumer lines of credit	3,713	2,265	1,448	63.9%

Total non-performing loans	$90,017	$71,925	$18,092	25.2%

Following is a summary of performing, non-performing and non-accrual TDRs, by class:

(in thousands)	Performing	Non- Performing	Non- Accrual	Total
June 30, 2016
Commercial real estate	$—	$1,367	$4,347	$5,714
Commercial and industrial	—	352	707	1,059

Total commercial loans and leases	—	1,719	5,054	6,773
Direct installment	9,328	9,122	1,653	20,103
Residential mortgages	5,070	10,313	676	16,059
Indirect installment	—	159	9	168
Consumer lines of credit	2,364	1,229	87	3,680

Total TDRs	$16,762	$22,542	$7,479	$46,783

December 31, 2015
Commercial real estate	$—	$1,653	$6,051	$7,704
Commercial and industrial	—	361	813	1,174

Total commercial loans and leases	—	2,014	6,864	8,878
Direct installment	7,908	8,985	1,137	18,030
Residential mortgages	5,184	9,881	190	15,255
Indirect installment	—	153	24	177
Consumer lines of credit	2,073	995	92	3,160

Total TDRs	$15,165	$22,028	$8,307	$45,500

ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses of $154.4 million at June 30, 2016 increased $12.4 million or 8.7% from December 31, 2015, primarily in support of growth in originated loans and leases and normal credit migration. The provision for credit losses during the six months ended June 30, 2016 was $28.4 million, covering net charge-offs of $16.1 million and additional specific reserves of $4.2 million, with the remainder primarily supporting strong organic loan and lease growth. The allowance for credit losses as a percentage of non-performing loans for the Corporation’s total portfolio decreased from 197.44% as of December 31, 2015 to 171.49% as of June 30, 2016, reflecting higher non-performing loans partially offset by an increased allowance for credit losses.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805.

	At or For the Three Months Ended
	June 30, 2016	December 31, 2015	June 30, 2015
Non-performing loans/total originated loans and leases	0.74%	0.64%	0.67%
Non-performing loans + OREO/total originated loans and leases + OREO	1.15%	0.99%	1.05%
Allowance for credit losses (originated loans)/total originated loans and leases	1.26%	1.23%	1.21%
Net charge-offs on originated loans and leases (annualized)/ total average originated loans and leases	0.35%	0.25%	0.23%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On October 2, 2015, the Corporation completed an offering of $100 million in aggregate principal amount of 4.875% subordinated notes due in 2025. The subordinated notes will be treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $98.4 million. The Corporation used the net proceeds from the sale of the subordinated notes for general corporate purposes, including providing capital to support the growth of FNBPA and its business, including the acquisition of METR and the Fifth Third branches.

Capital management is a continuous process, with capital plans and stress testing for the Corporation and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional preferred or common stock in order to maintain its well-capitalized status.

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

The Corporation’s management believes that, as of June 30, 2016 and December 31, 2015, the Corporation and FNBPA met all “well-capitalized” requirements to which each of them was subject.

As of June 30, 2016, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During 2016, the Corporation redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I.

Following are the capital amounts and related ratios as of June 30, 2016 and December 31, 2015 for the Corporation and FNBPA:

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
F.N.B. Corporation
Total capital	$1,853,311	12.1%	$1,533,406	10.0%	$1,322,563	8.6%
Tier 1 capital	1,523,588	9.9	1,226,725	8.0	1,015,882	6.6
Common equity tier 1	1,416,706	9.2	996,714	6.5	785,871	5.1
Leverage	1,523,588	7.7	985,940	5.0	788,752	4.0

FNBPA
Total capital	1,719,372	11.2	1,535,691	10.0	1,324,533	8.6
Tier 1 capital	1,569,058	10.2	1,228,552	8.0	1,017,395	6.6
Common equity tier 1	1,489,058	9.7	998,199	6.5	787,041	5.1
Leverage	1,569,058	8.0	977,393	5.0	781,914	4.0

December 31, 2015
F.N.B. Corporation
Total capital	$1,629,270	12.9%	$1,268,396	10.0%	$1,014,717	8.0%
Tier 1 capital	1,321,972	10.4	1,014,717	8.0	761,038	6.0
Common equity tier 1	1,200,715	9.5	824,457	6.5	570,778	4.5
Leverage	1,321,972	8.1	811,553	5.0	649,243	4.0

FNBPA
Total capital	1,426,284	11.3	1,265,990	10.0	1,012,792	8.0
Tier 1 capital	1,289,965	10.2	1,012,792	8.0	759,594	6.0
Common equity tier 1	1,209,965	9.6	822,893	6.5	569,695	4.5
Leverage	1,289,965	8.0	803,041	5.0	642,433	4.0

Beginning in 2016, the minimum capital requirements reflect the phase-in of the capital conservation buffer, in accordance with Basel III standards. The minimum capital requirements presented for December 31, 2015 are based on the regulations that were in effect at that time.

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that will fundamentally change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in the Corporation’s 2015 Annual Report on Form 10-K as filed with the SEC on February 26, 2016. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

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

As required by the Dodd-Frank Act, the FRB and Office of the Comptroller of the Currency (OCC) published final rules regarding company-run stress testing (DFAST rules). The DFAST rules require institutions, such as the Corporation and FNBPA, with average total consolidated assets greater than $10 billion, to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the DFAST rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The DFAST rules and guidance require increased involvement by boards of directors in the stress testing process and public disclosure of the results. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests commencing in 2014. The next public disclosure of the Corporation’s stress testing results using data as of December 31, 2015 will be in October 2016. The Corporation’s capital ratios reflected in the stress test calculations are an important factor considered by the FRB and OCC in evaluating the capital adequacy of the Corporation and FNBPA and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing the Corporation’s and FNBPA’s stress test results, the FRB and OCC will consider both quantitative and qualitative factors.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2016, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 9 of the Notes to the Consolidated Financial Statements, which portion is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

For information regarding risk factors that could affect the Corporation’s results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015. See also Part I, Item 2 (Management’s Discussion and Analysis) of this Report.

The risk factors below relate to the recently announced acquisition of YDKN and its wholly-owned subsidiary, Yadkin Bank, and are in addition to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

Combining the Corporation and YDKN may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger with YDKN may not be realized.

The Corporation and YDKN have operated and, until the completion of the merger, will continue to operate, independently from each other. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on the Corporation’s ability to successfully combine and integrate the businesses of FNBPA and Yadkin Bank within the Corporation’s projected timeframe in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.

A number of factors could affect the Corporation’s ability to successfully combine its business with YDKN’s. Conversion of core data systems is expected to be more challenging than in prior acquisitions. Key employees of YDKN, whose services will be needed to complete the integration process, may elect to terminate their employment as a result of, or in anticipation of, the merger. The integration process itself could be disruptive to the Corporation’s or YDKN’s ongoing businesses, causing loss of momentum in one or more of their businesses or inconsistencies or changes in standards, practices, business models, controls, procedures and policies that could adversely affect the ability of the Corporation to maintain relationships with customers and employees.

If the Corporation encounters significant difficulties in the integration process, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the merger in the timeframes projected by the Corporation could result in increased costs and decreased revenues. This could have a dilutive effect on the combined company’s earnings per share.

If the merger is not completed, the Corporation will have incurred substantial expenses without realizing the expected benefits of the merger.

The Corporation will incur substantial expenses in connection with the proposed merger with YDKN, which are charged to earnings as incurred. If the merger is not completed, these expenses will still be charged to earnings even though the Corporation would not have realized the expected benefits of the merger.

Termination of the merger agreement could negatively impact the Corporation’s prospects and stock price.

If the merger agreement with YDKN is terminated, there may be various adverse consequences to the Corporation. For example, the Corporation may have failed to pursue other beneficial opportunities due to the focus of management on the merger with YDKN, and there can be no assurance that the Corporation would be successful in competing with other financial institutions for other potential acquisition candidates. Additionally, the market price of the Corporation’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.

Regulatory approvals for the merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the merger between the Corporation and YDKN and the merger between their bank subsidiaries may be completed, various approvals must be obtained from bank regulatory agencies and other governmental authorities. These governmental entities may not grant approval of either the merger or the bank merger, may engage in an extended regulatory review process, or may impose conditions on the granting of their approvals. The regulatory delays, conditions or changes they impose, as well as the process of obtaining regulatory approvals, could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the Corporation following the merger. The Corporation may elect not to consummate the merger if, in connection with any regulatory approval required to consummate the merger, any governmental or regulatory entity imposes a restriction, requirement or condition on the Corporation that, individually or in the aggregate, would be reasonably likely to have a material and adverse effect on the Corporation and its subsidiaries, taken as a whole, after giving effect to the merger. As a result, there can be no assurance that the desired regulatory approvals for the merger will be obtained or that the merger will be completed.

The Corporation will be subject to business uncertainties while the merger is pending, which could result in loss of key employees or customers.

Uncertainties about the effect of the merger on employees and customers may have an adverse effect on the Corporation as well as YDKN. These uncertainties may impair the Corporation’s or YDKN’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Corporation or YDKN to consider changing their existing business relationships with the Corporation or YDKN. Retention of employees may be challenging during the pendency of the merger, as they may experience uncertainty about their future roles. Departure of key employees and loss of customers could negatively affect the Corporation’s ability to realize the anticipated benefits of the merger.

The Corporation may not be able to compete successfully in YDKN’s market area or in specialty lending areas that are part of YDKN’s business.

The Corporation has no prior operating experience in YDKN’s market area. YDKN’s market area also is geographically remote from the Corporation’s existing market areas, and is a more competitive market environment than the Corporation’s primary markets in Pennsylvania. The Corporation’s success in YDKN’s market will depend, in part, on its ability to attract and retain qualified and experienced personnel to supplement the existing YDKN team for businesses that YDKN does not currently engage in, such as asset-based lending, wealth management and private banking. YDKN also engages in certain specialty lending areas, such as Small Business Administration lending, in which the Corporation has not developed comparable expertise, and the Corporation must rely on YDKN’s existing teams of bankers to maintain and expand those lending areas. Although the Corporation will seek to retain key employees of YDKN following the completion of the merger, including certain members of YDKN’s senior management, there can be no guarantee that the Corporation will be able to retain those employees. Moreover, the geographic distance between YDKN’s markets and the Corporation’s primary markets, as well as the lack of awareness of the Corporation’s brand in the YDKN’s market area, could adversely affect the Corporation’s ability to attract and retain qualified personnel and its overall ability to operate successfully and compete in this new market area. The Corporation could lose existing customers or fail to acquire new customers in this new market, may not adequately address its new market in terms of the products and services it offers, and may fail to compete successfully with financial institutions already established within this market area.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

2.1	Agreement and Plan of Merger, dated as of July 20, 2016, between F.N.B. Corporation and Yadkin Financial Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2016).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: August 5, 2016	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2016	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: August 5, 2016	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)