Form 10-Q
period 2016-09-30
FNB CORP/PA/
filed 2016-11-07
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, $0.01 Par Value	210,454,950 Shares

F.N.B. CORPORATION

FORM 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

In thousands, except share and per share data

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$326,599	$207,399
Interest bearing deposits with banks	118,651	281,720

Cash and Cash Equivalents	445,250	489,119
Securities available for sale	2,077,616	1,630,567
Securities held to maturity (fair value of $2,278,755 and $1,643,416)	2,249,245	1,637,061
Residential mortgage loans held for sale	17,862	4,781
Loans and leases, net of unearned income of $53,800 and $51,642	14,773,446	12,190,440
Allowance for credit losses	(156,894)	(142,012)

Net Loans and Leases	14,616,552	12,048,428
Premises and equipment, net	228,622	159,080
Goodwill	1,022,006	833,086
Core deposit and other intangible assets, net	81,646	45,644
Bank owned life insurance	327,874	308,192
Other assets	517,241	401,704

Total Assets	$21,583,914	$17,557,662

Liabilities
Deposits:
Non-interest bearing demand	$4,082,145	$3,059,949
Interest bearing demand	7,032,744	5,311,589
Savings	2,299,408	1,786,459
Certificates and other time deposits	2,562,587	2,465,466

Total Deposits	15,976,884	12,623,463
Short-term borrowings	2,236,105	2,048,896
Long-term borrowings	587,500	641,480
Other liabilities	212,845	147,641

Total Liabilities	19,013,334	15,461,480
Stockholders’ Equity
Preferred stock—$0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock—$0.01 par value
Authorized – 500,000,000 shares
Issued – 211,540,856 and 176,595,060 shares	2,117	1,766
Additional paid-in capital	2,223,530	1,808,210
Retained earnings	280,654	243,217
Accumulated other comprehensive loss	(27,853)	(51,133)
Treasury stock – 1,316,662 and 1,153,390 shares at cost	(14,750)	(12,760)

Total Stockholders’ Equity	2,570,580	2,096,182

Total Liabilities and Stockholders’ Equity	$21,583,914	$17,557,662

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

In thousands, except per share data

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest Income
Loans and leases, including fees	$154,272	$120,875	$442,113	$358,074
Securities:
Taxable	18,432	14,576	52,901	43,257
Nontaxable	2,254	1,707	6,401	4,564
Dividends	9	9	23	29
Other	143	30	357	90

Total Interest Income	175,110	137,197	501,795	406,014
Interest Expense
Deposits	10,477	7,948	30,387	23,033
Short-term borrowings	3,607	1,786	8,527	5,348
Long-term borrowings	3,520	2,262	10,652	6,744

Total Interest Expense	17,604	11,996	49,566	35,125

Net Interest Income	157,506	125,201	452,229	370,889
Provision for credit losses	14,639	10,777	43,047	27,777

Net Interest Income After Provision for Credit Losses	142,867	114,424	409,182	343,112
Non-Interest Income
Service charges	25,756	18,628	73,428	51,959
Trust fees	5,268	5,210	15,955	15,803
Insurance commissions and fees	4,866	4,423	13,892	12,351
Securities commissions and fees	3,404	3,304	10,400	9,958
Net securities gains	299	314	596	319
Mortgage banking operations	3,564	2,424	7,912	6,739
Bank owned life insurance	3,315	1,846	7,936	5,527
Other	6,768	5,210	20,576	16,637

Total Non-Interest Income	53,240	41,359	150,695	119,293
Non-Interest Expense
Salaries and employee benefits	60,927	51,859	178,681	151,559
Net occupancy	10,333	7,957	29,792	25,405
Equipment	10,034	8,237	28,604	23,583
Amortization of intangibles	3,571	2,034	9,608	6,148
Outside services	11,756	7,314	30,884	25,254
FDIC insurance	5,274	3,158	14,345	9,630
Merger and acquisition related	299	1,312	35,790	1,683
Other	18,856	16,278	59,623	46,041

Total Non-Interest Expense	121,050	98,149	387,327	289,303

Income Before Income Taxes	75,057	57,634	172,550	173,102
Income taxes	22,889	17,581	52,950	52,575

Net Income	52,168	40,053	119,600	120,527
Less: Preferred stock dividends	2,010	2,010	6,030	6,030

Net Income Available to Common Stockholders	$50,158	$38,043	$113,570	$114,497

Net Income per Common Share – Basic	$0.24	$0.22	$0.55	$0.65
Net Income per Common Share – Diluted	0.24	0.22	0.55	0.65
Cash Dividends per Common Share	0.12	0.12	0.36	0.36
Comprehensive Income	$49,774	$49,609	$142,880	$132,133

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2016	$106,882	$1,766	$1,808,210	$243,217	$(51,133)	$(12,760)	$2,096,182
Comprehensive income				119,600	23,280		142,880
Dividends declared:
Preferred stock				(6,030)			(6,030)
Common stock: $0.36/share				(76,133)			(76,133)
Issuance of common stock		10	6,694			(1,990)	4,714
Issuance of common stock—acquisitions		341	403,690				404,031
Restricted stock compensation			4,644				4,644
Tax benefit of stock-based compensation			292				292

Balance at September 30, 2016	$106,882	$2,117	$2,223,530	$280,654	$(27,853)	$(14,750)	$2,570,580

Balance at January 1, 2015	$106,882	$1,754	$1,798,984	$176,120	$(46,003)	$(16,281)	$2,021,456
Comprehensive income				120,527	11,606		132,133
Dividends declared:
Preferred stock				(6,030)			(6,030)
Common stock: $0.36/share				(63,330)			(63,330)
Issuance of common stock		12	3,651			3,566	7,229
Restricted stock compensation			3,286				3,286
Tax benefit of stock-based compensation			5				5

Balance at September 30, 2015	$106,882	$1,766	$1,805,926	$227,287	$(34,397)	$(12,715)	$2,094,749

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Nine Months Ended
	September 30,
	2016	2015
Operating Activities
Net income	$119,600	$120,527
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	45,059	31,412
Provision for credit losses	43,047	27,777
Deferred tax expense	10,390	3,874
Net securities gains	(596)	(319)
Tax benefit of stock-based compensation	(292)	(5)
Loans originated for sale	(484,437)	(336,776)
Loans sold	482,161	346,174
Gain on sale of loans	(10,806)	(6,794)
Net change in:
Interest receivable	(1,372)	(4,457)
Interest payable	945	(414)
Bank owned life insurance	(3,103)	(4,266)
Other, net	(10,708)	8,144

Net cash flows provided by operating activities	189,888	184,877

Investing Activities
Net change in loans and leases	(666,413)	(657,586)
Securities available for sale:
Purchases	(753,544)	(279,636)
Sales	615,199	33,499
Maturities	437,406	212,140
Securities held to maturity:
Purchases	(875,597)	(279,998)
Maturities	259,202	203,689
Purchase of bank owned life insurance	(16,579)	(72,688)
Withdrawal/surrender of bank owned life insurance	—	72,664
Increase in premises and equipment	(37,074)	(7,304)
Net cash received in business combinations	245,762	148,159

Net cash flows used in investing activities	(791,638)	(627,061)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	858,937	1,304,345
Time deposits	(134,234)	(78,764)
Short-term borrowings	(15,192)	(754,356)
Increase in long-term borrowings	39,888	20,976
Decrease in long-term borrowings	(119,005)	(19,804)
Net proceeds from issuance of common stock	9,358	10,515
Tax benefit of stock-based compensation	292	5
Cash dividends paid:
Preferred stock	(6,030)	(6,030)
Common stock	(76,133)	(63,330)

Net cash flows provided by financing activities	557,881	413,557

Net Decrease in Cash and Cash Equivalents	(43,869)	(28,627)
Cash and cash equivalents at beginning of period	489,119	287,393

Cash and Cash Equivalents at End of Period	$445,250	$258,766

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2016

NATURE OF OPERATIONS

F.N.B. Corporation (FNB or the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of September 30, 2016, the Corporation had 331 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 77 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of September 30, 2016.

Redomestication

The Corporation completed its redomestication from the State of Florida to the Commonwealth of Pennsylvania on August 30, 2016. The redomestication was effected pursuant to a plan of conversion approved by the Board of Directors and shareholders of the Corporation. As a result of the redomestication, the Corporation is organized under and subject to Pennsylvania law, and remains the same entity that existed before the redomestication, with the same legal existence without interruption, and is deemed to have commenced its existence as the time the Corporation was incorporated under Florida law in 2001. The Corporation was originally incorporated in 1974 in Pennsylvania and reincorporated in Florida in 2001 after experiencing substantial growth of its business and operations in Florida in prior years. In 2004, the Corporation spun off its Florida operations in a newly formed public company and refocused on growing its markets in Pennsylvania. Since that time, the majority of the Corporation’s assets, operations and employees have been located in Pennsylvania. Since closing its Florida commercial loan office in 2013 (which had been maintained solely to manage a small portfolio of Florida commercial real estate loans originated from 2004 to 2009), the Corporation has no assets, operations or employees in Florida.

The redomestication did not cause any change in the business, physical location, management, assets, debts or liabilities of the Corporation. All individuals who served as directors, officers and employees of the Corporation prior to the redomestication continued to serve in those capacities after the redomestication. Except for the change in the state law governing the Corporation’s legal existence, the redomestication did not affect the Corporation’s common stock or depositary shares or the trading of those securities on the New York Stock Exchange (NYSE) under the symbols “FNB” and “FNBPrE,” respectively.

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

The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Events occurring subsequent to the date of the September 30, 2016 balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).

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

Stock Based Compensation

The Corporation accounts for its stock based compensation awards in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards, including stock options and restricted stock, made to employees and directors.

ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Corporation’s consolidated statements of comprehensive income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire. Some of the Corporation’s plans contain performance targets that affect vesting and can be achieved after the requisite service period and are accounted for as performance conditions. Beginning in 2016, the performance target is not reflected in the estimation of the award’s grant date fair value and compensation cost is recognized in the period in which it becomes probable that the performance condition will be achieved.

Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Statement of Cash Flows

Accounting Standards Update (ASU or Update) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), adds or clarifies guidance on eight cash flow issues. The Update is effective the first quarter of 2018. Early application is permitted. The Corporation is currently assessing the potential impact to its Consolidated Financial Statements.

Credit Losses

ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL,” replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses for most financial assets measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. In addition, the Update will require the use of a modified available-for-sale debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities. The Update is effective the first quarter of 2020. Early application is permitted. The Corporation is currently assessing the potential impact to its Consolidated Financial Statements.

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

Leases

ASU 2016-02, Leases (Topic 842), requires lessees to put most leases on their balance sheets but recognize expenses in the income statement similar to current accounting. In addition, the Update changes the guidance for sale-leaseback transactions, initial direct costs and lease executory costs for most entities. All entities will classify leases to determine how to recognize lease related revenue and expense. The Update is effective in the first quarter of 2019 with modified retrospective application including a number of optional practical expedients. Early application is permitted. The Corporation is currently assessing the potential impact to its Consolidated Financial Statements.

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

3. MERGERS AND ACQUISITIONS

Branch Purchase – Fifth Third Bank

On April 22, 2016, the Corporation completed its purchase of 17 branch-banking locations and certain consumer loans in the Pittsburgh, Pennsylvania metropolitan area from Fifth Third Bank (Fifth Third). The fair value of the acquired assets totaled $316.6 million, including $198.9 million in cash, $97.7 million in loans and $14.1 million in fixed and other assets. The Corporation also assumed $302.5 million in deposits, for which it paid a deposit premium of 1.97%, as part of the transaction. The assets and liabilities relating to these purchased branches were recorded on the Corporation’s balance sheet at their preliminary fair values as of April 22, 2016, and the related results of operations for these branches have been included in the Corporation’s consolidated statement of comprehensive income since that date. Based on the preliminary purchase price allocation, the Corporation recorded $12.3 million in goodwill and $6.0 million in core deposit intangibles. These fair value estimates are provisional amounts based on third party valuations that are currently under review. The goodwill for this transaction is deductible for income tax purposes.

Metro Bancorp, Inc.

On February 13, 2016, the Corporation completed its acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. The acquisition enhanced the Corporation’s distribution and scale across Central Pennsylvania, strengthened its position as the largest Pennsylvania-based regional bank and allowed the Corporation to leverage the significant infrastructure investments made in connection with the expansion of its product offerings and risk management systems. On the acquisition date, the estimated fair values of METR included $2.8 billion in assets, $1.9 billion in loans and $2.3 billion in deposits. The acquisition was valued at $404.0 million and resulted in the Corporation issuing 34,041,181 shares of its common stock in exchange for 14,345,319 shares of METR common stock. The Corporation also acquired the fully vested outstanding stock options of METR. The assets and liabilities of METR were recorded on the Corporation’s consolidated balance sheet at their preliminary estimated fair values as of February 13, 2016, the acquisition date, and METR’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. METR’s banking affiliate, Metro Bank, was merged into FNBPA on February 13, 2016. Based on the preliminary purchase price allocation, the Corporation recorded $176.8 million in goodwill and $36.8 million in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

The following pro forma financial information for the nine months ended September 30, 2015 reflects the Corporation’s estimated consolidated pro forma results of operations as if the METR acquisition occurred on January 1, 2015, unadjusted for potential cost savings and other business synergies the Corporation expects to receive as a result of the acquisition:

(dollars in thousands, except per share data)	FNB	METR	Pro Forma Adjustments	Pro Forma Combined
Revenue (net interest income and non-interest income)	$490,182	$101,029	$(3,183)	$588,028
Net income	120,527	14,714	(6,011)	129,230
Net income available to common stockholders	114,497	14,654	(5,951)	123,200
Earnings per common share – basic	0.65	1.04	—	0.59
Earnings per common share – diluted	0.65	1.02	—	0.58

The pro forma adjustments reflect amortization and associated taxes related to the purchase accounting adjustments made to record various acquired items at fair value.

In connection with the METR acquisition, the Corporation incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Corporation. These merger-related charges amounted to $30.9 million for the nine months ended September 30, 2016 and were expensed as incurred.

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

The following table summarizes the amounts recorded on the consolidated balance sheets as of each of the acquisition dates in conjunction with the acquisitions discussed above:

(in thousands)	Fifth Third Branches	METR	BofA Branches
Fair value of consideration paid	$—	$404,031	$—
Fair value of identifiable assets acquired:
Cash and cash equivalents	198,872	46,890	148,159
Securities	—	722,980	—
Loans	97,740	1,868,873	842
Core deposit intangibles	5,952	36,801	3,000
Other assets	14,069	123,055	1,133

Total identifiable assets acquired	316,633	2,798,599	153,134
Fair value of liabilities assumed:
Deposits	302,529	2,328,238	154,619
Borrowings	—	227,539	—
Other liabilities	26,427	15,545	—

Total liabilities assumed	328,956	2,571,322	154,619
Fair value of net identifiable assets acquired	(12,323)	227,277	(1,485)

Goodwill recognized (1)	$12,323	$176,754	$1,485

(1)	All of the goodwill for these transactions has been recorded by FNBPA.

Pending Acquisition – Yadkin Financial Corporation

On July 20, 2016, the Corporation entered into a definitive merger agreement to acquire Yadkin Financial Corporation (YDKN), a bank holding company based in Raleigh, North Carolina, with approximately $7.5 billion in total assets. The transaction is valued at approximately $1.3 billion. Under the terms of the merger agreement, YDKN voting common shareholders will be entitled to receive 2.16 shares of the Corporation’s common stock for each share of YDKN common stock. The Corporation expects to issue approximately 111.4 million shares of its common stock in exchange for approximately 51.6 million shares of YDKN common stock. YDKN’s banking affiliate, Yadkin Bank, will be merged into FNBPA. The transaction is expected to be completed in the first quarter of 2017, pending regulatory approvals, the approval of shareholders of the Corporation and YDKN, and the satisfaction of other closing conditions.

4. SECURITIES

The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2016
U.S. Treasury	$29,839	$165	$—	$30,004
U.S. government-sponsored entities	382,570	2,106	(39)	384,637
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,039,245	17,406	—	1,056,651
Agency collateralized mortgage obligations	552,974	3,517	(1,768)	554,723
Non-agency collateralized mortgage obligations	934	1	—	935
Commercial mortgage-backed securities	2,817	—	(1)	2,816
States of the U.S. and political subdivisions	36,963	205	(30)	37,138
Other debt securities	9,803	122	(580)	9,345

Total debt securities	2,055,145	23,522	(2,418)	2,076,249
Equity securities	975	392	—	1,367

Total securities available for sale	$2,056,120	$23,914	$(2,418)	$2,077,616

December 31, 2015
U.S. Treasury	$29,738	$58	$—	$29,796
U.S. government-sponsored entities	368,463	856	(1,325)	367,994
Residential mortgage-backed securities:
Agency mortgage-backed securities	703,069	4,594	(2,832)	704,831
Agency collateralized mortgage obligations	503,328	1,032	(8,530)	495,830
Non-agency collateralized mortgage obligations	1,177	13	—	1,190
Commercial mortgage-backed securities	4,299	—	(12)	4,287
States of the U.S. and political subdivisions	10,748	309	—	11,057
Other debt securities	14,729	208	(651)	14,286

Total debt securities	1,635,551	7,070	(13,350)	1,629,271
Equity securities	975	324	(3)	1,296

Total securities available for sale	$1,636,526	$7,394	$(13,353)	$1,630,567

Securities Held to Maturity
September 30, 2016
U.S. Treasury	$500	$192	$—	$692
U.S. government-sponsored entities	272,715	1,076	(196)	273,595
Residential mortgage-backed securities:
Agency mortgage-backed securities	830,590	20,337	—	850,927
Agency collateralized mortgage obligations	787,120	3,927	(3,054)	787,993
Non-agency collateralized mortgage obligations	1,877	8	(5)	1,880
Commercial mortgage-backed securities	50,022	1,478	(120)	51,380
States of the U.S. and political subdivisions	306,421	6,558	(691)	312,288

Total securities held to maturity	$2,249,245	$33,576	$(4,066)	$2,278,755

December 31, 2015
U.S. Treasury	$500	$153	$—	$653
U.S. government-sponsored entities	137,385	809	(395)	137,799
Residential mortgage-backed securities:
Agency mortgage-backed securities	709,970	9,858	(1,176)	718,652
Agency collateralized mortgage obligations	499,694	803	(7,657)	492,840
Non-agency collateralized mortgage obligations	2,681	14	—	2,695
Commercial mortgage-backed securities	51,258	115	(259)	51,114
States of the U.S. and political subdivisions	235,573	4,191	(101)	239,663

Total securities held to maturity	$1,637,061	$15,943	$(9,588)	$1,643,416

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Gross gains	$299	$314	$597	$328
Gross losses	—	—	(1)	(9)

Net gains	$299	$314	$596	$319

As of September 30, 2016, the amortized cost and fair value of securities, by contractual maturities, were as:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$50,029	$50,221	$10,472	$10,486
Due from one to five years	377,561	379,721	254,105	255,091
Due from five to ten years	24,302	24,482	69,863	70,901
Due after ten years	7,283	6,700	245,196	250,097

	459,175	461,124	579,636	586,575
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,039,245	1,056,651	830,590	850,927
Agency collateralized mortgage obligations	552,974	554,723	787,120	787,993
Non-agency collateralized mortgage obligations	934	935	1,877	1,880
Commercial mortgage-backed securities	2,817	2,816	50,022	51,380
Equity securities	975	1,367	—	—

Total securities	$2,056,120	$2,077,616	$2,249,245	$2,278,755

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

Following is information relating to securities pledged:

(dollars in thousands)	September 30, 2016	December 31, 2015
Securities pledged (carrying value):
Collateral for public deposits, trust deposits and for other purposes as required by law	$2,876,304	$1,728,939
Collateral for short-term borrowings	332,095	272,629
Securities pledged as a percent of total securities	74.2%	61.3%

Following are summaries of the fair values and unrealized losses of impaired securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2016
U.S. government-sponsored entities	2	$39,961	$(39)	—	$—	$—	2	$39,961	$(39)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	9	127,838	(290)	9	96,505	(1,478)	18	224,343	(1,768)
Commercial mortgage-backed securities	1	2,817	(1)	—	—	—	1	2,817	(1)
States of the U.S. and political subdivisions	11	14,304	(30)	—	—	—	11	14,304	(30)
Other debt securities	—	—	—	3	4,322	(580)	3	4,322	(580)

Total impaired securities available for sale	23	$184,920	$(360)	12	$100,827	$(2,058)	35	$285,747	$(2,418)

December 31, 2015
U.S. government-sponsored entities	6	$99,131	$(814)	2	$34,487	$(511)	8	$133,618	$(1,325)
Residential mortgage-backed securities:
Agency mortgage-backed securities	19	359,250	(2,832)	—	—	—	19	359,250	(2,832)
Agency collateralized mortgage obligations	9	126,309	(1,366)	18	215,330	(7,164)	27	341,639	(8,530)
Commercial mortgage-backed securities	1	4,287	(12)	—	—	—	1	4,287	(12)
Other debt securities	—	—	—	3	4,245	(651)	3	4,245	(651)
Equity securities	1	632	(3)	—	—	—	1	632	(3)

Total impaired securities available for sale	36	$589,609	$(5,027)	23	$254,062	$(8,326)	59	$843,671	$(13,353)

Securities Held to Maturity
September 30, 2016
U.S. government-sponsored entities	2	$39,804	$(196)	—	$—	$—	2	$39,804	$(196)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	12	317,349	(1,623)	12	121,880	(1,431)	24	439,229	(3,054)
Non-agency collateralized mortgage obligations	3	1,239	(5)	—	—	—	3	1,239	(5)
Commercial mortgage-backed securities	1	8,415	(120)	—	—	—	1	8,415	(120)
States of the U.S. and political subdivisions	12	36,447	(691)	—	—	—	12	36,447	(691)

Total impaired securities held to maturity	30	$403,254	$(2,635)	12	$121,880	$(1,431)	42	$525,134	$(4,066)

December 31, 2015
U.S. government-sponsored entities	3	$39,843	$(173)	1	$14,778	$(222)	4	$54,621	$(395)
Residential mortgage-backed securities:
Agency mortgage-backed securities	17	212,024	(1,159)	1	917	(17)	18	212,941	(1,176)
Agency collateralized mortgage obligations	11	150,593	(1,434)	14	160,716	(6,223)	25	311,309	(7,657)
Commercial mortgage-backed securities	3	46,278	(259)	—	—	—	3	46,278	(259)
States of the U.S. and political subdivisions	9	17,616	(101)	—	—	—	9	17,616	(101)

Total impaired securities held to maturity	43	$466,354	$(3,126)	16	$176,411	$(6,462)	59	$642,765	$(9,588)

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
For the Nine Months Ended September 30, 2016
Beginning balance	$27	$27
Loss where impairment was not previously recognized	—	—
Additional loss where impairment was previously recognized	—	—
Reduction due to credit impaired securities sold	—	—

Ending balance	$27	$27

For the Nine Months Ended September 30, 2015
Beginning balance	$27	$27
Loss where impairment was not previously recognized	—	—
Additional loss where impairment was previously recognized	—	—
Reduction due to credit impaired securities sold	—	—

Ending balance	$27	$27

The Corporation did not recognize any impairment losses on securities for the nine months ended September 30, 2016 or 2015.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio with a carrying amount of $343.6 million as of September 30, 2016 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. General obligation bonds comprise 99.9% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 92.6% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1.9 million. In addition to the strong stand-alone ratings, 79.2% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

5. LOANS AND LEASES

Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
September 30, 2016
Commercial real estate	$3,918,575	$1,448,716	$5,367,291
Commercial and industrial	2,696,210	392,195	3,088,405
Commercial leases	195,271	—	195,271

Total commercial loans and leases	6,810,056	1,840,911	8,650,967
Direct installment	1,750,189	87,206	1,837,395
Residential mortgages	1,355,476	424,391	1,779,867
Indirect installment	1,150,575	237	1,150,812
Consumer lines of credit	1,088,807	214,416	1,303,223
Other	51,182	—	51,182

Total loans and leases, net of unearned income	$12,206,285	$2,567,161	$14,773,446

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
December 31, 2015
Commercial real estate	$3,531,146	$577,910	$4,109,056
Commercial and industrial	2,534,351	67,371	2,601,722
Commercial leases	204,553	—	204,553

Total commercial loans and leases	6,270,050	645,281	6,915,331
Direct installment	1,660,717	45,919	1,706,636
Residential mortgages	1,044,689	351,282	1,395,971
Indirect installment	996,175	554	996,729
Consumer lines of credit	1,021,830	115,425	1,137,255
Other	38,518	—	38,518

Total loans and leases, net of unearned income	$11,031,979	$1,158,461	$12,190,440

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to business that are not secured by real estate;

•	Commercial leases are made for new or used equipment;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties;

•	Indirect installment is comprised of loans originated by third parties and underwritten by the Corporation, primarily automobile loans;

•	Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity; and

•	Other is comprised primarily of credit cards, mezzanine loans and student loans.

The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia.

The loans and leases portfolio also contains Regency consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky. Due to the relative size of the Regency consumer finance loan portfolio, these loans are not segregated from other consumer loans. The following table shows certain information relating to the Regency consumer finance loans:

	September 30,	December 31,
(dollars in thousands)	2016	2015

Regency consumer finance loans	$182,527	$186,162
Percent of total loans and leases	1.2%	1.5%

The following table shows certain information relating to commercial real estate loans:

	September 30,	December 31,
(dollars in thousands)	2016	2015

Commercial construction loans	$454,239	$352,322
Percent of total loans and leases	3.1%	2.9%
Commercial real estate:
Percent owner-occupied	36.3%	38.1%
Percent non-owner-occupied	63.7%	61.9%

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1 of the Corporation’s 2015 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

(in thousands)	September 30, 2016	December 31, 2015
Accounted for under ASC 310-30:
Outstanding balance	$2,534,180	$1,258,418
Carrying amount	2,206,380	1,011,139
Accounted for under ASC 310-20:
Outstanding balance	372,419	146,161
Carrying amount	354,400	140,595
Total acquired loans:
Outstanding balance	2,906,599	1,404,579
Carrying amount	2,560,780	1,151,734

The carrying amount of purchased credit impaired loans included in the table above totaled $2.9 million at September 30, 2016 and $5.9 million at December 31, 2015, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Balance at beginning of period	$256,120	$331,899
Acquisitions	308,311	—
Reduction due to unexpected early payoffs	(60,920)	(35,601)
Reclass from non-accretable difference	66,807	24,489
Disposals/transfers	(343)	(509)
Accretion	(77,180)	(46,207)

Balance at end of period	$492,795	$274,071

Cash flows expected to be collected on acquired loans are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Decreases in expected cash flows are recognized as an impairment through a provision for loan loss and an increase to the allowance for acquired loans.

During the nine months ended September 30, 2016, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $66.8 million from the non-accretable difference to accretable yield. This reclassification was $24.5 million for the nine months ended September 30, 2015. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired loans with deteriorated credit quality) acquired from METR and Fifth Third.

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

Credit Quality

Management monitors the credit quality of the Corporation’s loan and lease portfolio. Measurement of delinquency and past due status is based on the contractual terms of each loan.

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places originated loans on non-accrual status and discontinues interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days or when the principal and interest is deemed uncollectible, unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

Following is a summary of non-performing assets:

(dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans	$74,828	$49,897
Troubled debt restructurings	20,638	22,028

Total non-performing loans	95,466	71,925
Other real estate owned (OREO)	40,523	38,918

Total non-performing assets	$135,989	$110,843

Asset quality ratios:
Non-performing loans / total loans and leases	0.65%	0.59%
Non-performing loans + OREO / total loans and leases + OREO	0.92%	0.91%
Non-performing assets / of total assets	0.63%	0.63%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure totaled $5.1 million at September 30, 2016 and $5.2 million at December 31, 2015. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2016 and December 31, 2015 totaled $9.5 million and $11.7 million, respectively.

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
September 30, 2016
Commercial real estate	$7,971	$1	$18,186	$26,158	$3,892,417	$3,918,575
Commercial and industrial	5,479	3	36,174	41,656	2,654,554	2,696,210
Commercial leases	1,106	—	3,359	4,465	190,806	195,271

Total commercial loans and leases	14,556	4	57,719	72,279	6,737,777	6,810,056
Direct installment	9,003	3,502	6,368	18,873	1,731,316	1,750,189
Residential mortgages	9,550	2,454	3,106	15,110	1,340,366	1,355,476
Indirect installment	6,468	467	1,741	8,676	1,141,899	1,150,575
Consumer lines of credit	3,467	408	1,564	5,439	1,083,368	1,088,807
Other	27	71	1,000	1,098	50,084	51,182

Total originated loans and leases	$43,071	$6,906	$71,498	$121,475	$12,084,810	$12,206,285

December 31, 2015
Commercial real estate	$11,006	$1	$23,503	$34,510	$3,496,636	$3,531,146
Commercial and industrial	5,409	3	14,382	19,794	2,514,557	2,534,351
Commercial leases	924	—	659	1,583	202,970	204,553

Total commercial loans and leases	17,339	4	38,544	55,887	6,214,163	6,270,050
Direct installment	9,254	3,813	4,806	17,873	1,642,844	1,660,717
Residential mortgages	8,135	1,470	2,882	12,487	1,032,202	1,044,689
Indirect installment	9,472	379	1,361	11,212	984,963	996,175
Consumer lines of credit	2,410	1,189	1,181	4,780	1,017,050	1,021,830
Other	73	169	—	242	38,276	38,518

Total originated loans and leases	$46,683	$7,024	$48,774	$102,481	$10,929,498	$11,031,979

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
September 30, 2016
Commercial real estate	$14,576	$25,048	$1,754	$41,378	$1,489,415	$(82,077)	$1,448,716
Commercial and industrial	1,283	2,941	1,153	5,377	418,122	(31,304)	392,195

Total commercial loans	15,859	27,989	2,907	46,755	1,907,537	(113,381)	1,840,911
Direct installment	2,712	947	—	3,659	81,332	2,215	87,206
Residential mortgages	8,224	12,625	—	20,849	442,023	(38,481)	424,391
Indirect installment	4	3	—	7	169	61	237
Consumer lines of credit	2,288	1,020	423	3,731	215,455	(4,770)	214,416

Total acquired loans	$29,087	$42,584	$3,330	$75,001	$2,646,516	$(154,356)	$2,567,161

December 31, 2015
Commercial real estate	$6,399	$12,752	$931	$20,082	$593,128	$(35,300)	$577,910
Commercial and industrial	1,065	616	103	1,784	72,037	(6,450)	67,371

Total commercial loans	7,464	13,368	1,034	21,866	665,165	(41,750)	645,281
Direct installment	837	659	—	1,496	43,596	827	45,919
Residential mortgages	5,871	15,136	—	21,007	366,742	(36,467)	351,282
Indirect installment	32	9	—	41	571	(58)	554
Consumer lines of credit	830	546	89	1,465	117,443	(3,483)	115,425

Total acquired loans	$15,034	$29,718	$1,123	$45,875	$1,193,517	$(80,931)	$1,158,461

(1)	Past due information for acquired loans is based on the contractual balance outstanding at September 30, 2016 and December 31, 2015.
(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, as long as the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method. Acquired loans are considered non-accrual or non-performing when, due to credit deterioration or other factors, the Corporation determines it is no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. The Corporation does not recognize interest income on acquired loans considered non-accrual or non-performing.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan and lease portfolio:

Rating Category	Definition
Pass	in general, the condition and performance of the borrower is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition and performance of the borrower has significantly deteriorated and could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
September 30, 2016
Commercial real estate	$3,737,877	$120,184	$59,964	$550	$3,918,575
Commercial and industrial	2,466,207	85,586	135,322	9,095	2,696,210
Commercial leases	186,357	4,446	4,468	—	195,271

Total originated commercial loans and leases	$6,390,441	$210,216	$199,754	$9,645	$6,810,056

December 31, 2015
Commercial real estate	$3,416,527	$52,887	$61,411	$321	$3,531,146
Commercial and industrial	2,335,103	109,539	87,380	2,329	2,534,351
Commercial leases	198,207	2,447	3,899	—	204,553

Total originated commercial loans and leases	$5,949,837	$164,873	$152,690	$2,650	$6,270,050

Acquired Loans
September 30, 2016
Commercial real estate	$1,249,051	$75,085	$123,560	$1,020	$1,448,716
Commercial and industrial	336,545	13,110	42,024	516	392,195

Total acquired commercial loans	$1,585,596	$88,195	$165,584	$1,536	$1,840,911

December 31, 2015
Commercial real estate	$464,162	$47,619	$66,129	—	$577,910
Commercial and industrial	56,446	3,182	7,743	—	67,371

Total acquired commercial loans	$520,608	$50,801	$73,872	—	$645,281

Credit quality information for acquired loans is based on the contractual balance outstanding at September 30, 2016 and December 31, 2015. The increase in acquired loans in 2016 relates to the METR acquisition completed on February 13, 2016.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Originated Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non-Performing	Total
September 30, 2016
Direct installment	$1,735,117	$15,072	$1,750,189
Residential mortgages	1,342,077	13,399	1,355,476
Indirect installment	1,148,649	1,926	1,150,575
Consumer lines of credit	1,086,167	2,640	1,088,807
Other	51,182	—	51,182

Total originated consumer loans	$5,363,192	$33,037	$5,396,229

December 31, 2015
Direct installment	$1,646,925	$13,792	$1,660,717
Residential mortgages	1,031,926	12,763	1,044,689
Indirect installment	994,661	1,514	996,175
Consumer lines of credit	1,019,783	2,047	1,021,830
Other	38,518	—	38,518

Total originated consumer loans	$4,731,813	$30,116	$4,761,929

Loans and leases are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, the Corporation does not consider loans and leases for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan and lease relationships less than $500,000 based on loan and lease segment loss given default. For commercial loan relationships greater than or equal to $500,000, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans and leases, interest, except for those loans classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Nine Months Ended September 30, 2016
Commercial real estate	$20,836	$15,057	$3,214	$18,271	$550	$21,677
Commercial and industrial	41,296	18,654	17,028	35,682	9,095	31,603
Commercial leases	3,359	3,359	—	3,359	—	1,514

Total commercial loans and leases	65,491	37,070	20,242	57,312	9,645	54,794
Direct installment	16,465	15,072	—	15,072	—	14,972
Residential mortgages	14,049	13,399	—	13,399	—	13,164
Indirect installment	4,668	1,926	—	1,926	—	1,846
Consumer lines of credit	3,413	2,640	—	2,640	—	2,825

Total	$104,086	$70,107	$20,242	$90,349	$9,645	$87,601

At or for the Year Ended December 31, 2015
Commercial real estate	$33,780	$24,423	$772	$25,195	$321	$26,143
Commercial and industrial	15,860	9,176	5,543	14,719	2,329	12,298
Commercial leases	659	659	—	659	—	747

Total commercial loans and leases	50,299	34,258	6,315	40,573	2,650	39,188
Direct installment	14,679	13,792	—	13,792	—	13,267
Residential mortgages	13,394	12,763	—	12,763	—	12,896
Indirect installment	3,745	1,514	—	1,514	—	1,401
Consumer lines of credit	2,408	2,047	—	2,047	—	2,198

Total	$84,525	$64,374	$6,315	$70,689	$2,650	$68,950

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories:

(in thousands)	September 30, 2016	December 31, 2015
Commercial real estate	$3,631	$3,073
Commercial and industrial	493	695

Total commercial loans	4,124	3,768
Direct installment	1,110	1,557
Residential mortgages	659	659
Indirect installment	221	221
Consumer lines of credit	267	522

Total	$6,381	$6,727

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

Following is a summary of the payment status of originated TDRs:

(in thousands)	September 30, 2016	December 31, 2015
Accruing:
Performing	$17,030	$15,165
Non-performing	20,638	22,028
Non-accrual	9,307	8,307

Total TDRs	$46,975	$45,500

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the nine months ended September 30, 2016, the Corporation returned to performing status $4.9 million in restructured residential mortgage loans that have consistently met their modified obligations for more than nine months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than nine months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

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

(in thousands)	September 30, 2016	December 31, 2015
Specific reserves	$608	$300
Pooled reserves for individual loans under $500	302	929

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for credit losses included pooled reserves for these classes of loans of $3.6 million and $3.5 million at September 30, 2016 and December 31, 2015, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of originated loans, by class, that have been restructured:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	4	$778	$737
Commercial and industrial	3	1,504	1,504	3	1,727	1,504

Total commercial loans	3	1,504	1,504	7	2,505	2,241
Direct installment	123	1,029	1,018	388	5,051	4,749
Residential mortgages	9	508	532	36	1,946	1,893
Indirect installment	9	23	22	14	40	40
Consumer lines of credit	20	395	364	56	878	837

Total	164	$3,459	$3,440	501	$10,420	$9,760

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	2	$312	$168
Commercial and industrial	—	—	—	1	5	4

Total commercial loans	—	—	—	3	317	172
Direct installment	121	1,757	1,726	361	5,064	4,835
Residential mortgages	10	232	233	31	1,048	1,074
Indirect installment	3	13	10	13	43	40
Consumer lines of credit	10	146	143	40	666	610

Total	144	$2,148	$2,112	448	$7,138	$6,731

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—

Total commercial loans	—	—	—	—
Direct installment	26	408	76	377
Residential mortgages	5	189	7	282
Indirect installment	6	19	12	19
Consumer lines of credit	1	25	3	91

Total	38	$641	98	$769

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	1	204

Total commercial loans	—	—	1	204
Direct installment	22	87	75	254
Residential mortgages	2	75	5	179
Indirect installment	1	6	6	12
Consumer lines of credit	—	—	1	8
Other	—	—	—	—

Total	25	$168	88	$657

6. ALLOWANCE FOR CREDIT LOSSES

The allowance for credit losses addresses credit losses inherent in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the consolidated balance sheets. Loan and lease losses are charged off against the allowance for credit losses, with recoveries of amounts previously charged off credited to the allowance for credit losses. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the adequacy of the allowance for credit losses.

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2016
Commercial real estate	$44,428	$(3,537)	$1,810	$(1,727)	$(334)	$42,367
Commercial and industrial	51,475	(6,753)	598	(6,155)	8,388	53,708
Commercial leases	3,047	(100)	3	(97)	257	3,207

Total commercial loans and leases	98,950	(10,390)	2,411	(7,979)	8,311	99,282
Direct installment	21,543	(2,464)	545	(1,919)	1,463	21,087
Residential mortgages	8,410	(144)	11	(133)	969	9,246
Indirect installment	9,543	(1,781)	617	(1,164)	1,983	10,362
Consumer lines of credit	9,149	(459)	82	(377)	499	9,271
Other	1,124	(709)	3	(706)	847	1,265

Total allowance on originated loans and leases	148,719	(15,947)	3,669	(12,278)	14,072	150,513

Purchased credit-impaired loans	632	—	42	42	(102)	572
Other acquired loans	5,018	(240)	362	122	669	5,809

Total allowance on acquired loans	5,650	(240)	404	164	567	6,381

Total	$154,369	$(16,187)	$4,073	$(12,114)	$14,639	$156,894

Nine Months Ended September 30, 2016
Commercial real estate	$41,741	$(5,572)	$3,516	$(2,056)	$2,682	$42,367
Commercial and industrial	41,023	(12,722)	978	(11,744)	24,429	53,708
Commercial leases	2,541	(817)	49	(768)	1,434	3,207

Total commercial loans and leases	85,305	(19,111)	4,543	(14,568)	28,545	99,282
Direct installment	21,587	(7,552)	1,453	(6,099)	5,599	21,087
Residential mortgages	7,909	(301)	68	(233)	1,570	9,246
Indirect installment	9,889	(5,486)	1,545	(3,941)	4,414	10,362
Consumer lines of credit	9,582	(1,461)	187	(1,274)	963	9,271
Other	1,013	(1,988)	35	(1,953)	2,205	1,265

Total allowance on originated loans and leases	135,285	(35,899)	7,831	(28,068)	43,296	150,513

Purchased credit-impaired loans	834	(399)	42	(357)	95	572
Other acquired loans	5,893	(687)	947	260	(344)	5,809

Total allowance on acquired loans	6,727	(1,086)	989	(97)	(249)	6,381

Total	$142,012	$(36,985)	$8,820	$(28,165)	$43,047	$156,894

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2015
Commercial real estate	$39,872	$(1,259)	$370	$(889)	$2,870	$41,853
Commercial and industrial	32,305	(584)	290	(294)	3,223	35,234
Commercial leases	2,223	(124)	50	(74)	265	2,414

Total commercial loans and leases	74,400	(1,967)	710	(1,257)	6,358	79,501
Direct installment	22,279	(2,722)	565	(2,157)	1,214	21,336
Residential mortgages	8,579	(268)	14	(254)	341	8,666
Indirect installment	8,909	(1,650)	264	(1,386)	2,090	9,613
Consumer lines of credit	9,118	(472)	56	(416)	871	9,573
Other	911	(402)	8	(394)	413	930

Total allowance on originated loans and leases	124,196	(7,481)	1,617	(5,864)	11,287	129,619

Purchased credit-impaired loans	658	—	—	—	36	695
Other acquired loans	6,287	(153)	282	129	(546)	5,869

Total allowance on acquired loans	6,945	(153)	282	129	(510)	6,564

Total	$131,141	$(7,634)	$1,899	$(5,735)	$10,777	$136,183

Nine Months Ended September 30, 2015
Commercial real estate	$37,588	$(3,237)	$779	$(2,458)	$6,723	$41,853
Commercial and industrial	32,645	(2,684)	1,386	(1,298)	3,887	35,234
Commercial leases	2,398	(328)	95	(233)	249	2,414

Total commercial loans and leases	72,631	(6,249)	2,260	(3,989)	10,859	79,501
Direct installment	20,538	(8,108)	1,131	(6,977)	7,775	21,336
Residential mortgages	8,024	(891)	53	(838)	1,480	8,666
Indirect installment	7,504	(4,433)	898	(3,535)	5,644	9,613
Consumer lines of credit	8,496	(1,205)	132	(1,073)	2,150	9,573
Other	759	(1,062)	44	(1,018)	1,189	930

Total allowance on originated loans and leases	117,952	(21,948)	4,518	(17,430)	29,097	129,619

Purchased credit-impaired loans	660	(64)	19	(45)	80	695
Other acquired loans	7,314	(698)	653	(45)	(1,400)	5,869

Total allowance on acquired loans	7,974	(762)	672	(90)	(1,320)	6,564

Total	$125,926	$(22,710)	$5,190	$(17,520)	$27,777	$136,183

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2016
Commercial real estate	$550	$41,817	$3,918,575	$13,736	$3,904,839
Commercial and industrial	9,095	44,613	2,696,210	33,895	2,662,315
Commercial leases	—	3,207	195,271	—	195,271

Total commercial loans and leases	9,645	89,637	6,810,056	47,631	6,762,425
Direct installment	—	21,087	1,750,189	—	1,750,189
Residential mortgages	—	9,246	1,355,476	—	1,355,476
Indirect installment	—	10,362	1,150,575	—	1,150,575
Consumer lines of credit	—	9,271	1,088,807	—	1,088,807
Other	—	1,265	51,182	—	51,182

Total	$9,645	$140,868	$12,206,285	$47,631	$12,158,654

December 31, 2015
Commercial real estate	$321	$41,420	$3,531,146	$12,904	$3,518,242
Commercial and industrial	2,329	38,694	2,534,351	10,802	2,523,549
Commercial leases	—	2,541	204,553	—	204,553

Total commercial loans and leases	2,650	82,655	6,270,050	23,706	6,246,344
Direct installment	—	21,587	1,660,717	—	1,660,717
Residential mortgages	—	7,909	1,044,689	—	1,044,689
Indirect installment	—	9,889	996,175	—	996,175
Consumer lines of credit	—	9,582	1,021,830	—	1,021,830
Other	—	1,013	38,518	—	38,518

Total	$2,650	$132,635	$11,031,979	$23,706	$11,008,273

7. BORROWINGS

Following is a summary of short-term borrowings:

(in thousands)	September 30, 2016	December 31, 2015
Securities sold under repurchase agreements	$310,787	$266,732
Federal Home Loan Bank advances	925,000	1,090,000
Federal funds purchased	872,000	568,000
Subordinated notes	128,318	124,164

Total short-term borrowings	$2,236,105	$2,048,896

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term borrowings:

(in thousands)	September 30, 2016	December 31, 2015
Federal Home Loan Bank advances	$355,122	$400,017
Subordinated notes	85,188	84,668
Junior subordinated debt	48,591	58,298
Other subordinated debt	98,599	98,497

Total long-term borrowings	$587,500	$641,480

The Corporation’s banking affiliate has available credit with the FHLB of $5.7 billion of which $1.3 billion was used as of September 30, 2016. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.95% to 4.19% for the nine months ended September 30, 2016 and 0.76% to 4.19% for the year ended December 31, 2015.

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

During the first quarter of 2016, the Corporation redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I.

The following table provides information relating to the Trusts as of September 30, 2016:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	2.50%	Variable; 3-month LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,426	10/18/34	2.87%	Variable; 3-month LIBOR + 219 bps

Total	$47,500	$1,779	$48,591

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

All derivatives are carried on the consolidated balance sheets at fair value and do not take into account the effects of master netting arrangements the Corporation has with other financial institutions. Credit risk is included in the determination of the estimated fair value of derivatives. Derivative assets are classified in the consolidated balance sheets under other assets and derivative liabilities are classified in the consolidated balance sheets under other liabilities. Changes in fair value are recognized in earnings except for certain changes related to derivative instruments designated as part of a cash flow hedging relationship.

The following table presents notional amounts and gross fair values of all derivative assets and derivative liabilities held by the Corporation:

	September 30, 2016			December 31, 2015
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$450,000	$9,938	$1,167	$250,000	$3,178	$962
Interest rate swaps – not designated	1,614,449	—	91,949	1,262,964	1	50,491
Equity contracts – not designated	1,180	43	—	1,180	18	—

Total subject to master netting arrangements	2,065,629	9,981	93,116	1,514,144	3,197	51,453
Not subject to master netting arrangements:
Interest rate swaps – not designated	1,614,449	90,989	—	1,262,964	49,998	1
Credit risk contracts – not designated	171,072	57	355	114,753	7	133
Equity contracts – not designated	1,180	—	43	1,180	—	18

Total not subject to master netting arrangements	1,786,701	91,046	398	1,378,897	50,005	152

Total	$3,852,330	$101,027	$93,514	$2,893,041	$53,202	$51,605

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

Following is a summary of key data related to interest rate contracts:

(in thousands)	September 30, 2016	December 31, 2015
Notional amount	$450,000	$250,000
Fair value included in other assets	9,938	3,178
Fair value included in other liabilities	1,167	962

The following table shows amounts reclassified from accumulated other comprehensive income (AOCI) for the nine months ended September 30, 2016:

(in thousands)	Total	Net of Tax
Reclassified from AOCI to interest income	$2,030	$1,319
Reclassified from AOCI to interest expense	554	360

As of September 30, 2016, the maximum length of time over which forecasted interest cash flows are hedged is seven years. In the twelve months that follow September 30, 2016, the Corporation expects to reclassify from the amount currently reported in AOCI net derivative gains of $1.9 million ($1.2 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2016. There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the nine months ended September 30, 2016 and 2015, there was no hedge ineffectiveness. Also, during the nine months ended September 30, 2016 and 2015, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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

Following is a summary of key data related to interest rate swaps:

(in thousands)	September 30, 2016	December 31, 2015
Notional amount	$1,614,449	$1,262,964
Fair value included in other assets	90,989	49,999
Fair value included in other liabilities	91,949	50,492

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

Risk participation agreements sold with notional amounts totaling $120.5 million as of September 30, 2016 have remaining terms ranging from six months to fourteen years. Under these agreements, the Corporation’s maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.4 million at September 30, 2016 and $0.1 million at December 31, 2015.

The fair values of risk participation agreements purchased and sold were not material at September 30, 2016 and December 31, 2015.

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

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1.1 million and $1.3 million as of September 30, 2016 and December 31, 2015, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
September 30, 2016
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$9,938	—	$9,938
Not designated	—	—	—
Equity contracts – not designated	43	—	43
Not subject to master netting arrangements:
Interest rate contracts – not designated	90,989	—	90,989
Credit contracts – not designated	57	—	57

Total derivative assets	$101,027	—	$101,027

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,167	—	$1,167
Not designated	91,949	—	91,949
Not subject to master netting arrangements:
Interest rate contracts – not designated	—	—	—
Credit contracts – not designated	355	—	355
Equity contracts – not designated	43	—	43

Total derivative liabilities	$93,514	—	$93,514

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

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheets to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
September 30, 2016
Derivative Assets
Interest rate contracts:
Designated	$9,938	$5,578	$4,360	—
Not designated	—	—	—	—
Equity contracts – not designated	43	43	—	—

Total	$9,981	$5,621	$4,360	—

Derivative Liabilities
Interest rate contracts:
Designated	$1,167	$—	$1,167	$—
Not designated	91,949	29,605	61,281	1,063

Total	$93,116	$29,605	$62,448	$1,063

December 31, 2015
Derivative Assets
Interest rate contracts:
Designated	$3,178	$1,516	$1,662	—
Not designated	1	1	—	—
Equity contracts – not designated	18	18	—	—

Total	$3,197	$1,535	$1,662	—

Derivative Liabilities
Interest rate contracts:
Designated	$962	$792	$170	$—
Not designated	50,491	24,579	24,632	1,280

Total	$51,453	$25,371	$24,802	$1,280

The following table presents the effect of certain of the Corporation’s derivative financial instruments on the income statement:

		Nine Months Ended September 30,
(in thousands)	Income Statement Location	2016	2015
Interest Rate Contracts	Interest income - loans and leases	$2,030	$2,440
Interest Rate Contracts	Interest expense – short-term borrowings	554	115
Interest Rate Swaps	Other income	(467)	(364)
Credit Risk Contracts	Other income	(172)	(180)

Other

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at September 30, 2016 and December 31, 2015 are not material.

9. COMMITMENTS, CREDIT RISK AND CONTINGENCIES

The Corporation has commitments to extend credit and standby letters of credit that involve certain elements of credit risk in excess of the amount stated in the consolidated balance sheets. The Corporation’s exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans and leases to customers and is subject to normal credit policies. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

Following is a summary of off-balance sheet credit risk information:

(in thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$4,530,815	$3,781,719
Standby letters of credit	128,264	92,979

At September 30, 2016, funding of 73.9% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through the review of historical performance of the Corporation’s portfolios.

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

The Corporation issued 277,174 and 139,046 performance-based restricted stock units during the first nine months of 2016 and 2015, respectively. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Corporation’s total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.

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

For the nine months ended September 30, 2016 and 2015, the Corporation issued 574,125 and 402,947 restricted stock awards, respectively, with aggregated grant date fair values of $7.4 million and $5.3 million under these plans. As of September 30, 2016, the Corporation had available up to 3,248,296 shares of common stock to issue under the Plans.

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

The following table summarizes the activity relating to restricted stock awards during the periods indicated:

	Nine Months Ended September 30,
	2016		2015
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,548,444	$12.85	1,354,093	$11.86
Granted	574,125	12.86	402,947	13.16
Net adjustment due to performance	—	—	8,884	22.73
Vested	(374,579)	12.11	(471,997)	10.66
Forfeited	(21,486)	12.98	(29,428)	13.46
Dividend reinvestment	44,534	12.25	30,551	11.32

Unvested awards outstanding at end of period	1,771,038	13.00	1,295,050	12.73

The following table provides certain information related to restricted stock awards:

(in thousands)	Nine Months Ended September 30,
	2016	2015
Stock-based compensation expense	$4,644	$3,287
Tax benefit related to stock-based compensation expense	1,625	1,150
Fair value of awards vested	4,563	5,912

As of September 30, 2016, there was $11.7 million of unrecognized compensation cost related to unvested restricted stock awards, including $0.5 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of September 30, 2016 are as follows:

(dollars in thousands)	Service- Based Awards	Performance- Based Awards	Total
Unvested restricted stock awards	852,788	918,250	1,771,038
Unrecognized compensation expense	$5,520	$6,147	$11,667
Intrinsic value	$10,489	$11,295	$21,784
Weighted average remaining life (in years)	2.04	2.15	2.10

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

The following table summarizes the activity relating to stock options during the periods indicated:

	Nine Months Ended September 30,
	2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	435,340	$8.86	568,834	$8.86
Assumed from acquisitions	1,707,036	7.83	—	—
Exercised	(352,094)	6.89	(88,899)	5.61
Forfeited	(93,628)	6.74	(2,182)	4.34

Options outstanding and exercisable at end of period	1,696,654	8.35	477,753	9.48

The intrinsic value of outstanding and exercisable stock options at September 30, 2016 was $6.7 million.

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

In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 386,888, with a resulting lower exercise price of $3.16 per share as of September 30, 2016. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.

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

The net periodic benefit credit for the defined benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$(4)	$18	$(12)	$52
Interest cost	1,521	1,470	4,609	4,424
Expected return on plan assets	(2,354)	(2,491)	(7,060)	(7,473)
Amortization:
Unrecognized prior service cost	2	2	6	6
Unrecognized loss	584	518	1,800	1,590

Net periodic pension credit	$(251)	$(483)	$(657)	$(1,401)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first six percent that the employee defers. Additionally, the Corporation may provide a performance-based company contribution of up to three percent if the Corporation exceeds annual financial goals. The Corporation’s contribution expense was $6.9 million and $5.8 million for the nine months ended September 30, 2016 and 2015, respectively.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

12. COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$52,168	$40,053	$119,600	$120,527
Other comprehensive income (loss):
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,535), $3,650, $9,818 and $4,302	(2,851)	6,778	18,234	7,989
Reclassification adjustment for gains included in net income, net of tax expense of $105, $110, $209 and $112	(195)	(204)	(388)	(207)
Derivative instruments:
Unrealized gains arising during the period, net of tax expense of $284, $1,669, $2,811 and $2,313	528	3,099	5,221	4,295
Reclassification adjustment for gains included in net income, net of tax expense of $138, $246, $517 and $814	(256)	(457)	(960)	(1,511)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $205, $183, $632 and $560	380	340	1,173	1,040

Other comprehensive (loss) income	(2,394)	9,556	23,280	11,606

Comprehensive income	$49,774	$49,609	$142,880	$132,133

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

The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2016
Balance at beginning of period	$(3,873)	$1,440	$(48,700)	$(51,133)
Other comprehensive income before reclassifications	18,234	5,221	1,173	24,628
Amounts reclassified from AOCI	(388)	(960)	—	(1,348)

Net current period other comprehensive income	17,846	4,261	1,173	23,280

Balance at end of period	$13,973	$5,701	$(47,527)	$(27,853)

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Net income	$52,168	$40,053	$119,600	$120,527
Less: Preferred stock dividends	2,010	2,010	6,030	6,030

Net income available to common stockholders	$50,158	$38,043	$113,570	$114,497

Basic weighted average common shares outstanding	210,306,834	175,343,789	204,687,092	174,816,692
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,483,896	1,169,043	1,446,648	1,383,450

Diluted weighted average common shares outstanding	211,790,730	176,512,832	206,133,740	176,200,142

Earnings per common share:
Basic	$0.24	$0.22	$0.55	$0.65

Diluted	$0.24	$0.22	$0.55	$0.65

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average shares excluded from the diluted earnings per common share calculation	14,859	19,385	14,041	20,440

14. CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

	Nine Months Ended September 30,
	2016	2015
(in thousands)
Interest paid on deposits and other borrowings	$48,315	$35,531
Income taxes paid	47,500	41,000
Transfers of loans to other real estate owned	13,055	6,901
Financing of other real estate owned sold	441	372

15. BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of subordinated notes, which are issued by a wholly-owned subsidiary and guaranteed by the Corporation.

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

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2016
Interest income	$162,714	$—	$21	$10,260	$2,115	$175,110
Interest expense	14,791	—	—	949	1,864	17,604
Net interest income	147,923	—	21	9,311	251	157,506
Provision for credit losses	12,766	—	—	1,517	356	14,639
Non-interest income	40,760	8,835	3,847	728	(930)	53,240
Non-interest expense	101,744	6,619	3,249	5,328	539	117,479
Intangible amortization	3,422	65	84	—	—	3,571
Income tax expense (benefit)	21,449	781	196	1,238	(775)	22,889
Net income (loss)	49,302	1,370	339	1,956	(799)	52,168
Total assets	21,383,500	19,490	21,464	191,524	(32,064)	21,583,914
Total intangibles	1,079,196	10,253	12,394	1,809	—	1,103,652
At or for the Three Months Ended September 30, 2015
Interest income	$125,281	$—	$22	$10,096	$1,798	$137,197
Interest expense	10,473	—	—	878	645	11,996
Net interest income	114,808	—	22	9,218	1,153	125,201
Provision for credit losses	8,702	—	—	1,750	325	10,777
Non-interest income	29,667	8,682	3,602	716	(1,308)	41,359
Non-interest expense	80,906	6,703	3,201	4,983	322	96,115
Intangible amortization	1,824	69	141	—	—	2,034
Income tax expense (benefit)	15,804	696	105	1,473	(497)	17,581
Net income (loss)	37,239	1,214	177	1,728	(305)	40,053
Total assets	16,658,489	21,099	22,201	187,721	(53,437)	16,836,073
Total intangibles	855,164	10,516	13,069	1,809	—	880,558

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2016
Interest income	$465,592	$—	$64	$30,171	$5,968	$501,795
Interest expense	41,153	—	—	2,820	5,593	49,566
Net interest income	424,439	—	64	27,351	375	452,229
Provision for credit losses	37,081	—	—	4,515	1,451	43,047
Non-interest income	111,507	26,834	11,309	2,198	(1,153)	150,695
Non-interest expense	329,578	20,668	9,826	15,904	1,743	377,719
Intangible amortization	9,043	194	371	—	—	9,608
Income tax expense (benefit)	48,850	2,168	430	3,558	(2,056)	52,950
Net income (loss)	111,394	3,804	746	5,572	(1,916)	119,600
Total assets	21,383,500	19,490	21,464	191,524	(32,064)	21,583,914
Total intangibles	1,079,196	10,253	12,394	1,809	—	1,103,652
At or for the Nine Months Ended September 30, 2015
Interest income	$371,366	$—	$67	$29,467	$5,114	$406,014
Interest expense	30,580	—	—	2,593	1,952	35,125
Net interest income	340,786	—	67	26,874	3,162	370,889
Provision for credit losses	21,974	—	—	5,288	515	27,777
Non-interest income	85,281	26,268	9,948	2,124	(4,328)	119,293
Non-interest expense	236,324	20,127	10,952	14,785	967	283,155
Intangible amortization	5,601	205	342	—	—	6,148
Income tax expense (benefit)	48,744	2,143	(433)	3,660	(1,539)	52,575
Net income (loss)	113,424	3,793	(846)	5,265	(1,109)	120,527
Total assets	16,658,489	21,099	22,201	187,721	(53,437)	16,836,073
Total intangibles	855,164	10,516	13,069	1,809	—	880,558

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2016, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2016
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$30,004	$—	$30,004
U.S. government-sponsored entities	—	384,637	—	384,637
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,056,651	—	1,056,651
Agency collateralized mortgage obligations	—	554,723	—	554,723
Non-agency collateralized mortgage obligations	—	3	932	935
Commercial mortgage-backed securities	—	2,816	—	2,816
States of the U.S. and political subdivisions	—	37,138	—	37,138
Other debt securities	—	9,345	—	9,345

Total debt securities available for sale	—	2,075,317	932	2,076,249

Equity securities available for sale:
Financial services industry	121	672	436	1,229
Insurance services industry	138	—	—	138

Total equity securities available for sale	259	672	436	1,367

Total securities available for sale	259	2,075,989	1,368	2,077,616

Derivative financial instruments:
Trading	—	91,032	—	91,032
Not for trading	—	9,995	—	9,995

Total derivative financial instruments	—	101,027	—	101,027

Total assets measured at fair value on a recurring basis	$259	$2,177,016	$1,368	$2,178,643

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$91,992	—	$91,992
Not for trading	—	1,522	—	1,522

Total liabilities measured at fair value on a recurring basis	—	$93,514	—	$93,514

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$29,796	$—	$29,796
U.S. government-sponsored entities	—	367,994	—	367,994
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	704,831	—	704,831
Agency collateralized mortgage obligations	—	495,830	—	495,830
Non-agency collateralized mortgage obligations	—	6	1,184	1,190
Commercial mortgage-backed securities	—	4,287	—	4,287
States of the U.S. and political subdivisions	—	11,057	—	11,057
Other debt securities	—	14,286	—	14,286

Total debt securities available for sale	—	1,628,087	1,184	1,629,271

Equity securities available for sale:
Financial services industry	97	632	439	1,168
Insurance services industry	128	—	—	128

Total equity securities available for sale	225	632	439	1,296

Total securities available for sale	225	1,628,719	1,623	1,630,567

Derivative financial instruments:
Trading	—	50,017	—	50,017
Not for trading	—	3,185	—	3,185

Total derivative financial instruments	—	53,202	—	53,202

Total assets measured at fair value on a recurring basis	$225	$1,681,921	$1,623	$1,683,769

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$50,510	—	$50,510
Not for trading	—	1,095	—	1,095

Total liabilities measured at fair value on a recurring basis	—	$51,605	—	$51,605

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

(in thousands)	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Nine Months Ended September 30, 2016
Balance at beginning of period	$439	$1,184	$1,623
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	(3)	(12)	(15)
Accretion included in earnings	—	5	5
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales/redemptions	—	—	—
Settlements	—	(245)	(245)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—

Balance at end of period	$436	$932	$1,368

Year Ended December 31, 2015
Balance at beginning of period	$475	$1,420	$1,895
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	20	(4)	16
Accretion included in earnings	—	5	5
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales/redemptions	—	—	—
Settlements	—	(237)	(237)
Transfers from Level 3	(56)	—	(56)
Transfers into Level 3	—	—	—

Balance at end of period	$439	$1,184	$1,623

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the Securities Available for Sale footnote in this section of this Report for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2016. During 2015, the Corporation transferred an equity security totaling $56,000 to non-marketable equity securities, reflected in other assets on the Consolidated Balance Sheet.

For the nine months ended September 30, 2016 and 2015, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the Consolidated Statements of Comprehensive Income.

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

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2016
Impaired loans	—	$3,648	$7,869	$11,517
Other real estate owned	—	3,720	3,379	7,099
December 31, 2015
Impaired loans	—	124	3,704	3,828
Other real estate owned	—	5,705	2,126	7,831

Substantially all of the fair value amounts in the table above were estimated at a date during the nine months or twelve months ended September 30, 2016 and December 31, 2015, respectively. Consequently, the fair value information presented is not as of the period’s end.

Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2016 had a carrying amount of $20.3 million and an allocated allowance for credit losses of $9.6 million. The allocated allowance is based on fair value of $11.5 million less estimated costs to sell of $0.8 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $8.8 million, which was included in the provision for credit losses for the nine months ended September 30, 2016.

OREO with a carrying amount of $8.2 million was written down to $6.3 million (fair value of $7.1 million less estimated costs to sell of $0.8 million), resulting in a loss of $1.9 million, which was included in earnings for the nine months ended September 30, 2016.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2016
Financial Assets
Cash and cash equivalents	$445,250	$445,250	$445,250	$—	$—
Securities available for sale	2,077,616	2,077,616	259	2,075,989	1,368
Securities held to maturity	2,249,245	2,278,755	—	2,276,875	1,880
Net loans and leases, including loans held for sale	14,634,414	14,618,539	—	—	14,618,539
Derivative assets	101,027	101,027	—	101,027	—
Accrued interest receivable	54,871	54,871	54,871	—	—
Financial Liabilities
Deposits	15,976,884	15,985,704	13,414,297	2,571,407	—
Short-term borrowings	2,236,105	2,236,341	2,236,341	—	—
Long-term borrowings	587,500	591,960	—	—	591,960
Derivative liabilities	93,514	93,514	—	93,514	—
Accrued interest payable	8,708	8,708	8,708	—	—
December 31, 2015
Financial Assets
Cash and cash equivalents	$489,119	$489,119	$489,119	$—	$—
Securities available for sale	1,630,567	1,630,567	225	1,628,719	1,623
Securities held to maturity	1,637,061	1,643,416	—	1,640,721	2,695
Net loans and leases, including loans held for sale	12,053,209	11,863,882	—	—	11,863,882
Derivative assets	53,202	53,202	—	53,202	—
Accrued interest receivable	44,920	44,920	44,920	—	—
Financial Liabilities
Deposits	12,623,463	12,610,914	10,157,997	2,452,917	—
Short-term borrowings	2,048,896	2,048,943	2,048,943	—	—
Long-term borrowings	641,480	637,935	—	—	637,935
Derivative liabilities	51,605	51,605	—	51,605	—
Accrued interest payable	7,457	7,457	7,457	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of and highlights material changes to the Corporation’s financial condition and results of operations at and for the three- and nine-month periods ended September 30, 2016. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2015 Annual Report on Form 10-K filed with the SEC on February 26, 2016. The Corporation’s results of operations for the nine months ended September 30, 2016 are not necessarily indicative of results expected for the full year ending December 31, 2016.

IMPORTANT CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward looking statements which may contain the Corporation’s expectations or predictions of future financial or business performance or conditions. Forward-looking statements, that do not describe historical or current facts, typically are identified by words such as, “believe”, “plan”, “expect”, “anticipate”, “intend”, “outlook”, “estimate”, “forecast”, “will”, “should”, “project”, “goal”, and other similar words and expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. The forward-looking statements are intended to be subject to the safe harbor provided under Section 27A of the Securities Act of 1933, Section 27E of the Securities Exchange Act of 1934 and the Private Securities Litigation Act of 1995.

In addition to factors previously disclosed in the Corporation’s reports filed with the SEC, the following risk factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; changes in general economic, political or industry conditions; uncertainty in U.S. fiscal policy and monetary policy, including interest rate policies of the Federal Reserve Board (FRB); the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer acceptance of the Corporation’s products and services; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business initiatives; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions and divestitures; the impact, extent and timing of technological changes, capital management activities, competitive pressures on product pricing and services; ability to keep pace with technological changes, including changes regarding maintaining cybersecurity; success, impact and timing of the Corporation’s business strategies, including market acceptance of any new products or services; and implementing the Corporation’s banking philosophy and strategies. Additional risks include the nature, extent, timing and results of governmental and regulatory actions, examinations, reviews, reforms, regulations and interpretations, including those related to the Dodd-Frank Wall Street Reform Act and Consumer Protection Act (Dodd-Frank Act) and Basel III regulatory or capital reforms (including Dodd-Frank Act stress testing protocols (DFAST)), as well as those involving the Office of the Comptroller of the Currency (OCC), FRB, Federal Deposit Insurance Corporation (FDIC), and Consumer Financial Protection Board (CFPB); and other factors that may affect future results of the Corporation. There is no assurance that any of the risks, uncertainties or risk factors identified herein is complete and actual results or events may differ materially from those expressed or implied in the forward-looking statements contained in this document/communication/information.

Additional factors that could cause results to differ materially from those described above can be found in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, and in its subsequent Quarterly Reports on Form 10-Q, including quarters ended March 31 and June 30, 2016, each of which is on file with the SEC and available in the “Investor Relations & Shareholder Services” section of FNB’s website, http://www.fnbcorporation.com, under the heading “Reports and Filings” and in other documents the Corporation files with the SEC.

All forward-looking statements speak only as of the date they are made and are based on information available at that time. The Corporation does not assume any obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.

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

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS

The Corporation uses non-GAAP financial measures, such as operating net income available to common stockholders, operating net income per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, efficiency ratio, net interest margin and core net interest margin to provide information useful to investors in understanding the Corporation’s operating performance and trends, and to facilitate comparisons with the performance of its peers. Management uses these measures internally to assess and better understand the Corporation’s underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators used by the Corporation may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Corporation’s reported results prepared in accordance with GAAP. Reconciliations of GAAP to non-GAAP operating measures to the most directly comparable GAAP financial measures are included later in this report under the heading “Non-GAAP Financial Measures and Key Performance Indicators.”

Management believes merger expenses are not organic costs to run the Corporation’s operations and facilities. These charges represent expenses to satisfy contractual obligations of acquired entity without any useful benefit to the Corporation and to convert and consolidate the entity’s records onto the Corporation’s platforms. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

For the calculation of net interest margin and efficiency ratio, net interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation uses these measures to provide an economic view believed to be the preferred industry measurement for these items and provides relevant comparison between taxable and non-taxable amounts.

FINANCIAL SUMMARY

Net income available to common stockholders for the third quarter of 2016 was $50.2 million or $0.24 per diluted common share. Net income available to common stockholders for the first nine months of 2016 was $113.6 million or $0.55 per diluted common share. Excluding the impact of merger-related costs, operating net income per diluted common share for the first nine months of 2016 was $0.67. Revenue (net interest income plus non-interest income) of $602.9 million for the first nine months of 2016 reflects continued loan and deposit growth and strong performance from fee-based businesses.

Third Quarter Highlights

•	Net interest income was $157.5 million for the third quarter of 2016, compared to $125.2 million for the same period of 2015.

•	Net interest margin (non-GAAP) was 3.36% for the third quarter of 2016, compared to 3.39% for the third quarter of 2015.

•	Non-interest income was $53.2 million for the third quarter of 2016, compared to $41.4 million for the same period of 2015.

•	Non-interest expense, excluding merger-related costs, increased $23.9 million from the third quarter of 2015, primarily due to the expanded operating expenses from the completed acquisitions.

•	The efficiency ratio (non-GAAP) was 54.4%, an improvement from 55.6% in the third quarter of 2015.

•	Total assets reached $21.6 billion at September 30, 2016, compared to $17.6 billion at December 31, 2015, with organic growth combined with the METR and Fifth Third branch acquisitions.

•	Average loans grew 24.5% for the third quarter 2016, compared to the third quarter of 2015, through continued organic growth and the loans added through the completed acquisitions.

•	Average deposits grew 26.2%, compared to the third quarter of 2015, through continued organic growth and the deposits added through the completed acquisitions.

•	The relationship of loans to deposits was 92.5% at September 30, 2016, compared to 96.6% at December 31, 2015.

•	The delinquency level on the originated portfolion was 1.00% at September 30, 2016, compared to 0.93% at December 31, 2015.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net income available to common stockholders for the three months ended September 30, 2016 was $50.2 million or $0.24 per diluted common share, compared to net income available to common stockholders for the three months ended September 30, 2015 of $38.0 million or $0.22 per diluted common share. The third quarter of 2016 and 2015 included merger and acquisition costs of $0.3 million and $1.3 million, respectively. The merger and acquisition costs in the third quarter of 2016 were primarily due to the pending YDKN acquisition, while the merger and acquisition costs in the third quarter of 2015 related to the METR acquisition that closed on February 13, 2016 and the BofA branch purchase that closed on September 18, 2015. Quarterly average diluted common shares outstanding increased 35.3 million shares, or 20.0%, to 211.8 million shares for the third quarter of 2016, primarily as a result of the METR acquisition, for which the Corporation issued 34.0 million shares.

Financial highlights are summarized below:

	Three Months Ended
	September 30,		Dollar	Percent
(in thousands, except per share data)	2016	2015	Change	Change
Net interest income	$157,506	$125,201	$32,305	25.8%
Provision for credit losses	14,639	10,777	3,862	35.8%
Non-interest income	53,240	41,359	11,881	28.7%
Non-interest expense	121,050	98,149	22,901	23.3%
Income taxes	22,889	17,581	5,308	30.2%

Net income	52,168	40,053	12,115	30.2%
Less: Preferred stock dividends	2,010	2,010	—	—

Net income available to common stockholders	$50,158	$38,043	$12,115	31.8%

Net income per common share – Basic	$0.24	$0.22	$0.02	9.1%
Net income per common share – Diluted	0.24	0.22	0.02	9.1%
Cash dividends per common share	0.12	0.12	—	—

The following table presents selected financial ratios:

	Three Months Ended September 30,
	2016	2015
Return on average equity	8.10%	7.63%
Return on average tangible common equity (non-GAAP)	15.45%	14.25%
Return on average assets	0.97%	0.95%
Return on average tangible assets (non-GAAP)	1.08%	1.04%

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

	Three Months Ended September 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$140,713	$143	0.40%	$75,208	$30	0.16%
Taxable investment securities (1)	3,919,203	18,432	1.88	2,870,378	14,577	2.03
Non-taxable investment securities (2)	321,360	3,456	4.30	218,609	2,624	4.80
Residential mortgage loans held for sale	22,476	235	4.19	8,967	74	3.30
Loans and leases (2) (3)	14,641,729	155,739	4.23	11,763,705	121,842	4.11

Total interest-earning assets (2)	19,045,481	178,005	3.72	14,936,867	139,147	3.70

Cash and due from banks	287,208			199,115
Allowance for credit losses	(158,901)			(134,206)
Premises and equipment	229,133			162,103
Other assets	1,983,235			1,568,431

Total Assets	$21,386,156			$16,732,310

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,772,963	4,094	0.24	$5,238,598	2,241	0.17
Savings	2,289,836	449	0.08	1,730,818	198	0.05
Certificates and other time	2,588,035	5,934	0.91	2,565,215	5,509	0.85
Short-term borrowings	2,303,389	3,607	0.62	1,546,209	1,786	0.46
Long-term borrowings	616,141	3,520	2.27	542,720	2,262	1.66

Total interest-bearing liabilities	14,570,364	17,604	0.48	11,623,560	11,996	0.41

Non-interest-bearing demand	4,021,023			2,886,933
Other liabilities	232,076			139,774

Total Liabilities	18,823,463			14,650,267
Stockholders’ Equity	2,562,693			2,082,043

Total Liabilities and Stockholders’ Equity	$21,386,156			$16,732,310

Excess of interest-earning assets over interest-bearing liabilities	$4,475,117			$3,313,307

FTE net interest income (2)		160,401			127,151
Tax-equivalent adjustment		(2,895)			(1,950)

Net interest income		$157,506			$125,201

Net interest spread			3.24%			3.29%

Net interest margin (2)			3.36%			3.39%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from interest-earning assets and interest expense paid on interest-bearing liabilities. For the three months ended September 30, 2016, net interest income, which comprised 74.7% of net revenue (net interest income plus non-interest income) compared to 75.2% for the same period in 2015, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income on an FTE basis (non-GAAP) increased $33.3 million or 26.2% from $127.2 million for the third quarter of 2015 to $160.4 million for the third quarter of 2016. Average earning assets of $19.0 billion increased $4.1 billion or 27.5% and average interest-bearing liabilities of $14.6 billion increased $2.9 billion or 25.4% from 2015 due to the METR acquisition and Fifth Third and BofA branch acquisitions, combined with organic growth in loans and deposits. The Corporation’s net interest margin (non-GAAP) was 3.36% for the third quarter of 2016, compared to 3.39% for the same period of 2015, due to an extended low interest rate environment and competitive landscape for earning assets, partially offset by a benefit from higher accretable yield adjustments. The tax-equivalent adjustments to net interest income (non-GAAP) from amounts reported on the Corporation’s financial statements are shown in the preceding table.

The following table sets forth certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended September 30, 2016, compared to the three months ended September 30, 2015:

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$41	$72	$113
Securities (2)	6,331	(1,644)	4,687
Residential mortgage loans held for sale	137	24	161
Loans and leases (2)	30,319	3,578	33,897

Total interest income (2)	36,828	2,030	38,858

Interest Expense
Deposits:
Interest-bearing demand	862	991	1,853
Savings	78	173	251
Certificates and other time	48	377	425
Short-term borrowings	1,089	732	1,821
Long-term borrowings	334	924	1,258

Total interest expense	2,411	3,197	5,608

Net change (2)	$34,417	$(1,167)	$33,250

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $178.0 million for the third quarter of 2016, increased $38.9 million or 27.9% from the same quarter of 2015, primarily due to increased earning assets, partially offset by lower yields. During the third quarter of 2016 and 2015, the Corporation recognized benefits of $1.9 million and $0.3 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $2.9 billion or 24.5% increase in average loans and leases, including $919.0 billion or 7.8% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, loans added at closing in the Fifth Third branch purchase and METR acquisition were $95.4 million and $1.9 billion, respectively. The loans added in the BofA branch purchase were immaterial. The yield on average interest-earning assets (non-GAAP) increased 2 basis points from the third quarter of 2015 to 3.72% for the third quarter of 2016, primarily due to the increase in accretable yield benefits on acquired loans.

Interest expense of $17.6 million for the third quarter of 2016 increased $5.6 million or 46.7% from the same quarter of 2015 due to an increase in rates paid and growth in average interest-bearing liabilities, as all categories of average interest-bearing liabilities increased over the same quarter of 2015. Average interest-bearing deposits increased $2.1 billion or 17.0%, primarily as the result of interest-bearing deposits added at closing in the Fifth Third branch purchase, METR acquisition and the BofA branch purchase of $258.1 million, $1.9 billion and $105.3 million, respectively. Short-term borrowings increased $757.2 million, primarily as a result of an increase of $575.7 million in federal funds purchased. Additionally, short-term FHLB advances and customer repurchase agreements increased $103.2 million and $78.9 million, respectively. Long-term borrowings increased $73.4 million or 13.5%, primarily due to $100.0 million in subordinated notes issued by the Corporation in its October 2015 debt offering in anticipation of the acquisitions in early 2016. The rate paid on interest-bearing liabilities increased 7 basis points to 0.48% for the third quarter of 2016, due to the debt offering as discussed above and changes in the funding mix as borrowings increased faster than deposits. Given the relatively low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the allowance and provision for credit losses:

	Three Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Provision for credit losses:
Originated	$14,072	$11,287	$2,785	24.7%
Acquired	567	(510)	1,077	(211.2)%

Total provision for credit losses	$14,639	$10,777	$3,862	35.8%

Net loan charge-offs:
Originated	$12,277	$5,864	$6,413	109.4%
Acquired	(163)	(129)	(34)	26.4%

Total net loan charge-offs	$12,114	$5,735	$6,379	111.2%

Allowance for credit losses:
Originated	$150,514	$129,619	$20,895	16.1%
Acquired	6,380	6,564	(184)	(2.8)%

Total allowance for credit losses	$156,894	$136,183	$20,711	15.2%

Net loan charge-offs (annualized) / total average loans and leases	0.33%	0.19%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.41%	0.22%
Allowance for credit losses / total loans and leases	1.06%	1.15%
Allowance for credit losses (originated loans and leases) / total originated loans and leases	1.23%	1.22%

The provision for credit losses of $14.6 million during the third quarter of 2016 increased $3.9 million from the same period of 2015, primarily due to an increase of $2.8 million in the provision for the originated portfolio supporting loan growth and limited credit migration. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income increased $11.9 million, to $53.2 million for the third quarter of 2016, a 28.7% increase from the same period of 2015. Following is a summary of the items making up non-interest income. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases related to the expanded operations from the acquisitions of METR and the BofA and Fifth Third branches.

	Three Months Ended
	September 30,		Dollar	Percent
(in thousands)	2016	2015	Change	Change
Service charges	$25,756	$18,628	$7,128	38.3%
Trust fees	5,268	5,210	58	1.1%
Insurance commissions and fees	4,866	4,423	443	10.0%
Securities commissions and fees	3,404	3,304	100	3.0%
Net securities gains	299	314	(15)	n/m
Mortgage banking operations	3,564	2,424	1,140	47.0%
Bank owned life insurance	3,315	1,846	1,469	79.6%
Other	6,768	5,210	1,558	29.9%

Total non-interest income	$53,240	$41,359	$11,881	28.7%

n/m – not meaningful

Service charges on loans and deposits of $25.8 million for the third quarter of 2016 increased $7.1 million or 38.3% from the same period of 2015. The impact of the expanded customer base due to acquisitions, combined with organic growth in loans and deposit accounts, resulted in increases of $4.2 million or 39.5% in deposit-related service charges and $2.9 million or 36.6% in other service charges and fees over this same period.

Insurance commissions and fees of $4.9 million for the third quarter of 2016 increased $0.4 million or 10.0% from the same period of 2015, primarily due to revenues from the insurance businesses acquired in June 2015, combined with the impact of new client acquisition.

Mortgage banking operations income of $3.6 million for the third quarter of 2016 increased $1.1 million or 47.0% from $2.4 million for the same period of 2015. During the third quarter of 2016, the Corporation sold $211.9 million of residential mortgage loans, a 47.5% increase compared to $143.7 million for the same period of 2015.

Bank owned life insurance (BOLI) income of $3.3 million for the third quarter of 2016 increased $1.5 million or 79.6% from the same period of 2015, due to a combination of reinvesting into a higher yielding policy and death benefits received.

Other non-interest income was $6.8 million and $5.2 million for the third quarter of 2016 and 2015, respectively. Included in other non-interest income during the third quarter of 2016, the Corporation recorded $1.5 million more in fees earned through its commercial loan interest rate swap program, reflecting increased marketing and stronger demand from commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk. The third quarter of 2016 also includes $0.6 million more in gains from an equity investment. Also during the third quarter of 2016, the Corporation recorded $0.3 million less in dividends on non-marketable equity securities due to a reduction in dividends paid by the FRB resulting from December 2015 legislation for banks with more than $10 billion in total assets.

Non-Interest Expense

Total non-interest expense of $121.1 million for the third quarter of 2016 increased $22.9 million, a 23.3% increase from the same period of 2015. Following is a summary of the items making up non-interest expense. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the increases related to the expanded operations from the acquisitions of METR and the BofA and Fifth Third branches.

	Three Months Ended September 30,		Dollar Change	Percent Change
(in thousands)	2016	2015
Salaries and employee benefits	$60,927	$51,859	$9,068	17.5%
Net occupancy	10,333	7,957	2,376	29.9%
Equipment	10,034	8,237	1,797	21.8%
Amortization of intangibles	3,571	2,034	1,537	75.6%
Outside services	11,756	7,314	4,442	60.7%
FDIC insurance	5,274	3,158	2,116	67.0%
Merger and acquisition related	299	1,312	(1,013)	n/m
Other	18,856	16,278	2,578	15.8%

Total non-interest expense	$121,050	$98,149	$22,901	23.3%

Salaries and employee benefits of $60.9 million for the third quarter of 2016 increased $9.1 million or 17.5% from the same period of 2015, primarily due to employees added in conjunction with the aforementioned acquisitions and heightened regulatory compliance costs, combined with new hires, merit increases and higher medical insurance costs in 2016.

Net occupancy and equipment expense of $20.4 million for the third quarter of 2016 increased $4.2 million or 25.8% from the same period of 2015, primarily due to the acquisitions combined with additional costs associated with the Corporation’s continued investment in new technology. Technology is being used to meet both customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and various regulatory requirements.

Amortization of intangibles expense of $3.6 million for the third quarter of 2016 increased $1.5 million or 75.6% from the third quarter of 2015, due to the additional core deposit intangibles added as a result of the METR acquisition and the recent branch purchases.

Outside services expense of $11.8 million for the third quarter of 2016 increased $4.4 million or 60.7% from the same period of 2015, primarily due to additional costs resulting from the acquisitions.

FDIC insurance of $5.3 million increased $2.1 million or 67.0% from the same period of 2015, primarily due to a higher assessment base due to merger and acquisition activity combined with a higher level of classified assets relating to the METR acquisition. The FDIC rate calculation also changed on July 1, 2016 to reflect a new quarterly surcharge equal to an annual rate of 4.5 basis points on all assets in excess of $10.0 billion.

During the third quarter of 2016, the Corporation recorded $0.3 million in merger and acquisition related costs associated with the METR acquisition and Fifth Third branch acquisition. During the same period of 2015, the Corporation recorded $1.3 million in merger and acquisition costs associated with the BofA branch acquisition and the METR acquisition. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

Other non-interest expense was $18.9 million and $16.3 million for the third quarter of 2016 and 2015, respectively. During the third quarter of 2016, marketing expenses increased $0.7 million, supplies expense increased $0.5 million, loan-related expenses increased $0.3 million, business development expense increased $0.3 million, telephone expense increased $0.3 million and state taxes increased $0.2 million, all primarily due to acquisitions and volume increases related to organic growth.

Income Taxes

The following table presents information regarding income tax expense and certain tax rates:

	Three Months Ended
	September 30,
(dollars in thousands)	2016	2015
Income tax expense	$22,889	$17,581
Effective tax rate	30.5%	30.5%
Statutory tax rate	35.0%	35.0%

Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net income available to common stockholders for the nine months ended September 30, 2016 was $113.6 million or $0.55 per diluted common share, compared to net income available to common stockholders for the nine months ended September 30, 2015 of $114.5 million or $0.65 per diluted common share. The nine months of 2016 included merger and acquisition costs of $35.8 million or $0.12 per diluted common share relating to the METR acquisition that closed on February 13, 2016, the Fifth Third branch purchase that closed on April 22, 2016, and the pending YDKN acquisition. Average diluted common shares outstanding increased 29.9 million shares or 17.0% to 206.1 million shares for the first nine months of 2016, primarily as a result of the METR acquisition, for which the Corporation issued 34.0 million shares on February 13, 2016. Financial highlights are summarized below:

	Nine Months Ended
	September 30,		Dollar	Percent
(in thousands, except per share data)	2016	2015	Change	Change
Net interest income	$452,229	$370,889	$81,340	21.9%
Provision for credit losses	43,047	27,777	15,271	55.0%
Non-interest income	150,695	119,293	31,403	26.3%
Non-interest expense	387,327	289,303	98,024	33.9%
Income taxes	52,950	52,575	375	0.7%

Net income	119,600	120,527	(927)	(0.8)%
Less: Preferred stock dividends	6,030	6,030	—	—

Net income available to common stockholders	$113,570	$114,497	$(927)	(0.8)%

Net income per common share – Basic	$0.55	$0.65	$(0.10)	(15.4)%
Net income per common share – Diluted	0.55	0.65	(0.10)	(15.4)%
Cash dividends per common share	0.36	0.36	—	—

The following table presents selected financial ratios:

	Nine Months Ended September 30,
	2016	2015
Return on average equity	6.45%	7.81%
Return on average tangible common equity (non-GAAP)	12.26%	14.71%
Return on average assets	0.78%	0.98%
Return on average tangible assets (non-GAAP)	0.88%	1.08%

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

	Nine Months Ended September 30,
	2016			2015
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$124,589	$357	0.38%	$75,622	$90	0.16%
Taxable investment securities (1)	3,635,224	52,901	1.94	2,847,290	43,257	2.03
Non-taxable investment securities (2)	296,860	9,815	4.41	192,345	7,024	4.87
Residential mortgage loans held for sale	14,807	504	4.54	7,298	256	4.68
Loans and leases (2) (3)	14,078,612	446,366	4.23	11,528,230	360,925	4.19

Total interest-earning assets (2)	18,150,092	509,943	3.75	14,650,785	411,552	3.75

Cash and due from banks	273,457			195,583
Allowance for credit losses	(150,807)			(131,465)
Premises and equipment	213,957			166,572
Other assets	1,878,111			1,566,238

Total Assets	$20,364,810			$16,447,713

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,545,529	11,600	0.24	$4,889,508	6,082	0.17
Savings	2,212,213	1,278	0.08	1,697,732	563	0.04
Certificates and other time	2,613,664	17,509	0.89	2,584,719	16,388	0.85
Short-term borrowings	1,861,438	8,527	0.61	1,759,200	5,348	0.41
Long-term borrowings	640,474	10,652	2.22	542,091	6,744	1.66

Total interest-bearing liabilities	13,873,318	49,566	0.48	11,473,250	35,125	0.41

Non-interest-bearing demand	3,804,828			2,768,012
Other liabilities	211,466			143,521

Total Liabilities	17,889,612			14,384,783
Stockholders’ Equity	2,475,198			2,062,930

Total Liabilities and Stockholders’ Equity	$20,364,810			$16,447,713

Excess of interest-earning assets over interest-bearing liabilities	$4,276,774			$3,177,535

FTE net interest income (2)		460,377			376,427
Tax-equivalent adjustment		(8,148)			(5,538)

Net interest income		$452,229			$370,889

Net interest spread			3.27%			3.34%

Net interest margin (2)			3.39%			3.43%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. For the nine months ended September 30, 2016, net interest income, which comprised 75.0% of net revenue compared to 75.7% for the same period in 2015, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income on an FTE basis (non-GAAP) increased $84.0 million or 22.3% from $376.4 million for the first nine months of 2015 to $460.4 million for the first nine months of 2016. Average earning assets of $18.2 billion increased $3.5 billion or 23.9% and average interest-bearing liabilities of $13.9 billion increased $2.4 billion or 20.9% from the first nine months of 2015 primarily due to the METR acquisition, combined with organic growth in loans and deposits. The Corporation’s net interest margin (non-GAAP) was 3.39% for the first nine months of 2016, compared to 3.43% for the same period of 2015, due to the impact of an extended low interest rate environment and a competitive landscape for earning assets. The tax-equivalent adjustment to net interest income (non-GAAP) from amounts reported on the Corporation’s financial statements are shown in the preceding table.

The following table sets forth certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015:

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$84	$183	$267
Securities (2)	15,837	(3,402)	12,435
Residential mortgage loans held for sale	256	(8)	248
Loans and leases (2)	81,180	4,261	85,441

Total interest income (2)	97,357	1,034	98,391

Interest Expense
Deposits:
Interest-bearing demand	2,998	2,520	5,518
Savings	221	494	715
Certificates and other time	189	932	1,121
Short-term borrowings	1,206	1,973	3,179
Long-term borrowings	1,371	2,537	3,908

Total interest expense	5,985	8,456	14,441

Net change (2)	$91,372	$(7,422)	$83,950

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $509.9 million for the first nine months of 2016, increased $98.4 million or 23.9% from the same period of 2015, primarily due to increased earning assets, which was offset by lower yields. During the first nine months of 2016 and 2015, the Corporation recognized benefits of $5.2 million and $3.8 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $2.6 billion or 22.1% increase in average loans and leases, including $1.0 billion or 8.3% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, loans added at closing in the Fifth Third branch purchase and METR acquisition were $95.4 million and $1.9 billion, respectively. The loans added in the BofA branch purchase were immaterial. The yield on average interest-earning assets (non-GAAP) was 3.75% for both the first nine months of 2016 and 2015.

Interest expense of $49.6 million for the first nine months of 2016 increased $14.4 million or 41.1% from the same period of 2015 due to an increase in rates paid and growth in interest-bearing liabilities, as all categories of interest-bearing liabilities increased over the saem period of 2015. Average interest-bearing deposits increased $2.2 billion or 24.0%, including $358.2 million or 3.9% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint. Additionally, interest-bearing deposits added at closing in the Fifth Third branch purchase, METR acquisition and the BofA branch purchase were $258.1 million, $1.9 billion and $105.3 million, respectively. Short-term borrowings increased $102.2 million or 5.8%, primarily as a result of a $527.7 million increase in federal funds purchased, partially offset by declines of $284.3 million and $139.7 million in customer repurchase agreements and short-term FHLB borrowings, respectively. Long-term borrowings increased $98.4 million or 18.1%, primarily due to $100.0 million in subordinated notes issued by the Corporation in its October 2015 debt offering in anticipation of the acquisitions in early 2016. The rate paid on interest-bearing liabilities increased 7 basis points to 0.48% for the first nine months of 2016, due to the debt offering as discussed above and changes in the funding mix as borrowings increased faster than deposits. Given the relatively low level of interest rates and the current rates paid on the various deposit products, the Corporation believes there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The following table presents information regarding the allowance and provision for credit losses:

	Nine Months Ended
	September 30,		Dollar	Percent
(dollars in thousands)	2016	2015	Change	Change
Provision for credit losses:
Originated	$43,296	$29,097	$14,199	48.8%
Acquired	(249)	(1,320)	1,071	(81.1)%

Total provision for credit losses	$43,047	$27,777	$15,270	55.0%

Net loan charge-offs:
Originated	$28,067	$17,430	$10,637	61.0%
Acquired	98	90	8	8.9%

Total net loan charge-offs	$28,165	$17,520	$10,645	60.8%

Allowance for credit losses:
Originated	$150,514	$129,619	$20,895	16.1%
Acquired	6,380	6,564	(184)	(2.8)%

Total allowance for credit losses	$156,894	$136,183	$20,711	15.2%

Net loan charge-offs (annualized) / total average loans and leases	0.27%	0.20%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.32%	0.23%
Allowance for credit losses / total loans and leases	1.06%	1.15%
Allowance for credit losses (originated loans and leases) / total originated loans and leases	1.23%	1.22%

The provision for credit losses of $43.0 million during the first nine months of 2016 increased $15.3 million from the same period of 2015. This increase was related to loan growth in the originated portfolio, credit migration and $4.0 million in charge-offs from a single commercial relationship involving a borrower alleged to have falsified documents and financial information over an extended period of time. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income increased $31.4 million or 26.3% for the first nine months of 2016, to $150.7 million compared to the same period of 2015. Following is a summary of the items making up non-interest income. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases related to the expanded operations from the acquisitions of METR and the BofA and Fifth Third branches.

	Nine Months Ended
	September 30,		Dollar	Percent
(in thousands)	2016	2015	Change	Change
Service charges	$73,428	$51,959	$21,469	41.3%
Trust fees	15,955	15,803	152	1.0%
Insurance commissions and fees	13,892	12,351	1,541	12.5%
Securities commissions and fees	10,400	9,958	442	4.4%
Net securities gains	596	319	277	n/m
Mortgage banking operations	7,912	6,739	1,173	17.4%
Bank owned life insurance	7,936	5,527	2,409	43.6%
Other	20,576	16,637	3,939	23.7%

Total non-interest income	$150,695	$119,293	$31,402	26.3%

Service charges on loans and deposits of $73.4 million for the first nine months of 2016 increased $21.5 million or 41.3% from the same period of 2015. The impact of organic growth and the expanded customer base due to acquisitions resulted in increases of $13.8 million or 47.5% in deposit-related service charges and $7.7 million or 33.5% in other service charges and fees over this same period.

Insurance commissions and fees of $13.9 million for the first nine months of 2016 increased $1.5 million or 12.5% from the same period of 2015, primarily due to revenues from the insurance businesses acquired in June 2015, combined with the impact of new client acquisition.

Securities commissions and fees of $10.4 million for the first nine months of 2016 increased $0.4 million or 4.4% from the first nine months of 2015, primarily due to positive results from initiatives generating new customer relationships combined with increased volume, geographic expansion and improved market conditions compared to the same period of 2015.

Mortgage banking operations income of $7.9 million for the nine months of 2016 increased $1.2 million or 17.4% from the same period of 2015. During the first nine months of 2016, the Corporation sold $470.2 million of residential mortgage loans, a 39.3% increase compared to $337.6 million for the same period of 2015.

BOLI income of $7.9 million for the first nine months of 2016 increased $2.4 million or 43.6% from the same period of 2015, due to a combination of reinvesting into a higher yielding policy and death benefits received.

Other non-interest income was $20.6 million and $16.6 million for the first nine months of 2016 and 2015, respectively. During the first nine months of 2016, the Corporation recognized a gain of $2.4 million relating to the $10.0 million redemption of TPS, as previously discussed. Additionally, during the first nine months of 2016, the Corporation recorded $3.9 million more in fees earned through its commercial loan interest rate swap program, reflecting stronger demand from commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk. Also, the Corporation recorded $2.3 million less in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million during the first nine months of 2015, combined with a decreased rate of FRB dividends resulting from December 2015 legislation for banks with more than $10 billion in total assets. The first nine months of 2016 also includes $0.8 million more in gains from an equity investment and $0.6 million less in gains on the sale of fixed assets and repossessed assets.

Non-Interest Expense

Total non-interest expense of $387.3 million for the first nine months of 2016 increased $98.0 million or 33.9% from the same period of 2015. Following is a summary of the items making up non-interest expense. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the increases related to the expanded operations from the acquisitions of METR and the BofA and Fifth Third branches.

	Nine Months Ended
	September 30,		Dollar	Percent
(in thousands)	2016	2015	Change	Change
Salaries and employee benefits	$178,681	$151,559	$27,122	17.9%
Net occupancy	29,792	25,405	4,387	17.3%
Equipment	28,604	23,583	5,021	21.3%
Amortization of intangibles	9,608	6,148	3,460	56.3%
Outside services	30,884	25,254	5,630	22.3%
FDIC insurance	14,345	9,630	4,715	49.0%
Merger and acquisition related	35,790	1,683	34,107	n/m
Other	59,623	46,041	13,582	29.5%

Total non-interest expense	$387,327	$289,303	$98,024	33.9%

Salaries and employee benefits of $178.7 million for the first nine months of 2016 increased $27.1 million or 17.9% from the same period of 2015, primarily due to employees added in conjunction with the aforementioned acquisitions and heightened regulatory compliance costs, combined with new hires, merit increases and higher medical insurance costs in 2016.

Net occupancy and equipment expense of $58.4 million for the first nine months of 2016 increased $9.4 million or 19.2% from the same period of 2015, primarily resulting from the acquisitions, combined with additional costs associated with the Corporation’s continued investment in new technology. Technology is being used to meet both customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and regulatory requirements. These increases were partially offset by lower costs attributable to a mild winter season in the first nine months of 2016, compared to the same period in 2015.

Amortization of intangibles expense of $9.6 million for the first nine months of 2016 increased $3.5 million or 56.3% from the first nine months of 2015, due to the additional core deposit intangibles added as a result of the METR acquisition and branches purchased from BofA and Fifth Third.

Outside services expense of $30.9 million for the first nine months of 2016 increased $5.6 million or 22.3% from the same period of 2015, primarily due to additional costs resulting from the merger and acquisition activity.

FDIC insurance of $14.3 million increased $4.7 million or 49.0% from the same period of 2015, primarily due to a higher level of classified assets relating to the METR acquisition combined with a higher assessment base due to merger and acquisition activity.

During the first nine months of 2016, the Corporation recorded $35.8 million in merger and acquisition related costs associated with the METR acquisition and Fifth Third branch acquisition. During the same period of 2015, the Corporation recorded $1.7 million in merger expenses associated with the BofA branch acquisition. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

Other non-interest expense was $59.6 million and $46.0 million for the first nine months of 2016 and 2015, respectively. During the first nine months of 2016, the Corporation incurred a $2.6 million impairment charge on acquired other assets relating to low income housing projects. Additionally, for the first nine months of 2016, supplies expense increased $2.4 million, marketing expenses increased $2.2 million, miscellaneous losses increased $1.8 million, loan-related expenses increased $1.8 million, state taxes increased $1.0 million, business development expenses increased $0.9 million, telephone expense increased $0.7 million and postage expense increased $0.4 million, all primarily due to acquisitions and volume increases related to organic growth. Partially offsetting these increases was a decrease of $1.0 million in OREO expenses.

Income Taxes

The following table presents information regarding income tax expense and certain tax rates:

	Nine Months Ended
	September 30,
(dollars in thousands)	2016	2015
Income tax expense	$52,950	$52,575
Effective tax rate	30.7%	30.4%
Statutory tax rate	35.0%	35.0%

Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

FINANCIAL CONDITION

The following table presents condensed consolidated ending balance sheets:

(dollars in thousands)	September 30, 2016	December 31, 2015	Dollar Change	Percent Change
Assets
Cash and cash equivalents	$445,250	$489,119	$(43,869)	(9.0)%
Securities	4,326,861	3,267,628	1,059,233	32.1%
Residential mortgage loans held for sale	17,862	4,781	13,081	273.6%
Loans and leases, net	14,616,552	12,048,428	2,568,124	21.3%
Goodwill and other intangibles	1,103,652	878,730	224,922	25.6%
Other assets	1,073,737	868,976	204,761	23.6%

Total Assets	$21,583,914	$17,557,662	$4,026,252	22.9%

Liabilities and Stockholders’ Equity
Deposits	$15,976,884	$12,623,463	$3,353,421	26.6%
Borrowings	2,823,605	2,690,376	133,229	5.0%
Other liabilities	212,845	147,641	65,204	44.2%

Total liabilities	19,013,334	15,461,480	3,551,854	23.0%
Stockholders’ equity	2,570,580	2,096,182	474,398	22.6%

Total Liabilities and Stockholders’ Equity	$21,583,914	$17,557,662	$4,026,252	22.9%

The September 30, 2016 balance sheet includes the Fifth Third branch purchase and METR acquisition mentioned previously.

Non-Performing Assets

Non-performing loans and OREO increased $25.1 million, from $110.8 million at December 31, 2015 to $136.0 million at September 30, 2016. This reflects increases of $24.9 million and $1.6 million in non-accrual loans and OREO, respectively, partially offset by a decrease of $1.4 million in TDRs. The increase in non-accrual loans is attributable to the migration of a few commercial borrowers in the commercial and industrial portfolio that operate largely within commodity-based industries that have faced pricing pressures. The increase in OREO is the result of properties acquired from METR and Fifth Third, including banking facilities that are no longer in use and was partially offset by the sale of several commercial OREO properties totaling $7.6 million. The decrease in TDRs was primarily attributable to payoffs of modified commercial credits.

Following is a summary of total non-performing loans, by class:

(in thousands)	September 30, 2016	December 31, 2015	Dollar Change	Percent Change
Commercial real estate	$20,137	$26,087	$(5,950)	(22.8)%
Commercial and industrial	37,334	14,846	22,488	151.5%
Commercial leases	3,359	659	2,700	409.7%

Total commercial loans and leases	60,830	41,592	19,238	46.3%
Direct installment	15,071	13,791	1,280	9.3%
Residential mortgages	13,397	12,763	634	5.0%
Indirect installment	1,926	1,514	412	27.2%
Consumer lines of credit	3,242	2,265	977	43.1%
Other	1,000	—	1,000	n/m

Total non-performing loans	$95,466	$71,925	$23,541	32.7%

Following is a summary of performing, non-performing and non-accrual originated TDRs, by class:

(in thousands)	Performing	Non- Performing	Non-Accrual	Total
September 30, 2016
Commercial real estate	$—	$197	$3,984	$4,181
Commercial and industrial	—	7	2,162	2,169

Total commercial loans	—	204	6,146	6,350
Direct installment	9,954	8,703	1,704	20,361
Residential mortgages	4,765	10,291	1,205	16,261
Indirect installment	—	185	3	188
Consumer lines of credit	2,311	1,255	249	3,815

Total TDRs	$17,030	$20,638	$9,307	$46,975

December 31, 2015
Commercial real estate	$—	$1,653	$6,051	$7,704
Commercial and industrial	—	361	813	1,174

Total commercial loans	—	2,014	6,864	8,878
Direct installment	7,908	8,985	1,137	18,030
Residential mortgages	5,184	9,881	190	15,255
Indirect installment	—	153	24	177
Consumer lines of credit	2,073	995	92	3,160

Total TDRs	$15,165	$22,028	$8,307	$45,500

Allowance for Credit Losses

The allowance for credit losses of $156.9 million at September 30, 2016 increased $14.9 million or 10.5% from December 31, 2015, primarily in support of growth in originated loans and leases and normal credit migration. The provision for credit losses during the nine months ended September 30, 2016 was $43.0 million, covering net charge-offs of $28.2 million and additional specific reserves of $6.9 million, with the remainder primarily supporting strong organic loan and lease growth. The allowance for credit losses as a percentage of non-performing loans for the Corporation’s total portfolio decreased from 197.44% as of December 31, 2015 to 165.35% as of September 30, 2016, reflecting an increase in the level of non-performing loans relative to the increase in the allowance for credit losses during the nine month period.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations.

	At or For the Three Months Ended
	September 30, 2016	December 31, 2015	September 30, 2015
Non-performing loans / total originated loans and leases	0.76%	0.64%	0.63%
Non-performing loans + OREO / total originated loans and leases + OREO	1.08%	0.99%	0.99%
Allowance for credit losses (originated loans) / total originated loans and leases	1.23%	1.23%	1.22%
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.41%	0.25%	0.22%

Deposits

Following is a summary of deposits:

(in thousands)	September 30, 2016	December 31, 2015	Dollar Change	Percent Change
Non-interest-bearing demand	$4,082,145	$3,059,949	$1,022,196	33.4%
Interest-bearing demand	7,032,744	5,311,589	1,721,155	32.4%
Savings	2,299,408	1,786,459	512,949	28.7%
Certificates and other time deposits	2,562,587	2,465,466	97,121	3.9%

Total deposits	$15,976,884	$12,623,463	$3,353,421	26.6%

Total deposits increased from December 31, 2015 primarily as a result of the Fifth Third branch purchase and METR acquisition, combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings). Generating growth in relationship-based transaction deposits remains a key focus of the Corporation.

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

Capital management is a continuous process, with capital plans and stress testing for the Corporation and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional preferred or common stock in order to maintain its well-capitalized status. During 2016, the Corporation redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I, as these securities are no longer eligible for inclusion in tier 1 capital.

The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies (see discussion under “Enhanced Regulatory Capital Standards”). Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and minimum leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements and future merger and acquisition activity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Corporation’s management believes that, as of September 30, 2016 and December 31, 2015, the Corporation and FNBPA met all “well-capitalized” requirements to which each of them was subject.

As of September 30, 2016, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital amounts and related ratios as of September 30, 2016 and December 31, 2015 for the Corporation and FNBPA:

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
F.N.B. Corporation
Total capital	$1,884,325	11.9%	$1,587,725	10.0%	$1,369,413	8.6%
Tier 1 capital	1,551,008	9.8	1,270,180	8.0	1,051,868	6.6
Common equity tier 1	1,444,126	9.1	1,032,021	6.5	813,709	5.1
Leverage	1,551,008	7.6	1,015,756	5.0	812,605	4.0
FNBPA
Total capital	1,746,373	11.1	1,575,565	10.0	1,358,925	8.6
Tier 1 capital	1,593,425	10.1	1,260,452	8.0	1,043,812	6.6
Common equity tier 1	1,513,425	9.6	1,024,117	6.5	807,477	5.1
Leverage	1,593,425	7.9	1,007,321	5.0	805,857	4.0
December 31, 2015
F.N.B. Corporation
Total capital	$1,629,270	12.9%	$1,268,396	10.0%	$1,014,717	8.0%
Tier 1 capital	1,321,972	10.4	1,014,717	8.0	761,038	6.0
Common equity tier 1	1,200,715	9.5	824,457	6.5	570,778	4.5
Leverage	1,321,972	8.1	811,553	5.0	649,243	4.0
FNBPA
Total capital	1,426,284	11.3	1,265,990	10.0	1,012,792	8.0
Tier 1 capital	1,289,965	10.2	1,012,792	8.0	759,594	6.0
Common equity tier 1	1,209,965	9.6	822,893	6.5	569,695	4.5
Leverage	1,289,965	8.0	803,041	5.0	642,433	4.0

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

Following are some of the key provisions resulting from the final rule:

•	revises the components of regulatory capital to phase out certain TPS for banking organizations with greater than $15.0 billion in total assets;

•	adds a new minimum common equity Tier 1 (CET1) ratio of 4.5% of risk-weighted assets;

•	implements a new capital conservation buffer of CET1 equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% CET1 ratio and phased in over a three-year period beginning January 1, 2016;

•	increases the minimum Tier 1 capital ratio requirement from 4.0% to 6.0%;

•	revises the prompt corrective action thresholds;

•	retains the existing risk-based capital treatment for 1-4 family residential mortgages;

•	increases capital requirements for past-due loans, high volatility commercial real estate exposures and certain short-term loan commitments;

•	expands the recognition of collateral and guarantors in determining risk-weighted assets;

•	removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

The final rule, which became effective for the Corporation on January 1, 2015, includes a phase-in period through January 1, 2019 for several provisions of the rule, including the new minimum capital ratio requirements and the capital conservation buffer.

As required by the Dodd-Frank Act, the FRB and OCC published final rules regarding DFAST rules. The DFAST rules require institutions, such as the Corporation and FNBPA, with average total consolidated assets greater than $10 billion, to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the DFAST rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The DFAST rules and guidance require increased involvement by boards of directors in the stress testing process and public disclosure of the results. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests commencing in 2014. The public disclosure of the Corporation’s stress testing results using data as of December 31, 2015 was in October 2016. The Corporation’s capital ratios reflected in these stress test calcuations exceeded the well-capitalized levels, even under the severely adverse scenario. This is an important factor considered by the FRB and OCC in evaluating the capital adequacy of the Corporation and FNBPA and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing the Corporation’s and FNBPA’s stress test results, the FRB and OCC will consider both quantitative and qualitative factors.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. On October 2, 2015, the Corporation issued $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $98.4 million. The parent’s cash position decreased from $226.9 million at December 31, 2015 to $158.1 million at September 30, 2016, as the Corporation utilized a portion of the net proceeds from the sale of the subordinated notes to provide $70.0 million in capital to support the growth of FNBPA.

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

The LCR and MCH ratios, as well as subordinated notes data, are presented in the following table:

(dollars in thousands)	September 30, 2016	December 31, 2015	Internal limit
Liquidity coverage ratio (LCR)	2.2 times	1.8 times	> 1 time
Months of cash on hand (MCH)	14.4 months	14.0 months	> 12 months
Subordinated notes	$213,506	$208,832	n/a

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Total average deposits totaled $15.2 billion at September 30, 2016 and increased $3.2 billion, or 27.1%, year over year, due to the acquisition of METR and the Fifth Third branches, as well as organic growth. Average organic growth was $1.0 billion or 8.3% annualized for the year-to-date period. Organic growth in low-cost transaction deposits for the first nine months of 2016 was $1.1 billion, or 11.9%, led by strong organic growth in average non-interest-bearing deposits of $642.1 million, or 22.9% annualized, and average savings and NOW of $485.2 million or 7.3% annualized. The strong growth in low-cost transaction deposits was slightly offset by a decline in average time deposits of $127.0 million or 4.9% annualized for the period on an organic basis.

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

(dollars in thousands)	September 30, 2016	December 31, 2015
Unused wholesale credit availability	$6,500,000	$5,200,000
Unused wholesale credit availability as a % of FNBPA assets	30.4%	30.0%
Salable unpledged government and agency securities	$1,100,000	$1,300,000
Salable unpledged government and agency securities as a % of FNBPA assets	5.2%	7.3%

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis for the Corporation as of September 30, 2016 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 0.1% and (2.6)% as of September 30, 2016 and December 31, 2015, respectively.

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$353,801	$713,132	$875,894	$1,648,769	$3,591,596
Investments	192,251	162,490	267,603	524,114	1,146,458

	546,052	875,622	1,143,497	2,172,883	4,738,054
Liabilities
Non-maturity deposits	133,098	266,196	399,297	798,593	1,597,184
Time deposits	154,073	266,126	346,546	532,917	1,299,662
Borrowings	1,506,200	116,897	100,626	92,444	1,816,167

	1,793,371	649,219	846,469	1,423,954	4,713,013
Period Gap (Assets - Liabilities)	$(1,247,319)	$226,403	$297,028	$748,929	$25,041

Cumulative Gap	$(1,247,319)	$(1,020,916)	$(723,888)	$25,041

Cumulative Gap to Total Assets	(5.8)%	(4.7)%	(3.4)%	0.1%

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

The following repricing gap analysis as of September 30, 2016 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$6,052,989	$786,841	$685,222	$1,219,959	$8,745,011
Investments	209,720	177,092	281,642	526,607	1,195,061

	6,262,709	963,933	966,864	1,746,566	9,940,072
Liabilities
Non-maturity deposits	4,666,076	—	—	—	4,666,076
Time deposits	249,100	266,113	345,145	529,431	1,389,789
Borrowings	1,974,268	276,034	82,082	55,356	2,387,740

	6,889,444	542,147	427,227	584,787	8,443,605
Off-balance sheet	(100,000)	150,000	—	—	50,000
Period Gap (assets – liabilities + off-balance sheet)	$(726,735)	$571,786	$539,637	$1,161,779	$1,546,467

Cumulative Gap	$(726,735)	$(154,949)	$384,688	$1,546,467

Cumulative Gap to Assets	(3.8)%	(0.8)%	2.0%	8.0%

The twelve-month cumulative repricing gap to total assets was 8.0% and 5.6% as of September 30, 2016 and December 31, 2015, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of September 30, 2016.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	September 30, 2016	December 31, 2015	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	4.9%	5.7%	n/a
+ 200 basis points	3.4%	4.0%	(5.0)%
+ 100 basis points	1.7%	2.0%	(5.0)%
- 100 basis points	(3.1)%	(3.0)%	(5.0)%
Economic value of equity:
+ 300 basis points	3.2%	1.6%	(25.0)%
+ 200 basis points	3.1%	1.8%	(15.0)%
+ 100 basis points	2.2%	1.3%	(10.0)%
- 100 basis points	(7.4)%	(5.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also models scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 3.9% and 3.6% at September 30, 2016 and December 31, 2015, respectively.

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 60.4% and 58.3% of total loans as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, 76.6% of these loans, or 46.3% of total loans, are tied to the Prime and one-month LIBOR rates. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio to be relatively short and relatively unchanged from the prior year end, resulting in a portfolio duration of 3.2 years and 3.5 years at September 30, 2016 and December 31, 2015, respectively. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of September 30, 2016, the commercial swaps totaled $1.6 billion of notional principal, with $525.7 million in notional swap principal originated during the first nine months of 2016. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see the Derivative and Hedging Activities footnote to the financial statements in this Report.

The Corporation desired to remain modestly asset-sensitive during the first nine months of 2016. A number of management actions and market occurrences resulted in a slight decrease in the asset sensitivity of the Corporation’s interest rate risk position during the period. The slight decrease was due to the timing of funding loan and investment growth balanced with deposit activity. The primary drivers decreasing asset sensitivity included an increase in short-term borrowings and seasonal increases to government sweep accounts compared to the prior year end. Offsetting factors, which increased asset-sensitivity, included growth in transaction deposits referred to earlier, an increase in the amount of adjustable loans repricing in twelve months or less, and terming out fixed borrowings. Organic deposit balance sheet growth and the METR and Fifth Third acquisitions provided core transaction accounts which are less rate-sensitive deposits. The amount of outstanding variable and adjustable loans repricing in twelve months or less increased by $1.4 billion for the first nine months of 2016, and totaled $6.1 billion at September 30, 2016. In addition, the Corporation executed $200.0 million of pay fixed/receive floating interest rate swaps against three-month FHLB borrowings.

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

RISK MANAGEMENT

As a financial institution, the Corporation takes on a certain amount of risk in every business decision, transaction and activity. The Corporation’s Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk, legal and compliance risk and strategic risk. In its oversight role of the Corporation’s risk management function, the Board of Directors focuses on the Corporation’s strategies, analyses and conclusions of management relating to identifying, understanding and managing risks so as to optimize total shareholder value, while balancing prudent business and safety and soundness considerations.

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

As noted above, the Corporation has a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across the Corporation. The Operational Risk Committee is also responsible for evaluating and approving appropriate remediation efforts to address identified operational risks. The Operational Risk Committee provides periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of the Corporation’s Board of Directors regarding the enterprise-wide risk profile of the Corporation and other significant risk management issues. The Corporation’s Chief Risk Officer is responsible for the design and implementation of the Corporation’s enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. The Corporation’s Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. The Corporation’s Information and Cyber Security Department, which reports to the Chief Risk Officer, is responsible for maintaining a risk assessment of the Corporation’s information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, the Corporation’s audit function performs an independent assessment of the Corporation’s internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and the Corporation’s Audit Committee. Both the Risk Committee and Audit Committee of the Corporation’s Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of the Corporation’s Board of Directors and the Corporation’s Risk Management Council regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective and enables the Board of Directors to:

•	assess the quality of the information it receives;

•	understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	oversee and assess how senior management evaluates risk; and

•	assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS

The Corporation uses certain non-GAAP financial information and performance measures to provide information useful to investors in understanding its operating performance, efficiency and trends, and to facilitate comparisons with the performance of its peers. The non-GAAP financial measures used by the Corporation may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations.

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Corporation’s reported results prepared in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. As a result, the Corporation encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included in the following tables.

Operating Net Income Available to Common Stockholders

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
(dollars in thousands)	2016	2015	Variance	2016	2015	Variance
Net income available to common stockholders	$50,158	$38,043	31.8%	$113,570	$114,497	(0.8)%
Merger, acquisition and severance costs	299	1,312	n/m	35,790	1,683	n/m
Tax benefit of merger, acquisition and severance costs	(105)	(459)	n/m	(12,209)	(589)	n/m

Operating net income available to common stockholders (non-GAAP)	$50,352	$38,896	29.5%	$137,151	$115,591	18.7%

n/m—not meaningful

The table above shows how the Corporation’s operating net income available to common stockholders (non-GAAP) for each period indicated is derived from amounts reported in the Corporation’s financial statements. Operating net income available to common stockholders is a non-GAAP measure; the Corporation’s management believes this information helps investors understand the effect of acquisition activity in reported results. Operating net income available to common stockholders is a measure used by management to measure performance in operating the business that management believes provides investors with the ability to better understand business performance and the underlying trends produced by core business activities. The Corporation believes merger, acquisition and severance costs are not organic costs to run its operations and facilities. These charges represent expenses to satisfy contractual obligations of an acquired entity without any useful benefit to the Corporation and to convert and consolidate the entity’s records onto the FNB platforms. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

Operating Net Income per Diluted Common Share

	Three Months Ended			Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2016	2015	Variance	2016	2015	Variance
Net income per diluted common share	$0.24	$0.22	9.1%	$0.55	$0.65	(0.8)%
Effect of merger, acquisition and severance costs	—	—	n/m	0.18	0.01	n/m
Effect of tax benefit of merger, acquisition and severance costs	—		n/m	(0.06)	—	n/m

Operating net income per diluted common share (non-GAAP)	$0.24	$0.22	9.1%	$0.67	$0.66	1.5%

n/m—not meaningful

Return on Average Tangible Common Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Net income available to common stockholders (annualized)	$199,543	$150,932	$151,703	$153,082
Amortization of intangibles, net of tax (annualized)	10,970	6,711	9,978	6,826

Tangible net income available to common stockholders (annualized)	$210,513	$157,643	$161,681	$159,908

Average total stockholders’ equity	$2,562,693	$2,082,043	$2,475,198	$2,062,929
Less: Average preferred stockholder equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangibles	(1,093,378)	(869,110)	(1,049,998)	(868,843)

Average tangible common equity	$1,362,433	$1,106,051	$1,318,318	$1,087,204

Return on average tangible common equity (non-GAAP)	15.45%	14.25%	12.26%	14.71%

Return on Average Tangible Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Net income (annualized)	$207,540	$158,907	$159,757	$161,144
Amortization of intangibles, net of tax (annualized)	10,970	6,711	9,978	6,826

Tangible net income (annualized)	$218,510	$165,618	$169,735	$167,970

Average total assets	$21,386,156	$16,732,310	$20,364,810	$16,447,712
Less: Average intangibles	(1,093,378)	(869,110)	(1,049,998)	(868,843)

Average tangible assets	$20,292,778	$15,863,200	$19,314,812	$15,578,869

Return on average tangible assets (non-GAAP)	1.08%	1.04%	0.88%	1.08%

Tangible Book Value per Common Share

	September 30,
(in thousands, except per share data)	2016	2015
Total stockholders’ equity	$2,570,580	$2,094,749
Less: preferred stockholders’ equity	(106,882)	(106,882)
Less: intangibles	(1,091,876)	(873,102)

Tangible common equity	$1,371,822	$1,114,765

Ending common shares outstanding	210,224,194	175,363,439
Tangible book value per common share (non-GAAP)	$6.53	$6.36

Core Net Interest Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net interest margin (FTE)	3.36%	3.39%	3.39%	3.43%
Accretable yield adjustment	(0.04)%	(0.01)%	(0.03)%	(0.02)%

Core net interest margin (non-GAAP)	3.32%	3.38%	3.36%	3.41%

Efficiency Ratio

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2016	2015	2016	2015
Non-interest expense	$121,050	$98,149	$387,327	$289,303
Less: amortization of intangibles	(3,571)	(2,034)	(9,608)	(6,148)
Less: OREO expense	(1,172)	(1,299)	(2,752)	(3,788)
Less: merger costs	(299)	(1,312)	(35,790)	(1,683)
Less: impairment charge on other assets	—	—	(2,585)	—

Adjusted non-interest expense	$116,008	$93,504	$336,592	$277,684

Net interest income	$157,506	$125,201	$452,229	$370,889
Taxable equivalent adjustment	2,895	1,950	8,148	5,539
Non-interest income	53,240	41,359	150,695	119,293
Less: net securities gains	(299)	(314)	(596)	(319)
Less: gain on redemption of TPS	—	—	(2,422)	—

Adjusted net interest income (FTE) + non-interest income	$213,342	$168,196	$608,054	$495,402

Efficiency ratio (non-GAAP)	54.38%	55.59%	55.36%	56.05%

n/m—not meaningful

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2016, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

The risk factors below relate to the previously announced acquisition of YDKN and its wholly-owned subsidiary, Yadkin Bank, and are in addition to the risk factors previously disclosed in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

A number of factors could affect the Corporation’s ability to successfully combine its business with YDKN’s. Conversion of core data systems is expected to be more challenging than in prior acquisitions because the Corporation will need to convert two separate core data systems: YDKN’s own core data systems and those of NewBridge Bancorp, which was acquired by YDKN in March 2016 and whose core data systems have not yet been converted to YDKN’s core systems. Key employees of YDKN, whose services will be needed to complete the integration process, may elect to terminate their employment as a result of, or in anticipation of, the merger. The integration process itself could be disruptive to the Corporation’s or YDKN’s ongoing businesses, causing loss of momentum in one or more of their businesses or inconsistencies or changes in standards, practices, business models, controls, procedures and policies that could adversely affect the ability of the Corporation to maintain relationships with customers and employees. If the Corporation encounters significant difficulties in the integration process, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the merger in the timeframes projected by the Corporation could result in increased costs and decreased revenues. This could have a dilutive effect on the combined company’s earnings per share.

If the merger is not completed, the Corporation will have incurred substantial expenses without realizing the expected benefits of the merger.

The Corporation has incurred and will continue to incur substantial expenses in connection with the proposed merger with YDKN, which are charged to earnings as incurred. If the merger is not completed, these expenses will still be charged to earnings even though the Corporation would not have realized the expected benefits of the merger.

Termination of the merger agreement could negatively impact the Corporation’s prospects and stock price.

If the merger agreement with YDKN is terminated, there may be various adverse consequences to the Corporation. For example, the Corporation may have failed to pursue other beneficial opportunities due to the focus of management on the merger with YDKN without realizing any of the anticipated benefits of completing the merger, and there can be no assurance that the Corporation would be successful in competing with other financial institutions for other potential acquisition candidates. Additionally, the market price of the Corporation’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.

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

The Corporation has no prior operating experience in YDKN’s market area. YDKN’s market area also is geographically remote from the Corporation’s existing market areas, and is a more competitive market environment than the Corporation’s primary markets in Pennsylvania, Maryland and Ohio. The Corporation’s success in YDKN’s market will depend, in part, on its ability to enter YDKN’s markets with products and services that YDKN does not currently offer, such as asset-based lending, wealth management and private banking. This business strategy will require the Corporation to attract and retain qualified and experienced personnel in YDKN’s markets to support those new products and services. Competition for qualified personnel may be intense, and the Corporation may be unable to recruit these individuals away from other banks and financial institutions, or may be unable to do so at a reasonable cost. YDKN also engages in certain specialty lending areas, such as Small Business Administration lending, in which the Corporation has not developed comparable expertise, and the Corporation must rely on YDKN’s existing teams of bankers to maintain and expand those lending areas. Although the Corporation will seek to retain key employees of YDKN following the completion of the merger, including certain members of YDKN’s senior management, there can be no guarantee that the Corporation will be able to retain those employees. Moreover, the geographic distance between YDKN’s markets and the Corporation’s primary markets, as well as the lack of awareness of the Corporation’s brand in YDKN’s market area, could adversely affect the Corporation’s ability to attract and retain qualified personnel and its overall ability to operate successfully and compete in this new market area. The Corporation could lose existing customers or fail to acquire new customers in this new market, may not adequately address its new market in terms of the products and services it offers, and may fail to compete successfully with financial institutions already established within this market area.

The merger may not be accretive, and may be dilutive, to the Corporation’s earnings per share, which may negatively affect the market price of the Corporation’s common stock.

The Corporation currently expects the merger to be accretive to earnings per share in the first full calendar year after closing (excluding one-time charges). This expectation, however, is based on preliminary estimates which may materially change, including the currently expected timing of the merger. The Corporation may encounter additional transaction- and integration-related costs or other factors such as a delay in the closing of the merger, may fail to realize all of the benefits anticipated in the merger or may be subject to other factors that affect preliminary estimates or its ability to realize operational efficiencies. Any of these factors could cause a decrease in the Corporation’s earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of the Corporation’s common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

Exhibit Index

2.1	Plan of Conversion of F.N.B. Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2016).

3.1	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2016).

3.2	Bylaws of F.N.B. Corporation, effective as of August 30, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 30, 2016).

4.1	Second Supplemental Indenture dated as of August 30, 2016, by and between F.N.B. Corporation and Wilmington Trust, National Association, as Trustee (incorporated by reference to Exhibit 4.8 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed on August 31, 2016 (File No. 333-204274)).

4.2	Supplemental Indenture dated as of August 30, 2016, by and among FNB Financial Services, LP, F.N.B. Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.5.1 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed on August 30, 2016 (File No. 333-207190-01)).

4.3	Third Supplemental Indenture dated as of August 30, 2016, by and among F.N.B. Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.17 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 filed on August 30, 2016 (File No. 333-207190-01)).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: November 7, 2016	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2016	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: November 7, 2016	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)