Form 10-K
period 2016-12-31
FNB CORP/PA/
filed 2017-02-23
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2016, determined using a per share closing price on that date of $12.54, as quoted on the New York Stock Exchange, was $2,526,762,411.

As of January 31, 2017, the registrant had outstanding 211,102,122 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 17, 2017 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2017.

PART I

Forward-Looking Statements: From time to time F.N.B. Corporation has made and may continue to make written or oral forward-looking statements with respect to our outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report) also includes forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information in Item 7 of this Report.

The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and its subsidiaries, when appropriate.

ITEM 1.	BUSINESS

Overview

We are a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). We were formed in 1974 as a bank holding company and are headquartered in Pittsburgh, Pennsylvania. We completed a redomestication from the State of Florida to the Commonwealth of Pennsylvania on August 30, 2016. The redomestication was effected pursuant to a plan of conversion approved by our Board of Directors and stockholders. As a result of the redomestication, we are organized under and subject to Pennsylvania law, and remain the same entity that existed before the redomestication, with the same legal existence without interruption, and are deemed to have commenced our existence as the time we were incorporated under Florida law in 2001. We were originally incorporated in 1974 in Pennsylvania and reincorporated in Florida in 2001 after experiencing substantial growth of our business and operations in Florida in prior years. In 2004, we spun-off our Florida operations in a newly formed public company and refocused on growing our markets in Pennsylvania. Since that time, the majority of our assets, operations and employees have been located in Pennsylvania. Since closing our Florida commercial loan office in 2013 (which had been maintained solely to manage a small portfolio of Florida commercial real estate loans originated from 2004 to 2009), we have no operations or employees in Florida.

The redomestication did not cause any change in the business, physical location, management, assets, debts or liabilities of FNB. All individuals who served as directors, officers and employees of FNB prior to the redomestication continued to serve in those capacities after the redomestication. Except for the change in the state law governing our legal existence, the redomestication did not affect our common stock or Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E shares or the trading of those securities on the New York Stock Exchange (NYSE) under the symbols “FNB” and “FNBPrE,” respectively.

We have four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2016, we have 324 Community Banking offices in Pennsylvania, Ohio, Maryland and West Virginia, and 77 Consumer Finance offices in Pennsylvania, Ohio, Tennessee and Kentucky.

As a diversified financial services holding company, FNB, through our subsidiaries, provides a full range of financial services, principally to consumers, corporations, governments and small- to medium-sized businesses in our market areas. Our business strategy focuses primarily on providing quality, consumer- and commercial-based financial services adapted to the needs of each of the markets we serve. We seek to maintain our community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. We seek to preserve some decision making at a local level, however, we have centralized legal, loan review, credit underwriting, accounting, investment, audit, loan operations, deposit operations and data processing functions. The centralization of these processes enables us to maintain consistent quality of these functions and to achieve certain economies of scale.

As of December 31, 2016, we had total assets of $21.8 billion, loans of $14.9 billion and deposits of $16.1 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

Recent Developments

We seek to grow organically and by opportunistic acquisitions. Since December 31, 2015, our total assets have grown $4.3 billion, or 24.4%, through a combination of organic growth and acquisitions. Descriptions of the acquisitions completed during 2016 are provided below.

Branch Purchase – Fifth Third Bank

On April 22, 2016, we completed our purchase of 17 branch-banking locations and related consumer loans in the Pittsburgh, Pennsylvania metropolitan area from Fifth Third Bank (Fifth Third). The fair value of the acquired assets totaled $316.6 million, including $198.9 million in cash, $97.7 million in loans and $14.1 million in fixed and other assets. We also assumed $302.5 million in deposits, for which we paid a deposit premium of 1.97%, as part of the transaction.

Metro Bancorp, Inc.

On February 13, 2016, we completed our acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. On the acquisition date, METR had assets with a net book value of $2.8 billion, including $1.9 billion in loans and deposits with a net book value of $2.3 billion. The acquisition was valued at $404.0 million and resulted in FNB issuing 34,041,181 shares of our common stock in exchange for 14,345,319 shares of METR common stock.

Other acquisitions, exclusive of branch and insurance acquisitions, completed during the last five years are summarized below:

Acquired Entity	Acquired Bank	Year	Fair Value of Assets Acquired
(dollars in millions)
OBA Financial Services, Inc. (OBA)	OBA Bank	2014	$390.2
BCSB Bancorp, Inc. (BCSB)	Baltimore County Savings Bank	2014	596.1
PVF Capital Corp. (PVF)	Park View Federal Savings Bank	2013	737.2
Annapolis Bancorp, Inc. (ANNB)	BankAnnapolis	2013	430.3
Parkvale Financial Corporation (PVFC)	Parkvale Bank	2012	1,743.9

These acquisitions have supported our expansion into the attractive markets of Pittsburgh, Pennsylvania, Cleveland, Ohio and Baltimore, Maryland. For more detailed information concerning the most recent acquisitions, see Note 3, “Mergers and Acquisitions” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Pending Acquisition – Yadkin Financial Corporation

On July 20, 2016, we entered into a definitive merger agreement to acquire Yadkin Financial Corporation (YDKN), a bank holding company based in Raleigh, North Carolina, with approximately $7.5 billion in total assets. The acquisition is valued at approximately $1.4 billion (using the December 30, 2016 FNB stock price of $16.03 per share, the acquisition is valued at $1.8 billion). Under the terms of the merger agreement, YDKN common stockholders will be entitled to receive 2.16 shares of FNB common stock for each share of YDKN common stock. We expect to issue approximately 111.7 million shares of our common stock in exchange for approximately 51.7 million shares of YDKN common stock. YDKN’s banking affiliate, Yadkin Bank, will merge into First National Bank of Pennsylvania (FNBPA) on the acquisition date. This acquisition will enable us to enter attractive North Carolina markets, including Raleigh, Charlotte and the Piedmont Triad, which is comprised of Winston-Salem, Greensboro and High Point. This transaction is expected to be completed in March 2017, pending regulatory approvals and the satisfaction of other closing conditions. The transaction has already been approved by the stockholders of both FNB and YDKN.

Business Segments

In addition to the following information relating to our business segments, more detailed information is contained in Note 22, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2016, FNB had four business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer. The Consumer Finance segment consists of a multi-state consumer finance company.

Community Banking

Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. As of December 31, 2016, our Community Banking segment operated in Pennsylvania, Ohio, Maryland and West Virginia.

The goals of Community Banking are to generate high-quality, profitable revenue growth through increased business with our current customers, attract new customer relationships through FNBPA’s current branches and expand into new and existing markets through de novo branch openings, acquisitions and the establishment of loan production offices. We consider Community Banking an important source of revenue opportunity through the cross-selling of products and services offered by our other business segments.

The lending philosophy of Community Banking is to establish high-quality customer relationships, while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying our loan portfolio by industry and borrower, and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the geographic market areas served by Community Banking.

No material portion of the loans or deposits of Community Banking has been obtained from a single customer or small group of customers, and the loss of any one customer’s loans or deposits or a small group of customers’ loans or deposits by Community Banking would not have a material adverse effect on the Community Banking segment or on FNB. The substantial majority of the loans and deposits have been generated within the geographic market areas in which Community Banking operates.

Wealth Management

Our Wealth Management segment delivers wealth management services to individuals, corporations and retirement funds, as well as existing customers of Community Banking, located primarily within our geographic markets.

Our Wealth Management operations are conducted through three subsidiaries of FNBPA. First National Trust Company (FNTC) provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2016, the fair value of trust assets under management was approximately $4.1 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

Our Wealth Management segment also includes two other subsidiaries. First National Investment Services Company, LLC (FNIS) offers a broad array of investment products and services for customers of Wealth Management through a networking relationship with a third-party licensed brokerage firm. F.N.B. Investment Advisors, Inc. (FNBIA), an investment advisor registered with the Securities and Exchange Commission (SEC), offers customers of Wealth Management comprehensive investment programs featuring mutual funds, annuities, stocks and bonds.

No material portion of the business of Wealth Management has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Wealth Management would not have a material adverse effect on the Wealth Management segment or on FNB.

Insurance

Our Insurance segment operates principally through First National Insurance Agency, LLC (FNIA), which is a subsidiary of FNB. FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within FNB’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels.

Our Insurance segment also includes a reinsurance subsidiary, Penn-Ohio Life Insurance Company (Penn-Ohio). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by FNB’s lending subsidiaries. Additionally, FNBPA owns a direct subsidiary, First National Corporation, which offers title insurance products.

No material portion of the business of Insurance has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Insurance would not have a material adverse effect on the Insurance segment or on FNB.

Consumer Finance

Our Consumer Finance segment operates through our subsidiary, Regency Finance Company (Regency), which is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. Such activity is primarily funded through the sale at Regency’s branch offices of subordinated notes which are issued by one of our indirect subsidiaries, FNB Financial Services, LP, and guaranteed by FNB. The Consumer Finance segment operates in Pennsylvania, Ohio, Tennessee and Kentucky.

No material portion of the business of Consumer Finance has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Consumer Finance would not have a material adverse effect on the Consumer Finance segment or on FNB.

Other

We also operate other non-banking subsidiaries which are not to be considered reportable segments of FNB. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC ceased financing new portfolio companies in July 2013. FNBCC has a 21.9% funding commitment in Tecum Capital Partners, L.P. (formerly known as F.N.B. Capital Partners, L.P.) (Tecum), a Small Business Investment Company licensed by the U.S. Small Business Administration. Tecum is not an affiliate or a subsidiary of FNB. F.N.B. Statutory Trust II and Omega Financial Capital Trust I issued trust preferred securities (TPS) to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, the company established to issue, administer and repay the subordinated notes through which loans in the Consumer Finance segment are funded. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 22, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

We operate in Pennsylvania, eastern Ohio, and northern West Virginia, which are areas with relatively stable markets and modest growth. Additionally, we operate in the Baltimore, Maryland Metropolitan Statistical Area and Montgomery County, Maryland which are relatively higher growth markets. In addition to Pennsylvania and Ohio, our Consumer Finance segment also operates in northern and central Tennessee and western and central Kentucky.

Our subsidiaries compete for loans, deposits and financial services business with a large number of financial institutions and other lenders engaged in the business of extending credit. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits comes from commercial banks, savings banks and credit unions. Additional competition for deposits comes from non-depositary competitors such as financial technology companies, mutual funds, securities and brokerage firms and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, our subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies.

In Regency’s market areas of Pennsylvania, Ohio, Tennessee and Kentucky, our active competitors include banks, credit unions and national, regional and local consumer finance companies, some of which have substantially greater resources than that of Regency. The ready availability of consumer credit through charge accounts and credit cards constitutes additional competition. In this market area, competition is based on the rates of interest charged for loans, the rates of interest paid to obtain funds and the availability of customer services.

The ability to deploy and use technology effectively is an important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, management of risk management matters and protection of the security of customer information, but also in processing information. FNB and each of our subsidiaries must continually make technological investments to remain competitive in the financial services industry. FNBPA has executed several initiatives that have integrated and streamlined its physical branch and e-delivery channels.

Underwriting

Commercial Loans

Our Credit Policy requires, among other things, that all commercial loans be underwritten to document the borrower’s financial capacity to support the cash flow required to repay the loan. The Credit Policy also contains additional guidelines and requirements applicable to specific loan products or lines of business. We have developed a proprietary underwriting system for all corporate business loan relationships and utilize a third party solution for small business loan relationships, with both platforms supporting consistency in underwriting across the entire footprint and credit decisions to be made at the local and regional level in accordance with approval policies. As part of this underwriting, we require clear and concise documentation of the borrower’s ability to repay the loan based on current financial statements and/or tax returns, plus pro-forma financial statements, as appropriate. Specific guidelines for loan terms and conditions are outlined in our Credit Policy. The guidelines also detail the collateral requirements for various loan types. It is our general practice to obtain personal guarantees, supported by current personal financial statements and/or tax returns, to reduce the credit risk, as appropriate.

For loans secured by commercial real estate, we obtain current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. Our general policy for commercial real estate loans is to limit the terms of the loans to not more than 20 years and to have loan-to-value (LTV) ratios not exceeding 80% on owner-occupied and income producing properties, while land and development-secured projects have more stringent LTV requirements of 65% and 75%, respectively. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms, and in many instances, these loans mature within 5 years. As it relates to non-real estate secured loans, our Credit Policy dictates similar guidelines for maximum terms and acceptable advance rates for loans that are not secured by real estate.

Consumer Loans

Our revolving home equity lines of credit (HELOC) are generally variable rate loans underwritten based on fully indexed rates. For home equity loans, our policy is to generally require a LTV ratio not in excess of 85% and Fair Isaac Corporation (FICO) scores of not less than 710. In certain circumstances, we will extend credit to borrowers with a LTV ratio over 85% on a limited and closely monitored basis. Our underwriters evaluate a borrower’s debt service capacity on all line of credit applications by utilizing an interest shock rate of 3% over the prevailing variable interest rate at origination. The borrower’s debt-to-income ratio must remain within our guidelines under the shock rate repayment formula. FNB has elected, with the onset of the qualified mortgage (QM) rules established by the Consumer Financial Protection Bureau (CFPB) in 2014, to tightly limit the origination of non-QM loans.

FNB’s policy for our indirect installment loans, which third parties (primarily auto dealers) within our approved dealer network originate, is to require a minimum FICO score of 640 for the borrower, the age of the vehicle not to exceed 8 years or 100,000 miles and an appropriate LTV ratio, not to exceed 115% inclusive of back-end added products, based on the year and make of the vehicle financed.

We structure our consumer loan products to meet the diverse credit needs of consumers in our market for personal and household purposes. These loan products are on a fixed amount or revolving basis depending on customer need and borrowing capacity. Our loans and lines of credit attempt to balance borrower budgeting sensitivities with realistic repayment maturities within a philosophy that encourages consumer financial responsibility, sound credit risk management and development of strong customer relationships.

Our consumer loan policies and procedures require prospective borrowers to provide appropriate and accurate financial information that will enable our loan underwriting personnel to make sound credit decisions. Specific information requirements vary based on loan type, risk profile and secondary investor requirements where applicable. In all extensions of credit, however, we require evidence of capacity to repay as well as an independent credit report, both of which help assess the prospective borrower’s willingness and ability to repay the debt. If any information submitted by the prospective borrower raises reasonable doubts with respect to the willingness and ability of the borrower to repay the loan, FNB denies the credit. We do not provide loans in which there is no verification of the prospective borrower’s income. We do not make interest-only or similar type residential mortgage loans.

We often take collateral to support an extension of credit and to provide additional protection should the primary source of repayment fail. Consequently, we limit unsecured extensions of credit in amount and only grant them to borrowers with adequate capacity and above-average credit profiles. We expressly discourage unsecured credit lines for debt consolidation, unless there is compelling evidence that the borrower has sufficient liquidity and net worth to repay the loan from alternative sources in the event of income disruption.

Our loan policy requires full independent appraisals of residential real estate collateral values on residential mortgage applications of $250,000 and greater, though it is our general practice to obtain full independent appraisals for applications of $100,000 and greater. We may use algorithm-based valuation models for residential mortgages under $100,000. We recognize the limitations as well as the benefits of these valuation products. FNB’s policy is to be conservative in their use but fluid and flexible in interpreting reasonable collateral values when obtained.

We monitor consumer loans with exceptions to our policy including, but not limited to, LTV ratios, FICO scores and debt-to-income ratios. Management routinely evaluates the type, nature, trend and scope of these exceptions and reacts through policy changes, lender counseling, adjustment of loan authorities and similar prerogatives to assure that the retail assets generated meet acceptable credit quality standards. As an added precaution, our risk management personnel conduct periodic reviews of loan files.

Regency Finance Company Loans

Regency originates three general types of loans: direct non-real estate, indirect sales finance and limited direct real estate. Regency uses a quality control program to review, in an independent manner, loan origination and servicing on a monthly basis to ensure adherence with compliance and credit criteria standards. Regency loans comprise 1.2% of our total loans and leases as of December 31, 2016, with an average loan size of $2,415.

Regency evaluates each applicant for credit on an individual basis measuring attributes derived from the review of credit reports, income verification and collateral, if applicable, with product-specific underwriting standards. Regency utilizes a prospective borrower’s reported income to derive debt-to-income ratios that permit Regency to follow a conservative approach in evaluating a potential borrower’s ability to pay debt service. Regency utilizes an on-line loan origination system that provides consistency in its loan application and approval process.

Regency underwrites limited direct real estate loans utilizing a risk-based pricing matrix that evaluates the applicants by FICO score, credit criteria and LTV ratio. First lien general LTV standards permit a maximum of 85% of appraised value. Regency does not offer variable rate real estate secured loans. Regency does not offer unverified or no documentation loans.

Regency underwrites direct financing for automobile secured loans utilizing a risk-based pricing matrix that evaluates the applicants by FICO score, credit criteria and advance rate as a percentage of the book value of the vehicle. Regency will only grant credit secured by an automobile at the current (time of application) National Automobile Dealers Association Book retail price.

Regency generates indirect sales finance applications and subsequent loans through dealers that Regency approves for the purpose of the customer’s finance of a purchase such as furniture or windows. Regency grants credit in a similar manner as set forth above for direct real estate loans. Pricing parameters are generally dealer and geography specific. Regency underwrites direct non-real estate personal and secured loans represented above with the exception that this product does not rely solely on FICO scores. Specific analysis of the applicant’s credit report and income verification are the principal elements of Regency’s credit decision with respect to direct non-real estate personal and secured loans.

Employees

As of January 31, 2017, FNB and our subsidiaries had 3,326 full-time and 495 part-time employees. Our management considers our relationship with our employees to be satisfactory.

Government Supervision and Regulation

The following summary sets forth certain material elements of the regulatory framework applicable to FNB and our subsidiaries. The bank regulatory framework is intended primarily for the protection of depositors through the federal deposit insurance guarantee, and not for the protection of security holders. Numerous laws and regulations govern the operations of financial services institutions and their holding companies. Significant elements of the laws and regulations applicable to FNB and our affiliates are described in this section. To the extent that the following information describes statutory and regulatory provisions or governmental policies, such descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies referenced herein. In addition, certain of FNB’s public disclosure, internal control environment, risk and capital management and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and related regulations and rules of the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Also, FNB is subject to the rules of the NYSE for listed companies. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As a financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face increased complexity and additional risks and costs in our compliance efforts.

GENERAL

FNB is a legal entity separate and distinct from our subsidiaries. As a financial holding company and a bank holding company, FNB is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act), and is subject to regulation, inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB).

The FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, meaning its subsidiary broker-dealers, investment managers, investment advisory companies, insurance companies and banks, as applicable, are subject to the jurisdiction of various federal and state “functional” regulators.

Our subsidiary bank, FNBPA, and FNBPA’s subsidiary trust company, FNTC, are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is a bureau of the U.S. Department of the Treasury (UST). FNBPA is also subject to certain regulatory requirements of the CFPB, Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including requirements to maintain reserves against deposits, capital requirements, limitations regarding dividends, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, inter-affiliate transactions, Community Reinvestment Act (CRA), consumer compliance and anti-discrimination laws and unfair and deceptive practices prohibitions, monitoring obligations under the federal bank secrecy act and anti-money laundering requirements, limitations on the types of investments that may be made, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, FNB and our subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of FNB and our ability to make distributions to our stockholders. If we fail to comply with these or other applicable laws and regulations, we may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.

Pursuant to the GLB Act, bank holding companies such as FNB that have qualified as financial holding companies because they are “well-capitalized” and “well managed” have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing and market-making; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature, incidental thereto or complementary to a financial activity. The GLB Act repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act, which had previously restricted banking organizations’ ability to engage in certain types of business activities (subsequently further modified by the Dodd-Frank Act, as discussed below). As a result of the GLB Act, a bank holding company may engage in those activities directly or through subsidiaries by qualifying as a “financial holding company.” FNB is a financial holding company. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company continues such status and gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC (see discussion under the caption, “Financial Holding Company Status and Activities”).

As a regulated financial holding company, FNB’s relationships and good standing with our regulators are of fundamental importance to the continuation and growth of our businesses. The FRB, OCC, FDIC, CFPB and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of FNB or our subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, FNB, FNBPA, FNTC and other affiliates are subject to examination by the various federal regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of our businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity, consumer compliance, anti-discrimination laws, unfair and deceptive practices prohibitions, community reinvestment and various other factors. An examination downgrade by any of FNB’s federal bank regulators could potentially result in the imposition of significant fines, penalties, limitations and prohibitions on the activities and growth of FNB and our subsidiaries.

There are numerous laws, regulations and rules governing the activities of financial institutions, financial holding companies and bank holding companies. The following discussion is general in nature and seeks to highlight some of the more significant of these regulatory requirements, but does not purport to be complete or to describe all of the laws and regulations that apply to us and our subsidiaries.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

Implementation of the Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things,

•	enhanced authority over troubled and failing banks and their holding companies;
•	increased capital and liquidity requirements;
•	increased regulatory examination fees;
•	increased to the assessments banks must pay the FDIC for federal deposit insurance; and
•	specific provisions designed to improve supervision and oversight of bank safety and soundness and consumer practices, by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that is enforced by new and existing federal regulatory agencies and authorities, including the Financial Stability Oversight Council (FSOC), FRB, OCC, FDIC and CFPB. The following description briefly summarizes certain impacts of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of FNB and our subsidiaries.

Deposit Insurance.    The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, requiring the minimum to be increased from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, leaving the designated reserve ratio to the discretion of the FDIC, which has set 2% as the designated reserve ratio. Several of these provisions have increased, and may continue to increase, the FDIC deposit insurance premiums FNBPA pays. In 2016, the FDIC premium surcharge assessed on assets over $10 billion was at 4.5 basis points annualized, which resulted in an additional expense for the last six months of 2016 of $2.2 million.

Interest on Demand Deposits.    The Dodd-Frank Act permits depository institutions to pay interest on demand deposits. In accordance therewith, we pay interest on certain classes of commercial demand deposits.

Trust Preferred Securities.    Pursuant to Section 619 of the Dodd-Frank Act (the Volcker Rule), the federal bank regulatory agencies issued rules which provide that for banking entities with $15 billion or more in consolidated assets, TPS, on a phased-out basis, no longer qualifies as tier 1 capital after January 1, 2016 (see discussion under the captions, “Capital and Operational Requirements” and “Increased Capital Standards and Enhanced Supervision”).

The Consumer Financial Protection Bureau.    The Dodd-Frank Act created a new, independent CFPB within the FRB. The CFPB’s responsibility is to establish, implement and enforce laws, rules and regulations under certain federal consumer protection laws with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking and enforcement authority over many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, discriminatory, deceptive or abusive practices in connection with the offering of consumer financial products. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general will have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and against, with respect to certain non-preempted laws, national banks. Compliance with any such new regulation or other precedent established by the CFPB and/or states could reduce our revenue, increase our cost of operations and compliance, and limit, prevent, or make more costly, our ability to expand into certain products and services.

Debit Card Interchange Fees.    On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus 0.05% of the transaction total (and an additional one cent to account for fraud protection costs).

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

Certain transactions (including loans and credit extensions from FNBPA) between FNBPA and FNB and/or our affiliates and subsidiaries are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and FRB regulation. Transactions subject to these restrictions are generally required to be made on an arm’s-length basis. These restrictions generally do not apply to transactions between FNBPA and its direct wholly-owned subsidiaries.

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

The changes resulting from the Dodd-Frank Act continue to impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, increased compliance costs, imposition of more stringent capital, liquidity and leverage requirements upon us or otherwise adversely affect our business. These changes may also require us to continue to invest significant management attention and compliance, legal, risk and audit resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. We cannot predict what effect any newly implemented, presently contemplated or future changes in the laws or regulations or their interpretations would have on us.

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

FNB, like other bank holding companies, through December 31, 2016 was required to maintain common equity tier1, tier 1 and total capital (the sum of tier 1 and tier 2 capital) equal to at least 5.125%, 6.625% and 8.625%, respectively, of our total risk-weighted assets (including various off-balance sheet items). Risk-based capital ratios are calculated by dividing tier 1 and total capital by risk-weighted assets. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2016, our common equity tier 1, tier 1 and total capital ratios under these guidelines were 9.2%, 9.9% and 12.0%, respectively. At December 31, 2016, we had $173.2 million of capital securities and subordinated debt that qualified as tier 2 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 4.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Our leverage ratio at December 31, 2016 was 7.7%.

Further, the FRB has indicated that it will consider a “tangible tier 1 capital leverage ratio” (deducting all intangibles) and all other indicators of capital strength in evaluating proposals for expansion or new activities.

Increased Capital Standards and Enhanced Supervision

The Dodd-Frank Act imposes a series of more onerous capital requirements on financial companies and other companies, including swap dealers and non-bank financial companies that are determined to be of systemic risk. Compliance with heightened capital standards may reduce FNB’s ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.

The Dodd-Frank Act’s regulatory capital requirements are intended to ensure that “financial institutions hold sufficient capital to absorb losses during future periods of financial distress.” The Dodd-Frank Act directs federal banking agencies to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions, their holding companies and non-bank financial companies that have been determined to be systemically significant by the FSOC.

The Dodd-Frank Act requires that, at a minimum, regulators apply to bank holding companies and other systemically significant non-bank financial companies the same capital and risk standards that such regulators apply to banks insured by the FDIC. An important consequence of this requirement is that hybrid capital instruments, such as TPS, were no longer included in the definition of tier 1 capital after December 31, 2016, for banking entities with over $15 billion in consolidated assets. Tier 1 capital includes common stock, retained earnings, certain types of preferred stock and TPS. Since TPS are not currently counted as tier 1 capital for insured banks, the effect of the Dodd-Frank Act is that such securities will no longer be included as tier 1 capital for bank holding companies or financial holding companies. Excluding TPS from tier 1 capital could significantly decrease regulatory capital levels of holding companies that have traditionally relied on TPS to meet capital requirements. The Dodd-Frank Act capital requirements may force bank holding companies to raise other forms of tier 1 capital, for example, by issuing perpetual non-cumulative preferred stock. Since common stock must typically constitute at least 50 percent of tier 1 capital, many bank holding companies and systemically significant non-bank companies may consider dilutive follow-on offerings of common stock, such as the offering we executed in November 2013.

In order to ease the compliance burden associated with the new capital requirements, the Dodd-Frank Act provides a number of exceptions and phase-in periods. For bank holding companies with over $15 billion in consolidated assets and systemically important non-bank financial companies, any “regulatory capital deductions” for debt or equity issued before May 19, 2010 were phased in incrementally from January 1, 2013 to January 1, 2016. The term “regulatory capital deductions” refers to the exclusion of hybrid capital from tier 1 capital. On a fully phased-in basis under these new standards, we continue to exceed all estimated well-capitalized regulatory requirements.

Basel III Capital Rules

In July 2013, FNB’s and FNBPA’s primary federal regulator, the FRB, published the Basel III Capital Rules (Basel III) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including FNB and FNBPA, compared to the then-existing U.S. risk-based capital rules. Basel III defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III also addresses risk weights and other issues affecting the denominator in a banking institution’s regulatory capital ratios and replaces the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. Basel III also implements the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Basel III became effective for FNB and FNBPA on January 1, 2015 (subject to a phase-in period for certain provisions).

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

When fully phased in on January 1, 2019, Basel III will require FNB and FNBPA to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, tier 1 plus tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of tier 1 capital to average quarterly assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases and compensation depending on the amount of the shortfall.

Under Basel III, the initial minimum capital ratios that became effective on January 1, 2015 are as follows:

•	4.5% CET1 to risk-weighted assets;
•	6.0% tier 1 capital to risk-weighted assets;
•	8.0% total capital to risk-weighted assets; and
•	4.0% tier 1 capital to average quarterly assets.

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations which do not use the advanced approach, such as FNB and FNBPA, may make a one-time permanent election to continue to exclude these items. FNB and FNBPA made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of FNB’s available-for-sale securities portfolio. Basel III also precludes certain hybrid securities, such as TPS, as tier 1 capital of bank holding companies, subject to phase-out. TPS no longer included in FNB’s tier 1 capital may nonetheless be included as a component of tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (starting at 40% on January 1, 2015, with an additional 20% per year thereafter over the implementation period). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to FNBPA, Basel III also revises the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, as discussed below under the caption “Prompt Corrective Action.”

Basel III prescribes a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specific changes to the rules impacting FNB’s determination of risk-weighted assets include, among other things:

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

Management believes that, as of December 31, 2016, FNB and FNBPA meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

Stress Testing

As required by the Dodd-Frank Act, the FRB and OCC published final rules regarding company-run stress testing (DFAST). The DFAST rules require institutions, such as FNB and FNBPA, with average total consolidated assets greater than $10 billion, to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the DFAST rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The DFAST rules and guidance require increased involvement by boards of directors in the stress testing process and public disclosure of the results. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests commencing in 2014. The public disclosure of FNB’s stress testing results using data as of December 31, 2015 was in October 2016. Our capital ratios reflected in the stress test calculations exceeded the well-capitalized levels, even under the severely adverse scenario. This is an important factor considered by the FRB and OCC in evaluating the capital adequacy of FNB and FNBPA and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing FNB’s and FNBPA’s stress test results, the FRB and OCC will consider both quantitative and qualitative factors.

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, classifies insured depository institutions into five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements, restrictions on its business and a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and in certain circumstances the appointment of a conservator or receiver. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became ”undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, the obligation under such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital, common equity tier 1 and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a common equity tier 1 risk-based capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2016.

When determining the adequacy of an institution’s capital, federal regulators must also take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks. This evaluation is made as part of the institution’s regular safety and soundness examination. In addition, any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

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

Under to these rules, if the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power to:

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

Consumer Protection Statutes and Regulations

In addition to the consumer regulations promulgated by the FRB, OCC and state agencies, and the regulations that may be issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

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

We continuously evaluate the impact of the consumer rules issued by the CFPB to determine if they will have any long-term impact on its mortgage loan origination and servicing activities. Compliance with these rules will likely increase our overall regulatory compliance costs and decrease fee income opportunities.

Dividend Restrictions

Our primary source of funds for cash distributions to our stockholders, and funds used to pay principal and interest on our indebtedness, is dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to FNB, including requirements to maintain capital above regulatory minimums. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of its net income for the current year combined with its retained net income for the two preceding years. The OCC has the authority to prohibit the payment of dividends by a national bank if it determines such payment would be an unsafe or unsound banking practice. In addition to dividends from FNBPA, other sources of parent company liquidity for FNB include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries.

In addition, the ability of FNB and FNBPA to pay dividends may be affected by the various minimum capital requirements previously described in the “Capital and Operational Requirements,” “Basel III Capital Rules” and “Stress Testing” discussions herein, and the capital and non-capital standards established under FDICIA, as described above. The right of FNB, our stockholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Source of Strength

According to the Dodd-Frank Act and FRB policy, a financial or bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. Consistent with the “source of strength” policy, the FRB has stated that, as a matter of prudent banking, a bank or financial holding company generally should not maintain a rate of cash dividends unless its net income has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with our capital needs, asset quality and overall financial condition. This support may be required at times when the parent holding company may not be able to provide such support.

In addition, if FNBPA was no longer “well-capitalized” and “well-managed” within the meaning of the BHC Act and FRB rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of FRB applications would not be available to us. Moreover, examination ratings of “3” or lower, “unsatisfactory” ratings, capital ratios below well-capitalized levels, regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in the loss of financial holding company status, practical limitations on the ability of a bank or bank (or financial) holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities.

Financial Holding Company Status and Activities

Under the BHC Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. FNB is a financial holding company under the BHC Act. The financial holding company may engage directly or through a subsidiary in certain statutorily authorized activities (subject to certain restrictions and limitations imposed by the Dodd-Frank Act). A financial holding company may also engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior FRB approval) complementary to a financial activity and that does not pose substantial risk to the safety and soundness of an institution or to the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company that has not elected to be treated as a financial holding company.

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

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act) generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a holding company of banks in more than one state. A bank is subject to any state requirement that the bank has been organized and operating for a minimum period of time and the requirement that the bank holding company, after the proposed transaction, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by the state law of such deposits in that state. The Interstate Banking Act also permits:

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

Securities and Exchange Commission

FNBIA is registered with the SEC as an investment advisor and, therefore, is subject to the requirements of the Investment Advisers Act of 1940 and other applicable SEC regulations. The principal purpose of the regulations applicable to investment advisors is the protection of investment advisory clients and the securities markets, rather than the protection of creditors and stockholders of investment advisors. The regulations applicable to investment advisors cover all aspects of the investment advisory business, including limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping, operating, marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as other anti-fraud prohibitions. FNBIA also may be subject to certain state securities laws and regulations.

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

FNBIA also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor (DOL) under the Employee Retirement Income Security Act of 1974 (ERISA), among others. The principal purpose of these regulations is the protection of clients and plan assets and beneficiaries, rather than the protection of stockholders and creditors. The DOL has adopted a new fiduciary rule that is expected to affect FNBIA’s business and compliance practices to the extent it provides fiduciary investment advice to clients regarding individual retirement accounts or other retirement accounts. The rule is scheduled to become applicable in April 2017. However, the implementation date of the rule may be delayed pursuant to a rule proposal issued by the DOL on February 9, 2017; and the rule may be rescinded or revised pursuant to the Presidential Memorandum issued on February 3, 2017, which directs the DOL to reexamine the rule to determine whether it may adversely affect access to retirement information and financial advice, and to rescind or revise the rule in such case. We cannot predict whether there will be material changes to existing laws and regulations or how any changes may affect FNBIA’s business and industry.

Consumer Finance Subsidiary

Regency is subject to regulation under Pennsylvania, Tennessee, Ohio and Kentucky state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking and Securities, the Tennessee Department of Financial Institutions, the Ohio Division of Financial Institutions and the Kentucky Department of Financial Institutions may periodically visit Regency’s offices and conduct examinations in order to determine compliance with such laws and regulations. Additionally, the FRB, as “umbrella” regulator of FNB pursuant to the GLB Act, may conduct an examination of Regency’s offices or operations. Such examinations include a review of loans and the collateral securing those loans, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is under the jurisdiction of the CFPB and is subject to certain federal consumer protection laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions. The CFPB may also periodically visit Regency’s offices and conduct extensive consumer protection examinations. As a Pennsylvania corporation, Regency is subject to Pennsylvania’s requirements concerning dividend payments.

Insurance Agencies

FNIA is subject to licensing requirements and extensive regulation under the laws of the Commonwealth of Pennsylvania and the various states in which FNIA conducts its insurance agency business. These laws and regulations are primarily for the protection of policyholders. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, those authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including for regulatory violations or upon conviction for certain crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Penn-Ohio is subject to examination by the Arizona Department of Insurance. Representatives of the Arizona Department of Insurance periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under the applicable Arizona statutes.

Governmental Policies

The operations of FNB and our subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.

The 2016 U.S. presidential election resulted in a new Administration controlling the Executive Branch of the Federal Government. The new Administration may bring changes to the U.S. financial services industry, and monetary and fiscal policy that we cannot predict at this time. The Administration’s early public comments suggest an intention to evaluate the laws and regulations (including the Dodd-Frank Act) governing the financial services industry. At this point, we are unable to determine the impact that the Administration’s possible policy changes may have on FNB and subsidiaries.

Available Information

We make available through our website at www.fnbcorporation.com, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to any of the foregoing) as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information on our website is not incorporated by reference into this document and should not be considered part of this Report. Our common stock is traded on the NYSE under the symbol “FNB”.

ITEM 1A.    RISK FACTORS

FNB is subject to numerous risks, many of which are inherent to our business. As a financial services organization, we must balance revenue generation and profitability with the risks associated with our business activities. For information about how our risk oversight and management process operates, see Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” The following discussion highlights specific risks that could affect us and our business, financial condition, results of operations and cash flows. Based on the information currently known, FNB believes that the following information identifies the most significant risk factors affecting us. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect our business.

You should carefully consider each of the following risks and all of the other information set forth in this Report. If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows. These events could also have a negative effect on the trading price of our securities.

If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.

To achieve our past levels of growth, we have focused on both organic growth and acquisitions. We may not be able to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new retail branches and the completion of acquisitions. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our internal growth. If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.

Our results of operations are significantly affected by the ability of our borrowers to repay their loans. A significant portion of our loan portfolio is comprised of commercial and consumer loans, which generally bear a higher risk of non-payment and loss than certain other types of loans, such as one-to-four family residential mortgage loans.

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

Generally, commercial and industrial, construction and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of its business and income stream. In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral. These types of loans, however, have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial and industrial products. At December 31, 2016, commercial and industrial, construction and commercial real estate loans comprised 45.7% of our loan portfolio. In addition to commercial loans, consumer loans (comprised of direct installment loans, indirect installment loans and consumer lines of credit) comprised 27.3% of our loan portfolio at December 31, 2016. These loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report.

Our financial condition may be adversely affected if we are unable to attract sufficient deposits to fund our anticipated loan growth and meet liquidity objectives.

We fund our loan growth primarily through deposits and customer repurchase agreements. Deposits and customer repurchase agreements are a low cost and stable source of funding for us. We compete with commercial banks, savings banks and credit unions, as well as non-depositary competitors such as mutual funds, securities and brokerage firms and insurance companies, for deposits and customer repurchase agreements. To the extent that we are unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund our loan growth and liquidity objectives, we may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements. Higher funding costs would reduce our net interest margin and net interest income. We also could seek to raise additional funds through public or private financings, however, we can give no assurance that we would be able to obtain these funds on terms that are attractive to us.

Our financial condition and results of operations could be adversely affected if we must further increase our provision for credit losses or if our allowance for credit losses is not sufficient to absorb actual losses.

There is no precise method of predicting loan losses. We can give no assurance that our allowance for credit losses will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on our financial condition and results of operations. We attempt to maintain an appropriate allowance for credit losses to provide for estimated losses inherent in our loan portfolio as of the corresponding reporting date based on various assumptions and judgments about the collectability of the loan portfolio. We periodically determine the amount of our allowance for credit losses based upon consideration of several quantitative and qualitative factors including, but not limited to, the following:

•	a regular review of the quality, mix and size of the overall loan portfolio;
•	historical loan loss experience;
•	evaluation of non-performing loans;
•	geographic or industry concentrations;
•	assessment of economic conditions and their effects on FNB’s existing portfolio;
•	the amount and quality of collateral, including guarantees, securing loans; and
•	geographic or industry economic market conditions.

The level of the allowance for credit losses reflects the judgment and estimates of management regarding the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. Determination of the allowance is inherently subjective and is based on factors that are susceptible to significant change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. For additional discussion relating to this matter, refer to the Allowance and Provision for Credit Losses section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report.

Changes in economic conditions and the composition of our loan portfolio could lead to higher loan charge-offs or an increase in our provision for credit losses and may reduce our net income.

Changes in national and regional economic conditions, and in large metropolitan areas within our market, continue to impact our loan portfolios. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas served by FNB could depress our earnings and consequently our financial condition because customers may not want or need our products or services; borrowers may not be able to repay their loans; the value of the collateral securing our loans to borrowers may decline; and the quality of our loan portfolio may decline. Any of the latter three scenarios could require us to charge-off a higher percentage of our loans and/or increase our provision for credit losses, which would reduce our net income.

Our business and financial performance is impacted significantly by market rates and changes in those rates. The monetary, tax and other policies of governmental agencies, including the UST and the FRB, have a direct impact on interest rates and overall financial market performance over which we have no control and which may not be able to be predicted with reasonable accuracy.

As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our business, profitability and the value of our financial assets and liabilities. Such scenarios may include the following:

•	changes in interest rates or interest rate spreads can affect the difference between the interest that FNBPA can earn on assets and the interest that FNBPA may pay on liabilities, which impacts FNBPA’s overall net interest income and profitability;
•	such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments and can, in turn, affect our loss rates on those assets;
•	such changes may decrease the demand for interest rate-based products or services, including bank loans and deposit products and the subordinated notes offered at Regency offices;
•	such changes can also affect our ability to hedge various forms of market and interest rate risks and may decrease the profitability or increase the risk associated with such hedges; and
•	movements in interest rates also affect mortgage repayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. An important function of the FRB is to regulate the national supply of bank credit and certain interest rates. The actions of the FRB influence the rates of interest that FNBPA may charge on loans and what FNBPA may pay on borrowings and interest-bearing deposits and can also affect the value of FNB’s and FNBPA’s on-balance sheet and off-balance sheet financial instruments. Principally due to the impact of rates and by controlling access to direct funding from the FRB, the FRB’s policies also influence to a significant extent, FNBPA’s cost of funding. We cannot predict the nature or timing of future changes in monetary, fiscal, tax and other policies or the effects that may be implemented by the new Administration and that they may have on FNBPA’s and other affiliates’ activities and financial results.

The financial soundness of other financial institutions may adversely affect FNB, FNBPA and other affiliates.

Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. FNB, FNBPA and other affiliates are exposed to many different industries and counterparties and they routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these types of transactions expose FNB, FNBPA and other affiliates to credit risk in the event of default of the counterparty or client. In addition, FNBPA and other affiliates’ credit risks may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure that we are due.

There may be risks resulting from the extensive use of models in our business.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, testing, developing strategic planning initiatives, capital stress testing and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of such information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions and dividends to our stockholders, could be adversely affected due to the regulator’s perception that the quality of the models used to generate our relevant information is insufficient.

Our asset valuations may include methodologies, estimations and assumptions that are subject to differing interpretations and this, along with market factors such as volatility in one or more markets or industries, could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.

We must use estimates, assumptions and judgments when assets are measured and reported at fair value. Assets carried at fair value inherently result in a higher degree of financial statement volatility. Because the assets are carried at fair value, a decline in their value may cause us to incur losses even if the assets in question present minimal risk. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party resources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relative inputs. Changes in underlying factors or assumptions in any of the areas underlying these estimates could materially impact our future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be more difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically in active markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. In such cases, valuations in certain asset classes may require more subjectivity and management discretion; valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented market conditions in any particular market (e.g., credit, equity, fixed income) could materially impact the valuation of assets as reported within our consolidated financial statements, and the period-to-period changes in value could vary significantly.

We may be required to record future impairment charges if the declines in asset values are considered other-than-temporary. If the impairment charges are significant enough, they could affect the ability of FNBPA to pay dividends to FNB (which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders), and could also negatively impact our regulatory capital ratios and result in FNBPA not being classified as “well-capitalized” for regulatory purposes.

We are subject to operational risk that could damage our reputation and our business. We engage in a variety of businesses in diverse markets and rely on systems, employees, service providers and counterparties to properly process a high volume of transactions.

Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in our systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of FNB’s and our subsidiaries’ noncompliance with contractual and other obligations. Many strategic initiatives, such as development of new products, product enhancements, use of technology, staffing reductions, changes in business processes and acquisitions of other financial services companies or their assets, could substantially increase operational risk. We are also exposed to operational risk through our outsourcing arrangements, and the effect the changes in circumstances or capabilities of FNB’s outsourcing vendors can have on our ability to continue to perform operational functions necessary to FNB’s business. We outsource certain of our data processing and online and mobile banking services to third party providers. Those third party providers could also be sources of operational and information security risk to FNB, including from breakdowns or failures of their own systems or capacity constraints. Although we seek to mitigate operational risks through a system of internal controls which we regularly review and update, no system of controls, however well designed and maintained, is infallible, and, to the extent the risks arise from the operations of third party vendors or customers, we have limited ability to control those risks. Control weaknesses or failures or other operational risk could result in charges, increased operational costs, harm to our reputation, inability to secure insurance, civil litigation, regulatory intervention or sanctions, foregone business opportunities, the loss of customer business, especially if customers are discouraged from using our mobile bill pay, mobile banking and online banking services, or the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information.

Our business could be adversely affected by difficult economic conditions in the regions in which we operate.

We operate primarily in Pennsylvania, eastern Ohio, Maryland and northern West Virginia. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the United States as a whole. Difficult economic and employment conditions in the market areas FNB serves could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our loans, deposits and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•	weak economic conditions could limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;
•	collateral for our loans may decline in value; and
•	the amount of our low-cost or non-interest-bearing deposits may decrease.

Our financial condition and results of operations may be adversely affected by changes in accounting policies, standards and interpretations.

The Financial Accounting Standards Board (FASB), regulatory agencies and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially affect how we record and report our financial condition and results of operations.

Of the newly issued guidance, the most significant to us is the FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as “CECL,” which introduces new guidance for the accounting for credit losses on instruments within its scope. This ASU introduces an expected losses approach for calculating credit reserves on certain types of financial instruments. It also modifies the impairment model for debt securities available for sale and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. For further information, see Note 2, “New Accounting Standards” of the Notes to Consolidated Financial Statements.

We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.

We operate in a highly regulated environment and our businesses are subject to supervision and regulation by several governmental agencies, including the SEC, FRB, OCC, CFPB, FDIC, FSOC and state regulatory and licensing agencies. Regulations are generally intended to provide protection for depositors, borrowers and other customers, as well as the stability of the financial services industry, rather than for investors in our securities. We are subject to changes in federal and state law, regulations, governmental policies, tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit our growth and the return to investors by restricting such activities as:

•	the payment of dividends;
•	mergers with or acquisitions of other institutions or branches;
•	investments;
•	loans and interest rates;
•	assessments of fees, such as overdraft and electronic transfer interchange fees;
•	the provision of securities, insurance, brokerage or trust services;
•	the types of non-deposit activities in which our subsidiaries may engage; and
•	offering of new products and services.

Under regulatory capital adequacy guidelines and other regulatory requirements, FNB and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to those regulatory capital adequacy guidelines. Changes resulting from the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee on banking supervision and implemented by the FRB, when fully phased in, will likely require FNB to satisfy additional, more stringent and complex capital adequacy standards (see discussion under Business – Government Supervision and Regulation – “Basel III Capital Rules”).

These changes to present capital and liquidity requirements could restrict our activities and require us to maintain additional capital. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. If we fail to meet these minimum liquidity capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected.

The Dodd-Frank Act effects fundamental changes in the regulation of the financial services industry, some of which may adversely affect our business.

The Dodd-Frank Act imposes regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are: (i) created the CFPB to regulate consumer financial products and services sold by banks and non-banks, and to review their compliance with federal consumer protection unfair and deceptive practice standards and fair lending laws; (ii) created the FSOC to identify and impose stronger regulatory oversight on large financial firms and to identify systemic risks; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) limiting debit card interchange fees; (v) adopting certain changes to stockholder rights, including a stockholder “say on pay” vote on executive compensation; (vi) strengthening the SEC’s powers to regulate securities markets; (vii) regulating OTC derivative markets; (viii) making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (ix) providing consumers a defense of set-off or recoupment in a foreclosure or collection action if the lender violates the newly created “reasonable ability to repay” provision; (x) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, disallowing mandatory arbitration, and prepayment considerations; (xi) the “Volcker Rule” which, among other things, imposes restrictions on proprietary trading and investment activities of banks and bank holding companies and restricts the sponsoring of hedge funds or private equity funds; (xii) reform related to the regulation of credit rating agencies; and (xiii) placing additional and sometimes more time consuming requirements on the process of foreclosing on residential mortgage loans in default.

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

Consequently, the full impact of these regulations and other regulations to be adopted pursuant to the Dodd-Frank Act remains unclear, but they may impair our ability to meet all of the product needs of our customers, lead customers to seek financial solutions and products through non-banking channels and adversely affect our profitability. Moreover, the increased regulatory scrutiny resulting from the Dodd-Frank Act regulations will likely continue to increase our cost of compliance, divert our resources and may adversely affect profitability.

Among those regulations that have been proposed or adopted, the following may adversely affect our business:

•	limitations on debit card interchange fees may adversely affect our revenues and earnings;
•	changing the methodology for calculating deposit insurance premium rates will become more complex, less predictable and more pro-cyclical, diverting our resources and potentially having a material adverse effect on our financial condition, results of operations and ability to pay dividends;
•	changing the procedures for liquidation may adversely impact our credit ratings and adversely impact our liquidity, financial condition, and our ability to adequately fund our activities;
•	increases in requirements for regulatory capital while eliminating certain sources of capital may adversely affect our financial condition and ability to pay dividends;
•	the ability to pay interest on commercial demand deposit accounts may increase our interest expenses; and
•	uncertainty as to the types of activities which may be deemed unfair and deceptive practices which may impact fee income opportunities.

These provisions may limit the types of products we are able to offer, the methods of offering them and prices at which they are offered. They may also increase the cost of offering these products. These provisions likely will affect different financial institutions in different ways, and therefore, may also affect the competitive landscape.

Increases in or required prepayments of FDIC insurance premiums may adversely affect our earnings.

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

We generally will be unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future increases in or required prepayments of FDIC insurance premiums may adversely affect our financial condition and results of operations. In light of the recent increases in the assessment rates, the potential for additional increases, and our status as a large bank, FNBPA may be required to pay additional amounts to the DIF, which could have an adverse effect on our earnings. If FNBPA’s deposit insurance premium assessment rate increases again, either because of our risk classification, because of emergency assessments, or because of another uniform increase, our earnings could be further adversely impacted.

We must comply with stress-testing requirements.

The stress testing requirements under the Dodd-Frank Act stipulate that all U.S. banks and bank holding companies with consolidated assets between $10 billion and $50 billion are required to conduct annual stress tests calculated under a multi-scenario analysis (see discussion under Business – Government Supervision and Regulation – “Stress Testing”).

The economic and financial market scenarios used in the annual company-run stress test include baseline, adverse and severely adverse scenarios. Each scenario includes numerous variables, including economic activity, unemployment, exchange rates, prices, incomes and interest rates. The adverse and severely adverse scenarios are not forecasts, but rather hypothetical scenarios designed to assess the strength and resilience of financial institutions under severe economic conditions. If we fail to meet these stress-test requirements, we could be required to take certain actions, including raising additional capital. The results of the stress test could also impact the FRB’s decision-making regarding future dividend payments, as well as acquisitions and new business activities by FNB.

An interruption in or breach in security of our information systems may result in a loss of customer business and have an adverse effect on our results of operations, financial condition and cash flows.

As part of our business, we collect, process and retain sensitive and confidential client and customer information in both paper and electronic form and rely heavily on communications and information systems for these functions. Additionally, certain of these data processing functions are not handled by us directly, but are outsourced to third party providers. We devote significant resources and management focus to ensuring the integrity of our systems, including adoption of policies and plans that involve our third party providers to detect and deter cyber-related crimes intended to infiltrate our networks, capture sensitive client and customer information, deny service to customers, or harm electronic processing capabilities. Despite these efforts, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses or compromises, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, disrupt our operations, and have a material adverse effect on our business. Moreover, cyber-security risks appear to be growing. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by FNB. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of FNB. Although we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, many of which may not be covered under our cyber insurance coverage. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities.

The banking and financial services industry continually encounters technological change, especially in the systems that are used to deliver products to, and execute transactions on behalf of, customers, and if we fail to continue to invest in technological improvements as they become appropriate or necessary, our ability to compete effectively could be severely impaired.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success will depend, in part, on our ability to address customer needs by using secure technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in our operations. Many of our competitors have greater resources to invest in technological improvements, and we may not effectively implement new technology-driven products and services or do so as quickly as our competitors. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.

Our day-to-day operations rely heavily on the proper functioning of products, information systems and services provided by third-party, external vendors.

We rely on certain external vendors to provide products, information systems and services necessary to maintain our day-to-day operations. These third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, our vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

Our failure to continue to recruit and retain qualified banking professionals could adversely affect our ability to compete successfully and affect our profitability.

Our continued success and future growth depends heavily on our ability to attract and retain highly skilled and motivated banking professionals. We compete against many institutions with greater financial resources both within our industry and in other industries to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.

We could experience significant difficulties and complications in connection with future growth through acquisitions.

We have grown significantly over the last few years, including through acquisitions, and may continue to seek growth by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for our financial institution subsidiaries. However, the market for acquisitions is highly competitive. We may not be as successful as we anticipate in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches. Even if we are successful with this strategy, there can be no assurance that we will be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities, including fraud, of banks and non-bank entities that we acquire;
•	exposure to potential asset quality issues of acquired banks and non-bank entities due to different underwriting standards that may have been employed by the predecessor entities;
•	potential disruption to our business;
•	potential diversion of the time and attention of our management;
•	the possible loss of key employees and customers of the banks and other businesses that we acquire; and
•	potential dilution of our current stockholders’ ownership to the extent that we issue additional shares of stock to pay for those acquisitions.

We may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to our overall operations. Following each acquisition, we must expend substantial resources to integrate the entities. The integration of non-banking entities often involves combining different industry cultures and business methodologies. The failure to integrate acquired entities successfully with our existing operations may adversely affect our results of operations and financial condition. As we grow, our regulatory costs also may become more significant.

In addition to acquisitions, we may expand into additional communities or attempt to strengthen our position in our current markets by undertaking additional de novo branch openings. Based on our experience, we believe that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that we undertake additional de novo branch openings or branch acquisitions, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on our net income, earnings per share, return on average stockholders’ equity and return on average assets.

Our growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations (see the “Government Supervision and Regulation” section included in Item 1 of this Report). As a financial holding company, we seek to maintain capital sufficient to meet the “well-capitalized” standard set by regulators. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support continued growth, whether such growth occurs organically or through acquisitions.

The availability of additional capital or financing will depend on a variety of factors, many of which are outside of our control, such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, marketability of our stock, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of business activity decreases due to economic conditions. Accordingly, there can be no assurance of our ability to expand our operations through internal growth or acquisitions. As such, we may be forced to delay raising capital, issue shorter term securities than desired or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility. In addition, if we decide to raise additional equity capital, it could be dilutive to our existing stockholders.

Our key assets include our brand and reputation and our business may be affected by how we are perceived in the market place.

Our brand and our reputation are key assets of FNB. Our ability to attract and retain banking, insurance, consumer finance, wealth management and corporate clients and employees is highly dependent upon external perceptions of our level of service, security, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage our reputation among existing customers and corporate clients and employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

We are dependent on dividends from our subsidiaries to meet our financial obligations and pay dividends to stockholders.

We are a holding company and conduct almost all of our operations through our subsidiaries. We do not have any significant assets other than cash and the stock of our subsidiaries. Accordingly, we depend on dividends from our subsidiaries to meet our financial obligations and to pay dividends to stockholders. Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of our net income for the current year combined with our retained net income for the two preceding years. The OCC has the authority to prohibit FNBPA from paying dividends if it determines such payment would be an unsafe and unsound banking practice. Likewise, FNB’s state-based entities are subject to state laws governing dividend practices and payments.

Regulatory authorities may restrict our ability to pay dividends on and repurchase our common stock.

Dividends on our common stock will be payable only if, when and as authorized and declared by our board of directors. In addition, banking laws and regulations and our banking regulators may limit our ability to pay dividends and make share repurchases. For example, our ability to make capital distributions, including our ability to pay dividends or repurchase shares of our common stock, is subject to the review and non-objection of our annual capital plan by the FRB. In certain circumstances, we will not be able to make a capital distribution unless the FRB has approved such distribution, including if the dividend could not be fully funded by our net income over the last four quarters (net of dividends paid), our prospective rate of earnings retention appears inconsistent with our capital needs, asset quality, and overall financial condition, or we will not be able to continue meeting minimum required capital ratios. As a bank holding company, we also are required to consult with the FRB before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the FRB could prohibit or limit our payment of dividends if it determines that payment of the dividend would constitute an unsafe or unsound practice. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.

We have outstanding securities senior to the common stock which could limit our ability to pay dividends on our common stock.

We have outstanding TPS and Series E preferred stock that are senior to the common stock and could adversely affect our ability to declare or pay dividends or distributions on our common stock. The terms of the TPS prohibit us from declaring or paying dividends or making distributions on our junior capital stock, including the common stock, or purchasing, acquiring, or making a liquidation payment on any junior capital stock, if: (1) an event of default has occurred and is continuing under the junior subordinated debentures underlying the TPS, (2) we are in default with respect to a guarantee payment under the guarantee of the related TPS or (3) we have given notice of our election to defer interest payments, but the related deferral period has not yet commenced or a deferral period is continuing. We also would be prohibited from paying dividends on our common stock unless all full dividends for the latest dividend period have been declared and paid on all outstanding shares of the Series E preferred stock. If we experience a material deterioration in our financial condition, liquidity, capital, results of operations or risk profile, our regulators may not permit us to make future payments on our TPS or preferred stock, which would also prevent us from paying any dividends on our common stock.

Certain provisions of our Articles of Incorporation and By-laws and Pennsylvania law may discourage takeovers.

Our Articles of Incorporation and By-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, our Articles of Incorporation and By-laws:

•	require shareholders to give us advance notice to nominate candidates for election to our Board of Directors or to make shareholder proposals at a shareholders’ meeting;
•	permit our Board of Directors to issue, without approval of our common shareholders unless otherwise required by law, preferred stock with such terms as our Board of Directors may determine;
•	require the vote of the holders of at least 75% of our voting shares for shareholder amendments to our By-laws;
•	in the case of a proposed business combination with a shareholder owning 10% or more of the voting shares of FNB, the vote of the holders of at least two-thirds of the voting shares not owned by such shareholder is required to approve the business combination, unless it is approved by a majority of FNB’s disinterested directors.

Under Pennsylvania law, only shareholders holding at least 25% of a corporation’s outstanding stock may call a special meeting for any purpose. In addition, Pennsylvania law provides that in discharging their duties, including in the context of a takeover attempt, the board of directors, committees of the board and individual directors may consider a broad range of factors as they deem pertinent, which may include but is not limited to shareholders’ interests, in considering the best interests of the corporation.

These provisions of our Articles of Incorporation and By-laws and of Pennsylvania law could discourage potential acquisition proposals and could delay or prevent a change in control, even though the holders of a majority of our stock may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace members of our Board of Directors. Moreover, these provisions could diminish the opportunities for shareholders to participate in certain tender offers, including tender offers at prices above the then-current market price of our common stock, and may also inhibit increases in the trading price of our common stock that could result from takeover attempts.

Risk Factors Relating to the Pending YDKN Acquisition

Combining FNB and YDKN may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger with YDKN may not be realized.

FNB and YDKN have operated and, until the completion of the merger, will continue to operate, independently from each other. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of FNBPA and Yadkin Bank within our projected timeframe in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.

A number of factors could affect our ability to successfully combine our business with YDKN’s. Conversion of core data systems is expected to be more challenging than in prior acquisitions because we will need to convert two separate core data systems: YDKN’s own core data systems and those of NewBridge Bancorp, which was acquired by YDKN in March 2016 and whose core data systems have not yet been converted to YDKN’s core systems. Key employees of YDKN, whose services will be needed to complete the integration process, may elect to terminate their employment as a result of, or in anticipation of, the merger. The integration process itself could be disruptive to ours or YDKN’s ongoing businesses, causing loss of momentum in one or more of their businesses or inconsistencies or changes in standards, practices, business models, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees. If we encounter significant difficulties in the integration process, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the merger in the projected timeframes could result in increased costs and decreased revenues. This could adversely affect the combined company’s earnings per share.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.

We have incurred and will continue to incur substantial expenses in connection with the proposed merger with YDKN, which are charged to earnings as incurred. If the merger is not completed, these expenses will still be charged to earnings even though we would not have realized the expected benefits of the merger.

Termination of the merger agreement could negatively impact our prospects and stock price.

If the merger agreement with YDKN is terminated, there may be various adverse consequences to FNB. For example, we may have failed to pursue other beneficial opportunities due to the focus of management on the merger with YDKN without realizing any of the anticipated benefits of completing the merger, and there can be no assurance that we would be successful in competing with other financial institutions for other potential acquisition candidates. Additionally, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.

Regulatory approvals for the merger may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the merger between FNB and YDKN and the merger between their bank subsidiaries may be completed, various approvals must be obtained from bank regulatory agencies and other governmental authorities, including the FRB and the OCC. These governmental entities may not grant approval of either the merger or the bank merger, may engage in an extended regulatory review process, or may impose conditions on the granting of their approvals. The regulatory delays, conditions or changes they impose, as well as the process of obtaining regulatory approvals, could have the effect of delaying completion of the merger or of imposing additional costs or limitations on us following the merger. We may elect not to consummate the merger if, in connection with any regulatory approval required to consummate the merger, any governmental or regulatory entity imposes a restriction, requirement or condition on us that, individually or in the aggregate, would be reasonably likely to have a material and adverse effect on us and our subsidiaries, taken as a whole, after giving effect to the merger. As a result, there can be no assurance that the desired regulatory approvals for the merger will be obtained or that the merger will be completed.

We may be subject to business uncertainties while the merger is pending, which could result in loss of key employees or customers.

Uncertainties about the effect of the merger on employees and customers may have an adverse effect on us, as well as YDKN. These uncertainties may impair our or YDKN’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us or YDKN to consider changing their existing business relationships with us or YDKN. Retention of employees while the merger is pending may be challenging, as they may experience uncertainty about their future roles. Departure of key employees and loss of customers could negatively affect our ability to realize the anticipated benefits of the merger.

We may not be able to compete successfully in YDKN’s market area or in specialty lending areas that are part of YDKN’s business.

We have no prior operating experience in YDKN’s market area (North Carolina and South Carolina). YDKN’s market area also is geographically remote from our existing market areas, and is a more competitive market environment than our primary markets in Pennsylvania, Maryland and Ohio. Our success in YDKN’s market will depend, in part, on our ability to enter YDKN’s markets with products and services that YDKN does not currently offer, such as asset-based lending, wealth management and private banking. This business strategy will require us to attract and retain qualified and experienced personnel in YDKN’s markets to support those new products and services. Competition for qualified personnel may be intense, and we may be unable to recruit these individuals away from other banks and financial institutions, or may be unable to do so at a reasonable cost. YDKN also engages in certain specialty lending areas, such as Small Business Administration lending, in which we have not developed comparable expertise, and we must rely on YDKN’s existing teams of bankers to maintain and expand those lending areas. Although we will seek to retain key YDKN employees following the completion of the merger, including certain members of YDKN’s senior management, there can be no guarantee that we will be able to retain those employees. Moreover, the geographic distance between YDKN’s markets and our primary markets, as well as the lack of awareness of our brand in YDKN’s market area, could adversely affect our ability to attract and retain qualified personnel and our overall ability to operate successfully and compete in this new market area. We could lose existing customers or fail to acquire new customers in this new market, may not adequately address our new market in terms of the products and services offered, and may fail to compete successfully with financial institutions already established within this market area.

The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of FNB’s common stock.

We currently expect the merger to be accretive to earnings per share in the first full calendar year after closing (excluding one-time charges). This expectation, however, is based on preliminary estimates which may materially change, including the currently expected timing of the merger. We may encounter additional transaction- and integration-related costs or other factors such as a delay in the closing of the merger, may fail to realize all of the benefits anticipated in the merger or may be subject to other factors that affect preliminary estimates or our ability to realize operational efficiencies. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Pittsburgh, Pennsylvania. The Pittsburgh headquarters, which are leased, are also occupied by Community Banking, Wealth Management and Insurance employees. During the fourth quarter of 2016, we expanded our corporate headquarters campus to include a new operations and customer service center, which is also leased and will house nearly 100 additional operations and customer service personnel. We also lease office space for regional headquarters in the Cleveland, Ohio and Baltimore, Maryland markets. In Hermitage, Pennsylvania, we continue to maintain administrative offices, as well as offices for Community Banking and Wealth Management personnel, in a six-story office building, and a data processing and technology center in a two-story office building, both of which are owned by us. Additionally, we lease other office space in Harrisburg and Hermitage, Pennsylvania, which house various support departments.

The operating leases for the Community Banking and Consumer Finance branches/retail offices expire at various dates through the year 2035 and generally include options to renew. For additional information regarding the lease commitments, see Note 8, “Premises and Equipment” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a table that shows the branches/retail offices, by state, for the Community Banking and Consumer Finance segments, as well as the total branches/retail offices owned and leased for each of these segments:

December 31, 2016	Community Banking	Consumer Finance
Pennsylvania	260	24
Ohio	31	19
Maryland	31	—
West Virginia	2	—
Tennessee	—	16
Kentucky	—	18

Total number of branches/retail offices	324	77

Total branches/retail offices owned	173	—
Total branches/retail offices leased	151	77

ITEM 3.    LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 14, “Commitments, Credit Risk and Contingencies” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, and which portion is incorporated herein by reference in response to this Item.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and principal occupation for each of our executive officers as of January 31, 2017 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	52	President and Chief Executive Officer of FNB; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	54	Chief Financial Officer of FNB; Executive Vice President of FNBPA

Gary L. Guerrieri	56	Chief Credit Officer of FNB; Executive Vice President of FNBPA

James G. Orie	58	Chief Legal Officer and Corporate Secretary of FNB; Senior Vice President of FNBPA

Timothy G. Rubritz	62	Corporate Controller and Senior Vice President of FNB

Robert M. Moorehead	62	Chief Wholesale Banking Officer of FNBPA

Barry C. Robinson	53	Chief Consumer Banking Officer of FNBPA

There are no family relationships among any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by our Board of Directors subject in certain cases to the terms of an employment agreement between the officer and us.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2016 and 2015. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2017, there were 10,927 holders of record of our common stock.

	Low	High	Dividends
Quarter Ended 2016
March 31	$11.16	$13.40	$0.12
June 30	11.69	13.59	0.12
September 30	11.75	13.44	0.12
December 31	12.08	16.43	0.12
Quarter Ended 2015
March 31	$11.82	$13.43	$0.12
June 30	12.85	14.61	0.12
September 30	12.00	14.80	0.12
December 31	12.31	14.66	0.12

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

We did not purchase any of our own equity securities during the fourth quarter of 2016.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (♦) to the NASDAQ Bank Index (∎), the Russell 2000 Index (▲), the KBW Regional Banking Index (X) and the S&P MidCap 400 Index (O). This stock performance graph assumes $100 was invested on December 31, 2011, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance

Total Return, Including Stock and Cash Dividends

The base year reflects the impact of lost revenue and added costs associated with the Durbin Amendment of the Dodd-Frank Act and other regulatory items due to crossing the $10 billion asset threshold in 2012.

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands, except per share data

Year Ended December 31	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Total interest income	$678,963	$546,795	$508,983	$440,386	$431,906
Total interest expense	67,451	48,573	42,686	44,344	59,055
Net interest income	611,512	498,222	466,297	396,042	372,851
Provision for credit losses	55,752	40,441	38,648	31,090	31,302
Total non-interest income	201,761	162,410	158,274	135,778	131,252
Total non-interest expense	511,133	390,549	379,253	338,170	318,618
Net income	170,891	159,649	144,050	117,804	110,410
Net income available to common stockholders	162,850	151,608	135,698	117,804	110,410

At Year-End
Total assets	$21,844,817	$17,557,662	$16,127,090	$13,563,405	$12,023,976
Net loans	14,738,884	12,048,428	11,121,112	9,395,310	8,033,345
Deposits	16,065,647	12,623,463	11,382,208	10,198,232	9,082,174
Short-term borrowings	2,503,010	2,048,896	2,041,658	1,241,239	1,083,138
Long-term borrowings	539,494	641,480	541,443	219,133	293,444
Total stockholders’ equity	2,571,617	2,096,182	2,021,456	1,774,383	1,402,069

Per Common Share
Basic earnings per share	$0.79	$0.87	$0.81	$0.81	$0.79
Diluted earnings per share	0.78	0.86	0.80	0.80	0.79
Cash dividends declared	0.48	0.48	0.48	0.48	0.48
Book value	11.68	11.34	11.00	10.49	10.02
Tangible book value (non-GAAP) (6)	6.53	6.38	5.99	5.38	4.92

Ratios
Return on average assets	0.83%	0.96%	0.96%	0.93%	0.94%
Return on average tangible assets (non-GAAP) (6)	0.92	1.06	1.08	1.04	1.05
Return on average equity	6.84	7.70	7.50	7.78	8.02
Return on average tangible common equity (non-GAAP) (6)	12.89	14.46	14.91	16.66	17.64
Dividend payout ratio	62.43	55.74	59.85	60.48	61.27
Average equity to average assets	12.09	12.48	12.84	11.98	11.68

(1)	On April 22, 2016 and February 13, 2016, we completed our purchase of 17 branch-banking locations and related consumer loans from Fifth Third Bank and completed the acquisition of Metro Bancorp, Inc., respectively.

(2)	On September 18, 2015, we completed our purchase of five branch-banking locations from Bank of America. On June 22 and July 18, 2015, we, through our wholly owned subsidiary, First National Insurance Agency, LLC, acquired certain insurance-related assets from Pittsburgh-area insurance companies.

(3)	On February 15, 2014 and September 19, 2014, we completed the acquisitions of BCSB Bancorp, Inc. and OBA Financial Services, Inc., respectively.

(4)	On April 6, 2013 and October 12, 2013, we completed the acquisitions of Annapolis Bancorp, Inc. and PVF Capital Corp., respectively.

(5)	On January 1, 2012, we completed the acquisition of Parkvale Financial Corporation.

(6)	Refer to the Non-GAAP Financial Measures and Key Performance Indicators section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report.

QUARTERLY EARNINGS SUMMARY

(Dollars in thousands, except per share data)

Quarter Ended 2016	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$177,168	$175,110	$170,931	$155,754
Total interest expense	17,885	17,604	16,562	15,400
Net interest income	159,283	157,506	154,369	140,354
Provision for credit losses	12,705	14,639	16,640	11,768
Net securities gains	116	299	226	71
Other non-interest income	50,950	52,941	51,185	45,973
Total non-interest expense	123,806	121,050	129,629	136,648
Net income	51,291	52,168	41,300	26,132
Net income available to common stockholders	49,280	50,158	39,290	24,122

Per Common Share
Basic earnings per share	$0.23	$0.24	$0.19	$0.12
Diluted earnings per share	0.23	0.24	0.19	0.12
Cash dividends declared	0.12	0.12	0.12	0.12

Quarter Ended 2015	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$140,781	$137,197	$135,448	$133,369
Total interest expense	13,448	11,996	11,681	11,448
Net interest income	127,333	125,201	123,767	121,921
Provision for credit losses	12,664	10,777	8,864	8,136
Net securities gains (losses)	503	314	14	(9)
Other non-interest income	42,614	41,045	39,738	38,191
Total non-interest expense	101,246	98,149	96,499	94,655
Net income	39,122	40,053	40,131	40,343
Net income available to common stockholders	37,111	38,043	38,121	38,333

Per Common Share
Basic earnings per share	$0.21	$0.22	$0.22	$0.22
Diluted earnings per share	0.21	0.22	0.22	0.22
Cash dividends declared	0.12	0.12	0.12	0.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis represents an overview of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in Item 8 of this Report. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

IMPORTANT CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward looking statements which may contain our expectations or predictions of future financial or business performance or conditions. Forward-looking statements, that do not describe historical or current facts, typically are identified by words such as, “believe”, “plan”, “expect”, “anticipate”, “intend”, “outlook”, “estimate”, “forecast”, “will”, “should”, “project”, “goal”, and other similar words and expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. The forward-looking statements are intended to be subject to the safe harbor provided under Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.

In addition to factors previously disclosed in the “Risk Factors” section included in Item 1A of this Report, the following risk factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; changes in general economic, political or industry conditions; uncertainty in U.S. fiscal policy and monetary policy, including interest rate policies of the FRB; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer acceptance of our products and services; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business initiatives; the inability to realize cost savings or revenues or to implement integration plans and other consequences expected in connection with mergers, acquisitions and divestitures; the impact, extent and timing of technological changes, capital management activities, competitive pressures on product pricing and services; ability to keep pace with technological changes, including changes regarding maintaining cybersecurity; success, impact and timing of our business strategies, including market acceptance of any new products or services; and implementing our banking philosophy and strategies. Additional risks include the nature, extent, timing and results of governmental and regulatory actions, examinations, reviews, reforms, regulations and interpretations, including those related to the Dodd-Frank Act and Basel III regulatory or capital reforms (including DFAST), as well as those involving the OCC, FRB, FDIC, FSOC and CFPB; and other factors that may affect our future results. There is no assurance that any of the risks, uncertainties or risk factors identified herein is complete and actual results or events may differ materially from those expressed or implied in the forward-looking statements contained in this document/communication/information.

All forward-looking statements speak only as of the date they are made and are based on information available at that time. We do not assume any obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported.

The most significant accounting policies followed by FNB are presented in Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how we value significant assets and liabilities in the consolidated financial statements, how we determine those values and how we record transactions in the consolidated financial statements.

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for credit losses, accounting for acquired loans, fair value of financial instruments, goodwill and other intangible assets, litigation and income taxes to be critical accounting policies.

Allowance for Credit Losses

The allowance for credit losses addresses credit losses inherent in the existing loan portfolio and in unfunded loan commitments and standby letters of credit at the balance sheet date, and is presented as a reserve against loans and other liabilities, respectively, on the consolidated balance sheets.

Management’s assessment of the appropriateness of the allowance for credit losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other risk factors concerning the economic environment. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan, all of which may be susceptible to significant change. The evaluation of this component of the allowance for credit losses requires considerable judgment in order to reasonably estimate inherent loss exposures.

Loans with similar risk characteristics are categorized into pools based on loan type and by internal risk rating for commercial loans, or payment performance and FICO score for consumer loans. There is considerable judgment involved in setting internal commercial risk ratings, including an evaluation of the borrower’s current financial condition and ability to repay the loan. Transition matrices are generated on a monthly basis to determine probabilities of default, while historical loss experience is used to generate loss given default results for the pools. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the transition matrices and historical loss experience analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Expected loss rates for each loan category may be adjusted for levels of and trends in loan volumes, net charge-offs, delinquency and non-performing loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that FNB’s primary markets historically tend to lag the national economy, with local economies in our primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of allowance for credit losses include, but are not limited to, uncertainty of the labor markets, industrial presence, commercial real estate activity and residential real estate values. The determination of this qualitative component of the allowance for credit losses is particularly dependent on the judgment of management. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that may adversely affect our earnings or financial position in future periods.

The Provision for Credit Losses section in the Results of Operations includes a discussion of the factors affecting changes in the allowance for credit losses during the current period. See Note 1, “Summary of Significant Accounting Policies” and the Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements for further information on the allowance for credit losses.

Accounting for Acquired Loans

All acquired loans are initially measured at fair value at the date of acquisition. The fair value of acquired loans is based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, prepayment speeds, prepayment risk and liquidity risk. The measurement of fair value on acquired loans prohibits the carryover or establishment of an allowance for loan losses at acquisition date.

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

For acquired non-impaired loans, including revolving loans (lines of credit and credit card loans) and leases that are excluded from acquired impaired loan accounting, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for credit losses for these loans is similar to originated loans; however, we record a provision for credit losses only when the required allowance exceeds the remaining fair value adjustment.

These estimates are inherently subjective and can result in significant changes in the cash flow estimates over the life of the loan. To the extent actual outcomes differ from management estimates, the outcome may adversely affect our earnings or financial position in future periods.

See Note 1, “Summary of Significant Accounting Policies” and Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements for further discussion of accounting for acquired loans.

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and determine fair value disclosure. Additionally, from time to time we may be required to record at fair value other assets on a non-recurring basis, such as mortgage loans held for sale, certain impaired loans, OREO and certain other assets. The accounting guidance for fair value measurements includes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Judgement is required to determine which level of the three-level hierarchy certain assets or liabilities measured at fair value are classified.

Fair value represents the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. We use significant and complex estimates, assumptions and judgements when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Where available, fair value and information used to record valuation adjustments for certain assets or liabilities is based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists. When such third-party information is not available, we may estimate fair value by using cash flow and other financial modeling techniques. Our assumptions about what a market participant would use in pricing an asset or liability is developed based on the best information available in the circumstances. These estimates are inherently subjective and can result in significant changes in the fair value estimates over the life of the asset or liability. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility.

See Note 1, “Summary of Significant Accounting Policies” and Note 23, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further discussion of accounting for financial instruments.

Goodwill and Other Intangible Assets

As a result of acquisitions, we have recorded goodwill and other identifiable intangible assets on our balance sheet. Goodwill represents the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. Our recorded goodwill relates to value inherent in our Community Banking, Wealth Management and Insurance and Consumer Finance segments.

The value of goodwill and other identifiable intangibles is dependent upon our ability to provide quality, cost-effective services in the face of competition. As such, these values are supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment in value which could result in additional expense and adversely impact earnings in future periods.

Other identifiable intangible assets such as core deposit intangibles, customer renewal lists and mortgage servicing rights are amortized over their estimated useful lives.

We perform a quantitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. Determining fair values of each reporting unit, of its individual assets and liabilities, and also of other identifiable intangible assets requires considering market information that is publicly available as well as the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Inputs used in determining fair values where significant estimates and assumptions are necessary include discounted cash flow calculations, market comparisons and recent transactions, projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates and determination and evaluation of appropriate market comparables.

See Note 1, “Summary of Significant Accounting Policies,” Note 2, “New Accounting Standards” and Note 9, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for further discussion of accounting for goodwill and other intangible assets.

Income Taxes

We are subject to the income tax laws of the U.S., the states and other jurisdictions where we conduct business. The laws are complex and subject to different interpretations by the taxpayer and various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex tax statutes, related regulations and case law. In the process of preparing our tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the taxing authorities or based on management’s ongoing assessment of the facts and evolving case law.

On a quarterly basis, management assesses the reasonableness of our effective tax rate based on management’s current best estimate of net income and the applicable taxes for the full year. Deferred tax assets and liabilities are assessed on an annual basis, or sooner, if business events or circumstances warrant. Deferred income taxes represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, and from operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.

We establish a valuation allowance when it is more likely than not that we will not be able to realize a benefit from our deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

Recent Accounting Pronouncements and Developments

Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2016 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS

We use non-GAAP financial measures, such as operating net income available to common stockholders, operating net income per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, efficiency ratio, net interest margin and core net interest margin to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators used by us may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Reconciliations of GAAP to non-GAAP operating measures to the most directly comparable GAAP financial measures are included later in this report under the heading “Non-GAAP Financial Measures and Key Performance Indicators”.

Management believes merger expenses are not organic costs to run our operations and facilities. These charges represent expenses to satisfy contractual obligations of the acquired entity without any useful benefit to us and to convert and consolidate the entity’s records onto our platforms. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

For the calculation of net interest margin and efficiency ratio, net interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. We use these measures to provide an economic view believed to be the preferred industry measurement for these items and to provide relevant comparison between taxable and non-taxable amounts.

OVERVIEW

FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of December 31, 2016, we had 324 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. We also operate Regency, which had 77 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2016.

FINANCIAL SUMMARY

We continue to grow organically and through our successful merger with METR, which occurred on February 13, 2016 and Fifth Third branch purchase which occurred on April 22, 2016. Net income available to common stockholders for 2016 was $162.9 million or $0.78 per diluted share. Excluding the impact of merger-related costs, operating earnings per share would have been $0.90 per diluted share. The 2016 revenue (net interest income plus non-interest income) of $813.3 million reflects continued loan and deposit growth and strong performance from fee-based businesses.

Commercial loan growth during 2016 was largely driven by activity in the Pittsburgh, Baltimore and Cleveland metro markets. Commercial lending opportunities were strong, commensurate with the expanded geographic footprint, including new opportunities provided by the aforementioned METR acquisition.

We continue to invest in new technology geared towards enhancing the client experience both online and within our retail locations. During 2016, we deployed leading-edge technology to offer extended hours and improved efficiency throughout our footprint.

Additionally, we were recently named as a winner of ten 2016 Greenwich Associates Excellence in Banking Awards. In our fifth consecutive year of recognition by Greenwich Associates, we received both national and regional honors for Small Business and Middle Market Banking.

Income Statement Highlights

•	Net income available to common stockholders was $162.9 million for 2016, compared to $151.6 million for 2015.
•	Operating net income available to common stockholders (non-GAAP) was $187.7 million for 2016, compared to $153.7 million for 2015.
•	Earnings per diluted common share was $0.78 for 2016, compared to $0.86 for 2015.
•	Operating earnings per diluted common share (non-GAAP) was $0.90 for 2016, compared to $0.87 for 2015.
•	Non-interest income was $201.8 million for 2016, compared to $162.4 million for 2015.
•	Net interest margin on an FTE basis (non-GAAP) was 3.38% for 2016, compared to 3.42% for 2015.
•	Non-interest expense, excluding merger-related costs, was $473.7 million for 2016, compared to $387.5 million for 2015.
•	The efficiency ratio (non-GAAP) was 55.4% for 2016, compared to 56.1% for 2015.

Balance Sheet Highlights

•	Total assets were $21.8 billion at December 31, 2016, compared to $17.6 billion at December 31, 2015.
•	Total stockholders’ equity was $2.6 billion at December 31, 2016, compared to $2.1 billion at December 31, 2015.
•	Average loans grew 22.4% for 2016, compared to 2015, through continued organic growth and the loans added through the METR acquisition and Fifth Third branch purchase.
•	Average deposits grew 26.5%, compared to 2015, through continued growth and the deposits added through the METR acquisition and Fifth Third and Bank of America (BofA) branch purchases.
•	The ratio of loans to deposits was 92.7% at December 31, 2016, compared to 96.6% at December 31, 2015.
•	Asset quality was satisfactory with a delinquency ratio of 1.04% on the originated portfolio at December 31, 2016, compared to 0.93% at December 31, 2015.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Net income available to common stockholders for 2016 was $162.9 million or $0.78 per diluted common share, compared to net income available to common stockholders for 2015 of $151.6 million or $0.86 per diluted common share. The results for 2016 included $37.4 million, or $0.12 per diluted common share, in merger costs and reflect costs and benefits associated with the METR acquisition that closed on February 13, 2016, combined with the Fifth Third branch purchase that closed on April 22, 2016. The results for 2015 included $3.0 million, or $0.01 in diluted common share, in merger costs and reflect costs and benefits associated with the BofA branch purchase that closed on September 18, 2015, combined with costs associated with the METR acquisition. Average diluted common shares outstanding increased 31.4 million shares or 17.8% to 207.8 million shares for 2016, primarily as a result of the METR acquisition.

The major categories of the income statement and their respective impact to the increase (decrease) in net income are presented below:

	Year Ended December 31		$ Change	% Change
(in thousands, except per share data)	2016	2015
Net interest income	$611,512	$498,222	$113,290	22.7%
Provision for credit losses	55,752	40,441	15,311	37.9%
Non-interest income	201,761	162,410	39,351	24.2%
Non-interest expense	511,133	390,549	120,584	30.9%
Income taxes	75,497	69,993	5,504	7.9%

Net income	$170,891	$159,649	$11,242	7.0%
Less: Preferred stock dividends	8,041	8,041	—	—

Net income available to common stockholders	$162,850	$151,608	$11,242	7.4%

Net income per common share – Basic	$0.79	$0.87	$(0.08)	(9.2)%
Net income per common share – Diluted	0.78	0.86	(0.08)	(9.3)%
Cash dividends per common share	0.48	0.48	—	—

The following table presents selected financial ratios and other relevant data used to analyze our performance.

Year Ended December 31	2016	2015
(dollars in thousands)
Return on average equity	6.84%	7.70%
Return on average tangible common equity (non-GAAP)	12.89%	14.46%
Return on average assets	0.83%	0.96%
Return on average tangible assets (non-GAAP)	0.92%	1.06%

Average equity for 2016 reflects the impact of the METR acquisition.

In addition to evaluating our results of operations in accordance with GAAP, we routinely supplement our evaluation with an analysis of certain non-GAAP financial measures, such as operating net income, return on average tangible common equity, return on average tangible assets and net interest income on an FTE basis. We believe these non-GAAP financial measures enhance the ability of investors to better understand financial performance and the underlying trends related to core business activities. Additionally, these non-GAAP financial measures facilitate comparisons with the performance of our peers. The non-GAAP financial measures used by us may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP.

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

	Year Ended December 31
(dollars in thousands)	2016			2015			2014
Assets	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Interest-bearing deposits with banks	$116,769	$444	0.38%	$70,116	$117	0.17%	$51,070	$94	0.18%
Taxable investment securities (1)	3,720,800	71,853	1.93	2,864,795	58,148	2.03	2,590,746	54,060	2.09
Tax-exempt investment securities (1) (2)	319,836	13,815	4.32	204,076	9,853	4.83	155,608	8,148	5.24
Residential mortgage loans held for sale	16,525	726	4.39	7,773	382	4.91	3,932	355	9.02
Loans (2) (3)	14,265,032	603,373	4.23	11,650,742	485,930	4.17	10,364,199	453,225	4.37

Total interest-earning assets (2)	18,438,962	690,211	3.74	14,797,502	554,430	3.75	13,165,555	515,882	3.92
Cash and due from banks	275,432			206,566			197,210
Allowance for credit losses	(152,751)			(133,508)			(117,027)
Premises and equipment	219,192			165,253			163,986
Other assets	1,896,882			1,570,334			1,552,416

Total assets	$20,677,717			$16,606,147			$14,962,140

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$6,652,953	16,029	0.24	$5,040,102	8,562	0.17	$4,352,050	6,812	0.16
Savings	2,237,020	1,712	0.08	1,714,587	787	0.05	1,556,040	698	0.04
Certificates and other time	2,600,340	23,498	0.90	2,565,937	21,858	0.85	2,681,055	22,093	0.82
Short-term borrowings	1,975,742	12,183	0.61	1,664,143	7,075	0.42	1,442,842	5,638	0.39
Long-term borrowings	616,283	14,029	2.28	566,914	10,291	1.82	411,433	7,445	1.81

Total interest-bearing liabilities	14,082,338	67,451	0.48	11,551,683	48,573	0.42	10,443,420	42,686	0.41
Non-interest-bearing demand	3,884,941			2,832,982			2,448,546
Other liabilities	210,462			149,312			149,734

Total liabilities	18,177,741			14,533,977			13,041,700
Stockholders’ equity	2,499,976			2,072,170			1,920,440

Total liabilities and stockholders’ equity	$20,677,717			$16,606,147			$14,962,140

Excess of interest-earning assets over interest-bearing liabilities	$4,356,624			$3,245,819			$2,722,135

Net interest income (FTE) (2)		622,760			505,857			473,196
Tax-equivalent adjustment		(11,248)			(7,635)			(6,899)

Net interest income		$611,512			$498,222			$466,297

Net interest spread			3.26%			3.33%			3.51%

Net interest margin (2)			3.38%			3.42%			3.59%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income

Net Interest Income

Net interest income, which is our major source of revenue, is the difference between interest income from interest-earning assets and interest expense paid on interest-bearing liabilities. In 2016, net interest income, which comprised 75.2% of net revenue (net interest income plus non-interest income) compared to 75.4% in 2015, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income on an FTE basis (non-GAAP) of $622.8 million for 2016 increased $116.9 million or 23.1% from $505.9 million for 2015. Average interest earning assets increased $3.6 billion or 24.6% and average interest-bearing liabilities increased $2.5 billion or 21.9% from 2015, primarily due to the METR acquisition, combined with organic growth in loans and deposits. Our net interest margin (non-GAAP) was 3.38% for 2016, compared to 3.42% for 2015, reflecting the impact of an extended low interest rate environment and a competitive landscape for interest-earning assets. The tax-equivalent adjustment to net interest income (non-GAAP) from amounts reported in our financial statements is shown in the preceding table.

The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:

	2016 vs 2015			2015 vs 2014
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$112	$215	$327	$30	$(7)	$23
Securities (2)	22,677	(5,010)	17,667	7,241	(1,448)	5,793
Residential mortgage loans held for sale	388	(44)	344	239	(212)	27
Loans and leases (2)	110,659	6,784	117,443	54,258	(21,553)	32,705

Total interest income (2)	133,836	1,945	135,781	61,768	(23,220)	38,548

Interest Expense
Deposits:
Interest-bearing demand	3,868	3,599	7,467	1,560	190	1,750
Savings	320	605	925	111	(22)	89
Certificates and other time	297	1,343	1,640	(967)	732	(235)
Short-term borrowings	2,702	2,406	5,108	2,187	(750)	1,437
Long-term borrowings	954	2,784	3,738	2,823	23	2,846

Total interest expense	8,141	10,737	18,878	5,714	173	5,887

Net change (2)	$125,695	$(8,792)	$116,903	$56,054	$(23,393)	$32,661

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $690.2 million for 2016, increased $135.8 million or 24.5% from 2015, primarily due to increased interest-earning assets, which was slightly offset by lower yields. During 2016 and 2015, we recognized benefits of $6.7 million and $5.0 million, respectively, in accretable yield adjustments on acquired loans. The increase in interest-earning assets was primarily driven by a $2.6 billion or 22.4% increase in average loans and leases, including $929.2 million or 8.0% of organic growth, which reflects the benefit of our expanded banking footprint and successful sales management. Loans added at closing in the Fifth Third branch purchase and METR acquisition were $95.4 million and $1.9 billion, respectively. The loans added in the BofA branch purchase were immaterial. Additionally, average securities increased $971.8 million or 31.7%, primarily due to replacing the securities acquired from METR with new securities. The yield on average interest-earning assets (non-GAAP) decreased 1 basis point from 3.75% for 2015 to 3.74% for 2016.

Interest expense of $67.5 million for 2016 increased $18.9 million or 38.9% from 2015 due to an increase in rates paid and growth in interest-bearing liabilities, as all categories of interest-bearing liabilities increased over the same period of 2015. Average interest-bearing deposits increased $2.2 billion or 23.3%, including $242.4 million or 11.2% of organic growth, which reflects the benefit of our expanded banking footprint. Additionally, interest-bearing deposits added at closing in the Fifth Third branch purchase, METR acquisition and BofA branch purchase were $258.1 million, $1.9 billion and $105.3 million, respectively. Average short-term borrowings increased $311.6 million or 18.7%, primarily as a result of a $538.2 increase in federal funds purchased, partially offset by declines of $201.3 million and $25.3 million in customer repurchase agreements and short-term FHLB borrowings, respectively. Average long-term borrowings increased $49.4 million or 8.7%, primarily due to $100.0 million in subordinated notes that we issued in our October 2015 debt offering in anticipation of the acquisitions in early 2016. The rate paid on interest-bearing liabilities increased 6 basis points to 0.48% for 2016, compared to 0.42% for 2015, due to the debt offering and changes in the funding mix as borrowings increased faster than deposits. Given the relatively low level of interest rates and the current rates paid on the various deposit products, we believe there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period.

The following table presents information regarding the provision for credit losses and net charge-offs for the years 2014 through 2016:

			2016 vs 2015			2015 vs 2014
(dollars in thousands)	2016	2015	$ Change	% Change	2014	$ Change	% Change
Provision for credit losses:
Originated	$55,422	$41,484	$13,938	33.6%	$34,094	$7,390	21.7%
Acquired	330	(1,043)	1,373	(131.6)%	4,554	(5,597)	(122.9)%

Total provision for credit losses	$55,752	$40,441	$15,311	37.9%	$38,648	$1,793	4.6%

Net charge-offs:
Originated	$39,915	$24,151	$15,764	65.3%	$21,026	$3,125	14.9%
Acquired	(210)	204	(414)	(202.9)%	2,480	(2,276)	(91.8)%

Total net charge-offs	$39,705	$24,355	$15,350	63.0%	$23,506	$849	3.6%

Net loan charge-offs / total average loans and leases	0.28%	0.21%			0.23%
Net originated loan charge-offs / total average originated loans and leases	0.34%	0.24%			0.24%

The provision for credit losses of $55.8 million during 2016 increased $15.3 million from 2015. This increase was related to organic loan growth, an increase in charge-offs, which included a $4.0 million charge-off from a single commercial relationship involving a borrower alleged to have falsified documents and financial information over an extended period of time, and credit migration. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

The breakdown of non-interest income for the years 2014 through 2016 is presented in the following table:

			2016 vs 2015			2015 vs 2014
(dollars in thousands)	2016	2015	$ Change	% Change	2014	$ Change	% Change
Service charges	$99,033	$70,698	$28,335	40.1%	$68,267	$2,431	3.6%
Trust fees	21,173	20,934	239	1.1%	19,365	1,569	8.1%
Insurance commissions and fees	18,328	16,270	2,058	12.6%	16,758	(488)	(2.9)%
Securities commissions and fees	13,468	13,642	(174)	(1.3)%	11,453	2,189	19.1%
Swap fee income	13,921	9,477	4,444	46.9%	5,744	3,733	65.0%
Mortgage banking operations	12,106	8,619	3,487	40.5%	3,705	4,914	132.6%
Bank owned life insurance	10,150	8,010	2,140	26.7%	7,716	294	3.8%
Net securities gains	712	822	(110)	(13.4)%	11,717	(10,895)	n/m
Other	12,870	13,938	(1,068)	(7.7)%	13,549	389	2.9%

Total non-interest income	$201,761	$162,410	$39,351	24.2%	$158,274	$4,136	2.6%

n/m – not meaningful

Total non-interest income of $201.8 million for 2016 increased $39.4 million or 24.2% from $162.4 million in 2015. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases for several line items related to the expanded operations from the METR acquisition and BofA and Fifth Third branch purchases.

Service charges on loans and deposits of $99.0 million for 2016 increased $28.3 million or 40.1% from $70.7 million in 2015. The impact of organic growth and the expanded customer base due to acquisitions resulted in increases of $17.9 million or 45.0% in deposit-related service charges and $10.4 million or 33.7% in other service charges and fees over this same period.

Insurance commissions and fees of $18.3 million for 2016 increased $2.1 million or 12.6% from $16.3 million in 2015, primarily due to revenues from the insurance businesses acquired in June 2015, combined with the impact of new client acquisition due to expanded product capabilities and the benefits of new hires during 2015.

Swap fee income of $13.9 million for 2016 increased $4.4 million or 46.9% from $9.5 million for 2015, as we earned more in fees through our commercial loans interest rate swap program, reflecting stronger demand from commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk.

Mortgage banking operations income of $12.1 million for 2016 increased $3.5 million or 40.5% from $8.6 million for 2015, primarily due to strong organic growth resulting from our strategic decision to expand the scope of this business unit. During 2016, we sold $704.2 million of residential mortgage loans, compared to $444.7 million for 2015.

Income from BOLI of $10.2 million for 2016 increased $2.1 million or 26.7% from $8.0 million in 2015, due to a combination of reinvesting into a higher yielding policy and death benefits received.

Other non-interest income was $12.9 million and $13.9 million for 2016 and 2015, respectively. During 2016, we recognized a gain of $2.4 million relating to the $10.0 million redemption of TPS that was originally issued by a company that we acquired. Additionally during 2016, we recorded $2.2 million less in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million during 2015, combined with a decreased rate of FRB dividends resulting from December 2015 legislation for banks with more than $10 billion in total assets. During 2016, we also recorded $0.8 million more in gains from an equity investment and $0.5 million less in gains on the sale of fixed assets and repossessed assets.

Non-Interest Expense

The breakdown of non-interest expense for the years 2014 through 2016 is presented in the following table:

			2016 vs 2015			2015 vs 2014
(dollars in thousands)	2016	2015	$ Change	% Change	2014	$ Change	% Change
Salaries and employee benefits	$239,798	$202,068	$37,730	18.7%	$195,016	$7,052	3.6%
Net occupancy	40,086	33,670	6,416	19.1%	32,281	1,389	4.3%
Equipment	38,046	31,869	6,177	19.4%	29,245	2,624	9.0%
Amortization of intangibles	11,210	8,305	2,905	35.0%	9,717	(1,412)	(14.5)%
Outside services	43,737	34,698	9,039	26.0%	33,208	1,490	4.5%
FDIC insurance	19,203	12,888	6,315	49.0%	13,258	(370)	(2.8)%
Supplies	10,834	8,064	2,770	34.4%	7,102	962	13.5%
Bank shares and franchise taxes	8,940	8,139	801	9.8%	6,954	1,185	17.0%
Telephone	7,159	6,234	925	14.8%	5,710	524	9.2%
Advertising and promotional	10,141	8,396	1,745	20.8%	7,824	572	7.3%
Loan related	8,170	6,161	2,009	32.6%	4,933	1,228	24.9%
Other real estate owned	5,153	4,637	516	11.1%	4,401	236	5.4%
Merger and acquisition related	37,439	3,033	34,406	n/m	9,611	(6,578)	n/m
Other	31,217	22,387	8,830	39.4%	19,993	2,394	12.0%

Total non-interest expense	$511,133	$390,549	$120,584	30.9%	$379,253	$11,296	3.0%

n/m – not meaningful

Total non-interest expense of $511.1 million for 2016 increased $120.6 million or 30.9% from $390.5 million in 2015. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the increases for several line items related to the expanded operations from the METR acquisition and BofA and Fifth Third branch purchases.

Salaries and employee benefits of $239.8 million for 2016 increased $37.7 million or 18.7% from $202.1 million in 2015, primarily due to employees added in conjunction with the aforementioned acquisitions and heightened regulatory compliance costs, combined with new hires, merit increases and higher medical insurance costs in 2016.

Net occupancy and equipment expense of $78.1 million for 2016 increased $12.6 million or 19.2% from $65.5 million in 2015, primarily resulting from the acquisitions, combined with additional costs associated with our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures to meet regulatory requirements. These increases were partially offset by lower costs attributable to a mild winter season in the early part of 2016, compared to the same period of 2015.

Amortization of intangibles expense of $11.2 million for 2016 increased $2.9 million or 35.0% from $8.3 million in 2015, due to the additional core deposit intangibles added as a result of the METR acquisition and BofA and Fifth Third branch purchases.

Outside services expense of $43.7 million for 2016 increased $9.0 million or 26.0% from $34.7 million in 2015, primarily due to an increase of $5.1 million in services, such as reporting and monitoring, shredding, printing and filing, that are provided by others. Additionally, data processing services, check card expenses and licenses, fees and dues increased $1.3 million, $0.9 million and $0.7 million, respectively. These increases were all primarily due to additional costs associated with the recent acquisitions and were partially offset by a decrease of $0.8 million decrease in consulting fees.

FDIC insurance of $19.2 million for 2016 increased $6.3 million or 49.0% from $12.9 million in 2015, primarily due to a higher assessment base due to merger and acquisition activity. Additionally, we are now paying a surcharge for banks with over $10 billion in assets and a higher level due to increased classified assets relating to the METR acquisition. The surcharge is assessed on all assets over $10 billion at the rate of 4.5 basis points annualized, which resulted in additional expense in the last half of 2016 of $2.2 million.

Supplies expense of $10.8 million for 2016 increased $2.8 million or 34.4% from $8.1 million in 2015, as we recognized additional costs associated with the recent acquisitions.

Bank shares and franchise taxes expense of $8.9 million for 2016 increased $0.8 million or 9.8% from $8.1 million in 2015, primarily due to a higher assessment base resulting from enhanced capital levels at FNBPA in conjunction with the recent acquisitions.

Telephone expense of $7.2 million for 2016 increased $0.9 million or 14.8% from $6.2 million in 2015, as we recognized additional costs associated with the recent acquisitions.

Advertising and promotional expense of $10.1 million for 2016 increased $1.7 million or 20.8% from $8.4 million in 2015, primarily due to higher expenses associated with the recent acquisitions, combined with additional costs associated with promotional efforts to support further expansion in the Cleveland, Ohio and Baltimore, Maryland metropolitan markets.

Loan-related expense of $8.2 million for 2016 increased $2.0 million or 32.6% from $6.2 million in 2015, primarily due to higher appraisal fees and collection expenses, partially offset by lower filing fees.

OREO expense of $5.2 million for 2016 increased $0.5 million or 11.1% from $4.6 million in 2015, primarily due to write-downs to permit the sale of certain properties during the year, combined with updated valuations.

We recorded $37.4 and $3.0 million in merger-related costs in 2016 and 2015, respectively. The 2016 costs were related to the METR acquisition, the Fifth Third branch purchase and the pending YDKN acquisition, while the 2015 costs were associated with the METR acquisition and BofA branch purchase. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. The costs for 2015 and 2016 are summarized in the following table:

Year ended December 31	2016	2015
(in thousands)
Professional services	$18,114	$1,643
Severance and other employee benefit costs	14,149	212
Data processing conversion costs	2,028	443
Marketing costs	1,219	341
Other expenses	1,929	394

Total merger-related costs	$37,439	$3,033

Other non-interest expense was $31.2 million and $22.4 million for 2016 and 2015, respectively. During 2016, we incurred a $2.6 million impairment charge on acquired other assets relating to low income housing projects.

Additionally, during 2016, business development expenses increased $1.0 million and postage expense increased $0.7 million, both primarily due to the recent acquisitions. Also, other miscellaneous losses increased $2.2 million over this same period, primarily due to higher credit card disputes and fraud losses given our expanded size and geographic footprint.

Income Taxes

The following table presents information regarding income tax expense and certain tax rates:

Year ended December 31	2016	2015	2014
(dollars in thousands)
Income tax expense	$75,497	$69,993	$62,620
Effective tax rate	30.6%	30.5%	30.3%
Statutory tax rate	35.0%	35.0%	35.0%

Our income tax expense for 2016 increased $5.5 million or 7.9% from 2015. The effective tax rate was 30.6% for 2016 compared to 30.5% for 2015. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Refer to the previous section of this Management’s Discussion and Analysis for tables which reflect a comparison of the years ended 2015 versus 2014. Certain significant changes for the years ended 2015 versus 2014 are discussed in the paragraphs that follow.

Net income available to common stockholders for 2015 was $151.6 million or $0.86 per diluted common share, compared to net income available to common stockholders for 2014 of $135.7 million or $0.80 per diluted common share. The results for 2015 included $3.0 million in merger costs and reflect costs and benefits associated with the BofA branch purchase that closed on September 18, 2015, combined with costs associated with the METR acquisition that closed on February 13, 2016. The results for 2014 included $9.6 million in merger costs and reflect the OBA, BCSB and PVF acquisitions that closed on September 19, 2014, February 15, 2014 and October 12, 2013, respectively. Average diluted common shares outstanding increased 7.3 million shares or 4.3% to 176.3 million shares for 2015, primarily as a result of the full-year effect of the previously-mentioned acquisitions.

Our return on average equity was 7.70% and our return on average assets was 0.96% for 2015, compared to 7.50% and 0.96%, respectively, for 2014. Our return on average tangible common equity was 14.46% and our return on average tangible assets was 1.06% for 2015, compared to 14.91% and 1.08%, respectively, for 2014. Average equity was $2.1 billion and $1.9 billion for 2015 and 2014, respectively, while average tangible equity was $1.2 billion and $1.1 billion, respectively, for those same periods. Average equity for 2015 reflects the full-year impact of the above-mentioned acquisitions that were completed during 2014.

Net Interest Income

In 2015, net interest income, which comprised 75.4% of net revenue compared to 74.7% in 2014, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $32.7 million or 6.9% from $473.2 million for 2014 to $505.9 million for 2015. Average interest-earning assets increased $1.6 billion or 12.4% and average interest-

bearing liabilities increased $1.1 billion or 10.6% from 2014, due to the acquisitions of OBA and BCSB, combined with organic growth in loans and deposits. Our net interest margin was 3.42% for 2015, compared to 3.59% for 2014, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment. Accretable yield adjustments added 6 basis points to the net interest margin for both 2015 and 2014.

Interest income, on an FTE basis, of $554.4 million for 2015, increased $38.5 million or 7.5% from 2014, primarily due to increased interest-earning assets, partially offset by lower yields due to competitive market rates throughout 2015 being less than portfolio yields at the end of 2014. During 2015 and 2014, we recognized a benefit of $5.0 million and $6.6 million, respectively, in accretable yield adjustments on acquired loans. The increase in interest-earning assets was primarily driven by a $1.3 billion or 12.4% increase in average loans, including $1.0 billion or 9.7% of organic growth, which reflects the benefit of our expanded banking footprint and successful sales management. The yield on interest-earning assets decreased 17 basis points from 3.92% for 2014 to 3.75% for 2015, reflecting the decreases in market interest rates, competitive pressures and the above-mentioned changes in accretable yield adjustments on acquired loans.

Interest expense of $48.6 million for 2015 increased $5.9 million or 13.8% from 2014 due to growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities increased 1 basis point to 0.42% for 2015, compared to 0.41% for 2014, reflecting changes in interest rates and the effect of the subordinated debt borrowed in October 2015, partially offset by a favorable shift in deposit mix to lower-cost transaction deposits. The growth in average interest-bearing liabilities was primarily attributable to growth in average interest-bearing deposits, which increased $0.7 billion or 8.5%, including $0.5 billion or 5.0% of organic growth.

Provision for Credit Losses

The provision for credit losses of $40.4 million during 2015 increased $1.8 million from 2014, primarily due to an increase of $7.4 million in the provision for the originated portfolio supporting loan growth, and to a lesser degree, some slight credit migration within the originated commercial portfolio. This was partially offset by a decrease of $5.6 million in the provision for the acquired portfolio, which resulted from lower acquired net charge-offs and generally more favorable cash flow re-estimations during the year. During 2015, net charge-offs were $24.4 million, or 0.21% of average loans and leases, compared to $23.5 million, or 0.23% of average loans and leases, for 2014. The ratio of the allowance for credit losses to total loans and leases equaled 1.16% and 1.12% at December 31, 2015 and 2014, respectively, reflecting our overall favorable credit quality performance, along with the addition of loans acquired in the BCSB and OBA acquisitions during 2014, which did not carry a corresponding allowance for credit losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $162.4 million for 2015 increased $4.1 million or 2.6% from $158.3 million in 2014. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $70.7 million for 2015 increased $2.4 million or 3.6% from $68.3 million in 2014. Deposit-related service charges decreased $0.5 million or 1.3% over this period following a nationwide trend as consumers are better managing their accounts to avoid these types of fees. Other service charges and fees increased $3.0 million or 10.7% over this period, reflecting the impact of organic growth and the expanded customer base due to acquisitions.

Trust fees of $20.9 million for 2015 increased $1.6 million or 8.1% from $19.4 million in 2014, primarily driven by strong organic growth activity, geographic expansion and improved market conditions. The market value of assets under management increased $194.9 million or 5.5% to $3.7 billion from December 31, 2014 to December 31, 2015.

Insurance commissions and fees of $16.3 million for 2015 decreased $0.5 million or 2.9% from $16.8 million in 2014, primarily due to reduced contingent fee income resulting from increases in claims and higher loss ratios during 2015 compared to 2014.

Securities commissions of $13.6 million for 2015 increased $2.2 million or 19.1% from $11.5 million in 2014, primarily due to positive results from initiatives generating new customer relationships, combined with increased volume, geographic expansion and improved market conditions. Partially offsetting these increases were the costs associated with a securities system conversion, combined with the impact of severe weather conditions throughout FNB’s market area in the first half of 2014.

Swap fee income of $9.5 million for 2015 increased $3.7 million or 65.0% from $5.7 million in 2014, as we recorded more in fees earned through our commercial loan interest rate swap program, reflecting strong commercial loan growth.

Net securities gains were $0.8 million and $11.7 million for 2015 and 2014, respectively. During 2014, FNB strategically sold our entire portfolio of pooled TPS for net proceeds of $51.5 million and a gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2016. Partially offsetting this gain was a net loss of $2.1 million relating to the sale of other securities. By selling these securities, we strengthened the risk profile of our investment portfolio, improved our capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Mortgage banking operations generated income of $8.6 million and $3.7 million for 2015 and 2014, respectively. This increase was primarily due to higher origination volume and successful cross-selling efforts generated from a strengthened mortgage management team and expanded market presence. During 2015, we sold $444.7 million of residential mortgage loans, compared to $162.7 million for 2014.

Other non-interest income was $13.9 million and $13.5 million for 2015 and 2014, respectively. During 2015, we recorded $1.7 million more in dividends on non-marketable equity securities, primarily resulting from a special dividend paid by the FHLB totaling $1.0 million. Additionally, we recorded $1.0 million more in gains from an equity investment, a gain of $0.4 million relating to the sale of our ownership interest in a non-banking affiliate and a gain of $0.4 million relating to the settlement of an insurance benefit. Also during 2015, we recognized $0.5 million more in gains on the sale of fixed assets, $0.5 million more in foreign currency exchange income, $0.4 million less in recoveries of impaired loans acquired in previous acquisitions and $0.5 million less in swap valuation income due to changes in the yield curve. During 2015, we recorded $0.9 million in short-term equipment rental income. During 2014, we recognized a one-time $2.7 million gain from an overpayment related to a predecessor bank’s acquisition of another bank prior to becoming part of us and recorded a gain of $0.9 million related to the sale of impaired commercial loans.

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

Occupancy and equipment expense of $65.5 million for 2015 increased $4.0 million or 6.5% from $61.5 million in 2014, primarily resulting from acquisitions, combined with an increase in rental expense relating to the

Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, our continued focus on new technology, both in meeting customer needs via the utilization of electronic delivery channels, such as online and mobile banking, and in meeting the continued regulatory requirements, resulted in an increase of $2.6 million in technology-related expense during 2015.

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

FDIC insurance of $12.9 million for 2015 decreased $0.4 million or 2.8% from $13.3 million in 2014, due to the implementation of certain business strategies to lower our assessment rate along with a refinement of previous estimates related to Basel III requirements.

Supplies expense of $8.1 million for 2015 increased $1.0 million or 13.6% from $7.1 million in 2014, as we recognized additional costs associated with the recent acquisitions and recent company-wide conversion to an enhanced internal network platform.

Bank shares and franchise taxes expense of $8.1 million for 2015 increased $1.2 million or 17.0% from $7.0 million in 2014, primarily due to a higher assessment base resulting from enhanced capital levels at FNBPA due to the 2014 acquisitions.

Telephone expense of $6.2 million for 2015 increased $0.5 million or 9.2% from $5.7 million in 2014, as we recognized additional costs associated with the recent acquisitions and an expanded mobile work force.

Advertising and promotional expense of $8.4 million for 2015 increased $0.6 million or 7.3% from $7.8 million in 2014, primarily due to higher expenses associated with the recent acquisitions, as we implemented promotional efforts to support further expansion in the Cleveland, Ohio and the higher cost Baltimore, Maryland metropolitan markets.

Loan-related expense of $6.2 million for 2015 increased $1.2 million or 24.9% from $4.9 million in 2014, primarily due to appraisal fees and processing costs incurred for enhanced underwriting standards.

OREO expense of $4.6 million for 2015 increased slightly from 2014, as we incurred higher levels of write-downs to permit the sale of certain properties in our continuing effort to manage expenses.

We recorded $3.0 million in merger-related costs in 2015, primarily associated with the METR acquisition and BofA branch purchase. The detail of these costs was previously disclosed. Merger-related costs recorded during 2014 were $9.6 million, primarily in conjunction with the OBA and BCSB acquisitions. The merger-related costs for 2014 were comprised of $4.9 million in severance and other employee benefit costs, $2.8 million in professional services, $1.0 million in data processing conversion costs, $0.7 million in marketing costs and $0.2 million in other expenses.

Other non-interest expense was $22.4 million and $20.0 million for 2015 and 2014, respectively. During 2015, we recognized $0.7 million more in other taxes, primarily due to acquisitions and volume increases related to organic growth. In addition, other miscellaneous losses increased $0.3 million, primarily due to higher credit card disputes and fraud losses. We also recorded $0.6 million in costs associated with short-term equipment rental income during 2015.

Income Taxes

Our income tax expense of $70.0 million for 2015 increased $7.4 million or 11.8% from $62.6 million in 2014. The effective tax rate was 30.5% for 2015 compared to 30.3% for 2014. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

FINANCIAL CONDITION

The following table presents our condensed consolidated balance sheets:

	December 31		$ Change	% Change
(dollars in thousands)	2016	2015
Assets
Cash and cash equivalents	$371,407	$489,119	$(117,712)	(24.1)%
Securities	4,569,329	3,267,628	1,301,701	39.8%
Residential mortgage loans held for sale	11,908	4,781	7,127	149.1%
Loans and leases, net	14,738,884	12,048,428	2,690,456	22.3%
Goodwill and other intangibles	1,099,456	878,730	220,726	25.1%
Other assets	1,053,833	868,976	184,857	21.3%

Total Assets	$21,844,817	$17,557,662	$4,287,155	24.4%

Liabilities and Stockholders’ Equity
Deposits	$16,065,647	$12,623,463	$3,442,184	27.3%
Borrowings	3,042,504	2,690,376	352,128	13.1%
Other liabilities	165,049	147,641	17,408	11.8%

Total liabilities	19,273,200	15,461,480	3,811,720	24.7%
Stockholders’ equity	2,571,617	2,096,182	475,435	22.7%

Total Liabilities and Stockholders’ Equity	$21,844,817	$17,557,662	$4,287,155	24.4%

The December 31, 2016 balance sheet includes the METR acquisition and Fifth Third branch purchase mentioned previously.

Lending Activity

The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total portfolio also contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $184.7 million or 1.2% of total loans at December 31, 2016, compared to $186.2 million or 1.5% of the total portfolio at December 31, 2015. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

Following is a summary of loans and leases:

December 31	2016	2015	2014	2013	2012
(in thousands)
Commercial real estate	$5,435,162	$4,109,056	$3,815,708	$3,245,209	$2,707,046
Commercial and industrial	3,042,781	2,601,722	2,318,015	1,881,474	1,602,314
Commercial leases	196,636	204,553	177,824	158,895	130,133

Commercial loans and leases	8,674,579	6,915,331	6,311,547	5,285,578	4,439,493
Direct installment	1,844,399	1,706,636	1,644,621	1,467,236	1,178,530
Residential mortgages	1,844,574	1,395,971	1,263,053	1,086,739	1,092,228
Indirect installment	1,196,313	996,729	875,551	655,587	582,037
Consumer lines of credit	1,301,200	1,137,255	1,110,976	965,771	805,494
Other	35,878	38,518	41,290	45,183	39,937

Total loans and leases	$14,896,943	$12,190,440	$11,247,038	$9,506,094	$8,137,719

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties.
•	Commercial and industrial includes loans to businesses that are not secured by real estate.
•	Commercial leases consist of leases for new or used equipment.
•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans.
•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties.
•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans.
•	Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
•	Other is comprised primarily of credit cards, mezzanine loans and student loans.

Additional information relating to originated and acquired loans is provided in Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Total loans and leases increased $2.7 billion or 22.2% to $14.9 billion at December 31, 2016, compared to $12.2 billion at December 31, 2015, as we acquired $1.9 billion and $97.7 million in loans from the METR acquisition and Fifth Third branch purchase, respectively. Additionally, organic growth resulted in an additional increase of $748.1 million in total loans.

Total loans and leases increased $943.4 million or 8.4% to $12.2 billion at December 31, 2015, compared to $11.2 billion at December 31, 2014, as a result of organic growth, particularly in commercial loans and leases.

As of December 31, 2016, 36.2% of the commercial real estate loans were owner-occupied, while the remaining 63.8% were non-owner-occupied, compared to 38.1% and 61.9%, respectively, as of December 31, 2015. As of December 31, 2016 and 2015, we had commercial construction loans of $460.0 million and $352.3 million, respectively, representing 3.1% and 2.9% of total loans and leases, respectively.

Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is appropriate and within targeted thresholds Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. Over the last several quarters, certain borrowers in commodity-based industries have faced challenges related to softer commodity prices, which has led to migration during this time, as these borrowers are more sensitive to price movements in these markets.

Following is a summary of the maturity distribution of certain loan categories with fixed and floating interest rates for those loans with maturity dates over one year as of December 31, 2016:

(in thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$788,291	$2,995,251	$4,891,037	$8,674,579
Residential mortgages	4,073	28,358	1,812,143	1,844,574

Total	$792,364	$3,023,609	$6,703,180	$10,519,153

Interest rates for loans with maturities over one year:
Fixed		$945,521	$1,739,522	$2,685,043
Floating		1,968,858	5,072,888	7,041,746

For additional information relating to lending activity, see Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Non-Performing Assets

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. We place a loan on non-accrual status and discontinue interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods that have not been returned to accrual status.

Following is a summary of non-performing assets:

December 31	2016	2015	2014	2013	2012
(dollars in thousands)
Non-accrual loans	$65,479	$49,897	$45,113	$58,755	$66,004
Troubled debt restructurings	20,428	22,028	23,439	18,698	14,876

Total non-performing loans	85,907	71,925	68,552	77,453	80,880
Other real estate owned (OREO)	32,490	38,918	41,466	40,681	35,257

Total non-performing loans and OREO	118,397	110,843	110,018	118,134	116,137
Non-performing investments	—	—	—	797	2,809

Total non-performing assets	$118,397	$110,843	$110,018	$118,931	$118,946

Non-performing loans/total loans and leases	0.58%	0.59%	0.61%	0.81%	0.99%
Non-performing loans + OREO/ total loans and leases + OREO	0.79%	0.91%	0.97%	1.24%	1.42%
Non-performing assets/total assets	0.54%	0.63%	0.68%	0.88%	0.99%

During 2016, non-performing loans and OREO increased $7.6 million. This reflects an increase of $15.6 million in non-accrual loans, partially offset by decreases of $1.6 million and $6.4 million in TDRs and OREO, respectively. The increase in non-accrual loans was primarily attributable to the migration of a few borrowers in the commercial and industrial portfolio that operate largely within commodity-based industries that have faced pricing pressures. The decrease in TDRs was primarily attributable to payoffs of commercial credits. Despite the additional OREO properties acquired from METR and Fifth Third, including banking facilities that are no longer in use, OREO decreased, primarily due to the sale of several commercial OREO properties.

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

Following is a summary of non-performing loans and leases, by class:

December 31	2016	2015	2014	2013	2012
(in thousands)
Commercial real estate	$21,225	$26,087	$26,134	$43,648	$48,483
Commercial and industrial	26,256	14,846	8,852	6,683	6,099
Commercial leases	3,429	659	722	734	965

Total commercial loans and leases	50,910	41,592	35,708	51,065	55,547
Direct installment	14,952	13,791	15,901	10,577	8,541
Residential mortgages	13,367	12,763	13,842	14,012	11,415
Indirect installment	2,181	1,514	1,305	1,202	1,131
Consumer lines of credit	3,497	2,265	1,796	597	746
Other	1,000	—	—	—	3,500

Total non-performing loans and leases	$85,907	$71,925	$68,552	$77,453	$80,880

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

TDRs that are accruing and performing include loans that we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern on the modified terms for more than nine months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in incremental losses which are factored into the allowance for credit losses estimate. Additional information related to our TDRs is included in Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of performing, non-performing and non-accrual originated TDRs, by class:

(in thousands)	Performing	Non- Performing	Non-Accrual	Total
December 31, 2016
Commercial real estate	$—	$162	$3,857	$4,019
Commercial and industrial	—	4	2,113	2,117

Total commercial loans and leases	—	166	5,970	6,136
Direct installment	10,414	8,468	1,597	20,479
Residential mortgages	4,730	10,051	1,128	15,909
Indirect installment	—	198	2	200
Consumer lines of credit	2,326	1,545	338	4,209

Total	$17,470	$20,428	$9,035	$46,933

December 31, 2015
Commercial real estate	$—	$1,653	$6,051	$7,704
Commercial and industrial	—	361	813	1,174

Total commercial loans and leases	—	2,014	6,864	8,878
Direct installment	7,908	8,985	1,137	18,030
Residential mortgages	5,184	9,881	190	15,255
Indirect installment	—	153	24	177
Consumer lines of credit	2,073	995	92	3,160

Total	$15,165	$22,028	$8,307	$45,500

December 31, 2014
Commercial real estate	$—	$2,002	$6,188	$8,190
Commercial and industrial	727	542	132	1,401

Total commercial loans and leases	727	2,544	6,320	9,591
Direct installment	4,830	8,784	1,352	14,966
Residential mortgages	3,689	10,878	503	15,070
Indirect installment	—	156	47	203
Consumer lines of credit	195	1,077	50	1,322

Total	$9,441	$23,439	$8,272	$41,152

December 31, 2013
Commercial real estate	$24	$2,688	$10,435	$13,147
Commercial and industrial	749	40	237	1,026

Total commercial loans and leases	773	2,728	10,672	14,173
Direct installment	5,404	5,891	1,070	12,365
Residential mortgages	3,743	9,752	883	14,378
Indirect installment	—	142	80	222
Consumer lines of credit	300	185	—	485

Total	$10,220	$18,698	$12,705	$41,623

December 31, 2012
Commercial real estate	$850	$588	$11,156	$12,594
Commercial and industrial	775	82	283	1,140

Total commercial loans and leases	1,625	670	11,439	13,734
Direct installment	5,613	5,199	749	11,561
Residential mortgages	5,401	8,524	107	14,032
Indirect installment	—	92	90	182
Consumer lines of credit	20	391	—	411

Total	$12,659	$14,876	$12,385	$39,920

Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

December 31	2016	2015	2014	2013	2012
(dollars in thousands)
Loans and leases 90 days or more past due:
Originated loans and leases	$9,113	$7,024	$9,248	$7,971	$6,706
Acquired loans	40,524	29,718	38,024	45,823	36,585

Total loans and leases 90 days or more past due	$49,637	$36,742	$47,272	$53,794	$43,291

As a percentage of total loans and leases	0.33%	0.30%	0.42%	0.57%	0.53%

The increases in loans and leases 90 days or more past due and accruing in 2016 and 2013 were primarily the result of acquisitions. Acquired loans that are 90 days or more past due are considered to be accruing since we can reasonably estimate future cash flows and we expect to fully collect the carrying value of these loans. The acquired loans were discounted and marked to fair value with interest income recognized via accretion in accordance with GAAP.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs:

December 31	2016	2015	2014	2013	2012
(in thousands)
Gross interest income:
Per contractual terms	$11,756	$7,328	$7,366	$9,221	$8,646
Recorded during the year	696	747	650	559	369

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance for credit losses through both periodic provisions charged to income and recoveries of losses previously recorded. Reductions to the allowance for credit losses occur as loans are charged off. Additional information related to our policy for our allowance for credit losses is included in the Application of Critical Accounting Policies section of this financial review and in Note 1, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of changes in the allowance for credit losses related to loans and leases:

Year Ended December 31	2016	2015	2014	2013	2012
(dollars in thousands)
Balance at beginning of period	$142,012	$125,926	$110,784	$104,374	$100,662
Charge-offs:
Commercial real estate	(6,657)	(4,443)	(6,568)	(5,465)	(8,688)
Commercial and industrial	(19,584)	(3,562)	(3,454)	(5,124)	(8,098)
Commercial leases	(962)	(544)	(415)	(432)	(509)

Commercial loans and leases	(27,203)	(8,549)	(10,437)	(11,021)	(17,295)
Direct installment	(10,153)	(10,844)	(9,600)	(9,059)	(7,875)
Residential mortgages	(441)	(1,010)	(760)	(1,345)	(1,050)
Indirect installment	(7,855)	(6,427)	(3,627)	(3,337)	(2,926)
Consumer lines of credit	(2,085)	(1,653)	(1,495)	(1,974)	(2,137)
Other	(2,729)	(1,691)	(1,329)	(965)	(1,039)
Purchased impaired loans	(399)	(64)	(2,614)	(299)	—
Other acquired loans	(649)	(830)	(873)	(2,530)	(254)

Total charge-offs	(51,514)	(31,068)	(30,735)	(30,530)	(32,576)
Recoveries:
Commercial real estate	3,669	1,117	2,351	1,799	1,765
Commercial and industrial	2,508	1,773	1,412	2,108	693
Commercial leases	66	101	105	179	224

Commercial loans and leases	6,243	2,991	3,868	4,086	2,682
Direct installment	1,822	1,527	1,163	931	942
Residential mortgages	74	85	74	162	194
Indirect installment	2,015	1,190	875	773	605
Consumer lines of credit	265	175	218	274	234
Other	131	55	24	—	14
Purchased impaired loans	42	19	1	—	—
Other acquired loans	1,217	671	1,006	(376)	315

Total recoveries	11,809	6,713	7,229	5,850	4,986
Net charge-offs	(39,705)	(24,355)	(23,506)	(24,680)	(27,590)
Provision for credit losses	55,752	40,441	38,648	31,090	31,302

Balance at end of period	$158,059	$142,012	$125,926	$110,784	$104,374

Net loan charge-offs/average loans	0.28%	0.21%	0.23%	0.28%	0.35%
Allowance for credit losses/total loans	1.06%	1.16%	1.12%	1.17%	1.28%
Allowance for credit losses/ non-performing loans	183.99%	197.44%	183.69%	143.03%	129.05%

The allowance for credit losses at December 31, 2016 increased $16.1 million or 11.3% from December 31, 2015, primarily in support of organic loan growth, credit migration and additional specific reserves of $0.6 million. The provision for credit losses for 2016 was $55.8 million, covering organic loan growth, net charge-offs of $39.7 million, which included a $4.0 million charge-off from a single commercial relationship involving a borrower alleged to have falsified documents and financial information over an extended period of time, and credit migration.

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

Following is a summary of the allocation of the allowance for credit losses and the percentage of loans in each category to total loans:

December 31	2016		2015		2014		2013		2012
(dollars in thousands)	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$46,635	28%	$41,741	29%	$37,588	27%	$32,548	28%	$34,810	30%
Commercial and industrial	47,991	18	41,023	21	32,645	19	32,603	18	31,849	19
Commercial leases	3,280	1	2,541	1	2,398	2	1,903	2	1,744	2

Commercial loans and leases	97,906	47	85,305	51	72,631	48	67,054	48	68,403	51
Direct installment	21,391	12	21,587	14	20,538	14	17,824	15	15,130	14
Residential mortgages	10,082	10	7,909	9	8,024	7	5,836	7	5,155	8
Indirect installment	10,564	8	9,889	8	7,504	8	6,409	7	5,449	7
Consumer lines of credit	9,456	7	9,582	8	8,496	9	7,231	9	6,057	9
Other	1,392	—	1,013	—	759	—	530	—	—	—

Total originated loans	150,791	84	135,285	90	117,952	86	104,884	86	100,194	89
Purchased credit- impaired loans	572	—	834	—	660	—	1,000	—	759	—
Other acquired loans	6,696	16	5,893	10	7,314	14	4,900	14	3,421	11

Total	$158,059	100%	$142,012	100%	$125,926	100%	$110,784	100%	$104,374	100%

During 2016, the allowance for credit losses allocated to commercial loans increased to support organic loan growth, as well as migration within the commercial and industrial portfolio, which was impacted by the continued softness in the commodity industries, which has adversely impacted certain borrowers that operate in this area. The allowance for credit losses allocated to residential mortgages increased during 2016 largely due to organic growth within that portfolio.

During 2015, the allowance for credit losses allocated to commercial loans and consumer loans (direct installment, indirect installment and consumer lines of credit) increased to support organic loan growth, while a portion of the commercial and industrial and indirect installment allowance for credit losses also supported some limited credit migration within those portfolios. The allowance for credit losses allocated to residential mortgages decreased slightly during this same period, which was the result of growth-related reserves being more than offset by general improvements in asset quality within that portfolio. The allowance for credit losses allocated to acquired loans decreased during the year as a result of favorable quarterly cash flow re-estimation results and problem credit resolution, with the PVF, ANNB, and Comm Bancorp, Inc. (CBI) portfolios driving the decrease.

During 2014, the allowance for credit losses allocated to commercial loans, consumer loans and residential mortgages increased to support organic loan growth. The allowance for credit losses increased as a result of the growth in each of the loan portfolios noted above and was partially offset by allowance declines as a result of the general improvement in asset quality and charge-offs throughout 2014, particularly in the commercial loan portfolios. Furthermore, we expanded the number of modeling segments in 2014, which allowed for a more precise allowance calculation and moderately offset the required allowance as a result of organic loan growth.

The allowance for credit losses allocated to acquired loans increased during the year as a result of the quarterly cash flow re-estimation process, moderate builds in a few loan pools and, to a lesser extent, the addition of the BCSB and OBA portfolios.

During 2013, the allowance for credit losses allocated to residential mortgages and consumer loans increased to support organic loan growth. Positive asset quality results in the commercial loan portfolio outpaced loan provisions for organic growth, resulting in the allowance for credit losses allocated to that portfolio to decrease. The allowance for credit losses related to acquired loans increased during the year primarily as a result of some deterioration in expected cash flows since acquisition in a few small business pools within the PVF and CBI portfolios.

Investment Activity

Investment activities serve to enhance net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers and an OTTI is deemed to have occurred or if there was a change in our intent and ability to hold the securities to maturity.

As of December 31, 2016, securities totaling $2.2 billion and $2.3 billion were classified as available for sale and held to maturity, respectively. During 2016, securities available for sale increased by $601.4 million and securities held to maturity increased by $700.3 million from December 31, 2015, primarily due to the acquisition of METR. As of December 31, 2016 and 2015, we did not hold any trading securities.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2016:

(dollars in thousands)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing within one year	$29,953	1.17%
Maturing after ten years	500	5.25
Obligations of U.S. government-sponsored entities:
Maturing within one year	60,255	1.08
Maturing after one year but within five years	574,899	1.45
Maturing after ten years	2,589	2.49
States of the U.S. and political subdivisions:
Maturing within one year	392	5.45
Maturing after one year but within five years	24,191	3.39
Maturing after five years but within ten years	71,967	4.02
Maturing after ten years	356,647	4.22
Other debt securities:
Maturing within one year	5,017	4.28
Maturing after ten years	4,470	1.77
Residential mortgage-backed securities:
Agency mortgage-backed securities	2,105,013	2.13
Agency collateralized mortgage obligations	1,279,122	1.86
Non-agency collateralized mortgage obligations	2,586	4.38
Commercial mortgage-backed securities	51,088	2.49
Equity securities	640	3.88

Total	$4,569,239	2.16

The weighted average yields for tax-exempt securities are computed on an FTE basis using the federal statutory tax rate of 35.0%. The weighted average yields for securities available for sale are based on amortized cost.

For additional information relating to investment activity, see Note 4, “Securities” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Deposits and Short-Term Borrowings

As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.

Total deposits increased $3.4 billion to $16.1 billion at December 31, 2016, compared to December 31, 2015, primarily as a result of the METR acquisition and Fifth Third branch purchase, combined with an organic increase in transaction accounts, which are comprised of non-interest-bearing, savings and NOW accounts (which includes money market deposit accounts). The METR acquisition and Fifth Third branch purchase added $2.3 billion and $302.5 million in deposits, respectively. The increase in transaction accounts is a result of our ongoing marketing campaigns designed to attract new customers to our local approach to banking, combined with higher balances being carried by existing customers.

Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances, federal funds purchased and subordinated notes, increased to $2.5 billion at December 31, 2016 from $2.0 billion at December 31, 2015. The composition of short-term borrowings has changed over this period, as federal funds purchased increased $469.0 million as these funds were utilized to support loan growth. Customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds, increased $46.3 million over this same period. FHLB borrowings decreased $65.0 million in 2016.

Following is a summary of selected information relating to certain components of short-term borrowings:

At or for the Year Ended December 31	2016	2015	2014
(dollars in thousands)
Customer Repurchase Agreements
Balance at year-end	$313,062	$266,732	$882,696
Maximum month-end balance	322,235	835,889	925,659
Average balance during year	313,822	515,108	826,125
Weighted average interest rates:
At year-end	0.26%	0.19%	0.22%
During the year	0.26%	0.21%	0.22%

FHLB Advances (Short-term)
Balance at year-end	$1,025,000	$1,090,000	$820,000
Maximum month-end balance	1,075,000	1,090,000	820,000
Average balance during year	490,771	516,025	101,978
Weighted average interest rates:
At year-end	0.73%	0.48%	0.31%
During the year	0.59%	0.40%	0.30%

Federal Funds Purchased
Balance at year-end	$1,037,000	$568,000	$210,000
Maximum month-end balance	1,238,000	1,003,000	775,000
Average balance during year	1,045,489	507,321	385,987
Weighted average interest rates:
At year-end	0.62%	0.29%	0.25%
During the year	0.49%	0.28%	0.28%

For additional information relating to deposits and short-term borrowings, see Note 10, “Deposits” and Note 11, “Short-Term Borrowings” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Capital Resources

The access to, and cost of, funding for new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight depend, in part, on our capital position.

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock or debt securities. On October 2, 2015, we completed our offering of $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $98.4 million. We used the net proceeds from the sale of the subordinated notes for general corporate purposes, which included investments at the holding company level, providing capital to support the growth of FNBPA and our business, including the acquisition of METR and the Fifth Third branches.

Capital management is a continuous process with capital plans and stress testing for FNB and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. Both FNB and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see Note 20, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, we issue shares initially acquired by us as treasury stock under our various benefit plans. We may continue to grow through acquisitions, which can potentially impact our capital position. We may issue additional preferred stock, common stock or subordinated debt in order to maintain our well-capitalized status.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2016:

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$13,309,152	$—	$—	$—	$13,309,152
Certificates and other time deposits	1,299,330	763,358	379,550	134,257	2,576,495
Operating leases	20,141	33,417	23,891	55,128	132,577
Long-term debt	179,147	105,357	54,104	157,986	496,594

Total	$14,807,770	$902,132	$457,545	$347,371	$16,514,818

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2016:

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$2,982,018	$629,206	$417,597	$396,013	$4,424,834
Standby letters of credit	99,877	17,194	227	434	117,732

Total	$3,081,895	$646,400	$417,824	$396,447	$4,542,566

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Additionally, a significant portion of these commitments can be terminated by FNB. For additional information relating to commitments to extend credit and standby letters of credit, see Note 14, “Commitments, Credit Risk and Contingencies” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

LIQUIDITY

Our goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of FNB with cost-effective funding. Our Board of Directors has established an Asset/Liability Management Policy in order to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. Our Board of Directors has also established a Contingency Funding Policy to guide management in addressing stressed liquidity conditions. These policies designate our Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department.

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. FNB also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds can be acquired to help fund normal business operations, as well as to serve as contingency funding in the event that we would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, FNB, through one of our subsidiaries, regularly issues subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. On October 2, 2015, we issued $100.0 million aggregate principal amount of 4.875% subordinated debt due in 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $98.4 million. In 2016, we utilized a portion of the net proceeds from the debt offering to provide $70.0 million in capital to support the growth of FNBPA, primarily the METR acquisition. As a result, the parent’s cash position decreased $62.3 million from $226.9 million at December 31, 2015 to $164.6 million at December 31, 2016.

Management believes our cash levels are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand. Both metrics have improved versus the prior year end.

The LCR and MCH ratios, as well as subordinated notes data, are presented in the following table:

(dollars in thousands)	December 31, 2016	December 31, 2015	Internal limit
Liquidity coverage ratio (LCR)	2.3 times	1.8 times	> 1 time
Months of cash on hand (MCH)	14.9 months	14.0 months	> 12 months
Subordinated notes	$215,095	$208,832	n/a

Our liquidity position continues to be strong as evidenced by our ability to generate growth in relationship-based accounts. Total average deposits totaled $15.4 billion at December 31, 2016 and increased $3.2 billion, or 26.5%, year over year, due to the acquisition of METR and the Fifth Third branches, as well as organic growth. Average organic growth was $887.2 million or 7.2% for the year-to-date period. Organic growth in low-cost transaction deposits for 2016 was $1.0 billion, or 10.5%, led by strong organic growth in average non-interest bearing deposits of $644.9 million, or 22.5% , and average savings and NOW of $367.8 million, or 5.4%. The strong growth in low-cost transaction deposits was slightly offset by a decline in average time deposits of $125.5 million, or 4.9% for the period on an organic basis.

FNBPA had unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability,

FNBPA also possesses salable unpledged government and agency securities which could be utilized to meet funding needs. The ALCO Policy minimum guideline level for salable unpledged government and agency securities is 3.0%.

The following table presents certain information relating to credit availability and salable unpledged securities:

(dollars in thousands)	December 31, 2016	December 31, 2015
Unused wholesale credit availability	$6,343,433	$5,209,505
Unused wholesale credit availability as a % of FNBPA assets	29.3%	30.0%
Salable unpledged government and agency securities	$1,451,157	$1,261,723
Salable unpledged government and agency securities as a % of FNBPA assets	6.7%	7.3%

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2016 compares the difference between our cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (3.3)% and (2.6)% as of December 31, 2016 and 2015, respectively.

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$318,315	$631,384	$874,384	$1,558,723	$3,382,806
Investments	137,804	153,992	182,376	411,222	885,394

	456,119	785,376	1,056,760	1,969,945	4,268,200
Liabilities
Non-maturity deposits	133,931	267,863	401,796	803,591	1,607,181
Time deposits	147,056	291,927	346,246	514,328	1,299,557
Borrowings	1,795,310	118,689	61,195	98,848	2,074,042

	2,076,297	678,479	809,237	1,416,767	4,980,780
Period Gap (Assets - Liabilities)	$(1,620,178)	$106,897	$247,523	$553,178	$(712,580)

Cumulative Gap	$(1,620,178)	$(1,513,281)	$(1,265,758)	$(712,580)

Cumulative Gap to Total Assets	(7.4)%	(6.9)%	(5.8)%	(3.3)%

In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of our liquidity position. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.

MARKET RISK

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans.

Changes in market interest rates may result in changes in the fair value of our financial instruments, cash flows and net interest income. The ALCO is responsible for market risk management which involves devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. We use derivative financial instruments for interest rate risk management purposes and not for trading or speculative purposes.

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

We use an asset/liability model to measure our interest rate risk. Interest rate risk measures we utilize include earnings simulation, economic value of equity (EVE) and gap analysis.

Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. In these simulations, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios on a periodic basis. Reviewing these various measures provides us with a comprehensive view of our interest rate risk profile.

The following repricing gap analysis as of December 31, 2016 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$6,153,613	$767,217	$626,918	$1,150,070	$8,697,818
Investments	162,557	164,916	189,075	410,766	927,314

	6,316,170	932,133	815,993	1,560,836	9,625,132
Liabilities
Non-maturity deposits	4,683,685	—	—	—	4,683,685
Time deposits	236,793	292,383	344,835	510,650	1,384,661
Borrowings	2,265,627	277,742	42,525	61,507	2,647,401

	7,186,105	570,125	387,360	572,157	8,715,747
Off-balance sheet	(100,000)	150,000	—	—	50,000
Period Gap (assets - liabilities + off-balance sheet)	$(969,935)	$512,008	$428,633	$988,679	$959,385

Cumulative Gap	$(969,935)	$(457,927)	$(29,294)	$959,385

Cumulative Gap to Assets	(5.0)%	(2.3)%	(0.1)%	4.9%

The twelve-month cumulative repricing gap to total assets was 4.9% and 5.6% as of December 31, 2016 and 2015, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of December 31, 2016.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates:

	December 31, 2016	December 31, 2015	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.9%	5.7%	n/a
+ 200 basis points	2.8%	4.0%	(5.0)%
+ 100 basis points	1.5%	2.0%	(5.0)%
– 100 basis points	(4.0)%	(3.0)%	(5.0)%

Economic value of equity:
+ 300 basis points	(3.8)%	1.6%	(25.0)%
+ 200 basis points	(2.4)%	1.8%	(15.0)%
+ 100 basis points	(0.6)%	1.3%	(10.0)%
– 100 basis points	(4.3)%	(5.3)%	(10.0)%

We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also model scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 3.3% and 3.6% at December 31, 2016 and 2015, respectively.

Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 60.3% and 58.3% of total loans as of December 31, 2016 and 2015, respectively. As of December 31, 2016, 77.0% of these loans, or 46.4% of total loans, are tied to the Prime and one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. We have managed the duration of our investment portfolio to be relatively short, resulting in a portfolio duration of 3.9 years and 3.5 years at December 31, 2016 and 2015, respectively. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of December 31, 2016, the commercial swaps totaled $1.7 billion of notional principal, with $651.2 million in notional swap principal originated during 2016. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 13, “Derivative and Hedging Activities” to the financial statements in this Report.

We desired to remain modestly asset-sensitive during 2016. A number of management actions and market occurrences resulted in a slight decrease in the asset sensitivity of our interest rate risk position during the period.

The slight decrease was due to the timing of funding loan and investment growth balanced with deposit activity. The primary drivers decreasing asset sensitivity compared to the prior year end included an increase in short-term borrowings, which is being managed relative to the pending YDKN acquisition and included approximately $200.0 million in investment activity with the increase in interest rates toward the end of 2016. Offsetting factors, which increased asset-sensitivity, included growth in transaction deposits referred to earlier, an increase in the amount of adjustable loans repricing in twelve months or less, and terming out fixed borrowings. Organic deposit balance sheet growth and the METR and Fifth Third acquisitions provided core transaction accounts which are less rate-sensitive deposits. The amount of outstanding variable and adjustable loans repricing in twelve months or less increased by $1.6 billion during 2016, and totaled $6.2 billion at December 31, 2016. In addition, we executed $200.0 million of pay fixed/receive floating interest rate swaps against three-month FHLB borrowings, which resulted in a lower cost of funds.

We recognize that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon our experience, business plans, economic and market trends and available industry data. While management believes that its methodology for developing such assumptions are reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the balance sheet structure as of the valuation date and do not reflect the planned growth or management actions that could be taken.

RISK MANAGEMENT

As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Our Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk, legal and compliance risk and strategic risk. In its oversight role of our risk management function, the Board of Directors focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks so as to optimize total stockholder value, while balancing prudent business and safety and soundness considerations.

We support our risk management process through a governance structure involving our Board of Directors and senior management. The joint Risk Committee of our Board of Directors and the FNBPA Board of Directors helps ensure that our business decisions are executed within appropriate risk tolerances. The Risk Committee has the oversight responsibilities with respect to the following:

•	identification, measurement, assessment and monitoring of enterprise-wide risk;
•	development of appropriate and meaningful risk metrics to use in connection with the oversight of our businesses and strategies;
•	review and assessment of our policies and practices to manage our credit, market, liquidity, legal, regulatory and operating risk (including technology, operational, compliance and fiduciary risks); and
•	identification and implementation of risk management best practices.

The Risk Committee serves as the primary point of contact between our Board of Directors and the Risk Management Council, which is the senior management level committee responsible for risk management.

As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Our Information and Cyber Security Department, which reports to the Chief Risk Officer, is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that our enterprise-wide risk management process is effective and enables the Board of Directors to:

•	assess the quality of the information we receive;
•	understand our businesses, investments and financial, accounting, legal, regulatory and strategic considerations, and the risks that we face;
•	oversee and assess how senior management evaluates risk; and
•	assess appropriately the quality of our enterprise-wide risk management process.

NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS

We use certain non-GAAP financial information and performance measures to provide information useful to investors in understanding our operating performance, efficiency and trends, and to facilitate comparisons with our peers. The non-GAAP financial measures we use may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations.

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, these measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. Accordingly, we encourage readers to consider our Consolidated Financial Statements in their entirety and to not rely on any single financial measure.

Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included in the following tables.

Operating Net Income Available to Common Stockholders

Year Ended December 31	2016	2015	2014
(dollars in thousands)
Net income available to common stockholders	$162,850	$151,608	$135,698
Merger, acquisition and severance costs	37,439	3,033	12,150
Tax benefit of merger, acquisition and severance costs	(12,550)	(948)	(4,253)

Operating net income available to common stockholders (non-GAAP)	$187,739	$153,693	$143,595

The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe this measurement helps investors understand the effect of acquisition activity in reported results. We use operating net income available to common stockholders to better understand business performance and the underlying trends produced by core business activities. We believe merger, acquisition and severance costs are not organic costs to run our operations and facilities. These charges represent expenses to satisfy contractual obligations of an acquired entity without any useful benefit to us and to convert and consolidate the entity’s records onto our platforms. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

Operating Net Income per Diluted Common Share

Year Ended December 31	2016	2015	2014
Net income per diluted common share	$0.78	$0.86	$0.80
Effect of merger, acquisition and severance costs	0.18	0.02	0.07
Effect of tax benefit of merger, acquisition and severance costs	(0.06)	(0.01)	(0.02)

Operating net income per diluted common share (non-GAAP)	$0.90	$0.87	$0.85

Return on Average Tangible Common Equity

Year Ended December 31	2016	2015	2014
(dollars in thousands)
Net income available to common stockholders	$162,850	$151,608	$135,698
Amortization of intangibles, net of tax	8,943	6,861	8,002

Tangible net income available to common stockholders	$171,793	$158,469	$143,700

Average total stockholders’ equity	$2,499,976	$2,072,170	$1,920,440
Less: Average preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangibles	(1,059,856)	(869,347)	(849,933)

Average tangible common equity	$1,333,238	$1,095,941	$963,625

Return on average tangible common equity (non-GAAP)	12.89%	14.46%	14.91%

Return on Average Tangible Assets

Year Ended December 31	2016	2015	2014
(dollars in thousands)
Net income	$170,891	$159,649	$144,050
Amortization of intangibles, net of tax	8,943	6,861	8,002

Tangible net income	$179,834	$166,510	$152,052

Average total assets	$20,677,717	$16,606,147	$14,962,140
Less: Average intangibles	(1,059,856)	(869,347)	(849,933)

Average tangible assets	$19,617,861	$15,736,800	$14,112,207

Return on average tangible assets (non-GAAP)	0.92%	1.06%	1.08%

Tangible Book Value per Common Share

December 31	2016	2015	2014
(in thousands, except per share data)
Total stockholders’ equity	$2,571,617	$2,096,182	$2,021,456
Less: Preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Intangibles	(1,085,935)	(869,809)	(872,859)

Tangible common equity	$1,378,800	$1,119,491	$1,041,715

Common shares outstanding	211,059,547	175,441,670	173,992,258
Tangible book value per common share (non-GAAP)	$6.53	$6.38	$5.99

Core Net Interest Margin

Year Ended December 31	2016	2015	2014
Net interest margin (FTE) (non-GAAP)	3.38%	3.42%	3.59%
Accretable yield adjustments	(0.04)%	(0.03)%	(0.05)%

Core net interest margin (FTE) (non-GAAP)	3.34%	3.39%	3.54%

Efficiency Ratio

Year Ended December 31	2016	2015	2014
(dollars in thousands)
Non-interest expense	$511,133	$390,549	$379,253
Less: Amortization of intangibles	(11,210)	(8,305)	(9,717)
Less: OREO expense	(5,153)	(4,637)	(4,401)
Less: Merger, acquisition and severance costs	(37,439)	(3,033)	(12,150)
Less: Impairment charge on other assets	(2,585)	—	—

Adjusted non-interest expense	$454,746	$374,574	$352,985

Net interest income	$611,512	$498,222	$466,297
Taxable equivalent adjustment	11,248	7,635	6,899
Non-interest income	201,761	162,410	158,274
Less: Net securities gains	(712)	(822)	(11,717)
Less: Gain on redemption of TPS	(2,422)	—	—
Less: Purchase accounting adjustment	—	—	(2,713)

Adjusted net interest income (FTE) + non-interest income	$821,387	$667,445	$617,040

Efficiency ratio (FTE) (non-GAAP)	55.36%	56.12%	57.21%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided in the Market Risk section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting

February 23, 2017

F.N.B. Corporation’s (FNB) internal control over financial reporting is a process effected by the board of directors, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with U.S. generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and the board of directors; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting.

F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of F.N.B. Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation’s internal controls over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 23, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, F.N.B. Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of F.N.B. Corporation and subsidiaries and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 23, 2017

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par values

	December 31
	2016	2015
Assets
Cash and due from banks	$303,526	$207,399
Interest-bearing deposits with banks	67,881	281,720

Cash and Cash Equivalents	371,407	489,119
Securities available for sale	2,231,987	1,630,567
Securities held to maturity (fair value of $2,294,777 and $1,643,416)	2,337,342	1,637,061
Residential mortgage loans held for sale	11,908	4,781
Loans and leases, net of unearned income of $52,723 and $51,642	14,896,943	12,190,440
Allowance for credit losses	(158,059)	(142,012)

Net Loans and Leases	14,738,884	12,048,428
Premises and equipment, net	243,956	159,080
Goodwill	1,032,129	833,086
Core deposit and other intangible assets, net	67,327	45,644
Bank owned life insurance	330,152	308,192
Other assets	479,725	401,704

Total Assets	$21,844,817	$17,557,662

Liabilities
Deposits:
Non-interest-bearing demand	$4,205,337	$3,059,949
Interest-bearing demand	6,931,381	5,311,589
Savings	2,352,434	1,786,459
Certificates and other time deposits	2,576,495	2,465,466

Total Deposits	16,065,647	12,623,463
Short-term borrowings	2,503,010	2,048,896
Long-term borrowings	539,494	641,480
Other liabilities	165,049	147,641

Total Liabilities	19,273,200	15,461,480
Stockholders’ Equity
Preferred stock – $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 212,378,494 and 176,595,060 shares	2,125	1,766
Additional paid-in capital	2,234,366	1,808,210
Retained earnings	304,397	243,217
Accumulated other comprehensive loss	(61,369)	(51,133)
Treasury stock – 1,318,947 and 1,153,390 shares at cost	(14,784)	(12,760)

Total Stockholders’ Equity	2,571,617	2,096,182

Total Liabilities and Stockholders’ Equity	$21,844,817	$17,557,662

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

	Year Ended December 31
	2016	2015	2014
Interest Income
Loans and leases, including fees	$597,621	$482,086	$449,502
Securities:
Taxable	71,853	58,148	53,877
Tax-exempt	9,011	6,405	5,282
Dividends	34	39	228
Other	444	117	94

Total Interest Income	678,963	546,795	508,983
Interest Expense
Deposits	41,239	31,207	29,603
Short-term borrowings	12,183	7,075	5,638
Long-term borrowings	14,029	10,291	7,445

Total Interest Expense	67,451	48,573	42,686

Net Interest Income	611,512	498,222	466,297
Provision for credit losses	55,752	40,441	38,648

Net Interest Income After Provision for Credit Losses	555,760	457,781	427,649
Non-Interest Income
Service charges	99,033	70,698	68,267
Trust services	21,173	20,934	19,365
Insurance commissions and fees	18,328	16,270	16,758
Securities commissions and fees	13,468	13,642	11,453
Swap fee income	13,921	9,477	5,744
Mortgage banking operations	12,106	8,619	3,705
Bank owned life insurance	10,150	8,010	7,716
Net securities gains	712	822	11,717
Other	12,870	13,938	13,549

Total Non-Interest Income	201,761	162,410	158,274
Non-Interest Expense
Salaries and employee benefits	239,798	202,068	195,016
Net occupancy	40,086	33,670	32,281
Equipment	38,046	31,869	29,245
Amortization of intangibles	11,210	8,305	9,717
Outside services	43,737	34,698	33,208
FDIC insurance	19,203	12,888	13,258
Supplies	10,834	8,064	7,102
Bank shares and franchise taxes	8,940	8,139	6,954
Telephone	7,159	6,234	5,710
Advertising and promotional	10,141	8,396	7,824
Loan related	8,170	6,161	4,933
Other real estate owned	5,153	4,637	4,401
Merger and acquisition related	37,439	3,033	9,611
Other	31,217	22,387	19,993

Total Non-Interest Expense	511,133	390,549	379,253

Income Before Income Taxes	246,388	229,642	206,670
Income taxes	75,497	69,993	62,620

Net Income	170,891	159,649	144,050
Preferred stock dividends	8,041	8,041	8,352

Net Income Available to Common Stockholders	$162,850	$151,608	$135,698

Net Income per Common Share
Basic	$0.79	$0.87	$0.81

Diluted	$0.78	$0.86	$0.80

Cash Dividends Paid per Common Share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands

	Year Ended December 31
	2016	2015	2014
Net income	$170,891	$159,649	$144,050
Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(7,477), $(1,561), and $13,593	(13,886)	(2,899)	25,242
Reclassification adjustment for gains included in net income, net of tax expense of $249, $288 and $4,101	(463)	(534)	(7,616)
Derivative instruments:
Unrealized gains arising during the period, net of tax expense of $2,739, $1,887 and $4,629	5,086	3,504	8,597
Reclassification adjustment for gains included in net income, net of tax expense of $685, $1,035 and $1,160	(1,272)	(1,921)	(2,154)
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $161, $(1,766) and $(7,080)	299	(3,280)	(13,148)

Other comprehensive (loss) income	(10,236)	(5,130)	10,921

Comprehensive income	$160,655	$154,519	$154,971

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2014	$106,882	$1,592	$1,608,117	$121,870	$(56,924)	$(7,154)	$1,774,383
Comprehensive income				144,050	10,921		154,971
Dividends declared:
Preferred stock				(8,352)			(8,352)
Common stock: $0.48/share				(81,220)			(81,220)
Issuance of common stock		23	14,524	(228)		(9,127)	5,192
Issuance of common stock – acquisitions		139	170,011				170,150
Restricted stock compensation			3,618				3,618
Tax benefit of stock-based compensation			2,714				2,714

Balance at December 31, 2014	106,882	1,754	1,798,984	176,120	(46,003)	(16,281)	2,021,456
Comprehensive income				159,649	(5,130)		154,519
Dividends declared:
Preferred stock				(8,041)			(8,041)
Common stock: $0.48/share				(84,511)			(84,511)
Issuance of common stock		12	4,737			3,521	8,270
Restricted stock compensation			4,461				4,461
Tax benefit of stock-based compensation			28				28

Balance at December 31, 2015	106,882	1,766	1,808,210	243,217	(51,133)	(12,760)	2,096,182
Comprehensive income				170,891	(10,236)		160,655
Dividends declared:
Preferred stock				(8,041)			(8,041)
Common stock: $0.48/share				(101,670)			(101,670)
Issuance of common stock		19	13,411			(2,024)	11,406
Issuance of common stock – acquisitions		340	403,866				404,206
Restricted stock compensation			7,066				7,066
Tax benefit of stock-based compensation			1,813				1,813

Balance at December 31, 2016	$106,882	$2,125	$2,234,366	$304,397	$(61,369)	$(14,784)	$2,571,617

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

	Year Ended December 31
	2016	2015	2014
Operating Activities
Net income	$170,891	$159,649	$144,050
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	60,503	43,949	40,119
Provision for credit losses	55,752	40,441	38,648
Deferred tax expense	15,250	550	44,113
Net securities gains	(712)	(822)	(11,717)
Tax benefit of stock-based compensation	(1,813)	(28)	(2,714)
Loans originated for sale	(713,087)	(445,558)	(162,010)
Loans sold	716,705	455,623	168,533
Gain on sale of loans	(10,746)	(8,666)	(5,565)
Net change in:
Interest receivable	(5,214)	(4,688)	(2,211)
Interest payable	(150)	760	(875)
Securities classified as trading in business combination and sold	—	—	241,595
Bank owned life insurance	(5,373)	(6,397)	(10,401)
Other, net	10,702	(11,333)	(34,746)

Net cash flows provided by operating activities	292,708	223,480	446,819

Investing Activities
Net increase in loans and leases	(816,093)	(985,999)	(1,192,618)
Securities available for sale:
Purchases	(1,066,361)	(421,901)	(829,800)
Sales	615,199	33,499	175,872
Maturities	543,923	284,483	303,875
Securities held to maturity:
Purchases	(1,063,273)	(465,597)	(475,579)
Sales	—	—	4,570
Maturities	357,111	277,967	213,730
Purchase of bank owned life insurance	(16,587)	(72,688)	(16)
Withdrawal/surrender of bank owned life insurance	—	72,664	21,968
Increase in premises and equipment	(59,327)	(9,723)	(20,238)
Net cash received in business combinations	245,762	144,629	59,980

Net cash flows used in investing activities	(1,259,646)	(1,142,666)	(1,738,256)

Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	933,793	1,259,765	652,808
Time deposits	(119,734)	(166,283)	(292,026)
Short-term borrowings	251,713	7,238	789,318
Proceeds from issuance of long-term borrowings	46,357	134,953	385,656
Repayment of long-term borrowings	(173,477)	(34,968)	(96,906)
Net proceeds from issuance of common stock	18,472	12,731	12,857
Tax benefit of stock-based compensation	1,813	28	2,714
Cash dividends paid:
Preferred stock	(8,041)	(8,041)	(8,352)
Common stock	(101,670)	(84,511)	(81,220)

Net cash flows provided by financing activities	849,226	1,120,912	1,364,849

Net (Decrease) Increase in Cash and Cash Equivalents	(117,712)	201,726	73,412
Cash and cash equivalents at beginning of year	489,119	287,393	213,981

Cash and Cash Equivalents at End of Year	$371,407	$489,119	$287,393

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS

F.N.B. Corporation (FNB), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of December 31, 2016, we had 324 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. We provide a full range of commercial banking, consumer banking, and wealth management solutions through our subsidiary network which is led by our largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. We also operate Regency Finance Company (Regency), which had 77 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2016.

Redomestication

We completed our redomestication from the State of Florida to the Commonwealth of Pennsylvania on August 30, 2016. The redomestication was effected pursuant to a plan of conversion approved by the Board of Directors and stockholders of FNB. As a result of the redomestication, we are organized under and subject to Pennsylvania law, and remain the same entity that existed before the redomestication, with the same legal existence without interruption, and we are deemed to have commenced our existence at the time we were incorporated under Florida law in 2001. We were originally incorporated in 1974 in Pennsylvania and reincorporated in Florida in 2001 after experiencing substantial growth of our business and operations in Florida in prior years. In 2004, we spun off our Florida operations in a newly formed public company and refocused on growing our markets in Pennsylvania. Since that time, the majority of our assets, operations and employees have been located in Pennsylvania. Since closing our Florida commercial loan office in 2013 (which had been maintained solely to manage a small portfolio of Florida commercial real estate loans originated from 2004 to 2009), we have no operations or employees in Florida.

The redomestication did not cause any change in the business, physical location, management, assets, debts or liabilities of FNB. All individuals who served as directors, officers and employees of FNB prior to our redomestication continued to serve in those capacities after our redomestication. Except for the change in the state law governing our legal existence, the redomestication did not affect our common stock or depositary shares or the trading of those securities on the New York Stock Exchange (NYSE) under the symbols “FNB” and “FNBPrE,” respectively.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC (FNIA), Regency, Bank Capital Services, LLC, and F.N.B. Capital Corporation, LLC, and include results for each of these entities in the accompanying consolidated financial statements.

The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).

Use of Estimates

Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, accounting for acquired loans, fair value of financial instruments, goodwill and other intangible assets, litigation and income taxes.

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statements of income from the date of acquisition.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in transit and amounts due from the Federal Reserve Bank (FRB) and other depository institutions (including interest-bearing deposits).

Securities

Investment securities, which consist of debt securities and certain equity securities, comprise a significant portion of our consolidated balance sheets. Such securities can be classified as “trading,” “securities held to maturity” or “securities available for sale.”

Securities acquired in conjunction with acquisitions during 2014 were classified as trading securities and were carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of income. We both acquired and sold these trading securities during the quarters in which each of the acquisitions occurred. As of December 31, 2016 and 2015, we did not hold any trading securities.

Securities held to maturity are comprised of debt securities, for which management has the positive intent and ability to hold until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities, and other-than-temporary impairment (OTTI), if any.

Securities that are not classified as trading or held to maturity are classified as securities available for sale. Our available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary and unrealized losses deemed to be other-than-temporary and attributable to non-credit factors reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and credit-related OTTI charges are recorded within non-interest income in the consolidated statements of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statements of income. When impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether we intend to sell the security or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis.

If we intend to sell the debt security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings equal to the entire difference between the investments’ amortized cost basis and its fair value.

If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, OTTI must be separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss will be recognized in earnings. The amount related to other market factors will be recognized in other comprehensive income, net of applicable taxes.

We perform our OTTI evaluation process in a consistent and systematic manner and include an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is temporary or other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached.

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

For debt securities, we also consider the payment structure of the debt security, the likelihood of the issuer being able to make future payments, failure of the issuer of the security to make scheduled interest and principal payments, whether we have made a decision to sell the security and whether our cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before a forecasted recovery occurs. For equity securities, we also consider our intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value. Among the factors that we consider in determining our intent and ability to retain the security is a review of our capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, our intent and ability to retain the security, and whether it is more likely than not we will be required to sell the security before recovery of its amortized cost basis require considerable judgment.

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC 325, Investments – Other. All other securities are required to be evaluated under ASC 320, Investments – Debt Securities.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to us as deemed appropriate.

Derivative Instruments and Hedging Activities

From time to time, we may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the balance sheet as either an asset or liability in accordance with the requirements of ASC 815, Derivatives and Hedging.

Changes in fair value of a derivative instrument that has been designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income (AOCI), net of tax. Amounts are reclassified from AOCI to the consolidated statements of income in the period or periods in which the hedged transaction affects earnings.

At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the consolidated statements of income.

In addition, we enter into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. We then enter into positions with a derivative counterparty in order to offset our exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. We seek to minimize counterparty credit risk by entering into transactions with only high-quality institutions. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815. The interest rate swap agreement with the loan customer and with the counterparty are reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings as other income.

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as loans held for sale and are carried at the lower of cost or estimated market value on an aggregate basis. Market value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Loans are generally sold at a premium or discount from the carrying amount of the loan. Such premium or discount is recognized at the date of sale. Gain or loss on the sale of loans is recorded in non-interest income at the time consideration is received and all other criteria for sales treatment have been met.

We routinely issue interest rate lock commitments to make loans that we intend to sell. These commitments are considered derivatives. We also enter into commitments to sell loans to mitigate the risk that the market value of residential loans may decline between the time the rate commitment is issued to the customer and the time we contract to sell the loan. These commitments and sales contracts are also derivatives. Both types of derivatives are recorded at fair value. Sales contracts and commitments to make loans are not designated in a qualified hedge accounting program. Fair value adjustments related to these derivatives are recorded in current period earnings as part of mortgage banking income.

Loans (Excluding Acquired Loans)

Loans we originate and intend to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, net of any deferred origination fees or costs. Interest income on loans is computed over the term of the loans using the effective interest method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

Non-performing Loans

Interest is not accrued on loans where collectability is uncertain. We discontinue interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. Past due status is based on the contractual terms of the loan.

When a loan is placed on non-accrual status, all unpaid interest is reversed against interest income and the amortization of deferred fees and costs is suspended. Payments subsequently received are generally applied to either principal or interest or both, depending on management’s evaluation of collectability. A loan is returned to accrual status when principal and interest are no longer past due and collectability is probable. This generally requires a sustained period of timely principal and interest payments.

Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. Recoveries of amounts previously charged off are credited to the allowance for credit losses.

We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The impairment loss is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. Acquired impaired loans are not classified as non-performing assets as the loans are considered to be performing under the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Restructured loans are those in which concessions of terms have been made as a result of deterioration in a borrower’s financial condition. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring (TDR) if we for economic or legal reasons related to the borrower’s financial difficulties grant a concession to the borrower that we would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower occur during the normal course of business and do not necessarily constitute TDRs. To designate a loan as a TDR, the presence of both borrower financial distress and a concession of terms must exist. Additionally, a loan designated as a TDR does not necessarily result in the automatic placement of the loan on non-accrual status. When the full collection of principal and interest is reasonably assured on a loan designated as a TDR and the borrower does not otherwise meet the criteria for non-accrual status, we will continue to accrue interest on the loan.

In accordance with ASC 310-40, a restructured acquired loan that is accounted for as a component of a pool in accordance with ASC 310-30 is not considered a TDR.

Allowance for Credit Losses

The allowance for credit losses is established as losses are estimated to have occurred through a provision charged to earnings. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. Allowances for impaired commercial loans over $500,000 are generally determined based on collateral values or the present value of estimated cash flows. All other impaired loans are evaluated in the aggregate based on loan segment loss given default. Changes in the allowance for credit losses related to impaired loans are charged or credited to the provision for credit losses.

The allowance for credit losses is maintained at a level that, in management’s judgment, is believed appropriate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. The appropriateness of the allowance for credit losses is based on management’s evaluation of potential loan losses in the loan portfolio, which includes an assessment of past experience, current economic conditions in specific industries and geographic areas, general economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Determination of the allowance for credit losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on transition matrices with predefined loss emergence periods and consideration of qualitative factors, all of which are susceptible to significant change.

Credit impaired loans obtained through acquisitions are accounted for under the provisions of ASC 310-30. We also account for certain acquired loans considered performing at the time of acquisition by analogy to ASC 310-30. ASC 310-30 requires the initial recognition of acquired loans at the present value of amounts expected to be received. Any deterioration in the credit quality of acquired loans subsequent to acquisition would be considered in the allowance for credit losses.

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

At acquisition, we consider the following factors as indicators that an acquired loan has evidence of deterioration in credit quality and is therefore impaired and in the scope of ASC 310-30:

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

Any acquired loans that were not individually in the scope of ASC 310-30 because they didn’t meet the criteria above were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, we used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, probability of default and loss given default to estimate the expected cash flow for each loan pool. We believe analogizing to ASC 310-30 is the more appropriate option to follow in accounting for discount accretion on non-impaired acquired loans other than revolving loans and therefore account for such loans in accordance with ASC 310-30. ASC 310-30 guidance does not apply to revolving loans. Consequently, discount accretion on revolving loans acquired is accounted for using the ASC 310-20 approach.

The excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield. The accretable yield is recognized into income over the remaining life of the loan, or pool of loans, using an effective yield method, if the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion model). If the timing and/or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition must be used. The difference between the loan’s total scheduled principal and interest payments over all cash flows expected at acquisition is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which we do not expect to collect.

Over the life of the acquired loan, we continue to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, we do not consider acquired contractually delinquent loans to be non-accrual or non-performing and continue to recognize interest income on these loans using the accretion model.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life. Leasehold improvements are expensed over the lesser of the asset’s estimated useful life or the term of the lease including renewal periods when reasonably assured. Useful lives are dependent upon the nature and condition of the asset and range from 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to expense over the identified useful life.

Cloud Computing Arrangements

Beginning in 2016, for new or materially modified contracts, we prospectively adopted new accounting principles to evaluate fees paid for cloud computing arrangements to determine if those arrangements include the purchase of or license to software that should be accounted for separately as internal-use software. If a contract includes the purchase or license to software that should be accounted for separately as internal-use software, the contract is amortized over the software’s identified useful life in amortization of intangibles. For contracts that do not include a software license, the contract is accounted for as a service contract with fees paid recorded in other non-interest expense.

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

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

We perform a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated quantitative factors, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, we do not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, we concluded that no impairment existed at December 31, 2016. However, future events could cause us to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income Taxes

We file a consolidated federal income tax return. The provision for federal and state income taxes is based on income reported on the consolidated financial statements, rather than the amounts reported on the respective income tax returns. Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. We recognize interest and/or penalties related to income tax matters in income tax expense.

We assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we will increase our provision for income taxes by recording a valuation allowance against the deferred tax assets that are unlikely to be recovered. We believe that we will ultimately recover the deferred tax assets recorded on our balance sheet. However, should there be a change in our ability to recover our deferred tax assets, the effect of this change would be recorded through the provision for income taxes in the period during which such change occurs.

We periodically review the tax positions we take on our tax return and apply a more likely than not recognition threshold for all tax positions that are uncertain. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.

Advertising and Promotional Costs

Advertising and promotional costs are generally expensed as incurred.

Per Share Amounts

Earnings per common share is computed using net income available to common stockholders, which is net income adjusted for preferred stock dividends.

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, net of unvested shares of restricted stock.

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

Retirement Plans

FNB sponsors retirement plans for our employees. The expense associated with the plans is calculated in accordance with ASC 715, Compensation – Retirement Benefits. The plans utilize assumptions and methods determined in accordance with ASC 715, including reflecting trust assets at their fair value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on our consolidated balance sheets. Gains and losses, prior service costs and credits are recognized in AOCI, net of tax, until they are amortized, or immediately upon curtailment.

Stock Based Compensation

We account for our stock based compensation awards in accordance with ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards, including stock options and restricted stock, made to employees and directors.

ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our consolidated statement of comprehensive income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire. Some of our plans contain performance targets that affect vesting and can be achieved after the requisite service period and are accounted for as performance conditions. Beginning in 2016, the performance target is not reflected in the estimation of the award’s grant date fair value and compensation cost is recognized in the period in which it becomes probable that the performance condition will be achieved.

Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

2.    NEW ACCOUNTING STANDARDS

The following paragraphs summarize accounting pronouncements applicable to FNB that have been issued by the Financial Accounting Standards Board (FASB) but are not yet effective.

Goodwill

Accounting Standards Update (ASU or Update) 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, eliminates the requirement of Step 2 in the current guidance to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value in Step 1 of the current guidance. The Update is effective the first quarter of 2020. Early adoption is permitted for annual or interim goodwill impairment tests with a measurement date after January 1, 2017. We intend to early adopt this Update in 2017 for the next goodwill impairment test. This Update is to be applied prospectively and is not expected to have a material effect on our Consolidated Financial Statements.

Business Combinations

ASU 2017-01, Business Combinations (Topic 850): Clarifying the Definition of a Business, clarifies the definition of a business with the objective of providing guidance to assist in the evaluation of whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The Update is effective for the first quarter of 2018. Early adoption is permitted for transactions that occurred before the issuance date or effective date of the Update if the transactions were not reported in financial statements that have been issued or made available for issuance. This Update is to be applied prospectively on or after the effective date and is not expected to have a material effect on the Consolidated Financial Statements.

Statement of Cash Flows

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), adds or clarifies guidance on eight cash flow issues. The Update is effective the first quarter of 2018. Early application is permitted. We are currently assessing the potential impact to our Consolidated Financial Statements.

Credit Losses

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL,” replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses for most financial assets measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. In addition, the Update will require the use of a modified available-for-sale debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities. The Update is effective the first quarter of 2020. Early application is permitted. We are currently assessing the potential impact to our Consolidated Financial Statements.

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

We expect to adopt ASU 2014-09 in the first quarter of 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued, and may issue in the future, interpretative guidance which may cause our evaluation to change. Based on our evaluation under the current guidance, we estimate that approximately 80% of our total interest income and non-interest income will be out-of-scope from ASU 2014-09 because the revenue from those contracts with customers is covered by other guidance in U.S. GAAP that was not amended or superseded with the issuance of ASU 2014-09. While we anticipate some changes to revenue recognition within trust, investment management fees and insurance commissions and fees, we have not yet assessed the potential impact to our Consolidated Financial Statements upon adoption.

Stock Based Compensation

ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Update is effective in the first quarter of 2017 by an application method determined by the type of transaction impacted by the adoption. Early application is permitted. This Update is not expected to have a material effect on our Consolidated Financial Statements.

Investments

ASU 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. The Update is effective in the first quarter of 2017 with prospective application. Early application is permitted. This Update is not expected to have a material effect on our Consolidated Financial Statements.

Derivative and Hedging Activities

ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), provides clarification that determination of whether an embedded contingent put or call option in a financial instrument is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence described in ASC 815-15-25-42. The Update is effective in the first quarter of 2017 with modified retrospective application. Early application is permitted. If an entity is no longer required to bifurcate an embedded derivative as a result of this Update and elects fair value accounting, the effects should be reported as a cumulative-effect adjustment. This Update is not expected to have a material effect on our Consolidated Financial Statements.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force), clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided all other hedge accounting criteria continue to be met. The Update is effective in the first quarter of 2017 with either prospective or modified retrospective application. Early application is permitted. This Update is not expected to have a material effect on our Consolidated Financial Statements.

Extinguishments of Liabilities

ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force), requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage. The Update is effective in the first quarter of 2018 with either the modified retrospective method by means of a cumulative-effect adjustment to retained earnings or retrospective application. Early application is permitted. This Update is not expected to have a material effect on our Consolidated Financial Statements.

Leases

ASU 2016-02, Leases (Topic 842), requires lessees to put most leases on their balance sheets but recognize expenses in the income statement similar to current accounting. In addition, the Update changes the guidance for sale-leaseback transactions, initial direct costs and lease executory costs for most entities. All entities will classify leases to determine how to recognize lease related revenue and expense. The Update is effective in the first quarter of 2019 with modified retrospective application including a number of optional practical expedients. Early application is permitted. We are currently assessing the potential impact to our Consolidated Financial Statements.

Financial Instruments – Recognition and Measurement

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under the fair value option, and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The Update is effective in the first quarter of 2018 with a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. Early application is prohibited except for the provision requiring the recognition of changes in fair value related to changes in an entity’s own credit risk in other comprehensive income for financial liabilities measured using the fair value option. We are currently assessing the potential impact to our Consolidated Financial Statements.

3.    MERGERS AND ACQUISITIONS

Branch Purchase – Fifth Third Bank

On April 22, 2016, we completed our purchase of 17 branch-banking locations and certain consumer loans in the Pittsburgh, Pennsylvania metropolitan area from Fifth Third Bank (Fifth Third). The fair value of the acquired assets totaled $312.4 million, including $198.9 million in cash, $95.4 million in loans and $14.1 million in fixed and other assets. We also assumed $302.5 million in deposits, for which we paid a deposit premium of 1.97%, as part of the transaction. The assets and liabilities relating to these purchased branches were recorded on our balance sheet at their fair values as of April 22, 2016, and the related results of operations for these branches have been included in our consolidated income statement since that date. We recorded $14.1 million in goodwill and $4.1 million in core deposit intangibles as a result of the purchase transaction. The goodwill for this transaction is deductible for income tax purposes.

Metro Bancorp, Inc.

On February 13, 2016, we completed our acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. The acquisition enhances our distribution and scale across Central Pennsylvania, strengthens our position as the largest Pennsylvania-based regional bank and allows us to leverage the significant infrastructure investments made in connection with the expansion of our product offerings and risk management systems. On the acquisition date, the fair values of METR included $2.8 billion in assets, $1.9 billion in loans and $2.3 billion in deposits. The acquisition was valued at $404.2 million and resulted in FNB issuing 34,041,181 shares of our common stock in exchange for 14,345,319 shares of METR common stock. We also acquired the fully vested outstanding stock options of METR. The assets and liabilities of METR were recorded on our consolidated balance sheet at their fair values as of February 13, 2016, the acquisition date, and METR’s results of operations have been included in our consolidated income statement since that date. METR’s banking affiliate, Metro Bank, was merged into FNBPA on February 13, 2016. Based on the purchase price allocation, we recorded $185.1 million in goodwill and $24.2 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following pro forma financial information for the year ended December 31, 2015 reflects our estimated consolidated pro forma results of operations as if the METR acquisition occurred on January 1, 2015, unadjusted for potential cost savings and other business synergies we expect to receive as a result of the acquisition:

(dollars in thousands)	FNB	METR	Pro Forma Adjustments	Pro Forma Combined
Revenue (net interest income and non-interest income)	$660,632	$134,003	$(4,244)	$790,391
Net income	159,649	20,215	(8,014)	171,850
Net income available to common stockholders	151,608	20,135	(7,934)	163,809
Earnings per common share – basic	0.87	1.42	—	0.78
Earnings per common share – diluted	0.86	1.40	—	0.78

The pro forma adjustments reflect amortization and associated taxes related to the purchase accounting adjustments made to record various acquired items at fair value.

The revenue and earnings of METR since the acquisition date of February 13, 2016 are included in our financial statements and it is not practical to disclose them separately.

In connection with the METR acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related charges, that were expensed as incurred, amounted to $31.0 million and $1.3 million for the years ended December 31, 2016 and 2015. Severance costs comprised 40.4% of the merger-related expense, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred stock issuance costs of $0.7 million which were charged to additional paid-in capital.

Branch Purchase – Bank of America

On September 18, 2015, we completed our purchase of five branch-banking locations in southeastern Pennsylvania from Bank of America (BofA). The fair value of the acquired assets totaled $153.1 million, including $148.2 million in cash and $2.0 million in fixed and other assets. We also assumed $154.6 million in deposits associated with these branches. We paid a deposit premium of 1.96% and acquired an immaterial amount of loans as part of the transaction. Our operating results for 2015 include the impact of branch activity subsequent to the September 18, 2015 closing date. We recorded $1.5 million in goodwill and $3.0 million in core deposit intangibles as a result of the purchase transaction. The goodwill for this transaction is deductible for income tax purposes.

Insurance Brokerage Purchases

On June 22 and July 18, 2015, we, through our wholly-owned subsidiary, FNIA, acquired certain insurance-related assets from Pittsburgh-area insurance brokerage firms. Under the combined purchase agreements, we paid $3.4 million in cash and recorded goodwill of $1.8 million, other intangibles of $1.4 million and miscellaneous other assets of $241,000 in connection with these acquisitions.

OBA Financial Services, Inc.

On September 19, 2014, we completed our acquisition of OBA Financial Services, Inc. (OBA), a bank holding company based in Germantown, Maryland. On the acquisition date, the fair values of OBA included $390.2 million in assets, $291.4 million in loans and $295.9 million in deposits. The acquisition was valued at $85.6 million and resulted in FNB issuing 7,170,037 shares of our common stock in exchange for 4,025,895 shares of OBA common stock. We also acquired the outstanding stock options of OBA that became fully vested upon the acquisition. The assets and liabilities of OBA were recorded on our consolidated balance sheet at their fair values as of September 19, 2014, the acquisition date, and OBA’s results of operations have been included in our consolidated income statements since that date. OBA’s banking affiliate, OBA Bank, was merged into FNBPA on September 19, 2014. Based on the purchase price allocation, we recorded $20.1 million in goodwill and $4.3 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

BCSB Bancorp, Inc.

On February 15, 2014, we completed our acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. On the acquisition date, the fair values of BCSB included $596.1 million in assets, $304.9 million in loans and $532.2 million in deposits. The acquisition was valued at $80.5 million and resulted in FNB issuing 6,730,597 shares of our common stock in exchange for 3,235,961 shares of BCSB common stock. We also acquired the outstanding stock options of BCSB that became fully vested upon the acquisition. The assets and liabilities of BCSB were recorded on our consolidated balance sheet at their fair values as of February 15, 2014, the acquisition date, and BCSB’s results of operations have been included in our consolidated income statements since that date. BCSB’s banking affiliate, Baltimore County Savings Bank, was merged into FNBPA on February 15, 2014. Based on the purchase price allocation, we recorded $42.5 million in goodwill and $6.6 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The following table summarizes the amounts recorded on the consolidated balance sheets as of each of the acquisition dates in conjunction with the acquisitions noted above:

(in thousands)	Fifth Third Branches	METR	BofA Branches	OBA	BCSB
Fair value of consideration paid	$—	$404,207	$—	$85,554	$80,547
Fair value of identifiable assets acquired:
Cash and cash equivalents	198,872	46,890	148,159	32,913	26,980
Securities	—	722,980	—	39,891	208,538
Loans	95,354	1,862,447	842	291,393	304,932
Core deposit intangibles	4,129	24,163	3,000	4,304	6,591
Fixed and other assets	14,069	127,185	1,133	21,659	49,081

Total identifiable assets acquired	312,424	2,783,665	153,134	390,160	596,122
Fair value of liabilities assumed:
Deposits	302,529	2,328,238	154,619	295,922	532,197
Borrowings	—	227,539	—	27,602	17,011
Other liabilities	24,041	8,735	—	1,189	8,819

Total liabilities assumed	326,570	2,564,512	154,619	324,713	558,027
Fair value of net identifiable assets acquired	(14,146)	219,153	(1,485)	65,447	38,095

Goodwill recognized (1)	$14,146	$185,054	$1,485	$20,107	$42,452

(1)	All of the goodwill for these transactions has been recorded in the Community Banking segment.

Pending Acquisition – Yadkin Financial Corporation

On July 20, 2016, we entered into a definitive merger agreement to acquire Yadkin Financial Corporation (YDKN), a bank holding company based in Raleigh, North Carolina, with approximately $7.5 billion in total assets. The acquisition is valued at approximately $1.4 billion (using the December 30, 2016 FNB stock price of $16.03 per share, the acquisition is valued at $1.8 billion). Under the terms of the merger agreement, YDKN common stockholders will be entitled to receive 2.16 shares of FNB common stock for each share of YDKN common stock. We expect to issue approximately 111.7 million shares of our common stock in exchange for approximately 51.7 million shares of YDKN common stock. YDKN’s banking affiliate, Yadkin Bank, will merge into FNBPA on the acquisition date. This acquisition will enable us to enter attractive North Carolina markets, including Raleigh, Charlotte and the Piedmont Triad, which is comprised of Winston-Salem, Greensboro and High Point. This transaction is expected to be completed in March 2017, pending regulatory approvals and the satisfaction of other closing conditions. The transaction has already been approved by the stockholders of both FNB and YDKN.

4.    SECURITIES

The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale (AFS):
December 31, 2016
U.S. Treasury	$29,874	$79	$—	$29,953
U.S. government-sponsored entities	367,604	864	(3,370)	365,098
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,267,535	2,257	(16,994)	1,252,798
Agency collateralized mortgage obligations	546,659	419	(11,104)	535,974
Non-agency collateralized mortgage obligations	891	6	—	897
Commercial mortgage-backed securities	1,292	—	(1)	1,291
States of the U.S. and political subdivisions	36,065	86	(302)	35,849
Other debt securities	9,828	94	(435)	9,487

Total debt securities	2,259,748	3,805	(32,206)	2,231,347
Equity securities	273	367	—	640

Total securities available for sale	$2,260,021	$4,172	$(32,206)	$2,231,987

December 31, 2015
U.S. Treasury	$29,738	$58	$—	$29,796
U.S. government-sponsored entities	368,463	856	(1,325)	367,994
Residential mortgage-backed securities:
Agency mortgage-backed securities	703,069	4,594	(2,832)	704,831
Agency collateralized mortgage obligations	503,328	1,032	(8,530)	495,830
Non-agency collateralized mortgage obligations	1,177	13	—	1,190
Commercial mortgage-backed securities	4,299	—	(12)	4,287
States of the U.S. and political subdivisions	10,748	309	—	11,057
Other debt securities	14,729	208	(651)	14,286

Total debt securities	1,635,551	7,070	(13,350)	1,629,271
Equity securities	975	324	(3)	1,296

Total securities available for sale	$1,636,526	$7,394	$(13,353)	$1,630,567

December 31, 2014
U.S. Treasury	$29,604	$78	$—	$29,682
U.S. government-sponsored entities	338,330	742	(1,939)	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	546,572	7,548	(35)	554,085
Agency collateralized mortgage obligations	580,601	1,617	(9,047)	573,171
Non-agency collateralized mortgage obligations	1,414	17	—	1,431
Commercial mortgage-backed securities	7,891	—	(11)	7,880
States of the U.S. and political subdivisions	12,713	477	(32)	13,158
Other debt securities	16,615	420	(857)	16,178

Total debt securities	1,533,740	10,899	(11,921)	1,532,718
Equity securities	1,031	316	—	1,347

Total securities available for sale	$1,534,771	$11,215	$(11,921)	$1,534,065

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity (HTM):
December 31, 2016
U.S. Treasury	$500	$137	$—	$637
U.S. government-sponsored entities	272,645	348	(4,475)	268,518
Residential mortgage-backed securities:
Agency mortgage-backed securities	852,215	5,654	(8,645)	849,224
Agency collateralized mortgage obligations	743,148	447	(17,801)	725,794
Non-agency collateralized mortgage obligations	1,689	3	(6)	1,686
Commercial mortgage-backed securities	49,797	181	(226)	49,752
States of the U.S. and political subdivisions	417,348	1,456	(19,638)	399,166

Total securities held to maturity	$2,337,342	$8,226	$(50,791)	$2,294,777

December 31, 2015
U.S. Treasury	$500	$153	$—	$653
U.S. government-sponsored entities	137,385	809	(395)	137,799
Residential mortgage-backed securities:
Agency mortgage-backed securities	709,970	9,858	(1,176)	718,652
Agency collateralized mortgage obligations	499,694	803	(7,657)	492,840
Non-agency collateralized mortgage obligations	2,681	14	—	2,695
Commercial mortgage-backed securities	51,258	115	(259)	51,114
States of the U.S. and political subdivisions	235,573	4,191	(101)	239,663

Total securities held to maturity	$1,637,061	$15,943	$(9,588)	$1,643,416

December 31, 2014
U.S. Treasury	$502	$168	$—	$670
U.S. government-sponsored entities	101,602	885	(524)	101,963
Residential mortgage-backed securities:
Agency mortgage-backed securities	677,169	16,712	(346)	693,535
Agency collateralized mortgage obligations	501,965	1,858	(7,329)	496,494
Non-agency collateralized mortgage obligations	4,285	28	—	4,313
Commercial mortgage-backed securities	17,560	179	—	17,739
States of the U.S. and political subdivisions	150,272	3,315	(43)	153,544

Total securities held to maturity	$1,453,355	$23,145	$(8,242)	$1,468,258

Gross gains and gross losses were realized on securities as follows:

Year Ended December 31	2016	2015	2014
(in thousands)
Gross gains	$713	$831	$20,241
Gross losses	(1)	(9)	(8,524)

Net gains	$712	$822	$11,717

During 2014, we strategically sold our entire portfolio of pooled trust preferred securities (TPS) with net proceeds of $51.5 million and a gain of $13.8 million. These were previously classified as collateralized debt obligations (CDOs) available for sale. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and as such, was required to be disposed of by July 2016. Partially offsetting this gain was a net loss of $2.0 million relating to the sale of other securities. By selling these securities, we strengthened the risk profile of our investment portfolio, improved our capital levels due to lowered risk-weighted assets and generated capital to support future growth.

As of December 31, 2016, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$84,929	$85,222	$10,395	$10,404
Due from one to five years	330,096	327,428	271,662	267,497
Due from five to ten years	21,064	20,973	50,994	50,567
Due after ten years	7,282	6,764	357,442	339,853

	443,371	440,387	690,493	668,321
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,267,535	1,252,798	852,215	849,224
Agency collateralized mortgage obligations	546,659	535,974	743,148	725,794
Non-agency collateralized mortgage obligations	891	897	1,689	1,686
Commercial mortgage-backed securities	1,292	1,291	49,797	49,752
Equity securities	273	640	—	—

Total securities	$2,260,021	$2,231,987	$2,337,342	$2,294,777

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

Following is information relating to securities pledged:

December 31	2016	2015
(dollars in thousands)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$2,779,335	$1,728,939
As collateral for short-term borrowings	322,038	272,629
Securities pledged as a percent of total securities	67.9%	61.3%

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			Greater than 12 Months			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
December 31, 2016
U.S. government-sponsored entities	11	$211,636	$(3,370)	—	—	—	11	$211,636	$(3,370)
Residential mortgage-backed securities:
Agency mortgage-backed securities	55	1,056,731	(16,994)	—	—	—	55	1,056,731	(16,994)
Agency collateralized mortgage obligations	26	346,662	(7,261)	9	$89,040	$(3,843)	35	435,702	(11,104)
Commercial mortgage-backed securities	1	1,291	(1)	—	—	—	1	1,291	(1)
States of the U.S. and political subdivisions	20	28,631	(302)	—	—	—	20	28,631	(302)
Other debt securities	—	—	—	3	4,470	(435)	3	4,470	(435)

Total temporarily impaired securities AFS	113	$1,644,951	$(27,928)	12	$93,510	$(4,278)	125	$1,738,461	$(32,206)

December 31, 2015
U.S. government-sponsored entities	6	$99,131	$(814)	2	$34,487	$(511)	8	$133,618	$(1,325)
Residential mortgage-backed securities:
Agency mortgage-backed securities	19	359,250	(2,832)	—	—	—	19	359,250	(2,832)
Agency collateralized mortgage obligations	9	126,309	(1,366)	18	215,330	(7,164)	27	341,639	(8,530)
Commercial mortgage-backed securities	1	4,287	(12)	—	—	—	1	4,287	(12)
Other debt securities	—	—	—	3	4,245	(651)	3	4,245	(651)
Equity securities	1	632	(3)	—	—	—	1	632	(3)

Total temporarily impaired securities AFS	36	$589,609	$(5,027)	23	$254,062	$(8,326)	59	$843,671	$(13,353)

Securities Held to Maturity:
December 31, 2016
U.S. government-sponsored entities	10	$185,525	$(4,475)	—	—	—	10	$185,525	$(4,475)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	551,404	(8,645)	—	—	—	36	551,404	(8,645)
Agency collateralized mortgage obligations	29	516,237	(13,710)	12	$112,690	(4,091)	41	628,927	(17,801)
Non-agency collateralized mortgage obligations	3	1,128	(6)	—	—	—	3	1,128	(6)
Commercial mortgage-backed securities	1	12,317	(10)	1	8,267	(216)	2	20,584	(226)
States of the U.S. and political subdivisions	94	247,301	(19,638)	—	—	—	94	247,301	(19,638)

Total temporarily impaired securities HTM	173	$1,513,912	$(46,484)	13	$120,957	$(4,307)	186	$1,634,869	$(50,791)

December 31, 2015
U.S. government-sponsored entities	3	$39,843	$(173)	1	$14,778	$(222)	4	$54,621	$(395)
Residential mortgage-backed securities:
Agency mortgage-backed securities	17	212,024	(1,159)	1	917	(17)	18	212,941	(1,176)
Agency collateralized mortgage obligations	11	150,593	(1,434)	14	160,716	(6,223)	25	311,309	(7,657)
Commercial mortgage-backed securities	3	46,278	(259)	—	—	—	3	46,278	(259)
States of the U.S. and political subdivisions	9	17,616	(101)	—	—	—	9	17,616	(101)

Total temporarily impaired securities HTM	43	$466,354	$(3,126)	16	$176,411	$(6,462)	59	$642,765	$(9,588)

We do not intend to sell the debt securities and it is not more likely than not we will be required to sell the securities before recovery of their amortized cost basis.

Other-Than-Temporary Impairment

We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

(in thousands)	Equities	Total
For the Year Ended December 31, 2016
Beginning balance	$27	$27
Loss where impairment was not previously recognized	—	—
Additional loss where impairment was previously recognized	—	—
Reduction due to credit impaired securities sold	(27)	(27)

Ending balance	$—	$—

For the Year Ended December 31, 2015
Beginning balance	$27	$27
Loss where impairment was not previously recognized	—	—
Additional loss where impairment was previously recognized	—	—
Reduction due to credit impaired securities sold	—	—

Ending balance	$27	$27

We did not recognize any OTTI losses on securities for the years ended December 31, 2016, 2015 and 2014.

States of the U.S. and Political Subdivisions

Our municipal bond portfolio of $453.2 million as of December 31, 2016 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 83.6% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $2.2 million. In addition to the strong stand-alone ratings, 72.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

5.     FEDERAL HOME LOAN BANK STOCK

We are a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. The FHLB requires members to purchase and hold a specified minimum level of FHLB stock based upon their level of borrowings, collateral balances and participation in other programs offered by the FHLB. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Both cash and stock dividends on FHLB stock are reported as income.

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

At December 31, 2016 and 2015, our FHLB stock totaled $85.0 million and $72.9 million, respectively, and is included in other assets on the consolidated balance sheets. We account for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, along with a special dividend in 2015, combined with regular quarterly dividends in 2015 and 2016, we believe our holdings in FHLB stock are ultimately recoverable at par value and, therefore, determined that the stock was not other-than-temporarily impaired. In addition, we have ample liquidity and do not require redemption of our FHLB stock in the foreseeable future.

6.     LOANS AND LEASES

Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
December 31, 2016
Commercial real estate	$4,095,817	$1,339,345	$5,435,162
Commercial and industrial	2,711,886	330,895	3,042,781
Commercial leases	196,636	—	196,636

Total commercial loans and leases	7,004,339	1,670,240	8,674,579
Direct installment	1,765,257	79,142	1,844,399
Residential mortgages	1,446,776	397,798	1,844,574
Indirect installment	1,196,110	203	1,196,313
Consumer lines of credit	1,099,627	201,573	1,301,200
Other	35,878	—	35,878

Total loans and leases, net of unearned income	$12,547,987	$2,348,956	$14,896,943

December 31, 2015
Commercial real estate	$3,531,146	$577,910	$4,109,056
Commercial and industrial	2,534,351	67,371	2,601,722
Commercial leases	204,553	—	204,553

Total commercial loans and leases	6,270,050	645,281	6,915,331
Direct installment	1,660,717	45,919	1,706,636
Residential mortgages	1,044,689	351,282	1,395,971
Indirect installment	996,175	554	996,729
Consumer lines of credit	1,021,830	115,425	1,137,255
Other	38,518	—	38,518

Total loans and leases, net of unearned income	$11,031,979	$1,158,461	$12,190,440

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;
•	Commercial and industrial includes loans to businesses that are not secured by real estate;
•	Commercial leases consist of leases for new or used equipment;
•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;
•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;
•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans;
•	Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity; and
•	Other is comprised primarily of credit cards, mezzanine loans and student loans.

The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market areas of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. As of December 31, 2016 and 2015, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

The loans and leases portfolio also contains Regency consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky. Due to the relative size of the consumer finance loan portfolio, these loans are not segregated from other consumer loans. The following table shows certain information relating to the Regency consumer finance loans:

December 31	2016	2015
(dollars in thousands)
Regency consumer finance loans	$184,687	$186,162
Percent of total loans and leases	1.2%	1.5%

The following table shows certain information relating to commercial real estate loans:

December 31	2016	2015
(dollars in thousands)
Commercial construction loans	$459,995	$352,322
Percent of total loans and leases	3.1%	2.9%
Commercial real estate:
Percent owner-occupied	36.2%	38.1%
Percent non-owner-occupied	63.8%	61.9%

We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection. Following is a summary of the activity for these loans to related parties during 2016:

(in thousands)
Balance at beginning of period	$41,801
New loans	4,246
Repayments	(4,013)
Other	(20,465)

Balance at end of period	$21,569

Other represents the net change in loan balances resulting from changes in related parties during 2016.

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1, “Summary of Significant Accounting Policies,” for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

December 31	2016	2015
(in thousands)
Accounted for under ASC 310-30:
Outstanding balance	$2,346,687	$1,258,418
Carrying amount	2,015,904	1,011,139
Accounted for under ASC 310-20:
Outstanding balance	342,015	146,161
Carrying amount	325,784	140,595
Total acquired loans:
Outstanding balance	2,688,702	1,404,579
Carrying amount	2,341,688	1,151,734

The carrying amount of purchased credit impaired loans included in the table above totaled $2.8 million at December 31, 2016 and $5.9 million at December 31, 2015, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

Year Ended December 31	2016	2015
(in thousands)
Balance at beginning of period	$256,120	$331,899
Acquisitions	308,312	—
Reduction due to unexpected early payoffs	(86,046)	(47,075)
Reclass from non-accretable difference	92,823	32,141
Disposals/transfers	(409)	(674)
Accretion	(103,730)	(60,171)

Balance at end of period	$467,070	$256,120

Cash flows expected to be collected on acquired loans are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Decreases in expected cash flows are recognized as impairment through a charge to the provision for credit losses and credit to the allowance for credit losses.

During 2016, there was an overall improvement in cash flow expectations which resulted in a reclassification of $92.8 million from the non-accretable difference to accretable yield. This reclassification was $32.1 million for 2015. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired loans with deteriorated credit quality) acquired from METR and Fifth Third in 2016.

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

Credit Quality

Management monitors the credit quality of our loan portfolio and uses several performance measures to do so based on payment activity and borrower performance.

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. We place originated loans on non-accrual status and discontinue interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days, or when the full amount of principal and interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days, though we may place a loan on non-accrual prior to these past due thresholds as warranted. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which we have granted a concession on the interest rate or the original repayment terms due to the borrower’s financial distress.

Following is a summary of non-performing assets:

December 31	2016	2015
(dollars in thousands)
Non-accrual loans	$65,479	$49,897
Troubled debt restructurings	20,428	22,028

Total non-performing loans	85,907	71,925
Other real estate owned (OREO)	32,490	38,918

Total non-performing assets	$118,397	$110,843

Asset quality ratios:
Non-performing loans / total loans and leases	0.58%	0.59%
Non-performing loans + OREO / total loans and leases + OREO	0.79%	0.91%
Non-performing assets / total assets	0.54%	0.63%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $5.3 million at December 31, 2016. Also, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2016 amounted to $12.0 million.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2016
Commercial real estate	$8,452	$1	$20,114	$28,567	$4,067,250	$4,095,817
Commercial and industrial	16,019	3	24,141	40,163	2,671,723	2,711,886
Commercial leases	973	1	3,429	4,403	192,233	196,636

Total commercial loans and leases	25,444	5	47,684	73,133	6,931,206	7,004,339
Direct installment	10,573	4,386	6,484	21,443	1,743,814	1,765,257
Residential mortgages	10,594	3,014	3,316	16,924	1,429,852	1,446,776
Indirect installment	9,312	513	1,983	11,808	1,184,302	1,196,110
Consumer lines of credit	3,529	1,112	1,616	6,257	1,093,370	1,099,627
Other	398	83	1,000	1,481	34,397	35,878

Total originated loans and leases	$59,850	$9,113	$62,083	$131,046	$12,416,941	$12,547,987

December 31, 2015
Commercial real estate	$11,006	$1	$23,503	$34,510	$3,496,636	$3,531,146
Commercial and industrial	5,409	3	14,382	19,794	2,514,557	2,534,351
Commercial leases	924	—	659	1,583	202,970	204,553

Total commercial loans and leases	17,339	4	38,544	55,887	6,214,163	6,270,050
Direct installment	9,254	3,813	4,806	17,873	1,642,844	1,660,717
Residential mortgages	8,135	1,470	2,882	12,487	1,032,202	1,044,689
Indirect installment	9,472	379	1,361	11,212	984,963	996,175
Consumer lines of credit	2,410	1,189	1,181	4,780	1,017,050	1,021,830
Other	73	169	—	242	38,276	38,518

Total originated loans and leases	$46,683	$7,024	$48,774	$102,481	$10,929,498	$11,031,979

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and still Accruing	Non- Accrual	Total Past Due (1)(2)	Current	(Discount)/ Premium	Total Loans
Acquired Loans
December 31, 2016
Commercial real estate	$9,501	$23,890	$949	$34,340	$1,384,752	$(79,747)	$1,339,345
Commercial and industrial	1,789	2,942	2,111	6,842	353,494	(29,441)	330,895

Total commercial loans	11,290	26,832	3,060	41,182	1,738,246	(109,188)	1,670,240
Direct installment	2,317	1,344	—	3,661	73,479	2,002	79,142
Residential mortgages	8,428	10,816	—	19,244	416,561	(38,007)	397,798
Indirect installment	19	4	—	23	96	84	203
Consumer lines of credit	2,156	1,528	336	4,020	201,958	(4,405)	201,573

Total acquired loans	$24,210	$40,524	$3,396	$68,130	$2,430,340	$(149,514)	$2,348,956

December 31, 2015
Commercial real estate	$6,399	$12,752	$931	$20,082	$593,128	$(35,300)	$577,910
Commercial and industrial	1,065	616	103	1,784	72,037	(6,450)	67,371

Total commercial loans	7,464	13,368	1,034	21,866	665,165	(41,750)	645,281
Direct installment	837	659	—	1,496	43,596	827	45,919
Residential mortgages	5,871	15,136	—	21,007	366,742	(36,467)	351,282
Indirect installment	32	9	—	41	571	(58)	554
Consumer lines of credit	830	546	89	1,465	117,443	(3,483)	115,425

Total acquired loans	$15,034	$29,718	$1,123	$45,875	$1,193,517	$(80,931)	$1,158,461

(1)	Past due information for loans acquired is based on the contractual balance outstanding at December 31, 2016 and 2015.

(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, we do not consider acquired contractually delinquent loans to be non-accrual or non-performing and continue to recognize interest income on these loans using the accretion method. Acquired loans are considered non-accrual or non-performing when, due to credit deterioration or other factors, we determine we are no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. We do not recognize interest income on acquired loans considered non-accrual or non-performing.

We utilize the following categories to monitor credit quality within our commercial loan and lease portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

The use of these internally assigned credit quality categories within the commercial loan portfolio permits management’s use of transition matrices to estimate a quantitative portion of credit risk. Our internal credit risk grading system is based on past experiences with similarly graded loans and conforms with regulatory categories. In general, loan risk ratings within each category are reviewed on an ongoing basis according to our policy for each class of loans. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan portfolio. Loans within the Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans that migrate toward the Substandard or Doubtful credit categories. Accordingly, management applies higher risk factors to Substandard and Doubtful credit categories.

The following tables present a summary of our commercial loans by credit quality category segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
December 31, 2016
Commercial real estate	$3,895,764	$130,452	$69,588	$13	$4,095,817
Commercial and industrial	2,475,955	104,652	128,089	3,190	2,711,886
Commercial leases	188,662	3,789	4,185	—	196,636

Total originated commercial loans and leases	$6,560,381	$238,893	$201,862	$3,203	$7,004,339

December 31, 2015
Commercial real estate	$3,416,527	$52,887	$61,411	$321	$3,531,146
Commercial and industrial	2,335,103	109,539	87,380	2,329	2,534,351
Commercial leases	198,207	2,447	3,899	—	204,553

Total originated commercial loans and leases	$5,949,837	$164,873	$152,690	$2,650	$6,270,050

Acquired Loans
December 31, 2016
Commercial real estate	$1,144,676	$85,894	$108,128	$647	$1,339,345
Commercial and industrial	274,819	20,593	34,967	516	330,895

Total acquired commercial loans	$1,419,495	$106,487	$143,095	$1,163	$1,670,240

December 31, 2015
Commercial real estate	$464,162	$47,619	$66,129	—	$577,910
Commercial and industrial	56,446	3,182	7,743	—	67,371

Total acquired commercial loans	$520,608	$50,801	$73,872	—	$645,281

Credit quality information for acquired loans is based on the contractual balance outstanding at December 31, 2016 and 2015.

We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer and other loans by payment status:

	Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non-Performing	Total
December 31, 2016
Direct installment	$1,750,305	$14,952	$1,765,257
Residential mortgages	1,433,409	13,367	1,446,776
Indirect installment	1,193,930	2,180	1,196,110
Consumer lines of credit	1,096,642	2,985	1,099,627

Total originated consumer loans	$5,474,286	$33,484	$5,507,770

December 31, 2015
Direct installment	$1,646,925	$13,792	$1,660,717
Residential mortgages	1,031,926	12,763	1,044,689
Indirect installment	994,661	1,514	996,175
Consumer lines of credit	1,019,783	2,047	1,021,830

Total originated consumer loans	$4,693,295	$30,116	$4,723,411

Loans and leases are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, we do not consider loans and leases for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan relationships less than $500,000 based on loan segment loss given default. For commercial loan relationships greater than or equal to $500,000, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with our existing method of income recognition for loans and leases, interest income on impaired loans, except those classified as non-accrual, is recognized using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Year Ended December 31, 2016
Commercial real estate	$23,771	$19,699	$464	$20,163	$13	$19,217
Commercial and industrial	25,719	14,781	8,996	23,777	3,190	29,730
Commercial leases	3,429	3,429	—	3,429	—	3,394

Total commercial loans and leases	52,919	37,909	9,460	47,369	3,203	52,341
Direct installment	16,440	14,952	—	14,952	—	14,997
Residential mortgages	14,090	13,367	—	13,367	—	13,200
Indirect installment	5,172	2,180	—	2,180	—	2,037
Consumer lines of credit	3,858	2,985	—	2,985	—	2,813
Other	1,000	1,000	—	1,000	—	1,000

Total	$93,479	$72,393	$9,460	$81,853	$3,203	$86,388

At or for the Year Ended December 31, 2015
Commercial real estate	$33,780	$24,423	$772	$25,195	$321	$26,143
Commercial and industrial	15,860	9,176	5,543	14,719	2,329	12,298
Commercial leases	659	659	—	659	—	747

Total commercial loans and leases	50,299	34,258	6,315	40,573	2,650	39,188
Direct installment	14,679	13,792	—	13,792	—	13,267
Residential mortgages	13,394	12,763	—	12,763	—	12,896
Indirect installment	3,745	1,514	—	1,514	—	1,401
Consumer lines of credit	2,408	2,047	—	2,047	—	2,198

Total	$84,525	$64,374	$6,315	$70,689	$2,650	$68,950

Interest income continued to accrue on impaired loans that were still accruing and totaled approximately $4.6 million, $4.1 million and $3.7 million during 2016, 2015 and 2014, respectively.

The above tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories:

December 31	2016	2015
(in thousands)
Commercial real estate	$4,538	$3,073
Commercial and industrial	500	695

Total commercial loans	5,038	3,768
Direct installment	1,005	1,557
Residential mortgages	632	659
Indirect installment	221	221
Consumer lines of credit	372	522

Total allowance on acquired loans	$7,268	$6,727

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

Following is a summary of the composition of total TDRs:

December 31	2016	2015
(in thousands)
Accruing:
Performing	$17,470	$15,165
Non-performing	20,428	22,028
Non-accrual	9,035	8,307

Total TDRs	$46,933	$45,500

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During 2016, we returned to performing status $5.3 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than nine months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased impaired loans, commercial loans over $500,000 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. Our allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individual loans under $500,000 based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses. The reserve for commercial TDRs included in the allowance for credit losses is presented in the following table:

December 31	2016	2015
(in thousands)
Specific reserves for commercial TDRs	$291	$300
Pooled reserves for individual commercial loans under $500	276	929

All other classes of loans, which are primarily secured by residential properties whose terms have been modified in a TDR, are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $3.7 million and $3.5 million at December 31, 2016 and 2015, respectively. Upon default of an individual loan, our charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

Year Ended December 31	2016			2015
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	4	$778	$737	3	$1,165	$960
Commercial and industrial	3	1,727	1,504	1	5	4

Total commercial loans	7	2,505	2,241	4	1,170	964
Direct installment	527	6,090	5,566	489	6,712	6,314
Residential mortgages	45	2,155	2,081	45	1,667	1,660
Indirect installment	19	51	51	17	55	48
Consumer lines of credit	81	1,419	1,283	58	950	832

Total	679	$12,220	$11,222	613	$10,554	$9,818

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

Year Ended December 31	2016		2015
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	1	$26
Commercial and industrial	—	—	—	—

Total commercial loans	—	—	1	26
Direct installment	90	313	97	510
Residential mortgages	7	285	7	306
Indirect installment	18	35	9	14
Consumer lines of credit	3	394	—	—

Total	118	$1,027	114	$856

7.    ALLOWANCE FOR CREDIT LOSSES

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2016
Commercial real estate	$41,741	$(6,657)	$3,669	$(2,988)	$7,882	$46,635
Commercial and industrial	41,023	(19,584)	2,508	(17,076)	24,044	47,991
Commercial leases	2,541	(962)	66	(896)	1,635	3,280

Commercial loans and leases	85,305	(27,203)	6,243	(20,960)	33,561	97,906
Direct installment	21,587	(10,153)	1,822	(8,331)	8,135	21,391
Residential mortgages	7,909	(441)	74	(367)	2,540	10,082
Indirect installment	9,889	(7,855)	2,015	(5,840)	6,515	10,564
Consumer lines of credit	9,582	(2,085)	265	(1,820)	1,694	9,456
Other	1,013	(2,729)	131	(2,598)	2,977	1,392

Total allowance on originated loans	135,285	(50,466)	10,550	(39,916)	55,422	150,791

Purchased credit-impaired loans	834	(399)	42	(357)	95	572
Other acquired loans	5,893	(649)	1,217	568	235	6,696

Total allowance on acquired loans	6,727	(1,048)	1,259	211	330	7,268

Total allowance	$142,012	$(51,514)	$11,809	$(39,705)	$55,752	$158,059

Year Ended December 31, 2015
Commercial real estate	$37,588	$(4,443)	$1,117	$(3,326)	$7,479	$41,741
Commercial and industrial	32,645	(3,562)	1,773	(1,789)	10,167	41,023
Commercial leases	2,398	(544)	101	(443)	586	2,541

Commercial loans and leases	72,631	(8,549)	2,991	(5,558)	18,232	85,305
Direct installment	20,538	(10,844)	1,527	(9,317)	10,366	21,587
Residential mortgages	8,024	(1,010)	85	(925)	810	7,909
Indirect installment	7,504	(6,427)	1,190	(5,237)	7,622	9,889
Consumer lines of credit	8,496	(1,653)	175	(1,478)	2,564	9,582
Other	759	(1,691)	55	(1,636)	1,890	1,013

Total allowance on originated loans	117,952	(30,174)	6,023	(24,151)	41,484	135,285

Purchased credit-impaired loans	660	(64)	19	(45)	219	834
Other acquired loans	7,314	(830)	671	(159)	(1,262)	5,893

Total allowance on acquired loans	7,974	(894)	690	(204)	(1,043)	6,727

Total allowance	$125,926	$(31,068)	$6,713	$(24,355)	$40,441	$142,012

Year Ended December 31, 2014
Commercial real estate	$32,548	$(6,568)	$2,351	$(4,217)	$9,257	$37,588
Commercial and industrial	32,603	(3,454)	1,412	(2,042)	2,084	32,645
Commercial leases	1,903	(415)	105	(310)	805	2,398

Commercial loans and leases	67,054	(10,437)	3,868	(6,569)	12,146	72,631
Direct installment	17,824	(9,600)	1,163	(8,437)	11,151	20,538
Residential mortgages	5,836	(760)	74	(686)	2,874	8,024
Indirect installment	6,409	(3,627)	875	(2,752)	3,847	7,504
Consumer lines of credit	7,231	(1,495)	218	(1,277)	2,542	8,496
Other	530	(1,329)	24	(1,305)	1,534	759

Total allowance on originated loans	104,884	(27,248)	6,222	(21,026)	34,094	117,952

Purchased credit-impaired loans	1,000	(2,614)	1	(2,613)	2,273	660
Other acquired loans	4,900	(873)	1,006	133	2,281	7,314

Total allowance on acquired loans	5,900	(3,487)	1,007	(2,480)	4,554	7,974

Total allowance	$110,784	$(30,735)	$7,229	$(23,506)	$38,648	$125,926

Following is a summary of the individual and collective originated allowance for credit losses and corresponding originated loan and lease balances by class:

	Allowance		Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Originated Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2016
Commercial real estate	$13	$46,622	$4,095,817	$12,973	$4,082,844
Commercial and industrial	3,190	44,801	2,711,886	21,746	2,690,140
Commercial leases	—	3,280	196,636	—	196,636

Total commercial loans and leases	3,203	94,703	7,004,339	34,719	6,969,620
Direct installment	—	21,391	1,765,257	—	1,765,257
Residential mortgages	—	10,082	1,446,776	—	1,446,776
Indirect installment	—	10,564	1,196,110	—	1,196,110
Consumer lines of credit	—	9,456	1,099,627	—	1,099,627
Other	—	1,392	35,878	—	35,878

Total	$3,203	$147,588	$12,547,987	$34,719	$12,513,268

December 31, 2015
Commercial real estate	$321	$41,420	$3,531,146	$12,904	$3,518,242
Commercial and industrial	2,329	38,694	2,534,351	10,802	2,523,549
Commercial leases	—	2,541	204,553	—	204,553

Total commercial loans and leases	2,650	82,655	6,270,050	23,706	6,246,344
Direct installment	—	21,587	1,660,717	—	1,660,717
Residential mortgages	—	7,909	1,044,689	—	1,044,689
Indirect installment	—	9,889	996,175	—	996,175
Consumer lines of credit	—	9,582	1,021,830	—	1,021,830
Other	—	1,013	38,518	—	38,518

Total	$2,650	$132,635	$11,031,979	$23,706	$11,008,273

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

8.    PREMISES AND EQUIPMENT

Following is a summary of premises and equipment:

December 31	2016	2015
(in thousands)
Land	$45,640	$33,023
Premises	186,784	143,757
Equipment	174,325	130,066

	406,749	306,846
Accumulated depreciation	(162,793)	(147,766)

Total premises and equipment, net	$243,956	$159,080

Depreciation expense for premises and equipment is presented in the following table:

December 31	2016	2015	2014
(in thousands)
Depreciation expense for premises and equipment	$23,355	$20,009	$18,671

We have operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC 840, Leases, taking into account escalation clauses. Rental expense is presented in the following table:

December 31	2016	2015	2014
(in thousands)
Rental expense	$21,015	$16,193	$14,564

Following is a summary of future minimum lease payments for years following December 31, 2016:

(in thousands)
2017	$20,141
2018	17,927
2019	15,490
2020	12,979
2021	10,912
Later years	55,128

Total minimum rental commitment under leases	$132,577

9.      GOODWILL AND OTHER INTANGIBLE ASSETS

The following table shows a rollforward of goodwill by line of business:

(in thousands)	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Total
Balance at January 1, 2015	$813,434	$8,020	$8,950	$1,809	$832,213
Goodwill (deductions) additions	(1,035)	—	1,908	—	873

Balance at December 31, 2015	812,399	8,020	10,858	1,809	833,086
Goodwill (deductions) additions	199,200	—	(157)	—	199,043

Balance at December 31, 2016	$1,011,599	$8,020	$10,701	$1,809	$1,032,129

We recorded goodwill during 2015 and 2016 as a result of the purchase accounting adjustments relating to the various acquisitions described in Note 3, “Mergers and Acquisitions.”

The following table shows a summary of core deposit intangibles, customer renewal lists and mortgage servicing rights:

(in thousands)	Core Deposit Intangibles	Customer Renewal Lists	Mortgage Servicing Rights	Total Finite- lived Intangibles
December 31, 2016
Gross carrying amount	$139,886	$12,352	$19,914	$172,152
Accumulated amortization	(89,888)	(8,544)	(6,393)	(104,825)

Net carrying amount	$49,998	$3,808	$13,521	$67,327

December 31, 2015
Gross carrying amount	$111,594	$12,351	$12,766	$136,711
Accumulated amortization	(79,362)	(7,860)	(3,845)	(91,067)

Net carrying amount	$32,232	$4,491	$8,921	$45,644

Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists and mortgage servicing rights are being amortized over their estimated useful lives, which range from eight to thirteen years.

The amortization relating to mortgage servicing rights is included in mortgage banking operations within the non-interest income section on the consolidated income statements, while the amortization expense relating to core deposit intangibles and customer renewal lists is reflected as a separate line item within the non-interest expense section. The following table summarizes amortization expense recognized:

December 31	2016	2015	2014
(in thousands)
Amortization expense of other core deposit intangibles and customer renewal lists	$11,210	$8,305	$9,717
Amortization expense of mortgage servicing rights	2,548	2,250	2,593

Total amortization of intangibles	$13,758	$10,555	$12,310

Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2016:

(in thousands)
2017	$12,362
2018	9,864
2019	8,608
2020	7,894
2021	7,032

Total	$45,760

Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2016 and 2015 and determined that our intangible assets are not impaired.

10.      DEPOSITS

Following is a summary of deposits:

December 31	2016	2015
(in thousands)
Non-interest-bearing demand	$4,205,337	$3,059,949
Interest-bearing demand	6,931,381	5,311,589
Savings	2,352,434	1,786,459
Certificates and other time deposits:
Less than $100,000	1,680,068	1,390,619
$100,000 through $250,000	642,509	861,042
Greater than $250,000	253,918	213,805

Total deposits	$16,065,647	$12,623,463

Following is a summary of time deposits of $100,000 or more by remaining maturity at December 31, 2016:

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$94,704	$9,006	$103,710
Three to six months	98,110	8,265	106,375
Six to twelve months	157,512	16,879	174,391
Over twelve months	394,627	117,324	511,951

Total	$744,953	$151,474	$896,427

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2016:

(in thousands)
2017	$1,299,330
2018	473,266
2019	290,092
2020	246,590
2021	132,960
Later years	134,257

Total	$2,576,495

11.      SHORT-TERM BORROWINGS

Following is a summary of short-term borrowings:

December 31	2016	2015
(in thousands)
Securities sold under repurchase agreements	$313,062	$266,732
Federal Home Loan Bank advances	1,025,000	1,090,000
Federal funds purchased	1,037,000	568,000
Subordinated notes	127,948	124,164

Total short-term borrowings	$2,503,010	$2,048,896

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

The following represents weighted average interest rates on short-term borrowings:

December 31	2016	2015	2014
Year-to-date average	0.61%	0.42%	0.39%
Period-end	0.69%	0.48%	0.37%

12.      LONG-TERM BORROWINGS

Following is a summary of long-term borrowings:

December 31	2016	2015
(in thousands)
Federal Home Loan Bank advances	$305,110	$400,017
Subordinated notes	87,147	84,668
Junior subordinated debt	48,600	58,298
Other subordinated debt	98,637	98,497

Total long-term borrowings	$539,494	$641,480

Scheduled annual maturities for the long-term borrowings for the years following December 31, 2016 are as follows:

(in thousands)
2017	$179,147
2018	61,800
2019	43,557
2020	49,339
2021	47,665
Later years	157,986

Total	$539,494

Federal Home Loan Bank advances

Our banking affiliate has available credit with the FHLB of $5.8 billion of which $1.3 billion was used as of December 31, 2016. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.95% to 4.19% for the year ended December 31, 2016 and 0.76% to 4.19% for the year ended December 31, 2015.

Subordinated notes

Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2026. At December 31, 2016, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to twelve months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rate on the subordinated notes are presented in the following table:

December 31	2016	2015	2014
Subordinated notes weighted average interest rate	2.71%	2.73%	2.70%

Junior subordinated debt

Junior subordinated debt is comprised of the debt securities issued by FNB in relation to our two unconsolidated subsidiary trusts (collectively, the Trusts), F.N.B. Statutory Trust II and Omega Financial Capital Trust I, which are unconsolidated variable interest entities. One hundred percent of the common equity of each Trust is owned by FNB. The Trusts were formed for the purpose of issuing FNB-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by FNB, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by us on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition. During 2016, we redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I.

We record the distributions on the junior subordinated debt issued to the Trusts as interest expense. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debt. The TPS are eligible for redemption, at any time, at our discretion. Under capital guidelines, effective January 1, 2016, the junior subordinated debt, net of our investments in the Trusts, is included in tier 2 capital. We have entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of December 31, 2016:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	2.61%	Variable; LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,435	10/18/34	3.07%	Variable; LIBOR + 219 bps

Total	$47,500	$1,779	$48,600

Other subordinated debt

Other subordinated debt is comprised of the $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025 issued by us in our October 2015 debt offering. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $98.4 million. These subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.

13.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain risks arising from both our business operations and economic conditions. We principally manage our exposures to a wide variety of business and operational risks through management of our core business activities. We manage economic risks, including interest rate risk, primarily by managing the amount, source, and duration of our assets and liabilities, and through the use of derivative instruments. Derivative instruments are used to reduce the effects that changes in interest rates may have on net income and cash flows. We also use derivative instruments to facilitate transactions on behalf of our customers.

All derivatives are carried on the consolidated balance sheets at fair value and do not take into account the effects of master netting arrangements we have with other financial institutions. Credit risk is included in the determination of the estimated fair value of derivatives. Derivative assets are classified in the consolidated balance sheets under other assets and derivative liabilities are classified in the consolidated balance sheets under other liabilities. Changes in fair value are recognized in earnings except for certain changes related to derivative instruments designated as part of a cash flow hedging relationship.

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities:

December 31	2016			2015
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$450,000	$9,256	$1,171	$250,000	$3,178	$962
Interest rate swaps – not designated	1,689,157	12,720	34,046	1,262,964	1	50,491
Equity contracts – not designated	1,180	61	—	1,180	18	—

Total subject to master netting arrangements	2,140,337	22,037	35,217	1,514,144	3,197	51,453

Not subject to master netting arrangements:
Interest rate swaps – not designated	1,689,157	32,170	11,866	1,262,964	49,998	1
Credit risk contracts – not designated	174,538	13	123	114,753	7	133
Equity contracts – not designated	1,180	—	61	1,180	—	18

Total not subject to master netting arrangements	1,864,875	32,183	12,050	1,378,897	50,005	152

Total	$4,005,212	$54,220	$47,267	$2,893,041	$53,202	$51,605

Derivatives Designated as Hedging Instruments under GAAP

Interest Rate Contracts.    We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and three of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Following is a summary of key data related to interest rate contracts:

December 31	2016	2015
(in thousands)
Notional amount	$450,000	$250,000
Fair value included in other assets	9,256	3,178
Fair value included in other liabilities	1,171	962

The following table shows amounts reclassified from accumulated other comprehensive income (AOCI):

December 31	2016		2015
(in thousands)	Total	Net of Tax	Total	Net of Tax
Reclassified from AOCI to interest income	$2,659	$1,728	$3,248	$2,111
Reclassified from AOCI to interest expense	703	457	292	189

As of December 31, 2016, the maximum length of time over which forecasted interest cash flows are hedged is seven years. In the twelve months that follow December 31, 2016, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $1.9 million ($1.2 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2016.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the years ended December 31, 2016 and 2015, there was no hedge ineffectiveness. Also, during the years ended December 31, 2016 and 2015, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

Derivatives Not Designated as Hedging Instruments under GAAP

Interest Rate Swaps.    We enter into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. Swap derivative transactions with customers are not subject to enforceable master netting arrangements and are generally secured by rights to non-financial collateral, such as real and personal property.

We enter into positions with a derivative counterparty in order to offset our exposure on the fixed components of the customer interest rate swap agreements. We seek to minimize counterparty credit risk by entering into transactions only with high-quality financial dealer institutions. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. Substantially all contracts with dealers that require central clearing (generally, transactions since June 10, 2014) are novated to a SEC registered clearing agency who becomes our counterparty.

Following is a summary of key data related to interest rate swaps:

December 31	2016	2015
(in thousands)
Notional amount	$3,378,314	$2,525,928
Fair value included in other assets	44,890	49,999
Fair value included in other liabilities	45,912	50,492

The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.

Credit Risk Contracts.    We purchase and sell credit protection under risk participation agreements to share with other counterparties some of the credit exposure related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on our obligation to perform under certain derivative swap contracts.

Risk participation agreements sold with notional amounts totaling $125.6 million as of December 31, 2016 have remaining terms ranging from two months to fourteen years. Under these agreements, our maximum exposure assuming a customer defaults on our obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at both December 31, 2016 and 2015.

The fair values of risk participation agreements purchased and sold were not material at December 31, 2016 and 2015.

Counterparty Credit Risk

We are party to master netting arrangements with most of our swap derivative counterparties. Collateral, usually marketable securities and/or cash, is exchanged between FNB and our counterparties, and is generally subject to thresholds and transfer minimums. For swap transactions that require central clearing, we post cash to our clearing agency. Collateral positions are valued daily, and adjustments to amounts received and pledged by us are made as appropriate to maintain proper collateralization for these transactions.

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $1.1 million and $1.3 million as of December 31, 2016 and 2015, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
December 31, 2016
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$9,256	—	$9,256
Not designated	12,720	—	12,720
Equity contracts – not designated	61	—	61
Not subject to master netting arrangements:
Interest rate contracts – not designated	32,170	—	32,170
Credit contracts – not designated	13	—	13

Total derivative assets	$54,220	—	$54,220

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,171	—	$1,171
Not designated	34,046	—	34,046
Not subject to master netting arrangements:
Interest rate contracts – not designated	11,866	—	11,866
Credit contracts – not designated	123	—	123
Equity contracts – not designated	61	—	61

Total derivative liabilities	$47,267	—	$47,267

December 31, 2015
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$3,178	—	$3,178
Not designated	1	—	1
Equity contracts – not designated	18	—	18
Not subject to master netting arrangements:
Interest rate contracts – not designated	49,998	—	49,998
Credit contracts – not designated	7	—	7

Total derivative assets	$53,202	—	$53,202

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$962	—	$962
Not designated	50,491	—	50,491
Not subject to master netting arrangements:
Interest rate contracts – not designated	1	—	1
Credit contracts – not designated	133	—	133
Equity contracts – not designated	18	—	18

Total derivative liabilities	$51,605	—	$51,605

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheets to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
December 31, 2016
Derivative Assets
Interest rate contracts:
Designated	$9,256	$843	$8,413	$—
Not designated	12,720	474	12,132	114
Equity contracts – not designated	61	61	—	—

Total	$22,037	$1,378	$20,545	$114

Derivative Liabilities
Interest rate contracts:
Designated	$1,171	$1,171	$—	$—
Not designated	34,046	15,490	17,651	905

Total	$35,217	$16,661	$17,651	$905

December 31, 2015
Derivative Assets
Interest rate contracts:
Designated	$3,178	$1,516	$1,662	—
Not designated	1	1	—	—
Equity contracts – not designated	18	18	—	—

Total	$3,197	$1,535	$1,662	—

Derivative Liabilities
Interest rate contracts:
Designated	$962	$792	$170	$—
Not designated	50,491	24,579	24,632	1,280

Total	$51,453	$25,371	$24,802	$1,280

The following table presents the effect of certain derivative financial instruments on our income statement:

	Income Statement Location	Year Ended December 31,
(in thousands)		2016	2015
Interest Rate Contracts	Interest income – loans and leases	$2,659	$3,248
Interest Rate Contracts	Interest expense – short-term borrowings	703	292
Interest Rate Swaps	Other income	(529)	(451)
Credit Risk Contracts	Other income	16	(126)

Other

We have entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of our interest rate lock commitments to customers and commitments to originate residential mortgage loans with investors at December 31, 2016 and 2015 are not material.

14.    COMMITMENTS, CREDIT RISK AND CONTINGENCIES

We have commitments to extend credit and standby letters of credit that involve certain elements of credit risk in excess of the amount stated in the consolidated balance sheets. Our exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

Following is a summary of off-balance sheet credit risk information:

December 31	2016	2015
(in thousands)
Commitments to extend credit	$4,424,834	$3,781,719
Standby letters of credit	117,732	92,979

At December 31, 2016, funding of 78.1% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.

In addition to the above commitments, debt issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, is fully and unconditionally guaranteed by FNB.

Other Legal Proceedings

In the ordinary course of business, we are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, we are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, we do not believe that judgments, sanctions, settlements or orders, if any, that may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on our financial position or liquidity, although they could have a material effect on net income in a given period. In view of the inherent unpredictability of outcomes in litigation and governmental and regulatory matters, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course, there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and governmental and regulatory matters, including a possible eventual loss, fine, penalty, business or adverse reputational impact, if any, associated with each such matter. In accordance with applicable accounting guidance, we establish accruals for litigation and governmental and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We will continue to monitor such matters for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. We believe that our accruals for legal proceedings are appropriate and, in the aggregate, are not material to our consolidated financial position, although future accruals could have a material effect on net income in a given period.

15.    STOCK INCENTIVE PLANS

Restricted Stock

We issue restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under our Incentive Compensation Plans (Plans). Beginning in 2014, we issue time-based awards and performance-based awards under these Plans, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo Simulation valuation of our common stock as of the grant date.

We issued 277,174 and 400,436 performance-based restricted stock units in 2016 and 2015, respectively. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on our total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.

Prior to 2014, more than half of the restricted stock awards granted to management were earned if we met or exceeded certain financial performance results when compared to our peers. These performance-related awards were expensed ratably from the date that the likelihood of meeting the performance measure was probable through the end of a four-year vesting period. The service-based awards were expensed ratably over a three-year vesting period. We also issued discretionary service-based awards to certain employees that vested over five years.

The following table details our issuance of restricted stock awards and the aggregate weighted average grant date fair values under these plans for the years indicated. As of December 31, 2016, we had available up to 3,238,464 shares of common stock to issue under these Plans.

(dollars in thousands)	2016	2015	2014
Restricted stock awards	574,125	664,337	387,165
Weighted average grant date fair values	$7,383	$8,802	$5,227

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

The following table summarizes certain information concerning restricted stock awards:

	2016	Weighted Average Grant Price per Share	2015	Weighted Average Grant Price per Share	2014	Weighted Average Grant Price per Share
Unvested shares outstanding at beginning of year	1,548,444	$12.85	1,354,093	$11.86	1,729,033	$10.23
Granted	574,125	12.86	664,337	13.25	387,165	13.50
Net adjustment due to performance	72,070	11.79	13,115	19.74	(36,600)	12.01
Vested	(384,704)	12.11	(484,010)	10.70	(707,074)	8.81
Forfeited	(31,394)	13.02	(41,130)	13.24	(65,399)	11.72
Dividend reinvestment	57,822	13.08	42,039	11.86	46,968	12.66

Unvested shares outstanding at end of year	1,836,363	12.97	1,548,444	12.85	1,354,093	11.86

The following table provides certain information related to restricted stock awards:

Year Ended December 31	2016	2015	2014
(in thousands)
Stock-based compensation expense	$7,066	$4,461	$3,584
Tax benefit associated with compensation expense	2,473	1,561	1,254
Fair value of awards vested	4,587	6,070	10,713

As of December 31, 2016, there was $9.9 million of unrecognized compensation cost related to unvested restricted stock awards granted, $0.4 million of which is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718. The components of the restricted stock awards as of December 31, 2016 are as follows:

(dollars in thousands)	Service- Based Awards	Performance- Based Awards	Total
Unvested restricted stock awards	839,106	997,257	1,836,363
Unrecognized compensation expense	$4,620	$5,279	$9,899
Intrinsic value	$13,451	$15,986	$29,437
Weighted average remaining life (in years)	1.87	1.97	1.92

Stock Options

All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

The following table summarizes the activity related to stock options during the periods indicated:

	2016	Weighted Average Price per Share	2015	Weighted Average Price per Share	2014	Weighted Average Price per Share
Options outstanding at beginning of year	435,340	$8.86	568,834	$8.86	533,524	$11.50
Assumed from acquisitions	1,707,036	7.83	—	—	805,507	7.39
Exercised	(1,128,075)	7.18	(93,822)	5.94	(690,973)	7.75
Forfeited	(121,769)	9.33	(39,672)	15.66	(79,224)	21.40

Options outstanding and exercisable at end of year	892,532	8.95	435,340	8.86	568,834	8.86

The following table summarizes information about stock options outstanding at December 31, 2016:

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.45 - $5.18	195,134	3.29	$4.88
$5.19 - $7.78	140,179	3.65	6.82
$7.79 - $11.68	337,780	4.91	10.06
$11.69 - $13.54	219,439	0.73	12.23

	892,532

The intrinsic value of outstanding and exercisable stock options at December 31, 2016 was $6.2 million.

The following table summarizes certain information relating to stock options exercised:

Year Ended December 31	2016	2015	2014
(in thousands)
Proceeds from stock options exercised	$7,816	$557	$3,292
Tax benefit recognized from stock options exercised	1,862	130	808
Intrinsic value of stock options exercised	6,577	693	3,289

Warrants

In conjunction with our participation in the UST’s Capital Purchase Program (CPP), we issued to the UST a warrant to purchase up to 1,302,083 shares of our common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant has been reduced in half to 651,042 shares as of June 16, 2009, the date we completed a public offering. The warrant, which expires in 2019, was sold at auction by the UST and has an exercise price of $11.52 per share.

In conjunction with the ANNB acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of our common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 389,724, with a resulting lower exercise price of $3.14 per share as of December 31, 2016. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.

16.    RETIREMENT PLANS

We sponsor the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan that covered substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfied minimum age and length of service requirements. Our funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. The RIP was frozen as of December 31, 2010.

We also sponsor two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit was reduced by the monthly benefit the participant receives from Social Security, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the previous three percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008. The ERISA Excess Retirement Plan was frozen as of December 31, 2010.

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheets for the qualified and non-qualified plans described above (collectively, the Plans):

December 31	2016	2015
(in thousands)
Accumulated benefit obligation	$152,586	$150,754

Projected benefit obligation at beginning of year	$151,015	$156,924
Service cost	(15)	(14)
Interest cost	6,129	5,897
Actuarial loss (gain)	3,723	(3,381)
Benefits paid	(7,936)	(8,411)

Projected benefit obligation at end of year	$152,916	$151,015

Fair value of plan assets at beginning of year	$132,762	$140,140
Actual return on plan assets	10,787	(331)
Corporation contribution	1,345	1,364
Benefits paid	(7,936)	(8,411)

Fair value of plan assets at end of year	$136,958	$132,762

Funded status of plans	$(15,958)	$(18,253)

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2016	2015
Weighted average discount rate	3.96%	4.19%
Rates of average increase in compensation levels	3.50%	3.50%

The discount rate assumption at December 31, 2016 and 2015 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:

Year Ended December 31	2016	2015	2014
(in thousands)
Service cost	$(15)	$(14)	$62
Interest cost	6,129	5,897	6,411
Expected return on plan assets	(9,413)	(9,964)	(9,946)
Transition amount amortization	—	—	(21)
Prior service credit amortization	7	7	7
Actuarial loss amortization	2,383	2,112	1,367

Net periodic pension income	(909)	(1,962)	(2,120)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	2,349	6,914	21,586
Amortization of actuarial loss	(2,383)	(2,112)	(1,367)
Amortization of prior service credit	(7)	(7)	(7)
Amortization of transition asset	—	—	21

Total amount recognized in other comprehensive income	(41)	4,795	20,233

Total amount recognized in net periodic benefit cost and other comprehensive income	$(950)	$2,833	$18,113

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2016	2015	2014
Weighted average discount rate	4.19%	3.85%	4.67%
Rates of increase in compensation levels	3.50%	3.50%	4.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.25%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $6.6 million and $7.0 million for 2016 and 2015, respectively. The employer did not make any contributions to the qualified pension plans during 2016 or 2015. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1.3 million for 2016 and $1.4 million for 2015.

As of December 31, 2016 and 2015, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows:

(in thousands)	Qualified Pension Plans		Non-Qualified Pension Plans
December 31	2016	2015	2016	2015
Projected benefit obligation	$132,902	$130,797	$20,014	$20,218
Accumulated benefit obligation	132,902	130,797	19,684	19,957
Fair value of plan assets	136,958	132,762	—	—

The impact of changes in the discount rate and expected long-term rate of return on plan assets would have had the following effects on 2016 pension expense:

(in thousands)	Estimated Effect on Pension Expense
0.5% decrease in the discount rate	$(24)
0.5% decrease in the expected long-term rate of return on plan assets	649

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2016 (in thousands):

Expected employer contributions:	2017	$1,356

Expected benefit payments:	2017	7,631
	2018	8,305
	2019	8,532
	2020	8,739
	2021	9,011
	2022 – 2026	46,689

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which we pay from general assets.

Our subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, we match 100% of the first six percent that the employee defers. Additionally, we may provide a performance-based company contribution of up to three percent if we exceed annual financial goals. Our contribution expense is presented in the following table:

Year Ended December 31	2016	2015	2014
(in thousands)
401(k) contribution expense	$9,069	$8,055	$10,188

We also sponsor an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Pension Plan Investment Policy and Strategy

Our investment strategy for the RIP is to diversify plan assets between a wide mix of equity and debt securities in an effort to allow the plan the opportunity to meet the plan’s expected long-term rate of return requirements while minimizing short-term volatility. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, real estate investment trusts, emerging market and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. Treasury, U.S. agency, domestic investment-grade bonds, high-yield bonds, inflation-protected securities and international bonds.

The following table presents asset allocations for our pension plans as of December 31, 2016 and 2015, and the target allocation for 2017, by asset category:

	Target Allocation	Percentage of Plan Assets
December 31	2017	2016	2015
Asset Category
Equity securities	45 - 65%	61%	57%
Debt securities	30 - 50	35	39
Cash equivalents	0 - 10	4	4

At December 31, 2016 and 2015, equity securities included 575,128 shares of our common stock, representing 6.7% and 5.8% of total plan assets at December 31, 2016 and 2015, respectively. Dividends received on our common stock held by the Plan were $276,000 for both 2016 and 2015.

The fair values of our pension plan assets by asset category are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Asset Class
Cash	$5,125	$—	—	$5,125
Equity securities:
F.N.B. Corporation	9,219	—	—	9,219
Other large-cap U.S. financial services companies	2,999	—	—	2,999
Other large-cap U.S. companies	36,570	—	—	36,570
International companies	718	—	—	718
Other equity	596	—	—	596
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	559	—	—	559
U.S. small-cap equity index funds	3,035	—	—	3,035
U.S. mid-cap equity index funds	3,795	—	—	3,795
Non-U.S. equities growth fund	9,555	—	—	9,555
U.S. equity funds:
U.S. mid-cap	7,615	—	—	7,615
U.S. small-cap	3,173	—	—	3,173
Other	5,928	—	—	5,928
Fixed income securities:
U.S. government agencies	—	36,891	—	36,891
Fixed income mutual funds:
U.S. investment-grade fixed income securities	10,766	—	—	10,766
Non-U.S. fixed income securities	414	—	—	414

Total	$100,067	$36,891	—	$136,958

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Asset Class
Cash	$4,847	$—	—	$4,847
Equity securities:
F.N.B. Corporation	7,672	—	—	7,672
Other large-cap U.S. financial services companies	2,541	—	—	2,541
Other large-cap U.S. companies	33,387	—	—	33,387
International companies	521	—	—	521
Other equity	596	—	—	596
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	511	—	—	511
U.S. small-cap equity index funds	2,607	—	—	2,607
U.S. mid-cap equity index funds	3,464	—	—	3,464
Non-U.S. equities growth fund	9,613	—	—	9,613
U.S. equity funds:
U.S. mid-cap	6,989	—	—	6,989
U.S. small-cap	2,679	—	—	2,679
Other	5,540	—	—	5,540
Fixed income securities:
U.S. government agencies	—	40,735	—	40,735
Fixed income mutual funds:
U.S. investment-grade fixed income securities	10,648	—	—	10,648
Non-U.S. fixed income securities	412	—	—	412

Total	$92,027	$40,735	—	$132,762

The classifications for Level 1, Level 2 and Level 3 are discussed in Note 23, “Fair Value Measurements.”

17.      INCOME TAXES

Income tax expense, allocated based on a separate tax return basis, consists of the following:

Year Ended December 31	2016	2015	2014
(in thousands)
Current income taxes:
Federal taxes	$57,894	$69,572	$18,111
State taxes	2,329	989	396

Total current income taxes	60,223	70,561	18,507
Deferred income taxes:
Federal taxes	14,983	63	44,113
State taxes	291	(631)	—

Total deferred income taxes	15,274	(568)	44,113

Total income taxes	$75,497	$69,993	$62,620

Income tax expense related to gains on the sale of securities is presented in the following table:

Year Ended December 31	2016	2015	2014
(in thousands)
Income tax expense related to gains on sale of securities	$249	$288	$4,101

The following table presents the tax effects of temporary differences that give rise to deferred tax assets and liabilities:

December 31	2016	2015
(in thousands)
Deferred tax assets:
Allowance for credit losses	$56,090	$50,414
Discount on acquired loans	48,978	28,503
Net operating loss/tax credit carryforwards	17,753	16,487
Deferred compensation	12,236	8,515
Securities impairments	—	252
Pension and other defined benefit plans	7,713	8,539
Net unrealized securities losses	6,972	1,301
Other	11,264	8,020

Total	161,006	122,031
Valuation allowance	(18,945)	(17,179)

Total deferred tax assets	142,061	104,852

Deferred tax liabilities:
Loan costs	(2,222)	(2,966)
Depreciation	(12,392)	(10,836)
Prepaid expenses	(682)	(628)
Amortizable intangibles	(18,506)	(12,940)
Lease financing	(5,538)	(6,763)
Debt discharge income deferral	(1,361)	(2,042)
Originated mortgage servicing rights	(748)	(1,238)
Fair value adjustments on securities	(86)	—
Other	(1,253)	(1,928)

Total deferred tax liabilities	(42,788)	(39,341)

Net deferred tax assets	$99,273	$65,511

We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2015, we reversed $1.9 million of the valuation allowance recorded against state deferred taxes due to expansion of operations in the state of Maryland as a result of recent mergers. The remaining balance of the valuation allowance primarily relates to unused state net operating loss carryforwards expiring from 2018 to 2036 and other net deferred tax assets. We anticipate that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the deferred tax assets related to these carryforwards.

The effective tax rates for 2016, 2015 and 2014 were all lower than the statutory tax rate due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:

Year Ended December 31	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.7	0.8	0.1
Valuation allowance reversal	—	(0.8)	—
Tax-exempt interest	(2.9)	(2.2)	(1.8)
Cash surrender value of life insurance	(1.5)	(1.3)	(1.3)
Tax credits	(0.9)	(1.1)	(1.4)
Other items	0.2	0.1	(0.3)

Actual effective tax rate	30.6%	30.5%	30.3%

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

Year Ended December 31	2016	2015
(in thousands)
Balance at beginning of year	$455	$401
Additions based on tax positions related to current year	163	134
Additions based on tax positions of prior year	—	—
Reductions for tax positions of prior years	—	—
Reductions due to expiration of statute of limitations	(76)	(80)

Balance at end of year	$542	$455

As of December 31, 2016 and 2015, we have approximately $0.5 million of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of December 31, 2016 and 2015, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $19,000 and $18,000 respectively. As of December 31, 2016, $0.4 million of these tax benefits would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2013. With limited exception, we are no longer subject to state income tax examinations for years prior to 2013. We anticipate that a reduction in the unrecognized tax benefit of up to $56,000 may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

18.      OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Gains on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2016
Balance at beginning of period	$(3,873)	$1,440	$(48,700)	$(51,133)
Other comprehensive income (loss) before reclassifications	(13,886)	5,086	299	(8,501)
Amounts reclassified from AOCI	(463)	(1,272)	—	(1,735)

Net current period other comprehensive income (loss)	(14,349)	3,814	299	(10,236)

Balance at end of period	$(18,222)	$5,254	$(48,401)	$(61,369)

The amounts reclassified from AOCI related to securities available for sale are included in net securities gains on the consolidated income statements, while the amounts reclassified from AOCI related to derivative instruments are included in interest income on loans and leases on the consolidated income statements.

The tax (benefit) expense amounts reclassified from AOCI in connection with the securities available for sale and derivative instruments reclassifications are included in income taxes on the consolidated income statements.

19.      EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31	2016	2015	2014
(dollars in thousands, except per share data)
Net income	$170,891	$159,649	$144,050
Less: Preferred stock dividends	8,041	8,041	8,352

Net income available to common stockholders	$162,850	$151,608	$135,698

Basic weighted average common shares outstanding	206,244,498	174,971,785	167,347,906
Net effect of dilutive stock options, warrants and restricted stock	1,524,111	1,367,168	1,730,939

Diluted weighted average common shares outstanding	207,768,609	176,338,953	169,078,845

Earnings per common share:
Basic	$0.79	$0.87	$0.81

Diluted	$0.78	$0.86	$0.80

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:

Year Ended December 31	2016	2015	2014
Average shares excluded from the diluted earnings per common share calculation	9,980	18,167	35,442

20.      REGULATORY MATTERS

FNB and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require FNB and FNBPA to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements, dividends and future merger and acquisition activity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNB and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FNB’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

As of December 31, 2016, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2016
F.N.B. Corporation:
Total capital	$1,917,386	12.0%	$1,597,951	10.0%	$1,378,232	8.6%
Tier 1 capital	1,582,251	9.9	1,278,360	8.0	1,058,642	6.6
Common equity tier 1	1,475,369	9.2	1,038,668	6.5	818,950	5.1
Leverage	1,582,251	7.7	1,027,831	5.0	822,265	4.0
FNBPA:
Total capital	1,768,561	11.1	1,588,989	10.0	1,370,503	8.6
Tier 1 capital	1,614,167	10.2	1,271,191	8.0	1,052,705	6.6
Common equity tier 1	1,534,167	9.7	1,032,843	6.5	814,357	5.1
Leverage	1,614,167	7.9	1,019,034	5.0	815,227	4.0

As of December 31, 2015
F.N.B. Corporation:
Total capital	$1,629,270	12.8%	$1,275,939	10.0%	$1,020,751	8.0%
Tier 1 capital	1,321,972	10.4	1,020,751	8.0	765,563	6.0
Common equity tier 1	1,200,715	9.4	829,360	6.5	574,172	4.5
Leverage	1,321,972	8.1	811,553	5.0	649,243	4.0
FNBPA:
Total capital	1,426,284	11.3	1,265,990	10.0	1,012,792	8.0
Tier 1 capital	1,289,965	10.2	1,012,792	8.0	759,594	6.0
Common equity tier 1	1,209,965	9.6	822,893	6.5	569,695	4.5
Leverage	1,289,965	8.0	803,041	5.0	642,433	4.0

Beginning in 2016, the minimum capital requirements reflect the phase-in of the capital conservation buffer, in accordance with Basel III standards. The minimum capital requirements presented for December 31, 2015 are based on the regulations that were in effect at that time.

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $17.0 million at December 31, 2016. We also maintain deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2016, our subsidiaries had $202.9 million of retained earnings available for distribution to us without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $302.7 million at December 31, 2016.

21.      CASH FLOW INFORMATION

Following is a summary of cash flow information:

Year Ended December 31	2016	2015	2014
(in thousands)
Interest paid on deposits and other borrowings	$67,296	$47,805	$43,057
Income taxes paid	60,000	61,500	27,000
Transfers of loans to other real estate owned	14,592	9,628	16,535
Transfers of other real estate owned to loans	441	372	390

Supplemental non-cash information relating to our acquisitions is included in Note 3, “Mergers and Acquisitions.”

22.      BUSINESS SEGMENTS

We operate in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of subordinated notes, which are issued by a wholly-owned subsidiary and guaranteed by us.

The following tables provide financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the consolidated financial statements.

(in thousands)	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2016
Interest income	$629,700	$—	$84	$40,922	$8,257	$678,963
Interest expense	56,182	—	—	3,759	7,510	67,451
Net interest income	573,518	—	84	37,163	747	611,512
Provision for credit losses	47,386	—	—	6,706	1,660	55,752
Non-interest income	151,149	35,283	14,750	3,002	(2,423)	201,761
Non-interest expense (1)	435,089	27,201	12,965	21,662	3,006	499,923
Amortization of intangibles	10,526	259	425	—	—	11,210
Income taxes (benefit)	70,756	2,845	532	4,488	(3,124)	75,497
Net income (loss)	160,910	4,978	912	7,309	(3,218)	170,891
Total assets	21,659,634	19,619	22,053	193,349	(49,838)	21,844,817
Total intangibles	1,075,118	10,189	12,340	1,809	—	1,099,456

At or for the Year Ended December 31, 2015
Interest income	$500,030	$—	$89	$39,868	$6,808	$546,795
Interest expense	41,227	—	—	3,518	3,828	48,573
Net interest income	458,803	—	89	36,350	2,980	498,222
Provision for credit losses	32,125	—	—	7,396	920	40,441
Non-interest income	116,141	35,246	13,052	2,926	(4,955)	162,410
Non-interest expense (1)	319,923	27,264	13,891	20,189	977	382,244
Amortization of intangibles	7,544	273	488	—	—	8,305
Income taxes (benefit)	65,071	2,803	(412)	4,709	(2,178)	69,993
Net income (loss)	150,281	4,906	(826)	6,982	(1,694)	159,649
Total assets	17,374,384	20,753	22,207	195,048	(54,730)	17,557,662
Total intangibles	853,551	10,447	12,923	1,809	—	878,730

At or for the Year Ended December 31, 2014
Interest income	$463,376	$—	$98	$38,914	$6,595	$508,983
Interest expense	36,318	—	—	3,352	3,016	42,686
Net interest income	427,058	—	98	35,562	3,579	466,297
Provision for credit losses	30,872	—	—	6,920	856	38,648
Non-interest income	115,858	31,497	13,598	2,919	(5,598)	158,274
Non-interest expense (1)	311,834	25,338	11,558	19,692	1,114	369,536
Amortization of intangibles	9,025	288	404	—	—	9,717
Income taxes (benefit)	57,634	2,135	625	4,430	(2,204)	62,620
Net income (loss)	133,551	3,736	1,109	7,439	(1,785)	144,050
Total assets	15,944,040	20,877	19,222	187,796	(44,845)	16,127,090
Total intangibles	857,066	10,720	10,122	1,809	—	879,717

(1)	Excludes amortization of intangibles, which is presented separately.

23.      FAIR VALUE MEASUREMENTS

We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities available for sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a non-recurring basis, such as mortgage loans held for sale, certain impaired loans, OREO and certain other assets.

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

In determining fair value, we use various valuation approaches, including market, income and cost approaches. ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of FNB. Unobservable inputs reflect our assumptions about the assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consist of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2016, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

We closely monitor market conditions involving assets that have become less actively traded. If the fair value measurement is based upon recent observable market activity of such assets or comparable assets (other than forced or distressed transactions) that occur in sufficient volume, and do not require significant adjustment using unobservable inputs, those assets are classified as Level 1 or Level 2; if not, they are classified as Level 3. Making this assessment requires significant judgment.

We use prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of investment securities. We validate prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing information by corporate personnel familiar with market liquidity and other market-related conditions.

Derivative Financial Instruments

We determine fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects contractual terms of the derivative, including the period to maturity and uses observable market based inputs, including interest rate curves and implied volatilities.

We incorporate credit valuation adjustments to appropriately reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of non-performance risk, we consider the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2016 and 2015, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Residential Mortgage Loans Held For Sale

These loans are carried at the lower of cost or fair value. Under lower of cost or fair value accounting, periodically, it may be necessary to record non-recurring fair value adjustments. Fair value, when recorded, is based on independent quoted market prices and is classified as Level 2.

Impaired Loans

We reserve for commercial loan relationships greater than or equal to $500,000 that we consider impaired as defined in ASC 310 at the time we identify the loan as impaired based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.

We determine the fair value of real estate based on appraisals by licensed or certified appraisers. The value of business assets is generally based on amounts reported on the business’ financial statements. Management must rely on the financial statements prepared and certified by the borrower or their accountants in determining the value of these business assets on an ongoing basis, which may be subject to significant change over time. Based on the quality of information or statements provided, management may require the use of business asset appraisals and site-inspections to better value these assets. We may discount appraised and reported values based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Since not all valuation inputs are observable, we classify these non-recurring fair value determinations as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

We review and evaluate impaired loans no less frequently than quarterly for additional impairment based on the same factors identified above.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$—	$29,953	$—	$29,953
U.S. government-sponsored entities	—	365,098	—	365,098
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,252,798	—	1,252,798
Agency collateralized mortgage obligations	—	535,974	—	535,974
Non-agency collateralized mortgage obligations	—	3	894	897
Commercial mortgage-backed securities	—	1,291	—	1,291
States of the U.S. and political subdivisions	—	35,849	—	35,849
Other debt securities	—	9,487	—	9,487

Total debt securities available for sale	—	2,230,453	894	2,231,347

Equity securities available for sale
Financial services industry	—	—	492	492
Insurance services industry	148	—	—	148

Total equity securities available for sale	148	—	492	640

Total securities available for sale	148	2,230,453	1,386	2,231,987

Derivative financial instruments
Trading	—	44,951	—	44,951
Not for trading	—	9,269	—	9,269

Total derivative financial instruments	—	54,220	—	54,220

Total assets measured at fair value on a recurring basis	$148	$2,284,673	$1,386	$2,286,207

Liabilities Measured at Fair Value
Derivative financial instruments
Trading	—	$45,973	—	$45,973
Not for trading	—	1,294	—	1,294

Total derivative financial instruments	—	47,267	—	47,267

Total liabilities measured at fair value on a recurring basis	—	$47,267	—	$47,267

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2015
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$—	$29,796	$—	$29,796
U.S. government-sponsored entities	—	367,994	—	367,994
Residential mortgage-backed securities
Agency mortgage-backed securities	—	704,831	—	704,831
Agency collateralized mortgage obligations	—	495,830	—	495,830
Non-agency collateralized mortgage obligations	—	6	1,184	1,190
Commercial mortgage-backed securities	—	4,287	—	4,287
States of the U.S. and political subdivisions	—	11,057	—	11,057
Other debt securities	—	14,286	—	14,286

Total debt securities available for sale	—	1,628,087	1,184	1,629,271

Equity securities available for sale
Financial services industry	97	632	439	1,168
Insurance services industry	128	—	—	128

Total equity securities available for sale	225	632	439	1,296

Total securities available for sale	225	1,628,719	1,623	1,630,567

Derivative financial instruments
Trading	—	50,017	—	50,017
Not for trading	—	3,185	—	3,185

Total derivative financial instruments	—	53,202	—	53,202

Total assets measured at fair value on a recurring basis	$225	$1,681,921	$1,623	$1,683,769

Liabilities Measured at Fair Value
Derivative financial instruments
Trading	—	$50,510	—	$50,510
Not for trading	—	1,095	—	1,095

Total derivative financial instruments	—	51,605	—	51,605

Total liabilities measured at fair value on a recurring basis	—	$51,605	—	$51,605

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

(in thousands)	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Year Ended December 31, 2016
Balance at beginning of period	$439	$1,184	$1,623
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	53	(7)	46
Accretion included in earnings	—	6	6
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales/redemptions	—	—	—
Settlements	—	(289)	(289)
Transfers from Level 3	—	—	—
Transfers into Level 3	—	—	—

Balance at end of period	$492	$894	$1,386

Year Ended December 31, 2015
Balance at beginning of period	$475	$1,420	$1,895
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—
Included in other comprehensive income	20	(4)	16
Accretion included in earnings	—	5	5
Purchases, issuances, sales and settlements:
Purchases	—	—	—
Issuances	—	—	—
Sales/redemptions	—	—	—
Settlements	—	(237)	(237)
Transfers from Level 3	(56)	—	(56)
Transfers into Level 3	—	—	—

Balance at end of period	$439	$1,184	$1,623

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels for 2016. During 2015, we transferred an equity security totaling $56,000 to non-marketable equity securities, reflected in other assets on the consolidated balance sheets.

For the years ended December 31, 2016 and 2015, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total gains included in earnings are in the net securities gains line item in the consolidated statements of income.

In accordance with GAAP, from time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a non-recurring basis still held at the balance sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Impaired loans	—	$500	$5,883	$6,383
Other real estate owned	—	11,017	3,181	14,198

December 31, 2015
Impaired loans	—	$124	$3,704	$3,828
Other real estate owned	—	5,705	2,126	7,831

Substantially all of the fair value amounts in the table above were estimated at a date during the twelve months ended December 31, 2016 and 2015. Consequently, the fair value information presented is not as of the period’s end.

Impaired loans measured or re-measured at fair value on a non-recurring basis during 2016 had a carrying amount of $9.5 million and an allocated allowance for credit losses of $3.2 million at December 31, 2016. The allocated allowance is based on fair value of $6.4 million less estimated costs to sell of $0.1 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $2.3 million, which was included in the provision for credit losses for 2016.

OREO with a carrying amount of $16.0 million was written down to $12.5 million (fair value of $14.2 million less estimated costs to sell of $1.7 million), resulting in a loss of $3.5 million, which was included in earnings for 2016.

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

Long-Term Borrowings.    The fair value of long-term borrowings is estimated by discounting future cash flows based on the market prices for the same or similar issues or on the current rates offered to us for debt of the same remaining maturities.

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

The fair values of our financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2016
Financial Assets
Cash and cash equivalents	$371,407	$371,407	$371,407	$—	$—
Securities available for sale	2,231,987	2,231,987	148	2,230,453	1,386
Securities held to maturity	2,337,342	2,294,777	—	2,293,091	1,686
Net loans and leases, including loans held for sale	14,750,792	14,446,274	—	—	14,464,274
Derivative assets	54,220	54,220	—	54,220	—
Accrued interest receivable	58,712	58,712	58,712	—	—

Financial Liabilities
Deposits	16,065,647	16,045,323	13,489,152	2,556,171	—
Short-term borrowings	2,503,010	2,503,277	2,503,277	—	—
Long-term borrowings	539,494	536,088	—	—	536,088
Derivative liabilities	47,267	47,267	—	47,267	—
Accrued interest payable	7,612	7,612	7,612	—	—

December 31, 2015
Financial Assets
Cash and cash equivalents	$489,119	$489,119	$489,119	$—	$—
Securities available for sale	1,630,567	1,630,567	225	1,628,719	1,623
Securities held to maturity	1,637,061	1,643,416	—	1,640,721	2,695
Net loans and leases, including loans held for sale	12,053,209	11,863,882	—	—	11,863,882
Derivative assets	53,202	53,202	—	53,202	—
Accrued interest receivable	44,920	44,920	44,920	—	—

Financial Liabilities
Deposits	12,623,463	12,610,914	10,157,997	2,452,917	—
Short-term borrowings	2,048,896	2,048,943	2,048,943	—	—
Long-term borrowings	641,480	637,935	—	—	637,935
Derivative liabilities	51,605	51,605	—	51,605	—
Accrued interest payable	7,457	7,457	7,457	—	—

24.    PARENT COMPANY FINANCIAL STATEMENTS

The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets (in thousands) December 31	2016	2015
Assets
Cash and cash equivalents	$164,276	$227,554
Securities available for sale	492	1,168
Other assets	17,405	17,206
Investment in bank subsidiary	2,598,520	2,073,352
Investments in and advances to non-bank subsidiaries	269,998	260,341

Total Assets	$3,050,691	$2,579,621

Liabilities
Other liabilities	$26,063	$26,831
Advances from affiliates	295,897	289,540
Long-term borrowings	147,916	157,777
Subordinated notes:
Short-term	8,172	8,216
Long-term	1,026	1,075

Total Liabilities	479,074	483,439
Stockholders’ Equity	2,571,617	2,096,182

Total Liabilities and Stockholders’ Equity	$3,050,691	$2,579,621

Statements of Income (in thousands) Year Ended December 31	2016	2015	2014
Income
Dividend income from subsidiaries:
Bank	$108,954	$87,580	$85,000
Non-bank	8,525	7,863	9,900

	117,479	95,443	94,900
Interest income	5,041	4,845	4,856
Other income	2,799	1,053	1,920

Total Income	125,319	101,341	101,676

Expenses
Interest expense	13,609	9,526	8,503
Other expenses	10,377	8,993	9,252

Total Expenses	23,986	18,519	17,755

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	101,333	82,822	83,921
Income tax benefit	6,352	5,088	4,498

	107,685	87,910	88,419
Equity in undistributed income (loss) of subsidiaries:
Bank	60,924	71,581	55,742
Non-bank	2,282	158	(111)

Net Income	$170,891	$159,649	$144,050

Statements of Cash Flows (in thousands) Year Ended December 31	2016	2015	2014
Operating Activities
Net income	$170,891	$159,649	$144,050
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(63,206)	(71,739)	(55,631)
Other, net	(2,530)	680	(637)

Net cash flows provided by operating activities	105,155	88,590	87,782

Investing Activities
Proceeds from sale of securities available for sale	815	—	934
Net (increase) decrease in advances to subsidiaries	(6,263)	3,285	2,018
Payment for further investment in subsidiaries	(71,050)	(9,060)	(2,877)
Net cash received in business combinations	1,089	—	5,594

Net cash flows (used in) provided by investing activities	(75,409)	(5,775)	5,669

Financing Activities
Net decrease in advance from affiliate	6,356	(2,797)	(1,908)
Net decrease in short-term borrowings	(44)	(135)	(88)
Decrease in long-term debt	(10,291)	(650)	(34,865)
Increase in long-term debt	381	98,794	821
Net proceeds from issuance of common stock	18,472	12,731	12,857
Tax benefit of stock-based compensation	1,813	28	2,714
Cash dividends paid:
Preferred stock	(8,041)	(8,041)	(8,352)
Common stock	(101,670)	(84,511)	(81,220)

Net cash flows (used in) provided by financing activities	(93,024)	15,419	(110,041)

Net (Decrease) Increase in Cash and Cash Equivalents	(63,278)	98,234	(16,590)
Cash and cash equivalents at beginning of year	227,554	129,320	145,910

Cash and Cash Equivalents at End of Year	$164,276	$227,554	$129,320

Cash paid during the year for:
Interest	$13,620	$8,309	$9,112

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. FNB’s management, with the participation of our CEO and CFO, evaluated the effectiveness of FNB’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon such evaluation, our CEO and CFO have concluded that, as of the end of such period, FNB’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Management’s Report on F.N.B. Corporation’s Internal Control Over Financial Reporting – Reporting at a Bank Holding Company Level” and “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d –15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 17, 2017. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in FNB’s definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 17, 2017. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that FNB specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 17, 2017. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,836,363	(1)	n/a	3,238,464	(2)
Equity compensation plans not approved by security holders	892,532	(3)	$8.95	n/a

(1)	Restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

(3)	Represents the securities to be issued upon exercise of stock options that we assumed in various acquisitions. We do not intend to grant any new awards under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 17, 2017. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 17, 2017. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 161 and is incorporated by reference.

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

/s/ Vincent J. Delie, Jr. Vincent J. Delie, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017

/s/ Vincent J. Calabrese, Jr. Vincent J. Calabrese, Jr.	Chief Financial Officer (Principal Financial Officer)	February 23, 2017

/s/ Timothy G. Rubritz Timothy G. Rubritz	Corporate Controller and Senior Vice President (Principal Accounting Officer)	February 23, 2017

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chairman of the Board and Director	February 23, 2017

/s/ William B. Campbell William B. Campbell	Director	February 23, 2017

/s/ James D. Chiafullo James D. Chiafullo	Director	February 23, 2017

/s/ Laura E. Ellsworth Laura E. Ellsworth	Director	February 23, 2017

/s/ Robert A. Hormell Robert A. Hormell	Director	February 23, 2017

/s/ David J. Malone David J. Malone	Director	February 23, 2017

/s/ D. Stephen Martz D. Stephen Martz	Director	February 23, 2017

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr.	Director	February 23, 2017

/s/ Frank C. Mencini Frank C. Mencini	Director	February 23, 2017

/s/ David L. Motley David L. Motley	Director	February 23, 2017

/s/ Gary L. Nalbandian Gary L. Nalbandian	Director	February 23, 2017

/s/ Heidi A. Nicholas Heidi A. Nicholas	Director	February 23, 2017

/s/ John S. Stanik John S. Stanik	Director	February 23, 2017

/s/ William J. Strimbu William J. Strimbu	Director	February 23, 2017

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

2.1.	Plan of Conversion of F.N.B. Corporation (incorporated by reference to Exhibit 2.1 to FNB’s Current Report on Form 8-K filed on August 30, 2016).

2.2.	Agreement and Plan of Merger, dated as of June 13, 2013, between F.N.B. Corporation and BCSB Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of FNB’s Current Report on Form 8-K filed on June 19, 2013).

2.3.	Agreement and Plan of Merger, dated as of April 7, 2014, between F.N.B. Corporation and OBA Financial Services, Inc. (Incorporated by reference to Exhibit 2.1. of FNB’s Current Report on Form 8-K filed on April 10, 2014).

2.4.	Purchase and Assumption Agreement, dated as of May 27, 2015, between Bank of America, National Association and First National Bank of Pennsylvania (Incorporated by reference to Exhibit 2.1. of FNB’s Current Report on Form 8-K filed on May 27, 2015).

2.5.	Agreement and Plan of Merger, dated as of August 4, 2015, between F.N.B. Corporation and Metro Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of FNB’s Current Report on Form 8-K filed on August 7, 2015).

2.6.	Agreement and Plan of Merger, dated as of July 20, 2016, between F.N.B. Corporation and Yadkin Financial Corporation (Incorporated by reference to FNB’s Current Report on Form 8-K filed on July 21, 2016).

3.1.	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1. of FNB’s Current Report on Form 8-K filed on August 30, 2016).

3.2.	By-laws of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1 to FNB’s Current Report on Form 8-K filed on August 30, 2016).

4.1.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of FNB’s Current Report on Form 8-K filed on January 14, 2009).

4.2.	Warrant to purchase up to 342,564 shares of Common Stock, issued to the United States Department of the Treasury (Incorporated by reference to Exhibit 4.1. of FNB’s Current Report on Form 8-K filed on April 8, 2013).

4.3.	Deposit Agreement, dated as of November 1, 2013, by and between F.N.B. Corporation and Computershare Limited (successor in interest to Registrar and Transfer Company), as Depositary (incorporated by reference to Exhibit 4.1 of FNB’s Current Report on Form 8-K filed on November 1, 2013).

4.4.	Specimen Stock Certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit 4.5 of FNB’s Amendment No. 1 to Form 8-A filed on August 30, 2016).

4.5.	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.3 above).

4.6.	There are no instruments with respect to long-term debt of FNB and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of FNB and its subsidiaries on a consolidated basis. FNB agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of FNB and its subsidiaries upon request.

10.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of our executive officers. (Incorporated by reference to Exhibit 10.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.2.	Form of Restricted Stock Unit Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on March 27, 2012). *

10.3.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on December 22, 2008). *

10.4.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.5.	Form of Amendment to Employment Agreements of Vincent Calabrese, Jr. and Gary Guerrieri. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 22, 2008). *

10.6.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of FNB’s 2015 Proxy Statement filed on April 1, 2015). *

10.7.	First Amendment to F.N.B. Corporation 2007 Incentive Compensation Plan. (filed herewith). *

10.8.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on July 19, 2007). *

10.9.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on July 19, 2007). *

10.10.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.11.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.12.	Employment Agreement between First National Bank of Pennsylvania and Timothy G. Rubritz. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 22, 2009). *

10.13.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 21, 2010). *

10.14.	Tax Indemnification Agreement between F.N.B. Corporation and Robert J. McCarthy, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on January 4, 2012).

10.15.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on February 26, 2013). *

10.16.	Form of Restricted Stock Unit Award for Vincent J. Delie, Jr. and Vincent J. Calabrese, Jr. (Incorporated by reference to Exhibit 10.1 of FNB’s Current Report on Form 8-K filed on December 22, 2015). *

11.	Computation of Per Share Earnings **

12.	Ratio of Earnings to Fixed Charges. (filed herewith).

14.	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

21.	Subsidiaries of the Registrant. (filed herewith).

23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.	The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in Note 19, “Earnings Per Share” in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.