Form 10-Q
period 2017-03-31
FNB CORP/PA/
filed 2017-05-08
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, $0.01 Par Value	323,100,407 Shares

F.N.B. CORPORATION

FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except share and per share data

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$381,416	$303,526
Interest bearing deposits with banks	68,967	67,881

Cash and Cash Equivalents	450,383	371,407
Securities available for sale	2,638,815	2,231,987
Securities held to maturity (fair value of $2,886,897 and $2,294,777)	2,922,152	2,337,342
Loans held for sale (includes $11,121 and $0 measured at fair value) (1)	75,270	11,908
Loans and leases, net of unearned income of $58,877 and $52,723	20,177,650	14,896,943
Allowance for credit losses	(160,782)	(158,059)

Net Loans and Leases	20,016,868	14,738,884
Premises and equipment, net	355,436	243,956
Goodwill	2,250,305	1,032,129
Core deposit and other intangible assets, net	134,699	67,327
Bank owned life insurance	467,457	330,152
Other assets	879,310	479,725

Total Assets	$30,190,695	$21,844,817

Liabilities
Deposits:
Non-interest-bearing demand	$5,537,679	$4,205,337
Interest-bearing demand	9,285,393	6,931,381
Savings	2,623,531	2,352,434
Certificates and other time deposits	3,879,669	2,576,495

Total Deposits	21,326,272	16,065,647
Short-term borrowings	3,585,963	2,503,010
Long-term borrowings	696,206	539,494
Other liabilities	226,459	165,049

Total Liabilities	25,834,900	19,273,200

Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 324,432,606 and 212,378,494 shares	3,246	2,125
Additional paid-in capital	4,020,527	2,234,366
Retained earnings	299,818	304,397
Accumulated other comprehensive loss	(56,969)	(61,369)
Treasury stock – 1,525,843 and 1,318,947 shares at cost	(17,709)	(14,784)

Total Stockholders’ Equity	4,355,795	2,571,617

Total Liabilities and Stockholders’ Equity	$30,190,695	$21,844,817

(1)	Amount represents loans for which we have elected the fair value option. See Note 17.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended March 31,
	2017	2016
Interest Income
Loans and leases, including fees	$168,629	$137,121
Securities:
Taxable	22,466	16,493
Tax-exempt	3,401	2,018
Dividends	9	5
Other	188	117

Total Interest Income	194,693	155,754
Interest Expense
Deposits	11,740	9,486
Short-term borrowings	6,674	2,361
Long-term borrowings	3,527	3,553

Total Interest Expense	21,941	15,400

Net Interest Income	172,752	140,354
Provision for credit losses	10,850	11,768

Net Interest Income After Provision for Credit Losses	161,902	128,586
Non-Interest Income
Service charges	24,807	21,134
Trust services	5,747	5,282
Insurance commissions and fees	5,141	4,921
Securities commissions and fees	3,623	3,374
Capital markets income	3,847	2,849
Mortgage banking operations	3,790	1,595
Bank owned life insurance	2,153	2,095
Net securities gains	2,625	71
Other	3,383	4,723

Total Non-Interest Income	55,116	46,044
Non-Interest Expense
Salaries and employee benefits	73,578	56,425
Net occupancy	11,349	9,266
Equipment	9,630	8,556
Amortization of intangibles	3,098	2,649
Outside services	13,043	9,303
FDIC insurance	5,387	3,968
Supplies	2,196	2,654
Bank shares and franchise taxes	2,980	2,617
Merger-related	52,724	24,940
Other	13,570	16,270

Total Non-Interest Expense	187,555	136,648

Income Before Income Taxes	29,463	37,982
Income taxes	6,484	11,850

Net Income	22,979	26,132
Preferred stock dividends	2,010	2,010

Net Income Available to Common Stockholders	$20,969	$24,122

Earnings per Common Share
Basic	$0.09	$0.12

Diluted	$0.09	$0.12

Cash Dividends per Common Share	$0.12	$0.12

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$22,979	$26,132
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains arising during the period, net of tax expense of $3,248 and $7,719	6,032	14,335
Reclassification adjustment for gains included in net income, net of tax expense of $424 and $25	(787)	(46)
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(550) and $1,693	(1,022)	3,145
Reclassification adjustment for gains included in net income, net of tax expense of $125 and $188	(233)	(349)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $221 and $214	410	397

Other comprehensive income	4,400	17,482

Comprehensive income	$27,379	$43,614

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2017	$106,882	$2,125	$2,234,366	$304,397	$(61,369)	$(14,784)	$2,571,617
Comprehensive income				22,979	4,400		27,379
Dividends declared:
Preferred stock				(2,010)			(2,010)
Common stock: $0.12/share				(25,548)			(25,548)
Issuance of common stock		5	2,117			(2,925)	(803)
Issuance of common stock - acquisitions		1,116	1,780,891				1,782,007
Assumption of warrant due to acquisition			1,394				1,394
Restricted stock compensation			1,759				1,759

Balance at March 31, 2017	$106,882	$3,246	$4,020,527	$299,818	$(56,969)	$(17,709)	$4,355,795

Balance at January 1, 2016	$106,882	$1,766	$1,808,210	$243,217	$(51,133)	$(12,760)	$2,096,182
Comprehensive income				26,132	17,482		43,614
Dividends declared:
Preferred stock				(2,010)			(2,010)
Common stock: $0.12/share				(25,294)			(25,294)
Issuance of common stock		5	1,657			(1,566)	96
Issuance of common stock - acquisitions		341	403,679				404,020
Restricted stock compensation			1,136				1,136
Tax benefit of stock-based compensation			277				277

Balance at March 31, 2016	$106,882	$2,112	$2,214,959	$242,045	$(33,651)	$(14,326)	$2,518,021

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$22,979	$26,132
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	17,276	11,759
Provision for credit losses	10,850	11,768
Deferred tax expense	11,224	255
Net securities gains	(2,625)	(71)
Tax benefit of stock-based compensation	(720)	(277)
Loans originated for sale	(182,771)	(95,503)
Loans sold	135,405	94,765
Gain on sale of loans	(3,344)	(2,164)
Net change in:
Interest receivable	(1,527)	(109)
Interest payable	444	1,301
Bank owned life insurance	(1,962)	(1,850)
Other, net	13,403	47,865

Net cash flows provided by operating activities	18,632	93,871

Investing Activities
Net change in loans and leases	(208,958)	(122,982)
Securities available for sale:
Purchases	(492,227)	(510,271)
Sales	549,460	615,199
Maturities	119,867	170,266
Securities held to maturity:
Purchases	(531,560)	(217,574)
Sales	1,574
Maturities	119,324	77,369
Purchase of bank owned life insurance	—	(64)
Increase in premises and equipment	(23,186)	(13,878)
Net cash received in business combinations	197,682	46,854

Net cash flows (used in ) provided by investing activities	(268,024)	44,919

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	73,291	411,857
Time deposits	11,421	28,558
Short-term borrowings	286,765	(687,409)
Proceeds from issuance of long-term borrowings	65,998	42,371
Repayment of long-term borrowings	(82,506)	(51,546)
Net proceeds from issuance of common stock	957	1,232
Tax benefit of stock-based compensation	—	277
Cash dividends paid:
Preferred stock	(2,010)	(2,010)
Common stock	(25,548)	(25,294)

Net cash flows (used in) provided by financing activities	328,368	(281,964)

Net Increase (Decrease) in Cash and Cash Equivalents	78,976	(143,174)
Cash and cash equivalents at beginning of period	371,407	489,119

Cash and Cash Equivalents at End of Period	$450,383	$345,945

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2017

NATURE OF OPERATIONS

F.N.B. Corporation (FNB), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in eight states. We hold a significant retail deposit market share in attractive markets including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of March 31, 2017, we had 422 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. We also operate Regency Finance Company (Regency), which had 76 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of March 31, 2017.

The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and its subsidiaries, when appropriate.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC (FNIA), Regency, Bank Capital Services, LLC and F.N.B. Capital Corporation, LLC, and include results for each of these entities in the accompanying consolidated financial statements.

The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to the date of the March 31, 2017 balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results FNB expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in FNB’s Annual Report on Form 10-K filed with the SEC on February 23, 2017. The accounting policies presented below have been added or amended for newly material items or the adoption of new accounting standards.

Use of Estimates

Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, accounting for acquired loans, fair value of financial instruments, goodwill and other intangible assets and income taxes.

Loans Held for Sale and Loan Commitments

Certain of our residential mortgage loans are originated for sale in the secondary mortgage loan market. Effective January 1, 2017, we made an automatic election to account for all future residential mortgage loans under the fair value option (FVO). The FVO election is intended to better reflect the underlying economics and better facilitate the economic hedging of the loans. The FVO is applied on an instrument by instrument basis and is an irrevocable election. Additionally, with the election of the FVO, fees and costs associated with the origination and acquisition of residential mortgage loans are expensed as incurred, rather than deferred. Changes in fair value under the FVO are recorded in mortgage banking operations income on the consolidated statements of income. Fair value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Prior to the FVO election, loans were generally sold at a premium or discount from the carrying amount of the loan which represented the lower of cost or fair value. Gain or loss on the sale of loans is recorded in mortgage banking operations non-interest income. Interest income on loans held for sale is recorded in interest income.

We routinely issue interest rate lock commitments for residential mortgage loans that we intend to sell. These interest rate lock commitments are considered derivatives. We also enter into loan sale commitments to sell these loans when funded to mitigate the risk that the market value of residential mortgage loans may decline between the time the rate commitment is issued to the customer and the time we sell the loan. These loan sale commitments are also derivatives. Both types of derivatives are recorded at fair value on the consolidated balance sheets with changes in fair value recorded in mortgage banking operations income.

We also originate loans guaranteed by the Small Business Administration (SBA) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. The portion of SBA loans originated that are guaranteed and intended for sale on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. At the time of the sale, we allocate the carrying value of the entire loan between the guaranteed portion sold and the unguaranteed portion retained based on their relative fair value which results in a discount recorded on the retained portion of the loan. The guaranteed portion is typically sold at a premium and the gain is recognized in other income for any net premium received in excess of the relative fair value of the portion of the loan transferred. The net carrying value of the retained portion of the loans is included in the appropriate loan classification for disclosure purposes, primarily commercial real estate or commercial and industrial.

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

Premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Assets to be disposed of are transferred to other assets and are reported at the lower of the carrying amount or fair value less costs to sell.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using accelerated methods. Customer renewal lists are amortized over their estimated useful lives which range from eight to thirteen years.

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.

We perform a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Prior to 2017, if, after assessing updated quantitative factors, we determined it was not more likely than not that the fair value of a reporting unit is less than its carrying amount, we did not have to perform the two-step goodwill impairment test.

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

Beginning in 2017, as permitted under the early adoption provisions of ASU 2017-04, we changed our impairment policy to record an impairment loss, if any, based on the excess of a reporting unit’s carrying amount over its fair value. This change in accounting principle will be applied prospectively. We believe this change in accounting policy is preferable as it reduces the cost and complexity of accounting for goodwill impairment.

Loan Servicing Rights

We have two primary classes of servicing rights, residential mortgage loan servicing and SBA-guaranteed loan servicing. We recognize the right to service residential mortgage loans and SBA-guaranteed loans for others as an asset whether we purchase the servicing rights or as a result from a sale of loans that we originate when the servicing is contractually separated from the underlying loan and retained by us.

We initially record servicing rights at fair value in core deposit and other intangible assets, net on the consolidated balance sheet. Subsequently, servicing rights are measured at the lower of cost or fair value. Servicing rights are amortized in proportion to, and over the period of, estimated net servicing income against servicing income during the period in mortgage banking operations income for residential mortgage loans and other income for SBA-guaranteed loans. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections.

Mortgage servicing rights (MSRs) are separated into pools based on common risk characteristics of the underlying loans and evaluated for impairment at least quarterly. SBA-guaranteed servicing rights are evaluated for impairment at least quarterly on an aggregate basis. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. If impairment exists at the pool level for residential mortgage loans or on an aggregate basis for SBA-guaranteed loans, the servicing right is written down through a valuation allowance and is charged against mortgage banking operations income or other income, respectively.

Bank-Owned Life Insurance (BOLI)

We have purchased life insurance policies on certain current and former directors, officers and employees for which the Corporation is the owner and beneficiary. These policies are recorded in other assets in the consolidated balance sheet at their cash surrender value, or the amount that could be realized by surrendering the policies. Tax-exempt income from death benefits and changes in the net cash surrender value are recorded in bank owned life insurance income.

Low Income Housing Tax Credit Partnerships

We invest in various affordable housing projects that qualify for low income housing tax credits (LIHTCs). The investments are recorded in other assets on the consolidated balance sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. Our net investment in LIHTCs was $14.7 million and $14.0 million at March 31, 2017 and December 31, 2016, respectively.

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

Beginning in 2017, the assumed proceeds from applying the treasury stock method when computing diluted earnings per share excludes the amount of excess tax benefits that would have been recognized in accumulated paid-in capital in accordance with newly adopted accounting guidance.

Stock Based Compensation

We account for our stock based compensation awards in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards, including stock options and restricted stock, made to employees and directors.

ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in our consolidated statements of comprehensive income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire. Some of our plans contain performance targets that affect vesting and can be achieved after the requisite service period and are accounted for as performance conditions. Beginning in 2016, the performance target is not reflected in the estimation of the award’s grant date fair value and compensation cost is recognized in the period in which it becomes probable that the performance condition will be achieved.

Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Beginning in 2017, with the adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur. The estimate for forfeitures prior to adoption of ASU 2016-09 was immaterial to our consolidated financial statements. We believe this change in accounting policy reduces the cost and complexity of accounting for stock-based compensation and is preferable to estimating forfeitures at the time of grant.

2.	NEW ACCOUNTING STANDARDS

The following paragraphs summarize accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that we recently adopted or will be adopting in the future.

Securities

Accounting Standards Update (ASU or Update) 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities which shortens the amortization period for the premium on certain purchased callable securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change. The Update is effective in the first quarter of 2019. Early adoption is permitted. The Update is to be applied using a modified retrospective transition method and is not expected to have a material effect on our consolidated financial statements.

Retirement Benefits

ASU 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The Update is effective the first quarter of 2018. Early adoption is permitted. The Update is to be applied using a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. We are currently assessing the potential impact to our consolidated financial statements.

Goodwill

ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, eliminates the requirement of Step 2 in the current guidance to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value in Step 1 of the current guidance. The Update is effective the first quarter of 2020. Early adoption is permitted for annual or interim goodwill impairment tests with a measurement date after January 1, 2017. We adopted this Update in 2017 for the next goodwill impairment test. This Update is applied prospectively and is not expected to have a material effect on our consolidated financial statements.

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

Statement of Cash Flows

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), adds or clarifies guidance on eight cash flow issues. The Update is effective the first quarter of 2018. Early adoption is permitted. We are currently assessing the potential impact to our consolidated financial statements.

Credit Losses

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL,” replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses for most financial assets measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. In addition, the Update will require the use of a modified available-for-sale debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities. The Update is effective the first quarter of 2020. Early adoption is permitted. We are currently assessing the potential impact to our consolidated financial statements.

Revenue Recognition

ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, clarifies the scope for recognizing gains and losses from the transfer of nonfinancial assets in contracts with noncustomers.

ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, addresses certain issues in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, clarifies several aspects of identifying performance obligations and licensing implementation guidance, including guidance that is expected to reduce cost and complexity by eliminating the need to assess whether goods and services are performance obligations if they are immaterial in the context of the contract with the customer.

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

Stock Based Compensation

ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Update was adopted in the first quarter of 2017 by an application method determined by the type of transaction impacted by the adoption. This Update did not have a material effect on our consolidated financial statements.

Investments

ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, eliminates the requirement for an investor to retrospectively apply the equity method when an investment that it had accounted for by another method qualifies for use of the equity method. The Update was adopted in the first quarter of 2017 by prospective application. This Update did not have a material effect on our consolidated financial statements.

Derivative and Hedging Activities

ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), provides clarification that determination of whether an embedded contingent put or call option in a financial instrument is clearly and closely related to the debt host requires only an analysis of the four-step decision sequence described in ASC 815-15-25-42. The Update was adopted in the first quarter of 2017 by modified retrospective application. This Update did not have a material effect on our consolidated financial statements.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force), clarifies that a change in counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided all other hedge accounting criteria continue to be met. The Update was adopted in the first quarter of 2017 by prospective application. This Update did not have a material effect on our consolidated financial statements.

Extinguishments of Liabilities

ASU 2016-04, Liabilities—Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force), requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage. The Update is effective in the first quarter of 2018 with either the modified retrospective method by means of a cumulative-effect adjustment to retained earnings or retrospective application. Early adoption is permitted. This Update is not expected to have a material effect on our consolidated financial statements.

Leases

ASU 2016-02, Leases (Topic 842), requires lessees to put most leases on their balance sheets but recognize expenses in the income statement similar to current accounting. In addition, the Update changes the guidance for sale-leaseback transactions, initial direct costs and lease executory costs for most entities. All entities will classify leases to determine how to recognize lease related revenue and expense. The Update is effective in the first quarter of 2019 with modified retrospective application including a number of optional practical expedients. Early adoption is permitted. We are currently assessing the potential impact to our consolidated financial statements.

Financial Instruments – Recognition and Measurement

ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under the fair value option, and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost. The Update is effective in the first quarter of 2018 with a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. Early adoption is prohibited except for the provision requiring the recognition of changes in fair value related to changes in an entity’s own credit risk in other comprehensive income for financial liabilities measured using the fair value option. We are currently assessing the potential impact to our consolidated financial statements.

3.	MERGERS AND ACQUISITIONS

Yadkin Financial Corporation

On March 11, 2017, we completed our acquisition of Yadkin Financial Corporation (YDKN), a bank holding company based in Raleigh, North Carolina. YDKN’s banking affiliate, Yadkin Bank, was also merged into FNBPA on March 11, 2017. YDKN’s results of operations have been included in our consolidated statements of income since that date. The acquisition enabled us to enter the attractive North Carolina markets, including Raleigh, Charlotte and the Piedmont Triad, which is comprised of Winston-Salem, Greensboro and High Point. We also completed the core systems conversion activities during the quarter.

On the acquisition date, the preliminary estimated fair values of YDKN included $6.8 billion in assets, $5.1 billion in loans and $5.2 billion in deposits. The acquisition was valued at $1.8 billion based on the acquisition date FNB common stock closing price of $15.97 and resulted in FNB issuing 111,619,975 shares of our common stock in exchange for 51,677,565 shares of YDKN common stock. Under the terms of the merger agreement, shareholders of YDKN received 2.16 shares of FNB common stock for each share of YDKN common stock and cash in lieu of fractional shares. YDKN’s fully vested and outstanding stock options and restricted stock awards were converted into options to purchase and receive FNB common stock. In conjunction with the acquisition, we assumed a warrant that was issued by YDKN to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP). Based on the exchange ratio, this warrant, which expires in 2019, was converted into a warrant to purchase up to 207,320 shares of FNB common stock with an exercise price of $9.63.

The acquisition of YDKN constituted a business combination and has been accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. As of March 31, 2017, we continue to review information relating to events or circumstances existing at the acquisition date. Management anticipates that this review could result in adjustments to the preliminary acquisition date valuation amounts presented due to the relatively short timeframe between the March 11, 2017 closing date and quarter-end, as well as the complexity and time required by management and third-parties involved in the valuation of loans, core deposit intangibles, premises and equipment, other real estate owned (OREO) and bank owned life insurance (BOLI). Acquired loans and core deposit intangibles were recorded at provisional amounts based on our preliminary third-party valuations. Acquired premises and equipment, OREO and BOLI were recorded at provisional amounts, and are currently being valued in conjunction with third-parties and will be adjusted during the second quarter of 2017.

Based on the preliminary purchase price allocation, we recorded $1.2 billion in goodwill and $55.7 million in core deposit intangibles as a result of the acquisition. The core deposit intangible asset is being amortized over the estimated useful life of approximately ten years utilizing an accelerated method. Goodwill is not amortized, but is periodically evaluated for impairment. None of the goodwill is deductible for income tax purposes.

The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the YDKN acquisition occurred on January 1, 2016, unadjusted for potential cost savings and other business synergies we expect to receive as a result of the acquisition:

(dollars in thousands, except per share data)	FNB	YDKN	Pro Forma Adjustments	Pro Forma Combined
Three Months Ended March 31, 2017
Revenue (net interest income and non-interest income)	$206,969	$74,574	$(781)	$280,762
Net income	51,253	22,435	(1,710)	71,978
Net income available to common stockholders	49,243	22,435	(1,710)	69,968
Earnings per common share – basic	0.23	0.43	—	0.22
Earnings per common share – diluted	0.23	0.43	—	0.22

Three Months Ended March 31, 2016
Revenue (net interest income and non-interest income)	186,398	74,709	(1,323)	259,784
Net income	26,132	15,447	(1,966)	39,613
Net income available to common stockholders	24,122	15,447	(1,966)	37,603
Earnings per common share – basic	0.12	0.30	—	0.12
Earnings per common share – diluted	0.12	0.30	—	0.12

The pro forma adjustments reflect amortization and associated taxes related to the preliminary purchase accounting adjustments made to record various acquired items at fair value.

In connection with the YDKN acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related expenses, that were expensed as incurred, amounted to $52.3 million for the three months ended March 31, 2017. Contract terminations and severance costs comprised 30.8% and 26.6%, respectively, of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred issuance costs of $0.5 million which were charged to additional paid-in capital.

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

Metro Bancorp, Inc.

On February 13, 2016, we completed our acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. The acquisition enhanced our distribution and scale across Central Pennsylvania, strengthened our position as the largest Pennsylvania-based regional bank and allowed us to leverage the significant infrastructure investments made in connection with the expansion of our product offerings and risk management systems. On the acquisition date, the fair values of METR included $2.8 billion in assets, $1.9 billion in loans and $2.3 billion in deposits.

The acquisition was valued at $404.2 million and resulted in FNB issuing 34,041,181 shares of its common stock in exchange for 14,345,319 shares of METR common stock. We also acquired the fully vested outstanding stock options of METR. The assets and liabilities of METR were recorded on our consolidated balance sheet at their fair values as of the acquisition date and METR’s results of operations have been included in our consolidated income statement since that date. METR’s banking affiliate, Metro Bank, was merged into FNBPA on February 13, 2016. Based on the purchase price allocation, we recorded $185.1 million in goodwill and $24.2 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

In connection with the METR acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related charges, that were expensed as incurred, amounted to $0.4 million for the three months ended March 31, 2017 and $31.0 million for the year ended December 31, 2016. Severance costs comprised 39.9% of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred issuance costs of $0.7 million which were charged to additional paid-in capital.

The following table summarizes the amounts recorded on the consolidated balance sheets as of each of the acquisition dates in conjunction with the acquisitions discussed above:

(in thousands)	YDKN	Fifth Third Branches	METR
Fair value of consideration paid	$1,783,366	$—	$404,242

Fair value of identifiable assets acquired:
Cash and cash equivalents	197,682	198,872	46,890
Securities	940,634	—	722,980
Loans	5,116,497	95,354	1,862,447
Core deposit and other intangible assets	69,555	4,129	24,163
Fixed and other assets	460,752	14,069	127,185

Total identifiable assets acquired	6,785,120	312,424	2,783,665

Fair value of liabilities assumed:
Deposits	5,176,758	302,529	2,328,238
Borrowings	969,385	—	227,539
Other liabilities	73,652	24,041	8,700

Total liabilities assumed	6,219,795	326,570	2,564,477

Fair value of net identifiable assets acquired	565,325	(14,146)	219,188

Goodwill recognized (1)	$1,218,041	$14,146	$185,054

(1)	All of the goodwill for these transactions has been recorded in the Community Banking Segment.

4.	SECURITIES

The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale (AFS):
March 31, 2017
U.S. Treasury	$29,908	$37	$—	$29,945
U.S. government-sponsored entities	397,634	676	(3,104)	395,206
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,650,743	3,024	(10,753)	1,643,014
Agency collateralized mortgage obligations	514,232	347	(10,616)	503,963
Non-agency collateralized mortgage obligations	2	—	—	2
Commercial mortgage-backed securities	420	—	(1)	419
States of the U.S. and political subdivisions	34,763	69	(154)	34,678
Other debt securities	21,899	68	(373)	21,594

Total debt securities	2,649,601	4,221	(25,001)	2,628,821
Equity securities	9,479	612	(97)	9,994

Total securities available for sale	$2,659,080	$4,833	$(25,098)	$2,638,815

December 31, 2016
U.S. Treasury	$29,874	$79	$—	$29,953
U.S. government-sponsored entities	367,604	864	(3,370)	365,098
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,267,535	2,257	(16,994)	1,252,798
Agency collateralized mortgage obligations	546,659	419	(11,104)	535,974
Non-agency collateralized mortgage obligations	891	6	—	897
Commercial mortgage-backed securities	1,292	—	(1)	1,291
States of the U.S. and political subdivisions	36,065	86	(302)	35,849
Other debt securities	9,828	94	(435)	9,487

Total debt securities	2,259,748	3,805	(32,206)	2,231,347
Equity securities	273	367	—	640

Total securities available for sale	$2,260,021	$4,172	$(32,206)	$2,231,987

Securities Held to Maturity (HTM):
March 31, 2017
U.S. Treasury	$500	$139	$—	$639
U.S. government-sponsored entities	247,580	395	(4,255)	243,720
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,243,947	7,382	(6,795)	1,244,534
Agency collateralized mortgage obligations	798,506	841	(17,003)	782,344
Commercial mortgage-backed securities	81,750	508	(302)	81,956
States of the U.S. and political subdivisions	549,869	2,686	(18,851)	533,704

Total securities held to maturity	$2,922,152	$11,951	$(47,206)	$2,886,897

December 31, 2016
U.S. Treasury	$500	$137	$—	$637
U.S. government-sponsored entities	272,645	348	(4,475)	268,518
Residential mortgage-backed securities:
Agency mortgage-backed securities	852,215	5,654	(8,645)	849,224
Agency collateralized mortgage obligations	743,148	447	(17,801)	725,794
Non-agency collateralized mortgage obligations	1,689	3	(6)	1,686
Commercial mortgage-backed securities	49,797	181	(226)	49,752
States of the U.S. and political subdivisions	417,348	1,456	(19,638)	399,166

Total securities held to maturity	$2,337,342	$8,226	$(50,791)	$2,294,777

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Gross gains	$3,400	$71
Gross losses	(775)	—

Net gains	$2,625	$71

As of March 31, 2017, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$119,899	$120,041	$390	$396
Due from one to five years	330,197	327,741	253,707	249,830
Due from five to ten years	31,143	30,918	68,397	68,666
Due after ten years	2,965	2,723	475,455	459,171

	484,204	481,423	797,949	778,063
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,650,743	1,643,014	1,243,947	1,244,534
Agency collateralized mortgage obligations	514,232	503,963	798,506	782,344
Non-agency collateralized mortgage obligations	2	2	—	—
Commercial mortgage-backed securities	420	419	81,750	81,956
Equity securities	9,479	9,994	—	—

Total securities	$2,659,080	$2,638,815	$2,922,152	$2,886,897

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

Following is information relating to securities pledged:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,145,072	$2,779,335
As collateral for short-term borrowings	323,658	322,038
Securities pledged as a percent of total securities	62.4%	67.9%

Following are summaries of the fair values and unrealized losses of impaired securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2017
U.S. government-sponsored entities	13	$246,881	$(3,104)	—	$—	$—	13	$246,881	$(3,104)
Residential mortgage-backed securities:
Agency mortgage-backed securities	56	1,176,464	(10,753)	—	—	—	56	1,176,464	(10,753)
Agency collateralized mortgage obligations	29	364,095	(6,990)	9	84,869	(3,626)	38	448,964	(10,616)
Commercial mortgage-backed securities	1	419	(1)	—	—	—	1	419	(1)
States of the U.S. and political subdivisions	11	17,762	(72)	5	5,834	(82)	16	23,596	(154)
Other debt securities	—	—	—	3	4,534	(373)	3	4,534	(373)
Equity securities	5	703	(97)	—	—	—	5	703	(97)

Total temporarily impaired securities AFS	115	$1,806,324	$(21,017)	17	$95,237	$(4,081)	132	$1,901,561	$(25,098)

December 31, 2016
U.S. government-sponsored entities	11	$211,636	$(3,370)	—	$—	$—	11	$211,636	$(3,370)
Residential mortgage-backed securities:
Agency mortgage-backed securities	55	1,056,731	(16,994)	—	—	—	55	1,056,731	(16,994)
Agency collateralized mortgage obligations	26	346,662	(7,261)	9	89,040	(3,843)	35	435,702	(11,104)
Commercial mortgage-backed securities	1	1,291	(1)	—	—	—	1	1,291	(1)
States of the U.S. and political subdivisions	20	28,631	(302)	—	—	—	20	28,631	(302)
Other debt securities	—	—	—	3	4,470	(435)	3	4,470	(435)

Total temporarily impaired securities AFS	113	$1,644,951	$(27,928)	12	$93,510	$(4,278)	125	$1,738,461	$(32,206)

Securities Held to Maturity
March 31, 2017
U.S. government-sponsored entities	11	$200,745	$(4,255)	—	$—	$—	11	$200,745	$(4,255)
Residential mortgage-backed securities:
Agency mortgage-backed securities	38	695,915	(6,795)	—	—	—	38	695,915	(6,795)
Agency collateralized mortgage obligations	29	498,743	(13,236)	12	107,546	(3,767)	41	606,289	(17,003)
Commercial mortgage-backed securities	3	14,875	(67)	1	7,684	(235)	4	22,559	(302)
States of the U.S. and political subdivisions	103	279,356	(18,851)	—	—	—	103	279,356	(18,851)

Total temporarily impaired securities HTM	184	$1,689,634	$(43,204)	13	$115,230	$(4,002)	197	$1,804,864	$(47,206)

December 31, 2016
U.S. government-sponsored entities	10	$185,525	$(4,475)	—	$—	$—	10	$185,525	$(4,475)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	551,404	(8,645)	—	—	—	36	551,404	(8,645)
Agency collateralized mortgage obligations	29	516,237	(13,710)	12	112,690	(4,091)	41	628,927	(17,801)
Non-agency collateralized mortgage obligations	3	1,128	(6)	—	—	—	3	1,128	(6)
Commercial mortgage-backed securities	1	12,317	(10)	1	8,267	(216)	2	20,584	(226)
States of the U.S. and political subdivisions	94	247,301	(19,638)	—	—	—	94	247,301	(19,638)

Total temporarily impaired securities HTM	173	$1,513,912	$(46,484)	13	$120,957	$(4,307)	186	$1,634,869	$(50,791)

We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.

Other-Than-Temporary Impairment

We evaluate our investment securities portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the three months ended March 31, 2017 or 2016.

States of the U.S. and Political Subdivisions

Our municipal bond portfolio with a carrying amount of $584.5 million as of March 31, 2017 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 69.7% of the securities are from municipalities located throughout Pennsylvania, Ohio, Maryland, North Carolina and South Carolina. The average holding size of the securities in the municipal bond portfolio is $2.3 million. In addition to the strong stand-alone ratings, 66.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

5.	LOANS AND LEASES

Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
March 31, 2017
Commercial real estate	$4,262,270	$4,506,087	$8,768,357
Commercial and industrial	2,857,584	935,095	3,792,679
Commercial leases	197,071	—	197,071

Total commercial loans and leases	7,316,925	5,441,182	12,758,107
Direct installment	1,758,895	206,223	1,965,118
Residential mortgages	1,551,928	790,239	2,342,167
Indirect installment	1,259,770	177	1,259,947
Consumer lines of credit	1,100,695	705,301	1,805,996
Other	46,315	—	46,315

Total loans and leases, net of unearned income	$13,034,528	$7,143,122	$20,177,650

December 31, 2016
Commercial real estate	$4,095,817	$1,339,345	$5,435,162
Commercial and industrial	2,711,886	330,895	3,042,781
Commercial leases	196,636	—	196,636

Total commercial loans and leases	7,004,339	1,670,240	8,674,579
Direct installment	1,765,257	79,142	1,844,399
Residential mortgages	1,446,776	397,798	1,844,574
Indirect installment	1,196,110	203	1,196,313
Consumer lines of credit	1,099,627	201,573	1,301,200
Other	35,878	—	35,878

Total loans and leases, net of unearned income	$12,547,987	$2,348,956	$14,896,943

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans;

•	Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity; and

•	Other is comprised primarily of credit cards, mezzanine loans and student loans.

The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market areas of Pennsylvania, eastern Ohio, Maryland, North Carolina, South Carolina and northern West Virginia.

The loans and leases portfolio also contains Regency consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky. Due to the relative size of the Regency consumer finance loan portfolio, these loans are not segregated from other consumer loans. The following table shows certain information relating to the Regency consumer finance loans:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Regency consumer finance loans	$173,786	$184,687
Percent of total loans and leases	0.9%	1.2%

The following table shows certain information relating to commercial real estate loans:

	March 31,	December 31,
(dollars in thousands)	2017	2016
Commercial construction loans	$1,050,129	$459,995
Percent of total loans and leases	5.2%	3.1%

Commercial real estate:
Percent owner-occupied	37.4%	36.2%
Percent non-owner-occupied	62.6%	63.8%

Acquired Loans

All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1 of our 2016 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Accounted for under ASC 310-30:
Outstanding balance	$7,205,696	$2,346,687
Carrying amount	6,644,633	2,015,904

Accounted for under ASC 310-20:
Outstanding balance	502,001	342,015
Carrying amount	491,921	325,784

Total acquired loans:
Outstanding balance	7,707,697	2,688,702
Carrying amount	7,136,554	2,341,688

The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.

The carrying amount of purchased credit impaired loans included in the table above totaled $11.8 million at March 31, 2017 and $2.8 million at December 31, 2016, representing less than 1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Balance at beginning of period	$467,070	$256,120
Acquisitions	443,261	284,092
Reduction due to unexpected early payoffs	(20,560)	(9,375)
Reclass from non-accretable difference	23,106	10,494
Disposals/transfers	(36)	(260)
Accretion	(25,241)	(13,204)

Balance at end of period	$887,600	$527,867

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

During the three months ended March 31, 2017, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $23.1 million from the non-accretable difference to accretable yield. This reclassification was $10.5 million for the three months ended March 31, 2016. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired loans with deteriorated credit quality) acquired from YDKN in 2017 based on the preliminary estimate of fair value as described in Note 3.

(in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total
Contractually required cash flows at acquisition	$48,941	$5,084,475	$5,133,416
Non-accretable difference (expected losses and foregone interest)	(25,673)	(406,802)	(432,475)

Cash flows expected to be collected at acquisition	23,268	4,677,673	4,700,941
Accretable yield	(3,323)	(439,938)	(443,261)

Fair value of acquired loans at acquisition	$19,945	$4,237,735	$4,257,680

In addition, loans purchased in the YDKN acquisition that were not subject to ASC 310-30 had the following balances at the date of acquisition: fair value of $5.0 million; unpaid principal balance of $5.2 million; and contractual cash flows not expected to be collected of $6.2 million.

Credit Quality

Management monitors the credit quality of our loan and lease portfolio using several performance measures to do so based on payment activity and borrower performance.

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

Following is a summary of non-performing assets:

(dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual loans	$81,390	$65,479
Troubled debt restructurings	23,988	20,428

Total non-performing loans	105,378	85,907
Other real estate owned (OREO)	50,088	32,490

Total non-performing assets	$155,466	$118,397

Asset quality ratios:
Non-performing loans / total loans and leases	0.52%	0.58%
Non-performing loans + OREO / total loans and leases + OREO	0.77%	0.79%
Non-performing assets / of total assets	0.51%	0.54%

The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure totaled $5.9 million at March 31, 2017 and $5.3 million at December 31, 2016. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2017 and December 31, 2016 totaled $11.9 million and $12.0 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
March 31, 2017
Commercial real estate	$5,923	$1	$23,040	$28,964	$4,233,306	$4,262,270
Commercial and industrial	5,007	3	34,826	39,836	2,817,748	2,857,584
Commercial leases	1,039	—	2,017	3,056	194,015	197,071

Total commercial loans and leases	11,969	4	59,883	71,856	7,245,069	7,316,925
Direct installment	7,973	4,092	7,675	19,740	1,739,155	1,758,895
Residential mortgages	9,797	1,966	4,466	16,229	1,535,699	1,551,928
Indirect installment	5,678	374	1,488	7,540	1,252,230	1,259,770
Consumer lines of credit	2,739	375	1,782	4,896	1,095,799	1,100,695
Other	242	121	1,000	1,363	44,952	46,315

Total originated loans and leases	$38,398	$6,932	$76,294	$121,624	$12,912,904	$13,034,528

December 31, 2016
Commercial real estate	$8,452	$1	$20,114	$28,567	$4,067,250	$4,095,817
Commercial and industrial	16,019	3	24,141	40,163	2,671,723	2,711,886
Commercial leases	973	1	3,429	4,403	192,233	196,636

Total commercial loans and leases	25,444	5	47,684	73,133	6,931,206	7,004,339
Direct installment	10,573	4,386	6,484	21,443	1,743,814	1,765,257
Residential mortgages	10,594	3,014	3,316	16,924	1,429,852	1,446,776
Indirect installment	9,312	513	1,983	11,808	1,184,302	1,196,110
Consumer lines of credit	3,529	1,112	1,616	6,257	1,093,370	1,099,627
Other	398	83	1,000	1,481	34,397	35,878

Total originated loans and leases	$59,850	$9,113	$62,083	$131,046	$12,416,941	$12,547,987

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
March 31, 2017
Commercial real estate	$41,450	$39,243	$1,414	$82,107	$4,630,159	$(206,179)	$4,506,087
Commercial and industrial	7,587	7,736	2,854	18,177	977,012	(60,094)	935,095

Total commercial loans	49,037	46,979	4,268	100,284	5,607,171	(266,273)	5,441,182
Direct installment	5,669	2,183	81	7,933	196,563	1,727	206,223
Residential mortgages	19,069	14,075	—	33,144	800,460	(43,365)	790,239
Indirect installment	—	2	—	2	75	100	177
Consumer lines of credit	11,395	5,974	747	18,116	703,422	(16,237)	705,301

Total acquired loans	$85,170	$69,213	$5,096	$159,479	$7,307,691	$(324,048)	$7,143,122

December 31, 2016
Commercial real estate	$9,501	$23,890	$949	$34,340	$1,384,752	$(79,747)	$1,339,345
Commercial and industrial	1,789	2,942	2,111	6,842	353,494	(29,441)	330,895

Total commercial loans	11,290	26,832	3,060	41,182	1,738,246	(109,188)	1,670,240
Direct installment	2,317	1,344	—	3,661	73,479	2,002	79,142
Residential mortgages	8,428	10,816	—	19,244	416,561	(38,007)	397,798
Indirect installment	19	4	—	23	96	84	203
Consumer lines of credit	2,156	1,528	336	4,020	201,958	(4,405)	201,573

Total acquired loans	$24,210	$40,524	$3,396	$68,130	$2,430,340	$(149,514)	$2,348,956

(1)	Past due information for acquired loans is based on the contractual balance outstanding at March 31, 2017 and December 31, 2016.
(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, as long as we can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, we do not consider acquired contractually delinquent loans to be non-accrual or non-performing and continue to recognize interest income on these loans using the accretion method. Acquired loans are considered non-accrual or non-performing when, due to credit deterioration or other factors, we determine we are no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. We do not recognize interest income on acquired loans considered non-accrual or non-performing.

We utilize the following categories to monitor credit quality within our commercial loan and lease portfolio:

Rating Category	Definition
Pass	in general, the condition and performance of the borrower is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition and performance of the borrower has significantly deteriorated and could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

The use of these internally assigned credit quality categories within the commercial loan and lease portfolio permits management’s use of transition matrices to estimate a quantitative portion of credit risk. Our internal credit risk grading system is based on past experiences with similarly graded loans and leases and conforms with regulatory categories. In general, loan and lease risk ratings within each category are reviewed on an ongoing basis according to our policy for each class of loans and leases. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan and lease portfolio. Loans and leases within the Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans and leases that migrate toward the Substandard or Doubtful credit categories. Accordingly, management applies higher risk factors to Substandard and Doubtful credit categories.

The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
March 31, 2017
Commercial real estate	$4,068,403	$132,700	$60,958	$209	$4,262,270
Commercial and industrial	2,616,144	122,892	109,515	9,033	2,857,584
Commercial leases	190,641	3,711	2,719	—	197,071

Total originated commercial loans and leases	$6,875,188	$259,303	$173,192	$9,242	$7,316,925

December 31, 2016
Commercial real estate	$3,895,764	$130,452	$69,588	$13	$4,095,817
Commercial and industrial	2,475,955	104,652	128,089	3,190	2,711,886
Commercial leases	188,662	3,789	4,185	—	196,636

Total originated commercial loans and leases	$6,560,381	$238,893	$201,862	$3,203	$7,004,339

Acquired Loans
March 31, 2017
Commercial real estate	$3,699,904	$531,316	$274,506	$361	$4,506,087
Commercial and industrial	786,808	77,961	70,171	155	935,095

Total acquired commercial loans	$4,486,712	$609,277	$344,677	$516	$5,441,182

December 31, 2016
Commercial real estate	$1,144,676	$85,894	$108,128	$647	$1,339,345
Commercial and industrial	274,819	20,593	34,967	516	330,895

Total acquired commercial loans	$1,419,495	$106,487	$143,095	$1,163	$1,670,240

Credit quality information for acquired loans is based on the contractual balance outstanding at March 31, 2017 and December 31, 2016.

We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non- Performing	Total
Originated loans
March 31, 2017
Direct installment	$1,742,702	$16,193	$1,758,895
Residential mortgages	1,537,779	14,149	1,551,928
Indirect installment	1,258,084	1,686	1,259,770
Consumer lines of credit	1,097,781	2,914	1,100,695

Total originated consumer loans	$5,636,346	$34,942	$5,671,288

December 31, 2016
Direct installment	$1,750,305	$14,952	$1,765,257
Residential mortgages	1,433,409	13,367	1,446,776
Indirect installment	1,193,930	2,180	1,196,110
Consumer lines of credit	1,096,642	2,985	1,099,627

Total originated consumer loans	$5,474,286	$33,484	$5,507,770

Acquired loans
March 31, 2017
Direct installment	$206,138	$85	$206,223
Residential mortgages	788,656	1,583	790,239
Indirect installment	177	—	177
Consumer lines of credit	703,972	1,329	705,301

Total acquired consumer loans	$1,698,943	$2,997	$1,701,940

December 31, 2016
Direct installment	$79,142	$—	$79,142
Residential mortgages	397,798	—	397,798
Indirect installment	203	—	203
Consumer lines of credit	201,061	512	201,573

Total acquired consumer loans	$678,204	$512	$678,716

Loans and leases are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, we do not consider loans and leases for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan and lease relationships less than $500,000 based on loan and lease segment loss given default. For commercial loan relationships greater than or equal to $500,000, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with our existing method of income recognition for loans and leases, interest income on impaired loans, except for those loans classified as non-accrual, is recognized using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Three Months Ended March 31, 2017
Commercial real estate	$27,470	$21,266	$1,795	$23,061	$209	$21,612
Commercial and industrial	36,889	12,055	22,299	34,354	9,038	29,065
Commercial leases	2,017	2,017	—	2,017	—	2,723

Total commercial loans and leases	66,376	35,338	24,094	59,432	9,247	53,400
Direct installment	18,062	16,193	—	16,193	—	15,572
Residential mortgages	15,151	14,149	—	14,149	—	13,758
Indirect installment	4,168	1,686	—	1,686	—	1,933
Consumer lines of credit	3,831	2,914	—	2,914	—	2,950
Other	1,000	1,000	—	1,000	—	1,000

Total	$108,588	$71,280	$24,094	$95,374	$9,247	$88,613

At or for the Year Ended December 31, 2016
Commercial real estate	$23,771	$19,699	$464	$20,163	$13	$19,217
Commercial and industrial	25,719	14,781	8,996	23,777	3,190	29,730
Commercial leases	3,429	3,429	—	3,429	—	3,394

Total commercial loans and leases	52,919	37,909	9,460	47,369	3,203	52,341
Direct installment	16,440	14,952	—	14,952	—	14,997
Residential mortgages	14,090	13,367	—	13,367	—	13,200
Indirect installment	5,172	2,180	—	2,180	—	2,037
Consumer lines of credit	3,858	2,985	—	2,985	—	2,813
Other	1,000	1,000	—	1,000	—	1,000

Total	$93,479	$72,393	$9,460	$81,853	$3,203	$86,388

Interest income continued to accrue on certain impaired loans and totaled approximately $1.9 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.

The above tables do not reflect the additional allowance for credit losses relating to acquired loans in the following pools and categories:

(in thousands)	March 31, 2017	December 31, 2016
Commercial real estate	$3,734	$4,538
Commercial and industrial	127	500

Total commercial loans	3,861	5,038
Direct installment	994	1,005
Residential mortgages	795	632
Indirect installment	221	221
Consumer lines of credit	697	372

Total allowance on acquired loans	$6,568	$7,268

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

Following is a summary of the payment status of TDRs:

(in thousands)	Originated	Acquired	Total
March 31, 2017
Accruing:
Performing	$17,552	$272	$17,824
Non-performing	19,659	4,329	23,988
Non-accrual	8,862	562	9,424

Total TDRs	$46,073	$5,163	$51,236

December 31, 2016
Accruing:
Performing	$17,105	$365	$17,470
Non-performing	20,252	176	20,428
Non-accrual	9,035	—	9,035

Total TDRs	$46,392	$541	$46,933

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the three months ended March 31, 2017, we returned to performing status $1.8 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than nine months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

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

(in thousands)	March 31, 2017	December 31, 2016
Specific reserves for commercial TDRs	$253	$291
Pooled reserves for individual loans under $500	234	276

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $3.7 million at both March 31, 2017 and December 31, 2016. Upon default of an individual loan, our charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$114	$109	4	$778	$760
Commercial and industrial	—	—	—	2	5,565	3,279

Total commercial loans	1	114	109	6	6,343	4,039
Direct installment	171	1,488	1,412	145	1,991	1,961
Residential mortgages	8	163	176	18	968	951
Indirect installment	5	17	14	3	11	12
Consumer lines of credit	22	742	729	20	243	238

Total	207	$2,524	$2,440	192	$9,556	$7,201

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—

Total commercial loans	—	—	—	—
Direct installment	29	82	28	175
Residential mortgages	2	224	1	50
Indirect installment	6	10	4	5
Consumer lines of credit	1	34	1	10

Total	38	$350	34	$240

6.	ALLOWANCE FOR CREDIT LOSSES

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

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2017
Commercial real estate	$46,635	$(988)	$361	$(627)	$381	$46,389
Commercial and industrial	47,991	(2,463)	474	(1,989)	7,568	53,570
Commercial leases	3,280	(506)	1	(505)	738	3,513

Total commercial loans and leases	97,906	(3,957)	836	(3,121)	8,687	103,472
Direct installment	21,391	(2,874)	628	(2,246)	1,065	20,210
Residential mortgages	10,082	(180)	161	(19)	147	10,210
Indirect installment	10,564	(2,370)	781	(1,589)	655	9,630
Consumer lines of credit	9,456	(458)	165	(293)	(280)	8,883
Other	1,392	(973)	327	(646)	1,063	1,809

Total allowance on originated loans and leases	150,791	(10,812)	2,898	(7,914)	11,337	154,214

Purchased credit-impaired loans	572	—	—	—	88	660
Other acquired loans	6,696	(482)	269	(213)	(575)	5,908

Total allowance on acquired loans	7,268	(482)	269	(213)	(487)	6,568

Total allowance	$158,059	$(11,294)	$3,167	$(8,127)	$10,850	$160,782

Three Months Ended March 31, 2016
Commercial real estate	$41,741	$(1,369)	$597	$(772)	$2,929	$43,898
Commercial and industrial	41,023	(298)	190	(108)	6,948	47,863
Commercial leases	2,541	(114)	14	(100)	377	2,818

Total commercial loans and leases	85,305	(1,781)	801	(980)	10,254	94,579
Direct installment	21,587	(2,667)	454	(2,213)	1,351	20,725
Residential mortgages	7,909	(85)	19	(66)	(33)	7,810
Indirect installment	9,889	(1,942)	262	(1,680)	856	9,065
Consumer lines of credit	9,582	(474)	56	(418)	(197)	8,967
Other	1,013	(554)	6	(548)	609	1,074

Total allowance on originated loans and leases	135,285	(7,503)	1,598	(5,905)	12,840	142,220

Purchased credit-impaired loans	834	(160)	—	(160)	30	704
Other acquired loans	5,893	(221)	306	85	(1,102)	4,876

Total allowance on acquired loans	6,727	(381)	306	(75)	(1,072)	5,580

Total allowance	$142,012	$(7,884)	$1,904	$(5,980)	$11,768	$147,800

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2017
Commercial real estate	$209	$46,180	$4,262,270	$14,989	$4,247,281
Commercial and industrial	9,038	44,532	2,857,584	32,157	2,825,427
Commercial leases	—	3,513	197,071	—	197,071

Total commercial loans and leases	9,247	94,225	7,316,925	47,146	7,269,779
Direct installment	—	20,210	1,758,895	—	1,758,895
Residential mortgages	—	10,210	1,551,928	—	1,551,928
Indirect installment	—	9,630	1,259,770	—	1,259,770
Consumer lines of credit	—	8,883	1,100,695	—	1,100,695
Other	—	1,809	46,315	—	46,315

Total	$9,247	$144,967	$13,034,528	$47,146	$12,987,382

December 31, 2016
Commercial real estate	$13	$46,622	$4,095,817	$12,973	$4,082,844
Commercial and industrial	3,190	44,801	2,711,886	21,746	2,690,140
Commercial leases	—	3,280	196,636	—	196,636

Total commercial loans and leases	3,203	94,703	7,004,339	34,719	6,969,620
Direct installment	—	21,391	1,765,257	—	1,765,257
Residential mortgages	—	10,082	1,446,776	—	1,446,776
Indirect installment	—	10,564	1,196,110	—	1,196,110
Consumer lines of credit	—	9,456	1,099,627	—	1,099,627
Other	—	1,392	35,878	—	35,878

Total	$3,203	$147,588	$12,547,987	$34,719	$12,513,268

7.	LOAN SERVICING

Mortgage Loan Servicing

We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others was $2.7 billion and $1.8 billion as of March 31, 2017 and December 31, 2016, respectively.

Mortgage servicing fees, which include late fees and ancillary fees, are recorded in mortgage banking operations income in the consolidated statements of income, and totaled $1.6 million and $0.9 million, respectively, in the three months ended March 31, 2017 and 2016.

Following is a summary of the MSR activity:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Balance at beginning of period	$13,521	$8,921
Fair value of MSRs acquired	8,553	—
Additions	1,454	884
Payoffs and curtailments	(139)	(98)
Amortization	(523)	(467)

Balance at end of period	$22,866	$9,240

Fair value, beginning of period	$17,546	$11,503
Fair value, end of period	26,962	11,538

We did not have a valuation allowance for MSRs for either period presented in the table above.

The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:

(dollars in thousands)	March 31, 2017	December 31, 2016
Weighted average life (months)	82.2	79.0
Constant prepayment rate (annualized)	9.4%	9.9%
Discount rate	9.7%	9.8%
Effect on fair value due to change in interest rates:
+ 0.25%	$1,229	$692
+ 0.50%	2,298	1,288
- 0.25%	(1,370)	(789)
- 0.50%	(2,839)	(1,680)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change.

SBA-Guaranteed Loan Servicing

Beginning in March 2017, as a result of the YDKN acquisition, we retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $255.2 million as of March 31, 2017. Servicing fees, which are recorded in service charges in the consolidated statements of income, totaled $0.3 million for the three months ended March 31, 2017.

Following is a summary of the activity in SBA servicing assets:

Three Months ended March 31, 2017
(in thousands)
Balance at beginning of period	$—
Fair value of servicing rights acquired	5,399
Additions	—
Amortization	(60)

Balance at end of period	$5,339

The fair value of the SBA servicing assets is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We did not have a valuation allowance for SBA servicing assets as of March 31, 2017.

8.	BORROWINGS

Following is a summary of short-term borrowings:

(in thousands)	March 31, 2017	December 31, 2016
Securities sold under repurchase agreements	$310,751	$313,062
Federal Home Loan Bank advances	1,960,000	1,025,000
Federal funds purchased	1,185,000	1,037,000
Subordinated notes	130,212	127,948

Total short-term borrowings	$3,585,963	$2,503,010

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term borrowings:

(in thousands)	March 31, 2017	December 31, 2016
Federal Home Loan Bank advances	$330,098	$305,110
Subordinated notes	87,558	87,147
Junior subordinated debt	109,987	48,600
Other subordinated debt	168,563	98,637

Total long-term borrowings	$696,206	$539,494

Our banking affiliate has available credit with the FHLB of $6.9 billion of which $2.3 billion was utilized as of March 31, 2017. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.03% to 4.19% for the three months ended March 31, 2017 and 0.95% to 4.19% for the year ended December 31, 2016.

On May 1, 2017, we repaid $7.5 million in other subordinated debt that we acquired from YDKN.

The junior subordinated debt is comprised of debt securities issued by FNB in relation to our six unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated variable interest entities. One hundred percent of the common equity of each Trust is owned by FNB. The Trusts were formed for the purpose of issuing FNB-obligated mandatorily redeemable capital securities, or trust preferred securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by FNB, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by us on the junior subordinated debt held by the Trusts. F.N.B. Statutory Trust II was formed by us, and the other five statutory trusts were assumed through acquisitions. The acquired statutory trusts were adjusted to fair value in conjunction with the various acquisitions. During 2016, we redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I.

We record the distributions on the junior subordinated debt issued to the Trusts as interest expense. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debt. The TPS are eligible for redemption, at any time, at our discretion. Under capital guidelines effective January 1, 2016, the junior subordinated debt, net of our investments in the Trusts, is included in tier 2 capital. We have entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of March 31, 2017:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate and Rate Reset Factor
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	2.78%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,445	10/18/34	3.21%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25,000	774	20,677	12/15/37	2.45%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25,000	774	21,635	9/30/35	2.59%	LIBOR + 146 bps
American Community Capital Trust II	10,000	310	10,455	12/15/33	3.80%	LIBOR + 280 bps
Crescent Financial Capital Trust I	8,000	248	8,610	10/07/33	4.12%	LIBOR + 310 bps

Total	$115,500	$3,885	$109,987

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

All derivatives are carried on the consolidated balance sheets at fair value and do not take into account the effects of master netting arrangements we have with other financial institutions. Credit risk is included in the determination of the estimated fair value of derivatives. Derivative assets are reported in the consolidated balance sheets in other assets and derivative liabilities are reported in the consolidated balance sheets in other liabilities. Changes in fair value are recognized in earnings except for certain changes related to derivative instruments designated as part of a cash flow hedging relationship.

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities:

	March 31, 2017			December 31, 2016
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$655,000	$603	$1,494	$450,000	$9,256	$1,171
Interest rate swaps – not designated	1,825,706	792	13,966	1,689,157	12,720	34,046
Equity contracts – not designated	1,180	46	—	1,180	61	—

Total subject to master netting arrangements	2,481,886	1,441	15,460	2,140,337	22,037	35,217

Not subject to master netting arrangements:
Interest rate swaps – not designated	1,825,706	30,263	13,820	1,689,157	32,170	11,866
Interest rate lock commitments – not designated	76,087	1,252	26	—	—	—
Forward delivery commitments – not designated	85,065	20	376	—	—	—
Credit risk contracts – not designated	186,037	15	106	174,538	13	123
Equity contracts – not designated	1,180	—	46	1,180	—	61

Total not subject to master netting arrangements	2,174,075	31,550	14,374	1,864,875	32,183	12,050

Total	$4,655,961	$32,991	$29,834	$4,005,212	$54,220	$47,267

On January 3, 2017, the Chicago Mercantile Exchange (CME) enacted a rule-change which in effect results in the legal characterization of variation margin payments for certain derivative contracts as settlement of the derivatives mark-to-market exposure and not collateral. This rule-change became effective for us in the first quarter of 2017. Accordingly, we have changed our reporting of certain derivatives to record variation margin on trades cleared through CME as settled where we had previously recorded cash collateral. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

Derivatives Designated as Hedging Instruments under GAAP

Interest Rate Contracts. We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and five of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

Following is a summary of key data related to interest rate contracts:

(in thousands)	March 31, 2017	December 31, 2016
Notional amount	$655,000	$450,000
Fair value included in other assets	603	9,256
Fair value included in other liabilities	1,494	1,171

The following table shows amounts reclassified from accumulated other comprehensive income (AOCI) for the three months ended March 31, 2017:

(in thousands)	Total	Net of Tax
Reclassified from AOCI to interest income	$506	$329
Reclassified from AOCI to interest expense	148	96

As of March 31, 2017, the maximum length of time over which forecasted interest cash flows are hedged is six years. In the twelve months that follow March 31, 2017, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $128,000 ($82,000 net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2017.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the three months ended March 31, 2017 and 2016, there was no hedge ineffectiveness. Also, during the three months ended March 31, 2017 and 2016, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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

Following is a summary of key data related to interest rate swaps:

(in thousands)	March 31, 2017	December 31, 2016
Notional amount	$3,651,412	$3,378,314
Fair value included in other assets	31,055	44,890
Fair value included in other liabilities	27,786	45,912

The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.

Interest Rate Lock Commitments. Interest rate lock commitments (IRLCs) represent an agreement to extend credit to a mortgage loan borrower, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. We are bound to fund the loan at a specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date, subject to the loan approval process. The borrower is not obligated to perform under the commitment. As such, outstanding IRLCs subject us to interest rate risk and related price risk during the period from the commitment to the borrower through the loan funding date, or commitment expiration. The IRLCs generally range between 30 to 90 days. The IRLCs are reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings as mortgage banking operations income.

Forward Delivery Commitments. Forward delivery commitments on mortgage-backed securities are used to manage the interest rate and price risk of our IRLCs and mortgage loan held for sale inventory by fixing the forward sale price that will be realized upon sale of the mortgage loans into the secondary market. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. The forward delivery contracts are reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings as mortgage banking operations income.

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

Risk participation agreements sold with notional amounts totaling $133.9 million as of March 31, 2017 have remaining terms ranging from eight months to thirteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $105,000 and $123,000 at March 31, 2017 and December 31, 2016, respectively. The fair values of risk participation agreements purchased and sold were not material at March 31, 2017 and December 31, 2016.

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

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.8 million and $1.1 million as of March 31, 2017 and December 31, 2016, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
March 31, 2017
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$603	—	$603
Not designated	792	—	792
Equity contracts – not designated	46	—	46

Not subject to master netting arrangements:
Interest rate contracts – not designated	30,263	—	30,263
Interest rate lock commitments – not designated	1,252	—	1,252
Forward delivery commitments – not designated	20	—	20
Credit risk contracts – not designated	15	—	15

Total derivative assets	$32,991	—	$32,991

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,494	—	$1,494
Not designated	13,966	—	13,966

Not subject to master netting arrangements:
Interest rate contracts – not designated	13,820	—	13,820
Interest rate lock commitments – not designated	26	—	26
Forward delivery commitments – not designated	376	—	376
Credit risk contracts – not designated	106	—	106
Equity contracts – not designated	46	—	46

Total derivative liabilities	$29,834	—	$29,834

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
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

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheets to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
March 31, 2017
Derivative Assets
Interest rate contracts:
Designated	$603	$603	—	$—
Not designated	792	680	—	112
Equity contracts – not designated	46	46	—	—

Total	$1,441	$1,329	—	$112

Derivative Liabilities
Interest rate contracts:
Designated	$1,494	$1,494	—	$—
Not designated	13,966	13,208	—	758

Total	$15,460	$14,702	—	$758

December 31, 2016
Derivative Assets
Interest rate contracts:
Designated	$9,256	$843	$8,413	$—
Not designated	12,720	474	12,132	114
Equity contracts – not designated	61	61	—	—

Total	$22,037	$1,378	$20,545	$114

Derivative Liabilities
Interest rate contracts:
Designated	$1,171	$1,171	$—	$—
Not designated	34,046	15,490	17,651	905

Total	$35,217	$16,661	$17,651	$905

The following table presents the effect of certain derivative financial instruments on the income statement:

		Three Months Ended
		March 31,
(in thousands)	Income Statement Location	2017	2016
Interest Rate Contracts	Interest income - loans and leases	$506	$687
Interest Rate Contracts	Interest expense – short-term borrowings	148	150
Interest Rate Swaps	Other income	(219)	(41)
Credit Risk Contracts	Other income	19	(71)

10.	COMMITMENTS, CREDIT RISK AND CONTINGENCIES

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

Following is a summary of off-balance sheet credit risk information:

(in thousands)	March 31, 2017	December 31, 2016
Commitments to extend credit	$6,278,542	$4,424,834
Standby letters of credit	135,120	117,732

At March 31, 2017, funding of 69.5% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.

In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Note 8.

Other Legal Proceedings

In the ordinary course of business, we are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, we are subject to governmental and regulatory examinations, information-gathering requests, investigations and proceedings (both formal and informal). Such threatened claims, litigation, investigations, regulatory and administrative proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. In these instances, if we determine that we have meritorious defenses, we will engage in an aggressive defense. However, if management determines, in consultation with counsel, that settlement of a matter is in the best interest of our Company and our shareholders, we may do so. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, we do not believe that judgments, sanctions, settlements or orders, if any, that may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on our financial position or liquidity, although they could have a material effect on net income in a given period.

In view of the inherent unpredictability of outcomes in litigation and governmental and regulatory matters, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course, there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and governmental and regulatory matters, including a possible eventual loss, fine, penalty, business or adverse reputational impact, if any, associated with each such matter. In accordance with applicable accounting guidance, we establish accruals for litigation and governmental and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We will continue to monitor such matters for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. We believe that our accruals for legal proceedings are appropriate and, in the aggregate, are not material to the consolidated financial position, although future accruals could have a material effect on net income in a given period.

11.	STOCK INCENTIVE PLANS

Restricted Stock

We issue restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under our Incentive Compensation Plans (Plan). Beginning in 2014, we issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo Simulation valuation of our common stock as of the grant date.

We did not issue any performance-based restricted stock units during the first three months of 2017 or 2016. For performance-based restricted stock awards granted, the recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on our total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.

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

As of March 31, 2017, we had available up to 2,997,769 shares of common stock to issue under this Plan.

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

The following table summarizes the activity relating to restricted stock awards during the periods indicated:

	Three Months Ended March 31,
	2017		2016
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,836,363	$12.97	1,548,444	$12.85
Vested	(243,982)	11.83	(363,799)	12.07
Forfeited	(2,950)	13.00	(6,368)	12.79
Dividend reinvestment	12,253	14.54	10,870	11.50

Unvested awards outstanding at end of period	1,601,684	13.16	1,189,147	13.08

The following table provides certain information related to restricted stock awards:

(in thousands)	Three Months Ended March 31,
	2017	2016
Stock-based compensation expense	$1,760	$1,136
Tax benefit related to stock-based compensation expense	616	398
Fair value of awards vested	3,802	4,424

As of March 31, 2017, there was $8.3 million of unrecognized compensation cost related to unvested restricted stock awards, including $0.4 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of March 31, 2017 are as follows:

(dollars in thousands)	Service- Based Awards	Performance- Based Awards	Total
Unvested restricted stock awards	830,140	771,544	1,601,684
Unrecognized compensation expense	$3,784	$4,494	$8,278
Intrinsic value	$12,344	$11,473	$23,817
Weighted average remaining life (in years)	1.72	1.77	1.75

Stock Options

All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

The following table summarizes the activity relating to stock options during the periods indicated:

	Three Months Ended March 31,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	892,532	$8.95	435,340	$8.86
Assumed from acquisitions	207,645	8.92	1,707,036	7.83
Exercised	(131,792)	9.44	(24,806)	6.38
Forfeited	(49,281)	10.91	(92,650)	6.69

Options outstanding and exercisable at end of period	919,104	8.77	2,024,920	8.12

The intrinsic value of outstanding and exercisable stock options at March 31, 2017 was $6.0 million.

Warrants

In conjunction with our participation in the UST’s CPP, we issued to the UST a warrant to purchase up to 1,302,083 shares of our common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant was reduced in half to 651,042 shares on June 16, 2009, the date we completed a public offering. The warrant, which expires in 2019, was sold at auction by the UST and has an exercise price of $11.52 per share.

In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of our common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 392,475, with a resulting lower exercise price of $3.12 per share as of March 31, 2017. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.

In conjunction with the YDKN acquisition on March 11, 2017, the warrant issued by YDKN to the UST under the CPP has been converted into a warrant to purchase up to 207,320 shares of our common stock at an exercise price of $9.63 per share. The warrant, which was recorded at its fair value on March 11, 2017, was sold at auction by the UST and expires in 2019.

12.	RETIREMENT PLANS

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

	Three Months Ended
	March 31,
(in thousands)	2017	2016
401(k) contribution expense	$2,767	$2,462

FNB also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Additionally, we sponsor a qualified non-contributory defined benefit pension plan and two supplemental non-qualified retirement plans that have been frozen. The net periodic benefit credit for these plans includes the following components:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Service cost	$(4)	$(4)
Interest cost	1,477	1,544
Expected return on plan assets	(2,427)	(2,353)
Amortization:
Unrecognized prior service cost	2	2
Unrecognized loss	628	608

Net periodic pension credit	$(324)	$(203)

13.	OTHER COMPREHENSIVE INCOME

The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2017
Balance at beginning of period	$(18,222)	$5,254	$(48,401)	$(61,369)
Other comprehensive income before reclassifications	6,032	(1,022)	410	5,420
Amounts reclassified from AOCI	(787)	(233)	—	(1,020)

Net current period other comprehensive income	5,245	(1,255)	410	4,400

Balance at end of period	$(12,977)	$3,999	$(47,991)	$(56,969)

The amounts reclassified from AOCI related to securities available for sale are included in net securities gains on the consolidated income statements, while the amounts reclassified from AOCI related to derivative instruments are included in interest income on loans and leases on the consolidated income statements.

The tax (benefit) expense amounts reclassified from AOCI in connection with the securities available for sale and derivative instruments reclassifications are included in income taxes on the consolidated statements of income.

14.	EARNINGS PER COMMON SHARE

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2017	2016
Net income	$22,979	$26,132
Less: Preferred stock dividends	2,010	2,010

Net income available to common stockholders	$20,969	$24,122

Basic weighted average common shares outstanding	237,379,260	193,585,702
Net effect of dilutive stock options, warrants and restricted stock	1,875,389	1,292,220

Diluted weighted average common shares outstanding	239,254,649	194,877,922

Earnings per common share:
Basic	$0.09	$0.12

Diluted	$0.09	$0.12

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:

	Three Months Ended
	March 31,
	2017	2016
Average shares excluded from the diluted earnings per common share calculation	81,755	15,501

15.	CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

	Three Months Ended March 31,
	2017	2016
(in thousands)
Interest paid on deposits and other borrowings	$18,606	$13,794
Income taxes paid	—	—
Transfers of loans to other real estate owned	20,517	8,049
Financing of other real estate owned sold	—	62

16.	BUSINESS SEGMENTS

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

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2017
Interest income	$182,358	$—	$20	$9,902	$2,413	$194,693
Interest expense	18,865	—	—	922	2,154	21,941
Net interest income	163,493	—	20	8,980	259	172,752
Provision for credit losses	8,198	—	—	1,786	866	10,850
Non-interest income	41,384	9,549	4,325	710	(852)	55,116
Non-interest expense (1)	167,393	7,540	3,315	5,231	978	184,457
Amortization of intangibles	2,982	61	55	—	—	3,098
Income tax expense (benefit)	6,148	711	347	1,067	(1,789)	6,484
Net income (loss)	20,156	1,237	628	1,606	(648)	22,979
Total assets	30,007,404	22,130	20,514	184,006	(43,359)	30,190,695
Total intangibles	2,360,557	10,353	12,285	1,809	—	2,385,004

At or for the Three Months Ended March 31, 2016
Interest income	$143,978	$—	$22	$9,785	$1,969	$155,754
Interest expense	12,594	—	—	941	1,865	15,400
Net interest income	131,384	—	22	8,844	104	140,354
Provision for credit losses	9,917	—	—	1,526	325	11,768
Non-interest income	31,233	8,816	4,194	716	1,085	46,044
Non-interest expense (1)	118,048	7,089	3,301	5,204	357	133,999
Amortization of intangibles	2,441	65	143	—	—	2,649
Income tax expense (benefit)	10,117	605	275	1,112	(259)	11,850
Net income	22,094	1,057	497	1,718	766	26,132
Total assets	20,151,815	20,540	21,680	188,547	(58,058)	20,324,524
Total intangibles	1,062,079	10,383	12,779	1,809	—	1,087,050

(1)	Excludes amortization of intangibles, which is presented separately.

17.	FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consist of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2017, 99.5% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.5% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of March 31, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to the MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan.

Loans Held For Sale

Beginning in 2017, residential mortgage loans held for sale are carried at fair value under the FVO. Prior to 2017, residential mortgage loans held for sale were carried at the lower of cost or fair value accounting, under which, periodically, it may have been necessary to record non-recurring fair value adjustments. Fair value for residential mortgage loans held for sale, when recorded, is based on independent quoted market prices and is classified as Level 2.

SBA loans held for sale are carried under lower of cost or fair value accounting, for which, periodically, it may be necessary to record non-recurring fair value adjustments. Fair value for SBA loans held for sale, when recorded, is based on independent quoted market prices and is classified as Level 2.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$29,945	$—	$29,945
U.S. government-sponsored entities	—	395,206	—	395,206
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,643,014	—	1,643,014
Agency collateralized mortgage obligations	—	503,963	—	503,963
Non-agency collateralized mortgage obligations	—	2	—	2
Commercial mortgage-backed securities	—	419	—	419
States of the U.S. and political subdivisions	—	34,678	—	34,678
Other debt securities	—	9,547	12,047	21,594

Total debt securities available for sale	—	2,616,774	12,047	2,628,821

Equity securities available for sale:
Fixed income mutual fund	3,723	5,353	—	9,076
Financial services industry	—	760	—	760
Insurance services industry	158	—	—	158

Total equity securities available for sale	3,881	6,113	—	9,994

Total securities available for sale	3,881	2,622,887	12,047	2,638,815

Loans held for sale	—	11,121	—	11,121
Derivative financial instruments:
Trading	—	31,101	—	31,101
Not for trading	—	638	1,252	1,890

Total derivative financial instruments	—	31,739	1,252	32,991

Total assets measured at fair value on a recurring basis	$3,881	$2,665,747	$13,299	$2,682,927

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$27,832	—	$27,832
Not for trading	—	2,002	—	2,002

Total derivative financial instruments	—	29,834	—	29,834

Total liabilities measured at fair value on a recurring basis	—	$29,834	—	$29,834

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$29,953	$—	$29,953
U.S. government-sponsored entities	—	365,098	—	365,098
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,252,798	—	1,252,798
Agency collateralized mortgage obligations	—	535,974	—	535,974
Non-agency collateralized mortgage obligations	—	3	894	897
Commercial mortgage-backed securities	—	1,291	—	1,291
States of the U.S. and political subdivisions	—	35,849	—	35,849
Other debt securities	—	9,487	—	9,487

Total debt securities available for sale	—	2,230,453	894	2,231,347

Equity securities available for sale:
Financial services industry	—	—	492	492
Insurance services industry	148	—	—	148

Total equity securities available for sale	148	—	492	640

Total securities available for sale	148	2,230,453	1,386	2,231,987

Derivative financial instruments:
Trading	—	44,951	—	44,951
Not for trading	—	9,269	—	9,269

Total derivative financial instruments	—	54,220	—	54,220

Total assets measured at fair value on a recurring basis	$148	$2,284,673	$1,386	$2,286,207

Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	—	$45,973	—	$45,973
Not for trading	—	1,294	—	1,294

Total derivative financial instruments	—	47,267	—	47,267

Total liabilities measured at fair value on a recurring basis	—	$47,267	—	$47,267

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

(in thousands)	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2017
Balance at beginning of period	$—	$492	$894	$—	$1,386
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	4	—	4
Included in other comprehensive income	—	86	(6)	—	80
Accretion included in earnings	(1)	—	1	—	—
Purchases, issuances, sales and settlements:
Purchases	12,048	—	—	—	12,048
Issuances	—	—	—	—	—
Sales/redemptions	—	—	(874)	—	(874)
Settlements	—	—	(19)	—	(19)
Transfers from Level 3	—	(578)	—	—	(578)
Transfers into Level 3	—	—	—	1,252	1,252

Balance at end of period	$12,047	$—	$—	$1,252	$13,299

Year Ended December 31, 2016
Balance at beginning of period	$—	$439	$1,184	$—	$1,623
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	—	53	(7)	—	46
Accretion included in earnings	—	—	6	—	6
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	—	—	—	—	—
Settlements	—	—	(289)	—	(289)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$—	$492	$894	$—	$1,386

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. During the first three months of 2017, we acquired $12.0 million in other debt securities from YDKN that are measured at Level 3. During the first three months of 2017, we transferred equity securities totaling $0.6 million from Level 3 to Level 2. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2016.

For the three months ended March 31, 2017 and 2016, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the consolidated statements of income.

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

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2017
Impaired loans	—	$1,812	$6,953	$8,765
Other real estate owned	—	643	1,199	1,842

December 31, 2016
Impaired loans	—	$500	$5,883	$6,383
Other real estate owned	—	11,017	3,181	14,198

Substantially all of the fair value amounts in the table above were estimated at a date during the three months or twelve months ended March 31, 2017 and December 31, 2016, respectively. Consequently, the fair value information presented is not as of the period’s end.

Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2017 had a carrying amount of $15.7 million and an allocated allowance for credit losses of $7.2 million. The allocated allowance is based on fair value of $8.8 million less estimated costs to sell of $0.2 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $6.4 million, which was included in the provision for credit losses for the three months ended March 31, 2017.

OREO with a carrying amount of $2.0 million was written down to $1.6 million (fair value of $1.8 million less estimated costs to sell of $0.2 million), resulting in a loss of $0.4 million, which was included in earnings for the three months ended March 31, 2017.

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

Loan Servicing Rights. For both MSRs and SBA-servicing rights, both classified as Level 3 assets, fair value is determined using a discounted cash flow valuation method. These models use significant unobservable inputs including discount rates, prepayment rates and cost to service which have greater subjectivity due to the lack of observable market transactions.

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

The fair values of our financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2017
Financial Assets
Cash and cash equivalents	$450,383	$450,383	$450,383	$—	$—
Securities available for sale	2,638,815	2,638,815	3,881	2,622,887	12,047
Securities held to maturity	2,922,152	2,886,897	—	2,886,897	—
Net loans and leases (1)	20,092,138	19,823,712	—	11,121	19,812,591
Loan servicing rights	28,205	32,301	—	—	32,301
Derivative assets	32,991	32,991	—	31,739	1,252
Accrued interest receivable	77,638	77,638	77,638	—	—

Financial Liabilities
Deposits	21,326,272	21,298,707	17,446,603	3,852,104	—
Short-term borrowings	3,585,963	3,586,486	3,586,486	—	—
Long-term borrowings	696,206	688,209	—	—	688,209
Derivative liabilities	29,834	29,834	—	29,834	—
Accrued interest payable	10,947	10,947	10,947	—	—

December 31, 2016
Financial Assets
Cash and cash equivalents	$371,407	$371,407	$371,407	$—	$—
Securities available for sale	2,231,987	2,231,987	148	2,230,453	1,386
Securities held to maturity	2,337,342	2,294,777	—	2,293,091	1,686
Net loans and leases (1)	14,750,792	14,446,274	—	—	14,464,274
Loan servicing rights	13,521	17,546	—	—	17,546
Derivative assets	54,220	54,220	—	54,220	—
Accrued interest receivable	58,712	58,712	58,712	—	—

Financial Liabilities
Deposits	16,065,647	16,045,323	13,489,152	2,556,171	—
Short-term borrowings	2,503,010	2,503,277	2,503,277	—	—
Long-term borrowings	539,494	536,088	—	—	536,088
Derivative liabilities	47,267	47,267	—	47,267	—
Accrued interest payable	7,612	7,612	7,612	—	—

(1)	Includes loans held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of and highlights material changes to our financial condition and results of operations at and for the three-month periods ended March 31, 2017 and 2016. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017. Our results of operations for the three months ended March 31, 2017 are not necessarily indicative of results expected for the full year.

IMPORTANT CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report contains forward looking statements which may contain our expectations or predictions of future financial or business performance or conditions. Forward-looking statements, which do not describe historical or current facts, typically are identified by words such as, “believe”, “plan”, “expect”, “anticipate”, “intend”, “outlook”, “estimate”, “forecast”, “will”, “should”, “project”, “goal”, and other similar words and expressions. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. The forward-looking statements are intended to be subject to the safe harbor provided under Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995.

In addition to factors previously disclosed in our reports filed with the SEC, the following risk factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; changes in general economic, political or industry conditions; uncertainty in U.S. fiscal policy and monetary policy, including interest rate policies of the Federal Reserve Board (FRB); the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer acceptance of our products and services; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business initiatives; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with mergers, acquisitions and divestitures; the impact, extent and timing of technological changes, capital management activities, competitive pressures on product pricing and services; ability to keep pace with technological changes, including changes regarding maintaining cybersecurity; success, impact and timing of our business strategies, including market acceptance of any new products or services; and implementing our banking philosophy and strategies. Additional risks include the nature, extent, timing and results of governmental and regulatory actions, examinations, reviews, reforms, regulations and interpretations, including those related to the Dodd-Frank Wall Street Reform Act and Consumer Protection Act (Dodd-Frank Act) and Basel III regulatory or capital reforms (including Dodd-Frank Act stress testing protocols (DFAST)), as well as those involving the Office of the Comptroller of the Currency (OCC), FRB, Federal Deposit Insurance Corporation (FDIC), Financial Stability Oversight Council and Consumer Financial Protection Board; and other factors that may affect our future results. There is no assurance that any of the risks, uncertainties or risk factors identified herein is complete and actual results or events may differ materially from those expressed or implied in the forward-looking statements contained in this document.

Additional factors that could cause results to differ materially from those described above can be found in our Annual Report on Form 10-K for the year ended December 31, 2016, which is on file with the SEC and available in the “Investor Relations & Shareholder Services” section of our website, http://www.fnbcorporation.com, under the heading “Reports and Filings” and in other documents we file with the SEC.

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

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2016.

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS

We use non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, efficiency ratio, net interest margin and net interest margin, excluding purchase accounting impact to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.

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

FINANCIAL SUMMARY

We continue to grow organically and through our successful acquisition of YDKN, which closed on March 11, 2017. On the acquisition date, the estimated fair values of the acquired assets and assumed liabilities included $6.8 billion in assets, $5.1 billion in loans, and $5.2 billion in deposits. The acquisition was valued at $1.8 billion based on the acquisition date FNB common stock closing price of $15.97. Under the terms of the merger agreement, shareholders of YDKN received 2.16 shares of FNB common stock for each share of YDKN common stock.

Net income available to common stockholders for the first quarter of 2017 was $21.0 million or $0.09 per diluted share. Excluding the impact of merger-related items, operating earnings per diluted common share would have been $0.23. Revenue (net interest income plus non-interest income) of $227.9 million for the first quarter of 2017 reflects continued loan and deposit growth and strong performance from fee-based businesses.

Commercial loan growth during the first quarter of 2017 was largely driven by activity in the Pittsburgh, Baltimore and Cleveland metro markets. Potential commercial lending opportunities were strong, commensurate with the expanded geographic footprint, including new opportunities provided by the aforementioned YDKN acquisition.

Income Statement Highlights (First quarter of 2017 compared to first quarter of 2016)

•	Net income available to common stockholders was $21.0 million, compared to $24.1 million.

•	Operating net income available to common stockholders (non-GAAP) was $54.4 million, compared to $40.7 million.

•	Earnings per diluted common share was $0.09, compared to $0.12.

•	Operating earnings per diluted common share (non-GAAP) was $0.23, compared to $0.21.

•	Non-interest income was $55.1 million, compared to $46.0 million.

•	Net interest margin (non-GAAP) was 3.35%, compared to 3.40%.

•	Net interest margin, excluding purchase accounting impact (FTE) (non-GAAP) was 3.28%, compared to 3.33%.

•	Non-interest expense, excluding merger expenses, was $134.8 million, compared to $111.7 million.

•	The efficiency ratio (non-GAAP) was 57.2%, compared to 56.4%.

Balance Sheet Highlights (March 31, 2017 compared to December 31, 2016, unless otherwise indicated)

•	Total assets were $30.2 billion, compared to $21.8 billion.

•	Total stockholders’ equity was $4.4 billion, compared to $2.6 billion.

•	Average loans grew 22.3% for the first quarter of 2017, compared to the first quarter of 2016 through continued organic growth and the loans added through the METR and YDKN acquisitions.

•	Average deposits grew 20.7% for the first quarter of 2017, compared to the first quarter of 2016 through continued organic growth and the deposits added through the METR and YDKN acquisitions.

•	The ratio of loans to deposits was 94.6%, compared to 92.7%; YDKN contributed 112 basis points to the increase.

•	Asset quality was satisfactory with a delinquency ratio of 0.94% on the originated portfolio, compared to 1.04%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Net income available to common stockholders for the three months ended March 31, 2017 was $21.0 million or $0.09 per diluted common share, compared to net income available to common stockholders for the three months ended March 31, 2016 of $24.1 million or $0.12 per diluted common share. The first quarter of 2017 and 2016 included merger-related expense of $52.7 million and $24.9 million, respectively. The merger expenses in the first quarter of 2017 were primarily due to the YDKN acquisition that closed on March 11, 2017, while the merger expenses in the first quarter of 2016 related to the METR acquisition that closed on February 13, 2016 and the Fifth Third branch purchase that closed on April 22, 2016. Non-interest income increased $9.1 million and included $2.6 million in net securities gains related to the sale of certain acquired YDKN securities after the closing of the acquisition to align the portfolio with FNB’s investment profile. Quarterly average diluted common shares outstanding increased 44.4 million shares, or 22.8%, to 239.3 million shares for the first quarter of 2017, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares. The common shares outstanding at March 31, 2017 was 324.4 million shares.

Financial highlights are summarized below:

TABLE 1

	Three Months Ended
	March 31,		Dollar	Percent
(in thousands, except per share data)	2017	2016	Change	Change
Net interest income	$172,752	$140,354	$32,398	23.1%
Provision for credit losses	10,850	11,768	(918)	(7.8)%
Non-interest income	55,116	46,044	9,072	19.7%
Non-interest expense	187,555	136,648	50,907	37.3%
Income taxes	6,484	11,850	(5,366)	(45.3)%

Net income	22,979	26,132	(3,153)	(12.1)%
Less: Preferred stock dividends	2,010	2,010	—	—

Net income available to common stockholders	$20,969	$24,122	$(3,153)	(13.1)%

Earnings per common share – Basic	$0.09	$0.12	$(0.03)	(25.0)%
Earnings per common share – Diluted	0.09	0.12	(0.03)	(25.0)%
Cash dividends per common share	0.12	0.12	—	—

The following table presents selected financial ratios:

TABLE 2

	Three Months Ended March 31,
	2017	2016
Return on average equity	3.10%	4.51%
Return on average tangible common equity (non-GAAP)	6.14%	8.27%
Return on average assets	0.39%	0.56%
Return on average tangible assets (non-GAAP)	0.45%	0.62%

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

TABLE 3

	Three Months Ended March 31,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$85,663	$180	0.85%	$123,445	$117	0.38%
Federal funds sold	4,579	8	0.72	—	—	—
Taxable investment securities (1)	4,479,439	22,479	2.01	3,254,474	16,493	2.03
Tax-exempt investment securities (1)(2)	500,206	5,190	4.15	271,724	3,092	4.55
Loans held for sale	12,358	163	5.61	6,128	77	5.06
Loans and leases (2) (3)	16,190,470	170,195	4.26	13,242,792	138,438	4.20

Total interest-earning assets (2)	21,272,715	198,215	3.77	16,898,563	158,217	3.76

Cash and due from banks	294,739			248,949
Allowance for credit losses	(161,371)			(142,943)
Premises and equipment	273,908			191,543
Other assets	2,382,108			1,720,527

Total assets	$24,062,099			$18,916,639

Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$7,416,346	4,831	0.26	$6,116,380	3,456	0.23
Savings	2,412,798	521	0.09	2,053,764	364	0.07
Certificates and other time	2,889,129	6,388	0.90	2,576,387	5,666	0.88
Short-term borrowings	3,202,033	6,674	0.84	1,559,504	2,361	0.60
Long-term borrowings	534,762	3,527	2.68	648,490	3,553	2.20

Total interest-bearing liabilities	16,455,068	21,941	0.54	12,954,525	15,400	0.48

Non-interest-bearing demand	4,414,354			3,449,230
Other liabilities	184,824			183,169

Total liabilities	21,054,246			16,586,924
Stockholders’ equity	3,007,853			2,329,715

Total liabilities and stockholders’ equity	$24,062,099			$18,916,639

Excess of interest-earning assets over interest-bearing liabilities	$4,817,647			$3,944,038

Net interest income FTE (2)		176,274			142,817
Tax-equivalent adjustment		(3,522)			(2,463)

Net interest income		$172,752			$140,354

Net interest spread			3.23%			3.28%

Net interest margin (2)			3.35%			3.40%

(1)	The average balances and yields earned on securities are based on historical cost.
(2)	The interest income amounts are reflected on a FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on a FTE basis. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income

Net interest income, which is our principal source of revenue, is the difference between interest income from interest-earning assets and interest expense paid on interest-bearing liabilities. For the three months ended March 31, 2017, net interest income, which comprised 75.8% of revenue (net interest income plus non-interest income) compared to 75.3% for the same period in 2016, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income on a FTE basis (non-GAAP) increased $33.5 million or 23.4% from $142.8 million for the first quarter of 2016 to $176.3 million for the first quarter of 2017. Average interest earning assets of $21.3 billion increased $4.4 billion or 25.9% and average interest-bearing liabilities of $16.5 billion increased $3.5 billion or 27.0% from 2016 due to the acquisitions of YDKN and METR and Fifth Third branches, combined with organic growth in loans and deposits. Our net interest margin (non-GAAP) was 3.35% for the first quarter of 2017, compared to 3.40% for the same period of 2016, due to an extended low interest rate environment and competitive landscape for earning assets, partially offset by the purchase accounting impacts. The tax-equivalent adjustments (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.

The following table provides certain information regarding changes in net interest income on a FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2017, compared to the three months ended March 31, 2016:

TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$(45)	$108	$63
Federal funds sold	8	—	8
Securities (2)	8,781	(697)	8,084
Loans held for sale	77	9	86
Loans and leases (2)	30,028	1,729	31,757

Total interest income (2)	38,849	1,149	39,998

Interest Expense
Deposits:
Interest-bearing demand	765	610	1,375
Savings	138	19	157
Certificates and other time	639	83	722
Short-term borrowings	3,464	849	4,313
Long-term borrowings	(693)	667	(26)

Total interest expense	4,313	2,228	6,541

Net change (2)	$34,536	$(1,079)	$33,457

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on a FTE basis (non-GAAP) of $198.2 million for the first quarter of 2017, increased $40.0 million or 25.3% from the same quarter of 2016, primarily due to increased interest-earning assets, which was slightly offset by lower yields. During the first quarter of 2017 and 2016, we recognized $3.4 million and $2.8 million, respectively, in purchase accounting adjustments on acquired loans. The increase in interest-earning assets was primarily driven by a $2.9 billion or 22.3% increase in average loans and leases, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions and successful sales management, and includes $786.5 million or 5.6% of organic growth. Loans added at closing of the YDKN acquisition were $5.1 billion. Additionally, average securities increased $1.2 billion or 37.6%, primarily as a result of replacing the securities acquired from YDKN with new securities. The yield on average interest-earning assets (non-GAAP) increased 1 basis point from the first quarter of 2016 to 3.77% for the first quarter of 2017.

Interest expense of $21.9 million for the first quarter of 2017 increased $6.5 million or 42.5% from the same quarter of 2016 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and short-term borrowings increased over the same quarter of 2016. Average interest-bearing deposits increased $2.0 billion or 18.4%, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions and also includes $317.4 million or 2.1% of organic growth. Additionally, interest-bearing deposits added at closing of the YDKN acquisition were $3.8 billion. Average short-term borrowings increased $1.6 billion or 105.3%, primarily as a result of increases of $1.2 billion in short-term FHLB borrowings and $0.5 million in federal funds purchased. Average long-term borrowings decreased $113.7 million or 17.5%, primarily as a result of a decrease of $144.0 million in long-term FHLB advances, partially offset by increases of $16.5 million and $11.7 million in subordinated debt and junior subordinated debt. The rate paid on interest-bearing liabilities increased 6 basis points to 0.54% for the first quarter of 2017, due to changes in the funding mix as borrowings increased faster than deposits. Given the relatively low level of interest rates and the current rates paid on the various deposit products, we believe there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses

The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:

TABLE 5

	Three Months Ended
	March 31,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Provision for credit losses:
Originated	$11,336	$12,840	$(1,504)	(11.7)%
Acquired	(486)	(1,072)	586	(54.7)%

Total provision for credit losses	$10,850	$11,768	$(918)	(7.8)%

Net loan charge-offs:
Originated	$7,914	$5,905	$2,009	34.0%
Acquired	213	75	138	184.0%

Total net loan charge-offs	$8,127	$5,980	$2,147	35.9%

Net loan charge-offs (annualized) / total average loans and leases	0.20%	0.18%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.25%	0.21%

The provision for credit losses of $10.9 million during the first quarter of 2017 decreased $0.9 million from the same period of 2016, primarily due to a decrease of $1.5 million in the provision for the originated portfolio, which was attributable to positive upgrade activity within the commercial portfolio during the quarter. The provision for the originated portfolio was higher for the three months ended March 31, 2016 as a result of some credit migration within the commercial portfolio, primarily related to the energy and metals portfolios. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

The breakdown of non-interest income for the three months ended March 31, 2017 and 2016 is presented in the following table:

TABLE 6

	Three Months Ended
	March 31,		Dollar	Percent
(in thousands)	2017	2016	Change	Change
Service charges	$24,807	$21,134	$3,673	17.4%
Trust services	5,747	5,282	465	8.8%
Insurance commissions and fees	5,141	4,921	220	4.5%
Securities commissions and fees	3,623	3,374	249	7.4%
Capital markets income	3,847	2,849	998	35.0%
Mortgage banking operations	3,790	1,595	2,195	137.5%
Bank owned life insurance	2,153	2,095	58	2.8%
Net securities gains	2,625	71	2,554	n/m
Other	3,383	4,723	(1,340)	(28.4)%

Total non-interest income	$55,116	$46,044	$9,072	19.7%

n/m – not meaningful

Total non-interest income increased $9.1 million, to $55.1 million for the first quarter of 2017, a 19.7% increase from the same period of 2016. Following is a summary of the items making up non-interest income. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases relating to expanded operations due to the acquisition of METR and Fifth Third branches in the first half of 2016, with some impact from the acquisition of YDKN in late first quarter 2017.

Service charges on loans and deposits of $24.8 million for the first quarter of 2017 increased $3.7 million or 17.4% from the same period of 2016. The impact of the expanded customer base due to acquisitions, combined with organic growth in loans and deposit accounts, resulted in increases of $1.9 million or 15.2% in deposit-related service charges and $1.8 million or 20.6% in other service charges and fees over this same period.

Trust services of $5.7 million for the first quarter of 2017 increased $0.5 million or 8.8% from the same period of 2016, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $494.5 million or 13.2% to $4.2 billion from March 31, 2016 to March 31, 2017.

Capital markets income of $3.8 million for the first quarter of 2017 increased $1.0 million or 35.0% from the same period of 2016, primarily as a result of an increase of $0.9 million in the fees earned on interest rate swap activity with commercial loan customers, including those in the newly acquired markets in North and South Carolina. Our interest rate swap program allows commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk. Since inception, the interest rate swap program has added $1.8 billion of short-term, adjustable rate loans to our consolidated balance sheet and is a key strategy in the management of our interest rate risk position.

Mortgage banking operations income of $3.8 million for the first quarter of 2017 increased $2.2 million or 137.5% from the same period of 2016. This increase was primarily due to higher origination volume and successful cross-selling efforts generated from a strengthened mortgage management team and expanded market presence due to the recent acquisitions. During the first quarter of 2017, we sold $133.5 million of residential mortgage loans, a 44.7% increase compared to $92.3 million for the same period of 2016.

Net securities gains were $2.6 million for the first quarter of 2017. These gains primarily relate to the sale of certain acquired YDKN securities after the closing of the acquisition to align their portfolio with our investment profile.

Other non-interest income was $3.4 million and $4.7 million for the first quarter of 2017 and 2016, respectively. During the first quarter of 2017, we recorded $0.8 million more in dividends on non-marketable equity securities, $0.8 million more in gains from an equity investment and $0.4 million less in gains on sale of fixed assets and lease inventory. During the first quarter of 2016, we recognized a gain of $2.4 million relating to the redemption of $10.0 million of TPS originally issued by a company we previously acquired.

Non-Interest Expense

The breakdown of non-interest expense for the three months ended March 31, 2017 and 2016 is presented in the following table:

TABLE 7

	Three Months Ended
	March 31,		Dollar	Percent
(in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$73,578	$56,425	$17,153	30.4%
Net occupancy	11,349	9,266	2,083	22.5%
Equipment	9,630	8,556	1,074	12.5%
Amortization of intangibles	3,098	2,649	449	16.9%
Outside services	13,043	9,303	3,740	40.2%
FDIC insurance	5,387	3,968	1,419	37.5%
Supplies	2,196	2,654	(458)	(17.3)%
Bank shares and franchise taxes	2,980	2,617	363	13.9%
Merger-related	52,724	24,940	27,784	n/m
Other	13,570	16,270	(2,700)	(16.6)%

Total non-interest expense	$187,555	$136,648	$50,907	37.3%

Total non-interest expense of $187.6 million for the first quarter of 2017 increased $50.9 million, a 37.3% increase from the same period of 2016. Following is a summary of the items making up non-interest expense. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the increases relating to merger expenses and expanded operations due to the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.

Salaries and employee benefits of $73.6 million for the first quarter of 2017 increased $17.2 million or 30.4% from the same period of 2016, primarily due to employees added in conjunction with the aforementioned acquisitions, combined with merit increases and higher medical insurance costs in 2017.

Net occupancy and equipment expense of $21.0 million for the first quarter of 2017 increased $3.2 million or 17.7% from the same period of 2016, primarily due to acquisitions and our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with expanding regulatory requirements.

Amortization of intangibles expense of $3.1 million for the first quarter of 2017 increased $0.5 million or 16.9% from the first quarter of 2016, due to the additional core deposit intangibles added as a result of the acquisition of YDKN, METR and Fifth Third branches.

Outside services expense of $13.0 million for the first quarter of 2017 increased $3.7 million or 40.2% from the same period of 2016, primarily due to increases of $3.2 million in data processing services and $0.7 million in other outsourced services, such as reporting and monitoring, shredding, printing and filing. These increases were driven primarily by the aforementioned acquisitions.

FDIC insurance of $5.4 million for the first quarter of 2017 increased $1.4 million or 37.5% from the same period of 2016, primarily due to a higher assessment base resulting from merger and acquisition activity combined with a higher level of classified assets relating to the METR acquisition. Additionally, effective July 1, 2016, the FDIC assessment rate was increased to include a surcharge equal to 4.5 basis points on assets in excess of $10.0 billion.

Supplies expense of $2.2 million for the first quarter of 2017 decreased $0.5 million or 17.3% from the same period of 2016, primarily as a result of equipment related supplies now being reflected in equipment expense on the consolidated statements of income.

Bank shares and franchise taxes of $3.0 million for the first quarter of 2017 increased $0.4 million or 13.9% from the same period of 2016, primarily due to a higher assessment base resulting from enhanced capital levels at FNBPA in conjunction with the recent acquisitions.

During the first quarter of 2017, we recorded $52.7 million in merger-related expense, primarily associated with the YDKN acquisition. During the same period of 2016, we recorded $24.9 million in merger-related expense, primarily associated with the acquisitions of METR and Fifth Third branches. These expenses are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

The following table summarizes the composition of the merger-related expense for the three months ended March 31, 2017 and 2016:

TABLE 8

	Three Months Ended March 31,
(in thousands)	2017	2016
Professional services	$25,564	$7,126
Severance and other employee benefit costs	17,105	14,155
Charitable contributions	5,600	—
Data processing conversion costs	2,669	1,259
Marketing costs	1,000	930
Other expenses	786	1,470

Total merger-related expense	$52,724	$24,940

Other non-interest expense was $13.6 million and $16.3 million for the first quarter of 2017 and 2016, respectively. During the first quarter of 2017, we recorded $0.6 million more in expense relating to low income housing tax credits, $0.4 million less OREO expense and $0.5 million less loan-related expense. Additionally, during the first quarter of 2016, we incurred a $2.6 million impairment charge on other assets relating to low income housing projects.

Income Taxes

The following table presents information regarding income tax expense and certain tax rates:

TABLE 9

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Income tax expense	$6,484	$11,850
Effective tax rate	22.0%	31.2%
Statutory tax rate	35.0%	35.0%

Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The variance between the first quarter of 2017 compared to the first quarter of 2016 in income tax expense and effective tax rate primarily relates to the increase in and absolute level of merger expenses recognized in the first quarter of 2017.

FINANCIAL CONDITION

The following table presents condensed consolidated ending balance sheets:

TABLE 10

(dollars in thousands)	March 31, 2017	December 31, 2016	Dollar Change	Percent Change
Assets
Cash and cash equivalents	$450,383	$371,407	$78,976	21.3%
Securities	5,560,967	4,569,329	991,638	21.7%
Loans held for sale	75,270	11,908	63,362	532.1%
Loans and leases, net	20,016,868	14,738,884	5,277,984	35.8%
Goodwill and other intangibles	2,385,004	1,099,456	1,285,548	116.9%
Other assets	1,702,203	1,053,833	648,370	61.5%

Total Assets	$30,190,695	$21,844,817	$8,345,878	38.2%

Liabilities and Stockholders’ Equity

Deposits	$21,326,272	$16,065,647	$5,260,625	32.7%
Borrowings	4,282,169	3,042,504	1,239,665	40.7%
Other liabilities	226,459	165,049	61,410	37.2%

Total liabilities	25,834,900	19,273,200	6,561,700	34.0%
Stockholders’ equity	4,355,795	2,571,617	1,784,178	69.4%

Total Liabilities and Stockholders’ Equity	$30,190,695	$21,844,817	$8,345,878	38.2%

The March 31, 2017 balance sheet includes the YDKN acquisition mentioned previously.

Non-Performing Assets

Non-performing loans and OREO increased $37.1 million, from $118.4 million at December 31, 2016 to $155.5 million at March 31, 2017. This reflects increases of $15.9 million, $17.6 million and $3.6 million in non-accrual loans, OREO and TDRs, respectively. The increase in non-accrual loans is attributable to the migration of a few commercial borrowers in the commercial and industrial portfolio that operate largely within commodity-based industries that have faced pricing pressures. The increase in OREO is the result of properties acquired from YDKN. The increase in TDRs was primarily attributable to accounts acquired from YDKN that are considered non-performing totaling $3.9 million at March 31, 2017.

Following is a summary of total non-performing loans and leases, by class:

TABLE 11

(in thousands)	March 31, 2017	December 31, 2016	Dollar Change	Percent Change
Commercial real estate	$26,558	$21,225	$5,333	25.1%
Commercial and industrial	37,864	26,256	11,608	44.2%
Commercial leases	2,017	3,429	(1,412)	(41.2)%

Total commercial loans and leases	66,439	50,910	15,529	30.5%
Direct installment	16,279	14,952	1,327	8.9%
Residential mortgages	15,731	13,367	2,364	17.7%
Indirect installment	1,686	2,181	(495)	(22.7)%
Consumer lines of credit	4,243	3,497	746	21.3%
Other	1,000	1,000	—	—

Total non-performing loans and leases	$105,378	$85,907	$19,471	22.7%

Following is a summary of performing, non-performing and non-accrual TDRs, by class:

TABLE 12

(in thousands)	Performing	Non- Performing	Non- Accrual	Total
Originated
March 31, 2017
Commercial real estate	$109	$127	$3,593	$3,829
Commercial and industrial	—	1	896	897

Total commercial loans	109	128	4,489	4,726
Direct installment	10,851	8,518	2,017	21,386
Residential mortgages	4,530	9,683	1,426	15,639
Indirect installment	—	198	—	198
Consumer lines of credit	2,062	1,132	930	4,124

Total TDRs	$17,552	$19,659	$8,862	$46,073

December 31, 2016
Commercial real estate	$—	$162	$3,857	$4,019
Commercial and industrial	—	4	2,113	2,117

Total commercial loans	—	166	5,970	6,136
Direct installment	10,414	8,468	1,597	20,479
Residential mortgages	4,730	10,051	1,128	15,909
Indirect installment	—	198	2	200
Consumer lines of credit	1,961	1,369	338	3,668

Total TDRs	$17,105	$20,252	$9,035	$46,392

Acquired
March 31, 2017
Commercial real estate	$—	$1,976	$481	$2,457
Commercial and industrial	—	183	—	183

Total commercial loans	—	2,159	481	2,640
Direct installment	—	4	81	85
Residential mortgages	—	1,583	—	1,583
Indirect installment	—	—	—	—
Consumer lines of credit	272	583	—	855

Total TDRs	$272	$4,329	$562	$5,163

December 31, 2016
Commercial real estate	$—	$—	—	$—
Commercial and industrial	—	—	—	—

Total commercial loans	—	—	—	—
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	365	176	—	541

Total TDRs	$365	$176	—	$541

Allowance for Credit Losses

The allowance for credit losses of $160.8 million at March 31, 2017 increased $2.7 million or 1.7% from December 31, 2016, primarily in support of growth in originated loans and leases and normal credit migration. The provision for credit losses during the three months ended March 31, 2017 was $10.9 million, covering net charge-offs of $8.1 million, with the remainder primarily supporting strong organic loan and lease growth, and was somewhat offset by positive upgrade activity in the commercial portfolio and generally favorable credit quality performance in the consumer portfolio. The allowance for credit losses as a percentage of non-performing loans for our total portfolio decreased from 183.99% as of December 31, 2016 to 152.58% as of March 31, 2017, reflecting an increase in the level of non-performing loans relative to the increase in the allowance for credit losses during the three month period.

Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations.

TABLE 13

	At or For the Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Non-performing loans / total originated loans and leases	0.77%	0.66%	0.74%
Non-performing loans + OREO / total originated loans and leases + OREO	1.12%	0.91%	1.18%
Allowance for credit losses (originated loans) / total originated loans and leases	1.19%	1.20%	1.26%
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.25%	0.38%	0.21%

Deposits

Following is a summary of deposits:

TABLE 14

(in thousands)	March 31, 2017	December 31, 2016	Dollar Change	Percent Change
Non-interest-bearing demand	$5,537,679	$4,205,337	$1,332,342	31.7%
Interest-bearing demand	9,285,393	6,931,381	2,354,012	34.0%
Savings	2,623,531	2,352,434	271,097	11.5%
Certificates and other time deposits	3,879,669	2,576,495	1,303,174	50.6%

Total deposits	$21,326,272	$16,065,647	$5,260,625	32.7%

Total deposits increased from December 31, 2016 primarily as a result of the YDKN acquisition, combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings). Generating growth in relationship-based transaction deposits remains a key focus for us.

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

Capital management is a continuous process, with capital plans and stress testing for FNB and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. From time to time, we issue shares initially acquired by us as treasury stock under our various benefit plans. We may continue to grow through acquisitions, which can potentially impact our capital position. We may issue additional preferred or common stock in order to maintain our well-capitalized status. During 2016, we redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I, as these securities are no longer eligible for inclusion in tier 1 capital.

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

Our management believes that, as of March 31, 2017 and December 31, 2016, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

As of March 31, 2017, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital amounts and related ratios as of March 31, 2017 and December 31, 2016 for FNB and FNBPA:

TABLE 15

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
F.N.B. Corporation
Total capital	$2,571,515	11.5%	$2,240,678	10.0%	$2,072,627	9.3%
Tier 1 capital	2,098,821	9.4	1,792,543	8.0	1,624,492	7.3
Common equity tier 1	1,993,140	8.9	1,456,441	6.5	1,288,390	5.8
Leverage	2,098,821	9.6	1,088,557	5.0	870,845	4.0
Risk-weighted assets	22,406,783

FNBPA
Total capital	2,418,927	10.8	2,231,844	10.0	2,064,456	9.3
Tier 1 capital	2,258,291	10.1	1,785,475	8.0	1,618,087	7.3
Common equity tier 1	2,178,911	9.8	1,450,699	6.5	1,283,310	5.8
Leverage	2,258,291	10.5	1,079,694	5.0	863,755	4.0
Risk-weighted assets	22,318,442

December 31, 2016
F.N.B. Corporation
Total capital	$1,917,386	12.0%	$1,597,951	10.0%	$1,378,232	8.6%
Tier 1 capital	1,582,251	9.9	1,278,360	8.0	1,058,642	6.6
Common equity tier 1	1,475,369	9.2	1,038,668	6.5	818,950	5.1
Leverage	1,582,251	7.7	1,027,831	5.0	822,265	4.0
Risk-weighted assets	15,979,505

FNBPA
Total capital	1,768,561	11.1	1,588,989	10.0	1,370,503	8.6
Tier 1 capital	1,614,167	10.2	1,271,191	8.0	1,052,705	6.6
Common equity tier 1	1,534,167	9.7	1,032,843	6.5	814,357	5.1
Leverage	1,614,167	7.9	1,019,034	5.0	815,227	4.0
Risk-weighted assets	15,889,893

In accordance with Basel III standards, the implementation of capital requirements is transitional and phases-in from January 1, 2015 through January 1, 2019. The minimum capital requirements presented for each period above are based on the requirements that were in effect at that time.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2016 Annual Report on Form 10-K as filed with the SEC on February 23, 2017. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to us or across the financial services industry.

Enhanced Regulatory Capital Standards

Regulatory capital reform initiatives continue to be updated and released which may impose additional conditions and restrictions on our current business practices and capital strategies.

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

The final rule, which became effective for us on January 1, 2015, includes a phase-in period through January 1, 2019 for several provisions of the rule, including the new minimum capital ratio requirements and the capital conservation buffer.

As required by the Dodd-Frank Act, the FRB and OCC published final rules regarding DFAST rules. The DFAST rules require institutions, such as FNB and FNBPA, with average total consolidated assets greater than $10 billion, to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the DFAST rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The DFAST rules and guidance require increased involvement by boards of directors in the stress testing process and public disclosure of the results. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests commencing in 2014. The public disclosure of FNB’s stress testing results using data as of December 31, 2015 was in October 2016. Our capital ratios reflected in these stress test calculations exceeded the well-capitalized levels, even under the severely adverse scenario. This is an important factor considered by the FRB and OCC in evaluating the capital adequacy of FNB and FNBPA and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing FNB’s and FNBPA’s stress test results, the FRB and OCC will consider both quantitative and qualitative factors.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, FNB, through one of our subsidiaries, regularly issues subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. The parent’s cash position increased $5.4 million from $164.6 million at December 31, 2016 to $170.0 million at March 31, 2017, partially due to cash acquired from YDKN.

Management believes our cash levels are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand and was impacted by the YDKN acquisition. Management is evaluating several alternatives that would place the MCH in compliance with the internal limit.

The LCR and MCH ratios are presented in the following table:

TABLE 16

(dollars in thousands)	March 31, 2017	December 31, 2016	Internal limit
Liquidity coverage ratio (LCR)	1.8 times	2.3 times	> 1 time
Months of cash on hand (MCH)	10.2 months	14.9 months	> 12 months

Our liquidity position continues to be strong as evidenced by our ability to generate growth in relationship-based accounts. Total average deposits totaled $17.1 billion at March 31, 2017 and increased $2.9 billion, or 20.7%, year over year, due to the acquisition of YDKN, as well as organic growth. Average organic growth was $317.4 million or 2.1% annualized for the year over year period. Organic growth in low-cost transaction deposits for the first three months of 2017 was $426.2 million, or 3.4%, led by strong organic growth in average non-interest-bearing deposits of $442.0 million, or 12.1% annualized, slightly offset by declines in average savings and NOW of $15.8 million or 0.2% annualized. The strong organic growth in low-cost transaction deposits was partially offset by a decline in average time deposits of $108.8 million or 4.1% annualized for the period on an organic basis.

FNBPA had significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and multiple other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be utilized to meet funding needs. The ALCO Policy minimum guideline level for salable unpledged government and agency securities is 3.0%.

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:

TABLE 17

(dollars in thousands)	March 31, 2017	December 31, 2016
Unused wholesale credit availability	$6,558,336	$6,343,433
Unused wholesale credit availability as a % of FNBPA assets	21.9%	29.3%
Salable unpledged government and agency securities	$2,069,574	$1,451,157
Salable unpledged government and agency securities as a % of FNBPA assets	6.9%	6.7%

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2017 compares the difference between our cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The liquidity gap improved during the quarter as the twelve-month cumulative gap to total assets was (2.2)% and (3.3)% as of March 31, 2017 and December 31, 2016, respectively.

TABLE 18

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$528,112	$1,030,131	$1,197,696	$2,318,299	$5,074,238
Investments	134,661	145,676	244,997	529,396	1,054,730

	662,773	1,175,807	1,442,693	2,847,695	6,128,968

Liabilities
Non-maturity deposits	170,376	340,752	511,131	1,022,261	2,044,520
Time deposits	233,641	519,682	582,606	728,786	2,064,715
Borrowings	2,456,848	49,448	32,833	153,103	2,692,232

	2,860,865	909,882	1,126,570	1,904,150	6,801,467

Period Gap (Assets - Liabilities)	$(2,198,092)	$265,925	$316,123	$943,545	$(672,499)

Cumulative Gap	$(2,198,092)	$(1,932,167)	$(1,616,044)	$(672,499)

Cumulative Gap to Total Assets	(7.3)%	(6.4)%	(5.4)%	(2.2)%

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

The following repricing gap analysis as of March 31, 2017 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

TABLE 19

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$8,340,126	$1,103,797	$836,972	$1,562,431	$11,843,326
Investments	137,906	164,308	247,640	546,151	1,096,005

	8,478,032	1,268,105	1,084,612	2,108,582	12,939,331

Liabilities
Non-maturity deposits	6,012,816	—	—	—	6,012,816
Time deposits	334,413	521,101	579,825	722,512	2,157,851
Borrowings	2,934,414	473,549	14,236	115,908	3,538,107

	9,281,643	994,650	594,061	838,420	11,708,774

Off-balance sheet	(100,000)	355,000	—	—	255,000

Period Gap (assets – liabilities + off-balance sheet)	$(903,611)	$628,455	$490,551	$1,270,162	$1,485,557

Cumulative Gap	$(903,611)	$(275,156)	$215,395	$1,485,557

Cumulative Gap to Assets	(3.5)%	(1.1)%	(0.8)%	5.7%

The twelve-month cumulative repricing gap to total assets was 5.7% and 4.9% as of March 31, 2017 and December 31, 2016, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of March 31, 2017.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates:

TABLE 20

	March 31, 2017	December 31, 2016	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	4.8%	3.9%	n/a
+ 200 basis points	3.5%	2.8%	(5.0)%
+ 100 basis points	1.8%	1.5%	(5.0)%
- 100 basis points	(3.1)%	(4.0)%	(5.0)%

Economic value of equity:
+ 300 basis points	(2.9)%	(3.8)%	(25.0)%
+ 200 basis points	(1.6)%	(2.4)%	(15.0)%
+ 100 basis points	(0.3)%	(0.6)%	(10.0)%
- 100 basis points	(3.7)%	(4.3)%	(10.0)%

We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also model scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 3.3% at both March 31, 2017 and December 31, 2016.

Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. As expected, with the YDKN acquisition, total variable and adjustable-rate loans were 56.5% and 60.3% of total loans as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017, 79.5% of these loans, or 45.0% of total loans, are tied to the Prime and one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. We have managed the duration of our investment portfolio to be relatively short, resulting in a portfolio duration of 4.1 years and 3.9 years at March 31, 2017 and December 31, 2016, respectively. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of March 31, 2017, the commercial swaps totaled $1.8 billion of notional principal, with $203.1 million in notional swap principal originated during the first three months of 2017. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 9 in this Report.

We desired to remain modestly asset-sensitive during the first three months of 2017. A number of management actions and market occurrences resulted in an increase in the asset sensitivity of our interest rate risk position during the period. The increase was due to managements actions with the acquisition of YDKN in conjunction with timing of funding loan and investment growth as well as deposit activity. The primary drivers increasing asset sensitivity involved repositioning the acquired investments and FHLB advances portfolios. These actions were done in conjunction with normal activity which included growth in transaction deposits referred to earlier, an increase in the amount of adjustable loans repricing in twelve months or less, and terming out fixed borrowings.

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

We support our risk management process through a governance structure involving our Board of Directors and senior management. The joint Risk Committee of our Board of Directors and the FNBPA Board of Directors helps ensure that business decisions are executed within appropriate risk tolerances. The Risk Committee has oversight responsibilities with respect to the following:

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

As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Our Information and Cyber Security Department, which reports to the Chief Risk Officer, is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that our enterprise-wide risk management process is effective and enables the Board of Directors to:

•	assess the quality of the information we receive;

•	understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations and the risks that we face;

•	oversee and assess how senior management evaluates risk; and

•	assess appropriately the quality of our enterprise-wide risk management process.

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

Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, these measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP. Accordingly, we encourage readers to consider our Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included in the following tables.

TABLE 21

Operating Net Income Available to Common Stockholders

	Three Months Ended
	March 31,		Percent
(dollars in thousands)	2017	2016	Variance
Net income available to common stockholders	$20,969	$24,122	(13.1)%
Merger-related expense	52,724	24,940	n/m
Tax benefit of merger-related expense	(17,579)	(8,411)	n/m
Merger-related net securities gains	(2,609)	—	n/m
Tax expense of merger-related net securities gains	913	—	n/m

Operating net income available to common stockholders (non-GAAP)	$54,418	$40,651	33.9%

n/m - not meaningful

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

TABLE 22

Operating Earnings per Diluted Common Share

	Three Months Ended
	March 31,		Percent
	2017	2016	Variance
Net income per diluted common share	$0.09	$0.12	(25.0)%
Merger-related expense	0.22	0.13	n/m
Tax benefit of merger-related expense	(0.07)	(0.04)	n/m
Merger-related net securities gains	(0.01)	—	n/m
Tax expense of merger-related net securities gains	0.00	—	n/m

Operating earnings per diluted common share (non-GAAP)	$0.23	$0.21	9.5%

n/m - not meaningful

TABLE 23

Return on Average Tangible Common Equity

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net income available to common stockholders (annualized)	$85,042	$97,020
Amortization of intangibles, net of tax (annualized)	8,166	6,926

Tangible net income available to common stockholders (annualized)	$93,208	$103,946

Average total stockholders’ equity	$3,007,853	$2,329,715
Less: Average preferred stockholder equity	(106,882)	(106,882)
Less: Average intangibles (1)	(1,381,712)	(965,595)

Average tangible common equity	$1,519,259	$1,257,238

Return on average tangible common equity (non-GAAP)	6.14%	8.27%

(1)	Excludes loan servicing rights.

TABLE 24

Return on Average Tangible Assets

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net income (annualized)	$93,191	$105,101
Amortization of intangibles, net of tax (annualized)	8,166	6,926

Tangible net income (annualized)	$101,357	$112,027

Average total assets	$24,062,099	$18,916,639
Less: Average intangibles (1)	(1,381,712)	(965,595)

Average tangible assets	$22,680,387	$17,951,044

Return on average tangible assets (non-GAAP)	0.45%	0.62%

(1)	Excludes loan servicing rights.

TABLE 25

Tangible Book Value per Common Share

	March 31,
(in thousands, except per share data)	2017	2016
Total stockholders’ equity	$4,355,795	$2,518,021
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,356,800)	(1,077,809)

Tangible common equity	$1,892,113	$1,333,330

Ending common shares outstanding	322,906,763	209,733,291

Tangible book value per common share (non-GAAP)	$5.86	$6.36

(1)	Excludes loan servicing rights.

TABLE 26

Net Interest Margin, excluding purchase accounting impact

	Three Months Ended March 31,
	2017	2016
Net interest margin (FTE) (non-GAAP)	3.35%	3.40%
Purchase accounting impact	(0.07)%	(0.07)%

Net interest margin, excluding purchase accounting impact (FTE) (non-GAAP)	3.28%	3.33%

TABLE 27

Efficiency Ratio

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Non-interest expense	$187,555	$136,648
Less: Amortization of intangibles	(3,098)	(2,649)
Less: OREO expense	(983)	(1,409)
Less: Merger-related expense	(52,724)	(24,940)
Less: Impairment charge on other assets	—	(2,585)

Adjusted non-interest expense	$130,750	$105,065

Net interest income	$172,752	$140,354
Taxable equivalent adjustment	3,522	2,463
Non-interest income	55,116	46,044
Less: Net securities gains	(2,625)	(71)
Less: Gain on redemption of TPS	—	(2,422)

Adjusted net interest income (FTE) + non-interest income	$228,765	$186,368

Efficiency ratio (FTE) (non-GAAP)	57.15%	56.38%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in our 2016 Annual Report on Form 10-K as filed with the SEC on February 23, 2017.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. FNB’s management, with the participation of our principal executive and financial officers, evaluated our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. FNB’s management, including the CEO and the CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within FNB have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2017, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 9 of the Notes to the Consolidated Financial Statements, which portion is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS

For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016. See also Part I, Item 2 (Management’s Discussion and Analysis) of this Report.

Additionally, the risk factors below relate to the recently completed acquisition of YDKN and its wholly-owned subsidiary, Yadkin Bank, and are in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our loan portfolio could be affected by the on-going correction in the North Carolina and South Carolina real estate markets, including reduced levels of home sales and declines in the performance of loans.

There continues to be a general real estate slowdown in some of YDKN’s former market areas, reflecting declining prices and excess inventories. As a result, home builders and commercial developers have shown signs of financial deterioration for prolonged periods before recovery. A soft residential housing market, increased delinquency rates, and a weakened secondary credit market have affected the overall mortgage industry and have impacted in the past and could in the future adversely affect the builder finance division acquired from YDKN. We make credit and reserve decisions based on the current conditions of borrowers or projects combined with our expectations for the future. If conditions are worse than forecasted, we could experience higher charge-offs and delinquencies beyond that which is provided for in the allowance for loan losses. As such, our earnings could be adversely affected through higher than anticipated provisions for loan losses.

The SBA lending program is dependent upon the federal government, and we will have specific risks associated with originating SBA loans.

We are a SBA Preferred Lender, and as a result of the YDKN acquisition, we increased our participation in the SBA lending program, which is dependent upon the federal government. SBA Preferred Lenders enable their clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have an adverse effect on our business.

We plan to continue YDKN’s practice of selling the guaranteed portion of our SBA 7(a) loans in the secondary market. Those sales may earn premium income and/or create a stream of future servicing income. We have not previously operated a SBA lending program similar to YDKN’s. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When the guaranteed portion of our SBA 7(a) loans is sold, we will incur credit risk on the non-guaranteed portion of the loans. We also will share pro-rata with the SBA in any recoveries. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our results of operations. In certain situations, we may elect to repurchase previously sold portions of SBA 7(a) loans that are delinquent, which may result in higher levels of nonperforming loans.

Our decisions regarding the credit risk associated with YDKN’s loan portfolio could be incorrect and our credit mark may be inadequate, which may adversely affect our financial condition and results of operations.

Prior to the acquisition, we conducted extensive due diligence on a significant portion of the YDKN loan portfolio; however, our review did not encompass each and every loan in the YDKN loan portfolio. In accordance with customary industry practices, we evaluated the YDKN loan portfolio based on various factors including, among other things, historical loss experience, economic risks associated with each loan category, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, and general economic conditions, both local and national. In this process, our management made various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness and financial condition of the borrowers, the value of the real estate, which is obtained from independent appraisers, other assets serving as collateral for the repayment of the loans, the existence of any guarantees and indemnifications and the economic environment in which the borrowers operate. In addition, the effects of probable decreases in expected principal cash flows on the YDKN loans were considered as part of our evaluation. If our assumptions and judgments turn out to be incorrect, including as a result of the fact that our due diligence review did not cover each individual loan, our estimated credit mark against the YDKN loan portfolio in total may be insufficient to cover actual loan losses after the merger is completed, and adjustments may be necessary to allow for different economic conditions or adverse developments in the YDKN loan portfolio. Additionally, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the provision for loan losses. Material additions to the credit mark and/or allowance for loan losses would materially decrease our net income and would result in extra regulatory scrutiny and possibly supervisory action.

We may not be able to compete successfully in our new North Carolina and South Carolina markets.

We have no prior operating experience in the North Carolina and South Carolina markets, which is a more competitive market environment than our primary markets in Pennsylvania, Maryland and Ohio. Our success in these new markets will depend on a variety of factors, including our ability to successfully integrate the YDKN businesses with ours; our ability to retain and attract experienced personnel, build brand awareness, and retain existing customers as well as acquire new customers; the continued availability of desirable business opportunities and locations; and the competitive responses from other financial institutions in the new market areas. Unlike our previous acquisitions, the North Carolina and South Carolina markets are not geographically contiguous with our current market area, which could increase the difficulty of integrating the YDKN businesses with ours. Failure to compete successfully in these new market areas could have a material adverse effect on our business, financial condition and results of operations.

Hurricanes, excessive rainfall, droughts or other adverse weather events could negatively affect the local economies in the North Carolina and South Carolina markets, or disrupt our operations in those markets, which could have an adverse effect on our business or results of operations.

The economy of the coastal regions of North Carolina and South Carolina are affected, from time to time, by adverse weather events, particularly hurricanes. Upon completion of the YDKN acquisition, our market area will include the Outer Banks and other portions of coastal North Carolina. Agricultural interests are highly sensitive to excessive rainfall or droughts. We cannot predict whether, or to what extent damage caused by further weather conditions will affect our operations, customers or the economies in its North Carolina and South Carolina markets. Weather events could cause a disruption in our day-to-day business activities in branches located in coastal communities, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a hurricane does not cause any physical damage in our North Carolina and South Carolina market areas, a turbulent hurricane season could significantly affect the market value of all coastal property.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

4.1	Warrant to purchase up to 207,320 shares of common stock, dated May 4, 2017. (filed herewith).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	May 8, 2017	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 8, 2017	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 8, 2017	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)