Form 10-Q
period 2017-06-30
FNB CORP/PA/
filed 2017-08-04
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2017
Common Stock, $0.01 Par Value	323,227,563	Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share data

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$397,482	$303,526
Interest bearing deposits with banks	125,136	67,881
Cash and Cash Equivalents	522,618	371,407
Securities available for sale	2,593,455	2,231,987
Securities held to maturity (fair value of $3,059,223 and $2,294,777)	3,075,634	2,337,342
Loans held for sale (includes $121,941 and $0 measured at fair value) (1)	168,727	11,908
Loans and leases, net of unearned income of $60,250 and $52,723	20,533,298	14,896,943
Allowance for credit losses	(165,699)	(158,059)
Net Loans and Leases	20,367,599	14,738,884
Premises and equipment, net	335,297	243,956
Goodwill	2,244,972	1,032,129
Core deposit and other intangible assets, net	131,410	67,327
Bank owned life insurance	476,363	330,152
Other assets	837,651	479,725
Total Assets	$30,753,726	$21,844,817
Liabilities
Deposits:
Non-interest-bearing demand	$5,544,753	$4,205,337
Interest-bearing demand	9,221,408	6,931,381
Savings	2,562,259	2,352,434
Certificates and other time deposits	3,723,287	2,576,495
Total Deposits	21,051,707	16,065,647
Short-term borrowings	4,425,967	2,503,010
Long-term borrowings	656,883	539,494
Other liabilities	226,731	165,049
Total Liabilities	26,361,288	19,273,200
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 324,854,375 and 212,378,494 shares	3,250	2,125
Additional paid-in capital	4,024,576	2,234,366
Retained earnings	333,201	304,397
Accumulated other comprehensive loss	(56,383)	(61,369)
Treasury stock – 1,627,901 and 1,318,947 shares at cost	(19,088)	(14,784)
Total Stockholders’ Equity	4,392,438	2,571,617
Total Liabilities and Stockholders’ Equity	$30,753,726	$21,844,817

(1)	Amount represents loans for which we have elected the fair value option. See Note 17.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30, 2017
	2017	2016	2017	2016
Interest Income
Loans and leases, including fees	$221,091	$150,720	$389,720	$287,841
Securities:
Taxable	25,029	17,976	47,495	34,469
Tax-exempt	4,677	2,129	8,078	4,147
Dividends	76	9	85	14
Other	161	97	349	214
Total Interest Income	251,034	170,931	445,727	326,685
Interest Expense
Deposits	16,753	10,424	28,493	19,910
Short-term borrowings	10,959	2,559	17,633	4,920
Long-term borrowings	4,907	3,579	8,434	7,132
Total Interest Expense	32,619	16,562	54,560	31,962
Net Interest Income	218,415	154,369	391,167	294,723
Provision for credit losses	16,756	16,640	27,606	28,408
Net Interest Income After Provision for Credit Losses	201,659	137,729	363,561	266,315
Non-Interest Income
Service charges	33,389	25,804	58,196	46,938
Trust services	5,715	5,405	11,462	10,687
Insurance commissions and fees	4,347	4,105	9,488	9,026
Securities commissions and fees	3,887	3,622	7,510	6,996
Capital markets income	5,004	4,147	8,851	6,996
Mortgage banking operations	5,173	2,753	8,963	4,348
Bank owned life insurance	3,092	2,592	5,245	4,687
Net securities gains	493	226	3,118	297
Other	4,978	2,757	8,361	7,480
Total Non-Interest Income	66,078	51,411	121,194	97,455
Non-Interest Expense
Salaries and employee benefits	84,899	61,329	158,477	117,754
Net occupancy	14,060	10,193	25,409	19,459
Equipment	12,420	10,014	22,050	18,570
Amortization of intangibles	4,813	3,388	7,911	6,037
Outside services	13,483	9,825	26,526	19,128
FDIC insurance	9,376	5,103	14,763	9,071
Supplies	2,474	2,754	4,670	5,408
Bank shares and franchise taxes	2,742	2,913	5,722	5,530
Merger-related	1,354	10,551	54,078	35,491
Other	18,093	13,559	31,663	29,829
Total Non-Interest Expense	163,714	129,629	351,269	266,277
Income Before Income Taxes	104,023	59,511	133,486	97,493
Income taxes	29,617	18,211	36,101	30,061
Net Income	74,406	41,300	97,385	67,432
Preferred stock dividends	2,010	2,010	4,020	4,020
Net Income Available to Common Stockholders	$72,396	$39,290	$93,365	$63,412
Earnings per Common Share
Basic	$0.22	$0.19	$0.33	$0.31
Diluted	$0.22	$0.19	$0.33	$0.31
Cash Dividends per Common Share	$0.12	$0.12	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30, 2017
	2017	2016	2017	2016
Net income	$74,406	$41,300	$97,385	$67,432
Other comprehensive income:
Securities available for sale:
Unrealized gains arising during the period, net of tax expense of $403, $3,634, $3,779 and $11,353	720	6,750	6,739	21,085
Reclassification adjustment for (losses) gains included in net income, net of tax (benefit) expense of $(427), $79, $8 and $104	761	(147)	(14)	(193)
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(766), $834, $(1,341) and $2,527	(1,365)	1,548	(2,390)	4,693
Reclassification adjustment for (losses) gains included in net income, net of tax (benefit) expense of $(40), $191, $89 and $379	70	(355)	(159)	(704)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $224, $213, $452 and $427	400	396	810	793
Other comprehensive income	586	8,192	4,986	25,674
Comprehensive income	$74,992	$49,492	$102,371	$93,106
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands, except per share data
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2017	$106,882	$2,125	$2,234,366	$304,397	$(61,369)	$(14,784)	$2,571,617
Comprehensive income				97,385	4,986		102,371
Dividends declared:
Preferred stock				(4,020)			(4,020)
Common stock: $0.24/share				(64,561)			(64,561)
Issuance of common stock		9	4,039			(4,304)	(256)
Issuance of common stock - acquisitions		1,116	1,780,819				1,781,935
Assumption of warrant due to acquisition			1,394				1,394
Restricted stock compensation			3,958				3,958
Balance at June 30, 2017	$106,882	$3,250	$4,024,576	$333,201	$(56,383)	$(19,088)	$4,392,438
Balance at January 1, 2016	$106,882	$1,766	$1,808,210	$243,217	$(51,133)	$(12,760)	$2,096,182
Comprehensive income				67,432	25,674		93,106
Dividends declared:
Preferred stock				(4,020)			(4,020)
Common stock: $0.24/share				(50,708)			(50,708)
Issuance of common stock		9	5,284			(1,606)	3,687
Issuance of common stock - acquisitions		341	403,690				404,031
Restricted stock compensation			2,916				2,916
Tax benefit of stock-based compensation			143				143
Balance at June 30, 2016	$106,882	$2,116	$2,220,243	$255,921	$(25,459)	$(14,366)	$2,545,337
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$97,385	$67,432
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	36,392	25,892
Provision for credit losses	27,606	28,408
Deferred tax expense	21,226	11,539
Net securities gains	(3,118)	(297)
Tax benefit of stock-based compensation	(724)	(143)
Loans originated for sale	(519,973)	(266,597)
Loans sold	380,522	263,112
Gain on sale of loans	(4,716)	(3,797)
Net change in:
Interest receivable	(462)	(215)
Interest payable	58	(131)
Bank owned life insurance	(5,063)	(3,355)
Other, net	(114,988)	(21,916)
Net cash flows (used in) provided by operating activities	(85,855)	99,932
Investing Activities
Net change in loans and leases	(582,236)	(438,448)
Securities available for sale:
Purchases	(592,601)	(622,544)
Sales	755,866	615,199
Maturities	247,930	256,722
Securities held to maturity:
Purchases	(782,281)	(588,138)
Sales	1,574	—
Maturities	214,739	158,240
Purchase of bank owned life insurance	(5,805)	(16,579)
Increase in premises and equipment	(34,832)	(27,311)
Net cash received in business combinations	196,964	245,762
Net cash flows used in investing activities	(580,682)	(417,097)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	(45,049)	355,565
Time deposits	(143,154)	(79,850)
Short-term borrowings	1,126,769	9,114
Proceeds from issuance of long-term borrowings	77,223	28,168
Repayment of long-term borrowings	(133,162)	(37,942)
Net proceeds from issuance of common stock	3,702	6,603
Tax benefit of stock-based compensation	—	143
Cash dividends paid:
Preferred stock	(4,020)	(4,020)
Common stock	(64,561)	(50,708)
Net cash flows provided by financing activities	817,748	227,073
Net Increase (Decrease) in Cash and Cash Equivalents	151,211	(90,092)
Cash and cash equivalents at beginning of period	371,407	489,119
Cash and Cash Equivalents at End of Period	$522,618	$399,027
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017
NATURE OF OPERATIONS
F.N.B. Corporation (FNB), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in eight states. We hold a significant retail deposit market share in attractive markets including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of June 30, 2017, we had 423 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. We also operate Regency Finance Company (Regency), which had 76 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of June 30, 2017.
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
The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to the date of the June 30, 2017 balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).
Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results FNB expects for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in FNB’s Annual Report on Form 10-K filed with the SEC on February 23, 2017. The accounting policies presented below have been added or amended for newly material items or the adoption of new accounting standards.
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

Loans Held for Sale and Loan Commitments
Certain of our residential mortgage loans are originated for sale in the secondary mortgage loan market. Effective January 1, 2017, we made an automatic election to account for all future residential mortgage loans under the fair value option (FVO). The FVO election is intended to better reflect the underlying economics and better facilitate the economic hedging of the loans. The FVO is applied on an instrument by instrument basis and is an irrevocable election. Additionally, with the election of the FVO, fees and costs associated with the origination and acquisition of residential mortgage loans are expensed as incurred, rather than deferred. Changes in fair value under the FVO are recorded in mortgage banking operations non-interest income on the consolidated statements of income. Fair value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Prior to the FVO election, loans were generally sold at a premium or discount from the carrying amount of the loan which represented the lower of cost or fair value. Gain or loss on the sale of loans is recorded in mortgage banking operations non-interest income. Interest income on loans held for sale is recorded in interest income.
We routinely issue interest rate lock commitments for residential mortgage loans that we intend to sell. These interest rate lock commitments are considered derivatives. We also enter into loan sale commitments to sell these loans when funded to mitigate the risk that the market value of residential mortgage loans may decline between the time the rate commitment is issued to the customer and the time we sell the loan. These loan sale commitments are also derivatives. Both types of derivatives are recorded at fair value on the consolidated balance sheets with changes in fair value recorded in mortgage banking operations non-interest income.
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
Beginning in 2017, as permitted under the early adoption provisions of ASU 2017-4, we changed our impairment policy to record an impairment loss, if any, based on the excess of a reporting unit’s carrying amount over its fair value. This change in accounting principle will be applied prospectively. We believe this change in accounting policy is preferable as it reduces the cost and complexity of accounting for goodwill impairment.
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
Low Income Housing Tax Credit Partnerships
We invest in various affordable housing projects that qualify for low income housing tax credits (LIHTCs). The investments are recorded in other assets on the consolidated balance sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. Our net investment in LIHTCs was $15.9 million and $14.0 million at June 30, 2017 and December 31, 2016, respectively.
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
Because stock-based compensation expense is based on awards that are ultimately expected to vest, stock-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Beginning in 2017, with the adoption of ASU 2016-9, we elected to change our accounting policy to account for forfeitures as they occur. The estimate for forfeitures prior to adoption of ASU 2016-9 was immaterial to our consolidated financial statements. We believe this change in accounting policy reduces the cost and complexity of accounting for stock-based compensation and is preferable to estimating forfeitures at the time of grant.

2.	NEW ACCOUNTING STANDARDS
The following paragraphs summarize accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that we recently adopted or will be adopting in the future.
Stock Based Compensation
Accounting Standards Update (ASU or Update) 2017-09, Compensation - Stock Compensation: Scope of Modification Accounting, provides guidance about which changes to the terms and conditions of a share-based payment award requires the application of modification accounting. The Update is effective in the first quarter of 2018. Early adoption is permitted. The Update is to be applied prospectively and is not expected to have a material effect on our consolidated financial statements.
Securities
ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities which shortens the amortization period for the premium on certain purchased callable securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change. The Update is effective in the first quarter of 2019. Early adoption is permitted. The Update is to be applied using a modified retrospective transition method and is not expected to have a material effect on our consolidated financial statements.
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
Business Combinations
ASU 2017-01, Business Combinations (Topic 850): Clarifying the Definition of a Business, clarifies the definition of a business with the objective of providing guidance to assist in the evaluation of whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The Update is effective for the first quarter of 2018. Early adoption is permitted for transactions that occurred before the issuance date or effective date of the Update if the transactions were not reported in financial statements that have been issued or made available for issuance. We adopted this Update in 2017. This Update was applied prospectively and is not expected to have a material effect on our consolidated financial statements.
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
Credit Losses
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, commonly referred to as “CECL,” replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses for most financial assets measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. In addition, the Update will require the use of a modified available-for-sale debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities. The Update is effective the first quarter of 2020. Early adoption is permitted for fiscal years beginning after December 15, 2018. We continue to assess the potential impact to our consolidated financial statements. We are reviewing our business processes, information systems and controls to support recognition and disclosures under this Update. This review includes an assessment of our existing credit models and the financial statement disclosure requirements. The impact of this Update will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption.
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
We expect to adopt ASU 2014-09 in the first quarter of 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Our evaluation of ASU 2014-09 is ongoing and not complete. The FASB has issued, and may issue in the future, interpretative guidance which may cause our evaluation to change. Based on our evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of ASU 2014-09 because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes anticipated with the adoption of ASU 2014-09 will likely be similar to our current revenue recognition practices. We may continue to identify contracts with customers that are out-of-scope or with similar revenue recognition practices through the date of adoption. In addition, we are reviewing our business processes, systems and controls to support recognition and disclosures under the new standard. While we anticipate some changes to revenue recognition within trust, investment management fees and insurance commissions and fees, we have not yet completed our assessment of the potential impact to our consolidated financial statements upon adoption.
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
Yadkin Financial Corporation
On March 11, 2017, we completed our acquisition of Yadkin Financial Corporation (YDKN), a bank holding company based in Raleigh, North Carolina. YDKN’s banking affiliate, Yadkin Bank, was also merged into FNBPA on March 11, 2017. YDKN’s results of operations have been included in our consolidated statements of income since that date. The acquisition enabled us to enter the attractive North Carolina markets, including Raleigh, Charlotte and the Piedmont Triad, which is comprised of Winston-Salem, Greensboro and High Point. We also completed the core systems conversion activities during the first quarter.
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
The acquisition of YDKN constituted a business combination and has been accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. As of June 30, 2017, we continue to review information relating to events or circumstances existing at the acquisition date. Management anticipates that this review could result in adjustments to the preliminary acquisition date valuation amounts presented due to the complexity and time required by management and third-parties involved in the valuation of loans, core deposit intangibles, premises and equipment, and other real estate owned (OREO). Acquired loans and core deposit intangibles were recorded at provisional amounts based on our preliminary third party valuations. Acquired premises and equipment and OREO were recorded at provisional amounts, and are currently being valued in conjunction with third parties. The valuation of the acquired loans was not final prior to March 31, 2017. An estimate was recorded during the 2017 first quarter based on the results of a valuation exercise conducted and applied to the March 11, 2017 balance of loans acquired from YDKN.
During the second quarter of 2017, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities. Our third-party valuation firm provided revised valuations for loans based on the March 11, 2017 balances, which affected the valuation estimates. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans is not yet final. As a result of revising the loan valuation, the purchase accounting accretion and unfunded commitment amortization amounts are also subject to change. In addition, we have now received third-party valuations on acquired premises resulting in the revised fair values below. Based on the revised valuations and new information, we updated our estimated fair values of these items within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. There was no significant impact on the consolidated income statement for the three months ended June 30, 2017. The measurement period adjustments are reflected in the following table:

(in thousands)
Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
Loans and leases	Loans and leases, net	$5,116,497	$5,114,355	$(2,142)
Premises and equipment	Premises and equipment, net	95,208	72,202	(23,006)
Deferred taxes	Other assets	94,307	120,411	26,104
Other liabilities	Other liabilities	70,761	66,806	(3,955)
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
The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the YDKN acquisition occurred on January 1, 2016, unadjusted for potential cost savings and other business synergies we expect to receive as a result of the acquisition:

(dollars in thousands, except per share data)	FNB	YDKN	Pro Forma Adjustments	Pro Forma Combined
Six Months Ended June 30, 2017
Revenue (net interest income and non-interest income)	$491,462	$74,574	$(2,381)	$563,655
Net income	125,659	22,435	(2,498)	145,596
Net income available to common stockholders	121,605	22,435	(2,498)	141,542
Earnings per common share – basic	0.58	0.70	—	0.50
Earnings per common share – diluted	0.57	0.70	—	0.50
Six Months Ended June 30, 2016
Revenue (net interest income and non-interest income)	392,178	138,445	(2,645)	527,978
Net income	67,432	25,203	(3,931)	88,704
Net income available to common stockholders	63,412	25,203	(3,931)	84,684
Earnings per common share – basic	0.31	0.56	—	0.28
Earnings per common share – diluted	0.31	0.56	—	0.28
The pro forma adjustments reflect amortization and associated taxes related to the preliminary purchase accounting adjustments made to record various acquired items at fair value.
In connection with the YDKN acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related expenses, that were expensed as incurred, amounted to $53.7 million for the six months ended June 30, 2017. Contract terminations and severance costs comprised 31.3% and 25.7%, respectively, of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred issuance costs of $0.6 million which were charged to additional paid-in capital.
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
In connection with the METR acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related charges, that were expensed as incurred, amounted to $0.4 million for the six months ended June 30, 2017 and $31.0 million for the year ended December 31, 2016. Severance costs comprised 39.9% of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred issuance costs of $0.7 million which were charged to additional paid-in capital.
The following table summarizes the amounts recorded on the consolidated balance sheets as of each of the acquisition dates in conjunction with the acquisitions discussed above:

(in thousands)	YDKN	Fifth Third Branches	METR
Fair value of consideration paid	$1,783,294	$—	$404,242
Fair value of identifiable assets acquired:
Cash and cash equivalents	196,964	198,872	46,890
Securities	940,272	—	722,980
Loans	5,114,355	95,354	1,862,447
Core deposit and other intangible assets	69,555	4,129	24,163
Fixed and other assets	465,437	14,069	127,185
Total identifiable assets acquired	6,786,583	312,424	2,783,665
Fair value of liabilities assumed:
Deposits	5,176,915	302,529	2,328,238
Borrowings	969,385	—	227,539
Other liabilities	69,696	24,041	8,700
Total liabilities assumed	6,215,996	326,570	2,564,477
Fair value of net identifiable assets acquired	570,587	(14,146)	219,188
Goodwill recognized (1)	$1,212,707	$14,146	$185,054

(1)	All of the goodwill for these transactions has been recorded in the Community Banking Segment.

4.	SECURITIES
The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale (AFS):
June 30, 2017
U.S. Treasury	$29,942	$7	$—	$29,949
U.S. government-sponsored entities	382,668	518	(2,853)	380,333
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,672,304	3,116	(9,913)	1,665,507
Agency collateralized mortgage obligations	483,556	284	(9,373)	474,467
Non-agency collateralized mortgage obligations	2	—	—	2
Commercial mortgage-backed securities	315	—	—	315
States of the U.S. and political subdivisions	31,048	49	(27)	31,070
Other debt securities	9,878	39	(229)	9,688
Total debt securities	2,609,713	4,013	(22,395)	2,591,331
Equity securities	1,696	495	(67)	2,124
Total securities available for sale	$2,611,409	$4,508	$(22,462)	$2,593,455
December 31, 2016
U.S. Treasury	$29,874	$79	$—	$29,953
U.S. government-sponsored entities	367,604	864	(3,370)	365,098
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,267,535	2,257	(16,994)	1,252,798
Agency collateralized mortgage obligations	546,659	419	(11,104)	535,974
Non-agency collateralized mortgage obligations	891	6	—	897
Commercial mortgage-backed securities	1,292	—	(1)	1,291
States of the U.S. and political subdivisions	36,065	86	(302)	35,849
Other debt securities	9,828	94	(435)	9,487
Total debt securities	2,259,748	3,805	(32,206)	2,231,347
Equity securities	273	367	—	640
Total securities available for sale	$2,260,021	$4,172	$(32,206)	$2,231,987

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity (HTM):
June 30, 2017
U.S. Treasury	$500	$144	$—	$644
U.S. government-sponsored entities	247,537	327	(3,704)	244,160
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,238,720	8,047	(5,561)	1,241,206
Agency collateralized mortgage obligations	757,780	1,122	(14,066)	744,836
Commercial mortgage-backed securities	81,455	903	(279)	82,079
States of the U.S. and political subdivisions	749,642	8,560	(11,904)	746,298
Total securities held to maturity	$3,075,634	$19,103	$(35,514)	$3,059,223
December 31, 2016
U.S. Treasury	$500	$137	$—	$637
U.S. government-sponsored entities	272,645	348	(4,475)	268,518
Residential mortgage-backed securities:
Agency mortgage-backed securities	852,215	5,654	(8,645)	849,224
Agency collateralized mortgage obligations	743,148	447	(17,801)	725,794
Non-agency collateralized mortgage obligations	1,689	3	(6)	1,686
Commercial mortgage-backed securities	49,797	181	(226)	49,752
States of the U.S. and political subdivisions	417,348	1,456	(19,638)	399,166
Total securities held to maturity	$2,337,342	$8,226	$(50,791)	$2,294,777

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended June 30,		Six Months Ended June 30, 2017
(in thousands)	2017	2016	2017	2016
Gross gains	$611	$227	$4,011	$298
Gross losses	(118)	(1)	(893)	(1)
Net gains	$493	$226	$3,118	$297
As of June 30, 2017, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$105,257	$105,295	$612	$618
Due from one to five years	325,946	323,633	253,083	249,675
Due from five to ten years	19,367	19,317	68,554	69,711
Due after ten years	2,966	2,795	675,430	671,098
	453,536	451,040	997,679	991,102
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,672,304	1,665,507	1,238,720	1,241,206
Agency collateralized mortgage obligations	483,556	474,467	757,780	744,836
Non-agency collateralized mortgage obligations	2	2	—	—
Commercial mortgage-backed securities	315	315	81,455	82,079
Equity securities	1,696	2,124	—	—
Total securities	$2,611,409	$2,593,455	$3,075,634	$3,059,223

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:

(dollars in thousands)	June 30, 2017	December 31, 2016
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,058,009	$2,779,335
As collateral for short-term borrowings	299,651	322,038
Securities pledged as a percent of total securities	59.2%	67.9%

Following are summaries of the fair values and unrealized losses of temporarily impaired securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2017
U.S. government-sponsored entities	13	$237,159	$(2,853)	—	$—	$—	13	$237,159	$(2,853)
Residential mortgage-backed securities:
Agency mortgage-backed securities	57	1,185,412	(9,913)	—	—	—	57	1,185,412	(9,913)
Agency collateralized mortgage obligations	35	302,658	(5,864)	10	90,687	(3,509)	45	393,345	(9,373)
Non-agency collateralized mortgage obligations	1	2	—	—	—	—	1	2	—
Commercial mortgage-backed securities	1	315	—	—	—	—	1	315	—
States of the U.S. and political subdivisions	9	14,906	(19)	3	3,839	(8)	12	18,745	(27)
Other debt securities	—	—	—	3	4,680	(229)	3	4,680	(229)
Equity securities	3	1,219	(67)	—	—	—	3	1,219	(67)
Total temporarily impaired securities AFS	119	$1,741,671	$(18,716)	16	$99,206	$(3,746)	135	$1,840,877	$(22,462)
December 31, 2016
U.S. government-sponsored entities	11	$211,636	$(3,370)	—	$—	$—	11	$211,636	$(3,370)
Residential mortgage-backed securities:
Agency mortgage-backed securities	55	1,056,731	(16,994)	—	—	—	55	1,056,731	(16,994)
Agency collateralized mortgage obligations	26	346,662	(7,261)	9	89,040	(3,843)	35	435,702	(11,104)
Commercial mortgage-backed securities	1	1,291	(1)	—	—	—	1	1,291	(1)
States of the U.S. and political subdivisions	20	28,631	(302)	—	—	—	20	28,631	(302)
Other debt securities	—	—	—	3	4,470	(435)	3	4,470	(435)
Total temporarily impaired securities AFS	113	$1,644,951	$(27,928)	12	$93,510	$(4,278)	125	$1,738,461	$(32,206)

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Held to Maturity
June 30, 2017
U.S. government-sponsored entities	11	$201,295	$(3,704)	—	$—	$—	11	$201,295	$(3,704)
Residential mortgage-backed securities:
Agency mortgage-backed securities	37	668,448	(5,561)	—	—	—	37	668,448	(5,561)
Agency collateralized mortgage obligations	29	470,354	(11,451)	11	91,676	(2,615)	40	562,030	(14,066)
Commercial mortgage-backed securities	3	14,839	(52)	1	7,640	(227)	4	22,479	(279)
States of the U.S. and political subdivisions	58	176,763	(11,904)	—	—	—	58	176,763	(11,904)
Total temporarily impaired securities HTM	138	$1,531,699	$(32,672)	12	$99,316	$(2,842)	150	$1,631,015	$(35,514)
December 31, 2016
U.S. government-sponsored entities	10	$185,525	$(4,475)	—	$—	$—	10	$185,525	$(4,475)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	551,404	(8,645)	—	—	—	36	551,404	(8,645)
Agency collateralized mortgage obligations	29	516,237	(13,710)	12	112,690	(4,091)	41	628,927	(17,801)
Non-agency collateralized mortgage obligations	3	1,128	(6)	—	—	—	3	1,128	(6)
Commercial mortgage-backed securities	1	12,317	(10)	1	8,267	(216)	2	20,584	(226)
States of the U.S. and political subdivisions	94	247,301	(19,638)	—	—	—	94	247,301	(19,638)
Total temporarily impaired securities HTM	173	$1,513,912	$(46,484)	13	$120,957	$(4,307)	186	$1,634,869	$(50,791)
We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the six months ended June 30, 2017 or 2016.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $780.7 million as of June 30, 2017 is highly rated with an average entity-specific rating of AA and 100% of the portfolio rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 66.1% of the securities are from municipalities located throughout Pennsylvania, Ohio, Maryland, North Carolina and South Carolina. The average holding size of the securities in the municipal bond portfolio is $2.7 million. In addition to the strong stand-alone ratings, 62.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

5.	LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
June 30, 2017
Commercial real estate	$4,610,404	$4,212,525	$8,822,929
Commercial and industrial	3,035,005	875,922	3,910,927
Commercial leases	226,483	—	226,483
Total commercial loans and leases	7,871,892	5,088,447	12,960,339
Direct installment	1,764,096	185,883	1,949,979
Residential mortgages	1,683,383	746,460	2,429,843
Indirect installment	1,374,370	154	1,374,524
Consumer lines of credit	1,120,050	668,484	1,788,534
Other	30,079	—	30,079
Total loans and leases, net of unearned income	$13,843,870	$6,689,428	$20,533,298
December 31, 2016
Commercial real estate	$4,095,817	$1,339,345	$5,435,162
Commercial and industrial	2,711,886	330,895	3,042,781
Commercial leases	196,636	—	196,636
Total commercial loans and leases	7,004,339	1,670,240	8,674,579
Direct installment	1,765,257	79,142	1,844,399
Residential mortgages	1,446,776	397,798	1,844,574
Indirect installment	1,196,110	203	1,196,313
Consumer lines of credit	1,099,627	201,573	1,301,200
Other	35,878	—	35,878
Total loans and leases, net of unearned income	$12,547,987	$2,348,956	$14,896,943
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans;

•	Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity; and

•	Other is comprised primarily of credit cards, mezzanine loans and student loans.
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

The loans and leases portfolio also contains Regency consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky. Due to the relative size of the Regency consumer finance loan portfolio, these loans are not segregated from other consumer loans. The following table shows certain information relating to the Regency consumer finance loans:

(dollars in thousands)	June 30, 2017	December 31, 2016
Regency consumer finance loans	$175,605	$184,687
Percent of total loans and leases	0.9%	1.2%
The following table shows certain information relating to commercial real estate loans:

(dollars in thousands)	June 30, 2017	December 31, 2016
Commercial construction loans	$971,412	$459,995
Percent of total loans and leases	4.7%	3.1%
Commercial real estate:
Percent owner-occupied	36.4%	36.2%
Percent non-owner-occupied	63.6%	63.8%
Acquired Loans
All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1 of our 2016 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Accounted for under ASC 310-30:
Outstanding balance	$6,043,780	$2,346,687
Carrying amount	5,659,646	2,015,904
Accounted for under ASC 310-20:
Outstanding balance	1,051,656	342,015
Carrying amount	1,023,175	325,784
Total acquired loans:
Outstanding balance	7,095,436	2,688,702
Carrying amount	6,682,821	2,341,688
The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.
The carrying amount of purchased credit impaired loans included in the table above totaled $20.8 million at June 30, 2017 and $7.1 million at December 31, 2016, representing 0.3% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Six Months Ended June 30, 2017
(in thousands)	2017	2016
Balance at beginning of period	$467,070	$256,120
Acquisitions	444,715	308,311
Reduction due to unexpected early payoffs	(61,093)	(35,879)
Reclass from non-accretable difference	40,304	14,508
Disposals/transfers	(324)	(208)
Accretion	(100,628)	(49,646)
Balance at end of period	$790,044	$493,206
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
During the six months ended June 30, 2017, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $40.3 million from the non-accretable difference to accretable yield. This reclassification was $14.5 million for the six months ended June 30, 2016. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.
The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired loans with deteriorated credit quality) acquired from YDKN in 2017 based on the preliminary estimate of fair value as described in Note 3.

(in thousands)	Acquired Impaired Loans	Acquired Performing Loans	Total
Contractually required cash flows at acquisition	$46,053	$5,085,712	$5,131,765
Non-accretable difference (expected losses and foregone interest)	(23,924)	(406,173)	(430,097)
Cash flows expected to be collected at acquisition	22,129	4,679,539	4,701,668
Accretable yield	(3,266)	(441,449)	(444,715)
Fair value of acquired loans at acquisition	$18,863	$4,238,090	$4,256,953
In addition, loans purchased in the YDKN acquisition that were not subject to ASC 310-30 had the following balances at the date of acquisition: fair value of $778.4 million; unpaid principal balance of $791.3 million; and contractual cash flows not expected to be collected of $122.9 million.
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
Following is a summary of non-performing assets:

(dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual loans	$95,303	$65,479
Troubled debt restructurings	19,487	20,428
Total non-performing loans	114,790	85,907
Other real estate owned (OREO)	45,712	32,490
Total non-performing assets	$160,502	$118,397
Asset quality ratios:
Non-performing loans / total loans and leases	0.56%	0.58%
Non-performing loans + OREO / total loans and leases + OREO	0.78%	0.79%
Non-performing assets / of total assets	0.52%	0.54%
The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure totaled $4.9 million at June 30, 2017 and $5.3 million at December 31, 2016. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2017 and December 31, 2016 totaled $11.2 million and $12.0 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
June 30, 2017
Commercial real estate	$4,171	$1	$24,624	$28,796	$4,581,608	$4,610,404
Commercial and industrial	5,248	3	40,210	45,461	2,989,544	3,035,005
Commercial leases	1,302	—	1,507	2,809	223,674	226,483
Total commercial loans and leases	10,721	4	66,341	77,066	7,794,826	7,871,892
Direct installment	10,052	4,154	8,285	22,491	1,741,605	1,764,096
Residential mortgages	12,698	2,360	5,119	20,177	1,663,206	1,683,383
Indirect installment	7,174	465	1,744	9,383	1,364,987	1,374,370
Consumer lines of credit	2,527	1,183	2,162	5,872	1,114,178	1,120,050
Other	512	282	1,000	1,794	28,285	30,079
Total originated loans and leases	$43,684	$8,448	$84,651	$136,783	$13,707,087	$13,843,870
December 31, 2016
Commercial real estate	$8,452	$1	$20,114	$28,567	$4,067,250	$4,095,817
Commercial and industrial	16,019	3	24,141	40,163	2,671,723	2,711,886
Commercial leases	973	1	3,429	4,403	192,233	196,636
Total commercial loans and leases	25,444	5	47,684	73,133	6,931,206	7,004,339
Direct installment	10,573	4,386	6,484	21,443	1,743,814	1,765,257
Residential mortgages	10,594	3,014	3,316	16,924	1,429,852	1,446,776
Indirect installment	9,312	513	1,983	11,808	1,184,302	1,196,110
Consumer lines of credit	3,529	1,112	1,616	6,257	1,093,370	1,099,627
Other	398	83	1,000	1,481	34,397	35,878
Total originated loans and leases	$59,850	$9,113	$62,083	$131,046	$12,416,941	$12,547,987

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
June 30, 2017
Commercial real estate	$52,011	$37,196	$3,478	$92,685	$4,326,243	$(206,403)	$4,212,525
Commercial and industrial	5,552	6,222	6,676	18,450	913,794	(56,322)	875,922
Total commercial loans	57,563	43,418	10,154	111,135	5,240,037	(262,725)	5,088,447
Direct installment	2,086	1,888	—	3,974	180,278	1,631	185,883
Residential mortgages	18,141	12,384	—	30,525	758,511	(42,576)	746,460
Indirect installment	—	1	—	1	37	116	154
Consumer lines of credit	9,153	3,731	498	13,382	669,981	(14,879)	668,484
Total acquired loans	$86,943	$61,422	$10,652	$159,017	$6,848,844	$(318,433)	$6,689,428
December 31, 2016
Commercial real estate	$9,501	$23,890	$949	$34,340	$1,384,752	$(79,747)	$1,339,345
Commercial and industrial	1,789	2,942	2,111	6,842	353,494	(29,441)	330,895
Total commercial loans	11,290	26,832	3,060	41,182	1,738,246	(109,188)	1,670,240
Direct installment	2,317	1,344	—	3,661	73,479	2,002	79,142
Residential mortgages	8,428	10,816	—	19,244	416,561	(38,007)	397,798
Indirect installment	19	4	—	23	96	84	203
Consumer lines of credit	2,156	1,528	336	4,020	201,958	(4,405)	201,573
Total acquired loans	$24,210	$40,524	$3,396	$68,130	$2,430,340	$(149,514)	$2,348,956

(1)	Past due information for acquired loans is based on the contractual balance outstanding at June 30, 2017 and December 31, 2016.

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
The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
June 30, 2017
Commercial real estate	$4,418,459	$122,831	$68,911	$203	$4,610,404
Commercial and industrial	2,784,838	141,611	98,660	9,896	3,035,005
Commercial leases	221,434	3,611	1,438	—	226,483
Total originated commercial loans and leases	$7,424,731	$268,053	$169,009	$10,099	$7,871,892
December 31, 2016
Commercial real estate	$3,895,764	$130,452	$69,588	$13	$4,095,817
Commercial and industrial	2,475,955	104,652	128,089	3,190	2,711,886
Commercial leases	188,662	3,789	4,185	—	196,636
Total originated commercial loans and leases	$6,560,381	$238,893	$201,862	$3,203	$7,004,339
Acquired Loans
June 30, 2017
Commercial real estate	$3,589,248	$376,733	$246,299	$245	$4,212,525
Commercial and industrial	757,054	58,486	60,291	91	875,922
Total acquired commercial loans	$4,346,302	$435,219	$306,590	$336	$5,088,447
December 31, 2016
Commercial real estate	$1,144,676	$85,894	$108,128	$647	$1,339,345
Commercial and industrial	274,819	20,593	34,967	516	330,895
Total acquired commercial loans	$1,419,495	$106,487	$143,095	$1,163	$1,670,240
Credit quality information for acquired loans is based on the contractual balance outstanding at June 30, 2017 and December 31, 2016.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non- Performing	Total
Originated loans
June 30, 2017
Direct installment	$1,747,660	$16,436	$1,764,096
Residential mortgages	1,669,019	14,364	1,683,383
Indirect installment	1,372,414	1,956	1,374,370
Consumer lines of credit	1,116,714	3,336	1,120,050
Total originated consumer loans	$5,905,807	$36,092	$5,941,899
December 31, 2016
Direct installment	$1,750,305	$14,952	$1,765,257
Residential mortgages	1,433,409	13,367	1,446,776
Indirect installment	1,193,930	2,180	1,196,110
Consumer lines of credit	1,096,642	2,985	1,099,627
Total originated consumer loans	$5,474,286	$33,484	$5,507,770
Acquired loans
June 30, 2017
Direct installment	$185,883	$—	$185,883
Residential mortgages	746,460	—	746,460
Indirect installment	154	—	154
Consumer lines of credit	667,290	1,194	668,484
Total acquired consumer loans	$1,599,787	$1,194	$1,600,981
December 31, 2016
Direct installment	$79,142	$—	$79,142
Residential mortgages	397,798	—	397,798
Indirect installment	203	—	203
Consumer lines of credit	201,061	512	201,573
Total acquired consumer loans	$678,204	$512	$678,716
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

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Six Months Ended June 30, 2017
Commercial real estate	$28,900	$22,685	$1,834	$24,519	$203	$23,845
Commercial and industrial	46,200	13,038	26,631	39,669	9,909	37,011
Commercial leases	1,507	1,507	—	1,507	—	1,762
Total commercial loans and leases	76,607	37,230	28,465	65,695	10,112	62,618
Direct installment	18,651	16,436	—	16,436	—	16,273
Residential mortgages	15,515	14,364	—	14,364	—	14,357
Indirect installment	4,622	1,956	—	1,956	—	1,821
Consumer lines of credit	4,247	3,336	—	3,336	—	3,125
Other	1,000	1,000	—	1,000	—	1,000
Total	$120,642	$74,322	$28,465	$102,787	$10,112	$99,194
At or for the Year Ended December 31, 2016
Commercial real estate	$23,771	$19,699	$464	$20,163	$13	$19,217
Commercial and industrial	25,719	14,781	8,996	23,777	3,190	29,730
Commercial leases	3,429	3,429	—	3,429	—	3,394
Total commercial loans and leases	52,919	37,909	9,460	47,369	3,203	52,341
Direct installment	16,440	14,952	—	14,952	—	14,997
Residential mortgages	14,090	13,367	—	13,367	—	13,200
Indirect installment	5,172	2,180	—	2,180	—	2,037
Consumer lines of credit	3,858	2,985	—	2,985	—	2,813
Other	1,000	1,000	—	1,000	—	1,000
Total	$93,479	$72,393	$9,460	$81,853	$3,203	$86,388
Interest income continued to accrue on certain impaired loans and totaled approximately $2.6 million and $2.2 million for the six months ended June 30, 2017 and 2016, respectively. The above tables do not reflect the additional allowance for credit losses relating to acquired loans. Following is a summary of the allowance for credit losses required for acquired loans due to changes in credit quality subsequent to the acquisition date:

(in thousands)	June 30, 2017	December 31, 2016
Commercial real estate	$3,626	$4,538
Commercial and industrial	108	500
Total commercial loans	3,734	5,038
Direct installment	1,037	1,005
Residential mortgages	753	632
Indirect installment	221	221
Consumer lines of credit	862	372
Total allowance on acquired loans	$6,607	$7,268

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
Following is a summary of the payment status of TDRs:

(in thousands)	Originated	Acquired	Total
June 30, 2017
Accruing:
Performing	$18,113	$271	$18,384
Non-performing	18,791	696	19,487
Non-accrual	13,894	—	13,894
Total TDRs	$50,798	$967	$51,765
December 31, 2016
Accruing:
Performing	$17,105	$365	$17,470
Non-performing	20,252	176	20,428
Non-accrual	9,035	—	9,035
Total TDRs	$46,392	$541	$46,933
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the six months ended June 30, 2017, we returned to performing status $3.5 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.
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

(in thousands)	June 30, 2017	December 31, 2016
Specific reserves for commercial TDRs	$275	$291
Pooled reserves for individual loans under $500	257	276
All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $3.7 million at both June 30, 2017 and December 31, 2016. Upon default of an individual loan, our charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$463	$463	2	$595	$566
Commercial and industrial	2	4,038	4,204	2	3,542	4,204
Total commercial loans	3	4,501	4,667	4	4,137	4,770
Direct installment	162	1,448	1,301	333	2,951	2,688
Residential mortgages	9	405	345	16	570	497
Indirect installment	4	15	14	9	31	27
Consumer lines of credit	21	311	208	43	1,054	905
Total	199	$6,680	$6,535	405	$8,743	$8,887

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	4	$778	$749
Commercial and industrial	—	—	—	—	—	—
Total commercial loans	—	—	—	4	778	749
Direct installment	120	1,960	1,832	265	3,984	3,772
Residential mortgages	8	385	390	27	1,420	1,402
Indirect installment	2	6	6	5	17	17
Consumer lines of credit	17	302	298	36	481	473
Total	147	$2,653	$2,526	337	$6,680	$6,413
Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	2	312	3	326
Total commercial loans	2	312	3	326
Direct installment	31	134	55	146
Residential mortgages	1	80	4	264
Indirect installment	6	19	10	19
Consumer lines of credit	1	63	1	63
Total	41	$608	73	$818

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—
Total commercial loans	—	—	—	—
Direct installment	32	135	57	246
Residential mortgages	3	142	4	193
Indirect installment	2	8	6	8
Consumer lines of credit	1	55	2	65
Total	38	$340	69	$512

6.	ALLOWANCE FOR CREDIT LOSSES
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

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2017
Commercial real estate	$46,389	$(318)	$505	$187	$382	$46,958
Commercial and industrial	53,570	(7,736)	183	(7,553)	8,091	54,108
Commercial leases	3,513	(208)	3	(205)	814	4,122
Total commercial loans and leases	103,472	(8,262)	691	(7,571)	9,287	105,188
Direct installment	20,210	(3,245)	581	(2,664)	3,190	20,736
Residential mortgages	10,210	(182)	10	(172)	1,214	11,252
Indirect installment	9,630	(1,966)	614	(1,352)	2,296	10,574
Consumer lines of credit	8,883	(583)	150	(433)	1,054	9,504
Other	1,809	(821)	353	(468)	497	1,838
Total allowance on originated loans and leases	154,214	(15,059)	2,399	(12,660)	17,538	159,092
Purchased credit-impaired loans	660	(1)	—	(1)	(19)	640
Other acquired loans	5,908	(74)	896	822	(763)	5,967
Total allowance on acquired loans	6,568	(75)	896	821	(782)	6,607
Total allowance	$160,782	$(15,134)	$3,295	$(11,839)	$16,756	$165,699
Six Months Ended June 30, 2017
Commercial real estate	$46,635	$(1,306)	$866	$(440)	$763	$46,958
Commercial and industrial	47,991	(10,199)	657	(9,542)	15,659	54,108
Commercial leases	3,280	(714)	4	(710)	1,552	4,122
Total commercial loans and leases	97,906	(12,219)	1,527	(10,692)	17,974	105,188
Direct installment	21,391	(6,119)	1,209	(4,910)	4,255	20,736
Residential mortgages	10,082	(362)	171	(191)	1,361	11,252
Indirect installment	10,564	(4,336)	1,395	(2,941)	2,951	10,574
Consumer lines of credit	9,456	(1,041)	315	(726)	774	9,504
Other	1,392	(1,794)	680	(1,114)	1,560	1,838
Total allowance on originated loans and leases	150,791	(25,871)	5,297	(20,574)	28,875	159,092
Purchased credit-impaired loans	572	(1)	—	(1)	69	640
Other acquired loans	6,696	(556)	1,165	609	(1,338)	5,967
Total allowance on acquired loans	7,268	(557)	1,165	608	(1,269)	6,607
Total allowance	$158,059	$(26,428)	$6,462	$(19,966)	$27,606	$165,699

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2016
Commercial real estate	$43,898	$(666)	$1,109	$443	$87	$44,428
Commercial and industrial	47,863	(5,671)	190	(5,481)	9,093	51,475
Commercial leases	2,818	(603)	32	(571)	800	3,047
Total commercial loans and leases	94,579	(6,940)	1,331	(5,609)	9,980	98,950
Direct installment	20,725	(2,421)	454	(1,967)	2,785	21,543
Residential mortgages	7,810	(72)	38	(34)	634	8,410
Indirect installment	9,065	(1,763)	666	(1,097)	1,575	9,543
Consumer lines of credit	8,967	(528)	49	(479)	661	9,149
Other	1,074	(725)	26	(699)	749	1,124
Total allowance on originated loans and leases	142,220	(12,449)	2,564	(9,885)	16,384	148,719
Purchased credit-impaired loans	704	(239)	—	(239)	167	632
Other acquired loans	4,876	(226)	279	53	89	5,018
Total allowance on acquired loans	5,580	(465)	279	(186)	256	5,650
Total allowance	$147,800	$(12,914)	$2,843	$(10,071)	$16,640	$154,369
Six Months Ended June 30, 2016
Commercial real estate	$41,741	$(2,035)	$1,706	$(329)	$3,016	$44,428
Commercial and industrial	41,023	(5,969)	380	(5,589)	16,041	51,475
Commercial leases	2,541	(717)	46	(671)	1,177	3,047
Total commercial loans and leases	85,305	(8,721)	2,132	(6,589)	20,234	98,950
Direct installment	21,587	(5,088)	908	(4,180)	4,136	21,543
Residential mortgages	7,909	(157)	57	(100)	601	8,410
Indirect installment	9,889	(3,705)	928	(2,777)	2,431	9,543
Consumer lines of credit	9,582	(1,002)	105	(897)	464	9,149
Other	1,013	(1,279)	32	(1,247)	1,358	1,124
Total allowance on originated loans and leases	135,285	(19,952)	4,162	(15,790)	29,224	148,719
Purchased credit-impaired loans	834	(399)	—	(399)	197	632
Other acquired loans	5,893	(447)	585	138	(1,013)	5,018
Total allowance on acquired loans	6,727	(846)	585	(261)	(816)	5,650
Total allowance	$142,012	$(20,798)	$4,747	$(16,051)	$28,408	$154,369

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2017
Commercial real estate	$203	$46,755	$4,610,404	$15,350	$4,595,054
Commercial and industrial	9,909	44,199	3,035,005	36,638	2,998,367
Commercial leases	—	4,122	226,483	—	226,483
Total commercial loans and leases	10,112	95,076	7,871,892	51,988	7,819,904
Direct installment	—	20,736	1,764,096	—	1,764,096
Residential mortgages	—	11,252	1,683,383	—	1,683,383
Indirect installment	—	10,574	1,374,370	—	1,374,370
Consumer lines of credit	—	9,504	1,120,050	—	1,120,050
Other	—	1,838	30,079	—	30,079
Total	$10,112	$148,980	$13,843,870	$51,988	$13,791,882
December 31, 2016
Commercial real estate	$13	$46,622	$4,095,817	$12,973	$4,082,844
Commercial and industrial	3,190	44,801	2,711,886	21,746	2,690,140
Commercial leases	—	3,280	196,636	—	196,636
Total commercial loans and leases	3,203	94,703	7,004,339	34,719	6,969,620
Direct installment	—	21,391	1,765,257	—	1,765,257
Residential mortgages	—	10,082	1,446,776	—	1,446,776
Indirect installment	—	10,564	1,196,110	—	1,196,110
Consumer lines of credit	—	9,456	1,099,627	—	1,099,627
Other	—	1,392	35,878	—	35,878
Total	$3,203	$147,588	$12,547,987	$34,719	$12,513,268

7.	LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others was $2.8 billion and $1.8 billion as of June 30, 2017 and December 31, 2016, respectively.
Mortgage servicing fees, which include late fees and ancillary fees, are recorded in mortgage banking operations income in the consolidated statements of income, and totaled $3.6 million and $1.8 million, respectively, in the six months ended June 30, 2017 and 2016.

Following is a summary of the MSR activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$22,866	$9,240	$13,521	$8,921
Fair value of MSRs acquired	—	—	8,553	—
Additions	2,576	1,711	4,030	2,595
Payoffs and curtailments	(441)	(199)	(580)	(297)
Amortization	(557)	(449)	(1,080)	(916)
Balance at end of period	$24,444	$10,303	$24,444	$10,303
Fair value, beginning of period	$26,962	$11,538	$17,546	$11,503
Fair value, end of period	27,173	11,504	27,173	11,504

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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:

(dollars in thousands)	June 30, 2017	December 31, 2016
Weighted average life (months)	78.6	79.0
Constant prepayment rate (annualized)	10.2%	9.9%
Discount rate	9.8%	9.8%
Effect on fair value due to change in interest rates:
+0.25%	$1,406	$692
+0.50%	2,638	1,288
-0.25%	(1,585)	(789)
-0.50%	(3,241)	(1,680)
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
SBA-Guaranteed Loan Servicing
Beginning in March 2017, as a result of the YDKN acquisition, we retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was $313.4 million as of June 30, 2017. Servicing fees, which are recorded in service charges in the consolidated statements of income, totaled $1.1 million for the six months ended June 30, 2017.

Following is a summary of the activity in SBA servicing assets:

(in thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Balance at beginning of period	$5,339	$—
Fair value of servicing rights acquired	—	5,399
Additions	264	264
Amortization	(319)	(379)
Balance at end of period	$5,284	$5,284
Fair value, beginning of period	$5,399	$—
Fair value, end of period	5,299	$5,299
Following is a summary of key assumptions and the sensitivity of the SBA loan servicing rights to changes in these assumptions at June 30, 2017:

	June 30, 2017
		Decline in fair value due to
(dollars in thousands)	Actual	10% adverse change	20% adverse change
Weighted-average life (months)	68.0
Constant prepayment rate (annualized)	8.02%	$(140)	$(275)
Discount rate	13.27	(165)	(321)
The fair value of the SBA servicing assets is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We did not have a valuation allowance for SBA servicing assets as of June 30, 2017.

8.	BORROWINGS
Following is a summary of short-term borrowings:

(in thousands)	June 30, 2017	December 31, 2016
Securities sold under repurchase agreements	$270,216	$313,062
Federal Home Loan Bank advances	2,620,000	1,025,000
Federal funds purchased	1,402,000	1,037,000
Subordinated notes	133,751	127,948
Total short-term borrowings	$4,425,967	$2,503,010
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term borrowings:

(in thousands)	June 30, 2017	December 31, 2016
Federal Home Loan Bank advances	$300,086	$305,110
Subordinated notes	85,933	87,147
Junior subordinated debt	110,106	48,600
Other subordinated debt	160,758	98,637
Total long-term borrowings	$656,883	$539,494
Our banking affiliate has available credit with the FHLB of $7.8 billion of which $2.9 billion was utilized as of June 30, 2017. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.11% to 4.19% for the six months ended June 30, 2017 and 0.95% to 4.19% for the year ended December 31, 2016.
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
We record the distributions on the junior subordinated debt issued to the Trusts as interest expense. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debt. The TPS are eligible for redemption at any time at our discretion. Under capital guidelines effective January 1, 2016, the junior subordinated debt, net of our investments in the Trusts, is included in tier 2 capital. We have entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.
The following table provides information relating to the Trusts as of June 30, 2017:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date		Interest Rate and Rate Reset Factor
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/2036	2.90%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,454	10/18/2034	3.35%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25,000	774	20,739	12/15/2037	2.57%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25,000	774	21,692	9/30/2035	2.61%	LIBOR + 146 bps
American Community Capital Trust II	10,000	310	10,452	12/15/2033	3.95%	LIBOR + 280 bps
Crescent Financial Capital Trust I	8,000	248	8,604	10/7/2033	4.26%	LIBOR + 310 bps
Total	$115,500	$3,885	$110,106

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities:

	June 30, 2017			December 31, 2016
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$705,000	$862	$1,194	$450,000	$9,256	$1,171
Interest rate swaps – not designated	2,014,278	472	13,758	1,689,157	12,720	34,046
Equity contracts – not designated	1,180	26	—	1,180	61	—
Total subject to master netting arrangements	2,720,458	1,360	14,952	2,140,337	22,037	35,217
Not subject to master netting arrangements:
Interest rate swaps – not designated	2,014,278	36,762	10,393	1,689,157	32,170	11,866
Interest rate lock commitments – not designated	187,375	5,437	14	—	—	—
Forward delivery commitments – not designated	206,853	574	357	—	—	—
Credit risk contracts – not designated	207,566	26	115	174,538	13	123
Equity contracts – not designated	1,180	—	26	1,180	—	61
Total not subject to master netting arrangements	2,617,252	42,799	10,905	1,864,875	32,183	12,050
Total	$5,337,710	$44,159	$25,857	$4,005,212	$54,220	$47,267
On January 3, 2017, the Chicago Mercantile Exchange (CME) enacted a rule change which in effect results in the legal characterization of variation margin payments for certain derivative contracts as settlement of the derivatives mark-to-market exposure and not collateral. This rule change became effective for us in the first quarter of 2017. Accordingly, we have changed our reporting of certain derivatives to record variation margin on trades cleared through CME as settled where we had previously recorded cash collateral. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
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
Following is a summary of key data related to interest rate contracts:

(in thousands)	June 30, 2017	December 31, 2016
Notional amount	$705,000	$450,000
Fair value included in other assets	862	9,256
Fair value included in other liabilities	1,194	1,171
The following table shows amounts reclassified from accumulated other comprehensive income (AOCI) for the six months ended June 30, 2017:

(in thousands)	Total	Net of Tax
Reclassified from AOCI to interest income	$900	$585
Reclassified from AOCI to interest expense	652	424
As of June 30, 2017, the maximum length of time over which forecasted interest cash flows are hedged is 6 years. In the twelve months that follow June 30, 2017, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $4,000 ($3,000 net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2017.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the six months ended June 30, 2017 and 2016, there was no hedge ineffectiveness. Also, during the six months ended June 30, 2017 and 2016, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Following is a summary of key data related to interest rate swaps:

(in thousands)	June 30, 2017	December 31, 2016
Notional amount	$4,028,556	$3,378,314
Fair value included in other assets	37,234	44,890
Fair value included in other liabilities	24,151	45,912

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
Risk participation agreements sold with notional amounts totaling $145.4 million as of June 30, 2017 have remaining terms ranging from 5 months to 9 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $115,000 and $123,000 at June 30, 2017 and December 31, 2016, respectively. The fair values of risk participation agreements purchased and sold were not material at June 30, 2017 and December 31, 2016.
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $1.3 million and $1.1 million as of June 30, 2017 and December 31, 2016, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
June 30, 2017
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$862	$—	$862
Not designated	472	—	472
Equity contracts – not designated	26	—	26
Not subject to master netting arrangements:
Interest rate contracts – not designated	36,762	—	36,762
Interest rate lock commitments – not designated	5,437	—	5,437
Forward delivery commitments – not designated	574	—	574
Credit risk contracts – not designated	26	—	26
Total derivative assets	$44,159	$—	$44,159

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,194	$—	$1,194
Not designated	13,758	—	13,758
Not subject to master netting arrangements:
Interest rate contracts – not designated	10,393	—	10,393
Interest rate lock commitments – not designated	14	—	14
Forward delivery commitments – not designated	357	—	357
Credit risk contracts – not designated	115	—	115
Equity contracts – not designated	26	—	26
Total derivative liabilities	$25,857	$—	$25,857

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
December 31, 2016
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$9,256	$—	$9,256
Not designated	12,720	—	12,720
Equity contracts – not designated	61	—	61
Not subject to master netting arrangements:
Interest rate contracts – not designated	32,170	—	32,170
Credit contracts – not designated	13	—	13
Total derivative assets	$54,220	$—	$54,220

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,171	$—	$1,171
Not designated	34,046	—	34,046
Not subject to master netting arrangements:
Interest rate contracts – not designated	11,866	—	11,866
Credit contracts – not designated	123	—	123
Equity contracts – not designated	61	—	61
Total derivative liabilities	$47,267	$—	$47,267

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheets to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
June 30, 2017
Derivative Assets
Interest rate contracts:
Designated	$862	$862	$—	$—
Not designated	472	405	—	67
Equity contracts – not designated	26	26	—	—
Total	$1,360	$1,293	$—	$67

Derivative Liabilities
Interest rate contracts:
Designated	$1,194	$1,194	$—	$—
Not designated	13,758	12,418	—	1,340
Total	$14,952	$13,612	$—	$1,340

December 31, 2016
Derivative Assets
Interest rate contracts:
Designated	$9,256	$843	$8,413	$—
Not designated	12,720	474	12,132	114
Equity contracts – not designated	61	61	—	—
Total	$22,037	$1,378	$20,545	$114

Derivative Liabilities
Interest rate contracts:
Designated	$1,171	$1,171	$—	$—
Not designated	34,046	15,490	17,651	905
Total	$35,217	$16,661	$17,651	$905
The following table presents the effect of certain derivative financial instruments on the income statement:

		Six Months Ended June 30,
(in thousands)	Income Statement Location	2017	2016
Interest Rate Contracts	Interest income - loans and leases	$900	$1,368
Interest Rate Contracts	Interest expense – short-term borrowings	652	286
Interest Rate Swaps	Other income	(465)	(168)
Credit Risk Contracts	Other income	21	(234)

10.	COMMITMENTS, CREDIT RISK AND CONTINGENCIES
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
Following is a summary of off-balance sheet credit risk information:

(in thousands)	June 30, 2017	December 31, 2016
Commitments to extend credit	$6,326,459	$4,424,834
Standby letters of credit	134,951	117,732
At June 30, 2017, funding of 74.4% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
Restricted Stock
We issue restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under our Incentive Compensation Plans (Plan). Beginning in 2014, we issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo Simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield.
We issued 251,379 and 277,174 performance-based restricted stock units during the first six months of 2017 and 2016, respectively. For performance-based restricted stock awards granted, the recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on our total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.
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
The following table details our issuance of restricted stock awards and the aggregate weighted average grant date fair values under these plans for the years indicated. As of June 30, 2017, we had available up to 2,657,259 shares of common stock to issue under this Plan.

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Restricted stock awards	707,851	571,322
Weighted average grant date fair values	$10,398	$7,347
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
The following table summarizes the activity relating to restricted stock awards during the periods indicated:

	Six Months Ended June 30,
	2017		2016
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,836,363	$12.97	1,548,444	$12.85
Granted	707,851	14.69	571,322	12.86
Vested	(592,202)	12.84	(372,928)	12.10
Forfeited/expired	(14,679)	13.23	(20,230)	12.97
Dividend reinvestment	28,454	14.49	27,210	12.30
Unvested awards outstanding at end of period	1,965,787	13.65	1,753,818	13.01

The following table provides certain information related to restricted stock awards:

(in thousands)	Six Months Ended June 30,
	2017	2016
Stock-based compensation expense	$3,958	$2,916
Tax benefit related to stock-based compensation expense	1,385	1,021
Fair value of awards vested	8,013	4,542

As of June 30, 2017, there was $16.5 million of unrecognized compensation cost related to unvested restricted stock awards, including $0.9 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of June 30, 2017 are as follows:

(dollars in thousands)	Service- Based Awards	Performance- Based Awards	Total
Unvested restricted stock awards	1,069,132	896,655	1,965,787
Unrecognized compensation expense	$9,541	$6,957	$16,498
Intrinsic value	$15,139	$12,697	$27,836
Weighted average remaining life (in years)	2.41	2.17	2.30
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:

	Six Months Ended June 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	892,532	$8.95	435,340	$8.86
Assumed from acquisitions	207,645	8.92	1,707,036	7.83
Exercised	(155,597)	9.43	(287,787)	7.11
Forfeited/expired	(56,510)	11.17	(93,391)	6.73
Options outstanding and exercisable at end of period	888,070	8.72	1,761,198	8.26
The intrinsic value of outstanding and exercisable stock options at June 30, 2017 was $4.6 million.
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
In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of our common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 395,650, with a resulting lower exercise price of $3.09 per share as of June 30, 2017. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.
In conjunction with the YDKN acquisition on March 11, 2017, the warrant issued by YDKN to the UST under the CPP has been converted into a warrant to purchase up to 207,320 shares of our common stock at an exercise price of $9.63 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 208,250, with a resulting lower exercise price of $9.59 per share as of June 30, 2017. The warrant, which was recorded at its fair value on March 11, 2017, was sold at auction by the UST and expires in 2019.

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

	Six Months Ended June 30,
(in thousands)	2017	2016
401(k) contribution expense	$6,150	$4,705
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
Additionally, we sponsor a qualified non-contributory defined benefit pension plan and two supplemental non-qualified retirement plans that have been frozen. The net periodic benefit credit for these plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Service cost	$(4)	$(4)	$(8)	$(8)
Interest cost	1,477	1,544	2,954	3,088
Expected return on plan assets	(2,427)	(2,353)	(4,854)	(4,706)
Amortization:
Unrecognized prior service cost	2	2	4	4
Unrecognized loss	628	608	1,256	1,216
Net periodic pension credit	$(324)	$(203)	$(648)	$(406)

13.	OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2017
Balance at beginning of period	$(18,222)	$5,254	$(48,401)	$(61,369)
Other comprehensive income before reclassifications	6,739	(2,390)	810	5,159
Amounts reclassified from AOCI	(14)	(159)	—	(173)
Net current period other comprehensive income	6,725	(2,549)	810	4,986
Balance at end of period	$(11,497)	$2,705	$(47,591)	$(56,383)
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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$74,406	$41,300	$97,385	$67,432
Less: Preferred stock dividends	2,010	2,010	4,020	4,020
Net income available to common stockholders	$72,396	$39,290	$93,365	$63,412
Basic weighted average common shares outstanding	323,303,460	210,106,985	280,578,720	201,846,343
Net effect of dilutive stock options, warrants and restricted stock	1,564,299	1,568,464	1,706,762	1,425,062
Diluted weighted average common shares outstanding	324,867,759	211,675,449	282,285,482	203,271,405
Earnings per common share:
Basic	$0.22	$0.19	$0.33	$0.31
Diluted	$0.22	$0.19	$0.33	$0.31
The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average shares excluded from the diluted earnings per common share calculation	1,266	11,971	8,107	13,583

15.	CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:

	Six Months Ended June 30,
	2017	2016
(in thousands)
Interest paid on deposits and other borrowings	$51,611	$31,788
Income taxes paid	43,500	35,500
Transfers of loans to other real estate owned	22,451	10,389
Financing of other real estate owned sold	—	141

16.	BUSINESS SEGMENTS
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

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2017
Interest income	$241,917	$—	$19	$10,114	$(1,016)	$251,034
Interest expense	28,414	—	—	888	3,317	32,619
Net interest income	213,503	—	19	9,226	(4,333)	218,415
Provision for credit losses	14,738	—	—	2,018	—	16,756
Non-interest income	53,031	9,821	3,496	770	(1,040)	66,078
Non-interest expense (1)	141,441	7,987	3,456	5,288	729	158,901
Amortization of intangibles	4,694	65	54	—	—	4,813
Income tax expense (benefit)	30,200	651	10	1,073	(2,317)	29,617
Net income (loss)	75,461	1,118	(5)	1,617	(3,785)	74,406
Total assets	30,487,402	22,028	22,311	183,859	38,126	30,753,726
Total intangibles	2,352,054	10,288	12,231	1,809	—	2,376,382
At or for the Three Months Ended June 30, 2016
Interest income	$161,691	$—	$21	$10,126	$(907)	$170,931
Interest expense	13,767	—	—	930	1,865	16,562
Net interest income	147,924	—	21	9,196	(2,772)	154,369
Provision for credit losses	15,168	—	—	1,472	—	16,640
Non-interest income	39,137	9,183	3,268	754	(931)	51,411
Non-interest expense (1)	110,201	6,960	3,276	5,372	432	126,241
Amortization of intangibles	3,180	64	144	—	—	3,388
Income tax expense (benefit)	17,665	782	(41)	1,208	(1,403)	18,211
Net income	40,847	1,377	(90)	1,898	(2,732)	41,300
Total assets	20,989,188	20,044	22,732	196,603	(13,600)	21,214,967
Total intangibles	1,080,385	10,318	12,479	1,809	—	1,104,991
(1) Excludes amortization of intangibles, which is presented separately.

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2017
Interest income	$427,298	$—	$39	$20,016	$(1,626)	$445,727
Interest expense	47,279	—	—	1,810	5,471	54,560
Net interest income	380,019	—	39	18,206	(7,097)	391,167
Provision for credit losses	23,802	—	—	3,804	—	27,606
Non-interest income	93,748	19,370	7,821	1,480	(1,225)	121,194
Non-interest expense (1)	309,725	15,527	6,771	10,519	816	343,358
Amortization of intangibles	7,676	126	109	—	—	7,911
Income tax expense (benefit)	36,511	1,362	357	2,140	(4,269)	36,101
Net income (loss)	96,053	2,355	623	3,223	(4,869)	97,385
Total assets	30,487,402	22,028	22,311	183,859	38,126	30,753,726
Total intangibles	2,352,054	10,288	12,231	1,809	—	2,376,382
At or for the Six Months Ended June 30, 2016
Interest income	$308,275	$—	$43	$19,911	$(1,544)	$326,685
Interest expense	26,362	—	—	1,871	3,729	31,962
Net interest income	281,913	—	43	18,040	(5,273)	294,723
Provision for credit losses	25,410	—	—	2,998	—	28,408
Non-interest income	69,923	17,999	7,462	1,470	601	97,455
Non-interest expense (1)	228,536	14,049	6,577	10,576	502	260,240
Amortization of intangibles	5,621	129	287	—	—	6,037
Income tax expense (benefit)	28,282	1,387	234	2,320	(2,162)	30,061
Net income	63,987	2,434	407	3,616	(3,012)	67,432
Total assets	20,989,188	20,044	22,732	196,603	(13,600)	21,214,967
Total intangibles	1,080,385	10,318	12,479	1,809	—	1,104,991
(1) Excludes amortization of intangibles, which is presented separately.

17.	FAIR VALUE MEASUREMENTS
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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
Securities available for sale consist of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2017, 100.0% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of June 30, 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to the MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan.
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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$29,949	$—	$29,949
U.S. government-sponsored entities	—	380,333	—	380,333
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,665,507	—	1,665,507
Agency collateralized mortgage obligations	—	474,467	—	474,467
Non-agency collateralized mortgage obligations	—	2	—	2
Commercial mortgage-backed securities	—	315	—	315
States of the U.S. and political subdivisions	—	31,070	—	31,070
Other debt securities	—	9,688	—	9,688
Total debt securities available for sale	—	2,591,331	—	2,591,331
Equity securities available for sale:
Fixed income mutual fund	1,095	102	—	1,197
Financial services industry	—	767	—	767
Insurance services industry	160	—	—	160
Total equity securities available for sale	1,255	869	—	2,124
Total securities available for sale	1,255	2,592,200	—	2,593,455
Loans held for sale	—	121,941	—	121,941
Derivative financial instruments:
Trading	—	37,260	—	37,260
Not for trading	—	1,462	5,437	6,899
Total derivative financial instruments	—	38,722	5,437	44,159
Total assets measured at fair value on a recurring basis	$1,255	$2,752,863	$5,437	$2,759,555
Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	$—	$24,177	$—	$24,177
Not for trading	—	1,666	14	1,680
Total derivative financial instruments	—	25,843	14	25,857
Total liabilities measured at fair value on a recurring basis	$—	$25,843	$14	$25,857

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$29,953	$—	$29,953
U.S. government-sponsored entities	—	365,098	—	365,098
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,252,798	—	1,252,798
Agency collateralized mortgage obligations	—	535,974	—	535,974
Non-agency collateralized mortgage obligations	—	3	894	897
Commercial mortgage-backed securities	—	1,291	—	1,291
States of the U.S. and political subdivisions	—	35,849	—	35,849
Other debt securities	—	9,487	—	9,487
Total debt securities available for sale	—	2,230,453	894	2,231,347
Equity securities available for sale:
Financial services industry	—	—	492	492
Insurance services industry	148	—	—	148
Total equity securities available for sale	148	—	492	640
Total securities available for sale	148	2,230,453	1,386	2,231,987
Derivative financial instruments:
Trading	—	44,951	—	44,951
Not for trading	—	9,269	—	9,269
Total derivative financial instruments	—	54,220	—	54,220
Total assets measured at fair value on a recurring basis	$148	$2,284,673	$1,386	$2,286,207
Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	$—	$45,973	$—	$45,973
Not for trading	—	1,294	—	1,294
Total derivative financial instruments	—	47,267	—	47,267
Total liabilities measured at fair value on a recurring basis	$—	$47,267	$—	$47,267

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

(in thousands)	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2017
Balance at beginning of period	$—	$492	$894	$—	$1,386
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	4	—	4
Included in other comprehensive income	—	86	(6)	—	80
Accretion included in earnings	(1)	—	1	—	—
Purchases, issuances, sales and settlements:
Purchases	12,048	—	—	5,437	17,485
Issuances	—	—	—	—	—
Sales/redemptions	(12,047)	—	(874)	—	(12,921)
Settlements	—	—	(19)	(1,252)	(1,271)
Transfers from Level 3	—	(578)	—	—	(578)
Transfers into Level 3	—	—	—	1,252	1,252
Balance at end of period	$—	$—	$—	$5,437	$5,437
Year Ended December 31, 2016
Balance at beginning of period	$—	$439	$1,184	$—	$1,623
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	—	53	(7)	—	46
Accretion included in earnings	—	—	6	—	6
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	—	—	—	—	—
Settlements	—	—	(289)	—	(289)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Balance at end of period	$—	$492	$894	$—	$1,386
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. During the first quarter of 2017, we acquired $12.0 million in other debt securities from YDKN that are measured at Level 3. These securities were sold during the second quarter of 2017. During the first six months of 2017, we transferred equity securities totaling $0.6 million from Level 3 to Level 2, as a result of increased trading activity relating to these securities. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2016.
For the six months ended June 30, 2017 and 2016, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the consolidated statements of income.

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

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2017
Impaired loans	$—	$1,864	$16,744	$18,608
Other real estate owned	—	935	2,257	3,192
December 31, 2016
Impaired loans	$—	$500	$5,883	$6,383
Other real estate owned	—	11,017	3,181	14,198
Substantially all of the fair value amounts in the table above were estimated at a date during the six months or twelve months ended June 30, 2017 and December 31, 2016, respectively. Consequently, the fair value information presented is not as of the period’s end.
Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2017 had a carrying amount of $28.5 million and an allocated allowance for credit losses of $10.1 million. The allocated allowance is based on fair value of $18.6 million less estimated costs to sell of $0.2 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $7.6 million, which was included in the provision for credit losses for the six months ended June 30, 2017.
OREO with a carrying amount of $4.5 million was written down to $2.8 million (fair value of $3.2 million less estimated costs to sell of $0.4 million), resulting in a loss of $1.7 million, which was included in earnings for the six months ended June 30, 2017.
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

The fair values of our financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2017
Financial Assets
Cash and cash equivalents	$522,618	$522,618	$522,618	$—	$—
Securities available for sale	2,593,455	2,593,455	1,255	2,592,200	—
Securities held to maturity	3,075,634	3,059,223	—	3,059,223	—
Net loans and leases (1)	2,536,327	20,365,723	—	121,941	20,243,782
Loan servicing rights	29,728	32,457	—	—	32,457
Derivative assets	44,159	44,159	—	38,722	5,437
Accrued interest receivable	76,573	76,573	76,573	—	—
Financial Liabilities
Deposits	21,051,707	21,028,916	17,328,420	3,700,496	—
Short-term borrowings	4,425,967	4,426,483	4,426,483	—	—
Long-term borrowings	656,883	658,898	—	—	658,898
Derivative liabilities	25,857	25,857	—	25,843	14
Accrued interest payable	10,561	10,561	10,561	—	—
December 31, 2016
Financial Assets
Cash and cash equivalents	$371,407	$371,407	$371,407	$—	$—
Securities available for sale	2,231,987	2,231,987	148	2,230,453	1,386
Securities held to maturity	2,337,342	2,294,777	—	2,293,091	1,686
Net loans and leases (1)	14,750,792	14,464,274	—	—	14,464,274
Loan servicing rights	13,521	17,546	—	—	17,546
Derivative assets	54,220	54,220	—	54,220	—
Accrued interest receivable	58,712	58,712	58,712	—	—
Financial Liabilities
Deposits	16,065,647	16,045,323	13,489,152	2,556,171	—
Short-term borrowings	2,503,010	2,503,277	2,503,277	—	—
Long-term borrowings	539,494	536,088	—	—	536,088
Derivative liabilities	47,267	47,267	—	47,267	—
Accrued interest payable	7,612	7,612	7,612	—	—

(1)	Includes loans held for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis represents an overview of and highlights material changes to our financial condition and results of operations at and for the three- and six-month periods ended June 30, 2017 and 2016. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017. Our results of operations for the six months ended June 30, 2017 are not necessarily indicative of results expected for the full year.

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

CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2016.

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
We use non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, efficiency ratio and net interest margin to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported results prepared in accordance with GAAP. In the event of such a disclosure, the SEC's Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included later in this report under the heading “Non-GAAP Financial Measures and Key Performance Indicators.”
Management believes merger expenses are not organic costs to run our operations and facilities. These charges principally represent expenses to satisfy contractual obligations of the acquired entity without any useful benefit to us to convert and consolidate the entity’s records, systems and data onto our platforms and professional fees related to the transaction. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
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
Net income available to common stockholders for the second quarter of 2017 was $72.4 million or $0.22 per diluted share. Excluding the impact of merger-related expenses, operating earnings per diluted common share would have been $0.23. Revenue (net interest income plus non-interest income) of $284.5 million for the second quarter of 2017 reflects continued loan and deposit growth and strong performance from fee-based businesses.
Commercial loan growth during the second quarter of 2017 was largely driven by activity in the Pittsburgh, Baltimore and Cleveland metro markets. Potential commercial lending opportunities were strong, commensurate with the expanded geographic footprint, including new opportunities provided by the aforementioned YDKN acquisition.
Income Statement Highlights (Second quarter of 2017 compared to second quarter of 2016)

•	Net income available to common stockholders was $72.4 million, compared to $39.3 million.

•	Operating net income available to common stockholders (non-GAAP) was $73.3 million, compared to $46.1 million.

•	Earnings per diluted common share was $0.22, compared to $0.19.

•	Operating earnings per diluted common share (non-GAAP) was $0.23, compared to $0.22.

•	Net interest margin (FTE) (non-GAAP) was 3.42%, compared to 3.41%.

•	Non-interest income was $66.1 million, compared to $51.4 million.

•	Non-interest expense, excluding merger expenses, was $162.4 million, compared to $119.1 million.

•	The efficiency ratio (non-GAAP) was 54.3%, compared to 55.4%.
Balance Sheet Highlights (June 30, 2017 compared to December 31, 2016, unless otherwise indicated)

•	Total assets were $30.8 billion, compared to $21.8 billion.

•	Total stockholders’ equity was $4.4 billion, compared to $2.6 billion.

•	Average loans grew 41.9% for the second quarter of 2017, compared to the second quarter of 2016 through continued organic growth and the loans added through the YDKN acquisition.

•	Average deposits grew 35.1% for the second quarter of 2017, compared to the second quarter of 2016 through continued organic growth and the deposits added through the YDKN acquisition.

•	The ratio of loans to deposits was 97.5%, compared to 92.7%.

•	Asset quality was satisfactory with a delinquency ratio of 0.99% on the originated portfolio, compared to 1.04%.

RESULTS OF OPERATIONS
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
Net income available to common stockholders for the three months ended June 30, 2017 was $72.4 million or $0.22 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2016 of $39.3 million or $0.19 per diluted common share. The second quarter of 2017 and 2016 included merger-related expenses of $1.4 million and $10.6 million, respectively. The merger expenses in the second quarter of 2017 were primarily due to the YDKN acquisition that closed on March 11, 2017, while the merger expenses in the second quarter of 2016 related to the METR acquisition that closed on February 13, 2016 and the Fifth Third branch purchase that closed on April 22, 2016. Non-interest income increased $14.7 million and non-interest expense increased $34.1 million. Quarterly average diluted common shares outstanding increased 113.2 million shares, or 53.5%, to 324.9 million shares for the second quarter of 2017, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares. The common shares outstanding at June 30, 2017 were 323.2 million shares.

Financial highlights are summarized below:
TABLE 1

	Three Months Ended June 30,		Dollar	Percent
(in thousands, except per share data)	2017	2016	Change	Change
Net interest income	$218,415	$154,369	$64,046	41.5%
Provision for credit losses	16,756	16,640	116	0.7
Non-interest income	66,078	51,411	14,667	28.5
Non-interest expense	163,714	129,629	34,085	26.3
Income taxes	29,617	18,211	11,406	62.6
Net income	74,406	41,300	33,106	80.2
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$72,396	$39,290	$33,106	84.3%
Earnings per common share – Basic	$0.22	$0.19	$0.03	15.8%
Earnings per common share – Diluted	0.22	0.19	0.03	15.8
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios:
TABLE 2

	Three Months Ended June 30,
	2017	2016
Return on average equity	6.80%	6.56%
Return on average tangible common equity (non-GAAP)	15.69%	12.50%
Return on average assets	0.98%	0.80%
Return on average tangible assets (non-GAAP)	1.11%	0.89%

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 3

	Three Months Ended June 30, 2017
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$87,750	$161	0.74%	$109,432	$97	0.36%
Taxable investment securities (1)	4,923,492	25,130	2.04	3,728,873	17,977	1.93
Tax-exempt investment securities (1)(2)	683,465	7,128	4.17	297,228	3,266	4.40
Loans held for sale	93,312	1,702	8.70	15,734	191	4.86
Loans and leases (2)(3)	20,361,047	221,387	4.37	14,345,128	152,191	4.27
Total interest-earning assets (2)	26,149,066	255,508	3.92	18,496,395	173,722	3.77
Cash and due from banks	338,752			284,061
Allowance for credit losses	(165,888)			(150,487)
Premises and equipment	350,255			221,030
Other assets	3,692,460			1,929,414
Total assets	$30,364,645			$20,780,413
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,297,726	8,256	0.36	$6,744,744	4,051	0.24
Savings	2,592,726	641	0.10	2,292,185	465	0.08
Certificates and other time	3,798,714	7,856	0.83	2,676,851	5,908	0.89
Short-term borrowings	3,886,410	10,959	1.13	1,716,565	2,559	0.59
Long-term borrowings	680,414	4,907	2.89	657,059	3,579	2.19
Total interest-bearing liabilities	20,255,990	32,619	0.65	14,087,404	16,562	0.47
Non-interest-bearing demand	5,466,286			3,941,857
Other liabilities	255,931			218,926
Total liabilities	25,978,207			18,248,187
Stockholders’ equity	4,386,438			2,532,226
Total liabilities and stockholders’ equity	$30,364,645			$20,780,413
Excess of interest-earning assets over interest-bearing liabilities	$5,893,076			$4,408,991
Net interest income FTE (2)		222,889			157,160
Tax-equivalent adjustment		(4,474)			(2,791)
Net interest income		$218,415			$154,369
Net interest spread			3.27%			3.30%
Net interest margin (2)			3.42%			3.41%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income, which is our principal source of revenue, is the difference between interest income from interest-earning assets and interest expense paid on interest-bearing liabilities. For the three months ended June 30, 2017, net interest income, which comprised 76.8% of revenue (net interest income plus non-interest income) compared to 75.0% for the same period in 2016, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
Net interest income on an FTE basis (non-GAAP) increased $65.7 million or 41.8% from $157.2 million for the second quarter of 2016 to $222.9 million for the second quarter of 2017. Average interest-earning assets of $26.1 billion increased $7.7 billion or 41.4% and average interest-bearing liabilities of $20.3 billion increased $6.2 billion or 43.8% from 2016 due to the YDKN acquisition, combined with organic growth in loans and deposits. Our net interest margin (non-GAAP) was 3.42% for the second quarter of 2017, compared to 3.41% for the same period of 2016, reflecting two interest rate increases resulting from the FRB's Federal Open Market Committee meetings in 2017, partially offset by larger incremental purchase accounting impacts in the prior year. The tax-equivalent adjustments (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2017, compared to the three months ended June 30, 2016:
TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$(22)	$86	$64
Securities (2)	10,473	542	11,015
Loans held for sale	1,283	228	1,511
Loans and leases (2)	65,474	3,722	69,196
Total interest income (2)	77,208	4,578	81,786
Interest Expense
Deposits:
Interest-bearing demand	1,794	2,411	4,205
Savings	135	41	176
Certificates and other time	2,317	(369)	1,948
Short-term borrowings	5,560	2,840	8,400
Long-term borrowings	133	1,195	1,328
Total interest expense	9,939	6,118	16,057
Net change (2)	$67,269	$(1,540)	$65,729

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $255.5 million for the second quarter of 2017, increased $81.8 million or 47.1% from the same quarter of 2016, primarily due to increased interest-earning assets, which was slightly offset by lower yields. During the second quarter of 2017 and 2016, we recognized $1.6 million and $3.1 million, respectively, in incremental purchase accounting accretion and cash recoveries on acquired loans. The increase in interest-earning assets was primarily driven by a $6.0 billion or 41.9% increase in average loans and leases, which reflects the benefit of our expanded banking footprint resulting from the YDKN acquisition and successful sales management, and includes $951.0 million or 6.6% of organic loan growth resulting from strong origination volume. Loans added at closing of the YDKN acquisition were $5.1 billion. Additionally, average securities increased $1.6 billion or 39.3%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 15 basis points from the second quarter of 2016 to 3.92% for the second quarter of 2017.
Interest expense of $32.6 million for the second quarter of 2017 increased $16.1 million or 97.0% from the same quarter of 2016 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and short-term borrowings increased over the same quarter of 2016. Average interest-bearing deposits increased $4.0 billion or 33.9%, which reflects the benefit of our expanded banking footprint resulting from the YDKN acquisition. Additionally, interest-bearing deposits added at closing of the YDKN acquisition were $3.8 billion. Organic growth in average non-interest-bearing deposits and money market balances was mostly offset by planned declines in higher-cost brokered time deposits. Average short-term borrowings increased $2.2 billion or 126.4%, primarily as a result of increases of $1.7 billion in short-term FHLB borrowings and $471.9 million in federal funds purchased. Average long-term borrowings increased $23.4 million or 3.6%, primarily as a result of a decrease of $104.6 million in long-term FHLB advances, partially offset by increases of $62.4 million and $61.5 million in subordinated debt and junior subordinated debt assumed in the YDKN transaction. The rate paid on interest-bearing liabilities increased 18 basis points to 0.65% for the second quarter of 2017, due to changes in the funding mix as borrowings increased faster than deposits. Given the relatively low level of interest rates and the current rates paid on the various deposit products, we believe there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 5

	Three Months Ended June 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Provision for credit losses:
Originated	$17,538	$16,384	$1,154	7.0%
Acquired	(782)	256	(1,038)	(405.5)
Total provision for credit losses	$16,756	$16,640	$116	0.7%
Net loan charge-offs:
Originated	$12,660	$9,885	$2,775	28.1%
Acquired	(821)	186	(1,007)	(541.4)
Total net loan charge-offs	$11,839	$10,071	$1,768	17.6%
Net loan charge-offs (annualized) / total average loans and leases	0.23%	0.28%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.38%	0.35%
The provision for credit losses of $16.8 million during the second quarter of 2017 was consistent with the same period of 2016, primarily due to higher organic loan growth and higher net charge-offs during the current quarter as compared to the year ago period, though this was partially offset by a decrease in rated credits and some positive performance in a few commercial loan categories. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2017 and 2016 is presented in the following table:
TABLE 6

	Three Months Ended June 30,		Dollar	Percent
(in thousands)	2017	2016	Change	Change
Service charges	$33,389	$25,804	$7,585	29.4%
Trust services	5,715	5,405	310	5.7
Insurance commissions and fees	4,347	4,105	242	5.9
Securities commissions and fees	3,887	3,622	265	7.3
Capital markets income	5,004	4,147	857	20.7
Mortgage banking operations	5,173	2,753	2,420	87.9
Bank owned life insurance	3,092	2,592	500	19.3
Net securities gains	493	226	267	118.1
Other	4,978	2,757	2,221	80.6
Total non-interest income	$66,078	$51,411	$14,667	28.5%
n/m – not meaningful
Total non-interest income increased $14.7 million, to $66.1 million for the second quarter of 2017, a 28.5% increase from the same period of 2016. Following is a summary of the items making up non-interest income. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases relating to broad-based improvements in fee-related services and expanded opportunities from the YDKN acquisition.
Service charges on loans and deposits of $33.4 million for the second quarter of 2017 increased $7.6 million or 29.4% from the same period of 2016. The impact of the expanded customer base due to acquisitions, combined with organic growth in loans and deposit accounts, resulted in increases of $3.7 million or 24.5% in deposit-related service charges and $3.9 million or 36.5% in other service charges and fees over this same period.
Trust services of $5.7 million for the second quarter of 2017 increased $0.3 million or 5.7% from the same period of 2016, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $659.7 million or 17.7% from June 30, 2016 to $4.5 billion at June 30, 2017.
Capital markets income of $5.0 million for the second quarter of 2017 increased $0.9 million or 20.7% from the same period of 2016, primarily as a result of an increase of $3.4 million in the fees earned on interest rate swap activity with commercial loan customers. Our interest rate swap program allows commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk. The interest rate swap program adds short-term, adjustable rate loans to our consolidated balance sheet and is a key strategy in the management of our interest rate risk position.
Mortgage banking operations income of $5.2 million for the second quarter of 2017 increased $2.4 million or 87.9% from the same period of 2016. This increase was primarily due to the adoption of the fair value option in 2017, which added $1.2 million to the second quarter of 2017, $1.3 billion or 88.6% growth in the servicing portfolio and higher sold volume due to acquisitions and expansion into new markets. Sold loan margins have been lower in both retail and correspondent loans due to competitive pressure. During the second quarter of 2017, we sold $240.4 million of residential mortgage loans, a 44.8% increase compared to $166.0 million for the same period of 2016.
Other non-interest income was $5.0 million and $2.8 million for the second quarter of 2017 and 2016, respectively. During the second quarter of 2017, we recorded $1.7 million more in dividends on non-marketable equity securities and $1.0 million more in net gains on sale of fixed assets and lease inventory, partially offset by $0.2 million less in gains from an equity investment.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2017 and 2016 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		Dollar	Percent
(in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$84,899	$61,329	$23,570	38.4%
Net occupancy	14,060	10,193	3,867	37.9
Equipment	12,420	10,014	2,406	24.0
Amortization of intangibles	4,813	3,388	1,425	42.1
Outside services	13,483	9,825	3,658	37.2
FDIC insurance	9,376	5,103	4,273	83.7
Supplies	2,474	2,754	(280)	(10.2)
Bank shares and franchise taxes	2,742	2,913	(171)	(5.9)
Merger-related	1,354	10,551	(9,197)	(87.2)
Other	18,093	13,559	4,534	33.4
Total non-interest expense	$163,714	$129,629	$34,085	26.3%
Total non-interest expense of $163.7 million for the second quarter of 2017 increased $34.1 million, a 26.3% increase from the same period of 2016. Following is a summary of the items making up non-interest expense. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the increases relating to merger expenses and expanded operations due to the acquisition of YDKN in the first quarter of 2017.
Salaries and employee benefits of $84.9 million for the second quarter of 2017 increased $23.6 million or 38.4% from the same period of 2016, primarily due to employees added in conjunction with the aforementioned acquisition, combined with merit increases and higher medical insurance costs in 2017.
Net occupancy and equipment expense of $26.5 million for the second quarter of 2017 increased $6.3 million or 31.0% from the same period of 2016, primarily due to the YDKN acquisition.
Amortization of intangibles expense of $4.8 million for the second quarter of 2017 increased $1.4 million or 42.1% from the second quarter of 2016, due to the additional core deposit intangibles added as a result of the YDKN acquisition.
Outside services expense of $13.5 million for the second quarter of 2017 increased $3.7 million or 37.2% from the same period of 2016, primarily due to increases of $2.8 million in data processing services and $0.5 million in other outsourced services, such as reporting, monitoring, shredding, printing and filing. These increases were driven primarily by the aforementioned acquisition.
FDIC insurance of $9.4 million for the second quarter of 2017 increased $4.3 million or 83.7% from the same period of 2016, primarily due to a higher assessment base resulting from merger and acquisition activity combined with an increased rate due to YDKN's construction loan portfolio. Additionally, effective July 1, 2016, the FDIC assessment rate was increased to include a surcharge equal to 4.5 basis points on assets in excess of $10.0 billion.
Supplies expense of $2.5 million for the second quarter of 2017 decreased $0.3 million or 10.2% from the same period of 2016, primarily as a result of equipment related supplies now being reflected in equipment expense on the consolidated statements of income.
During the second quarter of 2017, we recorded $1.4 million in merger-related expense, primarily associated with the YDKN acquisition. During the same period of 2016, we recorded $10.6 million in merger-related expense, primarily associated with the acquisitions of METR and Fifth Third branches. These expenses are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

The following table summarizes the composition of the merger-related expense for the three months ended June 30, 2017 and 2016:
TABLE 8

	Three Months Ended June 30,
(in thousands)	2017	2016
Professional services	$(1,534)	$9,163
Severance and other employee benefit costs	463	518
Charitable contributions	—	1,115
Data processing conversion costs	1,268	483
Marketing costs	526	172
Other expenses	631	(900)
Total merger-related expense	$1,354	$10,551
For the three months ended June 30, 2017, the $1.5 million reduction in professional services merger-related expenses resulted from vendor expense reimbursements.
Other non-interest expense was $18.1 million and $13.6 million for the second quarter of 2017 and 2016, respectively. During the second quarter of 2017, we recorded $1.0 million more in miscellaneous losses, $0.7 million more in business development expense and $0.7 million more in expense relating to low-income housing tax credits.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 9

	Three Months Ended June 30,
(dollars in thousands)	2017	2016
Income tax expense	$29,617	$18,211
Effective tax rate	28.5%	30.6%
Statutory tax rate	35.0%	35.0%
Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The variance between the second quarter of 2017 compared to the second quarter of 2016 in effective tax rate primarily relates to the increase in the level of tax credits recognized in the second quarter of 2017.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
Net income available to common stockholders for the six months ended June 30, 2017 was $93.4 million or $0.33 per diluted common share, compared to net income available to common stockholders for the six months ended June 30, 2016 of $63.4 million or $0.31 per diluted common share. The first six months of 2017 and 2016 included merger-related expense of $54.1 million and $35.5 million, respectively. The merger expenses in the first six months of 2017 were primarily due to the YDKN acquisition that closed on March 11, 2017, while the merger expenses in the first six months of 2016 related to the METR acquisition that closed on February 13, 2016 and the Fifth Third branch purchase that closed on April 22, 2016. Average diluted common shares outstanding increased 26.9 million shares, or 15.3%, to 282.3 million shares for the first six months of 2017, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares.
Financial highlights are summarized below:
TABLE 10

	Six Months Ended June 30,		Dollar	Percent
(in thousands, except per share data)	2017	2016	Change	Change
Net interest income	$391,167	$294,723	$96,444	32.7%
Provision for credit losses	27,606	28,408	(802)	(2.8)
Non-interest income	121,194	97,455	23,739	24.4
Non-interest expense	351,269	266,277	84,992	31.9
Income taxes	36,101	30,061	6,040	20.1
Net income	97,385	67,432	29,953	44.4
Less: Preferred stock dividends	4,020	4,020	—	—
Net income available to common stockholders	$93,365	$63,412	$29,953	47.2%
Earnings per common share – Basic	$0.33	$0.31	$0.02	6.5%
Earnings per common share – Diluted	0.33	0.31	0.02	6.5
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios:
TABLE 11

	Six Months Ended June 30,
	2017	2016
Return on average equity	5.31%	5.58%
Return on average tangible common equity (non-GAAP)	11.51%	10.45%
Return on average assets	0.72%	0.68%
Return on average tangible assets (non-GAAP)	0.82%	0.76%

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 12

	Six Months Ended June 30, 2017
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$86,712	$341	0.79%	$116,439	$214	0.37%
Federal funds sold	2,277	8	0.72	—	—	—
Taxable investment securities (1)	4,702,692	47,609	2.02	3,491,673	34,469	1.98
Tax-exempt investment securities (1)(2)	592,342	12,318	4.16	284,476	6,358	4.47
Loans held for sale	53,059	1,868	7.96	10,931	269	4.92
Loans and leases (2) (3)	18,287,280	391,579	4.32	13,793,960	290,628	4.24
Total interest-earning assets (2)	23,724,362	453,723	3.85	17,697,479	331,938	3.77
Cash and due from banks	316,867			266,505
Allowance for credit losses	(163,642)			(146,715)
Premises and equipment	312,292			206,286
Other assets	3,040,903			1,824,971
Total assets	$27,230,782			$19,848,526
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$8,362,233	13,087	0.32	$6,430,562	7,507	0.23
Savings	2,503,259	1,162	0.09	2,172,975	829	0.08
Certificates and other time	3,346,434	14,244	0.86	2,626,619	11,574	0.89
Short-term borrowings	3,546,112	17,633	1.00	1,638,035	4,920	0.60
Long-term borrowings	607,991	8,434	2.80	652,775	7,132	2.20
Total interest-bearing liabilities	18,366,029	54,560	0.60	13,520,966	31,962	0.48
Non-interest-bearing demand	4,943,226			3,695,543
Other liabilities	220,574			201,047
Total liabilities	23,529,829			17,417,556
Stockholders’ equity	3,700,953			2,430,970
Total liabilities and stockholders’ equity	$27,230,782			$19,848,526
Excess of interest-earning assets over interest-bearing liabilities	$5,358,333			$4,176,513
Net interest income FTE (2)		399,163			299,976
Tax-equivalent adjustment		(7,996)			(5,253)
Net interest income		$391,167			$294,723
Net interest spread			3.25%			3.29%
Net interest margin (2)			3.39%			3.41%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income, which is our principal source of revenue, is the difference between interest income from interest-earning assets and interest expense paid on interest-bearing liabilities. For the six months ended June 30, 2017, net interest income, which comprised 76.3% of revenue compared to 75.2% for the same period in 2016, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
Net interest income on an FTE basis (non-GAAP) increased $99.2 million or 33.1% from $300.0 million for the first six months of 2016 to $399.2 million for the first six months of 2017. Average interest earning assets of $23.7 billion increased $6.0 billion or 34.1% and average interest-bearing liabilities of $18.4 billion increased $4.8 billion or 35.8% from 2016 due to the acquisitions of YDKN and METR and the Fifth Third branches, combined with organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.39% for the first six months of 2017, compared to 3.41% for the same period of 2016, due to an extended low interest rate environment and competitive landscape for earning assets, partially offset by the purchase accounting impacts. The tax-equivalent adjustments (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2017, compared to the six months ended June 30, 2016:
TABLE 13

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$(66)	$193	$127
Federal funds sold	8	—	8
Securities (2)	19,276	(176)	19,100
Loans held for sale	1,363	236	1,599
Loans and leases (2)	95,224	5,727	100,951
Total interest income (2)	115,805	5,980	121,785
Interest Expense
Deposits:
Interest-bearing demand	2,529	3,051	5,580
Savings	277	56	333
Certificates and other time	3,017	(347)	2,670
Short-term borrowings	9,050	3,663	12,713
Long-term borrowings	(519)	1,821	1,302
Total interest expense	14,354	8,244	22,598
Net change (2)	$101,451	$(2,264)	$99,187

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $453.7 million for the first six months of 2017, increased $121.8 million or 36.7% from the same quarter of 2016, primarily due to increased interest-earning assets, which was slightly offset by lower yields. During the first six months of 2017 and 2016, we recognized $1.5 million and $3.3 million, respectively, in incremental purchase accounting accretion and cash recoveries on acquired loans. The increase in interest-earning assets was primarily driven by a $4.5 billion or 32.6% increase in average loans and leases, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions and successful sales management, and includes $874.1 million or

6.1% of organic growth. Loans added at closing of the YDKN acquisition were $5.1 billion. Additionally, average securities increased $1.5 billion or 40.2%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 8 basis points from the first six months of 2016 to 3.85% for the first six months of 2017.
Interest expense of $54.6 million for the first six months of 2017 increased $22.6 million or 70.7% from the same quarter of 2016 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and short-term borrowings increased over the same quarter of 2016. Average interest-bearing deposits increased $3.0 billion or 26.6%, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions. Additionally, interest-bearing deposits added at closing of the YDKN acquisition were $3.8 billion. Average short-term borrowings increased $1.9 billion or 116.5%, primarily as a result of increases of $1.4 billion in short-term FHLB borrowings and $462.1 million in federal funds purchased. Average long-term borrowings decreased $44.8 million or 6.9%, primarily as a result of a decrease of $124.2 million in long-term FHLB advances, partially offset by increases of $38.7 million and $36.7 million in subordinated debt and junior subordinated debt assumed in the YDKN transaction. The rate paid on interest-bearing liabilities increased 12 basis points to 0.60% for the first six months of 2017, due to changes in the funding mix as borrowings increased faster than deposits. Given the relatively low level of interest rates and the current rates paid on the various deposit products, we believe there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 14

	Six Months Ended June 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Provision for credit losses:
Originated	$28,875	$29,224	$(349)	(1.2)%
Acquired	(1,269)	(816)	(453)	55.5
Total provision for credit losses	$27,606	$28,408	$(802)	(2.8)%
Net loan charge-offs:
Originated	$20,574	$15,790	$4,784	30.3%
Acquired	(608)	261	(869)	(333.0)
Total net loan charge-offs	$19,966	$16,051	$3,915	24.4%
Net loan charge-offs (annualized) / total average loans and leases	0.22%	0.23%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.31%	0.28%
The provision for credit losses of $27.6 million during the first six months of 2017 decreased $0.8 million from the same period of 2016, primarily due to a decrease of $0.3 million in the provision for the originated portfolio, which was attributable to a decrease in rated credits and some positive performance in a few commercial categories which was slightly offset by higher organic loan growth and higher net charge-offs during the current year-to-date period as compared to the same period last year. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2017 and 2016 is presented in the following table:
TABLE 15

	Six Months Ended June 30,		Dollar	Percent
(in thousands)	2017	2016	Change	Change
Service charges	$58,196	$46,938	$11,258	24.0%
Trust services	11,462	10,687	775	7.3
Insurance commissions and fees	9,488	9,026	462	5.1
Securities commissions and fees	7,510	6,996	514	7.3
Capital markets income	8,851	6,996	1,855	26.5
Mortgage banking operations	8,963	4,348	4,615	106.1
Bank owned life insurance	5,245	4,687	558	11.9
Net securities gains	3,118	297	2,821	949.8
Other	8,361	7,480	881	11.8
Total non-interest income	$121,194	$97,455	$23,739	24.4%
n/m – not meaningful
Total non-interest income increased $23.7 million, to $121.2 million for the first six months of 2017, a 24.4% increase from the same period of 2016. Following is a summary of the items making up non-interest income. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases relating to expanded operations due to the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.
Service charges on loans and deposits of $58.2 million for the first six months of 2017 increased $11.3 million or 24.0% from the same period of 2016. The impact of the expanded customer base due to acquisitions, combined with organic growth in loans and deposit accounts, resulted in increases of $5.6 million or 20.3% in deposit-related service charges and $5.6 million or 29.4% in other service charges and fees over this same period.
Trust services of $11.5 million for the first six months of 2017 increased $0.8 million or 7.3% from the same period of 2016, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $659.7 million or 17.7% to $4.5 billion from June 30, 2016 to June 30, 2017.
Capital markets income of $8.9 million for the first six months of 2017 increased $1.9 million or 26.5% from the same period of 2016, primarily as a result of an increase of $1.6 million in the fees earned on interest rate swap activity with commercial loan customers. Our interest rate swap program allows commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk.
Mortgage banking operations income of $9.0 million for the first six months of 2017 increased $4.6 million or 106.1% from the same period of 2016. This increase was primarily due to the adoption of the fair value option in 2017, which added $2.6 million in the first six months of 2017, $1.3 billion or 88.6% growth in the servicing portfolio and higher sold volume due to acquisitions and expansion into new markets. Sold loan margins have been lower in both retail and correspondent loans due to competitive pressure. During the first six months of 2017, we sold $375.8 million of residential mortgage loans, a 44.9% increase compared to $259.3 million for the same period of 2016.
Net securities gains were $3.1 million for the first six months of 2017. These gains primarily relate to the sale of certain acquired YDKN securities after the closing of the acquisition to align their portfolio with our investment profile.
Other non-interest income was $8.4 million and $7.5 million for the first six months of 2017 and 2016, respectively. During the first six months of 2017, we recorded $2.6 million more in dividends on non-marketable equity securities, $0.6 million more in gains from an equity investment and $0.7 million more in gains on sale of fixed assets and lease inventory. During the first half of 2016, we recognized a gain of $2.4 million relating to the redemption of $10.0 million of TPS originally issued by a company we previously acquired.

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2017 and 2016 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		Dollar	Percent
(in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$158,477	$117,754	$40,723	34.6%
Net occupancy	25,409	19,459	5,950	30.6
Equipment	22,050	18,570	3,480	18.7
Amortization of intangibles	7,911	6,037	1,874	31.0
Outside services	26,526	19,128	7,398	38.7
FDIC insurance	14,763	9,071	5,692	62.7
Supplies	4,670	5,408	(738)	(13.6)
Bank shares and franchise taxes	5,722	5,530	192	3.5
Merger-related	54,078	35,491	18,587	52.4
Other	31,663	29,829	1,834	6.1
Total non-interest expense	$351,269	$266,277	$84,992	31.9%
Total non-interest expense of $351.3 million for the first six months of 2017 increased $85.0 million, a 31.9% increase from the same period of 2016. Following is a summary of the items making up non-interest expense. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the increases relating to merger expenses and expanded operations due to the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.
Salaries and employee benefits of $158.5 million for the first six months of 2017 increased $40.7 million or 34.6% from the same period of 2016, primarily due to employees added in conjunction with the aforementioned acquisitions, combined with merit increases and higher medical insurance costs in 2017.
Net occupancy and equipment expense of $47.5 million for the first six months of 2017 increased $9.4 million or 24.8% from the same period of 2016, primarily due to acquisitions and our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with expanding regulatory requirements.
Amortization of intangibles expense of $7.9 million for the first six months of 2017 increased $1.9 million or 31.0% from the first six months of 2016, due to the additional core deposit intangibles added as a result of the acquisition of YDKN, METR and Fifth Third branches.
Outside services expense of $26.5 million for the first six months of 2017 increased $7.4 million or 38.7% from the same period of 2016, primarily due to increases of $6.0 million in data processing services, $1.4 million in other outsourced services, such as reporting, monitoring, shredding, printing and filing and an increase in legal expense of $0.8 million. These increases were driven primarily by the aforementioned acquisitions.
FDIC insurance of $14.8 million for the first six months of 2017 increased $5.7 million or 62.7% from the same period of 2016, primarily due to a higher assessment base resulting from merger and acquisition activity combined with an increased rate due to YDKN's construction loan portfolio. Additionally, effective July 1, 2016, the FDIC assessment rate was increased to include a surcharge equal to 4.5 basis points on assets in excess of $10.0 billion.

During the first six months of 2017, we recorded $54.1 million in merger-related expense, primarily associated with the YDKN acquisition. During the same period of 2016, we recorded $35.5 million in merger-related expense, primarily associated with the acquisitions of METR and Fifth Third branches. These expenses are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
The following table summarizes the composition of the merger-related expense for the six months ended June 30, 2017 and 2016:
TABLE 17

	Six Months Ended June 30,
(in thousands)	2017	2016
Professional services	$24,030	$16,289
Severance and other employee benefit costs	17,568	14,673
Charitable contributions	5,600	1,115
Data processing conversion costs	3,937	1,742
Marketing costs	1,526	1,102
Other expenses	1,417	570
Total merger-related expense	$54,078	$35,491
Other non-interest expense was $31.7 million and $29.8 million for the first six months of 2017 and 2016, respectively. During the first six months of 2017, we recorded $1.4 million more in miscellaneous losses, $1.1 million more in business development costs, $0.7 million more in marketing expense, $0.4 million more OREO expense and $1.5 million less loan-related expense. Additionally, during the first six months of 2016, we incurred a $2.6 million impairment charge on other assets relating to low income housing projects.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 18

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Income tax expense	$36,101	$30,061
Effective tax rate	27.0%	30.8%
Statutory tax rate	35.0%	35.0%
Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The variance between the first six months of 2017 compared to the first six months of 2016 in income tax expense and effective tax rate primarily relates to the increase in merger expenses and an increase in the level of tax credits recognized in the first six months of 2017.

FINANCIAL CONDITION
The June 30, 2017 balance sheet includes the YDKN acquisition mentioned previously. See Note 3, Mergers and Acquisitions, of the Notes to Consolidated Financial Statements (Unaudited). The following table presents condensed consolidated ending balance sheets:
TABLE 19

(dollars in thousands)	June 30, 2017	December 31, 2016	Dollar Change	Percent Change
Assets
Cash and cash equivalents	$522,618	$371,407	$151,211	40.7%
Securities	5,669,089	4,569,329	1,099,760	24.1
Loans held for sale	168,727	11,908	156,819	1,316.9
Loans and leases, net	20,367,599	14,738,884	5,628,715	38.2
Goodwill and other intangibles	2,376,382	1,099,456	1,276,926	116.1
Other assets	1,649,311	1,053,833	595,478	56.5
Total Assets	$30,753,726	$21,844,817	$8,908,909	40.8%
Liabilities and Stockholders’ Equity
Deposits	$21,051,707	$16,065,647	$4,986,060	31.0%
Borrowings	5,082,850	3,042,504	2,040,346	67.1
Other liabilities	226,731	165,049	61,682	37.4
Total liabilities	26,361,288	19,273,200	7,088,088	36.8
Stockholders’ equity	4,392,438	2,571,617	1,820,821	70.8
Total Liabilities and Stockholders’ Equity	$30,753,726	$21,844,817	$8,908,909	40.8%

Non-Performing Assets
Non-performing assets increased $42.1 million, from $118.4 million at December 31, 2016 to $160.5 million at June 30, 2017. This reflects an increase of $29.8 million in non-accrual loans and $13.2 million in OREO, which was partially offset by a decrease of $0.9 million in TDRs. The increase in non-accrual loans is attributable to the migration of a few commercial borrowers in the commercial and industrial portfolio. The increase in OREO is the result of properties acquired from YDKN. The decrease in TDRs was primarily attributable to a number of residential mortgages that have consistently met their modified terms for at least six months, and were therefore returned to performing status.
Following is a summary of total non-performing loans and leases, by class:
TABLE 20

(in thousands)	June 30, 2017	December 31, 2016	Dollar Change	Percent Change
Commercial real estate	$28,112	$21,225	$6,887	32.4%
Commercial and industrial	46,886	26,256	20,630	78.6
Commercial leases	1,507	3,429	(1,922)	(56.1)
Total commercial loans and leases	76,505	50,910	25,595	50.3
Direct installment	16,435	14,952	1,483	9.9
Residential mortgages	14,365	13,367	998	7.5
Indirect installment	1,956	2,181	(225)	(10.3)
Consumer lines of credit	4,529	3,497	1,032	29.5
Other	1,000	1,000	—	—
Total non-performing loans and leases	$114,790	$85,907	$28,883	33.6%

Following is a summary of performing, non-performing and non-accrual TDRs, by class:
TABLE 21

(in thousands)	Performing	Non- Performing	Non- Accrual	Total
Originated
June 30, 2017
Commercial real estate	$103	$10	$3,876	$3,989
Commercial and industrial	—	—	4,953	4,953
Total commercial loans	103	10	8,829	8,942
Direct installment	11,130	8,150	2,553	21,833
Residential mortgages	4,575	9,246	1,540	15,361
Indirect installment	—	212	—	212
Consumer lines of credit	2,305	1,173	972	4,450
Total TDRs	$18,113	$18,791	$13,894	$50,798
December 31, 2016
Commercial real estate	$—	$162	$3,857	$4,019
Commercial and industrial	—	4	2,113	2,117
Total commercial loans	—	166	5,970	6,136
Direct installment	10,414	8,468	1,597	20,479
Residential mortgages	4,730	10,051	1,128	15,909
Indirect installment	—	198	2	200
Consumer lines of credit	1,961	1,369	338	3,668
Total TDRs	$17,105	$20,252	$9,035	$46,392
Acquired
June 30, 2017
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Total commercial loans	—	—	—	—
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	271	696	—	967
Total TDRs	$271	$696	$—	$967
December 31, 2016
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Total commercial loans	—	—	—	—
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	365	176	—	541
Total TDRs	$365	$176	$—	$541

Allowance for Credit Losses
The allowance for credit losses of $165.7 million at June 30, 2017 increased $7.6 million or 4.8% from December 31, 2016, primarily in support of growth in originated loans and leases, higher net charge-offs and additional specific reserves on non-

performing credits. The provision for credit losses during the six months ended June 30, 2017 was $27.6 million, covering net charge-offs of $20.0 million, with the remainder primarily supporting strong organic loan and lease growth, as well as additional specific reserves on non-performing credits, which was somewhat offset by positive upgrade activity in the commercial portfolio and generally favorable credit quality performance in the consumer portfolio. The allowance for credit losses as a percentage of non-performing loans for our total portfolio decreased from 183.99% as of December 31, 2016 to 144.35% as of June 30, 2017, reflecting an increase in the level of non-performing loans relative to the increase in the allowance for credit losses during the six month period.
Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations. Also see Note 5, Loans and Leases, of the Notes to Consolidated Financial Statements (Unaudited).
TABLE 22

	At or For the Three Months Ended
	June 30, 2017	December 31, 2016	June 30, 2016
Non-performing loans / total originated loans and leases	0.75%	0.66%	0.74%
Non-performing loans + OREO / total originated loans and leases + OREO	1.08%	0.91%	1.15%
Allowance for credit losses (originated loans) / total originated loans and leases	1.15%	1.20%	1.26%
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.38%	0.38%	0.35%

Deposits
Following is a summary of deposits:
TABLE 23

(in thousands)	June 30, 2017	December 31, 2016	Dollar Change	Percent Change
Non-interest-bearing demand	$5,544,753	$4,205,337	$1,339,416	31.9%
Interest-bearing demand	9,221,408	6,931,381	2,290,027	33.0
Savings	2,562,259	2,352,434	209,825	8.9
Certificates and other time deposits	3,723,287	2,576,495	1,146,792	44.5
Total deposits	$21,051,707	$16,065,647	$4,986,060	31.0%
Total deposits increased from December 31, 2016 primarily as a result of the YDKN acquisition, combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings), partially offset by a decrease in organic certificates and other time deposits, led by a planned decline in higher-cost brokered time deposits. Generating growth in relationship-based transaction deposits remains a key focus for us.

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
As of June 30, 2017, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization. Our management believes that, as of June 30, 2017 and December 31, 2016, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

Following are the capital amounts and related ratios as of June 30, 2017 and December 31, 2016 for FNB and FNBPA:
TABLE 24

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
F.N.B. Corporation
Total capital	$2,611,793	11.5%	$2,274,417	10.0%	$2,103,836	9.3%
Tier 1 capital	2,145,278	9.4	1,819,533	8.0	1,648,952	7.3
Common equity tier 1	2,039,433	9.0	1,478,371	6.5	1,307,790	5.8
Leverage	2,145,278	7.6	1,403,731	5.0	1,122,985	4.0
Risk-weighted assets	22,744,168
FNBPA
Total capital	2,461,115	10.8	2,269,429	10.0	2,099,222	9.3
Tier 1 capital	2,298,433	10.1	1,815,543	8.0	1,645,336	7.3
Common equity tier 1	2,218,623	9.8	1,475,129	6.5	1,304,922	5.8
Leverage	2,298,433	8.2	1,395,298	5.0	1,116,239	4.0
Risk-weighted assets	22,694,293
December 31, 2016
F.N.B. Corporation
Total capital	$1,917,386	12.0%	$1,597,951	10.0%	$1,378,232	8.6%
Tier 1 capital	1,582,251	9.9	1,278,360	8.0	1,058,642	6.6
Common equity tier 1	1,475,369	9.2	1,038,668	6.5	818,950	5.1
Leverage	1,582,251	7.7	1,027,831	5.0	822,265	4.0
Risk-weighted assets	15,979,505
FNBPA
Total capital	1,768,561	11.1	1,588,989	10.0	1,370,503	8.6
Tier 1 capital	1,614,167	10.2	1,271,191	8.0	1,052,705	6.6
Common equity tier 1	1,534,167	9.7	1,032,843	6.5	814,357	5.1
Leverage	1,614,167	7.9	1,019,034	5.0	815,227	4.0
Risk-weighted assets	15,889,893

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
As required by the Dodd-Frank Act, the FRB and OCC published final rules regarding DFAST rules. The DFAST rules require institutions, such as FNB and FNBPA, with average total consolidated assets greater than $10 billion, to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the DFAST rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The DFAST rules and guidance require increased involvement by boards of directors in the stress testing process and public disclosure of the results. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests commencing in 2014. We filed the results of this year's stress testing analysis with the FRB by July 31, 2017. The time period covered for this analysis was December 2016 through March 2019. Our capital ratios reflected in these stress test calculations exceeded the well-capitalized levels, even under the severely adverse scenario. This is an important factor considered by the FRB and OCC in evaluating the capital adequacy of FNB and FNBPA and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing FNB’s and FNBPA’s stress test results, the FRB and OCC will consider both quantitative and qualitative factors.

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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, FNB, through one of our subsidiaries, regularly issues subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. The parent’s cash position increased $4.6 million from $164.6 million at December 31, 2016 to $169.2 million at June 30, 2017, partially due to cash acquired from YDKN.
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
The LCR and MCH ratios are presented in the following table:
TABLE 25

(dollars in thousands)	June 30, 2017	December 31, 2016	Internal limit
Liquidity coverage ratio (LCR)	1.8 times	2.3 times	> 1 time
Months of cash on hand (MCH)	10.5 months	14.9 months	> 12 months
The MCH ratio fell below our internal limit due to the YDKN acquisition in March 2017. As a result of YDKN, our twelve-month projected dividend payout is estimated at $155 million, an increase of approximately $54 million pre-merger. YDKN did not manage to a similar ratio and held only a minimal amount of cash on hand at their holding company. Our ALCO is evaluating several alternatives, each of which would place the MCH ratio back into policy compliance. Management believes that this policy exception will be cured by December 31, 2017.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Total year-to-date average deposits totaled $19.2 billion at June 30, 2017 and increased $4.2 billion, or 28.3%, year over year, due to the acquisition of YDKN, as well as organic growth. Average organic growth was $294.0 million or 1.9% annualized for the year-over-year period. Organic growth in low-cost transaction deposits for the first six months of 2017 was $479.4 million, or 3.7%, led by strong organic growth in average non-interest-bearing deposits of $362.1 million, or 9.5% annualized, and growth in average savings and NOW of $117.3 million or 1.3% annualized. The strong organic growth in low-cost transaction deposits was partially offset by a planned decline in average time deposits, primarily due to higher-cost brokered time deposits, of $185.4 million or 6.9% annualized for the period on an organic basis.
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

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 26

(dollars in thousands)	June 30, 2017	December 31, 2016
Unused wholesale credit availability	$7,121,907	$6,343,433
Unused wholesale credit availability as a % of FNBPA assets	23.3%	29.3%
Salable unpledged government and agency securities	$2,300,227	$1,451,157
Salable unpledged government and agency securities as a % of FNBPA assets	7.5%	6.7%

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2017 compares the difference between our cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The liquidity gap decreased during the six months as the twelve-month cumulative gap to total assets was (4.8)% and (3.3)% as of June 30, 2017 and December 31, 2016, respectively. These ratios are within our policy limits. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 27

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$542,115	$982,937	$1,257,189	$2,292,516	$5,074,757
Investments	191,984	174,044	257,928	491,346	1,115,302
	734,099	1,156,981	1,515,117	2,783,862	6,190,059
Liabilities
Non-maturity deposits	168,759	337,518	506,283	1,012,564	2,025,124
Time deposits	220,988	500,506	494,665	724,898	1,941,057
Borrowings	3,476,563	21,253	65,589	139,160	3,702,565
	3,866,310	859,277	1,066,537	1,876,622	7,668,746
Period Gap (Assets - Liabilities)	$(3,132,211)	$297,704	$448,580	$907,240	$(1,478,687)
Cumulative Gap	$(3,132,211)	$(2,834,507)	$(2,385,927)	$(1,478,687)
Cumulative Gap to Total Assets	(10.2)%	(9.2)%	(7.8)%	(4.8)%

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
The following repricing gap analysis as of June 30, 2017 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 28

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$8,785,405	$1,002,003	$878,567	$1,591,385	$12,257,360
Investments	198,311	185,387	268,445	500,164	1,152,307
	8,983,716	1,187,390	1,147,012	2,091,549	13,409,667
Liabilities
Non-maturity deposits	5,951,930	—	—	—	5,951,930
Time deposits	321,429	501,098	491,293	719,515	2,033,335
Borrowings	3,922,619	496,651	48,937	105,855	4,574,062
	10,195,978	997,749	540,230	825,370	12,559,327
Off-balance sheet	(100,000)	405,000	—	—	305,000
Period Gap (assets – liabilities + off-balance sheet)	$(1,312,262)	$594,641	$606,782	$1,266,179	$1,155,340
Cumulative Gap	$(1,312,262)	$(717,621)	$(110,839)	$1,155,340
Cumulative Gap to Assets	(5.0)%	(2.7)%	(0.4)%	4.4%
The twelve-month cumulative repricing gap to total earning assets was 4.4% and 4.9% as of June 30, 2017 and December 31, 2016, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of June 30, 2017.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates:
TABLE 29

	June 30, 2017	December 31, 2016	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.1%	3.9%	n/a
+ 200 basis points	2.3%	2.8%	(5.0)%
+ 100 basis points	1.3%	1.5%	(5.0)%
- 100 basis points	(3.7)%	(4.0)%	(5.0)%
Economic value of equity:
+ 300 basis points	(3.4)%	(3.8)%	(25.0)%
+ 200 basis points	(1.7)%	(2.4)%	(15.0)%
+ 100 basis points	(0.3)%	(0.6)%	(10.0)%
- 100 basis points	(3.6)%	(4.3)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also model scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 2.4% at June 30, 2017 and 3.3% at December 31, 2016.
Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 57.1% and 60.3% of total loans as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, 79.7% of these loans, or 57.1% of total loans, are tied to the Prime and one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. We have managed the duration of our investment portfolio to be relatively short, resulting in a portfolio duration of 3.9 years for both June 30, 2017 and December 31, 2016. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of June 30, 2017, the commercial swaps totaled $2.0 billion of notional principal, with $435.5 million in notional swap principal originated during the first six months of 2017. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 9 in this Report.
We desired to remain modestly asset-sensitive during the first six months of 2017. A number of management actions and market occurrences resulted in a decrease in the asset sensitivity of our interest rate risk position during the period. The decrease was due to management's actions with the acquisition of YDKN in conjunction with timing of funding loan and investment growth as well as deposit activity. The primary drivers increasing asset sensitivity involved repositioning the acquired investments and FHLB advances portfolios, with the biggest driver being an increase in our short-term funding position. These actions were done in conjunction with normal activity which included growth in transaction deposits referred to earlier, an increase in the amount of adjustable loans repricing in twelve months or less, and terming out fixed borrowings.
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
Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included in the following tables.
TABLE 30
Operating Net Income Available to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income available to common stockholders	$72,396	$39,290	$93,365	$63,412
Merger-related expense	1,354	10,551	54,078	35,491
Tax benefit of merger-related expense	(419)	(3,693)	(17,998)	(12,104)
Merger-related net securities gains	—	—	(2,609)	—
Tax expense of merger-related net securities gains	—	—	913	—
Operating net income available to common stockholders (non-GAAP)	$73,331	$46,148	$127,749	$86,799
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
TABLE 31
Operating Earnings per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income per diluted common share	$0.22	$0.19	$0.33	$0.31
Merger-related expense	0.01	0.05	0.19	0.17
Tax benefit of merger-related expense	—	(0.02)	(0.06)	(0.06)
Merger-related net securities gains	—	—	(0.01)	—
Tax expense of merger-related net securities gains	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.23	$0.22	$0.45	$0.42

TABLE 32
Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income available to common stockholders (annualized)	$290,381	$158,025	$93,365	$63,412
Amortization of intangibles, net of tax (annualized)	12,547	8,856	5,142	3,924
Tangible net income available to common stockholders (annualized)	$302,928	$166,881	$98,507	$67,336
Average total stockholders’ equity	$4,386,438	$2,532,226	$3,700,953	$2,430,970
Less: Average preferred stockholder equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,348,767)	(1,090,542)	(1,381,712)	(1,089,216)
Average tangible common equity	$1,930,789	$1,334,802	$2,212,359	$1,234,872
Return on average tangible common equity (non-GAAP)	15.69%	12.50%	4.45%	5.45%
 (1) Excludes loan servicing rights.
TABLE 33
Return on Average Tangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Net income (annualized)	$298,443	$166,106	$97,385	$67,432
Amortization of intangibles, net of tax (annualized)	12,547	8,856	5,142	3,924
Tangible net income (annualized)	$310,990	$174,962	$102,527	$71,356
Average total assets	$30,364,645	$20,780,413	$27,230,782	$19,848,526
Less: Average intangibles (1)	(2,348,767)	(1,090,542)	(1,381,712)	(1,089,216)
Average tangible assets	$28,015,878	$19,689,871	$25,849,070	$18,759,310
Return on average tangible assets (non-GAAP)	1.11%	0.89%	0.40%	0.38%
 (1) Excludes loan servicing rights.
TABLE 34
Tangible Book Value per Common Share

	Three Months Ended June 30,
(in thousands, except per share data)	2017	2016
Total stockholders’ equity	$4,392,438	$2,545,337
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,346,653)	(1,094,687)
Tangible common equity	$1,938,903	$1,343,768
Ending common shares outstanding	323,226,474	210,120,601
Tangible book value per common share (non-GAAP)	$6.00	$6.40
 (1) Excludes loan servicing rights.

TABLE 35
Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2017	2016	2017	2016
Non-interest expense	$163,714	$129,629	$351,269	$266,277
Less: Amortization of intangibles	(4,813)	(3,388)	(7,911)	(6,037)
Less: OREO expense	(1,008)	(172)	(1,991)	(1,581)
Less: Merger-related expense	(1,354)	(10,551)	(54,078)	(35,491)
Less: Impairment charge on other assets	—	—	—	(2,585)
Adjusted non-interest expense	$156,539	$115,518	$287,289	$220,583
Net interest income	$218,415	$154,369	$391,167	$294,723
Taxable equivalent adjustment	4,474	2,791	7,996	5,253
Non-interest income	66,078	51,411	121,194	97,455
Less: Net securities gains	(493)	(226)	(3,118)	(297)
Less: Gain on redemption of TPS	—	—	—	(2,422)
Adjusted net interest income (FTE) + non-interest income	$288,474	$208,345	$517,239	$394,712
Efficiency ratio (FTE) (non-GAAP)	54.26%	55.45%	55.54%	55.88%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. FNB’s management, including the CEO and the CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within FNB have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2017, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The economy of the coastal regions of North Carolina and South Carolina are affected, from time to time, by adverse weather events, particularly hurricanes. Upon completion of the YDKN acquisition, our market area will include the Outer Banks and other portions of coastal North Carolina. Agricultural interests are highly sensitive to excessive rainfall or droughts. We cannot predict whether, or to what extent, damage caused by future weather conditions will affect our operations, customers or the economies in our North Carolina and South Carolina markets. Weather events could cause a disruption in our day-to-day business activities in branches located in coastal communities, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a hurricane does not cause any physical damage in our North Carolina and South Carolina market areas, a turbulent hurricane season could significantly affect the market value of all coastal property.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.	EXHIBITS
Exhibit Index

4.1
Assignment and Assumption Agreement between and among F.N.B. Corporation, Computershare Trust Company, N.A., as successor-in-interest to Registrar and Transfer Company, and The Bank of New York Mellon, dated May 10, 2017 (incorporated by reference to Exhibit 4.1 of F.N.B. Corporation’s Current Report on Form 8-K filed on May 15, 2017).

4.2
Amendment to Deposit Agreement made on May 10, 2017 between F.N.B. Corporation and The Bank of New York Mellon (incorporated by reference to Exhibit 4.2 of F.N.B. Corporation's Current Report on Form 8-K filed on May 15, 2017).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101
The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	August 4, 2017	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2017	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 4, 2017	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)