Form 10-Q
period 2017-09-30
FNB CORP/PA/
filed 2017-11-06
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2017
Common Stock, $0.01 Par Value	323,310,106	Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share data

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$433,442	$303,526
Interest bearing deposits with banks	81,898	67,881
Cash and Cash Equivalents	515,340	371,407
Securities available for sale	2,855,350	2,231,987
Securities held to maturity (fair value of $2,970,701 and $2,294,777)	2,985,921	2,337,342
Loans held for sale (includes $72,585 and $0 measured at fair value) (1)	113,778	11,908
Loans and leases, net of unearned income of $54,620 and $52,723	20,817,436	14,896,943
Allowance for credit losses	(170,016)	(158,059)
Net Loans and Leases	20,647,420	14,738,884
Premises and equipment, net	336,294	243,956
Goodwill	2,254,831	1,032,129
Core deposit and other intangible assets, net	129,042	67,327
Bank owned life insurance	498,698	330,152
Other assets	786,621	479,725
Total Assets	$31,123,295	$21,844,817
Liabilities
Deposits:
Non-interest-bearing demand	$5,569,239	$4,205,337
Interest-bearing demand	9,675,170	6,931,381
Savings	2,513,163	2,352,434
Certificates and other time deposits	4,171,599	2,576,495
Total Deposits	21,929,171	16,065,647
Short-term borrowings	3,872,301	2,503,010
Long-term borrowings	658,783	539,494
Other liabilities	227,119	165,049
Total Liabilities	26,687,374	19,273,200
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 324,930,173 and 212,378,494 shares	3,251	2,125
Additional paid-in capital	4,029,334	2,234,366
Retained earnings	369,861	304,397
Accumulated other comprehensive loss	(54,310)	(61,369)
Treasury stock – 1,628,625 and 1,318,947 shares at cost	(19,097)	(14,784)
Total Stockholders’ Equity	4,435,921	2,571,617
Total Liabilities and Stockholders’ Equity	$31,123,295	$21,844,817

(1)	Amount represents loans for which we have elected the fair value option. See Note 17.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income
Loans and leases, including fees	$232,834	$154,272	$622,554	$442,113
Securities:
Taxable	24,763	18,432	72,258	52,901
Tax-exempt	5,597	2,254	13,675	6,401
Dividends	—	9	85	23
Other	320	143	669	357
Total Interest Income	263,514	175,110	709,241	501,795
Interest Expense
Deposits	18,987	10,477	47,480	30,387
Short-term borrowings	14,387	3,607	32,020	8,527
Long-term borrowings	4,909	3,520	13,343	10,652
Total Interest Expense	38,283	17,604	92,843	49,566
Net Interest Income	225,231	157,506	616,398	452,229
Provision for credit losses	16,768	14,639	44,374	43,047
Net Interest Income After Provision for Credit Losses	208,463	142,867	572,024	409,182
Non-Interest Income
Service charges	33,610	25,411	91,806	72,349
Trust services	5,748	5,268	17,210	15,955
Insurance commissions and fees	5,029	4,866	14,517	13,892
Securities commissions and fees	4,038	3,404	11,548	10,400
Capital markets income	2,822	4,497	11,673	11,493
Mortgage banking operations	5,437	3,564	14,400	7,912
Bank owned life insurance	3,123	3,348	8,368	8,035
Net securities gains	2,777	299	5,895	596
Other	3,567	2,583	11,928	10,063
Total Non-Interest Income	66,151	53,240	187,345	150,695
Non-Interest Expense
Salaries and employee benefits	82,383	60,927	240,860	178,681
Net occupancy	13,723	10,333	39,132	29,792
Equipment	13,711	10,034	35,761	28,604
Amortization of intangibles	4,805	3,571	12,716	9,608
Outside services	15,439	11,756	41,965	30,884
FDIC insurance	9,183	5,274	23,946	14,345
Supplies	1,925	2,787	6,595	8,195
Bank shares and franchise taxes	2,814	2,404	8,536	7,934
Merger-related	1,381	299	55,459	35,790
Other	18,379	13,665	50,042	43,494
Total Non-Interest Expense	163,743	121,050	515,012	387,327
Income Before Income Taxes	110,871	75,057	244,357	172,550
Income taxes	33,178	22,889	69,279	52,950
Net Income	77,693	52,168	175,078	119,600
Preferred stock dividends	2,010	2,010	6,030	6,030
Net Income Available to Common Stockholders	$75,683	$50,158	$169,048	$113,570
Earnings per Common Share
Basic	$0.23	$0.24	$0.57	$0.55
Diluted	$0.23	$0.24	$0.57	$0.55
Cash Dividends per Common Share	$0.12	$0.12	$0.36	$0.36
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$77,693	$52,168	$175,078	$119,600
Other comprehensive income:
Securities available for sale:
Unrealized gains arising during the period, net of tax expense (benefit) of $724, $(1,535), $4,503 and $9,818	1,288	(2,851)	8,027	18,234
Reclassification adjustment for gains included in net income, net of tax expense of $215, $105, $223 and $209	(384)	(195)	(398)	(388)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $76, $284, $(1,265) and $2,811	136	528	(2,254)	5,221
Reclassification adjustment for (losses) gains included in net income, net of tax (benefit) expense of $(44), $138, $45 and $517	78	(256)	(81)	(960)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $535, $205, $987 and $632	955	380	1,765	1,173
Other comprehensive income	2,073	(2,394)	7,059	23,280
Comprehensive income	$79,766	$49,774	$182,137	$142,880
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands, except per share data
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2016	$106,882	$1,766	$1,808,210	$243,217	$(51,133)	$(12,760)	$2,096,182
Comprehensive income				119,600	23,280		142,880
Dividends declared:
Preferred stock				(6,030)			(6,030)
Common stock: $0.36/share				(76,133)			(76,133)
Issuance of common stock		10	6,694			(1,990)	4,714
Issuance of common stock - acquisitions		341	403,690				404,031
Restricted stock compensation			4,644				4,644
Tax benefit of stock-based compensation			292				292
Balance at September 30, 2016	$106,882	$2,117	$2,223,530	$280,654	$(27,853)	$(14,750)	$2,570,580
Balance at January 1, 2017	$106,882	$2,125	$2,234,366	$304,397	$(61,369)	$(14,784)	$2,571,617
Comprehensive income				175,078	7,059		182,137
Dividends declared:
Preferred stock				(6,030)			(6,030)
Common stock: $0.36/share				(103,584)			(103,584)
Issuance of common stock		10	5,178			(4,313)	875
Issuance of common stock - acquisitions		1,116	1,782,308				1,783,424
Assumption of warrant due to acquisition			1,394				1,394
Restricted stock compensation			6,088				6,088
Balance at September 30, 2017	$106,882	$3,251	$4,029,334	$369,861	$(54,310)	$(19,097)	$4,435,921
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$175,078	$119,600
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	60,349	45,059
Provision for credit losses	44,374	43,047
Deferred tax expense	36,706	10,390
Net securities gains	(5,895)	(596)
Tax benefit of stock-based compensation	(735)	(292)
Loans originated for sale	(787,957)	(484,249)
Loans sold	709,323	478,218
Gain on sale of loans	(10,583)	(7,051)
Net change in:
Interest receivable	(10,104)	(1,372)
Interest payable	938	945
Bank owned life insurance	(8,100)	(3,103)
Other, net	(78,095)	(10,708)
Net cash flows provided by operating activities	125,299	189,888
Investing Activities
Net change in loans and leases	(886,944)	(666,413)
Securities available for sale:
Purchases	(1,042,784)	(753,544)
Sales	786,762	615,199
Maturities	404,618	437,406
Securities held to maturity:
Purchases	(842,020)	(875,597)
Sales	57,050	—
Maturities	309,075	259,202
Purchase of bank owned life insurance	(25,102)	(16,579)
Increase in premises and equipment	(46,781)	(37,074)
Net cash received in business combinations	196,964	245,762
Net cash flows used in investing activities	(1,089,162)	(791,638)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	384,103	858,937
Time deposits	306,745	(134,234)
Short-term borrowings	573,102	(15,192)
Proceeds from issuance of long-term borrowings	96,917	39,888
Repayment of long-term borrowings	(150,420)	(119,005)
Net proceeds from issuance of common stock	6,963	9,358
Tax benefit of stock-based compensation	—	292
Cash dividends paid:
Preferred stock	(6,030)	(6,030)
Common stock	(103,584)	(76,133)
Net cash flows provided by financing activities	1,107,796	557,881
Net Increase (Decrease) in Cash and Cash Equivalents	143,933	(43,869)
Cash and cash equivalents at beginning of period	371,407	489,119
Cash and Cash Equivalents at End of Period	$515,340	$445,250
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017
NATURE OF OPERATIONS
F.N.B. Corporation (FNB), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in eight states. We hold a significant retail deposit market share in attractive markets including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of September 30, 2017, we had 423 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. We also operate Regency Finance Company (Regency), which had 76 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of September 30, 2017.
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
The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to the date of the September 30, 2017 balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).
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
We also originate loans guaranteed by the Small Business Administration (SBA) for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. Starting in the first quarter of 2017, the guaranteed portion of SBA loans originated with the intention to sell on the secondary market are classified as held for sale and are carried at the lower of cost or fair value. At the time of the sale, we allocate the carrying value of the entire loan between the guaranteed portion sold and the unguaranteed portion retained based on their relative fair value which results in a discount recorded on the retained portion of the loan. The guaranteed portion is typically sold at a premium and the gain is recognized in other income for any net premium received in excess of the relative fair value of the portion of the loan transferred. The net carrying value of the retained portion of the loans is included in the appropriate loan classification for disclosure purposes, primarily commercial real estate or commercial and industrial.
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
We perform a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Prior to 2017, if, after assessing updated quantitative factors, we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we performed the two-step goodwill impairment test to measure a goodwill impairment charge.

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
We initially record servicing rights at fair value in core deposit and other intangible assets, net on the consolidated balance sheet. Subsequently, servicing rights are measured at the lower of cost or fair value. Servicing rights are amortized in proportion to, and over the period of, estimated net servicing income against servicing income during the period in mortgage banking operations income for residential mortgage loans and non-interest income for SBA-guaranteed loans. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections.
Mortgage servicing rights (MSRs) are separated into pools based on common risk characteristics of the underlying loans and evaluated for impairment at least quarterly. SBA-guaranteed servicing rights are evaluated for impairment at least quarterly on an aggregate basis. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. If impairment exists at the pool level for residential mortgage loans or on an aggregate basis for SBA-guaranteed loans, the servicing right is written down through a valuation allowance and is charged against mortgage banking operations income or non-interest income, respectively.
Bank-Owned Life Insurance (BOLI)
We have purchased life insurance policies on certain current and former directors, officers and employees for which the Corporation is the owner and beneficiary. These policies are recorded in the consolidated balance sheet at their cash surrender value, or the amount that could be realized by surrendering the policies. Tax-exempt income from death benefits and changes in the net cash surrender value are recorded in bank owned life insurance income.
Low Income Housing Tax Credit Partnerships
We invest in various affordable housing projects that qualify for low income housing tax credits (LIHTCs). The investments are recorded in other assets on the consolidated balance sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. Our net investment in LIHTCs was $18.1 million and $14.0 million at September 30, 2017 and December 31, 2016, respectively.
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
Stock Based Compensation
Accounting Standards Update (ASU or Update) 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, provides guidance about which changes to the terms and conditions of a share-based payment award requires the application of modification accounting. The Update is effective in the first quarter of 2018. Early adoption is permitted. This Update was adopted in the third quarter of 2017 by prospective application to awards modified on or after the adoption date. This Update did not have a material effect on our consolidated financial statements.
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

Retirement Benefits
ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization. The Update is effective the first quarter of 2018. Early adoption is permitted. The Update is to be applied using a retrospective transition method to adopt the requirement for separate presentation in the income statement of service costs and other components and a prospective transition method to adopt the requirement to limit the capitalization of benefit costs to the service cost component. We are currently assessing the potential impact to our consolidated financial statements.
Goodwill
ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, eliminates the requirement of Step 2 in the current guidance to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value in Step 1 of the current guidance. The Update is effective the first quarter of 2020. Early adoption is permitted for annual or interim goodwill impairment tests with a measurement date after January 1, 2017. We adopted this Update in the first quarter of 2017 for the next goodwill impairment test. This Update is applied prospectively and is not expected to have a material effect on our consolidated financial statements.
Business Combinations
ASU 2017-01, Business Combinations (Topic 850): Clarifying the Definition of a Business, clarifies the definition of a business with the objective of providing guidance to assist in the evaluation of whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The Update is effective for the first quarter of 2018. Early adoption is permitted for transactions that occurred before the issuance date or effective date of the Update if the transactions were not reported in financial statements that have been issued or made available for issuance. We adopted this Update in the first quarter of 2017. This Update is applied prospectively and is not expected to have a material effect on our consolidated financial statements.
Statement of Cash Flows
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), adds or clarifies guidance on eight cash flow issues. The Update is effective the first quarter of 2018. This Update will be applied retrospectively to all periods presented. Early adoption is permitted. We are currently assessing the potential impact to our consolidated financial statements.
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
Derivative and Hedging Activities
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, improves the financial reporting of hedging to better align with the entity’s risk management activities. In addition, this Update makes certain targeted improvements to simplify the application of the current hedge accounting guidance. The Update is effective in the first quarter of 2019 by modified retrospective method. The presentation and disclosure guidance are applied prospectively. Early adoption is permitted. We are currently assessing the potential impact to our consolidated financial statements.
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
On the acquisition date, the preliminary estimated fair values of YDKN included $6.8 billion in assets, of which there was $5.1 billion in loans and $5.2 billion in deposits. The acquisition was valued at $1.8 billion based on the acquisition date FNB common stock closing price of $15.97 and resulted in FNB issuing 111,619,622 shares of our common stock in exchange for 51,677,565 shares of YDKN common stock. Under the terms of the merger agreement, shareholders of YDKN received 2.16 shares of FNB common stock for each share of YDKN common stock and cash in lieu of fractional shares. YDKN’s fully vested and outstanding stock options were converted into options to purchase and receive FNB common stock. In conjunction with the acquisition, we assumed a warrant that was issued by YDKN to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP). Based on the exchange ratio, this warrant, which expires in 2019, was converted into a warrant to purchase up to 207,320 shares of FNB common stock with an exercise price of $9.63.
The acquisition of YDKN constituted a business combination and has been accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. As of September 30, 2017, we continue to review information relating to events or circumstances existing at the acquisition date. Management anticipates that this review could result in adjustments to the preliminary acquisition date valuation amounts presented due to the complexity and time required by management and third-parties involved in the valuation of loans, core deposit intangibles, premises and equipment, and other real estate owned (OREO). Acquired loans and core deposit intangibles were recorded at provisional amounts based on our preliminary third party valuations. Acquired premises and equipment and OREO were recorded at provisional amounts, and are currently being valued in conjunction with third parties. The valuation of the acquired loans was not final prior to March 31, 2017. An estimate was recorded during the 2017 first quarter based on the results of a valuation exercise conducted and applied to the March 11, 2017 balance of loans acquired from YDKN.
During both the second and third quarters of 2017, we continued to analyze the valuations assigned to the acquired assets and assumed liabilities. Our third-party valuation firm provided revised valuations for loans based on the March 11, 2017 balances, which affected the valuation estimates. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans is not yet final. As a result of revising the loan valuation, the purchase accounting accretion and unfunded commitment amortization amounts are also subject to change. In addition, we have now received third-party valuations on acquired premises resulting in the revised fair values below. Based on the revised valuations and new information, we updated our estimated fair values of these items within our Consolidated Balance Sheet with a corresponding adjustment to goodwill. There was no significant impact on the consolidated income statement for the three months ended September 30, 2017. The measurement period adjustments are reflected in the following table:

(in thousands)
Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Revised Estimate	Increase (Decrease)
Loans and leases	Loans and leases, net	$5,116,497	$5,114,355	$(2,142)
Premises and equipment	Premises and equipment, net	95,208	70,370	(24,838)
Deferred taxes	Other assets	94,307	115,017	20,710
Other liabilities	Other liabilities	70,761	69,863	(898)
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
The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the YDKN acquisition occurred on January 1, 2016, unadjusted for potential cost savings and other business synergies we expect to receive as a result of the acquisition:

(dollars in thousands, except per share data)	FNB	YDKN	Pro Forma Adjustments	Pro Forma Combined
Nine Months Ended September 30, 2017
Revenue (net interest income and non-interest income)	$782,844	$74,574	$519	$857,937
Net income	203,352	22,435	(1,832)	223,955
Net income available to common stockholders	197,322	22,435	(1,832)	217,925
Earnings per common share – basic	0.79	1.06	—	0.74
Earnings per common share – diluted	0.79	1.06	—	0.73
Nine Months Ended September 30, 2016
Revenue (net interest income and non-interest income)	602,924	219,305	(3,968)	818,261
Net income	119,600	41,490	(5,897)	155,193
Net income available to common stockholders	113,570	41,490	(5,897)	149,163
Earnings per common share – basic	0.55	0.88	—	0.48
Earnings per common share – diluted	0.55	0.88	—	0.48
The pro forma adjustments reflect amortization and associated taxes related to the preliminary purchase accounting adjustments made to record various acquired items at fair value.
In connection with the YDKN acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related expenses, that were expensed as incurred, amounted to $55.1 million for the nine months ended September 30, 2017. Contract terminations and severance costs comprised 31.3% and 25.0%, respectively, of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred issuance costs of $0.6 million which were charged to additional paid-in capital.
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
Metro Bancorp, Inc.
On February 13, 2016, we completed our acquisition of Metro Bancorp, Inc. (METR), a bank holding company based in Harrisburg, Pennsylvania. The acquisition enhanced our distribution and scale across Central Pennsylvania, strengthened our position as the largest Pennsylvania-based regional bank and allowed us to leverage the significant infrastructure investments made in connection with the expansion of our product offerings and risk management systems. On the acquisition date, the fair values of METR included $2.8 billion in assets, of which there was $1.9 billion in loans and $2.3 billion in deposits.
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
In connection with the METR acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related charges, that were expensed as incurred, amounted to $0.4 million for the nine months ended September 30, 2017 and $31.0 million for the year ended December 31, 2016. Severance costs comprised 39.9% of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred issuance costs of $0.7 million which were charged to additional paid-in capital.
The following table summarizes the amounts recorded on the consolidated balance sheets as of each of the acquisition dates in conjunction with the acquisitions discussed above:

(in thousands)	YDKN	Fifth Third Branches	METR
Fair value of consideration paid	$1,784,783	$—	$404,242
Fair value of identifiable assets acquired:
Cash and cash equivalents	196,964	198,872	46,890
Securities	940,272	—	722,980
Loans	5,114,355	95,354	1,862,447
Core deposit and other intangible assets	69,555	4,129	24,163
Fixed and other assets	460,124	14,069	127,185
Total identifiable assets acquired	6,781,270	312,424	2,783,665
Fair value of liabilities assumed:
Deposits	5,176,915	302,529	2,328,238
Borrowings	969,385	—	227,539
Other liabilities	72,754	24,041	8,700
Total liabilities assumed	6,219,054	326,570	2,564,477
Fair value of net identifiable assets acquired	562,216	(14,146)	219,188
Goodwill recognized (1)	$1,222,567	$14,146	$185,054

(1)	All of the goodwill for these transactions has been recorded in the Community Banking Segment.

4.    SECURITIES
The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale (AFS):
September 30, 2017
U.S. Treasury	$19,976	$4	$—	$19,980
U.S. government-sponsored entities	357,706	371	(2,465)	355,612
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,646,390	3,213	(7,828)	1,641,775
Agency collateralized mortgage obligations	807,342	191	(10,203)	797,330
Non-agency collateralized mortgage obligations	1	—	—	1
Commercial mortgage-backed securities	—	—	—	—
States of the U.S. and political subdivisions	29,986	28	(9)	30,005
Other debt securities	9,903	11	(208)	9,706
Total debt securities	2,871,304	3,818	(20,713)	2,854,409
Equity securities	587	362	(8)	941
Total securities available for sale	$2,871,891	$4,180	$(20,721)	$2,855,350
December 31, 2016
U.S. Treasury	$29,874	$79	$—	$29,953
U.S. government-sponsored entities	367,604	864	(3,370)	365,098
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,267,535	2,257	(16,994)	1,252,798
Agency collateralized mortgage obligations	546,659	419	(11,104)	535,974
Non-agency collateralized mortgage obligations	891	6	—	897
Commercial mortgage-backed securities	1,292	—	(1)	1,291
States of the U.S. and political subdivisions	36,065	86	(302)	35,849
Other debt securities	9,828	94	(435)	9,487
Total debt securities	2,259,748	3,805	(32,206)	2,231,347
Equity securities	273	367	—	640
Total securities available for sale	$2,260,021	$4,172	$(32,206)	$2,231,987

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity (HTM):
September 30, 2017
U.S. Treasury	$500	$142	$—	$642
U.S. government-sponsored entities	247,462	268	(3,413)	244,317
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,133,911	6,811	(4,355)	1,136,367
Agency collateralized mortgage obligations	713,642	557	(13,703)	700,496
Commercial mortgage-backed securities	81,144	867	(357)	81,654
States of the U.S. and political subdivisions	809,262	8,870	(10,907)	807,225
Total securities held to maturity	$2,985,921	$17,515	$(32,735)	$2,970,701
December 31, 2016
U.S. Treasury	$500	$137	$—	$637
U.S. government-sponsored entities	272,645	348	(4,475)	268,518
Residential mortgage-backed securities:
Agency mortgage-backed securities	852,215	5,654	(8,645)	849,224
Agency collateralized mortgage obligations	743,148	447	(17,801)	725,794
Non-agency collateralized mortgage obligations	1,689	3	(6)	1,686
Commercial mortgage-backed securities	49,797	181	(226)	49,752
States of the U.S. and political subdivisions	417,348	1,456	(19,638)	399,166
Total securities held to maturity	$2,337,342	$8,226	$(50,791)	$2,294,777

During the first nine months of 2017, we received proceeds of $786.8 million from sales of AFS securities and realized a net gain of $3.7 million (gross gains of $4.7 million and gross losses of $1.0 million). We also received proceeds of $57.0 million from sales of HTM securities with a net carrying value of $54.9 million and realized a net gain of $2.2 million (gross gains of $2.2 million and gross losses of $4,000). The HTM securities that were sold represented amortizing securities that had already returned more than 85% of their principal outstanding at the time we acquired the securities and could be sold without tainting the remaining HTM portfolio.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Gross gains	$2,834	$299	$6,845	$597
Gross losses	(57)	—	(950)	(1)
Net gains	$2,777	$299	$5,895	$596

As of September 30, 2017, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$70,291	$70,310	$15,610	$15,584
Due from one to five years	326,956	324,861	240,285	237,150
Due from five to ten years	17,358	17,299	79,476	80,669
Due after ten years	2,966	2,833	721,853	718,781
	417,571	415,303	1,057,224	1,052,184
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,646,390	1,641,775	1,133,911	1,136,367
Agency collateralized mortgage obligations	807,342	797,330	713,642	700,496
Non-agency collateralized mortgage obligations	1	1	—	—
Commercial mortgage-backed securities	—	—	81,144	81,654
Equity securities	587	941	—	—
Total securities	$2,871,891	$2,855,350	$2,985,921	$2,970,701
Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:

(dollars in thousands)	September 30, 2017	December 31, 2016
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,642,235	$2,779,335
As collateral for short-term borrowings	336,392	322,038
Securities pledged as a percent of total securities	68.1%	67.9%

Following are summaries of the fair values and unrealized losses of temporarily impaired securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2017
U.S. government-sponsored entities	10	$193,778	$(1,219)	2	$38,754	$(1,246)	12	$232,532	$(2,465)
Residential mortgage-backed securities:
Agency mortgage-backed securities	49	1,032,211	(7,828)	—	—	—	49	1,032,211	(7,828)
Agency collateralized mortgage obligations	21	411,642	(4,846)	18	173,880	(5,357)	39	585,522	(10,203)
Non-agency collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
States of the U.S. and political subdivisions	4	7,882	(6)	1	886	(3)	5	8,768	(9)
Other debt securities	—	—	—	3	4,704	(208)	3	4,704	(208)
Equity securities	1	185	(8)	—	—	—	1	185	(8)
Total temporarily impaired securities AFS	85	$1,645,698	$(13,907)	24	$218,224	$(6,814)	109	$1,863,922	$(20,721)
December 31, 2016
U.S. government-sponsored entities	11	$211,636	$(3,370)	—	$—	$—	11	$211,636	$(3,370)
Residential mortgage-backed securities:
Agency mortgage-backed securities	55	1,056,731	(16,994)	—	—	—	55	1,056,731	(16,994)
Agency collateralized mortgage obligations	26	346,662	(7,261)	9	89,040	(3,843)	35	435,702	(11,104)
Commercial mortgage-backed securities	1	1,291	(1)	—	—	—	1	1,291	(1)
States of the U.S. and political subdivisions	20	28,631	(302)	—	—	—	20	28,631	(302)
Other debt securities	—	—	—	3	4,470	(435)	3	4,470	(435)
Total temporarily impaired securities AFS	113	$1,644,951	$(27,928)	12	$93,510	$(4,278)	125	$1,738,461	$(32,206)

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Held to Maturity
September 30, 2017
U.S. government-sponsored entities	9	$162,966	$(2,035)	2	$38,621	$(1,378)	11	$201,587	$(3,413)
Residential mortgage-backed securities:
Agency mortgage-backed securities	29	518,680	(4,355)	—	—	—	29	518,680	(4,355)
Agency collateralized mortgage obligations	15	197,186	(2,462)	23	332,491	(11,241)	38	529,677	(13,703)
Commercial mortgage-backed securities	3	14,730	(106)	1	7,562	(251)	4	22,292	(357)
States of the U.S. and political subdivisions	53	189,773	(6,956)	12	33,177	(3,951)	65	222,950	(10,907)
Total temporarily impaired securities HTM	109	$1,083,335	$(15,914)	38	$411,851	$(16,821)	147	$1,495,186	$(32,735)
December 31, 2016
U.S. government-sponsored entities	10	$185,525	$(4,475)	—	$—	$—	10	$185,525	$(4,475)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	551,404	(8,645)	—	—	—	36	551,404	(8,645)
Agency collateralized mortgage obligations	29	516,237	(13,710)	12	112,690	(4,091)	41	628,927	(17,801)
Non-agency collateralized mortgage obligations	3	1,128	(6)	—	—	—	3	1,128	(6)
Commercial mortgage-backed securities	1	12,317	(10)	1	8,267	(216)	2	20,584	(226)
States of the U.S. and political subdivisions	94	247,301	(19,638)	—	—	—	94	247,301	(19,638)
Total temporarily impaired securities HTM	173	$1,513,912	$(46,484)	13	$120,957	$(4,307)	186	$1,634,869	$(50,791)
We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the nine months ended September 30, 2017 or 2016.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $839.3 million as of September 30, 2017 is highly rated with an average entity-specific rating of AA and 99% of the portfolio rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 64.1% of the securities are from municipalities located throughout Pennsylvania, Ohio, Maryland, North Carolina and South Carolina. The average holding size of the securities in the municipal bond portfolio is $2.8 million. In addition to the strong stand-alone ratings, 62.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

5.	LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
September 30, 2017
Commercial real estate	$4,903,796	$3,918,227	$8,822,023
Commercial and industrial	3,159,197	821,387	3,980,584
Commercial leases	238,724	—	238,724
Total commercial loans and leases	8,301,717	4,739,614	13,041,331
Direct installment	1,757,830	168,165	1,925,995
Residential mortgages	1,904,620	705,043	2,609,663
Indirect installment	1,431,111	162	1,431,273
Consumer lines of credit	1,134,620	634,756	1,769,376
Other	39,798	—	39,798
Total loans and leases, net of unearned income	$14,569,696	$6,247,740	$20,817,436
December 31, 2016
Commercial real estate	$4,095,817	$1,339,345	$5,435,162
Commercial and industrial	2,711,886	330,895	3,042,781
Commercial leases	196,636	—	196,636
Total commercial loans and leases	7,004,339	1,670,240	8,674,579
Direct installment	1,765,257	79,142	1,844,399
Residential mortgages	1,446,776	397,798	1,844,574
Indirect installment	1,196,110	203	1,196,313
Consumer lines of credit	1,099,627	201,573	1,301,200
Other	35,878	—	35,878
Total loans and leases, net of unearned income	$12,547,987	$2,348,956	$14,896,943
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans;

•	Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity; and

•	Other is comprised primarily of credit cards, mezzanine loans and student loans.
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

The loans and leases portfolio also contains Regency consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky. Due to the relative size of the Regency consumer finance loan portfolio, these loans are not segregated from other consumer loans. The following table shows certain information relating to the Regency consumer finance loans:

(dollars in thousands)	September 30, 2017	December 31, 2016
Regency consumer finance loans	$172,454	$184,687
Percent of total loans and leases	0.8%	1.2%
The following table shows certain information relating to commercial real estate loans:

(dollars in thousands)	September 30, 2017	December 31, 2016
Commercial construction, acquisition and development loans	$1,095,080	$597,617
Percent of total loans and leases	5.3%	4.0%
Commercial real estate:
Percent owner-occupied	35.1%	36.2%
Percent non-owner-occupied	64.9%	63.8%
Acquired Loans
All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1 of our 2016 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Accounted for under ASC 310-30:
Outstanding balance	$5,625,305	$2,346,687
Carrying amount	5,266,494	2,015,904
Accounted for under ASC 310-20:
Outstanding balance	1,000,780	342,015
Carrying amount	974,463	325,784
Total acquired loans:
Outstanding balance	6,626,085	2,688,702
Carrying amount	6,240,957	2,341,688
The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.
The carrying amount of purchased credit impaired loans included in the table above totaled $20.3 million at September 30, 2017 and $2.8 million at December 31, 2016, representing 0.3% and 0.1% of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Nine Months Ended September 30,
(in thousands)	2017	2016
Balance at beginning of period	$467,070	$256,120
Acquisitions	444,715	308,311
Reduction due to unexpected early payoffs	(90,097)	(60,920)
Reclass from non-accretable difference	163,714	66,807
Disposals/transfers	(341)	(343)
Other	1,129	—
Accretion	(164,219)	(77,180)
Balance at end of period	$821,971	$492,795
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
During the nine months ended September 30, 2017, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $163.7 million from the non-accretable difference to accretable yield. This reclassification was $66.8 million for the nine months ended September 30, 2016. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.
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
Following is a summary of non-performing assets:

(dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual loans	$88,391	$65,479
Troubled debt restructurings	23,147	20,428
Total non-performing loans	111,538	85,907
Other real estate owned (OREO)	35,416	32,490
Total non-performing assets	$146,954	$118,397
Asset quality ratios:
Non-performing loans / total loans and leases	0.54%	0.58%
Non-performing loans + OREO / total loans and leases + OREO	0.70%	0.79%
Non-performing assets / of total assets	0.47%	0.54%
The carrying value of residential OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure totaled $4.7 million at September 30, 2017 and $5.3 million at December 31, 2016. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2017 and December 31, 2016 totaled $13.8 million and $12.0 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
September 30, 2017
Commercial real estate	$5,023	$1	$24,188	$29,212	$4,874,584	$4,903,796
Commercial and industrial	4,880	1,906	32,541	39,327	3,119,870	3,159,197
Commercial leases	1,293	—	1,199	2,492	236,232	238,724
Total commercial loans and leases	11,196	1,907	57,928	71,031	8,230,686	8,301,717
Direct installment	10,139	4,104	8,858	23,101	1,734,729	1,757,830
Residential mortgages	10,518	2,593	5,687	18,798	1,885,822	1,904,620
Indirect installment	7,765	437	1,927	10,129	1,420,982	1,431,111
Consumer lines of credit	4,545	704	2,456	7,705	1,126,915	1,134,620
Other	291	533	928	1,752	38,046	39,798
Total originated loans and leases	$44,454	$10,278	$77,784	$132,516	$14,437,180	$14,569,696
December 31, 2016
Commercial real estate	$8,452	$1	$20,114	$28,567	$4,067,250	$4,095,817
Commercial and industrial	16,019	3	24,141	40,163	2,671,723	2,711,886
Commercial leases	973	1	3,429	4,403	192,233	196,636
Total commercial loans and leases	25,444	5	47,684	73,133	6,931,206	7,004,339
Direct installment	10,573	4,386	6,484	21,443	1,743,814	1,765,257
Residential mortgages	10,594	3,014	3,316	16,924	1,429,852	1,446,776
Indirect installment	9,312	513	1,983	11,808	1,184,302	1,196,110
Consumer lines of credit	3,529	1,112	1,616	6,257	1,093,370	1,099,627
Other	398	83	1,000	1,481	34,397	35,878
Total originated loans and leases	$59,850	$9,113	$62,083	$131,046	$12,416,941	$12,547,987

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	Discount	Total Loans
Acquired Loans
September 30, 2017
Commercial real estate	$36,343	$64,905	$3,485	$104,733	$4,019,956	$(206,462)	$3,918,227
Commercial and industrial	8,764	4,968	6,151	19,883	845,806	(44,302)	821,387
Total commercial loans	45,107	69,873	9,636	124,616	4,865,762	(250,764)	4,739,614
Direct installment	3,471	1,721	—	5,192	161,616	1,357	168,165
Residential mortgages	20,535	11,347	—	31,882	715,366	(42,205)	705,043
Indirect installment	—	1	—	1	18	143	162
Consumer lines of credit	6,726	5,253	971	12,950	635,765	(13,959)	634,756
Total acquired loans	$75,839	$88,195	$10,607	$174,641	$6,378,527	$(305,428)	$6,247,740
December 31, 2016
Commercial real estate	$9,501	$23,890	$949	$34,340	$1,384,752	$(79,747)	$1,339,345
Commercial and industrial	1,789	2,942	2,111	6,842	353,494	(29,441)	330,895
Total commercial loans	11,290	26,832	3,060	41,182	1,738,246	(109,188)	1,670,240
Direct installment	2,317	1,344	—	3,661	73,479	2,002	79,142
Residential mortgages	8,428	10,816	—	19,244	416,561	(38,007)	397,798
Indirect installment	19	4	—	23	96	84	203
Consumer lines of credit	2,156	1,528	336	4,020	201,958	(4,405)	201,573
Total acquired loans	$24,210	$40,524	$3,396	$68,130	$2,430,340	$(149,514)	$2,348,956

(1)	Past due information for acquired loans is based on the contractual balance outstanding at September 30, 2017 and December 31, 2016.

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
The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
September 30, 2017
Commercial real estate	$4,694,676	$111,657	$97,047	$416	$4,903,796
Commercial and industrial	2,907,083	148,668	95,203	8,243	3,159,197
Commercial leases	232,622	4,689	1,413	—	238,724
Total originated commercial loans and leases	$7,834,381	$265,014	$193,663	$8,659	$8,301,717
December 31, 2016
Commercial real estate	$3,895,764	$130,452	$69,588	$13	$4,095,817
Commercial and industrial	2,475,955	104,652	128,089	3,190	2,711,886
Commercial leases	188,662	3,789	4,185	—	196,636
Total originated commercial loans and leases	$6,560,381	$238,893	$201,862	$3,203	$7,004,339
Acquired Loans
September 30, 2017
Commercial real estate	$3,368,100	$315,350	$234,555	$222	$3,918,227
Commercial and industrial	714,568	50,183	56,546	90	821,387
Total acquired commercial loans	$4,082,668	$365,533	$291,101	$312	$4,739,614
December 31, 2016
Commercial real estate	$1,144,676	$85,894	$108,128	$647	$1,339,345
Commercial and industrial	274,819	20,593	34,967	516	330,895
Total acquired commercial loans	$1,419,495	$106,487	$143,095	$1,163	$1,670,240
Credit quality information for acquired loans is based on the contractual balance outstanding at September 30, 2017 and December 31, 2016.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non- Performing	Total
Originated loans
September 30, 2017
Direct installment	$1,740,699	$17,131	$1,757,830
Residential mortgages	1,889,056	15,564	1,904,620
Indirect installment	1,428,988	2,123	1,431,111
Consumer lines of credit	1,130,884	3,736	1,134,620
Total originated consumer loans	$6,189,627	$38,554	$6,228,181
December 31, 2016
Direct installment	$1,750,305	$14,952	$1,765,257
Residential mortgages	1,433,409	13,367	1,446,776
Indirect installment	1,193,930	2,180	1,196,110
Consumer lines of credit	1,096,642	2,985	1,099,627
Total originated consumer loans	$5,474,286	$33,484	$5,507,770
Acquired loans
September 30, 2017
Direct installment	$168,093	$72	$168,165
Residential mortgages	705,043	—	705,043
Indirect installment	162	—	162
Consumer lines of credit	632,990	1,766	634,756
Total acquired consumer loans	$1,506,288	$1,838	$1,508,126
December 31, 2016
Direct installment	$79,142	$—	$79,142
Residential mortgages	397,798	—	397,798
Indirect installment	203	—	203
Consumer lines of credit	201,061	512	201,573
Total acquired consumer loans	$678,204	$512	$678,716
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

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Nine Months Ended September 30, 2017
Commercial real estate	$28,519	$21,804	$2,269	$24,073	$416	$24,348
Commercial and industrial	39,760	15,327	16,435	31,762	8,243	37,340
Commercial leases	1,199	1,199	—	1,199	—	1,608
Total commercial loans and leases	69,478	38,330	18,704	57,034	8,659	63,296
Direct installment	19,648	17,131	—	17,131	—	16,729
Residential mortgages	16,883	15,564	—	15,564	—	15,059
Indirect installment	5,219	2,123	—	2,123	—	2,032
Consumer lines of credit	4,767	3,736	—	3,736	—	3,536
Other	—	—	—	—	—	—
Total	$115,995	$76,884	$18,704	$95,588	$8,659	$100,652
At or for the Year Ended December 31, 2016
Commercial real estate	$23,771	$19,699	$464	$20,163	$13	$19,217
Commercial and industrial	25,719	14,781	8,996	23,777	3,190	29,730
Commercial leases	3,429	3,429	—	3,429	—	3,394
Total commercial loans and leases	52,919	37,909	9,460	47,369	3,203	52,341
Direct installment	16,440	14,952	—	14,952	—	14,997
Residential mortgages	14,090	13,367	—	13,367	—	13,200
Indirect installment	5,172	2,180	—	2,180	—	2,037
Consumer lines of credit	3,858	2,985	—	2,985	—	2,813
Other	1,000	1,000	—	1,000	—	1,000
Total	$93,479	$72,393	$9,460	$81,853	$3,203	$86,388
Interest income continued to accrue on certain impaired loans and totaled approximately $3.7 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. The above tables do not reflect the additional allowance for credit losses relating to acquired loans. Following is a summary of the allowance for credit losses required for acquired loans due to changes in credit quality subsequent to the acquisition date:

(in thousands)	September 30, 2017	December 31, 2016
Commercial real estate	$4,242	$4,538
Commercial and industrial	—	500
Total commercial loans	4,242	5,038
Direct installment	1,637	1,005
Residential mortgages	647	632
Indirect installment	213	221
Consumer lines of credit	43	372
Total allowance on acquired loans	$6,782	$7,268

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
Following is a summary of the payment status of TDRs:

(in thousands)	Originated	Acquired	Total
September 30, 2017
Accruing:
Performing	$16,601	$252	$16,853
Non-performing	19,629	3,518	23,147
Non-accrual	14,192	—	14,192
Total TDRs	$50,422	$3,770	$54,192
December 31, 2016
Accruing:
Performing	$17,105	$365	$17,470
Non-performing	20,252	176	20,428
Non-accrual	9,035	—	9,035
Total TDRs	$46,392	$541	$46,933
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the nine months ended September 30, 2017, we returned to performing status $3.7 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.
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

(in thousands)	September 30, 2017	December 31, 2016
Specific reserves for commercial TDRs	$253	$291
Pooled reserves for individual loans under $500	262	276
All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $3.9 million and $3.7 million at September 30, 2017 and December 31, 2016, respectively. Upon default of an individual loan, our charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	2	$595	$560
Commercial and industrial	1	15	10	3	3,568	4,169
Total commercial loans	1	15	10	5	4,163	4,729
Direct installment	141	1,037	919	474	4,014	3,580
Residential mortgages	14	946	952	30	1,539	1,446
Indirect installment	3	5	4	12	36	32
Consumer lines of credit	9	77	50	51	1,080	901
Total	168	$2,080	$1,935	572	$10,832	$10,688

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	4	$778	$737
Commercial and industrial	3	1,504	1,504	3	1,727	1,504
Total commercial loans	3	1,504	1,504	7	2,505	2,241
Direct installment	123	1,029	1,018	388	5,051	4,749
Residential mortgages	9	508	532	36	1,946	1,893
Indirect installment	9	23	22	14	40	40
Consumer lines of credit	20	395	364	56	878	837
Total	164	$3,459	$3,440	501	$10,420	$9,760
Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	1	$463	1	$463
Commercial and industrial	—	—	3	326
Total commercial loans	1	463	4	789
Direct installment	39	265	91	278
Residential mortgages	1	80	4	264
Indirect installment	4	22	12	22
Consumer lines of credit	3	26	4	89
Total	48	$856	115	$1,442

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—
Total commercial loans	—	—	—	—
Direct installment	26	408	76	377
Residential mortgages	5	189	7	282
Indirect installment	6	19	12	19
Consumer lines of credit	1	25	3	91
Total	38	$641	98	$769

6.	ALLOWANCE FOR CREDIT LOSSES
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

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2017
Commercial real estate	$46,958	$(610)	$93	$(517)	$1,682	$48,123
Commercial and industrial	54,108	(6,592)	298	(6,294)	5,889	53,703
Commercial leases	4,122	(112)	1	(111)	818	4,829
Total commercial loans and leases	105,188	(7,314)	392	(6,922)	8,389	106,655
Direct installment	20,736	(3,247)	402	(2,845)	2,786	20,677
Residential mortgages	11,252	(155)	8	(147)	1,630	12,735
Indirect installment	10,574	(2,468)	861	(1,607)	2,380	11,347
Consumer lines of credit	9,504	(522)	98	(424)	972	10,052
Other	1,838	(1,386)	298	(1,088)	1,018	1,768
Total allowance on originated loans and leases	159,092	(15,092)	2,059	(13,033)	17,175	163,234
Purchased credit-impaired loans	640	(21)	34	13	137	790
Other acquired loans	5,967	(222)	791	569	(544)	5,992
Total allowance on acquired loans	6,607	(243)	825	582	(407)	6,782
Total allowance	$165,699	$(15,335)	$2,884	$(12,451)	$16,768	$170,016
Nine Months Ended September 30, 2017
Commercial real estate	$46,635	$(1,916)	$959	$(957)	$2,445	$48,123
Commercial and industrial	47,991	(16,791)	955	(15,836)	21,548	53,703
Commercial leases	3,280	(826)	5	(821)	2,370	4,829
Total commercial loans and leases	97,906	(19,533)	1,919	(17,614)	26,363	106,655
Direct installment	21,391	(9,366)	1,611	(7,755)	7,041	20,677
Residential mortgages	10,082	(517)	179	(338)	2,991	12,735
Indirect installment	10,564	(6,804)	2,256	(4,548)	5,331	11,347
Consumer lines of credit	9,456	(1,563)	413	(1,150)	1,746	10,052
Other	1,392	(3,180)	978	(2,202)	2,578	1,768
Total allowance on originated loans and leases	150,791	(40,963)	7,356	(33,607)	46,050	163,234
Purchased credit-impaired loans	572	(22)	34	12	206	790
Other acquired loans	6,696	(778)	1,956	1,178	(1,882)	5,992
Total allowance on acquired loans	7,268	(800)	1,990	1,190	(1,676)	6,782
Total allowance	$158,059	$(41,763)	$9,346	$(32,417)	$44,374	$170,016

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2016
Commercial real estate	$44,428	$(3,537)	$1,810	$(1,727)	$(334)	$42,367
Commercial and industrial	51,475	(6,753)	598	(6,155)	8,388	53,708
Commercial leases	3,047	(100)	3	(97)	257	3,207
Total commercial loans and leases	98,950	(10,390)	2,411	(7,979)	8,311	99,282
Direct installment	21,543	(2,464)	545	(1,919)	1,463	21,087
Residential mortgages	8,410	(144)	11	(133)	969	9,246
Indirect installment	9,543	(1,781)	617	(1,164)	1,983	10,362
Consumer lines of credit	9,149	(459)	82	(377)	499	9,271
Other	1,124	(709)	3	(706)	847	1,265
Total allowance on originated loans and leases	148,719	(15,947)	3,669	(12,278)	14,072	150,513
Purchased credit-impaired loans	632	—	42	42	(102)	572
Other acquired loans	5,018	(240)	362	122	669	5,809
Total allowance on acquired loans	5,650	(240)	404	164	567	6,381
Total allowance	$154,369	$(16,187)	$4,073	$(12,114)	$14,639	$156,894
Nine Months Ended September 30, 2016
Commercial real estate	$41,741	$(5,572)	$3,516	$(2,056)	$2,682	$42,367
Commercial and industrial	41,023	(12,722)	978	(11,744)	24,429	53,708
Commercial leases	2,541	(817)	49	(768)	1,434	3,207
Total commercial loans and leases	85,305	(19,111)	4,543	(14,568)	28,545	99,282
Direct installment	21,587	(7,552)	1,453	(6,099)	5,599	21,087
Residential mortgages	7,909	(301)	68	(233)	1,570	9,246
Indirect installment	9,889	(5,486)	1,545	(3,941)	4,414	10,362
Consumer lines of credit	9,582	(1,461)	187	(1,274)	963	9,271
Other	1,013	(1,988)	35	(1,953)	2,205	1,265
Total allowance on originated loans and leases	135,285	(35,899)	7,831	(28,068)	43,296	150,513
Purchased credit-impaired loans	834	(399)	42	(357)	95	572
Other acquired loans	5,893	(687)	947	260	(344)	5,809
Total allowance on acquired loans	6,727	(1,086)	989	(97)	(249)	6,381
Total allowance	$142,012	$(36,985)	$8,820	$(28,165)	$43,047	$156,894

Following is a summary of the individual and collective originated allowance for credit losses and corresponding loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2017
Commercial real estate	$416	$47,707	$4,903,796	$14,002	$4,889,794
Commercial and industrial	8,243	45,460	3,159,197	27,935	3,131,262
Commercial leases	—	4,829	238,724	—	238,724
Total commercial loans and leases	8,659	97,996	8,301,717	41,937	8,259,780
Direct installment	—	20,677	1,757,830	—	1,757,830
Residential mortgages	—	12,735	1,904,620	—	1,904,620
Indirect installment	—	11,347	1,431,111	—	1,431,111
Consumer lines of credit	—	10,052	1,134,620	—	1,134,620
Other	—	1,768	39,798	—	39,798
Total	$8,659	$154,575	$14,569,696	$41,937	$14,527,759
December 31, 2016
Commercial real estate	$13	$46,622	$4,095,817	$12,973	$4,082,844
Commercial and industrial	3,190	44,801	2,711,886	21,746	2,690,140
Commercial leases	—	3,280	196,636	—	196,636
Total commercial loans and leases	3,203	94,703	7,004,339	34,719	6,969,620
Direct installment	—	21,391	1,765,257	—	1,765,257
Residential mortgages	—	10,082	1,446,776	—	1,446,776
Indirect installment	—	10,564	1,196,110	—	1,196,110
Consumer lines of credit	—	9,456	1,099,627	—	1,099,627
Other	—	1,392	35,878	—	35,878
Total	$3,203	$147,588	$12,547,987	$34,719	$12,513,268

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

7.	LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:

(in thousands)	September 30, 2017	December 31, 2016
Mortgage loans sold with servicing retained	$3,029,000	$1,800,000

The following table summarizes activity relating to residential mortgage loans sold with servicing retained:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Residential mortgage loans sold with servicing retained	$305,752	$201,496	$1,469,352	$444,507
Mortgage servicing fees (1)	1,902	982	5,512	2,746
(1) Recorded in mortgage banking operations.

Following is a summary of the MSR activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance at beginning of period	$24,444	$10,303	$13,521	$8,921
Fair value of MSRs acquired	—	—	8,553	—
Additions	3,500	2,144	7,530	4,739
Payoffs and curtailments	(432)	(247)	(1,012)	(544)
Amortization	(626)	(424)	(1,706)	(1,340)
Balance at end of period	$26,886	$11,776	$26,886	$11,776
Fair value, beginning of period	$27,173	$11,504	$17,546	$11,503
Fair value, end of period	29,004	12,717	29,004	12,717

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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:

(dollars in thousands)	September 30, 2017	December 31, 2016
Weighted average life (months)	77.7	79.0
Constant prepayment rate (annualized)	10.4%	9.9%
Discount rate	9.8%	9.8%
Effect on fair value due to change in interest rates:
+0.25%	$1,638	$692
+0.50%	3,080	1,288
-0.25%	(1,826)	(789)
-0.50%	(3,724)	(1,680)
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

SBA-Guaranteed Loan Servicing
Beginning in March 2017, as a result of the YDKN acquisition, we retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was as follows:

(in thousands)	September 30, 2017
SBA loans sold to investors with servicing retained	$310,000

The following table summarizes activity relating to SBA loans sold with servicing retained:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2017	2017
SBA loans sold with servicing retained	$16,443	$42,172
Pretax gains resulting from above loan sales (1)	964	1,780
SBA servicing fees (1)	702	1,444
(1) Recorded in non-interest income.
Following is a summary of the activity in SBA servicing assets:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2017	2017
Balance at beginning of period	$5,284	$—
Fair value of servicing rights acquired	—	5,399
Additions	391	655
Impairment (charge) / recovery	(50)	(50)
Amortization	(342)	(721)
Balance at end of period	$5,283	$5,283
Fair value, beginning of period	$5,299	$—
Fair value, end of period	5,283	$5,283
Following is a summary of key assumptions and the sensitivity of the SBA loan servicing rights to changes in these assumptions at September 30, 2017:

	September 30, 2017
		Decline in fair value due to
(dollars in thousands)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	67.3
Constant prepayment rate (annualized)	8.06%	$(138)	$(270)	$—	$—
Discount rate	13.99	—	—	(162)	(315)
The fair value of the SBA servicing assets is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We had a $50,000 valuation allowance for SBA servicing assets as of September 30, 2017.

8.	BORROWINGS
Following is a summary of short-term borrowings:

(in thousands)	September 30, 2017	December 31, 2016
Securities sold under repurchase agreements	$309,779	$313,062
Federal Home Loan Bank advances	2,065,000	1,025,000
Federal funds purchased	1,362,000	1,037,000
Subordinated notes	135,522	127,948
Total short-term borrowings	$3,872,301	$2,503,010
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.
Following is a summary of long-term borrowings:

(in thousands)	September 30, 2017	December 31, 2016
Federal Home Loan Bank advances	$300,074	$305,110
Subordinated notes	88,029	87,147
Junior subordinated debt	110,226	48,600
Other subordinated debt	160,454	98,637
Total long-term borrowings	$658,783	$539,494
Our banking affiliate has available credit with the FHLB of $7.9 billion of which $2.4 billion was utilized as of September 30, 2017. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.11% to 4.19% for the nine months ended September 30, 2017 and 0.95% to 4.19% for the year ended December 31, 2016.
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

The following table provides information relating to the Trusts as of September 30, 2017:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date		Interest Rate and Rate Reset Factor
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/2036	2.97%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,464	10/18/2034	3.49%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25,000	774	20,801	12/15/2037	2.64%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25,000	774	21,747	9/30/2035	2.76%	LIBOR + 146 bps
American Community Capital Trust II	10,000	310	10,450	12/15/2033	4.10%	LIBOR + 280 bps
Crescent Financial Capital Trust I	8,000	248	8,599	10/7/2033	4.40%	LIBOR + 310 bps
Total	$115,500	$3,885	$110,226

9.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities:

	September 30, 2017			December 31, 2016
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$705,000	$807	$1,248	$450,000	$9,256	$1,171
Interest rate swaps – not designated	2,061,003	491	13,864	1,689,157	12,720	34,046
Equity contracts – not designated	1,180	49	—	1,180	61	—
Total subject to master netting arrangements	2,767,183	1,347	15,112	2,140,337	22,037	35,217
Not subject to master netting arrangements:
Interest rate swaps – not designated	2,061,003	36,814	9,859	1,689,157	32,170	11,866
Interest rate lock commitments – not designated	159,437	4,569	56	—	—	—
Forward delivery commitments – not designated	202,040	705	199	—	—	—
Credit risk contracts – not designated	234,562	42	153	174,538	13	123
Equity contracts – not designated	1,180	—	49	1,180	—	61
Total not subject to master netting arrangements	2,658,222	42,130	10,316	1,864,875	32,183	12,050
Total	$5,425,405	$43,477	$25,428	$4,005,212	$54,220	$47,267
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
Following is a summary of key data related to interest rate contracts:

(in thousands)	September 30, 2017	December 31, 2016
Notional amount	$705,000	$450,000
Fair value included in other assets	807	9,256
Fair value included in other liabilities	1,248	1,171

The following table shows amounts reclassified from accumulated other comprehensive income (AOCI) for the nine months ended September 30, 2017:

(in thousands)	Total	Net of Tax
Reclassified from AOCI to interest income	$1,185	$770
Reclassified from AOCI to interest expense	1,059	688
As of September 30, 2017, the maximum length of time over which forecasted interest cash flows are hedged is 6 years. In the twelve months that follow September 30, 2017, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $385,000 ($250,000 net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2017.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the nine months ended September 30, 2017 and 2016, there was no hedge ineffectiveness. Also, during the nine months ended September 30, 2017 and 2016, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Following is a summary of key data related to interest rate swaps:

(in thousands)	September 30, 2017	December 31, 2016
Notional amount	$4,122,006	$3,378,314
Fair value included in other assets	37,305	44,890
Fair value included in other liabilities	23,723	45,912
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
Risk participation agreements sold with notional amounts totaling $159.7 million as of September 30, 2017 have remaining terms ranging from 2 months to 9 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $153,000 and $123,000 at September 30, 2017 and December 31, 2016, respectively. The fair values of risk participation agreements purchased and sold were not material at September 30, 2017 and December 31, 2016.
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.9 million and $1.1 million as of September 30, 2017 and December 31, 2016, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents information about derivative assets and derivative liabilities that are subject to enforceable master netting arrangements as well as those not subject to enforceable master netting arrangements:

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
September 30, 2017
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$807	$—	$807
Not designated	491	—	491
Equity contracts – not designated	49	—	49
Not subject to master netting arrangements:
Interest rate contracts – not designated	36,814	—	36,814
Interest rate lock commitments – not designated	4,569	—	4,569
Forward delivery commitments – not designated	705	—	705
Credit risk contracts – not designated	42	—	42
Total derivative assets	$43,477	$—	$43,477

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,248	$—	$1,248
Not designated	13,864	—	13,864
Not subject to master netting arrangements:
Interest rate contracts – not designated	9,859	—	9,859
Interest rate lock commitments – not designated	56	—	56
Forward delivery commitments – not designated	199	—	199
Credit risk contracts – not designated	153	—	153
Equity contracts – not designated	49	—	49
Total derivative liabilities	$25,428	$—	$25,428

(in thousands)	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
December 31, 2016
Derivative Assets
Subject to master netting arrangements:
Interest rate contracts
Designated	$9,256	$—	$9,256
Not designated	12,720	—	12,720
Equity contracts – not designated	61	—	61
Not subject to master netting arrangements:
Interest rate contracts – not designated	32,170	—	32,170
Credit risk contracts – not designated	13	—	13
Total derivative assets	$54,220	$—	$54,220

Derivative Liabilities
Subject to master netting arrangements:
Interest rate contracts
Designated	$1,171	$—	$1,171
Not designated	34,046	—	34,046
Not subject to master netting arrangements:
Interest rate contracts – not designated	11,866	—	11,866
Credit risk contracts – not designated	123	—	123
Equity contracts – not designated	61	—	61
Total derivative liabilities	$47,267	$—	$47,267

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheets to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
September 30, 2017
Derivative Assets
Interest rate contracts:
Designated	$807	$807	$—	$—
Not designated	491	491	—	—
Equity contracts – not designated	49	49	—	—
Total	$1,347	$1,347	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$1,248	$1,248	$—	$—
Not designated	13,864	12,973	—	891
Total	$15,112	$14,221	$—	$891

December 31, 2016
Derivative Assets
Interest rate contracts:
Designated	$9,256	$843	$8,413	$—
Not designated	12,720	474	12,132	114
Equity contracts – not designated	61	61	—	—
Total	$22,037	$1,378	$20,545	$114

Derivative Liabilities
Interest rate contracts:
Designated	$1,171	$1,171	$—	$—
Not designated	34,046	15,490	17,651	905
Total	$35,217	$16,661	$17,651	$905
The following table presents the effect of certain derivative financial instruments on the income statement:

		Nine Months Ended September 30,
(in thousands)	Income Statement Location	2017	2016
Interest Rate Contracts	Interest income - loans and leases	$1,185	$2,030
Interest Rate Contracts	Interest expense – short-term borrowings	1,059	554
Interest Rate Swaps	Other income	(592)	(467)
Credit Risk Contracts	Other income	(1)	(172)

10.	COMMITMENTS, CREDIT RISK AND CONTINGENCIES
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
Following is a summary of off-balance sheet credit risk information:

(in thousands)	September 30, 2017	December 31, 2016
Commitments to extend credit	$7,013,577	$4,486,164
Standby letters of credit	136,139	117,732
At September 30, 2017, funding of 75.9% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
Restricted Stock
We issue restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under our Incentive Compensation Plan (Plan). Beginning in 2014, we issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo Simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield.
We issued 251,379 and 277,174 performance-based restricted stock units during the first nine months of 2017 and 2016, respectively. For performance-based restricted stock awards granted, the recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on our total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.
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
The following table details our issuance of restricted stock awards and the aggregate weighted average grant date fair values under these plans for the years indicated. As of September 30, 2017, we had available up to 2,654,901 shares of common stock to issue under this Plan.

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Restricted stock awards	713,998	574,125
Weighted average grant date fair values	$10,474	$7,383
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

The following table summarizes the activity relating to restricted stock awards during the periods indicated:

	Nine Months Ended September 30,
	2017		2016
	Awards	Weighted Average Grant Price per Share	Awards	Weighted Average Grant Price per Share
Unvested awards outstanding at beginning of period	1,836,363	$12.97	1,548,444	$12.85
Granted	713,998	14.67	574,125	12.86
Vested	(594,560)	12.84	(374,579)	12.11
Forfeited/expired	(27,109)	13.94	(21,486)	12.98
Dividend reinvestment	46,969	13.79	44,534	12.25
Unvested awards outstanding at end of period	1,975,661	13.63	1,771,038	13.00
The following table provides certain information related to restricted stock awards:

(in thousands)	Nine Months Ended September 30,
	2017	2016
Stock-based compensation expense	$6,088	$4,644
Tax benefit related to stock-based compensation expense	2,131	1,625
Fair value of awards vested	8,046	4,563

As of September 30, 2017, there was $14.3 million of unrecognized compensation cost related to unvested restricted stock awards, including $0.8 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of September 30, 2017 are as follows:

(dollars in thousands)	Service- Based Awards	Performance- Based Awards	Total
Unvested restricted stock awards	1,070,545	905,116	1,975,661
Unrecognized compensation expense	$8,258	$6,009	$14,267
Intrinsic value	$15,020	$12,699	$27,719
Weighted average remaining life (in years)	2.21	1.96	2.10
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

The following table summarizes the activity relating to stock options during the periods indicated:

	Nine Months Ended September 30,
	2017		2016
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	892,532	$8.95	435,340	$8.86
Assumed from acquisitions	207,645	8.92	1,707,036	7.83
Exercised	(163,455)	9.41	(352,094)	6.89
Forfeited/expired	(56,687)	11.16	(93,628)	6.74
Options outstanding and exercisable at end of period	880,035	8.72	1,696,654	8.35
The intrinsic value of outstanding and exercisable stock options at September 30, 2017 was $3.8 million.
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
In conjunction with the Annapolis Bancorp, Inc. (ANNB) acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of our common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 399,136, with a resulting lower exercise price of $3.06 per share as of September 30, 2017. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.
In conjunction with the YDKN acquisition on March 11, 2017, the warrant issued by YDKN to the UST under the CPP has been converted into a warrant to purchase up to 207,320 shares of our common stock at an exercise price of $9.63 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 209,232, with a resulting lower exercise price of $9.54 per share as of September 30, 2017. The warrant, which was recorded at its fair value on March 11, 2017, was sold at auction by the UST and expires in 2019.

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

	Nine Months Ended September 30,
(in thousands)	2017	2016
401(k) contribution expense	$9,081	$6,941
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

Additionally, we sponsor a qualified non-contributory defined benefit pension plan and two supplemental non-qualified retirement plans that have been frozen. The net periodic benefit credit for these plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Service cost	$(3)	$(4)	$(11)	$(12)
Interest cost	1,463	1,521	4,417	4,609
Expected return on plan assets	(2,427)	(2,354)	(7,281)	(7,060)
Amortization:
Unrecognized prior service cost	2	2	6	6
Unrecognized loss	603	584	1,859	1,800
Net periodic pension credit	$(362)	$(251)	$(1,010)	$(657)

13.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2017
Balance at beginning of period	$(18,222)	$5,254	$(48,401)	$(61,369)
Other comprehensive income before reclassifications	8,027	(2,254)	1,765	7,538
Amounts reclassified from AOCI	(398)	(81)	—	(479)
Net current period other comprehensive income	7,629	(2,335)	1,765	7,059
Balance at end of period	$(10,593)	$2,919	$(46,636)	$(54,310)
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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2017	2016	2017	2016
Net income	$77,693	$52,168	$175,078	$119,600
Less: Preferred stock dividends	2,010	2,010	6,030	6,030
Net income available to common stockholders	$75,683	$50,158	$169,048	$113,570
Basic weighted average common shares outstanding	323,410,932	210,306,834	295,012,986	204,687,092
Net effect of dilutive stock options, warrants and restricted stock	1,493,836	1,483,896	1,639,810	1,446,648
Diluted weighted average common shares outstanding	324,904,768	211,790,730	296,652,796	206,133,740
Earnings per common share:
Basic	$0.23	$0.24	$0.57	$0.55
Diluted	$0.23	$0.24	$0.57	$0.55
The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average shares excluded from the diluted earnings per common share calculation	1,842	14,859	1,059	14,041

15.	CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:

	Nine Months Ended September 30,
	2017	2016
(in thousands)
Interest paid on deposits and other borrowings	$89,014	$48,315
Income taxes paid	52,500	47,500
Transfers of loans to other real estate owned	24,025	13,055
Financing of other real estate owned sold	19	441
Supplemental non-cash information relating to our acquisitions is included in Note 3, “Mergers and Acquisitions.”

16.	BUSINESS SEGMENTS
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

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2017
Interest income	$249,923	$—	$20	$9,981	$3,590	$263,514
Interest expense	29,463	—	—	938	7,882	38,283
Net interest income	220,460	—	20	9,043	(4,292)	225,231
Provision for credit losses	14,847	—	—	1,921	—	16,768
Non-interest income	52,020	10,006	4,209	741	(825)	66,151
Non-interest expense (1)	142,015	7,451	3,907	5,261	304	158,938
Amortization of intangibles	4,689	64	52	—	—	4,805
Income tax expense (benefit)	33,238	904	105	1,038	(2,107)	33,178
Net income (loss)	77,691	1,587	165	1,564	(3,314)	77,693
Total assets	30,889,485	23,573	21,242	185,209	3,786	31,123,295
Total intangibles	2,359,661	10,224	12,179	1,809	—	2,383,873
At or for the Three Months Ended September 30, 2016
Interest income	$162,714	$—	$21	$10,260	$2,115	$175,110
Interest expense	14,791	—	—	949	1,864	17,604
Net interest income	147,923	—	21	9,311	251	157,506
Provision for credit losses	12,766	—	—	1,517	356	14,639
Non-interest income	40,760	8,835	3,847	728	(930)	53,240
Non-interest expense (1)	101,744	6,619	3,249	5,328	539	117,479
Amortization of intangibles	3,422	65	84	—	—	3,571
Income tax expense (benefit)	21,449	781	196	1,238	(775)	22,889
Net income	49,302	1,370	339	1,956	(799)	52,168
Total assets	21,383,500	19,490	21,464	191,524	(32,064)	21,583,914
Total intangibles	1,079,196	10,253	12,394	1,809	—	1,103,652
(1) Excludes amortization of intangibles, which is presented separately.

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2017
Interest income	$677,221	$—	$59	$29,997	$1,964	$709,241
Interest expense	76,742	—	—	2,748	13,353	92,843
Net interest income	600,479	—	59	27,249	(11,389)	616,398
Provision for credit losses	38,649	—	—	5,725	—	44,374
Non-interest income	145,768	29,376	12,030	2,221	(2,050)	187,345
Non-interest expense (1)	451,740	22,978	10,678	15,780	1,120	502,296
Amortization of intangibles	12,365	190	161	—	—	12,716
Income tax expense (benefit)	69,749	2,266	462	3,178	(6,376)	69,279
Net income (loss)	173,744	3,942	788	4,787	(8,183)	175,078
Total assets	30,889,485	23,573	21,242	185,209	3,786	31,123,295
Total intangibles	2,359,661	10,224	12,179	1,809	—	2,383,873
At or for the Nine Months Ended September 30, 2016
Interest income	$465,592	$—	$64	$30,171	$5,968	$501,795
Interest expense	41,153	—	—	2,820	5,593	49,566
Net interest income	424,439	—	64	27,351	375	452,229
Provision for credit losses	37,081	—	—	4,515	1,451	43,047
Non-interest income	111,507	26,834	11,309	2,198	(1,153)	150,695
Non-interest expense (1)	329,578	20,668	9,826	15,904	1,743	377,719
Amortization of intangibles	9,043	194	371	—	—	9,608
Income tax expense (benefit)	48,850	2,168	430	3,558	(2,056)	52,950
Net income	111,394	3,804	746	5,572	(1,916)	119,600
Total assets	21,383,500	19,490	21,464	191,524	(32,064)	21,583,914
Total intangibles	1,079,196	10,253	12,394	1,809	—	1,103,652
(1) Excludes amortization of intangibles, which is presented separately.

17.	FAIR VALUE MEASUREMENTS
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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
Securities available for sale consist of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2017, 100.0% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of September 30, 2017 and December 31, 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to the MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan.
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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$19,980	$—	$19,980
U.S. government-sponsored entities	—	355,612	—	355,612
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,641,775	—	1,641,775
Agency collateralized mortgage obligations	—	797,330	—	797,330
Non-agency collateralized mortgage obligations	—	1	—	1
Commercial mortgage-backed securities	—	—	—	—
States of the U.S. and political subdivisions	—	30,005	—	30,005
Other debt securities	—	9,706	—	9,706
Total debt securities available for sale	—	2,854,409	—	2,854,409
Equity securities available for sale:
Fixed income mutual fund	166	—	—	166
Financial services industry	—	775	—	775
Insurance services industry	—	—	—	—
Total equity securities available for sale	166	775	—	941
Total securities available for sale	166	2,855,184	—	2,855,350
Loans held for sale	—	72,585	—	72,585
Derivative financial instruments:
Trading	—	37,354	—	37,354
Not for trading	—	1,554	4,569	6,123
Total derivative financial instruments	—	38,908	4,569	43,477
Total assets measured at fair value on a recurring basis	$166	$2,966,677	$4,569	$2,971,412
Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	$—	$23,772	$—	$23,772
Not for trading	—	1,600	56	1,656
Total derivative financial instruments	—	25,372	56	25,428
Total liabilities measured at fair value on a recurring basis	$—	$25,372	$56	$25,428

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets Measured at Fair Value
Debt securities available for sale:
U.S. Treasury	$—	$29,953	$—	$29,953
U.S. government-sponsored entities	—	365,098	—	365,098
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,252,798	—	1,252,798
Agency collateralized mortgage obligations	—	535,974	—	535,974
Non-agency collateralized mortgage obligations	—	3	894	897
Commercial mortgage-backed securities	—	1,291	—	1,291
States of the U.S. and political subdivisions	—	35,849	—	35,849
Other debt securities	—	9,487	—	9,487
Total debt securities available for sale	—	2,230,453	894	2,231,347
Equity securities available for sale:
Financial services industry	—	—	492	492
Insurance services industry	148	—	—	148
Total equity securities available for sale	148	—	492	640
Total securities available for sale	148	2,230,453	1,386	2,231,987
Derivative financial instruments:
Trading	—	44,951	—	44,951
Not for trading	—	9,269	—	9,269
Total derivative financial instruments	—	54,220	—	54,220
Total assets measured at fair value on a recurring basis	$148	$2,284,673	$1,386	$2,286,207
Liabilities Measured at Fair Value
Derivative financial instruments:
Trading	$—	$45,973	$—	$45,973
Not for trading	—	1,294	—	1,294
Total derivative financial instruments	—	47,267	—	47,267
Total liabilities measured at fair value on a recurring basis	$—	$47,267	$—	$47,267

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

(in thousands)	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2017
Balance at beginning of period	$—	$492	$894	$—	$1,386
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	4	—	4
Included in other comprehensive income	—	86	(6)	—	80
Accretion included in earnings	(1)	—	1	—	—
Purchases, issuances, sales and settlements:
Purchases	12,048	—	—	4,569	16,617
Issuances	—	—	—	—	—
Sales/redemptions	(12,047)	—	(874)	—	(12,921)
Settlements	—	—	(19)	(5,437)	(5,456)
Transfers from Level 3	—	(578)	—	—	(578)
Transfers into Level 3	—	—	—	5,437	5,437
Balance at end of period	$—	$—	$—	$4,569	$4,569
Year Ended December 31, 2016
Balance at beginning of period	$—	$439	$1,184	$—	$1,623
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	—	53	(7)	—	46
Accretion included in earnings	—	—	6	—	6
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	—	—	—	—	—
Settlements	—	—	(289)	—	(289)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Balance at end of period	$—	$492	$894	$—	$1,386
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. During the first quarter of 2017, we acquired $12.0 million in other debt securities from YDKN that are measured at Level 3. These securities were sold during the second quarter of 2017. During the first nine months of 2017, we transferred equity securities totaling $0.6 million from Level 3 to Level 2, as a result of increased trading activity relating to these securities. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2016.
For the nine months ended September 30, 2017 and 2016, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total (losses) gains included in earnings are in the net securities (losses) gains line item in the consolidated statements of income.

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

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2017
Impaired loans	$—	$2,118	$8,188	$10,306
Other real estate owned	—	1,652	11,769	13,421
December 31, 2016
Impaired loans	$—	$500	$5,883	$6,383
Other real estate owned	—	11,017	3,181	14,198
Substantially all of the fair value amounts in the table above were estimated at a date during the nine months or twelve months ended September 30, 2017 and December 31, 2016, respectively. Consequently, the fair value information presented is not as of the period’s end.
Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2017 had a carrying amount of $18.7 million and an allocated allowance for credit losses of $8.7 million. The allocated allowance is based on fair value of $10.3 million less estimated costs to sell of $0.3 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $8.5 million, which was included in the provision for credit losses for the nine months ended September 30, 2017.
OREO with a carrying amount of $13.4 million was written down to $11.8 million (fair value of $13.4 million less estimated costs to sell of $1.6 million), resulting in a loss of $1.6 million, which was included in earnings for the nine months ended September 30, 2017.
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

The fair values of our financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2017
Financial Assets
Cash and cash equivalents	$515,340	$515,340	$515,340	$—	$—
Securities available for sale	2,855,350	2,855,350	166	2,855,184	—
Securities held to maturity	2,985,921	2,970,701	—	2,970,701	—
Net loans and leases, including loans held for sale	20,761,198	20,520,170	—	72,585	20,447,585
Loan servicing rights	32,166	34,337	—	—	34,337
Derivative assets	43,477	43,477	—	38,908	4,569
Accrued interest receivable	86,214	86,214	86,214	—	—
Financial Liabilities
Deposits	21,929,171	21,907,131	17,757,573	4,149,558	—
Short-term borrowings	3,872,301	3,872,812	3,872,812	—	—
Long-term borrowings	658,783	665,236	—	—	665,236
Derivative liabilities	25,428	25,428	—	25,372	56
Accrued interest payable	11,441	11,441	11,441	—	—
December 31, 2016
Financial Assets
Cash and cash equivalents	$371,407	$371,407	$371,407	$—	$—
Securities available for sale	2,231,987	2,231,987	148	2,230,453	1,386
Securities held to maturity	2,337,342	2,294,777	—	2,293,091	1,686
Net loans and leases, including loans held for sale	14,750,792	14,464,274	—	—	14,464,274
Loan servicing rights	13,521	17,546	—	—	17,546
Derivative assets	54,220	54,220	—	54,220	—
Accrued interest receivable	58,712	58,712	58,712	—	—
Financial Liabilities
Deposits	16,065,647	16,045,323	13,489,152	2,556,171	—
Short-term borrowings	2,503,010	2,503,277	2,503,277	—	—
Long-term borrowings	539,494	536,088	—	—	536,088
Derivative liabilities	47,267	47,267	—	47,267	—
Accrued interest payable	7,612	7,612	7,612	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis represents an overview of and highlights material changes to our financial condition and results of operations at and for the three- and nine-month periods ended September 30, 2017 and 2016. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and our 2016 Annual Report on Form 10-K filed with the SEC on February 23, 2017. Our results of operations for the nine months ended September 30, 2017 are not necessarily indicative of results expected for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
A number of statements in this Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including our expectations relative to business and financial metrics, post-YDKN merger integration and conversion activities, our outlook regarding revenues, expenses, earnings. liquidity, asset quality and statements regarding the impact of technology enhancements and customer and business process improvements.
All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances of events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Such forward-looking statements may be expressed in a variety of ways, including the use of future and present tense language expressing expectations or predictions of future financial or business performance or conditions based on current performance and trends. Forward-looking statements are typically identified by words such as, “believe,” “plan,” “expect,” “anticipate,” “intend,” “outlook,” “estimate,” “forecast,” “will,” “should,” “project,” “goal,” and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. In addition to factors previously disclosed in our reports filed with the SEC, the following factors among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; potential difficulties encountered in expanding into a new and remote geographic market; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business and technology initiatives; competitive conditions; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with YDKN merger, acquisitions and divestitures; economic conditions; and the impact, extent and timing of technological changes, capital management activities, and other actions of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB) and legislative and regulatory actions and reforms.
Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2016, our subsequent 2017 Quarterly Reports on Form 10-Q's (including the risk factors and risk management discussion) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

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

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our consolidated financial statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
These non-GAAP financial measures should be viewed as supplemental in nature, and not as a substitute for or superior to, our reported results prepared in accordance with GAAP. In the event of such a disclosure, the SEC's Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included later in this report under the heading “Reconciliation of Non-GAAP Financial Measures and Key Performance Indicators to GAAP.”
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
For the calculation of net interest margin and efficiency ratio, net interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. We use these non-GAAP measures to provide an economic view believed to be the preferred industry measurement for these items and to provide relevant comparison between taxable and non-taxable amounts.

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
Net income available to common stockholders for the third quarter of 2017 was $75.7 million or $0.23 per diluted share. Excluding the impact of merger-related expenses, operating earnings per diluted common share would have been $0.24. Revenue (net interest income plus non-interest income) of $291.4 million for the third quarter of 2017 reflects continued loan and deposit growth and stable non-interest income.
Commercial loan growth during the third quarter of 2017 was largely driven by activity in the Pittsburgh, Baltimore and Cleveland metro markets. Potential commercial lending opportunities were strong, commensurate with the expanded geographic footprint, including new opportunities provided by the aforementioned YDKN acquisition. We also experienced strong growth in the indirect auto and residential mortgage portfolios.
Income Statement Highlights (Third quarter of 2017 compared to third quarter of 2016)

•	Net income available to common stockholders was $75.7 million, compared to $50.2 million.

•	Operating net income available to common stockholders (non-GAAP) was $76.6 million, compared to $50.4 million.

•	Earnings per diluted common share was $0.23, compared to $0.24.

•	Operating earnings per diluted common share (non-GAAP) was $0.24, compared to $0.24.

•	Net interest margin (FTE) (non-GAAP) was 3.44%, compared to 3.36%.

•	Non-interest income was $66.2 million, compared to $53.2 million.

•	Non-interest expense, excluding merger expenses, was $162.4 million, compared to $120.8 million.

•	The efficiency ratio (non-GAAP) was 53.1%, compared to 54.4%.
Balance Sheet Highlights (September 30, 2017 compared to December 31, 2016, unless otherwise indicated)

•	Total assets were $31.1 billion, compared to $21.8 billion.

•	Total stockholders’ equity was $4.4 billion, compared to $2.6 billion.

•	Average quarterly loans grew 41.1% from September 30, 2016 to September 30, 2017 through continued organic growth and the loans added through the YDKN acquisition.

•	Average deposits grew 35.3% from September 30, 2016 to September 30, 2017 through continued organic growth and the deposits added through the YDKN acquisition.

•	The ratio of loans to deposits was 94.9%, compared to 92.7%.

•	Asset quality was satisfactory with a delinquency ratio of 0.91% on the originated portfolio, compared to 1.04%.

RESULTS OF OPERATIONS
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016
Net income available to common stockholders for the three months ended September 30, 2017 was $75.7 million or $0.23 per diluted common share, compared to net income available to common stockholders for the three months ended September 30, 2016 of $50.2 million or $0.24 per diluted common share. The third quarter of 2017 and 2016 included merger-related expenses of $1.4 million and $0.3 million, respectively. Net interest income totaled $225.2 million, increasing $67.7 million or 43.0%. Non-interest income increased $12.9 million and non-interest expense increased $42.7 million. Quarterly average diluted common shares outstanding increased 113.1 million shares, or 53.4%, to 324.9 million shares for the third quarter of 2017, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares. The common shares outstanding at September 30, 2017 were 323.3 million shares.

Financial highlights are summarized below:
TABLE 1

	Three Months Ended September 30,		$	%
(in thousands, except per share data)	2017	2016	Change	Change
Net interest income	$225,231	$157,506	$67,725	43.0%
Provision for credit losses	16,768	14,639	2,129	14.5
Non-interest income	66,151	53,240	12,911	24.3
Non-interest expense	163,743	121,050	42,693	35.3
Income taxes	33,178	22,889	10,289	45.0
Net income	77,693	52,168	25,525	48.9
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$75,683	$50,158	$25,525	50.9%
Earnings per common share – Basic	$0.23	$0.24	$(0.01)	(4.2)%
Earnings per common share – Diluted	0.23	0.24	(0.01)	(4.2)
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios:
TABLE 2

	Three Months Ended September 30,
	2017	2016
Return on average equity	6.96%	8.10%
Return on average tangible common equity (2)	15.82%	15.32%
Return on average assets	1.00%	0.97%
Return on average tangible assets (2)	1.12%	1.07%
Book value per common share (1)	$13.39	$11.72
Tangible book value per common share (1) (2)	$6.12	$6.53
Equity to assets (1)	14.25%	11.91%
Tangible equity to tangible assets (1) (2)	7.24%	7.22%
Common equity to assets (1)	13.91%	11.41%
Tangible common equity to tangible assets (1) (2)	6.87%	6.69%
(1) Period-end (2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 3

	Three Months Ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$117,602	$320	1.08%	$140,713	$143	0.40%
Taxable investment securities (1)	4,913,122	24,763	2.02	3,919,203	18,432	1.88
Tax-exempt investment securities (1)(2)	812,305	8,515	4.19	321,360	3,456	4.30
Loans held for sale	139,693	2,091	5.97	22,476	235	4.19
Loans and leases (2)(3)	20,654,316	232,998	4.48	14,641,729	155,739	4.23
Total interest-earning assets (2)	26,637,038	268,687	4.01	19,045,481	178,005	3.72
Cash and due from banks	374,542			287,208
Allowance for credit losses	(169,283)			(158,901)
Premises and equipment	334,870			229,133
Other assets	3,733,497			1,983,235
Total assets	$30,910,664			$21,386,156
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,376,003	9,338	0.40	$6,772,963	4,094	0.24
Savings	2,480,626	792	0.13	2,289,836	449	0.08
Certificates and other time	3,812,916	8,857	0.92	2,588,035	5,934	0.91
Short-term borrowings	4,394,106	14,387	1.29	2,303,389	3,607	0.62
Long-term borrowings	658,495	4,909	2.96	616,141	3,520	2.27
Total interest-bearing liabilities	20,722,146	38,283	0.73	14,570,364	17,604	0.48
Non-interest-bearing demand	5,527,180			4,021,023
Other liabilities	234,358			232,076
Total liabilities	26,483,684			18,823,463
Stockholders’ equity	4,426,980			2,562,693
Total liabilities and stockholders’ equity	$30,910,664			$21,386,156
Excess of interest-earning assets over interest-bearing liabilities	$5,914,892			$4,475,117
Net interest income (FTE) (2)		230,404			160,401
Tax-equivalent adjustment		(5,173)			(2,895)
Net interest income		$225,231			$157,506
Net interest spread			3.28%			3.24%
Net interest margin (2)			3.44%			3.36%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income, which is our principal source of revenue, is the difference between interest income from interest-earning assets and interest expense paid on interest-bearing liabilities. For the three months ended September 30, 2017, net interest income, which comprised 77.3% of revenue (net interest income plus non-interest income) compared to 74.7% for the same period in 2016, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
Net interest income on an FTE basis (non-GAAP) increased $70.0 million or 43.6% from $160.4 million for the third quarter of 2016 to $230.4 million for the third quarter of 2017. Average interest-earning assets of $26.6 billion increased $7.6 billion or 39.9% and average interest-bearing liabilities of $20.7 billion increased $6.2 billion or 42.2% from 2016 due to the YDKN acquisition, combined with organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.44% for the third quarter of 2017, compared to 3.36% for the same period of 2016, reflecting three interest rate increases resulting from the FRB's Federal Open Market Committee meetings in 2017 and late 2016 and by larger incremental purchase accounting impacts. The tax-equivalent adjustments (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2017, compared to the three months ended September 30, 2016:
TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$(24)	$202	$178
Securities (2)	10,521	869	11,390
Loans held for sale	1,375	481	1,856
Loans and leases (2)	68,402	8,856	77,258
Total interest income (2)	80,274	10,408	90,682
Interest Expense
Deposits:
Interest-bearing demand	2,031	3,213	5,244
Savings	59	284	343
Certificates and other time	2,750	173	2,923
Short-term borrowings	6,524	4,256	10,780
Long-term borrowings	438	951	1,389
Total interest expense	11,802	8,877	20,679
Net change (2)	$68,472	$1,531	$70,003

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $268.7 million for the third quarter of 2017, increased $90.7 million or 50.9% from the same quarter of 2016, primarily due to increased interest-earning assets. During the third quarter of 2017 and 2016, we recognized $6.5 million and $3.1 million, respectively, in incremental purchase accounting accretion and cash recoveries on acquired loans. The increase in interest-earning assets was primarily driven by a $6.0 billion or 41.1% increase in average loans and leases, which reflects the benefit of our expanded banking footprint resulting from the YDKN acquisition and successful sales management, and includes $970.7 million or 6.6% of organic loan growth resulting from strong origination volume in the commercial, residential mortgage and indirect installment loan portfolios. Loans added at closing of the YDKN acquisition were $5.1 billion. Additionally, average securities increased $1.5 billion or 35.0%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 29 basis points from the third quarter of 2016 to 4.01% for the third quarter of 2017.
Interest expense of $38.3 million for the third quarter of 2017 increased $20.7 million or 117.5% from the same quarter of 2016 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and short-term borrowings increased over the same quarter of 2016. Average interest-bearing deposits increased $4.0 billion or 34.5%, which reflects the benefit of our expanded banking footprint resulting from the YDKN acquisition that added $3.8 billion at closing. Organic growth in average non-interest-bearing deposits and money market balances was mostly offset by planned declines in higher-cost time deposits. Average short-term borrowings increased $2.1 billion or 90.8%, primarily as a result of increases of $1.8 billion in short-term FHLB borrowings and $341.0 million in federal funds purchased. Average long-term borrowings increased $42.4 million, or 6.9%, primarily as a result of increases of $62.0 million and $60.3 million in subordinated debt and junior subordinated debt, respectively, assumed in the YDKN transaction, partially offset by a decrease of $83.9 million resulting from the maturity of certain long-term FHLB advances. The rate paid on interest-bearing liabilities increased 25 basis points to 0.73% for the third quarter of 2017, due to changes in the funding mix and the FOMC interest rate increases. Given the relatively low level of interest rates and the current rates paid on the various deposit products, we believe there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 5

	Three Months Ended September 30,		$	%
(dollars in thousands)	2017	2016	Change	Change
Provision for credit losses:
Originated	$17,175	$14,072	$3,103	22.1%
Acquired	(407)	567	(974)	(171.8)
Total provision for credit losses	$16,768	$14,639	$2,129	14.5%
Net loan charge-offs:
Originated	$13,033	$12,278	$755	6.1%
Acquired	(582)	(164)	(418)	254.9
Total net loan charge-offs	$12,451	$12,114	$337	2.8%
Net loan charge-offs (annualized) / total average loans and leases	0.24%	0.33%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.37%	0.41%
The provision for credit losses of $16.8 million during the third quarter of 2017 was up 14.5% from the same period of 2016, primarily due to higher organic loan growth and slightly higher net charge-offs during the current quarter as compared to the year-ago period, partially offset by a decrease in non-performing loans. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2017 and 2016 is presented in the following table:
TABLE 6

	Three Months Ended September 30,		$	%
(in thousands)	2017	2016	Change	Change
Service charges	$33,610	$25,411	$8,199	32.3%
Trust services	5,748	5,268	480	9.1
Insurance commissions and fees	5,029	4,866	163	3.3
Securities commissions and fees	4,038	3,404	634	18.6
Capital markets income	2,822	4,497	(1,675)	(37.2)
Mortgage banking operations	5,437	3,564	1,873	52.6
Bank owned life insurance	3,123	3,348	(225)	(6.7)
Net securities gains	2,777	299	2,478	828.8
Other	3,567	2,583	984	38.1
Total non-interest income	$66,151	$53,240	$12,911	24.3%
Total non-interest income increased $12.9 million, to $66.2 million for the third quarter of 2017, a 24.3% increase from the same period of 2016. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases relating to broad-based improvements in fee-related services and expanded opportunities from the YDKN acquisition.
Service charges on loans and deposits of $33.6 million for the third quarter of 2017 increased $8.2 million or 32.3% from the same period of 2016. The impact of the expanded customer base due to acquisitions, combined with organic growth in loans and deposit accounts, resulted in increases of $4.0 million or 26.9% in deposit-related service charges and $4.2 million or 32.3% in other service charges and fees over this same period.
Trust services of $5.7 million for the third quarter of 2017 increased $0.5 million or 9.1% from the same period of 2016, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $575.4 million or 16.9% from September 30, 2016, to $4.6 billion at September 30, 2017.
Capital markets income of $2.8 million for the third quarter of 2017 decreased $1.7 million or 37.2% from the same period of 2016, primarily as a result of a decrease in interest rate swap activity with commercial loan customers. Our interest rate swap program allows commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk. The interest rate swap program adds short-term, adjustable rate loans to our consolidated balance sheet and is a key strategy in the management of our interest rate risk position.
Mortgage banking operations income of $5.4 million for the third quarter of 2017 increased $1.9 million or 52.6% from the same period of 2016. This increase was due to the $1.4 billion or 82.4% growth in the servicing portfolio and higher sold volume due to acquisitions and expansion into new markets. During the third quarter of 2017, we sold $324.7 million of residential mortgage loans, a 53.3% increase compared to $211.9 million for the same period of 2016, however, sold loan margins have been lower in both retail and correspondent loans due to competitive pressure and mix of loans sold.
Net securities gains were $2.8 million for the third quarter of 2017, compared to $0.3 million for the third quarter of 2016. The net securities gains recorded in the third quarter of 2017 were primarily resulting from sales of 121 securities worth $86 million and the proceeds were used to purchase five securities. A portion of the securities sold were from the HTM portfolio with a net carrying value of $54.9 million. The HTM securities that were sold represented amortizing securities that had already returned more than 85% of their principal outstanding at the time we acquired the securities and could be sold without tainting the remaining HTM portfolio. These securities were sold to improve operational efficiencies.

Other non-interest income was $3.6 million and $2.6 million for the third quarter of 2017 and 2016, respectively. During the third quarter of 2017, we recorded $1.6 million more in dividends on non-marketable equity securities, partially offset by $0.7 million less in gains from an equity investment.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2017 and 2016 is presented in the following table:
TABLE 7

	Three Months Ended September 30,		$	%
(in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$82,383	$60,927	$21,456	35.2%
Net occupancy	13,723	10,333	3,390	32.8
Equipment	13,711	10,034	3,677	36.6
Amortization of intangibles	4,805	3,571	1,234	34.6
Outside services	15,439	11,756	3,683	31.3
FDIC insurance	9,183	5,274	3,909	74.1
Supplies	1,925	2,787	(862)	(30.9)
Bank shares and franchise taxes	2,814	2,404	410	17.1
Merger-related	1,381	299	1,082	361.9
Other	18,379	13,665	4,714	34.5
Total non-interest expense	$163,743	$121,050	$42,693	35.3%
Total non-interest expense of $163.7 million for the third quarter of 2017 increased $42.7 million, a 35.3% increase from the same period of 2016. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the increases relating to merger expenses and expanded operations due to the acquisition of YDKN in the first quarter of 2017.
Salaries and employee benefits of $82.4 million for the third quarter of 2017 increased $21.5 million or 35.2% from the same period of 2016, primarily due to employees added in conjunction with the aforementioned acquisition, combined with merit increases and higher medical insurance costs in 2017.
Net occupancy and equipment expense of $27.4 million for the third quarter of 2017 increased $7.1 million or 34.7% from the same period of 2016, primarily due to the YDKN acquisition.
Amortization of intangibles expense of $4.8 million for the third quarter of 2017 increased $1.2 million or 34.6% from the third quarter of 2016, due to the additional core deposit intangibles added as a result of the YDKN acquisition.
Outside services expense of $15.4 million for the third quarter of 2017 increased $3.7 million or 31.3% from the same period of 2016, primarily due to increases of $2.0 million in data processing services, $0.8 million in legal expense, and $0.8 million in other outsourced services, such as reporting, monitoring, shredding, printing, filing and security. These increases were driven primarily by the aforementioned acquisition.
FDIC insurance of $9.2 million for the third quarter of 2017 increased $3.9 million or 74.1% from the same period of 2016, primarily due to a higher assessment base resulting from merger and acquisition activity combined with an increased rate due to YDKN's construction loan portfolio.
During the third quarter of 2017, we recorded $1.4 million in merger-related expense, primarily associated with the YDKN acquisition. During the same period of 2016, we recorded $0.3 million in merger-related expense, primarily associated with the acquisitions of METR and Fifth Third branches. These expenses are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

The following table summarizes the composition of the merger-related expense for the three months ended September 30, 2017 and 2016:
TABLE 8

	Three Months Ended September 30,
(in thousands)	2017	2016
Professional services	$1,174	$777
Severance and other employee benefit costs	158	(605)
Charitable contributions	—	—
Data processing conversion costs	27	15
Marketing costs	20	49
Other expenses	2	63
Total merger-related expense	$1,381	$299
Other non-interest expense was $18.4 million and $13.7 million for the third quarter of 2017 and 2016, respectively, driven by an increase of $2.6 million in historic and other tax credit investments expense. We also experienced an increase of $1.0 million in telephone expense, $0.8 million in business development expense, $0.5 million in marketing expense, primarily resulting from the YDKN acquisition. These increases in expense were partially offset by a $0.7 million decrease in loan-related expenses.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 9

	Three Months Ended September 30,
(dollars in thousands)	2017	2016
Income tax expense	$33,178	$22,889
Effective tax rate	29.9%	30.5%
Statutory tax rate	35.0%	35.0%
Both periods’ effective tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The variance in effective tax rates between the third quarter of 2017 compared to the third quarter of 2016 primarily relates to the increase in the level of historic and low income housing tax credits recognized in the third quarter of 2017.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016
Net income available to common stockholders for the nine months ended September 30, 2017 was $169.0 million or $0.57 per diluted common share, compared to net income available to common stockholders for the nine months ended September 30, 2016 of $113.6 million or $0.55 per diluted common share. The first nine months of 2017 and 2016 included merger-related expense of $55.5 million and $35.8 million, respectively. Operating earnings per diluted common share (non-GAAP) was $0.69 for the first nine months of 2017 compared to $0.67 for the nine months ended September 30, 2016. The merger expenses in the first nine months of 2017 were primarily due to the YDKN acquisition that closed on March 11, 2017, while the merger expenses in the first nine months of 2016 related to the METR acquisition that closed on February 13, 2016 and the Fifth Third branch purchase that closed on April 22, 2016. Average diluted common shares outstanding increased 29.8 million shares, or 16.9%, to 296.7 million shares for the first nine months of 2017, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares.

Financial highlights are summarized below:
TABLE 10

	Nine Months Ended September 30,		$	%
(in thousands, except per share data)	2017	2016	Change	Change
Net interest income	$616,398	$452,229	$164,169	36.3%
Provision for credit losses	44,374	43,047	1,327	3.1
Non-interest income	187,345	150,695	36,650	24.3
Non-interest expense	515,012	387,327	127,685	33.0
Income taxes	69,279	52,950	16,329	30.8
Net income	175,078	119,600	55,478	46.4
Less: Preferred stock dividends	6,030	6,030	—	—
Net income available to common stockholders	$169,048	$113,570	$55,478	48.8%
Earnings per common share – Basic	$0.57	$0.55	$0.02	3.6%
Earnings per common share – Diluted	0.57	0.55	0.02	3.6
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios:
TABLE 11

	Nine Months Ended September 30,
	2017	2016
Return on average equity	5.93%	6.45%
Return on average tangible common equity (non-GAAP)	13.10%	12.14%
Return on average assets	0.82%	0.78%
Return on average tangible assets (non-GAAP)	0.93%	0.87%

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 12

	Nine Months Ended September 30,
	2017			2016
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$97,122	$660	0.91%	$124,589	$357	0.38%
Federal funds sold	1,509	9	0.72	—	—	—
Taxable investment securities (1)	4,773,606	72,373	2.02	3,635,224	52,901	1.94
Tax-exempt investment securities (1)(2)	666,469	20,833	4.17	296,860	9,815	4.41
Loans held for sale	82,254	3,960	6.43	14,807	504	4.54
Loans and leases (2) (3)	19,084,962	624,575	4.37	14,078,612	446,366	4.23
Total interest-earning assets (2)	24,705,922	722,410	3.91	18,150,092	509,943	3.75
Cash and due from banks	336,303			273,457
Allowance for credit losses	(165,543)			(150,807)
Premises and equipment	319,901			213,957
Other assets	3,274,305			1,878,111
Total assets	$28,470,888			$20,364,810
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$8,703,870	22,426	0.34	$6,545,529	11,600	0.24
Savings	2,495,632	1,954	0.10	2,212,213	1,278	0.08
Certificates and other time	3,503,637	23,100	0.88	2,613,664	17,509	0.89
Short-term borrowings	3,831,883	32,020	1.11	1,861,438	8,527	0.61
Long-term borrowings	625,010	13,343	2.85	640,474	10,652	2.22
Total interest-bearing liabilities	19,160,032	92,843	0.65	13,873,318	49,566	0.48
Non-interest-bearing demand	5,140,016			3,804,828
Other liabilities	225,219			211,466
Total liabilities	24,525,267			17,889,612
Stockholders’ equity	3,945,621			2,475,198
Total liabilities and stockholders’ equity	$28,470,888			$20,364,810
Excess of interest-earning assets over interest-bearing liabilities	$5,545,890			$4,276,774
Net interest income (FTE) (2)		629,567			460,377
Tax-equivalent adjustment		(13,169)			(8,148)
Net interest income		$616,398			$452,229
Net interest spread			3.26%			3.27%
Net interest margin (2)			3.41%			3.39%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income, which is our principal source of revenue, is the difference between interest income from interest-earning assets and interest expense paid on interest-bearing liabilities. For the nine months ended September 30, 2017, net interest income, which comprised 76.7% of revenue compared to 75.0% for the same period in 2016, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
Net interest income on an FTE basis (non-GAAP) increased $169.2 million or 36.8% from $460.4 million for the first nine months of 2016 to $629.6 million for the first nine months of 2017. Average interest-earning assets of $24.7 billion increased $6.6 billion or 36.1% and average interest-bearing liabilities of $19.2 billion increased $5.3 billion or 38.1% from 2016 due to our acquisitions and organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.41% for the first nine months of 2017, compared to 3.39% for the same period of 2016, due to an extended low interest rate environment and competitive landscape for earning assets, as well as higher purchase accounting accretion. The tax-equivalent adjustments (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016:
TABLE 13

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$(79)	$382	$303
Federal funds sold	5	4	9
Securities (2)	29,775	715	30,490
Loans held for sale	2,362	1,094	3,456
Loans and leases (2)	163,622	14,587	178,209
Total interest income (2)	195,685	16,782	212,467
Interest Expense
Deposits:
Interest-bearing demand	4,534	6,292	10,826
Savings	321	355	676
Certificates and other time	5,714	(123)	5,591
Short-term borrowings	16,587	6,906	23,493
Long-term borrowings	114	2,577	2,691
Total interest expense	27,270	16,007	43,277
Net change (2)	$168,415	$775	$169,190

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $722.4 million for the first nine months of 2017, increased $212.5 million or 41.7% from the same quarter of 2016, primarily due to increased interest-earning assets, which was slightly offset by lower yields. During the first nine months of 2017 and 2016, we recognized $11.5 million and $8.9 million, respectively, in incremental purchase accounting accretion and cash recoveries on acquired loans; of which included $2.0 million of higher incremental purchase accounting accretion and $0.7 million of higher cash recoveries. The increase in interest-earning assets was primarily driven by a $5.0 billion or 35.6% increase in average loans and leases, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions and successful sales management, and includes

$907.1 million or 6.3% of organic growth. Loans added at closing of the YDKN acquisition were $5.1 billion. Additionally, average securities increased $1.5 billion or 38.4%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 16 basis points from the first nine months of 2016 to 3.91% for the first nine months of 2017. The earning asset yield 16 basis points increase was driven by an increase in yields in both investments and loans.  The timing of acquisitions, related investment purchases, and market rate moves reduced the impact to yield on earning assets from 2016 to 2017 on a YTD perspective.
Interest expense of $92.8 million for the first nine months of 2017 increased $43.3 million or 87.3% from the same quarter of 2016 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and short-term borrowings increased over the same quarter of 2016. Average interest-bearing deposits increased $3.3 billion or 29.3%, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions including $2.9 billion added at closing of the YDKN acquisition in addition to organic growth in transaction deposits. Average short-term borrowings increased $2.0 billion or 105.9%, primarily as a result of increases of $1.5 billion in short-term FHLB borrowings and $421.7 million in federal funds purchased. Average long-term borrowings decreased $15.5 million or 2.4%, primarily as a result of a decrease of $110.6 million in long-term FHLB advances, partially offset by increases of $46.5 million and $44.7 million in subordinated debt and junior subordinated debt, respectively, assumed in the YDKN transaction. Subsequent to the close of the acquisition, we remixed the long–term position based on our funding needs. The rate paid on interest-bearing liabilities increased 17 basis points to 0.65% for the first nine months of 2017, due to the FOMC interest rate increases and changes in the funding mix. Given the relatively low level of interest rates and the current rates paid on the various deposit products, we believe there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 14

	Nine Months Ended September 30,		Dollar	Percent
(dollars in thousands)	2017	2016	Change	Change
Provision for credit losses:
Originated	$46,050	$43,296	$2,754	6.4%
Acquired	(1,676)	(249)	(1,427)	573.1
Total provision for credit losses	$44,374	$43,047	$1,327	3.1%
Net loan charge-offs:
Originated	$33,607	$28,068	$5,539	19.7%
Acquired	(1,190)	97	(1,287)	(1,326.8)
Total net loan charge-offs	$32,417	$28,165	$4,252	15.1%
Net loan charge-offs (annualized) / total average loans and leases	0.23%	0.27%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.33%	0.32%
The provision for credit losses of $44.4 million during the first nine months of 2017 increased $1.3 million from the same period of 2016, primarily due to a increase of $2.8 million in the provision for the originated portfolio, which was attributable to a higher organic loan growth and higher net charge-offs during the current year-to-date period as compared to the same period last year. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2017 and 2016 is presented in the following table:
TABLE 15

	Nine Months Ended September 30,		$	%
(in thousands)	2017	2016	Change	Change
Service charges	$91,806	$72,349	$19,457	26.9%
Trust services	17,210	15,955	1,255	7.9
Insurance commissions and fees	14,517	13,892	625	4.5
Securities commissions and fees	11,548	10,400	1,148	11.0
Capital markets income	11,673	11,493	180	1.6
Mortgage banking operations	14,400	7,912	6,488	82.0
Bank owned life insurance	8,368	8,035	333	4.1
Net securities gains	5,895	596	5,299	889.1
Other	11,928	10,063	1,865	18.5
Total non-interest income	$187,345	$150,695	$36,650	24.3%
Total non-interest income increased $36.7 million, to $187.3 million for the first nine months of 2017, a 24.3% increase from the same period of 2016. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases relating to expanded operations from the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.
Service charges on loans and deposits of $91.8 million for the first nine months of 2017 increased $19.5 million or 26.9% from the same period of 2016. The impact of the expanded customer base due to acquisitions, combined with organic growth in loans and deposit accounts, resulted in increases of $9.7 million or 22.6% in deposit-related service charges and $9.8 million or 26.9% in other service charges and fees over this same period.
Trust services of $17.2 million for the first nine months of 2017 increased $1.3 million or 7.9% from the same period of 2016, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $575.4 million or 16.9% to $4.6 billion from September 30, 2016 to September 30, 2017.
Mortgage banking operations income of $14.4 million for the first nine months of 2017 increased $6.5 million or 82.0% from the same period of 2016. This increase was primarily due to the $1.2 billion or 78.0% growth in the servicing portfolio and higher sold volume due to acquisitions and expansion into new markets. Sold loan margins have been lower in both retail and correspondent loans due to competitive pressure in addition to the change in loan mix. During the first nine months of 2017, we sold $700.5 million of residential mortgage loans, a 48.7% increase compared to $471.2 million for the same period of 2016.
Net securities gains were $5.9 million for the first nine months of 2017, compared to $0.6 million for the first nine months of 2016. These gains in 2017 relate to the sale of certain acquired YDKN securities after the closing of the acquisition to align their portfolio with our investment profile and the sale of certain amortizing HTM securities which were sold to improve operational efficiencies. The HTM securities had already returned more than 85% of their principal outstanding at the time we acquired the securities and could be sold without tainting the remaining HTM portfolio.
Other non-interest income was $11.9 million and $10.1 million for the first nine months of 2017 and 2016, respectively. During the first nine months of 2017, we recorded $4.1 million more in dividends on non-marketable equity securities, $1.0 million more in net gains on sale of fixed assets, $0.8 million less in losses on repossessed assets inventory and $0.3 million less in losses on lease inventory. During the first nine months of 2016, we recognized a gain of $2.4 million relating to the redemption of $10.0 million of TPS originally issued by a company we previously acquired.

Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2017 and 2016 is presented in the following table:
TABLE 16

	Nine Months Ended September 30,		$	%
(in thousands)	2017	2016	Change	Change
Salaries and employee benefits	$240,860	$178,681	$62,179	34.8%
Net occupancy	39,132	29,792	9,340	31.4
Equipment	35,761	28,604	7,157	25.0
Amortization of intangibles	12,716	9,608	3,108	32.3
Outside services	41,965	30,884	11,081	35.9
FDIC insurance	23,946	14,345	9,601	66.9
Supplies	6,595	8,195	(1,600)	(19.5)
Bank shares and franchise taxes	8,536	7,934	602	7.6
Merger-related	55,459	35,790	19,669	55.0
Other	50,042	43,494	6,548	15.1
Total non-interest expense	$515,012	$387,327	$127,685	33.0%
Total non-interest expense of $515.0 million for the first nine months of 2017 increased $127.7 million, a 33.0% increase from the same period of 2016. Following is a summary of the items making up non-interest expense. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the increases relating to merger expenses and expanded operations due to the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.
Salaries and employee benefits of $240.9 million for the first nine months of 2017 increased $62.2 million or 34.8% from the same period of 2016, primarily due to employees added in conjunction with the aforementioned acquisitions, combined with merit increases and higher medical insurance costs in 2017.
Net occupancy and equipment expense of $74.9 million for the first nine months of 2017 increased $16.5 million or 28.3% from the same period of 2016, primarily due to acquisitions and our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with expanding regulatory requirements.
Amortization of intangibles expense of $12.7 million for the first nine months of 2017 increased $3.1 million or 32.3% from the first nine months of 2016, due to the additional core deposit intangibles added as a result of the acquisition of YDKN, METR and Fifth Third branches.
Outside services expense of $42.0 million for the first nine months of 2017 increased $11.1 million or 35.9% from the same period of 2016, primarily due to increases of $7.0 million in data processing services, $2.2 million in other outsourced services, such as reporting, monitoring, shredding, printing, filing and security, and legal expense. These increases were driven primarily by the aforementioned acquisitions.
FDIC insurance of $23.9 million for the first nine months of 2017 increased $9.6 million or 66.9% from the same period of 2016, primarily due to a higher assessment base resulting from merger and acquisition activity combined with an increased rate due to YDKN's construction loan portfolio. Additionally, effective July 1, 2016, the FDIC assessment rate was increased to include a surcharge equal to 4.5 basis points on assets in excess of $10.0 billion.
Bank shares and franchise taxes of $8.5 million for the first nine months of 2017 increased $0.6 million or 7.6% from the same period of 2016, primarily due to an increase in the bank shares tax rate from 0.89% to 0.95% and an increase in the capital base of the Pennsylvania bank shares tax, partially offset by apportionment dilution from increased activity in other states during the same reporting tax period.

During the first nine months of 2017, we recorded $55.5 million in merger-related expense, primarily associated with the YDKN acquisition. During the same period of 2016, we recorded $35.8 million in merger-related expense, primarily associated with the acquisitions of METR and Fifth Third branches. These expenses are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
The following table summarizes the composition of the merger-related expense for the nine months ended September 30, 2017 and 2016:
TABLE 17

	Nine Months Ended September 30,
(in thousands)	2017	2016
Professional services	$25,204	$17,066
Severance and other employee benefit costs	17,726	14,068
Charitable contributions	5,600	1,115
Data processing conversion costs	3,964	1,757
Marketing costs	1,546	1,151
Other expenses	1,419	633
Total merger-related expense	$55,459	$35,790
Other non-interest expense was $50.0 million and $43.5 million for the first nine months of 2017 and 2016, respectively. During the first nine months of 2017, we recorded $4.8 million more in expense relating to historic and other tax credit investments, $2.3 million more in telephone expense, $1.9 million more in business development costs, $1.5 million more in miscellaneous losses, $1.2 million more in marketing expense, $0.7 million more OREO expense and $2.2 million less in loan-related expense.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 18

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Income tax expense	$69,279	$52,950
Effective tax rate	28.4%	30.7%
Statutory tax rate	35.0%	35.0%
Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The variance between the first nine months of 2017 and the first nine months of 2016 in income tax expense and effective tax rate primarily relates to the increase in merger expenses and an increase in the level of renewable energy, historic, and low income housing tax credits recognized in the first nine months of 2017.

FINANCIAL CONDITION
The September 30, 2017 balance sheet includes the YDKN acquisition mentioned previously. See Note 3, Mergers and Acquisitions, of the Notes to Consolidated Financial Statements (Unaudited). The following table presents condensed consolidated ending balance sheets:
TABLE 19

(dollars in thousands)	September 30, 2017	December 31, 2016	Dollar Change	Percent Change
Assets
Cash and cash equivalents	$515,340	$371,407	$143,933	38.8%
Securities	5,841,271	4,569,329	1,271,942	27.8
Loans held for sale	113,778	11,908	101,870	855.5
Loans and leases, net	20,647,420	14,738,884	5,908,536	40.1
Goodwill and other intangibles	2,383,873	1,099,456	1,284,417	116.8
Other assets	1,621,613	1,053,833	567,780	53.9
Total Assets	$31,123,295	$21,844,817	$9,278,478	42.5%
Liabilities and Stockholders’ Equity
Deposits	$21,929,171	$16,065,647	$5,863,524	36.5%
Borrowings	4,531,084	3,042,504	1,488,580	48.9
Other liabilities	227,119	165,049	62,070	37.6
Total liabilities	26,687,374	19,273,200	7,414,174	38.5
Stockholders’ equity	4,435,921	2,571,617	1,864,304	72.5
Total Liabilities and Stockholders’ Equity	$31,123,295	$21,844,817	$9,278,478	42.5%

Non-Performing Assets
Non-performing assets increased $28.6 million, from $118.4 million at December 31, 2016 to $147.0 million at September 30, 2017. This reflects an increase of $22.9 million in non-accrual loans and $2.9 million in OREO, which was partially offset by a decrease of $2.7 million in TDRs. The increase in non-accrual loans is attributable to the migration of a few commercial borrowers in the commercial and industrial portfolio. The increase in OREO is the result of properties acquired from YDKN. The decrease in TDRs was primarily attributable to a number of residential mortgages that have consistently met their modified terms for at least six months, and were therefore returned to performing status.
Following is a summary of total non-performing loans and leases, by class:
TABLE 20

(in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Commercial real estate	$30,326	$21,225	$9,101	42.9%
Commercial and industrial	38,692	26,256	12,436	47.4
Commercial leases	1,199	3,429	(2,230)	(65.0)
Total commercial loans and leases	70,217	50,910	19,307	37.9
Direct installment	17,203	14,952	2,251	15.1
Residential mortgages	15,565	13,367	2,198	16.4
Indirect installment	2,123	2,181	(58)	(2.7)
Consumer lines of credit	5,502	3,497	2,005	57.3
Other	928	1,000	(72)	(7.2)
Total non-performing loans and leases	$111,538	$85,907	$25,631	29.8%

Following is a summary of performing, non-performing and non-accrual TDRs, by class:
TABLE 21

(in thousands)	Performing	Non- Performing	Non- Accrual	Total
Originated
September 30, 2017
Commercial real estate	$98	$2	$3,729	$3,829
Commercial and industrial	—	—	4,851	4,851
Total commercial loans	98	2	8,580	8,680
Direct installment	10,609	8,273	2,943	21,825
Residential mortgages	4,090	9,878	1,990	15,958
Indirect installment	—	196	15	211
Consumer lines of credit	1,804	1,280	664	3,748
Total TDRs	$16,601	$19,629	$14,192	$50,422
December 31, 2016
Commercial real estate	$—	$162	$3,857	$4,019
Commercial and industrial	—	4	2,113	2,117
Total commercial loans	—	166	5,970	6,136
Direct installment	10,414	8,468	1,597	20,479
Residential mortgages	4,730	10,051	1,128	15,909
Indirect installment	—	198	2	200
Consumer lines of credit	1,961	1,369	338	3,668
Total TDRs	$17,105	$20,252	$9,035	$46,392
Acquired
September 30, 2017
Commercial real estate	$—	$2,651	$—	$2,651
Commercial and industrial	—	—	—	—
Total commercial loans	—	2,651	—	2,651
Direct installment	—	72	—	72
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	252	795	—	1,047
Total TDRs	$252	$3,518	$—	$3,770
December 31, 2016
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Total commercial loans	—	—	—	—
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	365	176	—	541
Total TDRs	$365	$176	$—	$541

Allowance for Credit Losses
The allowance for credit losses of $170.0 million at September 30, 2017 increased $12.0 million or 7.6% from December 31, 2016, primarily in support of growth in originated loans and leases, higher net charge-offs and additional specific reserves on non-performing credits. The provision for credit losses during the nine months ended September 30, 2017 was $44.4 million primarily supporting strong organic loan and lease growth, as well as additional specific reserves on non-performing credits, which was somewhat offset by a decrease in early stage delinquency in both the commercial and consumer portfolios. Net charge-offs were $32.4 million during the nine months ended September 30, 2017. The allowance for credit losses as a percentage of non-performing loans for our total portfolio decreased from 183.99% as of December 31, 2016 to 152.43% as of September 30, 2017, reflecting an increase in the level of non-performing loans relative to the increase in the allowance for credit losses during the nine month period.
Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations. Also see Note 5, Loans and Leases, of the Notes to Consolidated Financial Statements (Unaudited).
TABLE 22

	At or For the Three Months Ended
	September 30, 2017	December 31, 2016	September 30, 2016
Non-performing loans / total originated loans and leases	0.69%	0.66%	0.76%
Non-performing loans + OREO / total originated loans and leases + OREO	0.91%	0.91%	1.08%
Allowance for credit losses (originated loans) / total originated loans and leases	1.12%	1.20%	1.23%
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.37%	0.38%	0.41%

Deposits
Following is a summary of deposits:
TABLE 23

(in thousands)	September 30, 2017	December 31, 2016	$ Change	% Change
Non-interest-bearing demand	$5,569,239	$4,205,337	$1,363,902	32.4%
Interest-bearing demand	9,675,170	6,931,381	2,743,789	39.6
Savings	2,513,163	2,352,434	160,729	6.8
Certificates and other time deposits	4,171,599	2,576,495	1,595,104	61.9
Total deposits	$21,929,171	$16,065,647	$5,863,524	36.5%
Total deposits increased from December 31, 2016 primarily as a result of the YDKN acquisition, combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings), including an increase in organic certificates and other time deposits, offset by a planned decline in higher-cost brokered time deposits. The growth reflects heightened deposit gathering efforts during the third quarter focused on attracting new customer relationships and deepening relationships with existing customers through internal lead generation efforts. Generating growth in relationship-based transaction deposits remains a key focus for us.

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
FNB and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies (see discussion under “Enhanced Regulatory Capital Standards”). Quantitative measures established by regulators to ensure capital adequacy require FNB and FNBPA to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and minimum leverage ratio (as defined). Failure to meet minimum capital requirements could lead to initiation of certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements, dividends and future merger and acquisition activity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNB and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FNB’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of September 30, 2017, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization. Our management believes that, as of September 30, 2017 and December 31, 2016, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

Following are the capital amounts and related ratios as of September 30, 2017 and December 31, 2016 for FNB and FNBPA:
TABLE 24

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2017
F.N.B. Corporation
Total capital	$2,664,533	11.5%	$2,312,263	10.0%	$2,138,843	9.3%
Tier 1 capital	2,185,291	9.5	1,849,810	8.0	1,676,391	7.3
Common equity tier 1	2,078,409	9.0	1,502,971	6.5	1,329,551	5.8
Leverage	2,185,291	7.6	1,430,820	5.0	1,144,656	4.0
Risk-weighted assets	23,122,630
FNBPA
Total capital	2,496,751	10.8%	2,309,119	10.0%	2,135,935	9.3%
Tier 1 capital	2,330,417	10.1	1,847,295	8.0	1,674,111	7.3
Common equity tier 1	2,250,417	9.8	1,500,928	6.5	1,327,744	5.8
Leverage	2,330,417	8.2	1,422,130	5.0	1,137,704	4.0
Risk-weighted assets	23,091,193
As of December 31, 2016
F.N.B. Corporation
Total capital	$1,917,386	12.0%	$1,597,951	10.0%	$1,378,232	8.6%
Tier 1 capital	1,582,251	9.9	1,278,360	8.0	1,058,642	6.6
Common equity tier 1	1,475,369	9.2	1,038,668	6.5	818,950	5.1
Leverage	1,582,251	7.7	1,027,831	5.0	822,265	4.0
Risk-weighted assets	15,979,505
FNBPA
Total capital	1,768,561	11.1%	1,588,989	10.0%	1,370,503	8.6%
Tier 1 capital	1,614,167	10.2	1,271,191	8.0	1,052,705	6.6
Common equity tier 1	1,534,167	9.7	1,032,843	6.5	814,357	5.1
Leverage	1,614,167	7.9	1,019,034	5.0	815,227	4.0
Risk-weighted assets	15,889,893

In accordance with Basel III standards, the implementation of capital requirements is transitional and phases-in from January 1, 2015 through January 1, 2019. The minimum capital requirements presented for each period above are based on the requirements that were in effect at that time. Our management believes that FNB and FNBPA will continue to meet all “well-capitalized” requirements after Basel III is completely phased-in.
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, FNB, through one of its subsidiaries, regularly issues subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. The parent’s cash position increased $7.8 million from $164.6 million at December 31, 2016 to $172.4 million at September 30, 2017, due to dividends from subsidiaries and cash acquired from YDKN.
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

The LCR and MCH ratios are presented in the following table:
TABLE 25

(dollars in thousands)	September 30, 2017	December 31, 2016	Internal limit
Liquidity coverage ratio (LCR)	1.9	2.3 times	> 1 time
Months of cash on hand (MCH)	10.6 months	14.9 months	> 12 months
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
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts during the third quarter of 2017 focused on attracting new customer relationships and deepening relationships with existing customers through internal lead generation efforts.  Organic growth in low-cost transaction deposits for the first nine months of 2017 was $474.8 million, or 3.5%, due to organic growth in non-interest-bearing deposits of $129.7 million, or 3.1%, and growth in savings and NOW of $345.1 million, or 3.7%.  Year-to-date organic growth in certificates and other time deposits was $219.9 million, or 8.5%.  Total deposits were $21.9 billion at September 30, 2017 an increase of $5.9 billion, or 36.5% from December 31, 2016, due to the acquisition of YDKN, as well as organic growth of $694.7 million, or 4.3%.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and multiple other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be utilized to meet funding needs. The ALCO Policy minimum guideline level for salable unpledged government and agency securities is 3.0%.

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 26

(dollars in thousands)	September 30, 2017	December 31, 2016
Unused wholesale credit availability	$7,865,274	$6,343,433
Unused wholesale credit availability as a % of FNBPA assets	25.4%	29.3%
Salable unpledged government and agency securities	$1,851,320	$1,451,157
Salable unpledged government and agency securities as a % of FNBPA assets	6.0%	6.7%

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2017 compares the difference between our cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The liquidity gap decreased during the nine months as the twelve-month cumulative gap to total assets was (3.2)% and (3.3)% as of September 30, 2017 and December 31, 2016, respectively. These ratios are within our policy limits. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.

TABLE 27

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$533,221	$1,029,034	$1,163,171	$2,364,033	$5,089,459
Investments	152,588	187,083	254,679	446,421	1,040,771
	685,809	1,216,117	1,417,850	2,810,454	6,130,230
Liabilities
Non-maturity deposits	175,459	350,917	526,381	1,052,759	2,105,516
Time deposits	199,533	415,603	441,312	852,646	1,909,094
Borrowings	2,681,909	258,703	87,200	85,353	3,113,165
	3,056,901	1,025,223	1,054,893	1,990,758	7,127,775
Period Gap (Assets - Liabilities)	$(2,371,092)	$190,894	$362,957	$819,696	$(997,545)
Cumulative Gap	$(2,371,092)	$(2,180,198)	$(1,817,241)	$(997,545)
Cumulative Gap to Total Assets	(7.6)%	(7.0)%	(5.8)%	(3.2)%

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

The following repricing gap analysis as of September 30, 2017 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 28

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$8,477,022	$1,176,963	$968,677	$1,648,686	$12,271,348
Investments	159,156	191,906	264,352	445,157	1,060,571
	8,636,178	1,368,869	1,233,029	2,093,843	13,331,919
Liabilities
Non-maturity deposits	6,372,068	—	—	—	6,372,068
Time deposits	297,708	415,566	439,005	847,902	2,000,181
Borrowings	3,162,164	732,752	68,524	48,003	4,011,443
	9,831,940	1,148,318	507,529	895,905	12,383,692
Off-balance sheet	(100,000)	405,000	—	—	305,000
Period Gap (assets – liabilities + off-balance sheet)	$(1,295,762)	$625,551	$725,500	$1,197,938	$1,253,227
Cumulative Gap	$(1,295,762)	$(670,211)	$55,289	$1,253,227
Cumulative Gap to Assets	(4.8)%	(2.5)%	0.2%	4.7%
The twelve-month cumulative repricing gap to total earning assets was 4.7% and 4.9% as of September 30, 2017 and December 31, 2016, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of September 30, 2017.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates:
TABLE 29

	September 30, 2017	December 31, 2016	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	2.1%	3.9%	n/a
+ 200 basis points	1.7%	2.8%	(5.0)%
+ 100 basis points	1.0%	1.5%	(5.0)%
- 100 basis points	(3.6)%	(4.0)%	(5.0)%
Economic value of equity:
+ 300 basis points	(5.1)%	(3.8)%	(25.0)%
+ 200 basis points	(2.9)%	(2.4)%	(15.0)%
+ 100 basis points	(0.8)%	(0.6)%	(10.0)%
- 100 basis points	(3.3)%	(4.3)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also model scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 1.6% at September 30, 2017 and 3.3% at December 31, 2016.
Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 56.7% and 60.3% of total loans as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, 79.1% of these loans, or 56.7% of total loans, are tied to the Prime and one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. We have managed the duration of our investment portfolio to be relatively short, resulting in a portfolio duration of 4.1 and 3.9 years for September 30, 2017 and December 31, 2016, respectively. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of September 30, 2017, the commercial swaps totaled $2.1 billion of notional principal, with $557.7 million in notional swap principal originated during the first nine months of 2017. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 9 in this Report.
We desired to remain modestly asset-sensitive during the first nine months of 2017. A number of management actions and market occurrences resulted in a decrease in the asset sensitivity of our interest rate risk position during the period. The decrease was due to management's actions with the acquisition of YDKN in conjunction with timing of funding loan and investment growth as well as deposit activity. The primary drivers increasing asset sensitivity involved repositioning the acquired investments and FHLB advances portfolios, with the biggest driver being an increase in our short-term funding position. These actions were done in conjunction with normal activity which included growth in transaction deposits referred to earlier, an increase in the amount of adjustable loans repricing in twelve months or less, and terming out fixed borrowings.
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

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS TO GAAP
Reconciliations of non-GAAP operating measures and key performance indicators discussed in this Report to the most directly comparable GAAP financial measures are included in the following tables.
TABLE 30
Operating Net Income Available to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income available to common stockholders	$75,683	$50,158	$169,048	$113,570
Merger-related expense	1,381	299	55,459	35,790
Tax benefit of merger-related expense	(483)	(105)	(18,481)	(12,209)
Merger-related net securities gains	—	—	(2,609)	—
Tax expense of merger-related net securities gains	—	—	913	—
Operating net income available to common stockholders (non-GAAP)	$76,581	$50,352	$204,330	$137,151
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe this measurement helps investors understand the effect of acquisition activity in reported results. We use operating net income available to common stockholders to better understand business performance and the underlying trends produced by core business activities. We believe merger-related expenses are not organic costs to run our operations and facilities. These charges represent expenses to satisfy contractual obligations of an acquired entity without any useful benefit to us and to convert and consolidate the entity’s records onto our platforms. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
TABLE 31
Operating Earnings per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income per diluted common share	$0.23	$0.24	$0.57	$0.55
Merger-related expense	0.01	—	0.19	0.18
Tax benefit of merger-related expense	—	—	(0.06)	(0.06)
Merger-related net securities gains	—	—	(0.01)	—
Tax expense of merger-related net securities gains	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.24	$0.24	$0.69	$0.67

TABLE 32
Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income available to common stockholders (annualized)	$300,266	$199,543	$226,017	$151,703
Amortization of intangibles, net of tax (annualized)	12,392	9,234	11,051	8,342
Tangible net income available to common stockholders (annualized) (non-GAAP)	$312,658	$208,777	$237,068	$160,045
Average total stockholders’ equity	$4,426,980	$2,562,693	$3,945,621	$2,475,198
Less: Average preferred stockholder equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,344,077)	(1,093,378)	(2,028,377)	(1,049,998)
Average tangible common equity (non-GAAP)	$1,976,021	$1,362,433	$1,810,362	$1,318,318
Return on average tangible common equity (non-GAAP)	15.82%	15.32%	13.10%	12.14%
 (1) Excludes loan servicing rights.
TABLE 33
Return on Average Tangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Net income (annualized)	$308,237	$207,540	$234,078	$159,757
Amortization of intangibles, net of tax (annualized)	12,392	9,234	11,051	8,342
Tangible net income (annualized) (non-GAAP)	$320,629	$216,774	$245,129	$168,099
Average total assets	$30,910,664	$21,386,156	$28,470,888	$20,364,810
Less: Average intangibles (1)	(2,344,077)	(1,093,378)	(2,028,377)	(1,049,998)
Average tangible assets (non-GAAP)	$28,566,587	$20,292,778	$26,442,511	$19,314,812
Return on average tangible assets (non-GAAP)	1.12%	1.07%	0.93%	0.87%
 (1) Excludes loan servicing rights.
TABLE 34
Tangible Book Value per Common Share

	Three Months Ended September 30,
(in thousands, except per share data)	2017	2016
Total stockholders’ equity	$4,435,921	$2,570,580
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,351,707)	(1,091,876)
Tangible common equity (non-GAAP)	$1,977,332	$1,371,822
Ending common shares outstanding	323,301,548	210,224,194
Tangible book value per common share (non-GAAP)	$6.12	$6.53
 (1) Excludes loan servicing rights.

TABLE 35
Tangible equity to tangible assets (period-end)

	Three Months Ended September 30,
(dollars in thousands)	2017	2016
Total stockholders' equity	$4,435,921	$2,570,580
Less: intangibles(1)	(2,351,707)	(1,091,876)
Tangible equity (non-GAAP)	$2,084,214	$1,478,704
Total assets	$31,123,295	$21,583,914
Less: intangibles(1)	(2,351,707)	(1,091,876)
Tangible assets (non-GAAP)	$28,771,588	$20,492,038
Tangible equity / tangible assets (period-end) (non-GAAP)	7.24%	7.22%
(1) Excludes loan servicing rights.
TABLE 36
Tangible common equity / tangible assets (period-end)

	Three Months Ended September 30,
(dollars in thousands)	2017	2016
Total stockholders' equity	$4,435,921	$2,570,580
Less: preferred stockholders' equity	(106,882)	(106,882)
Less: intangibles (1)	(2,351,707)	(1,091,876)
Tangible common equity (non-GAAP)	$1,977,332	$1,371,822
Total assets	$31,123,295	$21,583,914
Less: intangibles(1)	(2,351,707)	(1,091,876)
Tangible assets (non-GAAP)	$28,771,588	$20,492,038
Tangible common equity / tangible assets (period-end) (non-GAAP)	6.87%	6.69%
 (1) Excludes loan servicing rights.

TABLE 37
Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2017	2016	2017	2016
Non-interest expense	$163,743	$121,050	$515,012	$387,327
Less: Amortization of intangibles	(4,805)	(3,571)	(12,716)	(9,608)
Less: OREO expense	(1,421)	(1,172)	(3,412)	(2,752)
Less: Merger-related expense	(1,381)	(299)	(55,459)	(35,790)
Less: Impairment charge on other assets	—	—	—	(2,585)
Adjusted non-interest expense	$156,136	$116,008	$443,425	$336,592
Net interest income	$225,231	$157,506	$616,398	$452,229
Taxable equivalent adjustment	5,173	2,895	13,169	8,148
Non-interest income	66,151	53,240	187,345	150,695
Less: Net securities gains	(2,777)	(299)	(5,895)	(596)
Less: Gain on redemption of TPS	—	—	—	(2,422)
Adjusted net interest income (FTE) + non-interest income	$293,778	$213,342	$811,017	$608,054
Efficiency ratio (FTE) (non-GAAP)	53.15%	54.38%	54.68%	55.36%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2017, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 9 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.

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

101
The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	November 6, 2017	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 6, 2017	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 6, 2017	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)