Form 10-K
period 2017-12-31
FNB CORP/PA/
filed 2018-02-28
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2017, determined using a per share closing price on that date of $14.16, as quoted on the New York Stock Exchange, was $4,464,901,676.
As of January 31, 2018, the registrant had outstanding 323,523,445 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 16, 2018 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2018.

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
Overview
We are a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). We were formed in 1974 as a bank holding company and are headquartered in Pittsburgh, Pennsylvania. We completed a redomestication from the State of Florida to the Commonwealth of Pennsylvania on August 30, 2016. The redomestication was effected pursuant to a plan of conversion approved by our Board of Directors and stockholders. As a result of the redomestication, we are organized under and subject to Pennsylvania law, and remain the same entity that existed before the redomestication, with the same legal existence without interruption, and are deemed to have commenced our existence as of the time we were incorporated under Florida law in 2001. We were originally incorporated in 1974 in Pennsylvania and reincorporated in Florida in 2001 after experiencing substantial growth of our business and operations in Florida in prior years. In 2004, we spun-off our Florida operations in a newly formed public company and refocused on growing our markets in Pennsylvania. Since that time, the majority of our assets, operations and employees have been located in Pennsylvania.
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
As a diversified financial services holding company, FNB, through our subsidiaries, provides a full range of financial services, principally to consumers, corporations, governments and small- to medium-sized businesses in our market areas through our subsidiary network, which is led by our largest subsidiary, First National Bank of Pennsylvania (FNBPA). Our business strategy focuses primarily on providing quality, consumer- and commercial-based financial services adapted to the needs of each of the markets we serve. We seek to maintain our community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. We seek to preserve some decision making at a local level, however, we have centralized legal, loan review, credit underwriting, accounting, investment, audit, loan operations, deposit operations and data processing functions. The centralization of these processes enables us to maintain consistent quality of these functions and to achieve certain economies of scale.
We have four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2017, we have 417 Community Banking offices in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina and 77 Consumer Finance offices in Pennsylvania, Ohio, Tennessee and Kentucky.

As of December 31, 2017, we had total assets of $31.4 billion, loans of $21.0 billion and deposits of $22.4 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.
Recent Developments
We seek to grow organically. During the year ended December 31, 2017, our total assets have grown $9.6 billion, or 43.8%, through a combination of an acquisition and organic growth. A description of the acquisition completed during 2017 follows.

Yadkin Financial Corporation
On March 11, 2017, we completed our acquisition of Yadkin Financial Corporation (YDKN), a bank holding company based in Raleigh, North Carolina. On the acquisition date, YDKN had assets with a net book value of $6.8 billion, of which included $5.1 billion in loans and $5.2 billion in deposits. The acquisition was valued at $1.8 billion and resulted in FNB issuing 111,619,622 shares of our common stock in exchange for 51,677,565 shares of YDKN common stock.
Other acquisitions, exclusive of branch and insurance acquisitions, completed during the last five years are summarized below:

Acquired Entity	Acquired Bank	Year	Fair Value of Assets Acquired
(dollars in millions)
Metro Bancorp, Inc.	Metro Bank	2016	$2,783.7
OBA Financial Services, Inc. (OBA)	OBA Bank	2014	390.2
BCSB Bancorp, Inc. (BCSB)	Baltimore County Savings Bank	2014	596.1
PVF Capital Corp. (PVF)	Park View Federal Savings Bank	2013	737.2
Annapolis Bancorp, Inc. (ANNB)	BankAnnapolis	2013	430.3
For more detailed information concerning the most recent acquisitions, see Note 3, “Mergers and Acquisitions” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 23, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2017, FNB had four business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer. The Consumer Finance segment consists of a multi-state consumer finance company.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2017, our Community Banking segment operated in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina.
The goals of Community Banking are to generate high-quality, profitable revenue growth through increased business with our current customers, attract new customer relationships through FNBPA’s current branches and expand into new and existing markets through de novo branch openings and the establishment of loan production offices. We consider Community Banking an important source of revenue opportunity through the cross-selling of products and services offered by our other business segments.
The lending philosophy of Community Banking is to establish high-quality customer relationships, while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying our loan portfolio by industry, product and borrower, and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the geographic market areas served by Community Banking.
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
Our Wealth Management operations are conducted through three subsidiaries of FNBPA. First National Trust Company (FNTC) provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2017, the fair value of trust assets under management was approximately $4.9 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
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
Other
We also operate other non-banking subsidiaries which are not to be considered reportable segments of FNB. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC ceased financing new portfolio companies in July 2013. FNBCC has a 21.9% funding commitment in Tecum Capital Partners, L.P. (formerly known as F.N.B. Capital Partners, L.P.) (Tecum), a Small Business Investment Company licensed by the U.S. Small Business Administration. Tecum is not an affiliate or a subsidiary of FNB. We have six companies that issued trust preferred securities (TPS) to third-party investors: F.N.B. Statutory Trust II, Omega Financial Capital Trust I, Yadkin Valley Statutory Trust I, FNB Financial Services Capital Trust I, American Community Capital Trust II and Crescent Financial Capital Trust I, the last four of which were acquired in conjunction with the YDKN acquisition. Regency Consumer Financial

Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, the company established to issue, administer and repay the subordinated notes. The proceeds received from the subordinated notes issuances are used to fund loans in the Consumer Finance segment. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 23, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Market Area and Competition
We operate in Pennsylvania, eastern Ohio, and northern West Virginia, which are areas with relatively stable markets and modest growth. Additionally, we operate in the Baltimore, Maryland, Metropolitan Statistical Area and Montgomery County, Maryland, which are relatively higher growth markets. The YDKN acquisition enabled us to enter the high growth North Carolina markets of Raleigh-Durham, Charlotte and the Piedmont Triad, which is comprised of Winston-Salem, Greensboro and High Point, and South Carolina. In addition to Pennsylvania and Ohio, our Consumer Finance segment also operates in northern and central Tennessee and western and central Kentucky.
We compete for loans, deposits and financial services business with a large number of bank and non-bank financial institutions and other lenders engaged in the business of extending credit, including financial technology companies and marketplace lenders. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits comes from commercial banks, savings banks and credit unions. Additional competition for deposits comes from non-depositary competitors such as financial technology companies, mutual funds, securities and brokerage firms and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, our subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies. Competition for loans and deposits often is based on the rates of interest charged, the rates of interest paid to obtain funds and the availability of customer services.
In Regency’s market areas of Pennsylvania, Ohio, Tennessee and Kentucky, our active competitors include banks, credit unions and national, regional and local consumer finance companies, some of which have substantially greater resources than that of Regency. The ready availability of consumer credit through charge accounts and credit cards constitutes additional competition.
The ability to deploy and use technology effectively is an important competitive factor in the financial services industry. Technology is not only important with respect to the delivery of financial services, risk management, regulatory compliance and security of customer information, but also in processing information. FNB and each of our subsidiaries must continually make technological investments to remain competitive in the financial services industry. FNBPA has executed several initiatives that have integrated and streamlined its physical branch and e-delivery channels.
Underwriting
Commercial Loans
Our commercial loan policy requires, among other things, that all commercial loans be underwritten to document the borrower’s financial capacity to support the cash flow required to repay the loan. The commercial loan policy also contains additional guidelines and requirements applicable to specific loan products or lines of business. We have developed a proprietary underwriting system for all corporate business loan relationships and utilize a third party solution for small business loan relationships, with both platforms supporting consistency in underwriting across the entire footprint and credit decisions to be made at the local and regional level in accordance with approval policies. As part of this underwriting, we require clear and concise documentation of the borrower’s ability to repay the loan based on current financial statements and/or tax returns, plus pro-forma financial statements, as appropriate. Specific guidelines for loan terms and conditions are outlined in our Credit Policy. The guidelines also detail the collateral requirements for various loan types. It is our general practice to obtain personal guarantees, supported by current personal financial statements and/or tax returns, to reduce the credit risk, as appropriate.
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

Consumer Loans
Our revolving home equity lines of credit (HELOC) are generally variable rate loans underwritten based on fully indexed rates. For home equity loans, our policy is to generally require a LTV ratio not in excess of 85% and Fair Isaac Corporation (FICO) scores of not less than 710. In certain circumstances, we will extend credit to borrowers with an LTV ratio over 85% on a limited and closely monitored basis. Our underwriters evaluate a borrower’s debt service capacity on all line of credit applications by utilizing an interest shock rate of 3% over the prevailing variable interest rate at origination. The borrower’s debt-to-income ratio must remain within our guidelines under the shock rate repayment formula. FNB has elected, with the onset of the qualified mortgage (QM) rules established by the Consumer Financial Protection Bureau (CFPB) in 2014, to tightly limit the origination of non-QM loans (see discussion under the caption “Consumer Protection Statutes and Regulations”).
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
Our consumer loan policies and procedures require prospective borrowers to provide appropriate and accurate financial information that will enable our loan underwriting personnel to make sound credit decisions. Specific information requirements vary based on loan type, risk profile and secondary investor requirements where applicable. In all extensions of credit, however, our consumer loan policy requires that we obtain evidence of capacity to repay as well as an independent credit report, both of which help assess the prospective borrower’s willingness and ability to repay the debt. If any information submitted by the prospective borrower raises reasonable doubts with respect to the willingness and ability of the borrower to repay the loan, FNB denies the credit. We do not provide loans in which there is no verification of the prospective borrower’s income. We do not make interest-only or similar type residential mortgage loans.
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
Regency Finance Company Loans
Regency originates three general types of loans: direct non-real estate, indirect sales finance and limited direct real estate. Regency uses a quality control program to review, in an independent manner, loan origination and servicing on a monthly basis to ensure adherence with compliance and credit criteria standards. Regency loans comprise 0.8% of our total loans and leases as of December 31, 2017, with an average loan size of $2 thousand.
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
Regency underwrites a limited number of direct real estate loans utilizing a risk-based pricing matrix that evaluates the applicants by FICO score, credit criteria and LTV ratio. First lien general LTV standards permit a maximum of 85% of appraised value. Regency does not offer variable rate real estate secured loans. Regency does not offer unverified or no documentation loans.
Regency underwrites direct financing for automobile secured loans utilizing a risk-based pricing matrix that evaluates the applicants by FICO score, credit criteria and advance rate as a percentage of the book value of the vehicle. Regency will only grant credit secured by an automobile at the current (time of application) National Automobile Dealers Association Book retail price.
Regency generates indirect sales finance applications and subsequent loans through retailers that Regency approves for the purpose of the customer’s finance of a purchase such as furniture or electronics. Regency grants credit in a similar manner as set forth above for direct real estate loans. Pricing parameters are generally dealer and geography specific. Regency underwrites direct non-real estate personal and secured loans represented above with the exception that this product does not rely solely on FICO scores. Specific analysis of the applicant’s credit report and income verification are the principal elements of Regency’s credit decision with respect to direct non-real estate personal and secured loans.
Employees
As of January 31, 2018, FNB and our subsidiaries had 4,215 full-time and 533 part-time employees. Our management considers our relationship with our employees to be satisfactory.
Government Supervision and Regulation
The following summary sets forth certain material elements of the regulatory framework applicable to FNB, FNBPA and our subsidiaries and affiliates. The bank regulatory framework is intended primarily for the protection of depositors through the federal deposit insurance guarantee, and not for the protection of security holders. Numerous laws and regulations govern the operations of financial services institutions and their holding companies. Significant elements of the laws and regulations applicable to FNB and our affiliates are described in this section. To the extent that the following information describes statutory and regulatory provisions or governmental policies, such descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies referenced herein. In addition, certain of FNB’s public disclosure, internal control environment, risk and capital management and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and related regulations and rules of the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Also, FNB is subject to the rules of the NYSE for listed companies. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As a financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face increased complexity and additional risks and costs in our compliance efforts.
In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act (HMDA), reform and simplification of certain “Volcker Rule” requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion (see discussion under Risk Factors - caption “We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry”).
GENERAL
FNB is a legal entity separate and distinct from our subsidiaries. As a financial holding company and a bank holding company, FNB is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act), and is subject to regulation, inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB).

The FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, meaning its subsidiary broker-dealers, investment managers, investment advisory companies, insurance companies and banks, as applicable, are subject to the jurisdiction of various federal and state “functional” regulators and self-regulatory organizations, such as FINRA.
Our subsidiary bank, FNBPA, and FNBPA’s subsidiary trust company, FNTC, are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is a bureau of the U.S. Department of the Treasury (UST). FNBPA is also subject to certain regulatory requirements of the CFPB, Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including but not limited to requirements to maintain reserves against deposits, capital requirements, limitations regarding dividends, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, affiliate transactions, Community Reinvestment Act (CRA), consumer compliance and anti-discrimination laws and unfair, deceptive or abusive acts and practices prohibitions, monitoring obligations under the federal bank secrecy act and anti-money laundering requirements, limitations on the types of investments that may be made, cybersecurity and consumer privacy requirements, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, FNB and our subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of FNB and our ability to make distributions to our stockholders. If we fail to comply with these or other applicable laws and regulations, we may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.
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
As a regulated financial holding company, FNB’s relationships and good standing with our regulators are of fundamental importance to the continuation and growth of our businesses. The FRB, OCC, FDIC, CFPB and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of FNB or our subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, FNB, FNBPA, FNTC and other affiliates are subject to examination by the various federal and state regulators, which involves periodic examinations and supervisory inquiries, the reports of which are not publicly available and can affect ratings that can impact the conduct and growth of our businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity, consumer compliance, anti-discrimination laws, unfair, deceptive or abusive acts and practices prohibitions, community reinvestment, cybersecurity and consumer privacy requirements, and various other factors. The federal banking interagency Guidelines for Establishing Standards for Safety and Soundness set forth compliance considerations and guidance with respect to the following operations of banking organizations: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) executive compensation, fees and benefits; (8) asset quality; and (9) earnings. Significant adverse findings reporting safety and soundness or violations of laws or regulations by any of FNB’s federal bank regulators could potentially result in the imposition of significant fines, penalties, reimbursements, enforcement actions as well as limitations and prohibitions on the activities and growth of FNB and our subsidiaries.
There are numerous laws, regulations and rules governing the activities of financial institutions - including non-bank financial institutions, such as financial technology companies and marketplace lenders, which provide products and services comparable to banking organizations - financial holding companies and bank holding companies. The following discussion is general in nature and seeks to highlight some of the more significant of these regulatory requirements, but does not purport to be complete or to describe all of the laws and regulations that apply to us and our subsidiaries.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Act continues to have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things:

•	enhanced authority over troubled and failing banks and their holding companies;

•	increased capital and liquidity requirements;

•	increased regulatory examination fees;

•	increased assessments banks must pay the FDIC for federal deposit insurance; and

•
specific provisions designed to improve supervision and oversight of bank safety and soundness and consumer practices, by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system that is enforced by new and existing federal regulatory agencies and authorities, including the Financial Stability Oversight Council (FSOC), FRB, OCC, FDIC and CFPB. The following description briefly summarizes certain impacts of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of FNB, FNBPA, and our subsidiaries and affiliates.
Deposit Insurance.  The Dodd-Frank Act established a $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act requires a phase-in of the minimum designated reserve ratio for the DIF, increasing it from 1.15% to 1.35% of the estimated amount of total insured deposits. This increase is required to occur by September 30, 2020. In addition, the Dodd-Frank Act eliminated the requirement of the FDIC to pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the target designated reserve ratio at 2%. As of June 30, 2016, the FDIC began to collect a 4.5 basis point annualized premium surcharge assessed on assets over $10 billion of each institution assessment base. In 2017, the premium surcharge resulted in an additional expense of $8.1 million. In addition, H.R.1, An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018, commonly referred to as the Tax Cuts and Jobs Act of 2017 (TCJA), which was signed into law on December 22, 2017, disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as FNBPA, the premium deduction is phased-out based on the proportion of the bank’s assets exceeding $10 billion.
Interest on Demand Deposits.  Under the Dodd-Frank Act, depository institutions are permitted to pay interest on demand deposits. In accordance therewith, we pay interest on certain classes of commercial demand deposits.
Volcker Rule. Section 619 of the Dodd-Frank Act (known as the Volcker Rule) prohibits insured depository institutions and their holding companies from engaging in proprietary trading, except under limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 capital in private equity and hedge funds. In December 2013, the federal banking agencies adopted final rules implementing the Volcker Rule (the Volcker Implementing Rules). The Volcker Implementing Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Volcker Implementing Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions and require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to the entity’s regulators. Although the Volcker Implementing Rules provide for some tiering of compliance and reporting obligations based on the size of an institution, the fundamental prohibitions of the Volcker Rule apply to banking organizations of any size. The Volcker Implementing Rules became effective April 1, 2014, but the conformance period was extended from its statutory end date of July 21, 2014 until July 21, 2015. In addition, the FRB granted extensions until July 21, 2017 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and in December 2016 provided guidance allowing for additional extensions to the conformance period for certain illiquid funds. We have evaluated the requirements of the Volcker Implementing Rules with respect to our investments and we do not expect any material divestitures of such investments or other financial implications.

In addition, in August 2017 the OCC published a notice and request for comment on whether certain aspects of the Volcker Rule should be revised to better accomplish the purposes the Dodd-Frank Act while decreasing the compliance burden on banking organizations and fostering economic growth. The request for comment invited input on ways in which to tailor the Volcker Rule’s requirements and clarify key provisions that define prohibited and permissible activities, as well as input on how the federal regulatory agencies could implement the existing Rule more effectively without revising the Volcker Implementing Rules. Specifically, the OCC requested comments on the scope of entities subject to the Volcker Rule, the proprietary trading prohibition, the covered funds prohibition, and the compliance program and metrics reporting requirements. We cannot predict whether regulations that would simplify compliance with the Volcker Implementing Regulations will be adopted or, if such regulations were to be adopted, the extent to which they would reduce our compliance burdens.
The Consumer Financial Protection Bureau.  The CFPB’s responsibility is to establish, implement and enforce laws, rules and regulations under certain federal consumer financial laws, as defined by the Dodd-Frank Act and interpreted by the CFPB, with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking and enforcement authority over many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products and services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general will have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and against, with respect to certain non-preempted laws, national banks. Compliance with any such new regulation or other precedent established by the CFPB and/or states could reduce our revenue, increase our cost of operations and compliance, and limit, prevent, or make more costly, our ability to expand into certain products and services. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and nonbank financial institutions to enforce federal consumer financial laws, and has developed a number of new enforcement theories and applications of these laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators also have been increasingly active in this area with respect to institutions over which they have jurisdiction. Notwithstanding the historical trends of supervision and enforcement of consumer financial laws, the CFPB experienced a leadership change in late 2017 that, although subject to ongoing litigation, may impact the CFPB’s internal policies and supervision, enforcement and rulemaking priorities and philosophy.
Debit Card Interchange Fees.  The FRB, pursuant to its authority under the Dodd-Frank Act, has issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus 0.05% of the transaction total (and an additional one cent to account for fraud protection costs).
Transactions with Affiliates.  Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by Regulation W, banks are subject to restrictions that limit certain types of transactions between banks and their non-bank affiliates. In general, banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving non-bank affiliates. Also, transactions between banks and their non-bank affiliates are required to be on arms-length terms and consistent with safe and sound banking practices. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” to include the borrowing or lending of securities or derivative transactions, and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. In addition, the provisions of the Volcker Rule apply similar restrictions on transactions between a bank and any “covered fund” that the bank advises or sponsors.

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
Enhanced Lending Limits.  Federal banking law limits a national bank’s ability to extend credit to one person or group of related persons to an amount that does not exceed certain thresholds. Among other things, the Dodd-Frank Act expanded the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements and securities lending and borrowing transactions.
The changes resulting from the Dodd-Frank Act continue to impact our profitability, require changes to certain of our business practices, including limitations on fee income opportunities, increased compliance costs, imposition of more stringent capital, liquidity and leverage requirements upon us or otherwise adversely affect our business. These changes may also require us to continue to invest significant management attention and compliance, legal, risk and audit resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. We cannot predict what effect any newly implemented, presently contemplated or future changes in the laws or regulations or their interpretations may have on us.
Capital and Operational Requirements
The FRB, OCC and FDIC issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, due to its financial condition or actual or anticipated growth.
FNB, like other bank holding companies, through December 31, 2017 was required to maintain common equity tier 1 (CET1), tier 1 and total capital (the sum of tier 1 and tier 2 capital) equal to at least 5.75%, 7.25% and 9.25%, respectively, of our total risk-weighted assets (including various off-balance sheet items). The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2017, our CET1, tier 1 and total capital ratios under these guidelines were 8.9%, 9.3% and 11.4%, respectively. At December 31, 2017, we had $302.7 million of capital securities and subordinated debt that qualified as tier 2 capital.
In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 4.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Our leverage ratio at December 31, 2017 was 7.6%.
Increased Capital Standards and Enhanced Supervision
The Dodd-Frank Act’s regulatory capital requirements are intended to ensure that “financial institutions hold sufficient capital to absorb losses during future periods of financial distress” and requires the federal banking agencies to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions, their holding companies and non-bank financial companies that have been determined to be systemically important by the FSOC.
Basel III Capital Rules
In July 2013, FNB’s and FNBPA’s primary federal regulator, the FRB, published the Basel III Capital Rules (Basel III) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including FNB and FNBPA, compared to the then-existing U.S. risk-based capital rules. Basel III defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III also addresses risk weights and other issues affecting the denominator in a banking institution’s regulatory capital ratios.
Basel III, among other things, (i) introduces the concept of CET1, (ii) specifies that tier 1 capital consists of CET1 and “Additional Tier 1” capital instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions/adjustments as compared to existing regulations.
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
Basel III prescribes a standardized approach for risk weightings that expands the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.
In addition, Basel III provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under Basel III for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as FNB. Specifically, the final rule extends the current regulatory capital treatment of MSAs, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and CET1 minority interest, tier 1 minority interest, and total capital minority interest exceeding applicable minority interest limitations. Management believes that, as of December 31, 2017, FNB and FNBPA meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

In October 2017, the federal banking agencies issued a notice of proposed rulemaking on simplifications to Basel III, a majority of which would apply solely to banking organizations that are not subject to the advanced approaches capital rules. Under the proposed rulemaking, non-advanced approaches banking organizations, such as FNB and FNBPA, would apply a simpler regulatory capital treatment for MSAs; certain DTAs; investments in the capital of unconsolidated financial institutions; and capital issued by a consolidated subsidiary of a banking organization and held by third parties. Specifically, the proposed rulemaking would eliminate: (i) the 10 percent CET1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent CET1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent CET1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Basel III would no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead would require that non-advanced approaches banking organizations deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of CET1 capital. The proposed rulemaking also includes revisions to the treatment of certain acquisition, development, or construction exposures that are designed to address comments regarding the current definition of high volatility commercial real estate exposure under the capital rule’s standardized approach. If these are adopted as proposed, we anticipate a positive impact on our capital ratios.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’

capital ratios; constraining the use of internally modelled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor.  Leadership of the FRB, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the regulatory capital requirements framework applicable to FNB and FNBPA.
Stress Testing
As required by the Dodd-Frank Act, the FRB and OCC published final rules regarding company-run stress testing (DFAST). The DFAST rules require institutions, such as FNB and FNBPA, with average total consolidated assets greater than $10 billion, to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Implementation of the DFAST rules for covered institutions with total consolidated assets between $10 billion and $50 billion began in 2013. The DFAST rules and guidance require increased involvement by boards of directors in the stress testing process and public disclosure of the results. Public disclosure of summary stress test results under the severely adverse scenario began in June 2015 for stress tests commencing in 2014. The public disclosure of FNB’s stress testing results using data as of December 31, 2016 was in October 2017. Our capital ratios reflected in the stress test calculations exceeded the well-capitalized levels, even under the severely adverse scenario. This is an important factor considered by the FRB and OCC in evaluating the capital adequacy of FNB and FNBPA and whether the appropriateness of any proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. In reviewing FNB’s and FNBPA’s stress test results, the FRB and OCC will consider both quantitative and qualitative factors.
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
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2017.
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

If appointed as receiver for a failing financial company for which a systemic risk determination has been made, the FDIC has broad authority under the Dodd-Frank Act and the Orderly Liquidation Authority (OLA) it created to operate or liquidate the business, sell the assets, and resolve the liabilities of the company immediately after its appointment as receiver or as soon as conditions make this appropriate. This authority will enable the FDIC to act immediately to sell assets of the company to another entity or, if that is not possible, to create a bridge financial company to maintain critical functions as the entity is wound down. In receiverships of insured depository institutions, the ability to act quickly and decisively has been found to reduce losses to creditors while maintaining key banking services for depositors and businesses. The FDIC will similarly be able to act quickly in resolving non-bank financial companies under the Dodd-Frank Act.
The FDIC Office of Complex Financial Institutions is responsible for implementing its expanded responsibilities attendant to its new receivership authority. The FDIC adopted five major rules for the implementation of its new receivership authority.
Under these rules, if the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power to:

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

In April 2017, the Administration directed the UST to conduct a thorough review of the OLA to determine, among other things, the effectiveness of the framework and the extent to which it is consistent with the Core Principles for Regulation the United States Financial System, as established by Executive Order of the President in February 2017. The UST has not yet completed this review.
Community Reinvestment Act and Fair Lending
The Community Reinvestment Act of 1977 (CRA) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to and investments in low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. In its most recent CRA examination, FNBPA received a “satisfactory” rating. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, the Department of Housing and Urban Development (HUD), and other regulators. Fair lending laws include the Equal Credit Opportunity Act (ECOA) and the Fair Housing Act (FHA), which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice (DOJ) for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. Given recent leadership changes at the DOJ and CFPB, as well as changes in the enforcement policies and priorities of each agency, the extent to which such coordination will continue to occur in the near term is uncertain. FNBPA is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.

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

Cybersecurity

The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is anticipated that, if these enhanced standards are implemented, the OCC will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards. The OCC, however, part of its bank supervision operational plan has prioritized review of national bank’s information security, data protection and third-party risk management, including the extent to which national banks’ are positioned to assess and the evolving cyber-threat environment and maintain resilient against such threats.

In late 2017, the SEC announced that they plan to issue guidelines governing the manner in which public companies report cybersecurity breaches to investors. The federal bank regulatory agencies and state laws govern the manner in which banks report cybersecurity breaches to affected customers.
Anti-Money Laundering Initiatives and the USA PATRIOT Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA PATRIOT Act), which amended the Bank Secrecy Act of 1970, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The UST has issued a number of regulations that apply various requirements of the USA PATRIOT Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In 2016, these regulations were amended to include express requirements regarding risk-based procedures for conducting ongoing customer due diligence. Such procedures require banks to take appropriate steps to understand the nature and purpose of customer relationships. In addition, absent an applicable exclusion, banks must identify and verify the identity of the beneficial owners of all legal entity customers at the time a new account is established. These requirements become effective in May 2018. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, including criminal law enforcement, and reputational consequences for the institution.
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

Consumer Protection Statutes and Regulations
In addition to the consumer regulations promulgated by the FRB, OCC and state agencies, and the regulations that may be issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes including the Truth in Lending Act (TILA), Truth in Savings Act, ECOA, FHA, Real Estate Settlement Procedures Act (RESPA), Fair Debt Collection Practices Act, Fair Credit Reporting Act, Electronic Fund Transfer Act and HMDA, and regulations and guidance promulgated thereunder by the CFPB and the federal banking agencies. Among other things, these acts and regulations:

•	require banks to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with more detailed information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations;

•	require prescribed consumer disclosures and the adoption of error resolution procedures and other consumer protection protocols with respect to electronic fund transfers; and

•	prohibit unfair, deceptive or abusive acts and practices in connection with consumer loans, the collection of debt, and the provision of other consumer financial products and services.
The CFPB has implemented a series of final consumer protection and disclosure rules related to mortgage loan origination and mortgage loan servicing designed to address the Dodd-Frank Act mortgage lending protections. In particular, the CFPB issued a rule implementing the ability-to-repay and QM provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the QM Rule). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet underwriting guidelines of U.S. government-sponsored entities, the Federal Housing Administration and the U.S. Department of Veteran Affairs may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. Additionally, regulations governing the servicing of residential mortgages have placed additional requirements on mortgage servicers that often lengthen the process for foreclosing on residential mortgages. The CFPB also adopted integrated disclosure requirements related to mortgage originations under RESPA and TILA and each statute’s implementing regulations. These disclosure requirements became effective in October 2015. The CFPB issued proposed amendments to the requirements in July 2016, which were finalized in July 2017. The CFPB also issued interpretive guidance and updated model disclosure forms in 2017.

As discussed, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an insured depository institution with total assets of more than $10 billion, FNBPA is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. We continuously evaluate the impact of the consumer rules issued by the CFPB to determine if they will have any long-term impact on our mortgage loan origination and servicing activities. Compliance with these rules will likely increase our overall regulatory compliance costs and decrease fee income opportunities.
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
Incentive Compensation
Guidelines adopted by the federal banking agencies pursuant to the Federal Deposit Insurance Act (FDI Act) prohibit excessive compensation as an unsafe and unsound practice. The federal banking agencies jointly adopted the Guidance on Sound Incentive Compensation Policies intended to ensure that banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance, which covers all employees that have the ability to expose the organization to material amounts of risk, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employee incentives that appropriately balance risk in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Any deficiencies in the compensation practices of FNB or its subsidiaries and affiliates could lead to supervisory or enforcement action.

Section 956 of the Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as us, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators were required to establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies proposed such regulations in April 2011 and issued a second proposed rule in April 2016. The second proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the Guidance on Sound Incentive Compensation Policies discussed above to prohibit certain types and features of incentive-based compensation arrangements, require incentive-based compensation arrangements to adhere to certain basic principles, and require appropriate board or committee oversight and recordkeeping and disclosures to the appropriate agency. In addition, institutions with at least $50 billion in average total consolidated assets would be subject to additional compensation-related requirements and prohibitions. The prospects for continued consideration of these proposed rules by the SEC and federal banking agencies are uncertain, but implementation of any final rules is not expected in the near term. Nevertheless, incentive compensation and sales practices, particularly in connection with certain products and services that are viewed as high-risk from a supervisory perspective-such as cross-selling and overdraft services-continue to be priority issues on the examination and supervision agendas of the CFPB and the federal banking agencies.
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
FNBIA also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor (DOL) under the Employee Retirement Income Security Act of 1974 (ERISA), among others. The principal purpose of these regulations is the protection of clients and ERISA plan and individual retirement account assets and beneficiaries, rather than the protection of stockholders and creditors. The DOL has adopted a new fiduciary rule that is expected to affect FNBIA’s business and compliance practices to the extent it provides fiduciary investment advice to clients regarding individual retirement accounts or other retirement accounts. The rule was initially scheduled to become applicable in April 2017 and became partially effective in June 2017. However, full implementation of the rule, including key provisions encompassing the “best interest contract” exemption and other exemptions, has been delayed until July 2019 to provide the DOL additional time to complete its evaluation of whether the rule may adversely affect access to retirement information and financial advice, as directed by the Presidential Memorandum issued on February 3, 2017, and to consider public comments submitted to the DOL. Additionally, in September 2017, the SEC announced it is drafting its own proposal for a fiduciary rule for brokers and investment advisers. Due to these developments, we cannot predict whether there will be material changes to existing laws and regulations or how any changes may affect FNBIA’s business and industry; however, until further action is taken by the Administration, Congress, or the DOL, entities and persons subject to the rule are expected by the DOL to exercise good faith compliance during the transition period.
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
Other Laws and Regulations Pertaining to Banks and Financial Services Companies

FNB, FNBPA and our subsidiaries and affiliates are also subject to a variety of other laws and regulations in addition to those already discussed herein with respect to the operation of our businesses, including but not limited to Expedited Funds Availability (and its implementing Regulation CC), Reserve Requirements (and its implementing Regulation D), Margin Stock Loans (and its implementing Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act.

In addition, SOX addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by SOX, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under SOX have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.
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
The 2016 U.S. presidential election resulted in a new Administration controlling the Executive Branch of the Federal Government. The new Administration may bring changes to the U.S. financial services industry, and monetary and fiscal policy that we cannot predict at this time. In 2017, the President issued an Executive Order directing the UST to evaluate the laws and regulations (including the Dodd-Frank Act) governing the financial services industry. At this point, we are unable to determine the impact that the Administration’s possible policy changes may have on FNB and its subsidiaries. (see discussion under Risk Factors - caption “We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry”).
Tax Cuts and Jobs Act of 2017
The TCJA includes a number of provisions that impact FNB, including the following:
Tax Rate. The TCJA replaces the corporate tax rate of 35% applicable under prior law with a reduced 21% statutory tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it decreased the value of our existing DTAs. GAAP requires that the impact of the provisions of the TCJA be accounted for in the period of enactment. Accordingly, the estimated incremental income tax expense recorded by FNB in the fourth quarter of 2017 related to the TCJA was $54 million, resulting from a revaluation of our net deferred tax assets at the lower federal corporate tax rate. Modifications to the tax regime applicable to individual taxpayers will impact our customers in various ways, which will have a corresponding additional impact on our earnings.
FDIC Insurance Premiums. As discussed above, the TCJA prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. As a result, FNBPA’s ability to deduct its FDIC premiums will now be limited.

Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The TCJA eliminates certain exceptions applicable under prior to law for performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees will now be limited.
Business Asset Expensing. The TCJA allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased down proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).
Interest Expense. The TCJA limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.
The foregoing description of the impact of the TCJA and its impact on us should be read in conjunction with our Notes to Consolidated Financial Statements, which is included in Item 8 of this report.

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

ITEM 1A.    RISK FACTORS
FNB is subject to numerous risks, many of which are inherent to our business. As a financial services organization, we must balance revenue generation and profitability with the risks associated with our business activities. For information about how our risk oversight and management process operates, see Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” The following discussion highlights specific risks that could affect us and our business, financial condition, results of operations and cash flows. Based on the information currently known, FNB believes that the following information identifies the material risk factors affecting us. The risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect our business.
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
To achieve our past levels of growth, we have focused on both organic growth and acquisitions. We may not be able to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to obtain the financing necessary to fund additional growth. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new retail branches. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our internal growth. If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
Our results of operations are significantly affected by the ability of our borrowers to repay their loans.
Lending money is an essential part of the banking business. However, for various reasons, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;

•	changes in economic conditions that impact certain geographic markets or industries;

•	the duration of the loan; and

•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.
Generally, commercial loans and leases present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of its business and income stream. In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral. These types of loans, however, have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial and industrial products. At December 31, 2017, commercial loans and leases comprised 62.8% of our loan portfolio and consumer loans comprised 37.2% of our loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report.

Our mortgage banking profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.
Mortgage banking is generally considered a volatile source of income because it depends largely on the volume of loans we originate and sell in the secondary market. If our originations of mortgage loans decreases, resulting in fewer loans that are available to be sold to investors, this would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income.

•
Mortgage loan production levels are sensitive to changes in economic conditions and activity, strengths or weaknesses in the housing market and interest rate fluctuations. Generally, any sustained period of decreased economic activity or higher interest rates could reduce demand for mortgage loans and refinancings. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.

•
Our ability to originate and resell mortgage loans readily is dependent upon the availability of an active secondary market. Government-sponsored entities (GSEs) - Fannie Mae, Freddie Mac and Ginnie Mae -- account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our mortgage banking business. In September 2008, the GSEs were placed into conservatorship by the U.S. government. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. Additionally, there are various proposals to reform the role of the GSEs in the U.S. housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs are uncertain.

•
Future changes to our eligibility to participate in the programs offered by the GSEs and other secondary purchasers, or the loan criteria of the GSEs and other secondary purchasers could also result in a lower volume of corresponding loan originations.

Our financial condition and results of operations may be adversely affected by changes in tax rules and regulations, or interpretations.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be affected by changes in the tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our deferred tax assets and liabilities. Changes in statutory tax rates or deferred tax assets and liabilities may adversely affect our profitability.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Liquidity is needed to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity risk is the potential that we will be unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Our preferred sources for funding are deposits and customer repurchase agreements, which are a low cost and stable sources of funding for us. We compete with commercial banks, savings banks and credit unions, as well as non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies, for deposits and customer repurchase agreements. If we are unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund our loan growth and liquidity objectives, we may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements or cause us to source funds from third party providers which may be higher cost funding.
Secondary sources of liquidity include principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations; Federal Home Loan Bank (FHLB) advances and subordinated notes issued through one of our subsidiaries, which are fully and unconditionally guaranteed by us.
Our liquidity and ability to fund and run our business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms. Other conditions and factors that could materially adversely affect our liquidity and funding include a lack of market or customer confidence in, or negative news about, us or the financial services industry generally, which could result in a loss of deposits and negatively affect our ability to access the capital markets and to sell or securitize loans or other assets. If we are unable to continue to fund assets through deposits and customer repurchase agreements or access funding sources on favorable terms, or if we suffer an increase in borrowing costs or otherwise fail to manage liquidity effectively, our liquidity, operating margins, financial condition and results of operations may be materially adversely affected.
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
As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our business, profitability and the value of our financial assets and liabilities. Such scenarios may include the following:

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
The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. An important function of the FRB is to regulate the national supply of bank credit and certain interest rates. The actions of the FRB influence the rates of interest that FNBPA may charge on loans and what FNBPA may pay on borrowings and interest-bearing deposits and can also affect the value of FNB’s and FNBPA’s on-balance sheet and off-balance sheet financial instruments. Principally due to the impact of rates and by controlling access to direct funding from the FRB, the FRB’s policies also influence to a significant extent, FNBPA’s cost of funding. We cannot predict the nature or timing of future changes in monetary, fiscal, tax and other policies or the effects that may be implemented by the new Administration and that they may have on FNBPA’s and other affiliates’ activities and financial results. However, the FRB has signaled that expected increased growth, economic expansion and a continued healthy market in 2018, related to the TCJA, may produce changes to the monetary policy which may result in increased interest rates.
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
We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, testing, developing strategic planning initiatives, capital stress testing and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of such information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions and dividends to our stockholders, could be adversely affected due to the regulator’s perception that the quality of the models used to generate our relevant information is insufficient.
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
Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in our systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of FNB’s and our subsidiaries’ noncompliance with contractual and other obligations. Many strategic initiatives, such as development of new products, product enhancements, use of technology, staffing reductions, changes in business processes and acquisitions of other financial services companies or their assets, could substantially increase operational risk. We are also exposed to operational risk through our outsourcing arrangements, and the effect the changes in circumstances or capabilities of FNB’s outsourcing vendors can have on our ability to continue to perform operational functions necessary to FNB’s business. We outsource certain data processing and online and mobile banking services to third party providers. Those third-party providers could also be sources of operational and information security risk to FNB, including from breakdowns or failures of their own systems or capacity constraints. Although we take steps to mitigate operational risks through a system of internal controls which we review on a regular basis and update as required, no system of controls - however well designed and maintained - is infallible, and, to the extent the risks arise from the operations of third party vendors or customers, we have limited ability to control those risks. Control weaknesses or failures or other operational risk could result in charges, increased operational costs, harm to our reputation, inability to secure insurance, civil litigation, regulatory intervention, including enforcement action and enhanced supervisory scrutiny, foregone business opportunities, the loss of customer business, especially if customers are discouraged from using our mobile bill pay, mobile banking and online banking services, or the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information.
Our business could be adversely affected by difficult economic conditions in the regions in which we operate.
We operate primarily in Pennsylvania, eastern Ohio, Maryland, northern West Virginia, North Carolina and South Carolina. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the United States as a whole. Difficult economic and employment conditions in the market areas FNB serves could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

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
The Financial Accounting Standards Board (FASB), regulatory agencies and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
Of the newly issued guidance, the most significant to us is the FASB Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as “CECL,” which introduces new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. It also modifies the impairment model for debt securities available for sale and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The impact of this Update will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption. For further information regarding new or updated standards, see Note 2, “New Accounting Standards” of the Notes to Consolidated Financial Statements.

Changes in the federal, state or local tax laws may negatively impact our financial performance.

We are subject to legislative tax rate changes that could increase our effective tax rates. Depending on enactment dates, these law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The TCJA, the full impact of which is subject to further evaluation and analysis, is likely to have both positive and negative effects on our financial performance. For example, the TCJA will result in a reduction in our corporate tax rate to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, as a result of the lower corporate tax rate we recorded income tax provision of $54.0 million in the fourth quarter of 2017 as we were required under GAAP to remeasure our deferred tax assets and liabilities at the enacted rate. In addition, the TCJA also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. The impact of the TCJA may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the TCJA. Similarly, FNB’s customers are likely to experience varying effects from both the individual and business tax provisions of the TCJA and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.
We operate in a highly regulated environment and our businesses are subject to supervision and regulation by several governmental agencies, including the SEC, FRB, OCC, CFPB, FDIC, FSOC, DOJ, UST, SEC, FINRA, HUD and state attorneys general and banking, financial services, securities and regulators. Regulations are generally intended to provide protection for depositors, borrowers and other customers, as well as the stability of the financial services industry, rather than for investors in our securities. We are subject to changes in federal and state law, regulations, governmental policies, agency supervisory and enforcement policies and priorities, and tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit our growth and the return to investors by restricting such activities as, for example:

•	the payment of dividends and stock repurchases;

•	mergers with or acquisitions of other institutions or branches;

•	balance sheet growth;

•	investments;

•	loans and interest rates;

•	assessments of fees, such as overdraft and electronic transfer interchange fees;

•	the provision of securities, insurance, brokerage or trust services;

•	the types of non-deposit activities in which our subsidiaries may engage; and

•	offering of new products and services.
Under regulatory capital adequacy guidelines and other regulatory requirements, FNB and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to those regulatory capital adequacy guidelines. Changes resulting from the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee on banking supervision and implemented by the FRB, when fully phased in, will likely require FNB to satisfy additional, more stringent and complex capital adequacy standards (see discussion under Business – Government Supervision and Regulation – caption “Basel III Capital Rules”). Changes to present capital and liquidity requirements could restrict our activities and require us to maintain additional capital. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected.

With respect to the prospects of future legislation that would impact banking and financial services regulation, the Administration continues to advocate for reform of the Dodd-Frank Act and the bank and financial services regulatory framework. In 2017, the UST, in response to an Executive Order issued by the President, released a report on the Administration’s Core Principles for Regulation the United States Financial System. The report detailed several findings and recommendations, including but not limited to, capital, liquidity and leverage rules should be simplified to promote the flow of credit, consumer regulation and the structure and authority of the CFPB are in need of reform, the regulatory burden on community financial institutions should be eased, and Congress should play a more significant role in overseeing the federal banking agencies to ensure that regulations are better-tailored, more efficient and more effective.

In 2017, the House of Representatives passed “The Financial CHOICE Act,” a comprehensive reform measure which would, if adopted as passed by the House of Representatives, modify or repeal several provisions of the Dodd-Frank Act and other existing financial services laws and regulations, and would therefore have a significant impact on banking and financial services regulation. The Senate continues to deliberate over legislation titled “The Economic Growth, Regulatory Relief and Consumer Protection Act,” which would have a similar, but more targeted, impact on the banking and financial services regulatory framework. The Senate legislation is focused more narrowly on improving consumer access to credit, providing regulatory relief for community banks and smaller financial institutions, and limiting the applicability of systemic risk designation and prudential regulatory standards to very large bank holding companies (those with more than $250 billion in total consolidated assets).

Other notable areas addressed by the above-described legislation include reform of TILA and the CFPB’s mortgage regulations-including the TILA and RESPA integrated mortgage disclosure rules-delayed implementation of regulations to be implemented under HMDA, regulatory relief for community banks and smaller financial institutions, and simplification of the Volcker Rule. To the extent that any financial regulatory reform measure is enacted by Congress in 2018, published news reports indicate that it is more likely to reflect the narrower focus of the above-described Senate legislation.

Although significant changes to existing laws, regulations and policies may be finalized by Congress and/or the federal banking agencies and the CFPB, it is difficult to predict with precision the changes that will be implemented into law and when such changes may occur. Accordingly, the impact of any legislative or regulatory changes on our competitors and on the financial services industry as a whole cannot be determined at this time. In any event, the laws and regulations to which we are subject are constantly under review by Congress, federal regulatory agencies, and state authorities. These laws and regulations could be changed drastically in the future, which could affect our profitability, our ability to compete effectively, or the composition of the financial services industry in which we compete.
The financial services industry is experiencing leadership changes at the federal banking agencies, which may impact regulations and government policies applicable to us.

As a result of the change of Administration and the current constitution and recent actions of Congress, it is possible that certain aspects of the existing banking and financial services regulatory framework, as amended by the Dodd-Frank Act, will be repealed or modified in the near-term. For example, the President, senior members of the Administration, and senior members of Congress have advocated for substantial changes to the Dodd-Frank Act and other federal banking laws and regulations. Moreover, the federal banking agencies are presently experiencing leadership changes which could impact the supervision, enforcement and rulemaking policies of such agencies. In 2017 and early 2018, Congress confirmed a new Chairman of the FRB, a new Comptroller of the Currency and a new Vice Chairman for Supervision at the FRB. In addition, the President nominated a new Chairwoman of the FDIC and the Director of the CFPB resigned and was replaced by an interim Director. Consistent with the views of the Administration and Congress, certain members of this new leadership group have advocated for a reduction in financial services regulation, supervision and enforcement. Moreover, the senior staffs of these agencies charged with carrying out agency policies and responsibilities have experienced significant turnover as a result of these changes. Consequently, certain new regulatory initiatives may be delayed or suspended and existing regulations may be re-evaluated, modified or repealed. At this time, however, the full impact of these and other pending leadership changes, as well as the potential impact to financial services regulation to result from such changes, is uncertain. It is also difficult to predict the impact that any legislative or regulatory changes will have on our competitors and on the financial services industry as a whole. Our results of operations also could be adversely affected by changes in the way in which existing statutes, regulations, and laws are interpreted or applied by courts and government agencies.
The Dodd-Frank Act continues to have a significant impact on our business.
The Dodd-Frank Act imposed substantial regulatory requirements and oversight over banks and other financial institutions in a number of ways. Among its numerous provisions and requirements, the Dodd-Frank Act: (i) created the CFPB to regulate consumer financial products and services sold by banks and non-banks, and to review their compliance with federal consumer protection unfair and deceptive practice standards and fair lending laws; (ii) created the FSOC to identify and impose stronger regulatory oversight on large financial firms and to identify systemic risks; (iii) established OLA to enable the FDIC to liquidate financial corporations that pose a risk to the financial system of the U.S.; (iv) limited debit card interchange fees; (v) adopted certain changes to public company corporate governance, including a stockholder “say on pay” vote on executive compensation; (vi) strengthened the SEC’s powers to regulate securities markets; (vii) regulated OTC derivative markets; (viii) made more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (ix) provided consumers with a defense of set-off or recoupment in a foreclosure or collection action if the lender violates the newly created “reasonable ability to repay” provision; (x) amended TILA with respect to mortgage originations, including originator compensation, disallowing mandatory arbitration, and prepayment considerations; (xi) established the Volcker Rule which, among other things, imposes restrictions on proprietary trading and investment activities of banks and bank holding companies and restricts the sponsoring of hedge funds or private equity funds; (xii) established reforms related to the regulation of credit rating agencies; and (xiii) placed additional and sometimes more time consuming requirements on the process of foreclosing on residential mortgage loans in default.
Regulators have been tasked with adopting regulations that implement and define the breadth and scope of the Dodd-Frank Act. Although many of the regulations implementing the Dodd-Frank Act have been finalized, a number of the regulations that must be adopted under the Dodd-Frank Act have yet to be proposed or have been proposed and are still subject to public comment or otherwise under continued consideration, and it is difficult to gauge the impact of certain provisions of the Dodd-Frank Act because many important details relate to the concepts adopted in the Dodd-Frank Act that were left within the sole discretion of the regulators.
We anticipate that the increased regulatory scrutiny resulting from the Dodd-Frank Act and its implementing regulations will likely continue to be a significant driver of our compliance-related expenditures. We may therefore be required to continue to divert resources to these compliance efforts, which may adversely affect our profitability, including in the following ways, among others:

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
These provisions have, to varying degrees, limited the types of products we are able to offer, the methods of offering them and prices at which they are offered, and may continue to do so in the future. These provisions have and will likely continue to affect different financial institutions in different ways, and therefore, may also affect the competitive landscape in ways that we cannot predict with precision (see discussion under Business - Government Supervision and Regulation - captions “Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010,” “Deposit Insurance,” “Volcker Rule,” “The Consumer Financial Protection Bureau,” “Debit Card Interchange Fees,” “Increased Capital Standards and Enhanced Supervision,” “Stress Testing,” “Expanded FDIC Powers Upon Insolvency of Insured Depository Institutions,” and “Consumer Protection Statutes and Regulations,” among others, for additional detail on the impact of the Dodd-Frank Act on our business operations).
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
The likely effect of the new assessment pricing will be to increase assessment fees for institutions that rely more heavily on non-deposit funding sources. However, the higher assessments for institutions that have relied on non-deposit sources of funding in the past could force these institutions to change their funding models and more actively search for deposits. If this happens, it could drive up the costs to attain deposits across the market, a situation that would negatively impact community banks like FNBPA, which derive the majority of their funding from deposits. Moreover, as a result of the TCJA’s disallowance of the deduction of FDIC deposit insurance premium payments for certain banking organizations, the after-tax cost of our deposit insurance premium payments is anticipated to increase.
We generally have limited ability to control the amount of premiums that we are required to pay for FDIC insurance. Any future increases in or required prepayments of FDIC insurance premiums may adversely affect our financial condition and results of operations. In light of our recent increase in the assessment rates, the potential for additional increases, and our status as a large bank, FNBPA may be required to pay additional amounts to the DIF, which could have an adverse effect on our earnings. If FNBPA’s deposit insurance premium assessment rate increases again, either because of our risk classification, a change in the concentration of our loan portfolio, emergency assessments, or because of another uniform increase, our earnings could be further adversely impacted.
We must comply with stress-testing requirements.
The stress testing requirements under the Dodd-Frank Act stipulate that all U.S. banks and bank holding companies with consolidated assets between $10 billion and $50 billion, such as FNB, are required to conduct annual stress tests calculated under a multi-scenario analysis (see discussion under Business – Government Supervision and Regulation –“Stress Testing”).
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
An interruption in or breach in security of our information systems could result in a loss of customer business, civil litigation or governmental regulatory action, and have an adverse effect on our results of operations, financial condition and cash flows.
As part of our business, we collect, process and retain sensitive and confidential client and customer information in both paper and electronic form and rely heavily on communications and information systems for these functions. This information includes non-public, personally-identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of these data processing functions are not handled by us directly, but are outsourced to third party providers. We devote significant resources and management focus to ensuring the integrity of our systems, including adoption of policies and plans that involve our third party providers to detect and deter cyber-related crimes intended to infiltrate our networks, capture sensitive client and customer information, deny service to customers, or harm electronic processing capabilities. Despite these efforts, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations. The additional cost to the Corporation of our day-to-day cyber security monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security. We may also need to expend substantial resources to comply with the data security breach notification requirements adopted by banking regulators and the states, which have varying levels of individual, consumer, regulatory or law enforcement notification and remediation requirements in certain circumstances in the event of a security breach. Moreover, cyber-security risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact the Corporation’s current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which the Corporation is subject could result in higher compliance and technology costs and could restrict the Corporation’s ability to provide certain products and services, which could materially and adversely affect the Corporation’s profitability. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by FNB. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of FNB. Further, the probability of a successful cyber attack against us or one of our third party services providers cannot be predicted. Although we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, several of which may not be covered under our cyber insurance coverage. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities.
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
We rely on certain external vendors to provide products, information systems and services necessary to maintain our day-to-day operations. These third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully and we oversee their provision of service to us in accordance with applicable enterprise risk management and third-party vendor risk management standards and in a manner consistent with the supervisory expectations of our regulators, we cannot control the actions of our third-party vendors entirely. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to comply with applicable laws and regulations or to conform to our internal controls and risk management procedures, and failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, our vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
On March 11, 2017, we completed the acquisition of YDKN. Prior to the acquisition, we had no operating experience in the North Carolina and South Carolina markets served by YDKN, which is a more competitive market environment than our primary markets in Pennsylvania, Maryland and Ohio. Our success in these new markets will depend on a variety of factors, including our ability to successfully integrate the YDKN businesses with ours; our ability to retain and attract experienced personnel, build brand awareness, and retain existing customers as well as acquire new customers; the continued availability of desirable business opportunities and locations; and the competitive responses from other financial institutions in the new market areas. Additionally, unlike our previous acquisitions, the North Carolina and South Carolina markets are not geographically contiguous with our current market area, which could increase the difficulty of integrating the YDKN businesses with ours. Failure to compete successfully in these new market areas could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to successfully integrate YDKN’s operations and may not realize the anticipated benefits of acquiring YDKN.
FNB and YDKN had operated independently until the completion of the merger. Integration of operations is a long-term initiative. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on FNB’s ability to successfully integrate YDKN’s operations in a manner that results in various benefits, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies and that does not materially disrupt existing customer relationships nor result in decreased revenues due to loss of customers. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of our businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of YDKN’s operations could have an adverse effect on our business, financial condition, operating results and prospects.

If FNB experiences difficulties in the integration process, including those listed above, FNB may fail to realize the anticipated benefits of the merger in a timely manner or at all. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on our business, financial condition, operating results and prospects.
Among the factors considered by the boards of directors of FNB and YDKN in connection with their respective approvals of the merger were the benefits that could result therefrom. We cannot give any assurance that these benefits will be realized within the time periods contemplated or at all.
The merger may not be accretive, and may be dilutive, to FNB’s earnings per share, which may negatively affect the market price of FNB’s common stock received by you as a result of the merger.
Because shares of FNB common stock were issued in the merger, it is possible that, although FNB currently expects the merger to be accretive to earnings per share in 2018, excluding one-time charges, the merger may be dilutive to FNB’s earnings per share, which could negatively affect the market price of shares of FNB’s common stock.
Hurricanes, excessive rainfall, droughts or other adverse weather events could negatively affect the local economies in the North Carolina and South Carolina markets, or disrupt our operations in those markets, which could have an adverse effect on our business or results of operations.
The economy of the coastal regions of North Carolina and South Carolina is affected, from time to time, by adverse weather events, particularly hurricanes. Upon completion of the YDKN acquisition, our market area will include the Outer Banks and other portions of coastal North Carolina. Agricultural interests are highly sensitive to excessive rainfall or droughts. We cannot predict whether, or to what extent, damage caused by future weather conditions will affect our operations, customers or the economies in our North Carolina and South Carolina markets. Weather events could cause a disruption in our day-to-day business activities in branches located in coastal communities, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a hurricane does not cause any physical damage in our North Carolina and South Carolina market areas, a turbulent hurricane season could significantly affect the market value of all coastal property.
The Small Business Administration (SBA) lending program is dependent upon the federal government, and we will have specific risks associated with originating SBA loans.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. The Pittsburgh headquarters, which are leased, are also occupied by Community Banking, Wealth Management and Insurance employees, as well as customer support and operations personnel. We also lease office space for regional headquarters in the Cleveland, Ohio, Baltimore, Maryland, and Raleigh and Charlotte, North Carolina markets. In Hermitage, Pennsylvania, we continue to maintain administrative offices, as well as offices for Community Banking and Wealth Management personnel, in a six-story office building, and a data processing and technology center in a two-story office building, both of which are owned by us. Additionally, we lease other office space in Harrisburg and Hermitage, Pennsylvania, and in Raleigh, North Carolina which house various support departments.
The operating leases for the Community Banking and Consumer Finance branches/retail offices expire at various dates through the year 2037 and generally include options to renew. For additional information regarding the lease commitments, see Note 9, “Premises and Equipment” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Following is a table that shows the branches/retail offices, by state, for the Community Banking and Consumer Finance segments, as well as the total branches/retail offices owned and leased for each of these segments:

December 31, 2017	Community Banking	Consumer Finance
Pennsylvania	254	25
Ohio	32	16
Maryland	31	—
West Virginia	2	—
North Carolina	95	—
South Carolina	3	—
Tennessee	—	18
Kentucky	—	18
Total number of branches/retail offices	417	77
Total branches/retail offices owned	238	—
Total branches/retail offices leased	179	77

ITEM 3.    LEGAL PROCEEDINGS
The Corporation is involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These claims result from ordinary business activities relating to our current and/or former operations. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, we believe that the Corporation has valid defenses for all asserted claims. In accordance with applicable accounting guidance, when a loss is considered probable and reasonably estimable, we, in conjunction with internal and outside counsel handling the matter, record a liability in the amount of our best estimate for the ultimate loss. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has previously been established.

Litigation expense represents a key area of judgement and is subject to uncertainty and factors outside of our control. Significant judgment is required in making these estimates and our financial liabilities may ultimately be more or less than the current estimate.
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 15, “Commitments, Credit Risk and Contingencies” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, and which is incorporated herein by reference in response to this Item.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age and principal occupation for each of our executive officers as of January 31, 2018 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	53	President and Chief Executive Officer of FNB; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	55	Chief Financial Officer of FNB; Executive Vice President of FNBPA

Gary L. Guerrieri	57	Chief Credit Officer of FNB; Executive Vice President of FNBPA

James G. Orie	59	Chief Legal Officer and Corporate Secretary of FNB; Executive Vice President of FNBPA

James L. Dutey	44	Corporate Controller and Senior Vice President of FNB

Robert M. Moorehead	63	Chief Wholesale Banking Officer of FNBPA

Barry C. Robinson	54	Chief Consumer Banking Officer of FNBPA
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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2017 and 2016. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2018, there were 17,541 holders of record of our common stock.

	Low	High	Dividends
Quarter Ended 2017
March 31	$13.99	$16.35	$0.12
June 30	13.00	15.00	0.12
September 30	12.02	14.62	0.12
December 31	12.73	14.73	0.12
Quarter Ended 2016
March 31	$11.16	$13.40	$0.12
June 30	11.69	13.59	0.12
September 30	11.75	13.44	0.12
December 31	12.08	16.43	0.12
The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.
We did not purchase any of our own equity securities during the fourth quarter of 2017.

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲), and the Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2012, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

ITEM 6.    SELECTED FINANCIAL DATA

	(1)	(2)	(3)	(4)	(5)
Year Ended December 31	2017	2016	2015	2014	2013
Dollars in thousands, except per share data
Total interest income	$980,326	$678,963	$546,795	$508,983	$440,386
Total interest expense	133,892	67,451	48,573	42,686	44,344
Net interest income	846,434	611,512	498,222	466,297	396,042
Provision for credit losses	61,073	55,752	40,441	38,648	31,090
Total non-interest income	252,449	201,761	162,410	158,274	135,778
Total non-interest expense	681,541	511,133	390,549	379,253	338,170
Net income	199,204	170,891	159,649	144,050	117,804
Net income available to common stockholders	191,163	162,850	151,608	135,698	117,804
At Year-End
Total assets	$31,417,635	$21,844,817	$17,557,662	$16,127,090	$13,563,405
Net loans	20,823,386	14,738,884	12,048,428	11,121,112	9,395,310
Deposits	22,399,725	16,065,647	12,623,463	11,382,208	10,198,232
Short-term borrowings	3,678,337	2,503,010	2,048,896	2,041,658	1,241,239
Long-term borrowings	668,173	539,494	641,480	541,443	219,133
Total stockholders’ equity	4,409,194	2,571,617	2,096,182	2,021,456	1,774,383
Per Common Share
Basic earnings per share	$0.63	$0.79	$0.87	$0.81	$0.81
Diluted earnings per share	0.63	0.78	0.86	0.80	0.80
Cash dividends declared	0.48	0.48	0.48	0.48	0.48
Book value	13.30	11.68	11.34	11.00	10.49
Tangible book value (non-GAAP) (6)	6.06	6.53	6.38	5.99	5.38
Ratios
Return on average assets	0.68%	0.83%	0.96%	0.96%	0.93%
Return on average tangible assets (non-GAAP) (6)	0.78	0.91	1.05	1.07	1.04
Return on average equity	4.89	6.84	7.70	7.50	7.78
Return on average tangible common equity (non-GAAP) (6)	10.90	12.76	14.33	14.74	16.52
Equity to assets (period-end)	14.03	11.77	11.94	12.53	13.08
Tangible equity to tangible assets (period-end) (non-GAAP) (6)	7.11	7.16	7.35	7.53	7.55
Common equity to assets (period-end)	13.69	11.28	11.33	11.87	12.29
Tangible common equity to tangible assets (period-end) (non-GAAP) (6)	6.74	6.64	6.71	6.83	6.71
Dividend payout ratio	74.61	62.43	55.74	59.85	60.48
Average equity to average assets	13.98	12.09	12.48	12.84	11.98

(1)	On March 11, 2017, we completed our acquisition of Yadkin Financial Corporation.

(2)
On April 22, 2016 and February 13, 2016, we completed our purchase of 17 branch-banking locations and related consumer loans from Fifth Third Bank and completed the acquisition of Metro Bancorp, Inc., respectively.

(3)
On September 18, 2015, we completed our purchase of five branch-banking locations from Bank of America. On June 22 and July 18, 2015, we, through our wholly owned subsidiary, First National Insurance Agency, LLC, acquired certain insurance-related assets from Pittsburgh-area insurance companies.

(4)	On February 15, 2014 and September 19, 2014, we completed the acquisitions of BCSB Bancorp, Inc. and OBA Financial Services, Inc., respectively.

(5)	On April 6, 2013 and October 12, 2013, we completed the acquisitions of Annapolis Bancorp, Inc. and PVF Capital Corp., respectively.

(6)
Refer to the Reconciliations of Non-GAAP Financial Measures and Key Performance Indicators to GAAP section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report.

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
All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Such forward-looking statements may be expressed in a variety of ways, including the use of future and present tense language expressing expectations or predictions of future financial or business performance or conditions based on current performance and trends. Forward-looking statements are typically identified by words such as, "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. In addition to factors previously disclosed in our reports filed with the SEC, the following factors among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; potential difficulties encountered in expanding into a new and remote geographic market; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business and technology initiatives; competitive conditions; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with YDKN merger, acquisitions and divestitures; economic conditions; and the impact, extent and timing of technological changes, capital management activities, and other actions of the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System (FRB) and legislative and regulatory actions and reforms.
Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described in this Annual Report on Form 10-K, our subsequent 2018 Quarterly Reports on Form 10-Q's (including the risk factors and risk management discussion) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

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

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for credit losses, accounting for acquired loans, fair value of financial instruments, goodwill and other intangible assets, litigation, income taxes and deferred tax assets to be critical accounting policies.
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
Loans with similar risk characteristics are categorized into pools based on loan type and by internal risk rating for commercial loans, or payment performance and credit score for consumer loans. There is considerable judgment involved in setting internal commercial risk ratings, including an evaluation of the borrower’s current financial condition and ability to repay the loan. Transition matrices are generated on a monthly basis to determine probabilities of default, while historical loss experience is used to generate loss given default results for the pools. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the transition matrices and historical loss experience analysis may not be representative of actual unrealized losses inherent in the portfolio.
Management evaluates the impact of various qualitative factors which pose additional risks that may not be adequately addressed in the analyses described above. Expected loss rates for each loan category may be adjusted for levels of and trends in loan volumes, net charge-offs, delinquency and non-performing loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. Economic factors influencing management’s estimate of allowance for credit losses include, but are not limited to, uncertainty of the labor markets, industrial presence, commercial real estate activity and residential real estate values. The determination of this qualitative component of the allowance for credit losses is particularly dependent on the judgment of management. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that may affect our earnings or financial position in future periods.
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
These estimates are inherently subjective and can result in significant changes in the cash flow estimates over the life of the loan. To the extent actual outcomes differ from management estimates, the outcome may affect our earnings or financial position in future periods.
See Note 1, “Summary of Significant Accounting Policies” and Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements for further discussion of accounting for acquired loans.
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and determine fair value disclosures. Additionally, from time to time we may be required to record at fair value other assets on a non-recurring basis, such as loans held for sale, certain impaired loans, OREO and certain other assets. The accounting guidance for fair value measurements includes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Judgement is required to determine which level of the three-level hierarchy certain assets or liabilities measured at fair value are classified.
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
See Note 1, “Summary of Significant Accounting Policies” and Note 24, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further discussion of accounting for financial instruments.
Goodwill and Other Intangible Assets
As a result of acquisitions, we have recorded goodwill and other identifiable intangible assets on our balance sheet. Goodwill represents the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. Our recorded goodwill relates to value inherent in our Community Banking, Wealth Management, Insurance and Consumer Finance segments.
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
In our assessment of goodwill we perform a quantitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. Prior to 2017, if, after assessing updated quantitative factors, we determined it was more likely than not that the fair value of a reporting unit was less than its carrying amount, we performed the two-step goodwill impairment test to measure a goodwill impairment charge.
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
See Note 1, “Summary of Significant Accounting Policies,” Note 2, “New Accounting Standards” and Note 10, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for further discussion of accounting for goodwill and other intangible assets.
Income Taxes and Deferred Tax Assets
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

We determine deferred income taxes using the balance sheet method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes the effect of enacted changes in tax rates and laws in the period in which they occur. That effect would be included in income from continuing operations in the reporting period that includes the enactment date of the change. See the Results of Operations, Income Taxes section later in this Management's Discussion and Analysis of Financial Condition for further tax-related discussion.
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

See Note 1, “Summary of Significant Accounting Policies” and Note 18, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion of accounting for income taxes.
Litigation Reserves
The Corporation is involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These claims result from ordinary business activities relating to our current and/or former operations. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, we believe that the Corporation has valid defenses for all asserted claims. In accordance with applicable accounting guidance, when a loss is considered probable and reasonably estimable, we, in conjunction with internal and outside counsel handling the matter, record a liability in the amount of our best estimate for the ultimate loss. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has previously been established.
Litigation expense represents a key area of judgement and is subject to uncertainty and factors outside of our control. Significant judgment is required in making these estimates and our financial liabilities may ultimately be more or less than the current estimate. See the Corporation’s policy on establishing accruals for litigation in Note 15, "Commitments, Credit Risk and Contingencies" in the Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2017 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

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
These non-GAAP financial measures should be viewed as supplemental in nature, and not as a substitute for or superior to, our reported results prepared in accordance with GAAP. When non-GAAP financial measures are disclosed, the SEC's Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included later in this report under the heading “Reconciliation of Non-GAAP Financial Measures and Key Performance Indicators to GAAP”.
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
Management also considers the remeasurement of the deferred tax assets and liabilities due to the reduction in the corporate tax rate to be a significant item impacting earnings.  This tax item is specific to the Tax Cuts and Jobs Act (the “TCJA”) that was signed into law in December 2017 which included a reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.  We recognized the income tax effects of the net deferred tax asset revaluation in our 2017 financial statements.  We believe adjusting for this tax change gives supplemental comparative data from the prior years’ presentation.
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

OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in eight states. FNB holds a significant retail deposit market share in metropolitan markets including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2017, we had 417 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. We also operate Regency, which had 77 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2017.

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
Commercial loan growth during 2017 was largely driven by activity in the Pittsburgh, Baltimore and Cleveland metro markets. Potential commercial lending opportunities were strong, commensurate with the expanded geographic footprint, including new opportunities provided by the aforementioned YDKN acquisition. We also experienced strong growth in the indirect auto and residential mortgage portfolios.
We continue to invest in new technology geared towards enhancing the client experience both online and within our retail locations. During 2017, we deployed leading-edge technology to offer extended hours and improved efficiency throughout our footprint.
For 2017, we were again recognized as a Greenwich Excellence in Banking Awards winner, receiving high scores both nationally and regionally for satisfaction among Small Business clients. Since 2009, we have received a total of 43 Greenwich Excellence Awards for our commercial banking client experience.
Income Statement Highlights

•	Net income available to common stockholders was $191.2 million for 2017, compared to $162.9 million for 2016.

•	Operating net income available to common stockholders (non-GAAP) was $281.2 million for 2017, compared to $187.7 million for 2016.

•	Earnings per diluted common share was $0.63 for 2017, compared to $0.78 for 2016.

•	Operating earnings per diluted common share (non-GAAP) was $0.93 for 2017, compared to $0.90 for 2016.

•	Non-interest income was $252.4 million for 2017, compared to $201.8 million for 2016.

•	Net interest margin on an FTE basis (non-GAAP) was 3.43% for 2017, compared to 3.38% for 2016.

•	Non-interest expense, excluding merger-related costs, was $625.0 million for 2017, compared to $473.7 million for 2016.

•
Income tax expense for 2017 increased $81.6 million or 108.0% from 2016, primarily due to the impact of a reduction in the valuation of net deferred tax assets of $54.0 million due to the enactment of the TCJA.

•	The efficiency ratio (non-GAAP) was 54.2% for 2017, compared to 55.4% for 2016.
Balance Sheet Highlights

•	Total assets were $31.4 billion at December 31, 2017, compared to $21.8 billion at December 31, 2016.

•	Total stockholders’ equity was $4.4 billion at December 31, 2017, compared to $2.6 billion at December 31, 2016.

•	Average loans grew 36.8% for 2017, compared to 2016, through continued organic growth and the loans added through the YDKN acquisition.

•	Average deposits grew 32.9%, compared to 2016, through continued growth and the deposits added through the YDKN acquisition.

•	The ratio of loans to deposits was 93.7% at December 31, 2017, compared to 92.7% at December 31, 2016.

•	Asset quality was satisfactory with a delinquency ratio of 0.88% on the originated portfolio at December 31, 2017, compared to 1.04% at December 31, 2016.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Net income available to common stockholders for 2017 was $191.2 million or $0.63 per diluted common share, compared to net income available to common stockholders for 2016 of $162.9 million or $0.78 per diluted common share. Operating earnings per diluted common share (non-GAAP) was $0.93 for 2017 compared to $0.90 for 2016. The results for 2017 included $56.5 million, or $0.13 per diluted common share, in merger costs and reflect costs and benefits associated with the YDKN acquisition that closed on March 11, 2017. The results for 2016 included $37.4 million, or $0.12 per diluted common share, in merger costs and reflect costs and benefits associated with the METR acquisition that closed on February 13, 2016, combined with the Fifth Third branch purchase that closed on April 22, 2016. Average diluted common shares outstanding increased 96.1 million shares, or 46.2%, to 303.9 million shares for 2017, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares.
The major categories of the income statement and their respective impact to the increase (decrease) in net income are presented below:
TABLE 1

	Year Ended December 31		$ Change	% Change
(in thousands, except per share data)	2017	2016
Net interest income	$846,434	$611,512	$234,922	38.4%
Provision for credit losses	61,073	55,752	5,321	9.5
Non-interest income	252,449	201,761	50,688	25.1
Non-interest expense	681,541	511,133	170,408	33.3
Income taxes	157,065	75,497	81,568	108.0
Net income	199,204	170,891	28,313	16.6
Less: Preferred stock dividends	8,041	8,041	—	—
Net income available to common stockholders	$191,163	$162,850	$28,313	17.4%
Earnings per common share – Basic	$0.63	$0.79	$(0.16)	(20.3)%
Earnings per common share – Diluted	0.63	0.78	(0.15)	(19.2)
Cash dividends per common share	0.48	0.48	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance.

TABLE 2

Year Ended December 31	2017	2016
(dollars in thousands)
Return on average equity	4.89%	6.84%
Return on average tangible common equity (2)	10.90%	12.76%
Return on average assets	0.68%	0.83%
Return on average tangible assets (2)	0.78%	0.91%
Book value per common share (1)	$13.30	$11.68
Tangible book value per common share (1) (2)	$6.06	$6.53
Equity to assets (1)	14.03%	11.77%
Tangible equity to tangible assets (1) (2)	7.11%	7.16%
Common equity to assets (1)	13.69%	11.28%
Tangible common equity to tangible assets (1) (2)	6.74%	6.64%
Dividend payout ratio	74.61%	62.43%
Average equity to average assets	13.98%	12.09%
(1) Period-end (2) Non-GAAP
Average equity for 2017 reflects the impact of the YDKN acquisition.

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

TABLE 3

	Year Ended December 31
(dollars in thousands)	2017			2016			2015
Assets	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Interest-bearing deposits with banks	$94,261	$894	0.95%	$116,769	$444	0.38%	$70,116	$117	0.17%
Federal funds sold	1,129	8	0.72	—	—	—	—	—	—
Taxable investment securities (1)	4,824,688	97,843	2.03	3,720,800	71,853	1.93	2,864,795	58,148	2.03
Tax-exempt investment securities (1) (2)	720,039	30,056	4.17	319,836	13,815	4.32	204,076	9,853	4.83
Loans held for sale	89,558	5,672	6.33	16,525	726	4.39	7,773	382	4.91
Loans and leases (2) (3)	19,520,234	864,619	4.43	14,265,032	603,373	4.23	11,650,742	485,930	4.17
Total interest-earning assets (2)	25,249,909	999,092	3.96	18,438,962	690,211	3.74	14,797,502	554,430	3.75
Cash and due from banks	344,791			275,432			206,566
Allowance for credit losses	(167,364)			(152,751)			(133,508)
Premises and equipment	324,092			219,192			165,253
Other assets	3,379,681			1,896,882			1,570,334
Total assets	$29,131,109			$20,677,717			$16,606,147
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$8,927,700	32,822	0.37	$6,652,953	16,029	0.24	$5,040,102	8,562	0.17
Savings	2,477,644	2,796	0.11	2,237,020	1,712	0.08	1,714,587	787	0.05
Certificates and other time	3,770,172	35,964	0.95	2,600,340	23,498	0.90	2,565,937	21,858	0.85
Short-term borrowings	3,761,297	43,969	1.16	1,975,742	12,183	0.61	1,664,143	7,075	0.42
Long-term borrowings	634,107	18,341	2.89	616,283	14,029	2.28	566,914	10,291	1.82
Total interest-bearing liabilities	19,570,920	133,892	0.68	14,082,338	67,451	0.48	11,551,683	48,573	0.42
Non-interest-bearing demand	5,264,256			3,884,941			2,832,982
Other liabilities	222,233			210,462			149,312
Total liabilities	25,057,409			18,177,741			14,533,977
Stockholders’ equity	4,073,700			2,499,976			2,072,170
Total liabilities and stockholders’ equity	$29,131,109			$20,677,717			$16,606,147
Excess of interest-earning assets over interest-bearing liabilities	$5,678,989			$4,356,624			$3,245,819
Net interest income (FTE) (2)		865,200			622,760			505,857
Tax-equivalent adjustment		(18,766)			(11,248)			(7,635)
Net interest income		$846,434			$611,512			$498,222
Net interest spread			3.28%			3.26%			3.33%
Net interest margin (2)			3.43%			3.38%			3.42%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
In 2017, net interest income, which comprised 77.0% of revenue (net interest income plus non-interest income) compared to 75.2% in 2016, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
Net interest income on an FTE basis (non-GAAP) of $865.2 million for 2017 increased $242.4 million or 38.9% from $622.8 million for 2016. Average interest earning assets increased $6.8 billion or 36.9% and average interest-bearing liabilities increased $5.5 billion or 39.0% from 2016, primarily due to our acquisitions and organic growth in loans and deposits. Our net interest margin (non-GAAP) was 3.43% for 2017, compared to 3.38% for 2016, due to an extended low interest rate environment and a competitive landscape for earning assets, offset by higher purchase accounting accretion and FOMC interest rate increases. The tax-equivalent adjustment (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 4

	2017 vs 2016			2016 vs 2015
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$(86)	$536	$450	$112	$215	$327
Federal funds sold	4	4	8	—	—	—
Securities (2)	40,349	1,882	42,231	22,677	(5,010)	17,667
Loans held for sale	3,383	1,563	4,946	388	(44)	344
Loans and leases (2)	233,286	27,960	261,246	110,659	6,784	117,443
Total interest income (2)	276,936	31,945	308,881	133,836	1,945	135,781
Interest Expense
Deposits:
Interest-bearing demand	6,766	10,027	16,793	3,868	3,599	7,467
Savings	358	726	1,084	320	605	925
Certificates and other time	10,752	1,714	12,466	297	1,343	1,640
Short-term borrowings	20,461	11,325	31,786	2,702	2,406	5,108
Long-term borrowings	958	3,354	4,312	954	2,784	3,738
Total interest expense	39,295	27,146	66,441	8,141	10,737	18,878
Net change (2)	$237,641	$4,799	$242,440	$125,695	$(8,792)	$116,903

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $999.1 million for 2017, increased $308.9 million or 44.8% from 2016, primarily due to increased interest-earning assets, in addition to higher yields. During 2017 and 2016, we recognized $21.5 million and $13.1 million, respectively, in incremental purchase accounting accretion and cash recoveries on acquired loans; which included $4.0 million of higher incremental purchase accounting accretion and $4.4 million of higher cash recoveries. The increase in interest-earning assets was primarily driven by a $5.3 billion or 36.8% increase in average loans and leases, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions and successful sales management, and $918.1 million or 6.3% of organic growth. Loans added at closing of the YDKN acquisition were $5.1 billion. Additionally, average securities increased $1.5 billion or 37.2%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 22 basis points for 2016 to 3.96% for 2017, driven by an increase in yields in both investments and loans.
Interest expense of $133.9 million for 2017 increased $66.4 million or 98.5% from 2016 due to an increase in rates paid and growth in average interest-bearing liabilities, as all categories of interest-bearing liabilities increased over the same period of 2016. Average interest-bearing deposits increased $3.7 billion or 32.1%, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions, including $2.9 billion added at closing of the YDKN acquisition and organic growth in transaction deposits. Average short-term borrowings increased $1.8 billion or 90.4%, primarily as a result of increases of $1.4 billion in short-term FHLB borrowings and $414.2 million in federal funds purchased. Average long-term borrowings increased $17.8 million or 2.9%, primarily as a result of increases of $50.4 million and $49.0 million in subordinated debt and junior subordinated debt, respectively, assumed in the YDKN transaction, partially offset by a decrease of $84.8 million in long-term FHLB advances. Subsequent to the close of the acquisition, we remixed the long–term position based on our funding needs. The rate paid on interest-bearing liabilities increased 20 basis points to 0.68% for 2017, in response to the FRB's Federal Open Market Committee (FOMC) interest rate increases and changes in the funding mix. Given the relatively low level of interest rates and the current rates paid on the various deposit products, we believe there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the existing loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs for the years 2015 through 2017:
TABLE 5

			2017 vs 2016			2016 vs 2015
(dollars in thousands)	2017	2016	$ Change	% Change	2015	$ Change	% Change
Provision for credit losses:
Originated	$64,559	$55,422	$9,137	16.5%	$41,484	$13,938	33.6%
Acquired	(3,486)	330	(3,816)	n/m	(1,043)	1,373	n/m
Total provision for credit losses	$61,073	$55,752	$5,321	9.5%	$40,441	$15,311	37.9%
Net loan charge-offs:
Originated	$46,668	$39,916	$6,752	16.9%	$24,151	$15,765	65.3%
Acquired	(2,916)	(211)	(2,705)	n/m	204	(415)	n/m
Total net loan charge-offs	$43,752	$39,705	$4,047	10.2%	$24,355	$15,350	63.0%
Net loan charge-offs / total average loans and leases	0.22%	0.28%			0.21%
Net originated loan charge-offs / total average originated loans and leases	0.33%	0.34%			0.24%
n/m - Not meaningful
The provision for credit losses of $61.1 million during 2017 increased $5.3 million from 2016, primarily due to an increase of $9.1 million in the provision for the originated portfolio, which was attributable to higher organic loan growth and higher net charge-offs in 2017. This was partially offset by a decrease of $3.8 million in the provision for the acquired portfolio due to generally favorable credit quality results and the resolution of certain non-performing assets. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the years 2015 through 2017 is presented in the following table:
TABLE 6

			2017 vs 2016			2016 vs 2015
(dollars in thousands)	2017	2016	$ Change	% Change	2015	$ Change	% Change
Service charges	$124,310	$97,524	$26,786	27.5%	$69,877	$27,647	39.6%
Trust services	23,121	21,173	1,948	9.2	20,934	239	1.1
Insurance commissions and fees	19,063	18,328	735	4.0	16,270	2,058	12.6
Securities commissions and fees	15,286	13,468	1,818	13.5	13,642	(174)	(1.3)
Capital markets income	16,603	15,471	1,132	7.3	10,246	5,225	51.0
Mortgage banking operations	19,977	12,106	7,871	65.0	8,619	3,487	40.5
Bank owned life insurance	11,693	10,249	1,444	14.1	8,135	2,114	26.0
Net securities gains	5,916	712	5,204	730.9	822	(110)	(13.4)
Other	16,480	12,730	3,750	29.5	13,865	(1,135)	(8.2)
Total non-interest income	$252,449	$201,761	$50,688	25.1%	$162,410	$39,351	24.2%
Total non-interest income of $252.4 million for 2017 increased $50.7 million or 25.1% from $201.8 million in 2016. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases relating to expanded operations from the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.
Service charges on loans and deposits of $124.3 million for 2017 increased $26.8 million or 27.5% from $97.5 million in 2016. The impact of the expanded customer base due to acquisitions, combined with organic growth in loans and deposit accounts, resulted in increases of $13.1 million or 22.7% in deposit-related service charges and $13.7 million or 34.4% in other service charges and fees over this same period.
Trust services of $23.1 million for 2017 increased $1.9 million or 9.2% from the same period of 2016, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $818.2 million or 20.2% to $4.9 billion at December 31, 2017.
Insurance commissions and fees of $19.1 million for 2017 increased $0.7 million or 4.0% from $18.3 million in 2016, primarily due to revenues from new client acquisition and expanded product capabilities.
Capital markets income of $16.6 million for 2017 increased $1.1 million or 7.3% from $15.5 million for 2016, as we earned more in fees through our commercial loans interest rate swap program, reflecting stronger demand from commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk.
Mortgage banking operations income of $20.0 million for 2017 increased $7.9 million or 65.0% from $12.1 million for 2016, primarily due to growth in the servicing portfolio and higher sold volume due to acquisitions and expansion into new markets. During 2017, we sold $1.0 billion of residential mortgage loans, compared to $704.2 million for 2016.
Income from BOLI of $11.7 million for 2017 increased $1.4 million or 14.1% from $10.2 million in 2016, due to a combination of reinvesting into a higher yielding policy and death benefits received.
Net securities gains were $5.9 million for 2017, compared to $0.7 million for 2016. These gains in 2017 relate to the sale of certain acquired YDKN securities after the closing of the acquisition to align their portfolio with our investment profile and the sale of certain amortizing held to maturity securities which were sold to improve operational efficiencies. The held to maturity securities had already returned more than 85% of their principal outstanding at the time we acquired the securities and could be sold without tainting the remaining held to maturity portfolio.

Other non-interest income was $16.5 million and $12.7 million for 2017 and 2016, respectively. During 2017, dividends on non-marketable equity securities increased $5.1 million, as we have more shares of FHLB stock resulting from the YDKN acquisition. Additionally, net gains on sale of fixed assets increased $1.4 million during 2017. During 2016, we recognized a gain of $2.4 million relating to the $10.0 million redemption of TPS that was originally issued by a company that we acquired.

Non-Interest Expense
The breakdown of non-interest expense for the years 2015 through 2017 is presented in the following table:
TABLE 7

			2017 vs 2016			2016 vs 2015
(dollars in thousands)	2017	2016	$ Change	% Change	2015	$ Change	% Change
Salaries and employee benefits	$326,893	$239,798	$87,095	36.3%	$202,068	$37,730	18.7%
Net occupancy	53,787	40,086	13,701	34.2	33,670	6,416	19.1
Equipment	49,361	38,046	11,315	29.7	31,869	6,177	19.4
Amortization of intangibles	17,517	11,210	6,307	56.3	8,305	2,905	35.0
Outside services	56,113	43,737	12,376	28.3	34,698	9,039	26.1
FDIC insurance	32,902	19,203	13,699	71.3	12,888	6,315	49.0
Supplies	8,326	10,834	(2,508)	(23.1)	8,064	2,770	34.4
Bank shares and franchise taxes	10,256	8,940	1,316	14.7	8,139	801	9.8
Telephone	10,218	7,159	3,059	42.7	6,234	925	14.8
Marketing	11,505	10,141	1,364	13.5	8,396	1,745	20.8
Other real estate owned	4,438	5,153	(715)	(13.9)	4,637	516	11.1
Merger-related	56,513	37,439	19,074	50.9	3,033	34,406	1,134.4
Other	43,712	39,387	4,325	11.0	28,548	10,839	38.0
Total non-interest expense	$681,541	$511,133	$170,408	33.3%	$390,549	$120,584	30.9%
Total non-interest expense of $681.5 million for 2017 increased $170.4 million or 33.3% from $511.1 million in 2016. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the increases for several line items related to the expanded operations due to the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.
Salaries and employee benefits of $326.9 million for 2017 increased $87.1 million or 36.3% from $239.8 million in 2016, primarily due to employees added in conjunction with the aforementioned acquisitions, combined with merit increases and higher medical insurance costs in 2017. Our total full-time equivalent employees were 4,626 and 3,648 at December 31, 2017 and 2016, respectively.
Net occupancy and equipment expense of $103.1 million for 2017 increased $25.0 million or 32.0% from $78.1 million in 2016, primarily resulting from the aforementioned acquisitions, and our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with expanding regulatory requirements.
Amortization of intangibles expense of $17.5 million for 2017 increased $6.3 million or 56.3% from $11.2 million in 2016, due to the additional core deposit intangibles added as a result of the YDKN, METR and Fifth Third branches.
Outside services expense of $56.1 million for 2017 increased $12.4 million or 28.3% from $43.7 million in 2016, primarily due to increases of $6.8 million in data processing services, $1.8 million in information technology services, $0.5 million in armored car services and $3.0 million in other outsourced services, such as reporting, monitoring, shredding, printing, filing, security and legal expense. These increases were driven primarily by the aforementioned acquisitions.
FDIC insurance of $32.9 million for 2017 increased $13.7 million or 71.3% from $19.2 million in 2016, primarily due to a higher assessment base resulting from merger and acquisition activity combined with an increased rate due to YDKN's construction loan portfolio. Additionally, effective July 1, 2016, the FDIC assessment rate was increased to include a surcharge equal to 4.5 basis points on assets in excess of $10.0 billion.
Supplies expense of $8.3 million for 2017 decreased $2.5 million or 23.1% from $10.8 million in 2016, primarily due to the reclassification of $5.3 million in software subscriptions to equipment expense, partially offset by additional costs associated with the recent acquisitions.
Bank shares and franchise taxes expense of $10.3 million for 2017 increased $1.3 million or 14.7% from $8.9 million in 2016, primarily due to an increase in the bank shares tax rate from 0.89% to 0.95%, effective beginning January 1, 2017, and an increase in the capital base of the Pennsylvania bank shares tax, partially offset by apportionment dilution from increased activity in other states during the same reporting tax period.
Telephone expense of $10.2 million for 2017 increased $3.1 million or 42.7% from $7.2 million in 2016, as we recognized additional costs associated with the recent acquisitions.
Marketing expense of $11.5 million for 2017 increased $1.4 million or 13.5% from $10.1 million in 2016, primarily due to the YDKN acquisition, as well as continued ongoing marketing initiatives across our footprint, particularly in our metropolitan markets.
OREO expense of $4.4 million for 2017 decreased $0.7 million or 13.9% from $5.2 million in 2016, primarily due to lower property write-downs that were taken in 2017 as compared to the level of write-downs taken in 2016.
We recorded $56.5 million and $37.4 million in merger-related costs in 2017 and 2016, respectively. The 2017 costs were related to the YDKN acquisition, while the 2016 costs were associated with the METR acquisition, the Fifth Third branch purchase and the 2017 YDKN acquisition. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. The costs for 2016 and 2017 are summarized in the following table:
TABLE 8

Year ended December 31	2017	2016
(in thousands)
Professional services	$26,161	$18,114
Severance and other employee benefit costs	17,778	14,149
Charitable contributions	5,635	1,115
Data processing conversion costs	3,974	2,028
Marketing costs	1,546	1,219
Other expenses	1,419	814
Total merger-related costs	$56,513	$37,439
Other non-interest expense was $43.7 million and $39.4 million for 2017 and 2016, respectively. During 2017, we recorded $6.2 million more in expense relating to historic and other tax credit investments and $3.1 million more in business development costs. Additionally, miscellaneous losses increased $2.0 million from 2016, primarily due to higher credit card disputes and fraud losses given our expanded size and geographic footprint. During 2016, we incurred a $2.6 million impairment charge on acquired other assets relating to low income housing projects.
Income Taxes
On December 22, 2017, the U.S. federal government enacted a tax bill, the Tax Cuts and Jobs Act, or the (TCJA). The TCJA provides significant changes to the U.S. federal income tax laws, such as the reduction of the federal tax rate for corporations from 35% to 21%, effective January 1, 2018. The TCJA also includes other provisions such as the acceleration of depreciation for certain assets placed into service after September 27, 2017.
On the same date, the SEC issued Staff Accounting Bulletin (SAB) No. 118, which provides guidance regarding the recognition of the effect of enacted changes in tax rates and laws in the period in which they occur when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA for the reporting period in which the TCJA was enacted. SAB No. 118 expresses the view that a company must first reflect the income tax effect of the TCJA in the period of enactment on items for which the accounting is complete

(these completed amounts would not be provisional) and also report provisional amounts for certain income tax effects of the TCJA for which reasonable estimates can be determined. We have recorded reasonable estimates of the effects of the TCJA’s impact on our financial statements for the period ended December 31, 2017. Certain information necessary to record precise amounts are not yet available or analyzed, yielding the amounts booked as provisional. Examples of unavailable or unanalyzed information for which we have provisional estimates include depreciation (including lease financing), partnership earnings, and realized built-in losses from a prior acquisition. For effects of the TCJA for which a reasonable estimate cannot be determined, a company would not report provisional amounts and would continue to account for amounts based on the provisions of the tax laws that were in effect immediately prior to the TCJA enactment. We have not identified any items for which the income tax effects of the TCJA have not been completed or a reasonable estimate could not be determined as of December 31, 2017.
The following table presents information regarding income tax expense and certain tax rates:
TABLE 9

Year ended December 31	2017	2016	2015
(dollars in thousands)
Income tax expense	$157,065	$75,497	$69,993
Effective tax rate	44.1%	30.6%	30.5%
Statutory tax rate	35.0%	35.0%	35.0%
Our income tax expense for 2017 increased $81.6 million or 108.0% from 2016, primarily due to the impact of a reduction in the valuation of net deferred tax assets of $54.0 million due to the enactment of the TCJA. The effective tax rate was 44.1% for 2017 compared to 30.6% for 2016. The effective tax rate for 2016 was lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The variance between 2017 and 2016 in income tax expense and effective tax rate primarily relates to the aforementioned reduction in valuation of net deferred tax assets, combined with increases in merger expenses and in the level of renewable energy, historic and low-income housing tax credits recognized in 2017.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Refer to the previous section of this Management’s Discussion and Analysis for tables which reflect a comparison of the years ended 2016 versus 2015. Certain significant changes for the years ended 2016 versus 2015 are discussed in the paragraphs that follow.
Net income available to common stockholders for 2016 was $162.9 million or $0.78 per diluted common share, compared to net income available to common stockholders for 2015 of $151.6 million or $0.86 per diluted common share. The results for 2016 included $37.4 million, or $0.12 per diluted common share, in merger costs and reflect costs and benefits associated with the METR acquisition that closed on February 13, 2016, combined with the Fifth Third branch purchase that closed on April 22, 2016. The results for 2015 included $3.0 million, or $0.01 per diluted common share, in merger costs and reflect costs and benefits associated with the BofA branch purchase that closed on September 18, 2015, combined with costs associated with the METR acquisition. Average diluted common shares outstanding increased 31.4 million shares or 17.8% to 207.8 million shares for 2016, primarily as a result of the METR acquisition.
Net Interest Income
In 2016, net interest income, which comprised 75.2% of revenue compared to 75.4% in 2015, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
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
Interest income on an FTE basis (non-GAAP) of $690.2 million for 2016, increased $135.8 million or 24.5% from 2015, primarily due to increased interest-earning assets, which was slightly offset by lower yields. During 2016 and 2015, we recognized benefits of $6.7 million and $5.0 million, respectively, in incremental purchase accounting accretion and cash recoveries on acquired loans. The increase in interest-earning assets was primarily driven by a $2.6 billion or 22.4% increase in average loans and leases, including $929.2 million or 8.0% of organic growth, which reflects the benefit of our expanded banking footprint and successful sales management. Loans added at closing in the Fifth Third branch purchase and METR acquisition were $95.4 million and $1.9 billion, respectively. The loans added in the BofA branch purchase were immaterial. Additionally, average securities increased $971.8 million or 31.7%, primarily due to replacing the securities acquired from METR with new securities. The yield on average interest-earning assets (non-GAAP) decreased 1 basis point from 3.75% for 2015 to 3.74% for 2016.
Interest expense of $67.5 million for 2016 increased $18.9 million or 38.9% from 2015 due to an increase in rates paid and growth in interest-bearing liabilities, as all categories of interest-bearing liabilities increased over the same period of 2015. Average interest-bearing deposits increased $2.2 billion or 23.3%, including $242.4 million or 11.2% of organic growth, which reflects the benefit of our expanded banking footprint. Additionally, interest-bearing deposits added at closing in the Fifth Third branch purchase, METR acquisition and BofA branch purchase were $258.1 million, $1.9 billion and $105.3 million, respectively. Average short-term borrowings increased $311.6 million or 18.7%, primarily as a result of a $538.2 million increase in federal funds purchased, partially offset by declines of $201.3 million and $25.3 million in customer repurchase agreements and short-term FHLB borrowings, respectively. Average long-term borrowings increased $49.4 million or 8.7%, primarily due to $100.0 million in subordinated notes that we issued in our October 2015 debt offering in anticipation of the acquisitions in early 2016. The rate paid on interest-bearing liabilities increased 6 basis points to 0.48% for 2016, compared to 0.42% for 2015, due to the debt offering and changes in the funding mix as borrowings increased faster than deposits. Given the relatively low level of interest rates and the rates paid in 2016 on the various deposit products, we believed there was limited opportunity for reductions in the overall rate paid on interest-bearing liabilities at that time.
Provision for Credit Losses
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
Service charges on loans and deposits of $97.5 million for 2016 increased $26.8 million or 37.9% from $70.7 million in 2015. The impact of organic growth and the expanded customer base due to acquisitions resulted in increases of $17.9 million or 45.0% in deposit-related service charges and $10.4 million or 33.7% in other service charges and fees over this same period.
Insurance commissions and fees of $18.3 million for 2016 increased $2.1 million or 12.6% from $16.3 million in 2015, primarily due to revenues from the insurance businesses acquired in June 2015, combined with the impact of new client acquisition due to expanded product capabilities and the benefits of new hires during 2015.
Capital markets income of $13.9 million for 2016 increased $4.4 million or 46.9% from $9.5 million for 2015, as we earned more in fees through our commercial loans interest rate swap program, reflecting stronger demand from commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk.
Mortgage banking operations income of $12.1 million for 2016 increased $3.5 million or 40.5% from $8.6 million for 2015, primarily due to strong organic growth resulting from our strategic decision to expand the scope of this business unit. During 2016, we sold $704.2 million of residential mortgage loans, compared to $444.7 million for 2015.
Income from BOLI of $10.2 million for 2016 increased $2.0 million or 24.8% from $8.0 million in 2015, due to a combination of reinvesting into a higher yielding policy and death benefits received.
Other non-interest income was $14.4 million and $13.8 million for 2016 and 2015, respectively. During 2016, we recognized a gain of $2.4 million relating to the $10.0 million redemption of TPS that was originally issued by a company that we acquired.

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
Outside services expense of $43.7 million for 2016 increased $9.0 million or 26.0% from $34.7 million in 2015, primarily due to an increase of $5.1 million in services such as reporting and monitoring, shredding, printing and filing. Additionally, data processing services, check card expenses and licenses, fees and dues increased $1.3 million, $0.9 million and $0.7 million, respectively. These increases were all primarily due to additional costs associated with the recent acquisitions and were partially offset by a decrease of $0.8 million in consulting fees.
FDIC insurance of $19.2 million for 2016 increased $6.3 million or 49.0% from $12.9 million in 2015, primarily due to a higher assessment base given merger and acquisition activity. Additionally, we are now paying a surcharge for banks with over $10 billion in assets and a higher level due to increased classified assets relating to the METR acquisition. The surcharge is assessed on all assets over $10 billion at the rate of 4.5 basis points annualized, which resulted in additional expense in the last half of 2016 of $2.2 million.
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
Marketing expense of $10.1 million for 2016 increased $1.7 million or 20.8% from $8.4 million in 2015, primarily due to higher expenses associated with the recent acquisitions, combined with additional costs associated with promotional efforts to support further expansion in the Cleveland, Ohio and Baltimore, Maryland metropolitan markets.
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
Other non-interest expense was $39.4 million and $28.5 million for 2016 and 2015, respectively. During 2016, we incurred a $2.6 million impairment charge on acquired other assets relating to low income housing projects. Additionally, during 2016, business development expenses increased $1.0 million and postage expense increased $0.7 million, both primarily due to the recent acquisitions. Loan-related expense increased $2.0 million primarily due to higher appraisal fees and collection expenses, partially offset by lower filing fees. Also, other miscellaneous losses increased $2.2 million over this same period, primarily due to higher credit card disputes and fraud losses given our expanded size and geographic footprint.
Income Taxes
Our income tax expense for 2016 increased $5.5 million or 7.9% from 2015. The effective tax rate was 30.6% for 2016, compared to 30.5% for 2015. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

FINANCIAL CONDITION
The following table presents our condensed consolidated balance sheets:
TABLE 10

	December 31		$ Change	% Change
(dollars in thousands)	2017	2016
Assets
Cash and cash equivalents	$479,443	$371,407	$108,036	29.1%
Securities	6,006,830	4,569,329	1,437,501	31.5
Loans held for sale	92,891	11,908	80,983	680.1
Loans and leases, net	20,823,386	14,738,884	6,084,502	41.3
Goodwill and other intangibles	2,341,263	1,085,935	1,255,328	115.6
Other assets	1,673,822	1,067,354	606,468	56.8
Total Assets	$31,417,635	$21,844,817	$9,572,818	43.8%
Liabilities and Stockholders’ Equity
Deposits	$22,399,725	$16,065,647	$6,334,078	39.4%
Borrowings	4,346,510	3,042,504	1,304,006	42.9
Other liabilities	262,206	165,049	97,157	58.9
Total liabilities	27,008,441	19,273,200	7,735,241	40.1
Stockholders’ equity	4,409,194	2,571,617	1,837,577	71.5
Total Liabilities and Stockholders’ Equity	$31,417,635	$21,844,817	$9,572,818	43.8%
The December 31, 2017 balance sheet includes the YDKN acquisition mentioned previously.

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary market area of Pennsylvania, eastern Ohio, Maryland, northern West Virginia, North Carolina and South Carolina. The total portfolio also contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $174.9 million or 0.8% of total loans at December 31, 2017, compared to $184.7 million or 1.2% of total loans at December 31, 2016. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

Following is a summary of loans and leases:

TABLE 11

December 31	2017	2016	2015	2014	2013
(in thousands)
Commercial real estate	$8,741,864	$5,435,162	$4,109,056	$3,815,708	$3,245,209
Commercial and industrial	4,170,667	3,042,781	2,601,722	2,318,015	1,881,474
Commercial leases	266,720	196,636	204,553	177,824	158,895
Other	17,063	35,878	38,518	41,290	45,183
Total commercial loans and leases	13,196,314	8,710,457	6,953,849	6,352,837	5,330,761
Direct installment	1,905,535	1,844,399	1,706,636	1,644,621	1,467,236
Residential mortgages	2,702,691	1,844,574	1,395,971	1,263,053	1,086,739
Indirect installment	1,448,433	1,196,313	996,729	875,551	655,587
Consumer lines of credit	1,745,793	1,301,200	1,137,255	1,110,976	965,771
Total consumer loans	7,802,452	6,186,486	5,236,591	4,894,201	4,175,333
Total loans and leases	$20,998,766	$14,896,943	$12,190,440	$11,247,038	$9,506,094
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties.

•	Commercial and industrial includes loans to businesses that are not secured by real estate.

•	Commercial leases consist of leases for new or used equipment.

•	Other is comprised primarily of credit cards and mezzanine loans.

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans.

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties.

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans.

•	Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
Additional information relating to originated and acquired loans is provided in Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Total loans and leases increased $6.1 billion or 41.0% to $21.0 billion at December 31, 2017, compared to $14.9 billion at December 31, 2016, as we acquired $5.1 billion in loans from the YDKN acquisition. Additionally, organic growth resulted in an additional increase of $1.0 billion in total loans.
Total loans and leases increased $2.7 billion or 22.2% to $14.9 billion at December 31, 2016, compared to $12.2 billion at December 31, 2015, as we acquired $1.9 billion and $97.7 million in loans from the METR acquisition and Fifth Third branch purchase, respectively. Additionally, organic growth resulted in an additional increase of $748.1 million in total loans led by growth in residential mortgage and indirect auto loans.
As of December 31, 2017, 35.3% of the commercial real estate loans were owner-occupied, while the remaining 64.7% were non-owner-occupied, compared to 36.2% and 63.8%, respectively, as of December 31, 2016. As of December 31, 2017 and 2016, we had commercial construction loans of $1.2 billion and $597.6 million, respectively, representing 5.6% and 4.0% of total loans and leases, respectively. This increase is primarily due to the YDKN acquisition.
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is appropriate and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2017 and 2016, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Following is a summary of the maturity distribution of certain loan categories with fixed and floating interest rates for those loans with maturity dates over one year as of December 31, 2017:
TABLE 12

(in thousands)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$1,659,709	$5,675,933	$5,860,672	$13,196,314
Residential mortgages	9,285	47,157	2,646,249	2,702,691
Total	$1,668,994	$5,723,090	$8,506,921	$15,899,005
Interest rates for loans with maturities over one year:
Fixed		$2,335,483	$2,726,890	$5,062,373
Floating		3,387,606	5,780,032	9,167,638
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
Following is a summary of non-performing assets:
TABLE 13

December 31	2017	2016	2015	2014	2013
(dollars in thousands)
Non-accrual loans	$74,635	$65,479	$49,897	$45,113	$58,755
Troubled debt restructurings	23,481	20,428	22,028	23,439	18,698
Total non-performing loans	98,116	85,907	71,925	68,552	77,453
Other real estate owned (OREO)	40,606	32,490	38,918	41,466	40,681
Total non-performing loans and OREO	138,722	118,397	110,843	110,018	118,134
Non-performing investments	—	—	—	—	797
Total non-performing assets	$138,722	$118,397	$110,843	$110,018	$118,931
Non-performing loans / total loans and leases	0.47%	0.58%	0.59%	0.61%	0.81%
Non-performing loans + OREO / total loans and leases + OREO	0.66%	0.79%	0.91%	0.97%	1.24%
Non-performing assets / total assets	0.44%	0.54%	0.63%	0.68%	0.88%
During 2017, non-performing loans and OREO increased $20.3 million. This reflects an increase of $9.2 million in non-accrual loans, $3.1 million in TDRs, and $8.1 million in OREO. The increase in non-accrual loans was primarily attributable to the migration of a few borrowers in the commercial real estate portfolio, while the increase in TDRs was due largely to the modification of an acquired commercial credit. The increase in OREO was largely due to the addition of properties that were acquired from YDKN.
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
Following is a summary of non-performing loans and leases, by class:
TABLE 14

December 31	2017	2016	2015	2014	2013
(in thousands)
Commercial real estate	$31,399	$21,225	$26,087	$26,134	$43,648
Commercial and industrial	22,740	26,256	14,846	8,852	6,683
Commercial leases	1,574	3,429	659	722	734
Other	1,000	1,000	—	—	—
Total commercial loans and leases	56,713	51,910	41,592	35,708	51,065
Direct installment	16,725	14,952	13,791	15,901	10,577
Residential mortgages	16,409	13,367	12,763	13,842	14,012
Indirect installment	2,435	2,181	1,514	1,305	1,202
Consumer lines of credit	5,834	3,497	2,265	1,796	597
Total consumer loans	41,403	33,997	30,333	32,844	26,388
Total non-performing loans and leases	$98,116	$85,907	$71,925	$68,552	$77,453
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
TDRs that are accruing and performing include loans for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern on the modified terms for more than nine months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in incremental losses which are factored into the allowance for credit losses estimate. Additional information related to our TDRs is included in Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of performing, non-performing and non-accrual originated TDRs, by class:
TABLE 15

(in thousands)	Performing	Non- Performing	Non-Accrual	Total
December 31, 2017
Commercial real estate	$92	$—	$3,870	$3,962
Commercial and industrial	3,085	—	601	3,686
Total commercial loans and leases	3,177	—	4,471	7,648
Direct installment	10,890	7,758	3,197	21,845
Residential mortgages	3,659	10,638	2,161	16,458
Indirect installment	—	195	14	209
Consumer lines of credit	1,812	1,582	629	4,023
Total consumer loans	16,361	20,173	6,001	42,535
Total	$19,538	$20,173	$10,472	$50,183
December 31, 2016
Commercial real estate	$—	$162	$3,857	$4,019
Commercial and industrial	—	4	2,113	2,117
Total commercial loans and leases	—	166	5,970	6,136
Direct installment	10,414	8,468	1,597	20,479
Residential mortgages	4,730	10,051	1,128	15,909
Indirect installment	—	198	2	200
Consumer lines of credit	1,961	1,369	338	3,668
Total consumer loans	17,105	20,086	3,065	40,256
Total	$17,105	$20,252	$9,035	$46,392
December 31, 2015
Commercial real estate	$—	$1,653	$6,051	$7,704
Commercial and industrial	—	361	813	1,174
Total commercial loans and leases	—	2,014	6,864	8,878
Direct installment	7,908	8,985	1,137	18,030
Residential mortgages	5,184	9,881	190	15,255
Indirect installment	—	153	24	177
Consumer lines of credit	2,073	995	92	3,160
Total consumer loans	15,165	20,014	1,443	36,622
Total	$15,165	$22,028	$8,307	$45,500
December 31, 2014
Commercial real estate	$—	$2,002	$6,188	$8,190
Commercial and industrial	727	542	132	1,401
Total commercial loans and leases	727	2,544	6,320	9,591
Direct installment	4,830	8,784	1,352	14,966
Residential mortgages	3,689	10,878	503	15,070
Indirect installment	—	156	47	203
Consumer lines of credit	195	1,077	50	1,322
Total consumer loans	8,714	20,895	1,952	31,561
Total	$9,441	$23,439	$8,272	$41,152

(in thousands)	Performing	Non- Performing	Non-Accrual	Total
December 31, 2013
Commercial real estate	$24	$2,688	$10,435	$13,147
Commercial and industrial	749	40	237	1,026
Total commercial loans and leases	773	2,728	10,672	14,173
Direct installment	5,404	5,891	1,070	12,365
Residential mortgages	3,743	9,752	883	14,378
Indirect installment	—	142	80	222
Consumer lines of credit	300	185	—	485
Total consumer loans	9,447	15,970	2,033	27,450
Total	$10,220	$18,698	$12,705	$41,623

Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

TABLE 16

December 31	2017	2016	2015	2014	2013
(dollars in thousands)
Loans and leases 90 days or more past due:
Originated loans and leases	$9,121	$9,113	$7,024	$9,248	$7,971
Acquired loans	89,950	40,524	29,718	38,024	45,823
Total loans and leases 90 days or more past due	$99,071	$49,637	$36,742	$47,272	$53,794
As a percentage of total loans and leases	0.47%	0.33%	0.30%	0.42%	0.57%
The increases in loans and leases 90 days or more past due and accruing in 2017 were primarily the result of acquisitions. Acquired loans that are 90 days or more past due are considered to be accruing since we can reasonably estimate future cash flows and we expect to fully collect the carrying value of these loans. The acquired loans were discounted and marked to fair value with interest income recognized via accretion in accordance with GAAP.
Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs:
TABLE 17

December 31	2017	2016	2015	2014	2013
(in thousands)
Gross interest income:
Per contractual terms	$22,640	$11,756	$7,328	$7,366	$9,221
Recorded during the year	707	696	747	650	559

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

Following is a summary of changes in the allowance for credit losses related to loans and leases:

TABLE 18

Year Ended December 31	2017	2016	2015	2014	2013
(dollars in thousands)
Balance at beginning of period	$158,059	$142,012	$125,926	$110,784	$104,374
Charge-offs:
Commercial real estate	(2,178)	(6,657)	(4,443)	(6,568)	(5,465)
Commercial and industrial	(26,188)	(19,584)	(3,562)	(3,454)	(5,124)
Commercial leases	(1,017)	(962)	(544)	(415)	(432)
Other	(4,099)	(2,729)	(1,691)	(1,329)	(965)
Commercial loans and leases	(33,482)	(29,932)	(10,240)	(11,766)	(11,986)
Direct installment	(12,401)	(10,153)	(10,844)	(9,600)	(9,059)
Residential mortgages	(595)	(441)	(1,010)	(760)	(1,345)
Indirect installment	(9,201)	(7,855)	(6,427)	(3,627)	(3,337)
Consumer lines of credit	(2,204)	(2,085)	(1,653)	(1,495)	(1,974)
Consumer loans	(24,401)	(20,534)	(19,934)	(15,482)	(15,715)
Purchased impaired loans	(469)	(399)	(64)	(2,614)	(299)
Other acquired loans	(1,233)	(649)	(830)	(873)	(2,530)
Total charge-offs	(59,585)	(51,514)	(31,068)	(30,735)	(30,530)
Recoveries:
Commercial real estate	2,311	3,669	1,117	2,351	1,799
Commercial and industrial	1,275	2,508	1,773	1,412	2,108
Commercial leases	6	66	101	105	179
Other	1,255	131	55	24	—
Commercial loans and leases	4,847	6,374	3,046	3,892	4,086
Direct installment	2,015	1,822	1,527	1,163	931
Residential mortgages	184	74	85	74	162
Indirect installment	3,708	2,015	1,190	875	773
Consumer lines of credit	461	265	175	218	274
Consumer loans	6,368	4,176	2,977	2,330	2,140
Purchased impaired loans	36	42	19	1	—
Other acquired loans	4,582	1,217	671	1,006	(376)
Total recoveries	15,833	11,809	6,713	7,229	5,850
Net charge-offs	(43,752)	(39,705)	(24,355)	(23,506)	(24,680)
Provision for credit losses	61,073	55,752	40,441	38,648	31,090
Balance at end of period	$175,380	$158,059	$142,012	$125,926	$110,784
Net loan charge-offs/average loans	0.22%	0.28%	0.21%	0.23%	0.28%
Allowance for credit losses/total loans	0.84%	1.06%	1.16%	1.12%	1.17%
Allowance for credit losses/ non-performing loans	178.75%	183.99%	197.44%	183.69%	143.03%
The allowance for credit losses at December 31, 2017 increased $17.3 million or 11.0% from December, 31, 2016, primarily in support of organic loan growth and to a lesser extent, moderate credit migration in commercial and industrial. The provision for credit losses for 2017 was $61.1 million, compared to $55.8 million in 2016. Net charge-offs totaled $43.8 million, or 0.22% of average loans, compared to $39.7 million or 0.28% of average loans in 2016.
The allowance for credit losses at December 31, 2016 increased $16.1 million or 11.3% from December 31, 2015, primarily in support of organic loan growth, credit migration. The provision for credit losses for 2016 was $55.8 million, due to organic loan growth and net charge-offs of $39.7 million, which included a $4.0 million charge-off from a single commercial relationship involving a borrower alleged to have falsified documents and financial information over an extended period of time, and credit migration.
The allowance for credit losses at December 31, 2015 increased $16.1 million or 12.8% from December 31, 2014 as the provision for credit losses for 2015 of $40.4 million exceeded net charge-offs of $24.4 million, with the remainder supporting loan growth in the originated portfolio and some credit migration within the commercial and industrial and indirect installment portfolios.
The allowance for credit losses at December 31, 2014 increased $15.1 million or 13.7% from December 31, 2013, as the provision for credit losses for 2014 of $38.6 million exceeded net charge-offs of $23.5 million, with the remainder supporting loan growth and incurred losses in the originated and acquired loan portfolios.
The allowance for credit losses at December 31, 2013 increased $6.4 million or 6.1% from December 31, 2012, as the provision for loans losses for 2013 of $31.1 million exceeded net charge-offs of $24.7 million, with the remainder supporting loan growth and incurred losses in the originated and acquired loan portfolios.
Following is a summary of the allocation of the allowance for credit losses and the percentage of loans in each category to total loans:
TABLE 19

December 31	2017		2016		2015		2014		2013
(dollars in thousands)	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$50,281	25%	$46,635	28%	$41,741	29%	$37,588	27%	$32,548	28%
Commercial and industrial	51,963	17	47,991	18	41,023	21	32,645	19	32,603	18
Commercial leases	5,646	1	3,280	1	2,541	1	2,398	2	1,903	2
Other	1,843	—	1,392	—	1,013	—	759	—	530	—
Commercial loans and leases	109,733	43	99,298	47	86,318	51	73,390	48	67,584	48
Direct installment	20,936	8	21,391	12	21,587	14	20,538	14	17,824	15
Residential mortgages	15,507	10	10,082	10	7,909	9	8,024	7	5,836	7
Indirect installment	11,967	7	10,564	8	9,889	8	7,504	8	6,409	7
Consumer lines of credit	10,539	5	9,456	7	9,582	8	8,496	9	7,231	9
Consumer loans	58,949	30	51,493	37	48,967	39	44,562	38	37,300	38
Total originated loans	168,682	73	150,791	84	135,285	90	117,952	86	104,884	86
Purchased credit- impaired loans	635	—	572	—	834	—	660	—	1,000	—
Other acquired loans	6,063	27	6,696	16	5,893	10	7,314	14	4,900	14
Total	$175,380	100%	$158,059	100%	$142,012	100%	$125,926	100%	$110,784	100%
During 2017, the allowance for credit losses allocated to commercial real estate, residential mortgages and indirect loans all increased to support organic loan growth. The allowance for credit losses allocated to commercial and industrial increased to support organic growth and moderate credit migration.
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
During 2015, the allowance for credit losses allocated to commercial loans and consumer loans increased to support organic loan growth, while a portion of the commercial and industrial and indirect installment allowance for credit losses also supported some limited credit migration within those portfolios. The allowance for credit losses allocated to residential mortgages decreased slightly during this same period, which was the result of growth-related reserves being more than offset by general improvements in asset quality within that portfolio. The allowance for credit losses allocated to acquired loans decreased during the year as a result of favorable quarterly cash flow re-estimation results and problem credit resolution, with the PVF, ANNB, and Comm Bancorp, Inc. (CBI) portfolios driving the decrease.

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
As of December 31, 2017, securities totaling $2.8 billion and $3.2 billion were classified as available for sale and held to maturity, respectively. During 2017, securities available for sale increased by $532.6 million and securities held to maturity increased by $904.9 million from December 31, 2016, primarily due to the acquisition of YDKN. As of December 31, 2017 and 2016, we did not hold any trading securities.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2017:
TABLE 20

(dollars in thousands)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing within one year	$—	—%
Maturing after ten years	500	5.25
Obligations of U.S. government-sponsored entities:
Maturing within one year	111,261	1.17
Maturing after one year but within five years	477,710	1.57
Maturing after ten years	2,281	3.23
States of the U.S. and political subdivisions:
Maturing within one year	771	4.13
Maturing after one year but within five years	21,860	2.52
Maturing after five years but within ten years	90,575	3.41
Maturing after ten years	824,611	3.57
Other debt securities:
Maturing after five years but within ten years	1,870	2.20
Maturing after ten years	2,800	2.38
Residential mortgage-backed securities:
Agency mortgage-backed securities	2,818,676	2.17
Agency collateralized mortgage obligations	1,572,103	2.07
Non-agency collateralized mortgage obligations	1	2.92
Commercial mortgage-backed securities	80,786	2.43
Equity securities	1,025	0.61
Total	$6,006,830	2.29
The weighted average yields for tax-exempt securities are computed on an FTE basis using the federal statutory tax rate of 35.0%. The weighted average yields for securities available for sale are based on amortized cost.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 21

December 31	2017	2016	2015
(in thousands)
Securities Available for Sale (AFS):
U.S. Treasury	$—	$29,874	$29,738
U.S. government-sponsored entities	347,767	367,604	368,463
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,615,168	1,267,535	703,069
Agency collateralized mortgage obligations	813,034	546,659	503,328
Non-agency collateralized mortgage obligations	1	891	1,177
Commercial mortgage-backed securities	—	1,292	4,299
States of the U.S. and political subdivisions	21,151	36,065	10,748
Other debt securities	4,913	9,828	14,729
Total debt securities	2,802,034	2,259,748	1,635,551
Equity securities	587	273	975
Total securities available for sale	$2,802,621	$2,260,021	$1,636,526
Securities Held to Maturity (HTM):
U.S. Treasury	$500	$500	$500
U.S. government-sponsored entities	247,310	272,645	137,385
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,219,802	852,215	709,970
Agency collateralized mortgage obligations	777,146	743,148	499,694
Non-agency collateralized mortgage obligations	—	1,689	2,681
Commercial mortgage-backed securities	80,786	49,797	51,258
States of the U.S. and political subdivisions	916,724	417,348	235,573
Total securities held to maturity	$3,242,268	$2,337,342	$1,637,061
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
Following is a summary of deposits:
TABLE 22

December 31	2017	2016	$ Change	% Change
(in thousands)
Non-interest-bearing demand	$5,720,030	$4,205,337	$1,514,693	36.0%
Interest-bearing demand	9,571,038	6,931,381	2,639,657	38.1
Savings	2,488,178	2,352,434	135,744	5.8
Certificates and other time deposits	4,620,479	2,576,495	2,043,984	79.3
Total deposits	$22,399,725	$16,065,647	$6,334,078	39.4%
Total deposits increased from December 31, 2016 primarily as a result of the YDKN acquisition, combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings), and an increase in organic certificates and other time deposits, partially offset by a planned decline in higher-cost brokered time deposits. The growth reflects heightened deposit gathering efforts during 2017 focused on attracting new customer relationships through targeted promotional interest rates on 13-month and 19-month certificates of deposit, combined with deepening relationships with existing customers through internal lead generation efforts. Generating growth in relationship-based transaction deposits remains a key focus for us.
Following is a summary of time deposits of $100,000 or more by remaining maturity at December 31, 2017:

TABLE 23

(in thousands)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$145,699	$11,543	$157,242
Three to six months	157,622	11,233	168,855
Six to twelve months	928,938	32,703	961,641
Over twelve months	720,427	151,300	871,727
Total	$1,952,686	$206,779	$2,159,465

Short-Term Borrowings
Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances, federal funds purchased and subordinated notes, increased to $3.7 billion at December 31, 2017 from $2.5 billion at December 31, 2016, primarily due to an increase of $1.3 billion in FHLB advances.
Following is a summary of selected information relating to certain components of short-term borrowings:
TABLE 24

At or for the Year Ended December 31	2017	2016	2015
(dollars in thousands)
FHLB Advances (Short-term)
Balance at year-end	$2,285,000	$1,025,000	$1,090,000
Maximum month-end balance	2,780,000	1,075,000	1,090,000
Average balance during year	1,867,551	490,771	516,025
Weighted average interest rates:
At year-end	1.53%	0.73%	0.48%
During the year	1.20%	0.59%	0.40%

Federal Funds Purchased
Balance at year-end	$1,000,000	$1,037,000	$568,000
Maximum month-end balance	1,607,000	1,238,000	1,003,000
Average balance during year	1,459,679	1,045,489	507,321
Weighted average interest rates:
At year-end	1.38%	0.62%	0.29%
During the year	1.10%	0.49%	0.28%
For additional information relating to deposits and short-term borrowings, see Note 11, “Deposits” and Note 12, “Short-Term Borrowings” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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
In accordance with the terms of our mergers with YDKN and METR, we issued 111,619,622 shares of our common stock on March 11, 2017 and 34,041,181 shares of our common stock on February 13, 2016, respectively.
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On October 2, 2015, we completed an offering of $100.0 million aggregate principal amount of 4.875% subordinated notes due in 2025 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $98.4 million. We used the net proceeds from the sale of the subordinated notes for general corporate purposes, which included investments at the holding company level, providing capital to support the growth of FNBPA and our business, including the acquisition of METR and the Fifth Third branches.
Capital management is a continuous process with capital plans and stress testing for FNB and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. Both FNB and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see Note 21, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, we issue shares initially acquired by us as treasury stock under our various benefit plans. We may continue to grow through acquisitions, which can potentially impact our capital position. We may issue additional preferred or common stock in order to maintain our well-capitalized status.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2017:
TABLE 25

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$17,779,246	$—	$—	$—	$17,779,246
Certificates and other time deposits	2,778,467	1,377,653	313,569	150,790	4,620,479
Operating leases	26,949	41,582	27,213	49,342	145,086
Long-term debt	69,684	257,168	58,261	283,060	668,173
Total	$20,654,346	$1,676,403	$399,043	$483,192	$23,212,984
The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2017:
TABLE 26

(in thousands)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$4,680,950	$949,639	$811,381	$515,852	$6,957,822
Standby letters of credit	119,399	12,579	926	—	132,904
Total	$4,800,349	$962,218	$812,307	$515,852	$7,090,726
Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Additionally, a significant portion of these commitments can be terminated by FNB. For additional information relating to commitments to extend credit and standby letters of credit, see Note 15, “Commitments, Credit Risk and Contingencies” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, FNB, through one of our subsidiaries, regularly issues subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. The parent’s cash position increased $1.4 million from $164.3 million at December 31, 2016 to $165.7 million at December 31, 2017, due to dividends from subsidiaries and cash acquired from YDKN.
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
The LCR and MCH ratios are presented in the following table:
TABLE 27

December 31	2017	2016	Internal Limit
(dollars in thousands)
Liquidity coverage ratio (LCR)	1.8 times	2.3 times	> 1 time
Months of cash on hand (MCH)	10.2 months	14.9 months	> 12 months
The MCH ratio fell below our internal limit due to the YDKN acquisition in March 2017. As a result of YDKN, our twelve-month projected dividend payout is estimated at $155 million, an increase of approximately $54 million pre-merger. YDKN did not manage to a similar ratio and held only a minimal amount of cash on hand at their holding company. Our ALCO is evaluating several alternatives, each of which would place the MCH ratio back into policy compliance. Management believes that this policy exception will be cured in the first half of 2018.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts during the third and fourth quarters of 2017 focused on attracting new customer relationships and deepening relationships with existing customers through internal lead generation efforts.  Full-year organic growth in low-cost transaction deposits for 2017 was $408.7 million, or 3.0%, due to organic growth in non-interest-bearing deposits of $280.5 million, or 6.7%, and organic growth in savings and NOW of $128.2 million, or 1.4%.  Full-year organic growth in certificates and other time deposits was $756.6 million, or 29.4%.  Total deposits were $22.4 billion at December 31, 2017, an increase of $6.3 billion, or 39.4%, from December 31, 2016, due to the acquisition of YDKN, as well as organic growth of $1.2 billion, or 7.3%.

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
The following table presents certain information relating to FNBPA's credit availability and salable unpledged securities:
TABLE 28

December 31	2017	2016
(dollars in thousands)
Unused wholesale credit availability	$8,189,379	$6,343,433
Unused wholesale credit availability as a % of FNBPA assets	26.3%	29.3%
Salable unpledged government and agency securities	$2,231,812	$1,451,157
Salable unpledged government and agency securities as a % of FNBPA assets	7.2%	6.7%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2017 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The liquidity gap increased during 2017 as the twelve-month cumulative gap to total assets was (5.8)% and (3.3)% as of December 31, 2017 and 2016, respectively. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 29

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$468,226	$944,312	$1,299,768	$2,240,447	$4,952,753
Investments	146,430	158,333	206,380	488,623	999,766
	614,656	1,102,645	1,506,148	2,729,070	5,952,519
Liabilities
Non-maturity deposits	174,217	348,435	522,654	1,045,311	2,090,617
Time deposits	195,424	445,679	522,109	1,610,396	2,773,608
Borrowings	2,748,822	66,670	55,025	50,940	2,921,457
	3,118,463	860,784	1,099,788	2,706,647	7,785,682
Period Gap (Assets - Liabilities)	$(2,503,807)	$241,861	$406,360	$22,423	$(1,833,163)
Cumulative Gap	$(2,503,807)	$(2,261,946)	$(1,855,586)	$(1,833,163)
Cumulative Gap to Total Assets	(8.0)%	(7.2)%	(5.9)%	(5.8)%
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
The following repricing gap analysis as of December 31, 2017 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 30

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$8,978,695	$862,772	$932,166	$1,562,348	$12,335,981
Investments	157,037	163,057	208,023	490,583	1,018,700
	9,135,732	1,025,829	1,140,189	2,052,931	13,354,681
Liabilities
Non-maturity deposits	6,195,207	—	—	—	6,195,207
Time deposits	288,407	445,989	519,527	1,606,447	2,860,370
Borrowings	3,185,441	542,484	38,996	18,882	3,785,803
	9,669,055	988,473	558,523	1,625,329	12,841,380
Off-balance sheet	(100,000)	405,000	—	—	305,000
Period Gap (assets - liabilities + off-balance sheet)	$(633,323)	$442,356	$581,666	$427,602	$818,301
Cumulative Gap	$(633,323)	$(190,967)	$390,699	$818,301
Cumulative Gap to Assets	(2.3)%	(0.7)%	1.4%	3.0%
The twelve-month cumulative repricing gap to total assets was 3.0% and 4.9% as of December 31, 2017 and 2016, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of December 31, 2017. Using a static balance sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates:
TABLE 31

December 31,	2017	2016	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.0%	3.9%	n/a
+ 200 basis points	2.3%	2.8%	(5.0)%
+ 100 basis points	1.3%	1.5%	(5.0)%
– 100 basis points	(3.9)%	(4.0)%	(5.0)%
Economic value of equity:
+ 300 basis points	(5.9)%	(3.8)%	(25.0)%
+ 200 basis points	(3.7)%	(2.4)%	(15.0)%
+ 100 basis points	(1.2)%	(0.6)%	(10.0)%
– 100 basis points	(2.6)%	(4.3)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static balance sheet, a +300 basis point Rate Ramp increases net interest income (12 months) by 2.0% and 3.3% at December 31, 2017 and 2016, respectively.
Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 56.6% and 60.3% of total loans as of December 31, 2017 and 2016, respectively. As of December 31, 2017, 78.8% of these loans, or 44.7% of total loans, are tied to the Prime and one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. We have managed the duration of our investment portfolio to be relatively short, resulting in a portfolio duration of 4.5 years and 3.9 years as of December 31, 2017 and 2016, respectively. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of December 31, 2017, the commercial swaps totaled $2.2 billion of notional principal, with $787.3 million in notional swap principal originated during 2017. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 14, “Derivative and Hedging Activities” to the financial statements in this Report.
We desired to remain modestly asset-sensitive during 2017. A number of management actions and market occurrences resulted in a decrease in the asset sensitivity of our interest rate risk position during the period. The decrease was due to management's actions with the acquisition of YDKN in conjunction with the timing of funding loan and investment growth as well as deposit activity. The primary drivers increasing asset sensitivity involved repositioning the acquired investments and FHLB advances portfolios, which helped offset an increase in our short-term funding position. These actions were done in conjunction with normal activity which included growth in transaction and time deposits referred to earlier, an increase in the amount of adjustable loans repricing in twelve months or less, and extending fixed borrowings.
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
The Board of Directors adopted a risk appetite statement that defines acceptable risk levels or risk limits under which the company seeks to operate in order to maximize returns, while managing risk. As such, the board monitors a host of risk metrics from both business and operational units, as well as by risk category, to provide insight into how the company’s performance aligns with our risk appetite. The risk appetite dashboard is reviewed periodically by the Board of Directors and senior management to ensure performance alignment with our risk appetite, and where appropriate, makes adjustments to applicable business strategies and tactics where risks approach our desired risk tolerance limits.
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
The Risk Committee serves as the primary point of contact between our Board of Directors and the Risk Management Council, which is the senior management level committee responsible for risk management. Risk appetite is an integral element of our business and capital planning processes through our Board Risk Committee and Risk Management Council. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. Our top-down risk appetite process serves as a limit for undue risk-taking for bottom-up planning from our various business functions. Our Board Risk Committee, in collaboration with our Risk Management Council, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk environment, with the goal of ensuring that our risk appetite remains consistent with our strategic plans and business operations, regulatory environment and our shareholders' expectations. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, are regularly presented to our various management level risk oversight and planning committees and periodically reported up through our Board Risk Committee.
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework and through the Compliance Department and the Information and Cyber Security Department, both of which report to the Chief Risk Officer, ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Compliance Department is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Our Information and Cyber Security Department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
The Board of Directors believes that our enterprise-wide risk management process is effective and enables the Board of Directors to:

•	assess the quality of the information we receive;

•	understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations, and the risks that we face;

•	oversee and assess how senior management evaluates risk; and

•	assess appropriately the quality of our enterprise-wide risk management process.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS TO GAAP
Reconciliations of non-GAAP operating measures and key performance indicators discussed in this Report to the most directly comparable GAAP financial measures are included in the following tables.
TABLE 32
Operating Net Income Available to Common Stockholders

Year Ended December 31	2017	2016	2015	2014	2013
(dollars in thousands)
Net income available to common stockholders	$191,163	$162,850	$151,608	$135,698	$117,804
Merger-related expense	56,513	37,439	3,033	9,611	8,210
Tax benefit of merger-related expense	(18,846)	(12,550)	(949)	(1,714)	(2,873)
Merger-related net securities gains	(2,609)	—	—	—	—
Tax expense of merger-related net securities gains	913	—	—	—	—
Reduction in valuation of deferred tax assets	54,042	—	—	—	—
Operating net income available to common stockholders (non-GAAP)	$281,176	$187,739	$153,692	$143,595	$123,141

The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe this measurement helps investors understand the effect of acquisition activity and recent tax reform in reported results. We use operating net income available to common stockholders to better understand business performance and the underlying trends produced by core business activities. We believe merger-related expenses are not organic costs to run our operations and facilities. These charges represent expenses to satisfy contractual obligations of an acquired entity without any useful benefit to us and to convert and consolidate the entity’s records onto our platforms. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

TABLE 33
Operating Earnings per Diluted Common Share

Year Ended December 31	2017	2016	2015	2014	2013
Net income per diluted common share	$0.63	$0.78	$0.86	$0.80	$0.80
Merger-related expense	0.19	0.18	0.02	0.06	0.05
Tax benefit of merger-related expense	(0.06)	(0.06)	(0.01)	(0.01)	(0.01)
Merger-related net securities gains	(0.01)	—	—	—	—
Tax expense of merger-related net securities gains	—	—	—	—	—
Reduction in valuation of deferred tax assets	0.18	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.93	$0.90	$0.87	$0.85	$0.84
TABLE 34
Return on Average Tangible Common Equity

Year Ended December 31	2017	2016	2015
(dollars in thousands)
Net income available to common stockholders	$191,163	$162,850	$151,608
Amortization of intangibles, net of tax	11,386	7,287	5,398
Tangible net income available to common stockholders (non-GAAP)	$202,549	$170,137	$157,006
Average total stockholders’ equity	$4,073,700	$2,499,976	$2,072,170
Less: Average preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,108,102)	(1,059,856)	(869,347)
Average tangible common equity	$1,858,716	$1,333,238	$1,095,941
Return on average tangible common equity (non-GAAP)	10.90%	12.76%	14.33%
(1) Excludes loan servicing rights.
TABLE 35
Return on Average Tangible Assets

Year Ended December 31	2017	2016	2015
(dollars in thousands)
Net income	$199,204	$170,891	$159,649
Amortization of intangibles, net of tax	11,386	7,287	5,398
Tangible net income (non-GAAP)	$210,590	$178,178	$165,047
Average total assets	$29,131,109	$20,677,717	$16,606,147
Less: Average intangibles (1)	(2,108,102)	(1,059,856)	(869,347)
Average tangible assets (non-GAAP)	$27,023,007	$19,617,861	$15,736,800
Return on average tangible assets (non-GAAP)	0.78%	0.91%	1.05%
(1) Excludes loan servicing rights.

TABLE 36

Tangible Book Value per Common Share

December 31	2017	2016	2015
(in thousands, except per share data)
Total stockholders’ equity	$4,409,194	$2,571,617	$2,096,182
Less: Preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Intangibles (1)	(2,341,263)	(1,085,935)	(869,809)
Tangible common equity (non-GAAP)	$1,961,049	$1,378,800	$1,119,491
Ending common shares outstanding	323,465,140	211,059,547	175,441,670
Tangible book value per common share (non-GAAP)	$6.06	$6.53	$6.38
(1) Excludes loan servicing rights.
TABLE 37
Tangible equity to tangible assets (period-end)

December 31	2017	2016	2015
(dollars in thousands)
Total stockholders' equity	$4,409,194	$2,571,617	$2,096,182
Less: Intangibles(1)	(2,341,263)	(1,085,935)	(869,809)
Tangible equity (non-GAAP)	$2,067,931	$1,485,682	$1,226,373
Total assets	$31,417,635	$21,844,817	$17,557,662
Less: Intangibles(1)	(2,341,263)	(1,085,935)	(869,809)
Tangible assets (non-GAAP)	$29,076,372	$20,758,882	$16,687,853
Tangible equity / tangible assets (period-end) (non-GAAP)	7.11%	7.16%	7.35%
(1) Excludes loan servicing rights.
TABLE 38
Tangible common equity / tangible assets (period-end)

December 31	2017	2016	2015
(dollars in thousands)
Total stockholders' equity	$4,409,194	$2,571,617	$2,096,182
Less: Preferred stockholders' equity	(106,882)	(106,882)	(106,882)
Less: Intangibles (1)	(2,341,263)	(1,085,935)	(869,809)
Tangible common equity (non-GAAP)	$1,961,049	$1,378,800	$1,119,491
Total assets	$31,417,635	$21,844,817	$17,557,662
Less: Intangibles(1)	(2,341,263)	(1,085,935)	(869,809)
Tangible assets (non-GAAP)	$29,076,372	$20,758,882	$16,687,853
Tangible common equity / tangible assets (period-end) (non-GAAP)	6.74%	6.64%	6.71%
 (1) Excludes loan servicing rights.

TABLE 39
Efficiency Ratio

Year Ended December 31	2017	2016	2015
(dollars in thousands)
Non-interest expense	$681,541	$511,133	$390,549
Less: Amortization of intangibles	(17,517)	(11,210)	(8,305)
Less: OREO expense	(4,438)	(5,153)	(4,637)
Less: Merger-related expense	(56,513)	(37,439)	(3,033)
Less: Impairment charge on other assets	—	(2,585)	—
Adjusted non-interest expense	$603,073	$454,746	$374,574
Net interest income	$846,434	$611,512	$498,222
Taxable equivalent adjustment	18,766	11,248	7,635
Non-interest income	252,449	201,761	162,410
Less: Net securities gains	(5,916)	(712)	(822)
Less: Gain on redemption of TPS	—	(2,422)	—
Adjusted net interest income (FTE) + non-interest income	$1,111,733	$821,387	$667,445
Efficiency ratio (FTE) (non-GAAP)	54.25%	55.36%	56.12%

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
February 28, 2018
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
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders                    February 28, 2018
F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
Pittsburgh, Pennsylvania
February 28, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders                    February 28, 2018
F.N.B. Corporation
Opinion on Internal Control over Financial Reporting
We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 28, 2018

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share data

	December 31
	2017	2016
Assets
Cash and due from banks	$408,718	$303,526
Interest-bearing deposits with banks	70,725	67,881
Cash and Cash Equivalents	479,443	371,407
Securities available for sale	2,764,562	2,231,987
Securities held to maturity (fair value of $3,218,379 and $2,294,777)	3,242,268	2,337,342
Loans held for sale (includes $56,458 and $0 measured at fair value) (1)	92,891	11,908
Loans and leases, net of unearned income of $50,680 and $52,723	20,998,766	14,896,943
Allowance for credit losses	(175,380)	(158,059)
Net Loans and Leases	20,823,386	14,738,884
Premises and equipment, net	336,540	243,956
Goodwill	2,249,188	1,032,129
Core deposit and other intangible assets, net	92,075	53,806
Bank owned life insurance	526,818	330,152
Other assets	810,464	493,246
Total Assets	$31,417,635	$21,844,817
Liabilities
Deposits:
Non-interest-bearing demand	$5,720,030	$4,205,337
Interest-bearing demand	9,571,038	6,931,381
Savings	2,488,178	2,352,434
Certificates and other time deposits	4,620,479	2,576,495
Total Deposits	22,399,725	16,065,647
Short-term borrowings	3,678,337	2,503,010
Long-term borrowings	668,173	539,494
Other liabilities	262,206	165,049
Total Liabilities	27,008,441	19,273,200
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 325,095,055 and 212,378,494 shares	3,253	2,125
Additional paid-in capital	4,033,567	2,234,366
Retained earnings	367,658	304,397
Accumulated other comprehensive loss	(83,052)	(61,369)
Treasury stock – 1,629,915 and 1,318,947 shares at cost	(19,114)	(14,784)
Total Stockholders’ Equity	4,409,194	2,571,617
Total Liabilities and Stockholders’ Equity	$31,417,635	$21,844,817
 (1) Amount represents loans for which we have elected the fair value option. See Note 24.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data

	Year Ended December 31
	2017	2016	2015
Interest Income
Loans and leases, including fees	$861,867	$597,621	$482,086
Securities:
Taxable	97,728	71,853	58,148
Tax-exempt	19,741	9,011	6,405
Dividends	88	34	39
Other	902	444	117
Total Interest Income	980,326	678,963	546,795
Interest Expense
Deposits	71,582	41,239	31,207
Short-term borrowings	43,969	12,183	7,075
Long-term borrowings	18,341	14,029	10,291
Total Interest Expense	133,892	67,451	48,573
Net Interest Income	846,434	611,512	498,222
Provision for credit losses	61,073	55,752	40,441
Net Interest Income After Provision for Credit Losses	785,361	555,760	457,781
Non-Interest Income
Service charges	124,310	97,524	69,877
Trust services	23,121	21,173	20,934
Insurance commissions and fees	19,063	18,328	16,270
Securities commissions and fees	15,286	13,468	13,642
Capital markets income	16,603	15,471	10,246
Mortgage banking operations	19,977	12,106	8,619
Bank owned life insurance	11,693	10,249	8,135
Net securities gains	5,916	712	822
Other	16,480	12,730	13,865
Total Non-Interest Income	252,449	201,761	162,410
Non-Interest Expense
Salaries and employee benefits	326,893	239,798	202,068
Net occupancy	53,787	40,086	33,670
Equipment	49,361	38,046	31,869
Amortization of intangibles	17,517	11,210	8,305
Outside services	56,113	43,737	34,698
FDIC insurance	32,902	19,203	12,888
Supplies	8,326	10,834	8,064
Bank shares and franchise taxes	10,256	8,940	8,139
Telephone	10,218	7,159	6,234
Marketing	11,505	10,141	8,396
Other real estate owned	4,438	5,153	4,637
Merger-related	56,513	37,439	3,033
Other	43,712	39,387	28,548
Total Non-Interest Expense	681,541	511,133	390,549
Income Before Income Taxes	356,269	246,388	229,642
Income taxes	157,065	75,497	69,993
Net Income	199,204	170,891	159,649
Preferred stock dividends	8,041	8,041	8,041
Net Income Available to Common Stockholders	$191,163	$162,850	$151,608
Earnings per Common Share
Basic	$0.63	$0.79	$0.87
Diluted	$0.63	$0.78	$0.86
Cash Dividends per Common Share	$0.48	$0.48	$0.48
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands

	Year Ended December 31
	2017	2016	2015
Net income	$199,204	$170,891	$159,649
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains arising during the period, net of tax benefit of $3,224, $7,477 and $1,561	(5,744)	(13,886)	(2,899)
Reclassification adjustment for gains included in net income, net of tax expense of $230, $249 and $288	(411)	(463)	(534)
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(426), $2,739 and $1,887	(759)	5,086	3,504
Reclassification adjustment for gains included in net income, net of tax expense of $26, $685 and $1,035	(46)	(1,272)	(1,921)
Pension and postretirement benefit obligations:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1), $161 and $(1,766)	(7)	299	(3,280)
Other comprehensive income (loss)	(6,967)	(10,236)	(5,130)
Comprehensive income	$192,237	$160,655	$154,519
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands, except per share data

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2015	$106,882	$1,754	$1,798,984	$176,120	$(46,003)	$(16,281)	$2,021,456
Comprehensive income				159,649	(5,130)		154,519
Dividends declared:
Preferred stock				(8,041)			(8,041)
Common stock: $0.48/share				(84,511)			(84,511)
Issuance of common stock		12	4,737			3,521	8,270
Restricted stock compensation			4,461				4,461
Tax benefit of stock-based compensation			28				28
Balance at December 31, 2015	106,882	1,766	1,808,210	243,217	(51,133)	(12,760)	2,096,182
Comprehensive income				170,891	(10,236)		160,655
Dividends declared:
Preferred stock				(8,041)			(8,041)
Common stock: $0.48/share				(101,670)			(101,670)
Issuance of common stock		19	13,411			(2,024)	11,406
Issuance of common stock – acquisitions		340	403,866				404,206
Restricted stock compensation			7,066				7,066
Tax benefit of stock-based compensation			1,813				1,813
Balance at December 31, 2016	106,882	2,125	2,234,366	304,397	(61,369)	(14,784)	2,571,617
Comprehensive income				199,204	(6,967)		192,237
Dividends declared:
Preferred stock				(8,041)			(8,041)
Common stock: $0.48/share				(142,618)			(142,618)
Issuance of common stock		12	7,298			(4,330)	2,980
Issuance of common stock – acquisitions		1,116	1,782,308				1,783,424
Assumption of warrant due to acquisition			1,394				1,394
Restricted stock compensation			8,201				8,201
Reclassification due to tax reform				14,716	(14,716)		—
Balance at December 31, 2017	$106,882	$3,253	$4,033,567	$367,658	$(83,052)	$(19,114)	$4,409,194
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands

	Year Ended December 31
	2017	2016	2015
Operating Activities
Net income	$199,204	$170,891	$159,649
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	88,797	60,503	43,949
Provision for credit losses	61,073	55,752	40,441
Deferred tax expense	128,983	15,250	550
Net securities gains	(5,916)	(712)	(822)
Tax benefit of stock-based compensation	(822)	(1,813)	(28)
Loans originated for sale	(1,097,869)	(713,087)	(445,558)
Loans sold	1,046,762	716,705	455,623
Net gain on sale of loans	(17,223)	(10,746)	(8,666)
Net change in:
Interest receivable	(18,143)	(5,214)	(4,688)
Interest payable	1,978	(150)	760
Bank owned life insurance	(11,200)	(5,373)	(6,397)
Other, net	(96,718)	10,702	(11,333)
Net cash flows provided by operating activities	278,906	292,708	223,480
Investing Activities
Net change in loans and leases	(1,100,481)	(816,093)	(985,999)
Securities available for sale:
Purchases	(1,141,620)	(1,066,361)	(421,901)
Sales	786,762	615,199	33,499
Maturities	569,949	543,923	284,483
Securities held to maturity:
Purchases	(1,185,859)	(1,063,273)	(465,597)
Sales	57,050	—	—
Maturities	394,823	357,111	277,967
Purchase of bank owned life insurance	(50,124)	(16,587)	(72,688)
Withdrawal/surrender of bank owned life insurance	—	—	72,664
Increase in premises and equipment	(56,874)	(59,327)	(9,723)
Net cash received in business combinations	196,964	245,762	144,629
Net cash flows used in investing activities	(1,529,410)	(1,259,646)	(1,142,666)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	405,777	933,793	1,259,765
Time deposits	757,021	(119,734)	(166,283)
Short-term borrowings	379,139	251,713	7,238
Proceeds from issuance of long-term borrowings	155,399	46,357	134,953
Repayment of long-term borrowings	(199,318)	(173,477)	(34,968)
Net proceeds from issuance of common stock	11,181	18,472	12,731
Tax benefit of stock-based compensation	—	1,813	28
Cash dividends paid:
Preferred stock	(8,041)	(8,041)	(8,041)
Common stock	(142,618)	(101,670)	(84,511)
Net cash flows provided by financing activities	1,358,540	849,226	1,120,912
Net Increase (Decrease) in Cash and Cash Equivalents	108,036	(117,712)	201,726
Cash and cash equivalents at beginning of year	371,407	489,119	287,393
Cash and Cash Equivalents at End of Year	$479,443	$371,407	$489,119
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NATURE OF OPERATIONS
F.N.B. Corporation (FNB), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in eight states. We hold a significant retail deposit market share in metropolitan markets including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2017, we had 417 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking, and wealth management solutions through our subsidiary network which is led by our largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. We also operate Regency Finance Company (Regency), which had 77 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2017.
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and its subsidiaries, when appropriate.

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to the date of the December 31, 2017 balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, accounting for acquired loans, fair value of financial instruments, goodwill and other intangible assets, litigation and income taxes and deferred tax assets.
Business Combinations
Business combinations are accounted for by applying the acquisition method. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statements of income from the date of acquisition.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in transit and amounts due from the Federal Reserve Bank (FRB) and other depository institutions (including interest-bearing deposits).

Securities
Investment securities, which consist of debt securities and certain equity securities, comprise a significant portion of our consolidated balance sheets. Such securities can be classified as trading, held to maturity or available for sale. As of December 31, 2017 and 2016, we did not hold any trading securities.
Securities held to maturity are comprised of debt securities, for which management has the positive intent and ability to hold until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities, and subject to evaluation for other-than-temporary impairment (OTTI).
Securities that are not classified as trading or held to maturity are classified as available for sale. Our available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary and OTTI attributable to non-credit factors reported separately as a component of other comprehensive income, net of tax.
We evaluate our securities in a loss position for OTTI on a quarterly basis at the individual security level based on our intent to sell.
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
We perform our OTTI evaluation process in a consistent and systematic manner and include an evaluation of all available evidence. This process considers factors such as length of time and anticipated recovery period of the impairment, recent events specific to the issuer and recent experience regarding principal and interest payments.
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
Derivative Instruments and Hedging Activities
From time to time, we may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. All derivative instruments are carried at fair value on the balance sheet as either an asset or liability. Accounting for the changes in fair value of a derivative is dependent upon whether or not it has been designated in a formal, qualifying hedging relationship. For derivatives in qualifying hedging relationships, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction.
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
In addition, we enter into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. We then enter into positions with a derivative counterparty in order to offset our exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. We seek to minimize counterparty credit risk by entering into transactions with only high-quality institutions. These arrangements meet the definition of derivatives, but are not designated as qualifying hedging relationships. The interest rate swap agreement with the loan customer and with the counterparty are reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings as other income.
Loans Held for Sale and Loan Commitments
Certain of our residential mortgage loans are originated or purchased for sale in the secondary mortgage loan market. Effective January 1, 2017, we made an automatic election to account for all future originated or purchased residential mortgage loans held for sale under the fair value option (FVO). The FVO election is intended to better reflect the underlying economics and better facilitate the economic hedging of the loans. The FVO is applied on an instrument by instrument basis and is an irrevocable election. Additionally, with the election of the FVO, fees and costs associated with the origination and acquisition of residential mortgage loans held for sale are expensed as incurred, rather than deferred. Changes in fair value under the FVO are recorded in mortgage banking operations non-interest income on the consolidated statements of income. Fair value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Prior to the FVO election, loans were generally sold at a premium or discount from the carrying amount of the loan which represented the lower of cost or fair value. Gain or loss on the sale of loans is recorded in mortgage banking operations non-interest income. Interest income on loans held for sale is recorded in interest income.
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
Loans (Excluding Acquired Loans)
Loans we intend to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, net of any deferred origination fees or costs. Interest income on loans is computed over the term of the loans using the effective interest method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.
Non-performing Loans
Interest is not accrued on loans where collectability is uncertain. We discontinue interest accruals on loans generally when principal or interest is due and has remained unpaid for a certain number of days unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. Past due status is based on the contractual terms of the loan.
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
We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The impairment loss is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. Acquired impaired loans are not classified as non-performing assets as the loans are considered to be performing.
Restructured loans are those in which concessions of terms have been made as a result of deterioration in a borrower’s financial condition. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring (TDR) if we for economic or legal reasons related to the borrower’s financial difficulties grant a concession to the borrower that we would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower occur in the normal course of business and do not necessarily constitute TDRs. To designate a loan as a TDR, the presence of both borrower financial distress and a concession of terms must exist. Additionally, a loan designated as a TDR does not necessarily result in the automatic placement of the loan on non-accrual status. When the full collection of principal and interest is reasonably assured on a loan designated as a TDR and the borrower does not otherwise meet the criteria for non-accrual status, we will continue to accrue interest on the loan.
A restructured acquired loan that is accounted for as a component of a pool in accordance is not considered a TDR.
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
Cloud Computing Arrangements
Beginning in 2016, for new or materially modified contracts, we prospectively adopted new accounting principles to evaluate fees paid for cloud computing arrangements to determine if those arrangements include the purchase of or license to use software that should be accounted for separately as internal-use software. If a contract includes the purchase or license to use software that should be accounted for separately as internal-use software, the contract is amortized over the software’s identified useful life in amortization of intangibles. For contracts that do not include a software license, the contract is accounted for as a service contract with fees paid recorded in other non-interest expense.
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
Determining the fair value of a reporting unit under the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. However, future events could cause us to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.
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
We initially record servicing rights at fair value in other assets, net on the consolidated balance sheet. Subsequently, servicing rights are measured at the lower of cost or fair value. Servicing rights are amortized in proportion to, and over the period of, estimated net servicing income in mortgage banking operations income for residential mortgage loans and non-interest income for SBA-guaranteed loans. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections.
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
Low Income Housing Tax Credit Partnerships
We invest in various affordable housing projects that qualify for low income housing tax credits (LIHTCs). The net investments are recorded in other assets on the consolidated balance sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method.

Our net investment in LIHTCs was $20.9 million and $14.0 million at December 31, 2017 and 2016, respectively. Our unfunded commitments in LIHTCs were $67.2 million and $9.8 million at December 31, 2017 and 2016, respectively.
Income Taxes
We file a consolidated federal income tax return. The provision for federal and state income taxes is based on income reported on the consolidated financial statements, rather than the amounts reported on the respective income tax returns. Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted. Beginning in the fourth quarter of 2017, we made an accounting policy election to reclassify the stranded tax effects that relate to a change in the federal tax rate from AOCI to retained earnings in accordance with newly adopted accounting guidance. We believe this change in accounting policy reduces the cost and complexity of accounting for stranded tax effects due to a change in federal tax rates.
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
Marketing Costs
Marketing costs are generally expensed as incurred.
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
Retirement Plans
FNB sponsors retirement plans for our employees. The calculation of the obligations and related expenses under these plans requires use of actuarial valuation methods and assumptions. The plans utilize assumptions and methods including reflecting trust assets at their fair value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on our consolidated balance sheets. Gains and losses, prior service costs and credits are recognized in AOCI, net of tax, until they are amortized, or immediately upon curtailment.
Stock-Based Compensation
Our stock based compensation awards requires the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards, including stock options and restricted stock, made to employees and directors.
We are required to estimate the fair value of stock-based awards on the date of grant. The value of the award is recognized as expense in our consolidated statements of comprehensive income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire. Some of our plans contain performance targets that affect vesting and can be achieved after the requisite service period and are accounted for as performance conditions. Performance targets are not reflected in the estimation of the award’s grant date fair value. Compensation cost for awards with non-market based performance targets is recognized in the period in which it becomes probable that the performance condition will be achieved.  Compensation cost for awards with market based performance targets is recognized based on the award’s grant date fair value.

Prior to 2017, because stock-based compensation expense was based on awards that are ultimately expected to vest, stock-based compensation expense was reduced to account for estimated forfeitures. Beginning in 2017, we elected to change our accounting policy to account for forfeitures as they occur. The estimate for forfeitures prior to this election was immaterial to our consolidated financial statements. We believe this change in accounting policy reduces the cost and complexity of accounting for stock-based compensation and is preferable to estimating forfeitures at the time of grant.

NOTE 2.    NEW ACCOUNTING STANDARDS
The following paragraphs summarize accounting pronouncements issued by the Financial Accounting Standards Board (FASB) that we recently adopted or will be adopting in the future.
Reporting Comprehensive Income
Accounting Standards Update (ASU or Update) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, allows for the reclassification from other comprehensive income to retained earnings for stranded tax effects resulting from the enacted tax bill H.R.1, commonly referred to as the Tax Cuts and Jobs Act (the TCJA). The Update also allows an accounting policy election to reclassify other stranded tax effects that relate to the TCJA but not directly related to the change in federal tax rate. This Update is effective in the first quarter of 2019. Early adoption is permitted for reporting periods for which financial statements have not yet been issued. We adopted this Update in the fourth quarter of 2017 by retrospective application. Upon adoption, the Corporation made a policy election to reclassify stranded tax effects of approximately $14.7 million from AOCI to retained earnings using the specific identification method.
Stock-Based Compensation
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, provides guidance about which changes to the terms and conditions of a share-based payment award requires the application of modification accounting. The Update is effective in the first quarter of 2018. Early adoption is permitted. This Update was adopted in the third quarter of 2017 by prospective application to awards modified on or after the adoption date. This Update did not have a material effect on our consolidated financial statements.
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
Goodwill
ASU 2017-04, Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, eliminates the requirement of Step 2 in the current guidance to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value in Step 1 of the current guidance. The Update is effective the first quarter of 2020. Early adoption is permitted for annual or interim goodwill impairment tests with a measurement date after January 1, 2017. We adopted this Update in the first quarter of 2017 and it did not have a material effect on our consolidated financial statements.
Business Combinations
ASU 2017-01, Business Combinations (Topic 850): Clarifying the Definition of a Business, clarifies the definition of a business with the objective of providing guidance to assist in the evaluation of whether transactions should be accounted for as acquisitions (disposals) of assets or businesses. The Update is effective for the first quarter of 2018. Early adoption is permitted for transactions that occurred before the issuance date or effective date of the Update if the transactions were not reported in financial statements that have been issued or made available for issuance. We adopted this Update in the first quarter of 2017. This Update is applied prospectively and did not have a material effect on our consolidated financial statements.
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
Credit Losses
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, replaces the current incurred loss impairment methodology with a methodology that reflects current expected credit losses (commonly referred to as “CECL”) for most financial assets measured at amortized cost and certain other instruments, including loans, held-to-maturity debt securities, net investments in leases and off-balance sheet credit exposures. CECL requires loss estimates for the remaining life of the financial asset at the time the asset is originated or acquired, considering historical experience, current conditions and reasonable and supportable forecasts. In addition, the Update will require the use of a modified available-for-sale debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities. The Update is effective the first quarter of 2020 under a cumulative-effect adjustment to retained earnings. Early adoption is permitted for fiscal years beginning after December 15, 2018. The CECL model is a significant change from existing GAAP and may result in a material change to the Corporation’s accounting for financial instruments. We are reviewing our business processes, information systems and controls to support recognition and disclosures under this Update. This review includes an assessment of our existing credit models and the financial statement disclosure requirements. The impact of this Update will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption.

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
We will adopt ASU 2014-09 in the first quarter of 2018 under the modified retrospective method where the cumulative effect is recognized at the date of initial application. Based on our evaluation under the current guidance, we estimate that substantially all of our interest income and non-interest income will not be impacted by the adoption of this ASU because either the revenue from those contracts with customers is covered by other guidance in U.S. GAAP or the revenue recognition outcomes anticipated with the adoption of this ASU will likely be similar to our current revenue recognition practices. In addition, we reviewed, and where necessary, enhanced our business processes, systems and controls to support recognition and disclosures under the new standard. The adoption of this Update is not expected to have a material effect on our consolidated financial statements.
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

NOTE 3.    MERGERS AND ACQUISITIONS
Yadkin Financial Corporation
On March 11, 2017, we completed our acquisition of Yadkin Financial Corporation (YDKN), a bank holding company based in Raleigh, North Carolina. YDKN’s banking affiliate, Yadkin Bank, was also merged into FNBPA on March 11, 2017. YDKN’s results of operations have been included in our consolidated statements of income since that date. The acquisition enabled us to enter several North Carolina markets, including Raleigh, Charlotte and the Piedmont Triad, which is comprised of Winston-Salem, Greensboro and High Point. We also completed the core systems conversion activities during the first quarter.
On the acquisition date, the fair values of YDKN included $6.8 billion in assets, of which there was $5.1 billion in loans and $5.2 billion in deposits. The acquisition was valued at $1.8 billion based on the acquisition-date FNB common stock closing price of $15.97 and resulted in FNB issuing 111,619,622 shares of common stock in exchange for 51,677,565 shares of YDKN common stock. Under the terms of the merger agreement, shareholders of YDKN received 2.16 shares of FNB common stock for each share of YDKN common stock and cash in lieu of fractional shares. YDKN’s fully vested and outstanding stock options were converted into options to purchase and receive FNB common stock. In conjunction with the acquisition, we assumed a warrant that was issued by YDKN to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP). Based on the exchange ratio, this warrant, which expires in 2019, was converted into a warrant to purchase up to 207,320 shares of FNB common stock with an exercise price of $9.63.
The acquisition of YDKN constituted a business combination and has been accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at fair value on the acquisition date. The determination of fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. As of December 31, 2017, we believe that all fair values and related adjustments to goodwill have been recorded with the exception of acquired premises and equipment which were recorded at provisional amounts.
The following table presents the provisional estimate and fair value amounts recorded for certain acquired items:

(in thousands)
Acquired Asset or Liability	Balance Sheet Line Item	Provisional Estimate	Fair Value	Increase (Decrease)
Loans and leases	Loans and leases, net	$5,116,497	$5,114,355	$(2,142)
Premises and equipment	Premises and equipment, net	95,208	70,031	(25,177)
Deferred taxes	Other assets	94,307	125,100	30,793
Other liabilities	Other liabilities	70,761	68,264	(2,497)
These adjustments to fair value did not result in any significant impact on the consolidated income statement for 2017. Based on the purchase price allocation, we recorded $1.2 billion in goodwill and $55.7 million in core deposit intangibles as a result of the acquisition. The core deposit intangible asset is being amortized over the estimated useful life of approximately ten years utilizing an accelerated method. Goodwill is not amortized, but is periodically evaluated for impairment. None of the goodwill is deductible for income tax purposes.

The following pro forma financial information for the periods presented reflects our estimated consolidated pro forma results of operations as if the YDKN acquisition occurred on January 1, 2016, unadjusted for potential cost savings and other business synergies we expect to receive as a result of the acquisition:

(dollars in thousands, except per share data)	FNB	YDKN	Pro Forma Adjustments	Pro Forma Combined
Twelve Months Ended December 31, 2017
Revenue (net interest income and non-interest income)	$1,077,984	$74,574	$3,419	$1,155,977
Net income	227,478	22,435	(1,165)	248,748
Net income available to common stockholders	219,437	22,435	(1,165)	240,707
Earnings per common share – basic	0.92	0.78	—	0.80
Earnings per common share – diluted	0.91	0.77	—	0.79
Twelve Months Ended December 31, 2016
Revenue	$813,273	$293,655	$(5,290)	$1,101,638
Net income	170,891	55,168	(7,862)	218,197
Net income available to common stockholders	162,850	55,168	(7,862)	210,156
Earnings per common share – basic	0.79	1.15	—	0.67
Earnings per common share – diluted	0.78	1.14	—	0.67
The pro forma adjustments reflect amortization and associated taxes related to the preliminary purchase accounting adjustments made to record various acquired items at fair value.
In connection with the YDKN acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related expenses, that were expensed as incurred, amounted to $56.2 million for the year ended December 31, 2017. Contract terminations and severance costs comprised 30.9% and 24.3%, respectively, of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred issuance costs of $0.6 million which were charged to additional paid-in capital.

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
The acquisition was valued at $404.2 million and resulted in FNB issuing 34,041,181 shares of common stock in exchange for 14,345,319 shares of METR common stock. We also acquired the fully vested outstanding stock options of METR. The assets and liabilities of METR were recorded on our consolidated balance sheet at their fair values as of the acquisition date, and METR’s results of operations have been included in our consolidated income statement since that date. METR’s banking affiliate, Metro Bank, was merged into FNBPA on February 13, 2016. Based on the purchase price allocation, we recorded $185.1 million in goodwill and $24.2 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

In connection with the METR acquisition, we incurred expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into FNB. These merger-related charges, that were expensed as incurred, amounted to $0.4 million and $31.0 million for the years ended December 31, 2017 and 2016. Severance costs comprised 39.9% of the merger-related expenses, with the remainder consisting of other non-interest expenses, including professional services, marketing and advertising, technology and communications, occupancy and equipment, and charitable contributions. We also incurred issuance costs of $0.7 million which were charged to additional paid-in capital.
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
Insurance Brokerage Purchases
On June 22 and July 18, 2015, we, through our wholly-owned subsidiary, FNIA, acquired certain insurance-related assets from Pittsburgh-area insurance brokerage firms. Under the combined purchase agreements, we paid $3.4 million in cash and recorded goodwill of $1.8 million, other intangibles of $1.4 million and miscellaneous other assets of $0.2 million in connection with these acquisitions.
The following table summarizes the amounts recorded on the consolidated balance sheets as of each of the acquisition dates in conjunction with the acquisitions discussed above:

(in thousands)	YDKN	Fifth Third Branches	METR	BofA Branches
Fair value of consideration paid	$1,784,783	$—	$404,242	$—
Fair value of identifiable assets acquired:
Cash and cash equivalents	196,964	198,872	46,890	148,159
Securities	940,272	—	722,980	—
Loans	5,114,355	95,354	1,862,447	842
Core deposit and other intangible assets	69,555	4,129	24,163	3,000
Fixed and other assets	461,293	14,069	127,185	1,133
Total identifiable assets acquired	6,782,439	312,424	2,783,665	153,134
Fair value of liabilities assumed:
Deposits	5,176,915	302,529	2,328,238	154,619
Borrowings	969,385	—	227,539	—
Other liabilities	68,264	24,041	8,700	—
Total liabilities assumed	6,214,564	326,570	2,564,477	154,619
Fair value of net identifiable assets acquired	567,875	(14,146)	219,188	(1,485)
Goodwill recognized (1)	$1,216,908	$14,146	$185,054	$1,485

(1)	All of the goodwill for these transactions has been recorded in the Community Banking segment.

NOTE 4.    SECURITIES
The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale (AFS):
December 31, 2017
U.S. Treasury	$—	$—	$—	$—
U.S. government-sponsored entities	347,767	52	(3,877)	343,942
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,615,168	1,225	(17,519)	1,598,874
Agency collateralized mortgage obligations	813,034	—	(18,077)	794,957
Non-agency collateralized mortgage obligations	1	—	—	1
Commercial mortgage-backed securities	—	—	—	—
States of the U.S. and political subdivisions	21,151	6	(64)	21,093
Other debt securities	4,913	—	(243)	4,670
Total debt securities	2,802,034	1,283	(39,780)	2,763,537
Equity securities	587	438	—	1,025
Total securities available for sale	$2,802,621	$1,721	$(39,780)	$2,764,562
December 31, 2016
U.S. Treasury	$29,874	$79	$—	$29,953
U.S. government-sponsored entities	367,604	864	(3,370)	365,098
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,267,535	2,257	(16,994)	1,252,798
Agency collateralized mortgage obligations	546,659	419	(11,104)	535,974
Non-agency collateralized mortgage obligations	891	6	—	897
Commercial mortgage-backed securities	1,292	—	(1)	1,291
States of the U.S. and political subdivisions	36,065	86	(302)	35,849
Other debt securities	9,828	94	(435)	9,487
Total debt securities	2,259,748	3,805	(32,206)	2,231,347
Equity securities	273	367	—	640
Total securities available for sale	$2,260,021	$4,172	$(32,206)	$2,231,987

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity (HTM):
December 31, 2017
U.S. Treasury	$500	$134	$—	$634
U.S. government-sponsored entities	247,310	93	(4,388)	243,015
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,219,802	3,475	(9,058)	1,214,219
Agency collateralized mortgage obligations	777,146	32	(20,095)	757,083
Non-agency collateralized mortgage obligations	—	—	—	—
Commercial mortgage-backed securities	80,786	414	(575)	80,625
States of the U.S. and political subdivisions	916,724	13,209	(7,130)	922,803
Total securities held to maturity	$3,242,268	$17,357	$(41,246)	$3,218,379
December 31, 2016
U.S. Treasury	$500	$137	$—	$637
U.S. government-sponsored entities	272,645	348	(4,475)	268,518
Residential mortgage-backed securities:
Agency mortgage-backed securities	852,215	5,654	(8,645)	849,224
Agency collateralized mortgage obligations	743,148	447	(17,801)	725,794
Non-agency collateralized mortgage obligations	1,689	3	(6)	1,686
Commercial mortgage-backed securities	49,797	181	(226)	49,752
States of the U.S. and political subdivisions	417,348	1,456	(19,638)	399,166
Total securities held to maturity	$2,337,342	$8,226	$(50,791)	$2,294,777

During 2017, we received proceeds of $786.8 million from sales of AFS securities and realized a net gain of $3.7 million (gross gains of $4.7 million and gross losses of $1.0 million). We also received proceeds of $57.1 million from sales of HTM securities with a net carrying value of $54.9 million and realized a net gain of $2.2 million (gross gains of $2.2 million and gross losses of $4,000). The HTM securities that were sold represented amortizing securities that had already returned more than 85% of their principal outstanding at the time we acquired the securities and could be sold without tainting the remaining HTM portfolio.
Gross gains and gross losses were realized on securities as follows:

Year Ended December 31	2017	2016	2015
(in thousands)
Gross gains	$6,866	$713	$831
Gross losses	(950)	(1)	(9)
Net gains	$5,916	$712	$822

As of December 31, 2017, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$81,819	$81,594	$30,438	$30,254
Due from one to five years	278,153	274,516	225,054	220,921
Due from five to ten years	10,892	10,795	81,650	82,672
Due after ten years	2,967	2,800	827,392	832,605
	373,831	369,705	1,164,534	1,166,452
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,615,168	1,598,874	1,219,802	1,214,219
Agency collateralized mortgage obligations	813,034	794,957	777,146	757,083
Non-agency collateralized mortgage obligations	1	1	—	—
Commercial mortgage-backed securities	—	—	80,786	80,625
Equity securities	587	1,025	—	—
Total securities	$2,802,621	$2,764,562	$3,242,268	$3,218,379
Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:

December 31	2017	2016
(dollars in thousands)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,491,634	$2,779,335
As collateral for short-term borrowings	263,756	322,038
Securities pledged as a percent of total securities	62.5%	67.9%

Following are summaries of the fair values and unrealized losses of temporarily impaired securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
December 31, 2017
U.S. government-sponsored entities	7	$106,809	$(363)	10	$201,485	$(3,514)	17	$308,294	$(3,877)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	976,738	(7,723)	28	473,625	(9,796)	71	1,450,363	(17,519)
Agency collateralized mortgage obligations	14	409,005	(6,231)	33	335,452	(11,846)	47	744,457	(18,077)
Non-agency collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—	—	—	—
States of the U.S. and political subdivisions	7	11,254	(55)	1	879	(9)	8	12,133	(64)
Other debt securities	—	—	—	3	4,670	(243)	3	4,670	(243)
Equity securities	—	—	—	—	—	—	—	—	—
Total temporarily impaired securities AFS	71	$1,503,806	$(14,372)	75	$1,016,111	$(25,408)	146	$2,519,917	$(39,780)
December 31, 2016
U.S. government-sponsored entities	11	$211,636	$(3,370)	—	$—	$—	11	$211,636	$(3,370)
Residential mortgage-backed securities:
Agency mortgage-backed securities	55	1,056,731	(16,994)	—	—	—	55	1,056,731	(16,994)
Agency collateralized mortgage obligations	26	346,662	(7,261)	9	89,040	(3,843)	35	435,702	(11,104)
Commercial mortgage-backed securities	1	1,291	(1)	—	—	—	1	1,291	(1)
States of the U.S. and political subdivisions	20	28,631	(302)	—	—	—	20	28,631	(302)
Other debt securities	—	—	—	3	4,470	(435)	3	4,470	(435)
Total temporarily impaired securities AFS	113	$1,644,951	$(27,928)	12	$93,510	$(4,278)	125	$1,738,461	$(32,206)

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Held to Maturity:
December 31, 2017
U.S. government-sponsored entities	4	$54,790	$(239)	10	$185,851	$(4,149)	14	$240,641	$(4,388)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	648,485	(4,855)	11	183,989	(4,203)	47	832,474	(9,058)
Agency collateralized mortgage obligations	14	275,290	(1,701)	35	473,257	(18,394)	49	748,547	(20,095)
Non-agency collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	3	26,399	(123)	2	19,443	(452)	5	45,842	(575)
States of the U.S. and political subdivisions	16	56,739	(933)	37	121,536	(6,197)	53	178,275	(7,130)
Total temporarily impaired securities HTM	73	$1,061,703	$(7,851)	95	$984,076	$(33,395)	168	$2,045,779	$(41,246)

December 31, 2016
U.S. government-sponsored entities	10	$185,525	$(4,475)	—	$—	$—	10	$185,525	$(4,475)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	551,404	(8,645)	—	—	—	36	551,404	(8,645)
Agency collateralized mortgage obligations	29	516,237	(13,710)	12	112,690	(4,091)	41	628,927	(17,801)
Non-agency collateralized mortgage obligations	3	1,128	(6)	—	—	—	3	1,128	(6)
Commercial mortgage-backed securities	1	12,317	(10)	1	8,267	(216)	2	20,584	(226)
States of the U.S. and political subdivisions	94	247,301	(19,638)	—	—	—	94	247,301	(19,638)
Total temporarily impaired securities HTM	173	$1,513,912	$(46,484)	13	$120,957	$(4,307)	186	$1,634,869	$(50,791)
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
We did not recognize any OTTI losses on securities for the years ended December 31, 2017, 2016 and 2015.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $937.8 million as of December 31, 2017 is highly rated with an average entity-specific rating of AA and 99% of the portfolio rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located throughout Pennsylvania, Ohio, Maryland, North Carolina and South Carolina. The average holding size of the securities in the municipal bond portfolio is $3.0 million. In addition to the strong stand-alone ratings, 62% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 5.     FEDERAL HOME LOAN BANK STOCK
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
At December 31, 2017 and 2016, our FHLB stock totaled $160.5 million and $85.0 million, respectively, and is included in other assets on the consolidated balance sheets. The increase in FHLB stock is a result of the YDKN acquisition. We account for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the regular quarterly dividends in 2016 and 2017, we believe our holdings in FHLB stock are ultimately recoverable at par value and, therefore, determined that the stock was not other-than-temporarily impaired. In addition, we have ample liquidity and do not require redemption of our FHLB stock in the foreseeable future.

NOTE 6.     LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
December 31, 2017
Commercial real estate	$5,174,783	$3,567,081	$8,741,864
Commercial and industrial	3,495,247	675,420	4,170,667
Commercial leases	266,720	—	266,720
Other	17,063	—	17,063
Total commercial loans and leases	8,953,813	4,242,501	13,196,314
Direct installment	1,755,713	149,822	1,905,535
Residential mortgages	2,036,226	666,465	2,702,691
Indirect installment	1,448,268	165	1,448,433
Consumer lines of credit	1,151,470	594,323	1,745,793
Total consumer loans	6,391,677	1,410,775	7,802,452
Total loans and leases, net of unearned income	$15,345,490	$5,653,276	$20,998,766
December 31, 2016
Commercial real estate	$4,095,817	$1,339,345	$5,435,162
Commercial and industrial	2,711,886	330,895	3,042,781
Commercial leases	196,636	—	196,636
Other	35,878	—	35,878
Total commercial loans and leases	7,040,217	1,670,240	8,710,457
Direct installment	1,765,257	79,142	1,844,399
Residential mortgages	1,446,776	397,798	1,844,574
Indirect installment	1,196,110	203	1,196,313
Consumer lines of credit	1,099,627	201,573	1,301,200
Total consumer loans	5,507,770	678,716	6,186,486
Total loans and leases, net of unearned income	$12,547,987	$2,348,956	$14,896,943
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
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

The loans and leases portfolio also contains Regency consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky. Due to the relative size of the Regency consumer finance loan portfolio, these loans are not segregated from other consumer loans. The following table shows certain information relating to the Regency consumer finance loans:

December 31	2017	2016
(dollars in thousands)
Regency consumer finance loans	$174,916	$184,687
Percent of total loans and leases	0.8%	1.2%
The following table shows certain information relating to commercial real estate loans:

December 31	2017	2016
(dollars in thousands)
Commercial construction, acquisition and development loans	$1,170,175	$597,617
Percent of total loans and leases	5.6%	4.0%
Commercial real estate:
Percent owner-occupied	35.3%	36.2%
Percent non-owner-occupied	64.7%	63.8%
We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection. Following is a summary of the activity for these loans to related parties during 2017:

(in thousands)
Balance at beginning of period	$21,569
New loans	1,171
Repayments	(3,447)
Other	518
Balance at end of period	$19,811
Other represents the net change in loan balances resulting from changes in related parties during 2017.
Acquired Loans
All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1, “Summary of Significant Accounting Policies,” for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

December 31	2017	2016
(in thousands)
Accounted for under ASC 310-30:
Outstanding balance	$5,176,015	$2,346,687
Carrying amount	4,834,256	2,015,904
Accounted for under ASC 310-20:
Outstanding balance	835,130	342,015
Carrying amount	812,322	325,784
Total acquired loans:
Outstanding balance	6,011,145	2,688,702
Carrying amount	5,646,578	2,341,688

The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.

The carrying amount of purchased credit impaired loans included in the table above totaled $1.9 million at December 31, 2017 and $2.8 million at December 31, 2016, representing 0.03% and 0.12% of the carrying amount of total acquired loans as of each date.
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

Year Ended December 31	2017	2016
(in thousands)
Balance at beginning of period	$467,070	$256,120
Acquisitions	444,715	308,312
Reduction due to unexpected early payoffs	(127,949)	(86,046)
Reclass from non-accretable difference	155,840	92,823
Disposals/transfers	(3,559)	(409)
Other	(658)	—
Accretion	(226,978)	(103,730)
Balance at end of period	$708,481	$467,070
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
During 2017, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $155.8 million from the non-accretable difference to accretable yield. This reclassification was $92.8 million for 2016. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.
The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired loans with deteriorated credit quality) acquired from YDKN in 2017 based on the fair value as described in Note 3.

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

Credit Quality
Management monitors the credit quality of our loan portfolio using several performance measures to do so based on payment activity and borrower performance.
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
Following is a summary of non-performing assets:

December 31	2017	2016
(dollars in thousands)
Non-accrual loans	$74,635	$65,479
Troubled debt restructurings	23,481	20,428
Total non-performing loans	98,116	85,907
Other real estate owned (OREO)	40,606	32,490
Total non-performing assets	$138,722	$118,397
Asset quality ratios:
Non-performing loans / total loans and leases	0.47%	0.58%
Non-performing loans + OREO / total loans and leases + OREO	0.66%	0.79%
Non-performing assets / total assets	0.44%	0.54%
The carrying value of residential other real estate owned (OREO) held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $3.6 million at December 31, 2017. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2017 and December 31, 2016 totaled $15.2 million and $12.0 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2017
Commercial real estate	$8,273	$1	$24,773	$33,047	$5,141,736	$5,174,783
Commercial and industrial	8,948	3	17,077	26,028	3,469,219	3,495,247
Commercial leases	1,382	41	1,574	2,997	263,723	266,720
Other	83	153	1,000	1,236	15,827	17,063
Total commercial loans and leases	18,686	198	44,424	63,308	8,890,505	8,953,813
Direct installment	13,192	4,466	8,896	26,554	1,729,159	1,755,713
Residential mortgages	14,096	2,832	5,771	22,699	2,013,527	2,036,226
Indirect installment	10,313	611	2,240	13,164	1,435,104	1,448,268
Consumer lines of credit	5,859	1,014	2,313	9,186	1,142,284	1,151,470
Total consumer loans	43,460	8,923	19,220	71,603	6,320,074	6,391,677
Total originated loans and leases	$62,146	$9,121	$63,644	$134,911	$15,210,579	$15,345,490
December 31, 2016
Commercial real estate	$8,452	$1	$20,114	$28,567	$4,067,250	$4,095,817
Commercial and industrial	16,019	3	24,141	40,163	2,671,723	2,711,886
Commercial leases	973	1	3,429	4,403	192,233	196,636
Other	398	83	1,000	1,481	34,397	35,878
Total commercial loans and leases	25,842	88	48,684	74,614	6,965,603	7,040,217
Direct installment	10,573	4,386	6,484	21,443	1,743,814	1,765,257
Residential mortgages	10,594	3,014	3,316	16,924	1,429,852	1,446,776
Indirect installment	9,312	513	1,983	11,808	1,184,302	1,196,110
Consumer lines of credit	3,529	1,112	1,616	6,257	1,093,370	1,099,627
Total consumer loans	34,008	9,025	13,399	56,432	5,451,338	5,507,770
Total originated loans and leases	$59,850	$9,113	$62,083	$131,046	$12,416,941	$12,547,987

(in thousands)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)(2)	Current	(Discount)/ Premium	Total Loans
Acquired Loans
December 31, 2017
Commercial real estate	$34,928	$63,092	$3,975	$101,995	$3,657,152	$(192,066)	$3,567,081
Commercial and industrial	3,187	6,452	5,663	15,302	698,265	(38,147)	675,420
Total commercial loans	38,115	69,544	9,638	117,297	4,355,417	(230,213)	4,242,501
Direct installment	5,267	2,013	—	7,280	141,386	1,156	149,822
Residential mortgages	17,191	15,139	—	32,330	675,499	(41,364)	666,465
Indirect installment	—	1	—	1	10	154	165
Consumer lines of credit	6,353	3,253	1,353	10,959	596,298	(12,934)	594,323
Total consumer loans	28,811	20,406	1,353	50,570	1,413,193	(52,988)	1,410,775
Total acquired loans	$66,926	$89,950	$10,991	$167,867	$5,768,610	$(283,201)	$5,653,276
December 31, 2016
Commercial real estate	$9,501	$23,890	$949	$34,340	$1,384,752	$(79,747)	$1,339,345
Commercial and industrial	1,789	2,942	2,111	6,842	353,494	(29,441)	330,895
Total commercial loans	11,290	26,832	3,060	41,182	1,738,246	(109,188)	1,670,240
Direct installment	2,317	1,344	—	3,661	73,479	2,002	79,142
Residential mortgages	8,428	10,816	—	19,244	416,561	(38,007)	397,798
Indirect installment	19	4	—	23	96	84	203
Consumer lines of credit	2,156	1,528	336	4,020	201,958	(4,405)	201,573
Total consumer loans	12,920	13,692	336	26,948	692,094	(40,326)	678,716
Total acquired loans	$24,210	$40,524	$3,396	$68,130	$2,430,340	$(149,514)	$2,348,956

(1)	Past due information for acquired loans is based on the contractual balance outstanding at December 31, 2017 and 2016.

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
The following tables present a summary of our commercial loans and leases by credit quality category segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
December 31, 2017
Commercial real estate	$4,922,872	$152,744	$98,728	$439	$5,174,783
Commercial and industrial	3,266,966	132,975	92,091	3,215	3,495,247
Commercial leases	260,235	4,425	2,060	—	266,720
Other	15,866	43	1,154	—	17,063
Total originated commercial loans and leases	$8,465,939	$290,187	$194,033	$3,654	$8,953,813
December 31, 2016
Commercial real estate	$3,895,764	$130,452	$69,588	$13	$4,095,817
Commercial and industrial	2,475,955	104,652	128,089	3,190	2,711,886
Commercial leases	188,662	3,789	4,185	—	196,636
Other	34,531	264	1,083	—	35,878
Total originated commercial loans and leases	$6,594,912	$239,157	$202,945	$3,203	$7,040,217
Acquired Loans
December 31, 2017
Commercial real estate	$3,102,788	$250,987	$213,089	$217	$3,567,081
Commercial and industrial	603,611	26,059	45,661	89	675,420
Total acquired commercial loans	$3,706,399	$277,046	$258,750	$306	$4,242,501
December 31, 2016
Commercial real estate	$1,144,676	$85,894	$108,128	$647	$1,339,345
Commercial and industrial	274,819	20,593	34,967	516	330,895
Total acquired commercial loans	$1,419,495	$106,487	$143,095	$1,163	$1,670,240
Credit quality information for acquired loans is based on the contractual balance outstanding at December 31, 2017 and 2016.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non-Performing	Total
Originated loans
December 31, 2017
Direct installment	$1,739,060	$16,653	$1,755,713
Residential mortgages	2,019,816	16,410	2,036,226
Indirect installment	1,445,833	2,435	1,448,268
Consumer lines of credit	1,147,576	3,894	1,151,470
Total originated consumer loans	$6,352,285	$39,392	$6,391,677
December 31, 2016
Direct installment	$1,750,305	$14,952	$1,765,257
Residential mortgages	1,433,409	13,367	1,446,776
Indirect installment	1,193,930	2,180	1,196,110
Consumer lines of credit	1,096,642	2,985	1,099,627
Total originated consumer loans	$5,474,286	$33,484	$5,507,770
Acquired loans
December 31, 2017
Direct installment	$149,751	$71	$149,822
Residential mortgages	666,465	—	666,465
Indirect installment	165	—	165
Consumer lines of credit	592,384	1,939	594,323
Total acquired consumer loans	$1,408,765	$2,010	$1,410,775
December 31, 2016
Direct installment	$79,142	$—	$79,142
Residential mortgages	397,798	—	397,798
Indirect installment	203	—	203
Consumer lines of credit	201,061	512	201,573
Total acquired consumer loans	$678,204	$512	$678,716
Loans and leases are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, we do not consider loans and leases for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan and lease relationships less than $500,000 based on loan and lease segment loss given default. For commercial loan and lease relationships greater than or equal to $500,000, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with our existing method of income recognition for loans and leases, interest income on impaired loans, except those classified as non-accrual, is recognized using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Year Ended December 31, 2017
Commercial real estate	$27,718	$21,748	$2,906	$24,654	$439	$24,413
Commercial and industrial	29,307	11,595	4,457	16,052	3,215	23,907
Commercial leases	1,574	1,574	—	1,574	—	1,386
Other	—	—	—	—	—	—
Total commercial loans and leases	58,599	34,917	7,363	42,280	3,654	49,706
Direct installment	19,375	16,653	—	16,653	—	16,852
Residential mortgages	17,754	16,410	—	16,410	—	15,984
Indirect installment	5,709	2,435	—	2,435	—	2,279
Consumer lines of credit	5,039	3,894	—	3,894	—	3,815
Total consumer loans	47,877	39,392	—	39,392	—	38,930
Total	$106,476	$74,309	$7,363	$81,672	$3,654	$88,636
At or for the Year Ended December 31, 2016
Commercial real estate	$23,771	$19,699	$464	$20,163	$13	$19,217
Commercial and industrial	25,719	14,781	8,996	23,777	3,190	29,730
Commercial leases	3,429	3,429	—	3,429	—	3,394
Other	1,000	1,000	—	1,000	—	1,000
Total commercial loans and leases	53,919	38,909	9,460	48,369	3,203	53,341
Direct installment	16,440	14,952	—	14,952	—	14,997
Residential mortgages	14,090	13,367	—	13,367	—	13,200
Indirect installment	5,172	2,180	—	2,180	—	2,037
Consumer lines of credit	3,858	2,985	—	2,985	—	2,813
Total consumer loans	39,560	33,484	—	33,484	—	33,047
Total	$93,479	$72,393	$9,460	$81,853	$3,203	$86,388
Interest income continued to accrue on certain impaired loans and totaled approximately $6.1 million, $4.6 million and $4.1 million during 2017, 2016 and 2015, respectively. The above tables do not reflect the additional allowance for credit losses relating to acquired loans. Following is a summary of the allowance for credit losses required for acquired loans due to changes in credit quality subsequent to the acquisition date:

December 31	2017	2016
(in thousands)
Commercial real estate	$4,976	$4,538
Commercial and industrial	(415)	500
Total commercial loans	4,561	5,038
Direct installment	1,553	1,005
Residential mortgages	484	632
Indirect installment	177	221
Consumer lines of credit	(77)	372
Total consumer loans	2,137	2,230
Total allowance on acquired loans	$6,698	$7,268

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
Following is a summary of the composition of total TDRs:

(in thousands)	Originated	Acquired	Total
December 31, 2017
Accruing:
Performing	$19,538	$266	$19,804
Non-performing	20,173	3,308	23,481
Non-accrual	10,472	234	10,706
Total TDRs	$50,183	$3,808	$53,991
December 31, 2016
Accruing:
Performing	$17,105	$365	$17,470
Non-performing	20,252	176	20,428
Non-accrual	9,035	—	9,035
Total TDRs	$46,392	$541	$46,933
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During 2017, we returned to performing status $3.9 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than nine months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.
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

December 31	2017	2016
(in thousands)
Specific reserves for commercial TDRs	$95	$291
Pooled reserves for individual commercial loans under $500	469	276
All other classes of loans, which are primarily secured by residential properties whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $4.0 million and $3.7 million at December 31, 2017 and 2016, respectively. Upon default of an individual loan, our charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

Year Ended December 31	2017			2016
(dollars in thousands)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	3	$1,608	$1,683	4	$778	$737
Commercial and industrial	3	3,568	3,091	3	1,727	1,504
Total commercial loans	6	5,176	4,774	7	2,505	2,241
Direct installment	641	5,107	4,500	527	6,090	5,566
Residential mortgages	43	2,251	2,095	45	2,155	2,081
Indirect installment	18	48	43	19	51	51
Consumer lines of credit	64	1,372	1,158	81	1,419	1,283
Total consumer loans	766	8,778	7,796	672	9,715	8,981
Total	772	$13,954	$12,570	679	$12,220	$11,222
Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

Year Ended December 31	2017		2016
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	1	$463	—	$—
Commercial and industrial	—	—	—	—
Total commercial loans	1	463	—	—
Direct installment	131	358	90	313
Residential mortgages	6	314	7	285
Indirect installment	17	28	18	35
Consumer lines of credit	5	170	3	394
Total consumer loans	159	870	118	1,027
Total	160	$1,333	118	$1,027

NOTE 7.    ALLOWANCE FOR CREDIT LOSSES
Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2017
Commercial real estate	$46,635	$(2,178)	$2,311	$133	$3,513	$50,281
Commercial and industrial	47,991	(26,188)	1,275	(24,913)	28,885	51,963
Commercial leases	3,280	(1,017)	6	(1,011)	3,377	5,646
Other	1,392	(4,099)	1,255	(2,844)	3,295	1,843
Total commercial loans and leases	99,298	(33,482)	4,847	(28,635)	39,070	109,733
Direct installment	21,391	(12,401)	2,015	(10,386)	9,931	20,936
Residential mortgages	10,082	(595)	184	(411)	5,836	15,507
Indirect installment	10,564	(9,201)	3,708	(5,493)	6,896	11,967
Consumer lines of credit	9,456	(2,204)	461	(1,743)	2,826	10,539
Total consumer loans	51,493	(24,401)	6,368	(18,033)	25,489	58,949
Total allowance on originated loans	150,791	(57,883)	11,215	(46,668)	64,559	168,682
Purchased credit-impaired loans	572	(469)	36	(433)	496	635
Other acquired loans	6,696	(1,233)	4,582	3,349	(3,982)	6,063
Total allowance on acquired loans	7,268	(1,702)	4,618	2,916	(3,486)	6,698
Total allowance	$158,059	$(59,585)	$15,833	$(43,752)	$61,073	$175,380

Year Ended December 31, 2016
Commercial real estate	$41,741	$(6,657)	$3,669	$(2,988)	$7,882	$46,635
Commercial and industrial	41,023	(19,584)	2,508	(17,076)	24,044	47,991
Commercial leases	2,541	(962)	66	(896)	1,635	3,280
Other	1,013	(2,729)	131	(2,598)	2,977	1,392
Total commercial loans and leases	86,318	(29,932)	6,374	(23,558)	36,538	99,298
Direct installment	21,587	(10,153)	1,822	(8,331)	8,135	21,391
Residential mortgages	7,909	(441)	74	(367)	2,540	10,082
Indirect installment	9,889	(7,855)	2,015	(5,840)	6,515	10,564
Consumer lines of credit	9,582	(2,085)	265	(1,820)	1,694	9,456
Total consumer loans	48,967	(20,534)	4,176	(16,358)	18,884	51,493
Total allowance on originated loans	135,285	(50,466)	10,550	(39,916)	55,422	150,791
Purchased credit-impaired loans	834	(399)	42	(357)	95	572
Other acquired loans	5,893	(649)	1,217	568	235	6,696
Total allowance on acquired loans	6,727	(1,048)	1,259	211	330	7,268
Total allowance	$142,012	$(51,514)	$11,809	$(39,705)	$55,752	$158,059

Year Ended December 31, 2015
Commercial real estate	$37,588	$(4,443)	$1,117	$(3,326)	$7,479	$41,741
Commercial and industrial	32,645	(3,562)	1,773	(1,789)	10,167	41,023
Commercial leases	2,398	(544)	101	(443)	586	2,541
Other	759	(1,691)	55	(1,636)	1,890	1,013
Total commercial loans and leases	73,390	(10,240)	3,046	(7,194)	20,122	86,318
Direct installment	20,538	(10,844)	1,527	(9,317)	10,366	21,587
Residential mortgages	8,024	(1,010)	85	(925)	810	7,909
Indirect installment	7,504	(6,427)	1,190	(5,237)	7,622	9,889
Consumer lines of credit	8,496	(1,653)	175	(1,478)	2,564	9,582
Total consumer loans	44,562	(19,934)	2,977	(16,957)	21,362	48,967
Total allowance on originated loans	117,952	(30,174)	6,023	(24,151)	41,484	135,285
Purchased credit-impaired loans	660	(64)	19	(45)	219	834
Other acquired loans	7,314	(830)	671	(159)	(1,262)	5,893
Total allowance on acquired loans	7,974	(894)	690	(204)	(1,043)	6,727
Total allowance	$125,926	$(31,068)	$6,713	$(24,355)	$40,441	$142,012

Following is a summary of the individual and collective originated allowance for credit losses and corresponding originated loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2017
Commercial real estate	$439	$49,842	$5,174,783	$11,114	$5,163,669
Commercial and industrial	3,215	48,748	3,495,247	9,872	3,485,375
Commercial leases	—	5,646	266,720	—	266,720
Other	—	1,843	17,063	—	17,063
Total commercial loans and leases	3,654	106,079	8,953,813	20,986	8,932,827
Direct installment	—	20,936	1,755,713	—	1,755,713
Residential mortgages	—	15,507	2,036,226	—	2,036,226
Indirect installment	—	11,967	1,448,268	—	1,448,268
Consumer lines of credit	—	10,539	1,151,470	—	1,151,470
Total consumer loans	—	58,949	6,391,677	—	6,391,677
Total	$3,654	$165,028	$15,345,490	$20,986	$15,324,504
December 31, 2016
Commercial real estate	$13	$46,622	$4,095,817	$12,973	$4,082,844
Commercial and industrial	3,190	44,801	2,711,886	21,746	2,690,140
Commercial leases	—	3,280	196,636	—	196,636
Other	—	1,392	35,878	—	35,878
Total commercial loans and leases	3,203	96,095	7,040,217	34,719	7,005,498
Direct installment	—	21,391	1,765,257	—	1,765,257
Residential mortgages	—	10,082	1,446,776	—	1,446,776
Indirect installment	—	10,564	1,196,110	—	1,196,110
Consumer lines of credit	—	9,456	1,099,627	—	1,099,627
Total consumer loans	—	51,493	5,507,770	—	5,507,770
Total	$3,203	$147,588	$12,547,987	$34,719	$12,513,268
The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

NOTE 8. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others, as of December 31, 2017 and 2016, is listed below:

December 31	2017	2016
(in thousands)
Mortgage loans sold with servicing retained	$3,256,548	$1,800,002

The following table summarizes activity relating to mortgage loans sold with servicing retained:

Year Ended December 31	2017	2016	2015
(in thousands)
Mortgage loans sold with servicing retained	$1,769,129	$672,536	$431,617
Pretax gains resulting from above loan sales (1)	21,683	12,519	10,681
Mortgage servicing fees (1)	7,509	3,803	3,056
(1) Recorded in mortgage banking operations.
Following is a summary of the MSR activity:

Year Ended December 31	2017	2016	2015
(in thousands)
Balance at beginning of period	$13,521	$8,921	$6,859
Fair value of MSRs acquired	8,553	—	—
Additions	10,830	7,148	3,370
Payoffs and curtailments	(1,491)	(780)	(694)
Amortization	(2,360)	(1,768)	(614)
Balance at end of period	$29,053	$13,521	$8,921
Fair value, beginning of period	$17,546	$11,503	$8,684
Fair value, end of period	32,419	17,546	11,503

We did not have a valuation allowance for MSRs for any of the periods presented in the table above.
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:

December 31	2017	2016
(dollars in thousands)
Weighted average life (months)	80.4	79.0
Constant prepayment rate (annualized)	9.9%	9.9%
Discount rate	9.9%	9.8%
Effect on fair value due to change in interest rates:
+0.25%	$1,737	$692
+0.50%	3,220	1,288
-0.25%	(1,937)	(789)
-0.50%	(4,007)	(1,680)
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

SBA-Guaranteed Loan Servicing
Beginning in March 2017, as a result of the YDKN acquisition, we retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors, as of December 31, 2017, was as follows:

December 31	2017
(in thousands)
SBA loans sold to investors with servicing retained	$305,977
The following table summarizes activity relating to SBA loans sold with servicing retained:

Year Ended December 31	2017
(in thousands)
SBA loans sold with servicing retained	$53,938
Pretax gains resulting from above loan sales (1)	2,247
SBA servicing fees (1)	2,195
(1) Recorded in non-interest income.
Following is a summary of the activity in SBA servicing assets:

Year Ended December 31	2017
(in thousands)
Balance at beginning of period	$—
Fair value of servicing rights acquired	5,399
Additions	959
Impairment (charge) / recovery	(281)
Amortization	(1,019)
Balance at end of period	$5,058
Fair value, beginning of period	$—
Fair value, end of period	5,058
Following is a summary of key assumptions and the sensitivity of the SBA loan servicing rights to changes in these assumptions:

December 31	2017
		Decline in fair value due to
(dollars in thousands)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	63.5
Constant prepayment rate	9.29%	$(145)	$(284)	$—	$—
Discount rate	14.87	—	—	(147)	(286)
The fair value of the SBA servicing assets is compared to the amortized basis when certain triggering events occur. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We had a $0.3 million valuation allowance for SBA servicing assets as of December 31, 2017.

NOTE 9.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:

December 31	2017	2016
(in thousands)
Land	$67,424	$45,640
Premises	239,807	186,784
Equipment	212,587	174,325
	519,818	406,749
Accumulated depreciation	(183,278)	(162,793)
Total premises and equipment, net	$336,540	$243,956
Depreciation expense for premises and equipment is presented in the following table:

December 31	2017	2016	2015
(in thousands)
Depreciation expense for premises and equipment	$34,322	$23,355	$20,009
We have operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC 840, Leases, taking into account escalation clauses. Rental expense is presented in the following table:

December 31	2017	2016	2015
(in thousands)
Rental expense	$29,148	$21,015	$16,193
Following is a summary of future minimum lease payments for years following December 31, 2017:

(in thousands)
2018	$26,949
2019	22,995
2020	18,587
2021	15,358
2022	11,855
Later years	49,342
Total minimum rental commitment under leases	$145,086

NOTE 10.      GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:

(in thousands)	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Total
Balance at January 1, 2016	$812,399	$8,020	$10,858	$1,809	$833,086
Goodwill (deductions) additions	199,200	—	(157)	—	199,043
Balance at December 31, 2016	1,011,599	8,020	10,701	1,809	1,032,129
Goodwill (deductions) additions	1,216,908	151	—	—	1,217,059
Balance at December 31, 2017	$2,228,507	$8,171	$10,701	$1,809	$2,249,188

We recorded goodwill during 2016 and 2017 as a result of the purchase accounting adjustments relating to the various acquisitions described in Note 3, “Mergers and Acquisitions.”
The following table shows a summary of core deposit intangibles and customer renewal lists:

(in thousands)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2017
Gross carrying amount	$195,582	$12,442	$208,024
Accumulated amortization	(106,938)	(9,011)	(115,949)
Net carrying amount	$88,644	$3,431	$92,075
December 31, 2016
Gross carrying amount	$139,886	$12,352	$152,238
Accumulated amortization	(89,888)	(8,544)	(98,432)
Net carrying amount	$49,998	$3,808	$53,806
Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from eight to thirteen years.
The following table summarizes amortization expense recognized:

December 31	2017	2016	2015
(in thousands)
Amortization expense	$17,517	$11,210	$8,305
Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2017:

(in thousands)
2018	$15,633
2019	13,532
2020	12,503
2021	11,339
2022	9,637
Total	$62,644
Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2017 and 2016 and determined that our intangible assets are not impaired.

NOTE 11.      DEPOSITS
Following is a summary of deposits:

December 31	2017	2016
(in thousands)
Non-interest-bearing demand	$5,720,030	$4,205,337
Interest-bearing demand	9,571,038	6,931,381
Savings	2,488,178	2,352,434
Certificates and other time deposits:
Less than $100,000	2,461,014	1,680,068
$100,000 through $250,000	1,326,562	642,509
Greater than $250,000	832,903	253,918
Total deposits	$22,399,725	$16,065,647
Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2017:

(in thousands)
2018	$2,778,467
2019	1,026,222
2020	351,431
2021	194,678
2022	118,891
Later years	150,790
Total	$4,620,479

NOTE 12.      SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:

December 31	2017	2016
(in thousands)
Securities sold under repurchase agreements	$256,017	$313,062
Federal Home Loan Bank advances	2,285,000	1,025,000
Federal funds purchased	1,000,000	1,037,000
Subordinated notes	137,320	127,948
Total short-term borrowings	$3,678,337	$2,503,010
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.
The following represents weighted average interest rates on short-term borrowings:

December 31	2017	2016	2015
Year-to-date average	1.16%	0.61%	0.42%
Period-end	1.44%	0.69%	0.48%

NOTE 13.      LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:

December 31	2017	2016
(in thousands)
Federal Home Loan Bank advances	$310,061	$305,110
Subordinated notes	87,614	87,147
Junior subordinated debt	110,347	48,600
Other subordinated debt	160,151	98,637
Total long-term borrowings	$668,173	$539,494
Scheduled annual maturities for the long-term borrowings for the years following December 31, 2017 are as follows:

(in thousands)
2018	$69,684
2019	151,558
2020	105,610
2021	52,189
2022	6,072
Later years	283,060
Total	$668,173
Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $7.9 billion of which $2.6 billion was utilized as of December 31, 2017. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.11% to 4.19% for the year ended December 31, 2017 and 0.95% to 4.19% for the year ended December 31, 2016.
Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2027. At December 31, 2017, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rate on the subordinated notes are presented in the following table:

December 31	2017	2016	2015
Subordinated notes weighted average interest rate	2.85%	2.71%	2.73%
Junior subordinated debt
The junior subordinated debt is comprised of the debt securities issued by FNB in relation to our six unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated variable interest entities. One hundred percent of the common equity of each Trust is owned by FNB. The Trusts were formed for the purpose of issuing FNB-obligated mandatorily redeemable capital securities, or trust preferred securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by FNB, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by us on the junior subordinated debt held by the Trusts. F.N.B. Statutory Trust II was formed by us, and the other five statutory trusts were assumed through acquisitions. The acquired statutory trusts were adjusted to fair value in conjunction with the various acquisitions. During 2016, we redeemed $10.0 million of the TPS issued by Omega Financial Capital Trust I.
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
The following table provides information relating to the Trusts as of December 31, 2017:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/2036	3.24%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,473	10/18/2034	3.54%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25,000	774	20,863	12/15/2037	2.91%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25,000	774	21,804	9/30/2035	2.80%	LIBOR + 146 bps
American Community Capital Trust II	10,000	310	10,448	12/15/2033	4.14%	LIBOR + 280 bps
Crescent Financial Capital Trust I	8,000	248	8,594	10/7/2033	4.46%	LIBOR + 310 bps
Total	$115,500	$3,885	$110,347
Other subordinated debt
Subordinated Debt Due 2025. In an October 2015 debt offering, we issued $100.0 million aggregate principal amount of 4.875% subordinated notes due in October 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $98.4 million, and as of December 31, 2017, the carrying value was $98.8 million. These subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
Subordinated Debt Due 2024. In conjunction with the YDKN acquisition, we assumed $15.5 million aggregate principal amount of 7.25% subordinated notes due in March 2024. These subordinated notes, which are eligible for treatment as tier 2 capital for regulatory capital purposes, were adjusted to fair value at the time of acquisition, and as of December 31, 2017, the carrying value was $16.8 million.
Subordinated Debt Due 2023. In conjunction with the YDKN acquisition, we assumed $38.1 million aggregate principal amount of 7.625% subordinated notes due in August 2023. These subordinated notes, which are eligible for treatment as tier 2 capital for regulatory capital purposes, were adjusted to fair value at the time of acquisition, and as of December 31, 2017, the carrying value was $44.5 million.
Additionally, on May 1, 2017, we repaid $7.5 million in other subordinated debt that we acquired from YDKN.

NOTE 14.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the balance sheet.

December 31	2017			2016
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$705,000	$228	$1,982	$450,000	$9,256	$1,171
Interest rate swaps – not designated	2,245,442	1,169	11,599	1,689,157	12,720	34,046
Equity contracts – not designated	1,180	51	—	1,180	61	—
Total subject to master netting arrangements	2,951,622	1,448	13,581	2,140,337	22,037	35,217
Not subject to master netting arrangements:
Interest rate swaps – not designated	2,245,442	27,233	15,303	1,689,157	32,170	11,866
Interest rate lock commitments – not designated	88,107	1,594	5	—	—	—
Forward delivery commitments – not designated	106,572	233	148	—	—	—
Credit risk contracts – not designated	235,196	39	109	174,538	13	123
Equity contracts – not designated	1,180	—	51	1,180	—	61
Total not subject to master netting arrangements	2,676,497	29,099	15,616	1,864,875	32,183	12,050
Total	$5,628,119	$30,547	$29,197	$4,005,212	$54,220	$47,267
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
Following is a summary of key data related to interest rate contracts:

December 31	2017	2016
(in thousands)
Notional amount	$705,000	$450,000
Fair value included in other assets	228	9,256
Fair value included in other liabilities	1,982	1,171

The following table shows amounts reclassified from accumulated other comprehensive income (AOCI):

December 31	2017		2016
(in thousands)	Total	Net of Tax	Total	Net of Tax
Reclassified from AOCI to interest income	$1,446	$940	$2,659	$1,728
Reclassified from AOCI to interest expense	1,374	893	703	457
As of December 31, 2017, the maximum length of time over which forecasted interest cash flows are hedged is six years. In the twelve months that follow December 31, 2017, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $1.4 million ($0.9 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2017.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the years ended December 31, 2017 and 2016, there was no hedge ineffectiveness. Also, during the years ended December 31, 2017 and 2016, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Following is a summary of key data related to interest rate swaps:

December 31	2017	2016
(in thousands)
Notional amount	$4,490,884	$3,378,314
Fair value included in other assets	28,402	44,890
Fair value included in other liabilities	26,902	45,912
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
Risk participation agreements sold with notional amounts totaling $154.2 million as of December 31, 2017 have remaining terms ranging from six months to nine years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $108,000 and $123,000 at December 31, 2017 and 2016. The fair values of risk participation agreements purchased and sold were $39,000 and $(108,000), respectively, at December 31, 2017 and $13,000 and $(123,000), respectively at December 31, 2016.
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.9 million and $1.1 million as of December 31, 2017 and 2016, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheets to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
December 31, 2017
Derivative Assets
Interest rate contracts:
Designated	$228	$228	$—	$—
Not designated	1,169	1,169	—	—
Equity contracts – not designated	51	51	—	—
Total	$1,448	$1,448	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$1,982	$1,982	$—	$—
Not designated	11,599	10,940	—	659
Total	$13,581	$12,922	$—	$659

December 31, 2016
Derivative Assets
Interest rate contracts:
Designated	$9,256	$843	$8,413	$—
Not designated	12,720	474	12,132	114
Equity contracts – not designated	61	61	—	—
Total	$22,037	$1,378	$20,545	$114

Derivative Liabilities
Interest rate contracts:
Designated	$1,171	$1,171	$—	$—
Not designated	34,046	15,490	17,651	905
Total	$35,217	$16,661	$17,651	$905
The following table presents the effect of certain derivative financial instruments on the income statement:

		Year Ended December 31,
(in thousands)	Income Statement Location	2017	2016
Interest Rate Contracts	Interest income – loans and leases	$1,446	$2,659
Interest Rate Contracts	Interest expense – short-term borrowings	1,374	703
Interest Rate Swaps	Other income	(592)	(529)
Credit Risk Contracts	Other income	40	16

NOTE 15.    COMMITMENTS, CREDIT RISK AND CONTINGENCIES
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
Following is a summary of off-balance sheet credit risk information:

December 31	2017	2016
(in thousands)
Commitments to extend credit	$6,957,822	$4,486,164
Standby letters of credit	132,904	117,732
At December 31, 2017, funding of 76.8% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Notes 12 and 13.
Other Legal Proceedings
In the ordinary course of business, we are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, we are subject to governmental and regulatory examinations, information-gathering requests, and may be subject to investigations and proceedings (both formal and informal). Such threatened claims, litigation, investigations, regulatory and administrative proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. In these instances, if we determine that we have meritorious defenses, we will engage in an aggressive defense. However, if management determines, in consultation with counsel, that settlement of a matter is in the best interest of our Company and our shareholders, we may do so. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, we do not believe that judgments, sanctions, settlements or orders, if any, that may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on our financial position or liquidity, although they could have a material effect on net income in a given period.
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

NOTE 16.    STOCK INCENTIVE PLANS
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
We issued 251,379 and 277,174 performance-based restricted stock units in 2017 and 2016, respectively. For performance-based restricted stock awards granted, the recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on our total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.
The following table details our issuance of restricted stock awards and the aggregate weighted average grant date fair values under these plans for the years indicated. As of December 31, 2017, we had available up to 2,642,020 shares of common stock to issue under this Plan.

(dollars in thousands)	2017	2016	2015
Restricted stock awards	713,998	574,125	664,337
Weighted average grant date fair values	$10,474	$7,383	$8,802
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
The following table summarizes the activity relating to restricted stock awards during the periods indicated:

	2017		2016		2015
	Awards	Weighted Average Grant Price per Share	Awards	Weighted Average Grant Price per Share	Awards	Weighted Average Grant Price per Share
Unvested awards outstanding at beginning of year	1,836,363	$12.97	1,548,444	$12.85	1,354,093	$11.86
Granted	713,998	14.67	574,125	12.86	664,337	13.25
Net adjustment due to performance	(64,861)	13.85	72,070	11.79	13,115	19.74
Vested	(542,580)	12.71	(384,704)	12.11	(484,010)	10.70
Forfeited/expired	(31,018)	14.03	(31,394)	13.02	(41,130)	13.24
Dividend reinvestment	63,960	13.80	57,822	13.08	42,039	11.86
Unvested awards outstanding at end of year	1,975,862	13.64	1,836,363	12.97	1,548,444	12.85

The following table provides certain information relating to restricted stock awards:

Year Ended December 31	2017	2016	2015
(in thousands)
Stock-based compensation expense	$8,201	$7,066	$4,461
Tax benefit related to stock-based compensation expense	2,870	2,473	1,561
Fair value of awards vested	8,106	4,587	6,070
As of December 31, 2017, there was $12.1 million of unrecognized compensation cost related to unvested restricted stock awards including $0.7 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation - Stock Compensation. The components of the restricted stock awards as of December 31, 2017 are as follows:

(dollars in thousands)	Service- Based Awards	Performance- Based Awards	Total
Unvested restricted stock awards	1,062,902	912,960	1,975,862
Unrecognized compensation expense	$7,037	$5,062	$12,099
Intrinsic value	$14,689	$12,617	$27,306
Weighted average remaining life (in years)	1.93	1.72	1.83
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:

	2017	Weighted Average Exercise Price per Share	2016	Weighted Average Exercise Price per Share	2015	Weighted Average Exercise Price per Share
Options outstanding at beginning of year	892,532	$8.95	435,340	$8.86	568,834	$8.86
Assumed from acquisitions	207,645	8.92	1,707,036	7.83	—	—
Exercised	(255,503)	10.21	(1,128,075)	7.18	(93,822)	5.94
Forfeited/expired	(122,024)	12.12	(121,769)	9.33	(39,672)	15.66
Options outstanding and exercisable at end of year	722,650	7.96	892,532	8.95	435,340	8.86
The following table summarizes information about stock options outstanding at December 31, 2017:

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.45 - $5.18	162,224	3.07	$4.87
$5.19 - $7.78	118,707	3.31	6.84
$7.79 - $11.68	432,260	3.80	9.33
$11.69 - $14.53	9,459	0.69	12.48
	722,650

The intrinsic value of outstanding and exercisable stock options at December 31, 2017 was $4.4 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the "in-the-money" option exercise price.
The following table summarizes certain information relating to stock options exercised:

Year Ended December 31	2017	2016	2015
(in thousands)
Proceeds from stock options exercised	$2,340	$7,816	$557
Tax benefit recognized from stock options exercised	385	1,862	130
Intrinsic value of stock options exercised	1,001	6,577	693
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
In conjunction with the ANNB acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of our common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 402,287, with a resulting lower exercise price of $3.04 per share as of December 31, 2017. The warrant, which was recorded at its fair value on April 6, 2013, was sold at auction by the UST and expires in 2019.
In conjunction with the YDKN acquisition on March 11, 2017, the warrant issued by YDKN to the UST under the CPP has been converted into a warrant to purchase up to 207,320 shares of our common stock at an exercise price of $9.63 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 210,135, with a resulting lower exercise price of $9.50 per share as of December 31, 2017. The warrant, which was recorded at its fair value on March 11, 2017, was sold at auction by the UST and expires in 2019.

NOTE 17.    RETIREMENT PLANS
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
We also sponsor two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the benefit under the BRP is a monthly benefit equal to the participant's aggregate target benefit percentage multiplied by the participant’s highest average monthly cash compensation, including bonuses, during five consecutive calendar years within the last ten calendar years of employment before 2009. This monthly benefit is reduced by the monthly benefit the participant receives from the Social Security Administration, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the automatic contributions paid to participants under the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008. The ERISA Excess Retirement Plan was frozen as of December 31, 2010.

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheets for the qualified and non-qualified plans described above (collectively, the Plans):

December 31	2017	2016
(in thousands)
Accumulated benefit obligation	$181,412	$152,586
Projected benefit obligation at beginning of year	$152,916	$151,015
Acquisition	29,613	—
Service cost	(13)	(15)
Interest cost	6,846	6,129
Actuarial loss	9,061	3,723
Benefits paid	(9,728)	(7,936)
Settlement	(7,158)	—
Projected benefit obligation at end of year	$181,537	$152,916
Fair value of plan assets at beginning of year	$136,958	$132,762
Acquisition	24,961	—
Actual return on plan assets	17,327	10,787
Corporation contribution	1,345	1,345
Benefits paid	(9,728)	(7,936)
Settlement	(7,158)	—
Fair value of plan assets at end of year	$163,705	$136,958
Funded status of plans	$(17,832)	$(15,958)
The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2017	2016
Weighted average discount rate	3.53%	3.96%
Rates of average increase in compensation levels	3.50	3.50
The discount rate assumption at December 31, 2017 and 2016 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:

Year Ended December 31	2017	2016	2015
(in thousands)
Service cost	$(13)	$(15)	$(14)
Interest cost	6,846	6,129	5,897
Expected return on plan assets	(11,121)	(9,413)	(9,964)
Transition amount amortization	—	—	—
Prior service credit amortization	7	7	7
Actuarial loss amortization	2,461	2,383	2,112
Net periodic pension income	(1,820)	(909)	(1,962)
Settlement charge	168	—	—
Total pension income	(1,652)	(909)	(1,962)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	2,855	2,349	6,914
Amortization of actuarial loss	(2,461)	(2,383)	(2,112)
Amortization of prior service credit	(7)	(7)	(7)
Amortization of transition asset	—	—	—
Total amount recognized in other comprehensive income	387	(41)	4,795
Total amount recognized in net periodic benefit cost and other comprehensive income	$(1,265)	$(950)	$2,833
The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2017	2016	2015
Weighted average discount rate	3.96%	4.19%	3.85%
Rates of increase in compensation levels	3.50	3.50	3.50
Expected long-term rate of return on assets	7.25	7.25	7.25
The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.
The change in plan assets reflects benefits paid from the qualified pension plans of $8.4 million and $6.6 million for 2017 and 2016, respectively. The employer did not make any contributions to the qualified pension plans during 2017 or 2016. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $1.3 million for 2017 and $1.3 million for 2016.
As of December 31, 2017 and 2016, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows:

(in thousands)	Qualified Pension Plans		Non-Qualified Pension Plans
December 31	2017	2016	2017	2016
Projected benefit obligation	$161,632	$132,902	$19,905	$20,014
Accumulated benefit obligation	161,632	132,902	19,780	19,684
Fair value of plan assets	163,705	136,958	—	—

The impact of changes in the discount rate and expected long-term rate of return on plan assets would have had the following effects on 2017 pension expense:

(in thousands)	Estimated Effect on Pension Expense
0.5% decrease in the discount rate	$(97)
0.5% decrease in the expected long-term rate of return on plan assets	767
The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2017 (in thousands):

Expected employer contributions:	2018	$1,424
Expected benefit payments:	2018	9,474
	2019	9,957
	2020	10,227
	2021	10,390
	2022	10,501
	2023 – 2027	53,902
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

Year Ended December 31	2017	2016	2015
(in thousands)
401(k) contribution expense	$12,286	$9,069	$8,055
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

The following table presents asset allocations for our pension plans as of December 31, 2017 and 2016, and the target allocation for 2018, by asset category:

	Target Allocation	Percentage of Plan Assets
December 31	2018	2017	2016
Asset Category
Equity securities	45 - 65	64%	61%
Debt securities	30 - 50	33	35
Cash equivalents	0 - 10	3	4
At December 31, 2017 and 2016, equity securities included 575,128 shares of our common stock, representing 4.9% and 6.7% of total plan assets at December 31, 2017 and 2016, respectively. Dividends received on our common stock held by the Plan were $276,000 for both 2017 and 2016.
The fair values of our pension plan assets by asset category are as follows:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Asset Class
Cash	$5,613	$—	$—	$5,613
Equity securities:
F.N.B. Corporation	7,948	—	—	7,948
Other large-cap U.S. financial services companies	4,269	—	—	4,269
Other large-cap U.S. companies	45,583	—	—	45,583
International companies	576	—	—	576
Other equity	726	—	—	726
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	3,489	—	—	3,489
U.S. small-cap equity index funds	3,983	—	—	3,983
U.S. mid-cap equity index funds	4,836	—	—	4,836
Non-U.S. equities growth fund	13,965	—	—	13,965
U.S. equity funds:
U.S. mid-cap	9,413	—	—	9,413
U.S. small-cap	3,165	—	—	3,165
Other	5,681	—	—	5,681
Fixed income securities:
U.S. Treasury bonds	—	121	—	121
U.S. government agencies	—	37,671	—	37,671
Corporate bonds	—	5,532	—	5,532
Fixed income mutual funds:
U.S. investment-grade fixed income securities	11,134	—	—	11,134
Non-U.S. fixed income securities	—	—	—	—
Total	$120,381	$43,324	$—	$163,705

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Asset Class
Cash	$5,125	$—	$—	$5,125
Equity securities:
F.N.B. Corporation	9,219	—	—	9,219
Other large-cap U.S. financial services companies	2,999	—	—	2,999
Other large-cap U.S. companies	36,570	—	—	36,570
International companies	718	—	—	718
Other equity	596	—	—	596
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	559	—	—	559
U.S. small-cap equity index funds	3,035	—	—	3,035
U.S. mid-cap equity index funds	3,795	—	—	3,795
Non-U.S. equities growth fund	9,555	—	—	9,555
U.S. equity funds:
U.S. mid-cap	7,615	—	—	7,615
U.S. small-cap	3,173	—	—	3,173
Other	5,928	—	—	5,928
Fixed income securities:
U.S. government agencies	—	36,891	—	36,891
Fixed income mutual funds:
U.S. investment-grade fixed income securities	10,766	—	—	10,766
Non-U.S. fixed income securities	414	—	—	414
Total	$100,067	$36,891	$—	$136,958
The classifications for Level 1, Level 2 and Level 3 are discussed in Note 24, “Fair Value Measurements.”

NOTE 18.      INCOME TAXES
The TCJA includes several changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, which became effective January 1, 2018. We recognized the initial income tax effects of the TCJA in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. As such, our financial results reflect the income tax effects of the TCJA for which the accounting under ASC 740 is complete, as well as for provisional amounts for those specific income tax effects under ASC 740 that are incomplete, but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the TCJA have not been completed and a reasonable estimate could not be determined as of December 31, 2017.
As of December 31, 2017, we recorded provisional charges related to the remeasurement of the deferred tax assets and liabilities due to the reduction in the corporate tax rate. Examples of unavailable or unanalyzed information for which we have provisional estimates include deferred taxes related to depreciation (including lease financing), partnership earnings, and realized built-in losses from a prior acquisition. These estimates are subject to change as additional data is gathered, as interpretations and guidance are received, and as the final analyses are completed. The measurement period ends when we have analyzed the information necessary to finalize our accounting, but cannot extend beyond one year.
The effects of changes in tax rates on deferred tax balances are applicable even in situations in which the related income tax effects of such items were originally recognized in other comprehensive income. This results in stranded tax effects for items that were recorded in AOCI rather than in income from continuing operations. In the fourth quarter of 2017, we elected to change our accounting policy to reclassify the income tax effects related to the TCJA of approximately $14.7 million from AOCI to retained earnings. This change in accounting policy results in the appropriate tax rate being recognized in AOCI for debt and equity investments, certain derivative transactions, and pension and other post-retirement benefit plans.

Income Tax Expense
Federal and state income tax expense consist of the following:

Year Ended December 31	2017	2016	2015
(in thousands)
Current income taxes:
Federal taxes	$26,336	$57,894	$69,572
State taxes	1,746	2,329	989
Total current income taxes	28,082	60,223	70,561
Deferred income taxes:
Federal taxes	128,204	14,983	63
State taxes	779	291	(631)
Total deferred income taxes	128,983	15,274	(568)
Total income taxes	$157,065	$75,497	$69,993
The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:

Year Ended December 31	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.5	0.7	0.8
Valuation allowance reversal	—	—	(0.8)
Tax-exempt interest	(3.3)	(2.9)	(2.2)
Cash surrender value on BOLI	(1.1)	(1.5)	(1.3)
Tax credits	(2.6)	(0.9)	(1.1)
Affordable housing cost amortization, net of tax benefits	0.2	—	—
Tax Cuts and Jobs Act revaluation of net deferred tax assets	15.2	—	—
Other items	0.2	0.2	0.1
Actual effective tax rate	44.1%	30.6%	30.5%
The effective tax rate for 2017 was 44.1%, as compared to 30.6% in 2016. The higher rate is largely due to $54.0 million of income tax expense recorded from the revaluation of net deferred tax assets in connection the TCJA, partially offset by increased tax credit activity in 2017. The effective tax rates for 2016 and 2015 were lower than the statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from bank-owned life insurance (BOLI).
Income tax expense related to gains on the sale of securities is presented in the following table:

Year Ended December 31	2017	2016	2015
(in thousands)
Income tax expense related to gains on sale of securities	$2,071	$249	$288
Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. As such, during December 2017, we remeasured our deferred tax assets and liabilities as a result of the passage of the TCJA. The primary impact of this remeasurement was a reduction in deferred tax assets and liabilities in connection with the reduction of the U.S. corporate income tax rate from 35% to 21%.

The following table presents the tax effects of significant temporary differences that give rise to federal and state deferred tax assets and liabilities:

December 31	2017	2016
(in thousands)
Deferred tax assets:
Allowance for credit losses	$38,933	$56,090
Discounts on acquired loans	64,341	48,978
Net operating loss/tax credit carryforwards	47,376	17,753
Deferred compensation	8,534	12,236
Securities impairments	1,092	—
Pension and other defined benefit plans	6,768	7,713
Net unrealized securities losses	7,238	6,972
Other	7,787	11,264
Total	182,069	161,006
Valuation allowance	(26,620)	(18,945)
Total deferred tax assets	155,449	142,061
Deferred tax liabilities:
Loan costs	(7,211)	(2,222)
Depreciation	(12,263)	(12,392)
Prepaid expenses	(3,669)	(682)
Amortizable intangibles	(18,422)	(18,506)
Lease financing	(10,035)	(5,538)
Debt discharge income deferral	(474)	(1,361)
Originated mortgage servicing rights	(6,178)	(748)
Net unrealized securities gains	—	(86)
Other	(1,647)	(1,253)
Total deferred tax liabilities	(59,899)	(42,788)
Net deferred tax assets	$95,550	$99,273
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. As of December 31, 2017, the valuation allowance primarily relates to unused federal and state net operating loss carryforwards expiring from 2018 to 2037. We anticipate that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of our subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.
As of December 31, 2017, we had approximately $65.5 million of federal net operating loss and built-in loss carryforwards, $5.2 million of federal tax credit carryforwards, and $21.5 million of state net operating loss carryforwards to which we succeeded as a result of the YDKN acquisition. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2036. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no valuation allowance against the recorded deferred tax asset is warranted.

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

Year Ended December 31	2017	2016
(in thousands)
Balance at beginning of year	$542	$455
Additions based on tax positions related to current year	186	163
Additions based on tax positions of prior year	—	—
Reductions for tax positions of prior years	(5)	—
Reductions due to expiration of statute of limitations	(73)	(76)
Balance at end of year	$650	$542
As of December 31, 2017 and 2016, we have approximately $0.7 million and $0.5 million, respectively, of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of December 31, 2017 and 2016, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $25,000 and $19,000, respectively. As of December 31, 2017, $0.5 million of these tax benefits would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2014. With limited exception, we are no longer subject to state income tax examinations for years prior to 2014. We anticipate that a reduction in the unrecognized tax benefit of up to $81 thousand may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

NOTE 19.      OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Gains (Losses) on Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2017
Balance at beginning of period	$(18,222)	$5,254	$(48,401)	$(61,369)
Other comprehensive income (loss) before reclassifications	(5,744)	(759)	(7)	(6,510)
Amounts reclassified from AOCI	(411)	(46)	—	(457)
Amounts reclassified from AOCI due to tax reform	(5,249)	958	(10,425)	(14,716)
Net current period other comprehensive income (loss)	(11,404)	153	(10,432)	(21,683)
Balance at end of period	$(29,626)	$5,407	$(58,833)	$(83,052)
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

NOTE 20.      EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year Ended December 31	2017	2016	2015
(dollars in thousands, except per share data)
Net income	$199,204	$170,891	$159,649
Less: Preferred stock dividends	8,041	8,041	8,041
Net income available to common stockholders	$191,163	$162,850	$151,608
Basic weighted average common shares outstanding	302,195,295	206,244,498	174,971,785
Net effect of dilutive stock options, warrants and restricted stock	1,662,681	1,524,111	1,367,168
Diluted weighted average common shares outstanding	303,857,976	207,768,609	176,338,953
Earnings per common share:
Basic	$0.63	$0.79	$0.87
Diluted	$0.63	$0.78	$0.86
The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:

Year Ended December 31	2017	2016	2015
Average shares excluded from the diluted earnings per common share calculation	910	9,980	18,167

NOTE 21.      REGULATORY MATTERS
FNB and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require FNB and FNBPA to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements could lead to initiation of certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements, dividends and future merger and acquisition activity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNB and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FNB’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of December 31, 2017, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017
F.N.B. Corporation:
Total capital	$2,666,272	11.4%	$2,340,362	10.0%	$2,164,835	9.3%
Tier 1 capital	2,184,571	9.3	1,872,290	8.0	1,696,763	7.3
Common equity tier 1	2,077,689	8.9	1,521,235	6.5	1,345,708	5.8
Leverage	2,184,571	7.6	1,440,797	5.0	1,152,638	4.0
Risk-weighted assets	23,403,622
FNBPA:
Total capital	2,504,191	10.7	2,332,593	10.0	2,157,649	9.3
Tier 1 capital	2,332,892	10.0	1,866,075	8.0	1,691,130	7.3
Common equity tier 1	2,252,892	9.7	1,516,186	6.5	1,341,241	5.8
Leverage	2,332,892	8.1	1,432,604	5.0	1,146,084	4.0
Risk-weighted assets	23,325,934

As of December 31, 2016
F.N.B. Corporation:
Total capital	$1,917,386	12.0%	$1,597,951	10.0%	$1,378,232	8.6%
Tier 1 capital	1,582,251	9.9	1,278,360	8.0	1,058,642	6.6
Common equity tier 1	1,475,369	9.2	1,038,668	6.5	818,950	5.1
Leverage	1,582,251	7.7	1,027,831	5.0	822,265	4.0
Risk-weighted assets	15,979,505
FNBPA:
Total capital	1,768,561	11.1	1,588,989	10.0	1,370,503	8.6
Tier 1 capital	1,614,167	10.2	1,271,191	8.0	1,052,705	6.6
Common equity tier 1	1,534,167	9.7	1,032,843	6.5	814,357	5.1
Leverage	1,614,167	7.9	1,019,034	5.0	815,227	4.0
Risk-weighted assets	15,889,893
In accordance with Basel III standards, the implementation of capital requirements is transitional and phases-in from January 1, 2015 through January 1, 2019. The minimum capital requirements for each period above are based on the requirements that were in effect at that time. Our management believes that FNB and FNBPA will continue to meet all "well-capitalized" requirements after Basel III is completely phased-in.
FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $39.6 million at December 31, 2017. We also maintain deposits for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2017, our subsidiaries had $206.8 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $474.8 million at December 31, 2017.

NOTE 22.      CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:

Year Ended December 31	2017	2016	2015
(in thousands)
Interest paid on deposits and other borrowings	$129,024	$67,296	$47,805
Income taxes paid	52,500	60,000	61,500
Transfers of loans to other real estate owned	34,841	14,592	9,628
Financing of other real estate owned sold	19	441	372
Supplemental non-cash information relating to our acquisitions is included in Note 3, “Mergers and Acquisitions.”

NOTE 23.      BUSINESS SEGMENTS
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

(in thousands)	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2017
Interest income	$943,661	$—	$81	$40,187	$(3,603)	$980,326
Interest expense	117,951	—	—	3,676	12,265	133,892
Net interest income	825,710	—	81	36,511	(15,868)	846,434
Provision for credit losses	52,780	—	—	8,293	—	61,073
Non-interest income	197,517	39,256	15,671	3,256	(3,251)	252,449
Non-interest expense (1)	596,813	30,563	14,507	21,502	639	664,024
Amortization of intangibles	17,050	254	213	—	—	17,517
Income tax expense (benefit)	152,778	2,679	(256)	5,283	(3,419)	157,065
Net income (loss)	203,806	5,760	1,288	4,689	(16,339)	199,204
Total assets	31,155,973	24,218	21,062	181,260	35,122	31,417,635
Total intangibles	2,317,151	10,176	12,127	1,809	—	2,341,263

At or for the Year Ended December 31, 2016
Interest income	$640,895	$—	$84	$40,922	$(2,938)	$678,963
Interest expense	56,182	—	—	3,759	7,510	67,451
Net interest income	584,713	—	84	37,163	(10,448)	611,512
Provision for credit losses	49,046	—	—	6,706	—	55,752
Non-interest income	149,408	35,283	14,750	3,002	(682)	201,761
Non-interest expense (1)	437,031	27,201	12,965	21,662	1,064	499,923
Amortization of intangibles	10,526	259	425	—	—	11,210
Income tax expense (benefit)	72,619	2,845	532	4,488	(4,987)	75,497
Net income (loss)	164,899	4,978	912	7,309	(7,207)	170,891
Total assets	21,629,374	19,619	22,053	193,349	(19,578)	21,844,817
Total intangibles	1,061,597	10,189	12,340	1,809	—	1,085,935

At or for the Year Ended December 31, 2015
Interest income	$509,585	$—	$89	$39,868	$(2,747)	$546,795
Interest expense	41,227	—	—	3,518	3,828	48,573
Net interest income	468,358	—	89	36,350	(6,575)	498,222
Provision for credit losses	33,045	—	—	7,396	—	40,441
Non-interest income	114,377	35,246	13,052	2,926	(3,191)	162,410
Non-interest expense (1)	320,912	27,264	13,891	20,189	(12)	382,244
Amortization of intangibles	7,544	273	488	—	—	8,305
Income tax expense (benefit)	66,979	2,803	(412)	4,709	(4,086)	69,993
Net income (loss)	154,255	4,906	(826)	6,982	(5,668)	159,649
Total assets	17,349,459	20,753	22,207	195,048	(29,805)	17,557,662
Total intangibles	844,630	10,447	12,923	1,809	—	869,809

(1)	Excludes amortization of intangibles, which is presented separately.

NOTE 24.      FAIR VALUE MEASUREMENTS
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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
Securities available for sale consist of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2017, 100.0% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2017 and 2016, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to the MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and classified as Level 3.
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$—	$—	$—	$—
U.S. government-sponsored entities	—	343,942	—	343,942
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,598,874	—	1,598,874
Agency collateralized mortgage obligations	—	794,957	—	794,957
Non-agency collateralized mortgage obligations	—	1	—	1
Commercial mortgage-backed securities	—	—	—	—
States of the U.S. and political subdivisions	—	21,093	—	21,093
Other debt securities	—	4,670	—	4,670
Total debt securities available for sale	—	2,763,537	—	2,763,537
Equity securities available for sale
Fixed income mutual fund	161	—	—	161
Financial services industry	—	864	—	864
Insurance services industry	—	—	—	—
Total equity securities available for sale	161	864	—	1,025
Total securities available for sale	161	2,764,401	—	2,764,562
Loans held for sale	—	56,458	—	56,458
Derivative financial instruments
Trading	—	28,453	—	28,453
Not for trading	—	500	1,594	2,094
Total derivative financial instruments	—	28,953	1,594	30,547
Total assets measured at fair value on a recurring basis	$161	$2,849,812	$1,594	$2,851,567
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$26,953	$—	$26,953
Not for trading	—	2,239	5	2,244
Total derivative financial instruments	—	29,192	5	29,197
Total liabilities measured at fair value on a recurring basis	$—	$29,192	$5	$29,197

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$—	$29,953	$—	$29,953
U.S. government-sponsored entities	—	365,098	—	365,098
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,252,798	—	1,252,798
Agency collateralized mortgage obligations	—	535,974	—	535,974
Non-agency collateralized mortgage obligations	—	3	894	897
Commercial mortgage-backed securities	—	1,291	—	1,291
States of the U.S. and political subdivisions	—	35,849	—	35,849
Other debt securities	—	9,487	—	9,487
Total debt securities available for sale	—	2,230,453	894	2,231,347
Equity securities available for sale
Financial services industry	—	—	492	492
Insurance services industry	148	—	—	148
Total equity securities available for sale	148	—	492	640
Total securities available for sale	148	2,230,453	1,386	2,231,987
Derivative financial instruments
Trading	—	44,951	—	44,951
Not for trading	—	9,269	—	9,269
Total derivative financial instruments	—	54,220	—	54,220
Total assets measured at fair value on a recurring basis	$148	$2,284,673	$1,386	$2,286,207
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$45,973	$—	$45,973
Not for trading	—	1,294	—	1,294
Total derivative financial instruments	—	47,267	—	47,267
Total liabilities measured at fair value on a recurring basis	$—	$47,267	$—	$47,267

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

(in thousands)	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Interest Rate Lock Commitments	Total
Year Ended December 31, 2017
Balance at beginning of period	$—	$492	$894	$—	$1,386
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	4	—	4
Included in other comprehensive income	—	86	(6)	—	80
Accretion included in earnings	(1)	—	1	—	—
Purchases, issuances, sales and settlements:
Purchases	12,048	—	—	1,594	13,642
Issuances	—	—	—	—	—
Sales/redemptions	(12,047)	—	(874)	—	(12,921)
Settlements	—	—	(19)	(4,569)	(4,588)
Transfers from Level 3	—	(578)	—	—	(578)
Transfers into Level 3	—	—	—	4,569	4,569
Balance at end of period	$—	$—	$—	$1,594	$1,594
Year Ended December 31, 2016
Balance at beginning of period	$—	$439	$1,184	$—	$1,623
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	—	53	(7)	—	46
Accretion included in earnings	—	—	6	—	6
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	—	—	—	—	—
Settlements	—	—	(289)	—	(289)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—
Balance at end of period	$—	$492	$894	$—	$1,386
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. During 2017, we acquired $12.0 million in other debt securities from YDKN that are measured at Level 3. These securities were sold during the second quarter of 2017. During 2017, we transferred equity securities totaling $0.6 million from Level 3 to Level 2, as a result of increased trading activity relating to these securities. There were no transfers of assets or liabilities between the hierarchy levels during 2016.
For the years ended December 31, 2017 and 2016, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total gains (losses) included in earnings are in the net securities gains (losses) line item in the consolidated statements of income.

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

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Impaired loans	$—	$2,813	$1,297	$4,110
Other real estate owned	—	10,513	10,823	21,336
Loans held for sale - SBA	—	—	36,432	36,432
Other assets - SBA servicing asset	—	—	5,058	5,058
December 31, 2016
Impaired loans	$—	$500	$5,883	$6,383
Other real estate owned	—	11,017	3,181	14,198
Substantially all of the fair value amounts in the table above were estimated at a date during the twelve months ended December 31, 2017 and 2016. Consequently, the fair value information presented is not as of the period’s end.
Impaired loans measured or re-measured at fair value on a non-recurring basis during 2017 had a carrying amount of $7.3 million and an allocated allowance for credit losses of $3.6 million. The allocated allowance is based on fair value of $4.1 million less estimated costs to sell of $0.4 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $3.7 million, which was included in the provision for credit losses for 2017.
OREO with a carrying amount of $23.3 million was written down to $18.7 million (fair value of $21.3 million less estimated costs to sell of $2.6 million), resulting in a loss of $4.6 million, which was included in earnings for 2017.
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
The fair values of our financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2017
Financial Assets
Cash and cash equivalents	$479,443	$479,443	$479,443	$—	$—
Securities available for sale	2,764,562	2,764,562	161	2,764,401	—
Securities held to maturity	3,242,268	3,218,379	—	3,218,379	—
Net loans and leases, including loans held for sale	20,916,277	20,661,196	—	56,458	20,604,738
Loan servicing rights	34,111	37,758	—	—	37,758
Derivative assets	30,547	30,547	—	28,953	1,594
Accrued interest receivable	94,254	94,254	94,254	—	—
Financial Liabilities
Deposits	22,399,725	22,359,182	17,779,246	4,579,936	—
Short-term borrowings	3,678,337	3,678,723	3,678,723	—	—
Long-term borrowings	668,173	675,489	—	—	675,489
Derivative liabilities	29,197	29,197	—	29,192	5
Accrued interest payable	12,480	12,480	12,480	—	—
December 31, 2016
Financial Assets
Cash and cash equivalents	$371,407	$371,407	$371,407	$—	$—
Securities available for sale	2,231,987	2,231,987	148	2,230,453	1,386
Securities held to maturity	2,337,342	2,294,777	—	2,293,091	1,686
Net loans and leases, including loans held for sale	14,750,792	14,464,274	—	—	14,464,274
Loan servicing rights	13,521	17,546	—	—	17,546
Derivative assets	54,220	54,220	—	54,220	—
Accrued interest receivable	58,712	58,712	58,712	—	—
Financial Liabilities
Deposits	16,065,647	16,045,323	13,489,152	2,556,171	—
Short-term borrowings	2,503,010	2,503,277	2,503,277	—	—
Long-term borrowings	539,494	536,088	—	—	536,088
Derivative liabilities	47,267	47,267	—	47,267	—
Accrued interest payable	7,612	7,612	7,612	—	—

NOTE 25.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets (in thousands) December 31	2017	2016
Assets
Cash and cash equivalents	$165,698	$164,276
Securities available for sale	864	492
Other assets	22,344	17,405
Investment in bank subsidiary	4,553,703	2,598,520
Investments in and advances to non-bank subsidiaries	294,236	269,998
Total Assets	$5,036,845	$3,050,691
Liabilities
Other liabilities	$33,000	$26,063
Advances from affiliates	306,096	295,897
Long-term borrowings	279,536	147,916
Subordinated notes:
Short-term	7,993	8,172
Long-term	1,026	1,026
Total Liabilities	627,651	479,074
Stockholders’ Equity	4,409,194	2,571,617
Total Liabilities and Stockholders’ Equity	$5,036,845	$3,050,691

Statements of Income (in thousands) Year Ended December 31	2017	2016	2015
Income
Dividend income from subsidiaries:
Bank	$149,000	$108,954	$87,580
Non-bank	9,210	8,525	7,863
	158,210	117,479	95,443
Interest income	5,323	5,041	4,845
Other income	100	2,799	1,053
Total Income	163,633	125,319	101,341
Expenses
Interest expense	17,977	13,609	9,526
Other expenses	10,320	10,377	8,993
Total Expenses	28,297	23,986	18,519
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	135,336	101,333	82,822
Income tax benefit	2,737	6,352	5,088
	138,073	107,685	87,910
Equity in undistributed income (loss) of subsidiaries:
Bank	60,567	60,924	71,581
Non-bank	564	2,282	158
Net Income	$199,204	$170,891	$159,649

Statements of Cash Flows (in thousands) Year Ended December 31	2017	2016	2015
Operating Activities
Net income	$199,204	$170,891	$159,649
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(61,131)	(63,206)	(71,739)
Other, net	5,441	(2,530)	680
Net cash flows provided by operating activities	143,514	105,155	88,590
Investing Activities
Proceeds from sale of securities available for sale	—	815	—
Net (increase) decrease in advances to subsidiaries	(9,838)	(6,263)	3,285
Payment for further investment in subsidiaries	(4,841)	(71,050)	(9,060)
Net cash received in business combinations	3,173	1,089	—
Net cash flows (used in) provided by investing activities	(11,506)	(75,409)	(5,775)
Financing Activities
Net decrease in advance from affiliate	10,018	6,356	(2,797)
Net decrease in short-term borrowings	(179)	(44)	(135)
Decrease in long-term debt	(1,510)	(10,291)	(650)
Increase in long-term debt	563	381	98,794
Net proceeds from issuance of common stock	11,181	18,472	12,731
Tax benefit of stock-based compensation	—	1,813	28
Cash dividends paid:
Preferred stock	(8,041)	(8,041)	(8,041)
Common stock	(142,618)	(101,670)	(84,511)
Net cash flows (used in) provided by financing activities	(130,586)	(93,024)	15,419
Net (Decrease) Increase in Cash and Cash Equivalents	1,422	(63,278)	98,234
Cash and cash equivalents at beginning of year	164,276	227,554	129,320
Cash and Cash Equivalents at End of Year	$165,698	$164,276	$227,554
Cash paid during the year for:
Interest	$15,807	$13,620	$8,309

NOTE 26.   QUARTERLY EARNINGS SUMMARY (UNAUDITED)

Dollars in thousands, except per share data
Quarter Ended 2017	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$271,085	$263,514	$251,034	$194,693
Total interest expense	41,049	38,283	32,619	21,941
Net interest income	230,036	225,231	218,415	172,752
Provision for credit losses	16,699	16,768	16,756	10,850
Net securities gains	21	2,777	493	2,625
Other non-interest income	65,083	63,374	65,585	52,491
Total non-interest expense	166,529	163,743	163,714	187,555
Net income	24,126	77,693	74,406	22,979
Net income available to common stockholders	22,115	75,683	72,396	20,969
Per Common Share
Basic earnings per share	$0.07	$0.23	$0.22	$0.09
Diluted earnings per share	0.07	0.23	0.22	0.09
Cash dividends declared	0.12	0.12	0.12	0.12
Quarter Ended 2016	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$177,168	$175,110	$170,931	$155,754
Total interest expense	17,885	17,604	16,562	15,400
Net interest income	159,283	157,506	154,369	140,354
Provision for credit losses	12,705	14,639	16,640	11,768
Net securities gains	116	299	226	71
Other non-interest income	50,950	52,941	51,185	45,973
Total non-interest expense	123,806	121,050	129,629	136,648
Net income	51,291	52,168	41,300	26,132
Net income available to common stockholders	49,280	50,158	39,290	24,122
Per Common Share
Basic earnings per share	$0.23	$0.24	$0.19	$0.12
Diluted earnings per share	0.23	0.24	0.19	0.12
Cash dividends declared	0.12	0.12	0.12	0.12

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d –15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
NONE.

PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 16, 2018. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to this item is provided in FNB’s definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 16, 2018. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that FNB specifically incorporates it by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
With the exception of the equity compensation plan information provided below, the information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 16, 2018. Such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,975,862	(1)	n/a	2,642,020	(2)
Equity compensation plans not approved by security holders	722,650	(3)	$7.96	n/a

(1)	Restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

(3)	Represents the securities to be issued upon exercise of stock options that we assumed in various acquisitions. We do not intend to grant any new awards under these plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 16, 2018. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 16, 2018. Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS
The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description
2.1.	Plan of Conversion of F.N.B. Corporation (incorporated by reference to Exhibit 2.1. to FNB’s Current Report on Form 8-K filed on August 30, 2016).

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

2.6.
Agreement and Plan of Merger, dated as of July 20, 2016, between F.N.B. Corporation and Yadkin Financial Corporation (Incorporated by reference to Exhibit 2.1. of FNB’s Current Report on Form 8-K filed on July 21, 2016).

3.1.	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1. of FNB’s Current Report on Form 8-K filed on August 30, 2016).

3.2.	By-laws of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.2. to FNB’s Current Report on Form 8-K filed on August 30, 2016).

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

4.3.	Warrant to purchase up to 207,320 shares of common stock, dated May 4, 2017 (Incorporated by reference to Exhibit 4.1 of FNB’s Form 10-Q for the quarter ended March 31, 2017, filed on May 8, 2017).

4.4.
Deposit Agreement, dated as of November 1, 2013, by and between F.N.B. Corporation and Computershare Limited (successor in interest to Registrar and Transfer Company), as Depositary (incorporated by reference to Exhibit 4.1. of FNB’s Current Report on Form 8-K filed on November 1, 2013).

4.5.
Specimen Stock Certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit 4.5. of FNB’s Amendment No. 1 to Form 8-A filed on August 30, 2016).

4.6.	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.4. above).

Exhibit Number	Description
4.7.
Assignment and Assumption Agreement between and among FNB, Computershare Trust Company, N.A., as successor-in-interest to Registrar and Transfer Company, and The Bank of New York Mellon, dated May 10, 2017 (Incorporated by reference to Exhibit 4.1 of FNB’S Current Report on Form 8-K filed on May 15, 2017).

4.8.	Amendment to Deposit Agreement made on May 10, 2017 between FNB and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.2 of FNB’s Current Report on Form 8-K filed on May 15, 2017).

4.9.
There are no instruments with respect to long-term debt of FNB and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of FNB and its subsidiaries on a consolidated basis. FNB agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of FNB and its subsidiaries upon request.

10.1. (P)
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

10.4. (P)
Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.5.	Form of Amendment to Employment Agreements of Vincent Calabrese, Jr. and Gary Guerrieri. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 22, 2008). *

10.6.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of FNB’s 2015 Proxy Statement filed on April 1, 2015). *

10.7.	First Amendment to F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.7. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2016). *

10.8.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on July 19, 2007). *

10.9.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on July 19, 2007). *

10.10.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.11.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.12.
Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 21, 2010). *

10.13.	Tax Indemnification Agreement between F.N.B. Corporation and Robert J. McCarthy, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on January 4, 2012).

10.14.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on February 26, 2013). *

10.15.
Form of Restricted Stock Unit Award for Vincent J. Delie, Jr. and Vincent J. Calabrese, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 22, 2015). *

11.	Computation of Per Share Earnings **

12.	Ratio of Earnings to Fixed Charges. (filed herewith).

14.	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

Exhibit Number	Description

21.	Subsidiaries of the Registrant. (filed herewith).

23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.
The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in Note 20, “Earnings Per Share” in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.

(c)	SCHEDULES
No financial statement schedules are being filed because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

ITEM 16.     FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. CORPORATION

By	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 28, 2018
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 28, 2018
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller and Senior Vice President	February 28, 2018
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 28, 2018
Pamela A. Bena

/s/ William B. Campbell	Director	February 28, 2018
William B. Campbell

/s/ James D. Chiafullo	Director	February 28, 2018
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 28, 2018
Mary Jo Dively

/s/ Stephen J. Gurgovits	Director	February 28, 2018
Stephen J. Gurgovits

/s/ Robert A. Hormell	Director	February 28, 2018
Robert A. Hormell

/s/ David J. Malone	Director	February 28, 2018
David J. Malone

/s/ D. Stephen Martz	Director	February 28, 2018
D. Stephen Martz

/s/ Robert J. McCarthy, Jr.	Director	February 28, 2018
Robert J. McCarthy, Jr.

/s/ Frank C. Mencini	Director	February 28, 2018
Frank C. Mencini

/s/ David L. Motley	Director	February 28, 2018
David L. Motley

/s/ Heidi A. Nicholas	Director	February 28, 2018
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 28, 2018
John S. Stanik

/s/ William J. Strimbu	Director	February 28, 2018
William J. Strimbu