Form 10-Q
period 2018-03-31
FNB CORP/PA/
filed 2018-05-10
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2018
Common Stock, $0.01 Par Value	323,851,407	Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2018

Glossary of Acronyms and Terms

AFS	Available for sale

ALCO	Asset/Liability Committee

AOCI	Accumulated other comprehensive income

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

BOLI	Bank owned life insurance

Basel III	Basel III Capital Rules

EVE	Economic value of equity

FDIC	Federal Deposit Insurance Corporation

FHLB	Federal Home Loan Bank

FNB	F.N.B. Corporation

FNBPA	First National Bank of Pennsylvania

FRB	Board of Governors of the Federal Reserve System

FTE	Fully taxable equivalent

FVO	Fair value option

GAAP	U.S. generally accepted accounting principles

HTM	Held to maturity

IRLC	Interest rate lock commitments

LCR	Liquidity Coverage Ratio

LIBOR	London Inter-bank Offered Rate

MCH	Months of Cash on Hand

MSR	Mortgage servicing rights

OCC	Office of the Comptroller of the Currency

OREO	Other real estate owned

OTTI	Other-than-temporary impairment

Regency	Regency Finance Company

SBA	Small Business Administration

SEC	Securities and Exchange Commission

TCJA	Tax Cuts and Jobs Act of 2017

TDR	Troubled debt restructuring

TPS	Trust preferred securities

UST	U.S. Department of the Treasury

YDKN	Yadkin Financial Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share data

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$325,101	$408,718
Interest bearing deposits with banks	61,228	70,725
Cash and Cash Equivalents	386,329	479,443
Securities available for sale	2,927,463	2,764,562
Debt securities held to maturity (fair value of $3,131,964 and $3,218,379)	3,224,000	3,242,268
Loans held for sale (includes $21,610 and $56,458 measured at fair value) (1)	37,982	92,891
Loans and leases, net of unearned income of $43,791 and $50,680	21,262,397	20,998,766
Allowance for credit losses	(179,247)	(175,380)
Net Loans and Leases	21,083,150	20,823,386
Premises and equipment, net	333,424	336,540
Goodwill	2,251,281	2,249,188
Core deposit and other intangible assets, net	87,858	92,075
Bank owned life insurance	529,843	526,818
Other assets	791,023	810,464
Total Assets	$31,652,353	$31,417,635
Liabilities
Deposits:
Non-interest-bearing demand	$5,748,568	$5,720,030
Interest-bearing demand	9,407,111	9,571,038
Savings	2,600,151	2,488,178
Certificates and other time deposits	4,741,259	4,620,479
Total Deposits	22,497,089	22,399,725
Short-term borrowings	3,802,480	3,678,337
Long-term borrowings	659,890	668,173
Other liabilities	259,441	262,206
Total Liabilities	27,218,900	27,008,441
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 325,319,503 and 325,095,055 shares	3,255	3,253
Additional paid-in capital	4,037,847	4,033,567
Retained earnings	413,340	367,658
Accumulated other comprehensive loss	(108,724)	(83,052)
Treasury stock – 1,632,510 and 1,629,915 shares at cost	(19,147)	(19,114)
Total Stockholders’ Equity	4,433,453	4,409,194
Total Liabilities and Stockholders’ Equity	$31,652,353	$31,417,635

(1)	Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended March 31,
	2018	2017
Interest Income
Loans and leases, including fees	$239,094	$168,629
Securities:
Taxable	26,879	22,466
Tax-exempt	6,594	3,401
Dividends	—	9
Other	360	188
Total Interest Income	272,927	194,693
Interest Expense
Deposits	26,469	11,740
Short-term borrowings	15,207	6,674
Long-term borrowings	5,146	3,527
Total Interest Expense	46,822	21,941
Net Interest Income	226,105	172,752
Provision for credit losses	14,495	10,850
Net Interest Income After Provision for Credit Losses	211,610	161,902
Non-Interest Income
Service charges	30,077	24,581
Trust services	6,448	5,747
Insurance commissions and fees	5,135	5,141
Securities commissions and fees	4,319	3,623
Capital markets income	5,214	3,847
Mortgage banking operations	5,529	3,790
Bank owned life insurance	3,285	2,153
Net securities gains	—	2,625
Other	7,496	3,609
Total Non-Interest Income	67,503	55,116
Non-Interest Expense
Salaries and employee benefits	89,326	73,578
Net occupancy	15,568	11,349
Equipment	14,465	9,630
Amortization of intangibles	4,218	3,098
Outside services	14,725	13,043
FDIC insurance	8,834	5,387
Supplies	1,684	2,196
Bank shares and franchise taxes	3,452	2,980
Merger-related	—	52,724
Other	18,811	13,570
Total Non-Interest Expense	171,083	187,555
Income Before Income Taxes	108,030	29,463
Income taxes	21,268	6,484
Net Income	86,762	22,979
Preferred stock dividends	2,010	2,010
Net Income Available to Common Stockholders	$84,752	$20,969
Earnings per Common Share
Basic	$0.26	$0.09
Diluted	$0.26	$0.09
Cash Dividends per Common Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
Unaudited

	Three Months Ended March 31,
	2018	2017
Net income	$86,762	$22,979
Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(8,467) and $3,248	(29,787)	6,032
Reclassification adjustment for gains included in net income, net of tax expense of $0 and $424	—	(787)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,082 and $(550)	3,804	(1,022)
Reclassification adjustment for gains included in net income, net of tax expense of $49 and $125	(173)	(233)
Pension and postretirement benefit obligations:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $136 and $221	484	410
Other comprehensive (loss) income	(25,672)	4,400
Comprehensive income	$61,090	$27,379
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands, except per share data
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2017	$106,882	$2,125	$2,234,366	$304,397	$(61,369)	$(14,784)	$2,571,617
Comprehensive income				22,979	4,400		27,379
Dividends declared:
Preferred stock				(2,010)			(2,010)
Common stock: $0.12/share				(25,548)			(25,548)
Issuance of common stock		5	2,117			(2,925)	(803)
Issuance of common stock - acquisitions		1,116	1,780,891				1,782,007
Restricted stock compensation			1,394				1,394
Tax benefit of stock-based compensation			1,759				1,759
Balance at March 31, 2017	$106,882	$3,246	$4,020,527	$299,818	$(56,969)	$(17,709)	$4,355,795
Balance at January 1, 2018	$106,882	$3,253	$4,033,567	$367,658	$(83,052)	$(19,114)	$4,409,194
Comprehensive income				86,762	(25,672)		61,090
Dividends declared:
Preferred stock				(2,010)			(2,010)
Common stock: $0.12/share				(39,070)			(39,070)
Issuance of common stock		2	2,341			(33)	2,310
Restricted stock compensation			1,939				1,939
Balance at March 31, 2018	$106,882	$3,255	$4,037,847	$413,340	$(108,724)	$(19,147)	$4,433,453
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$86,762	$22,979
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	23,676	17,276
Provision for credit losses	14,495	10,850
Deferred tax expense	1,864	11,224
Net securities gains	—	(2,625)
Tax benefit of stock-based compensation	(233)	(720)
Loans originated for sale	(208,990)	(182,771)
Loans sold	269,235	135,405
Gain on sale of loans	(5,336)	(3,344)
Net change in:
Interest receivable	(828)	(1,527)
Interest payable	282	444
Bank owned life insurance	(3,093)	(1,962)
Other, net	32,559	13,403
Net cash flows provided by operating activities	210,393	18,632
Investing Activities
Net change in loans and leases	(284,196)	(208,958)
Securities available for sale:
Purchases	(357,784)	(492,227)
Sales	—	549,460
Maturities	153,401	119,867
Debt securities held to maturity:
Purchases	(63,918)	(531,560)
Sales	—	1,574
Maturities	80,492	119,324
Increase in premises and equipment	(9,347)	(23,186)
Net cash received in business combinations	—	197,682
Net cash flows used in investing activities	(481,352)	(268,024)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	(23,416)	73,291
Time deposits	122,040	11,421
Short-term borrowings	124,143	286,765
Proceeds from issuance of long-term borrowings	10,122	65,998
Repayment of long-term borrowings	(18,213)	(82,506)
Net proceeds from issuance of common stock	4,249	957
Cash dividends paid:
Preferred stock	(2,010)	(2,010)
Common stock	(39,070)	(25,548)
Net cash flows provided by financing activities	177,845	328,368
Net Increase (Decrease) in Cash and Cash Equivalents	(93,114)	78,976
Cash and cash equivalents at beginning of period	479,443	371,407
Cash and Cash Equivalents at End of Period	$386,329	$450,383
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our only bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in eight states. Through FNBPA, we have over 150 years of serving the financial and banking needs of our customers. We hold a significant retail deposit market share in attractive markets including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh-Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of March 31, 2018, we had 417 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. We also operate Regency Finance Company, which had 77 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of March 31, 2018.

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
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to the date of the March 31, 2018 Balance Sheet have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results FNB expects for the full year. These interim unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in FNB’s 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. For a detailed description of our significant accounting policies, see Note 1 "Summary of Significant Accounting Policies" in the 2017 Form 10-K. The accounting policies presented below have been added or amended for newly material items or the adoption of new accounting standards.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, accounting for acquired loans, fair value of financial instruments, goodwill and other intangible assets, income taxes and deferred tax assets and litigation.
Revenue from Contracts with Customers
We earn certain revenues from contracts with customers. These revenues are recognized when control of the promised services is transferred to the customers in an amount that reflects the consideration we expect to be entitled to in an exchange for those services.
In determining the appropriate revenue recognition for our contracts with customers, we consider whether the contract has commercial substance and is approved by both parties with identifiable contractual rights, payment terms, and the collectability of consideration is probable. Generally, we satisfy our performance obligations upon the completion of services at the amount to which we have the right to invoice or charge under contracts with an original expected duration of one year or less. We apply this guidance on a portfolio basis to contracts with similar characteristics and for which we believe the results would not differ materially from applying this guidance to individual contracts.
Our services provided under contracts with customers are transferred at the point in time when the services are rendered. Generally, we do not defer incremental direct costs to obtain contracts with customers that would be amortized in one year or less under the practical expedient. These costs are recognized as expense, primarily salary and benefit expense, in the period incurred.
Deposit Services. We recognize revenue on deposit services based on published fees for services provided. Demand and savings deposit customers have the right to cancel their depository arrangements and withdraw their deposited funds at any time without prior notice. When services involve deposited funds that can be retrieved by customers without penalties, we consider the service contract term to be day-to-day, where each day represents the renewal of the contract. The contract does not extend beyond the services performed and revenue is recognized at the end of the contract term (daily) as the performance obligation is satisfied.
No deposit services fees exist for long-term deposit products beyond early withdrawal penalties, which are earned on these products at the time of early termination.
Revenue from deposit services fees are reduced where we have a history of waived or reduced fees by customer request or due to a customer service issue, by historical experience, or another acceptable method in the same period as the related revenues. Revenues from deposit services are reported in the Consolidated Statements of Income as service charges and in the Community Banking segment as non-interest income.
Wealth Management Services. Wealth advisory and trust services are provided on a month-to-month basis and invoiced as services are rendered. Fees are based on a fixed amount or a scale based on the level of services provided or assets under management. The customer has the right to terminate their services agreement at any time. We determine the value of services performed based on the fee schedule in effect at the time the services are performed. Revenues from wealth advisory and trust services are reported in the Consolidated Statements of Income as trust services and securities commissions and fees, and in the Wealth segment as non-interest income.
Insurance Services. Insurance services include full-service insurance brokerage services offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals within our geographic markets. We recognize revenue on insurance contracts in effect based on contractually specified commission payments on premiums that are paid by the customer to the insurance carrier. Contracts are cancellable at any time and we have no performance obligation to the customers beyond the time the insurance is placed into effect. Revenues from insurance services are reported in the Consolidated Statements of Income as insurance commissions and fees, and in the Insurance segment as non-interest income.
Debt Securities
Debt securities comprise a significant portion of our Consolidated Balance Sheets. Such securities can be classified as trading, HTM or AFS. As of March 31, 2018 and 2017, we did not hold any trading debt securities.
Debt securities HTM are the securities that management has the positive intent and ability to hold until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities, and subject to evaluation for OTTI.

Debt securities that are not classified as trading or HTM are classified as AFS. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary and OTTI attributable to non-credit factors reported separately as a component of other comprehensive income, net of tax.
We evaluate our debt securities in a loss position for OTTI on a quarterly basis at the individual security level based on our intent to sell. If we intend to sell the debt security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings equal to the entire difference between the investments’ amortized cost basis and its fair value. If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, OTTI must be separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss will be recognized in earnings. The amount related to other market factors will be recognized in other comprehensive income, net of applicable taxes.
We perform our OTTI evaluation process in a consistent and systematic manner and include an evaluation of all available evidence. This process considers factors such as length of time and anticipated recovery period of the impairment, recent events specific to the issuer and recent experience regarding principal and interest payments.
Low Income Housing Tax Credit (LIHTC) Partnerships
We invest in various affordable housing projects that qualify for LIHTCs. The net investments are recorded in other assets on the Consolidated Balance Sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. Our net investment in LIHTCs was $26.1 million and $20.9 million at March 31, 2018 and December 31, 2017, respectively. Our unfunded commitments in LIHTCs were $60.1 million and $67.2 million at March 31, 2018 and December 31, 2017, respectively.

NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the Financial Accounting Standards Board that we recently adopted or will be adopting in the future.

Standard	Description	Required Date of Adoption	Financial Statements Impact
Derivative and Hedging Activities
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This Update improves the financial reporting of hedging to better align with a company’s risk management activities. In addition, this Update makes certain targeted improvements to simplify the application of the current hedge accounting guidance.
January 1, 2019 Early adoption is permitted.
This Update is to be applied using a modified retrospective method. The presentation and disclosure guidance are applied prospectively. We are currently assessing the potential impact to our Consolidated Financial Statements.

Securities
ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
This Update shortens the amortization period for the premium on certain purchased callable securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change.
		January 1, 2019 Early adoption is permitted.	This Update is to be applied using a modified retrospective transition method. The adoption of this Update is not expected to have a material effect on our Consolidated Financial Statements.

Standard	Description	Required Date of Adoption	Financial Statements Impact
Retirement Benefits
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This Update requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the income statement and allows only the service cost component of net benefit cost to be eligible for capitalization.
		January 1, 2018	We adopted this Update in the first quarter of 2018 by a retrospective transition method. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.
Statement of Cash Flows
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	This Update adds or clarifies guidance on eight cash flow issues.	January 1, 2018	We adopted this Update in the first quarter of 2018 by retrospective application. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.
Credit Losses
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This Update replaces the current incurred loss impairment methodology with a methodology that reflects current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost and certain other instruments, including loans, HTM debt securities, net investments in leases and off-balance sheet credit exposures. CECL requires loss estimates for the remaining life of the financial asset at the time the asset is originated or acquired, considering historical experience, current conditions and reasonable and supportable forecasts. In addition, the Update will require the use of a modified AFS debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities.
January 1, 2020 Early adoption is permitted for fiscal years beginning after December 15, 2018
This Update is to be applied using a cumulative-effect adjustment to retained earnings. The CECL model is a significant change from existing GAAP and may result in a material change to our accounting for financial instruments. We are reviewing our business processes, information systems and controls to support recognition and disclosures under this Update. This review includes an assessment of our existing credit models and the financial statement disclosure requirements. The impact of this Update will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption.

Extinguishments of Liabilities
ASU 2016-04, Liabilities - Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products (a consensus of the Emerging Issues Task Force)	This Update requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage.	January 1, 2018	We adopted this Update in the first quarter of 2018. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.

Standard	Description	Required Date of Adoption	Financial Statements Impact
Leases
ASU 2016-02, Leases (Topic 842)
This Update requires lessees to put most leases on their balance sheets but recognize expenses in the income statement similar to current accounting. In addition, the Update changes the guidance for sale-leaseback transactions, initial direct costs and lease executory costs for most entities. All entities will classify leases to determine how to recognize lease related revenue and expense.
January 1, 2019 Early adoption is permitted.
This Update is to be applied using a modified retrospective application including a number of optional practical expedients. We are in the process of reviewing our existing lease portfolios, implementing a software solution and assessing the potential impact to our Consolidated Financial Statements.

Financial Instruments – Recognition and Measurement
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
This Update amends the presentation and accounting for certain financial instruments, including liabilities measured at fair value under the FVO, and equity investments. The guidance also updates fair value presentation and disclosure requirements for financial instruments measured at amortized cost.
January 1, 2018
We adopted this Update in the first quarter of 2018 by a cumulative-effect adjustment. The adoption of this Update did not have a material effect on our Consolidated Financial Statements. During the first quarter of 2018, we transferred marketable equity securities totaling $1.1 million from securities AFS to other assets.

Revenue Recognition
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This Update modifies the guidance used to recognize revenue from contracts with customers for transfers of goods and services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. The guidance also requires new qualitative and quantitative disclosures about contract balances and performance obligations.
		January 1, 2018	We adopted this Update in the first quarter of 2018 under the modified retrospective method. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.

NOTE 3.    MERGERS AND ACQUISITIONS
Yadkin Financial Corporation
On March 11, 2017, we completed our acquisition of YDKN, a bank holding company based in Raleigh, North Carolina. YDKN’s banking affiliate, Yadkin Bank, was merged into FNBPA on March 11, 2017. YDKN’s results of operations have been included in our Consolidated Statements of Income since that date. The acquisition enabled us to enter several North Carolina markets, including Raleigh, Charlotte and the Piedmont Triad, which is comprised of Winston-Salem, Greensboro and High Point. We also completed the core systems conversion activities during the first quarter of 2017.
On the acquisition date, the fair values of YDKN included $6.8 billion in assets, of which there was $5.1 billion in loans, and $5.2 billion in deposits. The acquisition was valued at $1.8 billion based on the acquisition date FNB common stock closing price of $15.97 and resulted in FNB issuing 111,619,622 shares of our common stock in exchange for 51,677,565 shares of YDKN common stock. Under the terms of the merger agreement, shareholders of YDKN received 2.16 shares of FNB common stock for each share of YDKN common stock and cash in lieu of fractional shares. YDKN’s fully vested and outstanding stock options were converted into options to purchase and receive FNB common stock. In conjunction with the acquisition, we assumed a warrant that was issued by YDKN to the UST under the Capital Purchase Program. Based on the exchange ratio, this warrant, which expires in 2019, was converted into a warrant to purchase up to 207,320 shares of FNB common stock with an exercise price of $9.63.
The acquisition of YDKN constituted a business combination and has been accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. As of March 31, 2018, all fair values and related adjustments to goodwill have been recorded.

NOTE 4.    SECURITIES
The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
March 31, 2018
U.S. government-sponsored entities	$364,600	$—	$(5,952)	$358,648
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,713,036	458	(41,921)	1,671,573
Agency collateralized mortgage obligations	860,902	28	(28,580)	832,350
Non-agency collateralized mortgage obligations	1	—	—	1
Commercial mortgage-backed securities	39,183	30	—	39,213
States of the U.S. and political subdivisions	21,138	3	(118)	21,023
Other debt securities	4,916	—	(261)	4,655
Total debt securities available for sale	$3,003,776	$519	$(76,832)	$2,927,463
December 31, 2017
U.S. government-sponsored entities	$347,767	$52	$(3,877)	$343,942
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,615,168	1,225	(17,519)	1,598,874
Agency collateralized mortgage obligations	813,034	—	(18,077)	794,957
Non-agency collateralized mortgage obligations	1	—	—	1
States of the U.S. and political subdivisions	21,151	6	(64)	21,093
Other debt securities	4,913	—	(243)	4,670
Total debt securities	2,802,034	1,283	(39,780)	2,763,537
Equity securities	587	438	—	1,025
Total securities available for sale	$2,802,621	$1,721	$(39,780)	$2,764,562

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Held to Maturity:
March 31, 2018
U.S. Treasury	$500	$114	$—	$614
U.S. government-sponsored entities	247,272	81	(5,716)	241,637
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,174,426	491	(27,472)	1,147,445
Agency collateralized mortgage obligations	783,151	257	(29,971)	753,437
Commercial mortgage-backed securities	79,476	32	(1,245)	78,263
States of the U.S. and political subdivisions	939,175	2,483	(31,090)	910,568
Total debt securities held to maturity	$3,224,000	$3,458	$(95,494)	$3,131,964
December 31, 2017
U.S. Treasury	$500	$134	$—	$634
U.S. government-sponsored entities	247,310	93	(4,388)	243,015
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,219,802	3,475	(9,058)	1,214,219
Agency collateralized mortgage obligations	777,146	32	(20,095)	757,083
Commercial mortgage-backed securities	80,786	414	(575)	80,625
States of the U.S. and political subdivisions	916,724	13,209	(7,130)	922,803
Total debt securities held to maturity	$3,242,268	$17,357	$(41,246)	$3,218,379

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Gross gains	$—	$3,400
Gross losses	—	(775)
Net gains	$—	$2,625
As of March 31, 2018, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$65,814	$65,498	$45,461	$45,221
Due from one to five years	262,236	256,811	210,014	204,580
Due from five to ten years	7,876	7,725	94,022	93,225
Due after ten years	54,728	54,292	837,450	809,793
	390,654	384,326	1,186,947	1,152,819
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,713,036	1,671,573	1,174,426	1,147,445
Agency collateralized mortgage obligations	860,902	832,350	783,151	753,437
Non-agency collateralized mortgage obligations	1	1	—	—
Commercial mortgage-backed securities	39,183	39,213	79,476	78,263
Total debt securities	$3,003,776	$2,927,463	$3,224,000	$3,131,964

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:

(dollars in thousands)	March 31, 2018	December 31, 2017
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,532,023	$3,491,634
As collateral for short-term borrowings	298,233	263,756
Securities pledged as a percent of total securities	62.3%	62.5%

Following are summaries of the fair values and unrealized losses of temporarily impaired debt securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Available for Sale
March 31, 2018
U.S. government-sponsored entities	8	$158,212	$(1,389)	10	$200,436	$(4,563)	18	$358,648	$(5,952)
Residential mortgage-backed securities:
Agency mortgage-backed securities	59	1,212,767	(25,545)	28	444,583	(16,376)	87	1,657,350	(41,921)
Agency collateralized mortgage obligations	16	470,878	(13,274)	33	312,687	(15,306)	49	783,565	(28,580)
States of the U.S. and political subdivisions	7	11,434	(108)	1	877	(10)	8	12,311	(118)
Other debt securities	—	—	—	3	4,655	(261)	3	4,655	(261)
Total temporarily impaired debt securities AFS	90	$1,853,291	$(40,316)	75	$963,238	$(36,516)	165	$2,816,529	$(76,832)
December 31, 2017
U.S. government-sponsored entities	7	$106,809	$(363)	10	$201,485	$(3,514)	17	$308,294	$(3,877)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	976,738	(7,723)	28	473,625	(9,796)	71	1,450,363	(17,519)
Agency collateralized mortgage obligations	14	409,005	(6,231)	33	335,452	(11,846)	47	744,457	(18,077)
States of the U.S. and political subdivisions	7	11,254	(55)	1	879	(9)	8	12,133	(64)
Other debt securities	—	—	—	3	4,670	(243)	3	4,670	(243)
Total temporarily impaired debt securities AFS	71	$1,503,806	$(14,372)	75	$1,016,111	$(25,408)	146	$2,519,917	$(39,780)

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Held to Maturity
March 31, 2018
U.S. government-sponsored entities	4	$54,558	$(465)	10	$184,750	$(5,251)	14	$239,308	$(5,716)
Residential mortgage-backed securities:
Agency mortgage-backed securities	73	935,246	(20,410)	11	173,759	(7,062)	84	1,109,005	(27,472)
Agency collateralized mortgage obligations	16	267,299	(5,862)	35	444,572	(24,109)	51	711,871	(29,971)
Commercial mortgage-backed securities	6	48,737	(637)	3	19,909	(608)	9	68,646	(1,245)
States of the U.S. and political subdivisions	148	517,101	(16,245)	37	112,879	(14,845)	185	629,980	(31,090)
Total temporarily impaired debt securities HTM	247	$1,822,941	$(43,619)	96	$935,869	$(51,875)	343	$2,758,810	$(95,494)
December 31, 2017
U.S. government-sponsored entities	4	$54,790	$(239)	10	$185,851	$(4,149)	14	$240,641	$(4,388)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	648,485	(4,855)	11	183,989	(4,203)	47	832,474	(9,058)
Agency collateralized mortgage obligations	14	275,290	(1,701)	35	473,257	(18,394)	49	748,547	(20,095)
Commercial mortgage-backed securities	3	26,399	(123)	2	19,443	(452)	5	45,842	(575)
States of the U.S. and political subdivisions	16	56,739	(933)	37	121,536	(6,197)	53	178,275	(7,130)
Total temporarily impaired debt securities HTM	73	$1,061,703	$(7,851)	95	$984,076	$(33,395)	168	$2,045,779	$(41,246)
We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the three months ended March 31, 2018 or 2017.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $960.2 million as of March 31, 2018 is highly rated with an average entity-specific rating of AA and 100% of the portfolio rated A or better. All of the securities in the municipal portfolio except one are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located throughout Pennsylvania, Ohio, Maryland, North Carolina and South Carolina. The average holding size of the securities in the municipal bond portfolio is $3.0 million. In addition to the strong stand-alone ratings, 62% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 5.    LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
March 31, 2018
Commercial real estate	$5,465,150	$3,346,325	$8,811,475
Commercial and industrial	3,688,120	591,849	4,279,969
Commercial leases	279,582	—	279,582
Other	39,347	—	39,347
Total commercial loans and leases	9,472,199	3,938,174	13,410,373
Direct installment	1,737,242	134,397	1,871,639
Residential mortgages	2,131,338	630,763	2,762,101
Indirect installment	1,524,330	171	1,524,501
Consumer lines of credit	1,135,488	558,295	1,693,783
Total consumer loans	6,528,398	1,323,626	7,852,024
Total loans and leases, net of unearned income	$16,000,597	$5,261,800	$21,262,397
December 31, 2017
Commercial real estate	$5,174,783	$3,567,081	$8,741,864
Commercial and industrial	3,495,247	675,420	4,170,667
Commercial leases	266,720	—	266,720
Other	17,063	—	17,063
Total commercial loans and leases	8,953,813	4,242,501	13,196,314
Direct installment	1,755,713	149,822	1,905,535
Residential mortgages	2,036,226	666,465	2,702,691
Indirect installment	1,448,268	165	1,448,433
Consumer lines of credit	1,151,470	594,323	1,745,793
Total consumer loans	6,391,677	1,410,775	7,802,452
Total loans and leases, net of unearned income	$15,345,490	$5,653,276	$20,998,766
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.

The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market areas of Pennsylvania, eastern Ohio, Maryland, North Carolina, South Carolina and northern West Virginia.
The following table shows certain information relating to commercial real estate loans:

(dollars in thousands)	March 31, 2018	December 31, 2017
Commercial construction, acquisition and development loans	$1,167,699	$1,170,175
Percent of total loans and leases	5.5%	5.6%
Commercial real estate:
Percent owner-occupied	35.2%	35.3%
Percent non-owner-occupied	64.8%	64.7%
Acquired Loans
All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1 of our 2017 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of acquired loans included in the Consolidated Balance Sheets are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Accounted for under ASC 310-30:
Outstanding balance	$4,853,516	$5,176,015
Carrying amount	4,521,926	4,834,256
Accounted for under ASC 310-20:
Outstanding balance	754,251	835,130
Carrying amount	733,037	812,322
Total acquired loans:
Outstanding balance	5,607,767	6,011,145
Carrying amount	5,254,963	5,646,578
The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.
The carrying amount of purchased credit impaired loans included in the table above totaled $1.7 million at March 31, 2018 and $1.9 million at December 31, 2017, representing 0.03% of the carrying amount of total acquired loans as of each date.
The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$708,481	$467,070
Acquisitions	—	443,261
Reduction due to unexpected early payoffs	(25,833)	(20,560)
Reclass from non-accretable difference	64,216	23,106
Disposals/transfers	(57)	(36)
Other	(403)	—
Accretion	(59,079)	(25,241)
Balance at end of period	$687,325	$887,600

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
During the three months ended March 31, 2018, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $64.2 million from the non-accretable difference to accretable yield. This reclassification was $23.1 million for the three months ended March 31, 2017. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.
Credit Quality
Management monitors the credit quality of our loan portfolio using several performance measures to do so based on payment activity and borrower performance.
Non-performing loans include non-accrual loans and non-performing TDRs. Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. We place originated loans on non-accrual status and discontinue interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days or when the full amount of principal and interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans and leases are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days, though we may place a loan on non-accrual prior to these past due thresholds as warranted. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. The majority of TDRs are loans in which we have granted a concession on the interest rate or the original repayment terms due to the borrower’s financial distress.
Following is a summary of non-performing assets:

(dollars in thousands)	March 31, 2018	December 31, 2017
Non-accrual loans	$77,684	$74,635
Troubled debt restructurings	24,452	23,481
Total non-performing loans	102,136	98,116
Other real estate owned	40,980	40,606
Total non-performing assets	$143,116	$138,722
Asset quality ratios:
Non-performing loans / total loans and leases	0.48%	0.47%
Non-performing loans + OREO / total loans and leases + OREO	0.67%	0.66%
Non-performing assets / total assets	0.45%	0.44%
The carrying value of residential other real estate owned held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $4.8 million at March 31, 2018 and $3.6 million at December 31, 2017. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2018 and December 31, 2017 totaled $13.8 million and $15.2 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
March 31, 2018
Commercial real estate	$8,345	$1	$27,349	$35,695	$5,429,455	$5,465,150
Commercial and industrial	6,793	3	19,705	26,501	3,661,619	3,688,120
Commercial leases	692	—	1,399	2,091	277,491	279,582
Other	183	73	1,000	1,256	38,091	39,347
Total commercial loans and leases	16,013	77	49,453	65,543	9,406,656	9,472,199
Direct installment	8,129	3,913	8,411	20,453	1,716,789	1,737,242
Residential mortgages	14,870	1,982	5,254	22,106	2,109,232	2,131,338
Indirect installment	6,850	511	2,234	9,595	1,514,735	1,524,330
Consumer lines of credit	4,550	821	2,769	8,140	1,127,348	1,135,488
Total consumer loans	34,399	7,227	18,668	60,294	6,468,104	6,528,398
Total originated loans and leases	$50,412	$7,304	$68,121	$125,837	$15,874,760	$16,000,597
December 31, 2017
Commercial real estate	$8,273	$1	$24,773	$33,047	$5,141,736	$5,174,783
Commercial and industrial	8,948	3	17,077	26,028	3,469,219	3,495,247
Commercial leases	1,382	41	1,574	2,997	263,723	266,720
Other	83	153	1,000	1,236	15,827	17,063
Total commercial loans and leases	18,686	198	44,424	63,308	8,890,505	8,953,813
Direct installment	13,192	4,466	8,896	26,554	1,729,159	1,755,713
Residential mortgages	14,096	2,832	5,771	22,699	2,013,527	2,036,226
Indirect installment	10,313	611	2,240	13,164	1,435,104	1,448,268
Consumer lines of credit	5,859	1,014	2,313	9,186	1,142,284	1,151,470
Total consumer loans	43,460	8,923	19,220	71,603	6,320,074	6,391,677
Total originated loans and leases	$62,146	$9,121	$63,644	$134,911	$15,210,579	$15,345,490

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount) Premium	Total Loans
Acquired Loans
March 31, 2018
Commercial real estate	$32,697	$64,550	$3,735	$100,982	$3,433,231	$(187,888)	$3,346,325
Commercial and industrial	5,135	4,617	4,652	14,404	612,354	(34,909)	591,849
Total commercial loans	37,832	69,167	8,387	115,386	4,045,585	(222,797)	3,938,174
Direct installment	2,826	1,746	—	4,572	128,754	1,071	134,397
Residential mortgages	15,113	13,059	—	28,172	642,966	(40,375)	630,763
Indirect installment	—	1	—	1	7	163	171
Consumer lines of credit	5,357	2,139	1,176	8,672	561,906	(12,283)	558,295
Total consumer loans	23,296	16,945	1,176	41,417	1,333,633	(51,424)	1,323,626
Total acquired loans	$61,128	$86,112	$9,563	$156,803	$5,379,218	$(274,221)	$5,261,800
December 31, 2017
Commercial real estate	$34,928	$63,092	$3,975	$101,995	$3,657,152	$(192,066)	$3,567,081
Commercial and industrial	3,187	6,452	5,663	15,302	698,265	(38,147)	675,420
Total commercial loans	38,115	69,544	9,638	117,297	4,355,417	(230,213)	4,242,501
Direct installment	5,267	2,013	—	7,280	141,386	1,156	149,822
Residential mortgages	17,191	15,139	—	32,330	675,499	(41,364)	666,465
Indirect installment	—	1	—	1	10	154	165
Consumer lines of credit	6,353	3,253	1,353	10,959	596,298	(12,934)	594,323
Total consumer loans	28,811	20,406	1,353	50,570	1,413,193	(52,988)	1,410,775
Total acquired loans	$66,926	$89,950	$10,991	$167,867	$5,768,610	$(283,201)	$5,653,276

(1)	Past due information for acquired loans is based on the contractual balance outstanding at March 31, 2018 and December 31, 2017.

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
The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
March 31, 2018
Commercial real estate	$5,195,183	$148,120	$121,542	$305	$5,465,150
Commercial and industrial	3,412,745	191,627	80,803	2,945	3,688,120
Commercial leases	269,837	3,518	6,227	—	279,582
Other	38,231	43	1,073	—	39,347
Total originated commercial loans and leases	$8,915,996	$343,308	$209,645	$3,250	$9,472,199
December 31, 2017
Commercial real estate	$4,922,872	$152,744	$98,728	$439	$5,174,783
Commercial and industrial	3,266,966	132,975	92,091	3,215	3,495,247
Commercial leases	260,235	4,425	2,060	—	266,720
Other	15,866	43	1,154	—	17,063
Total originated commercial loans and leases	$8,465,939	$290,187	$194,033	$3,654	$8,953,813
Acquired Loans
March 31, 2018
Commercial real estate	$2,877,345	$225,364	$243,402	$214	$3,346,325
Commercial and industrial	520,361	28,166	43,314	8	591,849
Total acquired commercial loans	$3,397,706	$253,530	$286,716	$222	$3,938,174
December 31, 2017
Commercial real estate	$3,102,788	$250,987	$213,089	$217	$3,567,081
Commercial and industrial	603,611	26,059	45,661	89	675,420
Total acquired commercial loans	$3,706,399	$277,046	$258,750	$306	$4,242,501
Credit quality information for acquired loans is based on the contractual balance outstanding at March 31, 2018 and December 31, 2017.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non- Performing	Total
Originated loans
March 31, 2018
Direct installment	$1,721,589	$15,653	$1,737,242
Residential mortgages	2,115,204	16,134	2,131,338
Indirect installment	1,521,906	2,424	1,524,330
Consumer lines of credit	1,130,978	4,510	1,135,488
Total originated consumer loans	$6,489,677	$38,721	$6,528,398
December 31, 2017
Direct installment	$1,739,060	$16,653	$1,755,713
Residential mortgages	2,019,816	16,410	2,036,226
Indirect installment	1,445,833	2,435	1,448,268
Consumer lines of credit	1,147,576	3,894	1,151,470
Total originated consumer loans	$6,352,285	$39,392	$6,391,677
Acquired loans
March 31, 2018
Direct installment	$134,327	$70	$134,397
Residential mortgages	630,763	—	630,763
Indirect installment	171	—	171
Consumer lines of credit	556,633	1,662	558,295
Total acquired consumer loans	$1,321,894	$1,732	$1,323,626
December 31, 2017
Direct installment	$149,751	$71	$149,822
Residential mortgages	666,465	—	666,465
Indirect installment	165	—	165
Consumer lines of credit	592,384	1,939	594,323
Total acquired consumer loans	$1,408,765	$2,010	$1,410,775
Loans and leases are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, we do not consider loans and leases for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan and lease relationships less than $0.5 million based on loan and lease segment loss given default. For commercial loan and lease relationships greater than or equal to $0.5 million, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with our existing method of income recognition for loans and leases, interest income on impaired loans, except those classified as non-accrual, is recognized using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Three Months Ended March 31, 2018
Commercial real estate	$30,584	$25,478	$1,751	$27,229	$305	$25,988
Commercial and industrial	26,034	15,859	5,007	20,866	2,945	20,479
Commercial leases	1,399	1,399	—	1,399	—	1,486
Other	—	—	—	—	—	—
Total commercial loans and leases	58,017	42,736	6,758	49,494	3,250	47,953
Direct installment	18,623	15,653	—	15,653	—	16,153
Residential mortgages	17,448	16,134	—	16,134	—	16,272
Indirect installment	4,648	2,424	—	2,424	—	2,429
Consumer lines of credit	5,698	4,510	—	4,510	—	4,202
Total consumer loans	46,417	38,721	—	38,721	—	39,056
Total	$104,434	$81,457	$6,758	$88,215	$3,250	$87,009
At or for the Year Ended December 31, 2017
Commercial real estate	$27,718	$21,748	$2,906	$24,654	$439	$24,413
Commercial and industrial	29,307	11,595	4,457	16,052	3,215	23,907
Commercial leases	1,574	1,574	—	1,574	—	1,386
Other	—	—	—	—	—	—
Total commercial loans and leases	58,599	34,917	7,363	42,280	3,654	49,706
Direct installment	19,375	16,653	—	16,653	—	16,852
Residential mortgages	17,754	16,410	—	16,410	—	15,984
Indirect installment	5,709	2,435	—	2,435	—	2,279
Consumer lines of credit	5,039	3,894	—	3,894	—	3,815
Total consumer loans	47,877	39,392	—	39,392	—	38,930
Total	$106,476	$74,309	$7,363	$81,672	$3,654	$88,636

Interest income continued to accrue on certain impaired loans and totaled approximately $1.6 million and $1.9 million for the three months ended March 31, 2018 and 2017, respectively. The above tables do not reflect the additional allowance for credit losses relating to acquired loans. Following is a summary of the allowance for credit losses required for acquired loans due to changes in credit quality subsequent to the acquisition date:

(in thousands)	March 31, 2018	December 31, 2017
Commercial real estate	$2,732	$4,976
Commercial and industrial	1,785	(415)
Total commercial loans	4,517	4,561
Direct installment	1,804	1,553
Residential mortgages	518	484
Indirect installment	240	177
Consumer lines of credit	(242)	(77)
Total consumer loans	2,320	2,137
Total allowance on acquired loans	$6,837	$6,698
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
Following is a summary of the composition of total TDRs:

(in thousands)	Originated	Acquired	Total
March 31, 2018
Accruing:
Performing	$19,525	$249	$19,774
Non-performing	21,283	3,169	24,452
Non-accrual	10,668	357	11,025
Total TDRs	$51,476	$3,775	$55,251
December 31, 2017
Accruing:
Performing	$19,538	$266	$19,804
Non-performing	20,173	3,308	23,481
Non-accrual	10,472	234	10,706
Total TDRs	$50,183	$3,808	$53,991
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the three months ended March 31, 2018, we returned to performing status $1.2 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased impaired loans, commercial loans over $0.5 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. Our allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individually impaired loans under $0.5 million based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses. The reserve for commercial TDRs included in the allowance for credit losses is presented in the following table:

(in thousands)	March 31, 2018	December 31, 2017
Specific reserves for commercial TDRs	$726	$95
Pooled reserves for individual commercial loans	519	469
All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $4.0 million for both March 31, 2018 and December 31, 2017. Upon default of an individual loan, our charge-off policy is followed accordingly for that class of loan.
Following is a summary of TDR loans, by class:

	Three Months Ended March 31, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$328	$328
Commercial and industrial	1	1,687	1,230
Total commercial loans	2	2,015	1,558
Direct installment	182	1,135	1,056
Residential mortgages	11	501	504
Indirect installment	9	13	12
Consumer lines of credit	21	352	287
Total consumer loans	223	2,001	1,859
Total	225	$4,016	$3,417

	Three Months Ended March 31, 2017
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$114	$109
Commercial and industrial	—	—	—
Total commercial loans	1	114	109
Direct installment	171	1,488	1,412
Residential mortgages	8	163	176
Indirect installment	5	17	14
Consumer lines of credit	22	742	729
Total consumer loans	206	2,410	2,331
Total	207	$2,524	$2,440

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended March 31, 2018
(dollars in thousands)	Number of Contracts	Recorded Investment
Direct installment	45	$130
Residential mortgages	4	190
Indirect installment	5	10
Consumer lines of credit	1	196
Total consumer loans	55	526
Total	55	$526

	Three Months Ended March 31, 2017
(dollars in thousands)	Number of Contracts	Recorded Investment
Direct installment	29	$82
Residential mortgages	2	224
Indirect installment	6	10
Consumer lines of credit	1	34
Total consumer loans	38	350
Total	38	$350

NOTE 6.    ALLOWANCE FOR CREDIT LOSSES
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

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2018
Commercial real estate	$50,281	$(225)	$337	$112	$3,123	$53,516
Commercial and industrial	51,963	(5,920)	369	(5,551)	6,601	53,013
Commercial leases	5,646	(171)	10	(161)	630	6,115
Other	1,843	(797)	297	(500)	652	1,995
Total commercial loans and leases	109,733	(7,113)	1,013	(6,100)	11,006	114,639
Direct installment	20,936	(3,470)	440	(3,030)	2,222	20,128
Residential mortgages	15,507	(79)	91	12	(239)	15,280
Indirect installment	11,967	(2,409)	895	(1,514)	1,502	11,955
Consumer lines of credit	10,539	(531)	121	(410)	279	10,408
Total consumer loans	58,949	(6,489)	1,547	(4,942)	3,764	57,771
Total allowance on originated loans and leases	168,682	(13,602)	2,560	(11,042)	14,770	172,410
Purchased credit-impaired loans	635	—	—	—	(13)	622
Other acquired loans	6,063	(309)	723	414	(262)	6,215
Total allowance on acquired loans	6,698	(309)	723	414	(275)	6,837
Total allowance for credit losses	$175,380	$(13,911)	$3,283	$(10,628)	$14,495	$179,247

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2017
Commercial real estate	$46,635	$(988)	$361	$(627)	$381	$46,389
Commercial and industrial	47,991	(2,463)	474	(1,989)	7,568	53,570
Commercial leases	3,280	(506)	1	(505)	738	3,513
Other	1,392	(973)	327	(646)	1,063	1,809
Total commercial loans and leases	99,298	(4,930)	1,163	(3,767)	9,750	105,281
Direct installment	21,391	(2,874)	628	(2,246)	1,065	20,210
Residential mortgages	10,082	(180)	161	(19)	147	10,210
Indirect installment	10,564	(2,370)	781	(1,589)	655	9,630
Consumer lines of credit	9,456	(458)	165	(293)	(280)	8,883
Total consumer loans	51,493	(5,882)	1,735	(4,147)	1,587	48,933
Total allowance on originated loans and leases	150,791	(10,812)	2,898	(7,914)	11,337	154,214
Purchased credit-impaired loans	572	—	—	—	88	660
Other acquired loans	6,696	(482)	269	(213)	(575)	5,908
Total allowance on acquired loans	7,268	(482)	269	(213)	(487)	6,568
Total allowance for credit losses	$158,059	$(11,294)	$3,167	$(8,127)	$10,850	$160,782

Following is a summary of the individual and collective originated allowance for credit losses and corresponding originated loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2018
Commercial real estate	$305	$53,211	$5,465,150	$12,292	$5,452,858
Commercial and industrial	2,945	50,068	3,688,120	10,880	3,677,240
Commercial leases	—	6,115	279,582	—	279,582
Other	—	1,995	39,347	—	39,347
Total commercial loans and leases	3,250	111,389	9,472,199	23,172	9,449,027
Direct installment	—	20,128	1,737,242	—	1,737,242
Residential mortgages	—	15,280	2,131,338	—	2,131,338
Indirect installment	—	11,955	1,524,330	—	1,524,330
Consumer lines of credit	—	10,408	1,135,488	—	1,135,488
Total consumer loans	—	57,771	6,528,398	—	6,528,398
Total	$3,250	$169,160	$16,000,597	$23,172	$15,977,425
December 31, 2017
Commercial real estate	$439	$49,842	$5,174,783	$11,114	$5,163,669
Commercial and industrial	3,215	48,748	3,495,247	9,872	3,485,375
Commercial leases	—	5,646	266,720	—	266,720
Other	—	1,843	17,063	—	17,063
Total commercial loans and leases	3,654	106,079	8,953,813	20,986	8,932,827
Direct installment	—	20,936	1,755,713	—	1,755,713
Residential mortgages	—	15,507	2,036,226	—	2,036,226
Indirect installment	—	11,967	1,448,268	—	1,448,268
Consumer lines of credit	—	10,539	1,151,470	—	1,151,470
Total consumer loans	—	58,949	6,391,677	—	6,391,677
Total	$3,654	$165,028	$15,345,490	$20,986	$15,324,504

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others, as of March 31, 2018 and December 31, 2017, is listed below:

(in thousands)	March 31, 2018	December 31, 2017
Mortgage loans sold with servicing retained	$3,417,642	$3,256,548

The following table summarizes activity relating to mortgage loans sold with servicing retained:

	Three Months Ended March 31,
(in thousands)	2018	2017
Mortgage loans sold with servicing retained	$236,893	$129,843
Pretax gains resulting from above loan sales (1)	3,798	3,638
Mortgage servicing fees (1)	2,174	1,603
(1) Recorded in mortgage banking operations.
Following is a summary of the MSR activity:

	Three Months Ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$29,053	$13,521
Fair value of MSRs acquired	—	8,553
Additions	2,710	1,454
Payoffs and curtailments	(405)	(139)
Amortization	(567)	(523)
Balance at end of period	$30,791	$22,866
Fair value, beginning of period	$32,419	$17,546
Fair value, end of period	36,445	26,962
We did not have a valuation allowance for MSRs for any of the periods presented in the table above.
The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third party appraisals. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR and as interest rates increase, mortgage loan prepayments decline, which results in an increase in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:

(dollars in thousands)	March 31, 2018	December 31, 2017
Weighted average life (months)	84.5	80.4
Constant prepayment rate (annualized)	9.1%	9.9%
Discount rate	9.9%	9.9%
Effect on fair value due to change in interest rates:
+0.25%	$1,179	$1,737
+0.50%	2,131	3,220
-0.25%	(1,476)	(1,937)
-0.50%	(3,237)	(4,007)
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

SBA-Guaranteed Loan Servicing
Beginning in March 2017, as a result of the YDKN acquisition, we retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors, as of March 31, 2018 and December 31, 2017, was as follows:

(in thousands)	March 31, 2018	December 31, 2017
SBA loans sold to investors with servicing retained	$300,857	$305,977
The following table summarizes activity relating to SBA loans sold with servicing retained:

	Three Months Ended March 31,
(in thousands)	2018	2017
SBA loans sold with servicing retained	$12,288	$—
Pretax gains resulting from above loan sales (1)	1,101	—
SBA servicing fees (1)	750	115
(1) Recorded in non-interest income.
Following is a summary of the activity in SBA servicing rights:

	Three Months Ended March 31,
(in thousands)	2017	2017
Balance at beginning of period	$5,058	$—
Fair value of servicing rights acquired	—	5,399
Additions	388	—
Impairment (charge) / recovery	(90)	—
Amortization	(294)	(60)
Balance at end of period	$5,062	$5,339
Fair value, beginning of period	$5,058	$—
Fair value, end of period	5,062	5,339
Following is a summary of key assumptions and the sensitivity of the SBA loan servicing rights to changes in these assumptions:

	March 31, 2018					December 31, 2017
		Decline in fair value due to					Decline in fair value due to
(dollars in thousands)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	61.0					63.5
Constant prepayment rate (annualized)	10.01%	$(158)	$(309)	$—	$—	9.29%	$(145)	$(284)	$—	$—
Discount rate	14.76	—	—	(148)	(287)	14.87	—	—	(147)	(286)
The fair value of the SBA servicing rights is compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We had a $0.4 million valuation allowance for SBA servicing rights as of March 31, 2018.

NOTE 8.    BORROWINGS
Following is a summary of short-term borrowings:

(in thousands)	March 31, 2018	December 31, 2017
Securities sold under repurchase agreements	$280,492	$256,017
Federal Home Loan Bank advances	1,555,000	2,285,000
Federal funds purchased	1,830,000	1,000,000
Subordinated notes	136,988	137,320
Total short-term borrowings	$3,802,480	$3,678,337
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.
Following is a summary of long-term borrowings:

(in thousands)	March 31, 2018	December 31, 2017
Federal Home Loan Bank advances	$300,053	$310,061
Subordinated notes	89,523	87,614
Junior subordinated debt	110,466	110,347
Other subordinated debt	159,848	160,151
Total long-term borrowings	$659,890	$668,173
Our banking affiliate has available credit with the FHLB of $7.8 billion, of which $1.9 billion was utilized as of March 31, 2018. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.39% to 4.19% for the three months ended March 31, 2018 and 0.95% to 4.19% for the year ended December 31, 2017.
The junior subordinated debt is comprised of the debt securities issued by FNB in relation to our unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated variable interest entities, and is included on the balance sheet in long-term borrowings. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our financial statements. We record the distributions on the junior subordinated debt issued to the Trusts as interest expense.

The following table provides information relating to the Trusts as of March 31, 2018:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/2036	3.77%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,483	10/18/2034	3.92%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25,000	774	20,925	12/15/2037	3.44%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25,000	774	21,859	9/30/2035	3.79%	LIBOR + 146 bps
American Community Capital Trust II	10,000	310	10,446	12/15/2033	5.11%	LIBOR + 280 bps
Crescent Financial Capital Trust I	8,000	248	8,588	10/7/2033	4.82%	LIBOR + 310 bps
Total	$115,500	$3,885	$110,466

NOTE 9.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

	March 31, 2018			December 31, 2017
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$705,000	$—	$3,662	$705,000	$228	$1,982
Interest rate swaps – not designated	2,422,236	3,481	9,117	2,245,442	1,169	11,599
Equity contracts – not designated	1,180	26	—	1,180	51	—
Total subject to master netting arrangements	3,128,416	3,507	12,779	2,951,622	1,448	13,581
Not subject to master netting arrangements:
Interest rate swaps – not designated	2,422,236	15,176	38,787	2,245,442	27,233	15,303
Interest rate lock commitments – not designated	78,368	1,380	5	88,107	1,594	5
Forward delivery commitments – not designated	94,996	209	231	106,572	233	148
Credit risk contracts – not designated	206,747	20	64	235,196	39	109
Equity contracts – not designated	1,180	—	26	1,180	—	51
Total not subject to master netting arrangements	2,803,527	16,785	39,113	2,676,497	29,099	15,616
Total	$5,931,943	$20,292	$51,892	$5,628,119	$30,547	$29,197
Beginning in the first quarter of 2017, certain derivative exchanges have enacted a rule change which in effect results in the legal characterization of variation margin payments for certain derivative contracts as settlement of the derivatives mark-to-market exposure and not collateral. This rule change became effective for us in the first quarter of 2017. Accordingly, we have changed our reporting of certain derivatives to record variation margin on trades cleared through exchanges that have adopted the rule change as settled where we had previously recorded cash collateral. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
Derivatives Designated as Hedging Instruments under GAAP
Interest Rate Contracts. We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and five of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. Any ineffective portion of the gain or loss is reported in earnings immediately.
Following is a summary of key data related to interest rate contracts:

(in thousands)	March 31, 2018	December 31, 2017
Notional amount	$705,000	$705,000
Fair value included in other assets	—	228
Fair value included in other liabilities	3,662	1,982

The following table shows amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2018:

(in thousands)	Total	Net of Tax
Reclassified from AOCI to interest income	$93	$73
Reclassified from AOCI to interest expense	(129)	(102)
As of March 31, 2018, the maximum length of time over which forecasted interest cash flows are hedged is 5 years. In the twelve months that follow March 31, 2018, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $3.2 million ($2.5 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2018.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the three months ended March 31, 2018 and 2017, there was no hedge ineffectiveness. Also, during the three months ended March 31, 2018 and 2017, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Following is a summary of key data related to interest rate swaps:

(in thousands)	March 31, 2018	December 31, 2017
Notional amount	$4,844,472	$4,490,884
Fair value included in other assets	18,657	28,402
Fair value included in other liabilities	47,904	26,902
The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Interest Rate Lock Commitments. Interest rate lock commitments represent an agreement to extend credit to a mortgage loan borrower, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. We are bound to fund the loan at a specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date, subject to the loan approval process. The borrower is not obligated to perform under the commitment. As such, outstanding IRLCs subject us to interest rate risk and related price risk during the period from the commitment to the borrower through the loan funding date, or commitment expiration. The IRLCs generally range between 30 to 270 days. The IRLCs are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as mortgage banking operations income.
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
Credit Risk Contracts. We purchase and sell credit protection under risk participation agreements to share with other counterparties some of the credit exposure related to interest rate derivative contracts or to take on credit exposure to generate revenue. We will make/receive payments under these agreements if a customer defaults on their obligation to perform under certain derivative swap contracts.
Risk participation agreements sold with notional amounts totaling $128.7 million as of March 31, 2018 have remaining terms ranging from three months to nine years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.06 million and $0.1 million at March 31, 2018 and December 31, 2017, respectively. The fair values of risk participation agreements purchased and sold were $0.02 million and $(0.06) million, respectively, at December 31, 2018 and $0.04 million and $(0.1) million, respectively at December 31, 2017.
Counterparty Credit Risk
We are party to master netting arrangements with most of our swap derivative dealer counterparties. Collateral, usually marketable securities and/or cash, is exchanged between FNB and our counterparties, and is generally subject to thresholds and transfer minimums. For swap transactions that require central clearing, we post cash to our clearing agency. Collateral positions are settled or valued daily, and adjustments to amounts received and pledged by us are made as appropriate to maintain proper collateralization for these transactions.
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.6 million and $0.9 million as of March 31, 2018 and December 31, 2017, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheets to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
March 31, 2018
Derivative Assets
Interest rate contracts:
Designated	$—	$—	$—	$—
Not designated	3,481	3,451	—	30
Equity contracts – not designated	26	26	—	—
Total	$3,507	$3,477	$—	$30

Derivative Liabilities
Interest rate contracts:
Designated	$3,662	$3,662	$—	$—
Not designated	9,117	8,592	—	525
Total	$12,779	$12,254	$—	$525

December 31, 2017
Derivative Assets
Interest rate contracts:
Designated	$228	$228	$—	$—
Not designated	1,169	1,169	—	—
Equity contracts – not designated	51	51	—	—
Total	$1,448	$1,448	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$1,982	$1,982	$—	$—
Not designated	11,599	10,940	—	659
Total	$13,581	$12,922	$—	$659
The following table presents the effect of certain derivative financial instruments on the income statement:

		Three Months Ended March 31,
(in thousands)	Income Statement Location	2018	2017
Interest Rate Contracts	Interest income - loans and leases	$93	$506
Interest Rate Contracts	Interest expense – short-term borrowings	(129)	148
Interest Rate Swaps	Other income	(160)	(219)
Credit Risk Contracts	Other income	27	19

NOTE 10.    COMMITMENTS, CREDIT RISK AND CONTINGENCIES
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
Following is a summary of off-balance sheet credit risk information:

(in thousands)	March 31, 2018	December 31, 2017
Commitments to extend credit	$7,097,958	$6,957,822
Standby letters of credit	136,661	132,904
At March 31, 2018, funding of 76.4% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

NOTE 11.    STOCK INCENTIVE PLANS
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
For performance-based restricted stock awards granted, the recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on our total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued, regardless of the actual vesting percentages.
As of March 31, 2018, we had available up to 2,636,450 shares of common stock to issue under this Plan.

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
The following table summarizes the activity relating to restricted stock awards during the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Awards	Weighted Average Grant Price per Share	Awards	Weighted Average Grant Price per Share
Unvested awards outstanding at beginning of period	1,975,862	$13.64	1,836,363	$12.97
Vested	(7,631)	12.83	(243,982)	11.83
Forfeited/expired	(19,893)	14.02	(2,950)	13.00
Dividend reinvestment	16,373	14.37	12,253	14.54
Unvested awards outstanding at end of period	1,964,711	13.65	1,601,684	13.16
The following table provides certain information related to restricted stock awards:

(in thousands)	Three Months Ended March 31,
	2018	2017
Stock-based compensation expense	$1,939	$1,760
Tax benefit related to stock-based compensation expense	407	616
Fair value of awards vested	110	3,802

As of March 31, 2018, there was $9.8 million of unrecognized compensation cost related to unvested restricted stock awards, including $0.6 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. The components of the restricted stock awards as of March 31, 2018 are as follows:

(dollars in thousands)	Service- Based Awards	Performance- Based Awards	Total
Unvested restricted stock awards	1,050,062	914,649	1,964,711
Unrecognized compensation expense	$5,691	$4,061	$9,752
Intrinsic value	$14,123	$12,302	$26,425
Weighted average remaining life (in years)	1.76	1.50	1.64
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:

	Three Months Ended March 31,
	2018		2017
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
Options outstanding at beginning of period	722,650	$7.96	892,532	$8.95
Assumed from acquisitions	—	—	207,645	8.92
Exercised	(163,035)	7.79	(131,792)	9.44
Forfeited/expired	(237)	10.72	(49,281)	10.91
Options outstanding and exercisable at end of period	559,378	8.03	919,104	8.77
The intrinsic value of outstanding and exercisable stock options at March 31, 2018 was $3.0 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 12.    RETIREMENT PLANS
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

	Three Months Ended March 31,
(in thousands)	2018	2017
401(k) contribution expense	$3,610	$2,767
We also sponsor an Employee Retirement Income Security Act of 1974 (ERISA) Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Additionally, we sponsor a qualified non-contributory defined benefit pension plan and two supplemental non-qualified retirement plans that have been frozen. The net periodic benefit credit for these plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2018	2017
Service cost	$(4)	$(4)
Interest cost	1,560	1,477
Expected return on plan assets	(2,895)	(2,427)
Amortization:
Unrecognized prior service cost	—	2
Unrecognized loss	623	628
Net periodic pension credit	$(716)	$(324)

NOTE 13.      INCOME TAXES
The TCJA includes several changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, which became effective January 1, 2018. We recognized the initial income tax effects of the TCJA in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. As such, our financial results reflect the income tax effects of the TCJA for which the accounting under ASC 740 is complete, as well as for provisional amounts for those specific income tax effects under ASC 740 that are incomplete, but a reasonable estimate could be determined. We did not identify any items for which the income tax effects of the TCJA have not been completed and a reasonable estimate could not be determined as of December 31, 2017, which was our first reporting date after the TCJA enactment. Examples of unavailable or unanalyzed information for which we have provisional estimates include deferred taxes related to depreciation (including lease financing), partnership earnings, and realized built-in losses from a prior acquisition. These estimates are subject to change as additional data is gathered, as interpretations and guidance are received, and as the final analyses are completed. The measurement period ends when we have analyzed the information necessary to finalize our accounting, but cannot extend beyond one year from the TCJA enactment date.
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:

	Three Months Ended March 31,
(in thousands)	2018	2017
Current income taxes:
Federal taxes	$17,700	$6,688
State taxes	1,704	499
Total current income taxes	19,404	7,187
Deferred income taxes:
Federal taxes	1,902	1,690
State taxes	(38)	(2,393)
Total deferred income taxes	1,864	(703)
Total income taxes	$21,268	$6,484
Statutory tax rate	21.0%	35.0%
Effective tax rate	19.7%	22.0%
The effective tax rate for the quarter ended March 31, 2018 under the 21% TCJA statutory federal tax rate was 19.7%. The effective tax rate for the quarter ended March 31, 2017 under the former 35% statutory federal tax rate was 22.0%. The effective tax rate for the quarter ended March 31, 2018 was lower than the statutory tax rate of 21% due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI. The lower effective tax rate for the quarter ended March 31, 2017 primarily related to merger expenses from the Yadkin acquisition.
In the fourth quarter of 2017, we elected to change our accounting policy under ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) to reclassify the income tax effects related to the TCJA from AOCI to retained earnings.
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

NOTE 14.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Losses on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2018
Balance at beginning of period	$(29,626)	$5,407	$(58,833)	$(83,052)
Other comprehensive (loss) income before reclassifications	(29,787)	3,804	484	(25,499)
Amounts reclassified from AOCI	—	(173)	—	(173)
Net current period other comprehensive (loss) income	(29,787)	3,631	484	(25,672)
Balance at end of period	$(59,413)	$9,038	$(58,349)	$(108,724)
The amounts reclassified from AOCI related to debt securities available for sale are included in net securities gains on the Consolidated Income Statements, while the amounts reclassified from AOCI related to derivative instruments are included in interest income on loans and leases on the Consolidated Income Statements.
The tax (benefit) expense amounts reclassified from AOCI in connection with the debt securities available for sale and derivative instruments reclassifications are included in income taxes on the Consolidated Statements of Income.

NOTE 15.    EARNINGS PER COMMON SHARE
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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2018	2017
Net income	$86,762	$22,979
Less: Preferred stock dividends	2,010	2,010
Net income available to common stockholders	$84,752	$20,969
Basic weighted average common shares outstanding	323,740,956	237,379,260
Net effect of dilutive stock options, warrants and restricted stock	2,026,012	1,882,423
Diluted weighted average common shares outstanding	325,766,968	239,261,683
Earnings per common share:
Basic	$0.26	$0.09
Diluted	$0.26	$0.09
The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Average shares excluded from the diluted earnings per common share calculation	21	81,755

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:

	Three Months Ended March 31,
	2018	2017
(in thousands)
Interest paid on deposits and other borrowings	$46,540	$18,606
Transfers of loans to other real estate owned	3,954	20,517

NOTE 17.    BUSINESS SEGMENTS
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

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2018
Interest income	$263,587	$—	$20	$9,294	$26	$272,927
Interest expense	42,360	—	—	910	3,552	46,822
Net interest income	221,227	—	20	8,384	(3,526)	226,105
Provision for credit losses	12,412	—	—	2,083	—	14,495
Non-interest income	53,312	11,002	4,303	638	(1,752)	67,503
Non-interest expense (1)	148,667	8,278	3,711	5,230	979	166,865
Amortization of intangibles	4,105	61	52	—	—	4,218
Income tax expense (benefit)	21,720	589	124	474	(1,639)	21,268
Net income (loss)	87,635	2,074	436	1,235	(4,618)	86,762
Total assets	31,424,150	25,129	20,529	169,737	12,808	31,652,353
Total intangibles	2,315,127	10,128	12,075	1,809	—	2,339,139
At or for the Three Months Ended March 31, 2017
Interest income	$185,381	$—	$20	$9,902	$(610)	$194,693
Interest expense	18,865	—	—	922	2,154	21,941
Net interest income	166,516	—	20	8,980	(2,764)	172,752
Provision for credit losses	9,064	—	—	1,786	—	10,850
Non-interest income	40,716	9,549	4,325	710	(184)	55,116
Non-interest expense (1)	168,283	7,540	3,315	5,231	88	184,457
Amortization of intangibles	2,982	61	55	—	—	3,098
Income tax expense (benefit)	6,311	711	347	1,067	(1,952)	6,484
Net income (loss)	20,592	1,237	628	1,606	(1,084)	22,979
Total assets	29,978,061	22,130	20,514	184,006	(14,016)	30,190,695
Total intangibles	2,332,352	10,353	12,285	1,809	—	2,356,799
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 18.    FAIR VALUE MEASUREMENTS
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the three-month periods ended March 31, 2018 and 2017.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets Measured at Fair Value
Debt securities available for sale
U.S. government-sponsored entities	$—	$358,648	$—	$358,648
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,671,573	—	1,671,573
Agency collateralized mortgage obligations	—	832,350	—	832,350
Non-agency collateralized mortgage obligations	—	1	—	1
Commercial mortgage-backed securities	—	39,213	—	39,213
States of the U.S. and political subdivisions	—	21,023	—	21,023
Other debt securities	—	4,655	—	4,655
Total debt securities available for sale	—	2,927,463	—	2,927,463
Loans held for sale	—	21,610	—	21,610
Marketable equity securities
Fixed income mutual fund	177	—	—	177
Financial services industry	—	944	—	944
Total marketable equity securities	177	944	—	1,121
Derivative financial instruments
Trading	—	18,683	—	18,683
Not for trading	—	229	1,380	1,609
Total derivative financial instruments	—	18,912	1,380	20,292
Total assets measured at fair value on a recurring basis	$177	$2,968,929	$1,380	$2,970,486
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$47,930	$—	$47,930
Not for trading	—	3,957	5	3,962
Total derivative financial instruments	—	51,887	5	51,892
Total liabilities measured at fair value on a recurring basis	$—	$51,887	$5	$51,892

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets Measured at Fair Value
Debt securities available for sale
U.S. government-sponsored entities	$—	$343,942	$—	$343,942
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,598,874	—	1,598,874
Agency collateralized mortgage obligations	—	794,957	—	794,957
Non-agency collateralized mortgage obligations	—	1	—	1
States of the U.S. and political subdivisions	—	21,093	—	21,093
Other debt securities	—	4,670	—	4,670
Total debt securities available for sale	—	2,763,537	—	2,763,537
Equity securities available for sale
Fixed income mutual fund	161	—	—	161
Financial services industry	—	864	—	864
Total equity securities available for sale	161	864	—	1,025
Total securities available for sale	161	2,764,401	—	2,764,562
Loans held for sale	—	56,458	—	56,458
Derivative financial instruments
Trading	—	28,453	—	28,453
Not for trading	—	500	1,594	2,094
Total derivative financial instruments	—	28,953	1,594	30,547
Total assets measured at fair value on a recurring basis	$161	$2,849,812	$1,594	$2,851,567
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$26,953	$—	$26,953
Not for trading	—	2,239	5	2,244
Total derivative financial instruments	—	29,192	5	29,197
Total liabilities measured at fair value on a recurring basis	$—	$29,192	$5	$29,197

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

(in thousands)	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2018
Balance at beginning of period	$—	$—	$—	$1,594	$1,594
Purchases, issuances, sales and settlements:
Purchases	—	—	—	1,380	1,380
Settlements	—	—	—	(1,594)	(1,594)
Balance at end of period	$—	$—	$—	$1,380	$1,380
Year Ended December 31, 2017
Balance at beginning of period	$—	$492	$894	$—	$1,386
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	4	—	4
Included in other comprehensive income	—	86	(6)	—	80
Accretion included in earnings	(1)	—	1	—	—
Purchases, issuances, sales and settlements:
Purchases	12,048	—	—	1,594	13,642
Sales/redemptions	(12,047)	—	(874)	—	(12,921)
Settlements	—	—	(19)	(4,569)	(4,588)
Transfers from Level 3	—	(578)	—	—	(578)
Transfers into Level 3	—	—	—	4,569	4,569
Balance at end of period	$—	$—	$—	$1,594	$1,594
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2018. During the first quarter of 2017, we acquired $12.0 million in other debt securities from YDKN that are measured at Level 3. These securities were sold during the second quarter of 2017. During the first three months of 2017, we transferred equity securities totaling $0.6 million from Level 3 to Level 2, as a result of increased trading activity relating to these securities.
For the three months ended March 31, 2018, we recorded in earnings $0.5 million of unrealized gains relating to the adoption of ASU 2016-01 and market value adjustments on marketable equity securities. These unrealized gains included in earnings are in the other non-interest income line item in the consolidated statement of income. For the three months ended March 31, 2017, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total realized net securities gains included in earnings are in the net securities gains line item in the Consolidated Statements of Income.

In accordance with GAAP, from time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 24 "Fair Value Measurements" in our 2017 Form 10-K. For assets measured at fair value on a non-recurring basis still held at the balance sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2018
Impaired loans	$—	$2,032	$1,475	$3,507
Other real estate owned	—	—	1,621	1,621
Other assets - SBA servicing asset	—	—	5,062	5,062
December 31, 2017
Impaired loans	$—	$2,813	$1,297	$4,110
Other real estate owned	—	10,513	10,823	21,336
Loans held for sale - SBA	—	—	36,432	36,432
Other assets - SBA servicing asset	—	—	5,058	5,058
Substantially all of the fair value amounts in the table above were estimated at a date during the three months or twelve months ended March 31, 2018 and December 31, 2017, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end.
Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2018 had a carrying amount of $3.5 million, which includes an allocated allowance for credit losses of $3.2 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $2.7 million, which was included in the provision for credit losses for the three months ended March 31, 2018.
OREO with a carrying amount of $2.0 million was written down to $1.6 million, resulting in a loss of $0.4 million, which was included in earnings for the three months ended March 31, 2018.
Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each financial instrument:
Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities. For both securities AFS and securities HTM, fair value equals the quoted market price from an active market, if available, and is classified within Level 1. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or pricing models, and is classified as Level 2. Where there is limited market activity or significant valuation inputs are unobservable, securities are classified within Level 3. Under current market conditions, assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions.
Loans and Leases. The fair value of fixed rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans and leases would be made to borrowers with similar credit ratings and for the same remaining maturities less an illiquidity discount, as the fair value measurement represents an exit price from a market participants' viewpoint. The fair value of variable and adjustable rate loans and leases approximates the carrying amount. Due to the significant judgment involved in evaluating credit quality, loans and leases are classified within Level 3 of the fair value hierarchy.
Loan Servicing Rights. For both MSRs and SBA servicing rights, both classified as Level 3 assets, fair value is determined using a discounted cash flow valuation method. These models use significant unobservable inputs including discount rates, prepayment rates and cost to service which have greater subjectivity due to the lack of observable market transactions.

Derivative Assets and Liabilities. See Note 24 "Fair Value Measurements" to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018 for a description of valuation methodologies for derivative assets and liabilities measured at fair value.
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

The fair values of our financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2018
Financial Assets
Cash and cash equivalents	$386,329	$386,329	$386,329	$—	$—
Debt securities available for sale	2,927,463	2,927,463	—	2,927,463	—
Debt securities held to maturity	3,224,000	3,131,964	—	3,131,964	—
Net loans and leases, including loans held for sale	21,121,132	20,900,639	—	21,610	20,879,029
Loan servicing rights	35,853	41,878	—	—	41,878
Marketable equity securities	1,121	1,121	177	944	—
Derivative assets	20,292	20,292	—	18,912	1,380
Accrued interest receivable	95,082	95,082	95,082	—	—
Financial Liabilities
Deposits	22,497,089	22,441,017	17,755,830	4,685,187	—
Short-term borrowings	3,802,480	3,802,988	3,802,988	—	—
Long-term borrowings	659,890	663,085	—	—	663,085
Derivative liabilities	51,892	51,892	—	51,887	5
Accrued interest payable	12,762	12,762	12,762	—	—
December 31, 2017
Financial Assets
Cash and cash equivalents	$479,443	$479,443	$479,443	$—	$—
Securities available for sale	2,764,562	2,764,562	161	2,764,401	—
Debt securities held to maturity	3,242,268	3,218,379	—	3,218,379	—
Net loans and leases, including loans held for sale	20,916,277	20,661,196	—	56,458	20,604,738
Loan servicing rights	34,111	37,758	—	—	37,758
Derivative assets	30,547	30,547	—	28,953	1,594
Accrued interest receivable	94,254	94,254	94,254	—	—
Financial Liabilities
Deposits	22,399,725	22,359,182	17,779,246	4,579,936	—
Short-term borrowings	3,678,337	3,678,723	3,678,723	—	—
Long-term borrowings	668,173	675,489	—	—	675,489
Derivative liabilities	29,197	29,197	—	29,192	5
Accrued interest payable	12,480	12,480	12,480	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis represents an overview of and highlights material changes to our financial condition and results of operations at and for the three-month periods ended March 31, 2018 and 2017. This Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. Our results of operations for the three months ended March 31, 2018 are not necessarily indicative of results expected for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
A number of statements in this Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including our expectations relative to business and financial metrics, our outlook regarding revenues, expenses, earnings. liquidity, asset quality and statements regarding the impact of technology enhancements and customer and business process improvements.
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
Such forward-looking statements may be expressed in a variety of ways, including the use of future and present tense language expressing expectations or predictions of future financial or business performance or conditions based on current performance and trends. Forward-looking statements are typically identified by words such as, "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. In addition to factors previously disclosed in our reports filed with the SEC, the following factors among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; potential difficulties encountered in expanding into a new and remote geographic market; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business and technology initiatives; competitive conditions; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with acquisitions and divestitures; inability to originate and re-sell mortgage loans in accordance with business plans; economic conditions; interruption in or breach of security of our information systems; integrity and functioning of products, information systems and services provided by third party external vendors; changes in tax rules and regulations or interpretations including, but not limited to, the recently enacted Tax Cuts and Jobs Act; changes in accounting policies, standards and interpretations; liquidity risk; changes in asset valuations; and the impact, extent and timing of technological changes, capital management activities, and other actions of the OCC, the FRB, the Consumer Financial Protection Bureau, the FDIC and legislative and regulatory actions and reforms.
Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2017, our subsequent 2018 Quarterly Reports on Form 10-Q's (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2017.

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
Management also considers the remeasurement of the deferred tax assets and liabilities due to the reduction in the corporate tax rate to be a significant item impacting earnings.  This tax item is specific to the TCJA that was signed into law in December 2017 which included a reduction of the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018.  We recognized the income tax effects of the net deferred tax asset revaluation in our 2017 financial statements.  We believe adjusting for this tax change gives supplemental comparative data from the prior years’ presentation.
For the calculation of net interest margin and efficiency ratio, net interest income amounts are reflected on a fully taxable equivalent basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35% in 2017. We use these non-GAAP measures to provide an economic view believed to be the preferred industry measurement for these items and to provide relevant comparison between taxable and non-taxable amounts.

FINANCIAL SUMMARY
Net income available to common stockholders for the first quarter of 2018 was $84.8 million or $0.26 per diluted share. Revenue (net interest income plus non-interest income) of $293.6 million for the first quarter of 2018 reflects continued loan and deposit growth and growth in non-interest income.
FNB made progress towards our long-term strategic goals with strong performances in several key areas during the first quarter of 2018. Our operating net income available to common stockholders and earnings per common share increased 56% and 13%, respectively, compared to the prior year, led by solid growth in loans and in our fee-based businesses. We are well-positioned across our footprint to build on those trends and continue to improve our key operating metrics, as we maintain our focus on delivering earnings per share growth and improved profitability.
Income Statement Highlights (First quarter of 2018 compared to first quarter of 2017)

•	Net income available to common stockholders was $84.8 million, compared to $21.0 million.

•	Operating net income available to common stockholders (non-GAAP) was $84.8 million, compared to $54.4 million.

•	Earnings per diluted common share was $0.26, compared to $0.09.

•	Operating earnings per diluted common share (non-GAAP) was $0.26, compared to $0.23.

•
Non-interest income was $67.5 million, compared to $55.1 million, due to the benefit of new markets and the further expansion of business lines, including wealth management, capital markets, mortgage banking and insurance.

•	Net interest margin (FTE) (non-GAAP) was 3.39%, compared to 3.35%.

•	Non-interest expense was $171.1 million compared to $187.6 million. Non-interest expense, excluding merger-related costs, was $171.1 million, compared to $134.8 million.

•
Income tax expense increased $14.8 million, or 228.0%, primarily due to higher 2018 net income partially offset by the lower tax rate in 2018. Income tax expense in the first quarter of 2017 was impacted by merger-related expenses.

•	The efficiency ratio (non-GAAP) improved to 55.8%, compared to 57.2%.

•	The annualized net charge-offs to total average loans ratio was unchanged at 0.20%.
Balance Sheet Highlights (period-end balances, March 31, 2018 compared to December 31, 2017, unless otherwise indicated)

•	Total assets were $31.7 billion, compared to $31.4 billion.

•	Total stockholders’ equity was $4.4 billion for both periods with a slight increase of less than 1% since December 31, 2017.

•	Loans grew 5.4% from March 31, 2017 to March 31, 2018 through continued organic growth.

•	Deposits grew 5.5% from March 31, 2017 to March 31, 2018 through continued organic growth.

•	The ratio of loans to deposits was 94.5%, compared to 93.7%.

•	Asset quality was satisfactory with a delinquency ratio of 0.79% on the originated portfolio, compared to 0.88%.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Net income available to common stockholders for the three months ended March 31, 2018 was $84.8 million or $0.26 per diluted common share, compared to net income available to common stockholders for the three months ended March 31, 2017 of $21.0 million or $0.09 per diluted common share. The first three months of 2017 included merger-related expense of $52.7 million. There were no merger-related expenses recorded during the first three months of 2018. Operating earnings per diluted common share (non-GAAP) was $0.26 for the first three months of 2018 compared to $0.23 for the three months ended March 31, 2017. The effective tax rate for the first quarter of 2018 was 19.7%, compared to 22.0% in the year-ago quarter. The current quarter was impacted by the TCJA-enacted 21% statutory rate, while the year-ago quarter was impacted by merger-related expenses. Average diluted common shares outstanding increased 86.5 million shares, or 36.2%, to 325.8 million shares for the first three months of 2018, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares. The major categories of the income statement and their respective impact to the increase (decrease) in net income are presented in the following table:

TABLE 1

	Three Months Ended March 31,		$	%
(in thousands, except per share data)	2018	2017	Change	Change
Net interest income	$226,105	$172,752	$53,353	30.9%
Provision for credit losses	14,495	10,850	3,645	33.6
Non-interest income	67,503	55,116	12,387	22.5
Non-interest expense	171,083	187,555	(16,472)	(8.8)
Income taxes	21,268	6,484	14,784	228.0
Net income	86,762	22,979	63,783	277.6
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$84,752	$20,969	$63,783	304.2%
Earnings per common share – Basic	$0.26	$0.09	$0.17	188.9%
Earnings per common share – Diluted	0.26	0.09	0.17	188.9
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 2

	Three Months Ended March 31,
	2018	2017
Return on average equity	7.94%	3.10%
Return on average tangible common equity (2)	18.01%	6.14%
Return on average assets	1.12%	0.39%
Return on average tangible assets (2)	1.25%	0.45%
Book value per common share (1)	$13.37	$13.16
Tangible book value per common share (1) (2)	$6.14	$5.86
Equity to assets (1)	14.01%	14.43%
Tangible equity to tangible assets (1) (2)	7.14%	7.18%
Common equity to assets (1)	13.67%	14.07%
Tangible common equity to tangible assets (1) (2)	6.78%	6.80%
Dividend payout ratio	46.10%	121.83%
Average equity to average assets	14.07%	12.50%
(1) Period-end (2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 3

	Three Months Ended March 31,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$103,904	$360	1.40%	$85,663	$180	0.85%
Federal funds sold	—	—	—	4,579	8	0.72
Taxable investment securities (1)	5,046,294	26,879	2.13	4,479,439	22,479	2.01
Tax-exempt investment securities (1)(2)	951,021	8,278	3.48	500,206	5,190	4.15
Loans held for sale	65,897	911	5.56	12,358	163	5.61
Loans and leases (2) (3)	21,155,619	239,602	4.58	16,190,470	170,195	4.26
Total interest-earning assets (2)	27,322,735	276,030	4.08	21,272,715	198,215	3.77
Cash and due from banks	358,717			294,739
Allowance for credit losses	(180,478)			(161,371)
Premises and equipment	336,816			273,908
Other assets	3,656,716			2,382,108
Total assets	$31,494,506			$24,062,099
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,388,774	11,454	0.49	$7,416,346	4,831	0.26
Savings	2,536,439	1,031	0.17	2,412,798	521	0.09
Certificates and other time	4,637,032	13,984	1.20	2,889,129	6,388	0.90
Short-term borrowings	3,985,254	15,207	1.54	3,202,033	6,674	0.84
Long-term borrowings	660,970	5,146	3.16	534,762	3,527	2.68
Total interest-bearing liabilities	21,208,469	46,822	0.89	16,455,068	21,941	0.54
Non-interest-bearing demand	5,607,640			4,414,354
Other liabilities	248,128			184,824
Total liabilities	27,064,237			21,054,246
Stockholders’ equity	4,430,269			3,007,853
Total liabilities and stockholders’ equity	$31,494,506			$24,062,099
Excess of interest-earning assets over interest-bearing liabilities	$6,114,266			$4,817,647
Net interest income (FTE) (2)		229,208			176,274
Tax-equivalent adjustment		(3,103)			(3,522)
Net interest income		$226,105			$172,752
Net interest spread			3.19%			3.23%
Net interest margin (2)			3.39%			3.35%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)
The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35% in 2017. The yield on earning assets and the net interest margin are presented on an FTE basis. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income
For the three months ended March 31, 2018, net interest income, which comprised 77.0% of revenue compared to 75.8% for the same period in 2017, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
Net interest income on an FTE basis (non-GAAP) increased $52.9 million or 30.0% from $176.3 million for the first three months of 2017 to $229.2 million for the first three months of 2018. Average interest-earning assets of $27.3 billion increased $6.1 billion or 28.4% and average interest-bearing liabilities of $21.2 billion increased $4.8 billion or 28.9% from the first quarter of 2017 due to the Yadkin acquisition and organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.39% for the first three months of 2018, compared to 3.35% for the same period of 2017, due to a higher interest rate environment, as well as higher purchase accounting accretion. The tax-equivalent adjustments (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017:
TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$44	$136	$180
Federal funds sold	(4)	(4)	(8)
Securities (2)	7,001	487	7,488
Loans held for sale	736	9	745
Loans and leases (2)	55,292	14,118	69,410
Total interest income (2)	63,069	14,746	77,815
Interest Expense
Deposits:
Interest-bearing demand	1,761	4,862	6,623
Savings	17	493	510
Certificates and other time	4,735	2,861	7,596
Short-term borrowings	2,114	6,419	8,533
Long-term borrowings	988	631	1,619
Total interest expense	9,615	15,266	24,881
Net change (2)	$53,454	$(520)	$52,934

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35% in 2017. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $276.0 million for the first three months of 2018, increased $77.8 million or 39.3% from the same quarter of 2017, primarily due to increased interest-earning assets. During the first three months of 2018 and 2017, we recognized $5.9 million and $3.4 million, respectively, in incremental purchase accounting accretion and cash recoveries on acquired loans; the 2018 increase included $1.8 million of higher incremental purchase accounting accretion and $0.7 million of higher cash recoveries. The increase in interest-earning assets was primarily driven by a $5.0 billion or 30.7% increase in average loans and leases, which reflects the benefit of our expanded banking footprint resulting from the YDKN acquisition and successful sales management, and includes $1.1 billion or 5.5% of organic growth. Additionally, average securities increased $1.0 billion or 20.4%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 31 basis points from the first three months of 2017 to 4.08% for the first three months of 2018. The 31 basis points increase in earning asset yield was driven by an increase in yields in both investments and loans.
Interest expense of $46.8 million for the first three months of 2018 increased $24.9 million or 113.4% from the same quarter of 2017 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and short-term borrowings increased over the same quarter of 2017. Average interest-bearing deposits increased $3.8 billion or 30.2%, which reflects the benefit of our expanded banking footprint resulting from the YDKN acquisition, including $2.9 billion added at closing of the YDKN acquisition and organic growth in transaction deposits. Average short-term borrowings increased $783.2 million or 24.5%, primarily as a result of increases of $347.3 million in short-term FHLB borrowings and $449.7 million in federal funds purchased. Average long-term borrowings increased $126.2 million or 23.6%, primarily as a result of increases of $47.5 million, $46.8 million and $32.1 million in junior subordinated debt, subordinated debt and long-term FHLB advances, respectively, assumed in the YDKN transaction. Subsequent to the close of the acquisition, we remixed the long–term position based on our funding needs. The rate paid on interest-bearing liabilities increased 35 basis points to 0.89% for the first three months of 2018, due to the Federal Open Market Committee interest rate increases and changes in the funding mix.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 5

	Three Months Ended March 31,		$	%
(dollars in thousands)	2018	2017	Change	Change
Provision for credit losses:
Originated	$14,770	$11,337	$3,433	30.3%
Acquired	(275)	(487)	212	(43.5)
Total provision for credit losses	$14,495	$10,850	$3,645	33.6%
Net loan charge-offs:
Originated	$11,042	$7,914	$3,128	39.5%
Acquired	(414)	213	(627)	(294.4)
Total net loan charge-offs	$10,628	$8,127	$2,501	30.8%
Net loan charge-offs (annualized) / total average loans and leases	0.20%	0.20%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.29%	0.25%
The provision for credit losses of $14.5 million during the first three months of 2018 increased $3.6 million from the same period of 2017, primarily due to an increase of $3.4 million in the provision for the originated portfolio, which was attributable to higher organic loan growth during the first quarter of 2018 compared to the prior year-ago period, as well as additional reserves that were needed to cover higher charge-offs during the current period. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2018 and 2017 is presented in the following table:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2018	2017	Change	Change
Service charges	$30,077	$24,581	$5,496	22.4%
Trust services	6,448	5,747	701	12.2
Insurance commissions and fees	5,135	5,141	(6)	(0.1)
Securities commissions and fees	4,319	3,623	696	19.2
Capital markets income	5,214	3,847	1,367	35.5
Mortgage banking operations	5,529	3,790	1,739	45.9
Bank owned life insurance	3,285	2,153	1,132	52.6
Net securities gains	—	2,625	(2,625)	(100.0)
Other	7,496	3,609	3,887	107.7
Total non-interest income	$67,503	$55,116	$12,387	22.5%
Total non-interest income increased $12.4 million, to $67.5 million for the first three months of 2018, a 22.5% increase from the same period of 2017. The variances in significant individual non-interest income items are further explained in the following paragraphs, with most increases relating at least partially to expanded operations from the acquisition of YDKN in March of 2017.
Service charges on loans and deposits of $30.1 million for the first three months of 2018 increased $5.5 million or 22.4% from the same period of 2017. The increase was driven by the expanded customer base due to the YDKN acquisition, combined with organic growth in loans and deposit accounts.
Trust services of $6.4 million for the first three months of 2018 increased $0.7 million or 12.2% from the same period of 2017, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $715.9 million or 16.9% to $4.9 billion from March 31, 2017 to March 31, 2018.
Securities commissions and fees of $4.3 million for the first three months of 2018 increased 19.2% from the same period of 2017. This increase reflects the benefit of expanded operations in North and South Carolina.
Capital markets income of $5.2 million for the first three months of 2018 increased $1.4 million or 35.5% from $3.8 million for 2017, as we earned more in fees through our commercial loans interest rate swap program, reflecting stronger demand from commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments, enabling those customers to better manage their interest rate risk.
Mortgage banking operations income of $5.5 million for the first three months of 2018 increased $1.7 million or 45.9% from the same period of 2017. During the first three months of 2018, we sold $265.0 million of residential mortgage loans, a 98.5% increase compared to $133.5 million for the same period of 2017. However, sold loan margins have been lower in both retail and correspondent loans due to competitive pressure.
Income from BOLI of $3.3 million for the first three months of 2018 increased $1.1 million or 52.6% from $2.2 million in the same period of 2017, due to a combination of BOLI policies acquired from YDKN and investing in two new policies during the third and fourth quarters of 2017.
Net securities gains were $2.6 million for the first three months of 2017. These gains related to the sale of certain acquired YDKN securities after the closing of the acquisition. We did not record any securities gains for the first three months of 2018.
Other non-interest income was $7.5 million and $3.6 million for the first three months of 2018 and 2017, respectively. During the first three months of 2018, dividends on non-marketable equity securities increased by $2.3 million and SBA loan gain on sale and servicing-related income increased $1.4 million compared to the year-ago quarter.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2018 and 2017 is presented in the following table:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2018	2017	Change	Change
Salaries and employee benefits	$89,326	$73,578	$15,748	21.4%
Net occupancy	15,568	11,349	4,219	37.2
Equipment	14,465	9,630	4,835	50.2
Amortization of intangibles	4,218	3,098	1,120	36.2
Outside services	14,725	13,043	1,682	12.9
FDIC insurance	8,834	5,387	3,447	64.0
Supplies	1,684	2,196	(512)	(23.3)
Bank shares and franchise taxes	3,452	2,980	472	15.8
Merger-related	—	52,724	(52,724)	(100.0)
Other	18,811	13,570	5,241	38.6
Total non-interest expense	$171,083	$187,555	$(16,472)	(8.8)%
Total non-interest expense of $171.1 million for the first three months of 2018 decreased $16.5 million, an 8.8% decrease from the same period of 2017. The variances in the individual non-interest expense items are further explained in the following paragraphs, with most increases relating at least partially to costs associated with expanded operations due to the acquisition of YDKN in March of 2017, offset by merger-related expenses of $52.7 million in the year-ago quarter.
Salaries and employee benefits of $89.3 million for the first three months of 2018 increased $15.7 million or 21.4% from the same period of 2017, primarily due to employees added in conjunction with the YDKN acquisition, combined with 2017 merit increases and higher benefit costs.
Net occupancy and equipment expense of $30.0 million for the first three months of 2018 increased $9.1 million or 43.2% from the same period of 2017, primarily due to the YDKN acquisition, and our presence in that new market, and our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with expanding regulatory requirements.
Amortization of intangibles expense of $4.2 million for the first three months of 2018 increased $1.1 million or 36.2% from the first three months of 2017, due to the additional core deposit intangibles added as a result of the acquisition of YDKN.
Outside services expense of $14.7 million for the first three months of 2018 increased $1.7 million or 12.9% from the same period of 2017, primarily due to an increase of $0.7 million in legal expense, combined with various other miscellaneous increases. These increases were driven primarily by the YDKN acquisition.
FDIC insurance of $8.8 million for the first three months of 2018 increased $3.4 million or 64.0% from the same period of 2017, primarily due to a higher assessment base resulting from merger and acquisition activity combined with an increased rate due to YDKN's construction loan portfolio.
Other non-interest expense was $18.8 million and $13.6 million for the first three months of 2018 and 2017, respectively. During the first three months of 2018, business development costs increased by $1.0 million, miscellaneous losses increased by $0.9 million, historic and other tax credit investments expense increased by $0.8 million and marketing expense increased by $0.8 million. These increases were primarily related to the expanded operations in North and South Carolina.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 8

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Income tax expense	$21,268	$6,484
Effective tax rate	19.7%	22.0%
Statutory tax rate	21.0%	35.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% in 2018 and 35% in 2017, due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The effective tax rate for the first quarter of 2018 was 19.7%, compared to 22.0% in the year-ago quarter. The current quarter was impacted by the TCJA-enacted 21% federal statutory rate while the year-ago quarter was impacted by merger-related expenses.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 9

(dollars in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Assets
Cash and cash equivalents	$386,329	$479,443	$(93,114)	(19.4)%
Securities	6,151,463	6,006,830	144,633	2.4
Loans held for sale	37,982	92,891	(54,909)	(59.1)
Loans and leases, net	21,083,150	20,823,386	259,764	1.2
Goodwill and other intangibles	2,339,139	2,341,263	(2,124)	(0.1)
Other assets	1,654,290	1,673,822	(19,532)	(1.2)
Total Assets	$31,652,353	$31,417,635	$234,718	0.7%
Liabilities and Stockholders’ Equity
Deposits	$22,497,089	$22,399,725	$97,364	0.4%
Borrowings	4,462,370	4,346,510	115,860	2.7
Other liabilities	259,441	262,206	(2,765)	(1.1)
Total liabilities	27,218,900	27,008,441	210,459	0.8
Stockholders’ equity	4,433,453	4,409,194	24,259	0.6
Total Liabilities and Stockholders’ Equity	$31,652,353	$31,417,635	$234,718	0.7%

Non-Performing Assets
Non-performing assets increased $4.4 million, from $138.7 million at December 31, 2017 to $143.1 million at March 31, 2018. This reflects increases of $3.0 million in non-accrual loans, $1.0 million in TDRs and $0.4 million in OREO. The increase in non-accrual loans is attributable to the migration of two commercial borrowers in the commercial and industrial portfolio, and a few smaller borrowers in the commercial real estate portfolio. The increase in TDRs is related to the modification of a commercial and industrial credit during the first quarter of 2018. The increase in OREO is the result of residential transfers during the first quarter of 2018 outpacing the properties that were sold during this same period.

Following is a summary of total non-performing loans and leases, by class:
TABLE 10

(in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Commercial real estate	$33,697	$31,399	$2,298	7.3%
Commercial and industrial	25,587	22,740	2,847	12.5
Commercial leases	1,399	1,574	(175)	(11.1)
Other	1,000	1,000	—	—
Total commercial loans and leases	61,683	56,713	4,970	8.8
Direct installment	15,722	16,725	(1,003)	(6.0)
Residential mortgages	16,135	16,409	(274)	(1.7)
Indirect installment	2,424	2,435	(11)	(0.5)
Consumer lines of credit	6,172	5,834	338	5.8
Total consumer loans	40,453	41,403	(950)	(2.3)
Total non-performing loans and leases	$102,136	$98,116	$4,020	4.1%

Following is a summary of performing, non-performing and non-accrual TDRs, by class:
TABLE 11

(in thousands)	Performing	Non- Performing	Non- Accrual	Total
Originated
March 31, 2018
Commercial real estate	$86	$—	$3,929	$4,015
Commercial and industrial	2,750	1,230	587	4,567
Total commercial loans	2,836	1,230	4,516	8,582
Direct installment	11,092	7,241	3,546	21,879
Residential mortgages	3,716	10,881	2,011	16,608
Indirect installment	—	190	12	202
Consumer lines of credit	1,881	1,741	583	4,205
Total consumer loans	16,689	20,053	6,152	42,894
Total TDRs	$19,525	$21,283	$10,668	$51,476
December 31, 2017
Commercial real estate	$92	$—	$3,870	$3,962
Commercial and industrial	3,085	—	601	3,686
Total commercial loans	3,177	—	4,471	7,648
Direct installment	10,890	7,758	3,197	21,845
Residential mortgages	3,659	10,638	2,161	16,458
Indirect installment	—	195	14	209
Consumer lines of credit	1,812	1,582	629	4,023
Total consumer loans	16,361	20,173	6,001	42,535
Total TDRs	$19,538	$20,173	$10,472	$50,183
Acquired
March 31, 2018
Commercial real estate	$—	$2,613	$—	$2,613
Commercial and industrial	—	—	—	—
Total commercial loans	—	2,613	—	2,613
Direct installment	—	70	—	70
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	249	486	357	1,092
Total consumer loans	249	556	357	1,162
Total TDRs	$249	$3,169	$357	$3,775
December 31, 2017
Commercial real estate	$—	$2,651	$—	$2,651
Commercial and industrial	—	—	—	—
Total commercial loans	—	2,651	—	2,651
Direct installment	15	71	—	86
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	251	586	234	1,071
Total consumer loans	266	657	234	1,157
Total TDRs	$266	$3,308	$234	$3,808

Allowance for Credit Losses
The allowance for credit losses of $179.2 million at March 31, 2018 increased $3.9 million or 2.2% from December 31, 2017, primarily in support of growth in originated loans and leases and a small increase in criticized commercial loans. The provision for credit losses during the three months ended March 31, 2018 was $14.5 million, which covered net charge-offs and supported higher organic loan growth. The amount of provision expense that resulted from the aforementioned increase in criticized commercial loans was offset by a provision benefit received through a decline in overall delinquency levels. Net charge-offs were $10.6 million during the three months ended March 31, 2018. The allowance for credit losses as a percentage of non-performing loans for the total portfolio decreased from 179% as of December 31, 2017 to 175% as of March 31, 2018, reflecting a slight increase in the level of non-performing loans relative to the increase in the allowance for credit losses during the three-month period.
Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations. Also see Note 5, Loans and Leases, of the Notes to Consolidated Financial Statements (Unaudited).
TABLE 12

	At or For the Three Months Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Non-performing loans / total originated loans and leases	0.58%	0.57%	0.77%
Non-performing loans + OREO / total originated loans and leases + OREO	0.81%	0.81%	1.12%
Allowance for credit losses (originated loans) / total originated loans and leases	1.08%	1.10%	1.19%
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.29%	0.35%	0.25%

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.
Following is a summary of deposits:
TABLE 13

(in thousands)	March 31, 2018	December 31, 2017	$ Change	% Change
Non-interest-bearing demand	$5,748,568	$5,720,030	$28,538	0.5%
Interest-bearing demand	9,407,111	9,571,038	(163,927)	(1.7)
Savings	2,600,151	2,488,178	111,973	4.5
Certificates and other time deposits	4,741,259	4,620,479	120,780	2.6
Total deposits	$22,497,089	$22,399,725	$97,364	0.4%
Total deposits increased from December 31, 2017, primarily as a result of organic growth in certificates and other time deposits. The growth reflects heightened deposit-gathering efforts focused on attracting new customer relationships through targeted promotional interest rates on 13-month, 19-month and 25-month certificates of deposit, combined with deepening relationships with existing customers through internal lead generation efforts. Relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings), declined in total over this period due somewhat to seasonal outflows. Generating growth in these deposits remains a key focus for us.

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
In accordance with the terms of our merger with Yadkin Financial Corporation, we issued 111,619,622 shares of our common stock on March 11, 2017.
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
As of March 31, 2018, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization. Our management believes that, as of March 31, 2018 and December 31, 2017, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

Following are the capital amounts and related ratios as of March 31, 2018 and December 31, 2017 for FNB and FNBPA:
TABLE 14

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2018
F.N.B. Corporation
Total capital	$2,707,398	11.5%	$2,362,790	10.0%	$2,333,255	9.9%
Tier 1 capital	2,219,884	9.4	1,890,232	8.0	1,860,697	7.9
Common equity tier 1	2,113,002	8.9	1,535,813	6.5	1,506,278	6.4
Leverage	2,219,884	7.6	1,462,494	5.0	1,169,995	4.0
Risk-weighted assets	23,627,896
FNBPA
Total capital	2,543,802	10.8%	2,354,540	10.0%	2,325,108	9.9%
Tier 1 capital	2,368,177	10.1	1,883,632	8.0	1,854,200	7.9
Common equity tier 1	2,288,177	9.7	1,530,451	6.5	1,501,019	6.4
Leverage	2,368,177	8.2	1,453,002	5.0	1,162,401	4.0
Risk-weighted assets	23,545,397
As of December 31, 2017
F.N.B. Corporation
Total capital	$2,666,272	11.4%	$2,340,362	10.0%	$2,164,835	9.3%
Tier 1 capital	2,184,571	9.3	1,872,290	8.0	1,696,763	7.3
Common equity tier 1	2,077,689	8.9	1,521,235	6.5	1,345,708	5.8
Leverage	2,184,571	7.6	1,440,797	5.0	1,152,638	4.0
Risk-weighted assets	23,403,622
FNBPA
Total capital	2,504,191	10.7%	2,332,593	10.0%	2,157,649	9.3%
Tier 1 capital	2,332,892	10.0	1,866,075	8.0	1,691,130	7.3
Common equity tier 1	2,252,892	9.7	1,516,186	6.5	1,341,241	5.8
Leverage	2,332,892	8.1	1,432,604	5.0	1,146,084	4.0
Risk-weighted assets	23,325,934
In accordance with Basel III, the implementation of capital requirements is transitional and phases-in from January 1, 2015 through January 1, 2019. The minimum capital requirements plus capital conservation buffer, which are presented for each period above based on the phase-in schedule, represent the minimum requirements needed to avoid limitations on distributions of dividends and certain discretionary bonus payments. Our management believes that FNB and FNBPA will continue to meet all “well-capitalized” requirements after Basel III is completely phased-in.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2017 Annual Report on Form 10-K as filed with the SEC on February 28, 2018. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to us or across the financial services industry.

LIQUIDITY
Our goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of FNB with cost-effective funding. Our Board of Directors has established an Asset/Liability Management Policy in order to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. Our Board of Directors has also established a Contingency Funding Policy to guide management in addressing stressed liquidity conditions. These policies designate our Asset/Liability Committee as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by our Treasury Department.
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. The parent’s cash position decreased $3.8 million from $165.7 million at December 31, 2017 to $161.9 million at March 31, 2018, primarily due to one-time payouts related to the YDKN acquisition.
Management believes our cash levels are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and MCH. The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand and was impacted by the YDKN acquisition.
The LCR and MCH ratios are presented in the following table:
TABLE 15

(dollars in thousands)	March 31, 2018	December 31, 2017	Internal limit
Liquidity coverage ratio	1.8 times	1.8 times	> 1 time
Months of cash on hand	10.1 months	10.2 months	> 12 months
The MCH ratio fell below our internal limit due to the YDKN acquisition in March 2017. As a result of YDKN, our twelve-month projected dividend payout is estimated at $155 million, an increase of approximately $54 million pre-merger. YDKN did not manage to a similar ratio and held only a minimal amount of cash on hand at their holding company. Our ALCO is evaluating several alternatives, each of which would place the MCH ratio back into policy compliance. Management believes that this policy exception will be cured in 2018.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts during the third and fourth quarters of 2017 focused on attracting new customer relationships and deepening relationships with existing customers through internal lead generation efforts.  Total deposits were $22.5 billion at March 31, 2018, an increase of $97.4 million, or 0.4% from December 31, 2017. Growth in time deposits was $120.8 million, or 2.6%. Total non-interest demand deposit accounts grew by $28.5 million, or 0.5%, and savings accounts grew by $112.0 million, or 4.5%. These increases were offset by seasonally lower business demand deposit and interest checking balances.
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

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 16

(dollars in thousands)	March 31, 2018	December 31, 2017
Unused wholesale credit availability	$8,227,214	$8,189,379
Unused wholesale credit availability as a % of FNBPA assets	26.2%	26.3%
Salable unpledged government and agency securities	$2,290,999	$2,231,812
Salable unpledged government and agency securities as a % of FNBPA assets	7.3%	7.2%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2018 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The liquidity gap decreased during the three months as the twelve-month cumulative gap to total assets was (7.0)% and (5.8)% as of March 31, 2018 and December 31, 2017, respectively. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 17

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$465,764	$1,001,045	$1,245,511	$2,252,490	$4,964,810
Investments	167,647	134,319	218,091	499,488	1,019,545
	633,411	1,135,364	1,463,602	2,751,978	5,984,355
Liabilities
Non-maturity deposits	174,473	348,947	523,424	1,046,848	2,093,692
Time deposits	168,590	510,938	670,023	1,596,382	2,945,933
Borrowings	2,889,614	47,775	27,887	200,723	3,165,999
	3,232,677	907,660	1,221,334	2,843,953	8,205,624
Period Gap (Assets - Liabilities)	$(2,599,266)	$227,704	$242,268	$(91,975)	$(2,221,269)
Cumulative Gap	$(2,599,266)	$(2,371,562)	$(2,129,294)	$(2,221,269)
Cumulative Gap to Total Assets	(8.2)%	(7.5)%	(6.7)%	(7.0)%
In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of our liquidity position. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.

MARKET RISK
Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups do not complement one another. For example, depositors may want short-term deposits, while borrowers desire long-term loans.
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
We use an asset/liability model to measure our interest rate risk. Interest rate risk measures we utilize include earnings simulation, EVE and gap analysis. Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. In these simulations, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios on a periodic basis. Reviewing these various measures provides us with a comprehensive view of our interest rate risk profile.
The following repricing gap analysis as of March 31, 2018 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 18

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$9,265,689	$855,440	$862,637	$1,551,167	$12,534,933
Investments	167,647	139,319	270,398	508,833	1,086,197
	9,433,336	994,759	1,133,035	2,060,000	13,621,130
Liabilities
Non-maturity deposits	6,134,551	—	—	—	6,134,551
Time deposits	268,562	511,290	668,221	1,591,924	3,039,997
Borrowings	3,382,956	522,775	10,638	166,225	4,082,594
	9,786,069	1,034,065	678,859	1,758,149	13,257,142
Off-balance sheet	(100,000)	405,000	—	—	305,000
Period Gap (assets – liabilities + off-balance sheet)	$(452,733)	$365,694	$454,176	$301,851	$668,988
Cumulative Gap	$(452,733)	$(87,039)	$367,137	$668,988
Cumulative Gap to Assets	(1.6)%	(0.3)%	1.3%	2.4%
The twelve-month cumulative repricing gap to total assets was 2.4% and 3.0% as of March 31, 2018 and December 31, 2017, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of March 31, 2018. Using a static balance sheet structure, the measures do not reflect all of management's potential counteractions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates:
TABLE 19

	March 31, 2018	December 31, 2017	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.3%	3.0%	n/a
+ 200 basis points	2.4%	2.3%	(5.0)%
+ 100 basis points	1.4%	1.3%	(5.0)%
- 100 basis points	(3.4)%	(3.9)%	(5.0)%
Economic value of equity:
+ 300 basis points	(6.4)%	(5.9)%	(25.0)%
+ 200 basis points	(4.0)%	(3.7)%	(15.0)%
+ 100 basis points	(1.5)%	(1.2)%	(10.0)%
- 100 basis points	(1.5)%	(2.6)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static balance sheet, a +300 basis point Rate Ramp increases net interest income (12 months) by 2.2% at March 31, 2018 and 2.0% at December 31, 2017.
Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 57.1% and 56.6% of total loans as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, 78.8% of these loans, or 45.0% of total loans, are tied to the Prime and one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of March 31, 2018, the commercial swaps totaled $2.4 billion of notional principal, with $213.5 million in notional swap principal originated during the first three months of 2018. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 9 in this Report.
We desired to remain modestly asset-sensitive during the first three months of 2018. A number of management actions and market occurrences resulted in an increase in the asset sensitivity of our interest rate risk position during the period. The increase was due to management's actions with the timing of funding loan and investment growth, as well as deposit activity. The primary driver increasing asset sensitivity was the strong interest rate swap activity. The swap activity occurred in conjunction with the growth in certain transaction accounts and time deposits referred to earlier.
We recognize that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon our experience, business plans, economic and market trends and available industry data. While management believes that its methodology for developing such assumptions is reasonable, there can be no assurance that modeled results will be achieved.
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
The Board of Directors adopted a risk appetite statement that defines acceptable risk levels or risk limits under which the company seeks to operate in order to optimize returns, while managing risk. As such, the board monitors a host of risk metrics from both business and operational units, as well as by risk category, to provide insight into how the company’s performance aligns with our risk appetite. The risk appetite dashboard is reviewed periodically by the Board of Directors and senior management to ensure performance alignment with our risk appetite, and where appropriate, makes adjustments to applicable business strategies and tactics where risks approach our desired risk tolerance limits.
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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the Compliance Department and the Information and Cyber Security Department, both of which report to the Chief Risk Officer, and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Our Information and Cyber Security Department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, including designing appropriate testing plans to ensure the integrity of information and cyber security controls. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the

Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
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
TABLE 20
Operating Net Income Available to Common Stockholders

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net income available to common stockholders	$84,752	$20,969
Merger-related expense	—	52,724
Tax benefit of merger-related expense	—	(17,579)
Merger-related net securities gains	—	(2,609)
Tax expense of merger-related net securities gains	—	913
Operating net income available to common stockholders (non-GAAP)	$84,752	$54,418
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe this measurement helps investors understand the effect of acquisition activity and recent tax reform on reported results. We use operating net income available to common stockholders to better understand business performance and the underlying trends produced by core business activities. We believe merger-related expenses are not organic costs to run our operations and facilities. These charges represent expenses to satisfy contractual obligations of an acquired entity without any useful benefit to us and to convert and consolidate the entity’s records onto our platforms. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

TABLE 21
Operating Earnings per Diluted Common Share

	Three Months Ended March 31,
	2018	2017
Net income per diluted common share	$0.26	$0.09
Merger-related expense	—	0.22
Tax benefit of merger-related expense	—	(0.07)
Merger-related net securities gains	—	(0.01)
Operating earnings per diluted common share (non-GAAP)	$0.26	$0.23
TABLE 22
Return on Average Tangible Common Equity

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net income available to common stockholders (annualized)	$343,716	$85,042
Amortization of intangibles, net of tax (annualized)	13,513	8,166
Tangible net income available to common stockholders (annualized) (non-GAAP)	$357,229	$93,208
Average total stockholders’ equity	$4,430,269	$3,007,853
Less: Average preferred stockholders' equity	(106,882)	(106,882)
Less: Average intangibles (1)	(2,339,783)	(1,381,712)
Average tangible common equity (non-GAAP)	$1,983,604	$1,519,259
Return on average tangible common equity (non-GAAP)	18.01%	6.14%
 (1) Excludes loan servicing rights.
TABLE 23
Return on Average Tangible Assets

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net income (annualized)	$351,867	$93,191
Amortization of intangibles, net of tax (annualized)	13,513	8,166
Tangible net income (annualized) (non-GAAP)	$365,380	$101,357
Average total assets	$31,494,506	$24,062,099
Less: Average intangibles (1)	(2,339,783)	(1,381,712)
Average tangible assets (non-GAAP)	$29,154,723	$22,680,387
Return on average tangible assets (non-GAAP)	1.25%	0.45%
 (1) Excludes loan servicing rights.

TABLE 24
Tangible Book Value per Common Share

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Total stockholders’ equity	$4,433,453	$4,355,795
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,339,139)	(2,356,800)
Tangible common equity (non-GAAP)	$1,987,432	$1,892,113
Ending common shares outstanding	323,686,993	322,906,763
Tangible book value per common share (non-GAAP)	$6.14	$5.86
 (1) Excludes loan servicing rights.
TABLE 25
Tangible equity to tangible assets (period-end)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Total stockholders' equity	$4,433,453	$4,355,795
Less: Intangibles(1)	(2,339,139)	(2,356,800)
Tangible equity (non-GAAP)	$2,094,314	$1,998,995
Total assets	$31,652,353	$30,190,695
Less: Intangibles(1)	(2,339,139)	(2,356,800)
Tangible assets (non-GAAP)	$29,313,214	$27,833,895
Tangible equity / tangible assets (period-end) (non-GAAP)	7.14%	7.18%
(1) Excludes loan servicing rights.
TABLE 26
Tangible common equity / tangible assets (period-end)

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Total stockholders' equity	$4,433,453	$4,355,795
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,339,139)	(2,356,800)
Tangible common equity (non-GAAP)	$1,987,432	$1,892,113
Total assets	$31,652,353	$30,190,695
Less: Intangibles(1)	(2,339,139)	(2,356,800)
Tangible assets (non-GAAP)	$29,313,214	$27,833,895
Tangible common equity / tangible assets (period-end) (non-GAAP)	6.78%	6.80%
 (1) Excludes loan servicing rights.

TABLE 27
Efficiency Ratio

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Non-interest expense	$171,083	$187,555
Less: Amortization of intangibles	(4,218)	(3,098)
Less: OREO expense	(1,367)	(983)
Less: Merger-related expense	—	(52,724)
Adjusted non-interest expense	$165,498	$130,750
Net interest income	$226,105	$172,752
Taxable equivalent adjustment	3,103	3,522
Non-interest income	67,503	55,116
Less: Net securities gains	—	(2,625)
Adjusted net interest income (FTE) + non-interest income	$296,711	$228,765
Efficiency ratio (FTE) (non-GAAP)	55.78%	57.15%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of "Management’s Discussion and Analysis of Financial Condition and Results of Operations," which is included in Item 2 of this Report, and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in our 2017 Annual Report on Form 10-K as filed with the SEC on February 28, 2018.

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2018, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 9 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017. See also Part I, Item 2 (Management’s Discussion and Analysis) of this Report.
There are no material changes from any of the risk factors previously disclosed in our 2017 Annual Report on Form 10-K as filed with the SEC on February 28, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.    EXHIBITS
Exhibit Index

Exhibit Number	Description
10.1	F.N.B. Corporation Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 of FNB’s Current Report on Form 8‑K filed on April 6, 2018).

10.2	F.N.B. Corporation Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.2 of FNB’s Current Report on Form 8-K filed on April 6, 2018).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101
The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	May 10, 2018	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2018	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 10, 2018	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)