Form 10-Q
period 2018-06-30
FNB CORP/PA/
filed 2018-08-07
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2018
Common Stock, $0.01 Par Value	324,258,342	Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share data

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$398,641	$408,718
Interest bearing deposits with banks	35,058	70,725
Cash and Cash Equivalents	433,699	479,443
Securities available for sale	3,002,787	2,764,562
Debt securities held to maturity (fair value of $3,181,275 and $3,218,379)	3,295,081	3,242,268
Loans held for sale (includes $28,213 and $56,458 measured at fair value) (1)	44,112	92,891
Loans and leases, net of unearned income of $39,202 and $50,680	21,659,582	20,998,766
Allowance for credit losses	(176,574)	(175,380)
Net Loans and Leases	21,483,008	20,823,386
Premises and equipment, net	324,659	336,540
Goodwill	2,251,349	2,249,188
Core deposit and other intangible assets, net	84,096	92,075
Bank owned life insurance	532,135	526,818
Other assets	806,637	810,464
Total Assets	$32,257,563	$31,417,635
Liabilities
Deposits:
Non-interest-bearing demand	$5,926,473	$5,720,030
Interest-bearing demand	9,134,954	9,571,038
Savings	2,607,372	2,488,178
Certificates and other time deposits	4,870,988	4,620,479
Total Deposits	22,539,787	22,399,725
Short-term borrowings	4,334,146	3,678,337
Long-term borrowings	628,938	668,173
Other liabilities	281,450	262,206
Total Liabilities	27,784,321	27,008,441
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 326,064,004 and 325,095,055 shares	3,262	3,253
Additional paid-in capital	4,043,124	4,033,567
Retained earnings	457,326	367,658
Accumulated other comprehensive loss	(115,885)	(83,052)
Treasury stock – 1,805,662 and 1,629,915 shares at cost	(21,467)	(19,114)
Total Stockholders’ Equity	4,473,242	4,409,194
Total Liabilities and Stockholders’ Equity	$32,257,563	$31,417,635

(1)	Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income
Loans and leases, including fees	$257,895	$221,091	$496,989	$389,720
Securities:
Taxable	28,995	25,029	55,874	47,495
Tax-exempt	6,960	4,677	13,554	8,078
Dividends	—	76	—	85
Other	267	161	627	349
Total Interest Income	294,117	251,034	567,044	445,727
Interest Expense
Deposits	31,049	16,753	57,518	28,493
Short-term borrowings	18,409	10,959	33,616	17,633
Long-term borrowings	5,304	4,907	10,450	8,434
Total Interest Expense	54,762	32,619	101,584	54,560
Net Interest Income	239,355	218,415	465,460	391,167
Provision for credit losses	15,554	16,756	30,049	27,606
Net Interest Income After Provision for Credit Losses	223,801	201,659	435,411	363,561
Non-Interest Income
Service charges	31,114	32,090	61,191	56,671
Trust services	6,469	5,715	12,917	11,462
Insurance commissions and fees	4,567	4,347	9,702	9,488
Securities commissions and fees	4,526	3,887	8,845	7,510
Capital markets income	5,854	5,004	11,068	8,851
Mortgage banking operations	5,940	5,173	11,469	8,963
Bank owned life insurance	3,077	3,092	6,362	5,245
Net securities gains	31	493	31	3,118
Other	3,311	6,277	10,807	9,886
Total Non-Interest Income	64,889	66,078	132,392	121,194
Non-Interest Expense
Salaries and employee benefits	98,671	84,899	187,997	158,477
Net occupancy	16,149	14,060	31,717	25,409
Equipment	13,183	12,420	27,648	22,050
Amortization of intangibles	3,811	4,813	8,029	7,911
Outside services	17,045	13,483	31,770	26,526
FDIC insurance	9,167	9,376	18,001	14,763
Bank shares and franchise taxes	3,240	2,742	6,692	5,722
Merger-related	—	1,354	—	54,078
Other	21,747	20,567	42,242	36,333
Total Non-Interest Expense	183,013	163,714	354,096	351,269
Income Before Income Taxes	105,677	104,023	213,707	133,486
Income taxes	20,471	29,617	41,739	36,101
Net Income	85,206	74,406	171,968	97,385
Preferred stock dividends	2,010	2,010	4,020	4,020
Net Income Available to Common Stockholders	$83,196	$72,396	$167,948	$93,365
Earnings per Common Share
Basic	$0.26	$0.22	$0.52	$0.33
Diluted	$0.26	$0.22	$0.52	$0.33
Cash Dividends per Common Share	$0.12	$0.12	$0.24	$0.24
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$85,206	$74,406	$171,968	$97,385
Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(2,523), $403, $(10,990) and $3,779	(8,873)	720	(38,660)	6,739
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $7, $(427), $7 and $8	(24)	761	(24)	(14)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $511, $(766), $1,593 and $(1,341)	1,796	(1,365)	5,600	(2,390)
Reclassification adjustment for gains included in net income, net of tax expense of $156, $(40), $205 and $89	(548)	70	(721)	(159)
Pension and postretirement benefit obligations:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $138, $224, $274 and $452	488	400	972	810
Other comprehensive (loss) income	(7,161)	586	(32,833)	4,986
Comprehensive income	$78,045	$74,992	$139,135	$102,371
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands, except per share data
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2017	$106,882	$2,125	$2,234,366	$304,397	$(61,369)	$(14,784)	$2,571,617
Comprehensive income				97,385	4,986		102,371
Dividends declared:
Preferred stock				(4,020)			(4,020)
Common stock: $0.24/share				(64,561)			(64,561)
Issuance of common stock		9	4,039			(4,304)	(256)
Issuance of common stock - acquisitions		1,116	1,780,819				1,781,935
Assumption of warrant due to acquisition			1,394				1,394
Restricted stock compensation			3,958				3,958
Balance at June 30, 2017	$106,882	$3,250	$4,024,576	$333,201	$(56,383)	$(19,088)	$4,392,438
Balance at January 1, 2018	$106,882	$3,253	$4,033,567	$367,658	$(83,052)	$(19,114)	$4,409,194
Comprehensive income				171,968	(32,833)		139,135
Dividends declared:
Preferred stock				(4,020)			(4,020)
Common stock: $0.24/share				(78,280)			(78,280)
Issuance of common stock		9	4,858			(2,353)	2,514
Restricted stock compensation			4,699				4,699
Balance at June 30, 2018	$106,882	$3,262	$4,043,124	$457,326	$(115,885)	$(21,467)	$4,473,242
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$171,968	$97,385
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	57,388	36,392
Provision for credit losses	30,049	27,606
Deferred tax expense	15,541	21,226
Net securities gains	(31)	(3,118)
Tax benefit of stock-based compensation	(357)	(724)
Loans originated for sale	(529,376)	(519,973)
Loans sold	589,823	380,522
Gain on sale of loans	(11,668)	(4,716)
Net change in:
Interest receivable	1,044	(462)
Interest payable	2,658	58
Bank owned life insurance	(5,367)	(5,063)
Other, net	27,613	(114,988)
Net cash flows provided by (used in) operating activities	349,285	(85,855)
Investing Activities
Net change in loans and leases	(719,659)	(582,236)
Securities available for sale:
Purchases	(581,769)	(592,601)
Sales	—	755,866
Maturities	288,337	247,930
Debt securities held to maturity:
Purchases	(224,229)	(782,281)
Sales	—	1,574
Maturities	168,333	214,739
Increase in premises and equipment	(10,333)	(34,832)
Net cash received in business combinations	—	196,964
Other, net	(32)	(5,805)
Net cash flows used in investing activities	(1,079,352)	(580,682)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	(110,447)	(45,049)
Time deposits	252,901	(143,154)
Short-term borrowings	655,809	1,126,769
Proceeds from issuance of long-term borrowings	17,490	77,223
Repayment of long-term borrowings	(56,343)	(133,162)
Net proceeds from issuance of common stock	7,213	3,702
Cash dividends paid:
Preferred stock	(4,020)	(4,020)
Common stock	(78,280)	(64,561)
Net cash flows provided by financing activities	684,323	817,748
Net Increase (Decrease) in Cash and Cash Equivalents	(45,744)	151,211
Cash and cash equivalents at beginning of period	479,443	371,407
Cash and Cash Equivalents at End of Period	$433,699	$522,618
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our only bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in eight states. Through FNBPA, we have over 150 years of serving the financial and banking needs of our customers. We hold a significant retail deposit market share in attractive markets including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh-Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of June 30, 2018, we had 404 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance. We also operate Regency Finance Company, which had 77 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of June 30, 2018.

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
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to the date of the June 30, 2018 Balance Sheet have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
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
Debt Securities
Debt securities comprise a significant portion of our Consolidated Balance Sheets. Such securities can be classified as trading, HTM or AFS. As of June 30, 2018 and 2017, we did not hold any trading debt securities.
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
Low Income Housing Tax Credit (LIHTC) Partnerships
We invest in various affordable housing projects that qualify for LIHTCs. The net investments are recorded in other assets on the Consolidated Balance Sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. Our net investment in LIHTCs was $27.3 million and $20.9 million at June 30, 2018 and December 31, 2017, respectively. Our unfunded commitments in LIHTCs were $57.0 million and $67.2 million at June 30, 2018 and December 31, 2017, respectively.

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
January 1, 2020 Early adoption is permitted for fiscal years beginning after December 15, 2018
This Update is to be applied using a cumulative-effect adjustment to retained earnings. The CECL model is a significant change from existing GAAP and may result in a material change to our accounting for financial instruments and regulatory capital. We have created a cross-functional steering committee to govern implementation as we continue to review and enhance our business processes, information systems and controls to support recognition and disclosures under this Update including designing and building the models that will be used to calculate the expected credit losses. The impact of this Update will be dependent on the portfolio composition, credit quality and forecasts of economic conditions at the time of adoption.

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
Leases
ASU 2016-02, Leases (Topic 842) ASU 2018-10, Codification Improvements to Topic 842, Leases ASU 2018-11, Leases (Topic 842), Targeted Improvements
These Updates require lessees to put most leases on their Balance Sheets but recognize expenses in the Income Statement similar to current accounting. In addition, the Update changes the guidance for sale-leaseback transactions, initial direct costs and lease executory costs for most entities. All entities will classify leases to determine how to recognize lease related revenue and expense.
January 1, 2019 Early adoption is permitted.
These Updates are to be applied using a modified retrospective application including a number of optional practical expedients. We are in the process of classifying our existing lease portfolios, implementing a software solution, and assessing the potential impact to our Consolidated Financial Statements. We do not believe this update will materially impact our consolidated net income.

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
The acquisition of YDKN constituted a business combination and has been accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. Any adjustments to fair values and related adjustments to goodwill were recorded within the 12-month period.

NOTE 4.    SECURITIES
The amortized cost and fair value of securities are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
June 30, 2018
U.S. government agencies	$96,085	$—	$(559)	$95,526
U.S. government-sponsored entities	312,903	—	(5,969)	306,934
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,626,353	390	(49,147)	1,577,596
Agency collateralized mortgage obligations	863,976	29	(32,188)	831,817
Non-agency collateralized mortgage obligations	—	—	—	—
Commercial mortgage-backed securities	168,466	154	(296)	168,324
States of the U.S. and political subdivisions	20,795	2	(62)	20,735
Other debt securities	1,949	—	(94)	1,855
Total debt securities available for sale	$3,090,527	$575	$(88,315)	$3,002,787
December 31, 2017
U.S. government-sponsored entities	$347,767	$52	$(3,877)	$343,942
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,615,168	1,225	(17,519)	1,598,874
Agency collateralized mortgage obligations	813,034	—	(18,077)	794,957
Non-agency collateralized mortgage obligations	1	—	—	1
States of the U.S. and political subdivisions	21,151	6	(64)	21,093
Other debt securities	4,913	—	(243)	4,670
Total debt securities	2,802,034	1,283	(39,780)	2,763,537
Equity securities	587	438	—	1,025
Total securities available for sale	$2,802,621	$1,721	$(39,780)	$2,764,562

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Held to Maturity:
June 30, 2018
U.S. Treasury	$500	$107	$—	$607
U.S. government agencies	2,056	60	—	2,116
U.S. government-sponsored entities	245,017	—	(6,030)	238,987
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,125,947	295	(33,439)	1,092,803
Agency collateralized mortgage obligations	840,073	768	(34,063)	806,778
Commercial mortgage-backed securities	79,124	7	(1,555)	77,576
States of the U.S. and political subdivisions	1,002,364	1,626	(41,582)	962,408
Total debt securities held to maturity	$3,295,081	$2,863	$(116,669)	$3,181,275
December 31, 2017
U.S. Treasury	$500	$134	$—	$634
U.S. government-sponsored entities	247,310	93	(4,388)	243,015
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,219,802	3,475	(9,058)	1,214,219
Agency collateralized mortgage obligations	777,146	32	(20,095)	757,083
Commercial mortgage-backed securities	80,786	414	(575)	80,625
States of the U.S. and political subdivisions	916,724	13,209	(7,130)	922,803
Total debt securities held to maturity	$3,242,268	$17,357	$(41,246)	$3,218,379

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Gross gains	$31	$611	$31	$4,011
Gross losses	—	(118)	—	(893)
Net gains	$31	$493	$31	$3,118
As of June 30, 2018, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$65,485	$65,271	$55,457	$55,236
Due from one to five years	262,288	256,488	201,924	196,157
Due from five to ten years	19,860	19,709	95,166	94,334
Due after ten years	84,099	83,582	897,390	858,391
	431,732	425,050	1,249,937	1,204,118
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,626,353	1,577,596	1,125,947	1,092,803
Agency collateralized mortgage obligations	863,976	831,817	840,073	806,778
Commercial mortgage-backed securities	168,466	168,324	79,124	77,576
Total debt securities	$3,090,527	$3,002,787	$3,295,081	$3,181,275

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:

(dollars in thousands)	June 30, 2018	December 31, 2017
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,370,601	$3,491,634
As collateral for short-term borrowings	261,140	263,756
Securities pledged as a percent of total securities	57.7%	62.5%

Following are summaries of the fair values and unrealized losses of temporarily impaired debt securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Available for Sale
June 30, 2018
U.S. government agencies	13	$95,526	$(559)	—	$—	$—	13	$95,526	$(559)
U.S. government-sponsored entities	5	106,668	(1,236)	10	200,266	(4,733)	15	306,934	(5,969)
Residential mortgage-backed securities:
Agency mortgage-backed securities	59	1,145,743	(30,600)	28	418,672	(18,547)	87	1,564,415	(49,147)
Agency collateralized mortgage obligations	17	491,313	(16,023)	33	292,579	(16,165)	50	783,892	(32,188)
Commercial mortgage-backed securities	2	74,167	(296)	—	—	—	2	74,167	(296)
States of the U.S. and political subdivisions	7	11,476	(55)	1	877	(7)	8	12,353	(62)
Other debt securities	—	—	—	3	1,855	(94)	3	1,855	(94)
Total temporarily impaired debt securities AFS	103	$1,924,893	$(48,769)	75	$914,249	$(39,546)	178	$2,839,142	$(88,315)
December 31, 2017
U.S. government-sponsored entities	7	$106,809	$(363)	10	$201,485	$(3,514)	17	$308,294	$(3,877)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	976,738	(7,723)	28	473,625	(9,796)	71	1,450,363	(17,519)
Agency collateralized mortgage obligations	14	409,005	(6,231)	33	335,452	(11,846)	47	744,457	(18,077)
States of the U.S. and political subdivisions	7	11,254	(55)	1	879	(9)	8	12,133	(64)
Other debt securities	—	—	—	3	4,670	(243)	3	4,670	(243)
Total temporarily impaired debt securities AFS	71	$1,503,806	$(14,372)	75	$1,016,111	$(25,408)	146	$2,519,917	$(39,780)

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Held to Maturity
June 30, 2018
U.S. government-sponsored entities	4	$54,509	$(508)	10	$184,478	$(5,522)	14	$238,987	$(6,030)
Residential mortgage-backed securities:
Agency mortgage-backed securities	80	909,762	(25,390)	11	164,501	(8,049)	91	1,074,263	(33,439)
Agency collateralized mortgage obligations	17	299,575	(8,104)	35	420,914	(25,959)	52	720,489	(34,063)
Commercial mortgage-backed securities	8	54,920	(884)	4	21,531	(671)	12	76,451	(1,555)
States of the U.S. and political subdivisions	174	616,117	(24,296)	37	110,429	(17,286)	211	726,546	(41,582)
Total temporarily impaired debt securities HTM	283	$1,934,883	$(59,182)	97	$901,853	$(57,487)	380	$2,836,736	$(116,669)
December 31, 2017
U.S. government-sponsored entities	4	$54,790	$(239)	10	$185,851	$(4,149)	14	$240,641	$(4,388)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	648,485	(4,855)	11	183,989	(4,203)	47	832,474	(9,058)
Agency collateralized mortgage obligations	14	275,290	(1,701)	35	473,257	(18,394)	49	748,547	(20,095)
Commercial mortgage-backed securities	3	26,399	(123)	2	19,443	(452)	5	45,842	(575)
States of the U.S. and political subdivisions	16	56,739	(933)	37	121,536	(6,197)	53	178,275	(7,130)
Total temporarily impaired debt securities HTM	73	$1,061,703	$(7,851)	95	$984,076	$(33,395)	168	$2,045,779	$(41,246)
We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the six months ended June 30, 2018 or 2017.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $1.0 billion as of June 30, 2018 is highly rated with an average entity-specific rating of AA and 100% of the portfolio rated A or better. All of the securities in the municipal portfolio except one are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located throughout Pennsylvania, Ohio, Maryland, North Carolina and South Carolina. The average holding size of the securities in the municipal bond portfolio is $3.1 million. In addition to the strong stand-alone ratings, 62% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 5.    LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
June 30, 2018
Commercial real estate	$5,754,367	$3,079,955	$8,834,322
Commercial and industrial	3,797,773	503,614	4,301,387
Commercial leases	337,397	—	337,397
Other	43,351	—	43,351
Total commercial loans and leases	9,932,888	3,583,569	13,516,457
Direct installment	1,772,090	119,990	1,892,080
Residential mortgages	2,297,558	553,412	2,850,970
Indirect installment	1,746,352	157	1,746,509
Consumer lines of credit	1,136,293	517,273	1,653,566
Total consumer loans	6,952,293	1,190,832	8,143,125
Total loans and leases, net of unearned income	$16,885,181	$4,774,401	$21,659,582
December 31, 2017
Commercial real estate	$5,174,783	$3,567,081	$8,741,864
Commercial and industrial	3,495,247	675,420	4,170,667
Commercial leases	266,720	—	266,720
Other	17,063	—	17,063
Total commercial loans and leases	8,953,813	4,242,501	13,196,314
Direct installment	1,755,713	149,822	1,905,535
Residential mortgages	2,036,226	666,465	2,702,691
Indirect installment	1,448,268	165	1,448,433
Consumer lines of credit	1,151,470	594,323	1,745,793
Total consumer loans	6,391,677	1,410,775	7,802,452
Total loans and leases, net of unearned income	$15,345,490	$5,653,276	$20,998,766
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.

The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market areas of Pennsylvania, eastern Ohio, Maryland, North Carolina, South Carolina and northern West Virginia.
The following table shows certain information relating to commercial real estate loans:

(dollars in thousands)	June 30, 2018	December 31, 2017
Commercial construction, acquisition and development loans	$1,176,326	$1,170,175
Percent of total loans and leases	5.4%	5.6%
Commercial real estate:
Percent owner-occupied	35.0%	35.3%
Percent non-owner-occupied	65.0%	64.7%
Acquired Loans
All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1 of our 2017 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of acquired loans included in the Consolidated Balance Sheets are as follows:

(in thousands)	June 30, 2018	December 31, 2017
Accounted for under ASC 310-30:
Outstanding balance	$4,387,378	$5,176,015
Carrying amount	4,101,583	4,834,256
Accounted for under ASC 310-20:
Outstanding balance	688,541	835,130
Carrying amount	668,859	812,322
Total acquired loans:
Outstanding balance	5,075,919	6,011,145
Carrying amount	4,770,442	5,646,578
The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.
The carrying amount of purchased credit impaired loans included in the table above totaled $1.7 million at June 30, 2018 and $1.9 million at December 31, 2017, representing 0.04% and 0.03%, respectively, of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.

	Six Months Ended June 30,
(in thousands)	2018	2017
Balance at beginning of period	$708,481	$467,070
Acquisitions	—	444,715
Reduction due to unexpected early payoffs	(94,456)	(61,093)
Reclass from non-accretable difference	128,955	40,304
Disposals/transfers	(408)	(324)
Other	(1,619)	—
Accretion	(116,006)	(100,628)
Balance at end of period	$624,947	$790,044
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
During the six months ended June 30, 2018, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $129.0 million from the non-accretable difference to accretable yield. This reclassification was $40.3 million for the six months ended June 30, 2017. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools and was also positively impacted by the sale of $56.5 million of acquired residential mortgage loans in the second quarter of 2018.
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

Following is a summary of non-performing assets:

(dollars in thousands)	June 30, 2018	December 31, 2017
Non-accrual loans	$68,696	$74,635
Troubled debt restructurings	24,820	23,481
Total non-performing loans	93,516	98,116
Other real estate owned	39,240	40,606
Total non-performing assets	$132,756	$138,722
Asset quality ratios:
Non-performing loans / total loans and leases	0.43%	0.47%
Non-performing loans + OREO / total loans and leases + OREO	0.61%	0.66%
Non-performing assets / total assets	0.41%	0.44%
The carrying value of residential other real estate owned held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $6.0 million at June 30, 2018 and $3.6 million at December 31, 2017. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2018 and December 31, 2017 totaled $12.5 million and $15.2 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (4)	Current	Total Loans and Leases
Originated Loans and Leases
June 30, 2018
Commercial real estate	$10,476	$2	$14,652	$25,130	$5,729,237	$5,754,367
Commercial and industrial	5,663	3	23,367	29,033	3,768,740	3,797,773
Commercial leases	861	—	1,218	2,079	335,318	337,397
Other	163	204	1,000	1,367	41,984	43,351
Total commercial loans and leases	17,163	209	40,237	57,609	9,875,279	9,932,888
Direct installment	9,317	4,028	7,402	20,747	1,751,343	1,772,090
Residential mortgages	10,046	1,596	6,882	18,524	2,279,034	2,297,558
Indirect installment	7,592	355	2,152	10,099	1,736,253	1,746,352
Consumer lines of credit	4,187	1,039	3,280	8,506	1,127,787	1,136,293
Total consumer loans	31,142	7,018	19,716	57,876	6,894,417	6,952,293
Total originated loans and leases	$48,305	$7,227	$59,953	$115,485	$16,769,696	$16,885,181
December 31, 2017
Commercial real estate	$8,273	$1	$24,773	$33,047	$5,141,736	$5,174,783
Commercial and industrial	8,948	3	17,077	26,028	3,469,219	3,495,247
Commercial leases	1,382	41	1,574	2,997	263,723	266,720
Other	83	153	1,000	1,236	15,827	17,063
Total commercial loans and leases	18,686	198	44,424	63,308	8,890,505	8,953,813
Direct installment	13,192	4,466	8,896	26,554	1,729,159	1,755,713
Residential mortgages	14,096	2,832	5,771	22,699	2,013,527	2,036,226
Indirect installment	10,313	611	2,240	13,164	1,435,104	1,448,268
Consumer lines of credit	5,859	1,014	2,313	9,186	1,142,284	1,151,470
Total consumer loans	43,460	8,923	19,220	71,603	6,320,074	6,391,677
Total originated loans and leases	$62,146	$9,121	$63,644	$134,911	$15,210,579	$15,345,490

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2) (3)	Current	(Discount) Premium	Total Loans
Acquired Loans
June 30, 2018
Commercial real estate	$20,622	$53,440	$3,231	$77,293	$3,181,557	$(178,895)	$3,079,955
Commercial and industrial	1,620	3,498	4,347	9,465	526,830	(32,681)	503,614
Total commercial loans	22,242	56,938	7,578	86,758	3,708,387	(211,576)	3,583,569
Direct installment	3,766	1,131	—	4,897	115,496	(403)	119,990
Residential mortgages	10,424	7,697	—	18,121	552,387	(17,096)	553,412
Indirect installment	—	1	—	1	1	155	157
Consumer lines of credit	7,042	2,122	1,165	10,329	518,027	(11,083)	517,273
Total consumer loans	21,232	10,951	1,165	33,348	1,185,911	(28,427)	1,190,832
Total acquired loans	$43,474	$67,889	$8,743	$120,106	$4,894,298	$(240,003)	$4,774,401
December 31, 2017
Commercial real estate	$34,928	$63,092	$3,975	$101,995	$3,657,152	$(192,066)	$3,567,081
Commercial and industrial	3,187	6,452	5,663	15,302	698,265	(38,147)	675,420
Total commercial loans	38,115	69,544	9,638	117,297	4,355,417	(230,213)	4,242,501
Direct installment	5,267	2,013	—	7,280	141,386	1,156	149,822
Residential mortgages	17,191	15,139	—	32,330	675,499	(41,364)	666,465
Indirect installment	—	1	—	1	10	154	165
Consumer lines of credit	6,353	3,253	1,353	10,959	596,298	(12,934)	594,323
Total consumer loans	28,811	20,406	1,353	50,570	1,413,193	(52,988)	1,410,775
Total acquired loans	$66,926	$89,950	$10,991	$167,867	$5,768,610	$(283,201)	$5,653,276

(1)	Past due information for acquired loans is based on the contractual balance outstanding at June 30, 2018 and December 31, 2017.

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

(3)	Approximately $28.5 million of acquired past-due or non-accrual loans were sold during the second quarter of 2018.

(4)	Approximately $14.7 million of originated past-due or non-accrual loans were sold during the second quarter of 2018.
We utilize the following categories to monitor credit quality within our commercial loan and lease portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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
The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
June 30, 2018
Commercial real estate	$5,499,238	$131,806	$123,297	$26	$5,754,367
Commercial and industrial	3,537,536	176,599	79,246	4,392	3,797,773
Commercial leases	326,574	2,274	8,549	—	337,397
Other	42,037	110	1,204	—	43,351
Total originated commercial loans and leases	$9,405,385	$310,789	$212,296	$4,418	$9,932,888
December 31, 2017
Commercial real estate	$4,922,872	$152,744	$98,728	$439	$5,174,783
Commercial and industrial	3,266,966	132,975	92,091	3,215	3,495,247
Commercial leases	260,235	4,425	2,060	—	266,720
Other	15,866	43	1,154	—	17,063
Total originated commercial loans and leases	$8,465,939	$290,187	$194,033	$3,654	$8,953,813
Acquired Loans
June 30, 2018
Commercial real estate	$2,661,433	$200,723	$217,626	$173	$3,079,955
Commercial and industrial	434,731	26,981	41,902	—	503,614
Total acquired commercial loans	$3,096,164	$227,704	$259,528	$173	$3,583,569
December 31, 2017
Commercial real estate	$3,102,788	$250,987	$213,089	$217	$3,567,081
Commercial and industrial	603,611	26,059	45,661	89	675,420
Total acquired commercial loans	$3,706,399	$277,046	$258,750	$306	$4,242,501
Credit quality information for acquired loans is based on the contractual balance outstanding at June 30, 2018 and December 31, 2017.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non- Performing	Total
Originated loans
June 30, 2018
Direct installment	$1,756,297	$15,793	$1,772,090
Residential mortgages	2,279,790	17,768	2,297,558
Indirect installment	1,744,007	2,345	1,746,352
Consumer lines of credit	1,131,322	4,971	1,136,293
Total originated consumer loans	$6,911,416	$40,877	$6,952,293
December 31, 2017
Direct installment	$1,739,060	$16,653	$1,755,713
Residential mortgages	2,019,816	16,410	2,036,226
Indirect installment	1,445,833	2,435	1,448,268
Consumer lines of credit	1,147,576	3,894	1,151,470
Total originated consumer loans	$6,352,285	$39,392	$6,391,677
Acquired loans
June 30, 2018
Direct installment	$119,921	$69	$119,990
Residential mortgages	553,412	—	553,412
Indirect installment	157	—	157
Consumer lines of credit	515,659	1,614	517,273
Total acquired consumer loans	$1,189,149	$1,683	$1,190,832
December 31, 2017
Direct installment	$149,751	$71	$149,822
Residential mortgages	666,465	—	666,465
Indirect installment	165	—	165
Consumer lines of credit	592,384	1,939	594,323
Total acquired consumer loans	$1,408,765	$2,010	$1,410,775
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

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Six Months Ended June 30, 2018
Commercial real estate	$16,428	$14,308	$201	$14,509	$26	$20,912
Commercial and industrial	28,738	13,020	10,787	23,807	4,392	23,688
Commercial leases	1,218	1,218	—	1,218	—	1,309
Other	—	—	—	—	—	—
Total commercial loans and leases	46,384	28,546	10,988	39,534	4,418	45,909
Direct installment	18,603	15,793	—	15,793	—	15,693
Residential mortgages	19,180	17,768	—	17,768	—	16,973
Indirect installment	4,579	2,345	—	2,345	—	2,387
Consumer lines of credit	6,735	4,971	—	4,971	—	4,741
Total consumer loans	49,097	40,877	—	40,877	—	39,794
Total	$95,481	$69,423	$10,988	$80,411	$4,418	$85,703
At or for the Year Ended December 31, 2017
Commercial real estate	$27,718	$21,748	$2,906	$24,654	$439	$24,413
Commercial and industrial	29,307	11,595	4,457	16,052	3,215	23,907
Commercial leases	1,574	1,574	—	1,574	—	1,386
Other	—	—	—	—	—	—
Total commercial loans and leases	58,599	34,917	7,363	42,280	3,654	49,706
Direct installment	19,375	16,653	—	16,653	—	16,852
Residential mortgages	17,754	16,410	—	16,410	—	15,984
Indirect installment	5,709	2,435	—	2,435	—	2,279
Consumer lines of credit	5,039	3,894	—	3,894	—	3,815
Total consumer loans	47,877	39,392	—	39,392	—	38,930
Total	$106,476	$74,309	$7,363	$81,672	$3,654	$88,636

Interest income continued to accrue on certain impaired loans and totaled approximately $3.1 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively. The above tables do not reflect the additional allowance for credit losses relating to acquired loans. Following is a summary of the allowance for credit losses required for acquired loans due to changes in credit quality subsequent to the acquisition date:

(in thousands)	June 30, 2018	December 31, 2017
Commercial real estate	$2,892	$4,976
Commercial and industrial	78	(415)
Total commercial loans	2,970	4,561
Direct installment	562	1,553
Residential mortgages	191	484
Indirect installment	250	177
Consumer lines of credit	(14)	(77)
Total consumer loans	989	2,137
Total allowance on acquired loans	$3,959	$6,698
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
Following is a summary of the composition of total TDRs:

(in thousands)	Originated	Acquired	Total
June 30, 2018
Accruing:
Performing	$19,352	$168	$19,520
Non-performing	21,689	3,131	24,820
Non-accrual	9,323	51	9,374
Total TDRs	$50,364	$3,350	$53,714
December 31, 2017
Accruing:
Performing	$19,538	$266	$19,804
Non-performing	20,173	3,308	23,481
Non-accrual	10,472	234	10,706
Total TDRs	$50,183	$3,808	$53,991
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the six months ended June 30, 2018, we returned to performing status $2.2 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

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

(in thousands)	June 30, 2018	December 31, 2017
Specific reserves for commercial TDRs	$14	$95
Pooled reserves for individual commercial loans	529	469
All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $4.2 million for June 30, 2018 and $4.0 million for December 31, 2017. Upon default of an individual loan, our charge-off policy is followed accordingly for that class of loan.
Following is a summary of TDR loans, by class:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$125	$122	1	$125	$122
Commercial and industrial	13	862	780	13	2,524	1,384
Total commercial loans	14	987	902	14	2,649	1,506
Direct installment	178	2,372	2,276	357	3,404	3,209
Residential mortgages	8	304	298	19	807	799
Indirect installment	7	11	11	16	24	23
Consumer lines of credit	22	382	298	41	709	513
Total consumer loans	215	3,069	2,883	433	4,944	4,544
Total	229	$4,056	$3,785	447	$7,593	$6,050

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$463	$463	2	$595	$566
Commercial and industrial	2	4,038	4,204	2	3,542	4,204
Total commercial loans	3	4,501	4,667	4	4,137	4,770
Direct installment	162	1,448	1,301	333	2,951	2,688
Residential mortgages	9	405	345	16	570	497
Indirect installment	4	15	14	9	31	27
Consumer lines of credit	21	311	208	43	1,054	905
Total consumer loans	196	2,179	1,868	401	4,606	4,117
Total	199	$6,680	$6,535	405	$8,743	$8,887

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Direct installment	41	$202	78	$304
Residential mortgages	3	146	6	293
Indirect installment	5	10	9	15
Consumer lines of credit	2	56	3	252
Total consumer loans	51	414	96	864
Total	51	$414	96	$864

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	2	$312	3	$326
Total commercial loans	2	312	3	326
Direct installment	31	134	55	146
Residential mortgages	1	80	4	264
Indirect installment	6	19	10	19
Consumer lines of credit	1	63	1	63
Total consumer loans	39	296	70	492
Total	41	$608	73	$818

NOTE 6.    ALLOWANCE FOR CREDIT LOSSES
The allowance for credit losses addresses credit losses inherent in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the Consolidated Balance Sheets. Loan and lease losses are charged off against the allowance for credit losses, with recoveries of amounts previously charged off credited to the allowance for credit losses. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the appropriate level of the allowance for credit losses.

Following is a summary of changes in the allowance for credit losses, by loan and lease class:

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2018
Commercial real estate	$53,516	$(4,254)	$765	$(3,489)	$560	$50,587
Commercial and industrial	53,013	(6,127)	1,157	(4,970)	5,646	53,689
Commercial leases	6,115	(36)	14	(22)	946	7,039
Other	1,995	(1,578)	272	(1,306)	1,307	1,996
Total commercial loans and leases	114,639	(11,995)	2,208	(9,787)	8,459	113,311
Direct installment	20,128	(2,922)	463	(2,459)	2,610	20,279
Residential mortgages	15,280	(314)	16	(298)	181	15,163
Indirect installment	11,955	(2,218)	974	(1,244)	2,690	13,401
Consumer lines of credit	10,408	(1,105)	62	(1,043)	1,096	10,461
Total consumer loans	57,771	(6,559)	1,515	(5,044)	6,577	59,304
Total allowance on originated loans and leases	172,410	(18,554)	3,723	(14,831)	15,036	172,615
Purchased credit-impaired loans	622	—	—	—	2	624
Other acquired loans	6,215	(4,076)	680	(3,396)	516	3,335
Total allowance on acquired loans	6,837	(4,076)	680	(3,396)	518	3,959
Total allowance	$179,247	$(22,630)	$4,403	$(18,227)	$15,554	$176,574
Six Months Ended June 30, 2018
Commercial real estate	$50,281	$(4,479)	$1,102	$(3,377)	$3,683	$50,587
Commercial and industrial	51,963	(12,047)	1,526	(10,521)	12,247	53,689
Commercial leases	5,646	(207)	24	(183)	1,576	7,039
Other	1,843	(2,375)	569	(1,806)	1,959	1,996
Total commercial loans and leases	109,733	(19,108)	3,221	(15,887)	19,465	113,311
Direct installment	20,936	(6,392)	903	(5,489)	4,832	20,279
Residential mortgages	15,507	(393)	107	(286)	(58)	15,163
Indirect installment	11,967	(4,627)	1,869	(2,758)	4,192	13,401
Consumer lines of credit	10,539	(1,636)	183	(1,453)	1,375	10,461
Total consumer loans	58,949	(13,048)	3,062	(9,986)	10,341	59,304
Total allowance on originated loans and leases	168,682	(32,156)	6,283	(25,873)	29,806	172,615
Purchased credit-impaired loans	635	—	—	—	(11)	624
Other acquired loans	6,063	(4,385)	1,403	(2,982)	254	3,335
Total allowance on acquired loans	6,698	(4,385)	1,403	(2,982)	243	3,959
Total allowance for credit losses	$175,380	$(36,541)	$7,686	$(28,855)	$30,049	$176,574

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2017
Commercial real estate	$46,389	$(318)	$505	$187	$382	$46,958
Commercial and industrial	53,570	(7,736)	183	(7,553)	8,091	54,108
Commercial leases	3,513	(208)	3	(205)	814	4,122
Other	1,809	(821)	353	(468)	497	1,838
Total commercial loans and leases	105,281	(9,083)	1,044	(8,039)	9,784	107,026
Direct installment	20,210	(3,245)	581	(2,664)	3,190	20,736
Residential mortgages	10,210	(182)	10	(172)	1,214	11,252
Indirect installment	9,630	(1,966)	614	(1,352)	2,296	10,574
Consumer lines of credit	8,883	(583)	150	(433)	1,054	9,504
Total consumer loans	48,933	(5,976)	1,355	(4,621)	7,754	52,066
Total allowance on originated loans and leases	154,214	(15,059)	2,399	(12,660)	17,538	159,092
Purchased credit-impaired loans	660	(1)	—	(1)	(19)	640
Other acquired loans	5,908	(74)	896	822	(763)	5,967
Total allowance on acquired loans	6,568	(75)	896	821	(782)	6,607
Total allowance	$160,782	$(15,134)	$3,295	$(11,839)	$16,756	$165,699
Six Months Ended June 30, 2017
Commercial real estate	$46,635	$(1,306)	$866	$(440)	$763	$46,958
Commercial and industrial	47,991	(10,199)	657	(9,542)	15,659	54,108
Commercial leases	3,280	(714)	4	(710)	1,552	4,122
Other	1,392	(1,794)	680	(1,114)	1,560	1,838
Total commercial loans and leases	99,298	(14,013)	2,207	(11,806)	19,534	107,026
Direct installment	21,391	(6,119)	1,209	(4,910)	4,255	20,736
Residential mortgages	10,082	(362)	171	(191)	1,361	11,252
Indirect installment	10,564	(4,336)	1,395	(2,941)	2,951	10,574
Consumer lines of credit	9,456	(1,041)	315	(726)	774	9,504
Total consumer loans	51,493	(11,858)	3,090	(8,768)	9,341	52,066
Total allowance on originated loans and leases	150,791	(25,871)	5,297	(20,574)	28,875	159,092
Purchased credit-impaired loans	572	(1)	—	(1)	69	640
Other acquired loans	6,696	(556)	1,165	609	(1,338)	5,967
Total allowance on acquired loans	7,268	(557)	1,165	608	(1,269)	6,607
Total allowance for credit losses	$158,059	$(26,428)	$6,462	$(19,966)	$27,606	$165,699

Following is a summary of the individual and collective originated allowance for credit losses and corresponding originated loan and lease balances by class:

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2018
Commercial real estate	$26	$50,561	$5,754,367	$8,521	$5,745,846
Commercial and industrial	4,392	49,297	3,797,773	18,482	3,779,291
Commercial leases	—	7,039	337,397	—	337,397
Other	—	1,996	43,351	—	43,351
Total commercial loans and leases	4,418	108,893	9,932,888	27,003	9,905,885
Direct installment	—	20,279	1,772,090	—	1,772,090
Residential mortgages	—	15,163	2,297,558	—	2,297,558
Indirect installment	—	13,401	1,746,352	—	1,746,352
Consumer lines of credit	—	10,461	1,136,293	—	1,136,293
Total consumer loans	—	59,304	6,952,293	—	6,952,293
Total	$4,418	$168,197	$16,885,181	$27,003	$16,858,178
December 31, 2017
Commercial real estate	$439	$49,842	$5,174,783	$11,114	$5,163,669
Commercial and industrial	3,215	48,748	3,495,247	9,872	3,485,375
Commercial leases	—	5,646	266,720	—	266,720
Other	—	1,843	17,063	—	17,063
Total commercial loans and leases	3,654	106,079	8,953,813	20,986	8,932,827
Direct installment	—	20,936	1,755,713	—	1,755,713
Residential mortgages	—	15,507	2,036,226	—	2,036,226
Indirect installment	—	11,967	1,448,268	—	1,448,268
Consumer lines of credit	—	10,539	1,151,470	—	1,151,470
Total consumer loans	—	58,949	6,391,677	—	6,391,677
Total	$3,654	$165,028	$15,345,490	$20,986	$15,324,504

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others, as of June 30, 2018 and December 31, 2017, is listed below:

(in thousands)	June 30, 2018	December 31, 2017
Mortgage loans sold with servicing retained	$3,605,603	$3,256,548

The following table summarizes activity relating to mortgage loans sold with servicing retained:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Mortgage loans sold with servicing retained	$282,756	$226,600	$519,649	$356,443
Pretax gains resulting from above loan sales (1)	5,024	5,633	8,822	9,271
Mortgage servicing fees (1)	2,223	2,007	4,397	3,610
(1) Recorded in mortgage banking operations.
Following is a summary of the MSR activity:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$30,791	$22,866	$29,053	$13,521
Fair value of MSRs acquired	—	—	—	8,553
Additions	3,315	2,576	6,025	4,030
Payoffs and curtailments	(504)	(441)	(909)	(580)
Amortization	(632)	(557)	(1,199)	(1,080)
Balance at end of period	$32,970	$24,444	$32,970	$24,444
Fair value, beginning of period	$36,445	$26,962	$32,419	$17,546
Fair value, end of period	38,603	27,173	38,603	27,173
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:

(dollars in thousands)	June 30, 2018	December 31, 2017
Weighted average life (months)	84.8	80.4
Constant prepayment rate (annualized)	9.1%	9.9%
Discount rate	9.9%	9.9%
Effect on fair value due to change in interest rates:
+0.25%	$1,286	$1,737
+0.50%	2,319	3,220
-0.25%	(1,584)	(1,937)
-0.50%	(3,498)	(4,007)
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

SBA-Guaranteed Loan Servicing
We retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors, as of June 30, 2018 and December 31, 2017, was as follows:

(in thousands)	June 30, 2018	December 31, 2017
SBA loans sold to investors with servicing retained	$305,632	$305,977
The following table summarizes activity relating to SBA loans sold with servicing retained:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
SBA loans sold with servicing retained	$11,225	$15,142	$23,513	$24,518
Pretax gains resulting from above loan sales (1)	1,171	816	2,272	816
SBA servicing fees (1)	699	627	1,449	742
(1) Recorded in non-interest income.
Following is a summary of the activity in SBA servicing rights:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$5,062	$5,339	$5,058	$—
Fair value of servicing rights acquired	—	—	—	5,399
Additions	258	264	646	264
Impairment (charge) / recovery	(139)	—	(229)	—
Amortization	(287)	(319)	(581)	(379)
Balance at end of period	$4,894	$5,284	$4,894	$5,284
Fair value, beginning of period	$5,062	$5,339	$5,058	$—
Fair value, end of period	4,894	5,299	4,894	5,299
Following is a summary of key assumptions and the sensitivity of the SBA loan servicing rights to changes in these assumptions:

	June 30, 2018					December 31, 2017
		Decline in fair value due to					Decline in fair value due to
(dollars in thousands)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	58.2					63.5
Constant prepayment rate (annualized)	10.51%	$(161)	$(312)	$—	$—	9.29%	$(145)	$(284)	$—	$—
Discount rate	15.08	—	—	(138)	(269)	14.87	—	—	(147)	(286)
The fair value of the SBA servicing rights is compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We had a $0.5 million valuation allowance for SBA servicing rights as of June 30, 2018.

NOTE 8.    BORROWINGS
Following is a summary of short-term borrowings:

(in thousands)	June 30, 2018	December 31, 2017
Securities sold under repurchase agreements	$239,804	$256,017
Federal Home Loan Bank advances	2,800,000	2,285,000
Federal funds purchased	1,165,000	1,000,000
Subordinated notes	129,342	137,320
Total short-term borrowings	$4,334,146	$3,678,337
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance. Of the total short-term FHLB advances, 73.0% and 84.5% had overnight maturities as of June 30, 2018 and December 31, 2017, respectively.
Following is a summary of long-term borrowings:

(in thousands)	June 30, 2018	December 31, 2017
Federal Home Loan Bank advances	$270,045	$310,061
Subordinated notes	88,762	87,614
Junior subordinated debt	110,587	110,347
Other subordinated debt	159,544	160,151
Total long-term borrowings	$628,938	$668,173
Our banking affiliate has available credit with the FHLB of $7.7 billion, of which $3.1 billion was utilized as of June 30, 2018. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.39% to 4.19% for the six months ended June 30, 2018 and 0.95% to 4.19% for the year ended December 31, 2017.
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

The following table provides information relating to the Trusts as of June 30, 2018:

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/2036	3.99%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,493	10/18/2034	4.55%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25,000	774	20,987	12/15/2037	3.66%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25,000	774	21,916	9/30/2035	3.80%	LIBOR + 146 bps
American Community Capital Trust II	10,000	310	10,444	12/15/2033	5.11%	LIBOR + 280 bps
Crescent Financial Capital Trust I	8,000	248	8,582	10/7/2033	5.45%	LIBOR + 310 bps
Total	$115,500	$3,885	$110,587

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

	June 30, 2018			December 31, 2017
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$855,000	$—	$4,372	$705,000	$228	$1,982
Interest rate swaps – not designated	2,542,255	4,755	7,974	2,245,442	1,169	11,599
Equity contracts – not designated	1,180	30	—	1,180	51	—
Total subject to master netting arrangements	3,398,435	4,785	12,346	2,951,622	1,448	13,581
Not subject to master netting arrangements:
Interest rate swaps – not designated	2,542,255	14,219	53,724	2,245,442	27,233	15,303
Interest rate lock commitments – not designated	91,659	1,662	7	88,107	1,594	5
Forward delivery commitments – not designated	107,830	221	336	106,572	233	148
Credit risk contracts – not designated	243,297	—	—	235,196	39	109
Equity contracts – not designated	1,180	—	30	1,180	—	51
Total not subject to master netting arrangements	2,986,221	16,102	54,097	2,676,497	29,099	15,616
Total	$6,384,656	$20,887	$66,443	$5,628,119	$30,547	$29,197
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
Derivatives Designated as Hedging Instruments under GAAP
Interest Rate Contracts. We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and seven of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. Any ineffective portion of the gain or loss is reported in earnings immediately.
Following is a summary of key data related to interest rate contracts:

(in thousands)	June 30, 2018	December 31, 2017
Notional amount	$855,000	$705,000
Fair value included in other assets	—	228
Fair value included in other liabilities	4,372	1,982

The following table shows amounts reclassified from accumulated other comprehensive income for the six months ended June 30, 2018:

(in thousands)	Total	Net of Tax
Reclassified from AOCI to interest income	$25	$20
Reclassified from AOCI to interest expense	(902)	(713)
As of June 30, 2018, the maximum length of time over which forecasted interest cash flows are hedged is 5 years. In the twelve months that follow June 30, 2018, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $3.4 million ($2.7 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2018.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the six months ended June 30, 2018 and 2017, there was no hedge ineffectiveness. Also, during the six months ended June 30, 2018 and 2017, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Following is a summary of key data related to interest rate swaps:

(in thousands)	June 30, 2018	December 31, 2017
Notional amount	$5,084,510	$4,490,884
Fair value included in other assets	18,974	28,402
Fair value included in other liabilities	61,698	26,902
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
Risk participation agreements sold with notional amounts totaling $157.2 million as of June 30, 2018 have remaining terms ranging from three months to nine years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be zero at June 30, 2018 and $0.1 million at December 31, 2017. The fair values of risk participation agreements purchased and sold were $0.2 million and $(0.3) million, respectively, at December 31, 2018 and $0.04 million and $(0.1) million, respectively at December 31, 2017.
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.4 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Balance Sheets to the net amounts that would result in the event of offset:

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
June 30, 2018
Derivative Assets
Interest rate contracts:
Designated	$—	$—	$—	$—
Not designated	4,755	4,704	—	51
Equity contracts – not designated	30	30	—	—
Total	$4,785	$4,734	$—	$51

Derivative Liabilities
Interest rate contracts:
Designated	$4,372	$4,372	$—	$—
Not designated	7,974	7,579	—	395
Total	$12,346	$11,951	$—	$395

December 31, 2017
Derivative Assets
Interest rate contracts:
Designated	$228	$228	$—	$—
Not designated	1,169	1,169	—	—
Equity contracts – not designated	51	51	—	—
Total	$1,448	$1,448	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$1,982	$1,982	$—	$—
Not designated	11,599	10,940	—	659
Total	$13,581	$12,922	$—	$659
The following table presents the effect of certain derivative financial instruments on the Income Statement:

		Six Months Ended June 30,
(in thousands)	Income Statement Location	2018	2017
Interest Rate Contracts	Interest income - loans and leases	$25	$900
Interest Rate Contracts	Interest expense – short-term borrowings	(902)	652
Interest Rate Swaps	Other income	1,259	(465)
Credit Risk Contracts	Other income	70	21

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
Following is a summary of off-balance sheet credit risk information:

(in thousands)	June 30, 2018	December 31, 2017
Commitments to extend credit	$7,223,071	$6,957,822
Standby letters of credit	137,054	132,904
At June 30, 2018, funding of 76.9% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

NOTE 11.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield.
We issued 283,037 and 251,379 performance-based restricted stock units during the first six months of 2018 and 2017. For performance-based restricted stock awards granted in 2018, we incorporated a new metric in which recipients will earn shares totaling between 0% and 175% of the number of units issued, based on our return on average tangible assets (ROATA) relative to a specified peer group of financial institutions over the three-year period. The result calculated using ROATA will then be adjusted by 75% to 125%, based on our total shareholder return (TSR) relative to the specified peer group of financial institutions. For performance-based restricted stock awards granted from 2014 through 2017, the recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on our TSR relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock award units are included in the table below based on where we expect them to vest, regardless of the actual vesting percentages.
As of June 30, 2018, we had available up to 2,333,089 shares of common stock to issue under this Plan.
The following table details our issuance of restricted stock units and the aggregate weighted average grant date fair values under these plans for the years indicated.

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Restricted stock units	937,155	707,851
Weighted average grant date fair values	$12,370	$10,398

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:

	Six Months Ended June 30,
	2018		2017
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	1,975,862	$13.64	1,836,363	$12.97
Granted	937,155	13.20	707,851	14.69
Vested	(257,712)	13.18	(592,202)	12.84
Forfeited/expired	(180,723)	13.30	(14,679)	13.23
Dividend reinvestment	38,129	14.02	28,454	14.49
Unvested units outstanding at end of period	2,512,711	13.56	1,965,787	13.65

The following table provides certain information related to restricted stock units:

(in thousands)	Six Months Ended June 30,
	2018	2017
Stock-based compensation expense	$4,699	$3,958
Tax benefit related to stock-based compensation expense	987	1,385
Fair value of units vested	3,472	8,013
As of June 30, 2018, there was $19.1 million of unrecognized compensation cost related to unvested restricted stock units, including $1.3 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. The components of the restricted stock units as of June 30, 2018 are as follows:

(dollars in thousands)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	1,449,400	1,063,311	2,512,711
Unrecognized compensation expense	$12,405	$6,646	$19,051
Intrinsic value	$19,451	$14,270	$33,721
Weighted average remaining life (in years)	2.29	2.05	2.19
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:

	Six Months Ended June 30,
	2018		2017
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
Options outstanding at beginning of period	722,650	$7.96	892,532	$8.95
Assumed from acquisitions	—	—	207,645	8.92
Exercised	(197,390)	7.93	(155,597)	9.43
Forfeited/expired	(4,598)	11.65	(56,510)	11.17
Options outstanding and exercisable at end of period	520,662	7.96	888,070	8.72
The intrinsic value of outstanding and exercisable stock options at June 30, 2018 was $2.8 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 12.    RETIREMENT PLANS
Our subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, we match 100% of the first 6% that the employee defers. During the second quarter of 2018, we made a one-time discretionary contribution of $0.9 million to the vast majority of our employees following the tax reform that was enacted in December 2017. Additionally, we may provide a performance-based company contribution of up to 3% if we exceed annual financial goals. Our contribution expense is presented in the following table:

	Six Months Ended June 30,
(in thousands)	2018	2017
401(k) contribution expense	$8,146	$6,150
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
Additionally, we sponsor a qualified non-contributory defined benefit pension plan and two supplemental non-qualified retirement plans that have been frozen. The net periodic benefit credit for these plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Service cost	$(4)	$(4)	$(8)	$(8)
Interest cost	1,560	1,477	3,120	2,954
Expected return on plan assets	(2,895)	(2,427)	(5,790)	(4,854)
Amortization:
Unrecognized prior service cost	—	2	—	4
Unrecognized loss	623	628	1,246	1,256
Net periodic pension credit	$(716)	$(324)	$(1,432)	$(648)

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

Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Current income taxes:
Federal taxes	$5,749	$6,602	$23,449	$13,290
State taxes	1,045	1,086	2,749	1,585
Total current income taxes	6,794	7,688	26,198	14,875
Deferred income taxes:
Federal taxes	13,256	22,460	15,158	24,150
State taxes	421	(531)	383	(2,924)
Total deferred income taxes	13,677	21,929	15,541	21,226
Total income taxes	$20,471	$29,617	$41,739	$36,101
Statutory tax rate	21.0%	35.0%	21.0%	35.0%
Effective tax rate	19.4%	28.5%	19.5%	27.0%
The effective tax rate for the six months ended June 30, 2018 under the 21% TCJA statutory federal tax rate was 19.5%. The effective tax rate for the six months ended June 30, 2017 under the former 35% statutory federal tax rate was 27.0%. The effective tax rate for the six months ended June 30, 2018 was lower than the statutory tax rate of 21% due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI. The lower effective tax rate for the six months ended June 30, 2017 primarily related to merger expenses and an increase in the level of tax credits.
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

NOTE 14.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:

(in thousands)	Unrealized Net Losses on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2018
Balance at beginning of period	$(29,626)	$5,407	$(58,833)	$(83,052)
Other comprehensive (loss) income before reclassifications	(38,660)	5,600	972	(32,088)
Amounts reclassified from AOCI	(24)	(721)	—	(745)
Net current period other comprehensive (loss) income	(38,684)	4,879	972	(32,833)
Balance at end of period	$(68,310)	$10,286	$(57,861)	$(115,885)

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
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$85,206	$74,406	$171,968	$97,385
Less: Preferred stock dividends	2,010	2,010	4,020	4,020
Net income available to common stockholders	$83,196	$72,396	$167,948	$93,365
Basic weighted average common shares outstanding	324,170,177	323,303,460	323,956,752	280,578,720
Net effect of dilutive stock options, warrants and restricted stock	1,559,872	1,564,299	1,772,440	1,706,762
Diluted weighted average common shares outstanding	325,730,049	324,867,759	325,729,192	282,285,482
Earnings per common share:
Basic	$0.26	$0.22	$0.52	$0.33
Diluted	$0.26	$0.22	$0.52	$0.33
The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average shares excluded from the diluted earnings per common share calculation	72	1,266	46	8,107

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:

	Six Months Ended June 30,
	2018	2017
(in thousands)
Interest paid on deposits and other borrowings	$98,926	$51,611
Income taxes paid	6,000	43,500
Transfers of loans to other real estate owned	7,967	22,451

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

In June, we announced plans to divest our Consumer Finance subsidiary as part of our strategy to enhance the overall positioning of our consumer banking operations. We entered a definitive stock purchase agreement to sell 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC. The sale of Regency is expected to close during the second half of 2018, subject to receipt of regulatory approvals and other customary closing conditions. We expect this transaction to accomplish several strategic objectives, including enhancing the credit risk profile of the consumer loan portfolio, offering additional liquidity and selling a non-strategic business segment that does not fit with our core business.

The following tables provide financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2018
Interest income	$284,768	$—	$19	$9,349	$(19)	$294,117
Interest expense	50,118	—	—	885	3,759	54,762
Net interest income	234,650	—	19	8,464	(3,778)	239,355
Provision for credit losses	13,277	—	—	2,277	—	15,554
Non-interest income	51,137	11,239	3,695	653	(1,835)	64,889
Non-interest expense (1)	159,675	8,694	3,895	5,293	1,645	179,202
Amortization of intangibles	3,699	60	52	—	—	3,811
Income tax expense (benefit)	21,291	581	(43)	444	(1,802)	20,471
Net income (loss)	87,845	1,904	(190)	1,103	(5,456)	85,206
Total assets	32,034,457	25,152	22,114	167,678	8,162	32,257,563
Total intangibles	2,311,429	10,067	12,140	1,809	—	2,335,445
At or for the Three Months Ended June 30, 2017
Interest income	$241,917	$—	$19	$10,114	$(1,016)	$251,034
Interest expense	28,414	—	—	888	3,317	32,619
Net interest income	213,503	—	19	9,226	(4,333)	218,415
Provision for credit losses	14,738	—	—	2,018	—	16,756
Non-interest income	53,031	9,821	3,496	770	(1,040)	66,078
Non-interest expense (1)	141,441	7,987	3,456	5,288	729	158,901
Amortization of intangibles	4,694	65	54	—	—	4,813
Income tax expense (benefit)	30,200	651	10	1,073	(2,317)	29,617
Net income (loss)	75,461	1,118	(5)	1,617	(3,785)	74,406
Total assets	30,487,402	22,028	22,311	183,859	38,126	30,753,726
Total intangibles	2,322,326	10,288	12,231	1,809	—	2,346,654
(1) Excludes amortization of intangibles, which is presented separately.

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2018
Interest income	$548,355	$—	$39	$18,643	$7	$567,044
Interest expense	92,478	—	—	1,795	7,311	101,584
Net interest income	455,877	—	39	16,848	(7,304)	465,460
Provision for credit losses	25,689	—	—	4,360	—	30,049
Non-interest income	104,449	22,241	7,998	1,291	(3,587)	132,392
Non-interest expense (1)	308,342	16,972	7,606	10,523	2,624	346,067
Amortization of intangibles	7,804	121	104	—	—	8,029
Income tax expense (benefit)	43,011	1,170	81	918	(3,441)	41,739
Net income (loss)	175,480	3,978	246	2,338	(10,074)	171,968
Total assets	32,034,457	25,152	22,114	167,678	8,162	32,257,563
Total intangibles	2,311,429	10,067	12,140	1,809	—	2,335,445
At or for the Six Months Ended June 30, 2017
Interest income	$427,298	$—	$39	$20,016	$(1,626)	$445,727
Interest expense	47,279	—	—	1,810	5,471	54,560
Net interest income	380,019	—	39	18,206	(7,097)	391,167
Provision for credit losses	23,802	—	—	3,804	—	27,606
Non-interest income	93,748	19,370	7,821	1,480	(1,225)	121,194
Non-interest expense (1)	309,725	15,527	6,771	10,519	816	343,358
Amortization of intangibles	7,676	126	109	—	—	7,911
Income tax expense (benefit)	36,511	1,362	357	2,140	(4,269)	36,101
Net income (loss)	96,053	2,355	623	3,223	(4,869)	97,385
Total assets	30,487,402	22,028	22,311	183,859	38,126	30,753,726
Total intangibles	2,322,326	10,288	12,231	1,809	—	2,346,654
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 18.    FAIR VALUE MEASUREMENTS
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis. Assets and liabilities measured at fair value rarely transfer between Level 1 and Level 2 measurements. There were no such transfers during the six-month periods ended June 30, 2018 and 2017.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$95,526	$—	$95,526
U.S. government-sponsored entities	—	306,934	—	306,934
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,577,596	—	1,577,596
Agency collateralized mortgage obligations	—	831,817	—	831,817
Non-agency collateralized mortgage obligations	—	—	—	—
Commercial mortgage-backed securities	—	168,324	—	168,324
States of the U.S. and political subdivisions	—	20,735	—	20,735
Other debt securities	—	1,855	—	1,855
Total debt securities available for sale	—	3,002,787	—	3,002,787
Loans held for sale	—	28,213	—	28,213
Marketable equity securities
Fixed income mutual fund	177	—	—	177
Financial services industry	—	995	—	995
Total marketable equity securities	177	995	—	1,172
Derivative financial instruments
Trading	—	19,004	—	19,004
Not for trading	—	221	1,662	1,883
Total derivative financial instruments	—	19,225	1,662	20,887
Total assets measured at fair value on a recurring basis	$177	$3,051,220	$1,662	$3,053,059
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$61,728	$—	$61,728
Not for trading	—	4,708	7	4,715
Total derivative financial instruments	—	66,436	7	66,443
Total liabilities measured at fair value on a recurring basis	$—	$66,436	$7	$66,443

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets Measured at Fair Value
Debt securities available for sale
U.S. government-sponsored entities	$—	$343,942	$—	$343,942
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,598,874	—	1,598,874
Agency collateralized mortgage obligations	—	794,957	—	794,957
Non-agency collateralized mortgage obligations	—	1	—	1
States of the U.S. and political subdivisions	—	21,093	—	21,093
Other debt securities	—	4,670	—	4,670
Total debt securities available for sale	—	2,763,537	—	2,763,537
Equity securities available for sale
Fixed income mutual fund	161	—	—	161
Financial services industry	—	864	—	864
Total equity securities available for sale	161	864	—	1,025
Total securities available for sale	161	2,764,401	—	2,764,562
Loans held for sale	—	56,458	—	56,458
Derivative financial instruments
Trading	—	28,453	—	28,453
Not for trading	—	500	1,594	2,094
Total derivative financial instruments	—	28,953	1,594	30,547
Total assets measured at fair value on a recurring basis	$161	$2,849,812	$1,594	$2,851,567
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$26,953	$—	$26,953
Not for trading	—	2,239	5	2,244
Total derivative financial instruments	—	29,192	5	29,197
Total liabilities measured at fair value on a recurring basis	$—	$29,192	$5	$29,197

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:

(in thousands)	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2018
Balance at beginning of period	$—	$—	$—	$1,594	$1,594
Purchases, issuances, sales and settlements:
Purchases	—	—	—	1,662	1,662
Settlements	—	—	—	(1,594)	(1,594)
Balance at end of period	$—	$—	$—	$1,662	$1,662
Year Ended December 31, 2017
Balance at beginning of period	$—	$492	$894	$—	$1,386
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	4	—	4
Included in other comprehensive income	—	86	(6)	—	80
Accretion included in earnings	(1)	—	1	—	—
Purchases, issuances, sales and settlements:
Purchases	12,048	—	—	1,594	13,642
Sales/redemptions	(12,047)	—	(874)	—	(12,921)
Settlements	—	—	(19)	(4,569)	(4,588)
Transfers from Level 3	—	(578)	—	—	(578)
Transfers into Level 3	—	—	—	4,569	4,569
Balance at end of period	$—	$—	$—	$1,594	$1,594
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2018. During the first quarter of 2017, we acquired $12.0 million in other debt securities from YDKN that are measured at Level 3. These securities were sold during the second quarter of 2017. During the first six months of 2017, we transferred equity securities totaling $0.6 million from Level 3 to Level 2, as a result of increased trading activity relating to these securities.
For the six months ended June 30, 2018, we recorded in earnings $0.6 million of unrealized gains relating to the adoption of ASU 2016-01 and market value adjustments on marketable equity securities. These unrealized gains included in earnings are in the other non-interest income line item in the consolidated statement of income. For the six months ended June 30, 2017, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total realized net securities gains included in earnings are in the net securities gains line item in the Consolidated Statements of Income.

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

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2018
Impaired loans	$—	$1,460	$6,135	$7,595
Other real estate owned	—	—	5,500	5,500
Other assets - SBA servicing asset	—	—	4,894	4,894
December 31, 2017
Impaired loans	$—	$2,813	$1,297	$4,110
Other real estate owned	—	10,513	10,823	21,336
Loans held for sale - SBA	—	—	36,432	36,432
Other assets - SBA servicing asset	—	—	5,058	5,058
Substantially all of the fair value amounts in the table above were estimated at a date during the six months or twelve months ended June 30, 2018 and December 31, 2017, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end.
Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2018 had a carrying amount of $7.6 million, which includes an allocated allowance for credit losses of $4.4 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $4.7 million, which was included in the provision for credit losses for the six months ended June 30, 2018.
OREO with a carrying amount of $7.6 million was written down to $5.5 million, resulting in a loss of $2.1 million, which was included in earnings for the six months ended June 30, 2018.
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

The fair values of our financial instruments are as follows:

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2018
Financial Assets
Cash and cash equivalents	$433,699	$433,699	$433,699	$—	$—
Debt securities available for sale	3,002,787	3,002,787	—	3,002,787	—
Debt securities held to maturity	3,295,081	3,181,275	—	3,181,275	—
Net loans and leases, including loans held for sale	21,527,120	21,163,711	—	28,213	21,135,498
Loan servicing rights	37,864	43,497	—	—	43,497
Marketable equity securities	1,172	1,172	177	995	—
Derivative assets	20,887	20,887	—	19,225	1,662
Accrued interest receivable	93,210	93,210	93,210	—	—
Financial Liabilities
Deposits	22,539,787	22,481,472	17,668,799	4,812,673	—
Short-term borrowings	4,334,146	4,334,835	4,334,835	—	—
Long-term borrowings	628,938	624,104	—	—	624,104
Derivative liabilities	66,443	66,443	—	66,436	7
Accrued interest payable	15,138	15,138	15,138	—	—
December 31, 2017
Financial Assets
Cash and cash equivalents	$479,443	$479,443	$479,443	$—	$—
Securities available for sale	2,764,562	2,764,562	161	2,764,401	—
Debt securities held to maturity	3,242,268	3,218,379	—	3,218,379	—
Net loans and leases, including loans held for sale	20,916,277	20,661,196	—	56,458	20,604,738
Loan servicing rights	34,111	37,758	—	—	37,758
Derivative assets	30,547	30,547	—	28,953	1,594
Accrued interest receivable	94,254	94,254	94,254	—	—
Financial Liabilities
Deposits	22,399,725	22,359,182	17,779,246	4,579,936	—
Short-term borrowings	3,678,337	3,678,723	3,678,723	—	—
Long-term borrowings	668,173	675,489	—	—	675,489
Derivative liabilities	29,197	29,197	—	29,192	5
Accrued interest payable	12,480	12,480	12,480	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis represents an overview of and highlights material changes to our financial condition and results of operations at and for the three- and six-month periods ended June 30, 2018 and 2017. This Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. Our results of operations for the six months ended June 30, 2018 are not necessarily indicative of results expected for the full year.

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risk, uncertainties and unforeseen events which may cause actual results to differ materially from future results expressed, projected or implied by these forward-looking statements. All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. Further, it is not possible to assess the effect of all risk factors on our business of the extent to which any one risk factor or compilation thereof may cause actual results to differ materially from those contained in any forward-looking statements. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Such forward-looking statements may be expressed in a variety of ways, including the use of future and present tense language expressing expectations or predictions of future financial or business performance or conditions based on current performance and trends. Forward-looking statements are typically identified by words such as, "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. In addition to factors previously disclosed in our reports filed with the SEC, the following factors among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions and manage risks; inflation; inability to effectively grow and expand our customer bases; potential difficulties encountered in expanding into a new and remote geographic market; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business and technology initiatives; competitive conditions; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with acquisitions and divestitures; inability to originate and re-sell mortgage loans in accordance with business plans; our inability to effectively manage our economic exposure and GAAP earnings exposure to interest rate volatility, including availability of appropriate derivative financial investments needed for interest rate risk management purposes; economic conditions; interruption in or breach of security of our information systems; integrity and functioning of products, information systems and services provided by third party external vendors; changes in tax rules and regulations or interpretations including, but not limited to, the recently enacted Tax Cuts and Jobs Act or tariffs implemented by the U.S. President; changes in or anticipated impact of, accounting policies, standards and interpretations; ability to maintain adequate liquidity to fund our operations; changes in asset valuations; the initiation of legal or regulatory proceedings against us and the outcome of any legal or regulatory proceeding including, but not limited to, actions by federal or state authorities and class action cases, new decisions that result in changes to previously settled law or regulation, and any unexpected court or regulatory rulings; and the impact, extent and timing of technological changes, capital management activities, and other actions of the OCC, the FRB, the Consumer Financial Protection Bureau, the FDIC and legislative and regulatory actions and reforms.
The risks identified here are not exclusive. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described in our Annual Report on Form 10-K (including MD&A section) for the year ended December 31, 2017, our subsequent 2018 Quarterly Reports on Form 10-Q's (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-

services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

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
Management believes charges such as merger expenses, branch consolidation costs and special one-time employee 401(k) contributions related to tax reform are not organic costs to run our operations and facilities. The merger expenses and branch consolidations charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branch without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
The second quarter 2018 results continued to reflect the change in the statutory federal income tax rate from 35% to 21% effective as of January 1, 2018 as a result of the enactment of the TCJA. The fourth quarter 2017 results were unfavorably impacted by income tax expense from the new federal tax legislation primarily attributed to revaluation of net deferred tax assets at the lower statutory tax rate.  Our business segment results for the fourth quarter of 2017 reflect the allocation of the impact of the new tax legislation to our business segments, primarily the revaluation of the net deferred tax positions allocated to these segments where certain income tax effects could be reasonably estimated.  These were included as provisional amounts as of December 31, 2017.  As a result, these provisional amounts could be adjusted during the measurement period, which will end on December 22, 2018, one year after the TCJA enactment date.  No changes have been made to these provisional amounts in the first half of 2018 as we continue to finalize our analysis.
To provide more meaningful comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable equivalent amounts for the 2018 period were calculated using a federal income tax rate of 21% provided under the TCJA (effective January 1, 2018).  Amounts for the 2017 periods were calculated using the previously applicable statutory federal income tax rate of 35%.

FINANCIAL SUMMARY
Net income available to common stockholders for the second quarter of 2018 was $83.2 million or $0.26 per diluted common share. On an operating basis, second quarter of 2018 earnings per diluted common share (non-GAAP) was $89.1 million, or $0.27 per diluted common share, excluding the impact of significant items influencing earnings of $6.6 million of costs related to branch consolidations as well as the impact of a $0.9 million discretionary 401(k) contribution made following tax reform.  Of the branch consolidation costs, $2.9 million were included in non-interest expense and $3.7 million were reflected as a loss on fixed assets reducing non-interest income.

Growth in total average loans compared to the prior year quarter was $1.1 billion, or 5.3%, with average commercial loan growth of $570 million, or 4.4%, and average consumer loan growth of $514 million, or 6.9%. Total average deposits increased $1.3 billion, or 6.3%, from the prior year quarter which included an increase in average non-interest bearing deposits of $298 million, or 5.4%, and an increase in average time deposits of $1.0 billion, or 26.7%.

We are well-positioned across our footprint to build on these trends and continue to improve our key operating metrics, as we maintain our focus on delivering earnings per share growth and improved profitability. On June 7, 2018, we announced that we have entered into a definitive agreement to sell Regency, with a closing expected prior to the end of 2018.
Income Statement Highlights (Second quarter of 2018 compared to second quarter of 2017)

•	Net income available to common stockholders was $83.2 million, compared to $72.4 million.

•	Operating net income available to common stockholders (non-GAAP) was $89.1 million, compared to $73.3 million.

•	Earnings per diluted common share were $0.26, compared to $0.22.

•	Operating earnings per diluted common share (non-GAAP) were $0.27, compared to $0.23.

•
Non-interest income decreased $1.2 million or 1.8%. Excluding the loss on fixed assets related to branch consolidations, non-interest income increased $2.5 million or 3.8%, with continued growth in wealth management, capital markets, and mortgage banking.

•	Total revenue increased 6.9% to $304 million, reflecting a 9.6% increase in net interest income, partially offset by a 1.8% decrease in non-interest income.

•	Net interest margin (FTE) (non-GAAP) expanded 9 basis points to 3.51% from 3.42%.

•	Non-interest expense was $183.0 million, compared to $163.7 million. Non-interest expense, excluding significant items influencing earnings, was $179.2 million, compared to $162.4 million.

•	Income tax expense increased $5.6 million, or 15.6%, primarily due to higher 2018 pre-tax income, partially offset by the lower tax rate in 2018.

•	The efficiency ratio (non-GAAP) totaled 55.6%, compared to 54.3%.

•	The annualized net charge-offs to total average loans ratio increased to 0.34%, compared to 0.23%, with the increase primarily related to the sale of certain underperforming commercial loans.
Balance Sheet Highlights (period-end balances, June 30, 2018 compared to December 31, 2017, unless otherwise indicated)

•	Total assets were $32.3 billion, compared to $31.4 billion.

•
Growth in total average loans was $1.1 billion, or 5.3%, with average commercial loan growth of $570.2 million, or 4.4%, and average consumer loan growth of $513.8 million, or 6.9%, from the same period last year.

•
Total average deposits increased $1.3 billion, or 6.3%, which included an increase in average non-interest bearing deposits of $297.9 million, or 5.4%, and an increase in average time deposits of $1.0 billion, or 26.7%, from the same period last year.

•	The ratio of loans to deposits was 96.1%, compared to 93.7%.

•
Total stockholders’ equity was $4.5 billion, compared to $4.4 billion, a slight increase of less than 1% since December 31, 2017, primarily driven by an increase in earnings partially offset by a decline in AOCI.

•	There was significant improvement in the delinquency ratio in the originated portfolio from 0.88% to 0.68%.

•	The ratio of the allowance for loan losses to total loans and leases decreased 2 basis points to 0.82%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
Net income available to common stockholders for the three months ended June 30, 2018 was $83.2 million or $0.26 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2017 of $72.4 million or $0.22 per diluted common share. The second quarter of 2018 included significant items influencing earnings of $7.5 million, comprised of $6.6 million of costs related to branch consolidations and a $0.9 million discretionary 401(k) contribution made following tax reform. Of those costs, $3.8 million was included in non-interest expense and $3.7 million was recorded as a loss on fixed assets reducing non-interest income. The second quarter of 2017 included merger-related expenses of $1.4 million.
Net interest income totaled $239.4 million, increasing $20.9 million or 9.6%. Non-interest income decreased $1.2 million and non-interest expense increased $19.3 million. The ratio of non-performing loans and OREO to total loans and OREO decreased 17 basis points to 0.61%. Financial highlights are summarized below:
TABLE 1

	Three Months Ended June 30,		$	%
(in thousands, except per share data)	2018	2017	Change	Change
Net interest income	$239,355	$218,415	$20,940	9.6%
Provision for credit losses	15,554	16,756	(1,202)	(7.2)
Non-interest income	64,889	66,078	(1,189)	(1.8)
Non-interest expense	183,013	163,714	19,299	11.8
Income taxes	20,471	29,617	(9,146)	(30.9)
Net income	85,206	74,406	10,800	14.5
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$83,196	$72,396	$10,800	14.9%
Earnings per common share – Basic	$0.26	$0.22	$0.04	18.2%
Earnings per common share – Diluted	0.26	0.22	0.04	18.2
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 2

	Three Months Ended June 30,
	2018	2017
Return on average equity	7.66%	6.80%
Return on average tangible common equity (2)	17.14%	15.69%
Return on average assets	1.07%	0.98%
Return on average tangible assets (2)	1.19%	1.11%
Book value per common share (1)	$13.47	$13.26
Tangible book value per common share (1) (2)	$6.26	$6.00
Equity to assets (1)	13.87%	14.28%
Tangible equity to tangible assets (1) (2)	7.14%	7.20%
Common equity to assets (1)	13.54%	13.94%
Tangible common equity to tangible assets (1) (2)	6.79%	6.83%
Dividend payout ratio	47.13%	53.89%
Average equity to average assets	13.97%	14.45%
(1) Period-end (2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 3

	Three Months Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$47,783	$267	2.24%	$87,750	$161	0.74%
Taxable investment securities (1)	5,218,200	28,995	2.22	4,923,492	25,130	2.04
Tax-exempt investment securities (1)(2)	995,704	8,727	3.51	683,465	7,128	4.17
Loans held for sale	46,667	767	6.58	93,312	1,702	8.70
Loans and leases (2)(3)	21,445,030	258,680	4.84	20,361,047	221,387	4.37
Total interest-earning assets (2)	27,753,384	297,436	4.30	26,149,066	255,508	3.92
Cash and due from banks	359,714			338,752
Allowance for credit losses	(182,598)			(165,888)
Premises and equipment	331,739			350,255
Other assets	3,685,512			3,692,460
Total assets	$31,947,751			$30,364,645
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,287,811	13,691	0.59	$9,297,726	8,256	0.36
Savings	2,620,084	1,490	0.24	2,592,726	641	0.10
Certificates and other time	4,811,842	15,868	1.30	3,798,714	7,856	0.83
Short-term borrowings	4,098,161	18,409	1.79	3,886,410	10,959	1.13
Long-term borrowings	650,562	5,304	3.27	680,414	4,907	2.89
Total interest-bearing liabilities	21,468,460	54,762	1.02	20,255,990	32,619	0.65
Non-interest-bearing demand	5,764,144			5,466,286
Other liabilities	253,637			255,931
Total liabilities	27,486,241			25,978,207
Stockholders’ equity	4,461,510			4,386,438
Total liabilities and stockholders’ equity	$31,947,751			$30,364,645
Excess of interest-earning assets over interest-bearing liabilities	$6,284,924			$5,893,076
Net interest income (FTE) (2)		242,674			222,889
Tax-equivalent adjustment		(3,319)			(4,474)
Net interest income		$239,355			$218,415
Net interest spread			3.28%			3.27%
Net interest margin (2)			3.51%			3.42%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
For the three months ended June 30, 2018, net interest income, which comprised 78.7% of revenue compared to 76.8% for the same period in 2017, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
Net interest income on an FTE basis (non-GAAP) increased $19.8 million or 8.9% from $222.9 million for the second quarter of 2017 to $242.7 million for the second quarter of 2018. Average interest-earning assets of $27.8 billion increased $1.6 billion or 6.1% and average interest-bearing liabilities of $21.5 billion increased $1.2 billion or 6.0% from 2017, due to organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.51% for the second quarter of 2018, compared to 3.42% for the same period of 2017, due to a higher interest rate environment, as well as higher purchase accounting accretion. The tax-equivalent adjustments (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2018, compared to the three months ended June 30, 2017:
TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$(73)	$179	$106
Securities (2)	4,293	1,171	5,464
Loans held for sale	(763)	(172)	(935)
Loans and leases (2)	10,778	26,514	37,292
Total interest income (2)	14,235	27,692	41,927
Interest Expense
Deposits:
Interest-bearing demand	222	5,213	5,435
Savings	185	664	849
Certificates and other time	2,519	5,492	8,011
Short-term borrowings	645	6,805	7,450
Long-term borrowings	(203)	600	397
Total interest expense	3,368	18,774	22,142
Net change (2)	$10,867	$8,918	$19,785

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35% in 2017. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $297.4 million for the second quarter of 2018, increased $41.9 million or 16.4% from the same quarter of 2017, primarily due to increased interest-earning assets. During the second quarter of 2018, we recognized $5.8 million of incremental purchase accounting accretion and $10.2 million of cash recoveries, compared to $0.5 million and $1.1 million, respectively, in the second quarter of 2017. The increase in interest-earning assets was primarily driven by a $1.1 billion or 5.3% increase in average loans and leases, which reflects strong growth in the commercial and consumer loan portfolios. Average commercial loan growth totaled $570.2 million, or 4.4%, led by strong commercial origination activity in the Cleveland and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions and continued growth in the equipment finance and asset-based lending businesses. Average consumer loan growth was $513.8 million, or

6.9%, as growth in residential mortgage loans of $401 million, or 16.6%, and indirect auto loans of $314.6 million, or 24.0%, was partially offset by declines in direct installment and consumer line of credit average balances. Additionally, average securities increased $606.9 million or 10.8% as we took advantage of interest rates that were higher in the first quarter of 2018 and significantly higher than the second quarter of 2017. The yield on average interest-earning assets (non-GAAP) increased 38 basis points from the second quarter of 2017 to 4.30% for the second quarter of 2018.
Interest expense of $54.8 million for the second quarter of 2018 increased $22.1 million, or 67.9%, from the same quarter of 2017, due to an increase in rates paid and growth in average interest-bearing deposits and an increase in short-term borrowings over the same quarter of 2017. Average interest-bearing deposits increased $1.0 billion or 6.6%. Organic growth in average time deposits, non-interest-bearing deposits, savings and money market balances was partially offset by a slight decline in interest checking accounts. Average short-term borrowings increased $211.8 million, or 5.4%, primarily as a result of an increase of $267.8 million in federal funds purchased, partially offset by a decrease of $40.7 million in short-term FHLB advances. Average long-term borrowings decreased $29.9 million, or 4.4%, primarily as a result of a decrease of $29.3 million resulting from the maturity of certain long-term FHLB advances. The rate paid on interest-bearing liabilities increased 37 basis points to 1.02% for the second quarter of 2018, due to changes in the funding mix and the Federal Open Market Committee interest rate increases.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 5

	Three Months Ended June 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Provision for credit losses:
Originated	$15,036	$17,538	$(2,502)	(14.3)%
Acquired	518	(782)	1,300	(166.2)
Total provision for credit losses	$15,554	$16,756	$(1,202)	(7.2)%
Net loan charge-offs:
Originated	$14,831	$12,660	$2,171	17.1%
Acquired	3,396	(821)	4,217	(513.6)
Total net loan charge-offs	$18,227	$11,839	$6,388	54.0%
Net loan charge-offs (annualized) / total average loans and leases	0.34%	0.23%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.36%	0.38%
The provision for credit losses of $15.6 million during the second quarter of 2018 was down 7.2% from the same period of 2017, primarily due to the decrease in non-performing loans, partially offset by higher organic loan growth during the current quarter as compared to the year-ago period. Net loan charge-offs were $18.2 million, an increase of $6.4 million, primarily related to the sale of a small portfolio of non-performing loans in the second quarter of 2018. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2018 and 2017 is presented in the following table:
TABLE 6

	Three Months Ended June 30,		$	%
(in thousands)	2018	2017	Change	Change
Service charges	$31,114	$32,090	$(976)	(3.0)%
Trust services	6,469	5,715	754	13.2
Insurance commissions and fees	4,567	4,347	220	5.1
Securities commissions and fees	4,526	3,887	639	16.4
Capital markets income	5,854	5,004	850	17.0
Mortgage banking operations	5,940	5,173	767	14.8
Bank owned life insurance	3,077	3,092	(15)	(0.5)
Net securities gains	31	493	(462)	(93.7)
Other	3,311	6,277	(2,966)	(47.3)
Total non-interest income	$64,889	$66,078	$(1,189)	(1.8)%
Total non-interest income decreased $1.2 million, to $64.9 million for the second quarter of 2018, a 1.8% decrease from the same period of 2017. The variances in significant individual non-interest income items are further explained in the following paragraphs. The decrease was primarily due to a $3.7 million loss on fixed assets related to branch consolidations, offset by continued growth in trust services, securities commissions and fees, capital markets and mortgage banking. Excluding significant items influencing earnings, non-interest income increased $2.5 million.
Service charges on loans and deposits of $31.1 million for the second quarter of 2018 decreased $1.0 million or 3.0% from the same period of 2017. The decrease is primarily due to a reduction in NSF fees, partially offset by an increase in debit card interchange income.
Trust services of $6.5 million for the second quarter of 2018 increased $0.8 million or 13.2% from the same period of 2017 primarily driven by strong organic revenue production. The market value of assets under management increased $637.5 million or 14.2% from June 30, 2017 to $5.1 billion at June 30, 2018.
Securities commissions and fees of $4.5 million for the second quarter of 2018 increased 16.4% from the same period of 2017. This increase reflects the benefit of increased brokerage activity partially due to the added North Carolina market with the remaining growth driven by existing regions.
Capital markets income of $5.9 million for the second quarter of 2018 increased $0.9 million or 17.0% from the same period of 2017, reflecting increased syndication fees and international banking activity and continued solid contributions from swap fees.
Mortgage banking operations income of $5.9 million for the second quarter of 2018 increased $0.8 million or 14.8% from the same period of 2017. The increase in mortgage banking income was largely due to increased contributions from the Mid-Atlantic (Baltimore-Washington D.C.) and Carolina markets. During the second quarter of 2018, we sold $304.7 million of originated residential mortgage loans, a 26.7% increase compared to $240.4 million for the same period of 2017, however, sold loan margins have been lower in both retail and correspondent loans due to competitive pressure and the mix of loans sold.
Other non-interest income was $3.3 million and $6.3 million for the second quarter of 2018 and 2017, respectively. The decline was due to a $3.7 million loss on fixed assets related to branch consolidations during the second quarter of 2018.

The breakdown of non-interest income excluding the significant item for the three months ended June 30, 2018 and 2017 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		$	%
(in thousands)	2018	2017	Change	Change
Total non-interest income, as reported	$64,889	$66,078	$(1,189)	(1.8)%
Significant item:
Loss on fixed assets related to branch consolidations	3,677	—	3,677
Total non-interest income, excluding significant item(1)	$68,566	$66,078	$2,488	3.8%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2018 and 2017 is presented in the following table:
TABLE 8

	Three Months Ended June 30,		$	%
(in thousands)	2018	2017	Change	Change
Salaries and employee benefits	$98,671	$84,899	$13,772	16.2%
Net occupancy	16,149	14,060	2,089	14.9
Equipment	13,183	12,420	763	6.1
Amortization of intangibles	3,811	4,813	(1,002)	(20.8)
Outside services	17,045	13,483	3,562	26.4
FDIC insurance	9,167	9,376	(209)	(2.2)
Bank shares and franchise taxes	3,240	2,742	498	18.2
Merger-related	—	1,354	(1,354)	(100.0)
Other	21,747	20,567	1,180	5.7
Total non-interest expense	$183,013	$163,714	$19,299	11.8%
Total non-interest expense of $183.0 million for the second quarter of 2018 increased $19.3 million, an 11.8% increase from the same period of 2017. Excluding significant items influencing earnings of $3.8 million, non-interest expense increased $16.8 million or 10.4%. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $98.7 million for the second quarter of 2018 increased $13.8 million or 16.2% from the same period of 2017, primarily due to a large medical insurance claim of $2.6 million, normal employee merit raises and restricted stock awards at the start of the quarter, a $1.0 million payroll tax rate adjustment, $1.3 million in additional wage increases for hourly employees plus a discretionary 401(k) contribution of $0.9 million instituted following tax reform in 2018.
Net occupancy and equipment expense of $29.3 million for the second quarter of 2018 increased $2.9 million or 10.8% from the same period of 2017, primarily due to branch consolidation costs.
Amortization of intangibles expense of $3.8 million for the second quarter of 2018 decreased $1.0 million or 20.8% from the second quarter of 2017, due to the completion of amortization for a core deposit intangible from a prior acquisition.
Outside services expense of $17.0 million for the second quarter of 2018 increased $3.6 million or 26.4% from the same period of 2017, primarily due to increases of $0.9 million in debit card processing expense, $0.6 million in legal expense, $0.6 million in security services and $0.6 million in data processing and information technology services, combined with other various miscellaneous increases.

Other non-interest expense was $21.7 million and $20.6 million for the second quarter of 2018 and 2017, respectively, driven by an increase of $0.8 million in historic and other tax credit investments expense. We also experienced an increase of $1.9 million in loan-related expense and $0.6 million in marketing expense, primarily resulting from increased loan volumes and expanded marketing campaigns which include our southeastern markets. These increases in expense were partially offset by a $0.7 million decrease in office supply expenses.
The breakdown of non-interest expense excluding significant items for the three months ended June 30, 2018 and 2017 is presented in the following table:
TABLE 9

	Three Months Ended June 30,		$	%
(in thousands)	2018	2017	Change	Change
Total non-interest expense, as reported	$183,013	$163,714	$19,299	11.8%
Significant items:
Discretionary 401(k) contribution	(874)	—	(874)
Branch consolidations - salaries and benefits	(45)	—	(45)
Branch consolidations - occupancy and equipment	(1,609)	—	(1,609)
Branch consolidations - other	(1,285)	—	(1,285)
Merger-related	—	(1,354)	1,354
Total non-interest expense, excluding significant items(1)	$179,200	$162,360	$16,840	10.4%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Income tax expense	$20,471	$29,617
Effective tax rate	19.4%	28.5%
Statutory tax rate	21.0%	35.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% in 2018 and 35% in 2017, due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The effective tax rate for the second quarter of 2018 was 19.4% compared to 28.5% the second quarter of 2017. The current quarter was impacted by the TCJA, including a change to a 21% federal statutory rate while the year-ago quarter was impacted by elevated tax credit recognition. The lower statutory corporate tax rate is partially offset by changes to the deductibility of certain items such as FDIC insurance premiums.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
Net income available to common stockholders for the six months ended June 30, 2018 was $167.9 million or $0.52 per diluted common share, compared to $93.4 million or $0.33 per diluted common share for the six months ended June 30, 2017. The first six months of 2018 included the impact of costs related to branch consolidations of $6.6 million and a $0.9 million discretionary 401(k) contribution made following tax reform. Of those costs, $3.8 million was included in non-interest expense and $3.7 million was reflected as a loss on fixed assets reducing non-interest income. The first six months of 2017 included $2.6 million of merger-related net security gains and merger-related expense of $54.1 million . There were no merger-related security gains or expenses recorded during the first six months of 2018. Operating earnings per diluted common share (non-GAAP) was $0.53 for the first six months of 2018 compared to $0.45 for the six months ended June 30, 2017. The effective tax rate for the first six months of 2018 was 19.5%, compared to 27.0% in the first six months of 2017. The first six months of

2018 was impacted by the TCJA, including a change to a 21% statutory rate, while the first six months of 2017 was impacted by merger-related expenses. Average diluted common shares outstanding increased 43.4 million shares, or 15.4%, to 325.7 million shares for the first six months of 2018, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares on March 11, 2017. The major categories of the Income Statement and their respective impact to the increase (decrease) in net income are presented in the following table:
TABLE 11

	Six Months Ended June 30,		$	%
(in thousands, except per share data)	2018	2017	Change	Change
Net interest income	$465,460	$391,167	$74,293	19.0%
Provision for credit losses	30,049	27,606	2,443	8.8
Non-interest income	132,392	121,194	11,198	9.2
Non-interest expense	354,096	351,269	2,827	0.8
Income taxes	41,739	36,101	5,638	15.6
Net income	171,968	97,385	74,583	76.6
Less: Preferred stock dividends	4,020	4,020	—	—
Net income available to common stockholders	$167,948	$93,365	$74,583	79.9%
Earnings per common share – Basic	$0.52	$0.33	$0.19	57.6%
Earnings per common share – Diluted	0.52	0.33	0.19	57.6
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Six Months Ended June 30,
	2018	2017
Return on average equity	7.80%	5.31%
Return on average tangible common equity (2)	17.57%	11.51%
Return on average assets	1.09%	0.72%
Return on average tangible assets (2)	1.22%	0.82%
Book value per common share (1)	$13.47	$13.26
Tangible book value per common share (1) (2)	$6.26	$6.00
Equity to assets (1)	13.87%	14.28%
Tangible equity to tangible assets (1) (2)	7.14%	7.20%
Common equity to assets (1)	13.54%	13.94%
Tangible common equity to tangible assets (1) (2)	6.79%	6.83%
Dividend payout ratio	46.61%	69.15%
Average equity to average assets	14.02%	13.59%
(1) Period-end (2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Six Months Ended June 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$75,689	$627	1.67%	$86,712	$341	0.79%
Federal funds sold	—	—	—	2,277	8	0.72
Taxable investment securities (1)	5,132,722	55,874	2.18	4,702,692	47,609	2.02
Tax-exempt investment securities (1)(2)	973,486	17,005	3.49	592,342	12,318	4.16
Loans held for sale	56,229	1,678	5.99	53,059	1,868	7.96
Loans and leases (2) (3)	21,301,124	498,282	4.71	18,287,280	391,579	4.32
Total interest-earning assets (2)	27,539,250	573,466	4.19	23,724,362	453,723	3.85
Cash and due from banks	359,218			316,867
Allowance for credit losses	(181,544)			(163,642)
Premises and equipment	334,264			312,292
Other assets	3,671,193			3,040,903
Total assets	$31,722,381			$27,230,782
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,338,014	25,146	0.54	$8,362,233	13,087	0.32
Savings	2,578,492	2,523	0.20	2,503,259	1,162	0.09
Certificates and other time	4,724,920	29,849	1.25	3,346,434	14,244	0.86
Short-term borrowings	4,042,020	33,616	1.67	3,546,112	17,633	1.00
Long-term borrowings	655,737	10,450	3.21	607,991	8,434	2.80
Total interest-bearing liabilities	21,339,183	101,584	0.96	18,366,029	54,560	0.60
Non-interest-bearing demand	5,686,324			4,943,226
Other liabilities	250,898			220,574
Total liabilities	27,276,405			23,529,829
Stockholders’ equity	4,445,976			3,700,953
Total liabilities and stockholders’ equity	$31,722,381			$27,230,782
Excess of interest-earning assets over interest-bearing liabilities	$6,200,067			$5,358,333
Net interest income (FTE) (2)		471,882			399,163
Tax-equivalent adjustment		(6,422)			(7,996)
Net interest income		$465,460			$391,167
Net interest spread			3.23%			3.25%
Net interest margin (2)			3.45%			3.39%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
For the six months ended June 30, 2018, net interest income, which comprised 77.9% of revenue compared to 76.3% for the same period in 2017, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.
Net interest income on an FTE basis (non-GAAP) increased $72.7 million or 18.2% from $399.2 million for the first six months of 2017 to $471.9 million for the first six months of 2018. Average interest-earning assets of $27.5 billion increased $3.8 billion or 16.1% and average interest-bearing liabilities of $21.3 billion increased $3.0 billion or 16.2% from the first six months of 2017 due to the YDKN acquisition and organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.45% for the first six months of 2018, compared to 3.39% for the same period of 2017, due to a higher interest rate environment, as well as higher purchase accounting accretion. The tax-equivalent adjustments (non-GAAP) to net interest income from amounts reported on our financial statements are shown in the preceding table.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income
Interest-bearing deposits with banks	$(43)	$329	$286
Federal funds sold	(4)	(4)	(8)
Securities (2)	11,227	1,725	12,952
Loans held for sale	66	(256)	(190)
Loans and leases (2)	66,425	40,278	106,703
Total interest income (2)	77,671	42,072	119,743
Interest Expense
Deposits:
Interest-bearing demand	2,144	9,915	12,059
Savings	164	1,197	1,361
Certificates and other time	7,181	8,424	15,605
Short-term borrowings	2,896	13,087	15,983
Long-term borrowings	790	1,226	2,016
Total interest expense	13,175	33,849	47,024
Net change (2)	$64,496	$8,223	$72,719

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35% in 2017. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $573.5 million for the first six months of 2018, increased $119.7 million or 26.4% from the same quarter of 2017, primarily due to increased interest-earning assets. During the first six months of 2018, we recognized $10.6 million of incremental purchase accounting accretion and $11.3 million of cash recoveries, compared to $3.6 million and $1.5 million, respectively, in the the first six months of 2017 . The increase in interest-earning assets was primarily driven by a $3.0 billion or 16.5% increase in average loans and leases, which reflects the benefit of our expanded banking footprint and successful sales management, and includes $1.0 billion or 4.9% of organic growth. Additionally, average securities increased $811.2 million or 15.3%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 34 basis points from the first six months of 2017 to 4.19% for the first six months of 2018. The 34 basis points increase in earning asset yield was driven by an increase in yields in both investments and loans including higher purchase accounting accretion and cash recoveries on acquired loans.
Interest expense of $101.6 million for the first six months of 2018 increased $47.0 million or 86.2% from the same quarter of 2017 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and borrowings increased over the same quarter of 2017. Average interest-bearing deposits increased $2.4 billion or 17.1%, which reflects the benefit of our expanded banking footprint in our southeastern markets, including $2.9 billion added at closing of the YDKN acquisition and organic growth in transaction deposits. Average short-term borrowings increased $495.9 million or 14.0%, primarily as a result of increases of $152.1 million in short-term FHLB borrowings and $358.2 million in federal funds purchased. Average long-term borrowings increased $47.7 million or 7.9%, primarily as a result of increases of $23.9 million and $22.6 million in junior subordinated debt and subordinated debt, respectively, assumed in the YDKN transaction. Subsequent to the close of the acquisition, we remixed the long–term position based on our funding needs. The rate paid on interest-bearing liabilities increased 36 basis points to 0.96% for the first six months of 2018, due to the Federal Open Market Committee interest rate increases and changes in the funding mix.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 15

	Six Months Ended June 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Provision for credit losses:
Originated	$29,806	$28,875	$931	3.2%
Acquired	243	(1,269)	1,512	(119.1)
Total provision for credit losses	$30,049	$27,606	$2,443	8.8%
Net loan charge-offs:
Originated	$25,873	$20,574	$5,299	25.8%
Acquired	2,982	(608)	3,590	(590.5)
Total net loan charge-offs	$28,855	$19,966	$8,889	44.5%
Net loan charge-offs (annualized) / total average loans and leases	0.27%	0.22%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.33%	0.31%
The provision for credit losses of $30.0 million during the first six months of 2018 increased $2.4 million from the same period of 2017, primarily due to an increase of $0.9 million in the provision for the originated portfolio, which was primarily attributable to higher organic loan growth during the first six months of 2018 compared to the year-ago period. Net loan charge-offs of $28.9 million for the first six months of 2018 increased $8.9 million from the year-ago period, primarily due to the sale of a small portfolio of non-performing loans in the second quarter of 2018. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2018 and 2017 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Service charges	$61,191	$56,671	$4,520	8.0%
Trust services	12,917	11,462	1,455	12.7
Insurance commissions and fees	9,702	9,488	214	2.3
Securities commissions and fees	8,845	7,510	1,335	17.8
Capital markets income	11,068	8,851	2,217	25.0
Mortgage banking operations	11,469	8,963	2,506	28.0
Bank owned life insurance	6,362	5,245	1,117	21.3
Net securities gains	31	3,118	(3,087)	(99.0)
Other	10,807	9,886	921	9.3
Total non-interest income	$132,392	$121,194	$11,198	9.2%
Total non-interest income increased $11.2 million, to $132.4 million for the first six months of 2018, a 9.2% increase from the same period of 2017. The variances in significant individual non-interest income items are further explained in the following paragraphs, with most increases relating at least partially to expanded operations in our southeastern markets, partially offset by a $3.7 million loss on fixed assets related to branch consolidations. Excluding significant items, non-interest income increased $17.5 million to $136.1 million for the first six months of 2018.
Service charges on loans and deposits of $61.2 million for the first six months of 2018 increased $4.5 million or 8.0% from the same period of 2017. The increase was driven by the expanded customer base in our southeastern markets, combined with organic growth in loans and deposit accounts.
Trust services of $12.9 million for the first six months of 2018 increased $1.5 million or 12.7% from the same period of 2017 primarily driven by strong organic revenue production. The market value of assets under management increased $637.5 million or 14.2% to $5.1 billion from June 30, 2017 to June 30, 2018.
Securities commissions and fees of $8.8 million for the first six months of 2018 increased 17.8% from the same period of 2017. This increase reflects the benefit of expanded operations in our southeastern markets and increased brokerage activity.
Capital markets income of $11.1 million for the first six months of 2018 increased $2.2 million or 25.0% from $8.9 million for 2017, reflecting increased syndication fees and international banking activity, and continued solid contributions from swap fees. Our interest rate swap program allows commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk. The interest rate swap program adds short-term, adjustable rate loans to our consolidated balance sheet and is a key strategy in the management of our interest rate risk position.
Mortgage banking operations income of $11.5 million for the first six months of 2018 increased $2.5 million or 28.0% from the same period of 2017. During the first six months of 2018, we sold $569.7 million of residential mortgage loans, a 51.6% increase compared to $375.8 million for the same period of 2017. However, sold loan margins have been lower in both retail and correspondent loans due to competitive pressure and the mix of loans sold.
Income from BOLI of $6.4 million for the first six months of 2018 increased $1.1 million or 21.3% from $5.2 million in the same period of 2017, due to a combination of BOLI policies acquired from YDKN and investing in new policies during the third and fourth quarters of 2017.
Net securities gains were $0.03 million for the first six months of 2018, compared to $3.1 million for the first six months of 2017. The gains in 2017 related to the sale of certain acquired YDKN securities after the closing of the acquisition.

Other non-interest income was $10.8 million and $9.9 million for the first six months of 2018 and 2017, respectively. During the first six months of 2018, dividends on non-marketable equity securities increased $3.5 million and SBA loan gain on sale and servicing-related income increased $1.5 million compared to the year-ago period, partially offset by a $3.7 million loss on fixed assets related to the branch consolidations.
The breakdown of non-interest income excluding significant items for the first six months ended June 30, 2018 and 2017 is presented in the following table:
TABLE 17

	Six Months Ended June 30,		$	%
(in thousands)	2018	2017	Change	Change
Total non-interest income, as reported	$132,392	$121,194	$11,198	9.2%
Significant items:
Loss on fixed assets related to branch consolidations	3,677	—	3,677
Merger-related net securities gains	—	(2,609)	2,609
Total non-interest income, excluding significant items(1)	$136,069	$118,585	$17,484	14.7%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2018 and 2017 is presented in the following table:
TABLE 18

	Six Months Ended June 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Salaries and employee benefits	$187,997	$158,477	$29,520	18.6%
Net occupancy	31,717	25,409	6,308	24.8
Equipment	27,648	22,050	5,598	25.4
Amortization of intangibles	8,029	7,911	118	1.5
Outside services	31,770	26,526	5,244	19.8
FDIC insurance	18,001	14,763	3,238	21.9
Bank shares and franchise taxes	6,692	5,722	970	17.0
Merger-related	—	54,078	(54,078)	(100.0)
Other	42,242	36,333	5,909	16.3
Total non-interest expense	$354,096	$351,269	$2,827	0.8%
Total non-interest expense of $354.1 million for the first six months of 2018 increased $2.8 million, an 0.8% increase from the same period of 2017. Excluding significant items influencing earnings of $3.8 million, non-interest expense increased $53.1 million or 17.9%. The variances in the individual non-interest expense items are further explained in the following paragraphs, with most increases relating at least partially to costs associated with expanded operations from the acquisition of YDKN in March of 2017, including $2.9 million of branch consolidation costs in the first six months of 2018 compared to merger-related expenses of $54.1 million in the same period of 2017.
Salaries and employee benefits of $188.0 million for the first six months of 2018 increased $29.5 million or 18.6% from the same period of 2017. The increase was primarily due to employees added in conjunction with the YDKN acquisition, combined with 2018 merit increases and higher benefit costs including items such as a large medical insurance claim of $2.6 million, restricted stock awards, a $1.0 million payroll tax rate adjustment, and $1.3 million in additional wage increases for hourly employees plus a discretionary 401(k) contribution of $0.9 million following tax reform in 2018.
Net occupancy and equipment expense of $59.4 million for the first six months of 2018 increased $11.9 million or 25.1% from the same period of 2017, primarily due to the YDKN acquisition and our presence in that new market, branch consolidation costs of $2.9 million and our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with expanding regulatory requirements.
Outside services expense of $31.8 million for the first six months of 2018 increased $5.2 million or 19.8% from the same period of 2017, primarily due to increases of $1.3 million in legal expense, $0.8 million in security services, and $0.7 million in data processing and information technology services, combined with various other miscellaneous increases. These increases were driven primarily by the expanded operations in our southeastern markets.
FDIC insurance of $18.0 million for the first six months of 2018 increased $3.2 million or 21.9% from the same period of 2017, primarily due to a higher assessment base resulting from merger and acquisition activity.
Bank shares and franchise taxes expense of $6.7 million for the first six months of 2018 increased $1.0 million or 17.0% from $5.7 million in the first six months of 2017, primarily due to an increase in our capital base from the YDKN acquisition.
Other non-interest expense was $42.2 million and $36.3 million for the first six months of 2018 and 2017, respectively. During the first six months of 2018, telephone expense increased by $0.6 million, OREO increased by $1.5 million, loan-related expense increased by $2.4 million, historic and other tax credit investments expense increased by $1.5 million and marketing expense increased by $1.5 million. Other non-interest expense also included branch consolidation costs of $2.9 million. These increases were primarily related to the expanded operations in North and South Carolina and branch consolidation activities.
The breakdown of non-interest expense excluding significant items for the six months ended June 30, 2018 and 2017 is presented in the following table:
TABLE 19

	Six Months Ended June 30,		$	%
(in thousands)	2018	2017	Change	Change
Total non-interest expense, as reported	$354,096	$351,269	$2,827	0.8%
Significant items:
Discretionary 401(k) contribution	(874)	—	(874)
Branch consolidations - salaries and benefits	(45)	—	(45)
Branch consolidations - occupancy and equipment	(1,609)	—	(1,609)
Branch consolidations - other	(1,285)	—	(1,285)
Merger-related	—	(54,078)	54,078
Total non-interest expense, excluding significant items(1)	$350,283	$297,191	$53,092	17.9%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 20

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Income tax expense	$41,739	$36,101
Effective tax rate	19.5%	27.0%
Statutory tax rate	21.0%	35.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% in 2018 and 35% in 2017, due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The effective tax rate for the first six months of 2018 was 19.5%, compared to 27.0% in the year-ago quarter. The first six months of 2018 was impacted by the TCJA, including a change to a 21% federal statutory rate, while the year-ago quarter was impacted by merger-related expenses. The lower statutory corporate tax rate is partially offset by changes to the deductibility of certain items such as FDIC insurance premiums.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 21

(dollars in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Assets
Cash and cash equivalents	$433,699	$479,443	$(45,744)	(9.5)%
Securities	6,297,868	6,006,830	291,038	4.8
Loans held for sale	44,112	92,891	(48,779)	(52.5)
Loans and leases, net	21,483,008	20,823,386	659,622	3.2
Goodwill and other intangibles	2,335,445	2,341,263	(5,818)	(0.2)
Other assets	1,663,431	1,673,822	(10,391)	(0.6)
Total Assets	$32,257,563	$31,417,635	$839,928	2.7%
Liabilities and Stockholders’ Equity
Deposits	$22,539,787	$22,399,725	$140,062	0.6%
Borrowings	4,963,084	4,346,510	616,574	14.2
Other liabilities	281,450	262,206	19,244	7.3
Total liabilities	27,784,321	27,008,441	775,880	2.9
Stockholders’ equity	4,473,242	4,409,194	64,048	1.5
Total Liabilities and Stockholders’ Equity	$32,257,563	$31,417,635	$839,928	2.7%

Non-Performing Assets
Non-performing assets decreased $6.0 million, from $138.7 million at December 31, 2017 to $132.8 million at June 30, 2018. This reflects decreases of $5.9 million in non-accrual loans and $1.4 million in OREO, partially offset by an increase of $1.3 million in TDRs. The decrease in non-accrual loans is attributable to the exit of $15.7 million in non-performing commercial credits during the second quarter, primarily in the small business portfolio. The increase in TDRs is related to additional modifications of 1-4 family secured properties, as well as the modification of a commercial and industrial credit during the first six months of 2018. The decrease in OREO is primarily attributable to the sale of two commercial properties totaling $2.1 million during the first six months of 2018.

Following is a summary of total non-performing loans and leases, by class:
TABLE 22

(in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Commercial real estate	$20,496	$31,399	$(10,903)	(34.7)%
Commercial and industrial	28,242	22,740	5,502	24.2
Commercial leases	1,218	1,574	(356)	(22.6)
Other	1,000	1,000	—	—
Total commercial loans and leases	50,956	56,713	(5,757)	(10.2)
Direct installment	15,862	16,725	(863)	(5.2)
Residential mortgages	12,737	16,409	(3,672)	(22.4)
Indirect installment	7,375	2,435	4,940	202.9
Consumer lines of credit	6,586	5,834	752	12.9
Total consumer loans	42,560	41,403	1,157	2.8
Total non-performing loans and leases	$93,516	$98,116	$(4,600)	(4.7)%

Following is a summary of performing, non-performing and non-accrual TDRs, by class:
TABLE 23

(in thousands)	Performing	Non- Performing	Non- Accrual	Total
Originated
June 30, 2018
Commercial real estate	$—	$—	$2,323	$2,323
Commercial and industrial	2,580	528	891	3,999
Total commercial loans	2,580	528	3,214	6,322
Direct installment	11,111	8,391	3,398	22,900
Residential mortgages	3,751	5,855	1,781	11,387
Indirect installment	—	5,223	10	5,233
Consumer lines of credit	1,910	1,692	920	4,522
Total consumer loans	16,772	21,161	6,109	44,042
Total TDRs	$19,352	$21,689	$9,323	$50,364
December 31, 2017
Commercial real estate	$92	$—	$3,870	$3,962
Commercial and industrial	3,085	—	601	3,686
Total commercial loans	3,177	—	4,471	7,648
Direct installment	10,890	7,758	3,197	21,845
Residential mortgages	3,659	10,638	2,161	16,458
Indirect installment	—	195	14	209
Consumer lines of credit	1,812	1,582	629	4,023
Total consumer loans	16,361	20,173	6,001	42,535
Total TDRs	$19,538	$20,173	$10,472	$50,183
Acquired
June 30, 2018
Commercial real estate	$—	$2,613	$—	$2,613
Commercial and industrial	—	—	38	38
Total commercial loans	—	2,613	38	2,651
Direct installment	—	69	—	69
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	168	449	13	630
Total consumer loans	168	518	13	699
Total TDRs	$168	$3,131	$51	$3,350
December 31, 2017
Commercial real estate	$—	$2,651	$—	$2,651
Commercial and industrial	—	—	—	—
Total commercial loans	—	2,651	—	2,651
Direct installment	15	71	—	86
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	251	586	234	1,071
Total consumer loans	266	657	234	1,157
Total TDRs	$266	$3,308	$234	$3,808

Allowance for Credit Losses
The allowance for credit losses of $176.6 million at June 30, 2018 increased $1.2 million or 0.7% from December 31, 2017, primarily in support of growth in originated loans and leases and a small increase in originated criticized commercial loans. The provision for credit losses during the six months ended June 30, 2018 was $30.0 million, which covered net charge-offs and supported organic loan growth. The amount of provision expense that resulted from the small increase in originated criticized commercial loans was offset by a provision benefit received through a decline in overall delinquency levels in the second quarter of 2018. Net charge-offs were $28.9 million during the six months ended June 30, 2018 compared to $20.0 million during the six months ended June 30, 2017. The allowance for credit losses as a percentage of non-performing loans for the total portfolio increased from 179% as of December 31, 2017 to 189% as of June 30, 2018, reflecting a decrease in the level of non-performing loans relative to the decrease in the allowance for credit losses during the six-month period.
Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations. Also see Note 5, Loans and Leases, of the Notes to Consolidated Financial Statements (Unaudited).
TABLE 24

	At or For the Three Months Ended
	June 30, 2018	December 31, 2017	June 30, 2017
Non-performing loans / total originated loans and leases	0.50%	0.57%	0.75%
Non-performing loans + OREO / total originated loans and leases + OREO	0.71%	0.81%	1.08%
Allowance for credit losses (originated loans) / total originated loans and leases	1.02%	1.10%	1.15%
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.36%	0.35%	0.38%

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking segment.
Following is a summary of deposits:
TABLE 25

(in thousands)	June 30, 2018	December 31, 2017	$ Change	% Change
Non-interest-bearing demand	$5,926,473	$5,720,030	$206,443	3.6%
Interest-bearing demand	9,134,954	9,571,038	(436,084)	(4.6)
Savings	2,607,372	2,488,178	119,194	4.8
Certificates and other time deposits	4,870,988	4,620,479	250,509	5.4
Total deposits	$22,539,787	$22,399,725	$140,062	0.6%
Total deposits increased from December 31, 2017, primarily as a result of organic growth in non-interest-bearing demand balances and certificates and other time deposits. The growth reflects heightened deposit-gathering efforts focused on attracting new customer relationships through targeted promotional interest rates on 13-month, 19-month and 25-month certificates of deposit, combined with deepening relationships with existing customers through internal lead generation efforts. Relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings), declined in total over this period due somewhat to seasonal outflows. Generating growth in these deposits remains a key focus for us.

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
As of June 30, 2018, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization. Our management believes that, as of June 30, 2018 and December 31, 2017, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

Following are the capital amounts and related ratios as of June 30, 2018 and December 31, 2017 for FNB and FNBPA:
TABLE 26

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2018
F.N.B. Corporation
Total capital	$2,754,636	11.4%	$2,410,259	10.0%	$2,380,130	9.9%
Tier 1 capital	2,269,510	9.4	1,928,207	8.0	1,898,079	7.9
Common equity tier 1	2,162,628	9.0	1,566,668	6.5	1,536,540	6.4
Leverage	2,269,510	7.6	1,484,696	5.0	1,187,757	4.0
Risk-weighted assets	24,102,585
FNBPA
Total capital	2,593,877	10.8%	2,401,346	10.0%	2,371,329	9.9%
Tier 1 capital	2,420,350	10.1	1,921,077	8.0	1,891,060	7.9
Common equity tier 1	2,340,350	9.8	1,560,875	6.5	1,530,858	6.4
Leverage	2,420,350	8.2	1,476,411	5.0	1,181,129	4.0
Risk-weighted assets	24,013,460
As of December 31, 2017
F.N.B. Corporation
Total capital	$2,666,272	11.4%	$2,340,362	10.0%	$2,164,835	9.3%
Tier 1 capital	2,184,571	9.3	1,872,290	8.0	1,696,763	7.3
Common equity tier 1	2,077,689	8.9	1,521,235	6.5	1,345,708	5.8
Leverage	2,184,571	7.6	1,440,797	5.0	1,152,638	4.0
Risk-weighted assets	23,403,622
FNBPA
Total capital	2,504,191	10.7%	2,332,593	10.0%	2,157,649	9.3%
Tier 1 capital	2,332,892	10.0	1,866,075	8.0	1,691,130	7.3
Common equity tier 1	2,252,892	9.7	1,516,186	6.5	1,341,241	5.8
Leverage	2,332,892	8.1	1,432,604	5.0	1,146,084	4.0
Risk-weighted assets	23,325,934
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

LIQUIDITY
Our goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of FNB with cost-effective funding. Our Board of Directors has established an Asset/Liability Management Policy to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” Balance Sheet and adequate levels of liquidity. Our Board of Directors has also established a Contingency Funding Policy to guide management in addressing stressed liquidity conditions. These policies designate our Asset/Liability Committee as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect Balance Sheet or cash flow positions. Liquidity is centrally managed daily by our Treasury Department.
FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. FNB also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds can be acquired to help fund normal business operations, as well as to serve as contingency funding if we would be faced with a liquidity crisis.
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years. These include strong earnings, increasing earnings retention rate and capital actions. The parent’s cash position decreased $5.6 million from $165.7 million at December 31, 2017 to $160.1 million at June 30, 2018, primarily due to one-time payouts related to the YDKN acquisition in the first quarter of 2018.
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
The LCR and MCH ratios are presented in the following table:
TABLE 27

(dollars in thousands)	June 30, 2018	December 31, 2017	Internal limit
Liquidity coverage ratio	1.8 times	1.8 times	> 1 time
Months of cash on hand	9.9 months	10.2 months	> 12 months
The MCH ratio fell below our internal limit due to the YDKN acquisition in March 2017. As a result, our twelve-month projected dividend payout is estimated at $155 million, an increase of approximately $54 million pre-merger. YDKN did not manage to a similar ratio and held only a minimal amount of cash on hand at their holding company. In June, we announced plans to divest Regency as part of our strategy to enhance the overall positioning of our consumer banking operations. The sale of Regency is expected to close during the second half of 2018, subject to receipt of regulatory approvals and other customary closing conditions. We expect this transaction to accomplish several strategic objectives, including offering additional liquidity. As a result, management believes this policy exception will be cured when the sale closes.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers through internal lead generation efforts.  Total deposits were $22.5 billion at June 30, 2018, an increase of $140.1 million, or 1.30% annualized from December 31, 2017. Total non-interest demand deposit accounts grew by $206.4 million, or 7.3% annualized, and savings accounts grew by $119.2 million, or 9.7% annualized. Growth in time deposits was $250.5 million, or 10.9% annualized. These increases were offset by seasonally lower business demand deposit and interest checking balances which decreased $436.1 million, or 9.2% annualized.

FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and multiple other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. The ALCO Policy minimum guideline level for salable unpledged government and agency securities is 3.0%.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 28

(dollars in thousands)	June 30, 2018	December 31, 2017
Unused wholesale credit availability	$7,563,376	$8,189,379
Unused wholesale credit availability as a % of FNBPA assets	23.6%	26.3%
Salable unpledged government and agency securities	$2,632,241	$2,231,812
Salable unpledged government and agency securities as a % of FNBPA assets	8.2%	7.2%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2018 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (8.9)% and (5.8)% as of June 30, 2018 and December 31, 2017, respectively. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 29

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$511,784	$945,959	$1,186,109	$2,375,076	$5,018,928
Investments	101,917	147,067	261,900	446,279	957,163
	613,701	1,093,026	1,448,009	2,821,355	5,976,091
Liabilities
Non-maturity deposits	173,751	347,503	521,256	1,042,513	2,085,023
Time deposits	226,569	696,133	1,198,789	1,082,478	3,203,969
Borrowings	3,019,602	316,919	24,688	196,639	3,557,848
	3,419,922	1,360,555	1,744,733	2,321,630	8,846,840
Period Gap (Assets - Liabilities)	$(2,806,221)	$(267,529)	$(296,724)	$499,725	$(2,870,749)
Cumulative Gap	$(2,806,221)	$(3,073,750)	$(3,370,474)	$(2,870,749)
Cumulative Gap to Total Assets	(8.7)%	(9.5)%	(10.4)%	(8.9)%
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
The following repricing gap analysis as of June 30, 2018 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 30

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$9,605,938	$821,004	$822,581	$1,530,959	$12,780,482
Investments	101,917	157,611	350,631	447,088	1,057,247
	9,707,855	978,615	1,173,212	1,978,047	13,837,729
Liabilities
Non-maturity deposits	5,998,778	—	—	—	5,998,778
Time deposits	325,226	696,962	1,196,851	1,077,838	3,296,877
Borrowings	3,469,360	943,400	9,659	166,580	4,588,999
	9,793,364	1,640,362	1,206,510	1,244,418	13,884,654
Off-balance sheet	(100,000)	555,000	—	—	455,000
Period Gap (assets – liabilities + off-balance sheet)	$(185,509)	$(106,747)	$(33,298)	$733,629	$408,075
Cumulative Gap	$(185,509)	$(292,256)	$(325,554)	$408,075
Cumulative Gap to Assets	(0.7)%	(1.0)%	(1.2)%	1.5%
The twelve-month cumulative repricing gap to total assets was 1.5% and 3.0% as of June 30, 2018 and December 31, 2017, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease. The change in the cumulative repricing gap at June 30, 2018 compared to December 31, 2017, primarily related to seasonally lower corporate and public funds deposits in the second quarter.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of June 30, 2018. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates:
TABLE 31

	June 30, 2018	December 31, 2017	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	2.7%	3.0%	n/a
+ 200 basis points	2.0%	2.3%	(5.0)%
+ 100 basis points	1.2%	1.3%	(5.0)%
- 100 basis points	(3.1)%	(3.9)%	(5.0)%
Economic value of equity:
+ 300 basis points	(7.1)%	(5.9)%	(25.0)%
+ 200 basis points	(46.0)%	(3.7)%	(15.0)%
+ 100 basis points	(1.8)%	(1.2)%	(10.0)%
- 100 basis points	(1.1)%	(2.6)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +300 basis point Rate Ramp increases net interest income (12 months) by 2.1% at June 30, 2018 and 2.0% at December 31, 2017.
Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 57.2% and 56.6% of total loans as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, 79.5% of these loans, or 45.5% of total loans, are tied to the Prime or one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of June 30, 2018, the commercial swaps totaled $2.5 billion of notional principal, with $383.9 million in notional swap principal originated during the first six months of 2018. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 9 in this Report.
We desired to remain modestly asset-sensitive during the first six months of 2018. A number of management actions and market occurrences resulted in the slight decrease in the asset sensitivity of our interest rate risk position during the period. The decrease was primarily due to the seasonal trough in business and government deposits resulting in a higher short-term funding position at the measurement date. This was offset by management's actions with the timing of funding loan and investment growth, as well as efforts to extend maturities in certificate of deposit activity and continued strong commercial loan interest rate swap activity.
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
TABLE 32
Operating Net Income Available to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income available to common stockholders	$83,196	$72,396	$167,948	$93,365
Merger-related expense	—	1,354	—	54,078
Tax benefit of merger-related expense	—	(419)	—	(17,998)
Merger-related net securities gains	—	—	—	(2,609)
Tax expense of merger-related net securities gains	—	—	—	913
Discretionary 401(k) contribution	874	—	874	—
Tax benefit of discretionary 401(k) contribution	(184)	—	(184)	—
Branch consolidation costs	6,616	—	6,616	—
Tax benefit of branch consolidation costs	(1,389)	—	(1,389)	—
Operating net income available to common stockholders (non-GAAP)	$89,113	$73,331	$173,865	$127,749
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

TABLE 33
Operating Earnings per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income per diluted common share	$0.26	$0.22	$0.52	$0.33
Merger-related expense	—	0.01	—	0.19
Tax benefit of merger-related expense	—	—	—	(0.06)
Merger-related net securities gains	—	—	—	(0.01)
Tax expense of merger-related net securities gains	—	—	—	—
Discretionary 401(k) contribution	—	—	—	—
Tax benefit of discretionary 401(k) contribution	—	—	—	—
Branch consolidation costs	0.02	—	0.02	—
Tax benefit of branch consolidation costs	(0.01)	—	(0.01)	—
Operating earnings per diluted common share (non-GAAP)	$0.27	$0.23	$0.53	$0.45
TABLE 34
Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income available to common stockholders (annualized)	$333,699	$290,381	$338,679	$188,277
Amortization of intangibles, net of tax (annualized)	12,077	12,547	12,791	10,369
Tangible net income available to common stockholders (annualized) (non-GAAP)	$345,776	$302,928	$351,470	$198,646
Average total stockholders’ equity	$4,461,510	$4,386,438	$4,445,976	$3,700,953
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,337,249)	(2,348,767)	(2,338,509)	(1,867,911)
Average tangible common equity (non-GAAP)	$2,017,379	$1,930,789	$2,000,585	$1,726,160
Return on average tangible common equity (non-GAAP)	17.14%	15.69%	17.57%	11.51%
 (1) Excludes loan servicing rights.

TABLE 35
Return on Average Tangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Net income (annualized)	$341,762	$298,443	$346,786	$196,384
Amortization of intangibles, net of tax (annualized)	12,077	12,547	12,791	10,369
Tangible net income (annualized) (non-GAAP)	$353,839	$310,990	$359,577	$206,753
Average total assets	$31,947,751	$30,364,645	$31,722,381	$27,230,782
Less: Average intangibles (1)	(2,337,249)	(2,348,767)	(2,338,509)	(1,867,911)
Average tangible assets (non-GAAP)	$29,610,502	$28,015,878	$29,383,872	$25,362,871
Return on average tangible assets (non-GAAP)	1.19%	1.11%	1.22%	0.82%
(1) Excludes loan servicing rights.
TABLE 36
Tangible Book Value per Common Share

	Three Months Ended June 30,
(in thousands, except per share data)	2018	2017
Total stockholders’ equity	$4,473,242	$4,392,438
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,335,445)	(2,346,653)
Tangible common equity (non-GAAP)	$2,030,915	$1,938,903
Ending common shares outstanding	324,258,342	323,226,474
Tangible book value per common share (non-GAAP)	$6.26	$6.00
 (1) Excludes loan servicing rights.
TABLE 37
Tangible equity to tangible assets (period-end)

	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Total stockholders' equity	$4,473,242	$4,392,438
Less: Intangibles(1)	(2,335,445)	(2,346,653)
Tangible equity (non-GAAP)	$2,137,797	$2,045,785
Total assets	$32,257,563	$30,753,726
Less: Intangibles(1)	(2,335,445)	(2,346,653)
Tangible assets (non-GAAP)	$29,922,118	$28,407,073
Tangible equity / tangible assets (period-end) (non-GAAP)	7.14%	7.20%
(1) Excludes loan servicing rights.

TABLE 38
Tangible common equity / tangible assets (period-end)

	Three Months Ended June 30,
(dollars in thousands)	2018	2017
Total stockholders' equity	$4,473,242	$4,392,438
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,335,445)	(2,346,653)
Tangible common equity (non-GAAP)	$2,030,915	$1,938,903
Total assets	$32,257,563	$30,753,726
Less: Intangibles(1)	(2,335,445)	(2,346,653)
Tangible assets (non-GAAP)	$29,922,118	$28,407,073
Tangible common equity / tangible assets (period-end) (non-GAAP)	6.79%	6.83%
 (1) Excludes loan servicing rights.
TABLE 39
Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2018	2017	2018	2017
Non-interest expense	$183,013	$163,714	$354,096	$351,269
Less: Amortization of intangibles	(3,811)	(4,813)	(8,029)	(7,911)
Less: OREO expense	(2,233)	(1,008)	(3,600)	(1,991)
Less: Merger-related expense	—	(1,354)	—	(54,078)
Less: Discretionary 401(k) contribution	(874)	—	(874)	—
Less: Branch consolidation costs	(2,939)	—	(2,939)	—
Adjusted non-interest expense	$173,156	$156,539	$338,654	$287,289
Net interest income	$239,355	$218,415	$465,460	$391,167
Taxable equivalent adjustment	3,319	4,474	6,422	7,996
Non-interest income	64,889	66,078	132,392	121,194
Less: Net securities gains	(31)	(493)	(31)	(3,118)
Less: Branch consolidation costs	3,677	—	3,677	—
Adjusted net interest income (FTE) + non-interest income	$311,209	$288,474	$607,920	$517,239
Efficiency ratio (FTE) (non-GAAP)	55.64%	54.26%	55.71%	55.54%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2018, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

101
The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	August 7, 2018	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2018	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 7, 2018	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)