Form 10-Q
period 2018-09-30
FNB CORP/PA/
filed 2018-11-07
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2018
Common Stock, $0.01 Par Value	324,296,105	Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2018

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except share and per share data

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$397,268	$408,718
Interest bearing deposits with banks	40,585	70,725
Cash and Cash Equivalents	437,853	479,443
Securities available for sale	3,298,894	2,764,562
Debt securities held to maturity (fair value of $3,032,947 and $3,218,379)	3,206,345	3,242,268
Loans held for sale (includes $24,943 and $56,458 measured at fair value) (1)	42,083	92,891
Loans and leases, net of unearned income of $4,926 and $50,680	21,839,403	20,998,766
Allowance for credit losses	(177,881)	(175,380)
Net Loans and Leases	21,661,522	20,823,386
Premises and equipment, net	323,244	336,540
Goodwill	2,249,541	2,249,188
Core deposit and other intangible assets, net	80,290	92,075
Bank owned life insurance	533,991	526,818
Other assets	783,832	810,464
Total Assets	$32,617,595	$31,417,635
Liabilities
Deposits:
Non-interest-bearing demand	$6,018,852	$5,720,030
Interest-bearing demand	9,519,704	9,571,038
Savings	2,513,679	2,488,178
Certificates and other time deposits	5,447,751	4,620,479
Total Deposits	23,499,986	22,399,725
Short-term borrowings	3,679,380	3,678,337
Long-term borrowings	627,049	668,173
Other liabilities	286,316	262,206
Total Liabilities	28,092,731	27,008,441
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 326,081,395 and 325,095,055 shares	3,263	3,253
Additional paid-in capital	4,046,168	4,033,567
Retained earnings	516,865	367,658
Accumulated other comprehensive loss	(126,840)	(83,052)
Treasury stock – 1,806,209 and 1,629,915 shares at cost	(21,474)	(19,114)
Total Stockholders’ Equity	4,524,864	4,409,194
Total Liabilities and Stockholders’ Equity	$32,617,595	$31,417,635

(1)	Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income
Loans and leases, including fees	$259,744	$232,834	$756,733	$622,554
Securities:
Taxable	30,467	24,763	86,341	72,258
Tax-exempt	7,259	5,597	20,813	13,675
Dividends	—	—	—	85
Other	345	320	972	669
Total Interest Income	297,815	263,514	864,859	709,241
Interest Expense
Deposits	38,175	18,987	95,693	47,480
Short-term borrowings	19,576	14,387	53,192	32,020
Long-term borrowings	5,277	4,909	15,727	13,343
Total Interest Expense	63,028	38,283	164,612	92,843
Net Interest Income	234,787	225,231	700,247	616,398
Provision for credit losses	15,975	16,768	46,024	44,374
Net Interest Income After Provision for Credit Losses	218,812	208,463	654,223	572,024
Non-Interest Income
Service charges	31,922	32,212	93,113	88,883
Trust services	6,395	5,748	19,312	17,210
Insurance commissions and fees	5,001	5,029	14,703	14,517
Securities commissions and fees	4,491	4,038	13,336	11,548
Capital markets income	5,100	2,822	16,168	11,673
Mortgage banking operations	5,962	5,437	17,431	14,400
Bank owned life insurance	4,399	3,123	10,761	8,368
Net securities gains	—	2,777	31	5,895
Other	11,564	4,965	22,371	14,851
Total Non-Interest Income	74,834	66,151	207,226	187,345
Non-Interest Expense
Salaries and employee benefits	89,535	82,383	277,532	240,860
Net occupancy	14,219	13,723	45,936	39,132
Equipment	13,593	13,711	41,241	35,761
Amortization of intangibles	3,805	4,805	11,834	12,716
Outside services	17,176	15,439	48,946	41,965
FDIC insurance	8,821	9,183	26,822	23,946
Bank shares and franchise taxes	3,237	2,814	9,929	8,536
Merger-related	—	1,381	—	55,459
Other	20,343	20,304	62,585	56,637
Total Non-Interest Expense	170,729	163,743	524,825	515,012
Income Before Income Taxes	122,917	110,871	336,624	244,357
Income taxes	22,154	33,178	63,893	69,279
Net Income	100,763	77,693	272,731	175,078
Preferred stock dividends	2,010	2,010	6,030	6,030
Net Income Available to Common Stockholders	$98,753	$75,683	$266,701	$169,048
Earnings per Common Share
Basic	$0.30	$0.23	$0.82	$0.57
Diluted	$0.30	$0.23	$0.82	$0.57
Cash Dividends per Common Share	$0.12	$0.12	$0.36	$0.36
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in thousands
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$100,763	$77,693	$272,731	$175,078
Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(3,502), $724, $(14,492) and $4,503	(12,310)	1,288	(50,970)	8,027
Reclassification adjustment for gains included in net income, net of tax expense of $0, $215, $7 and $223	—	(384)	(24)	(398)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $396, $76, $1,989 and $(1,265)	1,391	136	6,991	(2,254)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $141, $(44), $346 and $45	(495)	78	(1,216)	(81)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $130, $535, $404 and $987	459	955	1,431	1,765
Other Comprehensive (Loss) Income	(10,955)	2,073	(43,788)	7,059
Comprehensive Income	$89,808	$79,766	$228,943	$182,137
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands, except per share data
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2017	$106,882	$2,125	$2,234,366	$304,397	$(61,369)	$(14,784)	$2,571,617
Comprehensive income				175,078	7,059		182,137
Dividends declared:
Preferred stock				(6,030)			(6,030)
Common stock: $0.36/share				(103,584)			(103,584)
Issuance of common stock		10	5,178			(4,313)	875
Issuance of common stock - acquisitions		1,116	1,782,308				1,783,424
Assumption of warrant due to acquisition			1,394				1,394
Restricted stock compensation			6,088				6,088
Balance at September 30, 2017	$106,882	$3,251	$4,029,334	$369,861	$(54,310)	$(19,097)	$4,435,921
Balance at January 1, 2018	$106,882	$3,253	$4,033,567	$367,658	$(83,052)	$(19,114)	$4,409,194
Comprehensive income (loss)				272,731	(43,788)		228,943
Dividends declared:
Preferred stock				(6,030)			(6,030)
Common stock: $0.36/share				(117,494)			(117,494)
Issuance of common stock		10	5,291			(2,360)	2,941
Restricted stock compensation			7,310				7,310
Balance at September 30, 2018	$106,882	$3,263	$4,046,168	$516,865	$(126,840)	$(21,474)	$4,524,864
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$272,731	$175,078
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	82,074	60,349
Provision for credit losses	46,024	44,374
Deferred tax expense	28,867	36,706
Net securities gains	(31)	(5,895)
Tax benefit of stock-based compensation	(378)	(735)
Loans originated for sale	(864,757)	(787,957)
Loans sold	933,183	709,323
Gain on sale of loans	(17,618)	(10,583)
Net change in:
Interest receivable	(8,259)	(10,104)
Interest payable	6,679	938
Bank owned life insurance	(7,204)	(8,100)
Other, net	45,530	(78,095)
Net cash flows provided by operating activities	516,841	125,299
Investing Activities
Net change in loans and leases	(1,054,971)	(886,944)
Securities available for sale:
Purchases	(1,029,263)	(1,042,784)
Sales	—	786,762
Maturities	421,666	404,618
Debt securities held to maturity:
Purchases	(244,367)	(842,020)
Sales	—	57,050
Maturities	275,788	309,075
Purchase of bank owned life insurance	(39)	(25,102)
Increase in premises and equipment	(19,267)	(46,781)
Net cash received in business combinations and divestitures	141,082	196,964
Other, net	70	—
Net cash flows used in investing activities	(1,509,301)	(1,089,162)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	272,989	384,103
Time deposits	830,662	306,745
Short-term borrowings	1,043	573,102
Proceeds from issuance of long-term borrowings	26,612	96,917
Repayment of long-term borrowings	(67,163)	(150,420)
Net proceeds from issuance of common stock	10,251	6,963
Cash dividends paid:
Preferred stock	(6,030)	(6,030)
Common stock	(117,494)	(103,584)
Net cash flows provided by financing activities	950,870	1,107,796
Net Increase (Decrease) in Cash and Cash Equivalents	(41,590)	143,933
Cash and cash equivalents at beginning of period	479,443	371,407
Cash and Cash Equivalents at End of Period	$437,853	$515,340
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our only bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states. Through FNBPA, we have over 150 years of serving the financial and banking needs of our customers. We hold a significant retail deposit market share in attractive markets including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh-Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of September 30, 2018, we had 397 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our accompanying Consolidated Financial Statements and these Notes to the Financial Statements include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Bank Capital Services, LLC and F.N.B. Capital Corporation, LLC, and include results for each of these entities in the accompanying Consolidated Financial Statements.
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to the date of the September 30, 2018 Balance Sheet have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
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
Debt Securities
Debt securities comprise a significant portion of our Consolidated Balance Sheets. Such securities can be classified as trading, HTM or AFS. As of September 30, 2018 and 2017, we did not hold any trading debt securities.
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
Low Income Housing Tax Credit (LIHTC) Partnerships
We invest in various affordable housing projects that qualify for LIHTCs. The net investments are recorded in other assets on the Consolidated Balance Sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. Our net investment in LIHTCs was $35.7 million and $20.9 million at September 30, 2018 and December 31, 2017, respectively. Our unfunded commitments in LIHTCs were $46.6 million and $67.2 million at September 30, 2018 and December 31, 2017, respectively.
Cloud Computing Arrangements
We evaluate fees paid for cloud computing arrangements to determine if those arrangements include the purchase of or license to use software that should be accounted for separately as internal-use software. If a contract includes the purchase or license to use software that should be accounted for separately as internal-use software, the contract is amortized over the software’s identified useful life in amortization of intangibles. For contracts that do not include a software license, the contract is accounted for as a service contract with fees paid recorded in other non-interest expense.
In the third quarter of 2018, we early adopted, on a prospective basis, ASU 2018-15 (See Note 2) which allows for implementation costs for activities performed in cloud computing arrangements that are a service contract to be accounted for under the internal-use software guidance which allows for certain implementation costs to be capitalized depending on the nature of the costs and the project stage. Prior to the adoption of ASU 2018-15 all implementation costs for cloud computing arrangements that were a service contract were expensed as incurred.
NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the Financial Accounting Standards Board that we recently adopted or will be adopting in the future.
TABLE 2.1

Standard	Description	Required Date of Adoption	Financial Statements Impact
Cloud Computing Arrangement
ASU 2018-15, Intangibles -
Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
	This Update aligns the requirements for capitalizing implementation costs of a hosting arrangement that is a service contract with that of internal-use software.	January 1, 2020 Early adoption is permitted.	We early adopted this Update in the third quarter of 2018 by a prospective application method. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.

Standard	Description	Required Date of Adoption	Financial Statements Impact
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

Standard	Description	Required Date of Adoption	Financial Statements Impact
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

NOTE 4.    SECURITIES
The amortized cost and fair value of securities are as follows:
TABLE 4.1

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
September 30, 2018
U.S. government agencies	$163,752	$36	$(788)	$163,000
U.S. government-sponsored entities	362,967	—	(6,700)	356,267
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,540,049	356	(56,585)	1,483,820
Agency collateralized mortgage obligations	1,083,989	—	(37,508)	1,046,481
Commercial mortgage-backed securities	228,957	—	(2,182)	226,775
States of the U.S. and political subdivisions	20,782	—	(101)	20,681
Other debt securities	1,950	—	(80)	1,870
Total debt securities available for sale	$3,402,446	$392	$(103,944)	$3,298,894
December 31, 2017
U.S. government-sponsored entities	$347,767	$52	$(3,877)	$343,942
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,615,168	1,225	(17,519)	1,598,874
Agency collateralized mortgage obligations	813,034	—	(18,077)	794,957
Non-agency collateralized mortgage obligations	1	—	—	1
States of the U.S. and political subdivisions	21,151	6	(64)	21,093
Other debt securities	4,913	—	(243)	4,670
Total debt securities	2,802,034	1,283	(39,780)	2,763,537
Equity securities	587	438	—	1,025
Total securities available for sale	$2,802,621	$1,721	$(39,780)	$2,764,562

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Held to Maturity:
September 30, 2018
U.S. Treasury	$500	$95	$—	$595
U.S. government agencies	1,987	58	—	2,045
U.S. government-sponsored entities	230,011	—	(6,170)	223,841
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,078,270	225	(40,969)	1,037,526
Agency collateralized mortgage obligations	797,940	219	(37,797)	760,362
Commercial mortgage-backed securities	76,818	1	(1,864)	74,955
States of the U.S. and political subdivisions	1,020,819	—	(87,196)	933,623
Total debt securities held to maturity	$3,206,345	$598	$(173,996)	$3,032,947
December 31, 2017
U.S. Treasury	$500	$134	$—	$634
U.S. government-sponsored entities	247,310	93	(4,388)	243,015
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,219,802	3,475	(9,058)	1,214,219
Agency collateralized mortgage obligations	777,146	32	(20,095)	757,083
Commercial mortgage-backed securities	80,786	414	(575)	80,625
States of the U.S. and political subdivisions	916,724	13,209	(7,130)	922,803
Total debt securities held to maturity	$3,242,268	$17,357	$(41,246)	$3,218,379

Gross gains and gross losses were realized on securities as follows:
TABLE 4.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Gross gains	$—	$2,834	$31	$6,845
Gross losses	—	(57)	—	(950)
Net gains	$—	$2,777	$31	$5,895

As of September 30, 2018, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$121,270	$120,729	$40,450	$40,308
Due from one to five years	258,824	252,577	202,164	195,882
Due from five to ten years	57,811	57,603	109,606	105,281
Due after ten years	111,546	110,909	901,097	818,633
	549,451	541,818	1,253,317	1,160,104
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,540,049	1,483,820	1,078,270	1,037,526
Agency collateralized mortgage obligations	1,083,989	1,046,481	797,940	760,362
Commercial mortgage-backed securities	228,957	226,775	76,818	74,955
Total debt securities	$3,402,446	$3,298,894	$3,206,345	$3,032,947
Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

(dollars in thousands)	September 30, 2018	December 31, 2017
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,912,575	$3,491,634
As collateral for short-term borrowings	282,682	263,756
Securities pledged as a percent of total securities	64.5%	62.5%

Following are summaries of the fair values and unrealized losses of temporarily impaired debt securities, segregated by length of impairment. The unrealized losses reported below are generally due to the higher interest rate environment.

TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Available for Sale
September 30, 2018
U.S. government agencies	18	$137,530	$(788)	—	$—	$—	18	$137,530	$(788)
U.S. government-sponsored entities	6	136,678	(1,292)	11	219,589	(5,408)	17	356,267	(6,700)
Residential mortgage-backed securities:
Agency mortgage-backed securities	40	666,851	(20,289)	48	807,826	(36,296)	88	1,474,677	(56,585)
Agency collateralized mortgage obligations	17	568,169	(11,501)	39	448,336	(26,007)	56	1,016,505	(37,508)
Commercial mortgage-backed securities	6	226,775	(2,182)	—	—	—	6	226,775	(2,182)
States of the U.S. and political subdivisions	7	11,672	(80)	2	2,028	(21)	9	13,700	(101)
Other debt securities	—	—	—	1	1,870	(80)	1	1,870	(80)
Total temporarily impaired debt securities AFS	94	$1,747,675	$(36,132)	101	$1,479,649	$(67,812)	195	$3,227,324	$(103,944)
December 31, 2017
U.S. government-sponsored entities	7	$106,809	$(363)	10	$201,485	$(3,514)	17	$308,294	$(3,877)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	976,738	(7,723)	28	473,625	(9,796)	71	1,450,363	(17,519)
Agency collateralized mortgage obligations	14	409,005	(6,231)	33	335,452	(11,846)	47	744,457	(18,077)
States of the U.S. and political subdivisions	7	11,254	(55)	1	879	(9)	8	12,133	(64)
Other debt securities	—	—	—	3	4,670	(243)	3	4,670	(243)
Total temporarily impaired debt securities AFS	71	$1,503,806	$(14,372)	75	$1,016,111	$(25,408)	146	$2,519,917	$(39,780)

	Less than 12 Months			12 Months or More			Total
(dollars in thousands)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Held to Maturity
September 30, 2018
U.S. government-sponsored entities	3	$39,696	$(315)	10	$184,145	$(5,855)	13	$223,841	$(6,170)
Residential mortgage-backed securities:
Agency mortgage-backed securities	66	609,169	(20,754)	29	417,024	(20,215)	95	1,026,193	(40,969)
Agency collateralized mortgage obligations	15	307,031	(9,673)	38	416,467	(28,124)	53	723,498	(37,797)
Commercial mortgage-backed securities	7	52,471	(1,184)	4	21,371	(680)	11	73,842	(1,864)
States of the U.S. and political subdivisions	278	810,893	(60,672)	42	122,730	(26,524)	320	933,623	(87,196)
Total temporarily impaired debt securities HTM	369	$1,819,260	$(92,598)	123	$1,161,737	$(81,398)	492	$2,980,997	$(173,996)
December 31, 2017
U.S. government-sponsored entities	4	$54,790	$(239)	10	$185,851	$(4,149)	14	$240,641	$(4,388)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	648,485	(4,855)	11	183,989	(4,203)	47	832,474	(9,058)
Agency collateralized mortgage obligations	14	275,290	(1,701)	35	473,257	(18,394)	49	748,547	(20,095)
Commercial mortgage-backed securities	3	26,399	(123)	2	19,443	(452)	5	45,842	(575)
States of the U.S. and political subdivisions	16	56,739	(933)	37	121,536	(6,197)	53	178,275	(7,130)
Total temporarily impaired debt securities HTM	73	$1,061,703	$(7,851)	95	$984,076	$(33,395)	168	$2,045,779	$(41,246)
We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the nine months ended September 30, 2018 or 2017.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $1.0 billion as of September 30, 2018 is highly rated with an average entity-specific rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio except one are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located throughout Pennsylvania, Ohio, Maryland, North Carolina and South Carolina. The average holding size of the securities in the municipal bond portfolio is $3.1 million. In addition to the strong stand-alone ratings, 64% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 5.    LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:
TABLE 5.1

(in thousands)	Originated Loans and Leases	Acquired Loans	Total Loans and Leases
September 30, 2018
Commercial real estate	$5,978,629	$2,867,111	$8,845,740
Commercial and industrial	3,892,822	470,635	4,363,457
Commercial leases	346,579	—	346,579
Other	34,732	—	34,732
Total commercial loans and leases	10,252,762	3,337,746	13,590,508
Direct installment	1,670,964	107,159	1,778,123
Residential mortgages	2,457,380	527,282	2,984,662
Indirect installment	1,880,487	162	1,880,649
Consumer lines of credit	1,116,376	489,085	1,605,461
Total consumer loans	7,125,207	1,123,688	8,248,895
Total loans and leases, net of unearned income	$17,377,969	$4,461,434	$21,839,403
December 31, 2017
Commercial real estate	$5,174,783	$3,567,081	$8,741,864
Commercial and industrial	3,495,247	675,420	4,170,667
Commercial leases	266,720	—	266,720
Other	17,063	—	17,063
Total commercial loans and leases	8,953,813	4,242,501	13,196,314
Direct installment	1,755,713	149,822	1,905,535
Residential mortgages	2,036,226	666,465	2,702,691
Indirect installment	1,448,268	165	1,448,433
Consumer lines of credit	1,151,470	594,323	1,745,793
Total consumer loans	6,391,677	1,410,775	7,802,452
Total loans and leases, net of unearned income	$15,345,490	$5,653,276	$20,998,766
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market areas of Pennsylvania, eastern Ohio, Maryland, North Carolina, South Carolina and northern West Virginia.
The following table shows certain information relating to commercial real estate loans:
TABLE 5.2

(dollars in thousands)	September 30, 2018	December 31, 2017
Commercial construction, acquisition and development loans	$1,146,612	$1,170,175
Percent of total loans and leases	5.3%	5.6%
Commercial real estate:
Percent owner-occupied	34.7%	35.3%
Percent non-owner-occupied	65.3%	64.7%
Acquired Loans
All acquired loans were initially recorded at fair value at the acquisition date. Refer to the Acquired Loans section in Note 1 of our 2017 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of acquired loans included in the Consolidated Balance Sheets are as follows:
TABLE 5.3

(in thousands)	September 30, 2018	December 31, 2017
Accounted for under ASC 310-30:
Outstanding balance	$4,110,019	$5,176,015
Carrying amount	3,830,823	4,834,256
Accounted for under ASC 310-20:
Outstanding balance	644,077	835,130
Carrying amount	626,041	812,322
Total acquired loans:
Outstanding balance	4,754,096	6,011,145
Carrying amount	4,456,864	5,646,578
The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.
The carrying amount of purchased credit impaired loans included in the table above totaled $1.7 million at September 30, 2018 and $1.9 million at December 31, 2017, representing 0.04% and 0.03%, respectively, of the carrying amount of total acquired loans as of each date.

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.
TABLE 5.4

	Nine Months Ended September 30,
(in thousands)	2018	2017
Balance at beginning of period	$708,481	$467,070
Acquisitions	—	444,715
Reduction due to unexpected early payoffs	(117,469)	(90,097)
Reclass from non-accretable difference	184,545	163,714
Disposals/transfers	(444)	(341)
Other	(412)	1,129
Accretion	(169,605)	(164,219)
Balance at end of period	$605,096	$821,971
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
During the nine months ended September 30, 2018, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $184.5 million from the non-accretable difference to accretable yield. This reclassification was $163.7 million for the nine months ended September 30, 2017. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools and was also positively impacted by the sale of $56.5 million of acquired residential mortgage loans in the second quarter of 2018.
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

Following is a summary of non-performing assets:
TABLE 5.5

(dollars in thousands)	September 30, 2018	December 31, 2017
Non-accrual loans	$79,899	$74,635
Troubled debt restructurings	22,322	23,481
Total non-performing loans	102,221	98,116
Other real estate owned	35,685	40,606
Total non-performing assets	$137,906	$138,722
Asset quality ratios:
Non-performing loans / total loans and leases	0.47%	0.47%
Non-performing loans + OREO / total loans and leases + OREO	0.63%	0.66%
Non-performing assets / total assets	0.42%	0.44%
The carrying value of residential other real estate owned held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $5.4 million at September 30, 2018 and $3.6 million at December 31, 2017. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2018 and December 31, 2017 totaled $9.0 million and $15.2 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:
TABLE 5.6

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (4)	Current	Total Loans and Leases
Originated Loans and Leases
September 30, 2018
Commercial real estate	$12,978	$2	$18,243	$31,223	$5,947,406	$5,978,629
Commercial and industrial	7,069	3	27,323	34,395	3,858,427	3,892,822
Commercial leases	712	—	5,526	6,238	340,341	346,579
Other	80	141	1,000	1,221	33,511	34,732
Total commercial loans and leases	20,839	146	52,092	73,077	10,179,685	10,252,762
Direct installment	7,779	663	7,888	16,330	1,654,634	1,670,964
Residential mortgages	19,274	1,754	6,110	27,138	2,430,242	2,457,380
Indirect installment	8,889	505	2,263	11,657	1,868,830	1,880,487
Consumer lines of credit	5,039	904	3,583	9,526	1,106,850	1,116,376
Total consumer loans	40,981	3,826	19,844	64,651	7,060,556	7,125,207
Total originated loans and leases	$61,820	$3,972	$71,936	$137,728	$17,240,241	$17,377,969
December 31, 2017
Commercial real estate	$8,273	$1	$24,773	$33,047	$5,141,736	$5,174,783
Commercial and industrial	8,948	3	17,077	26,028	3,469,219	3,495,247
Commercial leases	1,382	41	1,574	2,997	263,723	266,720
Other	83	153	1,000	1,236	15,827	17,063
Total commercial loans and leases	18,686	198	44,424	63,308	8,890,505	8,953,813
Direct installment	13,192	4,466	8,896	26,554	1,729,159	1,755,713
Residential mortgages	14,096	2,832	5,771	22,699	2,013,527	2,036,226
Indirect installment	10,313	611	2,240	13,164	1,435,104	1,448,268
Consumer lines of credit	5,859	1,014	2,313	9,186	1,142,284	1,151,470
Total consumer loans	43,460	8,923	19,220	71,603	6,320,074	6,391,677
Total originated loans and leases	$62,146	$9,121	$63,644	$134,911	$15,210,579	$15,345,490

(in thousands)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2) (3)	Current	(Discount) Premium	Total Loans
Acquired Loans
September 30, 2018
Commercial real estate	$33,024	$48,044	$3,030	$84,098	$2,956,931	$(173,918)	$2,867,111
Commercial and industrial	1,704	2,801	4,252	8,757	492,430	(30,552)	470,635
Total commercial loans	34,728	50,845	7,282	92,855	3,449,361	(204,470)	3,337,746
Direct installment	4,168	1,798	—	5,966	101,669	(476)	107,159
Residential mortgages	15,237	6,428	—	21,665	522,844	(17,227)	527,282
Indirect installment	—	1	—	1	—	161	162
Consumer lines of credit	6,699	2,244	681	9,624	490,358	(10,897)	489,085
Total consumer loans	26,104	10,471	681	37,256	1,114,871	(28,439)	1,123,688
Total acquired loans	$60,832	$61,316	$7,963	$130,111	$4,564,232	$(232,909)	$4,461,434
December 31, 2017
Commercial real estate	$34,928	$63,092	$3,975	$101,995	$3,657,152	$(192,066)	$3,567,081
Commercial and industrial	3,187	6,452	5,663	15,302	698,265	(38,147)	675,420
Total commercial loans	38,115	69,544	9,638	117,297	4,355,417	(230,213)	4,242,501
Direct installment	5,267	2,013	—	7,280	141,386	1,156	149,822
Residential mortgages	17,191	15,139	—	32,330	675,499	(41,364)	666,465
Indirect installment	—	1	—	1	10	154	165
Consumer lines of credit	6,353	3,253	1,353	10,959	596,298	(12,934)	594,323
Total consumer loans	28,811	20,406	1,353	50,570	1,413,193	(52,988)	1,410,775
Total acquired loans	$66,926	$89,950	$10,991	$167,867	$5,768,610	$(283,201)	$5,653,276

(1)	Past due information for acquired loans is based on the contractual balance outstanding at September 30, 2018 and December 31, 2017.

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
TABLE 5.7

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

The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:
TABLE 5.8

	Commercial Loan and Lease Credit Quality Categories
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
September 30, 2018
Commercial real estate	$5,716,992	$144,800	$116,793	$44	$5,978,629
Commercial and industrial	3,626,199	187,032	74,879	4,712	3,892,822
Commercial leases	335,439	1,623	9,517	—	346,579
Other	33,481	110	1,141	—	34,732
Total originated commercial loans and leases	$9,712,111	$333,565	$202,330	$4,756	$10,252,762
December 31, 2017
Commercial real estate	$4,922,872	$152,744	$98,728	$439	$5,174,783
Commercial and industrial	3,266,966	132,975	92,091	3,215	3,495,247
Commercial leases	260,235	4,425	2,060	—	266,720
Other	15,866	43	1,154	—	17,063
Total originated commercial loans and leases	$8,465,939	$290,187	$194,033	$3,654	$8,953,813
Acquired Loans
September 30, 2018
Commercial real estate	$2,481,679	$181,813	$203,448	$171	$2,867,111
Commercial and industrial	408,326	20,605	41,704	—	470,635
Total acquired commercial loans	$2,890,005	$202,418	$245,152	$171	$3,337,746
December 31, 2017
Commercial real estate	$3,102,788	$250,987	$213,089	$217	$3,567,081
Commercial and industrial	603,611	26,059	45,661	89	675,420
Total acquired commercial loans	$3,706,399	$277,046	$258,750	$306	$4,242,501
Credit quality information for acquired loans is based on the contractual balance outstanding at September 30, 2018 and December 31, 2017.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:
TABLE 5.9

	Consumer Loan Credit Quality by Payment Status
(in thousands)	Performing	Non- Performing	Total
Originated loans
September 30, 2018
Direct installment	$1,656,375	$14,589	$1,670,964
Residential mortgages	2,441,374	16,006	2,457,380
Indirect installment	1,878,224	2,263	1,880,487
Consumer lines of credit	1,111,004	5,372	1,116,376
Total originated consumer loans	$7,086,977	$38,230	$7,125,207
December 31, 2017
Direct installment	$1,739,060	$16,653	$1,755,713
Residential mortgages	2,019,816	16,410	2,036,226
Indirect installment	1,445,833	2,435	1,448,268
Consumer lines of credit	1,147,576	3,894	1,151,470
Total originated consumer loans	$6,352,285	$39,392	$6,391,677
Acquired loans
September 30, 2018
Direct installment	$107,091	$68	$107,159
Residential mortgages	527,282	—	527,282
Indirect installment	162	—	162
Consumer lines of credit	487,823	1,262	489,085
Total acquired consumer loans	$1,122,358	$1,330	$1,123,688
December 31, 2017
Direct installment	$149,751	$71	$149,822
Residential mortgages	666,465	—	666,465
Indirect installment	165	—	165
Consumer lines of credit	592,384	1,939	594,323
Total acquired consumer loans	$1,408,765	$2,010	$1,410,775
Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, we do not consider loans for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Effective July 1, 2018, we changed our threshold for measuring impairment on a collective basis.  Impairment is evaluated in the aggregate for newly impaired commercial loan relationships less than $1.0 million based on loan segment loss given default. Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan relationships less than $1.0 million based on loan segment loss given default. For commercial loan relationships greater than or equal to $1.0 million, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with our existing method of income recognition for loans, interest income on impaired loans, except those classified as non-accrual, is recognized using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans and leases considered to be impaired, by class of loan and lease:
TABLE 5.10

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Nine Months Ended September 30, 2018
Commercial real estate	$20,051	$17,576	$635	$18,211	$44	$16,360
Commercial and industrial	31,219	19,533	8,272	27,805	4,712	27,096
Commercial leases	5,526	5,526	—	5,526	—	3,372
Total commercial loans and leases	56,796	42,635	8,907	51,542	4,756	46,828
Direct installment	17,554	14,589	—	14,589	—	15,191
Residential mortgages	17,316	16,006	—	16,006	—	16,887
Indirect installment	4,576	2,263	—	2,263	—	2,208
Consumer lines of credit	7,330	5,372	—	5,372	—	5,172
Total consumer loans	46,776	38,230	—	38,230	—	39,458
Total	$103,572	$80,865	$8,907	$89,772	$4,756	$86,286
At or for the Year Ended December 31, 2017
Commercial real estate	$27,718	$21,748	$2,906	$24,654	$439	$24,413
Commercial and industrial	29,307	11,595	4,457	16,052	3,215	23,907
Commercial leases	1,574	1,574	—	1,574	—	1,386
Total commercial loans and leases	58,599	34,917	7,363	42,280	3,654	49,706
Direct installment	19,375	16,653	—	16,653	—	16,852
Residential mortgages	17,754	16,410	—	16,410	—	15,984
Indirect installment	5,709	2,435	—	2,435	—	2,279
Consumer lines of credit	5,039	3,894	—	3,894	—	3,815
Total consumer loans	47,877	39,392	—	39,392	—	38,930
Total	$106,476	$74,309	$7,363	$81,672	$3,654	$88,636

Interest income continued to accrue on certain impaired loans and totaled approximately $4.3 million and $3.3 million for the nine months ended September 30, 2018 and 2017, respectively. The above tables do not reflect the additional allowance for credit losses relating to acquired loans. Following is a summary of the allowance for credit losses required for acquired loans due to changes in credit quality subsequent to the acquisition date:
TABLE 5.11

(in thousands)	September 30, 2018	December 31, 2017
Commercial real estate	$2,440	$4,976
Commercial and industrial	639	(415)
Total commercial loans	3,079	4,561
Direct installment	967	1,553
Residential mortgages	520	484
Indirect installment	226	177
Consumer lines of credit	(222)	(77)
Total consumer loans	1,491	2,137
Total allowance on acquired loans	$4,570	$6,698
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
Following is a summary of the composition of total TDRs:
TABLE 5.12

(in thousands)	Originated	Acquired	Total
September 30, 2018
Accruing:
Performing	$16,963	$67	$17,030
Non-performing	19,060	3,262	22,322
Non-accrual	8,621	91	8,712
Total TDRs	$44,644	$3,420	$48,064
December 31, 2017
Accruing:
Performing	$19,538	$266	$19,804
Non-performing	20,173	3,308	23,481
Non-accrual	10,472	234	10,706
Total TDRs	$50,183	$3,808	$53,991
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the nine months ended September 30, 2018, we returned to performing status $3.0 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.
Excluding purchased impaired loans, commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. Our allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individually impaired loans under $1.0 million based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses. The reserve for commercial TDRs included in the allowance for credit losses is presented in the following table:
TABLE 5.13

(in thousands)	September 30, 2018	December 31, 2017
Specific reserves for commercial TDRs	$—	$95
Pooled reserves for individual commercial loans	551	469
All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $4.0 million for September 30, 2018 and $4.0 million for December 31, 2017. Upon default of an individual loan, our charge-off policy is followed accordingly for that class of loan.
Following is a summary of TDR loans, by class:
TABLE 5.14

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	3	$507	$494	4	$656	$614
Commercial and industrial	1	15	—	12	662	633
Total commercial loans	4	522	494	16	1,318	1,247
Direct installment	15	650	638	65	3,215	2,941
Residential mortgages	4	283	279	13	898	854
Indirect installment	—	—	—	—	—	—
Consumer lines of credit	11	540	549	25	1,199	1,004
Total consumer loans	30	1,473	1,466	103	5,312	4,799
Total	34	$1,995	$1,960	119	$6,630	$6,046

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(dollars in thousands)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	2	$595	$560
Commercial and industrial	1	15	10	3	3,568	4,169
Total commercial loans	1	15	10	5	4,163	4,729
Direct installment	141	1,037	919	474	4,014	3,580
Residential mortgages	14	946	952	30	1,539	1,446
Indirect installment	3	5	4	12	36	32
Consumer lines of credit	9	77	50	51	1,080	901
Total consumer loans	167	2,065	1,925	567	6,669	5,959
Total	168	$2,080	$1,935	572	$10,832	$10,688
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.
Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 5.15

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	3	$1,078	3	$1,078
Commercial and industrial	2	16	1	9
Total commercial loans	5	1,094	4	1,087
Direct installment	3	$274	5	$332
Residential mortgages	2	108	4	224
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	3	252
Total consumer loans	5	382	12	808
Total	10	$1,476	16	$1,895

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
(dollars in thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	1	$463	1	$463
Commercial and industrial	—	—	3	326
Total commercial loans	1	463	4	789
Direct installment	39	265	91	278
Residential mortgages	1	80	4	264
Indirect installment	4	22	12	22
Consumer lines of credit	3	26	4	89
Total consumer loans	47	393	111	653
Total	48	$856	115	$1,442
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

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

TABLE 6.1

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2018
Commercial real estate	$50,587	$(727)	$567	$(160)	$4,256	$54,683
Commercial and industrial	53,689	(2,432)	373	(2,059)	906	52,536
Commercial leases	7,039	(51)	2	(49)	510	7,500
Other	1,996	(918)	274	(644)	726	2,078
Total commercial loans and leases	113,311	(4,128)	1,216	(2,912)	6,398	116,797
Direct installment	20,279	(9,436)	276	(9,160)	2,714	13,833
Residential mortgages	15,163	(77)	7	(70)	2,576	17,669
Indirect installment	13,401	(2,061)	620	(1,441)	2,493	14,453
Consumer lines of credit	10,461	(832)	258	(574)	672	10,559
Total consumer loans	59,304	(12,406)	1,161	(11,245)	8,455	56,514
Total allowance on originated loans and leases	172,615	(16,534)	2,377	(14,157)	14,853	173,311
Purchased credit-impaired loans	624	—	—	—	—	624
Other acquired loans	3,335	(713)	202	(511)	1,122	3,946
Total allowance on acquired loans	3,959	(713)	202	(511)	1,122	4,570
Total allowance for credit losses	$176,574	$(17,247)	$2,579	$(14,668)	$15,975	$177,881
Nine Months Ended September 30, 2018
Commercial real estate	$50,281	$(5,206)	$1,669	$(3,537)	$7,939	$54,683
Commercial and industrial	51,963	(14,479)	1,899	(12,580)	13,153	52,536
Commercial leases	5,646	(258)	26	(232)	2,086	7,500
Other	1,843	(3,293)	843	(2,450)	2,685	2,078
Total commercial loans and leases	109,733	(23,236)	4,437	(18,799)	25,863	116,797
Direct installment	20,936	(15,828)	1,179	(14,649)	7,546	13,833
Residential mortgages	15,507	(470)	114	(356)	2,518	17,669
Indirect installment	11,967	(6,688)	2,489	(4,199)	6,685	14,453
Consumer lines of credit	10,539	(2,468)	441	(2,027)	2,047	10,559
Total consumer loans	58,949	(25,454)	4,223	(21,231)	18,796	56,514
Total allowance on originated loans and leases	168,682	(48,690)	8,660	(40,030)	44,659	173,311
Purchased credit-impaired loans	635	—	—	—	(11)	624
Other acquired loans	6,063	(5,098)	1,605	(3,493)	1,376	3,946
Total allowance on acquired loans	6,698	(5,098)	1,605	(3,493)	1,365	4,570
Total allowance for credit losses	$175,380	$(53,788)	$10,265	$(43,523)	$46,024	$177,881

(in thousands)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2017
Commercial real estate	$46,958	$(610)	$93	$(517)	$1,682	$48,123
Commercial and industrial	54,108	(6,592)	298	(6,294)	5,889	53,703
Commercial leases	4,122	(112)	1	(111)	818	4,829
Other	1,838	(1,386)	298	(1,088)	1,018	1,768
Total commercial loans and leases	107,026	(8,700)	690	(8,010)	9,407	108,423
Direct installment	20,736	(3,247)	402	(2,845)	2,786	20,677
Residential mortgages	11,252	(155)	8	(147)	1,630	12,735
Indirect installment	10,574	(2,468)	861	(1,607)	2,380	11,347
Consumer lines of credit	9,504	(522)	98	(424)	972	10,052
Total consumer loans	52,066	(6,392)	1,369	(5,023)	7,768	54,811
Total allowance on originated loans and leases	159,092	(15,092)	2,059	(13,033)	17,175	163,234
Purchased credit-impaired loans	640	(21)	34	13	137	790
Other acquired loans	5,967	(222)	791	569	(544)	5,992
Total allowance on acquired loans	6,607	(243)	825	582	(407)	6,782
Total allowance for credit losses	$165,699	$(15,335)	$2,884	$(12,451)	$16,768	$170,016
Nine Months Ended September 30, 2017
Commercial real estate	$46,635	$(1,916)	$959	$(957)	$2,445	$48,123
Commercial and industrial	47,991	(16,791)	955	(15,836)	21,548	53,703
Commercial leases	3,280	(826)	5	(821)	2,370	4,829
Other	1,392	(3,180)	978	(2,202)	2,578	1,768
Total commercial loans and leases	99,298	(22,713)	2,897	(19,816)	28,941	108,423
Direct installment	21,391	(9,366)	1,611	(7,755)	7,041	20,677
Residential mortgages	10,082	(517)	179	(338)	2,991	12,735
Indirect installment	10,564	(6,804)	2,256	(4,548)	5,331	11,347
Consumer lines of credit	9,456	(1,563)	413	(1,150)	1,746	10,052
Total consumer loans	51,493	(18,250)	4,459	(13,791)	17,109	54,811
Total allowance on originated loans and leases	150,791	(40,963)	7,356	(33,607)	46,050	163,234
Purchased credit-impaired loans	572	(22)	34	12	206	790
Other acquired loans	6,696	(778)	1,956	1,178	(1,882)	5,992
Total allowance on acquired loans	7,268	(800)	1,990	1,190	(1,676)	6,782
Total allowance for credit losses	$158,059	$(41,763)	$9,346	$(32,417)	$44,374	$170,016

Following is a summary of the individual and collective originated allowance for credit losses and corresponding originated loan and lease balances by class:
TABLE 6.2

	Originated Allowance		Originated Loans and Leases Outstanding
(in thousands)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2018
Commercial real estate	$44	$54,639	$5,978,629	$11,198	$5,967,431
Commercial and industrial	4,712	47,824	3,892,822	21,690	3,871,132
Commercial leases	—	7,500	346,579	—	346,579
Other	—	2,078	34,732	—	34,732
Total commercial loans and leases	4,756	112,041	10,252,762	32,888	10,219,874
Direct installment	—	13,833	1,670,964	—	1,670,964
Residential mortgages	—	17,669	2,457,380	—	2,457,380
Indirect installment	—	14,453	1,880,487	—	1,880,487
Consumer lines of credit	—	10,559	1,116,376	—	1,116,376
Total consumer loans	—	56,514	7,125,207	—	7,125,207
Total	$4,756	$168,555	$17,377,969	$32,888	$17,345,081
December 31, 2017
Commercial real estate	$439	$49,842	$5,174,783	$11,114	$5,163,669
Commercial and industrial	3,215	48,748	3,495,247	9,872	3,485,375
Commercial leases	—	5,646	266,720	—	266,720
Other	—	1,843	17,063	—	17,063
Total commercial loans and leases	3,654	106,079	8,953,813	20,986	8,932,827
Direct installment	—	20,936	1,755,713	—	1,755,713
Residential mortgages	—	15,507	2,036,226	—	2,036,226
Indirect installment	—	11,967	1,448,268	—	1,448,268
Consumer lines of credit	—	10,539	1,151,470	—	1,151,470
Total consumer loans	—	58,949	6,391,677	—	6,391,677
Total	$3,654	$165,028	$15,345,490	$20,986	$15,324,504

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others, as of September 30, 2018 and December 31, 2017, is listed below:
TABLE 7.1

(in thousands)	September 30, 2018	December 31, 2017
Mortgage loans sold with servicing retained	$3,802,891	$3,256,548

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Mortgage loans sold with servicing retained	$295,243	$305,752	$814,256	$1,469,352
Pretax gains resulting from above loan sales (1)	6,116	5,865	14,938	15,136
Mortgage servicing fees (1)	2,316	1,902	6,713	5,512
(1) Recorded in mortgage banking operations.
Following is a summary of the MSR activity:
TABLE 7.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$32,970	$24,444	$29,053	$13,521
Fair value of MSRs acquired	—	—	—	8,553
Additions	3,513	3,500	9,538	7,530
Payoffs and curtailments	(526)	(432)	(1,435)	(1,012)
Impairment charge	(13)	—	(13)	—
Amortization	(599)	(626)	(1,798)	(1,706)
Balance at end of period	$35,345	$26,886	$35,345	$26,886
Fair value, beginning of period	$38,603	$27,173	$32,419	$17,546
Fair value, end of period	41,715	29,004	41,715	29,004
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

(dollars in thousands)	September 30, 2018	December 31, 2017
Weighted average life (months)	86.4	80.4
Constant prepayment rate (annualized)	9.0%	9.9%
Discount rate	9.9%	9.9%
Effect on fair value due to change in interest rates:
+0.25%	$1,305	$1,737
+0.50%	2,295	3,220
-0.25%	(1,666)	(1,937)
-0.50%	(3,775)	(4,007)
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
SBA-Guaranteed Loan Servicing
We retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors, as of September 30, 2018 and December 31, 2017, was as follows:
TABLE 7.5

(in thousands)	September 30, 2018	December 31, 2017
SBA loans sold to investors with servicing retained	$283,361	$305,977
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 7.6

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
SBA loans sold with servicing retained	$10,138	$16,443	$33,651	$42,172
Pretax gains resulting from above loan sales (1)	849	964	3,121	1,780
SBA servicing fees (1)	707	702	2,156	1,444
(1) Recorded in non-interest income.

Following is a summary of the activity in SBA servicing rights:
TABLE 7.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Balance at beginning of period	$4,894	$5,284	$5,058	$—
Fair value of servicing rights acquired	—	—	—	5,399
Additions	113	391	759	655
Impairment (charge) / recovery	(422)	(50)	(651)	(50)
Amortization	(280)	(342)	(861)	(721)
Balance at end of period	$4,305	$5,283	$4,305	$5,283
Fair value, beginning of period	$4,894	$5,299	$5,058	$—
Fair value, end of period	4,305	5,283	4,305	5,283
Following is a summary of key assumptions and the sensitivity of the SBA loan servicing rights to changes in these assumptions:
TABLE 7.8

	September 30, 2018					December 31, 2017
		Decline in fair value due to					Decline in fair value due to
(dollars in thousands)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	54.7					63.5
Constant prepayment rate (annualized)	11.54%	$(148)	$(287)	$—	$—	9.29%	$(145)	$(284)	$—	$—
Discount rate	19.37	—	—	(114)	(221)	14.87	—	—	(147)	(286)
The fair value of the SBA servicing rights is compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We had a $0.9 million valuation allowance for SBA servicing rights as of September 30, 2018.

NOTE 8.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 8.1

(in thousands)	September 30, 2018	December 31, 2017
Securities sold under repurchase agreements	$265,029	$256,017
Federal Home Loan Bank advances	1,985,000	2,285,000
Federal funds purchased	1,315,000	1,000,000
Subordinated notes	114,351	137,320
Total short-term borrowings	$3,679,380	$3,678,337
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance. Of the total short-term FHLB advances, 67.0% and 75.7% had overnight maturities as of September 30, 2018 and December 31, 2017, respectively.
Following is a summary of long-term borrowings:
TABLE 8.2

(in thousands)	September 30, 2018	December 31, 2017
Federal Home Loan Bank advances	$270,036	$310,061
Subordinated notes	87,065	87,614
Junior subordinated debt	110,707	110,347
Other subordinated debt	159,241	160,151
Total long-term borrowings	$627,049	$668,173
Our banking affiliate has available credit with the FHLB of $7.5 billion, of which $2.3 billion was utilized as of September 30, 2018. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.39% to 4.19% for the nine months ended September 30, 2018 and 0.95% to 4.19% for the year ended December 31, 2017.
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
The following table provides information relating to the Trusts as of September 30, 2018:
TABLE 8.3

(dollars in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/2036	3.98%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26,000	1,114	26,502	10/18/2034	4.55%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25,000	774	21,049	12/15/2037	3.65%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25,000	774	21,972	9/30/2035	3.80%	LIBOR + 146 bps
American Community Capital Trust II	10,000	310	10,442	12/15/2033	5.13%	LIBOR + 280 bps
Crescent Financial Capital Trust I	8,000	248	8,577	10/7/2033	5.44%	LIBOR + 310 bps
Total	$115,500	$3,885	$110,707

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
TABLE 9.1

	September 30, 2018			December 31, 2017
	Notional	Fair Value		Notional	Fair Value
(in thousands)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$855,000	$—	$4,760	$705,000	$228	$1,982
Interest rate swaps – not designated	2,674,906	5,353	6,147	2,245,442	1,169	11,599
Equity contracts – not designated	1,180	23	—	1,180	51	—
Total subject to master netting arrangements	3,531,086	5,376	10,907	2,951,622	1,448	13,581
Not subject to master netting arrangements:
Interest rate swaps – not designated	2,674,906	12,214	64,006	2,245,442	27,233	15,303
Interest rate lock commitments – not designated	67,079	772	21	88,107	1,594	5
Forward delivery commitments – not designated	90,861	362	33	106,572	233	148
Credit risk contracts – not designated	201,781	23	51	235,196	39	109
Equity contracts – not designated	1,180	—	23	1,180	—	51
Total not subject to master netting arrangements	3,035,807	13,371	64,134	2,676,497	29,099	15,616
Total	$6,566,893	$18,747	$75,041	$5,628,119	$30,547	$29,197
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

Following is a summary of key data related to interest rate contracts:
TABLE 9.2

(in thousands)	September 30, 2018	December 31, 2017
Notional amount	$855,000	$705,000
Fair value included in other assets	—	228
Fair value included in other liabilities	4,760	1,982
The following table shows amounts reclassified from accumulated other comprehensive income for the nine months ended September 30, 2018:
TABLE 9.3

(in thousands)	Total	Net of Tax
Reclassified from AOCI to interest income	$(130)	$(103)
Reclassified from AOCI to interest expense	(1,693)	(1,337)
As of September 30, 2018, the maximum length of time over which forecasted interest cash flows are hedged is 5 years. In the twelve months that follow September 30, 2018, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $4.1 million ($3.2 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2018.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the nine months ended September 30, 2018 and 2017, there was no hedge ineffectiveness. Also, during the nine months ended September 30, 2018 and 2017, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 14 "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018.
Following is a summary of key data related to interest rate swaps:
TABLE 9.4

(in thousands)	September 30, 2018	December 31, 2017
Notional amount	$5,349,812	$4,490,884
Fair value included in other assets	17,567	28,402
Fair value included in other liabilities	70,153	26,902
The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $121.7 million as of September 30, 2018 have remaining terms ranging from two months to nine years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at September 30, 2018 and $0.1 million at December 31, 2017. The fair values of risk participation agreements purchased and sold were $0.02 million and $(0.05) million, respectively, at September 30, 2018 and $0.04 million and $(0.1) million, respectively at December 31, 2017.
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.4 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Balance Sheets to the net amounts that would result in the event of offset:
TABLE 9.5

		Amount Not Offset in the Balance Sheet
(in thousands)	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral	Net Amount
September 30, 2018
Derivative Assets
Interest rate contracts:
Designated	$—	$—	$—	$—
Not designated	5,353	5,279	—	74
Equity contracts – not designated	23	23	—	—
Total	$5,376	$5,302	$—	$74

Derivative Liabilities
Interest rate contracts:
Designated	$4,760	$4,760	$—	$—
Not designated	6,147	5,840	—	307
Total	$10,907	$10,600	$—	$307

December 31, 2017
Derivative Assets
Interest rate contracts:
Designated	$228	$228	$—	$—
Not designated	1,169	1,169	—	—
Equity contracts – not designated	51	51	—	—
Total	$1,448	$1,448	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$1,982	$1,982	$—	$—
Not designated	11,599	10,940	—	659
Total	$13,581	$12,922	$—	$659
The following table presents the effect of certain derivative financial instruments on the Income Statement:
TABLE 9.6

		Nine Months Ended September 30,
(in thousands)	Income Statement Location	2018	2017
Interest Rate Contracts	Interest income - loans and leases	$(130)	$1,185
Interest Rate Contracts	Interest expense – short-term borrowings	(1,693)	1,059
Interest Rate Swaps	Other income	956	(592)
Credit Risk Contracts	Other income	42	(1)

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
Following is a summary of off-balance sheet credit risk information:
TABLE 10.1

(in thousands)	September 30, 2018	December 31, 2017
Commitments to extend credit	$7,349,375	$6,957,822
Standby letters of credit	130,191	132,904
At September 30, 2018, funding of 77.3% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
We issued 283,037 and 251,379 performance-based restricted stock units during the first nine months of 2018 and 2017. For performance-based restricted stock awards granted in 2018, we incorporated a new metric in which recipients will earn shares totaling between 0% and 175% of the number of units issued, based on our return on average tangible assets (ROATA) relative to a specified peer group of financial institutions over the three-year period. The result calculated using ROATA will then be adjusted by 75% to 125%, based on our total shareholder return (TSR) relative to the specified peer group of financial institutions. For performance-based restricted stock awards granted from 2014 through 2017, the recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on our TSR relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock award units are included in the table below based on where we expect them to vest, regardless of the actual vesting percentages.
As of September 30, 2018, we had available up to 2,333,089 shares of common stock to issue under this Plan.
The following table details our issuance of restricted stock units and the aggregate weighted average grant date fair values under these plans for the years indicated.
TABLE 11.1

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Restricted stock units	958,720	713,998
Weighted average grant date fair values	$12,665	$10,474

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

The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 11.2

	Nine Months Ended September 30,
	2018		2017
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	1,975,862	$13.64	1,836,363	$12.97
Granted	958,720	13.21	713,998	14.67
Vested	(257,712)	13.18	(594,560)	12.84
Forfeited/expired	(209,438)	13.36	(27,109)	13.94
Dividend reinvestment	60,938	13.72	46,969	13.79
Unvested units outstanding at end of period	2,528,370	13.55	1,975,661	13.63
The following table provides certain information related to restricted stock units:
TABLE 11.3

(in thousands)	Nine Months Ended September 30,
	2018	2017
Stock-based compensation expense	$7,310	$6,088
Tax benefit related to stock-based compensation expense	1,535	2,131
Fair value of units vested	3,472	8,046
As of September 30, 2018, there was $16.3 million of unrecognized compensation cost related to unvested restricted stock units, including $1.0 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. The components of the restricted stock units as of September 30, 2018 are as follows:
TABLE 11.4

(dollars in thousands)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	1,455,391	1,072,979	2,528,370
Unrecognized compensation expense	$10,770	$5,514	$16,284
Intrinsic value	$18,513	$13,648	$32,161
Weighted average remaining life (in years)	2.09	1.19	1.71
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 11.5

	Nine Months Ended September 30,
	2018		2017
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
Options outstanding at beginning of period	722,650	$7.96	892,532	$8.95
Assumed from acquisitions	—	—	207,645	8.92
Exercised	(214,781)	7.91	(163,455)	9.41
Forfeited/expired	(4,834)	11.65	(56,687)	11.16
Options outstanding and exercisable at end of period	503,035	7.97	880,035	8.72
The intrinsic value of outstanding and exercisable stock options at September 30, 2018 was $2.4 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

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
TABLE 12.1

	Nine Months Ended September 30,
(in thousands)	2018	2017
401(k) contribution expense	$11,210	$9,081
We also sponsor an Employee Retirement Income Security Act of 1974 (ERISA) Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Additionally, we sponsor a qualified non-contributory defined benefit pension plan and two supplemental non-qualified retirement plans that have been frozen. Although not required, we made a $4.0 million contribution to the non-contributory defined benefit pension plan during the third quarter of 2018 in order to meet the minimum funding requirements of this plan. The net periodic benefit credit for these plans includes the following components:
TABLE 12.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Service cost	$(3)	$(3)	$(11)	$(11)
Interest cost	1,549	1,463	4,669	4,417
Expected return on plan assets	(2,946)	(2,427)	(8,736)	(7,281)
Amortization:
Unrecognized prior service cost	1	2	1	6
Unrecognized loss	596	603	1,842	1,859
Net periodic pension credit	$(803)	$(362)	$(2,235)	$(1,010)

NOTE 13.      INCOME TAXES
The TCJA includes several changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, which became effective January 1, 2018. We recognized the initial income tax effects of the TCJA in our 2017 financial statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. We recorded a provisional amount of $54.0 million at December 31, 2017 related to the remeasurement of deferred tax balances. Upon final analysis of available information and refinement of our calculations during the nine months ended September 30, 2018, we decreased our provisional amount by $1.9 million which is included as a component of income tax expense from continuing operations. We consider the TCJA remeasurement of our deferred taxes to be complete.
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Current income taxes:
Federal taxes	$7,683	$16,569	$31,132	$29,859
State taxes	1,145	406	3,894	1,991
Total current income taxes	8,828	16,975	35,026	31,850
Deferred income taxes:
Federal taxes	12,952	14,088	28,110	38,238
State taxes	374	2,115	757	(809)
Total deferred income taxes	13,326	16,203	28,867	37,429
Total income taxes	$22,154	$33,178	$63,893	$69,279
Statutory tax rate	21.0%	35.0%	21.0%	35.0%
Effective tax rate	18.0%	29.9%	19.0%	28.4%
The effective tax rate for the nine months ended September 30, 2018 was lower than the statutory tax rate of 21% due to the recognized adjustments to our provisional TCJA deferred tax remeasurement, and the tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI. The lower effective tax rate for the nine months ended September 30, 2017 primarily related to merger expenses and an increase in the level of tax credits.
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

NOTE 14.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in thousands)	Unrealized Net Losses on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2018
Balance at beginning of period	$(29,626)	$5,407	$(58,833)	$(83,052)
Other comprehensive (loss) income before reclassifications	(50,970)	6,991	1,431	(42,548)
Amounts reclassified from AOCI	(24)	(1,216)	—	(1,240)
Net current period other comprehensive (loss) income	(50,994)	5,775	1,431	(43,788)
Balance at end of period	$(80,620)	$11,182	$(57,402)	$(126,840)
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

The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2018	2017	2018	2017
Net income	$100,763	$77,693	$272,731	$175,078
Less: Preferred stock dividends	2,010	2,010	6,030	6,030
Net income available to common stockholders	$98,753	$75,683	$266,701	$169,048
Basic weighted average common shares outstanding	324,435,939	323,410,932	324,118,236	295,012,986
Net effect of dilutive stock options, warrants and restricted stock	1,217,192	1,493,836	1,556,470	1,639,810
Diluted weighted average common shares outstanding	325,653,131	324,904,768	325,674,706	296,652,796
Earnings per common share:
Basic	$0.30	$0.23	$0.82	$0.57
Diluted	$0.30	$0.23	$0.82	$0.57
The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 15.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average shares excluded from the diluted earnings per common share calculation	86	1,842	59	1,059

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Nine Months Ended September 30,
	2018	2017
(in thousands)
Interest paid on deposits and other borrowings	$157,933	$89,014
Income taxes paid	14,000	52,500
Transfers of loans to other real estate owned	9,562	24,025
Financing of other real estate owned sold	—	19

NOTE 17.    BUSINESS SEGMENTS
We operate in three reportable segments: Community Banking, Wealth Management and Insurance.

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
We also previously operated a Consumer Finance segment, which is no longer a reportable segment. This segment primarily made installment loans to individuals and purchased installment sales finance contracts from retail merchants. On August 31, 2018, as part of our strategy to enhance the overall positioning of our consumer banking operations, we sold 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC. This transaction was completed to accomplish several strategic objectives, including enhancing the credit risk profile of the consumer loan portfolio, offering additional liquidity and selling a non-strategic business segment that no longer fits with our core business. The Consumer Finance segment is shown in the following tables to include Regency's financial information through August 31, 2018.
The following tables provide financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 17.1

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2018
Interest income	$291,478	$6	$(16)	$6,250	$97	$297,815
Interest expense	58,336	—	—	634	4,058	63,028
Net interest income	233,142	6	(16)	5,616	(3,961)	234,787
Provision for credit losses	13,692	—	—	1,337	946	15,975
Non-interest income	55,708	11,129	4,266	459	3,272	74,834
Non-interest expense (1)	148,847	8,300	4,362	3,825	1,590	166,924
Amortization of intangibles	3,695	61	49	—	—	3,805
Income tax expense (benefit)	22,188	599	(26)	234	(841)	22,154
Net income (loss)	100,428	2,175	(135)	679	(2,384)	100,763
Total assets	32,526,809	26,381	19,323	—	45,082	32,617,595
Total intangibles	2,307,734	10,006	12,091	—	—	2,329,831
At or for the Three Months Ended September 30, 2017
Interest income	$249,923	$—	$20	$9,981	$3,590	$263,514
Interest expense	29,463	—	—	938	7,882	38,283
Net interest income	220,460	—	20	9,043	(4,292)	225,231
Provision for credit losses	14,847	—	—	1,921	—	16,768
Non-interest income	52,020	10,006	4,209	741	(825)	66,151
Non-interest expense (1)	142,015	7,451	3,907	5,261	304	158,938
Amortization of intangibles	4,689	64	52	—	—	4,805
Income tax expense (benefit)	33,238	904	105	1,038	(2,107)	33,178
Net income (loss)	77,691	1,587	165	1,564	(3,314)	77,693
Total assets	30,889,485	23,573	21,242	185,209	3,786	31,123,295
Total intangibles	2,327,495	10,224	12,179	1,809	—	2,351,707
(1) Excludes amortization of intangibles, which is presented separately.

(in thousands)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2018
Interest income	$839,833	$6	$23	$24,893	$104	$864,859
Interest expense	150,814	—	—	2,429	11,369	164,612
Net interest income	689,019	6	23	22,464	(11,265)	700,247
Provision for credit losses	39,381	—	—	5,697	946	46,024
Non-interest income	160,157	33,370	12,264	1,750	(315)	207,226
Non-interest expense (1)	457,189	25,272	11,968	14,348	4,214	512,991
Amortization of intangibles	11,499	182	153	—	—	11,834
Income tax expense (benefit)	65,199	1,769	55	1,152	(4,282)	63,893
Net income (loss)	275,908	6,153	111	3,017	(12,458)	272,731
Total assets	32,526,809	26,381	19,323	—	45,082	32,617,595
Total intangibles	2,307,734	10,006	12,091	—	—	2,329,831
At or for the Nine Months Ended September 30, 2017
Interest income	$677,221	$—	$59	$29,997	$1,964	$709,241
Interest expense	76,742	—	—	2,748	13,353	92,843
Net interest income	600,479	—	59	27,249	(11,389)	616,398
Provision for credit losses	38,649	—	—	5,725	—	44,374
Non-interest income	145,768	29,376	12,030	2,221	(2,050)	187,345
Non-interest expense (1)	451,740	22,978	10,678	15,780	1,120	502,296
Amortization of intangibles	12,365	190	161	—	—	12,716
Income tax expense (benefit)	69,749	2,266	462	3,178	(6,376)	69,279
Net income (loss)	173,744	3,942	788	4,787	(8,183)	175,078
Total assets	30,889,485	23,573	21,242	185,209	3,786	31,123,295
Total intangibles	2,327,495	10,224	12,179	1,809	—	2,351,707
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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$163,000	$—	$163,000
U.S. government-sponsored entities	—	356,267	—	356,267
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,483,820	—	1,483,820
Agency collateralized mortgage obligations	—	1,046,481	—	1,046,481
Non-agency collateralized mortgage obligations	—	—	—	—
Commercial mortgage-backed securities	—	226,775	—	226,775
States of the U.S. and political subdivisions	—	20,681	—	20,681
Other debt securities	—	1,870	—	1,870
Total debt securities available for sale	—	3,298,894	—	3,298,894
Loans held for sale	—	24,943	—	24,943
Marketable equity securities
Fixed income mutual fund	—	—	—	—
Financial services industry	—	188	—	188
Total marketable equity securities	—	188	—	188
Derivative financial instruments
Trading	—	17,590	—	17,590
Not for trading	—	385	772	1,157
Total derivative financial instruments	—	17,975	772	18,747
Total assets measured at fair value on a recurring basis	$—	$3,342,000	$772	$3,342,772
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$70,176	$—	$70,176
Not for trading	—	4,844	21	4,865
Total derivative financial instruments	—	75,020	21	75,041
Total liabilities measured at fair value on a recurring basis	$—	$75,020	$21	$75,041

(in thousands)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets Measured at Fair Value
Debt securities available for sale
U.S. government-sponsored entities	$—	$343,942	$—	$343,942
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,598,874	—	1,598,874
Agency collateralized mortgage obligations	—	794,957	—	794,957
Non-agency collateralized mortgage obligations	—	1	—	1
States of the U.S. and political subdivisions	—	21,093	—	21,093
Other debt securities	—	4,670	—	4,670
Total debt securities available for sale	—	2,763,537	—	2,763,537
Equity securities available for sale
Fixed income mutual fund	161	—	—	161
Financial services industry	—	864	—	864
Total equity securities available for sale	161	864	—	1,025
Total securities available for sale	161	2,764,401	—	2,764,562
Loans held for sale	—	56,458	—	56,458
Derivative financial instruments
Trading	—	28,453	—	28,453
Not for trading	—	500	1,594	2,094
Total derivative financial instruments	—	28,953	1,594	30,547
Total assets measured at fair value on a recurring basis	$161	$2,849,812	$1,594	$2,851,567
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$26,953	$—	$26,953
Not for trading	—	2,239	5	2,244
Total derivative financial instruments	—	29,192	5	29,197
Total liabilities measured at fair value on a recurring basis	$—	$29,192	$5	$29,197

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in thousands)	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2018
Balance at beginning of period	$—	$—	$—	$1,594	$1,594
Purchases, issuances, sales and settlements:
Purchases	—	—	—	3,814	3,814
Settlements	—	—	—	(4,636)	(4,636)
Balance at end of period	$—	$—	$—	$772	$772
Year Ended December 31, 2017
Balance at beginning of period	$—	$492	$894	$—	$1,386
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	4	—	4
Included in other comprehensive income	—	86	(6)	—	80
Accretion included in earnings	(1)	—	1	—	—
Purchases, issuances, sales and settlements:
Purchases	12,048	—	—	1,594	13,642
Sales/redemptions	(12,047)	—	(874)	—	(12,921)
Settlements	—	—	(19)	(4,569)	(4,588)
Transfers from Level 3	—	(578)	—	—	(578)
Transfers into Level 3	—	—	—	4,569	4,569
Balance at end of period	$—	$—	$—	$1,594	$1,594
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2018. During the first quarter of 2017, we acquired $12.0 million in other debt securities from YDKN that are measured at Level 3. These securities were sold during the second quarter of 2017. During the first nine months of 2017, we transferred equity securities totaling $0.6 million from Level 3 to Level 2, as a result of increased trading activity relating to these securities.
For the nine months ended September 30, 2018, we recorded in earnings $0.6 million of unrealized gains relating to the adoption of ASU 2016-01 and market value adjustments on marketable equity securities. These unrealized gains included in earnings are in the other non-interest income line item in the Consolidated Statement of Income. For the nine months ended September 30, 2017, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total realized net securities gains included in earnings are in the net securities gains line item in the Consolidated Statements of Income.

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
TABLE 18.3

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2018
Impaired loans	$—	$1,440	$4,858	$6,298
Other real estate owned	—	—	5,570	5,570
Other assets - SBA servicing asset	—	—	4,305	4,305
December 31, 2017
Impaired loans	$—	$2,813	$1,297	$4,110
Other real estate owned	—	10,513	10,823	21,336
Loans held for sale - SBA	—	—	36,432	36,432
Other assets - SBA servicing asset	—	—	5,058	5,058
Substantially all of the fair value amounts in the table above were estimated at a date during the nine months or twelve months ended September 30, 2018 and December 31, 2017, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end.
Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2018 had a carrying amount of $6.3 million, which includes an allocated allowance for credit losses of $4.8 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $6.0 million, which was included in the provision for credit losses for the nine months ended September 30, 2018.
OREO with a carrying amount of $8.4 million was written down to $5.6 million, resulting in a loss of $2.8 million, which was included in earnings for the nine months ended September 30, 2018.
Fair Value of Financial Instruments
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 28, 2018 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2018
Financial Assets
Cash and cash equivalents	$437,853	$437,853	$437,853	$—	$—
Debt securities available for sale	3,298,894	3,298,894	—	3,298,894	—
Debt securities held to maturity	3,206,345	3,032,947	—	3,032,947	—
Net loans and leases, including loans held for sale	21,703,605	21,270,133	—	24,943	21,245,190
Loan servicing rights	39,664	46,021	—	—	46,021
Marketable equity securities	188	188	—	188	—
Derivative assets	18,747	18,747	—	17,975	772
Accrued interest receivable	102,513	102,513	102,513	—	—
Financial Liabilities
Deposits	23,499,986	23,437,161	18,052,235	5,384,926	—
Short-term borrowings	3,679,380	3,679,933	3,679,933	—	—
Long-term borrowings	627,049	618,778	—	—	618,778
Derivative liabilities	75,041	75,041	—	75,020	21
Accrued interest payable	19,159	19,159	19,159	—	—
December 31, 2017
Financial Assets
Cash and cash equivalents	$479,443	$479,443	$479,443	$—	$—
Securities available for sale	2,764,562	2,764,562	161	2,764,401	—
Debt securities held to maturity	3,242,268	3,218,379	—	3,218,379	—
Net loans and leases, including loans held for sale	20,916,277	20,661,196	—	56,458	20,604,738
Loan servicing rights	34,111	37,758	—	—	37,758
Derivative assets	30,547	30,547	—	28,953	1,594
Accrued interest receivable	94,254	94,254	94,254	—	—
Financial Liabilities
Deposits	22,399,725	22,359,182	17,779,246	4,579,936	—
Short-term borrowings	3,678,337	3,678,723	3,678,723	—	—
Long-term borrowings	668,173	675,489	—	—	675,489
Derivative liabilities	29,197	29,197	—	29,192	5
Accrued interest payable	12,480	12,480	12,480	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis represents an overview of and highlights material changes to our financial condition and results of operations at and for the three- and nine-month periods ended September 30, 2018 and 2017. This Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein and our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. Our results of operations for the nine months ended September 30, 2018 are not necessarily indicative of results expected for the full year.

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risk, uncertainties and unforeseen events which may cause actual results to differ materially from future results expressed, projected or implied by these forward-looking statements. All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Further, it is not possible to assess the effect of all risk factors on our business of the extent to which any one risk factor or compilation thereof may cause actual results to differ materially from those contained in any forward-looking statements. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Such forward-looking statements may be expressed in a variety of ways, including the use of future and present tense language expressing expectations or predictions of future financial or business performance or conditions based on current performance and trends. Forward-looking statements are typically identified by words such as, "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. In addition to factors previously disclosed in our reports filed with the SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions and manage risks; inflation; inability to effectively grow and expand our customer bases; our ability to execute on key priorities, including successful completion of acquisitions and dispositions, business retention or expansion plans, strategic plans and attract, develop and retain key executives; and potential difficulties encountered in expanding into a new and remote geographic market; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business and technology initiatives; economic conditions in the various regions in which we operate; competitive conditions, including increased competition through internet, mobile banking, fintech, and other non-traditional competitors; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with acquisitions and divestitures; the inability to originate and re-sell mortgage loans in accordance with business plans; our inability to effectively manage our economic exposure and GAAP earnings exposure to interest rate volatility, including availability of appropriate derivative financial investments needed for interest rate risk management purposes; economic conditions; interruption in or breach of security of our information systems; the failure of third parties and vendors to comply with their obligations to us, including related to care, control, and protection of such information; the evolution of various types of fraud or other criminal behavior to which we are exposed; integrity and functioning of products, information systems and services provided by third party external vendors; changes in tax rules and regulations or interpretations including, but not limited to, the recently enacted Tax Cuts and Jobs Act or tariffs implemented by the U.S. President; changes in or anticipated impact of, accounting policies, standards and interpretations; ability to maintain adequate liquidity to fund our operations; changes in asset valuations; the initiation of significant legal or regulatory proceedings against us and the outcome of any significant legal or regulatory proceeding including, but not limited to, actions by federal or state authorities and class action cases, new decisions that result in changes to previously settled law or regulation, and any unexpected court or regulatory rulings; and the impact, extent and timing of technological changes, capital management activities, and other actions of the OCC, the FRB, the Bureau of Consumer Financial Protection (formerly named the Consumer Financial Protection Bureau), the FDIC and legislative and regulatory actions and reforms.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018 under the heading “Application of Critical Accounting Policies”. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2017.

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
These non-GAAP financial measures should be viewed as supplemental in nature, and not as a substitute for or superior to, our reported results prepared in accordance with GAAP. When non-GAAP financial measures are disclosed, the SEC's Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included later in this report under the heading “Reconciliations of Non-GAAP Financial Measures and Key Performance Indicators to GAAP”.
Management believes charges such as merger expenses, branch consolidation costs and special one-time employee 401(k) contributions related to tax reform are not organic costs to run our operations and facilities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branch without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of a business are not organic to our operations.
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

FINANCIAL SUMMARY
Net income available to common stockholders for the third quarter of 2018 was $98.8 million or $0.30 per diluted common share, compared to net income available to common stockholders for third quarter of 2017 of $75.7 million or $0.23 per diluted common share. On an operating basis, third quarter of 2018 net income available to common stockholders (non-GAAP) was $94.7 million, or $0.29 per diluted common share, excluding a $5.1 million gain recognized from the sale of Regency, compared to third quarter of 2017 net income available to common stockholders (non-GAAP) of $76.6 million, or $0.24 per diluted common share, excluding the impact of $1.4 million in merger-related expenses.
On August 31, 2018, we completed the sale of 100 percent of the issued and outstanding capital stock of Regency Finance Company to Mariner Finance, LLC in exchange for cash consideration of $142 million. This transaction was completed to accomplish several strategic objectives, including enhancing the credit risk profile of the consumer loan portfolio, offering additional liquidity and selling a non-strategic business segment that no longer fits with our core business.  The transaction included a reduction of $131.9 million in direct installment consumer loans, a net charge-off of $7.1 million for the mark to fair value on the Regency loans prior to sale with no associated provision impact, a write-off of $1.8 million of goodwill, and a reduction of branch/retail properties leased by FNB.  As a result of the sale, we recognized a gain on sale of $5.1 million during the third quarter.
Income Statement Highlights (Third quarter of 2018 compared to third quarter of 2017, except as noted)

•	Net income available to common stockholders was $98.8 million, compared to $75.7 million.

•	Operating net income available to common stockholders (non-GAAP) was $94.7 million, compared to $76.6 million.

•	Earnings per diluted common share were $0.30, compared to $0.23.

•	Operating earnings per diluted common share (non-GAAP) were $0.29, compared to $0.24.

•	Total revenue increased 6.3% to $310 million, reflecting a 4.2% increase in net interest income and a 13.1% increase in non-interest income.

•	Net interest income was $234.8 million, compared to $225.2 million.

•
Net interest margin (FTE) (non-GAAP) declined 8 basis points to 3.36% from 3.44%, reflecting a 3 basis point decrease in the fully taxable equivalent adjustment related to the impact of tax reform. Regency contributed 8 basis points and 13 basis points, respectively.

•
Non-interest income increased $8.7 million, or 13.1%. Excluding the Regency gain on sale, operating non-interest income increased $3.5 million or 5.4%, with increases in mortgage banking, wealth management and capital markets.

•	Non-interest expense was $170.7 million, compared to $163.7 million.

•	Non-interest expense decreased $12.3 million, or 6.7%, compared to the second quarter of 2018.

•	Income tax expense increased $5.4 million, or 7.8%, primarily due to higher 2018 pre-tax income, partially offset by the lower tax rate in 2018.

•	The efficiency ratio (non-GAAP) equaled 53.7%, compared to 53.1%.

•
The annualized net charge-offs to total average loans ratio increased to 0.27%, compared to 0.24%. The third quarter of 2018 included 13 basis points of net charge-offs from the mark to fair value on the Regency loans prior to the sale, with no associated provision expense.

Balance Sheet Highlights (period-end balances, September 30, 2018 compared to December 31, 2017, unless otherwise indicated)

•	Total assets were $32.6 billion, compared to $31.4 billion.

•
Growth in total average loans was $1.1 billion, or 5.4%, with average commercial loan growth of $545.1 million, or 4.2%, and average consumer loan growth of $575.6 million, or 7.5%, from the same period last year.

•
Total average deposits grew $1.9 billion, or 9.1%, including an increase in average non-interest-bearing deposits of $439.4 million, or 7.9%, and an increase in average time deposits of $1.4 billion, or 37.9%, from the same period last year.

•	The ratio of loans to deposits was 92.9%, compared to 93.7%.

•
Total stockholders’ equity was $4.5 billion, compared to $4.4 billion, a slight increase of less than 3% since December 31, 2017, primarily driven by an increase in earnings partially offset by a decline in AOCI.

•	There was improvement in the delinquency ratio in the originated portfolio from 0.88% to 0.79%.

•	The ratio of the allowance for loan losses to total loans and leases was 0.81%, compared to 0.84%.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
Net income available to common stockholders for the three months ended September 30, 2018 was $98.8 million or $0.30 per diluted common share, compared to net income available to common stockholders for the three months ended September 30, 2017 of $75.7 million or $0.23 per diluted common share. The third quarter of 2018 included a $5.1 million gain recognized from the sale of Regency. The third quarter of 2017 included merger-related expenses of $1.4 million.
Net interest income totaled $234.8 million, increasing $9.6 million or 4.2%. Non-interest income increased $8.7 million, or 13.1%, and non-interest expense increased $7.0 million, or 4.3%. Financial highlights are summarized below:
TABLE 1

	Three Months Ended September 30,		$	%
(in thousands, except per share data)	2018	2017	Change	Change
Net interest income	$234,787	$225,231	$9,556	4.2%
Provision for credit losses	15,975	16,768	(793)	(4.7)
Non-interest income	74,834	66,151	8,683	13.1
Non-interest expense	170,729	163,743	6,986	4.3
Income taxes	22,154	33,178	(11,024)	(33.2)
Net income	100,763	77,693	23,070	29.7
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$98,753	$75,683	$23,070	30.5%
Earnings per common share – Basic	$0.30	$0.23	$0.07	30.4%
Earnings per common share – Diluted	0.30	0.23	0.07	30.4
Cash dividends per common share	0.12	0.12	—	—

The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 2

	Three Months Ended September 30,
	2018	2017
Return on average equity	8.85%	6.96%
Return on average tangible common equity (2)	19.44%	15.82%
Return on average assets	1.23%	1.00%
Return on average tangible assets (2)	1.37%	1.12%
Book value per common share (1)	$13.62	$13.39
Tangible book value per common share (1) (2)	$6.44	$6.12
Equity to assets (1)	13.87%	14.25%
Tangible equity to tangible assets (1) (2)	7.25%	7.24%
Common equity to assets (1)	13.54%	13.91%
Tangible common equity to tangible assets (1) (2)	6.89%	6.87%
Average equity to average assets	13.94%	14.32%
Dividend payout ratio	39.71%	51.56%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 3

	Three Months Ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$46,588	$345	2.93%	$117,602	$320	1.08%
Taxable investment securities (1)	5,310,719	30,467	2.29	4,913,122	24,763	2.02
Tax-exempt investment securities (1)(2)	1,030,743	9,090	3.53	812,305	8,515	4.19
Loans held for sale	47,846	723	6.03	139,693	2,091	5.97
Loans and leases (2)(3)	21,774,929	260,590	4.75	20,654,316	232,998	4.48
Total interest-earning assets (2)	28,210,825	301,215	4.24	26,637,038	268,687	4.01
Cash and due from banks	367,764			374,542
Allowance for credit losses	(180,387)			(169,283)
Premises and equipment	323,682			334,870
Other assets	3,680,919			3,733,497
Total assets	$32,402,803			$30,910,664
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,324,789	16,492	0.70	$9,376,003	9,338	0.40
Savings	2,573,673	1,636	0.25	2,480,626	792	0.13
Certificates and other time	5,256,660	20,047	1.51	3,812,916	8,857	0.92
Short-term borrowings	3,863,563	19,576	2.00	4,394,106	14,387	1.29
Long-term borrowings	627,524	5,277	3.34	658,495	4,909	2.96
Total interest-bearing liabilities	21,646,209	63,028	1.15	20,722,146	38,283	0.73
Non-interest-bearing demand	5,966,581			5,527,180
Other liabilities	274,005			234,358
Total liabilities	27,886,795			26,483,684
Stockholders’ equity	4,516,008			4,426,980
Total liabilities and stockholders’ equity	$32,402,803			$30,910,664
Excess of interest-earning assets over interest-bearing liabilities	$6,564,616			$5,914,892
Net interest income (FTE) (2)		238,187			230,404
Tax-equivalent adjustment		(3,400)			(5,173)
Net interest income		$234,787			$225,231
Net interest spread			3.09%			3.28%
Net interest margin (2)			3.36%			3.44%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $7.8 million, or 3.4%, from $230.4 million for the third quarter of 2017 to $238.2 million for the third quarter of 2018. Average interest-earning assets of $28.2 billion increased $1.6 billion, or 5.9%, and average interest-bearing liabilities of $21.6 billion increased $924.1 million, or 4.5%, from 2017, due to organic growth in loans and deposits. The sale of Regency, which included $132 million of direct installment loans, closed on August 31, 2018. Our net interest margin FTE (non-GAAP) was 3.36% for the third quarter of 2018, compared to 3.44% for the same period of 2017, reflecting a 3 basis point decrease in the FTE adjustment related to the impact of tax reform combined with the effect of the sale of Regency, which contributed 8 basis points to the margin in the third quarter of 2018 compared to 13 basis points in the third quarter of 2017. The Federal Open Market Committee has increased the target Fed Funds rate by 100 basis points between September 30, 2017 and September 30, 2018.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2018, compared to the three months ended September 30, 2017:
TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(193)	$218	$25
Securities (2)	4,095	2,184	6,279
Loans held for sale	(1,375)	7	(1,368)
Loans and leases (2)	10,937	16,655	27,592
Total interest income (2)	13,464	19,064	32,528
Interest Expense (1)
Deposits:
Interest-bearing demand	78	7,076	7,154
Savings	264	580	844
Certificates and other time	4,442	6,748	11,190
Short-term borrowings	(1,766)	6,955	5,189
Long-term borrowings	(213)	581	368
Total interest expense	2,805	21,940	24,745
Net change (2)	$10,659	$(2,876)	$7,783

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35% in 2017. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $301.2 million for the third quarter of 2018, increased $32.5 million or 12.1% from the same quarter of 2017, primarily due to increased interest-earning assets. During the third quarter of 2018, we recognized $5.9 million of incremental purchase accounting accretion and $1.5 million of cash recoveries, compared to $2.2 million and $4.3 million, respectively, in the third quarter of 2017. The increase in interest-earning assets was primarily driven by a $1.1 billion, or 5.4%, increase in average loans and leases, which reflects solid growth in the commercial and consumer loan portfolios. Average commercial loan growth totaled $545.1 million, or 4.2%, led by strong commercial activity in the Cleveland and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions and continued growth in the equipment finance and asset-based lending businesses. Average consumer loan growth was $575.6 million, or 7.5%, as growth in indirect auto loans of $424.1 million, or 30.2%, and residential mortgage loans of $378.9 million, or 14.9%, was partially offset by declines in average direct installment loans of $82.2 million, or 4.2% and consumer lines of credit of $145.2 million, or 8.2%. Additionally, average securities increased $616.0 million, or 10.8%, as we took advantage of higher interest rates. The yield on average interest-earning assets (non-GAAP) increased 23 basis points from the third quarter of 2017 to 4.24% for the third quarter of 2018.
Interest expense of $63.0 million for the third quarter of 2018 increased $24.7 million, or 64.6%, from the same quarter of 2017, due to an increase in rates paid on average interest-bearing liabilities and growth in average interest-bearing deposits over the same quarter of 2017. Average interest-bearing deposits increased $1.5 billion or 9.5%, while average non-interest-bearing deposits increased $439.4 million, or 7.9%. Organic growth in average time deposits, non-interest-bearing deposits, savings and money market balances was partially offset by a slight decline in interest checking accounts. The growth in non-interest-bearing deposits reflected successful efforts to attract new and larger corporate customers across our footprint. Average short-term borrowings decreased $530.5 million, or 12.1%, primarily as a result of decreases of $390.3 million in short-term FHLB advances, $79.8 million in federal funds purchased, $46.0 million in customer repurchase agreements and $14.4 million in short-term subordinated notes. Average long-term borrowings decreased $31.0 million, or 4.7%, resulting from the maturity of certain long-term FHLB advances. The rate paid on interest-bearing liabilities increased 42 basis points to 1.15% for the third quarter of 2018, due to changes in the funding mix combined with the interest rate increases made by the Federal Open Market Committee between September 30, 2017 and September 30, 2018.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 5

	Three Months Ended September 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Provision for credit losses:
Originated	$14,853	$17,175	$(2,322)	(13.5)%
Acquired	1,122	(407)	1,529	n/m
Total provision for credit losses	$15,975	$16,768	$(793)	(4.7)%
Net loan charge-offs:
Originated	$14,157	$13,033	$1,124	8.6%
Acquired	511	(582)	1,093	n/m
Total net loan charge-offs	$14,668	$12,451	$2,217	17.8%
Net loan charge-offs (annualized) / total average loans and leases	0.27%	0.24%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.33%	0.37%
n/m - not meaningful

The provision for credit losses of $16.0 million during the third quarter of 2018 was down 4.7% from the same period of 2017, primarily due to the decrease in non-performing loans and lower organic loan growth. Net loan charge-offs were $14.7 million, an increase of $2.2 million. Included in reported net charge-offs for the third quarter was $7.1 million, or 0.13%, for the mark to fair value on Regency loans prior to sale, with no associated provision impact. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2018 and 2017 is presented in the following table:
TABLE 6

	Three Months Ended September 30,		$	%
(in thousands)	2018	2017	Change	Change
Service charges	$31,922	$32,212	$(290)	(0.9)%
Trust services	6,395	5,748	647	11.2
Insurance commissions and fees	5,001	5,029	(28)	(0.6)
Securities commissions and fees	4,491	4,038	453	11.2
Capital markets income	5,100	2,822	2,278	80.7
Mortgage banking operations	5,962	5,437	525	9.7
Bank owned life insurance	4,399	3,123	1,276	40.9
Net securities gains	—	2,777	(2,777)	(100.0)
Other	11,564	4,965	6,599	132.9
Total non-interest income	$74,834	$66,151	$8,683	13.1%
Total non-interest income increased $8.7 million, to $74.8 million for the third quarter of 2018, a 13.1% increase from the same period of 2017. The variances in significant individual non-interest income items are further explained in the following paragraphs, with the overall increase reflecting the $5.1 million gain on the sale of Regency and continued growth in our fee-based businesses. Excluding this significant item influencing earnings, non-interest income increased $3.5 million, or 5.4%.
Trust services of $6.4 million for the third quarter of 2018 increased $0.6 million, or 11.2%, from the same period of 2017, primarily driven by strong organic revenue production. The market value of assets under management increased $656.6 million, or 14.7%, from September 30, 2017 to $5.3 billion at September 30, 2018, with the increase almost entirely attributable to organic growth.
Capital markets income of $5.1 million for the third quarter of 2018 increased $2.3 million, or 80.7%, from the same period of 2017, primarily attributable to higher levels of commercial swap activity across FNB's footprint, particularly in our North Carolina market.
Mortgage banking operations income of $6.0 million for the third quarter of 2018 increased $0.5 million, or 9.7%, from the same period of 2017. During the third quarter of 2018, we sold $322.2 million of originated residential mortgage loans, which was slightly lower than the $324.7 million for the same period of 2017. While we continue to see compressed margins due to competitive pressures for both retail and correspondent, we were able to increase income by improving the mix of retail loans sold versus correspondent loans. Retail loans have a greater gain on sale margin than correspondent loans. Additionally, $0.3 million of the increase in the third quarter of 2018 compared to the same period of 2017 was due to the income from continued growth in our mortgage servicing portfolio.
Income from BOLI of $4.4 million for the third quarter of 2018 increased $1.3 million, or 40.9%, from $3.1 million in the same period of 2017, primarily due to death benefits received.
Other non-interest income was $11.6 million and $5.0 million for the third quarter of 2018 and 2017, respectively. The increase was primarily due to the $5.1 million gain on the sale of Regency during the third quarter of 2018.

The following table presents non-interest income excluding the significant item for the three months ended September 30, 2018 and 2017:
TABLE 7

	Three Months Ended September 30,		$	%
(in thousands)	2018	2017	Change	Change
Total non-interest income, as reported	$74,834	$66,151	$8,683	13.1%
Significant item:
Gain on sale of subsidiary	(5,135)	—	(5,135)
Total non-interest income, excluding significant item(1)	$69,699	$66,151	$3,548	5.4%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2018 and 2017 is presented in the following table:
TABLE 8

	Three Months Ended September 30,		$	%
(in thousands)	2018	2017	Change	Change
Salaries and employee benefits	$89,535	$82,383	$7,152	8.7%
Net occupancy	14,219	13,723	496	3.6
Equipment	13,593	13,711	(118)	(0.9)
Amortization of intangibles	3,805	4,805	(1,000)	(20.8)
Outside services	17,176	15,439	1,737	11.3
FDIC insurance	8,821	9,183	(362)	(3.9)
Bank shares and franchise taxes	3,237	2,814	423	15.0
Merger-related	—	1,381	(1,381)	(100.0)
Other	20,343	20,304	39	0.2
Total non-interest expense	$170,729	$163,743	$6,986	4.3%
Total non-interest expense of $170.7 million for the third quarter of 2018 increased $7.0 million, a 4.3% increase from the same period of 2017. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $89.5 million for the third quarter of 2018 increased $7.2 million, or 8.7%, from the same period of 2017, primarily as a result of employees added in our expanded operations in our southeastern markets, combined with increasing the minimum wage for FNB hourly employees in response to tax reform and normal merit increases during 2018.
Amortization of intangibles expense of $3.8 million for the third quarter of 2018 decreased $1.0 million, or 20.8%, from the third quarter of 2017, due to the completion of amortization for a core deposit intangible from a prior acquisition.
Outside services expense of $17.2 million for the third quarter of 2018 increased $1.7 million, or 11.3%, from the same period of 2017, primarily due to increases of $1.0 million in legal expense, $0.4 million in data processing and information technology services, and $0.3 million in consulting fees, combined with other various miscellaneous increases.

The following table presents non-interest expense excluding significant items for the three months ended September 30, 2018 and 2017:
TABLE 9

	Three Months Ended September 30,		$	%
(in thousands)	2018	2017	Change	Change
Total non-interest expense, as reported	$170,729	$163,743	$6,986	4.3%
Significant items:
Merger-related	—	(1,381)	1,381
Total non-interest expense, excluding significant items(1)	$170,729	$162,362	$8,367	5.2%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Income tax expense	$22,154	$33,178
Effective tax rate	18.0%	29.9%
Statutory tax rate	21.0%	35.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% in 2018 and 35% in 2017, due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Additionally, in the third quarter of 2018, we recorded a net favorable adjustment of $1.9 million to our provisional deferred tax remeasurement related to the TCJA. The effective tax rate for the current quarter reflects the 21% federal statutory tax and the recording of the final adjustments to the provisional deferred tax remeasurement, while the year-ago quarter was impacted by elevated tax credit recognition. The lower statutory corporate tax rate in 2018 is partially offset by changes to the deductibility of certain items such as FDIC insurance premiums.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
Net income available to common stockholders for the nine months ended September 30, 2018 was $266.7 million or $0.82 per diluted common share, compared to $169.0 million or $0.57 per diluted common share for the nine months ended September 30, 2017. The first nine months of 2018 included the impact of costs related to branch consolidations of $6.6 million, gain on the sale of Regency of $5.1 million and a $0.9 million discretionary 401(k) contribution made following tax reform. Of the $6.6 million of branch consolidation costs, $3.8 million was included in non-interest expense and $3.7 million was reflected as a loss on fixed assets reducing non-interest income. The first nine months of 2017 included $2.6 million of merger-related net securities gains and merger-related expense of $55.5 million. Operating earnings per diluted common share (non-GAAP) was $0.82 for the first nine months of 2018 compared to $0.69 for the nine months ended September 30, 2017. The effective tax rate for the first nine months of 2018 was 19.0%, compared to 28.4% in the first nine months of 2017. The first nine months of 2018 was impacted by the TCJA, including a change to a 21% statutory rate, while the first nine months of 2017 was impacted by merger-related expenses. Average diluted common shares outstanding increased 29.0 million shares, or 9.8%, to 325.7 million shares for the first nine months of 2018, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares on March 11, 2017. The major categories of the Income Statement and their respective impact to the increase (decrease) in net income are presented in the following table:

TABLE 11

	Nine Months Ended September 30,		$	%
(in thousands, except per share data)	2018	2017	Change	Change
Net interest income	$700,247	$616,398	$83,849	13.6%
Provision for credit losses	46,024	44,374	1,650	3.7
Non-interest income	207,226	187,345	19,881	10.6
Non-interest expense	524,825	515,012	9,813	1.9
Income taxes	63,893	69,279	(5,386)	(7.8)
Net income	272,731	175,078	97,653	55.8
Less: Preferred stock dividends	6,030	6,030	—	—
Net income available to common stockholders	$266,701	$169,048	$97,653	57.8%
Earnings per common share – Basic	$0.82	$0.57	$0.25	43.9%
Earnings per common share – Diluted	0.82	0.57	0.25	43.9
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Nine Months Ended September 30,
	2018	2017
Return on average equity	8.16%	5.93%
Return on average tangible common equity (2)	18.22%	13.10%
Return on average assets	1.14%	0.82%
Return on average tangible assets (2)	1.27%	0.93%
Book value per common share (1)	$13.62	$13.39
Tangible book value per common share (1) (2)	$6.44	$6.12
Equity to assets (1)	13.87%	14.25%
Tangible equity to tangible assets (1) (2)	7.25%	7.24%
Common equity to assets (1)	13.54%	13.91%
Tangible common equity to tangible assets (1) (2)	6.89%	6.87%
Average equity to average assets	13.99%	13.86%
Dividend payout ratio	44.05%	61.27%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Nine Months Ended September 30,
	2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$65,882	$972	1.97%	$97,122	$660	0.91%
Federal funds sold	—	—	—	1,509	9	0.72
Taxable investment securities (1)	5,192,707	86,341	2.22	4,773,606	72,373	2.02
Tax-exempt investment securities (1)(2)	992,781	26,095	3.50	666,469	20,833	4.17
Loans held for sale	53,404	2,401	6.00	82,254	3,960	6.43
Loans and leases (2) (3)	21,460,794	758,873	4.73	19,084,962	624,575	4.37
Total interest-earning assets (2)	27,765,568	874,682	4.21	24,705,922	722,410	3.91
Cash and due from banks	362,098			336,303
Allowance for credit losses	(181,154)			(165,543)
Premises and equipment	330,698			319,901
Other assets	3,674,471			3,274,305
Total assets	$31,951,681			$28,470,888
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,333,557	41,637	0.60	$8,703,870	22,426	0.34
Savings	2,576,869	4,164	0.22	2,495,632	1,954	0.10
Certificates and other time	4,904,114	49,892	1.36	3,503,637	23,100	0.88
Short-term borrowings	3,981,880	53,192	1.78	3,831,883	32,020	1.11
Long-term borrowings	646,229	15,727	3.25	625,010	13,343	2.85
Total interest-bearing liabilities	21,442,649	164,612	1.02	19,160,032	92,843	0.65
Non-interest-bearing demand	5,780,770			5,140,016
Other liabilities	258,685			225,219
Total liabilities	27,482,104			24,525,267
Stockholders’ equity	4,469,577			3,945,621
Total liabilities and stockholders’ equity	$31,951,681			$28,470,888
Excess of interest-earning assets over interest-bearing liabilities	$6,322,919			$5,545,890
Net interest income (FTE) (2)		710,070			629,567
Tax-equivalent adjustment		(9,823)			(13,169)
Net interest income		$700,247			$616,398
Net interest spread			3.19%			3.26%
Net interest margin (2)			3.42%			3.41%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $80.5 million, or 12.8%, from $629.6 million for the first nine months of 2017 to $710.1 million for the first nine months of 2018. Average interest-earning assets of $27.8 billion increased $3.1 billion or 12.4% and average interest-bearing liabilities of $21.4 billion increased $2.3 billion or 11.9% from the first nine months of 2017 due to our expanded banking footprint in our southeastern markets and organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.42% for the first nine months of 2018, compared to 3.41% for the same period of 2017, reflecting higher yields on earning assets mostly offset by higher rates paid on deposits and borrowings. The Federal Open Market Committee has increased the target Fed Funds rate by 100 basis points between September 30, 2017 and September 30, 2018.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(213)	$525	$312
Federal funds sold	(4)	(5)	(9)
Securities (2)	15,205	4,025	19,230
Loans held for sale	(1,355)	(204)	(1,559)
Loans and leases (2)	77,338	56,960	134,298
Total interest income (2)	90,971	61,301	152,272
Interest Expense (1)
Deposits:
Interest-bearing demand	2,342	16,869	19,211
Savings	402	1,808	2,210
Certificates and other time	11,635	15,157	26,792
Short-term borrowings	1,434	19,738	21,172
Long-term borrowings	583	1,801	2,384
Total interest expense	16,396	55,373	71,769
Net change (2)	$74,575	$5,928	$80,503

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35% in 2017. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $874.7 million for the first nine months of 2018, increased $152.3 million or 21.1% from the same quarter of 2017, primarily due to increased interest-earning assets. During the first nine months of 2018, we recognized $16.5 million of incremental purchase accounting accretion and $12.8 million of cash recoveries, compared to $5.7 million and $5.8 million, respectively, in the first nine months of 2017. The increase in interest-earning assets was primarily driven by a $2.4 billion or 12.4% increase in average loans and leases, which reflects the benefit of our expanded banking footprint and successful sales management, and includes $1.1 billion or 5.4% of organic growth. Additionally, average securities increased $745.4 million or 13.7%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 30 basis points from the first nine months of 2017 to 4.21% for the first nine months of 2018. The 30 basis point increase in earning asset yields was driven by an increase in yields in both investments and loans including higher purchase accounting accretion and cash recoveries on acquired loans.

Interest expense of $164.6 million for the first nine months of 2018 increased $71.8 million, or 77.3%, from the same quarter of 2017 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and borrowings increased over the same quarter of 2017. Average interest-bearing deposits increased $2.1 billion or 14.4%, which reflects the benefit of our expanded banking footprint in our southeastern markets and organic growth in transaction deposits. Average short-term borrowings increased $150.0 million or 3.9%, primarily as a result of an increase of $210.6 million in federal funds purchased, partially offset by decreases of $30.7 million in short-term FHLB borrowings and $27.7 million in customer repurchase agreements. Average long-term borrowings increased $21.2 million, or 3.4%, primarily as a result of increases of $16.4 million and $14.6 million in junior subordinated debt and subordinated debt, respectively, assumed in the YDKN transaction, partially offset by a decrease of $9.3 million in long-term FHLB borrowings. Subsequent to the close of the acquisition, we remixed the long–term position based on our funding needs. The rate paid on interest-bearing liabilities increased 37 basis points to 1.02% for the first nine months of 2018, due to the Federal Open Market Committee interest rate increases and changes in the funding mix.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 15

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Provision for credit losses:
Originated	$44,659	$46,050	$(1,391)	(3.0)%
Acquired	1,365	(1,676)	3,041	(181.4)
Total provision for credit losses	$46,024	$44,374	$1,650	3.7%
Net loan charge-offs:
Originated	$40,030	$33,607	$6,423	19.1%
Acquired	3,493	(1,190)	4,683	(393.5)
Total net loan charge-offs	$43,523	$32,417	$11,106	34.3%
Net loan charge-offs (annualized) / total average loans and leases	0.27%	0.23%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.33%	0.33%
The provision for credit losses of $46.0 million during the first nine months of 2018 increased $1.7 million from the same period of 2017, primarily due to an increase of $3.0 million in the provision for the acquired portfolio, partially offset by a decrease of $1.4 million in the provision for the originated portfolio, which was primarily attributable to lower non-performing loans during the first nine months of 2018 compared to the year-ago period. Net loan charge-offs of $43.5 million for the first nine months of 2018 increased $11.1 million from the year-ago period, primarily due to $13.4 million, or 8 basis points, relating to both the sale of a small portfolio of non-performing loans in the second quarter of 2018 and the sale of Regency in the third quarter of 2018. Both actions had no associated provision expense. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2018 and 2017 is presented in the following table:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Service charges	$93,113	$88,883	$4,230	4.8%
Trust services	19,312	17,210	2,102	12.2
Insurance commissions and fees	14,703	14,517	186	1.3
Securities commissions and fees	13,336	11,548	1,788	15.5
Capital markets income	16,168	11,673	4,495	38.5
Mortgage banking operations	17,431	14,400	3,031	21.0
Bank owned life insurance	10,761	8,368	2,393	28.6
Net securities gains	31	5,895	(5,864)	(99.5)
Other	22,371	14,851	7,520	50.6
Total non-interest income	$207,226	$187,345	$19,881	10.6%
Total non-interest income increased $19.9 million, to $207.2 million for the first nine months of 2018, a 10.6% increase from the same period of 2017. The variances in significant individual non-interest income items are further explained in the following paragraphs. Excluding the $5.1 million gain on the sale of Regency and $3.7 million loss on fixed assets related to branch consolidations in 2018 and the $2.6 million merger-related net securities gains in 2017, non-interest income increased $21.0 million, or 11.4%, attributable to the expanded operations in North and South Carolina and continued growth of our fee-based businesses of wealth management, capital markets, mortgage banking and insurance.
Service charges on loans and deposits of $93.1 million for the first nine months of 2018 increased $4.2 million, or 4.8%, from the same period of 2017. The increase was driven by the expanded customer base in our southeastern markets, combined with organic growth in loans and deposit accounts.
Trust services of $19.3 million for the first nine months of 2018 increased $2.1 million, or 12.2%, from the same period of 2017 primarily driven by strong organic revenue production. The market value of assets under management increased $656.6 million, or 14.7%, to $5.3 billion from September 30, 2017 to September 30, 2018, with the increase almost entirely attributable to organic growth in accounts and services.
Securities commissions and fees of $13.3 million for the first nine months of 2018 increased 15.5% from the same period of 2017. This increase reflects the benefit of expanded operations in our southeastern markets and increased brokerage activity.
Capital markets income of $16.2 million for the first nine months of 2018 increased $4.5 million or 38.5% from $11.7 million for 2017, reflecting continued solid contributions from commercial swap activity across our footprint, combined with increased syndication fees and international banking activity.
Mortgage banking operations income of $17.4 million for the first nine months of 2018 increased $3.0 million, or 21.0%, from the same period of 2017. During the first nine months of 2018, we sold $891.9 million of residential mortgage loans, a 27.3% increase compared to $700.5 million for the same period of 2017. However, sold loan margins have been lower in both retail and correspondent loans due to competitive pressure and the mix of loans sold.
Income from BOLI of $10.8 million for the first nine months of 2018 increased $2.4 million, or 28.6%, from $8.4 million in the same period of 2017, due to investing in new policies during the third and fourth quarters of 2017 and death benefits received.
Net securities gains were $0.03 million for the first nine months of 2018, compared to $5.9 million for the first nine months of 2017. The gains in 2017 related to the sale of certain acquired YDKN securities after the closing of the acquisition.

Other non-interest income was $22.4 million and $14.9 million for the first nine months of 2018 and 2017, respectively. During the first nine months of 2018, dividends on non-marketable equity securities increased $4.8 million, gains on the sale of repossessed assets increased $1.4 million and SBA loan gain on sale and servicing-related income increased $1.0 million compared to the year-ago period and we recognized a $5.1 million gain on the sale of Regency. These items were partially offset by a $3.7 million loss on fixed assets recorded in 2018 related to the branch consolidations.
The following table presents non-interest income excluding significant items for the first nine months ended September 30, 2018 and 2017:
TABLE 17

	Nine Months Ended September 30,		$	%
(in thousands)	2018	2017	Change	Change
Total non-interest income, as reported	$207,226	$187,345	$19,881	10.6%
Significant items:
Gain on sale of subsidiary	(5,135)	—	(5,135)
Loss on fixed assets related to branch consolidations	3,677	—	3,677
Merger-related net securities gains	—	(2,609)	2,609
Total non-interest income, excluding significant items(1)	$205,768	$184,736	$21,032	11.4%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2018 and 2017 is presented in the following table:
TABLE 18

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2018	2017	Change	Change
Salaries and employee benefits	$277,532	$240,860	$36,672	15.2%
Net occupancy	45,936	39,132	6,804	17.4
Equipment	41,241	35,761	5,480	15.3
Amortization of intangibles	11,834	12,716	(882)	(6.9)
Outside services	48,946	41,965	6,981	16.6
FDIC insurance	26,822	23,946	2,876	12.0
Bank shares and franchise taxes	9,929	8,536	1,393	16.3
Merger-related	—	55,459	(55,459)	(100.0)
Other	62,585	56,637	5,948	10.5
Total non-interest expense	$524,825	$515,012	$9,813	1.9%
Total non-interest expense of $524.8 million for the first nine months of 2018 increased $9.8 million, a 1.9% increase from the same period of 2017. Excluding significant items influencing earnings of $3.8 million, non-interest expense increased $61.5 million or 13.4%. The variances in the individual non-interest expense items are further explained in the following paragraphs, with most increases relating at least partially to costs associated with expanded operations from the acquisition of YDKN in March of 2017 and $2.9 million of branch consolidation costs in the first nine months of 2018, compared to merger-related expenses of $55.5 million in the same period of 2017.
Salaries and employee benefits of $277.5 million for the first nine months of 2018 increased $36.7 million or 15.2% from the same period of 2017. The increase was primarily due to employees added in our expanded operations in our southeastern markets and increasing the minimum wage for FNB hourly employees in response to tax reform, combined with 2018 merit increases and higher benefit costs including items such as a large medical insurance claim of $2.6 million, restricted stock awards, a $1.0 million payroll tax rate adjustment plus a discretionary 401(k) contribution of $0.9 million following tax reform in 2018.
Net occupancy and equipment expense of $87.2 million for the first nine months of 2018 increased $12.3 million, or 16.4%, from the same period of 2017, primarily due to our expanded operations in our southeastern markets, branch consolidation costs of $2.9 million and our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with regulatory requirements.
Outside services expense of $48.9 million for the first nine months of 2018 increased $7.0 million, or 16.6%, from the same period of 2017, primarily due to increases of $2.3 million in legal expense, $1.2 million in data processing and information technology services and $1.0 million in security services, combined with various other miscellaneous increases. These increases were driven primarily by the expanded operations in our southeastern markets.
FDIC insurance of $26.8 million for the first nine months of 2018 increased $2.9 million, or 12.0%, from the same period of 2017, primarily due to a higher assessment base in 2018 resulting from merger and acquisition activity in 2017, combined with growth in loans.
Bank shares and franchise tax expense of $9.9 million for the first nine months of 2018 increased $1.4 million, or 16.3%, from $8.5 million in the first nine months of 2017, primarily due to an increase in our capital base from the YDKN acquisition.
Other non-interest expense was $62.6 million and $56.6 million for the first nine months of 2018 and 2017, respectively. During the first nine months of 2018, loan-related expense increased by $3.3 million, OREO increased by $1.7 million, marketing expense increased by $1.6 million, historic and other tax credit investments expense increased by $0.5 million and telephone expense increased by $0.4 million. These increases were primarily related to the expanded operations in North and South Carolina and branch consolidation activities. Other non-interest expense for the 2018 period also included branch consolidation costs of $2.9 million.
The following table presents non-interest expense excluding significant items for the nine months ended September 30, 2018 and 2017:
TABLE 19

	Nine Months Ended September 30,		$	%
(in thousands)	2018	2017	Change	Change
Total non-interest expense, as reported	$524,825	$515,012	$9,813	1.9%
Significant items:
Discretionary 401(k) contribution	(874)	—	(874)
Branch consolidations - salaries and benefits	(45)	—	(45)
Branch consolidations - occupancy and equipment	(1,609)	—	(1,609)
Branch consolidations - other	(1,285)	—	(1,285)
Merger-related	—	(55,459)	55,459
Total non-interest expense, excluding significant items(1)	$521,012	$459,553	$61,459	13.4%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 20

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Income tax expense	$63,893	$69,279
Effective tax rate	19.0%	28.4%
Statutory tax rate	21.0%	35.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% in 2018 and 35% in 2017, due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Additionally, in 2018, we recorded a net favorable adjustment of $1.9 million to our provisional deferred tax remeasurement related to the TCJA. The effective tax rate in the first nine months of 2018 was impacted by the TCJA, including a change to a 21% federal statutory rate and the recording of final adjustments to the provisional deferred tax remeasurement, while the year-ago period was impacted by merger-related expenses. The lower statutory corporate tax rate in 2018 is partially offset by changes to the deductibility of certain items such as FDIC insurance premiums.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 21

(dollars in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Assets
Cash and cash equivalents	$437,853	$479,443	$(41,590)	(8.7)%
Securities	6,505,239	6,006,830	498,409	8.3
Loans held for sale	42,083	92,891	(50,808)	(54.7)
Loans and leases, net	21,661,522	20,823,386	838,136	4.0
Goodwill and other intangibles	2,329,831	2,341,263	(11,432)	(0.5)
Other assets	1,641,067	1,673,822	(32,755)	(2.0)
Total Assets	$32,617,595	$31,417,635	$1,199,960	3.8%
Liabilities and Stockholders’ Equity
Deposits	$23,499,986	$22,399,725	$1,100,261	4.9%
Borrowings	4,306,429	4,346,510	(40,081)	(0.9)
Other liabilities	286,316	262,206	24,110	9.2
Total liabilities	28,092,731	27,008,441	1,084,290	4.0
Stockholders’ equity	4,524,864	4,409,194	115,670	2.6
Total Liabilities and Stockholders’ Equity	$32,617,595	$31,417,635	$1,199,960	3.8%

Non-Performing Assets
Following is a summary of total non-performing loans and leases, by class:
TABLE 22

(in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Commercial real estate	$23,991	$31,399	$(7,408)	(23.6)%
Commercial and industrial	32,142	22,740	9,402	41.3
Commercial leases	5,526	1,574	3,952	251.1
Other	1,000	1,000	—	—
Total commercial loans and leases	62,659	56,713	5,946	10.5
Direct installment	14,657	16,725	(2,068)	(12.4)
Residential mortgages	16,007	16,409	(402)	(2.4)
Indirect installment	2,263	2,435	(172)	(7.1)
Consumer lines of credit	6,635	5,834	801	13.7
Total consumer loans	39,562	41,403	(1,841)	(4.4)
Total non-performing loans and leases	$102,221	$98,116	$4,105	4.2%
Non-performing assets decreased $0.8 million, from $138.7 million at December 31, 2017 to $137.9 million at September 30, 2018. This reflects decreases of $4.9 million in OREO and $1.2 million in TDRs, partially offset by an increase of $5.3 million in non-accrual loans. The decrease in OREO was primarily attributable to the sale of two commercial properties totaling $2.4 million during the first nine months of 2018. The decrease in TDRs is related to the sale of the Regency portfolio, which resulted in a decrease of $2.7 million in TDRs. The increase in non-accrual loans is attributable to the migration of a few commercial loans, partially offset by the commercial note sale that occurred during the second quarter of 2018.

Following is a summary of performing, non-performing and non-accrual TDRs, by class:

TABLE 23

(in thousands)	Performing	Non- Performing	Non- Accrual	Total
Originated
September 30, 2018
Commercial real estate	$—	$105	$2,174	$2,279
Commercial and industrial	—	567	106	673
Total commercial loans	—	672	2,280	2,952
Direct installment	10,735	6,701	3,746	21,182
Residential mortgages	4,172	9,897	1,741	15,810
Indirect installment	—	—	8	8
Consumer lines of credit	2,056	1,790	846	4,692
Total consumer loans	16,963	18,388	6,341	41,692
Total TDRs	$16,963	$19,060	$8,621	$44,644
December 31, 2017
Commercial real estate	$92	$—	$3,870	$3,962
Commercial and industrial	3,085	—	601	3,686
Total commercial loans	3,177	—	4,471	7,648
Direct installment	10,890	7,758	3,197	21,845
Residential mortgages	3,659	10,638	2,161	16,458
Indirect installment	—	195	14	209
Consumer lines of credit	1,812	1,582	629	4,023
Total consumer loans	16,361	20,173	6,001	42,535
Total TDRs	$19,538	$20,173	$10,472	$50,183
Acquired
September 30, 2018
Commercial real estate	$—	$2,613	$43	$2,656
Commercial and industrial	—	—	35	35
Total commercial loans	—	2,613	78	2,691
Direct installment	—	68	—	68
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	67	581	13	661
Total consumer loans	67	649	13	729
Total TDRs	$67	$3,262	$91	$3,420
December 31, 2017
Commercial real estate	$—	$2,651	$—	$2,651
Commercial and industrial	—	—	—	—
Total commercial loans	—	2,651	—	2,651
Direct installment	15	71	—	86
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	251	586	234	1,071
Total consumer loans	266	657	234	1,157
Total TDRs	$266	$3,308	$234	$3,808

Allowance for Credit Losses
The allowance for credit losses of $177.9 million at September 30, 2018 increased $2.5 million, or 1.4%, from December 31, 2017, primarily in support of growth in originated loans and leases and a small increase in originated criticized commercial loans. The provision for credit losses during the nine months ended September 30, 2018 was $46.0 million, which covered net charge-offs and supported organic loan growth. The amount of provision expense that resulted from the small increase in originated criticized commercial loans was offset by a provision benefit received through a decline in overall delinquency levels in the third quarter of 2018. Net charge-offs were $43.5 million during the nine months ended September 30, 2018, compared to $32.4 million during the nine months ended September 30, 2017, with the increase primarily due to $13.4 million, or 8 basis points, relating to the sale of a small portfolio of non-performing loans in the second quarter of 2018 and the sale of Regency in the third quarter of 2018. The allowance for credit losses as a percentage of non-performing loans for the total portfolio decreased from 179% as of December 31, 2017 to 174% as of September 30, 2018, reflecting a larger increase in the level of non-performing loans relative to the increase in the allowance for credit losses during the nine-month period.
Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations. Also see Note 5, Loans and Leases, of the Notes to Consolidated Financial Statements (Unaudited).
TABLE 24

	At or For the Three Months Ended
	September 30, 2018	December 31, 2017	September 30, 2017
Non-performing loans / total originated loans and leases	0.54%	0.57%	0.69%
Non-performing loans + OREO / total originated loans and leases + OREO	0.73%	0.81%	0.91%
Allowance for credit losses (originated loans) / total originated loans and leases	1.00%	1.10%	1.12%
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.33%	0.35%	0.37%

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking segment.
Following is a summary of deposits:
TABLE 25

(in thousands)	September 30, 2018	December 31, 2017	$ Change	% Change
Non-interest-bearing demand	$6,018,852	$5,720,030	$298,822	5.2%
Interest-bearing demand	9,519,704	9,571,038	(51,334)	(0.5)
Savings	2,513,679	2,488,178	25,501	1.0
Certificates and other time deposits	5,447,751	4,620,479	827,272	17.9
Total deposits	$23,499,986	$22,399,725	$1,100,261	4.9%
Total deposits increased from December 31, 2017, primarily as a result of growth in non-interest-bearing demand balances and certificates and other time deposits. The growth reflects heightened deposit-gathering efforts focused on attracting new customer relationships through targeted promotional interest rates on 13-month, 19-month and 25-month certificates of deposit, combined with deepening relationships with existing customers through internal lead generation efforts. Relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings), also increased in total over this period. Generating growth in these deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.

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
As of September 30, 2018, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization. Our management believes that, as of September 30, 2018 and December 31, 2017, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

Following are the capital amounts and related ratios as of September 30, 2018 and December 31, 2017 for FNB and FNBPA:
TABLE 26

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2018
F.N.B. Corporation
Total capital	$2,813,920	11.5%	$2,456,625	10.0%	$2,425,917	9.9%
Tier 1 capital	2,337,416	9.5	1,965,300	8.0	1,934,592	7.9
Common equity tier 1	2,230,534	9.1	1,596,806	6.5	1,566,099	6.4
Leverage	2,337,416	7.8	1,507,943	5.0	1,206,354	4.0
Risk-weighted assets	24,566,253
FNBPA
Total capital	2,666,288	10.9%	2,458,411	10.0%	2,427,681	9.9%
Tier 1 capital	2,485,996	10.1	1,966,729	8.0	1,935,999	7.9
Common equity tier 1	2,405,996	9.8	1,597,967	6.5	1,567,237	6.4
Leverage	2,485,996	8.3	1,501,877	5.0	1,201,502	4.0
Risk-weighted assets	24,584,112
As of December 31, 2017
F.N.B. Corporation
Total capital	$2,666,272	11.4%	$2,340,362	10.0%	$2,164,835	9.3%
Tier 1 capital	2,184,571	9.3	1,872,290	8.0	1,696,763	7.3
Common equity tier 1	2,077,689	8.9	1,521,235	6.5	1,345,708	5.8
Leverage	2,184,571	7.6	1,440,797	5.0	1,152,638	4.0
Risk-weighted assets	23,403,622
FNBPA
Total capital	2,504,191	10.7%	2,332,593	10.0%	2,157,649	9.3%
Tier 1 capital	2,332,892	10.0	1,866,075	8.0	1,691,130	7.3
Common equity tier 1	2,252,892	9.7	1,516,186	6.5	1,341,241	5.8
Leverage	2,332,892	8.1	1,432,604	5.0	1,146,084	4.0
Risk-weighted assets	23,325,934
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years.  One significant management strategy resulted in the sale of 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC in exchange for cash consideration of $142 million. This transaction closed on August 31, 2018 and was the primary driver of the parent’s cash position increasing by $105.0 million from $165.7 million at December 31, 2017 to $270.7 million at September 30, 2018. This transaction accomplished several strategic objectives, including offering additional liquidity. Other potential strategies that management employs include strong earnings, increasing earnings retention rate and capital actions.
Management believes our cash levels are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and MCH. The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand and was impacted by the sale of Regency and the YDKN acquisition.
The LCR and MCH ratios are presented in the following table:
TABLE 27

(dollars in thousands)	September 30, 2018	December 31, 2017	Internal limit
Liquidity coverage ratio	2.3 times	1.8 times	> 1 time
Months of cash on hand	16.5 months	10.2 months	> 12 months
The sale of Regency has resulted in MCH and LCR ratios that are in compliance with our Policy. The MCH ratio had fallen below our internal limit due to the YDKN acquisition in March 2017, as YDKN did not manage to a similar ratio and held only a minimal amount of cash on hand at their holding company.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $23.5 billion at September 30, 2018, an increase of $1.1 billion, or 6.6% annualized from December 31, 2017. Total non-interest demand deposit accounts grew by $298.8 million, or 7.0% annualized, and savings accounts grew by $25.5 million, or 1.4% annualized. Growth in time deposits was $827.3 million, or 23.9% annualized. These increases were offset by slightly lower business demand deposit and interest checking balances which decreased $51.3 million, or 0.7% annualized.

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
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 28

(dollars in thousands)	September 30, 2018	December 31, 2017
Unused wholesale credit availability	$9,874,088	$8,189,379
Unused wholesale credit availability as a % of FNBPA assets	30.3%	26.3%
Salable unpledged government and agency securities	$2,276,869	$2,231,812
Salable unpledged government and agency securities as a % of FNBPA assets	7.0%	7.2%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2018 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (8.3)% and (5.8)% as of September 30, 2018 and December 31, 2017, respectively. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 29

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$504,319	$912,331	$1,191,771	$2,346,922	$4,955,343
Investments	123,496	167,400	223,591	448,840	963,327
	627,815	1,079,731	1,415,362	2,795,762	5,918,670
Liabilities
Non-maturity deposits	179,434	358,869	538,306	1,076,614	2,153,223
Time deposits	1,013,905	581,978	747,436	1,226,265	3,569,584
Borrowings	2,655,204	16,270	173,897	46,480	2,891,851
	3,848,543	957,117	1,459,639	2,349,359	8,614,658
Period Gap (Assets - Liabilities)	$(3,220,728)	$122,614	$(44,277)	$446,403	$(2,695,988)
Cumulative Gap	$(3,220,728)	$(3,098,114)	$(3,142,391)	$(2,695,988)
Cumulative Gap to Total Assets	(9.9)%	(9.5)%	(9.6)%	(8.3)%
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
The following repricing gap analysis as of September 30, 2018 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 30

(dollars in thousands)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$9,696,914	$745,691	$787,623	$1,526,153	$12,756,381
Investments	128,754	179,471	372,089	438,351	1,118,665
	9,825,668	925,162	1,159,712	1,964,504	13,875,046
Liabilities
Non-maturity deposits	6,148,871	—	—	—	6,148,871
Time deposits	1,112,582	581,539	745,468	1,221,796	3,661,385
Borrowings	3,117,588	642,150	157,966	14,620	3,932,324
	10,379,041	1,223,689	903,434	1,236,416	13,742,580
Off-balance sheet	(100,000)	555,000	—	—	455,000
Period Gap (assets – liabilities + off-balance sheet)	$(653,373)	$256,473	$256,278	$728,088	$587,466
Cumulative Gap	$(653,373)	$(396,900)	$(140,622)	$587,466
Cumulative Gap to Assets	(2.3)%	(1.4)%	(0.5)%	2.1%
The twelve-month cumulative repricing gap to total assets was 2.1% and 3.0% as of September 30, 2018 and December 31, 2017, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease. The slight change in the cumulative repricing gap at September 30, 2018 compared to December 31, 2017, is primarily related to growth and changes in the mix of loans, deposits and borrowings. The growth in the CD portfolio was offset with the increased cash flow of the indirect portfolio, the increased repricing of adjustable loans and the funding of long term FHLB advances.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of September 30, 2018. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 31

	September 30, 2018	December 31, 2017	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.3%	3.0%	n/a
+ 200 basis points	2.3%	2.3%	(5.0)%
+ 100 basis points	1.3%	1.3%	(5.0)%
- 100 basis points	(3.2)%	(3.9)%	(5.0)%
Economic value of equity:
+ 300 basis points	8.3%	(5.9)%	(25.0)%
+ 200 basis points	5.7%	(3.7)%	(15.0)%
+ 100 basis points	2.4%	(1.2)%	(10.0)%
- 100 basis points	0.5%	(2.6)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +300 basis point Rate Ramp increases net interest income (12 months) by 2.4% at September 30, 2018 and 2.0% at December 31, 2017.
Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 57.0% and 56.6% of total loans as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, 79.2% of these loans, or 45.1% of total loans, are tied to the Prime or one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of September 30, 2018, the commercial swaps totaled $2.7 billion of notional principal, with $610.8 million in notional swap principal originated during the first nine months of 2018. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 9 in this Report.
We desired to remain modestly asset-sensitive during the first nine months of 2018. A number of management actions and market occurrences resulted in the slight increase in the asset sensitivity of our interest rate risk position during the period. The increase was primarily due to management's actions with the timing of funding loan and investment growth, as well as successful efforts to extend maturities in certificate of deposit activity and continued strong commercial loan interest rate swap activity.

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
The Board of Directors adopted a risk appetite statement that defines acceptable risk levels or risk limits under which we seek to operate in order to optimize returns, while managing risk. As such, the board monitors a host of risk metrics from both business and operational units, as well as by risk category, to provide insight into how our performance aligns with our risk appetite. The risk appetite dashboard is reviewed periodically by the Board of Directors and senior management to ensure performance alignment with our risk appetite, and where appropriate, makes adjustments to applicable business strategies and tactics where risks approach our desired risk tolerance limits.
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
TABLE 32
Operating Net Income Available to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income available to common stockholders	$98,753	$75,683	$266,701	$169,048
Merger-related expense	—	1,381	—	55,459
Tax benefit of merger-related expense	—	(483)	—	(18,481)
Merger-related net securities gains	—	—	—	(2,609)
Tax expense of merger-related net securities gains	—	—	—	913
Discretionary 401(k) contribution	—	—	874	—
Tax benefit of discretionary 401(k) contribution	—	—	(184)	—
Gain on sale of subsidiary	(5,135)	—	(5,135)	—
Tax expense of gain on sale of subsidiary	1,078	—	1,078	—
Branch consolidation costs	—	—	6,616	—
Tax benefit of branch consolidation costs	—	—	(1,389)	—
Operating net income available to common stockholders (non-GAAP)	$94,696	$76,581	$268,561	$204,330
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe charges such as merger expenses, branch consolidation costs and special one-time employee 401(k) contributions related to tax reform are not organic costs to run our operations and facilities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branch without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of a business are not organic to our operations.

TABLE 33
Operating Earnings per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income per diluted common share	$0.30	$0.23	$0.82	$0.57
Merger-related expense	—	0.01	—	0.19
Tax benefit of merger-related expense	—	—	—	(0.06)
Merger-related net securities gains	—	—	—	(0.01)
Tax expense of merger-related net securities gains	—	—	—	—
Discretionary 401(k) contribution	—	—	—	—
Tax benefit of discretionary 401(k) contribution	—	—	—	—
Gain on sale of subsidiary	(0.02)	—	(0.02)	—
Tax expense of gain on sale of subsidiary	0.01	—	0.01	—
Branch consolidation costs	—	—	0.02	—
Tax benefit of branch consolidation costs	—	—	(0.01)	—
Operating earnings per diluted common share (non-GAAP)	$0.29	$0.24	$0.82	$0.69
TABLE 34
Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income available to common stockholders (annualized)	$391,790	$300,266	$356,579	$226,017
Amortization of intangibles, net of tax (annualized)	11,926	12,392	12,499	11,051
Tangible net income available to common stockholders (annualized) (non-GAAP)	$403,716	$312,658	$369,078	$237,068
Average total stockholders’ equity	$4,516,008	$4,426,980	$4,469,577	$3,945,621
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,332,926)	(2,344,077)	(2,336,627)	(2,028,377)
Average tangible common equity (non-GAAP)	$2,076,200	$1,976,021	$2,026,068	$1,810,362
Return on average tangible common equity (non-GAAP)	19.44%	15.82%	18.22%	13.10%
 (1) Excludes loan servicing rights.

TABLE 35
Return on Average Tangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Net income (annualized)	$399,766	$308,237	$364,640	$234,078
Amortization of intangibles, net of tax (annualized)	11,926	12,392	12,499	11,051
Tangible net income (annualized) (non-GAAP)	$411,692	$320,629	$377,139	$245,129
Average total assets	$32,402,803	$30,910,664	$31,951,681	$28,470,888
Less: Average intangibles (1)	(2,332,926)	(2,344,077)	(2,336,627)	(2,028,377)
Average tangible assets (non-GAAP)	$30,069,877	$28,566,587	$29,615,054	$26,442,511
Return on average tangible assets (non-GAAP)	1.37%	1.12%	1.27%	0.93%
(1) Excludes loan servicing rights.
TABLE 36
Tangible Book Value per Common Share

	Three Months Ended September 30,
(in thousands, except per share data)	2018	2017
Total stockholders’ equity	$4,524,864	$4,435,921
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,329,830)	(2,351,707)
Tangible common equity (non-GAAP)	$2,088,152	$1,977,332
Ending common shares outstanding	324,275,186	323,301,548
Tangible book value per common share (non-GAAP)	$6.44	$6.12
 (1) Excludes loan servicing rights.
TABLE 37
Tangible equity to tangible assets (period-end)

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Total stockholders' equity	$4,524,864	$4,435,921
Less: Intangibles(1)	(2,329,830)	(2,351,707)
Tangible equity (non-GAAP)	$2,195,034	$2,084,214
Total assets	$32,617,595	$31,123,295
Less: Intangibles(1)	(2,329,830)	(2,351,707)
Tangible assets (non-GAAP)	$30,287,765	$28,771,588
Tangible equity / tangible assets (period-end) (non-GAAP)	7.25%	7.24%
(1) Excludes loan servicing rights.

TABLE 38
Tangible common equity / tangible assets (period-end)

	Three Months Ended September 30,
(dollars in thousands)	2018	2017
Total stockholders' equity	$4,524,864	$4,435,921
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,329,830)	(2,351,707)
Tangible common equity (non-GAAP)	$2,088,152	$1,977,332
Total assets	$32,617,595	$31,123,295
Less: Intangibles(1)	(2,329,830)	(2,351,707)
Tangible assets (non-GAAP)	$30,287,765	$28,771,588
Tangible common equity / tangible assets (period-end) (non-GAAP)	6.89%	6.87%
 (1) Excludes loan servicing rights.
TABLE 39
Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2018	2017	2018	2017
Non-interest expense	$170,729	$163,743	$524,825	$515,012
Less: Amortization of intangibles	(3,805)	(4,805)	(11,834)	(12,716)
Less: OREO expense	(1,492)	(1,421)	(5,092)	(3,412)
Less: Merger-related expense	—	(1,381)	—	(55,459)
Less: Discretionary 401(k) contribution	—	—	(874)	—
Less: Branch consolidation costs	—	—	(2,939)	—
Adjusted non-interest expense	$165,432	$156,136	$504,086	$443,425
Net interest income	$234,787	$225,231	$700,247	$616,398
Taxable equivalent adjustment	3,400	5,173	9,823	13,169
Non-interest income	74,834	66,151	207,226	187,345
Less: Net securities gains	—	(2,777)	(31)	(5,895)
Less: Gain on sale of subsidiary	(5,135)	—	(5,135)	—
Less: Branch consolidation costs	—	—	3,677	—
Adjusted net interest income (FTE) + non-interest income	$307,886	$293,778	$915,807	$811,017
Efficiency ratio (FTE) (non-GAAP)	53.73%	53.15%	55.04%	54.68%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2018, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 10 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.

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

101
The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	November 7, 2018	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2018	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 7, 2018	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)