Form 10-K
period 2018-12-31
FNB CORP/PA/
filed 2019-02-26
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2018, determined using a per share closing price on that date of $13.42, as quoted on the New York Stock Exchange, was $4,249,166,897.
As of January 31, 2019, the registrant had outstanding 324,493,346 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 15, 2019 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2019.

Glossary of Acronyms and Terms

ADC	Acquisition, development or construction

AFS	Available for sale

ALCO	Asset/Liability Committee

ANNB	Annapolis Bancorp, Inc.

AOCI	Accumulated other comprehensive income

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

BOLI	Bank owned life insurance

Basel III	Basel III Capital Rules

BCSB	BCSB Bancorp, Inc.

BHC Act	Bank Holding Company Act of 1956, as amended

CECL	Current expected credit losses

CET1	Common equity tier 1

CFPB	Consumer Financial Protection Bureau

CPP	Capital Purchase Program

CRA	Community Reinvestment Act of 1977

DIF	Deposit Insurance Fund

Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

DOJ	U.S. Department of Justice

DTA	Deferred tax asset

DTL	Deferred tax liability

Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act

EVE	Economic value of equity

ERISA	Employee Retirement Income Security Act of 1974

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991

FHLB	Federal Home Loan Bank

FICO	Fair Isaac Corporation

Fifth Third	Fifth Third Bank

FINRA	Financial Industry Regulatory Authority

FNB	F.N.B. Corporation

FNBIA	F.N.B. Investment Advisors, Inc.

FNBPA	First National Bank of Pennsylvania

FNIA	First National Insurance Agency, LLC

FNTC	First National Trust Company

FOMC	Federal Open Market Committee

FRB	Board of Governors of the Federal Reserve System

FSOC	Financial Stability Oversight Council

FTE	Fully taxable equivalent

FVO	Fair value option

GAAP	U.S. generally accepted accounting principles

GLB Act	Gramm-Leach Bliley Act of 1999

GSE	Government-sponsored entity

HTM	Held to maturity

HUD	Department of Housing and Urban Development

HVCRE	High volatility commercial real estate

IRLC	Interest rate lock commitments

LCR	Liquidity Coverage Ratio

LIBOR	London Inter-bank Offered Rate

LIHTC	Low income housing tax credit

LTV	Loan-to-value

MCH	Months of Cash on Hand

METR	Metro Bancorp, Inc.

MD&A	Management's Discussion and Analysis

MSA	Mortgage servicing asset

MSR	Mortgage servicing rights

NYSE	New York Stock Exchange

OBA	OBA Financial Services, Inc.

OCC	Office of the Comptroller of the Currency

OREO	Other real estate owned

OTTI	Other-than-temporary impairment

Penn-Ohio	Penn-Ohio Life Insurance Company

QM	Qualified mortgage

Regency	Regency Finance Company

RESPA	Real Estate Settlement Procedures Act

SAB	Staff Accounting Bulletin

SBA	Small Business Administration

SEC	Securities and Exchange Commission

SOX	Sarbanes-Oxley Act of 2002

TCJA	Tax Cuts and Jobs Act of 2017

TDR	Troubled debt restructuring

TILA	Truth in Lending Act

TPS	Trust preferred securities

UST	U.S. Department of the Treasury

YDKN	Yadkin Financial Corporation

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
Overview
We are a financial holding company under the Gramm-Leach-Bliley Act of 1999. We were formed in 1974 as a bank holding company and are headquartered in Pittsburgh, Pennsylvania. With our subsidiaries, we have been in business since 1864. We completed a redomestication from the State of Florida to the Commonwealth of Pennsylvania on August 30, 2016. The redomestication was effected pursuant to a plan of conversion approved by our Board of Directors and stockholders. As a result of the redomestication, we are organized under and subject to Pennsylvania law, and remain the same entity that existed before the redomestication, with the same legal existence without interruption, and are deemed to have commenced our existence as of the time we were incorporated under Florida law in 2001. We were originally incorporated in 1974 in Pennsylvania and reincorporated in Florida in 2001 after experiencing substantial growth of our business and operations in Florida in prior years. In 2004, we spun-off our Florida operations in a newly formed public company and refocused on growing our markets in Pennsylvania. Since that time, the majority of our assets, operations and employees have been located in Pennsylvania.
The redomestication did not cause any change in the business, physical location, management, assets, debts or liabilities of FNB. All individuals who served as directors, officers and employees of FNB prior to the redomestication continued to serve in those capacities after the redomestication. Except for the change in the state law governing our legal existence, the redomestication did not affect our common stock or Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E shares or the trading of those securities on the NYSE under the symbols “FNB” and “FNBPrE,” respectively.
As a diversified financial services holding company, FNB, through our subsidiaries, provides a full range of financial services, principally to consumers, corporations, governments and small- to medium-sized businesses in our market areas through our subsidiary network, which is led by our largest subsidiary, FNBPA. Our business strategy focuses primarily on providing quality, consumer- and commercial-based financial services adapted to the needs of each of the markets we serve. We seek to maintain our community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. We seek to preserve some decision making at a local level, however, we have centralized legal, loan review, credit underwriting, accounting, investment, audit, loan operations, deposit operations and data processing functions. The centralization of these processes enables us to maintain consistent quality of these functions and to achieve certain economies of scale.
As of December 31, 2018, we have three reportable business segments: Community Banking, Wealth Management and Insurance. As of December 31, 2018, we have 396 Community Banking offices in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina.

As of December 31, 2018, we had total assets of $33.1 billion, loans of $22.2 billion and deposits of $23.5 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

Significant Business Combinations
We seek to grow through a combination of organic growth and acquisitions. A summary of the acquisitions, exclusive of branch and insurance acquisitions, completed during the past five years is summarized below:

Acquired Entity	Acquired Bank	Year	Fair Value of Assets Acquired
(dollars in millions)
Yadkin Financial Corporation	Yadkin Bank	2017	$6,780
Metro Bancorp, Inc.	Metro Bank	2016	2,784
OBA Financial Services, Inc.	OBA Bank	2014	390
BCSB Bancorp, Inc.	Baltimore County Savings Bank	2014	596
For more detailed information concerning acquisitions, see Note 3, “Mergers and Acquisitions” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Recent Developments
Regency Finance Corporation
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
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 23, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2018, FNB had three business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third-party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2018, our Community Banking segment operated in seven states and the District of Columbia. Our branch network spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
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
Our Wealth Management operations are conducted through three subsidiaries of FNBPA. FNTC provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2018, the fair value of trust assets under management was approximately $5.1 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
Our Wealth Management segment also includes two other subsidiaries. First National Investment Services Company, LLC offers a broad array of investment products and services for customers of Wealth Management through a networking relationship with a third-party licensed brokerage firm. FNBIA, an investment advisor registered with the SEC, offers customers of Wealth Management comprehensive investment programs featuring mutual funds, annuities, stocks and bonds.
No material portion of the business of Wealth Management has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Wealth Management would not have a material adverse effect on the Wealth Management segment or on FNB.
Insurance
Our Insurance segment operates principally through FNIA, which is a subsidiary of FNB. FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within FNB’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels.
Our Insurance segment also includes a reinsurance subsidiary, Penn-Ohio. Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by FNB’s lending subsidiaries. Additionally, FNBPA owns a direct subsidiary, First National Corporation, which offers title insurance products.
No material portion of the business of Insurance has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Insurance would not have a material adverse effect on the Insurance segment or on FNB.
Other
We also operate other non-banking subsidiaries which are not to be considered reportable segments of FNB. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC ceased financing new portfolio companies in July 2013. FNBCC has a 21.5% funding commitment in Tecum Capital Partners, L.P. (formerly known as F.N.B. Capital Partners, L.P.) (Tecum), a Small Business Investment Company licensed by the U.S. Small Business Administration. Tecum is not an affiliate or a subsidiary of FNB. We have six companies that issued TPS to third-party investors: F.N.B. Statutory Trust II, Omega Financial Capital Trust I, Yadkin Valley Statutory Trust I, FNB Financial Services Capital Trust I, American Community Capital Trust II and Crescent Financial Capital Trust I, the last four of which were acquired in conjunction with the YDKN acquisition. FNB Financial Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, the company established to issue, administer and repay the subordinated notes. The proceeds received from the subordinated notes issuances are a general funding source for FNB. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 23, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
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
Underwriting
Commercial Loans
Our commercial loan policy requires, among other things, that all commercial loans be underwritten to document the borrower’s financial capacity to support the cash flow required to repay the loan. The commercial loan policy also contains additional guidelines and requirements applicable to specific loan products or lines of business. We have developed a proprietary underwriting system for all corporate business loan relationships and utilize a third-party solution for small business loan relationships, with both platforms supporting consistency in underwriting across the entire footprint and credit decisions to be made at the local and regional level in accordance with approval policies. As part of this underwriting, we require clear and concise documentation of the borrower’s ability to repay the loan based on current financial statements and/or tax returns, plus pro-forma financial statements, as appropriate. Specific guidelines for loan terms and conditions are outlined in our Credit Policy. The guidelines also detail the collateral requirements for various loan types. It is our general practice to obtain personal guarantees, supported by current personal financial statements and/or tax returns, to reduce the credit risk, as appropriate.
For loans secured by commercial real estate, we obtain current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. Our general policy for commercial real estate loans is to limit the terms of the loans to not more than 20 years and to have loan-to-value ratios not exceeding 80% on owner-occupied and income producing properties, while land and development-secured projects have more stringent LTV requirements of 65% and 75%, respectively. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms, and in many instances, these loans mature within 5 years. As it relates to non-real estate secured loans, our Credit Policy dictates similar guidelines for maximum terms and acceptable advance rates for loans that are not secured by real estate.
Consumer Loans
Our revolving home equity lines of credit are variable rate loans underwritten based on fully indexed rates. For home equity loans, our policy is to generally require an LTV ratio not in excess of 85% and FICO scores of not less than 660. In certain circumstances, we will extend credit to borrowers with an LTV ratio over 85% on a limited and closely monitored basis. Our underwriters evaluate a borrower’s debt service capacity on all line of credit applications by utilizing an interest shock rate of 3% over the prevailing variable interest rate at origination. The borrower’s debt-to-income ratio must remain within our guidelines under the shock rate repayment formula. FNB tightly limits the origination of non-QM loans (see discussion under the caption “Consumer Protection Statutes and Regulations”).
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
Our consumer loan policies and procedures require prospective borrowers to provide appropriate and accurate financial information that will enable our loan underwriting personnel to make sound credit decisions. Specific information requirements vary based on loan type, risk profile and secondary investor requirements where applicable. FNB typically requires that we obtain evidence of capacity to repay as well as an independent credit report, both of which help assess the prospective borrower’s willingness and ability to repay the debt. If any information submitted by the prospective borrower raises reasonable doubts with respect to the willingness and ability of the borrower to repay the loan, FNB denies the credit.
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

Our loan policy requires full independent appraisals of residential real estate collateral values on residential mortgage applications of $250,000 and greater. We may use algorithm-based valuation models for residential mortgages under $250,000. We recognize the limitations as well as the benefits of these valuation products. FNB’s policy is to be conservative in their use but fluid and flexible in interpreting reasonable collateral values when obtained.
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
Employees
As of January 31, 2019, FNB and our subsidiaries had 3,880 full-time and 540 part-time employees. Our management considers our relationship with our employees to be satisfactory.
Government Supervision and Regulation
The following summary sets forth certain material elements of the regulatory framework applicable to FNB, FNBPA and our subsidiaries and affiliates. The financial services industry is subject to extensive regulatory oversight and, in particular, bank holding companies, banks and their affiliates (depending upon charter and business activities) are subject to supervision, regulation and examination by the FRB, OCC, FDIC, CFPB, SEC, FINRA and various state regulatory agencies. The statutory and regulatory framework that governs FNB and its affiliates is generally intended to protect depositors and customers, the federal insurance fund, the U.S. banking and financial system, and financial markets as a whole; however, this framework is not specifically for the protection of security holders. Significant elements of the laws and regulations applicable to FNB and our affiliates are described in this section. To the extent that the following information describes statutory and regulatory provisions or governmental policies, such descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies referenced herein. In addition, certain of FNB’s public disclosure, internal control environment, risk and capital management and corporate governance principles are subject to SOX, the Dodd-Frank Act, as modified by the Economic Growth Act, and related regulations and rules of the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Also, FNB is subject to the rules of the NYSE for listed companies.
Political, economic, industry events and other factors typically result in the banking laws, regulations and policies to be continually subject to review by Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance, which sometimes materially changes regulatory expectations. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business or organization.
Both the scope of the laws and regulations, as well as expectations regarding risk management, and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also significantly increased across the banking and financial services sector. Many of these changes have occurred as a result of the Dodd-Frank Act and its implementing regulations, most of which are now in place.
On May 24, 2018, President Donald Trump signed into law the Economic Growth Act, which repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act raises the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the FRB to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the FRB, the OCC and the FDIC issued a joint interagency statement regarding the impact of the Economic Growth Act. As a result of this statement and the Economic Growth Act, FNB and FNBPA are no longer subject to Dodd-Frank Act stress testing requirements, however we will continue to perform capital stress testing consistent with the safety and soundness expectations of our banking regulators. On December 18, 2018, the OCC published a notice of proposed rulemaking to amend the OCC’s stress testing rule and revise the stress testing asset threshold.
The Economic Growth Act also enacted several important changes in some technical compliance areas, for which the banking agencies issued certain corresponding proposed and interim final rules, including:

•	Prohibiting federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC loans, and clarifying ADC status;

•
Requiring the federal banking agencies to amend the LCR Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets, making them more attractive investment alternatives;

•	Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and

•
Directing the CFPB to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes. (See discussion under Risk Factors - caption “We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry”).

GENERAL
FNB is a legal entity separate and distinct from our subsidiaries. As a financial holding company and a bank holding company, FNB is regulated under the BHC, as amended, and is subject to regulation, inspection, examination and supervision by the FRB.
Under the BHC Act, FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, meaning its subsidiary broker-dealers, investment managers, investment advisory companies, insurance companies and banks, as applicable, are subject to the jurisdiction of various federal and state “functional” regulators and self-regulatory organizations, such as FINRA.
Our subsidiary bank, FNBPA, and FNBPA’s subsidiary trust company, FNTC, are organized as national banking associations, which are subject to regulation, supervision and examination by the OCC, which is a bureau of the UST. FNBPA is also subject to certain regulatory requirements of the CFPB, the FDIC, the FRB and other federal and state regulatory agencies, including but not limited to requirements to maintain reserves against deposits, capital requirements, limitations regarding dividends, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, affiliate transactions, CRA, consumer compliance and anti-discrimination laws and unfair, deceptive or abusive acts and practices prohibitions, monitoring obligations under the federal bank secrecy act and anti-money laundering requirements, limitations on the types of investments that may be made, cyber security and consumer privacy requirements, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, FNB and our subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of FNB and our ability to make distributions to our stockholders. If we fail to comply with these or other applicable laws and regulations, we may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.
Pursuant to the GLB Act, bank holding companies such as FNB that have qualified as financial holding companies because they are “well-capitalized” and “well managed” have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing and market-making; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature, incidental thereto or complementary to a financial activity. As a result of the GLB Act, a bank holding company may engage in those activities directly or through subsidiaries by qualifying as a “financial holding company.” As a financial holding company, FNB may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the FNB continues such status and gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC (see discussion under the caption, “Financial Holding Company Status and Activities”).
As a regulated financial holding company, FNB’s relationships and good standing with our regulators are of fundamental importance to the continuation and growth of our businesses. The FRB, OCC, FDIC, CFPB and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of FNB or our subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, FNB, FNBPA, FNTC and other affiliates are subject to examination by the various federal and state regulators, which involves periodic examinations and supervisory inquiries, the reports of which are not publicly available and can affect ratings that can impact the conduct and growth of our businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity, consumer compliance, anti-discrimination laws, unfair, deceptive or abusive acts and practices prohibitions, community reinvestment, cyber security and consumer privacy requirements, and various other factors. The federal banking interagency Guidelines for Establishing Standards for Safety and Soundness set forth compliance considerations and guidance with respect to the following operations of banking organizations: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) executive compensation, fees and benefits; (8) asset quality; and (9) earnings. Significant adverse findings reporting safety and soundness or violations of laws or regulations by any of FNB’s federal bank regulators could potentially result in the imposition of significant fines, penalties, reimbursements, enforcement actions as well as limitations and prohibitions on the activities and growth of FNB and our subsidiaries.
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
The Dodd-Frank Act continues to have a broad impact on the financial services industry by imposing significant regulatory and compliance requirements including, among other things:

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

In addition, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system that is enforced by new and existing federal regulatory agencies and authorities, including the FSOC, FRB, OCC, FDIC and CFPB. The following description briefly summarizes certain impacts of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of FNB, FNBPA, and our subsidiaries and affiliates.
Deposit Insurance.  The Dodd-Frank Act established a $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act requires a phase-in of the minimum designated reserve ratio for the DIF, increasing it from 1.15% to 1.35% of the estimated amount of total insured deposits which was achieved as of the third quarter of 2018. FDIC regulations provide that, among other things, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease. In addition, the Dodd-Frank Act eliminated the requirement of the FDIC to pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the target designated reserve ratio at 2%. Through September 30, 2018, the FDIC collected a 4.5 basis point annualized premium surcharge assessed on assets over $10 billion of each institution assessment base. In 2018, the premium surcharge resulted in an additional expense of $6.6 million. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2%.
In addition, TCJA, which was signed into law on December 22, 2017, disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as FNBPA, the premium deduction is phased-out based on the proportion of the bank’s assets exceeding $10 billion.
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
In addition, in August 2017 the OCC published a notice and request for comment on whether certain aspects of the Volcker Rule should be revised to better accomplish the purposes of the Dodd-Frank Act while decreasing the compliance burden on banking organizations and fostering economic growth. The request for comment invited input on ways in which to tailor the Volcker Rule’s requirements and clarify key provisions that define prohibited and permissible activities, as well as input on how the federal regulatory agencies could implement the existing Rule more effectively without revising the Volcker Implementing Rules. Specifically, the OCC requested comments on the scope of entities subject to the Volcker Rule, the proprietary trading prohibition, the covered funds prohibition, and the compliance program and metrics reporting requirements. On July 17, 2018, the OCC, FRB, FDIC, SEC and the Commodity Futures Trading Commission published a joint notice of proposed rulemaking designed to simplify and tailor compliance requirements relating to the Volcker Rule. The proposed changes are intended to streamline the rule by eliminating or modifying requirements that are not necessary to effectively implement the statute, while maintaining the core principles of the Volcker Rule, as well as the safety and soundness of banking entities. Specifically, the proposal requested comment on narrowing the definition of what is a covered fund that a bank cannot sponsor or invest in, and broadening the “Super 23A” exemptions to match those in the FRB’s Regulation W. We cannot assure you as to whether and to what extent the proposed regulations that would simplify compliance with the Volcker Rule will be adopted. If adopted, the regulations may affect us in the future by reducing some of our compliance costs, and expanding opportunities, but we may experience some transition costs in developing and implementing changes in conformance with the rules once finalized.
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

The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products and services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general will have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and against, with respect to certain non-preempted laws, national banks. Compliance with any such new regulation or other precedent established by the CFPB and/or states could reduce our revenue, increase our cost of operations and compliance, and limit, prevent, or make more costly, our ability to expand into certain products and services. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and nonbank financial institutions to enforce federal consumer financial laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators also have been increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
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
The changes resulting from the Dodd-Frank Act continue to impact our profitability, including limitations on fee income opportunities, increased compliance costs, imposition of more stringent capital, liquidity and leverage requirements upon us or otherwise adversely affect our business. We cannot predict what effect any newly implemented, presently contemplated or future changes in the laws or regulations or their interpretations may have on us.
Capital and Operational Requirements
The FRB, OCC and FDIC issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, due to its financial condition or actual or anticipated growth.
FNB, like other bank holding companies, through December 31, 2018 was required to maintain common equity tier 1, tier 1 and total capital (the sum of tier 1 and tier 2 capital) equal to at least 6.375%, 7.875% and 9.875%, respectively, of our total risk-weighted assets (including various off-balance sheet items). The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2018, our CET1, tier 1 and total capital ratios under these guidelines were 9.2%, 9.6% and 11.5%, respectively. At December 31, 2018, we had $296.5 million of capital securities and subordinated debt that qualified as tier 2 capital.
In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 4.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Our leverage ratio at December 31, 2018 was 7.9%.
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
Basel III Capital Rules
In July 2013, FNB’s and FNBPA’s primary federal regulator, the FRB, published Basel III establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including FNB and FNBPA, compared to the then-existing U.S. risk-based capital rules. Basel III defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III also addresses risk weights and other issues affecting the denominator in a banking institution’s regulatory capital ratios.
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
As fully phased in as of January 1, 2019, Basel III requires FNB and FNBPA to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total capital (that is, tier 1 plus tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of tier 1 capital to average quarterly assets (as compared to a prior minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).
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

In addition, Basel III provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under Basel III for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as FNB. Specifically, the final rule extends the current regulatory capital treatment of MSAs, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and CET1 minority interest, tier 1 minority interest, and total capital minority interest exceeding applicable minority interest limitations. Management believes that, as of December 31, 2018, FNB and FNBPA meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

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
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule will take effect April 1, 2019. The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We are currently evaluating the impact the CECL model will have on our Consolidated Financial Statements, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for credit losses as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We also expect to incur both transition costs and ongoing costs in developing and implementing the CECL methodology, and that the methodology will result in increased capital costs upon initial adoption as well as over time.

Stress Testing
As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring insured depository institutions to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and makes the requirement “periodic” rather than annual. The amendments also provide the FRB with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. Notwithstanding these amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. We will continue to monitor and stress test our capital consistent with the safety and soundness expectations of our banking regulators.
Prompt Corrective Action
FDICIA, among other things, classifies insured depository institutions into five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements, restrictions on its business and a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and in certain circumstances the appointment of a conservator or receiver. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became ”undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, the obligation under such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2018.
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
Community Reinvestment Act and Fair Lending
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to and investments in low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. In its most recent CRA examination, FNBPA received a “satisfactory” rating. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, HUD, and other regulators. Fair lending laws include the Equal Credit Opportunity Act and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the U.S. Department of Justice for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. Given recent changes in the enforcement policies and priorities of the DOJ and CFPB, the extent to which such coordination will continue to occur in the near term is uncertain. FNBPA is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.
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

Cyber Security

The federal banking agencies have adopted guidelines for establishing information security standards and cyber security programs for implementing safeguards under the supervision of a banking organization’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cyber security risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that, if these enhanced standards are implemented, the OCC will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards. The OCC, however, as part of its bank supervision operational plan has prioritized review of national bank’s information security, data protection and third-party risk management, including the extent to which national banks are positioned to assess the evolving cyber-threat environment and maintain resilient defenses against such threats.
In February 2018, the SEC announced interpretive guidance to assist public companies in preparing disclosures about cyber security risks and incidents. The guidance provides the SEC’s views about public companies’ disclosure obligations under existing law with respect to matters involving cyber security risk and incidents.  It also addresses the importance of cyber security policies and procedures and the application of disclosure controls and procedures, insider trading prohibitions, and Regulation FD and selective disclosure prohibitions in the cyber security context. FNB has reviewed and assessed the SEC guidance in connection with its business operations.
Anti-Money Laundering Initiatives and the USA PATRIOT Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA PATRIOT Act), which amended the Bank Secrecy Act of 1970, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The UST has issued a number of regulations that apply various requirements of the USA PATRIOT Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. In 2016, these regulations were amended, effective May 2018, to include express requirements regarding risk-based procedures for conducting ongoing customer due diligence. Such procedures require banks to take appropriate steps to understand the nature and purpose of customer relationships. In addition, absent an applicable exclusion, banks must identify and verify the identity of the beneficial owners of all legal entity customers at the time a new account is established. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, including criminal law enforcement, and reputational consequences for the institution.

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
Consumer Protection Statutes and Regulations
In addition to the consumer regulations promulgated by the FRB, OCC and state agencies, and the regulations that may be issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Electronic Fund Transfer Act and Home Mortgage Disclosure Act, and regulations and guidance promulgated thereunder by the CFPB and the federal banking agencies. Among other things, these acts and regulations:

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
The CFPB has implemented a series of final consumer protection and disclosure rules related to mortgage loan origination and mortgage loan servicing designed to address the Dodd-Frank Act mortgage lending protections. In particular, the CFPB issued a rule implementing the ability-to-repay and QM provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the QM Rule). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of QM are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet underwriting guidelines of U.S. GSEs, the Federal Housing Administration and the U.S. Department of Veteran Affairs may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. Additionally, regulations governing the servicing of residential mortgages have placed additional requirements on mortgage servicers that often lengthen the process for foreclosing on residential mortgages. The CFPB also adopted integrated disclosure requirements related to mortgage originations under RESPA and TILA and each statute’s implementing regulations. These disclosure requirements became effective in October 2015. The CFPB issued proposed amendments to the requirements in July 2016, which were finalized in July 2017. The CFPB also issued interpretive guidance and updated model disclosure forms in 2017.

As discussed, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an insured depository institution with total assets of more than $10 billion, FNBPA is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. We continuously evaluate the impact of the consumer rules issued by the CFPB to determine if they will have any long-term impact on our mortgage loan origination and servicing activities. Compliance with these rules will likely increase our overall regulatory compliance costs and decrease fee income opportunities. The CFPB has historically been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The federal financial regulatory agencies, including the OCC and state attorneys general, have also become increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as FNB, if the conduct or threatened conduct (including any acts or omissions) of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is in generally sound condition and does not pose a foreseeable and material risk to the DIF. The Dodd-Frank Act may have a material impact on FNB and FNBPA's operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.
Dividend Restrictions
Our primary source of funds for cash distributions to our stockholders, and funds used to pay principal and interest on our indebtedness, is dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to FNB, including requirements to maintain capital above regulatory minimums. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of its net income for the current year combined with its retained net income for the two preceding years. The OCC has the authority to prohibit the payment of dividends by a national bank on the bases that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition to dividends from FNBPA, other sources of parent company liquidity for FNB include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries.
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
Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator.
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
Incentive Compensation
Guidelines adopted by the federal banking agencies pursuant to the Federal Deposit Insurance Act prohibit excessive compensation as an unsafe and unsound practice. The federal banking agencies jointly adopted the Guidance on Sound Incentive Compensation Policies intended to ensure that banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance, which covers all employees that have the ability to expose the organization to material amounts of risk, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employee incentives that appropriately balance risk in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. Any deficiencies in the compensation practices of FNB or its subsidiaries and affiliates could lead to supervisory or enforcement action.

Section 956 of the Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as FNB, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators were required to establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The federal banking agencies proposed such regulations in April 2011 and issued a second proposed rule in June 2016. The second proposed rule would apply to all banks, among other institutions, with at least $1 billion in average total consolidated assets, for which it would go beyond the Guidance on Sound Incentive Compensation Policies discussed above to prohibit certain types and features of incentive-based compensation arrangements for senior executive officers, require incentive-based compensation arrangements to adhere to certain basic principles to avoid a presumption of encouraging inappropriate risk, require appropriate board or committee oversight, establish minimum recordkeeping and mandate disclosures to the appropriate agency. In addition, institutions with at least $50 billion in average total consolidated assets would be subject to additional compensation-related requirements and prohibitions. The prospects for continued consideration of these proposed rules by the SEC and federal banking agencies are uncertain, but implementation of any final rules is not expected in the near term. Nevertheless, incentive compensation and sales practices, particularly in connection with certain products and services that are viewed as high-risk from a supervisory perspective - such as cross-selling and overdraft services - continue to be priority issues on the examination and supervision agendas of the CFPB and the federal banking agencies.
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
FNBIA also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor (DOL) under the Employee Retirement Income Security Act of 1974, among others. The principal purpose of these regulations is the protection of clients and ERISA plan and individual retirement account assets and beneficiaries, rather than the protection of stockholders and creditors. Significantly, in June 2018, the U.S. Fifth Circuit Court of Appeals issued a mandate vacating the DOL's "fiduciary rule" and related prohibited transaction exemptions. As a result, although FNBPA may have taken certain measures to comply with the rule on a transitional basis, FNBPA's securities brokerage and investment advisory service and activities will no longer be affected.

Separately, in April 2018, pursuant to the study conducted by the SEC that was required by the Dodd-Frank Act, the SEC proposed Regulation Best Interest, which, among other things, requires a broker-dealer to act in the best interest of a retail consumer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. We anticipate the adoption of any new rule by the SEC will require us to review and possibly modify our compliance activities, which may lead to additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures.
Standards for Safety and Soundness

The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness (the Guidelines). The Guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the Guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) compensation, fees and benefits; (8) asset quality; and (9) earnings. Rather than providing specific rules, the Guidelines set forth basic compliance considerations and guidance with respect to a depository institution. Failure to meet the standards in the Guidelines, however, could result in a request by the OCC to one of the nationally chartered banks to provide a written compliance plan to demonstrate its efforts to come into compliance with such Guidelines. Failure to provide a plan or to implement a provided plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance.
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
In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the FRB, it is difficult to predict the impact of possible future changes in interest rates, deposit levels and loan demand, or their effect on our business and earnings or on the financial condition of our various customers (see discussion under Risk Factors - caption “We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry”).
Tax Cuts and Jobs Act of 2017
The TCJA includes a number of provisions that impact FNB, including the following:
Tax Rate. The TCJA replaced the corporate tax rate of 35% applicable under prior law with a reduced 21% statutory tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it decreased the value of our then-existing DTAs. The effect of remeasuring deferred tax assets due to the reduction in the tax rate was a significant item impacting earnings but is generally not expected to have a substantial adverse impact on our core earnings or capital over the long term.
FDIC Insurance Premiums. As discussed above, the TCJA prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. As a result, FNBPA’s ability to deduct its FDIC premiums is now limited.
Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The TCJA eliminated certain exceptions applicable under prior law for performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees is now limited.
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
The foregoing description of the impact of the TCJA on us should be read in conjunction with our Notes to Consolidated Financial Statements, which is included in Item 8 of this report.

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
Generally, commercial loans and leases present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of its business and income stream. In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral. These types of loans, however, have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial and industrial products. At December 31, 2018, commercial loans and leases comprised 62.1% of our loan portfolio and consumer loans comprised 37.9% of our loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report.

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

•
Our ability to originate and resell mortgage loans readily is dependent upon the availability of an active secondary market. GSEs - FHLB, Fannie Mae, Freddie Mac and Ginnie Mae -- account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our mortgage banking business. In September 2008, the GSEs were placed into conservatorship by the U.S. government. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. Additionally, there are various proposals to reform the role of the GSEs in the U.S. housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs are uncertain.

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
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Liquidity is needed to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity risk is the potential that we will be unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Our preferred sources for funding are deposits and customer repurchase agreements, which are a low cost and stable sources of funding for us. We compete with commercial banks, savings banks and credit unions, as well as non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies, for deposits and customer repurchase agreements. If we are unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund our loan growth and liquidity objectives, we may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements or cause us to source funds from third-party providers which may be higher cost funding.
Secondary sources of liquidity include principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations; Federal Home Loan Bank advances and subordinated notes issued through one of our subsidiaries, which are fully and unconditionally guaranteed by us.
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
There is no precise method of predicting loan losses. We can give no assurance that our allowance for credit losses will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on our financial condition and results of operations. We attempt to maintain an appropriate allowance for credit losses to provide for estimated losses inherent in our loan portfolio as of the corresponding reporting date based on various assumptions and judgments about the collectability of the loan portfolio. We regularly determine the amount of our allowance for credit losses based upon consideration of several quantitative and qualitative factors including, but not limited to, the following:

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

•
such changes may decrease the demand for interest rate-based products or services, including bank loans and deposit products and the subordinated notes offered by our subsidiary, FNB Financial Services, LP;

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
Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect revenue, expenses, and the value of those financial instruments

In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC), a committee of U.S. financial market participants, has proposed the Secured Overnight Financing Rate (SOFR) as the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have a significant number of obligations, loans, deposits, derivatives, and other financial instrument contracts that are indexed to LIBOR and are actively monitoring this activity and evaluating the related risks.  The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•
adversely affect the interest rates paid or received on, and the revenue and expenses associate with, our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•
adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and

•
require the transition to, or development of, appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The impact of this transition, as well as the effect of these developments on our funding costs, loan and investment securities portfolios, asset-liability management, and business, is uncertain.
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
Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in our systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of FNB’s and our subsidiaries’ noncompliance with contractual and other obligations. Many strategic initiatives, such as development of new products, product enhancements, use of technology, staffing reductions, changes in business processes and acquisitions of other financial services companies or their assets, could substantially increase operational risk. We are also exposed to operational risk through our outsourcing arrangements, and the effect the changes in circumstances or capabilities of FNB’s outsourcing vendors can have on our ability to continue to perform operational functions necessary to FNB’s business. We outsource certain data processing and online and mobile banking services to third-party providers. Those third-party providers could also be sources of operational and information security risk to FNB, including from breakdowns or failures of their own systems or capacity constraints. Although we take steps to mitigate operational risks through a system of internal controls which we review on a regular basis and update as required, no system of controls - however well designed and maintained - is infallible, and, to the extent the risks arise from the operations of third-party vendors or customers, we have limited ability to control those risks. Control weaknesses or failures or other operational risk could result in charges, increased operational costs, harm to our reputation, inability to secure insurance, civil litigation, regulatory intervention, including enforcement action and enhanced supervisory scrutiny, foregone business opportunities, the loss of customer business, especially if customers are discouraged from using our mobile bill pay, mobile banking and online banking services, or the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information.

Our business could be adversely affected by difficult economic conditions in the regions in which we operate.
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the United States as a whole. Difficult economic and employment conditions in the market areas FNB serves could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

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
The FASB, regulatory agencies and other bodies that establish accounting standards periodically change the financial accounting and reporting standards governing the preparation of our financial statements. Additionally, those bodies that establish and interpret the accounting standards (such as the FASB, SEC and banking regulators) may change prior interpretations or positions on how these standards should be applied. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
Significant guidance issued in 2016 was FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as “CECL,” which introduced new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. It also modifies the impairment model for debt securities AFS and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The impact of CECL will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption. For further information regarding new or updated standards, see Note 2, “New Accounting Standards” of the Notes to Consolidated Financial Statements.

Changes in the federal, state or local tax laws may negatively impact our financial performance.

We are subject to legislative tax rate changes that could increase our effective tax rates. Depending on enactment dates, these law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, the TCJA resulted in a reduction in our corporate tax rate to 21% beginning in 2018, which has a favorable impact on our earnings and capital generation abilities. However, as a result of the lower corporate tax rate we recorded income tax provision of $54.0 million in the fourth quarter of 2017 as we were required under GAAP to remeasure our deferred tax assets and liabilities at the enacted rate. In addition, the TCJA also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. The impact of the TCJA may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the TCJA. Similarly, FNB’s customers are likely to experience varying effects from both the individual and business tax provisions of the TCJA and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.
We operate in a highly regulated environment and our businesses are subject to supervision and regulation by several governmental agencies, including the SEC, FRB, OCC, CFPB, FDIC, FSOC, DOJ, UST, SEC, FINRA, HUD and state attorneys general and banking, financial services, and securities regulators. Regulations are generally intended to provide protection for depositors, borrowers and other customers, as well as the stability of the financial services industry, rather than for investors in our securities. We are subject to changes in federal and state law, regulations, governmental policies, agency supervisory and enforcement policies and priorities, and tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit our growth and the return to investors by restricting such activities as, for example:

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

As a result of the change of Administration and the current constitution and recent actions of Congress, it is possible that certain aspects of the existing banking and financial services regulatory framework, as amended by the Dodd-Frank Act, will be repealed or modified in the near-term. For example, the President, senior members of the Administration, and senior members of Congress have advocated for substantial changes to the Dodd-Frank Act and other federal banking laws and regulations. Moreover, the federal banking agencies are presently experiencing leadership changes which could impact the supervision, enforcement and rulemaking policies of such agencies. In 2017 and early 2018, Congress confirmed a new Chairman of the FRB, a new Comptroller of the Currency and a new Vice Chairman for Supervision at the FRB, a new Chairwoman of the FDIC and a new Director of the CFPB. Consistent with the views of the Administration and Congress, certain members of this new leadership group have advocated for a reduction in financial services regulation, supervision and enforcement. Moreover, the senior staffs of these agencies charged with carrying out agency policies and responsibilities have experienced significant turnover as a result of these changes. Consequently, certain new regulatory initiatives may be delayed or suspended and existing regulations may be re-evaluated, modified or repealed. At this time, however, the full impact of these and other pending leadership changes, as well as the potential impact to financial services regulation to result from such changes, is uncertain. It is also difficult to predict the impact that any legislative or regulatory changes will have on our competitors and on the financial services industry as a whole. Our results of operations also could be adversely affected by changes in the way in which existing statutes, regulations, and laws are interpreted or applied by courts and government agencies.
Increases in or required prepayments of FDIC insurance premiums may adversely affect our earnings.
In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions. Pursuant to the Dodd-Frank Act, the minimum reserve ratio for the DIF was increased from 1.15% to 1.35% of estimated insured deposits, or the assessment base, and the FDIC was directed to take the steps needed to cause the reserve ratio of the DIF to reach 1.35% of estimated insured deposits by September 30, 2020. The DIF achieved this level in the third quarter of 2018. As part of its long-range management plan to ensure that the DIF is able to maintain a positive balance despite banking crises and steady, moderate assessment rates despite economic and credit cycles, the FDIC set the DIF’s designated reserve ratio at 2% of estimated insured deposits. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion, so smaller community banks will be spared the cost of funding the increase in the minimum reserve ratio. Moreover, as a result of the TCJA’s disallowance of the deduction of FDIC deposit insurance premium payments for certain banking organizations, the after-tax cost of our deposit insurance premium payments is anticipated to increase.
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
An interruption in or breach in security of our information systems, or other cyber security risks, could result in a loss of customer business, increased compliance and remediation costs, civil litigation or governmental regulatory action, and have an adverse effect on our results of operations, financial condition and cash flows.
As part of our business, we collect, process and retain sensitive and confidential client and customer information in both paper and electronic form and rely heavily on communications and information systems for these functions. This information includes non-public, personally-identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of these data processing functions are not handled by us directly, but are outsourced to third-party providers. We devote significant resources and management focus to ensuring the confidentiality, integrity and availability of our systems, including adoption of policies and procedures that involve our third-party providers to prevent, detect and deter cyber-related crimes intended to infiltrate our networks, capture sensitive client and customer information, deny service to customers, or harm electronic processing capabilities and be ready to respond, if necessary. Despite these efforts, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations.
The additional cost of our day-to-day cyber security monitoring and protection systems and controls includes the cost of hardware and software, third-party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cyber security. We may also need to expend substantial resources to comply with the data security breach notification requirements adopted by banking regulators and the states, which have varying levels of individual, consumer, regulatory or law enforcement notification and remediation requirements in certain circumstances in the event of a security breach.
Cyber security risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability.
In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by FNB. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of FNB. Further, the probability of a successful cyber attack against us or one of our third-party services providers cannot be predicted. Although we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, several of which may not be covered under our cyber insurance coverage. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities.
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
We rely on certain external vendors to provide products, information systems and services necessary to maintain our day-to-day operations. These third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors carefully and we oversee their provision of service to us in accordance with applicable enterprise risk management and third-party vendor risk management standards and in a manner consistent with the supervisory expectations of our regulators, we cannot control the actions of our third-party vendors entirely. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to comply with applicable laws and regulations or to conform to our internal controls and risk management procedures, and failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, our vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
The economy of the coastal regions of North Carolina and South Carolina is affected, from time to time, by adverse weather events, particularly hurricanes. Following the completion of the YDKN acquisition, our market area includes the Outer Banks and other portions of coastal North Carolina. Agricultural interests are highly sensitive to excessive rainfall or droughts. We cannot predict whether, or to what extent, damage caused by future weather conditions will affect our operations, customers or the economies in our North Carolina and South Carolina markets. Weather events could cause a disruption in our day-to-day business activities in branches located in coastal communities, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a hurricane does not cause any physical damage in our North Carolina and South Carolina market areas, a turbulent hurricane season could significantly affect the market value of all coastal property.
The Small Business Administration lending program is dependent upon the federal government, and we will have specific risks associated with originating SBA loans.
We are an SBA Preferred Lender, and as a result of the YDKN acquisition, we increased our participation in the SBA lending program, which is dependent upon the federal government. SBA Preferred Lenders enable their clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have an adverse effect on our business.
Sales of the guaranteed portion of our SBA7(a) loans in the secondary market may earn premium income and/or create a stream of future servicing income. We have not previously operated an SBA lending program similar to YDKN’s. There can be no assurance that we will be able to continue originating these loans, that a secondary market will exist or that we will continue to realize premiums upon the sale of the guaranteed portion of these loans. When the guaranteed portion of our SBA 7(a) loans is sold, we will retain credit risk on the non-guaranteed portion of the loans. We also will share pro-rata with the SBA in any recoveries. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our results of operations. In certain situations, we may elect to repurchase previously sold portions of SBA 7(a) loans that are delinquent, which may result in higher levels of nonperforming loans.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations (see discussion under “Government Supervision and Regulation” included in Item 1 of this Report). As a financial holding company, we seek to maintain capital sufficient to meet the “well-capitalized” standard set by regulators. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support continued growth, whether such growth occurs organically or through acquisitions.
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
The operating leases for the Community Banking branches/retail offices expire at various dates through the year 2037 and generally include options to renew. For additional information regarding the lease commitments, see Note 9, “Premises and Equipment” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a table that shows the branches/retail offices, by state, and the branches/retail offices owned and leased for the Community Banking segment:

December 31, 2018	Community Banking
Pennsylvania	239
Ohio	31
Maryland	29
West Virginia	2
North Carolina	92
South Carolina	3
Total number of branches/retail offices	396
Total branches/retail offices owned	224
Total branches/retail offices leased	172

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

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age and principal occupation for each of our executive officers as of January 31, 2019 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	54	President and Chief Executive Officer of FNB; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	56	Chief Financial Officer of FNB; Executive Vice President of FNBPA

Gary L. Guerrieri	58	Chief Credit Officer of FNB; Executive Vice President of FNBPA

James G. Orie	60	Chief Legal Officer and Corporate Secretary of FNB; Executive Vice President of FNBPA

James L. Dutey	45	Corporate Controller and Senior Vice President of FNB

Robert M. Moorehead	64	Chief Wholesale Banking Officer of FNBPA

Barry C. Robinson	55	Chief Consumer Banking Officer of FNBPA
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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “FNB.” As of January 31, 2019, there were 16,891 holders of record of our common stock.
The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.
We did not purchase any of our own equity securities during the fourth quarter of 2018.

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲), and the Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2013, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

ITEM 6.    SELECTED FINANCIAL DATA

	(1)	(2)	(3)	(4)	(5)
Year Ended December 31	2018	2017	2016	2015	2014
Dollars in millions, except per share data
Total interest income	$1,170	$980	$679	$547	$509
Total interest expense	238	134	67	49	43
Net interest income	932	846	612	498	466
Provision for credit losses	61	61	56	40	39
Total non-interest income	276	252	201	162	158
Total non-interest expense	695	681	511	391	379
Net income	373	199	171	160	144
Net income available to common stockholders	365	191	163	152	136
At Year-End
Total assets	$33,102	$31,418	$21,845	$17,558	$16,127
Net loans	21,973	20,823	14,739	12,048	11,121
Deposits	23,455	22,400	16,066	12,623	11,382
Short-term borrowings	4,129	3,678	2,503	2,049	2,042
Long-term borrowings	627	668	539	641	541
Total stockholders’ equity	4,608	4,409	2,572	2,096	2,021
Per Common Share
Basic earnings per share	$1.13	$0.63	$0.79	$0.87	$0.81
Diluted earnings per share	1.12	0.63	0.78	0.86	0.80
Cash dividends declared	0.48	0.48	0.48	0.48	0.48
Book value	13.88	13.30	11.68	11.34	11.00
Tangible book value (non-GAAP) (6)	6.68	6.06	6.53	6.38	5.99
Ratios
Return on average assets	1.16%	0.68%	0.83%	0.96%	0.96%
Return on average tangible assets (non-GAAP) (6)	1.29	0.78	0.91	1.05	1.07
Return on average equity	8.30	4.89	6.84	7.70	7.50
Return on average tangible common equity (non-GAAP) (6)	18.41	10.90	12.76	14.33	14.74
Equity to assets (period-end)	13.92	14.03	11.77	11.94	12.53
Tangible equity to tangible assets (period-end) (non-GAAP) (6)	7.39	7.11	7.16	7.35	7.53
Common equity to assets (period-end)	13.60	13.69	11.28	11.33	11.87
Tangible common equity to tangible assets (period-end) (non-GAAP) (6)	7.05	6.74	6.64	6.71	6.83
Average equity to average assets	13.97	13.98	12.09	12.48	12.84
Dividend payout ratio	42.96	74.61	62.43	55.74	59.85

(1)	On August 31, 2018, we completed the sale of Regency.

(2)	On March 11, 2017, we completed our acquisition of YDKN.

(3)	On April 22, 2016 and February 13, 2016, we completed our purchase of 17 branch-banking locations and related consumer loans from Fifth Third and completed the acquisition of METR, respectively.

(4)
On September 18, 2015, we completed our purchase of five branch-banking locations from Bank of America. On June 22 and July 18, 2015, we, through our wholly owned subsidiary, FNIA, acquired certain insurance-related assets from Pittsburgh-area insurance companies.

(5)	On February 15, 2014 and September 19, 2014, we completed the acquisitions of BCSB and OBA, respectively.

(6)
Refer to the Reconciliations of Non-GAAP Financial Measures and Key Performance Indicators to GAAP section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Report.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
MD&A represents an overview of our consolidated results of operations and financial condition. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Report. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

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
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are based on current expectations and assumptions that are subject to risk, uncertainties and unforeseen events which may cause actual results to differ materially from future results expressed, projected or implied by these forward-looking statements. All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events except as required by federal securities laws. Further, it is not possible to assess the effect of all risk factors on our business to the extent to which any one risk factor or compilation thereof may cause actual results to differ materially from those contained in any forward-looking statements. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Such forward-looking statements may be expressed in a variety of ways, including the use of future and present tense language expressing expectations or predictions of future financial or business performance or conditions based on current performance and trends. Forward-looking statements are typically identified by words such as, "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. In addition to factors previously disclosed in our reports filed with the SEC, the following factors among others, could cause actual results to differ materially from forward-looking statements or historical performance: changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates, deposit costs and capital markets; changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions and manage risks; inflation; inability to effectively grow and expand our customer bases; our ability to execute on key priorities, including successful completion of acquisitions and dispositions, business retention, expansion plans, strategic plans and attracting, developing and retaining key executives; potential difficulties encountered in operating in new and remote geographic markets; customer borrowing, repayment, investment and deposit practices; customer disintermediation; the introduction, withdrawal, success and timing of business and technology initiatives; economic conditions in the various regions in which we operate; competitive conditions, including increased competition through internet, mobile banking, fintech, and other non-traditional competitors; the inability to realize cost savings or revenues or to implement integration plans and other consequences associated with acquisitions and divestitures; the inability to originate and re-sell mortgage loans in accordance with business plans; our inability to effectively manage our economic exposure and GAAP earnings exposure to interest rate volatility, including availability of appropriate derivative financial investments needed for interest rate risk management purposes; economic conditions; interruption in or breach of security of our information systems; the failure of third parties and vendors to comply with their obligations to us, including related to care, control, and protection of such information; the evolution of various types of fraud or other criminal behavior to which we are exposed; integrity and functioning of products, information systems and services provided by third-party external vendors; changes in tax rules and regulations or interpretations including, but not limited to, the recently enacted TCJA; changes in or anticipated impact of, accounting policies, standards and interpretations; ability to maintain adequate liquidity to fund our operations; changes in asset valuations; the initiation of significant legal or regulatory proceedings against us and the outcome of any significant legal or regulatory proceeding including, but not limited to, actions by federal or state authorities and class action cases, new decisions that result in changes to previously settled law or regulation, and any unexpected court or regulatory rulings; and the impact, extent and timing of technological changes, capital management activities, and other actions of the OCC, the FRB, the CFPB, the FDIC and legislative and regulatory actions and reforms.
The risks identified here are not exclusive. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described in this Annual

Report on Form 10-K (including MD&A section), our subsequent 2019 Quarterly Reports on Form 10-Q's (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our Consolidated Financial Statements are prepared in accordance with GAAP. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported.
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
Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views the determination of the allowance for credit losses, accounting for loans acquired in a business combination, fair value of financial instruments, goodwill and other intangible assets, litigation, income taxes and deferred tax assets to be critical accounting policies.
Allowance for Credit Losses
The allowance for credit losses addresses credit losses inherent in the existing loan portfolio and in unfunded loan commitments and standby letters of credit at the Balance Sheet date and is presented as a reserve against loans and other liabilities, respectively, on the Consolidated Balance Sheets.
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
Accounting for Loans Acquired in a Business Combination
All loans acquired in a business combination are initially measured at fair value at the date of acquisition. The fair value of loans acquired in a business combination is based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, prepayment speeds, prepayment risk and liquidity risk. The measurement of fair value on loans acquired in a business combination prohibits the carryover or establishment of an allowance for loan losses at acquisition date.
Loans acquired in a business combination are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for credit losses.
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
See Note 1, “Summary of Significant Accounting Policies” and Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements for further discussion of accounting for loans acquired in a business combination.
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

Goodwill and Other Intangible Assets
As a result of acquisitions, we have recorded goodwill and other identifiable intangible assets on our Consolidated Balance Sheets. Goodwill represents the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. Our recorded goodwill relates to value inherent in our Community Banking, Wealth Management and Insurance segments.
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

We determine deferred income taxes using the Balance Sheet method. Under this method, the net DTA or DTL is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes the effect of enacted changes in tax rates and laws in the period in which they occur. That effect would be included in income from continuing operations in the reporting period that includes the enactment date of the change. See the Results of Operations, Income Taxes section later in this MD&A of Financial Condition for further tax-related discussion.
On a quarterly basis, management assesses the reasonableness of our effective tax rate based on management’s current best estimate of pretax earnings and the applicable taxes for the full year. DTAs and DTLs are assessed on an annual basis, or sooner, if business events or circumstances warrant. Deferred income taxes represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, and from operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.
We establish a valuation allowance when it is more likely than not that we will not be able to realize a benefit from our DTAs, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable DTAs.

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
Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2018 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

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
To provide more meaningful comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable- equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2018 period were calculated using a federal statutory income tax rate of 21% provided under the TCJA (effective January 1, 2018).  Amounts for the 2017 periods were calculated using the previously applicable statutory federal income tax rate of 35%.

OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2018, we had 396 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.

FINANCIAL SUMMARY

For 2018, net income available to common stockholders was a record $364.8 million or $1.12 per diluted common share, compared to $191.2 million or $0.63 per diluted common share for 2017. During 2018, the $5.1 million gain from the sale of Regency, branch consolidation costs of $6.6 million and a $0.9 million discretionary 401(k) contribution following tax reform impacted pretax earnings. During 2018, we also had record revenue including the benefit of a full year in the Carolina markets. We delivered solid loan and deposit growth while maintaining our risk profile. In 2018, we continued to focus on expense management while investing in technology, infrastructure and our people.
The sale of Regency occurred on August 31, 2018. The sale was 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC in exchange for cash consideration of $142 million. This transaction was completed to accomplish several strategic objectives, including enhancing the credit risk profile of the consumer loan portfolio, offering additional holding company liquidity and selling a non-strategic business segment that no longer fits with our core business.  The transaction included a reduction of $131.9 million in direct installment consumer loans, a net charge-off of $7.1 million for the mark to fair value on the Regency loans prior to sale with no associated provision impact, a write-off of $1.8 million of goodwill, and a reduction of branch/retail properties leased by FNB.  As a result of the sale, we recognized the aforementioned gain from the sale of $5.1 million.
Income Statement Highlights (2018 compared to 2017)

•	Net income was $372.9 million, compared to $199.2 million.

•	Operating net income (non-GAAP) was $374.7 million, compared to $289.2 million.

•	Earnings per diluted common share was $1.12, compared to $0.63.

•	Operating earnings per diluted common share (non-GAAP) was $1.13, compared to $0.93.

•	Total revenue increased 9.9% to $1.2 billion, reflecting a 10.2% increase in net interest income and a 9.2% increase in non-interest income.

•	Net interest income was $932.5 million, compared to $846.4 million.

•
Net interest margin (FTE) (non-GAAP) declined 4 basis points to 3.39% from 3.43%, reflecting a 3 basis point decrease in the fully taxable equivalent adjustment related to the impact of tax reform. Regency contributed 8 basis points and 14 basis points, respectively.

•	Non-interest income was $275.7 million, compared to $252.4 million.

•	Non-interest expense, excluding merger-related costs, was $694.5 million, compared to $625.0 million.

•
Income tax expense decreased $77.5 million or 49.4%, primarily due to the lower tax rate in 2018 and renewable energy tax credits obtained via lease financing; 2017 was impacted by a reduction in the valuation of net deferred tax assets of $54.0 million due to the enactment of the TCJA and merger-related items.

•	The efficiency ratio (non-GAAP) was 54.8%, compared to 54.2%.

•
The net charge-offs to total average loans ratio increased slightly to 0.26%, compared to 0.22%. Included in 2018 was 3 basis points of net charge-offs from the mark to fair value on the Regency loans prior to the sale, with no associated provision expense.

Balance Sheet Highlights (period-end balances, 2018 compared to 2017, unless otherwise indicated)

•	Total assets were $33.1 billion, compared to $31.4 billion, an increase of $1.7 billion, or 5.4%.

•	Growth in total average loans was $2.1 billion, or 10.6%, with average commercial loan growth of $1.3 billion, or 10.9%, and average consumer loan growth of $737.2 million, or 10.0%.

•
Total average deposits grew $2.4 billion, or 11.6%, including an increase in average non-interest-bearing deposits of $579.2 million, or 11.0%, and an increase in average time deposits of $1.3 billion, or 33.2%.

•	The ratio of loans to deposits was 94.4%, compared to 93.7%.

•
Total stockholders’ equity was $4.6 billion, compared to $4.4 billion, an increase of $0.2 billion, or 4.5% since December 31, 2017, primarily driven by an increase in earnings partially offset by a decline in AOCI. Additionally, the dividend payout ratio for 2018 was 42.96% compared to 74.61%.

•	There was a 24 basis point improvement in the delinquency ratio in the originated portfolio from 0.88% to 0.64%.

•	The ratio of the allowance for loan losses to total loans and leases was 0.81%, compared to 0.84%.

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Net income available to common stockholders for 2018 was $364.8 million or $1.12 per diluted common share, compared to net income available to common stockholders for 2017 of $191.2 million or $0.63 per diluted common share. Operating earnings per diluted common share (non-GAAP) was $1.13 for 2018 compared to $0.93 for 2017. The results for 2018 included a $5.1 million gain recognized from the sale of Regency, the impact of $6.6 million of costs related to branch consolidations and the impact of a $0.9 million discretionary 401(k) contribution made following tax reform. In comparison, the results for 2017 included the impact of merger-related expenses of $56.5 million, the impact of merger-related net securities gains of $2.6 million and the impact of a reduction in the valuation of net DTAs of $54.0 million due to the enactment of the TCJA. Average diluted common shares outstanding increased 21.8 million shares, or 7.2%, to 325.6 million shares for 2018, primarily as a result of the March 2017 YDKN acquisition, for which we issued 111.6 million shares.
The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented below:
TABLE 1

	Year Ended December 31		$ Change	% Change
(in thousands, except per share data)	2018	2017
Net interest income	$932,489	$846,434	$86,055	10.2%
Provision for credit losses	61,227	61,073	154	0.3
Non-interest income	275,651	252,449	23,202	9.2
Non-interest expense	694,532	681,541	12,991	1.9
Income taxes	79,523	157,065	(77,542)	(49.4)
Net income	372,858	199,204	173,654	87.2
Less: Preferred stock dividends	8,041	8,041	—	—
Net income available to common stockholders	$364,817	$191,163	$173,654	90.8%
Earnings per common share – Basic	$1.13	$0.63	$0.50	79.4%
Earnings per common share – Diluted	1.12	0.63	0.49	77.8
Cash dividends per common share	0.48	0.48	—	—

The following table presents selected financial ratios and other relevant data used to analyze our performance.
TABLE 2

Year Ended December 31	2018	2017

Return on average equity	8.30%	4.89%
Return on average tangible common equity (2)	18.41%	10.90%
Return on average assets	1.16%	0.68%
Return on average tangible assets (2)	1.29%	0.78%
Book value per common share (1)	$13.88	$13.30
Tangible book value per common share (1) (2)	$6.68	$6.06
Equity to assets (1)	13.92%	14.03%
Average equity to average assets	13.97%	13.98%
Common equity to assets (1)	13.60%	13.69%
Tangible equity to tangible assets (1) (2)	7.39%	7.11%
Tangible common equity to tangible assets (1) (2)	7.05%	6.74%
Dividend payout ratio	42.96%	74.61%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

TABLE 3

	Year Ended December 31
(dollars in thousands)	2018			2017			2016
Assets	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest-earning assets:
Interest-bearing deposits with banks	$62,100	$1,347	2.17%	$94,261	$894	0.95%	$116,769	$444	0.38%
Federal funds sold	—	—	—	1,129	8	0.72	—	—	—
Taxable investment securities (1)	5,247,250	118,614	2.26	4,824,688	97,843	2.03	3,720,800	71,853	1.93
Tax-exempt investment securities (1) (2)	1,008,944	35,438	3.51	720,039	30,056	4.17	319,836	13,815	4.32
Loans held for sale	47,761	2,841	5.95	89,558	5,672	6.33	16,525	726	4.39
Loans and leases (2) (3)	21,581,629	1,025,229	4.75	19,520,234	864,619	4.43	14,265,032	603,373	4.23
Total interest-earning assets (2)	27,947,684	1,183,469	4.23	25,249,909	999,092	3.96	18,438,962	690,211	3.74
Cash and due from banks	366,971			344,791			275,432
Allowance for credit losses	(181,019)			(167,364)			(152,751)
Premises and equipment	329,151			324,092			219,192
Other assets	3,675,710			3,379,681			1,896,882
Total assets	$32,138,497			$29,131,109			$20,677,717
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,396,339	62,876	0.67	$8,927,700	32,822	0.37	$6,652,953	16,029	0.24
Savings	2,558,370	6,007	0.23	2,477,644	2,796	0.11	2,237,020	1,712	0.08
Certificates and other time	5,022,607	73,341	1.46	3,770,172	35,964	0.95	2,600,340	23,498	0.90
Short-term borrowings	3,917,858	74,439	1.89	3,761,297	43,969	1.16	1,975,742	12,183	0.61
Long-term borrowings	641,379	21,047	3.28	634,107	18,341	2.89	616,283	14,029	2.28
Total interest-bearing liabilities	21,536,553	237,710	1.10	19,570,920	133,892	0.68	14,082,338	67,451	0.48
Non-interest-bearing demand	5,843,429			5,264,256			3,884,941
Other liabilities	267,682			222,233			210,462
Total liabilities	27,647,664			25,057,409			18,177,741
Stockholders’ equity	4,490,833			4,073,700			2,499,976
Total liabilities and stockholders’ equity	$32,138,497			$29,131,109			$20,677,717
Excess of interest-earning assets over interest-bearing liabilities	$6,411,131			$5,678,989			$4,356,624
Net interest income (FTE) (2)		945,759			865,200			622,760
Tax-equivalent adjustment		(13,270)			(18,766)			(11,248)
Net interest income		$932,489			$846,434			$611,512
Net interest spread			3.13%			3.28%			3.26%
Net interest margin (2)			3.39%			3.43%			3.38%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)
The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35% in 2017 and 2016. The yield on earning assets and the net interest margin are presented on an FTE basis. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) of $945.8 million for 2018 increased $80.6 million, or 9.3%, from $865.2 million for 2017. Average interest-earning assets increased $2.7 billion, or 10.7%, and average interest-bearing liabilities increased $2.0 billion, or 10.0%, from 2017, due to organic growth in loans and deposits and our expanded banking footprint in our southeastern markets. Our net interest margin FTE (non-GAAP) was 3.39% for 2018, compared to 3.43% for 2017, reflecting a lower FTE adjustment due to the lower federal statutory tax rate. Higher yields on earning assets and higher incremental purchase accounting accretion were offset by higher rates paid on deposits and borrowings. Incremental purchase accounting accretion refers to the difference between total accretion and the estimated coupon interest income on loans acquired in a business combination. Additionally, Regency contributed $22.5 million of net interest income, or 0.08% to net interest margin in 2018, compared to $36.5 million or 0.14% in 2017. The FOMC has increased the target Fed Funds rate by 100 basis points between December 31, 2017 and December 31, 2018.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 4

	2018 vs 2017			2017 vs 2016
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(305)	$758	$453	$(86)	$536	$450
Federal funds sold	(4)	(4)	(8)	4	4	8
Securities (2)	19,150	7,004	26,154	40,349	1,882	42,231
Loans held for sale	(2,606)	(226)	(2,832)	3,383	1,563	4,946
Loans and leases (2)	88,930	71,679	160,609	233,286	27,960	261,246
Total interest income (2)	105,165	79,211	184,376	276,936	31,945	308,881
Interest Expense (1)
Deposits:
Interest-bearing demand	2,524	27,530	30,054	6,766	10,027	16,793
Savings	553	2,654	3,207	358	726	1,084
Certificates and other time	15,034	22,348	37,382	10,752	1,714	12,466
Short-term borrowings	2,162	28,306	30,468	20,461	11,325	31,786
Long-term borrowings	349	2,357	2,706	958	3,354	4,312
Total interest expense	20,622	83,195	103,817	39,295	27,146	66,441
Net change (2)	$84,543	$(3,984)	$80,559	$237,641	$4,799	$242,440

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2018 and 35.0% in 2017 and 2016. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $1.2 billion for 2018, increased $184.4 million or 18.5% from 2017, primarily due to increased interest-earning assets. During 2018 and 2017, we recognized $38.4 million and $21.5 million, respectively, in incremental purchase accounting accretion and cash recoveries on loans acquired in business combinations; which included $14.4 million of higher incremental purchase accounting accretion and $2.5 million of higher cash recoveries. The increase in interest-earning assets was primarily driven by a $2.1 billion, or 10.6%, increase in average loans and leases, which reflects the benefit of our expanded banking footprint and successful sales management, and includes $1.1 billion, or 5.4%, of organic growth. Additionally, average securities increased $0.7 billion, or 12.8%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 27 basis points from 2017 to 4.23% for 2018. The 27 basis point increase in earning asset yields was driven by an increase in yields on both investments and loans including higher purchase accounting accretion and cash recoveries on loans acquired in business combinations. During the second quarter of 2018, we sold underperforming acquired and originated small business loans with a carrying value of $42.5 million, which benefited our overall credit quality and sold a non-strategic pool of acquired serviced-by-others mortgages with a carrying value of $38.2 million.  We recognized approximately $9.4 million in incremental purchase accounting accretion in the second quarter of 2018 related to the serviced-by-others mortgage loan sale.
Interest expense of $237.7 million for 2018 increased $103.8 million, or 77.5%, from 2017 due to higher market rates and a change in the mix of interest-bearing liabilities, combined with growth in average interest-bearing liabilities, as interest-bearing deposits and borrowings increased over the same period of 2017. Average interest-bearing deposits increased $1.8 billion, or 11.9%, reflecting the benefit of acquired balances and average organic growth of $1.4 billion, or 6.6%. Average short-term borrowings increased $0.2 billion or 4.2%, primarily as a result of increases of $125.6 million in federal funds purchased and $64.2 million in short-term FHLB borrowings, partially offset by a $25.8 million decrease in customer repurchase agreements. Average long-term borrowings increased $7.3 million or 1.1%, primarily as a result of increases of $12.4 million and $10.6 million in junior subordinated debt and subordinated debt, respectively, assumed in the YDKN transaction, partially offset by a decrease of $15.2 million in long-term FHLB advances. Subsequent to the close of the acquisition, we remixed the long–term position based on our funding needs. The rate paid on interest-bearing liabilities increased 42 basis points to 1.10% for 2018, in response to the FRB's FOMC interest rate increases and changes in the funding mix.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs for the years 2016 through 2018:
TABLE 5

			2018 vs 2017			2017 vs 2016
(dollars in thousands)	2018	2017	$ Change	% Change	2016	$ Change	% Change
Provision for credit losses:
Originated	$55,782	$64,559	$(8,777)	(13.6)%	$55,422	$9,137	16.5%
Acquired	5,445	(3,486)	8,931	n/m	330	(3,816)	n/m
Total provision for credit losses	$61,227	$61,073	$154	0.3%	$55,752	$5,321	9.5%
Net loan charge-offs:
Originated	$51,097	$46,668	$4,429	9.5%	$39,916	$6,752	16.9%
Acquired	4,863	(2,916)	7,779	n/m	(211)	(2,705)	n/m
Total net loan charge-offs	$55,960	$43,752	$12,208	27.9%	$39,705	$4,047	10.2%
Net loan charge-offs / total average loans and leases	0.26%	0.22%			0.28%
Net originated loan charge-offs / total average originated loans and leases	0.31%	0.33%			0.34%
n/m - not meaningful
The provision for credit losses of $61.2 million during 2018 increased $0.2 million from 2017, primarily due to an increase of $8.9 million in the provision for the acquired portfolio, partially offset by a decrease of $8.8 million in the provision for the originated portfolio, which was primarily attributable to slightly lower organic loan growth, a lower level of non-performing loans and generally improved credit quality results in 2018. Net loan charge-offs of $56.0 million for 2018 increased $12.2 million from 2017, primarily due to $13.4 million, or 6 basis points, relating to both the sale of a small portfolio of non-performing loans in the second quarter of 2018 and the sale of Regency in the third quarter of 2018. Both actions had no associated provision expense. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the years 2016 through 2018 is presented in the following table:
TABLE 6

			2018 vs 2017			2017 vs 2016
(dollars in thousands)	2018	2017	$ Change	% Change	2016	$ Change	% Change
Service charges	$125,476	$120,432	$5,044	4.2%	$96,824	$23,608	24.4%
Trust services	25,818	23,121	2,697	11.7	21,173	1,948	9.2
Insurance commissions and fees	18,312	19,063	(751)	(3.9)	18,328	735	4.0
Securities commissions and fees	17,545	15,286	2,259	14.8	13,468	1,818	13.5
Capital markets income	21,366	16,603	4,763	28.7	15,471	1,132	7.3
Mortgage banking operations	21,940	19,977	1,963	9.8	12,106	7,871	65.0
Dividends on non-marketable equity securities	15,553	9,222	6,331	68.7	4,094	5,128	125.3
Bank owned life insurance	13,500	11,693	1,807	15.5	10,249	1,444	14.1
Net securities gains	34	5,916	(5,882)	n/m	712	5,204	n/m
Other	16,107	11,136	4,971	44.6	9,336	1,800	19.3
Total non-interest income	$275,651	$252,449	$23,202	9.2%	$201,761	$50,688	25.1%
n/m - not meaningful
Total non-interest income of $275.7 million for 2018 increased $23.2 million, or 9.2%, from $252.4 million in 2017. The variances in significant individual non-interest income items are further explained in the following paragraphs. Excluding the $5.1 million gain on the sale of Regency and $3.7 million loss on fixed assets related to branch consolidations in 2018 and the $2.6 million merger-related net securities gains in 2017, non-interest income increased $24.4 million, or 9.7%, attributable to continued growth of our fee-based businesses of trust services, brokerage, capital markets and mortgage banking.
Service charges on loans and deposits of $125.5 million for 2018 increased $5.0 million, or 4.2%, from $120.4 million in 2017. The increase was driven by the expanded customer base in our southeastern markets, combined with organic growth in loans and deposit accounts.
Trust services of $25.8 million for 2018 increased $2.7 million, or 11.7%, from the same period of 2017, primarily driven by strong organic revenue production. The market value of assets under management increased $203.1 million, or 4.2%, to $5.1 billion at December 31, 2018, with the increase almost entirely attributable to organic growth in accounts and services.
Securities commissions and fees of $17.5 million for 2018 increased 14.8% from the same period of 2017. This increase reflects the benefit of expanded operations in our southeastern markets and increased brokerage activity in the Pittsburgh, Pennsylvania and North Carolina markets which each reflected increases of $1.0 million.
Insurance commissions and fees of $18.3 million for 2018 decreased $0.8 million, or 3.9%, from $19.1 million in 2017, primarily due to the divestiture of Regency, partially offset by an increase in revenues from new client acquisition and expanded product capabilities.
Capital markets income of $21.4 million for 2018 increased $4.8 million, or 28.7%, from $16.6 million for 2017, reflecting continued solid contributions from commercial swap activity across our footprint, combined with increased syndication fees and international banking activity.
Mortgage banking operations income of $21.9 million for 2018 increased $2.0 million, or 9.8%, from $20.0 million for 2017, primarily due to higher sold volume primarily due to expansion into new markets. During 2018, we sold $1.2 billion of residential mortgage loans, compared to $1.0 billion for 2017. Sold loan margins have increased by 15 basis points from 1.45% in 2017 to 1.60% in 2018 due to mix and higher retail gain on sale margins. In 2018, retail volume was 44% of the total sold volume compared to 38% in 2017 and we benefited from an expansion in our retail margin of 30 basis points while correspondent margins have faced significant competitive pressure and declined 16 basis points in 2018.

Dividends on non-marketable equity securities of $15.6 million for 2018 increased $6.3 million, or 68.7%, from $9.2 million for 2017, primarily due to holding a higher level of FHLB stock to support additional FHLB borrowings.
Income from BOLI of $13.5 million for 2018 increased $1.8 million, or 15.5%, from $11.7 million in 2017, due to investing in new policies during the third and fourth quarters of 2017 and death benefits received.
There were no net securities gains in 2018 and $5.9 million for 2017. The gains in 2017 related to the sale of certain acquired YDKN securities after the closing of the acquisition to align their portfolio with our investment profile and the sale of certain amortizing HTM securities which were sold to improve operational efficiencies. The HTM securities had already returned more than 85% of their principal outstanding at the time we acquired the securities and could be sold without tainting the remaining HTM portfolio.

Other non-interest income was $16.1 million and $11.1 million for 2018 and 2017, respectively. During 2018, gains on an equity investment increased $1.9 million, gains on the sale of repossessed assets increased $1.7 million and SBA gain on sale and servicing-related income increased $1.1 million compared to the year-ago period. Additionally, we recognized a $5.1 million gain on the sale of Regency in 2018. These items were partially offset by a $3.7 million loss on fixed assets recorded in 2018 related to the branch consolidations.
The following table presents non-interest income excluding significant items:
TABLE 7

			$	%
(dollars in thousands)	2018	2017	Change	Change
Total non-interest income, as reported	$275,651	$252,449	$23,202	9.2%
Significant items:
Gain on sale of subsidiary	(5,135)	—	(5,135)
Loss on fixed assets related to branch consolidations	3,677	—	3,677
Merger-related net securities gains	—	(2,609)	2,609
Total non-interest income, excluding significant items(1)	$274,193	$249,840	$24,353	9.7%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the years 2016 through 2018 is presented in the following table:
TABLE 8

			2018 vs 2017			2017 vs 2016
(dollars in thousands)	2018	2017	$ Change	% Change	2016	$ Change	% Change
Salaries and employee benefits	$369,630	$326,893	$42,737	13.1%	$239,798	$87,095	36.3%
Net occupancy	59,679	53,787	5,892	11.0	40,086	13,701	34.2
Equipment	55,430	49,361	6,069	12.3	38,046	11,315	29.7
Amortization of intangibles	15,652	17,517	(1,865)	(10.6)	11,210	6,307	56.3
Outside services	65,682	56,113	9,569	17.1	43,737	12,376	28.3
FDIC insurance	32,959	32,902	57	0.2	19,203	13,699	71.3
Bank shares and franchise taxes	11,929	10,256	1,673	16.3	8,940	1,316	14.7
Merger-related	—	56,513	(56,513)	n/m	37,439	19,074	50.9
Other	83,571	78,199	5,372	6.9	72,674	5,525	7.6
Total non-interest expense	$694,532	$681,541	$12,991	1.9%	$511,133	$170,408	33.3%
n/m - not meaningful

Total non-interest expense of $694.5 million for 2018 increased $13.0 million, or 1.9%, from $681.5 million in 2017. The full year of 2018 included $2.9 million of branch consolidation expenses and a $0.9 million discretionary 401(k) contribution made in response to tax reform, while 2017 included $56.5 million of merger-related expenses. Excluding these expenses, total non-interest expense increased $65.7 million, or 10.5%, with the increase primarily attributable to the expanded operations in North and South Carolina.
Salaries and employee benefits of $369.6 million for 2018 increased $42.7 million, or 13.1%, from $326.9 million in 2017. The increase was primarily due to employees added in our expanded operations in our southeastern markets and increasing the minimum wage for FNB hourly employees in response to tax reform, combined with 2018 normal merit increases and higher benefit costs including items such as a large medical insurance claim of $2.6 million, restricted stock awards, a $1.0 million payroll tax rate adjustment plus a discretionary 401(k) contribution of $0.9 million in response to tax reform in 2018. Our total full-time equivalent employees were 4,266 and 4,626 at December 31, 2018 and 2017, respectively. The decline in full-time equivalent employees primarily related to the sale of Regency.
Net occupancy and equipment expense of $115.1 million for 2018 increased $12.0 million, or 11.6%, from $103.1 million in 2017, primarily due to our expanded operations in our southeastern markets, branch consolidation costs of $1.6 million and our continued investment in new technology. The increased technology costs included upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with regulatory requirements.
Amortization of intangibles expense of $15.7 million for 2018 decreased $1.9 million, or 10.6%, from $17.5 million in 2017, due to the completion of amortization for a core deposit intangible from a prior acquisition.
Outside services expense of $65.7 million for 2018 increased $9.6 million, or 17.1%, from $56.1 million in 2017, primarily due to increases of $4.0 million in legal expense, $1.6 million in data processing and information technology services and $1.2 million in consulting fees, combined with various other miscellaneous increases. These increases were driven primarily by the expanded operations in our southeastern markets.
Bank shares and franchise taxes expense of $11.9 million for 2018 increased $1.7 million, or 16.3%, from $10.3 million in 2017, primarily due to an increase in our capital base from the YDKN acquisition.
We recorded $56.5 million in merger-related costs in 2017 related to the YDKN acquisition. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. The costs for 2017 are summarized in the following table:
TABLE 9

Year ended December 31	2017
(in thousands)
Professional services	$26,161
Severance and other employee benefit costs	17,778
Charitable contributions	5,635
Data processing conversion costs	3,974
Marketing costs	1,546
Other expenses	1,419
Total merger-related costs	$56,513
Other non-interest expense was $83.6 million and $78.2 million for 2018 and 2017, respectively. During 2018, loan-related expense increased by $3.0 million, OREO increased by $1.9 million and marketing expense increased by $1.3 million, combined with various other miscellaneous increases. These increases were primarily related to the expanded operations in North and South Carolina and branch consolidation activities.

The following table presents non-interest expense excluding significant items:
TABLE 10

			$	%
(dollars in thousands)	2018	2017	Change	Change
Total non-interest expense, as reported	$694,532	$681,541	$12,991	1.9%
Significant items:
Discretionary 401(k) contribution	(874)	—	(874)
Branch consolidations - salaries and benefits	(45)	—	(45)
Branch consolidations - occupancy and equipment	(1,609)	—	(1,609)
Branch consolidations - other	(1,285)	—	(1,285)
Merger-related	—	(56,513)	56,513
Total non-interest expense, excluding significant items(1)	$690,719	$625,028	$65,691	10.5%
(1) Non-GAAP

Income Taxes
On December 22, 2017, the U.S. federal government enacted a tax bill, the TCJA, which provided significant changes to the U.S. federal income tax laws, such as the reduction of the federal tax rate for corporations from 35% to 21%, effective January 1, 2018. The TCJA also included other provisions such as the acceleration of depreciation for certain assets placed into service after September 27, 2017.
On the same date, the SEC issued SAB No. 118, which provided guidance regarding the recognition of the effect of enacted changes in tax rates and laws in the period in which they occur when a registrant does not have the necessary information available, prepared or analyzed in reasonable detail to complete the accounting for certain income tax effects of the TCJA for the reporting period in which the TCJA was enacted. SAB No. 118 expresses the view that a company must first reflect the income tax effect of the TCJA in the period of enactment on items for which the accounting is complete (these completed amounts would not be provisional) and also report provisional amounts for certain income tax effects of the TCJA for which reasonable estimates can be determined. We recorded a provisional amount of $54.0 million at December 31, 2017 related to the remeasurement of deferred tax balances. Upon final analysis of available information and refinement of our calculations during 2018, we decreased our provisional amount by $1.9 million which is included as a component of income tax expense from continuing operations. We consider the TCJA remeasurement of our deferred taxes to be complete.
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

Year ended December 31	2018	2017	2016
(dollars in thousands)
Income tax expense	$79,523	$157,065	$75,497
Effective tax rate	17.6%	44.1%	30.6%
Statutory federal tax rate	21.0%	35.0%	35.0%
Our income tax expense for 2018 decreased $77.5 million or 49.4% from 2017, primarily due to the impact of a reduction in the valuation of net DTAs of $54.0 million due to the enactment of the TCJA in 2017. The effective tax rate was 17.6% for 2018, compared to 44.1% for 2017. The effective tax rate of 17.6% in 2018 was lower than the 21.0% TCJA statutory federal tax rate due to tax-exempt income on investments and loans, tax credits and income from BOLI. The effective tax rate for 2017 was significantly higher at 44.1% than the 35% pre-TCJA statutory federal tax rate largely due to $54.0 million of income tax expense recorded from the revaluation of net deferred tax assets in connection with the TCJA in 2017. The effective rate for 2016 was lower than the 35% federal statutory rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Refer to the previous section of this MD&A for tables which reflect a comparison of the years ended 2017 versus 2016. Certain significant changes for the years ended 2017 versus 2016 are discussed in the paragraphs that follow.
Net income available to common stockholders for 2017 was $191.2 million, or $0.63, per diluted common share, compared to net income available to common stockholders for 2016 of $162.9 million, or $0.78, per diluted common share. Operating earnings per diluted common share (non-GAAP) was $0.93 for 2017 compared to $0.90 for 2016. The results for 2017 included $56.5 million, or $0.13 per diluted common share, in merger costs and reflect costs and benefits associated with the YDKN acquisition that closed on March 11, 2017. The results for 2016 included $37.4 million, or $0.12 per diluted common share, in merger costs and reflect costs and benefits associated with the METR acquisition that closed on February 13, 2016, combined with the Fifth Third branch purchase that closed on April 22, 2016. Average diluted common shares outstanding increased 96.1 million shares, or 46.2%, to 303.9 million shares for 2017, primarily as a result of the YDKN acquisition, for which we issued 111.6 million shares.
Net Interest Income
Net interest income on an FTE basis (non-GAAP) of $865.2 million for 2017 increased $242.4 million, or 38.9%, from $622.8 million for 2016. Average interest earning assets increased $6.8 billion, or 36.9%, and average interest-bearing liabilities increased $5.5 billion, or 39.0%, from 2016, primarily due to our acquisitions and organic growth in loans and deposits. Our net interest margin (non-GAAP) was 3.43% for 2017, compared to 3.38% for 2016, due to an extended low interest rate environment and a competitive landscape for earning assets, offset by higher purchase accounting accretion and FOMC interest rate increases.
Interest income on an FTE basis (non-GAAP) of $999.1 million for 2017, increased $308.9 million, or 44.8%, from 2016, primarily due to increased interest-earning assets, in addition to higher yields. During 2017 and 2016, we recognized $21.5 million and $13.1 million, respectively, in incremental purchase accounting accretion and cash recoveries on loans acquired in a business combination; which included $4.0 million of higher incremental purchase accounting accretion and $4.4 million of higher cash recoveries. The increase in interest-earning assets was primarily driven by a $5.3 billion, or 36.8%, increase in average loans and leases, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions and successful sales management, and $918.1 million, or 6.3%, of organic growth. Loans added at closing of the YDKN acquisition were $5.1 billion. Additionally, average securities increased $1.5 billion, or 37.2%, primarily as a result of the securities portfolio acquired from YDKN and the subsequent repositioning of that portfolio. The yield on average interest-earning assets (non-GAAP) increased 22 basis points for 2016 to 3.96% for 2017, driven by an increase in yields in both investments and loans.
Interest expense of $133.9 million for 2017 increased $66.4 million, or 98.5%, from 2016 due to an increase in rates paid and growth in average interest-bearing liabilities, as all categories of interest-bearing liabilities increased over the same period of 2016. Average interest-bearing deposits increased $3.7 billion, or 32.1%, which reflects the benefit of our expanded banking footprint resulting from the YDKN and METR acquisitions, including $2.9 billion added at closing of the YDKN acquisition and organic growth in transaction deposits. Average short-term borrowings increased $1.8 billion, or 90.4%, primarily as a result of increases of $1.4 billion in short-term FHLB borrowings and $414.2 million in federal funds purchased. Average long-term borrowings increased $17.8 million, or 2.9%, primarily as a result of increases of $50.4 million and $49.0 million in subordinated debt and junior subordinated debt, respectively, assumed in the YDKN transaction, partially offset by a decrease of $84.8 million in long-term FHLB advances. Subsequent to the close of the acquisition, we remixed the long–term position based on our funding needs. The rate paid on interest-bearing liabilities increased 20 basis points to 0.68% for 2017, in response to the FRB's FOMC interest rate increases and changes in the funding mix. Given the relatively low level of interest rates and the current rates paid on the various deposit products, we believe there is limited opportunity for reductions in the overall rate paid on interest-bearing liabilities.
Provision for Credit Losses
The provision for credit losses of $61.1 million during 2017 increased $5.3 million from 2016, primarily due to an increase of $9.1 million in the provision for the originated portfolio, which was attributable to higher organic loan growth and higher net charge-offs in 2017. This was partially offset by a decrease of $3.8 million in the provision for the acquired portfolio due to generally favorable credit quality results and the resolution of certain non-performing assets. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
Total non-interest income of $252.4 million for 2017 increased $50.7 million, or 25.1%, from $201.8 million in 2016. The variances in significant individual non-interest income items are further explained in the following paragraphs, with an overriding theme of the increases relating to expanded operations from the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.
Service charges on loans and deposits of $120.4 million for 2017 increased $23.6 million, or 24.4%, from $96.8 million in 2016. The impact of the expanded customer base due to acquisitions, combined with organic growth in loans and deposit accounts, resulted in increases of $13.1 million, or 22.7%, in deposit-related service charges and $10.5 million, or 26.9%, in other service charges and fees over this same period.
Trust services of $23.1 million for 2017 increased $1.9 million, or 9.2%, from the same period of 2016, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $818.2 million or 20.2% to $4.9 billion at December 31, 2017.
Insurance commissions and fees of $19.1 million for 2017 increased $0.7 million, or 4.0%, from $18.3 million in 2016, primarily due to revenues from new client acquisition and expanded product capabilities.
Capital markets income of $16.6 million for 2017 increased $1.1 million, or 7.3%, from $15.5 million for 2016, as we earned more in fees through our commercial loans interest rate swap program, reflecting stronger demand from commercial loan customers to swap floating-rate interest payments for fixed-rate interest payments enabling those customers to better manage their interest rate risk.
Mortgage banking operations income of $20.0 million for 2017 increased $7.9 million, or 65.0%, from $12.1 million for 2016, primarily due to growth in the servicing portfolio and higher sold volume due to acquisitions and expansion into new markets. During 2017, we sold $1.0 billion of residential mortgage loans, compared to $704.2 million for 2016.
Dividends on non-marketable equity securities of $9.2 million for 2017 increased $5.1 million from $4.1 million for 2016, as we have more shares of FHLB stock resulting from the YDKN acquisition.
Income from BOLI of $11.7 million for 2017 increased $1.4 million, or 14.1%, from $10.2 million in 2016, due to a combination of reinvesting into a higher yielding policy and death benefits received.
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
Other non-interest income was $11.1 million and $9.3 million for 2017 and 2016, respectively. Net gains on sale of fixed assets increased $1.4 million during 2017. During 2016, we recognized a gain of $2.4 million relating to the $10.0 million redemption of TPS that was originally issued by a company that we acquired.
Non-Interest Expense
Total non-interest expense of $681.5 million for 2017 increased $170.4 million, or 33.3%, from $511.1 million in 2016. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the increases for several line items related to the expanded operations due to the acquisition of YDKN in the first quarter of 2017 and the acquisition of METR and Fifth Third branches in the first half of 2016.
Salaries and employee benefits of $326.9 million for 2017 increased $87.1 million, or 36.3%, from $239.8 million in 2016, primarily due to employees added in conjunction with the aforementioned acquisitions, combined with merit increases and higher medical insurance costs in 2017. Our total full-time equivalent employees were 4,626 and 3,648 at December 31, 2017 and 2016, respectively.
Net occupancy and equipment expense of $103.1 million for 2017 increased $25.0 million, or 32.0%, from $78.1 million in 2016, primarily resulting from the aforementioned acquisitions, and our continued investment in new technology. The increased technology costs include upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with expanding regulatory requirements.
Amortization of intangibles expense of $17.5 million for 2017 increased $6.3 million, or 56.3%, from $11.2 million in 2016, due to the additional core deposit intangibles added as a result of the YDKN, METR and Fifth Third branches.
Outside services expense of $56.1 million for 2017 increased $12.4 million, or 28.3%, from $43.7 million in 2016, primarily due to increases of $6.8 million in data processing services, $1.8 million in information technology services, $0.5 million in armored car services and $3.0 million in other outsourced services, such as reporting, monitoring, shredding, printing, filing, security and legal expense. These increases were driven primarily by the aforementioned acquisitions.
FDIC insurance of $32.9 million for 2017 increased $13.7 million, or 71.3%, from $19.2 million in 2016, primarily due to a higher assessment base resulting from merger and acquisition activity combined with an increased rate due to YDKN's construction loan portfolio. Additionally, effective July 1, 2016, the FDIC assessment rate was increased to include a surcharge equal to 4.5 basis points on assets in excess of $10.0 billion.
Bank shares and franchise taxes expense of $10.3 million for 2017 increased $1.3 million, or 14.7%, from $8.9 million in 2016, primarily due to an increase in the bank shares tax rate from 0.89% to 0.95%, effective beginning January 1, 2017, and an increase in the capital base of the Pennsylvania bank shares tax, partially offset by apportionment dilution from increased activity in other states during the same reporting tax period.
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
Other non-interest expense was $78.2 million and $72.7 million for 2017 and 2016, respectively. During 2017, we recorded $6.2 million more in expense relating to historic and other tax credit investments and $3.1 million more in business development costs. We also incurred $3.1 million more in telephone expense and $1.4 million more in marketing expense, as we recognized additional costs associated with recent acquisitions. Additionally, miscellaneous losses increased $2.0 million from 2016, primarily due to higher credit card disputes and fraud losses given our expanded size and geographic footprint. Partially offsetting these increases to expense, supplies expense decreased $2.5 million, primarily due to the reclassification of $5.3 million in software subscriptions to equipment expense, partially offset by additional costs associated with the recent acquisitions. Also, we recorded $0.7 million less in OREO expense, primarily due to lower property write-downs that were taken in 2017 as compared to the level of write-downs taken in 2016. During 2016, we incurred a $2.6 million impairment charge on acquired other assets relating to low-income housing projects.
Income Taxes
Our income tax expense for 2017 increased $81.6 million, or 108.0%, from 2016, primarily due to the impact of a reduction in the valuation of net DTAs of $54.0 million due to the enactment of the TCJA. The effective tax rate was 44.1% for 2017, compared to 30.6% for 2016. The effective tax rate for 2016 was lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The variance between 2017 and 2016 in income tax expense and effective tax rate primarily relates to the aforementioned reduction in valuation of net DTAs, combined with increases in merger expenses and in the level of renewable energy, historic and LIHTCs recognized in 2017.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 12

	December 31		$ Change	% Change
(dollars in millions)	2018	2017
Assets
Cash and cash equivalents	$488	$479	$9	1.9%
Securities	6,595	6,007	588	9.8
Loans held for sale	22	93	(71)	(76.3)
Loans and leases, net	21,973	20,824	1,149	5.5
Goodwill and other intangibles	2,334	2,341	(7)	(0.3)
Other assets	1,690	1,674	16	1.0
Total Assets	$33,102	$31,418	$1,684	5.4%
Liabilities and Stockholders’ Equity
Deposits	$23,455	$22,400	$1,055	4.7%
Borrowings	4,756	4,347	409	9.4
Other liabilities	283	262	21	8.0
Total liabilities	28,494	27,009	1,485	5.5
Stockholders’ equity	4,608	4,409	199	4.5
Total Liabilities and Stockholders’ Equity	$33,102	$31,418	$1,684	5.4%

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary market in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.

Following is a summary of loans and leases:

TABLE 13

December 31	2018	2017	2016	2015	2014
(in millions)
Commercial real estate	$8,786	$8,742	$5,435	$4,109	$3,816
Commercial and industrial	4,556	4,170	3,043	2,602	2,318
Commercial leases	373	267	197	204	178
Other	46	17	36	39	41
Total commercial loans and leases	13,761	13,196	8,711	6,954	6,353
Direct installment	1,764	1,906	1,844	1,706	1,645
Residential mortgages	3,113	2,703	1,845	1,396	1,263
Indirect installment	1,933	1,448	1,196	997	875
Consumer lines of credit	1,582	1,746	1,301	1,137	1,111
Total consumer loans	8,392	7,803	6,186	5,236	4,894
Total loans and leases	$22,153	$20,999	$14,897	$12,190	$11,247
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties.

•	Commercial and industrial includes loans to businesses that are not secured by real estate.

•	Commercial leases consist of leases for new or used equipment.

•	Other is comprised primarily of credit cards and mezzanine loans.

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans.

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties.

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans.

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
Additional information relating to originated loans and loans acquired in a business combination is provided in Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Total loans and leases increased $1.2 billion, or 5.5%, to $22.2 billion at December 31, 2018, compared to $21.0 billion at December 31, 2017, led by strong commercial loan activity and continued growth in the equipment finance and asset-based lending businesses. Additionally, we experienced strong growth in our residential mortgage and indirect installment portfolios.
Total loans and leases increased $6.1 billion, or 41.0%, to $21.0 billion at December 31, 2017, compared to $14.9 billion at December 31, 2016, as we acquired $5.1 billion in loans from the YDKN acquisition. Additionally, organic growth resulted in an additional increase of $1.0 billion in total loans.
As of December 31, 2018, 35.1% of the commercial real estate loans were owner-occupied, while the remaining 64.9% were non-owner-occupied, compared to 35.3% and 64.7%, respectively, as of December 31, 2017. As of both December 31, 2018 and 2017, we had commercial construction loans of $1.2 billion, representing 5.2% and 5.6% of total loans and leases, respectively. Additionally, as of December 31, 2018 and 2017, we had residential construction loans of $273.4 million and $248.3 million, representing 1.2% and 1.1% of total loans and leases, respectively.
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is appropriate and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2018 and 2017, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Following is a summary of the maturity distribution of certain loan categories with fixed and floating interest rates as of December 31, 2018:
TABLE 14

(in millions)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$1,666	$6,037	$6,058	$13,761
Residential mortgages	10	41	3,062	3,113
Total	$1,676	$6,078	$9,120	$16,874
Interest rates for loans with maturities over one year:
Fixed		$2,416	$2,896	$5,312
Floating		3,662	6,224	9,886
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
During 2018, non-performing assets decreased $3.2 million. This reflects an increase of $4.5 million in non-accrual loans and decreases of $2.2 million in TDRs and $5.6 million in OREO. The increase in non-accrual loans is attributable to the migration of a few commercial loans, partially offset by the commercial note sale that occurred during the second quarter of 2018. The decrease in TDRs is related to the sale of Regency, which resulted in a decrease of $2.7 million in TDRs. The decrease in OREO was primarily attributable to the sale of two commercial properties totaling $2.4 million during 2018.
During 2017, non-performing loans and OREO increased $20.3 million. This reflects an increase of $9.2 million in non-accrual loans, $3.1 million and $8.1 million in TDRs and OREO, respectively. The increase in non-accrual loans was primarily attributable to the migration of a few borrowers in the commercial real estate portfolio, while the increase in TDRs was due largely to the modification of an acquired commercial credit. The increase in OREO was largely due to the addition of properties that were acquired from YDKN.
Following is a summary of non-performing loans and leases, by class:
TABLE 15

December 31	2018	2017	2016	2015	2014
(in millions)
Commercial real estate	$23	$31	$21	$26	$26
Commercial and industrial	37	23	26	15	9
Commercial leases	2	2	4	1	1
Other	1	1	1	—	—
Total commercial loans and leases	63	57	52	42	36
Direct installment	14	17	15	14	16
Residential mortgages	14	16	13	13	14
Indirect installment	2	2	2	1	1
Consumer lines of credit	7	6	4	2	2
Total consumer loans	37	41	34	30	33
Total non-performing loans and leases	$100	$98	$86	$72	$69
Following is a summary of non-performing assets:
TABLE 16

December 31	2018	2017	2016	2015	2014
(dollars in millions)
Non-accrual loans	$79	$75	$66	$50	$45
Troubled debt restructurings	21	23	20	22	24
Total non-performing loans	100	98	86	72	69
Other real estate owned	35	41	32	39	41
Total non-performing assets	$135	$139	$118	$111	$110
Non-performing loans / total loans and leases	0.45%	0.47%	0.58%	0.59%	0.61%
Non-performing loans + OREO / total loans and leases + OREO	0.61%	0.66%	0.79%	0.91%	0.97%
Non-performing assets / total assets	0.41%	0.44%	0.54%	0.63%	0.68%
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

Following is a summary of performing, non-performing and non-accrual originated TDRs, by class:
TABLE 17

(in millions)	Performing	Non- Performing	Non-Accrual	Total
December 31, 2018
Commercial real estate	$—	$—	$2	$2
Commercial and industrial	—	1	—	1
Total commercial loans	—	1	2	3
Direct installment	11	6	4	21
Residential mortgages	5	8	3	16
Consumer lines of credit	2	2	—	4
Total consumer loans	18	16	7	41
Total	$18	$17	$9	$44
December 31, 2017
Commercial real estate	$—	$—	$4	$4
Commercial and industrial	3	—	—	3
Total commercial loans	3	—	4	7
Direct installment	11	8	3	22
Residential mortgages	4	11	2	17
Consumer lines of credit	2	1	1	4
Total consumer loans	17	20	6	43
Total	$20	$20	$10	$50
December 31, 2016
Commercial real estate	$—	$—	$4	$4
Commercial and industrial	—	—	2	2
Total commercial loans	—	—	6	6
Direct installment	10	9	2	21
Residential mortgages	5	10	1	16
Consumer lines of credit	2	1	—	3
Total consumer loans	17	20	3	40
Total	$17	$20	$9	$46
December 31, 2015
Commercial real estate	$—	$2	$6	$8
Commercial and industrial	—	—	1	1
Total commercial loans	—	2	7	9
Direct installment	8	9	1	18
Residential mortgages	5	10	1	16
Consumer lines of credit	2	1	—	3
Total consumer loans	15	20	2	37
Total	$15	$22	$9	$46
December 31, 2014
Commercial real estate	$—	$2	$6	$8
Commercial and industrial	1	1	—	2
Total commercial loans	1	3	6	10
Direct installment	5	9	1	15
Residential mortgages	3	11	1	15
Consumer lines of credit	—	1	—	1
Total consumer loans	8	21	2	31
Total	$9	$24	$8	$41

Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

TABLE 18

December 31	2018	2017	2016	2015	2014
(dollars in millions)
Loans and leases 90 days or more past due:
Originated loans and leases	$5	$9	$9	$7	$9
Loans acquired in a business combination	53	90	41	30	38
Total loans and leases 90 days or more past due	$58	$99	$50	$37	$47
As a percentage of total loans and leases	0.26%	0.47%	0.33%	0.30%	0.42%
The increase in loans and leases 90 days or more past due and accruing in 2017 was primarily the result of the YDKN acquisition. Loans acquired in a business combination that are 90 days or more past due are considered to be accruing since we can reasonably estimate future cash flows and we expect to fully collect the carrying value of these loans. The loans acquired in a business combination were discounted and marked to fair value with interest income recognized via accretion in accordance with GAAP.
Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs:
TABLE 19

December 31	2018	2017	2016	2015	2014
(in millions)
Gross interest income:
Per contractual terms	$15	$23	$12	$7	$7
Recorded during the year	1	1	1	1	1

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

Following is a summary of changes in the allowance for credit losses related to loans and leases:

TABLE 20

Year Ended December 31	2018	2017	2016	2015	2014
(dollars in millions)
Balance at beginning of period	$175	$158	$142	$126	$111
Charge-offs:
Commercial real estate	(7)	(2)	(7)	(4)	(7)
Commercial and industrial	(20)	(27)	(19)	(3)	(4)
Commercial leases	(3)	(1)	(1)	(1)	—
Other	(4)	(4)	(3)	(2)	(1)
Commercial loans and leases	(34)	(34)	(30)	(10)	(12)
Direct installment	(17)	(12)	(10)	(11)	(10)
Residential mortgages	—	—	—	(1)	(1)
Indirect installment	(9)	(10)	(8)	(6)	(3)
Consumer lines of credit	(3)	(2)	(2)	(2)	(1)
Consumer loans	(29)	(24)	(20)	(20)	(15)
Purchased impaired loans	—	(1)	—	—	(3)
Other loans acquired in a business combination	(7)	(1)	(1)	(1)	(1)
Total charge-offs	(70)	(60)	(51)	(31)	(31)
Recoveries:
Commercial real estate	3	2	4	1	2
Commercial and industrial	2	2	2	2	2
Other	—	1	—	—	—
Commercial loans and leases	5	5	6	3	4
Direct installment	2	2	2	2	1
Indirect installment	4	4	2	1	1
Consumer lines of credit	—	—	—	—	—
Consumer loans	6	6	4	3	2
Other loans acquired in a business combination	3	5	1	1	1
Total recoveries	14	16	11	7	7
Net charge-offs	(56)	(44)	(40)	(24)	(24)
Provision for credit losses	61	61	56	40	39
Balance at end of period	$180	$175	$158	$142	$126
Net loan charge-offs/average loans	0.26%	0.22%	0.28%	0.21%	0.23%
Allowance for credit losses/total loans and leases	0.81%	0.84%	1.06%	1.16%	1.12%
Allowance for credit losses/non-performing loans	180.37%	178.75%	183.99%	197.44%	183.69%
The allowance for credit losses at December 31, 2018 increased $4.3 million or 2.4% from December 31, 2017, in response to growth in originated loans and leases and a small increase in originated criticized commercial loans. The provision for credit losses during 2018 was $61.2 million, which covered net charge-offs and supported organic loan growth. The amount of provision expense that resulted from the small increase in originated criticized commercial loans was offset by a provision benefit received through a decline in the overall delinquency and non-performing loan level in 2018. Net charge-offs were $56.0 million, or 0.26% of average loans, compared to $43.8 million, or 0.22% of average loans, in 2017, with the increase primarily due to $13.4 million, or 6 basis points, relating to the sale of a small portfolio of non-performing loans in the second quarter of 2018 and the sale of Regency in the third quarter of 2018.
The allowance for credit losses at December 31, 2017 increased $17.3 million or 11.0% from December 31, 2016, primarily in support of organic loan growth and to a lesser extent, moderate credit migration in commercial and industrial. The provision for credit losses for 2017 was $61.1 million, compared to $55.8 million in 2016. Net charge-offs totaled $43.8 million, or 0.22% of average loans, compared to $39.7 million, or 0.28% of average loans, in 2016.
The allowance for credit losses at December 31, 2016 increased $16.1 million, or 11.3%, from December 31, 2015, primarily in support of organic loan growth and credit migration. The provision for credit losses for 2016 was $55.8 million, due to organic loan growth and net charge-offs of $39.7 million, which included a $4.0 million charge-off from a single commercial relationship involving a borrower alleged to have falsified documents and financial information over an extended period of time, and credit migration.
The allowance for credit losses at December 31, 2015 increased $16.1 million, or 12.8%, from December 31, 2014, as the provision for credit losses for 2015 of $40.4 million exceeded net charge-offs of $24.4 million, with the remainder supporting loan growth in the originated portfolio and some credit migration within the commercial and industrial and indirect installment portfolios.
The allowance for credit losses at December 31, 2014 increased $15.1 million, or 13.7%, from December 31, 2013, as the provision for credit losses for 2014 of $38.6 million exceeded net charge-offs of $23.5 million, with the remainder supporting loan growth and incurred losses in the originated and acquired loan portfolios.
Following is a summary of the allocation of the allowance for credit losses and the percentage of loans in each category to total loans:
TABLE 21

December 31	2018		2017		2016		2015		2014
(dollars in millions)	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$55	28%	$50	25%	$47	28%	$42	29%	$37	27%
Commercial and industrial	49	19	52	17	48	18	41	21	33	19
Commercial leases	8	2	5	1	3	1	2	1	2	2
Other	2	—	2	—	1	—	1	—	1	—
Commercial loans and leases	114	49	109	43	99	47	86	51	73	48
Direct installment	14	7	21	8	21	12	22	14	21	14
Residential mortgages	20	12	16	10	10	10	8	9	8	7
Indirect installment	15	9	12	7	11	8	10	8	8	8
Consumer lines of credit	10	5	10	5	10	7	9	8	8	9
Consumer loans	59	33	59	30	52	37	49	39	45	38
Total originated loans	173	82	168	73	151	84	135	90	118	86
Purchased credit- impaired loans	1	—	1	—	1	—	1	—	1	—
Other loans acquired in a business combination	6	18	6	27	6	16	6	10	7	14
Total	$180	100%	$175	100%	$158	100%	$142	100%	$126	100%
During 2018, the allowance for credit losses allocated to commercial real estate, commercial and industrial, commercial leases, residential mortgages and indirect installment loans all increased to support organic loan growth. The allowance for credit losses allocated to direct installment loans decreased as a result of the sale of Regency. The allowance for credit losses allocated to other loans acquired in a business combination decreased due to improved credit quality.
During 2017, the allowance for credit losses allocated to commercial real estate, residential mortgages and indirect loans all increased to support organic loan growth. The allowance for credit losses allocated to commercial and industrial increased to support organic growth and moderate credit migration.
During 2016, the allowance for credit losses allocated to commercial loans increased to support organic loan growth, as well as migration within the commercial and industrial portfolio, which was impacted by the continued softness in the commodity industries, that adversely impacted certain borrowers operating in this area. The allowance for credit losses allocated to residential mortgages increased during 2016 largely due to organic growth within that portfolio.

During 2015, the allowance for credit losses allocated to commercial loans and consumer loans increased to support organic loan growth, while a portion of the allocated commercial and industrial and indirect installment allowance for credit losses also supported some limited credit migration within those portfolios. The allowance for credit losses allocated to residential mortgages decreased slightly during this same period, which was the result of growth-related reserves being more than offset by general improvements in asset quality within that portfolio. The allowance for credit losses allocated to loans acquired in a business combination decreased during the year as a result of favorable quarterly cash flow re-estimation results and problem credit resolution, with the PVF Capital Corp., ANNB, and Comm Bancorp, Inc. portfolios driving the decrease.
During 2014, the allowance for credit losses allocated to commercial loans, consumer loans and residential mortgages increased to support organic loan growth. The allowance for credit losses increased as a result of the growth in each of the loan portfolios noted above and was partially offset by allowance declines as a result of the general improvement in asset quality and charge-offs throughout 2014, particularly in the commercial loan portfolios. Furthermore, we expanded the number of modeling segments in 2014, which allowed for a more precise allowance calculation and moderately offset the required allowance as a result of organic loan growth. The allowance for credit losses allocated to loans acquired in a business combination increased during the year as a result of the quarterly cash flow re-estimation process, moderate builds in a few loan pools and, to a lesser extent, the addition of the BCSB and OBA portfolios.

Investment Activity
Investment activities serve to enhance net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities HTM and carried at amortized cost. All other securities are categorized as securities AFS and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as AFS are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity. A change in the value of securities HTM could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers and an OTTI is deemed to have occurred or if there was a change in our intent and ability to hold the securities to maturity.
As of December 31, 2018, debt securities classified as AFS and HTM each totaled $3.3 billion. During 2018, debt securities AFS increased by $576.9 million and debt securities HTM increased by $11.7 million from December 31, 2017. As of December 31, 2018 and 2017, we did not hold any trading securities.

The following table indicates the respective maturities and weighted-average yields of debt securities as of December 31, 2018:
TABLE 22

(dollars in millions)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after ten years	$1	5.25%
Obligations of U.S. government agencies:
Maturing after one year but within five years	2	3.60
Maturing after five years but within ten years	60	3.11
Maturing after ten years	127	2.79
Obligations of U.S. government-sponsored entities:
Maturing within one year	131	1.65
Maturing after one year but within five years	397	1.73
States of the U.S. and political subdivisions:
Maturing within one year	5	2.34
Maturing after one year but within five years	22	2.47
Maturing after five years but within ten years	121	3.44
Maturing after ten years	953	3.67
Other debt securities:
Maturing after five years but within ten years	2	3.38
Residential mortgage-backed securities:
Agency mortgage-backed securities	2,465	2.22
Agency collateralized mortgage obligations	1,955	2.54
Commercial mortgage-backed securities	354	3.38
Total	$6,595	2.58
The weighted average yields for tax-exempt debt securities are computed on an FTE basis using the federal statutory tax rate of 21.0%. The weighted average yields for debt securities AFS are based on amortized cost.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 23

December 31	2018	2017	2016
(in millions)
Securities Available for Sale:
U.S. Treasury	$—	$—	$30
U.S. government agencies	188	—	—
U.S. government-sponsored entities	317	348	368
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,465	1,615	1,267
Agency collateralized mortgage obligations	1,179	813	547
Non-agency collateralized mortgage obligations	—	—	1
Commercial mortgage-backed securities	229	—	1
States of the U.S. and political subdivisions	21	21	36
Other debt securities	2	5	10
Total debt securities	3,401	2,802	2,260
Equity securities	—	1	—
Total securities available for sale	$3,401	$2,803	$2,260
Debt Securities Held to Maturity:
U.S. Treasury	$1	$1	$1
U.S. government agencies	2	—	—
U.S. government-sponsored entities	215	247	272
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,036	1,220	852
Agency collateralized mortgage obligations	794	777	743
Non-agency collateralized mortgage obligations	—	—	2
Commercial mortgage-backed securities	126	80	50
States of the U.S. and political subdivisions	1,080	917	417
Total debt securities held to maturity	$3,254	$3,242	$2,337
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
Following is a summary of deposits:
TABLE 24

December 31	2018	2017	$ Change	% Change
(in millions)
Non-interest-bearing demand	$6,000	$5,720	$280	4.9%
Interest-bearing demand	9,660	9,571	89	0.9
Savings	2,526	2,488	38	1.5
Certificates and other time deposits	5,269	4,621	648	14.0
Total deposits	$23,455	$22,400	$1,055	4.7%

Total deposits increased during 2018, primarily as a result of growth in non-interest-bearing demand balances and certificates and other time deposits. The growth reflects heightened deposit-gathering efforts during 2018 focused on attracting new customer relationships through targeted promotional interest rates on 13-month, 19-month and 25-month certificates of deposit, combined with deepening relationships with existing customers through internal lead generation efforts. Relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings), also increased over this period. Generating growth in relationship-based transaction deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.
Following is a summary of time deposits of $100,000 or more by remaining maturity at December 31, 2018:

TABLE 25

(in millions)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$293	$12	$305
Three to six months	334	17	351
Six to twelve months	725	32	757
Over twelve months	886	154	1,040
Total	$2,238	$215	$2,453

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances, federal funds purchased and subordinated notes, increased to $4.1 billion at December 31, 2018 from $3.7 billion at December 31, 2017, primarily due to an increase of $0.5 billion in federal funds purchased.
Following is a summary of selected information relating to certain components of short-term borrowings:
TABLE 26

At or for the Year Ended December 31	2018	2017	2016
(dollars in millions)
FHLB Advances (Short-term)
Balance at year-end	$2,230	$2,285	$1,025
Maximum month-end balance	2,800	2,780	1,075
Average balance during year	1,932	1,868	491
Weighted average interest rates:
At year-end	2.64%	1.53%	0.73%
During the year	2.14%	1.20%	0.59%

Federal Funds Purchased
Balance at year-end	$1,535	$1,000	$1,037
Maximum month-end balance	1,830	1,607	1,238
Average balance during year	1,585	1,460	1,045
Weighted average interest rates:
At year-end	2.51%	1.38%	0.62%
During the year	1.93%	1.10%	0.49%
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
The assessment of capital adequacy depends on a number of factors such as expected organic growth in the Consolidated Balance Sheet, asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.
In accordance with the terms of our mergers with YDKN and METR, we issued common stock of 111,619,622 shares on March 11, 2017 and 34,041,181 shares on February 13, 2016, respectively.
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. Subsequent to year-end 2018, we completed an offering of $120.0 million aggregate principal amount of 4.950% fixed-to-floating subordinated notes due in 2029 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were approximately $118.3 million. We intend to use the net proceeds from the sale of the subordinated notes for general corporate purposes, which may include investments at the holding company level, providing capital to support the growth of FNBPA and our business, repurchases of our common shares, repayment of recurring obligations and refinancing of outstanding indebtedness and the payment of the cash consideration components of future acquisitions.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2018:
TABLE 27

(in millions)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$18,186	$—	$—	$—	$18,186
Certificates and other time deposits	3,255	1,531	352	131	5,269
Operating leases	25	39	23	49	136
Long-term debt	158	172	10	287	627
Total	$21,624	$1,742	$385	$467	$24,218

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2018:
TABLE 28

(in millions)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$4,864	$1,384	$613	$517	$7,378
Standby letters of credit	122	4	—	—	126
Total	$4,986	$1,388	$613	$517	$7,504
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Cash on hand at the parent has been managed by various strategies over the last few years. One significant management strategy resulted in the sale of 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC in exchange for cash consideration of $142 million. This transaction closed on August 31, 2018 and was the primary driver of the parent’s cash position increasing by $88.7 million from $165.7 million at December 31, 2017 to $254.4 million at December 31, 2018. This transaction accomplished several strategic objectives, including offering additional liquidity. Other potential strategies that management employs include strong earnings, increasing earnings retention rate and capital actions.
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

The LCR and MCH ratios are presented in the following table:
TABLE 29

December 31	2018	2017	Internal Limit
Liquidity coverage ratio	2.1 times	1.8 times	> 1 time
Months of cash on hand	14.4 months	10.2 months	> 12 months
The sale of Regency has resulted in MCH and LCR ratios that are in compliance with our Policy. The MCH ratio had fallen below our internal limit due to the YDKN acquisition in March 2017, as YDKN did not manage to a similar ratio and held only a minimal amount of cash on hand at their holding company.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $23.5 billion at December 31, 2018, an increase of $1.1 billion, or 4.7%, from December 31, 2017. Total non-interest-bearing demand deposit accounts grew by $280.0 million, or 4.9%, total interest-bearing demand deposit accounts grew by $89.0 million, or 0.9%, savings accounts grew by $37.5 million, or 1.5%, and time deposits grew by $648.5 million, or 14.0%.
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
The following table presents certain information relating to FNBPA's credit availability and salable unpledged securities:
TABLE 30

December 31	2018	2017
(dollars in millions)
Unused wholesale credit availability	$9,659	$8,189
Unused wholesale credit availability as a % of FNBPA assets	29.2%	26.3%
Salable unpledged government and agency securities	$2,424	$2,232
Salable unpledged government and agency securities as a % of FNBPA assets	7.3%	7.2%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2018 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was (7.1)% and (5.8)% as of December 31, 2018 and 2017, respectively. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.

TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$473	$890	$1,307	$2,365	$5,035
Investments	109	179	233	522	1,043
	582	1,069	1,540	2,887	6,078
Liabilities
Non-maturity deposits	178	356	534	1,067	2,135
Time deposits	579	606	702	1,369	3,256
Borrowings	2,853	131	25	42	3,051
	3,610	1,093	1,261	2,478	8,442
Period Gap (Assets - Liabilities)	$(3,028)	$(24)	$279	$409	$(2,364)
Cumulative Gap	$(3,028)	$(3,052)	$(2,773)	$(2,364)
Cumulative Gap to Total Assets	(9.1)%	(9.2)%	(8.4)%	(7.1)%
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

The following repricing gap analysis as of December 31, 2018 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 32

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$9,872	$741	$856	$1,530	$12,999
Investments	117	189	400	513	1,219
	9,989	930	1,256	2,043	14,218
Liabilities
Non-maturity deposits	6,365	—	—	—	6,365
Time deposits	668	606	700	1,365	3,339
Borrowings	3,269	1,057	10	12	4,348
	10,302	1,663	710	1,377	14,052
Off-balance sheet	(100)	855	—	—	755
Period Gap (assets - liabilities + off-balance sheet)	$(413)	$122	$546	$666	$921
Cumulative Gap	$(413)	$(291)	$255	$921
Cumulative Gap to Assets	(1.4)%	(1.0)%	0.9%	3.2%
The twelve-month cumulative repricing gap to total assets was 3.2% and 3.0% as of December 31, 2018 and 2017, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease. The slight change in the cumulative repricing gap at December 31, 2018 compared to December 31, 2017, is primarily related to growth and changes in the mix of loans, deposits and borrowings. The growth in the certificates of deposit portfolio was offset with the increased repricing of adjustable loans, the increased cash flow of the indirect portfolio, the funding of long-term FHLB advances and the use of interest rate swaps.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of December 31, 2018. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 33

December 31,	2018	2017	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.5%	3.0%	n/a
+ 200 basis points	2.5%	2.3%	(5.0)%
+ 100 basis points	1.4%	1.3%	(5.0)%
– 100 basis points	(3.1)%	(3.9)%	(5.0)%
Economic value of equity:
+ 300 basis points	(8.0)%	(5.9)%	(25.0)%
+ 200 basis points	(5.2)%	(3.7)%	(15.0)%
+ 100 basis points	(2.0)%	(1.2)%	(10.0)%
– 100 basis points	(1.0)%	(2.6)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +300 basis point Rate Ramp increases net interest income (12 months) by 2.7% and 2.0% at December 31, 2018 and 2017, respectively.
Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 57.4% and 56.6% of total loans as of December 31, 2018 and 2017, respectively. As of December 31, 2018, 78.5% of these loans, or 45.0% of total loans, are tied to the Prime or one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of December 31, 2018, the commercial swaps totaled $2.7 billion of notional principal, with $814.6 million in notional swap principal originated during 2018. The success of the aforementioned tactics has resulted in a moderately asset-sensitive position. For additional information regarding interest rate swaps, see Note 14, “Derivative and Hedging Activities” to the financial statements in this Report.
We desired to remain modestly asset-sensitive during 2018. A number of management actions and market occurrences resulted in the slight decrease in the asset sensitivity of our interest rate risk position during the period. The increase was primarily due to management's actions with the timing of funding loan and investment growth, as well as successful efforts to extend maturities in certificate of deposit activity and continued strong commercial loan interest rate swap activity.
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
The Board of Directors adopted a risk appetite statement that defines acceptable risk levels and limits under which we seek to operate in order to optimize returns. As such, the board monitors a series of KRIs, or Key Risk Indicators, for various business lines, operational units, and risk categories, providing insight into how our performance aligns with our stated risk appetite. These results are reviewed periodically by the Board of Directors and senior management to ensure adherence to our risk appetite statement, and where appropriate, adjustments are made to applicable business strategies and tactics where risks are approaching stated tolerances or for emerging risks.
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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the Compliance Department and the Information and Cyber Security Department, both of which report to the Chief Risk Officer, and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Our Information and Cyber Security Department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cyber security controls. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of

Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
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
TABLE 34
Operating Net Income Available to Common Stockholders

Year Ended December 31	2018	2017	2016		2015	2014
(in thousands)
Net income available to common stockholders	$364,817	$191,163	$162,850		$151,608	$135,698
Merger-related expense	—	56,513	37,439		3,033	9,611
Tax benefit of merger-related expense	—	(18,846)	(12,550)		(949)	(1,714)
Merger-related net securities gains	—	(2,609)	—		—	—
Tax expense of merger-related net securities gains	—	913	—		—	—
Reduction in valuation of deferred tax assets	—	54,042	—		—	—
Discretionary 401(k) contribution	874	—	—	—	—	—
Tax benefit of discretionary 401(k) contribution	(184)	—	—		—	—
Gain on sale of subsidiary	(5,135)	—	—		—	—
Tax expense of gain on sale of subsidiary	1,078	—	—		—	—
Branch consolidation costs	6,616	—	—		—	—
Tax benefit of branch consolidation costs	(1,389)	—	—		—	—
Operating net income available to common stockholders (non-GAAP)	$366,677	$281,176	$187,739		$153,692	$143,595

The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe charges such as merger expenses, branch consolidation costs and special one-time employee 401(k) contributions related to tax reform are not organic costs to run our operations and facilities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branch without any useful ongoing benefit to us. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of a business are not organic to our operations.

TABLE 35
Operating Earnings per Diluted Common Share

Year Ended December 31	2018	2017	2016	2015	2014
Net income per diluted common share	$1.12	$0.63	$0.78	$0.86	$0.80
Merger-related expense	—	0.19	0.18	0.02	0.06
Tax benefit of merger-related expense	—	(0.06)	(0.06)	(0.01)	(0.01)
Merger-related net securities gains	—	(0.01)	—	—	—
Tax expense of merger-related net securities gains	—	—	—	—	—
Reduction in valuation of deferred tax assets	—	0.18	—	—	—
Discretionary 401(k) contribution	—	—	—	—	—
Tax benefit of discretionary 401(k) contribution	—	—	—	—	—
Gain on sale of subsidiary	(0.01)	—	—	—	—
Tax expense of gain on sale of subsidiary	0.01	—	—	—	—
Branch consolidation costs	0.02	—	—	—	—
Tax benefit of branch consolidation costs	(0.01)	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$1.13	$0.93	$0.90	$0.87	$0.85
TABLE 36
Return on Average Tangible Common Equity

Year Ended December 31	2018	2017	2016
(dollars in thousands)
Net income available to common stockholders	$364,817	$191,163	$162,850
Amortization of intangibles, net of tax	12,365	11,386	7,287
Tangible net income available to common stockholders (non-GAAP)	$377,182	$202,549	$170,137
Average total stockholders’ equity	$4,490,833	$4,073,700	$2,499,976
Less: Average preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,334,727)	(2,108,102)	(1,059,856)
Average tangible common equity (non-GAAP)	$2,049,224	$1,858,716	$1,333,238
Return on average tangible common equity (non-GAAP)	18.41%	10.90%	12.76%
(1) Excludes loan servicing rights.

TABLE 37
Return on Average Tangible Assets

Year Ended December 31	2018	2017	2016
(dollars in thousands)
Net income	$372,858	$199,204	$170,891
Amortization of intangibles, net of tax	12,365	11,386	7,287
Tangible net income (non-GAAP)	$385,223	$210,590	$178,178
Average total assets	$32,138,497	$29,131,109	$20,677,717
Less: Average intangibles (1)	(2,334,727)	(2,108,102)	(1,059,856)
Average tangible assets (non-GAAP)	$29,803,770	$27,023,007	$19,617,861
Return on average tangible assets (non-GAAP)	1.29%	0.78%	0.91%
(1) Excludes loan servicing rights.

TABLE 38

Tangible Book Value per Common Share

December 31	2018	2017	2016
(in thousands, except per share data)
Total stockholders’ equity	$4,608,285	$4,409,194	$2,571,617
Less: Preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Intangibles (1)	(2,333,375)	(2,341,263)	(1,085,935)
Tangible common equity (non-GAAP)	$2,168,028	$1,961,049	$1,378,800
Ending common shares outstanding	324,314,529	323,465,140	211,059,547
Tangible book value per common share (non-GAAP)	$6.68	$6.06	$6.53
(1) Excludes loan servicing rights.
TABLE 39
Tangible equity to tangible assets (period-end)

December 31	2018	2017	2016
(dollars in thousands)
Total stockholders' equity	$4,608,285	$4,409,194	$2,571,617
Less: Intangibles(1)	(2,333,375)	(2,341,263)	(1,085,935)
Tangible equity (non-GAAP)	$2,274,910	$2,067,931	$1,485,682
Total assets	$33,101,840	$31,417,635	$21,844,817
Less: Intangibles(1)	(2,333,375)	(2,341,263)	(1,085,935)
Tangible assets (non-GAAP)	$30,768,465	$29,076,372	$20,758,882
Tangible equity / tangible assets (period-end) (non-GAAP)	7.39%	7.11%	7.16%
(1) Excludes loan servicing rights.

TABLE 40
Tangible common equity / tangible assets (period-end)

December 31	2018	2017	2016
(dollars in thousands)
Total stockholders' equity	$4,608,285	$4,409,194	$2,571,617
Less: Preferred stockholders' equity	(106,882)	(106,882)	(106,882)
Less: Intangibles (1)	(2,333,375)	(2,341,263)	(1,085,935)
Tangible common equity (non-GAAP)	$2,168,028	$1,961,049	$1,378,800
Total assets	$33,101,840	$31,417,635	$21,844,817
Less: Intangibles(1)	(2,333,375)	(2,341,263)	(1,085,935)
Tangible assets (non-GAAP)	$30,768,465	$29,076,372	$20,758,882
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.05%	6.74%	6.64%
 (1) Excludes loan servicing rights.
TABLE 41
Efficiency Ratio

Year Ended December 31	2018	2017	2016
(dollars in thousands)
Non-interest expense	$694,532	$681,541	$511,133
Less: Amortization of intangibles	(15,652)	(17,517)	(11,210)
Less: OREO expense	(6,359)	(4,438)	(5,153)
Less: Merger-related expense	—	(56,513)	(37,439)
Less: Impairment charge on other assets	—	—	(2,585)
Less: Discretionary 401(k) contribution	(874)	—	—
Less: Branch consolidation costs	(2,939)	—	—
Adjusted non-interest expense	$668,708	$603,073	$454,746
Net interest income	$932,489	$846,434	$611,512
Taxable equivalent adjustment	13,270	18,766	11,248
Non-interest income	275,651	252,449	201,761
Less: Net securities gains	(34)	(5,916)	(712)
Less: Gain on redemption of TPS	—	—	(2,422)
Less: Gain on sale of subsidiary	(5,135)	—	—
Less: Branch consolidation costs	3,677	—	—
Adjusted net interest income (FTE) + non-interest income	$1,219,918	$1,111,733	$821,387
Efficiency ratio (FTE) (non-GAAP)	54.82%	54.25%	55.36%

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting
February 26, 2019
F.N.B. Corporation’s internal control over financial reporting is a process effected by the Board of Directors, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with U.S. generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and the Board of Directors; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
February 26, 2019

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
Opinion on Internal Control over Financial Reporting
We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 26, 2019

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions, except share and per share data

	December 31
	2018	2017
Assets
Cash and due from banks	$451	$408
Interest-bearing deposits with banks	37	71
Cash and Cash Equivalents	488	479
Securities available for sale	3,341	2,765
Debt securities held to maturity (fair value of $3,155 and $3,218)	3,254	3,242
Loans held for sale (includes $14 and $56 measured at fair value) (1)	22	93
Loans and leases, net of unearned income of $3 and $51	22,153	20,999
Allowance for credit losses	(180)	(175)
Net Loans and Leases	21,973	20,824
Premises and equipment, net	330	337
Goodwill	2,255	2,249
Core deposit and other intangible assets, net	79	92
Bank owned life insurance	537	527
Other assets	823	810
Total Assets	$33,102	$31,418
Liabilities
Deposits:
Non-interest-bearing demand	$6,000	$5,720
Interest-bearing demand	9,660	9,571
Savings	2,526	2,488
Certificates and other time deposits	5,269	4,621
Total Deposits	23,455	22,400
Short-term borrowings	4,129	3,679
Long-term borrowings	627	668
Other liabilities	283	262
Total Liabilities	28,494	27,009
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 326,120,832 and 325,095,055 shares	3	3
Additional paid-in capital	4,049	4,033
Retained earnings	576	368
Accumulated other comprehensive loss	(106)	(83)
Treasury stock – 1,806,303 and 1,629,915 shares at cost	(21)	(19)
Total Stockholders’ Equity	4,608	4,409
Total Liabilities and Stockholders’ Equity	$33,102	$31,418
 (1) Amount represents loans for which we have elected the fair value option. See Note 24.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions, except per share data

	Year Ended December 31
	2018	2017	2016
Interest Income
Loans and leases, including fees	$1,022	$862	$598
Securities:
Taxable	119	97	72
Tax-exempt	28	20	9
Other	1	1	—
Total Interest Income	1,170	980	679
Interest Expense
Deposits	142	72	41
Short-term borrowings	75	44	12
Long-term borrowings	21	18	14
Total Interest Expense	238	134	67
Net Interest Income	932	846	612
Provision for credit losses	61	61	56
Net Interest Income After Provision for Credit Losses	871	785	556
Non-Interest Income
Service charges	126	120	97
Trust services	26	23	21
Insurance commissions and fees	18	19	18
Securities commissions and fees	18	15	13
Capital markets income	21	17	16
Mortgage banking operations	22	20	12
Dividends on non-marketable equity securities	16	9	4
Bank owned life insurance	13	12	10
Net securities gains	—	6	1
Other	16	11	9
Total Non-Interest Income	276	252	201
Non-Interest Expense
Salaries and employee benefits	370	327	240
Net occupancy	60	54	40
Equipment	55	49	38
Amortization of intangibles	16	18	11
Outside services	66	56	44
FDIC insurance	33	33	19
Bank shares and franchise taxes	12	10	9
Merger-related	—	57	37
Other	83	77	73
Total Non-Interest Expense	695	681	511
Income Before Income Taxes	452	356	246
Income taxes	79	157	75
Net Income	373	199	171
Preferred stock dividends	8	8	8
Net Income Available to Common Stockholders	$365	$191	$163
Earnings per Common Share
Basic	$1.13	$0.63	$0.79
Diluted	$1.12	$0.63	$0.78
Cash Dividends per Common Share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions

	Year Ended December 31
	2018	2017	2016
Net income	$373	$199	$171
Other comprehensive income (loss):
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $5, $3 and $7	(17)	(6)	(14)
Reclassification adjustment for gains included in net income, net of tax expense of $0, $0 and $0	—	—	—
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(1), $0 and $3	(2)	(1)	5
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $0, $0 and $1	(2)	—	(1)
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1, $0 and $0	(2)	—	—
Other Comprehensive (Loss) Income	(23)	(7)	(10)
Comprehensive Income	$350	$192	$161

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in millions, except per share data

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2016	$107	$2	$1,808	$243	$(51)	$(13)	$2,096
Comprehensive income (loss)				171	(10)		161
Dividends declared:
Preferred stock				(8)			(8)
Common stock: $0.48/share				(102)			(102)
Issuance of common stock		—	14			(2)	12
Issuance of common stock – acquisitions		—	404				404
Restricted stock compensation			7				7
Tax benefit of stock-based compensation			2				2
Balance at December 31, 2016	107	2	2,235	304	(61)	(15)	2,572
Comprehensive income (loss)				199	(7)		192
Dividends declared:
Preferred stock				(8)			(8)
Common stock: $0.48/share				(142)			(142)
Issuance of common stock		—	7			(4)	3
Issuance of common stock – acquisitions		1	1,782				1,783
Assumption of warrant due to acquisition			1				1
Restricted stock compensation			8				8
Reclassification due to tax reform				15	(15)		—
Balance at December 31, 2017	107	3	4,033	368	(83)	(19)	4,409
Comprehensive income (loss)				373	(23)		350
Dividends declared:
Preferred stock				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	6			(2)	4
Restricted stock compensation			10				10
Balance at December 31, 2018	$107	$3	$4,049	$576	$(106)	$(21)	$4,608
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions

	Year Ended December 31
	2018	2017	2016
Operating Activities
Net income	$373	$199	$171
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	109	89	61
Provision for credit losses	61	61	56
Deferred tax expense	33	129	15
Net securities gains	—	(6)	(1)
Tax benefit of stock-based compensation	—	(1)	(2)
Loans originated for sale	(1,117)	(1,098)	(713)
Loans sold	1,210	1,047	717
Net gain on sale of loans	(22)	(17)	(11)
Net change in:
Interest receivable	(6)	(18)	(5)
Interest payable	7	2	—
Bank owned life insurance	(10)	(11)	(5)
Other, net	(27)	(97)	10
Net cash flows provided by operating activities	611	279	293
Investing Activities
Net change in loans and leases	(1,394)	(1,100)	(816)
Securities available for sale:
Purchases	(1,200)	(1,142)	(1,066)
Sales	—	787	615
Maturities	592	570	544
Debt securities held to maturity:
Purchases	(387)	(1,186)	(1,063)
Sales	—	57	—
Maturities	370	395	357
Purchase of bank owned life insurance	—	(50)	(17)
Increase in premises and equipment	(35)	(57)	(60)
Net cash received in business combinations and divestitures	134	197	246
Net cash flows used in investing activities	(1,920)	(1,529)	(1,260)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	406	406	934
Time deposits	653	757	(120)
Short-term borrowings	450	379	252
Proceeds from issuance of long-term borrowings	37	155	46
Repayment of long-term borrowings	(77)	(199)	(173)
Net proceeds from issuance of common stock	14	11	18
Tax benefit of stock-based compensation	—	—	2
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(157)	(143)	(102)
Net cash flows provided by financing activities	1,318	1,358	849
Net Increase (Decrease) in Cash and Cash Equivalents	9	108	(118)
Cash and cash equivalents at beginning of year	479	371	489
Cash and Cash Equivalents at End of Year	$488	$479	$371

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

NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2018, we had 396 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina.
We provide a full range of commercial banking, consumer banking, and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA, founded in 1864. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include fiduciary and brokerage services, asset management, private banking and insurance.

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, FNTC, First National Investment Services Company, LLC, FNBIA, FNIA, Bank Capital Services, LLC, and F.N.B. Capital Corporation, LLC, and include results for each of these entities in the accompanying Consolidated Financial Statements.
Companies in which we hold more than a 50% voting equity interest, or a controlling financial interest, or are a variable interest entity (VIE) in which we have the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are consolidated. VIEs in which we do not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or does not have an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are not consolidated. Investments in companies that are not consolidated are accounted for using the equity method when we have the ability to exert significant influence. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and our proportional interest in the equity investments’ earnings are included in other non-interest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to December 31, 2018 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, accounting for loans acquired in a business combination, fair value of financial instruments, goodwill and other intangible assets, litigation, income taxes and deferred tax assets.

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in transit and amounts due from the Federal Reserve Bank and other depository institutions (including interest-bearing deposits).

Debt Securities
Debt securities comprise a significant portion of our Consolidated Balance Sheets. Such securities can be classified as trading, HTM or AFS. As of December 31, 2018 and 2017, we did not hold any trading debt securities.
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
Derivative Instruments and Hedging Activities
From time to time, we may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. All derivative instruments are carried at fair value on the Consolidated Balance Sheets as either an asset or liability. Accounting for the changes in fair value of a derivative is dependent upon whether or not it has been designated in a formal, qualifying hedging relationship. For derivatives in qualifying hedging relationships, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction.
Changes in fair value of a derivative instrument that has been designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income, net of tax. Amounts are reclassified from AOCI to the consolidated statements of income in the period or periods in which the hedged transaction affects earnings.
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
Loans Held for Sale and Loan Commitments
Certain of our residential mortgage loans are originated or purchased for sale in the secondary mortgage loan market. Effective January 1, 2017, we made an automatic election to account for all future originated or purchased residential mortgage loans held for sale under the FVO. The FVO election is intended to better reflect the underlying economics and better facilitate the economic hedging of the loans. The FVO is applied on an instrument by instrument basis and is an irrevocable election. Additionally, with the election of the FVO, fees and costs associated with the origination and acquisition of residential mortgage loans held for sale are expensed as incurred, rather than deferred. Changes in fair value under the FVO are recorded in mortgage banking operations non-interest income on the consolidated statements of income. Fair value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Prior to the FVO election, loans were generally sold at a premium or discount from the carrying amount of the loan which represented the lower of cost or fair value. Gain or loss on the sale of loans is recorded in mortgage banking operations non-interest income. Interest income on loans held for sale is recorded in interest income.
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
We also originate loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. The guaranteed portion of SBA loans originated with the intention to sell on the secondary market is classified as held for sale and carried at the lower of cost or fair value. At the time of the sale, we allocate the carrying value of the entire loan between the guaranteed portion sold and the unguaranteed portion retained based on their relative fair value which results in a discount recorded on the retained portion of the loan. The guaranteed portion is typically sold at a premium and the gain is recognized in other income for any net premium received in excess of the relative fair value of the portion of the loan transferred. The net carrying value of the retained portion of the loans is included in the appropriate commercial loan classification for disclosure purposes.
Loans (Excluding Loans Acquired in a Business Combination)
Loans we intend to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances, net of any unearned income, deferred origination fees or costs, or premium or discounts on purchased loans. Interest income on loans is computed over the term of the loans using the effective interest method. Loan origination fees or costs and premiums or discounts are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.
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
We consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The impairment loss is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. Purchased credit impaired loans are not classified as non-performing assets as the loans are considered to be performing.
Restructured loans are those in which concessions of terms have been made as a result of deterioration in a borrower’s financial condition. In general, the modification or restructuring of a debt constitutes a TDR if we for economic or legal reasons related to the borrower’s financial difficulties grant a concession to the borrower that we would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower occur in the normal course of business and do not necessarily constitute TDRs. To designate a loan as a TDR, the presence of both borrower financial distress and a concession of terms must exist. Additionally, a loan designated as a TDR does not necessarily result in the automatic placement of the loan on non-accrual status. When the full collection of principal and interest is reasonably assured on a loan designated as a TDR and the borrower does not otherwise meet the criteria for non-accrual status, we will continue to accrue interest on the loan. A restructured acquired loan that is accounted for as a component of a pool is not considered a TDR.
Allowance for Credit Losses
The allowance for credit losses is established as losses are estimated to have occurred through a provision charged to earnings. Loan losses are charged against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. Allowances for impaired commercial loans over $1.0 million are generally determined based on collateral values or the present value of estimated cash flows. All other impaired loans are evaluated in the aggregate based on loan segment loss given default. Changes in the allowance for credit losses related to impaired loans are charged or credited to the provision for credit losses.
The allowance for credit losses is maintained at a level that, in management’s judgment, is believed appropriate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. The appropriateness of the allowance for credit losses is based on management’s evaluation of potential loan losses in the loan portfolio, which includes an assessment of past experience, current economic conditions in specific industries and geographic areas, general economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Determination of the allowance for credit losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on transition matrices with predefined loss emergence and lookback periods, and consideration of qualitative factors, all of which are susceptible to significant change.
Loans Acquired in a Business Combination
Loans acquired in a business combination (impaired and non-impaired) are initially recorded at their acquisition-date fair values. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk.
The carryover of allowance for credit losses related to loans acquired in a business combination is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. The allowance for credit losses on loans acquired in a business combination reflects only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected.
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
Any loans acquired in a business combination that were not individually in the scope of ASC 310-30 because they didn’t meet the criteria above were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, we used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, probability of default and loss given default to estimate the expected cash flow for each loan pool. We believe analogizing to ASC 310-30 is the more appropriate option to follow in accounting for discount accretion on non-impaired loans acquired in a business combination other than revolving loans and therefore account for such loans in accordance with ASC 310-30. ASC 310-30 guidance does not apply to revolving loans. Consequently, discount accretion on revolving loans acquired is accounted for using the ASC 310-20 approach.
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
Loans acquired in a business combination that met the criteria for non-accrual of interest prior to acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, we do not consider contractually delinquent purchased credit impaired loans to be non-accrual or non-performing and continue to recognize interest income on these loans using the accretion model.
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

Other Real Estate Owned
OREO is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is included in other assets initially at the lower of estimated fair value of the asset less estimated selling costs or the carrying amount of the loan. Changes to the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized resulting from sales of OREO are recognized in non-interest income on the date of sale.
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
Loan Servicing Rights
We have two primary classes of servicing rights, residential mortgage loan servicing and SBA-guaranteed loan servicing. We recognize the right to service residential mortgage loans and SBA-guaranteed loans for others as an asset whether we purchase the servicing rights or as a result from a sale of loans that we originated or purchased when the servicing is contractually separated from the underlying loan and retained by us.
We initially record servicing rights at fair value in other assets, on the Consolidated Balance Sheets. Subsequently, servicing rights are measured at the lower of cost or fair value. Servicing rights are amortized in proportion to, and over the period of, estimated net servicing income in mortgage banking operations income for residential mortgage loans and non-interest income for SBA-guaranteed loans. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections.
Mortgage servicing rights are separated into pools based on common risk characteristics of the underlying loans and evaluated for impairment at least quarterly. SBA-guaranteed servicing rights are evaluated for impairment at least quarterly on an aggregate basis. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. If impairment exists at the pool level for residential mortgage loans or on an aggregate basis for SBA-guaranteed loans, the servicing right is written down through a valuation allowance and is charged against mortgage banking operations income or other non-interest income, respectively.
Bank Owned Life Insurance
We have purchased life insurance policies on certain current and former directors, officers and employees for which the Corporation is the owner and beneficiary. These policies are recorded in the Consolidated Balance Sheets at their cash surrender value, or the amount that could be realized by surrendering the policies. Tax-exempt income from death benefits and changes in the net cash surrender value are recorded in bank owned life insurance income.

Low Income Housing Tax Credit Partnerships
We invest in various affordable housing projects that qualify for LIHTCs. The net investments are recorded in other assets on the Consolidated Balance Sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. Our net investment in LIHTCs was $43.7 million and $20.9 million at December 31, 2018 and December 31, 2017, respectively. Our unfunded commitments in LIHTCs were $57.0 million and $67.2 million at December 31, 2018 and December 31, 2017, respectively.
Income Taxes
We file a consolidated federal income tax return. The provision for federal and state income taxes is based on income reported on the Consolidated Financial Statements, rather than the amounts reported on the respective income tax returns. DTAs and DTLs are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on DTAs and DTLs resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted. Beginning in the fourth quarter of 2017, we made an accounting policy election to reclassify the stranded tax effects that relate to a change in the federal tax rate from AOCI to retained earnings in accordance with newly adopted accounting guidance. We believe this change in accounting policy reduces the cost and complexity of accounting for stranded tax effects due to a change in federal tax rates.
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
We assess the likelihood that we will be able to recover our DTAs. If recovery is not likely, we will increase our provision for income taxes by recording a valuation allowance against the DTAs that are unlikely to be recovered. We believe that we will ultimately recover the DTAs recorded on our Consolidated Balance Sheets. However, should there be a change in our ability to recover our DTAs, the effect of this change would be recorded through the provision for income taxes in the period during which such change occurs.
We periodically review the tax positions we take on our tax return and apply a more likely than not recognition threshold for all tax positions that are uncertain. The amount recognized in the Consolidated Financial Statements is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.
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
Stock-Based Compensation
Our stock-based compensation awards require the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards, including stock options and restricted stock units, made to employees and stock awards made to directors. Generally, these restricted stock unit awards to employees vest over a three-year service period and the stock awards made to directors vest immediately.
We are required to estimate the fair value of stock-based awards on the date of grant. For time-based awards, the value of the award is recognized as expense in our Consolidated Statements of Income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire.
Prior to 2018, we granted performance-based restricted stock unit awards that had market-based performance conditions.  Compensation cost for awards with market-based performance targets is recognized based on the award’s grant date fair value.
Beginning in 2018, we granted multiple-condition performance-based restricted stock unit awards. These awards were accounted for by considering the market condition in the grant date fair value and recognizing compensation expense over the service period based on the grant date fair value and the probability that the non-market based performance condition will be met.

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

NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the FASB that we recently adopted or will be adopting in the future.
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
Retirement Benefits
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This Update requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost in the Consolidated Statements of Income and allows only the service cost component of net benefit cost to be eligible for capitalization.
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
Credit Losses
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

These Updates replace the current incurred loss impairment methodology with a methodology that reflects current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost and certain other instruments, including loans, HTM debt securities, net investments in leases and off-balance sheet credit exposures. CECL requires loss estimates for the remaining life of the financial asset at the time the asset is originated or acquired, considering historical experience, current conditions and reasonable and supportable forecasts. In addition, the Update will require the use of a modified AFS debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities.
January 1, 2020 Early adoption is permitted for fiscal years beginning after December 15, 2018
These Updates are to be applied using a cumulative-effect adjustment to retained earnings. The CECL model is a significant change from existing GAAP and may result in a material change to our accounting for financial instruments and regulatory capital. We have created a cross-functional steering committee to govern implementation. We are in the process of implementing a new modeling platform and integrating other auxiliary models to support a calculation of expected credit losses under CECL. We have made preliminary decisions on segmentation and are finalizing other inputs necessary to execute parallel runs beginning in the second quarter of 2019 to ensure we are ready to calculate, review and report on our CECL allowance for credit losses for the first quarter of 2020. The impact of this Update will be dependent on the portfolio composition, credit quality and forecasts of economic conditions at the time of adoption.

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
Leases
ASU 2016-02, Leases (Topic 842)

ASU 2018-10, Codification Improvements to Topic 842, Leases
ASU 2018-11, Leases (Topic 842), Targeted Improvements
ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors

These Updates require lessees to put most leases on the Consolidated Balance Sheets but recognize expenses in the Consolidated Statements of Income similar to current accounting. In addition, the Update changes the guidance for sale-leaseback transactions, initial direct costs and lease executory costs for most entities. All entities will classify leases to determine how to recognize lease related revenue and expense.
January 1, 2019 Early adoption is permitted.
These Updates are to be applied using a modified retrospective application including a number of optional practical expedients. The adoption of these Updates will result in the recording of approximately $120 million in net right-of-use assets and corresponding lease liabilities of approximately $130 million for operating leases on our Consolidated Balance Sheets with no impact on our consolidated net income.

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

Revenue Recognition
ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
This Update, as amended, modifies the guidance used to recognize revenue from contracts with customers for transfers of goods and services and transfers of nonfinancial assets, unless those contracts are within the scope of other guidance. The guidance also requires new qualitative and quantitative disclosures about contract balances and performance obligations.
		January 1, 2018	We adopted these Updates in the first quarter of 2018 under the modified retrospective method. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.

NOTE 3.    MERGERS AND ACQUISITIONS
Yadkin Financial Corporation
On March 11, 2017, we completed our acquisition of YDKN, a bank holding company based in Raleigh, North Carolina. YDKN’s banking affiliate, Yadkin Bank, was also merged into FNBPA on March 11, 2017. YDKN’s results of operations have been included in our Consolidated Statements of Income since that date. The acquisition enabled us to enter several southeastern markets, including Raleigh, Charlotte and the Piedmont Triad, which is comprised of Winston-Salem, Greensboro and High Point. We also completed the core systems conversion activities during the first quarter of 2017.
On the acquisition date, the fair values of YDKN included $6.8 billion in assets, of which there was $5.1 billion in loans and $5.2 billion in deposits. The acquisition was valued at $1.8 billion based on the acquisition-date FNB common stock closing price of $15.97 and resulted in FNB issuing 111,619,622 shares of our common stock in exchange for 51,677,565 shares of YDKN common stock. Under the terms of the merger agreement, shareholders of YDKN received 2.16 shares of FNB common stock for each share of YDKN common stock and cash in lieu of fractional shares. YDKN’s fully vested and outstanding stock options were converted into options to purchase and receive FNB common stock. In conjunction with the acquisition, we assumed a warrant that was issued by YDKN to the UST under the CPP. Based on the exchange ratio, this warrant, which expires in 2019, was converted into a warrant to purchase up to 207,320 shares of FNB common stock with an exercise price of $9.63.
The acquisition of YDKN constituted a business combination and has been accounted for using the acquisition method of accounting, and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows, market conditions, and other future events that are highly subjective in nature and may require adjustments, which can be updated for up to a year following the acquisition. Any adjustments to fair values and related adjustments to goodwill were recorded within the 12-month period. Based on the purchase price allocation, we recorded $1.2 billion in goodwill and $70.0 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

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

Branch Purchase – Fifth Third Bank
On April 22, 2016, we completed our purchase of 17 branch-banking locations and certain consumer loans in the Pittsburgh, Pennsylvania metropolitan area from Fifth Third. The fair value of the acquired assets totaled $312.4 million, including $198.9 million in cash, $95.4 million in loans and $14.1 million in fixed and other assets. We also assumed $302.5 million in deposits, for which we paid a deposit premium of 1.97%, as part of the transaction. The assets and liabilities relating to these purchased branches were recorded on our Consolidated Balance Sheet at their fair values as of April 22, 2016, and the related results of operations for these branches have been included in our Consolidated Statements of Income since that date. We recorded $14.1 million in goodwill and $4.1 million in core deposit intangibles as a result of the purchase transaction. The goodwill for this transaction is deductible for income tax purposes.
Metro Bancorp, Inc.
On February 13, 2016, we completed our acquisition of METR, a bank holding company based in Harrisburg, Pennsylvania. The acquisition enhanced our distribution and scale across Central Pennsylvania and allowed us to leverage the significant infrastructure investments made in connection with the expansion of our product offerings and risk management systems. On the acquisition date, the fair values of METR included $2.8 billion in assets, of which there was $1.9 billion in loans and $2.3 billion in deposits.
The acquisition was valued at $404.2 million and resulted in FNB issuing 34,041,181 shares of common stock in exchange for 14,345,319 shares of METR common stock. We also acquired the fully vested outstanding stock options of METR. The assets and liabilities of METR were recorded on our Consolidated Balance Sheet at their fair values as of the acquisition date, and METR’s results of operations have been included in our Consolidated Statements of Income since that date. METR’s banking affiliate, Metro Bank, was merged into FNBPA on February 13, 2016. Based on the purchase price allocation, we recorded $185.1 million in goodwill and $24.2 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

The following table summarizes the amounts recorded on the Consolidated Balance Sheets as of each of the acquisition dates in conjunction with the acquisitions discussed above:
TABLE 3.1

(in millions)	YDKN	Fifth Third Branches	METR
Fair value of consideration paid	$1,785	$—	$404
Fair value of identifiable assets acquired:
Cash and cash equivalents	197	199	47
Securities	940	—	723
Loans	5,114	95	1,863
Core deposit and other intangible assets	70	4	24
Fixed and other assets	459	14	127
Total identifiable assets acquired	6,780	312	2,784
Fair value of liabilities assumed:
Deposits	5,177	302	2,328
Borrowings	969	—	228
Other liabilities	68	24	9
Total liabilities assumed	6,214	326	2,565
Fair value of net identifiable assets acquired	566	(14)	219
Goodwill recognized (1)	$1,219	$14	$185

(1)	All of the goodwill for these transactions has been recorded in the Community Banking segment.

NOTE 4.    SECURITIES
The amortized cost and fair value of securities are as follows:
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
December 31, 2018
U.S. government agencies	$188	$—	$(1)	$187
U.S. government-sponsored entities	317	—	(4)	313
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,465	—	(36)	1,429
Agency collateralized mortgage obligations	1,179	5	(23)	1,161
Commercial mortgage-backed securities	229	—	(1)	228
States of the U.S. and political subdivisions	21	—	—	21
Other debt securities	2	—	—	2
Total debt securities available for sale	$3,401	$5	$(65)	$3,341
December 31, 2017
U.S. government-sponsored entities	$348	$—	$(4)	$344
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,615	1	(17)	1,599
Agency collateralized mortgage obligations	813	—	(18)	795
States of the U.S. and political subdivisions	21	—	—	21
Other debt securities	5	—	—	5
Total debt securities available for sale	2,802	1	(39)	2,764
Equity securities	1	—	—	1
Total securities available for sale	$2,803	$1	$(39)	$2,765

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Held to Maturity:
December 31, 2018
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	2	—	—	2
U.S. government-sponsored entities	215	—	(4)	211
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,036	—	(26)	1,010
Agency collateralized mortgage obligations	794	1	(24)	771
Commercial mortgage-backed securities	126	1	(1)	126
States of the U.S. and political subdivisions	1,080	3	(49)	1,034
Total debt securities held to maturity	$3,254	$5	$(104)	$3,155
December 31, 2017
U.S. Treasury	$1	$—	$—	$1
U.S. government-sponsored entities	247	—	(4)	243
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,220	3	(9)	1,214
Agency collateralized mortgage obligations	777	—	(20)	757
Commercial mortgage-backed securities	80	1	(1)	80
States of the U.S. and political subdivisions	917	13	(7)	923
Total debt securities held to maturity	$3,242	$17	$(41)	$3,218

During 2017, we received proceeds of $786.8 million from sales of AFS debt securities and realized a net gain of $3.7 million (gross gains of $4.7 million and gross losses of $1.0 million). We also received proceeds of $57.1 million from sales of HTM debt securities with a net carrying value of $54.9 million and realized a net gain of $2.2 million (gross gains of $2.2 million and $4,000 immaterial gross losses). The HTM debt securities that were sold represented amortizing securities that had already returned more than 85% of their principal outstanding at the time we acquired the securities and could be sold without tainting the remaining HTM portfolio. We did not have any sales during 2018.
Gross gains and gross losses were realized on securities as follows:
TABLE 4.2

Year Ended December 31	2018	2017	2016
(in millions)
Gross gains	$—	$7	$1
Gross losses	—	(1)	—
Net gains	$—	$6	$1

As of December 31, 2018, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$95	$94	$42	$41
Due after one year but within five years	239	236	185	181
Due after five years but within ten years	68	68	116	116
Due after ten years	126	125	955	910
	528	523	1,298	1,248
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,465	1,429	1,036	1,010
Agency collateralized mortgage obligations	1,179	1,161	794	771
Commercial mortgage-backed securities	229	228	126	126
Total debt securities	$3,401	$3,341	$3,254	$3,155
Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

December 31	2018	2017
(dollars in millions)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,874	$3,492
As collateral for short-term borrowings	279	264
Securities pledged as a percent of total securities	63.0%	62.5%

Following are summaries of the fair values and unrealized losses of temporarily impaired debt securities, segregated by length of impairment. The unrealized losses reported below are generally due to the higher interest rate environment.
TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Available for Sale:
December 31, 2018
U.S. government agencies	20	$145	$(1)	—	$—	$—	20	$145	$(1)
U.S. government-sponsored entities	1	36	—	11	227	(4)	12	263	(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	16	259	(4)	71	1,159	(32)	87	1,418	(36)
Agency collateralized mortgage obligations	2	82	(1)	47	590	(22)	49	672	(23)
Non-agency collateralized mortgage obligations	1	—	—	—	—	—	1	—	—
Commercial mortgage-backed securities	4	155	(1)	—	—	—	4	155	(1)
States of the U.S. and political subdivisions	2	2	—	6	10	—	8	12	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	46	$679	$(7)	136	$1,988	$(58)	182	$2,667	$(65)
December 31, 2017
U.S. government-sponsored entities	7	$107	$—	10	$201	$(4)	17	$308	$(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	977	(8)	28	473	(10)	71	1,450	(18)
Agency collateralized mortgage obligations	14	409	(6)	33	336	(12)	47	745	(18)
States of the U.S. and political subdivisions	7	11	—	1	1	—	8	12	—
Other debt securities	—	—	—	3	5	—	3	5	—
Total temporarily impaired debt securities AFS	71	$1,504	$(14)	75	$1,016	$(26)	146	$2,520	$(40)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Held to Maturity:
December 31, 2018
U.S. government-sponsored entities	—	$—	$—	12	$211	$(4)	12	$211	$(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	294	(4)	47	694	(22)	90	988	(26)
Agency collateralized mortgage obligations	3	42	—	49	611	(24)	52	653	(24)
Commercial mortgage-backed securities	5	26	—	4	43	(1)	9	69	(1)
States of the U.S. and political subdivisions	159	590	(27)	51	161	(22)	210	751	(49)
Total temporarily impaired debt securities HTM	210	$952	$(31)	163	$1,720	$(73)	373	$2,672	$(104)

December 31, 2017
U.S. government-sponsored entities	4	$55	$—	10	$186	$(4)	14	$241	$(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	36	648	(5)	11	184	(4)	47	832	(9)
Agency collateralized mortgage obligations	14	276	(2)	35	473	(18)	49	749	(20)
Commercial mortgage-backed securities	3	26	—	2	20	(1)	5	46	(1)
States of the U.S. and political subdivisions	16	57	(1)	37	121	(6)	53	178	(7)
Total temporarily impaired debt securities HTM	73	$1,062	$(8)	95	$984	$(33)	168	$2,046	$(41)
We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the years ended December 31, 2018, 2017 and 2016.

States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $1.1 billion as of December 31, 2018 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located throughout Pennsylvania, Ohio, Maryland, North Carolina and South Carolina. The average holding size of the securities in the municipal bond portfolio is $3.1 million. In addition to the strong stand-alone ratings, 63% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 5.     OTHER SECURITIES
Following is a summary of non-marketable equity securities:
TABLE 5.1

December 31	2018	2017
(in millions)
Federal Home Loan Bank stock	$209	$160
Federal Reserve Bank stock	122	122
Other non-marketable equity securities	1	1
Total non-marketable equity securities	$332	$283
We are a member of the FHLB of Pittsburgh and the FRB of Cleveland. Both institutions require members to purchase and hold a specified minimum level of stock based upon their membership, level of borrowings, collateral balances or participation in other programs. The FHLB and FRB stock is restricted in that they can only be sold back to the respective institutions. These non-marketable equity securities are included in other assets on the Consolidated Balance Sheets. The investments are carried at cost and evaluated for impairment periodically based on the ultimate recoverability of the par value. We determined there was no impairment at December 31, 2018 and 2017.

NOTE 6.     LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:
TABLE 6.1

(in millions)	Originated Loans and Leases	Loans Acquired in a Business Combination	Total Loans and Leases
December 31, 2018
Commercial real estate	$6,171	$2,615	$8,786
Commercial and industrial	4,140	416	4,556
Commercial leases	373	—	373
Other	46	—	46
Total commercial loans and leases	10,730	3,031	13,761
Direct installment	1,668	96	1,764
Residential mortgages	2,612	501	3,113
Indirect installment	1,933	—	1,933
Consumer lines of credit	1,119	463	1,582
Total consumer loans	7,332	1,060	8,392
Total loans and leases, net of unearned income	$18,062	$4,091	$22,153
December 31, 2017
Commercial real estate	$5,175	$3,567	$8,742
Commercial and industrial	3,495	675	4,170
Commercial leases	267	—	267
Other	17	—	17
Total commercial loans and leases	8,954	4,242	13,196
Direct installment	1,756	150	1,906
Residential mortgages	2,036	667	2,703
Indirect installment	1,448	—	1,448
Consumer lines of credit	1,152	594	1,746
Total consumer loans	6,392	1,411	7,803
Total loans and leases, net of unearned income	$15,346	$5,653	$20,999
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.

The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
The following table shows certain information relating to commercial real estate loans:
TABLE 6.2

December 31	2018	2017
(dollars in millions)
Commercial construction, acquisition and development loans	$1,152	$1,170
Percent of total loans and leases	5.2%	5.6%
Commercial real estate:
Percent owner-occupied	35.1%	35.3%
Percent non-owner-occupied	64.9%	64.7%
As of December 31, 2018 and 2017, we had residential construction loans of $273.4 million and $248.3 million, representing 1.2% and 1.1% of total loans and leases, respectively.
We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection. Following is a summary of the activity for these loans to related parties during 2018:
TABLE 6.3

(in millions)
Balance at beginning of period	$20
New loans	1
Repayments	(4)
Other	(1)
Balance at end of period	$16
Other represents the net change in loan balances resulting from changes in related parties during 2018.

Loans Acquired in a Business Combination
All loans acquired in a business combination were initially recorded at fair value at the acquisition date. Refer to the Loans Acquired in a Business Combination section in Note 1, “Summary of Significant Accounting Policies,” for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of loans acquired in a business combination included in the Consolidated Balance Sheets are as follows:
TABLE 6.4

December 31	2018	2017
(in millions)
Accounted for under ASC 310-30:
Outstanding balance	$3,768	$5,176
Carrying amount	3,570	4,834
Accounted for under ASC 310-20:
Outstanding balance	602	835
Carrying amount	513	813
Total loans acquired in a business combination:
Outstanding balance	4,370	6,011
Carrying amount	4,083	5,647
The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.

The carrying amount of purchased credit impaired loans included in the table above totaled $1.7 million at December 31, 2018 and $1.9 million at December 31, 2017, representing 0.04% and 0.03%, respectively, of the carrying amount of total loans acquired in a business combination as of each date.
The following table provides changes in accretable yield for all loans acquired in business combinations that are accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.
TABLE 6.5

Year Ended December 31	2018	2017
(in millions)
Balance at beginning of period	$708	$467
Acquisitions	—	445
Reduction due to unexpected early payoffs	(146)	(128)
Reclass from non-accretable difference	267	156
Disposals/transfers	(1)	(4)
Other	(1)	(1)
Accretion	(222)	(227)
Balance at end of period	$605	$708
Cash flows expected to be collected on loans acquired in business combinations are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income, and possibly principal expected to be collected. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Decreases in expected cash flows are recognized as impairment through a charge to the provision for credit losses and credit to the allowance for credit losses.

The excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield. The accretable yield is recognized into income over the remaining life of the loan, or pool of loans, using an effective yield method, since the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion model). The difference between the loan’s total scheduled principal and interest payments over all cash flows expected at acquisition is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which we do not expect to collect.
During 2018, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $266.5 million from the non-accretable difference to accretable yield primarily driven by overall improvement in the primary credit quality indicators of the majority of the acquired loan pools as well as increases to variable/adjustable interest rates throughout the year. This reclassification was $155.8 million for 2017. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools and was also positively impacted by the sale of $56.5 million of acquired residential mortgage loans in the second quarter of 2018.

Credit Quality
Management monitors the credit quality of our loan portfolio using several performance measures to do so based on payment activity and borrower performance.
Non-performing loans include non-accrual loans and non-performing TDRs. Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. We place loans on non-accrual status and discontinue interest accruals on loans generally when principal or interest is due and has remained unpaid for a certain number of days, or when the full amount of principal and interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans and leases are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are placed on non-accrual at 180 days, though we may place a loan on non-accrual prior to these past due thresholds as warranted. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. The majority of TDRs are loans in which we have granted a concession on the interest rate or the original repayment terms due to the borrower’s financial distress.
Following is a summary of non-performing assets:
TABLE 6.6

December 31	2018	2017
(dollars in millions)
Non-accrual loans	$79	$75
Troubled debt restructurings	21	23
Total non-performing loans	100	98
Other real estate owned	35	41
Total non-performing assets	$135	$139
Asset quality ratios:
Non-performing loans / total loans and leases	0.45%	0.47%
Non-performing loans + OREO / total loans and leases + OREO	0.61%	0.66%
Non-performing assets / total assets	0.41%	0.44%
The carrying value of residential other real estate owned held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $6.3 million at December 31, 2018 and $3.6 million at December 31, 2017. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at December 31, 2018 and December 31, 2017 totaled $8.9 million and $15.2 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:
TABLE 6.7

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2018
Commercial real estate	$7	$—	$17	$24	$6,147	$6,171
Commercial and industrial	5	—	19	24	4,116	4,140
Commercial leases	1	—	2	3	370	373
Other	—	—	1	1	45	46
Total commercial loans and leases	13	—	39	52	10,678	10,730
Direct installment	8	—	8	16	1,652	1,668
Residential mortgages	16	3	6	25	2,587	2,612
Indirect installment	11	1	2	14	1,919	1,933
Consumer lines of credit	5	1	3	9	1,110	1,119
Total consumer loans	40	5	19	64	7,268	7,332
Total originated loans and leases	$53	$5	$58	$116	$17,946	$18,062
December 31, 2017
Commercial real estate	$9	$—	$25	$34	$5,141	$5,175
Commercial and industrial	9	—	17	26	3,469	3,495
Commercial leases	1	—	2	3	264	267
Other	—	—	1	1	16	17
Total commercial loans and leases	19	—	45	64	8,890	8,954
Direct installment	13	5	9	27	1,729	1,756
Residential mortgages	14	3	5	22	2,014	2,036
Indirect installment	10	1	2	13	1,435	1,448
Consumer lines of credit	6	1	2	9	1,143	1,152
Total consumer loans	43	10	18	71	6,321	6,392
Total originated loans and leases	$62	$10	$63	$135	$15,211	$15,346

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (2) (3) (4)	Current	(Discount)/ Premium	Total Loans
Loans Acquired in a Business Combination
December 31, 2018
Commercial real estate	$19	$38	$3	$60	$2,723	$(168)	$2,615
Commercial and industrial	3	4	17	24	420	(28)	416
Total commercial loans	22	42	20	84	3,143	(196)	3,031
Direct installment	3	2	—	5	91	—	96
Residential mortgages	13	6	—	19	498	(16)	501
Consumer lines of credit	8	3	1	12	461	(10)	463
Total consumer loans	24	11	1	36	1,050	(26)	1,060
Total loans acquired in a business combination	$46	$53	$21	$120	$4,193	$(222)	$4,091
December 31, 2017
Commercial real estate	$35	$63	$4	$102	$3,657	$(192)	$3,567
Commercial and industrial	3	7	6	16	698	(39)	675
Total commercial loans	38	70	10	118	4,355	(231)	4,242
Direct installment	5	2	—	7	142	1	150
Residential mortgages	17	15	—	32	676	(41)	667
Consumer lines of credit	7	3	1	11	596	(13)	594
Total consumer loans	29	20	1	50	1,414	(53)	1,411
Total loans acquired in a business combination	$67	$90	$11	$168	$5,769	$(284)	$5,653

(1)	Approximately $14.7 million of originated past-due or non-accrual loans were sold during the second quarter of 2018.

(2)	Past due information for loans acquired in a business combination is based on the contractual balance outstanding at December 31, 2018 and 2017.

(3)
Loans acquired in a business combination are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, we do not consider acquired contractually delinquent loans to be non-accrual or non-performing and continue to recognize interest income on these loans using the accretion method. Loans acquired in a business combination are considered non-accrual or non-performing when, due to credit deterioration or other factors, we determine we are no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. We do not recognize interest income on loans acquired in a business combination considered non-accrual or non-performing.

(4)	Approximately $28.5 million of acquired past-due or non-accrual loans were sold during the second quarter of 2018.
We utilize the following categories to monitor credit quality within our commercial loan and lease portfolio:
TABLE 6.8

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better
Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring
Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected
Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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
The following tables present a summary of our commercial loans and leases by credit quality category segregated by loans and leases originated and loans acquired:
TABLE 6.9

	Commercial Loan and Lease Credit Quality Categories
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
December 31, 2018
Commercial real estate	$5,883	$163	$125	$—	$6,171
Commercial and industrial	3,879	180	81	—	4,140
Commercial leases	366	1	6	—	373
Other	45	—	1	—	46
Total originated commercial loans and leases	$10,173	$344	$213	$—	$10,730
December 31, 2017
Commercial real estate	$4,923	$152	$99	$1	$5,175
Commercial and industrial	3,267	133	92	3	3,495
Commercial leases	260	5	2	—	267
Other	16	—	1	—	17
Total originated commercial loans and leases	$8,466	$290	$194	$4	$8,954
Loans Acquired in a Business Combination
December 31, 2018
Commercial real estate	$2,256	$168	$191	$—	$2,615
Commercial and industrial	355	18	43	—	416
Total commercial loans acquired in a business combination	$2,611	$186	$234	$—	$3,031
December 31, 2017
Commercial real estate	$3,103	$251	$213	$—	$3,567
Commercial and industrial	604	26	45	—	675
Total commercial loans acquired in a business combination	$3,707	$277	$258	$—	$4,242
Credit quality information for loans acquired in a business combination is based on the contractual balance outstanding at December 31, 2018 and 2017.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:
TABLE 6.10

	Consumer Loan Credit Quality by Payment Status
(in millions)	Performing	Non-Performing	Total
Originated Loans
December 31, 2018
Direct installment	$1,654	$14	$1,668
Residential mortgages	2,598	14	2,612
Indirect installment	1,931	2	1,933
Consumer lines of credit	1,114	5	1,119
Total originated consumer loans	$7,297	$35	$7,332
December 31, 2017
Direct installment	$1,739	$17	$1,756
Residential mortgages	2,020	16	2,036
Indirect installment	1,446	2	1,448
Consumer lines of credit	1,148	4	1,152
Total originated consumer loans	$6,353	$39	$6,392
Loans Acquired in a Business Combination
December 31, 2018
Direct installment	$96	$—	$96
Residential mortgages	501	—	501
Indirect installment	—	—	—
Consumer lines of credit	462	1	463
Total consumer loans acquired in a business combination	$1,059	$1	$1,060
December 31, 2017
Direct installment	$150	$—	$150
Residential mortgages	667	—	667
Consumer lines of credit	592	2	594
Total consumer loans acquired in a business combination	$1,409	$2	$1,411
Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract is doubtful. Typically, we do not consider loans for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Effective July 1, 2018, we changed our threshold for measuring impairment on a collective basis.  Impairment is evaluated in the aggregate for newly impaired commercial loan relationships less than $1.0 million based on loan segment loss given default. Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan relationships less than $1.0 million based on loan segment loss given default. For commercial loan relationships greater than or equal to $1.0 million, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Consistent with our existing method of income recognition for loans, interest income on impaired loans, except those classified as non-accrual, is recognized using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to loans and leases considered to be impaired, by class of loan and lease:
TABLE 6.11

(in millions)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Year Ended December 31, 2018
Commercial real estate	$20	$16	$1	$17	$—	$18
Commercial and industrial	46	20	13	33	4	32
Commercial leases	2	2	—	2	—	4
Other	—	—	—	—	—	—
Total commercial loans and leases	68	38	14	52	4	54
Direct installment	17	14	—	14	—	14
Residential mortgages	16	14	—	14	—	15
Indirect installment	5	2	—	2	—	2
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	45	35	—	35	—	36
Total	$113	$73	$14	$87	$4	$90
At or for the Year Ended December 31, 2017
Commercial real estate	$27	$22	$3	$25	$1	$25
Commercial and industrial	29	11	4	15	3	24
Commercial leases	2	2	—	2	—	1
Total commercial loans and leases	58	35	7	42	4	50
Direct installment	19	17	—	17	—	17
Residential mortgages	18	16	—	16	—	16
Indirect installment	6	2	—	2	—	2
Consumer lines of credit	5	4	—	4	—	4
Total consumer loans	48	39	—	39	—	39
Total	$106	$74	$7	$81	$4	$89

Interest income continued to accrue on certain impaired loans and totaled approximately $5.9 million, $6.1 million and $4.6 million during 2018, 2017 and 2016, respectively. The above tables include one loan acquired in a business combination with a specific reserve at December 31, 2018.
Following is a summary of the allowance for credit losses required for loans acquired in a business combination due to changes in credit quality subsequent to the acquisition date:
TABLE 6.12

December 31	2018	2017
(in millions)
Commercial real estate	$2	$5
Commercial and industrial	4	—
Total commercial loans	6	5
Direct installment	1	2
Total consumer loans	1	2
Total allowance on loans acquired in a business combination	$7	$7
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
Following is a summary of the composition of total TDRs:
TABLE 6.13

(in millions)	Originated	Acquired	Total
December 31, 2018
Accruing:
Performing	$18	$—	$18
Non-performing	17	4	21
Non-accrual	9	—	9
Total TDRs	$44	$4	$48
December 31, 2017
Accruing:
Performing	$20	$—	$20
Non-performing	20	3	23
Non-accrual	10	—	10
Total TDRs	$50	$3	$53
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During 2018, we returned to performing status $4.0 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.

Excluding purchased credit impaired loans, commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. Our allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individually impaired loans under $1.0 million based on loan segment loss given default. Our allowance for loan losses includes specific reserves for commercial TDRs of less than $0.5 million at December 31, 2018 and 2017, respectively, and pooled reserves for individual loans of $0.5 million for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $4.0 million at December 31, 2018 and 2017, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of TDR loans, by class:
TABLE 6.14

Year Ended December 31	2018			2017
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	4	$1	$1	3	$2	$2
Commercial and industrial	10	—	—	3	3	3
Total commercial loans	14	1	1	6	5	5
Direct installment	80	4	4	641	5	5
Residential mortgages	15	1	1	43	3	2
Indirect installment	—	—	—	18	—	—
Consumer lines of credit	26	1	1	64	1	1
Total consumer loans	121	6	6	766	9	8
Total	135	$7	$7	772	$14	$13
The items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 6.15

Year Ended December 31	2018		2017
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	3	$1	1	$—
Commercial and industrial	1	—	—	—
Total commercial loans	4	1	1	—
Direct installment	7	1	131	1
Residential mortgages	4	—	6	—
Indirect installment	—	—	17	—
Consumer lines of credit	3	—	5	—
Total consumer loans	14	1	159	1
Total	18	$2	160	$1

NOTE 7.    ALLOWANCE FOR CREDIT LOSSES
Following is a summary of changes in the allowance for credit losses, by loan and lease class:
TABLE 7.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2018
Commercial real estate	$50	$(7)	$3	$(4)	$9	$55
Commercial and industrial	52	(20)	2	(18)	15	49
Commercial leases	5	(3)	—	(3)	6	8
Other	2	(4)	—	(4)	4	2
Total commercial loans and leases	109	(34)	5	(29)	34	114
Direct installment	21	(17)	2	(15)	8	14
Residential mortgages	16	—	—	—	4	20
Indirect installment	12	(9)	4	(5)	8	15
Consumer lines of credit	10	(3)	—	(3)	3	10
Total consumer loans	59	(29)	6	(23)	23	59
Total allowance on originated loans	168	(63)	11	(52)	57	173
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(7)	3	(4)	4	6
Total allowance on loans acquired in a business combination	7	(7)	3	(4)	4	7
Total allowance for credit losses	$175	$(70)	$14	$(56)	$61	$180

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2017
Commercial real estate	$47	$(2)	$2	$—	$3	$50
Commercial and industrial	48	(27)	2	(25)	29	52
Commercial leases	3	(1)	—	(1)	3	5
Other	1	(4)	1	(3)	4	2
Total commercial loans and leases	99	(34)	5	(29)	39	109
Direct installment	21	(12)	2	(10)	10	21
Residential mortgages	10	—	—	—	6	16
Indirect installment	11	(10)	4	(6)	7	12
Consumer lines of credit	10	(2)	—	(2)	2	10
Total consumer loans	52	(24)	6	(18)	25	59
Total allowance on originated loans	151	(58)	11	(47)	64	168
Purchased credit-impaired loans	1	(1)	—	(1)	1	1
Other loans acquired in a business combination	6	(1)	5	4	(4)	6
Total allowance on loans acquired in a business combination	7	(2)	5	3	(3)	7
Total allowance for credit losses	$158	$(60)	$16	$(44)	$61	$175
Year Ended December 31, 2016
Commercial real estate	$42	$(7)	$4	$(3)	$8	$47
Commercial and industrial	41	(19)	2	(17)	24	48
Commercial leases	2	(1)	—	(1)	2	3
Other	1	(3)	—	(3)	3	1
Total commercial loans and leases	86	(30)	6	(24)	37	99
Direct installment	21	(10)	2	(8)	8	21
Residential mortgages	8	—	—	—	2	10
Indirect installment	10	(8)	2	(6)	7	11
Consumer lines of credit	10	(2)	—	(2)	2	10
Total consumer loans	49	(20)	4	(16)	19	52
Total allowance on originated loans	135	(50)	10	(40)	56	151
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(1)	1	—	—	6
Total allowance on loans acquired in a business combination	7	(1)	1	—	—	7
Total allowance for credit losses	$142	$(51)	$11	$(40)	$56	$158

Following is a summary of the individual and collective allowance for credit losses and corresponding loan and lease balances by class:
TABLE 7.2

	Allowance		Loans and Leases Outstanding
(in millions)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2018
Commercial real estate	$—	$55	$6,171	$7	$6,164
Commercial and industrial	4	49	4,140	11	4,129
Commercial leases	—	9	373	—	373
Other	—	2	46	—	46
Total commercial loans and leases	4	115	10,730	18	10,712
Direct installment	—	14	1,668	—	1,668
Residential mortgages	—	19	2,612	—	2,612
Indirect installment	—	15	1,933	—	1,933
Consumer lines of credit	—	10	1,119	—	1,119
Total consumer loans	—	58	7,332	—	7,332
Total	$4	$173	$18,062	$18	$18,044
December 31, 2017
Commercial real estate	$1	$50	$5,175	$11	$5,164
Commercial and industrial	3	49	3,495	10	3,485
Commercial leases	—	5	267	—	267
Other	—	2	17	—	17
Total commercial loans and leases	4	106	8,954	21	8,933
Direct installment	—	21	1,756	—	1,756
Residential mortgages	—	16	2,036	—	2,036
Indirect installment	—	12	1,448	—	1,448
Consumer lines of credit	—	10	1,152	—	1,152
Total consumer loans	—	59	6,392	—	6,392
Total	$4	$165	$15,346	$21	$15,325
The above table excludes loans acquired in a business combination that were pooled into groups of loans for evaluating impairment.

NOTE 8. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others, as of December 31, 2018 and 2017, is listed below:
TABLE 8.1

December 31	2018	2017
(in millions)
Mortgage loans sold with servicing retained	$3,968	$3,257

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 8.2

Year Ended December 31	2018	2017	2016
(in millions)
Mortgage loans sold with servicing retained	$1,060	$1,769	$673
Pretax gains resulting from above loan sales (1)	19	22	13
Mortgage servicing fees (1)	9	8	4
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of the MSR activity:
TABLE 8.3

Year Ended December 31	2018	2017	2016
(in millions)
Balance at beginning of period	$29	$14	$9
Fair value of MSRs acquired	—	8	—
Additions	13	11	7
Payoffs and curtailments	(2)	(2)	(1)
Impairment charge	(1)	—	—
Amortization	(2)	(2)	(1)
Balance at end of period	$37	$29	$14
Fair value, beginning of period	$32	$18	$12
Fair value, end of period	41	32	18
The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party valuations. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of the MSR and as interest rates increase, mortgage loan prepayments decline, which results in an increase in the fair value of the MSR. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 8.4

December 31	2018	2017
(dollars in millions)
Weighted average life (months)	82.2	80.4
Constant prepayment rate (annualized)	10.1%	9.9%
Discount rate	9.7%	9.9%
Effect on fair value due to change in interest rates:
+0.25%	$3	$2
+0.50%	5	3
-0.25%	(3)	(2)
-0.50%	(6)	(4)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $0.5 million valuation allowance for MSRs as of December 31, 2018.
SBA-Guaranteed Loan Servicing
We retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors, as of December 31, 2018 and December 31, 2017, was as follows:
TABLE 8.5

December 31	2018	2017
(in millions)
SBA loans sold to investors with servicing retained	$283	$306
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 8.6

Year Ended December 31	2018	2017
(in millions)
SBA loans sold with servicing retained	$41	$54
Pretax gains resulting from above loan sales (1)	4	2
SBA servicing fees (1)	3	2
(1) Recorded in non-interest income.

Following is a summary of the activity in SBA servicing rights:
TABLE 8.7

Year Ended December 31	2018	2017
(in millions)
Balance at beginning of period	$5	$—
Fair value of servicing rights acquired	—	5
Additions	1	1
Payoffs, curtailments and amortization	(1)	(1)
Impairment (charge) / recovery	(1)	—
Balance at end of period	$4	$5
Fair value, beginning of period	$5	$—
Fair value, end of period	4	5
Following is a summary of key assumptions and the sensitivity of the SBA servicing rights to changes in these assumptions. The declines in fair values were immaterial in the scenarios presented.
TABLE 8.8

December 31	2018					2017
		Decline in fair value due to					Decline in fair value due to
(dollars in millions)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	52.2					63.5
Constant prepayment rate	12.5%	$—	$—	$—	$—	9.3%	$—	$—	$—	$—
Discount rate	19.4	—	—	—	—	14.9	—	—	—	—
The fair value of the SBA servicing rights is compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We had a $0.8 million valuation allowance for SBA servicing rights as of December 31, 2018.

NOTE 9.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:
TABLE 9.1

December 31	2018	2017
(in millions)
Land	$64	$67
Premises	238	240
Equipment	236	213
	538	520
Accumulated depreciation	(208)	(183)
Total premises and equipment, net	$330	$337

Depreciation expense for premises and equipment is presented in the following table:
TABLE 9.2

December 31	2018	2017	2016
(in millions)
Depreciation expense for premises and equipment	$39	$34	$23
We have operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC 840, Leases, taking into account escalation clauses. Rental expense is presented in the following table:
TABLE 9.3

December 31	2018	2017	2016
(in millions)
Rental expense	$33	$29	$21
Following is a summary of future minimum lease payments for years following December 31, 2018:
TABLE 9.4

(in millions)
2019	$25
2020	21
2021	18
2022	13
2023	10
Later years	49
Total minimum rental commitment under leases	$136

NOTE 10.      GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:
TABLE 10.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Total
Balance at January 1, 2017	$1,011	$8	$11	$2	$1,032
Goodwill (deductions) additions	1,217	—	—	—	1,217
Balance at December 31, 2017	2,228	8	11	2	2,249
Goodwill (deductions) additions	3	—	5	(2)	6
Balance at December 31, 2018	$2,231	$8	$16	$—	$2,255
We recorded goodwill in the Community Banking segment during 2017 and 2018 as a result of the purchase accounting adjustments relating to the various acquisitions described in Note 3, “Mergers and Acquisitions.” The addition of goodwill for the Insurance segment in 2018 was the result of the FNIA acquisition of a Maryland-based insurance agency on December 17, 2018. The deduction of goodwill for the Consumer Finance segment in 2018 was the result of the sale of Regency to Mariner Finance, LLC on August 31, 2018, as part of our strategy to enhance the overall positioning of our consumer banking operations.

The following table shows a summary of core deposit intangibles and customer renewal lists:
TABLE 10.2

(in millions)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2018
Gross carrying amount	$196	$15	$211
Accumulated amortization	(122)	(10)	(132)
Net carrying amount	$74	$5	$79
December 31, 2017
Gross carrying amount	$196	$12	$208
Accumulated amortization	(107)	(9)	(116)
Net carrying amount	$89	$3	$92
Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from eight to thirteen years.
The following table summarizes amortization expense recognized:
TABLE 10.3

December 31	2018	2017	2016
(in millions)
Amortization expense	$16	$18	$11
Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2018:
TABLE 10.4

(in millions)
2019	$14
2020	13
2021	11
2022	10
2023	9
Total	$57
Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2018 and 2017 and determined that our intangible assets are not impaired.

NOTE 11.      DEPOSITS
Following is a summary of deposits:
TABLE 11.1

December 31	2018	2017
(in millions)
Non-interest-bearing demand	$6,000	$5,720
Interest-bearing demand	9,660	9,571
Savings	2,526	2,488
Certificates and other time deposits:
Less than $100,000	2,816	2,461
$100,000 through $250,000	1,478	1,327
Greater than $250,000	975	833
Total certificates and other time deposits	5,269	4,621
Total deposits	$23,455	$22,400
Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2018:
TABLE 11.2

(in millions)
2019	$3,255
2020	1,309
2021	222
2022	143
2023	209
Later years	131
Total	$5,269

NOTE 12.      SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:
TABLE 12.1

December 31	2018	2017
(in millions)
Securities sold under repurchase agreements	$251	$256
Federal Home Loan Bank advances	2,230	2,285
Federal funds purchased	1,535	1,000
Subordinated notes	113	138
Total short-term borrowings	$4,129	$3,679
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance. Of the total short-term FHLB advances, 57.2% and 75.7% had overnight maturities as of December 31, 2018 and December 31, 2017, respectively.

The following represents weighted average interest rates on short-term borrowings:
TABLE 12.2

December 31	2018	2017	2016
Year-to-date average	1.89%	1.16%	0.61%
Period-end	2.49%	1.44%	0.69%

NOTE 13.      LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:
TABLE 13.1

December 31	2018	2017
(in millions)
Federal Home Loan Bank advances	$270	$310
Subordinated notes	87	88
Junior subordinated debt	111	110
Other subordinated debt	159	160
Total long-term borrowings	$627	$668
Scheduled annual maturities for the long-term borrowings for the years following December 31, 2018 are as follows:
TABLE 13.2

(in millions)
2019	$158
2020	116
2021	56
2022	8
2023	40
Later years	249
Total	$627
Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $7.4 billion, of which $2.5 billion was utilized as of December 31, 2018. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.39% to 4.19% for the year ended December 31, 2018 and 1.11% to 4.19% for the year ended December 31, 2017.

Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2028. At December 31, 2018, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rate on the subordinated notes are presented in the following table:
TABLE 13.3

December 31	2018	2017	2016
Subordinated notes weighted average interest rate	3.08%	2.85%	2.71%
Junior subordinated debt
The junior subordinated debt is comprised of the debt securities issued by FNB in relation to our six unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated variable interest entities and are included on the Consolidated Balance Sheets in long-term borrowings. One hundred percent of the common equity of each Trust is owned by FNB. The Trusts were formed for the purpose of issuing FNB-obligated mandatorily redeemable capital securities, or TPS to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by FNB, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our Financial Statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by us on the junior subordinated debt held by the Trusts. F.N.B. Statutory Trust II was formed by us, and the other five statutory trusts were assumed through acquisitions. The acquired statutory trusts were adjusted to fair value in conjunction with the various acquisitions.
We record the distributions on the junior subordinated debt issued to the Trusts as interest expense. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debt. The TPS are eligible for redemption, at any time, at our discretion. Under capital guidelines, the junior subordinated debt, net of our investments in the Trusts, is included in tier 2 capital. We have entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.
The following table provides information relating to the Trusts as of December 31, 2018:
TABLE 13.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	4.44%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26	1	27	10/18/2034	4.63%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25	1	21	12/15/2037	4.11%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	4.26%	LIBOR + 146 bps
American Community Capital Trust II	10	—	10	12/15/2033	5.19%	LIBOR + 280 bps
Crescent Financial Capital Trust I	8	—	9	10/7/2033	5.54%	LIBOR + 310 bps
Total	$116	$4	$111
Other subordinated debt
Subordinated Debt Due 2025. In an October 2015 debt offering, we issued $100.0 million aggregate principal amount of 4.875% subordinated notes due in October 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $98.4 million, and as of December 31, 2018, the carrying value was $98.9 million. These subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.

Subordinated Debt Due 2024. In conjunction with the YDKN acquisition, we assumed $15.5 million aggregate principal amount of 7.25% subordinated notes due in March 2024. These subordinated notes, which are eligible for treatment as tier 2 capital for regulatory capital purposes, were adjusted to fair value at the time of acquisition, and as of December 31, 2018, the carrying value was $16.6 million.
Subordinated Debt Due 2023. In conjunction with the YDKN acquisition, we assumed $38.1 million aggregate principal amount of 7.625% subordinated notes due in August 2023. These subordinated notes, which are eligible for treatment as tier 2 capital for regulatory capital purposes, were adjusted to fair value at the time of acquisition, and as of December 31, 2018, the carrying value was $43.4 million.
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets.
TABLE 14.1

December 31	2018			2017
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in millions)		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,155	$—	$3	$705	$—	$2
Interest rate swaps – not designated	2,740	2	10	2,246	1	12
Equity contracts – not designated	1	—	—	1	—	—
Total subject to master netting arrangements	3,896	2	13	2,952	1	14
Not subject to master netting arrangements:
Interest rate swaps – not designated	2,740	40	26	2,245	28	15
Interest rate lock commitments – not designated	47	1	—	88	2	—
Forward delivery commitments – not designated	55	—	—	107	—	—
Credit risk contracts – not designated	203	—	—	235	—	—
Equity contracts – not designated	1	—	—	1	—	—
Total not subject to master netting arrangements	3,046	41	26	2,676	30	15
Total	$6,942	$43	$39	$5,628	$31	$29

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
Derivatives Designated as Hedging Instruments under GAAP
Interest Rate Contracts. We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and certain of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. Any ineffective portion of the gain or loss is reported in earnings immediately.
Following is a summary of key data related to interest rate contracts:
TABLE 14.2

December 31	2018	2017
(in millions)
Notional amount	$1,155	$705
Fair value included in other assets	—	—
Fair value included in other liabilities	3	2
The following table shows amounts reclassified from accumulated other comprehensive income:
TABLE 14.3

December 31	2018		2017
(in millions)	Total	Net of Tax	Total	Net of Tax
Reclassified from AOCI to interest income	$—	$—	$1	$1
Reclassified from AOCI to interest expense	(3)	(2)	1	1
As of December 31, 2018, the maximum length of time over which forecasted interest cash flows are hedged is six years. In the twelve months that follow December 31, 2018, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $3.4 million ($2.7 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2018.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. For the years ended December 31, 2018 and 2017, there was no hedge ineffectiveness. Also, during the years ended December 31, 2018 and 2017, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Following is a summary of key data related to interest rate swaps:
TABLE 14.4

December 31	2018	2017
(in millions)
Notional amount	$5,480	$4,491
Fair value included in other assets	42	29
Fair value included in other liabilities	36	27
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
Risk participation agreements sold with notional amounts totaling $140.6 million as of December 31, 2018 have remaining terms ranging from nine months to ten years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at both December 31, 2018 and 2017. The fair values of risk participation agreements purchased and sold were $0.05 million and $(0.11) million, respectively, at December 31, 2018 and $0.04 million and $(0.1) million, respectively at December 31, 2017.
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.7 million and $0.9 million as of December 31, 2018 and 2017, respectively, in excess of amounts previously posted as collateral with the respective counterparty.
The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 14.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
December 31, 2018
Derivative Assets
Interest rate contracts:
Not designated	$2	$2	$—	$—
Total	$2	$2	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$3	$3	$—	$—
Not designated	10	9	—	1
Total	$13	$12	$—	$1

December 31, 2017
Derivative Assets
Interest rate contracts:
Not designated	$1	$1	$—	$—
Total	$1	$1	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$2	$2	$—	$—
Not designated	12	11	—	1
Total	$14	$13	$—	$1
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 14.6

		Year Ended December 31,
(in millions)	Consolidated Statements of Income Location	2018	2017
Interest Rate Contracts	Interest income – loans and leases	$—	$1
Interest Rate Contracts	Interest expense – short-term borrowings	(2)	1
Interest Rate Swaps	Other income	1	(1)
Credit Risk Contracts	Other income	—	—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 15.1

December 31	2018	2017
(in millions)
Commitments to extend credit	$7,378	$6,958
Standby letters of credit	126	133
At December 31, 2018, funding of 77.6% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

NOTE 16.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 283,037 and 251,379 performance-based restricted stock units in 2018 and 2017, respectively. As of December 31, 2018, we had available up to 2,332,770 shares of common stock to issue under this Plan.
The following table details our issuance of restricted stock units and the aggregate weighted average grant date fair values under these plans for the years indicated.
TABLE 16.1

(dollars in millions)	2018	2017	2016
Restricted stock units	962,799	713,998	574,125
Weighted average grant date fair values	$13	$10	$7
The unvested restricted stock unit awards are eligible to receive cash dividends or dividend equivalents which are ultimately used to purchase additional shares of stock and are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met. These awards are subject to certain accelerated vesting provisions upon retirement, death, disability or in the event of a change of control as defined in the award agreements.
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 16.2

	2018		2017		2016
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of year	1,975,862	$13.64	1,836,363	$12.97	1,548,444	$12.85
Granted	962,799	13.21	713,998	14.67	574,125	12.86
Net adjustment due to performance	—	—	(64,861)	13.85	72,070	11.79
Vested	(258,031)	13.19	(542,580)	12.71	(384,704)	12.11
Forfeited/expired	(214,743)	13.39	(31,018)	14.03	(31,394)	13.02
Dividend reinvestment	90,287	12.61	63,960	13.80	57,822	13.08
Unvested units outstanding at end of year	2,556,174	13.51	1,975,862	13.64	1,836,363	12.97

The following table provides certain information related to restricted stock units:
TABLE 16.3

Year Ended December 31	2018	2017	2016
(in millions)
Stock-based compensation expense	$10	$8	$7
Tax benefit related to stock-based compensation expense	2	3	2
Fair value of units vested	3	8	5
As of December 31, 2018, there was $13.6 million of unrecognized compensation cost related to unvested restricted stock units including $0.8 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. The components of the restricted stock units as of December 31, 2018 are as follows:
TABLE 16.4

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	1,470,720	1,085,454	2,556,174
Unrecognized compensation expense	$9	$5	$14
Intrinsic value	$14	$11	$25
Weighted average remaining life (in years)	1.90	1.83	1.87
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 16.5

	2018	Weighted Average Exercise Price per Share	2017	Weighted Average Exercise Price per Share	2016	Weighted Average Exercise Price per Share
Options outstanding at beginning of year	722,650	$7.96	892,532	$8.95	435,340	$8.86
Assumed from acquisitions	—	—	207,645	8.92	1,707,036	7.83
Exercised	(253,899)	7.77	(255,503)	10.21	(1,128,075)	7.18
Forfeited/expired	(10,397)	11.98	(122,024)	12.12	(121,769)	9.33
Options outstanding and exercisable at end of year	458,354	7.99	722,650	7.96	892,532	8.95

The following table summarizes information about stock options outstanding at December 31, 2018:
TABLE 16.6

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.45 - $5.18	81,219	2.14	$4.80
$5.19 - $7.78	66,055	3.22	6.85
$7.79 - $11.37	311,080	3.41	9.07
	458,354
The intrinsic value of outstanding and exercisable stock options at December 31, 2018 was $0.9 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.
The following table summarizes certain information relating to stock options exercised:
TABLE 16.7

Year Ended December 31	2018	2017	2016
(in millions)
Proceeds from stock options exercised	$2	$2	$8
Tax benefit recognized from stock options exercised	—	—	2
Intrinsic value of stock options exercised	1	1	7
Warrants
In conjunction with our participation in the UST’s CPP, we issued to the UST a warrant to purchase up to 1,302,083 shares of our common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant was reduced in half to 651,042 shares on June 16, 2009, the date we completed a public offering. The warrant, which expired in January 2019 without being exercised, was sold at auction by the UST and had an exercise price of $11.52 per share.
In conjunction with the ANNB acquisition on April 6, 2013, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of our common stock at an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 405,489, with a resulting lower exercise price of $3.02 per share as of March 31, 2018, prior to being exercised in May 2018.
In conjunction with the YDKN acquisition on March 11, 2017, the warrant issued by YDKN to the UST under the CPP has been converted into a warrant to purchase up to 207,320 shares of our common stock at an exercise price of $9.63 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 213,986, with a resulting lower exercise price of $9.33 per share as of December 31, 2018. The warrant, which was recorded at its fair value on March 11, 2017, was sold at auction by the UST and expires in 2019.

NOTE 17.    RETIREMENT PLANS
We sponsor the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan that has been frozen. The RIP covered employees who satisfied minimum age and length of service requirements. Although not required, during 2018, we made a $4.0 million contribution to the RIP.
We also sponsor two supplemental non-qualified retirement plans that have been frozen. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the benefit under the BRP is a monthly benefit equal to the participant's aggregate target benefit percentage multiplied by the participant’s highest average monthly cash compensation, including bonuses, during five consecutive calendar years within the last ten calendar years of employment before 2009. This monthly benefit is reduced by the monthly benefit the participant receives from the Social Security Administration, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the automatic contributions paid to participants under the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan.
The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the Consolidated Balance Sheets for the qualified and non-qualified plans described above (collectively, the Plans):
TABLE 17.1

December 31	2018			2017
	Qualified	Non-Qualified	Total	Qualified	Non-Qualified	Total
(in millions)
Accumulated benefit obligation	$145	$18	$163	$161	$20	$181
Projected benefit obligation at beginning of year	$162	$20	$182	$133	$20	$153
Acquisition	—	—	—	30	—	30
Interest cost	6	—	6	6	1	7
Actuarial loss	(12)	(1)	(13)	9	—	9
Benefits paid	(11)	(1)	(12)	(9)	(1)	(10)
Settlement	—	—	—	(7)	—	(7)
Projected benefit obligation at end of year	$145	$18	$163	$162	$20	$182
Fair value of plan assets at beginning of year	$164	$—	$164	$137	$—	$137
Acquisition	—	—	—	25	—	25
Actual return on plan assets	(7)	—	(7)	18	—	18
Corporation contribution	4	1	5	—	1	1
Benefits paid	(11)	(1)	(12)	(9)	(1)	(10)
Settlement	—	—	—	(7)	—	(7)
Fair value of plan assets at end of year	$150	$—	$150	$164	$—	$164
Funded status of plans	$5	$(18)	$(13)	$2	$(20)	$(18)
The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:
TABLE 17.2

Assumptions at December 31	2018	2017
Weighted average discount rate	4.18%	3.53%
Rates of average increase in compensation levels	3.50	3.50
The discount rate assumption at December 31, 2018 and 2017 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:
TABLE 17.3

Year Ended December 31	2018	2017	2016
(in millions)
Interest cost	$6	$7	$6
Expected return on plan assets	(11)	(11)	(9)
Actuarial loss amortization	2	2	2
Total pension income	(3)	(2)	(1)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	6	3	2
Amortization of actuarial loss	(2)	(2)	(2)
Total amount recognized in other comprehensive income	4	1	—
Total amount recognized in net periodic benefit cost and other comprehensive income	$1	$(1)	$(1)
The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:
TABLE 17.4

Assumptions for the Year Ended December 31	2018	2017	2016
Weighted average discount rate	4.19%	3.96%	4.19%
Rates of increase in compensation levels	3.50	3.50	3.50
Expected long-term rate of return on assets	7.25	7.25	7.25
The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.
The change in plan assets reflects benefits paid from the qualified pension plans of $10.1 million and $8.4 million for 2018 and 2017, respectively. As stated above, we made a $4.0 million contribution to the RIP during 2018. We did not make any contributions to the qualified pension plans during 2017. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $1.4 million for 2018 and $1.3 million for 2017.
The impact of changes in the discount rate and expected long-term rate of return on plan assets would have had the following effects on 2018 pension expense:
TABLE 17.5

(in millions)	Estimated Effect on Pension Expense
0.5% decrease in the discount rate	$—
0.5% decrease in the expected long-term rate of return on plan assets	1

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2018:
TABLE 17.6

(in millions)
Expected employer contributions:	2019	$1
Expected benefit payments:	2019	10
	2020	10
	2021	10
	2022	10
	2023	11
	2024 – 2028	53
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
TABLE 17.7

Year Ended December 31	2018	2017	2016
(in millions)
401(k) contribution expense	$15	$12	$9
We also sponsor an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.
Pension Plan Investment Policy and Strategy
Our investment strategy for the RIP is to diversify plan assets between a wide mix of securities within the equity and debt markets to allow the account the opportunity to meet the expected long-term rate of return requirements while minimizing short-term volatility. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, real estate investment trusts, emerging market and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. Treasury, U.S. agency, domestic investment-grade bonds, high-yield bonds, inflation-protected securities and international bonds.

The following table presents asset allocations for our pension plans as of December 31, 2018 and 2017, and the target allocation for 2019, by asset category:
TABLE 17.8

	Target Allocation	Percentage of Plan Assets
December 31	2019	2018	2017
Asset Category
Equity securities	45 - 65	55%	64%
Debt securities	30 - 50	41	33
Cash equivalents	0 - 10	4	3
At December 31, 2018 and 2017, equity securities included 585,000 and 575,128 shares, respectively, of our common stock, representing 4.0% and 4.9% of total plan assets at December 31, 2018 and 2017, respectively. Dividends received on our common stock held by the Plan were $0.3 million for both 2018 and 2017.
The fair values of our pension plan assets by asset category are as follows:
TABLE 17.9

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2018
Asset Class
Cash	$6	$—	$—	$6
Equity securities:
F.N.B. Corporation	6	—	—	6
Other large-cap U.S. financial services companies	3	—	—	3
Other large-cap U.S. companies	43	—	—	43
International companies	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	3	—	—	3
U.S. mid-cap equity index funds	4	—	—	4
Non-U.S. equities growth fund	6	—	—	6
U.S. equity funds:
U.S. mid-cap	9	—	—	9
U.S. small-cap	3	—	—	3
Other	4	—	—	4
Fixed income securities:
U.S. government agencies	—	49	—	49
Corporate bonds	—	2	—	2
Fixed income mutual funds:
U.S. investment-grade fixed income securities	11	—	—	11
Total	$99	$51	$—	$150

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2017
Asset Class
Cash	$6	$—	$—	$6
Equity securities:
F.N.B. Corporation	8	—	—	8
Other large-cap U.S. financial services companies	4	—	—	4
Other large-cap U.S. companies	46	—	—	46
International companies	1	—	—	1
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	3	—	—	3
U.S. small-cap equity index funds	4	—	—	4
U.S. mid-cap equity index funds	5	—	—	5
Non-U.S. equities growth fund	14	—	—	14
U.S. equity funds:
U.S. mid-cap	9	—	—	9
U.S. small-cap	3	—	—	3
Other	6	—	—	6
Fixed income securities:
U.S. government agencies	—	37	—	37
Corporate bonds	—	6	—	6
Fixed income mutual funds:
U.S. investment-grade fixed income securities	11	—	—	11
Total	$121	$43	$—	$164
The classifications for Level 1, Level 2 and Level 3 are discussed in Note 24, “Fair Value Measurements.”

NOTE 18.      INCOME TAXES
The TCJA included several changes to existing U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35% to 21%, which became effective January 1, 2018. We recognized the initial income tax effects of the TCJA in our 2017 Consolidated Financial Statements in accordance with SAB No. 118, which provides SEC staff guidance for the application of ASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. We recorded a provisional amount of $54.0 million at December 31, 2017 related to the remeasurement of deferred tax balances. Upon final analysis of available information and refinement of our calculations during 2018, we decreased our provisional amount by $1.9 million which is included as a component of income tax expense from continuing operations. We consider the TCJA remeasurement of our deferred taxes to be complete.
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

Income Tax Expense
Federal and state income tax expense consist of the following:
TABLE 18.1

Year Ended December 31	2018	2017	2016
(in millions)
Current income taxes:
Federal taxes	$41	$26	$58
State taxes	6	2	2
Total current income taxes	47	28	60
Deferred income taxes:
Federal taxes	32	128	15
State taxes	—	1	—
Total deferred income taxes	32	129	15
Total income taxes	$79	$157	$75
The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:
TABLE 18.2

Year Ended December 31	2018	2017	2016
Statutory federal tax rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1	0.5	0.7
Tax-exempt interest	(2.1)	(3.3)	(2.9)
Cash surrender value on BOLI	(0.5)	(1.1)	(1.5)
Tax credits	(2.8)	(2.6)	(0.9)
Affordable housing cost amortization, net of tax benefits	0.7	0.2	—
Tax Cuts and Jobs Act revaluation of net deferred tax assets	(0.4)	15.2	—
Other items	0.6	0.2	0.2
Actual effective tax rate	17.6%	44.1%	30.6%
The effective tax rate for 2018 was 17.6%, as compared to 44.1% in 2017. The effective tax rate of 17.6% in 2018 was lower than the 21% TCJA statutory federal tax rate due to tax-exempt income on investments and loans, tax credits and income from BOLI. The effective tax rate for 2017 was significantly higher at 44.1% than the 35% pre-TCJA statutory federal tax rate largely due to $54.0 million of income tax expense recorded from the revaluation of net DTAs in connection with the TCJA in 2017.
Income tax expense related to gains on the sale of securities is presented in the following table:
TABLE 18.3

Year Ended December 31	2018	2017	2016
(in millions)
Income tax expense related to gains on sale of securities	$—	$2	$—

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. DTAs and DTLs are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. As such, during December 2017, we remeasured our DTAs and DTLs as a result of the passage of the TCJA. The primary impact of this remeasurement was a reduction in DTAs and DTLs in connection with the reduction of the U.S. corporate income tax rate from 35% to 21%.
The following table presents the tax effects of significant temporary differences that give rise to federal and state DTAs and DTLs:
TABLE 18.4

December 31	2018	2017
(in millions)
Deferred tax assets:
Allowance for credit losses	$40	$39
Discounts on loans acquired in a business combination	51	64
Net operating loss/tax credit carryforwards	43	47
Deferred compensation	10	9
Securities impairments	1	1
Pension and other defined benefit plans	5	7
Net unrealized securities losses	12	7
Other	9	8
Total	171	182
Valuation allowance	(26)	(27)
Total deferred tax assets	145	155
Deferred tax liabilities:
Loan costs	(14)	(7)
Depreciation	(17)	(12)
Prepaid expenses	(1)	(4)
Amortizable intangibles	(16)	(18)
Lease financing	(18)	(10)
Mortgage servicing rights	(8)	(6)
Other	(4)	(2)
Total deferred tax liabilities	(78)	(59)
Net deferred tax assets	$67	$96
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the DTAs or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable DTAs. As of December 31, 2018, the valuation allowance primarily relates to unused federal and state net operating loss carryforwards expiring from 2019 to 2038. We anticipate that neither the state net operating loss carryforwards nor the other net DTAs at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the DTAs related to these items.
As of December 31, 2018, we had approximately $45.0 million of federal net operating loss and built-in loss carryforwards, $3.0 million of federal tax credit carryforwards, and $10.3 million of state net operating loss carryforwards to which we succeeded as a result of the YDKN acquisition. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2036. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no valuation allowance against the recorded DTA is warranted.

Uncertain Tax Positions

We account for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2018 and 2017, we have approximately $0.9 million and $0.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions. As of December 31, 2018, $0.7 million of these tax benefits would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. A tabular reconciliation of the unrecognized tax benefits is not presented as the impact of changes to uncertain tax positions on our income tax expense was immaterial.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2015. With limited exception, we are no longer subject to state income tax examinations for years prior to 2015. We anticipate that a reduction in the unrecognized tax benefit of up to $0.07 million may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

NOTE 19.      OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 19.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2018
Balance at beginning of period	$(29)	$5	$(59)	$(83)
Other comprehensive (loss) income before reclassifications	(17)	(2)	(2)	(21)
Amounts reclassified from AOCI	—	(2)	—	(2)
Net current period other comprehensive (loss) income	(17)	(4)	(2)	(23)
Balance at end of period	$(46)	$1	$(61)	$(106)
The amounts reclassified from AOCI related to debt securities AFS are included in net securities gains on the Consolidated Statements of Income, while the amounts reclassified from AOCI related to derivative instruments are included in interest income on loans and leases on the Consolidated Statements of Income.
The tax (benefit) expense amounts reclassified from AOCI in connection with the debt securities AFS and derivative instruments reclassifications are included in income taxes on the Consolidated Statements of Income.

NOTE 20.      EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 20.1

Year Ended December 31	2018	2017	2016
(dollars in millions, except per share data)
Net income	$373	$199	$171
Less: Preferred stock dividends	8	8	8
Net income available to common stockholders	$365	$191	$163
Basic weighted average common shares outstanding	324,207,198	302,195,295	206,244,498
Net effect of dilutive stock options, warrants and restricted stock	1,416,405	1,662,681	1,524,111
Diluted weighted average common shares outstanding	325,623,603	303,857,976	207,768,609
Earnings per common share:
Basic	$1.13	$0.63	$0.79
Diluted	$1.12	$0.63	$0.78
The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 20.2

Year Ended December 31	2018	2017	2016
Average shares excluded from the diluted earnings per common share calculation	81	910	9,980

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
As of December 31, 2018, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:
TABLE 21.1

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
F.N.B. Corporation:
Total capital	$2,875	11.54%	$2,490	10.00%	$2,459	9.88%
Tier 1 capital	2,395	9.62	1,992	8.00	1,961	7.88
Common equity tier 1	2,289	9.19	1,619	6.50	1,588	6.38
Leverage	2,395	7.87	1,523	5.00	1,218	4.00
Risk-weighted assets	24,900
FNBPA:
Total capital	2,735	10.99	2,489	10.00	2,458	9.88
Tier 1 capital	2,553	10.26	1,992	8.00	1,960	7.88
Common equity tier 1	2,473	9.94	1,618	6.50	1,587	6.38
Leverage	2,553	8.39	1,521	5.00	1,217	4.00
Risk-weighted assets	24,894

As of December 31, 2017
F.N.B. Corporation:
Total capital	$2,666	11.39%	$2,340	10.00%	$2,165	9.25%
Tier 1 capital	2,185	9.33	1,872	8.00	1,697	7.25
Common equity tier 1	2,078	8.88	1,521	6.50	1,346	5.75
Leverage	2,185	7.58	1,441	5.00	1,153	4.00
Risk-weighted assets	23,404
FNBPA:
Total capital	2,504	10.74	2,333	10.00	2,158	9.25
Tier 1 capital	2,333	10.00	1,866	8.00	1,691	7.25
Common equity tier 1	2,253	9.66	1,516	6.50	1,341	5.75
Leverage	2,333	8.14	1,433	5.00	1,146	4.00
Risk-weighted assets	23,326
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
Due to usable vault cash, the aggregate cash reserves FNBPA was required to maintain with the FRB amounted to less than $1 million at December 31, 2018. We also maintain deposits for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2018, our subsidiaries had $356.1 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $537.1 million at December 31, 2018.

NOTE 22.      CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 22.1

Year Ended December 31	2018	2017	2016
(in millions)
Interest paid on deposits and other borrowings	$230	$129	$67
Income taxes paid	19	53	60
Transfers of loans to other real estate owned	12	35	15

NOTE 23.      BUSINESS SEGMENTS
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
TABLE 23.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2018
Interest income	$1,145	$—	$—	$25	$—	$1,170
Interest expense	219	—	—	2	17	238
Net interest income	926	—	—	23	(17)	932
Provision for credit losses	54	—	—	6	1	61
Non-interest income	213	44	16	2	1	276
Non-interest expense (1)	609	33	17	15	5	679
Amortization of intangibles	15	1	—	—	—	16
Income tax expense (benefit)	82	2	—	1	(6)	79
Net income (loss)	379	8	(1)	3	(16)	373
Total assets	32,997	26	25	—	54	33,102
Total intangibles	2,304	10	20	—	—	2,334

At or for the Year Ended December 31, 2017
Interest income	$944	$—	$—	$40	$(4)	$980
Interest expense	118	—	—	4	12	134
Net interest income	826	—	—	36	(16)	846
Provision for credit losses	53	—	—	8	—	61
Non-interest income	197	39	16	3	(3)	252
Non-interest expense (1)	597	30	15	21	—	663
Amortization of intangibles	17	1	—	—	—	18
Income tax expense (benefit)	153	3	—	5	(4)	157
Net income (loss)	203	5	1	5	(15)	199
Total assets	31,156	24	21	181	36	31,418
Total intangibles	2,317	10	12	2	—	2,341

At or for the Year Ended December 31, 2016
Interest income	$641	$—	$—	$41	$(3)	$679
Interest expense	56	—	—	4	7	67
Net interest income	585	—	—	37	(10)	612
Provision for credit losses	49	—	—	7	—	56
Non-interest income	149	35	15	3	(1)	201
Non-interest expense (1)	437	27	13	22	1	500
Amortization of intangibles	11	—	—	—	—	11
Income tax expense (benefit)	72	3	1	4	(5)	75
Net income (loss)	165	5	1	7	(7)	171
Total assets	21,629	20	22	193	(19)	21,845
Total intangibles	1,062	10	12	2	—	1,086

(1)	Excludes amortization of intangibles, which is presented separately.

NOTE 24.      FAIR VALUE MEASUREMENTS
We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities AFS, mortgage loans held for sale accounted for under FVO and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a non-recurring basis, such as certain impaired loans, OREO and certain other assets.
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
In determining fair value, we use various valuation approaches, including market, income and cost approaches. ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from independent sources. Unobservable inputs reflect our assumptions about the assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.
The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
TABLE 24.1

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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
These securities are recorded at fair value on a recurring basis. At December 31, 2018, 100.0% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2018 and 2017, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to the MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and classified as Level 3.
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
SBA loans held for sale are carried under lower of cost or fair value, for which, periodically, it may be necessary to record non-recurring fair value adjustments. Fair value for SBA loans held for sale, when recorded, is based on independent quoted market prices and is classified as Level 2.
Impaired Loans
We reserve for commercial loan relationships greater than or equal to $1.0 million that we consider impaired as defined in ASC 310 at the time we identify the loan as impaired based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 24.2

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$187	$—	$187
U.S. government-sponsored entities	—	313	—	313
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,429	—	1,429
Agency collateralized mortgage obligations	—	1,161	—	1,161
Commercial mortgage-backed securities	—	228	—	228
States of the U.S. and political subdivisions	—	21	—	21
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,341	—	3,341
Loans held for sale	—	14	—	14
Derivative financial instruments
Trading	—	42	1	43
Total derivative financial instruments	—	42	1	43
Total assets measured at fair value on a recurring basis	$—	$3,397	$1	$3,398
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$36	$—	$36
Not for trading	—	3	—	3
Total derivative financial instruments	—	39	—	39
Total liabilities measured at fair value on a recurring basis	$—	$39	$—	$39

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets Measured at Fair Value
Debt securities available for sale
U.S. government-sponsored entities	$—	$344	$—	$344
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,599	—	1,599
Agency collateralized mortgage obligations	—	795	—	795
States of the U.S. and political subdivisions	—	21	—	21
Other debt securities	—	5	—	5
Total debt securities available for sale	—	2,764	—	2,764
Equity securities available for sale
Financial services industry	—	1	—	1
Total equity securities available for sale	—	1	—	1
Total securities available for sale	—	2,765	—	2,765
Loans held for sale	—	56	—	56
Derivative financial instruments
Trading	—	28	—	28
Not for trading	—	1	2	3
Total derivative financial instruments	—	29	2	31
Total assets measured at fair value on a recurring basis	$—	$2,850	$2	$2,852
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$27	$—	$27
Not for trading	—	2	—	2
Total derivative financial instruments	—	29	—	29
Total liabilities measured at fair value on a recurring basis	$—	$29	$—	$29

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 24.3

(in millions)	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Interest Rate Lock Commitments	Total
Year Ended December 31, 2018
Balance at beginning of period	$—	$—	$—	$2	$2
Purchases, issuances, sales and settlements:
Purchases	—	—	—	5	5
Settlements	—	—	—	(6)	(6)
Balance at end of period	$—	$—	$—	$1	$1
Year Ended December 31, 2017
Balance at beginning of period	$—	$1	$1	$—	$2
Purchases, issuances, sales and settlements:
Purchases	12	—	—	2	14
Sales/redemptions	(12)	—	(1)	—	(13)
Settlements	—	—	—	(5)	(5)
Transfers from Level 3	—	(1)	—	—	(1)
Transfers into Level 3	—	—	—	5	5
Balance at end of period	$—	$—	$—	$2	$2
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels during 2018. During 2017, we acquired $12.0 million in other debt securities from YDKN that are measured at Level 3. These securities were sold during the second quarter of 2017. During 2017, we transferred equity securities totaling $0.6 million from Level 3 to Level 2, as a result of increased trading activity relating to these securities.
For the year ended December 31, 2018, we recorded in earnings $0.6 million of unrealized gains relating to the adoption of ASU 2016-01 and market value adjustments on marketable equity securities. These unrealized gains included in earnings are in the other non-interest income line item in the Consolidated Statement of Income. For the year ended December 31, 2017, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total realized net securities gains included in earnings are in the net securities gains line item in the Consolidated Statements of Income.

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
TABLE 24.4

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2018
Impaired loans	$—	$—	$15	$15
Other real estate owned	—	—	5	5
Other assets - SBA servicing asset	—	—	4	4
December 31, 2017
Impaired loans	$—	$3	$1	$4
Other real estate owned	—	10	11	21
Loans held for sale - SBA	—	—	36	36
Other assets - SBA servicing asset	—	—	5	5
Substantially all of the fair value amounts in the table above were estimated at a date during the twelve months ended December 31, 2018 and 2017. Consequently, the fair value information presented is not necessarily as of the period’s end.
Impaired loans measured or re-measured at fair value on a non-recurring basis during 2018 had a carrying amount of $15.4 million which includes an allocated allowance for credit losses of $4.2 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $6.9 million, which was included in the provision for credit losses for 2018.
OREO with a carrying amount of $8.6 million was written down to $5.0 million, resulting in a loss of $3.6 million, which was included in earnings for 2018.
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

The fair values of our financial instruments are as follows:
TABLE 24.5

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2018
Financial Assets
Cash and cash equivalents	$488	$488	$488	$—	$—
Debt securities available for sale	3,341	3,341	—	3,341	—
Debt securities held to maturity	3,254	3,155	—	3,155	—
Net loans and leases, including loans held for sale	21,995	21,742	—	14	21,728
Loan servicing rights	41	45	—	—	45
Derivative assets	43	43	—	42	1
Accrued interest receivable	101	101	101	—	—
Financial Liabilities
Deposits	23,455	23,411	18,142	5,269	—
Short-term borrowings	4,129	4,130	4,130	—	—
Long-term borrowings	627	618	—	—	618
Derivative liabilities	39	39	—	39	—
Accrued interest payable	20	20	20	—	—
December 31, 2017
Financial Assets
Cash and cash equivalents	$479	$479	$479	$—	$—
Securities available for sale	2,765	2,765	—	2,765	—
Debt securities held to maturity	3,242	3,218	—	3,218	—
Net loans and leases, including loans held for sale	20,917	20,661	—	56	20,605
Loan servicing rights	34	38	—	—	38
Derivative assets	31	31	—	29	2
Accrued interest receivable	94	94	94	—	—
Financial Liabilities
Deposits	22,400	22,359	17,779	4,580	—
Short-term borrowings	3,679	3,679	3,679	—	—
Long-term borrowings	668	675	—	—	675
Derivative liabilities	29	29	—	29	—
Accrued interest payable	12	12	12	—	—

NOTE 25.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the Consolidated Financial Statements.
TABLE 25.1

Balance Sheets (in millions) December 31	2018	2017
Assets
Cash and cash equivalents	$254	$166
Securities available for sale	—	1
Other assets	19	22
Investment in bank subsidiary	4,754	4,554
Investments in and advances to non-bank subsidiaries	97	294
Total Assets	$5,124	$5,037
Liabilities
Other liabilities	$32	$33
Advances from affiliates	197	306
Long-term borrowings	279	280
Subordinated notes:
Short-term	7	8
Long-term	1	1
Total Liabilities	516	628
Stockholders’ Equity	4,608	4,409
Total Liabilities and Stockholders’ Equity	$5,124	$5,037

TABLE 25.2

Statements of Income (in millions) Year Ended December 31	2018	2017	2016
Income
Dividend income from subsidiaries:
Bank	$162	$149	$109
Non-bank	8	9	9
	170	158	118
Interest income	4	5	5
Other income	5	—	3
Total Income	179	163	126
Expenses
Interest expense	20	18	14
Other expenses	15	10	10
Total Expenses	35	28	24
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	144	135	102
Income tax benefit	6	3	6
	150	138	108
Equity in undistributed income (loss) of subsidiaries:
Bank	225	60	61
Non-bank	(2)	1	2
Net Income	$373	$199	$171

TABLE 25.3

Statements of Cash Flows (in millions) Year Ended December 31	2018	2017	2016
Operating Activities
Net income	$373	$199	$171
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(222)	(61)	(63)
Other, net	(13)	6	(3)
Net cash flows provided by operating activities	138	144	105
Investing Activities
Proceeds from sale of securities available for sale	1	—	1
Net (increase) decrease in advances to subsidiaries	20	(10)	(6)
Payment for further investment in subsidiaries	(22)	(4)	(71)
Net cash received in business combinations	123	3	1
Net cash flows (used in) provided by investing activities	122	(11)	(75)
Financing Activities
Net decrease in advance from affiliate	(19)	10	6
Net decrease in short-term borrowings	(1)	—	—
Decrease in long-term debt	(2)	(2)	(10)
Increase in long-term debt	1	1	—
Net proceeds from issuance of common stock	14	11	18
Tax benefit of stock-based compensation	—	—	2
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(157)	(143)	(102)
Net cash flows (used in) provided by financing activities	(172)	(131)	(94)
Net (Decrease) Increase in Cash and Cash Equivalents	88	2	(64)
Cash and cash equivalents at beginning of year	166	164	228
Cash and Cash Equivalents at End of Year	$254	$166	$164
Cash paid during the year for:
Interest	$17	$16	$14

NOTE 26.   QUARTERLY EARNINGS SUMMARY (UNAUDITED)
TABLE 26.1

Dollars in millions, except per share data
Quarter Ended 2018	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$305	$298	$294	$273
Total interest expense	73	63	55	47
Net interest income	232	235	239	226
Provision for credit losses	15	16	16	14
Total non-interest income	68	75	65	68
Total non-interest expense	170	171	183	171
Net income	100	101	85	87
Net income available to common stockholders	98	99	83	85
Per Common Share
Basic earnings per share	$0.30	$0.30	$0.26	$0.26
Diluted earnings per share	0.30	0.30	0.26	0.26
Cash dividends declared	0.12	0.12	0.12	0.12
Quarter Ended 2017
Total interest income	$271	$263	$251	$195
Total interest expense	41	38	33	22
Net interest income	230	225	218	173
Provision for credit losses	16	17	17	11
Net securities gains	—	3	—	3
Other non-interest income	65	63	66	52
Total non-interest expense	166	164	164	187
Net income	24	78	74	23
Net income available to common stockholders	22	76	72	21
Per Common Share
Basic earnings per share	$0.07	$0.23	$0.22	$0.09
Diluted earnings per share	0.07	0.23	0.22	0.09
Cash dividends declared	0.12	0.12	0.12	0.12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
NONE.

ITEM 9A.    CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. FNB’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of FNB’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, FNB’s disclosure controls and procedures were effective.
INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm.”
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d –15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
NONE.

PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 15, 2019. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to this item is provided in FNB’s definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 15, 2019. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that FNB specifically incorporates it by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
With the exception of the equity compensation plan information provided below, the information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 15, 2019. Such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,556,174	(1)	n/a	2,332,770	(2)
Equity compensation plans not approved by security holders	458,354	(3)	$7.99	n/a

(1)	Restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

(3)	Represents the securities to be issued upon exercise of stock options that we assumed in various acquisitions. We do not intend to grant any new awards under these plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 15, 2019. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 15, 2019. Such information is incorporated herein by reference.

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

2.4.
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

4.5.	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.4. above).

4.6.
Assignment and Assumption Agreement between and among FNB, Computershare Trust Company, N.A., as successor-in-interest to Registrar and Transfer Company, and The Bank of New York Mellon, dated May 10, 2017 (Incorporated by reference to Exhibit 4.1 of FNB’S Current Report on Form 8-K filed on May 15, 2017).

4.7.	Amendment to Deposit Agreement made on May 10, 2017 between FNB and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.2 of FNB’s Current Report on Form 8-K filed on May 15, 2017).

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

Exhibit Number	Description
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

10.14.
Form of Restricted Stock Unit Award for Vincent J. Delie, Jr. and Vincent J. Calabrese, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 22, 2015). *

10.15.	Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on April 6, 2018).*

10.16.	Form of Time-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2. of FNB's Current Report on Form 8-K filed on April 6, 2018).*

14.	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

21.	Subsidiaries of the Registrant. (filed herewith).

23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

Exhibit Number	Description
101.
The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

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

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 26, 2019
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 26, 2019
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller and Senior Vice President	February 26, 2019
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 26, 2019
Pamela A. Bena

/s/ William B. Campbell	Director	February 26, 2019
William B. Campbell

/s/ James D. Chiafullo	Director	February 26, 2019
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 26, 2019
Mary Jo Dively

/s/ Stephen J. Gurgovits	Director	February 26, 2019
Stephen J. Gurgovits

/s/ Robert A. Hormell	Director	February 26, 2019
Robert A. Hormell

/s/ David J. Malone	Director	February 26, 2019
David J. Malone

/s/ Frank C. Mencini	Director	February 26, 2019
Frank C. Mencini

/s/ David L. Motley	Director	February 26, 2019
David L. Motley

/s/ Heidi A. Nicholas	Director	February 26, 2019
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 26, 2019
John S. Stanik

/s/ William J. Strimbu	Director	February 26, 2019
William J. Strimbu