Form 10-Q
period 2019-03-31
FNB CORP/PA/
filed 2019-05-07
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $0.01 per share	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2019
Common Stock, $0.01 Par Value	324,748,696	Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2019

Glossary of Acronyms and Terms

AFS	Available for sale

ALCO	Asset/Liability Committee

AOCI	Accumulated other comprehensive income

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

BOLI	Bank owned life insurance

Basel III	Basel III Capital Rules

CFPB	Consumer Financial Protection Bureau

EVE	Economic value of equity

FDIC	Federal Deposit Insurance Corporation

FHLB	Federal Home Loan Bank

FNB	F.N.B. Corporation

FNBPA	First National Bank of Pennsylvania

FRB	Board of Governors of the Federal Reserve System

FTE	Fully taxable equivalent

FVO	Fair value option

GAAP	U.S. generally accepted accounting principles

HTM	Held to maturity

IRLC	Interest rate lock commitments

LCR	Liquidity Coverage Ratio

LIBOR	London Inter-bank Offered Rate

MCH	Months of Cash on Hand

MD&A	Management's Discussion and Analysis

MSR	Mortgage servicing rights

OCC	Office of the Comptroller of the Currency

OREO	Other real estate owned

OTTI	Other-than-temporary impairment

Regency	Regency Finance Company

SBA	Small Business Administration

SEC	Securities and Exchange Commission

TCJA	Tax Cuts and Jobs Act of 2017

TDR	Troubled debt restructuring

TPS	Trust preferred securities

UST	U.S. Department of the Treasury

YDKN	Yadkin Financial Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions, except share and per share data

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$425	$451
Interest bearing deposits with banks	72	37
Cash and Cash Equivalents	497	488
Debt securities available for sale	3,403	3,341
Debt securities held to maturity (fair value of $3,139 and $3,155)	3,171	3,254
Loans held for sale (includes $25 and $14 measured at fair value) (1)	37	22
Loans and leases, net of unearned income of $0 and $3	22,620	22,153
Allowance for credit losses	(186)	(180)
Net Loans and Leases	22,434	21,973
Premises and equipment, net	329	330
Goodwill	2,255	2,255
Core deposit and other intangible assets, net	75	79
Bank owned life insurance	538	537
Other assets	956	823
Total Assets	$33,695	$33,102
Liabilities
Deposits:
Non-interest-bearing demand	$6,124	$6,000
Interest-bearing demand	9,743	9,660
Savings	2,523	2,526
Certificates and other time deposits	5,492	5,269
Total Deposits	23,882	23,455
Short-term borrowings	4,111	4,129
Long-term borrowings	673	627
Other liabilities	349	283
Total Liabilities	29,015	28,494
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 326,450,880 and 326,120,832 shares	3	3
Additional paid-in capital	4,052	4,049
Retained earnings	629	576
Accumulated other comprehensive loss	(88)	(106)
Treasury stock – 1,934,967 and 1,806,303 shares at cost	(23)	(21)
Total Stockholders’ Equity	4,680	4,608
Total Liabilities and Stockholders’ Equity	$33,695	$33,102

(1)	Amount represents loans for which we have elected the fair value option. See Note 17.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions, except per share data
Unaudited

	Three Months Ended March 31,
	2019	2018
Interest Income
Loans and leases, including fees	$269	$239
Securities:
Taxable	33	27
Tax-exempt	8	7
Total Interest Income	310	273
Interest Expense
Deposits	50	27
Short-term borrowings	26	15
Long-term borrowings	3	5
Total Interest Expense	79	47
Net Interest Income	231	226
Provision for credit losses	14	14
Net Interest Income After Provision for Credit Losses	217	212
Non-Interest Income
Service charges	30	30
Trust services	7	7
Insurance commissions and fees	5	5
Securities commissions and fees	4	4
Capital markets income	6	5
Mortgage banking operations	4	6
Dividends on non-marketable equity securities	5	4
Bank owned life insurance	3	3
Other	1	3
Total Non-Interest Income	65	67
Non-Interest Expense
Salaries and employee benefits	91	89
Net occupancy	15	16
Equipment	15	14
Amortization of intangibles	4	4
Outside services	15	15
FDIC insurance	6	9
Bank shares and franchise taxes	3	3
Other	17	21
Total Non-Interest Expense	166	171
Income Before Income Taxes	116	108
Income taxes	22	21
Net Income	94	87
Preferred stock dividends	2	2
Net Income Available to Common Stockholders	$92	$85
Earnings per Common Share
Basic	$0.28	$0.26
Diluted	$0.28	$0.26
Cash Dividends per Common Share	$0.12	$0.12
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
Unaudited

	Three Months Ended March 31,
	2019	2018
Net income	$94	$87
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $7 and $(8)	24	(30)
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(2) and $1	(6)	4
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $0 and $0	(1)	—
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0 and $0	1	—
Other Comprehensive Income (Loss)	18	(26)
Comprehensive Income	$112	$61
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in millions, except per share data
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2018	$107	$3	$4,033	$368	$(83)	$(19)	$4,409
Comprehensive income (loss)				87	(26)		61
Dividends declared:
Preferred stock				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	2			—	2
Restricted stock compensation			2				2
Balance at March 31, 2018	$107	$3	$4,037	$414	$(109)	$(19)	$4,433
Balance at January 1, 2019	$107	$3	$4,049	$576	$(106)	$(21)	$4,608
Comprehensive income				94	18		112
Dividends declared:
Preferred stock				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			(2)	(1)
Restricted stock compensation			2				2
Balance at March 31, 2019	$107	$3	$4,052	$629	$(88)	$(23)	$4,680
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
Unaudited

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$94	$87
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	7	24
Provision for credit losses	14	14
Deferred tax expense	2	2
Loans originated for sale	(217)	(209)
Loans sold	206	269
Net gain on sale of loans	(4)	(5)
Net change in:
Interest receivable	(11)	(1)
Interest payable	3	—
Bank owned life insurance	(1)	(3)
Other, net	(76)	32
Net cash flows provided by operating activities	17	210
Investing Activities
Net change in loans and leases	(467)	(284)
Debt securities available for sale:
Purchases	(175)	(358)
Maturities	142	153
Debt securities held to maturity:
Purchases	(25)	(64)
Maturities	107	81
Increase in premises and equipment	(10)	(9)
Net cash flows used in investing activities	(428)	(481)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	205	(23)
Time deposits	224	122
Short-term borrowings	(18)	124
Proceeds from issuance of long-term borrowings	228	10
Repayment of long-term borrowings	(179)	(18)
Net proceeds from issuance of common stock	1	4
Cash dividends paid:
Preferred stock	(2)	(2)
Common stock	(39)	(39)
Net cash flows provided by financing activities	420	178
Net Increase (Decrease) in Cash and Cash Equivalents	9	(93)
Cash and cash equivalents at beginning of period	488	479
Cash and Cash Equivalents at End of Period	$497	$386
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our only bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of March 31, 2019, we had 397 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina.
We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA, founded in 1864. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements (unaudited) include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Bank Capital Services, LLC and F.N.B. Capital Corporation, LLC, and include results for each of these entities in the accompanying Consolidated Financial Statements.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to March 31, 2019 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results FNB expects for the full year. These interim unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019. For a detailed description of our significant accounting policies, see Note 1 "Summary of Significant Accounting Policies" in our 2018 Annual Report on Form 10-K. The accounting policies presented below have been added or amended for newly material items or the adoption of new accounting standards.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for credit losses, accounting for loans acquired in a business combination, fair value of financial instruments, goodwill and other intangible assets, litigation, income taxes and deferred tax assets.
Derivative Instruments and Hedging Activities
From time to time, we may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. All derivative instruments are carried at fair value on the Consolidated Balance Sheets as either an asset or liability. Accounting for the changes in fair value of a derivative is dependent upon whether it has been designated in a formal, qualifying hedging relationship. For derivatives in qualifying hedging relationships, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction. Cash flows from hedging activities are classified in the same category as the items hedged.
Beginning in the first quarter of 2019, we adopted ASU 2017-12 which provides targeted improvements to the hedge accounting model that more closely aligns the accounting and reporting for hedging relationships with risk management activities. In addition, ASU 2017-12 provides administrative relief by easing documentation requirements, simplifying the application of hedge accounting by expanding the application of the shortcut method, eliminating the separate measurement and reporting of hedge ineffectiveness and generally requiring the entire effect of the hedging instrument and the hedged item to be presented in the same income statement line item. We believe these changes will provide users with more useful information about the effect of our risk management activities on the financial statements.
Changes in fair value of a derivative instrument that has been designated and qualifies as a cash flow hedge, including any ineffectiveness, are recorded in accumulated other comprehensive income, net of tax. Amounts are reclassified from AOCI to the consolidated statements of income in the same line item used to present the earnings effect of the hedged item in the period or periods in which the hedged transaction affects earnings. Prior to 2019, the ineffective portion, if any, was reported in earnings immediately.
At the hedge’s inception a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. At each reporting period thereafter, a statistical regression or qualitative analysis is performed to evaluate hedge effectiveness. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.
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
Leases
We determine if an arrangement is, or contains, a lease at inception of the contract. As a lessee, we consider a contract to be, or contain, a lease if the contract conveys the right to control the use of an identified asset in exchange for consideration. We recognize in our Consolidated Balance Sheets the obligation to make lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term. For an operating lease, the right-of-use asset and lease liability are included in other assets and other liabilities, respectively. Finance leases are included in premises and equipment, and other liabilities. We do not record leases with an initial term of 12 months or less on the Balance Sheet, instead we recognize lease expense for leases with an initial term of 12 months or less on a straight-line basis over the lease term. For leases that commenced before January 1, 2019, we have applied the modified retrospective approach which resulted in comparative information not being restated. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct cost.
Right-of-use assets and liabilities are initially measured at the present value of lease payments over the lease term, discounted using the interest rate implicit in the lease at the commencement date. If the rate implicit in the lease cannot be readily determined, we discount the lease using our incremental borrowing rate which is derived by reference to FNB's secured borrowing rate. Our leases may include options to extend the lease. When it is reasonably certain that we will exercise an option, the lease term includes those periods. Lease expense is recognized on a straight-line basis over the lease term.
We have real estate lease agreements with lease and non-lease components, which are generally accounted for as a single lease component.
As a lessor, when a lease meets certain criteria indicating that we effectively have transferred control of the underlying asset to the customer, the lease is classified as a sales-type lease. When a lease does not meet the criteria for a sales-type lease but meets the criteria of a direct financing lease, the lease is classified as a direct financing lease. When none of the required criteria for sales-type lease or direct-financing lease are met, the lease is classified as an operating lease.
Both sales-type leases and direct financing leases are recognized as a net investment in the lease. The net investment comprises the lease receivable including any residual value of the underlying asset that is guaranteed by the customer or any other third party unrelated to us and the unguaranteed residual value of the underlying asset. Operating lease income is recognized over the lease term on a straight-line basis. We do not evaluate whether sales taxes and similar taxes imposed by a governmental authority on lease transactions and collected by us are our primary obligation as owner of the underlying leased asset and exclude from lease income all taxes collected.
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
January 1, 2019 Early adoption is permitted.
This Update was applied using a modified retrospective method. The presentation and disclosure guidance were applied prospectively. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.

Securities
ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
This Update shortens the amortization period for the premium on certain purchased callable securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change.
		January 1, 2019 Early adoption is permitted.	This Update was applied using a modified retrospective transition method. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.

Standard	Description	Required Date of Adoption	Financial Statements Impact
Credit Losses
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

These Updates replace the current incurred loss impairment methodology with a methodology that reflects current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost and certain other instruments, including loans, HTM debt securities, net investments in leases and off-balance sheet credit exposures. CECL requires loss estimates for the remaining life of the financial asset at the time the asset is originated or acquired, considering historical experience, current conditions and reasonable and supportable forecasts. In addition, the Update will require the use of a modified AFS debt security impairment model and eliminate the current accounting for purchased credit impaired loans and debt securities.
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
ASU 2016-02, Leases (Topic 842)

ASU 2018-10, Codification Improvements to Topic 842, Leases
ASU 2018-11, Leases (Topic 842), Targeted Improvements
ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors
ASU 2019-01, Lease (Topic 842), Codification Improvements

These Updates require lessees to put most leases on the Consolidated Balance Sheets but recognize expenses in the Consolidated Statements of Income similar to current accounting. In addition, the Update changes the guidance for sales-leaseback transactions, initial direct costs and lease executory costs for most entities. All entities will classify leases to determine how to recognize lease related revenue and expense.
January 1, 2019 Early adoption is permitted.
We adopted these Updates in the first quarter of 2019 under the modified retrospective approach. In addition, the new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs.
Adoption of the new standard resulted in the recording of $116 million in right-of-use assets and corresponding lease liabilities of $126 million for operating leases on our Consolidated Balance Sheet. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.

NOTE 3.    SECURITIES
The amortized cost and fair value of debt securities are as follows:
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale:
March 31, 2019
U.S. government agencies	$182	$—	$(1)	$181
U.S. government-sponsored entities	301	—	(2)	299
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,396	1	(19)	1,378
Agency collateralized mortgage obligations	1,305	8	(15)	1,298
Commercial mortgage-backed securities	228	1	(1)	228
States of the U.S. and political subdivisions	17	—	—	17
Other debt securities	2	—	—	2
Total debt securities available for sale	$3,431	$10	$(38)	$3,403
December 31, 2018
U.S. government agencies	$188	$—	$(1)	$187
U.S. government-sponsored entities	317	—	(4)	313
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,465	—	(36)	1,429
Agency collateralized mortgage obligations	1,179	5	(23)	1,161
Commercial mortgage-backed securities	229	—	(1)	228
States of the U.S. and political subdivisions	21	—	—	21
Other debt securities	2	—	—	2
Total debt securities available for sale	$3,401	$5	$(65)	$3,341

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Held to Maturity:
March 31, 2019
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	2	—	—	2
U.S. government-sponsored entities	200	—	(3)	197
Residential mortgage-backed securities:
Agency mortgage-backed securities	997	1	(11)	987
Agency collateralized mortgage obligations	764	3	(16)	751
Commercial mortgage-backed securities	104	2	(1)	105
States of the U.S. and political subdivisions	1,103	9	(16)	1,096
Total debt securities held to maturity	$3,171	$15	$(47)	$3,139
December 31, 2018
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	2	—	—	2
U.S. government-sponsored entities	215	—	(4)	211
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,036	—	(26)	1,010
Agency collateralized mortgage obligations	794	1	(24)	771
Commercial mortgage-backed securities	126	1	(1)	126
States of the U.S. and political subdivisions	1,080	3	(49)	1,034
Total debt securities held to maturity	$3,254	$5	$(104)	$3,155

There were no gross gains or gross losses realized on securities during the three months ended March 31, 2019 or 2018.
As of March 31, 2019, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.2

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$78	$77	$42	$41
Due after one year but within five years	240	238	175	173
Due after five years but within ten years	78	78	111	112
Due after ten years	106	106	978	970
	502	499	1,306	1,296
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,396	1,378	997	987
Agency collateralized mortgage obligations	1,305	1,298	764	751
Commercial mortgage-backed securities	228	228	104	105
Total debt securities	$3,431	$3,403	$3,171	$3,139

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

Following is information relating to securities pledged:
TABLE 3.3

(dollars in millions)	March 31, 2019	December 31, 2018
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,799	$3,874
As collateral for short-term borrowings	255	279
Securities pledged as a percent of total securities	61.7%	63.0%

Following are summaries of the fair values and unrealized losses of temporarily-impaired debt securities, segregated by length of impairment. The unrealized losses reported below are generally due to the higher interest rate environment.

TABLE 3.4

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Available for Sale
March 31, 2019
U.S. government agencies	19	$123	$—	3	$48	$(1)	22	$171	$(1)
U.S. government-sponsored entities	—	—	—	11	249	(2)	11	249	(2)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	85	1,288	(19)	85	1,288	(19)
Agency collateralized mortgage obligations	—	—	—	48	613	(15)	48	613	(15)
Commercial mortgage-backed securities	2	73	(1)	—	—	—	2	73	(1)
States of the U.S. and political subdivisions	—	—	—	5	8	—	5	8	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	21	$196	$(1)	153	$2,208	$(37)	174	$2,404	$(38)
December 31, 2018
U.S. government agencies	20	$145	$(1)	—	$—	$—	20	$145	$(1)
U.S. government-sponsored entities	1	36	—	11	227	(4)	12	263	(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	16	259	(4)	71	1,159	(32)	87	1,418	(36)
Agency collateralized mortgage obligations	2	82	(1)	47	590	(22)	49	672	(23)
Non-agency collateralized mortgage obligations	1	—	—	—	—	—	1	—	—
Commercial mortgage-backed securities	4	155	(1)	—	—	—	4	155	(1)
States of the U.S. and political subdivisions	2	2	—	6	10	—	8	12	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	46	$679	$(7)	136	$1,988	$(58)	182	$2,667	$(65)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Held to Maturity
March 31, 2019
U.S. government-sponsored entities	—	$—	$—	11	$197	$(3)	11	$197	$(3)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	62	819	(11)	62	819	(11)
Agency collateralized mortgage obligations	—	—	—	48	591	(16)	48	591	(16)
Commercial mortgage-backed securities	1	1	—	3	32	(1)	4	33	(1)
States of the U.S. and political subdivisions	12	57	(1)	77	305	(15)	89	362	(16)
Total temporarily impaired debt securities HTM	13	$58	$(1)	201	$1,944	$(46)	214	$2,002	$(47)
December 31, 2018
U.S. government-sponsored entities	—	$—	$—	12	$211	$(4)	12	$211	$(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	294	(4)	47	694	(22)	90	988	(26)
Agency collateralized mortgage obligations	3	42	—	49	611	(24)	52	653	(24)
Commercial mortgage-backed securities	5	26	—	4	43	(1)	9	69	(1)
States of the U.S. and political subdivisions	159	590	(27)	51	161	(22)	210	751	(49)
Total temporarily impaired debt securities HTM	210	$952	$(31)	163	$1,720	$(73)	373	$2,672	$(104)

We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the three months ended March 31, 2019 or 2018.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $1.1 billion as of March 31, 2019 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 66% of the securities are from municipalities located in our footprint. The average holding size of the securities in the municipal bond portfolio is $3.2 million. In addition to the strong stand-alone ratings, 64% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 4.    LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:
TABLE 4.1

(in millions)	Originated Loans and Leases	Loans Acquired in a Business Combination	Total Loans and Leases
March 31, 2019
Commercial real estate	$6,412	$2,423	$8,835
Commercial and industrial	4,509	380	4,889
Commercial leases	374	—	374
Other	49	—	49
Total commercial loans and leases	11,344	2,803	14,147
Direct installment	1,657	87	1,744
Residential mortgages	2,755	478	3,233
Indirect installment	1,950	—	1,950
Consumer lines of credit	1,106	440	1,546
Total consumer loans	7,468	1,005	8,473
Total loans and leases, net of unearned income	$18,812	$3,808	$22,620
December 31, 2018
Commercial real estate	$6,171	$2,615	$8,786
Commercial and industrial	4,140	416	4,556
Commercial leases	373	—	373
Other	46	—	46
Total commercial loans and leases	10,730	3,031	13,761
Direct installment	1,668	96	1,764
Residential mortgages	2,612	501	3,113
Indirect installment	1,933	—	1,933
Consumer lines of credit	1,119	463	1,582
Total consumer loans	7,332	1,060	8,392
Total loans and leases, net of unearned income	$18,062	$4,091	$22,153

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market in seven states and the District of Columbia. Our primary market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
The following table shows certain information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	March 31, 2019	December 31, 2018
Commercial construction, acquisition and development loans	$1,242	$1,152
Percent of total loans and leases	5.5%	5.2%
Commercial real estate:
Percent owner-occupied	32.1%	35.1%
Percent non-owner-occupied	67.9%	64.9%

As of March 31, 2019 and December 31, 2018, we had residential construction loans of $329.9 million and $273.4 million, representing 1.5% and 1.2% of total loans and leases, respectively.
Loans Acquired in a Business Combination
All loans acquired in a business combination were initially recorded at fair value at the acquisition date. Refer to the Loans Acquired in a Business Combination section in Note 1 of our 2018 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of loans acquired in a business combination included in the Consolidated Balance Sheets are as follows:
TABLE 4.3

(in millions)	March 31, 2019	December 31, 2018
Accounted for under ASC 310-30:
Outstanding balance	$3,515	$3,768
Carrying amount	3,252	3,570
Accounted for under ASC 310-20:
Outstanding balance	566	602
Carrying amount	547	513
Total loans acquired in a business combination:
Outstanding balance	4,081	4,370
Carrying amount	3,799	4,083

The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.
The carrying amount of purchased credit impaired loans included in the table above totaled $1.7 million at both March 31, 2019 and December 31, 2018, representing 0.04% of the carrying amount of total loans acquired in a business combination as of each date.

The following table provides changes in accretable yield for all loans acquired in business combinations that are accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.
TABLE 4.4

	Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$605	$708
Reduction due to unexpected early payoffs	(20)	(26)
Reclass from non-accretable difference to accretable yield	30	64
Accretion	(50)	(59)
Balance at end of period	$565	$687

Cash flows expected to be collected on loans acquired in business combinations are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include probability of default and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Decreases in expected cash flows are recognized as impairment through a charge to the provision for credit losses and credit to the allowance for credit losses.
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
During the three months ended March 31, 2019, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $30.0 million from the non-accretable difference to accretable yield primarily driven by overall improvement in the primary credit quality indicators of the majority of the acquired loan pools. This reclassification was $64.2 million for the three months ended March 31, 2018. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.
Credit Quality
Management monitors the credit quality of our loan portfolio using several performance measures based on payment activity and borrower performance.
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

Following is a summary of non-performing assets:
TABLE 4.5

(dollars in millions)	March 31, 2019	December 31, 2018
Non-accrual loans	$78	$79
Troubled debt restructurings	20	21
Total non-performing loans	98	100
Other real estate owned	34	35
Total non-performing assets	$132	$135
Asset quality ratios:
Non-performing loans / total loans and leases	0.43%	0.45%
Non-performing loans + OREO / total loans and leases + OREO	0.58%	0.61%
Non-performing assets / total assets	0.39%	0.41%

The carrying value of residential other real estate owned held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $4.4 million at March 31, 2019 and $6.3 million at December 31, 2018. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at March 31, 2019 and December 31, 2018 totaled $9.3 million and $8.9 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:
TABLE 4.6

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
March 31, 2019
Commercial real estate	$8	$—	$20	$28	$6,384	$6,412
Commercial and industrial	9	—	18	27	4,482	4,509
Commercial leases	1	—	2	3	371	374
Other	—	—	1	1	48	49
Total commercial loans and leases	18	—	41	59	11,285	11,344
Direct installment	6	1	8	15	1,642	1,657
Residential mortgages	13	4	7	24	2,731	2,755
Indirect installment	9	—	2	11	1,939	1,950
Consumer lines of credit	5	1	3	9	1,097	1,106
Total consumer loans	33	6	20	59	7,409	7,468
Total originated loans and leases	$51	$6	$61	$118	$18,694	$18,812
December 31, 2018
Commercial real estate	$7	$—	$17	$24	$6,147	$6,171
Commercial and industrial	5	—	19	24	4,116	4,140
Commercial leases	1	—	2	3	370	373
Other	—	—	1	1	45	46
Total commercial loans and leases	13	—	39	52	10,678	10,730
Direct installment	8	—	8	16	1,652	1,668
Residential mortgages	16	3	6	25	2,587	2,612
Indirect installment	11	1	2	14	1,919	1,933
Consumer lines of credit	5	1	3	9	1,110	1,119
Total consumer loans	40	5	19	64	7,268	7,332
Total originated loans and leases	$53	$5	$58	$116	$17,946	$18,062

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount) Premium	Total Loans
Loans Acquired in a Business Combination
March 31, 2019
Commercial real estate	$14	$37	$3	$54	$2,530	$(161)	$2,423
Commercial and industrial	1	4	13	18	387	(25)	380
Total commercial loans	15	41	16	72	2,917	(186)	2,803
Direct installment	2	1	—	3	84	—	87
Residential mortgages	13	5	—	18	476	(16)	478
Consumer lines of credit	6	2	1	9	440	(9)	440
Total consumer loans	21	8	1	30	1,000	(25)	1,005
Total loans acquired in a business combination	$36	$49	$17	$102	$3,917	$(211)	$3,808
December 31, 2018
Commercial real estate	$19	$38	$3	$60	$2,723	$(168)	$2,615
Commercial and industrial	3	4	17	24	420	(28)	416
Total commercial loans	22	42	20	84	3,143	(196)	3,031
Direct installment	3	2	—	5	91	—	96
Residential mortgages	13	6	—	19	498	(16)	501
Consumer lines of credit	8	3	1	12	461	(10)	463
Total consumer loans	24	11	1	36	1,050	(26)	1,060
Total loans acquired in a business combination	$46	$53	$21	$120	$4,193	$(222)	$4,091

(1)
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

(2)	Past due information for loans acquired in a business combination is based on the contractual balance outstanding at March 31, 2019 and December 31, 2018.

We utilize the following categories to monitor credit quality within our commercial loan and lease portfolio:
TABLE 4.7

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:
TABLE 4.8

	Commercial Loan and Lease Credit Quality Categories
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
March 31, 2019
Commercial real estate	$6,114	$156	$142	$—	$6,412
Commercial and industrial	4,248	167	93	1	4,509
Commercial leases	365	2	7	—	374
Other	48	—	1	—	49
Total originated commercial loans and leases	$10,775	$325	$243	$1	$11,344
December 31, 2018
Commercial real estate	$5,883	$163	$125	$—	$6,171
Commercial and industrial	3,879	180	81	—	4,140
Commercial leases	366	1	6	—	373
Other	45	—	1	—	46
Total originated commercial loans and leases	$10,173	$344	$213	$—	$10,730
Loans Acquired in a Business Combination
March 31, 2019
Commercial real estate	$2,079	$160	$184	$—	$2,423
Commercial and industrial	325	17	33	5	380
Total commercial loans acquired in a business combination	$2,404	$177	$217	$5	$2,803
December 31, 2018
Commercial real estate	$2,256	$168	$191	$—	$2,615
Commercial and industrial	355	18	43	—	416
Total commercial loans acquired in a business combination	$2,611	$186	$234	$—	$3,031

Credit quality information for loans acquired in a business combination is based on the contractual balance outstanding at March 31, 2019 and December 31, 2018.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:
TABLE 4.9

	Consumer Loan Credit Quality by Payment Status
(in millions)	Performing	Non- Performing	Total
Originated Loans
March 31, 2019
Direct installment	$1,643	$14	$1,657
Residential mortgages	2,740	15	2,755
Indirect installment	1,948	2	1,950
Consumer lines of credit	1,101	5	1,106
Total originated consumer loans	$7,432	$36	$7,468
December 31, 2018
Direct installment	$1,654	$14	$1,668
Residential mortgages	2,598	14	2,612
Indirect installment	1,931	2	1,933
Consumer lines of credit	1,114	5	1,119
Total originated consumer loans	$7,297	$35	$7,332
Loans Acquired in a Business Combination
March 31, 2019
Direct installment	$87	$—	$87
Residential mortgages	478	—	478
Consumer lines of credit	439	1	440
Total consumer loans acquired in a business combination	$1,004	$1	$1,005
December 31, 2018
Direct installment	$96	$—	$96
Residential mortgages	501	—	501
Consumer lines of credit	462	1	463
Total consumer loans acquired in a business combination	$1,059	$1	$1,060

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

Following is a summary of information pertaining to loans and leases considered to be impaired, by class of loan and lease:
TABLE 4.10

(in millions)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Three Months Ended March 31, 2019
Commercial real estate	$24	$18	$3	$21	$—	$20
Commercial and industrial	44	17	9	26	6	31
Commercial leases	2	2	—	2	—	2
Total commercial loans and leases	70	37	12	49	6	53
Direct installment	17	14	—	14	—	14
Residential mortgages	16	15	—	15	—	15
Indirect installment	4	2	—	2	—	2
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	44	36	—	36	—	36
Total	$114	$73	$12	$85	$6	$89
At or for the Year Ended December 31, 2018
Commercial real estate	$20	$16	$1	$17	$—	$18
Commercial and industrial	46	20	13	33	4	32
Commercial leases	2	2	—	2	—	4
Total commercial loans and leases	68	38	14	52	4	54
Direct installment	17	14	—	14	—	14
Residential mortgages	16	14	—	14	—	15
Indirect installment	5	2	—	2	—	2
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	45	35	—	35	—	36
Total	$113	$73	$14	$87	$4	$90

Interest income continued to accrue on certain impaired loans and totaled approximately $1.4 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. The above tables include one loan acquired in a business combination with a specific reserve at December 31, 2018.
Following is a summary of the allowance for credit losses required for loans acquired in a business combination due to changes in credit quality subsequent to the acquisition date:
TABLE 4.11

(in millions)	March 31, 2019	December 31, 2018
Commercial real estate	$2	$2
Commercial and industrial	5	4
Total commercial loans	7	6
Direct installment	1	1
Residential mortgages	1	—
Total consumer loans	2	1
Total allowance on loans acquired in a business combination	$9	$7

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
Following is a summary of the composition of total TDRs:
TABLE 4.12

(in millions)	Originated	Acquired	Total
March 31, 2019
Accruing:
Performing	$18	$—	$18
Non-performing	16	4	20
Non-accrual	9	1	10
Total TDRs	$43	$5	$48
December 31, 2018
Accruing:
Performing	$18	$—	$18
Non-performing	17	4	21
Non-accrual	9	—	9
Total TDRs	$44	$4	$48

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the three months ended March 31, 2019, we returned to performing status $1.3 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.
Excluding purchased credit impaired loans, commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. Our allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individually impaired loans under $1.0 million based on loan segment loss given default. Our allowance for loan losses includes specific reserves for commercial TDRs of less than $0.5 million at March 31, 2019 and 2018, respectively, and pooled reserves for individual loans of $0.9 million for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $3.9 million for March 31, 2019 and $4.0 million for December 31, 2018. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of TDR loans, by class:
TABLE 4.13

	Three Months Ended March 31, 2019
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$—	$—
Commercial and industrial	12	1	1
Total commercial loans	13	1	1
Direct installment	18	1	1
Residential mortgages	3	—	—
Consumer lines of credit	8	—	—
Total consumer loans	29	1	1
Total	42	$2	$2

	Three Months Ended March 31, 2018
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$—	$—
Commercial and industrial	1	2	1
Total commercial loans	2	2	1
Direct installment	182	1	1
Residential mortgages	11	1	1
Indirect installment	9	—	—
Consumer lines of credit	21	—	—
Total consumer loans	223	2	2
Total	225	$4	$3

The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.14

	Three Months Ended March 31, 2019
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial real estate	1	$—
Commercial and industrial	—	—
Total commercial loans	1	—
Direct installment	2	$—
Residential mortgages	1	—
Consumer lines of credit	2	—
Total consumer loans	5	—
Total	6	$—

	Three Months Ended March 31, 2018
(dollars in millions)	Number of Contracts	Recorded Investment
Direct installment	45	$1
Residential mortgages	4	—
Indirect installment	5	—
Consumer lines of credit	1	—
Total consumer loans	55	1
Total	55	$1

NOTE 5.    ALLOWANCE FOR CREDIT LOSSES
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

TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2019
Commercial real estate	$55	$(1)	$—	$(1)	$3	$57
Commercial and industrial	49	(1)	1	—	3	52
Commercial leases	8	—	—	—	—	8
Other	2	(1)	—	(1)	1	2
Total commercial loans and leases	114	(3)	1	(2)	7	119
Direct installment	14	(1)	—	(1)	(1)	12
Residential mortgages	20	—	—	—	(1)	19
Indirect installment	15	(3)	1	(2)	4	17
Consumer lines of credit	10	—	—	—	—	10
Total consumer loans	59	(4)	1	(3)	2	58
Total allowance on originated loans and leases	173	(7)	2	(5)	9	177
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(3)	—	(3)	5	8
Total allowance on loans acquired in a business combination	7	(3)	—	(3)	5	9
Total allowance for credit losses	$180	$(10)	$2	$(8)	$14	$186

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2018
Commercial real estate	$50	$—	$1	$1	$3	$54
Commercial and industrial	52	(6)	1	(5)	6	53
Commercial leases	5	—	—	—	1	6
Other	2	(1)	—	(1)	1	2
Total commercial loans and leases	109	(7)	2	(5)	11	115
Direct installment	21	(3)	—	(3)	2	20
Residential mortgages	16	—	—	—	(1)	15
Indirect installment	12	(3)	1	(2)	2	12
Consumer lines of credit	10	—	—	—	—	10
Total consumer loans	59	(6)	1	(5)	3	57
Total allowance on originated loans and leases	168	(13)	3	(10)	14	172
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	—	—	—	—	6
Total allowance on loans acquired in a business combination	7	—	—	—	—	7
Total allowance for credit losses	$175	$(13)	$3	$(10)	$14	$179

Following is a summary of the individual and collective allowance for credit losses and corresponding loan and lease balances by class:
TABLE 5.2

	Allowance		Loans and Leases Outstanding
(in millions)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2019
Commercial real estate	$—	$57	$6,412	$7	$6,405
Commercial and industrial	6	46	4,509	10	4,499
Commercial leases	—	8	374	—	374
Other	—	2	49	—	49
Total commercial loans and leases	6	113	11,344	17	11,327
Direct installment	—	12	1,657	—	1,657
Residential mortgages	—	19	2,755	—	2,755
Indirect installment	—	17	1,950	—	1,950
Consumer lines of credit	—	10	1,106	—	1,106
Total consumer loans	—	58	7,468	—	7,468
Total	$6	$171	$18,812	$17	$18,795
December 31, 2018
Commercial real estate	$—	$55	$6,171	$7	$6,164
Commercial and industrial	4	49	4,140	11	4,129
Commercial leases	—	9	373	—	373
Other	—	2	46	—	46
Total commercial loans and leases	4	115	10,730	18	10,712
Direct installment	—	14	1,668	—	1,668
Residential mortgages	—	19	2,612	—	2,612
Indirect installment	—	15	1,933	—	1,933
Consumer lines of credit	—	10	1,119	—	1,119
Total consumer loans	—	58	7,332	—	7,332
Total	$4	$173	$18,062	$18	$18,044

The above table excludes loans acquired in a business combination that were pooled into groups of loans for evaluating impairment.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	March 31, 2019	December 31, 2018
Mortgage loans sold with servicing retained	$4,061	$3,968

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended March 31,
(in millions)	2019	2018
Mortgage loans sold with servicing retained	$177	$237
Pretax gains resulting from above loan sales (1)	4	4
Mortgage servicing fees (1)	2	2

(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of the MSR activity:
TABLE 6.3

	Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$37	$29
Additions	2	3
Payoffs and curtailments	(1)	—
Impairment charge	(1)	—
Amortization	(1)	(1)
Balance at end of period	$36	$31
Fair value, beginning of period	$41	$32
Fair value, end of period	40	36

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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	March 31, 2019	December 31, 2018
Weighted average life (months)	79.4	82.2
Constant prepayment rate (annualized)	10.4%	10.1%
Discount rate	9.7%	9.7%
Effect on fair value due to change in interest rates:
+0.25%	$2	$3
+0.50%	5	5
-0.25%	(2)	(3)
-0.50%	(5)	(6)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $1.8 million valuation allowance for MSRs as of March 31, 2019, with $1.3 million added during the first quarter of 2019.
SBA-Guaranteed Loan Servicing
We retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was as follows:
TABLE 6.5

(in millions)	March 31, 2019	December 31, 2018
SBA loans sold to investors with servicing retained	$264	$283
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 6.6

	Three Months Ended March 31,
(in millions)	2019	2018
SBA loans sold with servicing retained	$6	$12
Pretax gains resulting from above loan sales (1)	—	1
SBA servicing fees (1)	1	1
(1) Recorded in non-interest income.

Following is a summary of the activity in SBA servicing rights:
TABLE 6.7

	Three Months Ended March 31,
(in millions)	2019	2018
Balance at beginning of period	$4	$5
Balance at end of period	$4	$5
Fair value, beginning of period	$4	$5
Fair value, end of period	4	5

Following is a summary of key assumptions and the sensitivity of the SBA servicing rights to changes in these assumptions. The declines in fair values were immaterial in the scenarios presented.
TABLE 6.8

	March 31, 2019					December 31, 2018
		Decline in fair value due to					Decline in fair value due to
(dollars in millions)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	49.8					52.2
Constant prepayment rate (annualized)	13.3%	$—	$—	$—	$—	12.5%	$—	$—	$—	$—
Discount rate	17.5	—	—	—	—	19.4	—	—	—	—

The fair value of the SBA servicing rights is compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We had a $0.8 million valuation allowance for SBA servicing rights as of March 31, 2019.

NOTE 7.    OPERATING LEASES

We have operating leases for certain branches, office space, land, and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of a lease renewal options is at our sole discretion. As of March 31, 2019, we had operating lease right-of-use assets and operating leases liabilities of $111.9 million and $121.3 million, respectively.
Certain of our lease agreements include rental payments based on a percentage of transactions and others include rental payments that periodically adjust to rates and charges stated in the agreements. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2019, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $42 million in right-of-use assets and other liabilities. These operating leases will commence between 2019 and 2020 with lease terms of 12 years to 16 years.

The components of lease expense were as follows:
TABLE 7.1

Three Months Ended March 31,
(dollars in millions)	2019
Operating lease cost	$7
Short-term lease cost	—
Variable lease cost	1
Sublease income	—
Total lease cost	$8

Other information related to leases is as follows:
TABLE 7.2

Three Months Ended March 31,
(dollars in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1
Weighted average remaining lease term (years):
Operating leases	8.86
Weighted average discount rate:
Operating leases	3.1%

Maturities of operating lease liabilities were as follows:
TABLE 7.3

(in millions)	March 31, 2019
2019	$19
2020	22
2021	19
2022	14
2023	11
Later years	53
Total lease payments	138
Less: Interest	(17)
Present value of lease liabilities	$121

As a lessor we offer commercial leasing services to customers in need of new or used equipment primarily within our market areas of Pennsylvania, Ohio, Maryland, North Carolina, South Carolina and West Virginia. Additional information relating to commercial leasing is provided in Note 4, “Loans and Leases” in the Notes to Consolidated Financial Statements.

NOTE 8.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 8.1

(in millions)	March 31, 2019	December 31, 2018
Securities sold under repurchase agreements	$239	$251
Federal Home Loan Bank advances	1,805	2,230
Federal funds purchased	1,957	1,535
Subordinated notes	110	113
Total short-term borrowings	$4,111	$4,129

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance. Of the total short-term FHLB advances, 41.6% and 57.2% had overnight maturities as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, 58.4% of the short-term FHLB advances were swapped to a fixed rate with maturities ranging from 2020 through 2024. This compares to 42.8% as of December 31, 2018.
Following is a summary of long-term borrowings:
TABLE 8.2

(in millions)	March 31, 2019	December 31, 2018
Federal Home Loan Bank advances	$235	$270
Subordinated notes	88	87
Junior subordinated debt	101	111
Other subordinated debt	249	159
Total long-term borrowings	$673	$627

Our banking affiliate has available credit with the FHLB of $7.4 billion, of which $2.0 billion was utilized as of March 31, 2019. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 1.62% to 4.19% for the three months ended March 31, 2019 and 1.11% to 4.19% for the year ended December 31, 2018.
During the first quarter of 2019, we completed a debt offering in which we issued $120.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due in 2029. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $118.2 million. This other subordinated debt is eligible for treatment as tier 2 capital for regulatory capital purposes. Also, we repurchased and retired $9.5 million and redeemed $15.5 million in higher interest rate other subordinated debt assumed in the 2017 YDKN acquisition.
The junior subordinated debt is comprised of the debt securities issued by FNB in relation to our unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated variable interest entities, and are included on the Consolidated Balance Sheets in long-term borrowings. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our Financial Statements. We record the distributions on the junior subordinated debt issued to the Trusts as interest expense.

The following table provides information relating to the Trusts as of March 31, 2019:
TABLE 8.3

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	4.26%	LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	26	1	27	10/18/2034	4.97%	LIBOR + 219 bps
Yadkin Valley Statutory Trust I	25	1	21	12/15/2037	3.93%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	4.05%	LIBOR + 146 bps
Crescent Financial Capital Trust I	8	—	9	10/7/2033	5.89%	LIBOR + 310 bps
Total	$106	$4	$101

During the first quarter of 2019, we redeemed $10.0 million of TPS issued by American Community Capital Trust I and assumed in the 2017 YDKN acquisition.

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
TABLE 9.1

	March 31, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,255	$—	$1	$1,155	$—	$3
Interest rate swaps – not designated	2,917	1	16	2,740	2	10
Equity contracts – not designated	—	—	—	1	—	—
Total subject to master netting arrangements	4,172	1	17	3,896	2	13
Not subject to master netting arrangements:
Interest rate swaps – not designated	2,917	72	12	2,740	40	26
Interest rate lock commitments – not designated	83	2	—	47	1	—
Forward delivery commitments – not designated	101	—	1	55	—	—
Credit risk contracts – not designated	203	—	—	203	—	—
Equity contracts – not designated	—	—	—	1	—	—
Total not subject to master netting arrangements	3,304	74	13	3,046	41	26
Total	$7,476	$75	$30	$6,942	$43	$39

Certain derivative exchanges have enacted a rule change which in effect results in the legal characterization of variation margin payments for certain derivative contracts as settlement of the derivatives mark-to-market exposure and not collateral. The variation margin for certain derivative instruments cleared through a central clearing house results in the legal characterization of a settled transaction.  The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
Derivatives Designated as Hedging Instruments under GAAP
Interest Rate Contracts. We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and certain of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges hedging the exposure to variability in expected future cash flows. The derivative’s gain or loss, including any ineffectiveness, is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. Prior to 2019, any ineffective portion of the gain or loss was reported in earnings immediately.
The following table shows amounts reclassified from accumulated other comprehensive income:
TABLE 9.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(8)	$5	Interest income (expense)	$1	$—

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 9.3

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$269	$26	$239	$15
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest contracts
Amount of gain (loss) reclassified from AOCI into net income	—	1	—	—
Amount of gain (loss) reclassified from AOCI into income as a result of that a forecasted transaction is no longer probable of occurring	—	—	—	—

As of March 31, 2019, the maximum length of time over which forecasted interest cash flows are hedged is 6 years. In the twelve months that follow March 31, 2019, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $1.8 million ($1.4 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2019.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the three months ended March 31, 2019 and 2018, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 14 "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements of our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019.
The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $138.5 million as of March 31, 2019 have remaining terms ranging from six months to nine years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at March 31, 2019 and $0.1 million at December 31, 2018. The fair values of risk participation agreements purchased and sold were $0.06 million and $0.1 million, respectively, at March 31, 2019 and $0.05 million and $(0.1) million, respectively at December 31, 2018.

The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 9.4

		Three Months Ended March 31,
(in millions)	Consolidated Statements of Income Location	2019	2018
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	(1)	1
Credit risk contracts	Non-interest income - other	—	—

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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.4 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 9.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
March 31, 2019
Derivative Assets
Interest rate contracts:
Not designated	$1	$1	$—	$—
Total	$1	$1	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$1	$1	$—	$—
Not designated	16	16	—	—
Total	$17	$17	$—	$—

December 31, 2018
Derivative Assets
Interest rate contracts:
Not designated	$2	$2	$—	$—
Total	$2	$2	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$3	$3	$—	$—
Not designated	10	9	—	1
Total	$13	$12	$—	$1

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
Following is a summary of off-balance sheet credit risk information:
TABLE 10.1

(in millions)	March 31, 2019	December 31, 2018
Commitments to extend credit	$8,071	$7,378
Standby letters of credit	136	126

At March 31, 2019, funding of 73.8% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

NOTE 11.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. As of March 31, 2019, we had available up to 2,037,154 shares of common stock to issue under this Plan.

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 11.1

	Three Months Ended March 31,
	2019		2018
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	2,556,174	$13.51	1,975,862	$13.64
Vested	(295,616)	13.28	(7,631)	12.83
Forfeited/expired	(10,442)	13.66	(19,893)	14.02
Dividend reinvestment	22,701	11.91	16,373	14.37
Unvested units outstanding at end of period	2,272,817	13.52	1,964,711	13.65

The following table provides certain information related to restricted stock units:
TABLE 11.2

(in millions)	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense	$2	$2
Fair value of units vested	3	—

As of March 31, 2019, there was $11.1 million of unrecognized compensation cost related to unvested restricted stock units, including $0.6 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. The components of the restricted stock units as of March 31, 2019 are as follows:
TABLE 11.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	1,470,391	802,426	2,272,817
Unrecognized compensation expense	$8	$3	$11
Intrinsic value	$16	$9	$25
Weighted average remaining life (in years)	1.73	1.69	1.72

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 11.4

	Three Months Ended March 31,
	2019		2018
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
Options outstanding at beginning of period	458,354	$7.99	722,650	$7.96
Exercised	(34,432)	7.86	(163,035)	7.79
Forfeited/expired	(1,421)	7.64	(237)	10.72
Options outstanding and exercisable at end of period	422,501	8.00	559,378	8.03

The intrinsic value of outstanding and exercisable stock options at March 31, 2019 was $1.1 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 12.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 12.1

	Three Months Ended March 31,
(in millions)	2019	2018
Current income taxes:
Federal taxes	$18	$17
State taxes	2	2
Total current income taxes	20	19
Deferred income taxes:
Federal taxes	2	2
Total deferred income taxes	2	2
Total income taxes	$22	$21
Statutory tax rate	21.0%	21.0%
Effective tax rate	19.3%	19.7%

The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was lower than the statutory tax rate of 21% due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $60.5 million and $67.5 million at March 31, 2019 and December 31, 2018, respectively.

NOTE 13.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 13.1

(in millions)	Unrealized Net Losses on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2019
Balance at beginning of period	$(46)	$1	$(61)	$(106)
Other comprehensive (loss) income before reclassifications	24	(6)	1	19
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive (loss) income	24	(7)	1	18
Balance at end of period	$(22)	$(6)	$(60)	$(88)

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

NOTE 14.    EARNINGS PER COMMON SHARE
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 14.1

	Three Months Ended March 31,
(dollars in millions, except per share data)	2019	2018
Net income	$94	$87
Less: Preferred stock dividends	2	2
Net income available to common stockholders	$92	$85
Basic weighted average common shares outstanding	324,640,715	323,740,956
Net effect of dilutive stock options, warrants and restricted stock	1,188,119	2,026,012
Diluted weighted average common shares outstanding	325,828,834	325,766,968
Earnings per common share:
Basic	$0.28	$0.26
Diluted	$0.28	$0.26

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 14.2

	Three Months Ended March 31,
	2019	2018
Average shares excluded from the diluted earnings per common share calculation	189	21

NOTE 15.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 15.1

	Three Months Ended March 31,
	2019	2018
(in millions)
Interest paid on deposits and other borrowings	$77	$47
Transfers of loans to other real estate owned	2	4

NOTE 16.    BUSINESS SEGMENTS
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
We also previously operated a Consumer Finance segment, which is no longer a reportable segment. This segment primarily made installment loans to individuals and purchased installment sales finance contracts from retail merchants. On August 31, 2018, as part of our strategy to enhance the overall positioning of our consumer banking operations, we sold 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC. This transaction was completed to accomplish several strategic objectives, including enhancing the credit risk profile of the consumer loan portfolio, offering additional liquidity and selling a non-strategic business segment that no longer fits with our core business. Regency's financial information is included in the Consumer Finance segment in the 2018 table that follows.

The following tables provide financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 16.1

(in millions)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2019
Interest income	$310	$—	$—	$—	$—	$310
Interest expense	76	—	—	—	3	79
Net interest income	234	—	—	—	(3)	231
Provision for credit losses	14	—	—	—	—	14
Non-interest income	51	11	5	—	(2)	65
Non-interest expense (1)	147	9	4	—	2	162
Amortization of intangibles	4	—	—	—	—	4
Income tax expense (benefit)	23	—	—	—	(1)	22
Net income (loss)	97	2	1	—	(6)	94
Total assets	33,598	27	25	—	45	33,695
Total intangibles	2,301	10	19	—	—	2,330
At or for the Three Months Ended March 31, 2018
Interest income	$264	$—	$—	$9	$—	$273
Interest expense	42	—	—	1	4	47
Net interest income	222	—	—	8	(4)	226
Provision for credit losses	12	—	—	2	—	14
Non-interest income	53	11	4	1	(2)	67
Non-interest expense (1)	149	8	4	5	1	167
Amortization of intangibles	4	—	—	—	—	4
Income tax expense (benefit)	22	1	—	—	(2)	21
Net income (loss)	88	2	—	2	(5)	87
Total assets	31,424	25	20	170	13	31,652
Total intangibles	2,315	10	12	2	—	2,339
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 17.    FAIR VALUE MEASUREMENTS
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements of our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 17.1

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$181	$—	$181
U.S. government-sponsored entities	—	299	—	299
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,378	—	1,378
Agency collateralized mortgage obligations	—	1,298	—	1,298
Commercial mortgage-backed securities	—	228	—	228
States of the U.S. and political subdivisions	—	17	—	17
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,403	—	3,403
Loans held for sale	—	25	—	25
Derivative financial instruments
Trading	—	73	—	73
Not for trading	—	—	2	2
Total derivative financial instruments	—	73	2	75
Total assets measured at fair value on a recurring basis	$—	$3,501	$2	$3,503
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$28	$—	$28
Not for trading	—	2	—	2
Total derivative financial instruments	—	30	—	30
Total liabilities measured at fair value on a recurring basis	$—	$30	$—	$30

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$187	$—	$187
U.S. government-sponsored entities	—	313	—	313
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,429	—	1,429
Agency collateralized mortgage obligations	—	1,161	—	1,161
Commercial mortgage-backed securities	—	228	—	228
States of the U.S. and political subdivisions	—	21	—	21
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,341	—	3,341
Loans held for sale	—	14	—	14
Derivative financial instruments
Trading	—	42	1	43
Total derivative financial instruments	—	42	1	43
Total assets measured at fair value on a recurring basis	$—	$3,397	$1	$3,398
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$36	$—	$36
Not for trading	—	3	—	3
Total derivative financial instruments	—	39	—	39
Total liabilities measured at fair value on a recurring basis	$—	$39	$—	$39

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 17.2

(in millions)	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2019
Balance at beginning of period	$1	$1
Purchases, issuances, sales and settlements:
Purchases	2	2
Settlements	(1)	(1)
Balance at end of period	$2	$2
Year Ended December 31, 2018
Balance at beginning of period	$2	$2
Purchases, issuances, sales and settlements:
Purchases	5	5
Settlements	(6)	(6)
Balance at end of period	$1	$1

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2019 or 2018.
In accordance with GAAP, from time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 24 "Fair Value Measurements" in our 2018 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 17.3

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2019
Impaired loans	$—	$—	$8	$8
Other real estate owned	—	—	1	1
Other assets - SBA servicing asset	—	—	4	4
Other assets - MSR	—	—	23	23
December 31, 2018
Impaired loans	$—	$—	$15	$15
Other real estate owned	—	—	5	5
Other assets - SBA servicing asset	—	—	4	4

Substantially all of the fair value amounts in the table above were estimated at a date during the three months or twelve months ended March 31, 2019 and December 31, 2018, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. MSRs measured at fair value on a non-recurring basis with a carrying amount of $24.6 million had a valuation allowance of $1.3 million included in earnings, bringing the March 31, 2019 carrying value to $23.2 million.
Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2019 had a carrying amount of $7.5 million, which includes an allocated allowance for credit losses of $5.8 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $3.2 million, which was included in the provision for credit losses for the three months ended March 31, 2019.
OREO with a carrying amount of $1.3 million was written down to $1.1 million, resulting in a loss of $0.2 million, which was included in earnings for the three months ended March 31, 2019.
Fair Value of Financial Instruments
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements of our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 17.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2019
Financial Assets
Cash and cash equivalents	$497	$497	$497	$—	$—
Debt securities available for sale	3,403	3,403	—	3,403	—
Debt securities held to maturity	3,171	3,139	—	3,139	—
Net loans and leases, including loans held for sale	22,471	22,313	—	25	22,288
Loan servicing rights	40	44	—	—	44
Marketable equity securities	—	—	—	—	—
Derivative assets	75	75	—	73	2
Accrued interest receivable	111	111	111	—	—
Financial Liabilities
Deposits	23,882	23,859	18,390	5,469	—
Short-term borrowings	4,111	4,112	4,112	—	—
Long-term borrowings	673	670	—	—	670
Derivative liabilities	30	30	—	30	—
Accrued interest payable	23	23	23	—	—
December 31, 2018
Financial Assets
Cash and cash equivalents	$488	$488	$488	$—	$—
Debt securities available for sale	3,341	3,341	—	3,341	—
Debt securities held to maturity	3,254	3,155	—	3,155	—
Net loans and leases, including loans held for sale	21,995	21,742	—	14	21,728
Loan servicing rights	41	45	—	—	45
Marketable equity securities	—	—	—	—	—
Derivative assets	43	43	—	42	1
Accrued interest receivable	101	101	101	—	—
Financial Liabilities
Deposits	23,455	23,411	18,142	5,269	—
Short-term borrowings	4,129	4,130	4,130	—	—
Long-term borrowings	627	618	—	—	618
Derivative liabilities	39	39	—	39	—
Accrued interest payable	20	20	20	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and results of operations at and for the three-month periods ended March 31, 2019 and 2018. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019. Our results of operations for the three months ended March 31, 2019 are not necessarily indicative of results expected for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
A number of statements in this Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including our expectations relative to business and financial metrics, our outlook regarding revenues, expenses, earnings. liquidity, efficiency ratio, capital measures, asset quality, statements regarding the impact of technology enhancements and customer and business process improvements and future business and economic conditions and other future matters.
Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts and are based on current expectations and assumptions that are subject to risk, uncertainties and unforeseen events which may cause actual results to differ materially from future results expressed, projected or implied by these forward-looking statements. All forward-looking statements speak only as of the date they are made and are based on information available at that time. We assume no obligation to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made or to reflect the occurrence of unanticipated events, except as required by federal securities laws. Further, it is not possible to assess the effect of all risk factors on our business to the extent to which any one risk factor or compilation thereof may cause actual results to differ materially from those contained in any forward-looking statements. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance on such statements.
Such forward-looking statements may be expressed in a variety of ways, including the use of future and present tense language expressing expectations or predictions of future financial or business performance or conditions based on current performance and trends. Forward-looking statements are typically identified by words such as, "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. In addition to factors previously disclosed in our reports filed with the SEC, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•
changes in asset quality and credit risk and the possibility of future credit losses may be higher than currently expected due to changes in economic assumptions, customer behavior, adverse developments with respect to U.S. or global economic conditions and other uncertainties;

•	the inability to sustain revenue and earnings growth;

•	changes in interest rates, deposit costs and capital markets;

•	changes or errors in the methodologies, models, assumptions and estimates we use to prepare our financial statements, make business decisions and manage risks;

•	FNB's ability to achieve its expense targets and its expectations regarding net interest income, net charge-offs, loan and deposit growth and other projections;

•	inability to effectively grow and expand our customer bases;

•	our ability to execute on key priorities, including business retention, expansion plans, strategic plans and attracting, developing and retaining key executives;

•	potential difficulties encountered in operating in new and remote geographic markets;

•	customer borrowing, repayment, investment and deposit practices;

•	customer disintermediation;

•	the introduction, withdrawal, success and timing of business and technology initiatives;

•	economic conditions in the various regions in which we operate;

•	competitive conditions, including increased competition through internet, mobile banking, fintech, and other non-traditional competitors;

•	the inability to originate and re-sell mortgage loans in accordance with business plans;

•
our inability to effectively manage our economic exposure and GAAP earnings exposure to interest rate volatility, including availability of appropriate derivative financial investments needed for interest rate risk management purposes;

•	impact of U.S. inflation rates and trade policy;

•	impact of U.S. interest rate environment on FNB's business, financial condition, and results of operations;

•	interruption in or breach of security of our information systems;

•	the failure of third parties and vendors to comply with their obligations to us, including related to care, control, and protection of such information;

•	the evolution of various types of fraud or other criminal behavior to which we are exposed;

•	integrity and functioning of products, information systems and services provided by third party external vendors;

•	changes in tax rules and regulations or interpretations including, but not limited to, the recently enacted Tax Cuts and Jobs Act or tariffs implemented by the U.S. President;

•	changes in or anticipated impact of, accounting policies, standards and interpretations;

•	ability to maintain adequate liquidity to fund our operations;

•	changes in asset valuations;

•
the initiation of significant legal or regulatory proceedings against us and the outcome of any significant legal or regulatory proceeding including, but not limited to, actions by federal or state authorities and class action cases, new decisions that result in changes to previously settled law or regulation, and any unexpected court or regulatory rulings;

•	the impact, extent and timing of technological changes, capital management activities, and other actions of the OCC, the FRB, the CFPB, the FDIC and legislative and regulatory actions and reforms; and

•	risks related to the discontinuation of LIBOR.
The risks identified here are not exclusive. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors of our 2018 Annual Report on Form 10-K (including MD&A section), our subsequent 2019 Quarterly Reports on Form 10-Q's (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019 under the heading “Application of Critical Accounting Policies”. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2018.

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
Management believes charges such as branch consolidation costs are not organic costs to run our operations and facilities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
To provide more meaningful comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2019 and 2018 periods were calculated using a federal statutory income tax rate of 21%.

FINANCIAL SUMMARY
Net income available to common stockholders for the first quarter of 2019 was $92.1 million or $0.28 per diluted common share, compared to net income available to common stockholders for the first quarter of 2018 of $84.8 million or $0.26 per diluted common share. On an operating basis, first quarter of 2019 earnings per diluted common share (non-GAAP) was $0.29, excluding $1.6 million in branch consolidation costs. Operating earnings per diluted common share (non-GAAP) equaled reported results in the first quarter of 2018.
Income Statement Highlights (First quarter of 2019 compared to first quarter of 2018, except as noted)

•	Net income was $94.1 million, compared to $86.8 million.

•	Earnings per diluted common share were $0.28, compared to $0.26.

•	Operating earnings per diluted common share (non-GAAP) were $0.29, compared to $0.26.

•	Total revenue increased 0.8% to $296.0 million, reflecting a 2.0% increase in net interest income, partially offset by a 3.1% decrease in non-interest income.

•	Net interest income was $230.6 million, compared to $226.1 million.

•
Net interest margin (FTE) (non-GAAP) declined 13 basis points to 3.26% from 3.39%, primarily due to the sale of Regency in the third quarter of 2018. Regency contributed 12 basis points to net interest margin in the first quarter of 2018. The decline also reflected higher funding costs caused by four increases in benchmark interest rates during 2018 and increased deposit price competition, partially offset by a 4 basis point increase in the contribution from incremental purchase accounting accretion.

•
Non-interest income decreased $2.1 million, or 3.1%, including a $1.2 million loss on fixed assets related to branch consolidations. Capital markets income grew 15.8%, reflecting strong interest rate swap and international banking activity, while trust income grew 5.2%. Dividends on non-marketable equity securities increased $1.0 million to $5.0 million due to an increase in the FHLB dividend rate, while mortgage banking operations income declined primarily due to a $1.3 million interest rate-related valuation adjustment on mortgage servicing rights.

•	Non-interest expense was $165.7 million, compared to $171.1 million.

•	Non-interest expense decreased $4.0 million, or 2.3%, compared to the fourth quarter of 2018.

•	The efficiency ratio (non-GAAP) equaled 53.4%, compared to 55.8%.

•	The annualized net charge-offs to total average loans ratio decreased to 0.14%, compared to 0.20%.

Balance Sheet Highlights (period-end balances, March 31, 2019 compared to December 31, 2018, unless otherwise indicated)

•	Total assets were $33.7 billion, compared to $33.1 billion, an increase of $593.0 million, or 1.8%.

•
Growth in total average loans was $1.2 billion, or 5.8%, with average commercial loan growth of $601.5 million, or 4.5%, and average consumer loan growth of $621.4 million, or 8.0%, from the same period last year.

•
Total average deposits grew $1.2 billion, or 5.6%, including an increase in average non-interest-bearing deposits of $285.1 million, or 5.1%, an increase in interest-bearing demand deposits of $263.0 million, or 2.8%, and an increase in average time deposits of $710.6 million, or 15.3%, from the same period last year.

•	We issued $120 million of 4.950% fixed-to-floating rate subordinated notes due 2029.

•	The ratio of loans to deposits was 94.7%, compared to 94.4%.

•
Total stockholders’ equity was $4.7 billion, compared to $4.6 billion, an increase of $71.7 million, or 1.6%, since December 31, 2018, primarily driven by an increase in earnings and an improvement in AOCI. Additionally, the dividend payout ratio for the first quarter of 2019 was 42.6% compared to 40.0%%.

•	The ratio of the allowance for loan losses to total loans and leases was 0.82%, compared to 0.81%.

•	Return on average tangible common equity ratio (non-GAAP) of 17.38%, compared to 18.94%.

•	Tangible book value per share (non-GAAP) of $6.91, a 13% increase from the prior-year quarter.

•	Tangible common equity to tangible assets of 7.15%, a 37 basis point increase from the prior-year quarter.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Net income available to common stockholders for the three months ended March 31, 2019 was $92.1 million or $0.28 per diluted common share, compared to $84.8 million or $0.26 per diluted common share for the three months ended March 31, 2018. The first three months of 2019 included the impact of branch consolidation costs of $1.6 million. Of those costs, $0.5 million was included in non-interest expense and $1.2 million was reflected as a loss on fixed assets reducing non-interest income. Operating earnings per diluted common share (non-GAAP) was $0.29 for the first three months of 2019, compared to $0.26 for the three months ended March 31, 2018. The effective tax rate for the first three months of 2019 was 19.3%, compared to 19.7% in the first three months of 2018. The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:

TABLE 1

	Three Months Ended March 31,		$	%
(in thousands, except per share data)	2019	2018	Change	Change
Net interest income	$230,593	$226,105	$4,488	2.0%
Provision for credit losses	13,629	14,495	(866)	(6.0)
Non-interest income	65,385	67,503	(2,118)	(3.1)
Non-interest expense	165,742	171,083	(5,341)	(3.1)
Income taxes	22,480	21,268	1,212	5.7
Net income	94,127	86,762	7,365	8.5
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$92,117	$84,752	$7,365	8.7%
Earnings per common share – Basic	$0.28	$0.26	$0.02	7.7%
Earnings per common share – Diluted	0.28	0.26	0.02	7.7
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 2

	Three Months Ended March 31,
	2019	2018
Return on average equity	8.21%	7.94%
Return on average tangible common equity (2)	17.38%	18.01%
Return on average assets	1.14%	1.12%
Return on average tangible assets (2)	1.26%	1.25%
Book value per common share (1)	$14.09	$13.37
Tangible book value per common share (1) (2)	$6.91	$6.14
Equity to assets (1)	13.89%	14.01%
Average equity to average assets	13.93%	14.07%
Common equity to assets (1)	13.57%	13.67%
Tangible equity to tangible assets (1) (2)	7.49%	7.14%
Tangible common equity to tangible assets (1) (2)	7.15%	6.78%
Dividend payout ratio	42.57%	46.10%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 3

	Three Months Ended March 31,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$54,167	$462	3.46%	$103,904	$360	1.40%
Taxable investment securities (1)	5,444,523	32,850	2.41	5,046,294	26,879	2.13
Tax-exempt investment securities (1)(2)	1,108,698	9,918	3.58	951,021	8,278	3.48
Loans held for sale	32,954	508	6.21	65,897	911	5.56
Loans and leases (2) (3)	22,379,504	270,151	4.89	21,155,619	239,602	4.58
Total interest-earning assets (2)	29,019,846	313,889	4.37	27,322,735	276,030	4.08
Cash and due from banks	377,648			358,717
Allowance for credit losses	(183,482)			(180,478)
Premises and equipment	332,055			336,816
Other assets	3,844,135			3,656,716
Total assets	$33,390,202			$31,494,506
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,651,737	23,564	0.99	$9,388,774	11,454	0.49
Savings	2,510,148	2,070	0.33	2,536,439	1,031	0.17
Certificates and other time	5,347,638	24,743	1.88	4,637,032	13,984	1.20
Short-term borrowings	4,311,840	25,810	2.41	3,985,254	15,207	1.54
Long-term borrowings	661,661	3,530	2.16	660,970	5,146	3.16
Total interest-bearing liabilities	22,483,024	79,717	1.44	21,208,469	46,822	0.89
Non-interest-bearing demand	5,892,774			5,607,640
Other liabilities	362,161			248,128
Total liabilities	28,737,959			27,064,237
Stockholders’ equity	4,652,243			4,430,269
Total liabilities and stockholders’ equity	$33,390,202			$31,494,506
Excess of interest-earning assets over interest-bearing liabilities	$6,536,822			$6,114,266
Net interest income (FTE) (2)		234,172			229,208
Tax-equivalent adjustment		(3,579)			(3,103)
Net interest income		$230,593			$226,105
Net interest spread			2.93%			3.19%
Net interest margin (2)			3.26%			3.39%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)
The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. The yield on earning assets and the net interest margin are presented on an FTE basis. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $5.0 million, or 2.2%, from $229.2 million for the first three months of 2018 to $234.2 million for the first three months of 2019. Average interest-earning assets of $29.0 billion increased $1.7 billion or 6.2% and average interest-bearing liabilities of $22.5 billion increased $1.3 billion or 6.0% from the first three months of 2018 due to organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) declined 13 basis points to 3.26% for the first three months of 2019, compared to 3.39% for the same period of 2018, primarily due to the sale of Regency in the third quarter of 2018. Regency contributed 12 basis points to the net interest margin in the first three months of 2018. The decline also reflected higher funding costs caused by four increases in benchmark interest rates during 2018 and increased deposit price competition, partially offset by a 4 basis point increase in the contribution from incremental purchase accounting accretion. Incremental purchase accounting accretion refers to the difference between total accretion and the estimated coupon interest income on loans acquired in a business combination. The Federal Open Market Committee has increased the target Fed Funds rate by 100 basis points between March 2018 and March 2019.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:
TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(172)	$274	$102
Securities (2)	4,431	3,180	7,611
Loans held for sale	(461)	58	(403)
Loans and leases (2)	12,137	18,412	30,549
Total interest income (2)	15,935	21,924	37,859
Interest Expense (1)
Deposits:
Interest-bearing demand	656	11,454	12,110
Savings	195	844	1,039
Certificates and other time	2,405	8,354	10,759
Short-term borrowings	1,706	8,897	10,603
Long-term borrowings	5	(1,621)	(1,616)
Total interest expense	4,967	27,928	32,895
Net change (2)	$10,968	$(6,004)	$4,964

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $313.9 million for the first three months of 2019, increased $37.9 million or 13.7% from the same quarter of 2018, due to increased interest-earning assets, combined with higher rates resulting from the increase in the target Fed Funds rate, as discussed above. During the first three months of 2019, we recognized $8.4 million of incremental purchase accounting accretion and $1.0 million of cash recoveries, compared to $4.8 million and $1.1 million, respectively, in the first three months of 2018. The increase in interest-earning assets was primarily driven by a $1.2 billion or 5.8% increase in average loans and leases due to solid growth in our commercial and consumer portfolios. Average total commercial loan growth totaled $602 million, or 4.5%, including 13.2% growth in commercial and industrial loans and commercial leases. Commercial loan growth was led by strong activity in the Cleveland and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions and continued growth in the equipment finance and asset-based lending businesses. Average consumer loan growth was $622 million, or 8.0%, as growth in indirect auto loans of $468 million, or 31.7%, and residential mortgage loans of $446 million, or 16.4%, was partially offset by declines in direct installment loans and consumer lines of credit. Excluding Regency balances in the first quarter of 2018, average loans grew 6.6%. Additionally, average securities increased $555.9 million or 9.3%, primarily as a result of increases in collateralized mortgage obligations of $733.9 million, states of the U.S. and political subdivisions of $158.6 million and U.S. government agencies of $157.6 million, partially offset by a decrease of $437.3 million in mortgage-backed securities. The yield on average interest-earning assets (non-GAAP) increased 29 basis points from the first three months of 2018 to 4.37% for the first three months of 2019. The 29 basis point increase in earning asset yields reflects repricing of variable and adjustable loans, higher purchase accounting accretion and higher reinvestment rates on securities.
Interest expense of $79.7 million for the first three months of 2019 increased $32.9 million, or 70.3%, from the same quarter of 2018 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and borrowings increased over the same quarter of 2018. Average interest-bearing deposits increased $947.3 million or 5.7%, which reflects the benefit of our expanded banking footprint in our southeastern markets and organic growth in transaction deposits. Average short-term borrowings increased $326.6 million or 8.2%, primarily as a result of increases of $382.2 million in short-term FHLB borrowings and $27.9 in federal funds purchased, partially offset by decreases of $57.8 million in customer repurchase agreements and $25.7 million in short-term subordinated notes. Average long-term borrowings increased $0.7 million, or 0.1%, which reflects an increase of $52.6 million in subordinated debt, partially offset by a decrease of $50.5 million in long-term FHLB borrowings. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. We used part of the proceeds from this issuance to redeem higher-rate debt, including $10.0 million in junior subordinated debt and $25.0 million in other subordinated debt. Additionally, in April 2019, we redeemed $34.0 million in junior subordinated debt. The rate paid on interest-bearing liabilities increased 55 basis points to 1.44% for the first three months of 2019, due to the Federal Open Market Committee interest rate increases, higher average short-term borrowings and changes in the funding mix. First quarter 2019 interest expense included $0.9 million of incremental interest expense related to the $120.0 million note issuance and a benefit of $2.5 million for the recognition of the remaining discount on higher coupon acquired debt, which was retired during the quarter. Additionally, non-interest expense of $1.1 million was recorded related to the debt extinguishment.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 5

	Three Months Ended March 31,		$	%
(dollars in thousands)	2019	2018	Change	Change
Provision for credit losses:
Originated	$9,237	$14,770	$(5,533)	(37.5)%
Loans acquired in a business combination	4,392	(275)	4,667	n/m
Total provision for credit losses	$13,629	$14,495	$(866)	(6.0)%
Net loan charge-offs:
Originated	$4,751	$11,042	$(6,291)	(57.0)%
Loans acquired in a business combination	2,828	(414)	3,242	n/m
Total net loan charge-offs	$7,579	$10,628	$(3,049)	(28.7)%
Net loan charge-offs (annualized) / total average loans and leases	0.14%	0.20%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.10%	0.29%
n/m - not meaningful
The provision for credit losses of $13.6 million during the first three months of 2019 decreased $0.9 million from the same period of 2018, supporting strong loan growth and exceeding net charge-offs of $7.6 million, or 0.14% annualized of total average loans. The provision for the originated portfolio decreased $5.5 million, while the provision for loans acquired in a business combination increased $4.7 million during the first three months of 2019 compared to the year-ago period, primarily due to a single commercial credit. Net loan charge-offs of $7.6 million for the first three months of 2019 decreased $3.0 million from the year-ago period, primarily due to lower commercial charge-offs and the previous actions taken to reduce credit risk, including the sale of Regency. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.
Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2019 and 2018 is presented in the following table:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2019	2018	Change	Change
Service charges	$30,217	$30,077	$140	0.5%
Trust services	6,784	6,448	336	5.2
Insurance commissions and fees	4,897	5,135	(238)	(4.6)
Securities commissions and fees	4,345	4,319	26	0.6
Capital markets income	6,036	5,214	822	15.8
Mortgage banking operations	3,905	5,529	(1,624)	(29.4)
Dividends on non-marketable equity securities	5,023	3,975	1,048	26.4
Bank owned life insurance	2,841	3,285	(444)	(13.5)
Other	1,337	3,521	(2,184)	(62.0)
Total non-interest income	$65,385	$67,503	$(2,118)	(3.1)%
Total non-interest income decreased $2.1 million, to $65.4 million for the first three months of 2019, a 3.1% decrease from the same period of 2018. Excluding a $1.2 million branch consolidation-related loss on fixed assets, non-interest income decreased $0.9 million, or 1.4%. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Capital markets income of $6.0 million for the first three months of 2019 increased $0.8 million or 15.8% from $5.2 million for 2018, reflecting continued solid contributions from commercial swap activity across our footprint, combined with increased syndication fees and international banking activity.
Mortgage banking operations income of $3.9 million for the first three months of 2019 decreased $1.6 million, or 29.4%, from the same period of 2018, primarily due to a $1.3 million interest rate-related valuation adjustment on MSRs and lower activity levels. During the first three months of 2019, we sold $194.0 million of residential mortgage loans, a 26.8% decrease compared to $265.0 million for the same period of 2018. Sold loan margins have been lower in both retail and correspondent loans due to competitive pressure and the mix of loans sold.
Dividends on non-marketable equity securities of $5.0 million for 2019 increased $1.0 million, or 26.4%, from $4.0 million for 2018, primarily due to an increase in the FHLB dividend rate.
Other non-interest income was $1.3 million and $3.5 million for the first three months of 2019 and 2018, respectively. During the first three months of 2019, we recorded $1.2 million in losses on fixed assets related to the branch consolidations. Additionally, SBA loan gain on sale and servicing-related income decreased $0.8 million compared to the year-ago period.

The following table presents non-interest income excluding significant items for the three months ended March 31, 2019 and 2018:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest income, as reported	$65,385	$67,503	$(2,118)	(3.1)%
Significant items:
Loss on fixed assets related to branch consolidations	1,176	—	1,176
Total non-interest income, excluding significant items(1)	$66,561	$67,503	$(942)	(1.4)%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2019 and 2018 is presented in the following table:
TABLE 8

	Three Months Ended March 31,		$	%
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$91,284	$89,326	$1,958	2.2%
Net occupancy	15,065	15,568	(503)	(3.2)
Equipment	14,825	14,465	360	2.5
Amortization of intangibles	3,479	4,218	(739)	(17.5)
Outside services	14,745	14,725	20	0.1
FDIC insurance	5,950	8,834	(2,884)	(32.6)
Bank shares and franchise taxes	3,467	3,452	15	0.4
Other	16,927	20,495	(3,568)	(17.4)
Total non-interest expense	$165,742	$171,083	$(5,341)	(3.1)%
Total non-interest expense of $165.7 million for the first three months of 2019 decreased $5.3 million, a 3.1% increase from the same period of 2018. Excluding $0.5 million of branch consolidation costs, non-interest expense decreased $5.8 million, or 3.4%. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $91.3 million for the first three months of 2019 increased $2.0 million or 2.2% from the same period of 2018. The increase was primarily due to normal 2018 merit increases last April and increasing the minimum wage for our hourly employees in response to tax reform, partially offset by the sale of Regency, which was included in the first three months of 2018.
Amortization of intangibles expense of $3.5 million for the first three months of 2019 decreased $0.7 million, or 17.5% from the first three months of 2018, due to the completion of amortization for a core deposit intangible from a prior acquisition.
FDIC insurance of $6.0 million for the first three months of 2019 decreased $2.9 million, or 32.6%, from the same period of 2018, primarily due to the elimination of the FDIC's large bank surcharge in the fourth quarter of 2018.
Other non-interest expense was $16.9 million and $20.5 million for the first three months of 2019 and 2018, respectively. Decreases in other non-interest expense spanned across various categories such as marketing expense, other tax expense and miscellaneous losses compared to the year-ago period, partially due to our focus on efficiency and expense control, combined with the sale of Regency, which was included in the first three months of 2018.

The following table presents non-interest expense excluding significant items for the three months ended March 31, 2019 and 2018:
TABLE 9

	Three Months Ended March 31,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest expense, as reported	$165,742	$171,083	$(5,341)	(3.1)%
Significant items:
Branch consolidations - salaries and benefits	(419)	—	(419)
Branch consolidations - occupancy and equipment	17	—	17
Branch consolidations - other	(56)	—	(56)
Total non-interest expense, excluding significant items(1)	$165,284	$171,083	$(5,799)	(3.4)%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Income tax expense	$22,480	$21,268
Effective tax rate	19.3%	19.7%
Statutory federal tax rate	21.0%	21.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 11

(dollars in millions)	March 31, 2019	December 31, 2018	$ Change	% Change
Assets
Cash and cash equivalents	$497	$488	$9	1.8%
Securities	6,574	6,595	(21)	(0.3)
Loans held for sale	37	22	15	68.2
Loans and leases, net	22,434	21,973	461	2.1
Goodwill and other intangibles	2,330	2,334	(4)	(0.2)
Other assets	1,823	1,690	133	7.9
Total Assets	$33,695	$33,102	$593	1.8%
Liabilities and Stockholders’ Equity
Deposits	$23,882	$23,455	$427	1.8%
Borrowings	4,784	4,756	28	0.6
Other liabilities	349	283	66	23.3
Total liabilities	29,015	28,494	521	1.8
Stockholders’ equity	4,680	4,608	72	1.6
Total Liabilities and Stockholders’ Equity	$33,695	$33,102	$593	1.8%

Non-Performing Assets
Following is a summary of total non-performing assets:
TABLE 12

(in millions)	March 31, 2019	December 31, 2018	$ Change	% Change
Commercial real estate	$27	$23	$4	17.4%
Commercial and industrial	31	37	(6)	(16.2)
Commercial leases	2	2	—	—
Other	1	1	—	—
Total commercial loans and leases	61	63	(2)	(3.2)
Direct installment	14	14	—	—
Residential mortgages	15	14	1	7.1
Indirect installment	2	2	—	—
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	37	37	—	—
Total non-performing loans and leases	98	100	(2)	(2.0)
Other real estate owned	34	35	(1)	(2.9)
Total non-performing assets	$132	$135	$(3)	(2.2)%
Non-performing assets decreased $2.6 million, from $134.7 million at December 31, 2018 to $132.1 million at March 31, 2019. This reflects decreases of $1.2 million in OREO, $1.1 million in non-accrual loans and $0.3 million in TDRs.

Following is a summary of performing, non-performing and non-accrual TDRs, by class:

TABLE 13

(in millions)	Performing	Non- Performing	Non- Accrual	Total
Originated
March 31, 2019
Commercial real estate	$—	$—	$2	$2
Commercial and industrial	—	—	1	1
Total commercial loans	—	—	3	3
Direct installment	11	7	3	21
Residential mortgages	5	8	3	16
Indirect installment	—	—	—	—
Consumer lines of credit	2	1	1	4
Total consumer loans	18	16	7	41
Total TDRs	$18	$16	$10	$44
December 31, 2018
Commercial real estate	$—	$—	$2	$2
Commercial and industrial	—	1	—	1
Total commercial loans	—	1	2	3
Direct installment	11	6	4	21
Residential mortgages	5	8	3	16
Consumer lines of credit	2	2	—	4
Total consumer loans	18	16	7	41
Total TDRs	$18	$17	$9	$44
Acquired
March 31, 2019
Commercial real estate	$—	$3	$—	$3
Total commercial loans	—	3	—	3
Consumer lines of credit	—	1	—	1
Total consumer loans	—	1	—	1
Total TDRs	$—	$4	$—	$4
December 31, 2018
Commercial real estate	$—	$3	$—	$3
Total commercial loans	—	3	—	3
Consumer lines of credit	—	1	—	1
Total consumer loans	—	1	—	1
Total TDRs	$—	$4	$—	$4

Allowance for Credit Losses
The allowance for credit losses of $185.7 million at March 31, 2019 increased $6.1 million, or 3.4%, from December 31, 2018, primarily in support of growth in originated loans and leases. The provision for credit losses during the three months ended March 31, 2019 was $13.6 million, which covered net charge-offs and supported organic loan growth. Net charge-offs were $7.6 million during the three months ended March 31, 2019, compared to $10.6 million during the three months ended March 31, 2018, with the decrease primarily due to the sale of Regency, which accounted for $2.5 million of the decrease. The allowance for credit losses as a percentage of non-performing loans for the total portfolio increased from 180% as of December 31, 2018 to 189% as of March 31, 2019, as provision exceeded charge-offs in support of loan growth, while the level of non-performing loans decreased.

Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations. Also see Note 4, Loans and Leases, of the Notes to Consolidated Financial Statements (Unaudited).
TABLE 14

	At or For the Three Months Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Non-performing loans / total originated loans and leases	0.43%	0.44%	0.58%
Non-performing loans + OREO / total originated loans and leases + OREO	0.59%	0.61%	0.81%
Allowance for credit losses (originated loans) / total originated loans and leases	0.94%	0.95%	1.08%
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.10%	0.27%	0.29%

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.
Following is a summary of deposits:
TABLE 15

(in millions)	March 31, 2019	December 31, 2018	$ Change	% Change
Non-interest-bearing demand	$6,124	$6,000	$124	2.1%
Interest-bearing demand	9,743	9,660	83	0.9
Savings	2,523	2,526	(3)	(0.1)
Certificates and other time deposits	5,492	5,269	223	4.2
Total deposits	$23,882	$23,455	$427	1.8%
Total deposits increased from December 31, 2018, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances and certificates and other time deposits. The growth reflects heightened deposit-gathering efforts focused on attracting new customer relationships through targeted promotional interest rates on 13-month, 19-month and 25-month certificates of deposit, combined with deepening relationships with existing customers through internal lead generation efforts. Relationship-based transaction deposits, which are comprised of demand (non-interest-bearing and interest-bearing) and savings accounts (including money market savings), also increased over this period. Generating growth in the relationship-based transaction deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.

Capital Resources and Regulatory Matters
The access to, and cost of, funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight depend, in part, on our capital position.
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
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On February 14, 2019, we completed our offering of $120.0 million 4.950% fixed-to-floating rate subordinated notes due in 2029 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $118.2 million. We intend to use and have used the net proceeds from the sale of the subordinated notes to redeem higher-rate long-term borrowings and for general corporate purposes.
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
As of March 31, 2019, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization. Our management believes that, as of March 31, 2019 and December 31, 2018, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 16

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2019
F.N.B. Corporation
Total capital	$3,024	11.65%	$2,595	10.00%	$2,725	10.50%
Tier 1 capital	2,453	9.45	2,076	8.00	2,206	8.50
Common equity tier 1	2,346	9.04	1,687	6.50	1,816	7.00
Leverage	2,453	7.88	1,556	5.00	1,245	4.00
Risk-weighted assets	25,949
FNBPA
Total capital	2,838	10.96%	2,590	10.00%	2,719	10.50%
Tier 1 capital	2,651	10.24	2,072	8.00	2,201	8.50
Common equity tier 1	2,571	9.93	1,683	6.50	1,813	7.00
Leverage	2,651	8.53	1,554	5.00	1,243	4.00
Risk-weighted assets	25,897
As of December 31, 2018
F.N.B. Corporation
Total capital	$2,875	11.54%	$2,490	10.00%	$2,459	9.88%
Tier 1 capital	2,395	9.62	1,992	8.00	1,961	7.88
Common equity tier 1	2,289	9.19	1,619	6.50	1,588	6.38
Leverage	2,395	7.87	1,523	5.00	1,218	4.00
Risk-weighted assets	24,900
FNBPA
Total capital	2,735	10.99%	2,489	10.00%	2,458	9.88%
Tier 1 capital	2,553	10.26	1,992	8.00	1,960	7.88
Common equity tier 1	2,473	9.94	1,618	6.50	1,587	6.38
Leverage	2,553	8.39	1,521	5.00	1,217	4.00
Risk-weighted assets	24,894
In accordance with Basel III, the implementation of capital requirements is transitional and was phased-in from January 1, 2015 through January 1, 2019. The minimum capital requirements plus capital conservation buffer, which are presented for each period above based on the phase-in schedule, represent the minimum requirements needed to avoid limitations on distributions of dividends and certain discretionary bonus payments. Our management believes that FNB and FNBPA will continue to meet all “well-capitalized” requirements after Basel III is completely phased-in.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2018 Annual Report on Form 10-K as filed with the SEC on February 26, 2019. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to us or across the financial services industry.

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
FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. FNB also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds are used to help fund normal business operations, and unused credit availability can be utilized to serve as contingency funding if we would be faced with a liquidity crisis.
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the Parent's funding needs.  During the first quarter of 2019, we completed a debt offering in which we issued $120.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due in 2029. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $118.2 million. This Other Subordinated Debt is eligible for treatment as tier 2 capital for regulatory capital purposes. Also, we repurchased and retired $9.5 million and redeemed $15.5 million in higher interest rate subordinated debt assumed in the 2017 YDKN acquisition. Additionally, we redeemed $10.0 million of TPS issued by American Community Capital Trust I also assumed in the 2017 YDKN acquisition. These transactions were the primary drivers of the parent’s cash position increasing by $43.1 million from $254.4 million at December 31, 2018 to $297.5 million at March 31, 2019. Additionally, we exercised the call options on $26.0 million of Omega Financial Capital Trust I and $8.0 million of Crescent Financial Capital Trust I with April settlements. From the net debt issuance proceeds, we completed a capital infusion of $40.0 million to FNBPA in March. These transactions accomplished strategic objectives, including offering additional liquidity.
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
The LCR and MCH ratios are presented in the following table:
TABLE 17

	March 31, 2019	December 31, 2018	Internal limit
Liquidity coverage ratio	2.0 times	2.1 times	> 1 time
Months of cash on hand	14.7 months	14.4 months	> 12 months
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $23.9 billion at March 31, 2019, an increase of $427.7 million, or 7.4% annualized from December 31, 2018. Total non-interest demand deposit accounts grew by $124.7 million, or 8.4% annualized, and interest-bearing demand increased by $82.8 million, or 3.4% annualized. Growth in time deposits was $222.8 million, or 17.2% annualized. Savings account balances decreased $2.5 million, or 0.5% annualized.
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
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 18

(dollars in millions)	March 31, 2019	December 31, 2018
Unused wholesale credit availability	$9,618	$9,659
Unused wholesale credit availability as a % of FNBPA assets	28.6%	29.2%
Salable unpledged government and agency securities	$2,511	$2,424
Salable unpledged government and agency securities as a % of FNBPA assets	7.5%	7.3%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2019 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was (6.6)% and (7.1)% as of March 31, 2019 and December 31, 2018, respectively. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 19

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$464	$1,039	$1,258	$2,422	$5,183
Investments	153	167	291	534	1,145
	617	1,206	1,549	2,956	6,328
Liabilities
Non-maturity deposits	180	359	539	1,078	2,156
Time deposits	607	843	698	1,415	3,563
Borrowings	2,750	16	21	47	2,834
	3,537	1,218	1,258	2,540	8,553
Period Gap (Assets - Liabilities)	$(2,920)	$(12)	$291	$416	$(2,225)
Cumulative Gap	$(2,920)	$(2,932)	$(2,641)	$(2,225)
Cumulative Gap to Total Assets	(8.7)%	(8.7)%	(7.8)%	(6.6)%
In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of our liquidity position. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.

MARKET RISK
Market risk refers to potential losses arising predominately from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups do not complement one another. For example, depositors may want short-term deposits, while borrowers desire long-term loans.
Changes in market interest rates may result in changes in the fair value of our financial instruments, cash flows and net interest income. The Board of Directors has given ALCO the responsibility for market risk management, which involves devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. We use derivative financial instruments for interest rate risk management purposes and not for trading or speculative purposes.
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
We use an asset/liability model to measure our interest rate risk. Interest rate risk measures we utilize include earnings simulation, EVE and gap analysis. Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. In these simulations, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios on a periodic basis. Reviewing these various measures provides us with a comprehensive view of our interest rate risk profile, which provides the basis for balance sheet management strategies.
The following repricing gap analysis as of March 31, 2019 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 20

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$10,280	$789	$831	$1,530	$13,430
Investments	153	177	452	530	1,312
	10,433	966	1,283	2,060	14,742
Liabilities
Non-maturity deposits	6,453	—	—	—	6,453
Time deposits	702	843	696	1,411	3,652
Borrowings	3,120	1,032	6	19	4,177
	10,275	1,875	702	1,430	14,282
Off-balance sheet	(100)	955	—	—	855
Period Gap (assets – liabilities + off-balance sheet)	$58	$46	$581	$630	$1,315
Cumulative Gap	$58	$104	$685	$1,315
Cumulative Gap to Assets	0.2%	0.4%	2.3%	4.5%
The twelve-month cumulative repricing gap to total assets was 4.5% and 3.2% as of March 31, 2019 and December 31, 2018, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease. The change in the cumulative repricing gap at March 31, 2019 compared to December 31, 2018, is primarily related to growth and changes in the mix of loans, deposits and borrowings. The growth in the certificates of deposit portfolio was offset with the increased repricing of adjustable loans, the increased cash flow of the indirect portfolio, the funding of long-term FHLB advances and the use of interest rate swaps.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of March 31, 2019. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 21

	March 31, 2019	December 31, 2018	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	5.3%	3.5%	n/a
+ 200 basis points	3.8%	2.5%	(5.0)%
+ 100 basis points	2.0%	1.4%	(5.0)%
- 100 basis points	(3.6)%	(3.1)%	(5.0)%
Economic value of equity:
+ 300 basis points	(7.0)%	(8.0)%	(25.0)%
+ 200 basis points	(4.3)%	(5.2)%	(15.0)%
+ 100 basis points	(1.5)%	(2.0)%	(10.0)%
- 100 basis points	(1.9)%	(1.0)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +300 basis point Rate Ramp increases net interest income (12 months) by 3.7% at March 31, 2019 and 2.7% at December 31, 2018.
Our strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a slightly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 58.1% and 57.4% of total loans as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019, 79.2% of these loans, or 46.0% of total loans, are tied to the Prime or one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of March 31, 2019, the commercial swaps totaled $2.9 billion of notional principal, with $247.7 million in notional swap principal originated during the first three months of 2019. The success of the aforementioned tactics has resulted in a slightly asset-sensitive position. For additional information regarding interest rate swaps, see Note 9 in this Report.
We desired to remain slightly asset-sensitive during the first three months of 2019. A number of management actions and market occurrences resulted in the slight increase in the asset sensitivity of our interest rate risk position during the period. The increase was primarily due to management's actions with the timing of funding loan and investment growth, as well as successful efforts to extend maturities in certificate of deposit activity and continued strong commercial loan interest rate swap activity.

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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments: Enterprise-Wide Risk Management, Fraud Risk, Loan Review, Model Risk Management, Third-Party Risk Management, Anti-Money Laundering and Bank Secrecy Act, Appraisal Review, Compliance and Information and Cyber Security. All second line of defense departments report to the Chief Risk Officer to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Enterprise-Wide Risk Management Department conducts risk and control assessments across all of our business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks enterprise-wide. The Fraud Risk Department monitors for internal and external fraud risk across all of our business and operational units. The Loan Review Department conducts independent testing of our loan risk ratings to ensure their accuracy, which is instrumental to calculating our allowance for credit losses. Our Model Risk Management Department oversees validation and testing of all models used in managing risk across our company. Our Third-Party Risk Management Department ensures effective risk management and oversight of third-party relationships throughout the vendor life cycle. The Anti-Money Laundering and Bank Secrecy Act Department monitors for compliance with money laundering risk and associated regulatory compliance requirements. The Appraisal Review Department facilitates independent ordering and review of real estate appraisals obtained for determining the value of real estate pledged as collateral for loans to customers. Our Compliance Department is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Our Information and Cyber Security Department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cyber security controls. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Both the Risk Committee and Audit Committee of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
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
TABLE 22
Operating Net Income Available to Common Stockholders

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income available to common stockholders	$92,117	$84,752
Branch consolidation costs	1,634	—
Tax benefit of branch consolidation costs	(343)	—
Operating net income available to common stockholders (non-GAAP)	$93,408	$84,752
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as branch consolidation costs, are not organic costs to run our operations and facilities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

TABLE 23
Operating Earnings per Diluted Common Share

	Three Months Ended March 31,
	2019	2018
Net income per diluted common share	$0.28	$0.26
Branch consolidation costs	0.01	—
Tax benefit of branch consolidation costs	—	—
Operating earnings per diluted common share (non-GAAP)	$0.29	$0.26
TABLE 24
Return on Average Tangible Common Equity

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net income available to common stockholders (annualized)	$373,586	$343,716
Amortization of intangibles, net of tax (annualized)	11,146	13,513
Tangible net income available to common stockholders (annualized) (non-GAAP)	$384,732	$357,229
Average total stockholders’ equity	$4,652,243	$4,430,269
Less: Average preferred stockholders' equity	(106,882)	(106,882)
Less: Average intangibles (1)	(2,331,623)	(2,339,783)
Average tangible common equity (non-GAAP)	$2,213,738	$1,983,604
Return on average tangible common equity (non-GAAP)	17.38%	18.01%
 (1) Excludes loan servicing rights.
TABLE 25
Return on Average Tangible Assets

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net income (annualized)	$381,737	$351,867
Amortization of intangibles, net of tax (annualized)	11,146	13,513
Tangible net income (annualized) (non-GAAP)	$392,883	$365,380
Average total assets	$33,390,202	$31,494,506
Less: Average intangibles (1)	(2,331,623)	(2,339,783)
Average tangible assets (non-GAAP)	$31,058,579	$29,154,723
Return on average tangible assets (non-GAAP)	1.26%	1.25%
(1) Excludes loan servicing rights.

TABLE 26
Tangible Book Value per Common Share

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Total stockholders’ equity	$4,679,959	$4,433,453
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,329,896)	(2,339,139)
Tangible common equity (non-GAAP)	$2,243,181	$1,987,432
Ending common shares outstanding	324,515,913	323,686,993
Tangible book value per common share (non-GAAP)	$6.91	$6.14
 (1) Excludes loan servicing rights.
TABLE 27
Tangible equity to tangible assets (period-end)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Total stockholders' equity	$4,679,959	$4,433,453
Less: Intangibles(1)	(2,329,896)	(2,339,139)
Tangible equity (non-GAAP)	$2,350,063	$2,094,314
Total assets	$33,695,411	$31,652,353
Less: Intangibles(1)	(2,329,896)	(2,339,139)
Tangible assets (non-GAAP)	$31,365,515	$29,313,214
Tangible equity / tangible assets (period-end) (non-GAAP)	7.49%	7.14%
(1) Excludes loan servicing rights.
TABLE 28
Tangible common equity / tangible assets (period-end)

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Total stockholders' equity	$4,679,959	$4,433,453
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,329,896)	(2,339,139)
Tangible common equity (non-GAAP)	$2,243,181	$1,987,432
Total assets	$33,695,411	$31,652,353
Less: Intangibles(1)	(2,329,896)	(2,339,139)
Tangible assets (non-GAAP)	$31,365,515	$29,313,214
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.15%	6.78%
 (1) Excludes loan servicing rights.

KEY PERFORMANCE INDICATORS
TABLE 29
Efficiency Ratio

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Non-interest expense	$165,742	$171,083
Less: Amortization of intangibles	(3,479)	(4,218)
Less: OREO expense	(1,069)	(1,367)
Less: Branch consolidation costs	(458)	—
Adjusted non-interest expense	$160,736	$165,498
Net interest income	$230,593	$226,105
Taxable equivalent adjustment	3,579	3,103
Non-interest income	65,385	67,503
Less: Branch consolidation costs	1,176	—
Adjusted net interest income (FTE) + non-interest income	$300,733	$296,711
Efficiency ratio (FTE) (non-GAAP)	53.45%	55.78%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of "MD&A," which is included in Item 2 of this Report, and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in our 2018 Annual Report on Form 10-K as filed with the SEC on February 26, 2019.

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2019, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 10 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2018 Annual Report on Form 10-K. See also Part I, Item 2 (MD&A) of this Report.
There are no material changes from any of the risk factors previously disclosed in our 2018 Annual Report on Form 10-K as filed with the SEC on February 26, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.    EXHIBITS
Exhibit Index

Exhibit Number	Description
10.1
F.N.B. Corporation Combined Performance-Based Restricted Stock Unit and Performance Unit Award Agreement (ROATCE) (Incorporated by reference to Exhibit 10.1 of FNB’s Current Report on Form 8‑K filed on April 26, 2019).

10.2
F.N.B. Corporation Combined Performance-Based Restricted Stock Unit and Performance Unit Award Agreement (ICG Growth) (Incorporated by reference to Exhibit 10.2 of FNB’s Current Report on Form 8-K filed on April 26, 2019).

10.3	F.N.B. Corporation Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.3 of FNB’s Current Report on Form 8-K filed on April 26, 2019).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	May 7, 2019	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2019	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 7, 2019	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)