Form 10-Q
period 2019-06-30
FNB CORP/PA/
filed 2019-08-06
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2019
Common Stock, $0.01 Par Value	324,873,312	Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2019

Glossary of Acronyms and Terms

AFS	Available for sale

ALCO	Asset/Liability Committee

AOCI	Accumulated other comprehensive income

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

BOLI	Bank owned life insurance

Basel III	Basel III Capital Rules

CFPB	Consumer Financial Protection Bureau

EVE	Economic value of equity

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FHLB	Federal Home Loan Bank

FNB	F.N.B. Corporation

FNBPA	First National Bank of Pennsylvania

FOMC	Federal Open Market Committee

FRB	Board of Governors of the Federal Reserve System

FTE	Fully taxable equivalent

FVO	Fair value option

GAAP	U.S. generally accepted accounting principles

HTM	Held to maturity

IRLC	Interest rate lock commitments

LCR	Liquidity Coverage Ratio

LIBOR	London Inter-bank Offered Rate

MCH	Months of Cash on Hand

MD&A	Management's Discussion and Analysis

MSR	Mortgage servicing rights

OCC	Office of the Comptroller of the Currency

OREO	Other real estate owned

OTTI	Other-than-temporary impairment

Regency	Regency Finance Company

SBA	Small Business Administration

SEC	Securities and Exchange Commission

TCJA	Tax Cuts and Jobs Act of 2017

TDR	Troubled debt restructuring

TPS	Trust preferred securities

UST	U.S. Department of the Treasury

YDKN	Yadkin Financial Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions, except share and per share data

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$427	$451
Interest bearing deposits with banks	72	37
Cash and Cash Equivalents	499	488
Debt securities available for sale	3,279	3,341
Debt securities held to maturity (fair value of $3,093 and $3,155)	3,079	3,254
Loans held for sale (includes $39 and $14 measured at fair value) (1)	332	22
Loans and leases, net of unearned income of $0 and $3	22,543	22,153
Allowance for credit losses	(188)	(180)
Net Loans and Leases	22,355	21,973
Premises and equipment, net	328	330
Goodwill	2,262	2,255
Core deposit and other intangible assets, net	74	79
Bank owned life insurance	539	537
Other assets	1,156	823
Total Assets	$33,903	$33,102
Liabilities
Deposits:
Non-interest-bearing demand	$6,139	$6,000
Interest-bearing demand	9,593	9,660
Savings	2,515	2,526
Certificates and other time deposits	5,484	5,269
Total Deposits	23,731	23,455
Short-term borrowings	3,711	4,129
Long-term borrowings	1,338	627
Other liabilities	370	283
Total Liabilities	29,150	28,494
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 326,862,352 and 326,120,832 shares	3	3
Additional paid-in capital	4,057	4,049
Retained earnings	683	576
Accumulated other comprehensive loss	(72)	(106)
Treasury stock – 2,055,221 and 1,806,303 shares at cost	(25)	(21)
Total Stockholders’ Equity	4,753	4,608
Total Liabilities and Stockholders’ Equity	$33,903	$33,102

(1)	Amount represents loans for which we have elected the fair value option. See Note 17.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions, except per share data
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest Income
Loans and leases, including fees	$276	$258	$545	$497
Securities:
Taxable	32	29	65	56
Tax-exempt	8	6	16	13
Other	1	1	1	1
Total Interest Income	317	294	627	567
Interest Expense
Deposits	55	30	105	57
Short-term borrowings	22	19	48	34
Long-term borrowings	10	5	13	10
Total Interest Expense	87	54	166	101
Net Interest Income	230	240	461	466
Provision for credit losses	11	16	25	30
Net Interest Income After Provision for Credit Losses	219	224	436	436
Non-Interest Income
Service charges	32	31	62	61
Trust services	7	6	14	13
Insurance commissions and fees	4	5	9	10
Securities commissions and fees	5	5	9	9
Capital markets income	10	6	16	11
Mortgage banking operations	8	5	12	11
Dividends on non-marketable equity securities	4	4	9	8
Bank owned life insurance	3	3	6	6
Other	2	—	3	3
Total Non-Interest Income	75	65	140	132
Non-Interest Expense
Salaries and employee benefits	95	99	186	188
Net occupancy	16	16	31	32
Equipment	15	13	30	27
Amortization of intangibles	3	4	7	8
Outside services	16	17	31	32
FDIC insurance	6	9	12	18
Bank shares and franchise taxes	3	4	6	7
Other	21	21	38	42
Total Non-Interest Expense	175	183	341	354
Income Before Income Taxes	119	106	235	214
Income taxes	24	21	46	42
Net Income	95	85	189	172
Preferred stock dividends	2	2	4	4
Net Income Available to Common Stockholders	$93	$83	$185	$168
Earnings per Common Share
Basic	$0.29	$0.26	$0.57	$0.52
Diluted	$0.29	$0.26	$0.57	$0.52
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$95	$85	$189	$172
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $9 and $(3), $16 and $(11)	30	(9)	54	(39)
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(4) and $1, $(6) and $2	(14)	2	(20)	6
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $0, $0, $0 and $0	—	(1)	(1)	(1)
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $0, $0 and $0	—	1	1	1
Other Comprehensive Income (Loss)	16	(7)	34	(33)
Comprehensive Income	$111	$78	$223	$139
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in millions, except per share data
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended June 30, 2018
Balance at beginning of period	$107	$3	$4,037	$414	$(109)	$(19)	$4,433
Comprehensive income (loss)				85	(7)		78
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(40)			(40)
Issuance of common stock		—	3			(2)	1
Restricted stock compensation			3				3
Balance at end of period	$107	$3	$4,043	$457	$(116)	$(21)	$4,473
Three Months Ended June 30, 2019
Balance at beginning of period	$107	$3	$4,052	$629	$(88)	$(23)	$4,680
Comprehensive income				95	16		111
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			(2)	(1)
Restricted stock compensation			4				4
Balance at end of period	$107	$3	$4,057	$683	$(72)	$(25)	$4,753

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2018
Balance at beginning of period	$107	$3	$4,033	$368	$(83)	$(19)	$4,409
Comprehensive income (loss)				172	(33)		139
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(79)			(79)
Issuance of common stock		—	5			(2)	3
Restricted stock compensation			5				5
Balance at end of period	$107	$3	$4,043	$457	$(116)	$(21)	$4,473
Six Months Ended June 30, 2019
Balance at beginning of period	$107	$3	$4,049	$576	$(106)	$(21)	$4,608
Comprehensive income				189	34		223
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(78)			(78)
Issuance of common stock		—	2			(4)	(2)
Restricted stock compensation			6				6
Balance at end of period	$107	$3	$4,057	$683	$(72)	$(25)	$4,753
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
Unaudited

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net income	$189	$172
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	20	57
Provision for credit losses	25	30
Deferred tax expense	16	16
Tax benefit of stock-based compensation	1	—
Loans originated for sale	(577)	(529)
Loans sold	556	590
Net gain on sale of loans	(10)	(12)
Net change in:
Interest receivable	(12)	1
Interest payable	6	3
Bank owned life insurance	(3)	(6)
Other, net	(298)	27
Net cash flows provided by operating activities	(87)	349
Investing Activities
Net change in loans and leases	(782)	(720)
Debt securities available for sale:
Purchases	(175)	(581)
Maturities	302	288
Debt securities held to maturity:
Purchases	(36)	(224)
Maturities	209	168
Increase in premises and equipment	(21)	(10)
Loans sold, not originated for sale	110	—
Other, net	(4)	—
Net cash flows used in investing activities	(397)	(1,079)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	61	(110)
Time deposits	217	253
Short-term borrowings	(418)	656
Proceeds from issuance of long-term borrowings	940	18
Repayment of long-term borrowings	(227)	(56)
Net proceeds from issuance of common stock	4	7
Cash dividends paid:
Preferred stock	(4)	(4)
Common stock	(78)	(79)
Net cash flows provided by financing activities	495	685
Net Increase (Decrease) in Cash and Cash Equivalents	11	(45)
Cash and cash equivalents at beginning of period	488	479
Cash and Cash Equivalents at End of Period	$499	$434
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of June 30, 2019, we had 378 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to June 30, 2019 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
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
In addition, we enter into interest rate swap agreements to meet the interest rate risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. We then enter into positions with a derivative counterparty in order to offset our exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. We seek to minimize counterparty credit risk by entering into transactions with only high-quality institutions. These arrangements meet the definition of derivatives, but are not designated as qualifying hedging relationships. The interest rate swap agreement with the loan customer and with the counterparty are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income.
Leases
We determine if an arrangement is, or contains, a lease at inception of the contract. As a lessee, we consider a contract to be, or contain, a lease if the contract conveys the right to control the use of an identified asset in exchange for consideration. We recognize in our Consolidated Balance Sheets the obligation to make lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term. For an operating lease, the right-of-use asset and lease liability are included in other assets and other liabilities, respectively. Finance leases are included in premises and equipment, and other liabilities. We do not record leases with an initial term of 12 months or less on the Consolidated Balance Sheets, instead we recognize lease expense for these leases on a straight-line basis over the lease term. For leases that commenced before January 1, 2019, we have applied the modified retrospective transition method which resulted in comparative information not being restated. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs.
Right-of-use assets and liabilities are initially measured at the present value of lease payments over the lease term, discounted using the interest rate implicit in the lease at the commencement date. If the rate implicit in the lease cannot be readily determined, we discount the lease using our incremental borrowing rate which is derived by reference to FNB's secured borrowing rate. Our leases may include options to extend or terminate the lease. When it is reasonably certain that we will exercise such an option, the lease term includes those periods. Lease expense is recognized on a straight-line basis over the lease term. Right-of-use assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. For operating leases, if deemed impaired, the right-of-use asset is written down and the remaining balance is subsequently amortized on a straight-line basis.
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
Both sales-type leases and direct financing leases are recognized as a net investment in the lease on the Consolidated Balance Sheets. The net investment comprises the lease receivable including any residual value of the underlying asset that is guaranteed by the customer or any other third party unrelated to us and the unguaranteed residual value of the underlying asset. Operating lease income is recognized over the lease term on a straight-line basis. We do not evaluate whether sales taxes and similar taxes imposed by a governmental authority on lease transactions and collected by us are our primary obligation as owner of the underlying leased asset and exclude from lease income all taxes collected.
NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the FASB that we recently adopted or will be adopting in the future.
TABLE 2.1

Standard	Description	Financial Statements Impact
Derivative and Hedging Activities
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
This Update improves the financial reporting of hedging to better align with a company’s risk management activities. In addition, this Update makes certain targeted improvements to simplify the application of the current hedge accounting guidance.

We adopted this Update in the first quarter of 2019 using a modified retrospective transition method. The presentation and disclosure guidance were applied prospectively. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.
This Update was effective as of January 1, 2019.

Standard	Description	Financial Statements Impact
Securities
ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities
This Update shortens the amortization period for the premium on certain purchased callable securities to the earliest call date. The accounting for purchased callable debt securities held at a discount does not change.

We adopted this Update in the first quarter of 2019 using a modified retrospective transition method. The adoption of this Update did not have a material effect on our Consolidated Financial Statements.
This Update was effective as of January 1, 2019.

Credit Losses
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

ASU 2019-05, Financial Instruments-Credit Losses, (Topic 326): Targeted Transition Relief

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

These Updates are to be applied using a cumulative-effect adjustment to retained earnings. The CECL model is a significant change from existing GAAP and may result in a material change to our accounting for financial assets and regulatory capital. While these Updates change the measurement of the Allowance for Credit Losses (ACL), it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios.

We have created a cross-functional steering committee to govern implementation. For loans measured at amortized cost we have implemented a new modeling platform and integrated other auxiliary models to support a calculation of expected credit losses under CECL. We have made preliminary decisions on segmentation, a reasonable and supportable forecast period, reversion method and period and are finalizing other inputs necessary to execute parallel runs using the June 30, 2019 portfolio balances to ensure we are ready to calculate, review and report on our CECL ACL for the first quarter of 2020.

The estimated ACL will represent Management’s estimate of credit losses over the full expected remaining life of the financial assets and also take into account expected future changes in macroeconomic conditions. We will continue to evaluate and refine our loss estimates throughout 2019.

The impact of this Update will be dependent on the portfolio composition, credit quality and forecasts of economic conditions at the time of adoption.

The impact to our AFS and HTM debt securities is expected to be immaterial.

Oversight and testing, as well as the development of policies, internal controls and preparation for expanded disclosures requirements will extend through the remainder of 2019.

This Update will be effective as of January 1, 2020.

Standard	Description	Financial Statements Impact
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

We adopted these Updates in the first quarter of 2019 under the modified retrospective transition method. In addition, the new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients,’ which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs.
Adoption of the new standard resulted in the recording of $116 million in right-of-use assets and corresponding lease liabilities of $126 million for operating leases on our Consolidated Balance Sheet. The standard did not materially impact our consolidated net earnings and had no impact on cash flows.
These Updates were effective as of January 1, 2019.

NOTE 3.    SECURITIES
The amortized cost and fair value of debt securities are as follows:
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale:
June 30, 2019
U.S. government agencies	$172	$—	$—	$172
U.S. government-sponsored entities	301	1	(1)	301
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,318	3	(6)	1,315
Agency collateralized mortgage obligations	1,233	14	(5)	1,242
Commercial mortgage-backed securities	227	5	—	232
States of the U.S. and political subdivisions	15	—	—	15
Other debt securities	2	—	—	2
Total debt securities available for sale	$3,268	$23	$(12)	$3,279
December 31, 2018
U.S. government agencies	$188	$—	$(1)	$187
U.S. government-sponsored entities	317	—	(4)	313
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,465	—	(36)	1,429
Agency collateralized mortgage obligations	1,179	5	(23)	1,161
Commercial mortgage-backed securities	229	—	(1)	228
States of the U.S. and political subdivisions	21	—	—	21
Other debt securities	2	—	—	2
Total debt securities available for sale	$3,401	$5	$(65)	$3,341

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Held to Maturity:
June 30, 2019
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	2	—	—	2
U.S. government-sponsored entities	190	—	(1)	189
Residential mortgage-backed securities:
Agency mortgage-backed securities	952	4	(4)	952
Agency collateralized mortgage obligations	728	6	(8)	726
Commercial mortgage-backed securities	100	4	—	104
States of the U.S. and political subdivisions	1,106	18	(5)	1,119
Total debt securities held to maturity	$3,079	$32	$(18)	$3,093
December 31, 2018
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	2	—	—	2
U.S. government-sponsored entities	215	—	(4)	211
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,036	—	(26)	1,010
Agency collateralized mortgage obligations	794	1	(24)	771
Commercial mortgage-backed securities	126	1	(1)	126
States of the U.S. and political subdivisions	1,080	3	(49)	1,034
Total debt securities held to maturity	$3,254	$5	$(104)	$3,155

There were no significant gross gains or gross losses realized on securities during the six months ended June 30, 2019 or 2018.
As of June 30, 2019, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.2

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$123	$123	$33	$33
Due after one year but within five years	194	195	181	179
Due after five years but within ten years	73	72	97	99
Due after ten years	100	100	988	1,000
	490	490	1,299	1,311
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,318	1,315	952	952
Agency collateralized mortgage obligations	1,233	1,242	728	726
Commercial mortgage-backed securities	227	232	100	104
Total debt securities	$3,268	$3,279	$3,079	$3,093

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

Following is information relating to securities pledged:
TABLE 3.3

(dollars in millions)	June 30, 2019	December 31, 2018
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$3,640	$3,874
As collateral for short-term borrowings	246	279
Securities pledged as a percent of total securities	61.1%	63.0%

Following are summaries of the fair values and unrealized losses of temporarily-impaired debt securities, segregated by length of impairment.

TABLE 3.4

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Available for Sale
June 30, 2019
U.S. government agencies	5	$19	$—	12	$74	$—	17	$93	$—
U.S. government-sponsored entities	—	—	—	9	205	(1)	9	205	(1)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	53	849	(6)	53	849	(6)
Agency collateralized mortgage obligations	—	—	—	38	370	(5)	38	370	(5)
States of the U.S. and political subdivisions	—	—	—	3	5	—	3	5	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	5	$19	$—	116	$1,505	$(12)	121	$1,524	$(12)
December 31, 2018
U.S. government agencies	20	$145	$(1)	—	$—	$—	20	$145	$(1)
U.S. government-sponsored entities	1	36	—	11	227	(4)	12	263	(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	16	259	(4)	71	1,159	(32)	87	1,418	(36)
Agency collateralized mortgage obligations	2	82	(1)	47	590	(22)	49	672	(23)
Non-agency collateralized mortgage obligations	1	—	—	—	—	—	1	—	—
Commercial mortgage-backed securities	4	155	(1)	—	—	—	4	155	(1)
States of the U.S. and political subdivisions	2	2	—	6	10	—	8	12	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	46	$679	$(7)	136	$1,988	$(58)	182	$2,667	$(65)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Held to Maturity
June 30, 2019
U.S. government-sponsored entities	—	$—	$—	10	$189	$(1)	10	$189	$(1)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	36	506	(4)	36	506	(4)
Agency collateralized mortgage obligations	—	—	—	38	381	(8)	38	381	(8)
Commercial mortgage-backed securities	—	—	—	2	9	—	2	9	—
States of the U.S. and political subdivisions	1	4	—	43	171	(5)	44	175	(5)
Total temporarily impaired debt securities HTM	1	$4	$—	129	$1,256	$(18)	130	$1,260	$(18)
December 31, 2018
U.S. government-sponsored entities	—	$—	$—	12	$211	$(4)	12	$211	$(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	294	(4)	47	694	(22)	90	988	(26)
Agency collateralized mortgage obligations	3	42	—	49	611	(24)	52	653	(24)
Commercial mortgage-backed securities	5	26	—	4	43	(1)	9	69	(1)
States of the U.S. and political subdivisions	159	590	(27)	51	161	(22)	210	751	(49)
Total temporarily impaired debt securities HTM	210	$952	$(31)	163	$1,720	$(73)	373	$2,672	$(104)

We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the six months ended June 30, 2019 or 2018.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $1.1 billion as of June 30, 2019 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 66% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.2 million. In addition to the strong stand-alone ratings, 64% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 4.    LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:
TABLE 4.1

(in millions)	Originated Loans and Leases	Loans Acquired in a Business Combination	Total Loans and Leases
June 30, 2019
Commercial real estate	$6,601	$2,231	$8,832
Commercial and industrial	4,708	320	5,028
Commercial leases	385	—	385
Other	37	—	37
Total commercial loans and leases	11,731	2,551	14,282
Direct installment	1,679	79	1,758
Residential mortgages	2,573	449	3,022
Indirect installment	1,968	—	1,968
Consumer lines of credit	1,099	414	1,513
Total consumer loans	7,319	942	8,261
Total loans and leases, net of unearned income	$19,050	$3,493	$22,543
December 31, 2018
Commercial real estate	$6,171	$2,615	$8,786
Commercial and industrial	4,140	416	4,556
Commercial leases	373	—	373
Other	46	—	46
Total commercial loans and leases	10,730	3,031	13,761
Direct installment	1,668	96	1,764
Residential mortgages	2,612	501	3,113
Indirect installment	1,933	—	1,933
Consumer lines of credit	1,119	463	1,582
Total consumer loans	7,332	1,060	8,392
Total loans and leases, net of unearned income	$18,062	$4,091	$22,153

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
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
The following table shows certain information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	June 30, 2019	December 31, 2018
Commercial construction, acquisition and development loans	$1,196	$1,152
Percent of total loans and leases	5.3%	5.2%
Commercial real estate:
Percent owner-occupied	31.7%	35.1%
Percent non-owner-occupied	68.3%	64.9%

Additionally, as of June 30, 2019 and December 31, 2018, we had residential construction loans of $352.4 million and $273.4 million, representing 1.6% and 1.2% of total loans and leases, respectively.
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
TABLE 4.3

(in millions)	June 30, 2019	December 31, 2018
Accounted for under ASC 310-30:
Outstanding balance	$3,247	$3,768
Carrying amount	2,998	3,570
Accounted for under ASC 310-20:
Outstanding balance	504	602
Carrying amount	491	513
Total loans acquired in a business combination:
Outstanding balance	3,751	4,370
Carrying amount	3,489	4,083

The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written or charged-off.
The carrying amount of purchased credit impaired loans included in the table above totaled $1.7 million at both June 30, 2019 and December 31, 2018, representing 0.05% and 0.04%, respectively, of the carrying amount of total loans acquired in a business combination as of each date.

The following table provides changes in accretable yield for all loans acquired in business combinations that are accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.
TABLE 4.4

	Six Months Ended June 30,
(in millions)	2019	2018
Balance at beginning of period	$605	$708
Reduction due to unexpected early payoffs	(39)	(94)
Reclass from non-accretable difference to accretable yield	58	129
Other	—	(2)
Accretion	(96)	(116)
Balance at end of period	$528	$625

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
During the six months ended June 30, 2019, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $58.1 million from the non-accretable difference to accretable yield primarily driven by overall improvement in the primary credit quality indicators of the majority of the acquired loan pools. This reclassification was $129.0 million for the six months ended June 30, 2018. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.
Credit Quality
Management monitors the credit quality of our loan portfolio using several performance measures based on payment activity and borrower performance.
Non-performing loans include non-accrual loans and non-performing TDRs. Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. We place loans on non-accrual status and discontinue interest accruals on loans generally when principal or interest is due and has remained unpaid for a certain number of days or when the full amount of principal and interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans and leases are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are placed on non-accrual at 180 days, though we may place a loan on non-accrual prior to these past due thresholds as warranted. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. The majority of TDRs are loans in which we have granted a concession on the original repayment terms due to the borrower’s financial distress.

Following is a summary of non-performing assets:
TABLE 4.5

(dollars in millions)	June 30, 2019	December 31, 2018
Non-accrual loans	$74	$79
Troubled debt restructurings	19	21
Total non-performing loans	93	100
Other real estate owned	32	35
Total non-performing assets	$125	$135
Asset quality ratios:
Non-performing loans / total loans and leases	0.41%	0.45%
Non-performing loans + OREO / total loans and leases + OREO	0.55%	0.61%
Non-performing assets / total assets	0.37%	0.41%

The carrying value of residential other real estate owned held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $3.2 million at June 30, 2019 and $6.3 million at December 31, 2018. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at June 30, 2019 and December 31, 2018 totaled $9.9 million and $8.9 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:
TABLE 4.6

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
June 30, 2019
Commercial real estate	$7	$—	$27	$34	$6,567	$6,601
Commercial and industrial	7	—	17	24	4,684	4,708
Commercial leases	4	—	2	6	379	385
Other	—	—	1	1	36	37
Total commercial loans and leases	18	—	47	65	11,666	11,731
Direct installment	6	1	7	14	1,665	1,679
Residential mortgages	16	2	8	26	2,547	2,573
Indirect installment	10	—	2	12	1,956	1,968
Consumer lines of credit	4	1	4	9	1,090	1,099
Total consumer loans	36	4	21	61	7,258	7,319
Total originated loans and leases	$54	$4	$68	$126	$18,924	$19,050
December 31, 2018
Commercial real estate	$7	$—	$17	$24	$6,147	$6,171
Commercial and industrial	5	—	19	24	4,116	4,140
Commercial leases	1	—	2	3	370	373
Other	—	—	1	1	45	46
Total commercial loans and leases	13	—	39	52	10,678	10,730
Direct installment	8	—	8	16	1,652	1,668
Residential mortgages	16	3	6	25	2,587	2,612
Indirect installment	11	1	2	14	1,919	1,933
Consumer lines of credit	5	1	3	9	1,110	1,119
Total consumer loans	40	5	19	64	7,268	7,332
Total originated loans and leases	$53	$5	$58	$116	$17,946	$18,062

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount) Premium	Total Loans
Loans Acquired in a Business Combination
June 30, 2019
Commercial real estate	$19	$31	$3	$53	$2,332	$(154)	$2,231
Commercial and industrial	1	4	2	7	336	(23)	320
Total commercial loans	20	35	5	60	2,668	(177)	2,551
Direct installment	1	1	—	2	77	—	79
Residential mortgages	12	4	—	16	449	(16)	449
Consumer lines of credit	7	3	—	10	413	(9)	414
Total consumer loans	20	8	—	28	939	(25)	942
Total loans acquired in a business combination	$40	$43	$5	$88	$3,607	$(202)	$3,493
December 31, 2018
Commercial real estate	$19	$38	$3	$60	$2,723	$(168)	$2,615
Commercial and industrial	3	4	17	24	420	(28)	416
Total commercial loans	22	42	20	84	3,143	(196)	3,031
Direct installment	3	2	—	5	91	—	96
Residential mortgages	13	6	—	19	498	(16)	501
Consumer lines of credit	8	3	1	12	461	(10)	463
Total consumer loans	24	11	1	36	1,050	(26)	1,060
Total loans acquired in a business combination	$46	$53	$21	$120	$4,193	$(222)	$4,091

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

(2)	Past due information for loans acquired in a business combination is based on the contractual balance outstanding at June 30, 2019 and December 31, 2018.

We utilize the following categories to monitor credit quality within our commercial loan and lease portfolio:
TABLE 4.7

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:
TABLE 4.8

	Commercial Loan and Lease Credit Quality Categories
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
June 30, 2019
Commercial real estate	$6,309	$146	$145	$1	$6,601
Commercial and industrial	4,419	162	126	1	4,708
Commercial leases	375	4	6	—	385
Other	36	—	1	—	37
Total originated commercial loans and leases	$11,139	$312	$278	$2	$11,731
December 31, 2018
Commercial real estate	$5,883	$163	$125	$—	$6,171
Commercial and industrial	3,879	180	81	—	4,140
Commercial leases	366	1	6	—	373
Other	45	—	1	—	46
Total originated commercial loans and leases	$10,173	$344	$213	$—	$10,730
Loans Acquired in a Business Combination
June 30, 2019
Commercial real estate	$1,926	$147	$158	$—	$2,231
Commercial and industrial	274	17	29	—	320
Total commercial loans acquired in a business combination	$2,200	$164	$187	$—	$2,551
December 31, 2018
Commercial real estate	$2,256	$168	$191	$—	$2,615
Commercial and industrial	355	18	43	—	416
Total commercial loans acquired in a business combination	$2,611	$186	$234	$—	$3,031

Credit quality information for loans acquired in a business combination is based on the contractual balance outstanding at June 30, 2019 and December 31, 2018.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:
TABLE 4.9

	Consumer Loan Credit Quality by Payment Status
(in millions)	Performing	Non- Performing	Total
Originated Loans
June 30, 2019
Direct installment	$1,665	$14	$1,679
Residential mortgages	2,557	16	2,573
Indirect installment	1,966	2	1,968
Consumer lines of credit	1,095	4	1,099
Total originated consumer loans	$7,283	$36	$7,319
December 31, 2018
Direct installment	$1,654	$14	$1,668
Residential mortgages	2,598	14	2,612
Indirect installment	1,931	2	1,933
Consumer lines of credit	1,114	5	1,119
Total originated consumer loans	$7,297	$35	$7,332
Loans Acquired in a Business Combination
June 30, 2019
Direct installment	$79	$—	$79
Residential mortgages	449	—	449
Consumer lines of credit	413	1	414
Total consumer loans acquired in a business combination	$941	$1	$942
December 31, 2018
Direct installment	$96	$—	$96
Residential mortgages	501	—	501
Consumer lines of credit	462	1	463
Total consumer loans acquired in a business combination	$1,059	$1	$1,060

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

Following is a summary of information pertaining to loans and leases considered to be impaired, by class of loan and lease:
TABLE 4.10

(in millions)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Six Months Ended June 30, 2019
Commercial real estate	$31	$21	$6	$27	$2	$24
Commercial and industrial	22	15	—	15	1	17
Commercial leases	2	2	—	2	—	2
Total commercial loans and leases	55	38	6	44	3	43
Direct installment	17	14	—	14	—	14
Residential mortgages	18	16	—	16	—	15
Indirect installment	5	2	—	2	—	2
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	47	37	—	37	—	36
Total	$102	$75	$6	$81	$3	$79
At or for the Year Ended December 31, 2018
Commercial real estate	$20	$16	$1	$17	$—	$18
Commercial and industrial	46	20	13	33	4	32
Commercial leases	2	2	—	2	—	4
Total commercial loans and leases	68	38	14	52	4	54
Direct installment	17	14	—	14	—	14
Residential mortgages	16	14	—	14	—	15
Indirect installment	5	2	—	2	—	2
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	45	35	—	35	—	36
Total	$113	$73	$14	$87	$4	$90

Interest income continued to accrue on certain impaired loans and totaled approximately $3.0 million and $3.1 million for the six months ended June 30, 2019 and 2018, respectively. The above tables include one loan acquired in a business combination with a specific reserve at December 31, 2018.
Following is a summary of the allowance for credit losses required for loans acquired in a business combination due to changes in credit quality subsequent to the acquisition date:
TABLE 4.11

(in millions)	June 30, 2019	December 31, 2018
Commercial real estate	$2	$2
Commercial and industrial	1	4
Total commercial loans	3	6
Direct installment	1	1
Residential mortgages	1	—
Total consumer loans	2	1
Total allowance on loans acquired in a business combination	$5	$7

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
Following is a summary of the composition of total TDRs:
TABLE 4.12

(in millions)	Originated	Acquired	Total
June 30, 2019
Accruing:
Performing	$19	$—	$19
Non-performing	16	3	19
Non-accrual	16	—	16
Total TDRs	$51	$3	$54
December 31, 2018
Accruing:
Performing	$18	$—	$18
Non-performing	17	4	21
Non-accrual	9	—	9
Total TDRs	$44	$4	$48

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the six months ended June 30, 2019, we returned to performing status $3.1 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.
Excluding purchased credit impaired loans, commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. Our allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individually impaired loans under $1.0 million based on loan segment loss given default. Our allowance for loan losses includes specific reserves for commercial TDRs of less than $0.5 million at June 30, 2019 and 2018, respectively, and pooled reserves for individual loans of $0.9 million and $0.5 million for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $3.8 million for June 30, 2019 and $4.0 million for December 31, 2018. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of TDR loans, by class:
TABLE 4.13

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	11	$3	$4	12	$4	$4
Commercial and industrial	2	4	3	13	5	4
Total commercial loans	13	7	7	25	9	8
Direct installment	14	1	1	32	1	1
Residential mortgages	7	—	—	10	1	1
Consumer lines of credit	7	—	—	14	—	—
Total consumer loans	28	1	1	56	2	2
Total	41	$8	$8	81	$11	$10

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$—	$—	1	$—	$—
Commercial and industrial	13	1	1	13	3	2
Total commercial loans	14	1	1	14	3	2
Direct installment	178	2	2	357	3	3
Residential mortgages	8	—	—	19	1	1
Indirect installment	7	—	—	16	—	—
Consumer lines of credit	22	1	1	41	1	—
Total consumer loans	215	3	3	433	5	4
Total	229	$4	$4	447	$8	$6

The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.14

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	1	$—
Commercial and industrial	—	—	—	—
Total commercial loans	—	—	1	—
Direct installment	—	$—	3	$—
Residential mortgages	—	—	1	—
Consumer lines of credit	—	—	1	—
Total consumer loans	—	—	5	—
Total	—	$—	6	$—

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Direct installment	41	$—	78	$1
Residential mortgages	3	—	6	—
Indirect installment	5	—	9	—
Consumer lines of credit	2	—	3	—
Total consumer loans	51	—	96	1
Total	51	$—	96	$1
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

TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2019
Commercial real estate	$57	$(1)	$1	$—	$4	$61
Commercial and industrial	52	(3)	1	(2)	2	52
Commercial leases	8	—	—	—	1	9
Other	2	(1)	—	(1)	—	1
Total commercial loans and leases	119	(5)	2	(3)	7	123
Direct installment	12	—	—	—	1	13
Residential mortgages	19	(1)	—	(1)	2	20
Indirect installment	17	(2)	1	(1)	2	18
Consumer lines of credit	10	(1)	—	(1)	—	9
Total consumer loans	58	(4)	1	(3)	5	60
Total allowance on originated loans and leases	177	(9)	3	(6)	12	183
Purchased credit-impaired loans	1	—	—	—	—	1
Other acquired loans	8	(4)	1	(3)	(1)	4
Total allowance on acquired loans	9	(4)	1	(3)	(1)	5
Total allowance for credit losses	$186	$(13)	$4	$(9)	$11	$188
Six Months Ended June 30, 2019
Commercial real estate	$55	$(2)	$1	$(1)	$7	$61
Commercial and industrial	49	(4)	2	(2)	5	52
Commercial leases	8	—	—	—	1	9
Other	2	(2)	—	(2)	1	1
Total commercial loans and leases	114	(8)	3	(5)	14	123
Direct installment	14	(1)	—	(1)	—	13
Residential mortgages	20	(1)	—	(1)	1	20
Indirect installment	15	(5)	2	(3)	6	18
Consumer lines of credit	10	(1)	—	(1)	—	9
Total consumer loans	59	(8)	2	(6)	7	60
Total allowance on originated loans and leases	173	(16)	5	(11)	21	183
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(7)	1	(6)	4	4
Total allowance on loans acquired in a business combination	7	(7)	1	(6)	4	5
Total allowance for credit losses	$180	$(23)	$6	$(17)	$25	$188

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2018
Commercial real estate	$54	$(5)	$1	$(4)	$—	$50
Commercial and industrial	53	(6)	1	(5)	6	54
Commercial leases	6	—	—	—	1	7
Other	2	(2)	—	(2)	2	2
Total commercial loans and leases	115	(13)	2	(11)	9	113
Direct installment	20	(3)	1	(2)	3	21
Residential mortgages	15	—	—	—	—	15
Indirect installment	12	(2)	1	(1)	3	14
Consumer lines of credit	10	(1)	—	(1)	1	10
Total consumer loans	57	(6)	2	(4)	7	60
Total allowance on originated loans and leases	172	(19)	4	(15)	16	173
Purchased credit-impaired loans	1	—	—	—	—	1
Other acquired loans	6	(4)	1	(3)	—	3
Total allowance on acquired loans	7	(4)	1	(3)	—	4
Total allowance for credit losses	$179	$(23)	$5	$(18)	$16	$177
Six Months Ended June 30, 2018
Commercial real estate	$50	$(4)	$1	$(3)	$3	$50
Commercial and industrial	52	(12)	1	(11)	13	54
Commercial leases	5	—	—	—	2	7
Other	2	(3)	1	(2)	2	2
Total commercial loans and leases	109	(19)	3	(16)	20	113
Direct installment	21	(6)	1	(5)	5	21
Residential mortgages	16	(1)	—	(1)	—	15
Indirect installment	12	(4)	2	(2)	4	14
Consumer lines of credit	10	(1)	—	(1)	1	10
Total consumer loans	59	(12)	3	(9)	10	60
Total allowance on originated loans and leases	168	(31)	6	(25)	30	173
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(5)	2	(3)	—	3
Total allowance on loans acquired in a business combination	7	(5)	2	(3)	—	4
Total allowance for credit losses	$175	$(36)	$8	$(28)	$30	$177

Following is a summary of the individual and collective allowance for credit losses and corresponding loan and lease balances by class:
TABLE 5.2

	Allowance		Loans and Leases Outstanding
(in millions)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2019
Commercial real estate	$2	$59	$6,601	$14	$6,587
Commercial and industrial	1	51	4,708	7	4,701
Commercial leases	—	9	385	—	385
Other	—	1	37	—	37
Total commercial loans and leases	3	120	11,731	21	11,710
Direct installment	—	13	1,679	—	1,679
Residential mortgages	—	20	2,573	—	2,573
Indirect installment	—	18	1,968	—	1,968
Consumer lines of credit	—	9	1,099	—	1,099
Total consumer loans	—	60	7,319	—	7,319
Total	$3	$180	$19,050	$21	$19,029
December 31, 2018
Commercial real estate	$—	$55	$6,171	$7	$6,164
Commercial and industrial	4	49	4,140	11	4,129
Commercial leases	—	9	373	—	373
Other	—	2	46	—	46
Total commercial loans and leases	4	115	10,730	18	10,712
Direct installment	—	14	1,668	—	1,668
Residential mortgages	—	19	2,612	—	2,612
Indirect installment	—	15	1,933	—	1,933
Consumer lines of credit	—	10	1,119	—	1,119
Total consumer loans	—	58	7,332	—	7,332
Total	$4	$173	$18,062	$18	$18,044

The above table excludes loans acquired in a business combination that were pooled into groups of loans for evaluating impairment.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	June 30, 2019	December 31, 2018
Mortgage loans sold with servicing retained	$4,333	$3,968

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Mortgage loans sold with servicing retained	$406	$283	$583	$520
Pretax gains resulting from above loan sales (1)	9	5	13	9
Mortgage servicing fees (1)	3	2	5	4

(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of the MSR activity:
TABLE 6.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$36.4	$30.8	$36.8	$29.1
Additions	4.3	3.3	6.3	6.0
Payoffs and curtailments	(0.8)	(0.5)	(1.3)	(0.9)
Impairment charge	(1.3)	—	(2.6)	—
Amortization	(0.6)	(0.6)	(1.2)	(1.2)
Balance at end of period	$38.0	$33.0	$38.0	$33.0
Fair value, beginning of period	$40.3	$36.4	$41.1	$32.4
Fair value, end of period	39.8	38.6	39.8	38.6

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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	June 30, 2019	December 31, 2018
Weighted average life (months)	77.9	82.2
Constant prepayment rate (annualized)	10.6%	10.1%
Discount rate	9.7%	9.7%
Effect on fair value due to change in interest rates:
+0.25%	$2	$3
+0.50%	5	5
-0.25%	(2)	(3)
-0.50%	(4)	(6)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $3.1 million valuation allowance for MSRs as of June 30, 2019, with $2.6 million added during the first six months of 2019.
SBA-Guaranteed Loan Servicing
We retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was as follows:
TABLE 6.5

(in millions)	June 30, 2019	December 31, 2018
SBA loans sold to investors with servicing retained	$258	$283
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 6.6

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
SBA loans sold with servicing retained	$7	$11	$13	$24
Pretax gains resulting from above loan sales (1)	1	1	1	2
SBA servicing fees (1)	—	—	1	1
(1) Recorded in non-interest income.

Following is a summary of the activity in SBA servicing rights:
TABLE 6.7

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$4	$5	$4	$5
Additions	—	1	—	1
Amortization	—	(1)	—	(1)
Balance at end of period	$4	$5	$4	$5
Fair value, beginning of period	$4	$5	$4	$5
Fair value, end of period	4	5	4	5

Following is a summary of key assumptions and the sensitivity of the SBA servicing rights to changes in these assumptions. The declines in fair values were immaterial in the scenarios presented.
TABLE 6.8

	June 30, 2019					December 31, 2018
		Decline in fair value due to					Decline in fair value due to
(dollars in millions)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	48.0					52.2
Constant prepayment rate (annualized)	14.4%	$—	$—	$—	$—	12.5%	$—	$—	$—	$—
Discount rate	15.1	—	—	—	—	19.4	—	—	—	—

The fair value of the SBA servicing rights is compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against SBA income. We had a $0.7 million valuation allowance for SBA servicing rights as of June 30, 2019.

NOTE 7.    OPERATING LEASES

We have operating leases for certain branches, office space, land, and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of a lease renewal options is at our sole discretion. As of June 30, 2019, we had operating lease right-of-use assets and operating leases liabilities of $109.6 million and $118.1 million, respectively.
Certain of our lease agreements include rental payments based on a percentage of transactions and others include rental payments that periodically adjust to rates and charges stated in the agreements. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2019, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $45 million in right-of-use assets and other liabilities. These operating leases will commence between 2019 and 2020 with lease terms of 12 years to 16 years.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended June 30,	Six Months Ended June 30,
(dollars in millions)	2019	2019
Operating lease cost	$7	$14
Short-term lease cost	—	—
Variable lease cost	1	2
Sublease income	—	—
Total lease cost	$8	$16

Other information related to leases is as follows:
TABLE 7.2

Six Months Ended June 30,
(dollars in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4
Weighted average remaining lease term (years):
Operating leases	8.73
Weighted average discount rate:
Operating leases	3.1%

Maturities of operating lease liabilities were as follows:
TABLE 7.3

(in millions)	June 30, 2019
2019	$13
2020	23
2021	20
2022	15
2023	11
Later years	53
Total lease payments	135
Less: Interest	(17)
Present value of lease liabilities	$118

As a lessor we offer commercial leasing services to customers in need of new or used equipment primarily within our market areas of Pennsylvania, Ohio, Maryland, North Carolina, South Carolina and West Virginia. Additional information relating to commercial leasing is provided in Note 4, “Loans and Leases” in the Notes to Consolidated Financial Statements.

NOTE 8.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 8.1

(in millions)	June 30, 2019	December 31, 2018
Securities sold under repurchase agreements	$231	$251
Federal Home Loan Bank advances	1,620	2,230
Federal funds purchased	1,752	1,535
Subordinated notes	108	113
Total short-term borrowings	$3,711	$4,129

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance. Of the total short-term FHLB advances, 28.7% and 57.2% had overnight maturities as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, 71.3% of the short-term FHLB advances were swapped to a fixed rate with maturities ranging from 2020 through 2024. This compares to 42.8% as of December 31, 2018.
Following is a summary of long-term borrowings:
TABLE 8.2

(in millions)	June 30, 2019	December 31, 2018
Federal Home Loan Bank advances	$935	$270
Subordinated notes	88	87
Junior subordinated debt	66	111
Other subordinated debt	249	159
Total long-term borrowings	$1,338	$627

Our banking affiliate has available credit with the FHLB of $8.0 billion, of which $2.6 billion was utilized as of June 30, 2019. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2022. Effective interest rates paid on the long-term advances ranged from 1.62% to 2.71% for the six months ended June 30, 2019 and 1.39% to 4.19% for the year ended December 31, 2018.
During the first quarter of 2019, we completed a debt offering in which we issued $120.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due in 2029. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $118.2 million. This subordinated debt is eligible for treatment as tier 2 capital for regulatory capital purposes.
During the first half of 2019, we repurchased and retired $9.5 million and redeemed $15.5 million in higher interest rate other subordinated debt assumed in the 2017 YDKN acquisition. We also redeemed $44.0 million of TPS that we previously assumed through various acquisitions.
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
The following table provides information relating to the Trusts as of June 30, 2019:
TABLE 8.3

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	4.06%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	3.73%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	3.78%	LIBOR + 146 bps
Total	$72	$3	$66

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
TABLE 9.1

	June 30, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,355	$1	$1	$1,155	$—	$3
Interest rate swaps – not designated	3,151	—	24	2,740	2	10
Equity contracts – not designated	—	—	—	1	—	—
Total subject to master netting arrangements	4,506	1	25	3,896	2	13
Not subject to master netting arrangements:
Interest rate swaps – not designated	3,151	145	1	2,740	40	26
Interest rate lock commitments – not designated	130	3	—	47	1	—
Forward delivery commitments – not designated	185	—	1	55	—	—
Credit risk contracts – not designated	230	—	—	203	—	—
Equity contracts – not designated	—	—	—	1	—	—
Total not subject to master netting arrangements	3,696	148	2	3,046	41	26
Total	$8,202	$149	$27	$6,942	$43	$39

Certain derivative exchanges have enacted a rule change which in effect results in the legal characterization of variation margin payments for certain derivative contracts as settlement of the derivatives mark-to-market exposure and not collateral. Accordingly, we have changed our reporting of certain derivatives to record variation margin on trades cleared through these exchanges as settled.  The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
Derivatives Designated as Hedging Instruments under GAAP
Interest Rate Contracts. We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and certain of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges, hedging the exposure to variability in expected future cash flows. The derivative’s gain or loss, including any ineffectiveness, is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. Prior to 2019, any ineffective portion of the gain or loss was reported in earnings immediately.
The following table shows amounts reclassified from accumulated other comprehensive income:
TABLE 9.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(26)	$7	Interest income (expense)	$2	$1

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 9.3

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$545	$48	$497	$34
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships
Interest rate contracts
Amount of gain (loss) reclassified from AOCI into net income	(1)	3	—	1
Amount of gain (loss) reclassified from AOCI into income as a result of that a forecasted transaction is no longer probable of occurring	—	—	—	—

As of June 30, 2019, the maximum length of time over which forecasted interest cash flows are hedged is 5.4 years. In the twelve months that follow June 30, 2019, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $2.8 million ($2.2 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2019.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the six months ended June 30, 2019 and 2018, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $165.2 million as of June 30, 2019 have remaining terms ranging from three months to nine years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.3 million at June 30, 2019 and $0.1 million at December 31, 2018. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.3 million, respectively, at June 30, 2019 and $0.05 million and $(0.1) million, respectively at December 31, 2018.

The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 9.4

		Six Months Ended June 30,
(in millions)	Consolidated Statements of Income Location	2019	2018
Interest rate swaps	Non-interest income - other	$—	$1
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	(1)	1
Credit risk contracts	Non-interest income - other	—	—

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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.5 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 9.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
June 30, 2019
Derivative Assets
Interest rate contracts:
Designated	$1	$1	$—	$—
Total	$1	$1	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$1	$1	$—	$—
Not designated	24	23	—	1
Total	$25	$24	$—	$1

December 31, 2018
Derivative Assets
Interest rate contracts:
Not designated	$2	$2	$—	$—
Total	$2	$2	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$3	$3	$—	$—
Not designated	10	9	—	1
Total	$13	$12	$—	$1

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
Following is a summary of off-balance sheet credit risk information:
TABLE 10.1

(in millions)	June 30, 2019	December 31, 2018
Commitments to extend credit	$8,203	$7,378
Standby letters of credit	137	126

At June 30, 2019, funding of 73.5% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

NOTE 11.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. As of June 30, 2019, we had available up to 1,625,682 shares of common stock to issue under this Plan.

TABLE 11.1
The following table details our issuance of restricted stock units and the aggregate weighted average grant date fair values under these plans for the years indicated.

	Six Months Ended June 30,
(dollars in millions)	2019	2018
Restricted stock units	1,128,701	937,155
Weighted average grant date fair values	$12	$12

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 11.2

	Six Months Ended June 30,
	2019		2018
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	2,556,174	$13.51	1,975,862	$13.64
Granted	1,128,701	10.95	937,155	13.20
Vested	(649,248)	13.15	(257,712)	13.18
Forfeited/expired	(305,891)	12.74	(180,723)	13.30
Dividend reinvestment	51,679	11.63	38,129	14.02
Unvested units outstanding at end of period	2,781,415	12.60	2,512,711	13.56

The following table provides certain information related to restricted stock units:
TABLE 11.3

(in millions)	Six Months Ended June 30,
	2019	2018
Stock-based compensation expense	$6	$5
Tax benefit related to stock-based compensation expense	1	1
Fair value of units vested	7	3

As of June 30, 2019, there was $19.9 million of unrecognized compensation cost related to unvested restricted stock units, including $1.3 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. The components of the restricted stock units as of June 30, 2019 are as follows:
TABLE 11.4

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	1,863,588	917,827	2,781,415
Unrecognized compensation expense	$13	$7	$20
Intrinsic value	$22	$11	$33
Weighted average remaining life (in years)	2.19	2.17	2.18

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 11.5

	Six Months Ended June 30,
	2019		2018
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
Options outstanding at beginning of period	458,354	$7.99	722,650	$7.96
Exercised	(34,432)	7.86	(197,390)	7.93
Forfeited/expired	(12,042)	6.52	(4,598)	11.65
Options outstanding and exercisable at end of period	411,880	8.05	520,662	7.96

The intrinsic value of outstanding and exercisable stock options at June 30, 2019 was $1.5 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 12.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 12.1

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Current income taxes:
Federal taxes	$9	$6	$27	$23
State taxes	1	1	3	3
Total current income taxes	10	7	30	26
Deferred income taxes:
Federal taxes	13	13	15	15
State taxes	1	1	1	1
Total deferred income taxes	14	14	16	16
Total income taxes	$24	$21	$46	$42
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	19.7%	19.4%	19.5%	19.5%

The effective tax rate for the six months ended June 30, 2019 and June 30, 2018 was lower than the statutory tax rate of 21% due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI. The higher effective tax rate in 2019 is partially due to the impact from non-vesting stock compensation awards in the second quarter of 2019.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $41.9 million and $67.5 million at June 30, 2019 and December 31, 2018, respectively.

NOTE 13.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 13.1

(in millions)	Unrealized Net Losses on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2019
Balance at beginning of period	$(46)	$1	$(61)	$(106)
Other comprehensive (loss) income before reclassifications	54	(20)	1	35
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive (loss) income	54	(21)	1	34
Balance at end of period	$8	$(20)	$(60)	$(72)

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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 14.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2019	2018	2019	2018
Net income	$95	$85	$189	$172
Less: Preferred stock dividends	2	2	4	4
Net income available to common stockholders	$93	$83	$185	$168
Basic weighted average common shares outstanding	324,950,162	324,170,177	324,796,294	323,956,752
Net effect of dilutive stock options, warrants and restricted stock	999,191	1,559,872	900,927	1,772,440
Diluted weighted average common shares outstanding	325,949,353	325,730,049	325,697,221	325,729,192
Earnings per common share:
Basic	$0.29	$0.26	$0.57	$0.52
Diluted	$0.29	$0.26	$0.57	$0.52

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 14.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average shares excluded from the diluted earnings per common share calculation	—	72	6	46

NOTE 15.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 15.1

	Six Months Ended June 30,
	2019	2018
(in millions)
Interest paid on deposits and other borrowings	$160	$99
Income taxes paid	25	6
Transfers of loans to other real estate owned	3	8
Loans transferred to held for sale from portfolio	389	—

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
We also previously operated a Consumer Finance segment, which is no longer a reportable segment. This segment primarily made installment loans to individuals and purchased installment sales finance contracts from retail merchants. On August 31, 2018, as part of our strategy to enhance the overall positioning of our consumer banking operations, we sold 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC. This transaction was completed to accomplish several strategic objectives, including enhancing the credit risk profile of the consumer loan portfolio, offering additional liquidity and selling a non-strategic business segment that no longer fits with our core business. Regency's financial information is included in the Consumer Finance segment in the 2018 tables that follows.

The following tables provide financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 16.1

(in millions)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2019
Interest income	$316	$—	$—	$—	$1	$317
Interest expense	81	—	—	—	6	87
Net interest income	235	—	—	—	(5)	230
Provision for credit losses	11	—	—	—	—	11
Non-interest income	61	12	4	—	(2)	75
Non-interest expense (1)	157	9	4	—	2	172
Amortization of intangibles	3	—	—	—	—	3
Income tax expense (benefit)	24	1	—	—	(1)	24
Net income (loss)	101	2	—	—	(8)	95
Total assets	33,785	27	35	—	56	33,903
Total intangibles	2,297	10	29	—	—	2,336
At or for the Three Months Ended June 30, 2018
Interest income	$285	$—	$—	$9	$—	$294
Interest expense	50	—	—	1	3	54
Net interest income	235	—	—	8	(3)	240
Provision for credit losses	14	—	—	2	—	16
Non-interest income	51	11	4	1	(2)	65
Non-interest expense (1)	159	9	4	5	2	179
Amortization of intangibles	4	—	—	—	—	4
Income tax expense (benefit)	21	—	—	1	(1)	21
Net income (loss)	88	2	—	1	(6)	85
Total assets	32,035	25	22	168	8	32,258
Total intangibles	2,311	10	12	2	—	2,335
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2019
Interest income	$626	$—	$—	$—	$1	$627
Interest expense	157	—	—	—	9	166
Net interest income	469	—	—	—	(8)	461
Provision for credit losses	25	—	—	—	—	25
Non-interest income	112	23	9	—	(4)	140
Non-interest expense (1)	304	18	8	—	4	334
Amortization of intangibles	7	—	—	—	—	7
Income tax expense (benefit)	47	1	—	—	(2)	46
Net income (loss)	198	4	1	—	(14)	189
Total assets	33,785	27	35	—	56	33,903
Total intangibles	2,297	10	29	—	—	2,336
At or for the Six Months Ended June 30, 2018
Interest income	$548	$—	$—	$19	$—	$567
Interest expense	92	—	—	2	7	101
Net interest income	456	—	—	17	(7)	466
Provision for credit losses	26	—	—	4	—	30
Non-interest income	104	22	8	1	(3)	132
Non-interest expense (1)	308	17	8	10	3	346
Amortization of intangibles	8	—	—	—	—	8
Income tax expense (benefit)	43	1	—	1	(3)	42
Net income (loss)	175	4	—	3	(10)	172
Total assets	32,035	25	22	168	8	32,258
Total intangibles	2,311	10	12	2	—	2,335

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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 17.1

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$172	$—	$172
U.S. government-sponsored entities	—	301	—	301
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,315	—	1,315
Agency collateralized mortgage obligations	—	1,242	—	1,242
Commercial mortgage-backed securities	—	232	—	232
States of the U.S. and political subdivisions	—	15	—	15
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,279	—	3,279
Loans held for sale	—	39	—	39
Derivative financial instruments
Trading	—	145	—	145
Not for trading	—	1	3	4
Total derivative financial instruments	—	146	3	149
Total assets measured at fair value on a recurring basis	$—	$3,464	$3	$3,467
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$25	$—	$25
Not for trading	—	2	—	2
Total derivative financial instruments	—	27	—	27
Total liabilities measured at fair value on a recurring basis	$—	$27	$—	$27

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$187	$—	$187
U.S. government-sponsored entities	—	313	—	313
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,429	—	1,429
Agency collateralized mortgage obligations	—	1,161	—	1,161
Commercial mortgage-backed securities	—	228	—	228
States of the U.S. and political subdivisions	—	21	—	21
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,341	—	3,341
Loans held for sale	—	14	—	14
Derivative financial instruments
Trading	—	42	1	43
Total derivative financial instruments	—	42	1	43
Total assets measured at fair value on a recurring basis	$—	$3,397	$1	$3,398
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$36	$—	$36
Not for trading	—	3	—	3
Total derivative financial instruments	—	39	—	39
Total liabilities measured at fair value on a recurring basis	$—	$39	$—	$39

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 17.2

(in millions)	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2019
Balance at beginning of period	$1	$1
Purchases, issuances, sales and settlements:
Purchases	3	3
Settlements	(1)	(1)
Balance at end of period	$3	$3
Year Ended December 31, 2018
Balance at beginning of period	$2	$2
Purchases, issuances, sales and settlements:
Purchases	5	5
Settlements	(6)	(6)
Balance at end of period	$1	$1

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2019 or 2018.
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
TABLE 17.3

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2019
Impaired loans	$—	$—	$5	$5
Other real estate owned	—	—	2	2
Other assets - SBA servicing asset	—	—	4	4
Other assets - MSR	—	—	25	25
December 31, 2018
Impaired loans	$—	$—	$15	$15
Other real estate owned	—	—	5	5
Other assets - SBA servicing asset	—	—	4	4

Substantially all of the fair value amounts in the table above were estimated at a date during the six months or twelve months ended June 30, 2019 and December 31, 2018, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. MSRs measured at fair value on a non-recurring basis of $27.6 million had a valuation allowance of $2.6 million included in earnings, bringing the June 30, 2019 carrying value to $24.6 million.
Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2019 had a carrying amount of $5.2 million, which includes an allocated allowance for credit losses of $2.7 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $5.1 million, which was included in the provision for credit losses for the six months ended June 30, 2019.
OREO with a carrying amount of $2.5 million was written down to $1.6 million, resulting in a loss of $0.5 million, which was included in earnings for the six months ended June 30, 2019.
Fair Value of Financial Instruments
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements of our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 17.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2019
Financial Assets
Cash and cash equivalents	$499	$499	$499	$—	$—
Debt securities available for sale	3,279	3,279	—	3,279	—
Debt securities held to maturity	3,079	3,093	—	3,093	—
Net loans and leases, including loans held for sale	22,687	22,576	—	39	22,537
Loan servicing rights	42	44	—	—	44
Derivative assets	149	149	—	146	3
Accrued interest receivable	113	113	113	—	—
Financial Liabilities
Deposits	23,731	23,735	18,247	5,488	—
Short-term borrowings	3,711	3,714	3,714	—	—
Long-term borrowings	1,338	1,341	—	—	1,341
Derivative liabilities	27	27	—	27	—
Accrued interest payable	26	26	26	—	—
December 31, 2018
Financial Assets
Cash and cash equivalents	$488	$488	$488	$—	$—
Debt securities available for sale	3,341	3,341	—	3,341	—
Debt securities held to maturity	3,254	3,155	—	3,155	—
Net loans and leases, including loans held for sale	21,995	21,742	—	14	21,728
Loan servicing rights	41	45	—	—	45
Derivative assets	43	43	—	42	1
Accrued interest receivable	101	101	101	—	—
Financial Liabilities
Deposits	23,455	23,411	18,142	5,269	—
Short-term borrowings	4,129	4,130	4,130	—	—
Long-term borrowings	627	618	—	—	618
Derivative liabilities	39	39	—	39	—
Accrued interest payable	20	20	20	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and six-month periods ended June 30, 2019 and 2018. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019. Our results of operations for the six months ended June 30, 2019 are not necessarily indicative of results expected for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Report and may from time-to-time make other statements regarding our outlook for earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset quality levels, financial position and other matters regarding or affecting our current or future business and operations that change over time. We do not assume any duty to update forward-looking statements. Actual results or future events may be different from those anticipated in our forward-looking statements and may not align with historical performance and events, possibly materially different, as well as from a historical perspective. Forward-looking statements are typically identified by words such as "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. These forward-looking statements involve various assumptions, risks and uncertainties which change over time.
Our forward-looking statements are subject to the following principal risks and uncertainties:

•
Our business, financial results and balance sheet values are affected by business and economic circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the Federal Reserve Board, U.S. Treasury Department, Office of the Comptroller of the Currency and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing or reversal of current U.S. economic expansion; and (iv) the impacts of tariffs or other trade policies of the U.S. or its global trading partners.

•
Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.

•
Competition can have an impact on customer acquisition, growth and retention, and on credit spreads, deposit gathering and product pricing, which can affect market share, deposits and revenues. Our ability to anticipate and continue to respond to technological changes can also impact our ability to respond to customer needs and meet competitive demands.

•
Business and operating results can also be affected by widespread natural and other disasters, pandemics, dislocations, terrorist activities, system failures, security breaches, cyberattacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.

•
Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain management. These developments could include:

◦
Changes resulting from legislative and regulatory reforms, including changes affecting oversight of the financial services industry, consumer protection, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.

◦	Changes to regulations governing bank capital and liquidity standards.

◦
Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to F.N.B.

◦	Results of the regulatory examination and supervision process, including our failure to satisfy requirements imposed by the federal bank regulatory agencies or other governmental agencies.

◦
The impact on our financial condition, results of operations, financial disclosures and future business strategies related to the upcoming implementation of the new FASB Accounting Standards Update 2016-13 Financial Instruments - Credit Losses commonly referred to as the “current expected credit loss” standard, or CECL.

The risks identified here are not exclusive. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and Risk Management sections of our 2018 Annual Report on Form 10-K, our subsequent 2019 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

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
Management believes charges such as branch consolidation costs and special one-time employee 401(k) contributions related to tax reform are not organic costs to run our operations and facilities. These charges are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
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

FINANCIAL SUMMARY
Net income available to common stockholders for the second quarter of 2019 was $93.2 million or $0.29 per diluted common share, compared to net income available to common stockholders for the second quarter of 2018 of $83.2 million or $0.26 per diluted common share. On an operating basis, second quarter of 2019 net income available to common stockholders was $95.4 million (non-GAAP) or $0.29 per diluted common share (non-GAAP), excluding $2.9 million in branch consolidation costs, compared to the second quarter of 2018 net income available to common stockholders of $89.1 million (non-GAAP) or $0.27 per diluted common share (non-GAAP), excluding $6.6 million in branch consolidation costs, as well as the impact of a $0.9 million discretionary 401(k) contribution made following tax reform.

Income Statement Highlights (Second quarter of 2019 compared to second quarter of 2018, except as noted)

•	Net income was $95.2 million, compared to $85.2 million, up 11.7%.

•	Earnings per diluted common share were $0.29, compared to $0.26, up 11.5%.

•	Operating earnings per diluted common share (non-GAAP) were $0.29, compared to $0.27, up 7.4%.

•
Total revenue increased 0.3% to $305.2 million, reflecting a 15.3% increase in non-interest income, partially offset by a 3.7% decrease in net interest income, largely attributable to the sale of Regency and lower acquired loan cash recoveries.

•
Net interest margin (FTE) (non-GAAP) declined 31 basis points to 3.20% from 3.51%, primarily reflecting the sale of Regency in the third quarter of 2018 and a smaller contribution from cash recoveries on acquired loans. Regency contributed 12 basis points to net interest margin in the second quarter of 2018, while the contribution from cash recoveries declined 14 basis points.

•
Non-interest income increased $10.0 million, or 15.3%. Capital markets income grew 68.6%, reflecting strong interest rate derivative and syndications activity, while trust income grew 8.5%. Mortgage banking operations income increased $1.7 million due to a $3.5 million increase in gain on sale income, partially offset by a $1.3 million interest rate-related valuation adjustment of mortgage servicing rights.

•
The provision for credit losses of $11.5 million supported strong loan growth and exceeded net charge-offs of $9.0 million. The low level of net charge-offs reflects previous actions taken to reduce credit risk and favorable credit quality.

•	The annualized net charge-offs to total average loans ratio decreased to 0.16%, compared to 0.34%, indicative of continued favorable credit quality trends and the sale of Regency.

•	The efficiency ratio (non-GAAP) equaled 54.5%, compared to 55.6%.
Balance Sheet Highlights (period-end balances, June 30, 2019 compared to December 31, 2018, unless otherwise indicated)

•
Growth in total average loans compared to the second quarter of 2018 was $1.3 billion, or 6.1%, with average commercial loan growth of $790.3 million, or 5.9%, and average consumer loan growth of $524.5 million, or 6.6%.

•
Total average deposits grew $1.4 billion, or 6.1%, compared to the second quarter of 2018 including an increase in average non-interest-bearing deposits of $305.0 million, or 5.3%, an increase in interest-bearing demand deposits of $507.0 million, or 5.5%, and an increase in average time deposits of $661.1 million, or 13.7%.

•	The ratio of loans to deposits was 95.0%, compared to 94.4%.

•	The ratio of the allowance for loan losses to total loans and leases remained stable at 0.83%, compared to 0.81%.

•	Return on average tangible common equity ratio (non-GAAP) of 16.84%, compared to 17.14% for the prior-year quarter.

•	Tangible book value per share (non-GAAP) of $7.11, a 14% increase from June 30, 2018.

•	Tangible common equity to tangible assets of 7.32%, a 53 basis point increase from June 30, 2018.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018
Net income available to common stockholders for the three months ended June 30, 2019 was $93.2 million or $0.29 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2018 of $83.2 million or $0.26 per diluted common share. The second quarter of 2019 included $2.9 million in branch consolidation costs. The second quarter of 2018 included significant items impacting earnings of $7.5 million, comprised of $6.6 million in branch consolidation costs and a $0.9 million discretionary 401(k) contribution made following tax reform. Of this $7.5 million, $3.8 million was included in non-interest expense and $3.7 million was recorded as a loss on fixed assets reducing non-interest income.

Financial highlights are summarized below:
TABLE 1

	Three Months Ended June 30,		$	%
(in thousands, except per share data)	2019	2018	Change	Change
Net interest income	$230,407	$239,355	$(8,948)	(3.7)%
Provision for credit losses	11,478	15,554	(4,076)	(26.2)
Non-interest income	74,840	64,889	9,951	15.3
Non-interest expense	175,237	183,013	(7,776)	(4.2)
Income taxes	23,345	20,471	2,874	14.0
Net income	95,187	85,206	9,981	11.7
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$93,177	$83,196	$9,981	12.0%
Earnings per common share – Basic	$0.29	$0.26	$0.03	11.5%
Earnings per common share – Diluted	0.29	0.26	0.03	11.5
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 2

	Three Months Ended June 30,
	2019	2018
Return on average equity	8.09%	7.66%
Return on average tangible common equity (2)	16.84%	17.14%
Return on average assets	1.13%	1.07%
Return on average tangible assets (2)	1.25%	1.19%
Book value per common share (1)	$14.30	$13.47
Tangible book value per common share (1) (2)	$7.11	$6.26
Equity to assets (1)	14.02%	13.87%
Average equity to average assets	14.00%	13.97%
Common equity to assets (1)	13.70%	13.54%
Tangible equity to tangible assets (1) (2)	7.66%	7.14%
Tangible common equity to tangible assets (1) (2)	7.32%	6.79%
Dividend payout ratio	42.19%	47.13%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 3

	Three Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$66,324	$988	5.97%	$47,783	$267	2.24%
Taxable investment securities (1)	5,296,831	31,740	2.40	5,218,200	28,995	2.22
Tax-exempt investment securities (1)(2)	1,121,655	10,062	3.59	995,704	8,727	3.51
Loans held for sale	89,671	1,063	4.75	46,667	767	6.58
Loans and leases (2)(3)	22,759,878	275,921	4.86	21,445,030	258,680	4.84
Total interest-earning assets (2)	29,334,359	319,774	4.37	27,753,384	297,436	4.30
Cash and due from banks	365,824			359,714
Allowance for credit losses	(190,182)			(182,598)
Premises and equipment	329,381			331,739
Other assets	3,891,734			3,685,512
Total assets	$33,731,116			$31,947,751
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,794,796	25,132	1.03	$9,287,811	13,691	0.59
Savings	2,519,657	2,163	0.34	2,620,084	1,490	0.24
Certificates and other time	5,472,936	27,122	1.99	4,811,842	15,868	1.30
Short-term borrowings	3,716,627	22,140	2.37	4,098,161	18,409	1.79
Long-term borrowings	1,082,384	9,270	3.44	650,562	5,304	3.27
Total interest-bearing liabilities	22,586,400	85,827	1.52	21,468,460	54,762	1.02
Non-interest-bearing demand	6,069,106			5,764,144
Other liabilities	354,885			253,637
Total liabilities	29,010,391			27,486,241
Stockholders’ equity	4,720,725			4,461,510
Total liabilities and stockholders’ equity	$33,731,116			$31,947,751
Excess of interest-earning assets over interest-bearing liabilities	$6,747,959			$6,284,924
Net interest income (FTE) (2)		233,947			242,674
Tax-equivalent adjustment		(3,540)			(3,319)
Net interest income		$230,407			$239,355
Net interest spread			2.85%			3.28%
Net interest margin (2)			3.20%			3.51%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $8.7 million, or 3.6%, from $242.7 million for the second quarter of 2018 to $233.9 million for the second quarter of 2019. Average interest-earning assets of $29.3 billion increased $1.6 billion, or 5.7%, and average interest-bearing liabilities of $22.6 billion increased $1.1 billion, or 5.2%, from 2018, due to organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.20% for the second quarter of 2019, compared to 3.51% for the same period of 2018, reflecting a 31 basis point decrease primarily related to the sale of Regency in the third quarter of 2018 and a lower level of acquired loan cash recoveries. Regency contributed $8.5 million, or 12 basis points to the net interest margin in the second quarter of 2018. The FOMC has increased the target Fed Funds rate by 75 basis points between March 31, 2018 and June 30, 2019.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2019, compared to the three months ended June 30, 2018:
TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$137	$584	$721
Securities (2)	2,188	1,892	4,080
Loans held for sale	429	(133)	296
Loans and leases (2)	14,045	3,196	17,241
Total interest income (2)	16,799	5,539	22,338
Interest Expense (1)
Deposits:
Interest-bearing demand	1,550	9,891	11,441
Savings	60	613	673
Certificates and other time	2,433	8,821	11,254
Short-term borrowings	(1,733)	5,464	3,731
Long-term borrowings	3,269	697	3,966
Total interest expense	5,579	25,486	31,065
Net change (2)	$11,220	$(19,947)	$(8,727)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $319.8 million for the second quarter of 2019, increased $22.3 million or 7.5% from the same quarter of 2018, primarily due to increased interest-earning assets of $1.6 billion. During the second quarter of 2019, we recognized $7.5 million of incremental purchase accounting accretion and $0.6 million of cash recoveries, compared to $5.8 million and $10.2 million, respectively, in the second quarter of 2018. The increase in interest-earning assets was primarily driven by a $1.3 billion, or 6.1%, increase in average loans and leases, which reflects solid growth in the commercial and consumer loan portfolios. Average commercial loan growth totaled $790.3 million, or 5.9%, led by strong commercial activity in the Pittsburgh, Cleveland, Charlotte and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions and continued growth in the equipment finance and asset-based lending businesses. Average consumer loan growth was $524.5 million, or 6.6%, as growth in indirect auto loans of $338.6 million, or 20.8%, and residential mortgage loans of $456.4 million, or 16.2%, was partially offset by declines in average direct installment loans of $130.9 million, or 7.0% and consumer lines of credit of $139.7 million, or 8.4%. Additionally, average securities increased $204.6 million, or 3.3%, as we took advantage of higher interest rates prevalent in the second half of 2018. The yield on average interest-earning assets (non-GAAP) increased 7 basis points from the second quarter of 2018 to 4.37% for the second quarter of 2019.
Interest expense of $85.8 million for the second quarter of 2019 increased $31.1 million, or 56.7%, from the same quarter of 2018, due to an increase in rates paid on average interest-bearing liabilities and growth in average interest-bearing deposits over the same quarter of 2018. Average interest-bearing deposits increased $1.1 billion or 6.4%, while average non-interest-bearing deposits increased $305.0 million, or 5.3%. Organic growth in average time deposits, non-interest-bearing deposits and money market balances was partially offset by a slight decline in interest checking accounts and savings accounts. The growth in non-interest-bearing deposits reflected successful efforts to attract new households and larger corporate customers across our footprint. Average short-term borrowings decreased $381.5 million, or 9.3%, primarily as a result of decreases of $376.4 million in short-term FHLB advances. Average long-term borrowings increased $431.8 million, or 66.4%, primarily resulting from increases of $382.4 million in long-term FHLB advances and $83.8 million in subordinated debt, partially offset by a decrease of $39.5 million in junior subordinated debt. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. We used part of the proceeds from this issuance to redeem higher-rate debt including $44.0 million in junior subordinated debt and $25.0 million in other subordinated debt. The rate paid on interest-bearing liabilities increased 50 basis points to 1.52% for the second quarter of 2019, due to changes in the funding mix combined with the interest rate increases made by the FOMC between March 31, 2018 and June 30, 2019.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 5

	Three Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Provision for credit losses:
Originated	$12,256	$15,036	$(2,780)	(18.5)%
Loans acquired in a business combination	(778)	518	(1,296)	(250.2)
Total provision for credit losses	$11,478	$15,554	$(4,076)	(26.2)%
Net loan charge-offs:
Originated	$5,410	$14,831	$(9,421)	(63.5)%
Loans acquired in a business combination	3,611	3,396	215	6.3
Total net loan charge-offs	$9,021	$18,227	$(9,206)	(50.5)%
Net loan charge-offs (annualized) / total average loans and leases	0.16%	0.34%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.11%	0.36%

The provision for credit losses of $11.5 million during the second quarter of 2019 was down 26.2% from the same period of 2018. Net loan charge-offs were $9.0 million, a decrease of $9.2 million. These declines were primarily due to lower commercial charge-offs and the previous actions taken to reduce credit risk, including the sale of Regency. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2019 and 2018 is presented in the following table:
TABLE 6

	Three Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Service charges	$32,068	$31,114	$954	3.1%
Trust services	7,018	6,469	549	8.5
Insurance commissions and fees	4,411	4,567	(156)	(3.4)
Securities commissions and fees	4,671	4,526	145	3.2
Capital markets income	9,867	5,854	4,013	68.6
Mortgage banking operations	7,613	5,940	1,673	28.2
Dividends on non-marketable equity securities	4,135	3,811	324	8.5
Bank owned life insurance	3,103	3,077	26	0.8
Net securities gains	—	31	(31)	(100.0)
Other	1,954	(500)	2,454	(490.8)
Total non-interest income	$74,840	$64,889	$9,951	15.3%
Total non-interest income increased $10.0 million, to $74.8 million for the second quarter of 2019, a 15.3% increase from the same period of 2018. Excluding branch consolidation-related losses on fixed assets of $0.5 million and $3.7 million for the second quarter of 2019 and 2018, respectfully, non-interest income increased $6.8 million, or 9.9%.
Service charges on loans and deposits of $32.1 million for the second quarter of 2019 increased $1.0 million, or 3.1%, from the same period of 2018, primarily due to organic growth in loan and deposit accounts.
Trust services of $7.0 million for the second quarter of 2019 increased $0.5 million, or 8.5%, from the same period of 2018, primarily driven by strong organic revenue production. The market value of assets under management increased $470.2 million, or 9.2%, to $5.6 billion at June 30, 2019, with the increase almost entirely attributable to organic growth in accounts and services.
Capital markets income of $9.9 million for the second quarter of 2019 increased $4.0 million, or 68.6%, from the same period of 2018. The significant increase was primarily due to strong derivatives sales activity to commercial customers across our footprint and several new syndications transactions in our Washington D.C. and southeastern markets.
Mortgage banking operations income of $7.6 million for the second quarter of 2019 increased $1.7 million, or 28.2%, from the same period of 2018 due to a $3.5 million increase in gain on sale income, partially offset by a $1.3 million interest rate-related valuation impairment adjustment of mortgage servicing rights. During the second quarter of 2019, we sold $444.7 million of originated residential mortgage loans, compared to $304.7 million for the same period of 2018, an increase of 45.9%. While we continue to see compressed margins due to competitive pressures for both retail and correspondent, we were able to increase income by improving the mix of retail loans sold versus correspondent loans. Retail loans have a greater gain on sale margin than correspondent loans.
Other non-interest income was $2.0 million and $(0.5) million for the second quarter of 2019 and 2018, respectively. The second quarter of 2019 included a $0.5 million loss on the sale of fixed assets relating to branch consolidations, compared to $3.7 million for the second quarter of 2018. Additionally, we recognized $0.5 million less in gain on the sale of SBA loans during the second quarter of 2019, compared to the same period of 2018.

The following table presents non-interest income excluding the significant item for the three months ended June 30, 2019 and 2018:
TABLE 7

	Three Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest income, as reported	$74,840	$64,889	$9,951	15.3%
Significant item:
Loss on fixed assets related to branch consolidations	546	3,677	(3,131)
Total non-interest income, excluding significant item(1)	$75,386	$68,566	$6,820	9.9%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2019 and 2018 is presented in the following table:
TABLE 8

	Three Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$94,289	$98,671	$(4,382)	(4.4)%
Net occupancy	15,593	16,149	(556)	(3.4)
Equipment	15,473	13,183	2,290	17.4
Amortization of intangibles	3,479	3,811	(332)	(8.7)
Outside services	16,110	17,045	(935)	(5.5)
FDIC insurance	6,013	9,167	(3,154)	(34.4)
Bank shares and franchise taxes	3,130	3,240	(110)	(3.4)
Other	21,150	21,747	(597)	(2.7)
Total non-interest expense	$175,237	$183,013	$(7,776)	(4.2)%
Total non-interest expense of $175.2 million for the second quarter of 2019 decreased $7.8 million, a 4.2% decrease from the same period of 2018. Excluding branch consolidation costs of $2.3 million in the second quarter of 2019 and $2.9 million of branch consolidation expenses and a $0.9 million discretionary 401(k) contribution made following tax reform in the second quarter of 2018, non-interest expense totaled $172.9 million and $179.2 million, respectively. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $94.3 million for the second quarter of 2019 decreased $4.4 million, or 4.4%, from the same period of 2018, primarily as a result of the sale of Regency. The second quarter of 2018 also included a discretionary 401(k) contribution of $0.9 million instituted following tax reform in 2018.
Net occupancy and equipment expense of $31.1 million for the second quarter of 2019 increased $1.7 million, or 5.9%, from $29.3 million from the same period of 2018. The second quarter of 2019 included $2.2 million relating to branch consolidation costs, compared to $1.6 million for the second quarter of 2018.
Outside services expense of $16.1 million for the second quarter of 2019 decreased $0.9 million, or 5.5% from the same period of 2018, primarily due to decreases in legal and consulting fees of $0.7 million and $0.5 million, respectively.
FDIC insurance of $6.0 million for the second quarter of 2019 decreased $3.2 million, or 34.4%, from the same period of 2018, primarily due to the elimination of the FDIC's large bank surcharge in the fourth quarter of 2018.

Other non-interest expense was $21.2 million and $21.7 million for the second quarter of 2019 and 2018, respectively, driven by decreases of $1.3 million in OREO expense and $0.9 million in loan-related expense, partially offset by an increase of $1.4 million in other tax credit expense associated with the recognition of a historic tax credit during the quarter.
The following table presents non-interest expense excluding significant items for the three months ended June 30, 2019 and 2018:
TABLE 9

	Three Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest expense, as reported	$175,237	$183,013	$(7,776)	(4.2)%
Significant items:
Discretionary 401(k) contribution	—	(874)	874
Branch consolidations - salaries and benefits	(101)	(45)	(56)
Branch consolidations - occupancy and equipment	(2,191)	(1,609)	(582)
Branch consolidations - other	(33)	(1,285)	1,252
Total non-interest expense, excluding significant items(1)	$172,912	$179,200	$(6,288)	(3.5)%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Income tax expense	$23,345	$20,471
Effective tax rate	19.7%	19.4%
Statutory federal tax rate	21.0%	21.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The higher effective tax rate in 2019 is partially due to the impact from non-vesting stock compensation awards in the second quarter of 2019.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018
Net income available to common stockholders for the six months ended June 30, 2019 was $185.3 million or $0.57 per diluted common share, compared to $167.9 million or $0.52 per diluted common share for the six months ended June 30, 2018. The first six months of 2019 included the impact of branch consolidation costs of $4.5 million. Of those costs, $2.8 million was included in non-interest expense and $1.7 million was reflected as a loss on fixed assets reducing non-interest income. The first six months of 2018 included the impact of branch consolidation costs of $6.6 million and a $0.9 million discretionary 401(k) contribution made following tax reform. Of those costs, $3.8 million was included in non-interest expense and $3.7 million was reflected as a loss on fixed assets reducing non-interest income. Operating earnings per diluted common share (non-GAAP) was $0.58 for the first six months of 2019, compared to $0.53 for the six months ended June 30, 2018. The effective tax rate for both the first six months of 2019 and in the first six months of 2018 was 19.5%. The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:

TABLE 11

	Six Months Ended June 30,		$	%
(in thousands, except per share data)	2019	2018	Change	Change
Net interest income	$461,000	$465,460	$(4,460)	(1.0)%
Provision for credit losses	25,107	30,049	(4,942)	(16.4)
Non-interest income	140,225	132,392	7,833	5.9
Non-interest expense	340,979	354,096	(13,117)	(3.7)
Income taxes	45,825	41,739	4,086	9.8
Net income	189,314	171,968	17,346	10.1
Less: Preferred stock dividends	4,020	4,020	—	—
Net income available to common stockholders	$185,294	$167,948	$17,346	10.3%
Earnings per common share – Basic	$0.57	$0.52	$0.05	9.6%
Earnings per common share – Diluted	0.57	0.52	0.05	9.6
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Six Months Ended June 30,
	2019	2018
Return on average equity	8.15%	7.80%
Return on average tangible common equity (2)	17.11%	17.57%
Return on average assets	1.14%	1.09%
Return on average tangible assets (2)	1.26%	1.22%
Book value per common share (1)	$14.30	$13.47
Tangible book value per common share (1) (2)	$7.11	$6.26
Equity to assets (1)	14.02%	13.87%
Average equity to average assets	13.96%	14.02%
Common equity to assets (1)	13.70%	13.54%
Tangible equity to tangible assets (1) (2)	7.66%	7.14%
Tangible common equity to tangible assets (1) (2)	7.32%	6.79%
Dividend payout ratio	42.37%	46.61%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Six Months Ended June 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$60,279	$1,450	4.85%	$75,689	$627	1.67%
Taxable investment securities (1)	5,370,269	64,590	2.41	5,132,722	55,874	2.18
Tax-exempt investment securities (1)(2)	1,115,212	19,981	3.58	973,486	17,005	3.49
Loans held for sale	61,469	1,571	5.13	56,229	1,678	5.99
Loans and leases (2) (3)	22,570,742	546,071	4.87	21,301,124	498,282	4.71
Total interest-earning assets (2)	29,177,971	633,663	4.37	27,539,250	573,466	4.19
Cash and due from banks	371,703			359,218
Allowance for credit losses	(186,850)			(181,544)
Premises and equipment	330,711			334,264
Other assets	3,877,715			3,671,193
Total assets	$33,571,250			$31,722,381
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,723,662	48,695	1.01	$9,338,014	25,146	0.54
Savings	2,514,929	4,233	0.34	2,578,492	2,523	0.20
Certificates and other time	5,410,633	51,866	1.93	4,724,920	29,849	1.25
Short-term borrowings	4,012,589	47,950	2.39	4,042,020	33,616	1.67
Long-term borrowings	873,185	12,800	2.96	655,737	10,450	3.21
Total interest-bearing liabilities	22,534,998	165,544	1.48	21,339,183	101,584	0.96
Non-interest-bearing demand	5,981,427			5,686,324
Other liabilities	368,152			250,898
Total liabilities	28,884,577			27,276,405
Stockholders’ equity	4,686,673			4,445,976
Total liabilities and stockholders’ equity	$33,571,250			$31,722,381
Excess of interest-earning assets over interest-bearing liabilities	$6,642,973			$6,200,067
Net interest income (FTE) (2)		468,119			471,882
Tax-equivalent adjustment		(7,119)			(6,422)
Net interest income		$461,000			$465,460
Net interest spread			2.89%			3.23%
Net interest margin (2)			3.23%			3.45%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $3.8 million, or 0.8%, from $471.9 million for the first six months of 2018 to $468.1 million for the first six months of 2019. Average interest-earning assets of $29.2 billion increased $1.6 billion, or 6.0%, and average interest-bearing liabilities of $22.5 billion increased $1.2 billion, or 5.6%, from the first six months of 2018 due to growth in loans and deposits. Our net interest margin FTE (non-GAAP) contracted 22 basis points to 3.23% for the first six months of 2019, compared to 3.45% for the same period of 2018, primarily reflecting the sale of Regency in the third quarter of 2018 and a lower level of purchase accounting benefit. Regency contributed 12 basis points to the net interest margin in the first half of 2018. The decline also reflected higher funding costs as the FOMC increased the target Fed Funds rate 75 basis points between March 31, 2018 and June 30, 2019, increased deposit price competition and a 24 basis point decrease in the contribution from incremental purchase accounting accretion. Incremental purchase accounting accretion refers to the difference between total accretion and the estimated coupon interest income on loans acquired in a business combination.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2019, compared to the six months ended June 30, 2018:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(128)	$951	$823
Securities (2)	6,638	5,054	11,692
Loans held for sale	21	(128)	(107)
Loans and leases (2)	26,190	21,599	47,789
Total interest income (2)	32,721	27,476	60,197
Interest Expense (1)
Deposits:
Interest-bearing demand	2,130	21,419	23,549
Savings	270	1,440	1,710
Certificates and other time	4,836	17,181	22,017
Short-term borrowings	(35)	14,369	14,334
Long-term borrowings	2,676	(326)	2,350
Total interest expense	9,877	54,083	63,960
Net change (2)	$22,844	$(26,607)	$(3,763)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $633.7 million for the first six months of 2019, increased $60.2 million or 10.5% from the same quarter of 2018, due to increased interest-earning assets of $1.6 billion, and higher rates resulting from the increase in the target Fed Funds rate, as discussed above partially offset by Regency and lower cash recoveries. During the first six months of 2019, we recognized $16.0 million of incremental purchase accounting accretion and $1.6 million of cash recoveries, compared to $10.6 million and $11.3 million, respectively, in the first six months of 2018. The increase in interest-earning assets was primarily driven by a $1.3 billion, or 6.0%, increase in average loans and leases due to solid growth in our commercial and consumer portfolios. Average total commercial loan growth totaled $697 million, or 5.2%, including 14.7% growth in commercial and industrial loans and commercial leases. Commercial loan growth was led by strong activity in the Cleveland, Pittsburgh, Charlotte and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions and continued growth in the equipment finance and asset-based lending businesses. Average consumer loan growth was $573 million, or 7.3%, as growth in indirect auto loans of $403 million, or 26.0%, and residential mortgage loans of $451 million, or 16.3%, was partially offset by declines in direct installment loans and consumer lines of credit. Additionally, average securities increased $379.3 million or 6.2%, primarily as a result of increases in collateralized mortgage obligations of $624.9 million, states of the U.S. and political subdivisions of $142.2 million and SBA securities of $130.4 million, partially offset by decreases of $460.7 million in mortgage-backed securities and $54.5 million in U.S. government agencies. The yield on average interest-earning assets (non-GAAP) increased 18 basis points from the first six months of 2018 to 4.37% for the first six months of 2019, reflecting repricing of variable and adjustable loans, higher incremental purchase accounting accretion, lower acquired loan cash recoveries and higher reinvestment rates on securities.
Interest expense of $165.5 million for the first six months of 2019 increased $64.0 million, or 63.0%, from the same quarter of 2018 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and borrowings increased over the same quarter of 2018. Average interest-bearing deposits increased $1.0 billion, or 6.1%, which reflects the benefit of our expanded banking footprint in our southeastern markets and organic growth in transaction deposits. Average long-term borrowings increased $217.4 million, or 33.2%, which reflects increases of $167.1 million in long-term FHLB borrowings and $71.3 million in subordinated debt, partially offset by a decrease of $19.7 million in junior subordinated debt. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. We used part of the proceeds from this issuance to redeem higher-rate debt, including $10.0 million in junior subordinated debt and $25.0 million in other subordinated debt. Additionally, in April 2019, we redeemed $34.0 million in junior subordinated debt. The rate paid on interest-bearing liabilities increased 52 basis points to 1.48% for the first six months of 2019, due to the FOMC interest rate increases, competitive deposit pricing and changes in the funding mix.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 15

	Six Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Provision for credit losses:
Originated	$21,493	$29,806	$(8,313)	(27.9)%
Loans acquired in a business combination	3,614	243	3,371	1,387.2
Total provision for credit losses	$25,107	$30,049	$(4,942)	(16.4)%
Net loan charge-offs:
Originated	$10,162	$25,873	$(15,711)	(60.7)%
Loans acquired in a business combination	6,438	2,982	3,456	115.9
Total net loan charge-offs	$16,600	$28,855	$(12,255)	(42.5)%
Net loan charge-offs (annualized) / total average loans and leases	0.15%	0.27%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.11%	0.33%
The provision for credit losses of $25.1 million during the first six months of 2019 decreased $4.9 million from the same period of 2018, supporting strong loan growth and exceeding net charge-offs of $16.6 million, or 0.15% annualized of total average loans. The provision for the originated portfolio decreased $8.3 million, while the provision for loans acquired in a business combination increased $3.4 million during the first six months of 2019 compared to the year-ago period, primarily due to a single commercial credit. Net loan charge-offs of $16.6 million for the first six months of 2019 decreased $12.3 million from the year-ago period, primarily due to lower commercial charge-offs and the previous actions taken to reduce credit risk, including the sale of Regency. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2019 and 2018 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Service charges	$62,285	$61,191	$1,094	1.8%
Trust services	13,802	12,917	885	6.9
Insurance commissions and fees	9,308	9,702	(394)	(4.1)
Securities commissions and fees	9,016	8,845	171	1.9
Capital markets income	15,903	11,068	4,835	43.7
Mortgage banking operations	11,518	11,469	49	0.4
Dividends on non-marketable equity securities	9,158	7,786	1,372	17.6
Bank owned life insurance	5,944	6,362	(418)	(6.6)
Net securities gains	—	31	(31)	(100.0)
Other	3,291	3,021	270	8.9
Total non-interest income	$140,225	$132,392	$7,833	5.9%
Total non-interest income increased $7.8 million, to $140.2 million for the first six months of 2019, a 5.9% increase from the same period of 2018. Excluding the $1.7 million and $3.7 million loss on fixed assets related to branch consolidations in the first six months of 2019 and 2018, respectively, non-interest income increased $5.9 million, or 4.3%. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $62.3 million for the first six months of 2019 increased $1.1 million, or 1.8%, from $61.2 million from the same period in 2018. The increase was driven by the expanded customer base in our southeastern markets, combined with organic growth in loans and deposit accounts.
Trust services of $13.8 million for the first six months of 2019 increased $0.9 million, or 6.9%, from the same period of 2018, primarily driven by strong organic revenue production. The market value of assets under management increased $470.2 million, or 9.2%, to $5.6 billion at June 30, 2019, with the increase almost entirely attributable to organic growth in accounts and services.
Capital markets income of $15.9 million for the first six months of 2019 increased $4.8 million or 43.7% from $11.1 million for 2018. The significant increase was primarily due to strong derivatives sales activity to commercial customers across our footprint and several new syndications transactions in our Washington D.C. and southeastern markets.
Mortgage banking operations income of $11.5 million for the first six months of 2019 increased 0.4%, from the same period of 2018, as higher sold volumes were partially offset by lower margins and higher MSRs impairment. During the first six months of 2019, we sold $638.7 million of residential mortgage loans, a 12.1% increase compared to $569.7 million for the same period of 2018. Sold loan margins have been lower in both retail and correspondent loans due to competitive pressure and the mix of loans sold. During the six months ended June 30, 2019, we recognized interest-rate related valuation adjustments on MSRs of $2.6 million.
Dividends on non-marketable equity securities of $9.2 million for 2019 increased $1.4 million, or 17.6%, from $7.8 million for 2018, primarily due to an increase in the FHLB dividend rate.

The following table presents non-interest income excluding significant items for the six months ended June 30, 2019 and 2018:
TABLE 17

	Six Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest income, as reported	$140,225	$132,392	$7,833	5.9%
Significant items:
Loss on fixed assets related to branch consolidations	1,722	3,677	(1,955)
Total non-interest income, excluding significant items(1)	$141,947	$136,069	$5,878	4.3%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2019 and 2018 is presented in the following table:
TABLE 18

	Six Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$185,573	$187,997	$(2,424)	(1.3)%
Net occupancy	30,658	31,717	(1,059)	(3.3)
Equipment	30,298	27,648	2,650	9.6
Amortization of intangibles	6,958	8,029	(1,071)	(13.3)
Outside services	30,855	31,770	(915)	(2.9)
FDIC insurance	11,963	18,001	(6,038)	(33.5)
Bank shares and franchise taxes	6,597	6,692	(95)	(1.4)
Other	38,077	42,242	(4,165)	(9.9)
Total non-interest expense	$340,979	$354,096	$(13,117)	(3.7)%
Total non-interest expense of $341.0 million for the first six months of 2019 decreased $13.1 million, a 3.7% decrease from the same period of 2018. The first six months of 2019 included $2.8 million of branch consolidation expenses, while 2018 included $2.9 million of branch consolidation expenses and a $0.9 million discretionary 401(k) contribution made following tax reform. Excluding these items, non-interest expense decreased $12.1 million, or 3.5%, attributable primarily to the elimination of the FDIC's large bank surcharge in the fourth quarter of 2018 and the sale of Regency in the third quarter of 2018. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $185.6 million for the first six months of 2019 decreased $2.4 million or 1.3% from the same period of 2018. The decrease was primarily due to the sale of Regency, which was included in the first six months of 2018.
Net occupancy and equipment expense of $61.0 million for the first six months of 2019 increased $1.6 million, or 2.7%, from $59.4 million from the same period of 2018, primarily due to $2.2 million of branch consolidation costs.
Amortization of intangibles expense of $7.0 million for the first six months of 2019 decreased $1.1 million, or 13.3%, from the first six months of 2018, due to the completion of amortization for a core deposit intangible from a prior acquisition.
FDIC insurance of $12.0 million for the first six months of 2019 decreased $6.0 million, or 33.5%, from the same period of 2018, primarily due to the elimination of the FDIC's large bank surcharge in the fourth quarter of 2018.
Other non-interest expense was $38.1 million and $42.2 million for the first six months of 2019 and 2018, respectively. Decreases in other non-interest expense spanned across various categories such as loan related, OREO and other tax expense compared to the year-ago period, partially due to our focus on efficiency and expense control, combined with the sale of Regency, which was included in the first six months of 2018.

The following table presents non-interest expense excluding significant items for the six months ended June 30, 2019 and 2018:
TABLE 19

	Six Months Ended June 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest expense, as reported	$340,979	$354,096	$(13,117)	(3.7)%
Significant items:
Discretionary 401(k) contribution	—	(874)	874
Branch consolidations - salaries and benefits	(520)	(45)	(475)
Branch consolidations - occupancy and equipment	(2,174)	(1,609)	(565)
Branch consolidations - other	(89)	(1,285)	1,196
Total non-interest expense, excluding significant items(1)	$338,196	$350,283	$(12,087)	(3.5)%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 20

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Income tax expense	$45,825	$41,739
Effective tax rate	19.5%	19.5%
Statutory federal tax rate	21.0%	21.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The effective tax rate in 2019 was also impacted from non-vesting stock compensation awards in the second quarter of 2019.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 21

(dollars in millions)	June 30, 2019	December 31, 2018	$ Change	% Change
Assets
Cash and cash equivalents	$499	$488	$11	2.3%
Securities	6,358	6,595	(237)	(3.6)
Loans held for sale	332	22	310	1,409.1
Loans and leases, net	22,355	21,973	382	1.7
Goodwill and other intangibles	2,336	2,334	2	0.1
Other assets	2,023	1,690	333	19.7
Total Assets	$33,903	$33,102	$801	2.4%
Liabilities and Stockholders’ Equity
Deposits	$23,731	$23,455	$276	1.2%
Borrowings	5,049	4,756	293	6.2
Other liabilities	370	283	87	30.7
Total liabilities	29,150	28,494	656	2.3
Stockholders’ equity	4,753	4,608	145	3.1
Total Liabilities and Stockholders’ Equity	$33,903	$33,102	$801	2.4%

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

Following is a summary of loans and leases:

TABLE 22

	June 30, 2019	December 31, 2018	$ Change	% Change
(in millions)
Commercial real estate	$8,832	$8,786	$46	0.5%
Commercial and industrial	5,028	4,556	472	10.4
Commercial leases	385	373	12	3.2
Other	37	46	(9)	(19.6)
Total commercial loans and leases	14,282	13,761	521	3.8
Direct installment	1,758	1,764	(6)	(0.3)
Residential mortgages	3,022	3,113	(91)	(2.9)
Indirect installment	1,968	1,933	35	1.8
Consumer lines of credit	1,513	1,582	(69)	(4.4)
Total consumer loans	8,261	8,392	(131)	(1.6)
Total loans and leases	$22,543	$22,153	$390	1.8%

Non-Performing Assets
Following is a summary of total non-performing assets:
TABLE 23

(in millions)	June 30, 2019	December 31, 2018	$ Change	% Change
Commercial real estate	$34	$23	$11	47.8%
Commercial and industrial	18	37	(19)	(51.4)
Commercial leases	2	2	—	—
Other	1	1	—	—
Total commercial loans and leases	55	63	(8)	(12.7)
Direct installment	15	14	1	7.1
Residential mortgages	16	14	2	14.3
Indirect installment	2	2	—	—
Consumer lines of credit	5	7	(2)	(28.6)
Total consumer loans	38	37	1	2.7
Total non-performing loans and leases	93	100	(7)	(7.0)
Other real estate owned	32	35	(3)	(8.6)
Total non-performing assets	$125	$135	$(10)	(7.4)%
Non-performing assets decreased $9.9 million, from $134.7 million at December 31, 2018 to $124.8 million at June 30, 2019. This reflects decreases of $5.8 million in non-accrual loans, $3.1 million in OREO and $1.0 million in TDRs.

Following is a summary of performing, non-performing and non-accrual TDRs, by class:

TABLE 24

(in millions)	Performing	Non- Performing	Non- Accrual	Total
Originated
June 30, 2019
Commercial real estate	$—	$—	$5	$5
Commercial and industrial	—	—	4	4
Total commercial loans	—	—	9	9
Direct installment	12	7	3	22
Residential mortgages	5	8	3	16
Indirect installment	—	—	—	—
Consumer lines of credit	2	1	1	4
Total consumer loans	19	16	7	42
Total TDRs	$19	$16	$16	$51
December 31, 2018
Commercial real estate	$—	$—	$2	$2
Commercial and industrial	—	1	—	1
Total commercial loans	—	1	2	3
Direct installment	11	6	4	21
Residential mortgages	5	8	3	16
Consumer lines of credit	2	2	—	4
Total consumer loans	18	16	7	41
Total TDRs	$18	$17	$9	$44
Acquired
June 30, 2019
Commercial real estate	$—	$3	$—	$3
Total commercial loans	—	3	—	3
Consumer lines of credit	—	—	—	—
Total consumer loans	—	—	—	—
Total TDRs	$—	$3	$—	$3
December 31, 2018
Commercial real estate	$—	$3	$—	$3
Total commercial loans	—	3	—	3
Consumer lines of credit	—	1	—	1
Total consumer loans	—	1	—	1
Total TDRs	$—	$4	$—	$4

Allowance for Credit Losses
The allowance for credit losses of $188.2 million at June 30, 2019 increased $8.5 million, or 4.7%, from December 31, 2018, primarily in support of growth in originated loans and leases. The provision for credit losses during the six months ended June 30, 2019 was $25.1 million, which covered net charge-offs and supported organic loan growth. Net charge-offs were $16.6 million during the six months ended June 30, 2019, compared to $28.9 million during the six months ended June 30, 2018, with the decrease primarily due to lower commercial charge-offs and the sale of Regency, which accounted for $4.7 million of the decrease. The allowance for credit losses as a percentage of non-performing loans for the total portfolio increased from 180% as of December 31, 2018 to 203% as of June 30, 2019, as provision exceeded charge-offs in support of loan growth, while the level of non-performing loans have decreased slightly.

Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations. Also see Note 4, Loans and Leases, of the Notes to Consolidated Financial Statements (Unaudited).
TABLE 25

	At or For the Three Months Ended
	June 30, 2019	December 31, 2018	June 30, 2018
Non-performing loans / total originated loans and leases	0.46%	0.44%	0.50%
Non-performing loans + OREO / total originated loans and leases + OREO	0.61	0.61	0.71
Allowance for credit losses (originated loans) / total originated loans and leases	0.96	0.95	1.02
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.11	0.27	0.36

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.
Following is a summary of deposits:
TABLE 26

(in millions)	June 30, 2019	December 31, 2018	$ Change	% Change
Non-interest-bearing demand	$6,139	$6,000	$139	2.3%
Interest-bearing demand	9,593	9,660	(67)	(0.7)
Savings	2,515	2,526	(11)	(0.4)
Certificates and other time deposits	5,484	5,269	215	4.1
Total deposits	$23,731	$23,455	$276	1.2%
Total deposits increased from December 31, 2018, primarily as a result of growth in non-interest-bearing demand balances and certificates and other time deposits. The growth reflects heightened deposit-gathering efforts focused on attracting new customer relationships through targeted promotional interest rates on 13-month, 19-month and 25-month certificates of deposit, combined with deepening relationships with existing customers through internal lead generation efforts. Generating growth in the relationship-based transaction deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.

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
As of June 30, 2019, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization. Our management believes that, as of June 30, 2019 and December 31, 2018, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 27

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
F.N.B. Corporation
Total capital	$3,043	11.50%	$2,646	10.00%	$2,778	10.50%
Tier 1 capital	2,503	9.46	2,117	8.00	2,249	8.50
Common equity tier 1	2,396	9.06	1,720	6.50	1,852	7.00
Leverage	2,503	7.96	1,572	5.00	1,258	4.00
Risk-weighted assets	26,458
FNBPA
Total capital	2,902	10.99%	2,640	10.00%	2,772	10.50%
Tier 1 capital	2,712	10.27	2,112	8.00	2,244	8.50
Common equity tier 1	2,632	9.97	1,716	6.50	1,848	7.00
Leverage	2,712	8.64	1,569	5.00	1,256	4.00
Risk-weighted assets	26,398
As of December 31, 2018
F.N.B. Corporation
Total capital	$2,875	11.54%	$2,490	10.00%	$2,459	9.88%
Tier 1 capital	2,395	9.62	1,992	8.00	1,961	7.88
Common equity tier 1	2,289	9.19	1,619	6.50	1,588	6.38
Leverage	2,395	7.87	1,523	5.00	1,218	4.00
Risk-weighted assets	24,900
FNBPA
Total capital	2,735	10.99%	2,489	10.00%	2,458	9.88%
Tier 1 capital	2,553	10.26	1,992	8.00	1,960	7.88
Common equity tier 1	2,473	9.94	1,618	6.50	1,587	6.38
Leverage	2,553	8.39	1,521	5.00	1,217	4.00
Risk-weighted assets	24,894

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

LIQUIDITY
Our goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of FNB with cost-effective funding. Our Board of Directors has established an Asset/Liability Management Policy to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” Balance Sheet and adequate levels of liquidity. Our Board of Directors has also established Liquidity and Contingency Funding Policies to guide management in addressing stressed liquidity conditions. These policies designate our Asset/Liability Committee as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect Balance Sheet or cash flow positions. Liquidity is centrally managed daily by our Treasury Department.
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the Parent's funding needs.  During the first quarter of 2019, we completed a debt offering in which we issued $120.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due in 2029, which is treated as tier 2 capital for regulatory purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $118.2 million of which $69 million was used to redeem, retire or call existing debt and TPS as noted below. We repurchased and retired $9.5 million and redeemed $15.5 million in higher interest rate subordinated debt assumed in the 2017 YDKN acquisition. Additionally, we redeemed $10.0 million of TPS issued by American Community Capital Trust I also assumed in the 2017 YDKN acquisition. Additionally, we exercised the call options on $26.0 million of Omega Financial Capital Trust I and $8.0 million of Crescent Financial Capital Trust I with April settlements. Also, from the net debt issuance proceeds, we completed a capital infusion of $40.0 million to FNBPA in March. These transactions accomplished strategic objectives and were the primary factors resulting in an increase in our liquidity metrics as shown below.
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
The LCR and MCH ratios are presented in the following table:
TABLE 28

	June 30, 2019	December 31, 2018	Internal limit
Liquidity coverage ratio	2.2 times	2.1 times	> 1 time
Months of cash on hand	15.0 months	14.4 months	> 12 months

Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $23.7 billion at June 30, 2019, an increase of $276.6 million, or 2.4% annualized, from December 31, 2018. Total non-interest-bearing demand deposit accounts grew by $139.3 million, or 4.7% annualized, and interest-bearing demand decreased by $67.7 million, or 1.4% annualized. Growth in time deposits was $215.3 million, or 8.2% annualized. Savings account balances decreased $10.3 million, or 0.8% annualized.
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
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 29

(dollars in millions)	June 30, 2019	December 31, 2018
Unused wholesale credit availability	$10,541	$9,659
Unused wholesale credit availability as a % of FNBPA assets	31.2%	29.2%
Salable unpledged government and agency securities	$2,475	$2,424
Salable unpledged government and agency securities as a % of FNBPA assets	7.3%	7.3%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2019 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was (2.5)% and (7.1)% as of June 30, 2019 and December 31, 2018, respectively. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$846	$1,064	$1,459	$2,581	$5,950
Investments	158	231	296	578	1,263
	1,004	1,295	1,755	3,159	7,213
Liabilities
Non-maturity deposits	178	357	535	1,071	2,141
Time deposits	682	722	860	1,340	3,604
Borrowings	2,224	14	21	49	2,308
	3,084	1,093	1,416	2,460	8,053
Period Gap (Assets - Liabilities)	$(2,080)	$202	$339	$699	$(840)
Cumulative Gap	$(2,080)	$(1,878)	$(1,539)	$(840)
Cumulative Gap to Total Assets	(6.1)%	(5.5)%	(4.5)%	(2.5)%
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
The following repricing gap analysis as of June 30, 2019 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$10,814	$789	$876	$1,611	$14,090
Investments	158	240	451	581	1,430
	10,972	1,029	1,327	2,192	15,520
Liabilities
Non-maturity deposits	6,089	—	—	—	6,089
Time deposits	777	721	857	1,337	3,692
Borrowings	3,085	1,031	7	21	4,144
	9,951	1,752	864	1,358	13,925
Off-balance sheet	—	955	—	—	955
Period Gap (assets – liabilities + off-balance sheet)	$1,021	$232	$463	$834	$2,550
Cumulative Gap	$1,021	$1,253	$1,716	$2,550
Cumulative Gap to Assets	3.5%	4.3%	5.9%	8.7%

The twelve-month cumulative repricing gap to total assets was 8.7% and 3.2% as of June 30, 2019 and December 31, 2018, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at June 30, 2019 compared to December 31, 2018, is primarily related to growth and changes in the mix of loans, deposits and borrowings. The growth in the certificates of deposit portfolio and adjustable rate borrowings were offset by strong commercial and industrial loan growth, a portion of which was swapped to adjustable rates, the sale of long-term fixed rate mortgage loans, the increased cash flow from the loan portfolio, and the funding of long-term FHLB advances. In particular, the funding of longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of June 30, 2019. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 32

	June 30, 2019	December 31, 2018	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	8.3%	3.5%	n/a
+ 200 basis points	5.8	2.5	(5.0)%
+ 100 basis points	3.1	1.4	(5.0)
- 100 basis points	(4.8)	(3.1)	(5.0)
Economic value of equity:
+ 300 basis points	(1.5)	(8.0)	(25.0)
+ 200 basis points	(0.1)	(5.2)	(15.0)
+ 100 basis points	0.5	(2.0)	(10.0)
- 100 basis points	(3.8)	(1.0)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 1.8% at June 30, 2019 and 1.0% at December 31, 2018. The corresponding metrics for a -100 basis point Rate Ramp are (2.4)% and (1.6)% at June 30, 2019 and December 31, 2018, respectively.

Our strategy is generally to manage to a neutral interest rate risk position. Consistent with prior years, we desired to remain slightly asset-sensitive during the first six months of 2019. A number of management actions, as noted above, and the current, volatile interest rate environment, have resulted in a more asset-sensitive interest rate risk position.
The ALCO utilizes several tactics to manage our interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 58.3% and 57.4% of total loans as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019, 79.2% of these loans, or 46.2% of total loans, are tied to the Prime or one-month LIBOR rates. The investment portfolio is used, in part, to manage our interest rate risk position. Finally, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of June 30, 2019, the commercial swaps totaled $3.2 billion of notional principal, with $538.1 million in notional swap principal originated during the first six months of 2019. The success of the aforementioned tactics has resulted in a more asset-sensitive position as compared to December 31, 2018. For additional information regarding interest rate swaps, see Note 9 in this Report.
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
TABLE 33
Operating Net Income Available to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income available to common stockholders	$93,177	$83,196	$185,294	$167,948
Discretionary 401(k) contribution	—	874	—	874
Tax benefit of discretionary 401(k) contribution	—	(184)	—	(184)
Branch consolidation costs	2,871	6,616	4,505	6,616
Tax benefit of branch consolidation costs	(603)	(1,389)	(946)	(1,389)
Operating net income available to common stockholders (non-GAAP)	$95,445	$89,113	$188,853	$173,865
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
TABLE 34
Operating Earnings per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income per diluted common share	$0.29	$0.26	$0.57	$0.52
Discretionary 401(k) contribution	—	—	—	—
Tax benefit of discretionary 401(k) contribution	—	—	—	—
Branch consolidation costs	0.01	0.02	0.01	0.02
Tax benefit of branch consolidation costs	—	(0.01)	—	(0.01)
Operating earnings per diluted common share (non-GAAP)	$0.29	$0.27	$0.58	$0.53

TABLE 35
Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income available to common stockholders (annualized)	$373,733	$333,699	$373,660	$338,679
Amortization of intangibles, net of tax (annualized)	11,024	12,077	11,085	12,791
Tangible net income available to common stockholders (annualized) (non-GAAP)	$384,757	$345,776	$384,745	$351,470
Average total stockholders’ equity	$4,720,725	$4,461,510	$4,686,673	$4,445,976
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,329,625)	(2,337,249)	(2,330,619)	(2,338,509)
Average tangible common equity (non-GAAP)	$2,284,218	$2,017,379	$2,249,172	$2,000,585
Return on average tangible common equity (non-GAAP)	16.84%	17.14%	17.11%	17.57%
 (1) Excludes loan servicing rights.
TABLE 36
Return on Average Tangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Net income (annualized)	$381,796	$341,762	$381,765	$346,786
Amortization of intangibles, net of tax (annualized)	11,024	12,077	11,085	12,791
Tangible net income (annualized) (non-GAAP)	$392,820	$353,839	$392,850	$359,577
Average total assets	$33,731,116	$31,947,751	$33,571,250	$31,722,381
Less: Average intangibles (1)	(2,329,625)	(2,337,249)	(2,330,619)	(2,338,509)
Average tangible assets (non-GAAP)	$31,401,491	$29,610,502	$31,240,631	$29,383,872
Return on average tangible assets (non-GAAP)	1.25%	1.19%	1.26%	1.22%
(1) Excludes loan servicing rights.

TABLE 37
Tangible Book Value per Common Share

	Three Months Ended June 30,
(in thousands, except per share data)	2019	2018
Total stockholders’ equity	$4,753,189	$4,473,242
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,336,071)	(2,335,445)
Tangible common equity (non-GAAP)	$2,310,236	$2,030,915
Ending common shares outstanding	324,807,131	324,258,342
Tangible book value per common share (non-GAAP)	$7.11	$6.26
 (1) Excludes loan servicing rights.
TABLE 38
Tangible equity to tangible assets (period-end)

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Total stockholders' equity	$4,753,189	$4,473,242
Less: Intangibles(1)	(2,336,071)	(2,335,445)
Tangible equity (non-GAAP)	$2,417,118	$2,137,797
Total assets	$33,903,440	$32,257,563
Less: Intangibles(1)	(2,336,071)	(2,335,445)
Tangible assets (non-GAAP)	$31,567,369	$29,922,118
Tangible equity / tangible assets (period-end) (non-GAAP)	7.66%	7.14%
(1) Excludes loan servicing rights.
TABLE 39
Tangible common equity / tangible assets (period-end)

	Three Months Ended June 30,
(dollars in thousands)	2019	2018
Total stockholders' equity	$4,753,189	$4,473,242
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,336,071)	(2,335,445)
Tangible common equity (non-GAAP)	$2,310,236	$2,030,915
Total assets	$33,903,440	$32,257,563
Less: Intangibles(1)	(2,336,071)	(2,335,445)
Tangible assets (non-GAAP)	$31,567,369	$29,922,118
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.32%	6.79%
 (1) Excludes loan servicing rights.

KEY PERFORMANCE INDICATORS
TABLE 40
Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2019	2018	2019	2018
Non-interest expense	$175,237	$183,013	$340,979	$354,096
Less: Amortization of intangibles	(3,479)	(3,811)	(6,958)	(8,029)
Less: OREO expense	(954)	(2,233)	(2,023)	(3,600)
Less: Discretionary 401(k) contribution	—	(874)	—	(874)
Less: Branch consolidation costs	(2,325)	(2,939)	(2,783)	(2,939)
Adjusted non-interest expense	$168,479	$173,156	$329,215	$338,654
Net interest income	$230,407	$239,355	$461,000	$465,460
Taxable equivalent adjustment	3,540	3,319	7,119	6,422
Non-interest income	74,840	64,889	140,225	132,392
Less: Net securities gains	—	(31)	—	(31)
Add: Branch consolidation costs	546	3,677	1,722	3,677
Adjusted net interest income (FTE) + non-interest income	$309,333	$311,209	$610,066	$607,920
Efficiency ratio (FTE) (non-GAAP)	54.47%	55.64%	53.96%	55.71%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2019, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

F.N.B. Corporation

Dated:	August 6, 2019	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2019	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2019	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)