Form 10-Q
period 2019-09-30
FNB CORP/PA/
filed 2019-11-07
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2019
Common Stock, $0.01 Par Value	324,924,869	Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2019

Glossary of Acronyms and Terms

AFS	Available for sale

ALCO	Asset/Liability Committee

AOCI	Accumulated other comprehensive income

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

BOLI	Bank owned life insurance

Basel III	Basel III Capital Rules

CECL	Current expected credit losses

CFPB	Consumer Financial Protection Bureau

EVE	Economic value of equity

FASB	Financial Accounting Standards Board

FDIC	Federal Deposit Insurance Corporation

FHLB	Federal Home Loan Bank

FNB	F.N.B. Corporation

FNBPA	First National Bank of Pennsylvania

FOMC	Federal Open Market Committee

FRB	Board of Governors of the Federal Reserve System

FTE	Fully taxable equivalent

FVO	Fair value option

GAAP	U.S. generally accepted accounting principles

HTM	Held to maturity

IRLC	Interest rate lock commitments

LCR	Liquidity Coverage Ratio

LIBOR	London Inter-bank Offered Rate

MCH	Months of Cash on Hand

MD&A	Management's Discussion and Analysis

MSR	Mortgage servicing rights

OCC	Office of the Comptroller of the Currency

OREO	Other real estate owned

OTTI	Other-than-temporary impairment

PCD	Purchase credit deteriorated

PCI	Purchase credit impaired

Regency	Regency Finance Company

SBA	Small Business Administration

SEC	Securities and Exchange Commission

TCJA	Tax Cuts and Jobs Act of 2017

TDR	Troubled debt restructuring

TPS	Trust preferred securities

UST	U.S. Department of the Treasury

YDKN	Yadkin Financial Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in millions, except share and per share data

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash and due from banks	$522	$451
Interest bearing deposits with banks	87	37
Cash and Cash Equivalents	609	488
Debt securities available for sale	3,262	3,341
Debt securities held to maturity (fair value of $3,229 and $3,155)	3,192	3,254
Loans held for sale (includes $45 and $14 measured at fair value) (1)	56	22
Loans and leases, net of unearned income of $1 and $3	23,070	22,153
Allowance for credit losses	(194)	(180)
Net Loans and Leases	22,876	21,973
Premises and equipment, net	329	330
Goodwill	2,262	2,255
Core deposit and other intangible assets, net	71	79
Bank owned life insurance	542	537
Other assets	1,130	823
Total Assets	$34,329	$33,102
Liabilities
Deposits:
Non-interest-bearing demand	$6,292	$6,000
Interest-bearing demand	10,654	9,660
Savings	2,526	2,526
Certificates and other time deposits	5,122	5,269
Total Deposits	24,594	23,455
Short-term borrowings	3,144	4,129
Long-term borrowings	1,340	627
Other liabilities	431	283
Total Liabilities	29,509	28,494
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 327,107,305 and 326,120,832 shares	3	3
Additional paid-in capital	4,062	4,049
Retained earnings	744	576
Accumulated other comprehensive loss	(69)	(106)
Treasury stock – 2,227,804 and 1,806,303 shares at cost	(27)	(21)
Total Stockholders’ Equity	4,820	4,608
Total Liabilities and Stockholders’ Equity	$34,329	$33,102

(1)	Amount represents loans for which we have elected the fair value option. See Note 17.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in millions, except per share data
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest Income
Loans and leases, including fees	$274	$260	$819	$757
Securities:
Taxable	30	30	95	86
Tax-exempt	8	8	24	21
Other	2	—	3	1
Total Interest Income	314	298	941	865
Interest Expense
Deposits	56	38	161	95
Short-term borrowings	18	20	66	54
Long-term borrowings	10	5	23	15
Total Interest Expense	84	63	250	164
Net Interest Income	230	235	691	701
Provision for credit losses	12	16	37	46
Net Interest Income After Provision for Credit Losses	218	219	654	655
Non-Interest Income
Service charges	33	32	95	93
Trust services	7	6	21	19
Insurance commissions and fees	6	5	15	15
Securities commissions and fees	4	4	13	13
Capital markets income	9	5	25	16
Mortgage banking operations	9	6	21	17
Dividends on non-marketable equity securities	5	4	14	12
Bank owned life insurance	3	5	9	11
Other	4	8	7	11
Total Non-Interest Income	80	75	220	207
Non-Interest Expense
Salaries and employee benefits	93	90	279	278
Net occupancy	13	14	44	46
Equipment	15	14	45	41
Amortization of intangibles	4	4	11	12
Outside services	16	17	47	49
FDIC insurance	6	9	18	27
Bank shares and franchise taxes	4	3	10	10
Other	27	20	65	62
Total Non-Interest Expense	178	171	519	525
Income Before Income Taxes	120	123	355	337
Income taxes	17	22	63	64
Net Income	103	101	292	273
Preferred stock dividends	2	2	6	6
Net Income Available to Common Stockholders	$101	$99	$286	$267
Earnings per Common Share
Basic	$0.31	$0.30	$0.88	$0.82
Diluted	0.31	0.30	0.88	0.82
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Dollars in millions
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$103	$101	$292	$273
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1 and $(3), $17 and $(14)	6	(12)	60	(51)
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1) and $0, $(7) and $2	(4)	1	(24)	7
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $0, $0, $0 and $0	—	—	(1)	(1)
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $0, $0 and $0	1	—	2	1
Other Comprehensive Income (Loss)	3	(11)	37	(44)
Comprehensive Income	$106	$90	$329	$229
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in millions, except per share data
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended September 30, 2018
Balance at beginning of period	$107	$3	$4,043	$457	$(116)	$(21)	$4,473
Comprehensive income (loss)				101	(11)		90
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			—	1
Restricted stock compensation			2				2
Balance at end of period	$107	$3	$4,046	$517	$(127)	$(21)	$4,525
Three Months Ended September 30, 2019
Balance at beginning of period	$107	$3	$4,057	$683	$(72)	$(25)	$4,753
Comprehensive income				103	3		106
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(40)			(40)
Issuance of common stock		—	3			(2)	1
Restricted stock compensation			2				2
Balance at end of period	$107	$3	$4,062	$744	$(69)	$(27)	$4,820

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2018
Balance at beginning of period	$107	$3	$4,033	$368	$(83)	$(19)	$4,409
Comprehensive income (loss)				273	(44)		229
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(118)			(118)
Issuance of common stock		—	6			(2)	4
Restricted stock compensation			7				7
Balance at end of period	$107	$3	$4,046	$517	$(127)	$(21)	$4,525
Nine Months Ended September 30, 2019
Balance at beginning of period	$107	$3	$4,049	$576	$(106)	$(21)	$4,608
Comprehensive income				292	37		329
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(118)			(118)
Issuance of common stock		—	5			(6)	(1)
Restricted stock compensation			8				8
Balance at end of period	$107	$3	$4,062	$744	$(69)	$(27)	$4,820
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in millions
Unaudited

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$292	$273
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	33	82
Provision for credit losses	37	46
Deferred tax expense	36	29
Tax benefit of stock-based compensation	1	—
Loans originated for sale	(983)	(865)
Loans sold	984	933
Net gain on sale of loans	(17)	(18)
Net change in:
Interest receivable	(8)	(8)
Interest payable	2	7
Bank owned life insurance	(5)	(7)
Other, net	(235)	45
Net cash flows provided by operating activities	137	517
Investing Activities
Net change in loans and leases	(1,200)	(1,055)
Debt securities available for sale:
Purchases	(395)	(1,029)
Maturities	543	422
Debt securities held to maturity:
Purchases	(264)	(245)
Maturities	323	276
Increase in premises and equipment	(31)	(19)
Net cash paid in business combinations and divestitures	—	141
Loans sold, not originated for sale	262	—
Other, net	(9)	—
Net cash flows used in investing activities	(771)	(1,509)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	1,286	273
Time deposits	(145)	831
Short-term borrowings	(984)	1
Proceeds from issuance of long-term borrowings	947	27
Repayment of long-term borrowings	(232)	(67)
Net proceeds from issuance of common stock	7	10
Cash dividends paid:
Preferred stock	(6)	(6)
Common stock	(118)	(118)
Net cash flows provided by financing activities	755	951
Net Increase (Decrease) in Cash and Cash Equivalents	121	(41)
Cash and cash equivalents at beginning of period	488	479
Cash and Cash Equivalents at End of Period	$609	$438
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of September 30, 2019, we had 369 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to September 30, 2019 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
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
Leases
We determine if an arrangement is, or contains, a lease at inception of the contract. As a lessee, we consider a contract to be, or contain, a lease if the contract conveys the right to control the use of an identified asset in exchange for consideration. We recognize in our Consolidated Balance Sheets the obligation to make lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term. For an operating lease, the right-of-use asset and lease liability are included in other assets and other liabilities, respectively. Finance leases are included in premises and equipment, and other liabilities. We do not record leases with an initial term of 12 months or less on the Consolidated Balance Sheets, instead we recognize lease expense for these leases on a straight-line basis over the lease term. For leases that commenced before January 1, 2019, we have applied the modified retrospective transition method which resulted in comparative information not being restated. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs.
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

These Updates were effective as of January 1, 2019.

Standard	Description	Financial Statements Impact
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

These Updates replace the current long-standing incurred loss impairment methodology with a methodology that reflects current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost and certain other instruments, including loans, HTM debt securities, net investments in leases and off-balance sheet credit exposures except for unconditionally cancellable commitments. CECL requires loss estimates for the remaining life of the financial asset at the time the asset is originated or acquired, considering historical experience, current conditions and reasonable and supportable forecasts. In addition, the Update will require the use of a modified AFS debt security impairment model and eliminate the current accounting for PCI loans and debt securities.

These Updates are to be applied using a cumulative-effect adjustment to retained earnings. The CECL model is a significant change from existing GAAP and may result in a material change to our accounting for financial assets and regulatory capital. While these Updates change the measurement of the Allowance for Credit Losses (ACL), it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios. However, the CECL ACL methodology could produce higher volatility in the quarterly provision for credit losses than our current reserve process.

We have created a cross-functional management steering group to govern implementation and the Audit and Risk Committees and the Board of Directors receive regular updates. For loans measured at amortized cost we have implemented a new modeling platform and integrated other auxiliary models to support a calculation of expected credit losses under CECL. We have made preliminary decisions on segmentation, a reasonable and supportable forecast period, a reversion method and period and a historical loss forecast covering the remaining contractual life, adjusted for prepayments as well as other criteria necessary to execute parallel runs beginning with the June 30, 2019 portfolio balances to ensure we are ready to calculate, review and report on our CECL ACL for the first quarter of 2020.

Based on our portfolio composition and forecasts of relatively stable macroeconomic conditions over the next two years, we currently estimate that our CECL ACL on the originated portfolio will increase in the range of 25% and 35%, primarily driven by our consumer portfolios. We expect a corresponding decrease in our common equity tier 1 (CET1) regulatory capital on a fully phased-in basis of 14-20 basis points (bps) and 11-15 bps for our tangible common equity (TCE) ratio. In addition, the ACL will increase an estimated $65-75 million for the ACL “gross-up” for PCI Loans at transition with a corresponding increase to the PCI Loans carrying value. There is no capital impact related to the PCI Loans transition.
The estimated ACL represents Management’s estimate of credit losses over the full expected remaining life of the financial assets and also take into account expected future changes in macroeconomic conditions. We will continue to evaluate and refine our loss estimates through the remainder of 2019.

The impact of this Update will be dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates at the time of adoption.

The impact to our AFS and HTM debt securities is expected to be immaterial.

Oversight and testing, as well as the development of policies, internal controls and preparation for expanded disclosure requirements will extend through the remainder of 2019.

This Update will be effective as of January 1, 2020.

NOTE 3.    SECURITIES
The amortized cost and fair value of debt securities are as follows:
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale:
September 30, 2019
U.S. government agencies	$159	$1	$(1)	$159
U.S. government-sponsored entities	245	1	(1)	245
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,337	5	(4)	1,338
Agency collateralized mortgage obligations	1,178	13	(3)	1,188
Commercial mortgage-backed securities	309	8	(1)	316
States of the U.S. and political subdivisions	14	—	—	14
Other debt securities	2	—	—	2
Total debt securities available for sale	$3,244	$28	$(10)	$3,262
December 31, 2018
U.S. government agencies	$188	$—	$(1)	$187
U.S. government-sponsored entities	317	—	(4)	313
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,465	—	(36)	1,429
Agency collateralized mortgage obligations	1,179	5	(23)	1,161
Commercial mortgage-backed securities	229	—	(1)	228
States of the U.S. and political subdivisions	21	—	—	21
Other debt securities	2	—	—	2
Total debt securities available for sale	$3,401	$5	$(65)	$3,341

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Held to Maturity:
September 30, 2019
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	2	—	—	2
U.S. government-sponsored entities	190	—	(1)	189
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,001	7	(3)	1,005
Agency collateralized mortgage obligations	686	7	(5)	688
Commercial mortgage-backed securities	202	4	—	206
States of the U.S. and political subdivisions	1,110	29	(1)	1,138
Total debt securities held to maturity	$3,192	$47	$(10)	$3,229
December 31, 2018
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	2	—	—	2
U.S. government-sponsored entities	215	—	(4)	211
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,036	—	(26)	1,010
Agency collateralized mortgage obligations	794	1	(24)	771
Commercial mortgage-backed securities	126	1	(1)	126
States of the U.S. and political subdivisions	1,080	3	(49)	1,034
Total debt securities held to maturity	$3,254	$5	$(104)	$3,155

There were no significant gross gains or gross losses realized on securities during the nine months ended September 30, 2019 or 2018.
As of September 30, 2019, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.2

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$113	$113	$34	$34
Due after one year but within five years	147	148	177	176
Due after five years but within ten years	68	68	106	108
Due after ten years	92	91	986	1,012
	420	420	1,303	1,330
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,337	1,338	1,001	1,005
Agency collateralized mortgage obligations	1,178	1,188	686	688
Commercial mortgage-backed securities	309	316	202	206
Total debt securities	$3,244	$3,262	$3,192	$3,229

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

Following is information relating to securities pledged:
TABLE 3.3

(dollars in millions)	September 30, 2019	December 31, 2018
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$4,503	$3,874
As collateral for short-term borrowings	282	279
Securities pledged as a percent of total securities	74.1%	63.0%

Following are summaries of the fair values and unrealized losses of temporarily-impaired debt securities, segregated by length of impairment:

TABLE 3.4

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Available for Sale
September 30, 2019
U.S. government agencies	6	$48	$—	13	$59	$(1)	19	$107	$(1)
U.S. government-sponsored entities	—	—	—	7	149	(1)	7	149	(1)
Residential mortgage-backed securities:
Agency mortgage-backed securities	17	281	(1)	25	343	(3)	42	624	(4)
Agency collateralized mortgage obligations	4	113	—	33	229	(3)	37	342	(3)
Commercial mortgage-backed securities	1	54	(1)	—	—	—	1	54	(1)
States of the U.S. and political subdivisions	—	—	—	1	1	—	1	1	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	28	$496	$(2)	80	$783	$(8)	108	$1,279	$(10)
December 31, 2018
U.S. government agencies	20	$145	$(1)	—	$—	$—	20	$145	$(1)
U.S. government-sponsored entities	1	36	—	11	227	(4)	12	263	(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	16	259	(4)	71	1,159	(32)	87	1,418	(36)
Agency collateralized mortgage obligations	2	82	(1)	47	590	(22)	49	672	(23)
Non-agency collateralized mortgage obligations	1	—	—	—	—	—	1	—	—
Commercial mortgage-backed securities	4	155	(1)	—	—	—	4	155	(1)
States of the U.S. and political subdivisions	2	2	—	6	10	—	8	12	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	46	$679	$(7)	136	$1,988	$(58)	182	$2,667	$(65)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Held to Maturity
September 30, 2019
U.S. government-sponsored entities	—	$—	$—	10	$189	$(1)	10	$189	$(1)
Residential mortgage-backed securities:
Agency mortgage-backed securities	6	163	(1)	11	143	(2)	17	306	(3)
Agency collateralized mortgage obligations	1	11	—	35	345	(5)	36	356	(5)
Commercial mortgage-backed securities	2	77	—	2	9	—	4	86	—
States of the U.S. and political subdivisions	10	36	—	7	30	(1)	17	66	(1)
Total temporarily impaired debt securities HTM	19	$287	$(1)	65	$716	$(9)	84	$1,003	$(10)
December 31, 2018
U.S. government-sponsored entities	—	$—	$—	12	$211	$(4)	12	$211	$(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	294	(4)	47	694	(22)	90	988	(26)
Agency collateralized mortgage obligations	3	42	—	49	611	(24)	52	653	(24)
Commercial mortgage-backed securities	5	26	—	4	43	(1)	9	69	(1)
States of the U.S. and political subdivisions	159	590	(27)	51	161	(22)	210	751	(49)
Total temporarily impaired debt securities HTM	210	$952	$(31)	163	$1,720	$(73)	373	$2,672	$(104)

We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the nine months ended September 30, 2019 or 2018.
States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $1.1 billion as of September 30, 2019 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.3 million. In addition to the strong stand-alone ratings, 63% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 4.    LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:
TABLE 4.1

(in millions)	Originated Loans and Leases	Loans Acquired in a Business Combination	Total Loans and Leases
September 30, 2019
Commercial real estate	$6,864	$2,052	$8,916
Commercial and industrial	4,925	280	5,205
Commercial leases	417	—	417
Other	35	—	35
Total commercial loans and leases	12,241	2,332	14,573
Direct installment	1,692	71	1,763
Residential mortgages	2,891	409	3,300
Indirect installment	1,949	—	1,949
Consumer lines of credit	1,099	386	1,485
Total consumer loans	7,631	866	8,497
Total loans and leases, net of unearned income	$19,872	$3,198	$23,070
December 31, 2018
Commercial real estate	$6,171	$2,615	$8,786
Commercial and industrial	4,140	416	4,556
Commercial leases	373	—	373
Other	46	—	46
Total commercial loans and leases	10,730	3,031	13,761
Direct installment	1,668	96	1,764
Residential mortgages	2,612	501	3,113
Indirect installment	1,933	—	1,933
Consumer lines of credit	1,119	463	1,582
Total consumer loans	7,332	1,060	8,392
Total loans and leases, net of unearned income	$18,062	$4,091	$22,153

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
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
The following table shows certain information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	September 30, 2019	December 31, 2018
Commercial construction, acquisition and development loans	$1,272	$1,152
Percent of total loans and leases	5.5%	5.2%
Commercial real estate:
Percent owner-occupied	31.0%	35.1%
Percent non-owner-occupied	69.0%	64.9%

Additionally, as of September 30, 2019 and December 31, 2018, we had residential construction loans of $393.9 million and $273.4 million, representing 1.7% and 1.2% of total loans and leases, respectively.
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
TABLE 4.3

(in millions)	September 30, 2019	December 31, 2018
Accounted for under ASC 310-30:
Outstanding balance	$2,980	$3,768
Carrying amount	2,741	3,570
Accounted for under ASC 310-20:
Outstanding balance	466	602
Carrying amount	452	513
Total loans acquired in a business combination:
Outstanding balance	3,446	4,370
Carrying amount	3,193	4,083

The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been written off or charged off.
The carrying amount of purchased credit impaired loans included in the table above totaled $1.6 million and $1.7 million September 30, 2019 and December 31, 2018, representing 0.05% and 0.04%, respectively, of the carrying amount of total loans acquired in a business combination as of each date.

The following table provides changes in accretable yield for all loans acquired in business combinations that are accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.
TABLE 4.4

	Nine Months Ended September 30,
(in millions)	2019	2018
Balance at beginning of period	$605	$708
Reduction due to unexpected early payoffs	(70)	(117)
Reclass from non-accretable difference to accretable yield	81	185
Other	—	(1)
Accretion	(140)	(170)
Balance at end of period	$476	$605

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
During the nine months ended September 30, 2019, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $80.7 million from the non-accretable difference to accretable yield primarily driven by overall improvement in the primary credit quality indicators of the majority of the acquired loan pools. This reclassification was $184.5 million for the nine months ended September 30, 2018. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.
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

Following is a summary of non-performing assets:
TABLE 4.5

(dollars in millions)	September 30, 2019	December 31, 2018
Non-accrual loans	$76	$79
Troubled debt restructurings	19	21
Total non-performing loans	95	100
Other real estate owned	24	35
Total non-performing assets	$119	$135
Asset quality ratios:
Non-performing loans / total loans and leases	0.41%	0.45%
Non-performing loans + OREO / total loans and leases + OREO	0.52%	0.61%
Non-performing assets / total assets	0.35%	0.41%

The carrying value of residential other real estate owned held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $3.9 million at September 30, 2019 and $6.3 million at December 31, 2018. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process at September 30, 2019 and December 31, 2018 totaled $8.5 million and $8.9 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:
TABLE 4.6

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
September 30, 2019
Commercial real estate	$6	$—	$25	$31	$6,833	$6,864
Commercial and industrial	11	—	23	34	4,891	4,925
Commercial leases	4	—	1	5	412	417
Other	—	—	1	1	34	35
Total commercial loans and leases	21	—	50	71	12,170	12,241
Direct installment	6	—	7	13	1,679	1,692
Residential mortgages	15	3	8	26	2,865	2,891
Indirect installment	10	1	3	14	1,935	1,949
Consumer lines of credit	3	1	4	8	1,091	1,099
Total consumer loans	34	5	22	61	7,570	7,631
Total originated loans and leases	$55	$5	$72	$132	$19,740	$19,872
December 31, 2018
Commercial real estate	$7	$—	$17	$24	$6,147	$6,171
Commercial and industrial	5	—	19	24	4,116	4,140
Commercial leases	1	—	2	3	370	373
Other	—	—	1	1	45	46
Total commercial loans and leases	13	—	39	52	10,678	10,730
Direct installment	8	—	8	16	1,652	1,668
Residential mortgages	16	3	6	25	2,587	2,612
Indirect installment	11	1	2	14	1,919	1,933
Consumer lines of credit	5	1	3	9	1,110	1,119
Total consumer loans	40	5	19	64	7,268	7,332
Total originated loans and leases	$53	$5	$58	$116	$17,946	$18,062

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount) Premium	Total Loans
Loans Acquired in a Business Combination
September 30, 2019
Commercial real estate	$15	$32	$4	$51	$2,151	$(150)	$2,052
Commercial and industrial	1	4	—	5	296	(21)	280
Total commercial loans	16	36	4	56	2,447	(171)	2,332
Direct installment	1	1	—	2	69	—	71
Residential mortgages	10	4	—	14	410	(15)	409
Consumer lines of credit	4	3	—	7	387	(8)	386
Total consumer loans	15	8	—	23	866	(23)	866
Total loans acquired in a business combination	$31	$44	$4	$79	$3,313	$(194)	$3,198
December 31, 2018
Commercial real estate	$19	$38	$3	$60	$2,723	$(168)	$2,615
Commercial and industrial	3	4	17	24	420	(28)	416
Total commercial loans	22	42	20	84	3,143	(196)	3,031
Direct installment	3	2	—	5	91	—	96
Residential mortgages	13	6	—	19	498	(16)	501
Consumer lines of credit	8	3	1	12	461	(10)	463
Total consumer loans	24	11	1	36	1,050	(26)	1,060
Total loans acquired in a business combination	$46	$53	$21	$120	$4,193	$(222)	$4,091

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

(2)	Past due information for loans acquired in a business combination is based on the contractual balance outstanding at September 30, 2019 and December 31, 2018.

We utilize the following categories to monitor credit quality within our commercial loan and lease portfolio:
TABLE 4.7

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of our commercial loans and leases by credit quality category, segregated by loans and leases originated and loans acquired:
TABLE 4.8

	Commercial Loan and Lease Credit Quality Categories
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
September 30, 2019
Commercial real estate	$6,570	$150	$143	$1	$6,864
Commercial and industrial	4,587	195	138	5	4,925
Commercial leases	408	6	3	—	417
Other	34	—	1	—	35
Total originated commercial loans and leases	$11,599	$351	$285	$6	$12,241
December 31, 2018
Commercial real estate	$5,883	$163	$125	$—	$6,171
Commercial and industrial	3,879	180	81	—	4,140
Commercial leases	366	1	6	—	373
Other	45	—	1	—	46
Total originated commercial loans and leases	$10,173	$344	$213	$—	$10,730
Loans Acquired in a Business Combination
September 30, 2019
Commercial real estate	$1,772	$117	$163	$—	$2,052
Commercial and industrial	241	14	25	—	280
Total commercial loans acquired in a business combination	$2,013	$131	$188	$—	$2,332
December 31, 2018
Commercial real estate	$2,256	$168	$191	$—	$2,615
Commercial and industrial	355	18	43	—	416
Total commercial loans acquired in a business combination	$2,611	$186	$234	$—	$3,031

Credit quality information for loans acquired in a business combination is based on the contractual balance outstanding at September 30, 2019 and December 31, 2018.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:
TABLE 4.9

	Consumer Loan Credit Quality by Payment Status
(in millions)	Performing	Non- Performing	Total
Originated Loans
September 30, 2019
Direct installment	$1,679	$13	$1,692
Residential mortgages	2,875	16	2,891
Indirect installment	1,946	3	1,949
Consumer lines of credit	1,094	5	1,099
Total originated consumer loans	$7,594	$37	$7,631
December 31, 2018
Direct installment	$1,654	$14	$1,668
Residential mortgages	2,598	14	2,612
Indirect installment	1,931	2	1,933
Consumer lines of credit	1,114	5	1,119
Total originated consumer loans	$7,297	$35	$7,332
Loans Acquired in a Business Combination
September 30, 2019
Direct installment	$71	$—	$71
Residential mortgages	409	—	409
Consumer lines of credit	385	1	386
Total consumer loans acquired in a business combination	$865	$1	$866
December 31, 2018
Direct installment	$96	$—	$96
Residential mortgages	501	—	501
Consumer lines of credit	462	1	463
Total consumer loans acquired in a business combination	$1,059	$1	$1,060

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

Following is a summary of information pertaining to loans and leases considered to be impaired, by class of loan and lease:
TABLE 4.10

(in millions)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Nine Months Ended September 30, 2019
Commercial real estate	$29	$23	$2	$25	$1	$26
Commercial and industrial	29	15	—	15	5	17
Commercial leases	1	1	—	1	—	2
Total commercial loans and leases	59	39	2	41	6	45
Direct installment	16	13	—	13	—	14
Residential mortgages	19	16	—	16	—	16
Indirect installment	5	3	—	3	—	2
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	47	37	—	37	—	37
Total	$106	$76	$2	$78	$6	$82
At or for the Year Ended December 31, 2018
Commercial real estate	$20	$16	$1	$17	$—	$18
Commercial and industrial	46	20	13	33	4	32
Commercial leases	2	2	—	2	—	4
Total commercial loans and leases	68	38	14	52	4	54
Direct installment	17	14	—	14	—	14
Residential mortgages	16	14	—	14	—	15
Indirect installment	5	2	—	2	—	2
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	45	35	—	35	—	36
Total	$113	$73	$14	$87	$4	$90

Interest income continued to accrue on certain impaired loans and totaled approximately $4.5 million and $4.3 million for the nine months ended September 30, 2019 and 2018, respectively. The above tables include one loan acquired in a business combination with a specific reserve at December 31, 2018.
Following is a summary of the allowance for credit losses required for loans acquired in a business combination due to changes in credit quality subsequent to the acquisition date:
TABLE 4.11

(in millions)	September 30, 2019	December 31, 2018
Commercial real estate	$2	$2
Commercial and industrial	1	4
Total commercial loans	3	6
Direct installment	1	1
Residential mortgages	1	—
Total consumer loans	2	1
Total allowance on loans acquired in a business combination	$5	$7

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
Following is a summary of the composition of total TDRs:
TABLE 4.12

(in millions)	Originated	Acquired	Total
September 30, 2019
Accruing:
Performing	$20	$—	$20
Non-performing	16	3	19
Non-accrual	14	—	14
Total TDRs	$50	$3	$53
December 31, 2018
Accruing:
Performing	$18	$—	$18
Non-performing	17	4	21
Non-accrual	9	—	9
Total TDRs	$44	$4	$48

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the nine months ended September 30, 2019, we returned to performing status $3.8 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.
Excluding purchased credit impaired loans, commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. Our allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individually impaired loans under $1.0 million based on loan segment loss given default. Our allowance for loan losses includes specific reserves for commercial TDRs of less than $0.5 million at September 30, 2019 and December 31, 2018, respectively, and pooled reserves for individual loans of $0.8 million and $0.5 million for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $3.7 million for September 30, 2019 and $4.0 million for December 31, 2018. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of TDR loans, by class:
TABLE 4.13

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	4	$—	$—	16	$4	$4
Commercial and industrial	1	—	—	14	5	3
Total commercial loans	5	—	—	30	9	7
Direct installment	15	1	1	47	2	2
Residential mortgages	4	1	1	14	1	1
Consumer lines of credit	7	—	—	20	1	1
Total consumer loans	26	2	2	81	4	4
Total	31	$2	$2	111	$13	$11

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	3	$1	$1	4	$—	$—
Commercial and industrial	1	—	—	12	1	1
Total commercial loans	4	1	1	16	1	1
Direct installment	15	1	1	65	4	3
Residential mortgages	4	—	—	13	1	1
Indirect installment	—	—	—	—	—	—
Consumer lines of credit	11	—	—	25	1	1
Total consumer loans	30	1	1	103	6	5
Total	34	$2	$2	119	$7	$6

The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.14

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	1	$—	5	$1
Commercial and industrial	—	—	1	—
Total commercial loans	1	—	6	1
Direct installment	1	$—	4	$—
Residential mortgages	—	—	1	—
Consumer lines of credit	1	—	1	—
Total consumer loans	2	—	6	—
Total	3	$—	12	$1

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	3	$1	3	$1
Commercial and industrial	2	—	1	—
Total commercial loans	5	1	4	1
Direct installment	3	—	5	1
Residential mortgages	2	—	4	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	3	—
Total consumer loans	5	—	12	1
Total	10	$1	16	$2
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

TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2019
Commercial real estate	$61	$(1)	$—	$(1)	$(2)	$58
Commercial and industrial	52	(3)	1	(2)	7	57
Commercial leases	9	—	—	—	1	10
Other	1	—	—	—	1	2
Total commercial loans and leases	123	(4)	1	(3)	7	127
Direct installment	13	—	—	—	(1)	12
Residential mortgages	20	—	—	—	3	23
Indirect installment	18	(3)	1	(2)	2	18
Consumer lines of credit	9	—	—	—	—	9
Total consumer loans	60	(3)	1	(2)	4	62
Total allowance on originated loans and leases	183	(7)	2	(5)	11	189
Purchased credit-impaired loans	1	—	—	—	—	1
Other acquired loans	4	(2)	1	(1)	1	4
Total allowance on acquired loans	5	(2)	1	(1)	1	5
Total allowance for credit losses	$188	$(9)	$3	$(6)	$12	$194
Nine Months Ended September 30, 2019
Commercial real estate	$55	$(3)	$1	$(2)	$5	$58
Commercial and industrial	49	(7)	3	(4)	12	57
Commercial leases	8	—	—	—	2	10
Other	2	(2)	—	(2)	2	2
Total commercial loans and leases	114	(12)	4	(8)	21	127
Direct installment	14	(1)	—	(1)	(1)	12
Residential mortgages	20	(1)	—	(1)	4	23
Indirect installment	15	(8)	3	(5)	8	18
Consumer lines of credit	10	(1)	—	(1)	—	9
Total consumer loans	59	(11)	3	(8)	11	62
Total allowance on originated loans and leases	173	(23)	7	(16)	32	189
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(9)	2	(7)	5	4
Total allowance on loans acquired in a business combination	7	(9)	2	(7)	5	5
Total allowance for credit losses	$180	$(32)	$9	$(23)	$37	$194

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2018
Commercial real estate	$50	$(1)	$1	$—	$4	$54
Commercial and industrial	54	(2)	—	(2)	1	53
Commercial leases	7	—	—	—	—	7
Other	2	(1)	—	(1)	1	2
Total commercial loans and leases	113	(4)	1	(3)	6	116
Direct installment	21	(10)	—	(10)	3	14
Residential mortgages	15	—	—	—	3	18
Indirect installment	14	(2)	1	(1)	2	15
Consumer lines of credit	10	(1)	—	(1)	1	10
Total consumer loans	60	(13)	1	(12)	9	57
Total allowance on originated loans and leases	173	(17)	2	(15)	15	173
Purchased credit-impaired loans	1	—	—	—	—	1
Other acquired loans	3	(1)	1	—	1	4
Total allowance on acquired loans	4	(1)	1	—	1	5
Total allowance for credit losses	$177	$(18)	$3	$(15)	$16	$178
Nine Months Ended September 30, 2018
Commercial real estate	$50	$(5)	$1	$(4)	$8	$54
Commercial and industrial	52	(14)	2	(12)	13	53
Commercial leases	5	—	—	—	2	7
Other	2	(4)	1	(3)	3	2
Total commercial loans and leases	109	(23)	4	(19)	26	116
Direct installment	21	(16)	1	(15)	8	14
Residential mortgages	16	—	—	—	2	18
Indirect installment	12	(7)	3	(4)	7	15
Consumer lines of credit	10	(2)	—	(2)	2	10
Total consumer loans	59	(25)	4	(21)	19	57
Total allowance on originated loans and leases	168	(48)	8	(40)	45	173
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(5)	2	(3)	1	4
Total allowance on loans acquired in a business combination	7	(5)	2	(3)	1	5
Total allowance for credit losses	$175	$(53)	$10	$(43)	$46	$178

Following is a summary of the individual and collective allowance for credit losses and corresponding loan and lease balances by class:
TABLE 5.2

	Allowance		Loans and Leases Outstanding
(in millions)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2019
Commercial real estate	$1	$57	$6,864	$12	$6,852
Commercial and industrial	5	52	4,925	12	4,913
Commercial leases	—	10	417	—	417
Other	—	2	35	—	35
Total commercial loans and leases	6	121	12,241	24	12,217
Direct installment	—	12	1,692	—	1,692
Residential mortgages	—	23	2,891	—	2,891
Indirect installment	—	18	1,949	—	1,949
Consumer lines of credit	—	9	1,099	—	1,099
Total consumer loans	—	62	7,631	—	7,631
Total	$6	$183	$19,872	$24	$19,848
December 31, 2018
Commercial real estate	$—	$55	$6,171	$7	$6,164
Commercial and industrial	4	49	4,140	11	4,129
Commercial leases	—	9	373	—	373
Other	—	2	46	—	46
Total commercial loans and leases	4	115	10,730	18	10,712
Direct installment	—	14	1,668	—	1,668
Residential mortgages	—	19	2,612	—	2,612
Indirect installment	—	15	1,933	—	1,933
Consumer lines of credit	—	10	1,119	—	1,119
Total consumer loans	—	58	7,332	—	7,332
Total	$4	$173	$18,062	$18	$18,044

The above table excludes loans acquired in a business combination that were pooled into groups of loans for evaluating impairment.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	September 30, 2019	December 31, 2018
Mortgage loans sold with servicing retained	$4,469	$3,968

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Mortgage loans sold with servicing retained	$354	$295	$937	$814
Pretax gains resulting from above loan sales (1)	10	6	23	15
Mortgage servicing fees (1)	3	3	8	7

(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of the MSR activity:
TABLE 6.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$38.0	$33.0	$36.8	$29.1
Additions	3.5	3.5	9.8	9.5
Payoffs and curtailments	(0.5)	(0.6)	(1.8)	(1.5)
Impairment charge	(0.3)	—	(2.9)	—
Amortization	(1.9)	(0.6)	(3.1)	(1.8)
Balance at end of period	$38.8	$35.3	$38.8	$35.3
Fair value, beginning of period	$39.8	$38.6	$41.1	$32.4
Fair value, end of period	40.5	41.7	40.5	41.7

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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	September 30, 2019	December 31, 2018
Weighted average life (months)	75.0	82.2
Constant prepayment rate (annualized)	11.2%	10.1%
Discount rate	9.7%	9.7%
Effect on fair value due to change in interest rates:
+0.25%	$3	$3
+0.50%	5	5
-0.25%	(3)	(3)
-0.50%	(5)	(6)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $3.4 million valuation allowance for MSRs as of September 30, 2019, with $2.9 million added during the first nine months of 2019.
SBA-Guaranteed Loan Servicing
We retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the SBA guaranteed portion of the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors was as follows:
TABLE 6.5

(in millions)	September 30, 2019	December 31, 2018
SBA loans sold to investors with servicing retained	$241	$283
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 6.6

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
SBA loans sold with servicing retained	$7	$10	$20	$34
Pretax gains resulting from above loan sales (1)	1	1	2	3
SBA servicing fees (1)	1	1	2	2
(1) Recorded in non-interest income.

Following is a summary of the activity in SBA servicing rights:
TABLE 6.7

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Balance at beginning of period	$4	$5	$4	$5
Additions	—	—	—	1
Payoffs, curtailments and amortization	(1)	—	(1)	(1)
Impairment (charge) / recovery	—	(1)	—	(1)
Balance at end of period	$3	$4	$3	$4
Fair value, beginning of period	$4	$5	$4	$5
Fair value, end of period	3	4	3	4

Following is a summary of key assumptions and the sensitivity of the SBA servicing rights to changes in these assumptions. The declines in fair values were immaterial in the scenarios presented.
TABLE 6.8

	September 30, 2019					December 31, 2018
		Decline in fair value due to					Decline in fair value due to
(dollars in millions)	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change	Actual	10% adverse change	20% adverse change	1% adverse change	2% adverse change
Weighted-average life (months)	44.2					52.2
Constant prepayment rate (annualized)	15.9%	$—	$—	$—	$—	12.5%	$—	$—	$—	$—
Discount rate	17.9	—	—	—	—	19.4	—	—	—	—

The fair value of the SBA servicing rights is compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against other non-interest income. We had a $1.1 million valuation allowance for SBA servicing rights as of September 30, 2019, with $0.3 million added during the first nine months of 2019.

NOTE 7.    OPERATING LEASES

We have operating leases primarily for certain branches, office space, land, and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of September 30, 2019, we had operating lease right-of-use assets and operating lease liabilities of $124.1 million and $130.5 million, respectively.
Certain of our lease agreements include rental payments based on a percentage of transactions and others include rental payments that periodically adjust to rates and charges stated in the agreements. Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 30, 2019, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $28 million in right-of-use assets and other liabilities. These operating leases will commence between 2019 and 2020 with lease terms of 10 years to 15 years.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended September 30,	Nine Months Ended September 30,
(dollars in millions)	2019	2019
Operating lease cost	$6	$20
Short-term lease cost	1	1
Variable lease cost	1	3
Sublease income	—	—
Total lease cost	$8	$24

Other information related to leases is as follows:
TABLE 7.2

Nine Months Ended September 30,
(dollars in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	22
Weighted average remaining lease term (years):
Operating leases	9.78
Weighted average discount rate:
Operating leases	3.0%

Maturities of operating lease liabilities were as follows:
TABLE 7.3

(in millions)	September 30, 2019
2019	$6
2020	24
2021	22
2022	17
2023	13
Later years	72
Total lease payments	154
Less: Interest	(24)
Present value of lease liabilities	$130

As a lessor we offer commercial leasing services to customers in need of new or used equipment primarily within our market areas of Pennsylvania, Ohio, Maryland, North Carolina, South Carolina and West Virginia. Additional information relating to commercial leasing is provided in Note 4, “Loans and Leases” in the Notes to Consolidated Financial Statements.

NOTE 8.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 8.1

(in millions)	September 30, 2019	December 31, 2018
Securities sold under repurchase agreements	$259	$251
Federal Home Loan Bank advances	1,565	2,230
Federal funds purchased	1,214	1,535
Subordinated notes	106	113
Total short-term borrowings	$3,144	$4,129

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, 13.4% and 57.2% had overnight maturities as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, $1.4 billion, or 86.6%, of the short-term FHLB advances were swapped to a fixed rate with maturities ranging from 2020 through 2024. This compares to $1.0 billion, of 42.8%, as of December 31, 2018.
Following is a summary of long-term borrowings:
TABLE 8.2

(in millions)	September 30, 2019	December 31, 2018
Federal Home Loan Bank advances	$935	$270
Subordinated notes	90	87
Junior subordinated debt	66	111
Other subordinated debt	249	159
Total long-term borrowings	$1,340	$627

Our banking affiliate has available credit with the FHLB of $8.1 billion, of which $2.5 billion was utilized as of September 30, 2019. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2022. Effective interest rates paid on the long-term advances ranged from 1.62% to 2.71% for the nine months ended September 30, 2019 and 1.39% to 4.19% for the year ended December 31, 2018.
During the first quarter of 2019, we completed a debt offering in which we issued $120.0 million aggregate principal amount of fixed-to-floating rate subordinated notes due in 2029. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $118.2 million. A portion of these proceeds were utilized to repurchase and retire $9.5 million and redeem $15.5 million in higher interest rate other subordinated debt assumed in the 2017 YDKN acquisition. We also redeemed $44.0 million of TPS that we previously assumed through various acquisitions. This subordinated debt is eligible for treatment as tier 2 capital for regulatory capital purposes.
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
The following table provides information relating to the Trusts as of September 30, 2019:
TABLE 8.3

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	3.77%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	3.44%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	3.56%	LIBOR + 146 bps
Total	$72	$3	$66

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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 9.1

	September 30, 2019			December 31, 2018
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,555	$2	$—	$1,155	$—	$3
Interest rate swaps – not designated	3,448	—	29	2,740	2	10
Equity contracts – not designated	—	—	—	1	—	—
Total subject to master netting arrangements	5,003	2	29	3,896	2	13
Not subject to master netting arrangements:
Interest rate swaps – not designated	3,448	201	—	2,740	40	26
Interest rate lock commitments – not designated	196	3	—	47	1	—
Forward delivery commitments – not designated	265	1	—	55	—	—
Credit risk contracts – not designated	277	—	1	203	—	—
Equity contracts – not designated	—	—	—	1	—	—
Total not subject to master netting arrangements	4,186	205	1	3,046	41	26
Total	$9,189	$207	$30	$6,942	$43	$39

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
The following table shows amounts reclassified from accumulated other comprehensive income:
TABLE 9.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2019	2018		2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(31)	$9	Interest income (expense)	$2	$1

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 9.3

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income in which the effects of cash flow hedges are recorded	$819	$66	$757	$54
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships	—	—	—	—
Interest rate contracts	—	—	—	—
Amount of gain (loss) reclassified from AOCI into net income	(1)	3	—	2
Amount of gain (loss) reclassified from AOCI into income as a result of that a forecasted transaction is no longer probable of occurring	—	—	—	—

As of September 30, 2019, the maximum length of time over which forecasted interest cash flows are hedged is 5.2 years. In the twelve months that follow September 30, 2019, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $4.0 million ($3.1 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2019.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the nine months ended September 30, 2019 and 2018, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $212.9 million as of September 30, 2019 have remaining terms ranging from three months to nine years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.4 million at September 30, 2019 and $0.1 million at December 31, 2018. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.4 million, respectively, at September 30, 2019 and $0.05 million and $0.11 million, respectively at December 31, 2018.

The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 9.4

		Nine Months Ended September 30,
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.2 million and $0.7 million as of September 30, 2019 and December 31, 2018, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 9.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
September 30, 2019
Derivative Assets
Interest rate contracts:
Designated	$2	$1	$—	$1
Total	$2	$1	$—	$1

Derivative Liabilities
Interest rate contracts:
Not designated	$29	$29	$—	$—
Total	$29	$29	$—	$—

December 31, 2018
Derivative Assets
Interest rate contracts:
Not designated	$2	$2	$—	$—
Total	$2	$2	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$3	$3	$—	$—
Not designated	10	9	—	1
Total	$13	$12	$—	$1

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
Following is a summary of off-balance sheet credit risk information:
TABLE 10.1

(in millions)	September 30, 2019	December 31, 2018
Commitments to extend credit	$8,427	$7,378
Standby letters of credit	153	126

At September 30, 2019, funding of 73.3% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
Other Legal Proceedings
In the ordinary course of business, we may assert claims in legal proceedings against another party or parties, and we are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, we are subject to governmental and regulatory examinations, information-gathering requests, and may be subject to investigations and proceedings (both formal and informal). Such threatened claims, litigation, investigations, regulatory and administrative proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. In these instances, if we determine that we have meritorious defenses, we will engage in an aggressive defense. However, if management determines, in consultation with counsel, that settlement of a matter is in the best interest of our Company and our shareholders, we may do so. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, we do not believe that judgments, sanctions, settlements or orders, if any, that may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on our financial position or liquidity, although they could have a material effect on net income in a given period.
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

NOTE 11.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. As of September 30, 2019, we had available up to 1,620,243 shares of common stock to issue under this Plan.

TABLE 11.1
The following table details our issuance of restricted stock units and the aggregate weighted average grant date fair values under these plans for the years indicated.

	Nine Months Ended September 30,
(dollars in millions)	2019	2018
Restricted stock units	1,182,197	958,720
Weighted average grant date fair values	$13	$13

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 11.2

	Nine Months Ended September 30,
	2019		2018
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	2,556,174	$13.51	1,975,862	$13.64
Granted	1,182,197	10.94	958,720	13.21
Vested	(655,208)	13.15	(257,712)	13.18
Forfeited/expired	(325,253)	12.72	(209,438)	13.36
Dividend reinvestment	80,738	11.62	60,938	13.72
Unvested units outstanding at end of period	2,838,648	12.54	2,528,370	13.55

The following table provides certain information related to restricted stock units:
TABLE 11.3

(in millions)	Nine Months Ended September 30,
	2019	2018
Stock-based compensation expense	$8	$7
Tax benefit related to stock-based compensation expense	2	2
Fair value of units vested	7	3

As of September 30, 2019, there was $17.3 million of unrecognized compensation cost related to unvested restricted stock units, including $0.8 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. The components of the restricted stock units as of September 30, 2019 are as follows:
TABLE 11.4

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	1,911,335	927,313	2,838,648
Unrecognized compensation expense	$12	$5	$17
Intrinsic value	$22	$11	$33
Weighted average remaining life (in years)	2.01	1.98	2.00

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 11.5

	Nine Months Ended September 30,
	2019		2018
	Shares	Weighted Average Exercise Price per Share	Shares	Weighted Average Exercise Price per Share
Options outstanding at beginning of period	458,354	$7.99	722,650	$7.96
Exercised	(48,507)	7.48	(214,781)	7.91
Forfeited/expired	(12,219)	6.51	(4,834)	11.65
Options outstanding and exercisable at end of period	397,628	8.10	503,035	7.97

The intrinsic value of outstanding and exercisable stock options at September 30, 2019 was $1.4 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.
Warrants

In conjunction with the YDKN acquisition on March 11, 2017, the warrant issued by YDKN to the UST under the Capital Purchase Program has been converted into a warrant to purchase up to 207,320 shares of our common stock at an exercise price of $9.63 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 225,439 with a resulting lower exercise price of $8.86 per share as of June 30, 2019. The warrant, which was recorded at its fair value on March 11, 2017, was sold at auction by the UST and was exercised prior to expiring in July 2019.

NOTE 12.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 12.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Current income taxes:
Federal taxes	$(3)	$8	$24	$31
State taxes	—	1	3	4
Total current income taxes	(3)	9	27	35
Deferred income taxes:
Federal taxes	19	13	34	28
State taxes	1	—	2	1
Total deferred income taxes	20	13	36	29
Total income taxes	$17	$22	$63	$64
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	14.5%	18.0%	17.8%	19.0%

The effective tax rate for the nine months ended September 30, 2019 and September 30, 2018 was lower than the statutory tax rate of 21% due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate in 2019 is primarily due to the impact from renewable energy investment and historic tax credits realized in the third quarter of 2019.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $24.9 million and $67.5 million at September 30, 2019 and December 31, 2018, respectively.

NOTE 13.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 13.1

(in millions)	Unrealized Net Losses on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2019
Balance at beginning of period	$(46)	$1	$(61)	$(106)
Other comprehensive (loss) income before reclassifications	60	(24)	2	38
Amounts reclassified from AOCI	—	(1)	—	(1)
Net current period other comprehensive (loss) income	60	(25)	2	37
Balance at end of period	$14	$(24)	$(59)	$(69)

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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 14.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2019	2018	2019	2018
Net income	$103	$101	$292	$273
Less: Preferred stock dividends	2	2	6	6
Net income available to common stockholders	$101	$99	$286	$267
Basic weighted average common shares outstanding	325,031,140	324,435,939	324,875,436	324,118,236
Net effect of dilutive stock options, warrants and restricted stock	1,068,730	1,217,192	893,725	1,556,470
Diluted weighted average common shares outstanding	326,099,870	325,653,131	325,769,161	325,674,706
Earnings per common share:
Basic	$0.31	$0.30	$0.88	$0.82
Diluted	$0.31	$0.30	$0.88	$0.82

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 14.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average shares excluded from the diluted earnings per common share calculation	1	86	122	59

NOTE 15.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 15.1

	Nine Months Ended September 30,
	2019	2018
(in millions)
Interest paid on deposits and other borrowings	$248	$158
Income taxes paid	40	14
Transfers of loans to other real estate owned	5	10
Loans transferred to held for sale from portfolio	389	—
Loans transferred to portfolio from held for sale	110	—

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
We also previously operated a Consumer Finance segment, which is no longer a reportable segment. This segment primarily made installment loans to individuals and purchased installment sales finance contracts from retail merchants. On August 31, 2018, as part of our strategy to enhance the overall positioning of our consumer banking operations, we sold 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC. This transaction was completed to accomplish several strategic objectives, including enhancing the credit risk profile of the consumer loan portfolio, offering additional liquidity and selling a non-strategic business segment that no longer fits with our core business. Regency's financial information is included in the Consumer Finance segment in the 2018 tables that follow.

The following tables provide financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 16.1

(in millions)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2019
Interest income	$314	$—	$—	$—	$—	$314
Interest expense	79	—	—	—	5	84
Net interest income	235	—	—	—	(5)	230
Provision for credit losses	12	—	—	—	—	12
Non-interest income	65	12	5	—	(2)	80
Non-interest expense (1)	158	8	4	—	4	174
Amortization of intangibles	3	—	1	—	—	4
Income tax expense (benefit)	19	1	—	—	(3)	17
Net income (loss)	108	3	—	—	(8)	103
Total assets	34,207	29	36	—	57	34,329
Total intangibles	2,294	10	29	—	—	2,333
At or for the Three Months Ended September 30, 2018
Interest income	$291	$—	$—	$7	$—	$298
Interest expense	58	—	—	1	4	63
Net interest income	233	—	—	6	(4)	235
Provision for credit losses	14	—	—	1	1	16
Non-interest income	56	11	5	—	3	75
Non-interest expense (1)	149	8	5	4	1	167
Amortization of intangibles	4	—	—	—	—	4
Income tax expense (benefit)	22	1	—	—	(1)	22
Net income (loss)	100	2	—	1	(2)	101
Total assets	32,527	27	19	—	45	32,618
Total intangibles	2,308	10	12	—	—	2,330
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2019
Interest income	$940	$—	$—	$—	$1	$941
Interest expense	236	—	—	—	14	250
Net interest income	704	—	—	—	(13)	691
Provision for credit losses	37	—	—	—	—	37
Non-interest income	177	35	14	—	(6)	220
Non-interest expense (1)	462	26	12	—	8	508
Amortization of intangibles	10	—	1	—	—	11
Income tax expense (benefit)	66	2	—	—	(5)	63
Net income (loss)	306	7	1	—	(22)	292
Total assets	34,207	29	36	—	57	34,329
Total intangibles	2,294	10	29	—	—	2,333
At or for the Nine Months Ended September 30, 2018
Interest income	$840	$—	$—	$25	$—	$865
Interest expense	151	—	—	2	11	164
Net interest income	689	—	—	23	(11)	701
Provision for credit losses	39	—	—	6	1	46
Non-interest income	160	33	12	2	—	207
Non-interest expense (1)	457	25	12	15	4	513
Amortization of intangibles	12	—	—	—	—	12
Income tax expense (benefit)	65	2	—	1	(4)	64
Net income (loss)	276	6	—	3	(12)	273
Total assets	32,527	27	19	—	45	32,618
Total intangibles	2,308	10	12	—	—	2,330

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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 17.1

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$159	$—	$159
U.S. government-sponsored entities	—	245	—	245
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,338	—	1,338
Agency collateralized mortgage obligations	—	1,188	—	1,188
Commercial mortgage-backed securities	—	316	—	316
States of the U.S. and political subdivisions	—	14	—	14
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,262	—	3,262
Loans held for sale	—	45	—	45
Derivative financial instruments
Trading	—	201	—	201
Not for trading	—	3	3	6
Total derivative financial instruments	—	204	3	207
Total assets measured at fair value on a recurring basis	$—	$3,511	$3	$3,514
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$29	$—	$29
Not for trading	—	1	—	1
Total derivative financial instruments	—	30	—	30
Total liabilities measured at fair value on a recurring basis	$—	$30	$—	$30

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$187	$—	$187
U.S. government-sponsored entities	—	313	—	313
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,429	—	1,429
Agency collateralized mortgage obligations	—	1,161	—	1,161
Commercial mortgage-backed securities	—	228	—	228
States of the U.S. and political subdivisions	—	21	—	21
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,341	—	3,341
Loans held for sale	—	14	—	14
Derivative financial instruments
Trading	—	42	1	43
Total derivative financial instruments	—	42	1	43
Total assets measured at fair value on a recurring basis	$—	$3,397	$1	$3,398
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$36	$—	$36
Not for trading	—	3	—	3
Total derivative financial instruments	—	39	—	39
Total liabilities measured at fair value on a recurring basis	$—	$39	$—	$39

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 17.2

(in millions)	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2019
Balance at beginning of period	$1	$1
Purchases, issuances, sales and settlements:
Purchases	3	3
Settlements	(1)	(1)
Balance at end of period	$3	$3
Year Ended December 31, 2018
Balance at beginning of period	$2	$2
Purchases, issuances, sales and settlements:
Purchases	5	5
Settlements	(6)	(6)
Balance at end of period	$1	$1

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2019 or 2018.
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
TABLE 17.3

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2019
Impaired loans	$—	$—	$7	$7
Other real estate owned	—	—	2	2
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSR	—	—	28	28
December 31, 2018
Impaired loans	$—	$—	$15	$15
Other real estate owned	—	—	5	5
Other assets - SBA servicing asset	—	—	4	4

Substantially all of the fair value amounts in the table above were estimated at a date during the nine months or twelve months ended September 30, 2019 and December 31, 2018, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. MSRs measured at fair value on a non-recurring basis of $31.9 million had a valuation allowance of $2.9 million included in earnings, bringing the September 30, 2019 carrying value to $28.5 million.
Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2019 had a carrying amount of $6.7 million, which includes an allocated allowance for credit losses of $6.3 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $11.2 million, which was included in the provision for credit losses for the nine months ended September 30, 2019.
OREO with a carrying amount of $2.4 million was written down to $1.6 million, resulting in a loss of $0.8 million, which was included in earnings for the nine months ended September 30, 2019.
Fair Value of Financial Instruments
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements of our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 17.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2019
Financial Assets
Cash and cash equivalents	$609	$609	$609	$—	$—
Debt securities available for sale	3,262	3,262	—	3,262	—
Debt securities held to maturity	3,192	3,229	—	3,229	—
Net loans and leases, including loans held for sale	22,932	22,815	—	45	22,770
Loan servicing rights	42	44	—	—	44
Derivative assets	207	207	—	204	3
Accrued interest receivable	108	108	108	—	—
Financial Liabilities
Deposits	24,594	24,606	19,472	5,134	—
Short-term borrowings	3,144	3,148	3,148	—	—
Long-term borrowings	1,340	1,348	—	—	1,348
Derivative liabilities	30	30	—	30	—
Accrued interest payable	22	22	22	—	—
December 31, 2018
Financial Assets
Cash and cash equivalents	$488	$488	$488	$—	$—
Debt securities available for sale	3,341	3,341	—	3,341	—
Debt securities held to maturity	3,254	3,155	—	3,155	—
Net loans and leases, including loans held for sale	21,995	21,742	—	14	21,728
Loan servicing rights	41	45	—	—	45
Derivative assets	43	43	—	42	1
Accrued interest receivable	101	101	101	—	—
Financial Liabilities
Deposits	23,455	23,411	18,142	5,269	—
Short-term borrowings	4,129	4,130	4,130	—	—
Long-term borrowings	627	618	—	—	618
Derivative liabilities	39	39	—	39	—
Accrued interest payable	20	20	20	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and nine-month periods ended September 30, 2019 and 2018. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019. Our results of operations for the nine months ended September 30, 2019 are not necessarily indicative of results expected for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Report and may from time-to-time make other statements regarding our outlook for earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset quality levels, financial position and other matters regarding or affecting our current or future business and operations. These statements can be considered as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements involve various assumptions, risks and uncertainties which can change over time. Actual results or future events may be different from those anticipated in our forward-looking statements and may not align with historical performance and events. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance upon such statements. Forward-looking statements are typically identified by words such as "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. We do not assume any duty to update forward-looking statements, except as required by federal securities laws.
Our forward-looking statements are subject to the following principal risks and uncertainties:

•
Our business, financial results and balance sheet values are affected by business and economic circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the FRB, UST, OCC and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing or reversal of current U.S. economic environment; and (iv) the impacts of tariffs or other trade policies of the U.S. or its global trading partners.

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

•
Business and operating results can also be affected by widespread natural and other disasters, pandemics, dislocations, terrorist activities, system failures, security breaches, significant political events, cyberattacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.

•
Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain management. These developments could include:

◦
Changes resulting from a U.S. presidential administration or legislative and regulatory reforms, including changes affecting oversight of the financial services industry, consumer protection, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.

◦	Changes to regulations governing bank capital and liquidity standards.

◦
Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to FNB.

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
The risks identified here are not exclusive. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and Risk Management sections of our 2018 Annual Report on Form 10-K (including MD&A section), our subsequent 2019 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

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

FINANCIAL SUMMARY
Net income available to common stockholders for the third quarter of 2019 was $100.7 million or $0.31 per diluted common share, compared to net income available to common stockholders for the third quarter of 2018 of $98.8 million or $0.30 per diluted common share. On an operating basis, third quarter of 2019 net income available to common stockholders was equal to GAAP/reported at $100.7 million or $0.31 per diluted common share, compared to the third quarter of 2018 net income available to common stockholders (non-GAAP) of $94.7 million or $0.29 per diluted common share (non-GAAP), excluding a $5.1 million gain recognized from the sale of Regency.

Income Statement Highlights (Third quarter of 2019 compared to third quarter of 2018, except as noted)

•	Net income available to common stockholders was $100.7 million, compared to $98.8 million, up 2.0%.

•	Earnings per diluted common share were $0.31, compared to $0.30, up 3.3%.

•	Operating earnings per diluted common share (non-GAAP) were $0.31, compared to $0.29, up 6.9%.

•
Net interest margin (FTE) (non-GAAP) declined 19 basis points to 3.17% from 3.36%, attributable to increased cost of funds and the sale of Regency which contributed 8 basis points to net interest margin in the third quarter of 2018. The third quarter of 2019 included $8.1 million of incremental purchase accounting accretion and $0.6 million of cash recoveries, compared to $5.9 million and $1.5 million, respectively, in the third quarter of 2018.

•
Non-interest income increased $5.2 million, or 6.9%. Capital markets income grew $3.6 million, or 70.8%, reflecting strong customer-related interest rate derivative activity. Mortgage banking operations income increased $3.8 million, or 63.6%, due to a $4.1 million increase in gain on sale income, partially offset by a $0.3 million interest rate-related valuation adjustment on mortgage servicing rights. Insurance commissions and fees increased $1.1 million, or 22.8%, while trust income grew $0.5 million, or 8.4%. On an operating basis, non-interest income increased $10.3 million, or 14.8%, when excluding the $5.1 million gain on the sale of Regency in the third quarter of 2018.

•	The provision for credit losses of $11.9 million supported strong loan growth and exceeded net charge-offs of $6.4 million. The low level of net charge-offs reflects favorable credit quality.

•	The annualized net charge-offs to total average loans ratio decreased 16 basis points to 0.11%, compared to 0.27%, indicative of continued favorable credit quality trends and the sale of Regency.

•	The effective tax rate was 14.5%, and includes the benefit of certain renewable energy and historic tax credits realized during the quarter, compared to 18.0%.

•	The efficiency ratio (non-GAAP) equaled 54.1%, compared to 53.7%.

•	Return on average tangible common equity ratio (non-GAAP) was 17.41%, compared to 19.44%.
Balance Sheet Highlights (period-end balances, September 30, 2019 compared to December 31, 2018, unless otherwise indicated)

•
Growth in total average loans compared to the third quarter of 2018 was $1.0 billion, or 4.4%, with average commercial loan growth of $789.0 million, or 5.8%, and average consumer loan growth of $163.5 million, or 2.0%.

•
Total average deposits grew $1.0 billion, or 4.2%, compared to the third quarter of 2018, including an increase in average non-interest-bearing deposits of $240.7 million, or 4.0%, an increase in interest-bearing demand deposits of $674.4 million, or 7.2%, and an increase in average time deposits of $93.5 million, or 1.8%.

•	The ratio of loans to deposits was 93.8%, compared to 94.4%.

•	The ratio of the allowance for loan losses to total loans and leases remained stable at 0.84%, compared to 0.81%.

•	Tangible book value per share (non-GAAP) of $7.33 increased 14% from September 30, 2018.

•	Tangible common equity to tangible assets of 7.44% increased 55 basis points from September 30, 2018.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018
Net income available to common stockholders for the three months ended September 30, 2019 was $100.7 million or $0.31 per diluted common share, compared to net income available to common stockholders for the three months ended September 30, 2018 of $98.8 million or $0.30 per diluted common share. The third quarter of 2018 included a $5.1 million gain recognized from the sale of Regency.
Financial highlights are summarized below:
TABLE 1

	Three Months Ended September 30,		$	%
(in thousands, except per share data)	2019	2018	Change	Change
Net interest income	$229,802	$234,787	$(4,985)	(2.1)%
Provision for credit losses	11,910	15,975	(4,065)	(25.4)
Non-interest income	80,000	74,834	5,166	6.9
Non-interest expense	177,784	170,729	7,055	4.1
Income taxes	17,366	22,154	(4,788)	(21.6)
Net income	102,742	100,763	1,979	2.0
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$100,732	$98,753	$1,979	2.0%
Earnings per common share – Basic	$0.31	$0.30	$0.01	3.3%
Earnings per common share – Diluted	0.31	0.30	0.01	3.3
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 2

	Three Months Ended September 30,
	2019	2018
Return on average equity	8.49%	8.85%
Return on average tangible common equity (2)	17.41%	19.44%
Return on average assets	1.20%	1.23%
Return on average tangible assets (2)	1.33%	1.37%
Book value per common share (1)	$14.51	$13.62
Tangible book value per common share (1) (2)	$7.33	$6.44
Equity to assets (1)	14.04%	13.87%
Average equity to average assets	14.19%	13.94%
Common equity to assets (1)	13.73%	13.54%
Tangible equity to tangible assets (1) (2)	7.78%	7.25%
Tangible common equity to tangible assets (1) (2)	7.44%	6.89%
Dividend payout ratio	39.04%	39.71%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 3

	Three Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$90,389	$1,597	7.01%	$46,588	$345	2.93%
Taxable investment securities (1)	5,145,079	30,601	2.38	5,310,719	30,467	2.29
Tax-exempt investment securities (1)(2)	1,126,343	10,095	3.59	1,030,743	9,090	3.53
Loans held for sale	216,520	2,206	4.07	47,846	723	6.03
Loans and leases (2)(3)	22,727,470	273,440	4.78	21,774,929	260,590	4.75
Total interest-earning assets (2)	29,305,801	317,939	4.31	28,210,825	301,215	4.24
Cash and due from banks	388,864			367,764
Allowance for credit losses	(192,726)			(180,387)
Premises and equipment	330,208			323,682
Other assets	4,018,177			3,680,919
Total assets	$33,850,324			$32,402,803
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,999,164	26,577	1.05	$9,324,789	16,492	0.70
Savings	2,540,462	2,299	0.36	2,573,673	1,636	0.25
Certificates and other time	5,350,198	27,374	2.03	5,256,660	20,047	1.51
Short-term borrowings	3,231,378	17,958	2.19	3,863,563	19,576	2.00
Long-term borrowings	1,338,716	10,401	3.08	627,524	5,277	3.34
Total interest-bearing liabilities	22,459,918	84,609	1.49	21,646,209	63,028	1.15
Non-interest-bearing demand	6,207,299			5,966,581
Other liabilities	380,390			274,005
Total liabilities	29,047,607			27,886,795
Stockholders’ equity	4,802,717			4,516,008
Total liabilities and stockholders’ equity	$33,850,324			$32,402,803
Excess of interest-earning assets over interest-bearing liabilities	$6,845,883			$6,564,616
Net interest income (FTE) (2)		233,330			238,187
Tax-equivalent adjustment		(3,528)			(3,400)
Net interest income		$229,802			$234,787
Net interest spread			2.82%			3.09%
Net interest margin (2)			3.17%			3.36%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $4.9 million, or 2.0%, from $238.2 million for the third quarter of 2018 to $233.3 million for the third quarter of 2019. Average interest-earning assets of $29.3 billion increased $1.1 billion, or 3.9%, and average interest-bearing liabilities of $22.5 billion increased $0.8 billion, or 3.8%, from 2018, due to organic growth in loans and deposits. Our net interest margin FTE (non-GAAP) was 3.17% for the third quarter of 2019, compared to 3.36% for the same period of 2018, reflecting a 19 basis point decrease primarily related to the sale of Regency in the third quarter of 2018 and funding cost impacts from the interest rate environment. Regency contributed $5.6 million, or 8 basis points to the net interest margin in the third quarter of 2018. The third quarter of 2019 included $8.1 million of incremental purchase accounting accretion and $0.6 million of cash recoveries, compared to $5.9 million and $1.5 million, respectively, in the third quarter of 2018. The FOMC cut the target Fed Funds rate by 25 basis points in both July and September 2019. In 2018, the FOMC increased the target Fed Funds rate by 75 basis points between March 31, 2018 and September 30, 2018.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2019, compared to the three months ended September 30, 2018:
TABLE 4

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$507	$745	$1,252
Securities (2)	384	755	1,139
Loans held for sale	1,609	(126)	1,483
Loans and leases (2)	9,976	2,874	12,850
Total interest income (2)	12,476	4,248	16,724
Interest Expense (1)
Deposits:
Interest-bearing demand	2,832	7,253	10,085
Savings	344	319	663
Certificates and other time	384	6,943	7,327
Short-term borrowings	(3,398)	1,780	(1,618)
Long-term borrowings	5,141	(17)	5,124
Total interest expense	5,303	16,278	21,581
Net change (2)	$7,173	$(12,030)	$(4,857)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $317.9 million for the third quarter of 2019, increased $16.7 million or 5.6% from the same quarter of 2018, primarily due to increased interest-earning assets of $1.1 billion. The increase in interest-earning assets was primarily driven by a $1.0 billion, or 4.4%, increase in average loans and leases, which reflects solid growth in the commercial and consumer loan portfolios, partially offset by the sale of Regency. Average commercial loan growth totaled $789.0 million, or 5.8%, led by strong commercial activity in the Pittsburgh, Cleveland, Charlotte and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions and continued growth in the equipment finance and asset-based lending businesses. Average consumer loan growth was $163.5 million, or 2.0%, as growth in indirect auto loans of $126.5 million, or 6.9%, and residential mortgage loans of $269.4 million, or 9.2%, was partially offset by declines in average direct installment loans of $97.5 million, or 5.3% and consumer lines of credit of $135.3 million, or 8.3% and the sale of Regency. Additionally, average securities decreased $70.0 million, or 1.1%, due to higher loan growth in 2019. The yield on average interest-earning assets (non-GAAP) increased 7 basis points from the third quarter of 2018 to 4.31% for the third quarter of 2019. During the third quarter of 2019, we recognized $8.1 million of incremental purchase accounting accretion and $0.6 million of cash recoveries, compared to $5.9 million and $1.5 million, respectively, in the third quarter of 2018.
Interest expense of $84.6 million for the third quarter of 2019 increased $21.6 million, or 34.2%, from the same quarter of 2018, due to an increase in rates paid on average interest-bearing liabilities and growth in average interest-bearing deposits over the same quarter of 2018. Average interest-bearing deposits increased $0.7 billion, or 4.3%, while average non-interest-bearing deposits increased $240.7 million, or 4.0%. The growth in non-interest-bearing deposits and interest-bearing deposits was led by organic growth in personal and commercial relationships. Average short-term borrowings decreased $632.2 million, or 16.4%, primarily as a result of decreases of $427.6 million in short-term FHLB advances and $202.9 million in federal funds purchased. Average long-term borrowings increased $711.2 million, or 113.3%, primarily resulting from increases of $665.0 million in long-term FHLB advances and $90.0 million in subordinated debt, partially offset by a decrease of $45.0 million in junior subordinated debt. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. We used part of the proceeds from this issuance to redeem higher-rate debt including $44.0 million in junior subordinated debt and $25.0 million in other subordinated debt. The rate paid on interest-bearing liabilities increased 34 basis points to 1.49% for the third quarter of 2019, due to changes in the funding mix combined with the interest rate increases made by the FOMC in 2018.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 5

	Three Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Provision for credit losses:
Originated	$10,479	$14,853	$(4,374)	(29.4)%
Loans acquired in a business combination	1,431	1,122	309	27.5
Total provision for credit losses	$11,910	$15,975	$(4,065)	(25.4)%
Net loan charge-offs:
Originated	$5,266	$14,157	$(8,891)	(62.8)%
Loans acquired in a business combination	1,164	511	653	127.8
Total net loan charge-offs	$6,430	$14,668	$(8,238)	(56.2)%
Net loan charge-offs (annualized) / total average loans and leases	0.11%	0.27%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.11%	0.33%

The provision for credit losses of $11.9 million during the third quarter of 2019 was down 25.4% from the same period of 2018. Net loan charge-offs were $6.4 million, a decrease of $8.2 million. The decline in net charge-offs was attributable to continued favorable asset quality trends and the sale of Regency. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2019 and 2018 is presented in the following table:
TABLE 6

	Three Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Service charges	$33,158	$31,922	$1,236	3.9%
Trust services	6,932	6,395	537	8.4
Insurance commissions and fees	6,141	5,001	1,140	22.8
Securities commissions and fees	4,115	4,491	(376)	(8.4)
Capital markets income	8,713	5,100	3,613	70.8
Mortgage banking operations	9,754	5,962	3,792	63.6
Dividends on non-marketable equity securities	4,565	3,886	679	17.5
Bank owned life insurance	2,720	4,399	(1,679)	(38.2)
Net securities gains	35	—	35	—
Other	3,867	7,678	(3,811)	(49.6)
Total non-interest income	$80,000	$74,834	$5,166	6.9%
Total non-interest income increased $5.2 million, to $80.0 million for the third quarter of 2019, a 6.9% increase from the same period of 2018. Excluding the $5.1 million gain on the sale of Regency in the third quarter of 2018, non-interest income increased $10.3 million, or 14.8%.
Service charges on loans and deposits of $33.2 million for the third quarter of 2019 increased $1.2 million, or 3.9%, from the same period of 2018, primarily due to organic growth in loan and deposit accounts.
Trust services of $6.9 million for the third quarter of 2019 increased $0.5 million, or 8.4%, from the same period of 2018, primarily driven by strong organic revenue production. The market value of assets under management increased $436.4 million, or 8.2%, to $5.7 billion at September 30, 2019, which included continued strong organic growth in accounts and services.
Insurance commissions and fees of $6.1 million for the third quarter of 2019 increased $1.1 million, or 22.8%, from the same period of 2018, primarily due to the benefit of new business in the Mid-Atlantic and Carolina regions of our footprint, as well as organic growth in commercial lines.
Capital markets income of $8.7 million for the third quarter of 2019 increased $3.6 million, or 70.8%, from the same period of 2018. The significant increase was primarily due to strong customer-related interest-rate derivative activity and continued contributions from our syndications and international banking businesses across our footprint.
Mortgage banking operations income of $9.8 million for the third quarter of 2019 increased $3.8 million, or 63.6%, from the same period of 2018 due to a $4.1 million increase in gain on sale income, partially offset by a $0.3 million interest rate-related valuation impairment adjustment on MSRs. During the third quarter of 2019, we sold $568.4 million of originated residential mortgage loans, compared to $322.2 million for the same period of 2018, an increase of 76.5%. We were able to increase income by improving the mix of retail loans sold versus correspondent loans, as retail loans have a greater gain on sale margin than correspondent loans.
Dividends on non-marketable equity securities of $4.6 million for the third quarter of 2019 increased $0.7 million, or 17.5%, from the same period of 2018, primarily due to an increase in the FHLB dividend rate.
Bank owned life insurance of $2.7 million for the third quarter of 2019 decreased $1.7 million, or 38.2%, from the same period of 2018, primarily due to a large death claim payout during the third quarter of 2018, which resulted in additional income of $1.4 million.

Other non-interest income was $3.9 million and $7.7 million for the third quarter of 2019 and 2018, respectively. We recognized $1.8 million more in net gains on the sale of OREO during the third quarter of 2019, compared to the same period of 2018, while the third quarter of 2018 included a $5.1 million gain on the sale of Regency.
The following table presents non-interest income excluding the significant item for the three months ended September 30, 2018:
TABLE 7

	Three Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest income, as reported	$80,000	$74,834	$5,166	6.9%
Significant item:
Gain on sale of subsidiary	—	(5,135)	5,135
Total non-interest income, excluding significant item(1)	$80,000	$69,699	$10,301	14.8%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2019 and 2018 is presented in the following table:
TABLE 8

	Three Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$93,598	$89,535	$4,063	4.5%
Net occupancy	13,702	14,219	(517)	(3.6)
Equipment	15,114	13,593	1,521	11.2
Amortization of intangibles	3,602	3,805	(203)	(5.3)
Outside services	15,866	17,176	(1,310)	(7.6)
FDIC insurance	5,710	8,821	(3,111)	(35.3)
Bank shares and franchise taxes	3,548	3,237	311	9.6
Other	26,644	20,343	6,301	31.0
Total non-interest expense	$177,784	$170,729	$7,055	4.1%
Total non-interest expense of $177.8 million for the third quarter of 2019 increased $7.1 million, or 4.1%, from the same period of 2018. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $93.6 million for the third quarter of 2019 increased $4.1 million, or 4.5%, from the same period of 2018, primarily due to higher production-related commissions and normal merit increases, as well as the initiative to increase FNB's minimum wage to $15 per hour. The increase in salaries and employee benefits was partially offset by the impact of the sale of Regency, which was sold in the third quarter of 2018.
Net occupancy and equipment expense of $28.8 million for the third quarter of 2019 increased $1.0 million, or 3.6%, from $27.8 million from the same period of 2018, primarily due to increased equipment depreciation expense due to accelerated expense relating to the branch consolidations.
Outside services expense of $15.9 million for the third quarter of 2019 decreased $1.3 million, or 7.6%, from the same period of 2018, primarily due to decreases in legal and consulting fees of $1.4 million and $0.5 million, respectively. These fees are primarily lower due to our focus on efficiency and expense control, combined with the sale of Regency which was included in the third quarter of 2018.

FDIC insurance of $5.7 million for the third quarter of 2019 decreased $3.1 million, or 35.3%, from the same period of 2018, primarily due to the elimination of the FDIC's large bank surcharge in the fourth quarter of 2018.
Other non-interest expense was $26.6 million and $20.3 million for the third quarter of 2019 and 2018, respectively. During the third quarter of 2019, we recorded an impairment charge of $3.2 million from a renewable energy investment tax credit transaction. The related renewable energy investment tax credits were recognized during the quarter as a benefit to income taxes. This charge was partially offset by decreases in several other items in other non-interest expense, including marketing, supplies and business development expenses, as we continued our focus on efficiency and expense control, combined with the sale of Regency, which was included in the third quarter of 2018.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 9

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Income tax expense	$17,366	$22,154
Effective tax rate	14.5%	18.0%
Statutory federal tax rate	21.0%	21.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate in the third quarter of 2019 also reflects the impact of a renewable energy investment tax credit relating to a biomass project financing transaction.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018
Net income available to common stockholders for the nine months ended September 30, 2019 was $286.0 million or $0.88 per diluted common share, compared to $266.7 million or $0.82 per diluted common share for the nine months ended September 30, 2018. The first nine months of 2019 included the impact of branch consolidation costs of $4.5 million. The first nine months of 2018 included the impact of branch consolidation costs of $6.6 million, gain on the sale of Regency of $5.1 million and a $0.9 million discretionary 401(k) contribution made following tax reform. Operating earnings per diluted common share (non-GAAP) was $0.89 for the first nine months of 2019, compared to $0.82 for the nine months ended September 30, 2018. The effective tax rate for the first nine months of 2019 was 17.8%, compared to 19.0% in the first nine months of 2018. The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:

TABLE 10

	Nine Months Ended September 30,		$	%
(in thousands, except per share data)	2019	2018	Change	Change
Net interest income	$690,802	$700,247	$(9,445)	(1.3)%
Provision for credit losses	37,017	46,024	(9,007)	(19.6)
Non-interest income	220,225	207,226	12,999	6.3
Non-interest expense	518,763	524,825	(6,062)	(1.2)
Income taxes	63,191	63,893	(702)	(1.1)
Net income	292,056	272,731	19,325	7.1
Less: Preferred stock dividends	6,030	6,030	—	—
Net income available to common stockholders	$286,026	$266,701	$19,325	7.2%
Earnings per common share – Basic	$0.88	$0.82	$0.06	7.3%
Earnings per common share – Diluted	0.88	0.82	0.06	7.3
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 11

	Nine Months Ended September 30,
	2019	2018
Return on average equity	8.26%	8.16%
Return on average tangible common equity (2)	17.20%	18.22%
Return on average assets	1.16%	1.14%
Return on average tangible assets (2)	1.28%	1.27%
Book value per common share (1)	$14.51	$13.62
Tangible book value per common share (1) (2)	$7.33	$6.44
Equity to assets (1)	14.04%	13.87%
Average equity to average assets	14.04%	13.99%
Common equity to assets (1)	13.73%	13.54%
Tangible equity to tangible assets (1) (2)	7.78%	7.25%
Tangible common equity to tangible assets (1) (2)	7.44%	6.89%
Dividend payout ratio	41.20%	44.05%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 12

	Nine Months Ended September 30,
	2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$70,426	$3,047	5.78%	$65,882	$972	1.97%
Taxable investment securities (1)	5,294,381	95,191	2.40	5,192,707	86,341	2.22
Tax-exempt investment securities (1)(2)	1,118,964	30,076	3.58	992,781	26,095	3.50
Loans held for sale	113,721	3,778	4.43	53,404	2,401	6.00
Loans and leases (2) (3)	22,623,558	819,510	4.84	21,460,794	758,873	4.73
Total interest-earning assets (2)	29,221,050	951,602	4.35	27,765,568	874,682	4.21
Cash and due from banks	377,486			362,098
Allowance for credit losses	(188,830)			(181,154)
Premises and equipment	330,541			330,698
Other assets	3,925,050			3,674,471
Total assets	$33,665,297			$31,951,681
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$9,816,506	75,272	1.03	$9,333,557	41,637	0.60
Savings	2,523,533	6,532	0.35	2,576,869	4,164	0.22
Certificates and other time	5,390,266	79,239	1.97	4,904,114	49,892	1.36
Short-term borrowings	3,749,324	65,908	2.34	3,981,880	53,192	1.78
Long-term borrowings	1,030,067	23,202	3.01	646,229	15,727	3.25
Total interest-bearing liabilities	22,509,696	250,153	1.48	21,442,649	164,612	1.02
Non-interest-bearing demand	6,057,545			5,780,770
Other liabilities	372,276			258,685
Total liabilities	28,939,517			27,482,104
Stockholders’ equity	4,725,780			4,469,577
Total liabilities and stockholders’ equity	$33,665,297			$31,951,681
Excess of interest-earning assets over interest-bearing liabilities	$6,711,354			$6,322,919
Net interest income (FTE) (2)		701,449			710,070
Tax-equivalent adjustment		(10,647)			(9,823)
Net interest income		$690,802			$700,247
Net interest spread			2.87%			3.19%
Net interest margin (2)			3.21%			3.42%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $8.6 million, or 1.2%, from $710.1 million for the first nine months of 2018 to $701.4 million for the first nine months of 2019. Average interest-earning assets of $29.2 billion increased $1.5 billion, or 5.2%, and average interest-bearing liabilities of $22.5 billion increased $1.1 billion, or 5.0%, from the first nine months of 2018 due to growth in loans and deposits. Our net interest margin FTE (non-GAAP) contracted 21 basis points to 3.21% for the first nine months of 2019, compared to 3.42% for the same period of 2018, primarily reflecting the sale of Regency in the third quarter of 2018 and a lower level of cash recoveries on acquired loans. Regency contributed 10 basis points to the net interest margin in the first nine months of 2018. The decline also reflected higher funding costs, increased deposit price competition and a $3.0 million decrease in the contribution from incremental purchase accounting benefit. Incremental purchase accounting accretion refers to the difference between total accretion and the estimated coupon interest income on loans acquired in a business combination.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018:
TABLE 13

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$72	$2,003	$2,075
Securities (2)	7,047	5,784	12,831
Loans held for sale	1,684	(307)	1,377
Loans and leases (2)	36,374	24,263	60,637
Total interest income (2)	45,177	31,743	76,920
Interest Expense (1)
Deposits:
Interest-bearing demand	4,781	28,854	33,635
Savings	600	1,768	2,368
Certificates and other time	5,343	24,004	29,347
Short-term borrowings	(3,074)	15,790	12,716
Long-term borrowings	7,662	(187)	7,475
Total interest expense	15,312	70,229	85,541
Net change (2)	$29,865	$(38,486)	$(8,621)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $951.6 million for the first nine months of 2019, increased $76.9 million or 8.8% from the same period of 2018, due to increased interest-earning assets of $1.5 billion, and higher rates resulting from the increase in benchmark interest rates, partially offset by Regency for the first eight months of 2018 and lower cash recoveries. During the first nine months of 2019, we recognized $24.1 million of incremental purchase accounting accretion and $2.2 million of cash recoveries, compared to $16.5 million and $12.8 million, respectively, in the first nine months of 2018. The increase in interest-earning assets was primarily driven by a $1.2 billion, or 5.4%, increase in average loans and leases due to solid origination activity across the footprint. Average total commercial loan growth totaled $728 million, or 5.4%, including 15.7% growth in commercial and industrial loans and commercial leases. Commercial loan growth was led by strong activity in the Cleveland, Pittsburgh, Charlotte and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions and continued growth in the equipment finance and asset-based lending businesses. Average consumer loan growth was $435 million, or 5.4%, as growth in residential mortgage loans of $390 million, or 13.8%, and indirect auto loans of $310 million, or 18.8%, was partially offset by declines in direct installment loans and consumer lines of credit and the sale of Regency. Additionally, average securities increased $227.9 million or 3.7%, primarily as a result of increases in collateralized mortgage obligations of $519.9 million and states of the U.S. and political subdivisions of $126.5 million, partially offset by a decrease of $440.9 million in mortgage-backed securities. The yield on average interest-earning assets (non-GAAP) increased 14 basis points from the first nine months of 2018 to 4.35% for the first nine months of 2019, reflecting repricing of variable and adjustable loans, higher incremental purchase accounting accretion, lower acquired loan cash recoveries and higher reinvestment rates on securities.
Interest expense of $250.2 million for the first nine months of 2019 increased $85.5 million, or 52.0%, from the same period of 2018 due to an increase in rates paid and growth in average interest-bearing liabilities, as interest-bearing deposits and borrowings increased over the same quarter of 2018. Average interest-bearing deposits increased $0.9 billion, or 5.4%, which reflects the benefit of our expanded banking footprint in our southeastern markets and organic growth in transaction deposits. Average long-term borrowings increased $383.8 million, or 59.4%, which reflects increases of $334.9 million in long-term FHLB borrowings and $77.6 million in subordinated debt, partially offset by a decrease of $28.2 million in junior subordinated debt. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. We used part of the proceeds from this issuance to redeem higher-rate debt including $44.0 million in junior subordinated debt and $25.0 million in other subordinated debt. The rate paid on interest-bearing liabilities increased 46 basis points to 1.48% for the first nine months of 2019, due to the FOMC interest rate increases, competitive deposit pricing and changes in the funding mix.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 14

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Provision for credit losses:
Originated	$31,972	$44,659	$(12,687)	(28.4)%
Loans acquired in a business combination	5,045	1,365	3,680	269.6
Total provision for credit losses	$37,017	$46,024	$(9,007)	(19.6)%
Net loan charge-offs:
Originated	$15,427	$40,030	$(24,603)	(61.5)%
Loans acquired in a business combination	7,602	3,493	4,109	117.6
Total net loan charge-offs	$23,029	$43,523	$(20,494)	(47.1)%
Net loan charge-offs (annualized) / total average loans and leases	0.14%	0.27%
Net originated loan charge-offs (annualized) / total average originated loans and leases	0.11%	0.33%
The provision for credit losses of $37.0 million during the first nine months of 2019 decreased $9.0 million from the same period of 2018, while supporting strong loan growth and exceeding net charge-offs of $23.0 million, or 0.14% annualized of total average loans. The provision for the originated portfolio decreased $12.7 million, and the provision for loans acquired in a business combination increased $3.7 million during the first nine months of 2019, compared to the year-ago period, primarily due to a single commercial credit. Net loan charge-offs of $23.0 million for the first nine months of 2019 decreased $20.5 million, or 47.1%, from the year-ago period, primarily due to continued favorable asset quality trends and the sale of Regency. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2019 and 2018 is presented in the following table:
TABLE 15

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Service charges	$95,443	$93,113	$2,330	2.5%
Trust services	20,734	19,312	1,422	7.4
Insurance commissions and fees	15,449	14,703	746	5.1
Securities commissions and fees	13,131	13,336	(205)	(1.5)
Capital markets income	24,616	16,168	8,448	52.3
Mortgage banking operations	21,272	17,431	3,841	22.0
Dividends on non-marketable equity securities	13,723	11,672	2,051	17.6
Bank owned life insurance	8,664	10,761	(2,097)	(19.5)
Net securities gains	35	31	4	12.9
Other	7,158	10,699	(3,541)	(33.1)
Total non-interest income	$220,225	$207,226	$12,999	6.3%
Total non-interest income increased $13.0 million, to $220.2 million for the first nine months of 2019, a 6.3% increase from the same period of 2018. On an operating basis, non-interest income increased $16.2 million, or 7.9%. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $95.4 million for the first nine months of 2019 increased $2.3 million, or 2.5%, from $93.1 million from the same period in 2018. The increase was due to the expanded customer base in our southeastern markets, combined with organic growth in loans and deposit accounts.
Trust services of $20.7 million for the first nine months of 2019 increased $1.4 million, or 7.4%, from the same period of 2018, primarily driven by strong organic revenue production. The market value of assets under management increased $436.4 million, or 8.2%, to $5.7 billion at September 30, 2019, reflecting continued strong organic growth in accounts and services in our footprint.
Insurance commissions and fees of $15.4 million for the first nine months of 2019 increased $0.7 million, or 5.1%, from the same period of 2018, primarily due to the benefit of new business in the Mid-Atlantic and Carolina regions of our footprint, as well as organic growth in commercial lines.
Capital markets income of $24.6 million for the first nine months of 2019 increased $8.4 million, or 52.3%, from $16.2 million for the same period of 2018. The significant increase was primarily due to strong derivatives sales activity to commercial customers across our footprint, several new syndication transactions in our Washington D.C. and southeastern markets and continued contributions from our international banking business.
Mortgage banking operations income of $21.3 million for the first nine months of 2019 increased $3.8 million, or 22.0% from the same period of 2018, as higher sold volumes was partially offset by higher MSRs impairment. During the first nine months of 2019, we sold $1.2 billion of residential mortgage loans, a 35.3% increase compared to $0.9 billion for the same period of 2018. We were able to increase income by improving the mix of retail loans sold versus correspondent loans, as retail loans have a greater gain on sale margin than correspondent loans. During the nine months ended September 30, 2019, we recognized $2.9 million in interest-rate related valuation adjustments on MSRs, compared to zero in the 2018 period.
Dividends on non-marketable equity securities of $13.7 million for the first nine months of 2019 increased $2.1 million, or 17.6%, from the same period of 2018, primarily due to an increase in the FHLB dividend rate.

Bank owned life insurance of $8.7 million for the first nine months of 2019 decreased $2.1 million, or 19.5%, from the same period of 2018, primarily due to a large death claim payout during the third quarter of 2018, which resulted in additional income of $1.4 million.
Other non-interest income was $7.2 million and $10.7 million for the first nine months of 2019 and 2018, respectively. We recorded losses on fixed assets related to branch consolidations of $1.7 million and $3.7 million during the first nine months of 2019 and 2018, respectively. Additionally, we recognized $2.4 million more in gains on the sale of OREO for the first nine months of 2019, compared to the same period of 2018. The first nine months of 2018 also included a $5.1 million gain on the sale of Regency.
The following table presents non-interest income excluding significant items for the nine months ended September 30, 2019 and 2018:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest income, as reported	$220,225	$207,226	$12,999	6.3%
Significant items:
Gain on sale of subsidiary	—	(5,135)	5,135
Loss on fixed assets related to branch consolidations	1,722	3,677	(1,955)
Total non-interest income, excluding significant items(1)	$221,947	$205,768	$16,179	7.9%
(1) Non-GAAP
Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2019 and 2018 is presented in the following table:
TABLE 17

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Salaries and employee benefits	$279,171	$277,532	$1,639	0.6%
Net occupancy	44,360	45,936	(1,576)	(3.4)
Equipment	45,412	41,241	4,171	10.1
Amortization of intangibles	10,560	11,834	(1,274)	(10.8)
Outside services	46,721	48,946	(2,225)	(4.5)
FDIC insurance	17,673	26,822	(9,149)	(34.1)
Bank shares and franchise taxes	10,145	9,929	216	2.2
Other	64,721	62,585	2,136	3.4
Total non-interest expense	$518,763	$524,825	$(6,062)	(1.2)%
Total non-interest expense of $518.8 million for the first nine months of 2019 decreased $6.1 million, a 1.2% decrease from the same period of 2018. On an operating basis, non-interest expense decreased $5.0 million, or 1.0%, attributable primarily to the elimination of the FDIC's large bank surcharge in the fourth quarter of 2018 and the sale of Regency in the third quarter of 2018. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $279.2 million for the first nine months of 2019 increased $1.6 million or 0.6% from the same period of 2018, primarily related to higher production-related commissions and normal merit increases, as well as the initiative to increase FNB's minimum wage to $15 per hour. The increase in salaries and employee benefits was partially offset by the impact of the sale of Regency, which was included in the first nine months of 2018.

Net occupancy and equipment expense of $89.8 million for the first nine months of 2019 increased $2.6 million, or 3.0%, from $87.2 million from the same period of 2018, primarily due to $2.2 million of branch consolidation costs.
Amortization of intangibles expense of $10.6 million for the first nine months of 2019 decreased $1.3 million, or 10.8%, from the first nine months of 2018, due to the completion of amortization for a core deposit intangible from a prior acquisition.
Outside services expense of $46.7 million for the first nine months of 2019 decreased $2.2 million, or 4.5%, from the first nine months of 2018, primarily due to decreases of $2.3 million and $1.1 million in legal and consulting fees, respectively. These fees are primarily lower due to our focus on efficiency and expense control, combined with the sale of Regency, which was included in the first nine months of 2018.
FDIC insurance of $17.7 million for the first nine months of 2019 decreased $9.1 million, or 34.1%, from the same period of 2018, primarily due to the elimination of the FDIC's large bank surcharge in the fourth quarter of 2018.
Other non-interest expense was $64.7 million and $62.6 million for the first nine months of 2019 and 2018, respectively. The first nine months of 2019 included an impairment charge of $3.2 million from a renewable energy investment tax credit transaction. The related renewable energy investment tax credits were recognized as a benefit to income taxes.
The following table presents non-interest expense excluding significant items for the nine months ended September 30, 2019 and 2018:
TABLE 18

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest expense, as reported	$518,763	$524,825	$(6,062)	(1.2)%
Significant items:
Discretionary 401(k) contribution	—	(874)	874
Branch consolidations - salaries and benefits	(520)	(45)	(475)
Branch consolidations - occupancy and equipment	(2,174)	(1,609)	(565)
Branch consolidations - other	(89)	(1,285)	1,196
Total non-interest expense, excluding significant items(1)	$515,980	$521,012	$(5,032)	(1.0)%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Income tax expense	$63,191	$63,893
Effective tax rate	17.8%	19.0%
Statutory federal tax rate	21.0%	21.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The effective tax rate in 2019 was also impacted from non-vesting stock compensation awards in the second quarter of 2019 and a renewable energy investment tax credit relating to a biomass project financing transaction that closed in the third quarter of 2019.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	September 30, 2019	December 31, 2018	$ Change	% Change
Assets
Cash and cash equivalents	$609	$488	$121	24.8%
Securities	6,454	6,595	(141)	(2.1)
Loans held for sale	56	22	34	154.5
Loans and leases, net	22,876	21,973	903	4.1
Goodwill and other intangibles	2,333	2,334	(1)	—
Other assets	2,001	1,690	311	18.4
Total Assets	$34,329	$33,102	$1,227	3.7%
Liabilities and Stockholders’ Equity
Deposits	$24,594	$23,455	$1,139	4.9%
Borrowings	4,484	4,756	(272)	(5.7)
Other liabilities	431	283	148	52.3
Total liabilities	29,509	28,494	1,015	3.6
Stockholders’ equity	4,820	4,608	212	4.6
Total Liabilities and Stockholders’ Equity	$34,329	$33,102	$1,227	3.7%

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.

Following is a summary of loans and leases:

TABLE 21

	September 30, 2019	December 31, 2018	$ Change	% Change
(in millions)
Commercial real estate	$8,916	$8,786	$130	1.5%
Commercial and industrial	5,205	4,556	649	14.2
Commercial leases	417	373	44	11.8
Other	35	46	(11)	(23.9)
Total commercial loans and leases	14,573	13,761	812	5.9
Direct installment	1,763	1,764	(1)	(0.1)
Residential mortgages	3,300	3,113	187	6.0
Indirect installment	1,949	1,933	16	0.8
Consumer lines of credit	1,485	1,582	(97)	(6.1)
Total consumer loans	8,497	8,392	105	1.3
Total loans and leases	$23,070	$22,153	$917	4.1%

Non-Performing Assets
Following is a summary of total non-performing assets:
TABLE 22

(in millions)	September 30, 2019	December 31, 2018	$ Change	% Change
Commercial real estate	$31	$23	$8	34.8%
Commercial and industrial	24	37	(13)	(35.1)
Commercial leases	1	2	(1)	(50.0)
Other	1	1	—	—
Total commercial loans and leases	57	63	(6)	(9.5)
Direct installment	13	14	(1)	(7.1)
Residential mortgages	16	14	2	14.3
Indirect installment	3	2	1	50.0
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	38	37	1	2.7
Total non-performing loans and leases	95	100	(5)	(5.0)
Other real estate owned	24	35	(11)	(31.4)
Total non-performing assets	$119	$135	$(16)	(11.9)%
Non-performing assets decreased $15.5 million, from $134.7 million at December 31, 2018 to $119.3 million at September 30, 2019. This reflects decreases of $3.1 million in non-accrual loans, $10.9 million in OREO and $1.5 million in TDRs. The decrease in OREO was largely driven by the sale of a $6.7 million commercial property during the quarter.

Following is a summary of performing, non-performing and non-accrual TDRs, by class:

TABLE 23

(in millions)	Performing	Non- Performing	Non- Accrual	Total
Originated
September 30, 2019
Commercial real estate	$—	$—	$5	$5
Commercial and industrial	1	—	2	3
Total commercial loans	1	—	7	8
Direct installment	12	6	3	21
Residential mortgages	5	8	3	16
Consumer lines of credit	2	2	1	5
Total consumer loans	19	16	7	42
Total TDRs	$20	$16	$14	$50
December 31, 2018
Commercial real estate	$—	$—	$2	$2
Commercial and industrial	—	1	—	1
Total commercial loans	—	1	2	3
Direct installment	11	6	4	21
Residential mortgages	5	8	3	16
Consumer lines of credit	2	2	—	4
Total consumer loans	18	16	7	41
Total TDRs	$18	$17	$9	$44
Acquired
September 30, 2019
Commercial real estate	$—	$3	$—	$3
Total commercial loans	—	3	—	3
Total consumer loans	—	—	—	—
Total TDRs	$—	$3	$—	$3
December 31, 2018
Commercial real estate	$—	$3	$—	$3
Total commercial loans	—	3	—	3
Consumer lines of credit	—	1	—	1
Total consumer loans	—	1	—	1
Total TDRs	$—	$4	$—	$4

Allowance for Credit Losses
The allowance for credit losses of $193.6 million at September 30, 2019 increased $14.0 million, or 7.8%, from December 31, 2018, primarily in support of growth in originated loans and leases. The provision for credit losses during the nine months ended September 30, 2019 was $37.0 million, which covered net charge-offs and supported organic loan growth. Net charge-offs were $23.0 million during the nine months ended September 30, 2019, compared to $43.5 million during the nine months ended September 30, 2018, with the decrease primarily due to lower commercial charge-offs and the sale of Regency, which accounted for $13.2 million of the decrease. The allowance for credit losses as a percentage of non-performing loans for the total portfolio increased from 180% as of December 31, 2018 to 204% as of September 30, 2019, as provision exceeded charge-offs in support of loan growth, while the level of non-performing loans decreased slightly.

Following is a summary of supplemental statistical ratios pertaining to our originated loans and leases portfolio. The originated loans and leases portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, Business Combinations. Also see Note 4, Loans and Leases, of the Notes to Consolidated Financial Statements (Unaudited).
TABLE 24

	At or For the Three Months Ended
	September 30, 2019	December 31, 2018	September 30, 2018
Non-performing loans / total originated loans and leases	0.46%	0.44%	0.54%
Non-performing loans + OREO / total originated loans and leases + OREO	0.56	0.61	0.73
Allowance for credit losses (originated loans) / total originated loans and leases	0.95	0.95	1.00
Net charge-offs on originated loans and leases (annualized) / total average originated loans and leases	0.11	0.27	0.33

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.
Following is a summary of deposits:
TABLE 25

(in millions)	September 30, 2019	December 31, 2018	$ Change	% Change
Non-interest-bearing demand	$6,292	$6,000	$292	4.9%
Interest-bearing demand	10,654	9,660	994	10.3
Savings	2,526	2,526	—	—
Certificates and other time deposits	5,122	5,269	(147)	(2.8)
Total deposits	$24,594	$23,455	$1,139	4.9%
Total deposits increased from December 31, 2018, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances that were partially offset by a decline in certificates and other time deposits. Generating growth in relationship-based transaction deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.

Capital Resources and Regulatory Matters
The access to, and cost of, funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight depend, in part, on our capital position.
The assessment of capital adequacy depends on a number of factors such as expected organic growth in the Consolidated Balance Sheet, asset quality, liquidity, earnings performance, changing competitive conditions, regulatory changes or actions, and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.
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
FNB and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies (see discussion under “Enhanced Regulatory Capital Standards”). Quantitative measures established by regulators to ensure capital adequacy require FNB and FNBPA to maintain minimum amounts and ratios of total, tier 1 and common equity tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and minimum leverage ratio (as defined). Failure to meet minimum capital requirements could lead to initiation of certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our Consolidated Financial Statements, dividends and future business and corporate strategies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNB and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FNB’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of September 30, 2019, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization. Our management believes that, as of September 30, 2019 and December 31, 2018, FNB and FNBPA met all “well-capitalized” requirements to which each of them was subject.

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 26

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
F.N.B. Corporation
Total capital	$3,110	11.56%	$2,690	10.00%	$2,825	10.50%
Tier 1 capital	2,571	9.56	2,152	8.00	2,287	8.50
Common equity tier 1	2,464	9.16	1,749	6.50	1,883	7.00
Leverage	2,571	8.15	1,577	5.00	1,262	4.00
Risk-weighted assets	26,902
FNBPA
Total capital	2,976	11.09%	2,684	10.00%	2,818	10.50%
Tier 1 capital	2,781	10.36	2,147	8.00	2,281	8.50
Common equity tier 1	2,701	10.06	1,745	6.50	1,879	7.00
Leverage	2,781	8.83	1,574	5.00	1,259	4.00
Risk-weighted assets	26,839
As of December 31, 2018
F.N.B. Corporation
Total capital	$2,875	11.54%	$2,490	10.00%	$2,459	9.88%
Tier 1 capital	2,395	9.62	1,992	8.00	1,961	7.88
Common equity tier 1	2,289	9.19	1,619	6.50	1,588	6.38
Leverage	2,395	7.87	1,523	5.00	1,218	4.00
Risk-weighted assets	24,900
FNBPA
Total capital	2,735	10.99%	2,489	10.00%	2,458	9.88%
Tier 1 capital	2,553	10.26	1,992	8.00	1,960	7.88
Common equity tier 1	2,473	9.94	1,618	6.50	1,587	6.38
Leverage	2,553	8.39	1,521	5.00	1,217	4.00
Risk-weighted assets	24,894

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

LIQUIDITY
Our goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of FNB with cost-effective funding. Our Board of Directors has established an Asset/Liability Management Policy to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” Balance Sheet and adequate levels of liquidity. Our Board of Directors has also established Liquidity and Contingency Funding Policies to guide management in addressing the ability to identify measure, monitor and control both normal and stressed liquidity conditions. These policies designate our Asset/Liability Committee as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect Balance Sheet or cash flow positions. Liquidity is centrally managed daily by our Treasury Department.
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.  During the first quarter of 2019, we completed a debt offering in which we issued $120.0 million aggregate principal amount of 4.950% fixed-to-floating rate subordinated notes due in 2029, which is treated as tier 2 capital for regulatory purposes. Sixty-nine million of the net proceeds of the debt offering was used to redeem, retire or call existing debt and TPS as noted below. We repurchased and retired $9.5 million and redeemed $15.5 million in higher interest rate subordinated debt assumed in the 2017 YDKN acquisition. We redeemed $10.0 million of TPS issued by American Community Capital Trust I also assumed in the 2017 YDKN acquisition. Additionally, we exercised the call options on $26.0 million of Omega Financial Capital Trust I and $8.0 million of Crescent Financial Capital Trust I with April settlements. Lastly, from the net debt issuance proceeds, we completed a capital infusion of $40.0 million to FNBPA in March. These transactions accomplished strategic objectives and were the primary factors resulting in an increase in our liquidity metrics as shown below.
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

The LCR and MCH ratios are presented in the following table:
TABLE 27

	September 30, 2019	December 31, 2018	Internal limit
Liquidity coverage ratio	2.2 times	2.1 times	> 1 time
Months of cash on hand	15.1 months	14.4 months	> 12 months
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $24.6 billion at September 30, 2019, an increase of $1.1 billion, or 6.5% annualized, from December 31, 2018. Total non-interest-bearing demand deposit accounts grew by $291.6 million, or 6.5% annualized, and interest-bearing demand increased by $993.9 million, or 13.8% annualized. Savings account balances increased $0.2 million. Time deposits declined $147.1 million, or 3.7% annualized.
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
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 28

(dollars in millions)	September 30, 2019	December 31, 2018
Unused wholesale credit availability	$11,448	$9,659
Unused wholesale credit availability as a % of FNBPA assets	33.4%	29.2%
Salable unpledged government and agency securities	$1,673	$2,424
Salable unpledged government and agency securities as a % of FNBPA assets	4.9%	7.3%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2019 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio improved to (0.5)% as of September 30, 2019 from (7.1)% as of December 31, 2018. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.

TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$593	$1,112	$1,377	$2,678	$5,760
Investments	178	211	299	621	1,309
	771	1,323	1,676	3,299	7,069
Liabilities
Non-maturity deposits	192	384	576	1,152	2,304
Time deposits	426	785	742	1,277	3,230
Borrowings	1,432	15	28	239	1,714
	2,050	1,184	1,346	2,668	7,248
Period Gap (Assets - Liabilities)	$(1,279)	$139	$330	$631	$(179)
Cumulative Gap	$(1,279)	$(1,140)	$(810)	$(179)
Cumulative Gap to Total Assets	(3.7)%	(3.3)%	(2.4)%	(0.5)%
In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of our liquidity position. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.

MARKET RISK
Market risk refers to potential losses arising predominately from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups do not complement one another. For example, depositors may want short-term deposits, while borrowers may desire long-term loans.
Changes in market interest rates may result in changes in the fair value of our financial instruments, cash flows and net interest income. Subject to its ongoing oversight, the Board of Directors has given ALCO the responsibility for market risk management, which involves devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. We use derivative financial instruments for interest rate risk management purposes and not for trading or speculative purposes.
Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans, which may be with or without penalty, when rates fall, while certain depositors can redeem their certificates of deposit early, which may be with or without penalty, when rates rise.
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

The following repricing gap analysis as of September 30, 2019 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$10,613	$920	$869	$1,679	$14,081
Investments	180	220	442	620	1,462
	10,793	1,140	1,311	2,299	15,543
Liabilities
Non-maturity deposits	7,328	—	—	—	7,328
Time deposits	519	784	741	1,273	3,317
Borrowings	2,532	1,031	13	59	3,635
	10,379	1,815	754	1,332	14,280
Off-balance sheet	(200)	955	—	(150)	605
Period Gap (assets – liabilities + off-balance sheet)	$214	$280	$557	$817	$1,868
Cumulative Gap	$214	$494	$1,051	$1,868
Cumulative Gap to Assets	0.7%	1.7%	3.5%	6.3%
The twelve-month cumulative repricing gap to total assets was 6.3% and 3.2% as of September 30, 2019 and December 31, 2018, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at September 30, 2019 compared to December 31, 2018, is primarily related to growth and changes in the mix of loans, deposits and borrowings as follows. Strong commercial and industrial loan growth, a portion of which was swapped to adjustable rates, the sale of long-term fixed rate mortgage loans, and the increased cash flow from the loan and investment portfolios, were partially offset by growth in and repricing of certain interest-bearing non-maturity deposit balances and the funding of long-term FHLB advances. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of September 30, 2019. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 31

	September 30, 2019	December 31, 2018	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	7.3%	3.5%	n/a
+ 200 basis points	5.2	2.5	(5.0)%
+ 100 basis points	2.8	1.4	(5.0)
- 100 basis points	(4.2)	(3.1)	(5.0)
Economic value of equity:
+ 300 basis points	(1.1)	(8.0)	(25.0)
+ 200 basis points	(0.2)	(5.2)	(15.0)
+ 100 basis points	0.7	(2.0)	(10.0)
- 100 basis points	(4.1)	(1.0)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 1.7% at September 30, 2019 and 1.0% at December 31, 2018. The corresponding metrics for a -100 basis point Rate Ramp are (2.2)% and (1.6)% at September 30, 2019 and December 31, 2018, respectively.

Our strategy is generally to manage to a neutral interest rate risk position. Consistent with prior quarters, we desired to remain slightly asset-sensitive during the first nine months of 2019.
There are multiple factors that influence our interest rate risk position and impact Net Interest Income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits. At year-end 2018, the market consensus was expecting the FOMC to increase interest rates due to a strengthening economy. However, citing a softening economy, the FOMC actually moved to lower rates twice during the third quarter of 2019.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on certain deposit products and shorten the term of the certificates of deposit volumes. This will continue to be an intense focus of management. Further, during the quarter, management took advantage of the shape of the yield curve to term out borrowings at rates below our overnight borrowing rate. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 58.8% and 57.4% of total loans as of September 30, 2019 and December 31, 2018, respectively, with 79.0% of these loans, or 46.5% of total loans, tied to the Prime or one-month LIBOR rates. As of September 30, 2019, the commercial swaps totaled $3.4 billion of notional principal, with $903.1 million in notional swap principal originated during the first nine months of 2019. For additional information regarding interest rate swaps, see Note 9 in this Report. The investment portfolio is also used, in part, to manage our IRR position. These purchases are fixed rate in nature in which we seek to minimize prepayment risk.
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
The Risk Committee serves as the primary point of contact between our Board of Directors and the Risk Management Council, which is the senior management level committee responsible for risk management. Risk appetite is an integral element of our business and capital planning processes through our Board Risk Committee and Risk Management Council. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. Our top-down risk appetite process serves as a limit for undue risk-taking for bottom-up planning from our various business functions. Our Board Risk Committee, in collaboration with our Risk Management Council, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk, regulatory, economic and strategic plan environments, with the goal of ensuring that our risk appetite remains consistent with our strategic plans and business operations, regulatory environment and our shareholders' expectations. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, are regularly presented to our various management level risk oversight and planning committees and periodically reported up through our Board Risk Committee.
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments: Enterprise-Wide Risk Management, Fraud Risk, Loan Review, Model Risk Management, Third-Party Risk Management, Anti-Money Laundering and Bank Secrecy Act, Community Reinvestment Act, Appraisal Review, Compliance and Information and Cyber Security. All second line of defense departments report to the Chief Risk Officer to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Enterprise-Wide Risk Management Department conducts risk and control assessments across all of our business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks enterprise-wide. The Fraud Risk Department monitors for internal and external fraud risk across all of our business and operational units. The Loan Review Department conducts independent testing of our loan risk ratings to ensure their accuracy, which is instrumental to calculating our allowance for credit losses. Our Model Risk Management Department oversees validation and testing of all models used in managing risk across our company. Our Third-Party Risk Management Department ensures effective risk management and oversight of third-party relationships throughout the vendor life cycle. The Anti-Money Laundering and Bank Secrecy Act Department monitors for compliance with money laundering risk and associated regulatory compliance requirements. Our Community Reinvestment Department monitors for compliance with the requirements of the Community Reinvestment Act. The Appraisal Review Department facilitates independent ordering and review of real estate appraisals obtained for determining the value of real estate pledged as collateral for loans to customers. Our Compliance Department is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations which govern our business operations. Our Information and Cyber Security Department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cyber security controls. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Each of the Risk, Audit and Credit Risk and CRA Committees of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
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
TABLE 32
Operating Net Income Available to Common Stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income available to common stockholders	$100,732	$98,753	$286,026	$266,701
Discretionary 401(k) contribution	—	—	—	874
Tax benefit of discretionary 401(k) contribution	—	—	—	(184)
Gain on sale of subsidiary	—	(5,135)	—	(5,135)
Tax expense of gain on sale of subsidiary	—	1,078	—	1,078
Branch consolidation costs	—	—	4,505	6,616
Tax benefit of branch consolidation costs	—	—	(946)	(1,389)
Operating net income available to common stockholders (non-GAAP)	$100,732	$94,696	$289,585	$268,561
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
TABLE 33
Operating Earnings per Diluted Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income per diluted common share	$0.31	$0.30	$0.88	$0.82
Discretionary 401(k) contribution	—	—	—	—
Tax benefit of discretionary 401(k) contribution	—	—	—	—
Gain on sale of subsidiary	—	(0.02)	—	(0.02)
Tax expense of gain on sale of subsidiary	—	0.01	—	0.01
Branch consolidation costs	—	—	0.01	0.02
Tax benefit of branch consolidation costs	—	—	—	(0.01)
Operating earnings per diluted common share (non-GAAP)	$0.31	$0.29	$0.89	$0.82

TABLE 34
Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income available to common stockholders (annualized)	$399,644	$391,790	$382,416	$356,579
Amortization of intangibles, net of tax (annualized)	11,289	11,926	11,154	12,499
Tangible net income available to common stockholders (annualized) (non-GAAP)	$410,933	$403,716	$393,570	$369,078
Average total stockholders’ equity	$4,802,717	$4,516,008	$4,725,780	$4,469,577
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,335,273)	(2,332,926)	(2,330,850)	(2,336,627)
Average tangible common equity (non-GAAP)	$2,360,562	$2,076,200	$2,288,048	$2,026,068
Return on average tangible common equity (non-GAAP)	17.41%	19.44%	17.20%	18.22%
 (1) Excludes loan servicing rights.
TABLE 35
Return on Average Tangible Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Net income (annualized)	$407,619	$399,766	$390,478	$364,640
Amortization of intangibles, net of tax (annualized)	11,289	11,926	11,154	12,499
Tangible net income (annualized) (non-GAAP)	$418,908	$411,692	$401,632	$377,139
Average total assets	$33,850,324	$32,402,803	$33,665,297	$31,951,681
Less: Average intangibles (1)	(2,335,273)	(2,332,926)	(2,330,850)	(2,336,627)
Average tangible assets (non-GAAP)	$31,515,051	$30,069,877	$31,334,447	$29,615,054
Return on average tangible assets (non-GAAP)	1.33%	1.37%	1.28%	1.27%
(1) Excludes loan servicing rights.

TABLE 36
Tangible Book Value per Common Share

	Three Months Ended September 30,
(in thousands, except per share data)	2019	2018
Total stockholders’ equity	$4,820,309	$4,524,864
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,332,469)	(2,329,830)
Tangible common equity (non-GAAP)	$2,380,958	$2,088,152
Ending common shares outstanding	324,879,501	324,275,186
Tangible book value per common share (non-GAAP)	$7.33	$6.44
 (1) Excludes loan servicing rights.
TABLE 37
Tangible equity to tangible assets (period-end)

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Total stockholders' equity	$4,820,309	$4,524,864
Less: Intangibles(1)	(2,332,469)	(2,329,830)
Tangible equity (non-GAAP)	$2,487,840	$2,195,034
Total assets	$34,328,501	$32,617,595
Less: Intangibles(1)	(2,332,469)	(2,329,830)
Tangible assets (non-GAAP)	$31,996,032	$30,287,765
Tangible equity / tangible assets (period-end) (non-GAAP)	7.78%	7.25%
(1) Excludes loan servicing rights.
TABLE 38
Tangible common equity / tangible assets (period-end)

	Three Months Ended September 30,
(dollars in thousands)	2019	2018
Total stockholders' equity	$4,820,309	$4,524,864
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,332,469)	(2,329,830)
Tangible common equity (non-GAAP)	$2,380,958	$2,088,152
Total assets	$34,328,501	$32,617,595
Less: Intangibles(1)	(2,332,469)	(2,329,830)
Tangible assets (non-GAAP)	$31,996,032	$30,287,765
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.44%	6.89%
 (1) Excludes loan servicing rights.

KEY PERFORMANCE INDICATORS
TABLE 39
Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2019	2018	2019	2018
Non-interest expense	$177,784	$170,729	$518,763	$524,825
Less: Amortization of intangibles	(3,602)	(3,805)	(10,560)	(11,834)
Less: OREO expense	(1,431)	(1,492)	(3,454)	(5,092)
Less: Discretionary 401(k) contribution	—	—	—	(874)
Less: Branch consolidation costs	—	—	(2,783)	(2,939)
Less: Tax credit-related project impairment	(3,213)	—	(3,213)	—
Adjusted non-interest expense	$169,538	$165,432	$498,753	$504,086
Net interest income	$229,802	$234,787	$690,802	$700,247
Taxable equivalent adjustment	3,528	3,400	10,647	9,823
Non-interest income	80,000	74,834	220,225	207,226
Less: Net securities gains	(35)	—	(35)	(31)
Less: Gain on sale of subsidiary	—	(5,135)	—	(5,135)
Add: Branch consolidation costs	—	—	1,722	3,677
Adjusted net interest income (FTE) + non-interest income	$313,295	$307,886	$923,361	$915,807
Efficiency ratio (FTE) (non-GAAP)	54.11%	53.73%	54.01%	55.04%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2019, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	OTHER INFORMATION
NONE

ITEM 6.    EXHIBITS
Exhibit Index

Exhibit Number	Description
31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	November 7, 2019	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2019	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 7, 2019	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)