Form 10-K
period 2019-12-31
FNB CORP/PA/
filed 2020-02-27
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2019, determined using a per share closing price on that date of $11.77, as quoted on the New York Stock Exchange, was $3,729,406,078.
As of January 31, 2020, the registrant had outstanding 325,017,013 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 13, 2020 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2020.

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ADC	Acquisition, development or construction	FVO	Fair value option
AFS	Available for sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset/Liability Committee	GLB Act	Gramm-Leach Bliley Act of 1999
ANNB	Annapolis Bancorp, Inc.	GSE	Government-sponsored entity
AOCI	Accumulated other comprehensive income	HTM	Held to maturity
ASC	Accounting Standards Codification	HUD	Department of Housing and Urban Development
ASU	Accounting Standards Update	HVCRE	High volatility commercial real estate
BOLI	Bank owned life insurance	IRLC	Interest rate lock commitments
Basel III	Basel III Capital Rules	LCR	Liquidity Coverage Ratio
BHC Act	Bank Holding Company Act of 1956, as amended	LIBOR	London Inter-bank Offered Rate
CECL	Current expected credit losses	LIHTC	Low income housing tax credit
CET1	Common equity tier 1	LTV	Loan-to-value
CFPB	Consumer Financial Protection Bureau	MCH	Months of Cash on Hand
CPP	Capital Purchase Program	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CRA	Community Reinvestment Act of 1977	MSA	Mortgage servicing asset
DIF	Deposit Insurance Fund	MSRs	Mortgage servicing rights
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	NYSE	New York Stock Exchange
DOJ	U.S. Department of Justice	OCI	Other comprehensive income
DTA	Deferred tax asset	OCC	Office of the Comptroller of the Currency
DTL	Deferred tax liability	OREO	Other real estate owned
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act	OTTI	Other-than-temporary impairment
EVE	Economic value of equity	PCD	Purchase credit deteriorated
ERISA	Employee Retirement Income Security Act of 1974	PCI	Purchase credit impaired
FASB	Financial Accounting Standards Board	Penn-Ohio	Penn-Ohio Life Insurance Company
FDIC	Federal Deposit Insurance Corporation	QM	Qualified mortgage
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	Regency	Regency Finance Company
FHLB	Federal Home Loan Bank	RESPA	Real Estate Settlement Procedures Act
FICO	Fair Isaac Corporation	SAB	Staff Accounting Bulletin
FINRA	Financial Industry Regulatory Authority	SBA	Small Business Administration
FNB	F.N.B. Corporation	SEC	Securities and Exchange Commission
FNBIA	F.N.B. Investment Advisors, Inc.	SOX	Sarbanes-Oxley Act of 2002
FNBPA	First National Bank of Pennsylvania	TCJA	Tax Cuts and Jobs Act of 2017
FNIA	First National Insurance Agency, LLC	TDR	Troubled debt restructuring
FNTC	First National Trust Company	TILA	Truth in Lending Act
FOMC	Federal Open Market Committee	TPS	Trust preferred securities
FRB	Board of Governors of the Federal Reserve System	U.S.	United States of America
FSOC	Financial Stability Oversight Council	UST	U.S. Department of the Treasury
FTE	Fully taxable equivalent	YDKN	Yadkin Financial Corporation

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
As of December 31, 2019, we have three reportable business segments: Community Banking, Wealth Management and Insurance. As of December 31, 2019, we have 369 Community Banking offices in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina.

As of December 31, 2019, we had total assets of $34.6 billion, loans of $23.3 billion and deposits of $24.8 billion. See Item 7, MD&A, and Item 8, “Financial Statements and Supplementary Data,” of this Report.
Significant Business Combinations
During the past five years, we completed acquisitions of two bank holding companies. On March 11, 2017, we completed our acquisition of YDKN and their banking subsidiary, Yadkin Bank. The fair value of assets acquired upon completion of this acquisition totaled $6.8 billion. On February 13, 2016, we completed our acquisition of Metro Bancorp, Inc. and their banking subsidiary, Metro Bank. The fair value of assets acquired upon completion of this acquisition totaled $2.8 billion. Branch and insurance acquisitions are excluded from this discussion due to materiality.

For more detailed information concerning acquisitions, see Note 27, “Mergers and Acquisitions” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 23, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2019, FNB had three business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third-party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2019, our Community Banking segment operated in seven states and the District of Columbia. Our branch network spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
The goals of the Community Banking segment are to generate high-quality, profitable revenue growth through increased business with our current customers, attract new customer relationships through FNBPA’s current branches and expand into new and existing markets through de novo branch openings and the establishment of loan production offices. We consider the Community Banking segment an important source of revenue opportunity through the cross-selling of products and services offered by our other business segments.
The lending philosophy of the Community Banking segment is to establish high-quality customer relationships, while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying our loan portfolio by industry, product and borrower, and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the geographic market areas served by the Community Banking segment.
No material portion of the loans or deposits of the Community Banking segment has been obtained from a single customer or small group of customers, and the loss of any one customer’s loans or deposits or a small group of customers’ loans or deposits by the Community Banking segment would not have a material adverse effect on the Community Banking segment or on FNB. The substantial majority of the loans and deposits have been generated within the geographic market areas in which the Community Banking segment operates.
Wealth Management
Our Wealth Management segment delivers wealth management services to individuals, corporations and retirement funds, as well as existing customers of the Community Banking segment, located primarily within our geographic markets.
Our Wealth Management operations are conducted through three subsidiaries of FNBPA. FNTC provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2019, the fair value of trust assets under management was approximately $6.1 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
Our Wealth Management segment also includes two other subsidiaries. First National Investment Services Company, LLC offers a broad array of investment products and services for customers of the Wealth Management segment through a networking relationship with a third-party licensed brokerage firm. FNBIA, an investment advisor registered with the SEC, offers customers of the Wealth Management segment comprehensive investment programs featuring mutual funds, annuities, stocks and bonds.

No material portion of the business of the Wealth Management segment has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by the Wealth Management segment would not have a material adverse effect on the Wealth Management segment or on FNB.
Insurance
Our Insurance segment operates principally through FNIA, which is a subsidiary of FNB. FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within FNB’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of the Community Banking segment and to gain new clients through its own channels.
Our Insurance segment also includes a reinsurance subsidiary, Penn-Ohio. Penn-Ohio is not actively underwriting new policies. Additionally, FNBPA owns a direct subsidiary, First National Corporation, which offers title insurance products.
No material portion of the business of the Insurance segment has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by the Insurance segment would not have a material adverse effect on the Insurance segment or on FNB.
Other
We also operate other non-banking subsidiaries which are not considered to be reportable segments of FNB. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC has a 21.5% funding commitment in Tecum Capital Partners, L.P. (formerly known as F.N.B. Capital Partners, L.P.) (Tecum), a Small Business Investment Company licensed by the U.S. Small Business Administration. Tecum is not an affiliate or a subsidiary of FNB. We have three companies that issued TPS to third-party investors: F.N.B. Statutory Trust II, Yadkin Valley Statutory Trust I and FNB Financial Services Capital Trust I, the last two of which were acquired in conjunction with the YDKN acquisition. FNB Financial Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. The proceeds received from these subordinated note issuances are a general funding source for FNB. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 23, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
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
For loans secured by commercial real estate, we obtain current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. Our general policy for commercial real estate loans is to limit the terms of the loans to not more than 20 years and to have loan-to-value ratios not exceeding 80% on owner-occupied and income-producing properties, while land and development-secured projects have more stringent LTV requirements of 65% and 75%, respectively. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms and can include amortization up to 25 years with terms that typically mature within 5 years. As it relates to non-real estate secured loans, our Credit Policy dictates similar guidelines for maximum terms and acceptable advance rates for loans that are not secured by real estate.
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
Employees
As of January 31, 2020, FNB and our subsidiaries had 3,768 full-time and 455 part-time employees. Our management considers our relationship with our employees to be satisfactory.
Government Supervision and Regulation
The following summary sets forth certain material elements of the regulatory framework applicable to FNB, FNBPA and our subsidiaries and affiliates. The financial services industry is subject to extensive regulatory oversight and, in particular, bank holding companies, banks and their affiliates (depending upon charter and business activities) are subject to supervision, regulation and examination by the FRB, OCC, FDIC, CFPB, SEC, FINRA and various state regulatory agencies. The statutory and regulatory framework that governs FNB and our affiliates is generally intended to protect depositors and customers, the federal insurance fund, the U.S. banking and financial system, and financial markets as a whole; however, this framework is not specifically for the protection of security holders. Significant elements of the laws and regulations applicable to FNB and our affiliates are described in this section. To the extent that the following information describes statutory and regulatory provisions or governmental policies, such descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies referenced herein. In addition, certain of FNB’s public disclosure, internal control environment, risk and capital management and corporate governance principles are subject to SOX, the Dodd-Frank Act, as modified by the Economic Growth Act, and related regulations and rules of the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Also, FNB is subject to the rules of the NYSE for listed companies.
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
On May 24, 2018, President Donald Trump signed into law the Economic Growth Act, which repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act raises the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the FRB to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On July 6, 2018, the FRB, the OCC and the FDIC issued a joint interagency statement regarding the impact of the Economic Growth Act. On October 10, 2019, the OCC adopted a final rule implementing portions of the Economic Growth Act which, among other things, raised the minimum asset threshold for covered banks to conduct stress tests from $10 billion to $250 billion. As a result of the Economic Growth Act and related regulations, FNB and FNBPA are no longer subject to Dodd-Frank Act stress testing requirements, however we will continue to perform capital stress testing consistent with the safety and soundness expectations of our banking regulators.

The Economic Growth Act also enacted several important changes in some technical compliance areas, for which the banking agencies have now issued certain corresponding guidance documents and/or proposed final rules, including:

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
Deposit Insurance.  The Dodd-Frank Act established a $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act requires a phase-in of the minimum designated reserve ratio for the DIF, increasing it from 1.15% to 1.35% of the estimated amount of total insured deposits which was achieved as of the third quarter of 2018. FDIC regulations provide that, among other things, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease. The last quarterly surcharge was reflected in FNBPA’s December 2018 assessment invoice, which covered the assessment period from July 1, 2018 through September 30, 2018. FNBPA’s assessment invoices have not included a quarterly surcharge since that time. In addition, the Dodd-Frank Act eliminated the requirement of the FDIC to pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the target designated reserve ratio at 2%. Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15% in the third quarter of 2016, are expected to remain unchanged. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2%. The DIF was $110.3 billion at December 31, 2019 and the DIF ratio was 1.41%.
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

In December 2019, the FDIC issued a proposed rule to modernize its brokered deposit regulations. The proposal would, among other things, establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. Notable aspects of the proposed rule include language: (i) defining the operative prongs of the definition of a “deposit broker;” (ii) creating three general tests to determine the applicability of the “primary purpose” exception; (iii) establishing an application process for entities that wish to make use of the primary purpose exception; and (iv) allowing wholly owned subsidiaries of insured depository institutions to make use of the “insured depository institution” (the “own bank”) exception. The prospects and timing for the adoption of a final rule are uncertain at this time.
Interest on Demand Deposits.  Under the Dodd-Frank Act, depository institutions are permitted to pay interest on demand deposits. In accordance therewith, we pay interest on certain classes of commercial demand deposits.
Volcker Rule. Section 619 of the Dodd-Frank Act (known as the Volcker Rule) prohibits insured depository institutions and their holding companies from engaging in proprietary trading, except under limited circumstances, and prohibits them from owning equity interests in excess of three percent (3%) of Tier 1 capital in private equity and hedge funds. In December 2013, the federal banking agencies adopted the Volcker Implementing Rules. The Volcker Implementing Rules prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Volcker Implementing Rules are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Volcker Rule also requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to the entity’s regulators. Historically, this meant that reporting requirements were tied to a bank’s total assets, where banks with assets at or below $10 billion had less stringent reporting requirements and banks with more than $10 billion had increasingly more stringent requirements, as the size of the bank increased.
In November 2019, five federal banking agencies issued a final rule revising certain aspects of the Volcker Rule. The final rule simplifies and streamlines compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the new rule, compliance requirements will be based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities) will have heightened compliance obligations. The new rule became effective on January 1, 2020, but banking entities will not be required to comply with the new rules until January 1, 2021.
On January 30, 2020, five federal financial regulators issued a notice of proposed rulemaking to modify the “covered funds” portion of the Volcker Rule by streamlining the rule, addressing the treatment of certain foreign funds, and permitting banking entities to offer financial services and engage in other permissible activities that do not raise concerns that the Volcker Rule was intended to address.
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
The changes resulting from the Dodd-Frank Act continue to impact our profitability, including limitations on fee income opportunities, increased compliance costs, imposition of more stringent capital, liquidity and leverage requirements that affect our business. We cannot predict what effect any newly implemented, presently contemplated or future changes in the laws or regulations or their interpretations may have on us.
Capital and Operational Requirements
The FRB, OCC and FDIC issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, due to its financial condition or actual or anticipated growth.
FNB, like other bank holding companies, through December 31, 2019 was required to maintain common equity tier 1, tier 1 and total capital (the sum of tier 1 and tier 2 capital) equal to at least 7.00%, 8.50% and 10.50%, respectively, of our total risk-weighted assets (including various off-balance sheet items). The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2019, our CET1, tier 1 and total capital ratios under these guidelines were 9.4%, 9.8% and 11.8%, respectively. At December 31, 2019, we had $343.5 million of capital securities and subordinated debt that qualified as tier 2 capital.
In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 4.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. The guidelines also provide that bank holding companies, depending on the types, quality and quantity of risk associated with its activities (e.g., acquisitions, internal growth), will be expected to maintain strong capital positions above the minimum supervisory levels without significant reliance on intangible assets. Our leverage ratio at December 31, 2019 was 8.2%.
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

Basel III Capital Rules
In July 2013, the FRB published Basel III establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including FNB and FNBPA, compared to the then-existing U.S. risk-based capital rules. Basel III defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III also addresses risk weights and other issues affecting the denominator in a banking institution’s regulatory capital ratios.
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
In addition, Basel III provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under Basel III for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as FNB. Specifically, the final rule extends the current regulatory capital treatment of MSAs, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and CET1 minority interest, tier 1 minority interest, and total capital minority interest exceeding applicable minority interest limitations. Management believes that, as of December 31, 2019, FNB and FNBPA meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

In July 2019, the federal banking agencies adopted a final rule simplifying certain aspects of Basel III, the key elements of which apply solely to banking organizations that are not subject to the advanced approaches capital rules. Under the final rule, non-advanced approaches banking organizations, such as FNB and FNBPA, apply a more simple regulatory capital treatment for MSAs; certain DTAs; investments in the capital of unconsolidated financial institutions than those currently applied; and capital issued by a consolidated subsidiary of a banking organization and held by third parties (sometimes referred to as a minority interest) that is includable in regulatory capital. Specifically, the final rule eliminates: (i) the 10 percent CET1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent CET1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent CET1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Basel III no longer has distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead now requires that non-advanced approaches banking organizations deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of CET1 capital.
Relatedly, in December 2019, the federal banking agencies issued a final rule on the capital treatment of HVCRE exposures. The final rule aligns the regulatory definition of “HVCRE exposure” with the statutory definition of “HVCRE ADC” in the Economic Growth Act. The final rule also clarifies the capital treatment for loans that finance the development of land under the revised HVCRE exposure definition and establishes the requirements for certain exclusions from HVCRE exposure capital treatment.

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
Current Expected Credit Loss Treatment
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. The new CECL standard became effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to retained earnings of approximately $52 million with an overall allowance for credit losses of approximately $300 million to $310 million as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We also expect to incur both transition costs and ongoing costs in developing and implementing the CECL methodology, and that the methodology will result in increased capital costs upon initial adoption as well as over time.
Stress Testing
As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring insured depository institutions to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and makes the requirement “periodic” rather than annual. The Economic Growth Act also provided that bank holding companies under $100 billion in assets were no longer subject to stress testing requirements and provided the FRB with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. Notwithstanding these amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. We will continue to monitor and stress test our capital consistent with the safety and soundness expectations of our banking regulators.

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
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2019.
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
Community Reinvestment Act and Fair Lending
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to and investments in low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. In its most recent CRA examination, FNBPA received a “satisfactory” rating. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.
On December 12, 2019, the OCC and the FDIC issued a proposed rule that would modernize their respective agencies’ regulations under the CRA. The proposed rule would: (i) clarify what activities qualify for CRA credit and (ii) require banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail deposits, thus, creating two assessment areas: a deposit-based assessment area and a facility-based assessment area.
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, HUD, and other regulators. Fair lending laws include the Equal Credit Opportunity Act and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. Given recent changes in the enforcement policies and priorities of the DOJ and CFPB, the extent to which such coordination will continue to occur in the near term is uncertain. FNBPA is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.
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

Cybersecurity

The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services. In October 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cybersecurity risk-management and resilience standards that would apply to large and interconnected banking organizations and to services provided by third parties to these firms. These enhanced standards would apply only to depository institutions and depository institution holding companies with total consolidated assets of $50 billion or more; however, it is possible that, if these enhanced standards are implemented, the OCC will consider them in connection with the examination and supervision of banks below the $50 billion threshold. The federal banking agencies have not yet taken further action on these proposed standards. The OCC, however, as part of its bank supervision operational plan has prioritized review of national bank’s information security, data protection and third-party risk management, including the extent to which national banks are positioned to assess the evolving cyber-threat environment and maintain resilient defenses against such threats.
In February 2018, the SEC announced interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. The guidance provides the SEC’s views about public companies’ disclosure obligations under existing law with respect to matters involving cybersecurity risk and incidents.  It also addresses the importance of cybersecurity policies and procedures and the application of disclosure controls and procedures, insider trading prohibitions, and Regulation FD and selective disclosure prohibitions in the cybersecurity context. FNB has reviewed and assessed the SEC guidance in connection with its business operations.
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

As discussed, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an insured depository institution with total assets of more than $10 billion, FNBPA is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt more strict consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. We continuously evaluate the impact of the consumer rules issued by the CFPB to determine if they will have any long-term impact on our mortgage loan origination and servicing activities. Compliance with these rules will likely increase our overall regulatory compliance costs and decrease fee income opportunities. The CFPB has historically been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The federal financial regulatory agencies, including the OCC and state attorneys general, have also become increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
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
Dividend Restrictions
Our primary source of funds for cash distributions to our stockholders, and funds used to pay principal and interest on our indebtedness, is dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to FNB, including requirements to maintain capital above regulatory minimums. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of its net income for the current year combined with its retained net income for the two preceding years. The OCC has the authority to prohibit the payment of dividends by a national bank on the bases that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition to dividends from FNBPA, other sources of parent company liquidity for FNB include cash, short-term investments and issuance of debt instruments, as well as dividends and loan repayments from other subsidiaries.
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
The Change in Bank Control Act prohibits a person, entity or group of persons or entities acting in concert, from acquiring “control” of a bank holding company or bank unless the FRB has been given prior notice and has not objected to the transaction. Under current FRB regulations, the acquisition of 10% or more (but less than 25%) of the voting stock of a corporation would, under the circumstances set forth in the regulations, create a rebuttable presumption of acquisition of control of the corporation.
On January 30, 2020, the FRB finalized a rule to codify and simplify its interpretations and opinions regarding regulatory presumptions of control. The rule, which will be effective April 1, 2020, will likely have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in non-bank companies.
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
Separately, in June 2019, pursuant to the study conducted by the SEC that was required by the Dodd-Frank Act, the SEC adopted Regulation Best Interest, which, among other things, established a new standard of conduct for a broker-dealer to act in the best interest of a retail consumer when making a recommendation of any securities transaction or investment strategy involving securities to such consumer. The new rule by the SEC requires us to review and possibly modify our compliance activities, which is causing us to incur some additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures.
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

ITEM 1A.    RISK FACTORS
FNB is subject to numerous risks, many of which are inherent to our business. As a financial services organization, we must balance revenue generation and profitability with the risks associated with our business activities. For information about how our risk oversight and management process operates, see Item 7 of this Report, MD&A – "Risk Management.” The following discussion highlights specific risks that could affect us and our business, financial condition, results of operations and cash flows. Based on the information currently known, FNB believes that the following information identifies the material risk factors affecting us. The risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect our business.
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
Lending money is an essential part of the banking business. However, for various reasons, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;

•	changes in economic conditions that impact certain geographic markets or industries;

•	fluctuations in interest rates on adjustable rate loans;

•	the duration of the loan; and

•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.
Generally, commercial loans and leases present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of its business and income stream. In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral. These types of loans, however, have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial and industrial products. At December 31, 2019, commercial loans and leases comprised 63.2% of our loan portfolio and consumer loans comprised 36.8% of our loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of MD&A, which is included in Item 7 of this Report.

Our mortgage banking profitability could be significantly reduced if we are not able to originate and resell a high volume of mortgage loans.
Mortgage banking is generally considered a volatile source of income because it depends largely on the volume of loans we originate and sell in the secondary market. If our originations of mortgage loans decrease, resulting in fewer loans that are available to be sold to investors, this would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income.

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
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Liquidity is needed to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity risk is the potential that we will be unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Our preferred sources for funding are deposits and customer repurchase agreements, which are low cost and stable sources of funding for us. We compete with commercial banks, savings banks and credit unions, as well as non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies, for deposits and customer repurchase agreements. If we are unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund our loan growth and liquidity objectives, we may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements or cause us to source funds from third-party providers which may be higher cost funding.
Secondary sources of liquidity include principal and interest payments on loans; principal and interest payments on investment securities; sale, maturity and prepayment of investment securities; net cash provided from operations; FHLB advances and subordinated notes issued through one of our subsidiaries, which are fully and unconditionally guaranteed by us.
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
The level of the allowance for credit losses reflects the judgment and estimates of management regarding the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. Determination of the allowance is inherently subjective and is based on factors that are susceptible to significant change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for credit losses, we will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. For additional discussion relating to this matter, refer to the Allowance and Provision for Credit Losses section of MD&A, which is included in Item 7 of this Report.
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
The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. An important function of the FRB is to regulate the national supply of bank credit and certain interest rates. The actions of the FRB influence the rates of interest that FNBPA may charge on loans and what FNBPA may pay on borrowings and interest-bearing deposits and can also affect the value of FNB’s and FNBPA’s on-balance sheet and off-balance sheet financial instruments. Principally due to the impact of rates and by controlling access to direct funding from the FRB, the FRB’s policies also influence to a significant extent, FNBPA’s cost of funding. We cannot predict the nature or timing of future changes in monetary, fiscal, tax and other policies or the effects that may be implemented by the current Administration or a newly elected Administration and that they may have on FNBPA’s and other affiliates’ activities and financial results.
Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect revenue, expenses, and the value of those financial instruments

In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (ARRC), a committee of U.S. financial market participants, has proposed the Secured Overnight Financing Rate (SOFR) as the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. Although ARRC has not made a final determination regarding an alternative to LIBOR, currently it has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have a significant number of obligations, loans, deposits, derivatives, and other financial instrument contracts that are indexed to LIBOR and are actively monitoring this activity and evaluating the related risks.  The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

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
Additionally, we may seek growth by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for our financial institution subsidiaries. We may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to our overall operations. Following each acquisition, we must expend substantial resources to integrate the entities. The integration of non-banking entities often involves combining different industry cultures and business methodologies. The failure to integrate acquired entities successfully with our existing operations may adversely affect our results of operations and financial condition. As we grow, our regulatory costs also may become more significant.
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
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the United States as a whole. Difficult economic and employment conditions in the market areas FNB serves could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	demand for our loans, deposits and services may decline;

•	loan delinquencies, problem assets, foreclosures and charge-offs may increase;

•	weak economic conditions could limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;

•	collateral for our loans may decline in value; and

•	the amount of our low-cost or non-interest-bearing deposits may decrease.
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
Significant guidance issued in 2016 was FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as “CECL,” which introduced new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. It also modifies the impairment model for debt securities AFS and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The impact of CECL will be dependent on the portfolio composition, credit quality and economic conditions at the time of adoption and continuing thereafter. For further information regarding new or updated standards, see Note 2, “New Accounting Standards” of the Notes to Consolidated Financial Statements.

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
We operate in a highly regulated environment and our businesses are subject to supervision and regulation by several governmental agencies, including the SEC, FRB, OCC, CFPB, FDIC, FSOC, DOJ, UST, FINRA, HUD and state attorneys general and banking, financial services, and securities regulators. Regulations are generally intended to provide protection for depositors, borrowers and other customers, as well as the stability of the financial services industry, rather than for investors in our securities. We are subject to changes in federal and state law, regulations, governmental policies, agency supervisory and enforcement policies and priorities, and tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit our growth and the return to investors by restricting such activities as, for example:

•	the payment of dividends and stock repurchases;

•	balance sheet growth;

•	investments;

•	loans and interest rates;

•	assessments of fees, such as overdraft and electronic transfer interchange fees;

•	the provision of securities, insurance, brokerage or trust services;

•	mergers with or acquisitions of other institutions or branches;

•	the types of non-deposit activities in which our subsidiaries may engage; and

•	offering of new products and services.
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

The current Administration has advocated and pursued approaches to reduce financial services banking regulation, supervision and enforcement. In 2017 and early 2018, Congress confirmed a new Chairman of the FRB, a new Comptroller of the Currency and a new Vice Chairman for Supervision at the FRB, a new Chairwoman of the FDIC and a new Director of the CFPB. At this time, the full impact of the current Administration approach to financial services regulation is uncertain. Likewise, it is also difficult to predict the impact that any legislative or regulatory changes will have on our competitors and on the financial services industry as a whole. Regardless, our results of operations also could be adversely affected by changes in the way in which existing statutes, regulations, and laws are interpreted or applied by courts and government agencies as advocated by the current or a new Administration. In view of the fact that 2020 is a presidential election year, the election of a new Administration will likely result in a more expansive approach to financial services regulation.
Increases in or required prepayments of FDIC insurance premiums may adversely affect our earnings.
In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions. Pursuant to the Dodd-Frank Act, the minimum reserve ratio for the DIF was increased from 1.15% to 1.35% of estimated insured deposits, or the assessment base, and the FDIC was directed to take the steps needed to cause the reserve ratio of the DIF to reach 1.35% of estimated insured deposits by September 30, 2020. The DIF achieved this level in the third quarter of 2018. As part of its long-range management plan to ensure that the DIF is able to maintain a positive balance despite banking crises and steady, moderate assessment rates, despite economic and credit cycles, the FDIC set the DIF’s designated reserve ratio at 2% of estimated insured deposits. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion, so smaller community banks will be spared the cost of funding the increase in the minimum reserve ratio. Moreover, as a result of the TCJA’s disallowance of the deduction of FDIC deposit insurance premium payments for certain banking organizations, the after-tax cost of our deposit insurance premium payments has increased.
We generally have limited ability to control the amount of premiums that we are required to pay for FDIC insurance. Any future increases in or required prepayments of FDIC insurance premiums may adversely affect our financial condition and results of operations. In light of our status as a large bank, FNBPA may be required to pay additional amounts to the DIF, which could have an adverse effect on our earnings. If FNBPA’s deposit insurance premium assessment rate increases again, either because of our risk classification, a change in the concentration of our loan portfolio, emergency assessments, or because of another uniform increase, our earnings could be further adversely impacted.
An interruption in or breach in security of our information systems, or other cybersecurity risks, could result in a loss of customer business, increased compliance and remediation costs, civil litigation or governmental regulatory action, and have an adverse effect on our results of operations, financial condition and cash flows.
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
The additional cost of our day-to-day cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third-party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cybersecurity. We may also need to expend substantial resources to comply with the data security breach notification requirements adopted by banking regulators and the states, which have varying levels of individual, consumer, regulatory or law enforcement notification and remediation requirements in certain circumstances in the event of a security breach.
Cybersecurity risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability.
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
Our brand and our reputation are key assets of FNB. Our ability to attract and retain banking, insurance, wealth management and corporate clients and employees is highly dependent upon external perceptions of our level of service, security, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage our reputation among existing customers and corporate clients and employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. The Pittsburgh headquarters, which are leased, are also occupied by employees of the Community Banking, Wealth Management and Insurance segments, including customer support and operations personnel. We also lease office space for regional headquarters in the Cleveland, Ohio, Baltimore, Maryland, and Raleigh and Charlotte, North Carolina markets. In Hermitage, Pennsylvania, we continue to maintain administrative offices, as well as offices for personnel of the Community Banking and Wealth Management segments, in a six-story office building, and a data processing and technology center in a two-story office building, both of which are owned by us. Additionally, we lease other office space in Harrisburg and Hermitage, Pennsylvania, and in Raleigh, North Carolina which house various support departments.
The operating leases for the branches/retail offices of the Community Banking segment expire at various dates through the year 2038 and generally include options to renew. For additional information regarding the lease commitments, see Note 10, “Operating Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Following is a table that shows the branches/retail offices, by state, and the branches/retail offices owned and leased for the Community Banking segment:

December 31, 2019	Community Banking
Pennsylvania	218
Ohio	30
Maryland	27
West Virginia	2
North Carolina	88
South Carolina	4
Total number of branches/retail offices	369
Total branches/retail offices owned	214
Total branches/retail offices leased	155

ITEM 3.    LEGAL PROCEEDINGS
We are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These claims result from ordinary business activities relating to our current and/or former operations. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, we believe that we have valid defenses for all asserted claims. In accordance with applicable accounting guidance, when a loss is considered probable and reasonably estimable, we, in conjunction with internal and outside counsel handling the matter, record a liability in the amount of our best estimate for the ultimate loss. We continue to monitor the matter for further developments that could affect the amount of the accrued liability that has previously been established.
Litigation expense represents a key area of judgment and is subject to uncertainty and factors outside of our control. Significant judgment is required in making these estimates and our financial liabilities may ultimately be more or less than the current estimate.
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 15, “Commitments, Credit Risk and Contingencies” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, and which is incorporated herein by reference in response to this Item.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age and principal occupation for each of our executive officers as of January 31, 2020 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	55	President and Chief Executive Officer of FNB; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	57	Chief Financial Officer of FNB; Executive Vice President of FNBPA

Gary L. Guerrieri	59	Chief Credit Officer of FNB; Executive Vice President of FNBPA

James G. Orie	61	Chief Legal Officer and Corporate Secretary of FNB; Executive Vice President of FNBPA

James L. Dutey	46	Corporate Controller and Senior Vice President of FNB

Robert M. Moorehead	65	Chief Wholesale Banking Officer of FNBPA

Barry C. Robinson	56	Chief Consumer Banking Officer of FNBPA
There are no family relationships among any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by our Board of Directors, subject in certain cases to the terms of an employment agreement between the officer and us.

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “FNB.” As of January 31, 2020, there were 16,169 holders of record of our common stock.
The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲), and the Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2014, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

Source: S & P Global Market Intelligence

ITEM 6.    SELECTED FINANCIAL DATA

		(1)	(2)	(3)	(4)
Year Ended December 31	2019	2018	2017	2016	2015
(Dollars in millions, except per share data)
Total interest income	$1,247	$1,170	$980	$679	$547
Total interest expense	330	238	134	67	49
Net interest income	917	932	846	612	498
Provision for credit losses	44	61	61	56	40
Total non-interest income	294	276	252	201	162
Total non-interest expense	696	695	681	511	391
Net income	387	373	199	171	160
Net income available to common stockholders	379	365	191	163	152
At Year-End
Total assets	$34,615	$33,102	$31,418	$21,845	$17,558
Net loans	23,093	21,973	20,823	14,739	12,048
Deposits	24,786	23,455	22,400	16,066	12,623
Short-term borrowings	3,216	4,129	3,678	2,503	2,049
Long-term borrowings	1,340	627	668	539	641
Total stockholders’ equity	4,883	4,608	4,409	2,572	2,096
Per Common Share
Basic earnings per share	$1.17	$1.13	$0.63	$0.79	$0.87
Diluted earnings per share	1.16	1.12	0.63	0.78	0.86
Cash dividends declared	0.48	0.48	0.48	0.48	0.48
Book value	14.70	13.88	13.30	11.68	11.34
Tangible book value (non-GAAP) (5)	7.53	6.68	6.06	6.53	6.38
Ratios
Return on average assets	1.14%	1.16%	0.68%	0.83%	0.96%
Return on average tangible assets (non-GAAP) (5)	1.26	1.29	0.78	0.91	1.05
Return on average equity	8.14	8.30	4.89	6.84	7.70
Return on average tangible common equity (non-GAAP) (5)	16.84	18.41	10.90	12.76	14.33
Equity to assets (period-end)	14.11	13.92	14.03	11.77	11.94
Tangible equity to tangible assets (period-end) (non-GAAP) (5)	7.91	7.39	7.11	7.16	7.35
Common equity to assets (period-end)	13.80	13.60	13.69	11.28	11.33
Tangible common equity to tangible assets (period-end) (non-GAAP) (5)	7.58	7.05	6.74	6.64	6.71
Average equity to average assets	14.05	13.97	13.98	12.09	12.48
Dividend payout ratio	41.45	42.96	74.61	62.43	55.74

(1)	On August 31, 2018, we completed the sale of Regency.

(2)	On March 11, 2017, we completed our acquisition of YDKN.

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

(5)	Refer to the Reconciliations of Non-GAAP Financial Measures and Key Performance Indicators to GAAP section in Item 7, “MD&A,” of this Report.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations and financial condition. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Report. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

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

•
Business and operating results can also be affected by widespread natural and other disasters, epidemics, pandemics or contagious diseases, dislocations, terrorist activities, system failures, security breaches, significant political events, cyberattacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.

•
Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain management. These developments could include:

◦
Changes resulting from a change in the U.S. presidential administration or legislative and regulatory reforms, including changes affecting oversight of the financial services industry, consumer protection, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.

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

◦
The impact on our financial condition, results of operations, financial disclosures and future business strategies related to the upcoming implementation of the new FASB ASU 2016-13 Financial Instruments - Credit Losses commonly referred to as the “current expected credit loss” standard, or CECL.

The risks identified here are not exclusive. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and Risk Management sections in this Annual Report on Form 10-K (including the MD&A section), our subsequent 2020 Quarterly Reports on Form 10-Q's (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which will be available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

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
Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views the determination of the allowance for credit losses, accounting for loans acquired in a business combination, fair value of financial instruments, goodwill and other intangible assets, income taxes and deferred tax assets and litigation reserves to be critical accounting policies.
Allowance for Credit Losses
The allowance for credit losses addresses credit losses inherent in the existing loan portfolio and in unfunded loan commitments and standby letters of credit at the balance sheet date and is presented as a reserve against loans and other liabilities, respectively, on the Consolidated Balance Sheets.
Management’s assessment of the appropriateness of the allowance for credit losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other risk factors concerning the economic environment. These analyses involve judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan, all of which may be susceptible to significant change.
Loans with similar risk characteristics are categorized into pools based on loan type and by internal risk rating for commercial loans, or payment performance and credit score for consumer loans. There is judgment involved in setting internal commercial risk ratings, including an evaluation of the borrower’s current financial condition and ability to repay the loan. Transition matrices are generated on a monthly basis to determine probabilities of default, while historical loss experience is used to generate loss given default results for the pools. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the transition matrices and historical loss experience analysis may not be representative of actual unrealized losses inherent in the portfolio.
Management evaluates the impact of various qualitative factors which pose additional risks that may not be adequately addressed in the analyses described above. Expected loss rates for each loan category may be adjusted for levels of and trends in loan volumes, net charge-offs, delinquency and non-performing loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. Economic factors influencing management’s estimate of allowance for credit losses include, but are not limited to, uncertainty of the labor markets, industrial presence, commercial real estate activity and residential real estate values. The determination of this qualitative component of the allowance for credit losses involves a high degree of subjectivity and is particularly dependent on the judgment of management. To the extent actual outcomes differ from management estimates, additional provisions for credit losses could be required that may affect our earnings or financial position in future periods.
The Provision for Credit Losses section in the Results of Operations includes a discussion of the factors affecting changes in the allowance for credit losses during the current period. See Note 1, “Summary of Significant Accounting Policies” and Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements for further information on the allowance for credit losses.
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
See Note 1, “Summary of Significant Accounting Policies” and Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements for further discussion of accounting for loans acquired in a business combination.
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and determine fair value disclosures. Additionally, from time to time we may be required to record at fair value other assets on a non-recurring basis, such as loans held for sale, certain impaired loans, OREO and certain other assets. The accounting guidance for fair value measurements includes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Judgment is required to determine which level of the three-level hierarchy certain assets or liabilities measured at fair value are classified.
Fair value represents the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. We use significant and complex estimates, assumptions and judgments when assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Where available, fair value and information used to record valuation adjustments for certain assets or liabilities is based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists. When such third-party information is not available, we may estimate fair value by using cash flow and other financial modeling techniques. Our assumptions about what a market participant would use in pricing an asset or liability is developed based on the best information available in the circumstances. These estimates are inherently subjective and can result in significant changes in the fair value estimates over the life of the asset or liability. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility.

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
The value of goodwill and other identifiable intangibles is dependent upon our ability to provide high quality, cost-effective services in the face of competition. As such, these values are supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment in value, which could result in additional expense and adversely impact earnings in future periods.
Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.
Determining fair values of each reporting unit, of its individual assets and liabilities, and also of other identifiable intangible assets requires considering market information that is publicly available, as well as the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Inputs used in determining fair values where significant estimates and assumptions are necessary include discounted cash flow calculations, market comparisons and recent transactions, projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates and determination and evaluation of appropriate market comparables.
See Note 1, “Summary of Significant Accounting Policies” and Note 9, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for further discussion of accounting for goodwill and other intangible assets.
Income Taxes and Deferred Tax Assets
We are subject to the income tax laws of federal, state and other taxing jurisdictions where we conduct business. The laws are complex and subject to different interpretations by the taxpayer and various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex tax statutes, related regulations and case law. In the process of preparing our tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the taxing authorities or based on management’s ongoing assessment of the facts and evolving case law.

We determine deferred income taxes using the balance sheet method. Under this method, the net DTA or DTL is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and recognizes the effect of enacted changes in tax rates and laws in the period in which they occur. That effect would be included in income in the reporting period that includes the enactment date of the change. See the Results of Operations, Income Taxes section later in this MD&A for further tax-related discussion.
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
Litigation expense represents a key area of judgment and is subject to uncertainty and factors outside of our control. Significant judgment is required in making these estimates and our financial liabilities may ultimately be more or less than the current estimate. See our policy on establishing accruals for litigation in Note 15, "Commitments, Credit Risk and Contingencies" in the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2019 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.

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
These non-GAAP financial measures should be viewed as supplemental in nature, and not as a substitute for, or superior to, our reported results prepared in accordance with GAAP. When non-GAAP financial measures are disclosed, the SEC's Regulation G requires: (i) the presentation of the most directly comparable financial measure calculated and presented in accordance with GAAP and (ii) a reconciliation of the differences between the non-GAAP financial measure presented and the most directly comparable financial measure calculated and presented in accordance with GAAP. Reconciliations of non-GAAP operating measures to the most directly comparable GAAP financial measures are included later in this report under the heading “Reconciliations of Non-GAAP Financial Measures and Key Performance Indicators to GAAP”.
Management believes charges such as merger expenses, branch consolidation costs, certain service charge refunds and special one-time 401(k) contributions related to tax reform are not organic costs to run our operations and facilities. These charges are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branch without any useful ongoing benefit to us. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of a business are not organic to our operations.
To provide more meaningful comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable- equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2019 and 2018 periods were calculated using a federal statutory income tax rate of 21% provided under the TCJA (effective January 1, 2018).  Amounts for the 2017 periods were calculated using the previously applicable statutory federal income tax rate of 35%.

OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2019, we had 369 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.

FINANCIAL SUMMARY

For 2019, net income available to common stockholders was a record $379.2 million or $1.16 per diluted common share, compared to $364.8 million or $1.12 per diluted common share for 2018. We also achieved record non-interest income with significant contributions across our fee businesses of capital markets, mortgage banking, trust and insurance. Despite a challenging interest rate environment where the FOMC lowered the target Fed Funds rate by 75 basis points in 2019, we achieved record revenue of $1.2 billion, an increase of 0.3% from 2018. During 2019, $4.5 million of branch consolidation costs and $4.3 million of service charge refunds impacted pretax earnings. In 2019, we continued to focus on expense management, while investing in technology, infrastructure and our people. During 2018, the $5.1 million gain from the sale of Regency, branch consolidation costs of $6.6 million and a $0.9 million discretionary 401(k) contribution following tax reform impacted pretax earnings.

We delivered solid loan and deposit growth, while maintaining our risk profile. Credit quality trends remained positive and we ended a successful 2019 in a more favorable capital position. Tangible book value (non-GAAP) increased 13%, while we returned nearly $160 million in dividends to our shareholders. The ratio of tangible common equity to tangible assets (non-GAAP) increased 53 basis points to 7.58%.
Income Statement Highlights (2019 compared to 2018)

•	Net income available to common stockholders was $379.2 million, compared to $364.8 million, up 3.9%.

•	Operating net income available to common stockholders (non-GAAP) was $386.1 million, compared to $366.7 million, up 5.3%.

•	Earnings per diluted common share was $1.16, compared to $1.12, an increase of 3.6%.

•	Operating earnings per diluted common share (non-GAAP) was $1.18, compared to $1.13, an increase of 4.4%.

•	Net interest income was $917.2 million, compared to $932.5 million.

•
Net interest margin (FTE) (non-GAAP) declined 22 basis points to 3.17% from 3.39%, primarily due to the sale of Regency, a lower level of cash recoveries on acquired loans and the impact from the lower interest rate environment. Regency contributed 8 basis points to net interest margin (FTE) in 2018.

•	Non-interest income was $294.3 million, compared to $275.7 million.

•	Non-interest expense was $696.1 million, compared to $694.5 million.

•	The provision for credit losses of $44.6 million supported strong loan growth and exceeded net charge-offs of $28.3 million. The low level of net charge-offs reflects favorable credit quality.

•
The net charge-offs to total average loans ratio decreased to 0.12%, compared to 0.26%, indicative of continued favorable credit quality trends and the sale of Regency in 2018. Included in 2018 was 3 basis points of net charge-offs from the mark to fair value on the Regency loans prior to the sale, with no associated provision expense.

•	Income tax expense increased $4.0 million, or 5.1%, primarily due to higher pretax earnings; both years were impacted by renewable energy tax credits.

•	The effective tax rate was 17.7%, compared to 17.6%.

•	The efficiency ratio (non-GAAP) was 54.5%, compared to 54.8%.

•	Return on average tangible common equity ratio (non-GAAP) of 16.84%, compared to 18.41%.
Balance Sheet Highlights (period-end balances, 2019 compared to 2018, unless otherwise indicated)

•	Total assets were $34.6 billion, compared to $33.1 billion, an increase of $1.5 billion, or 4.6%.

•	Growth in total average loans was $1.2 billion, or 5.5%, with average commercial loan growth of $0.8 billion, or 6.0%, and average consumer loan growth of $0.4 billion, or 4.7%.

•
Total average deposits grew $1.2 billion, or 5.4%, including an increase in average non-interest-bearing deposits of $0.3 billion, or 4.9%, an increase in average interest-bearing demand deposits of $0.7 billion, or 7.7%, and an increase in average time deposits of $0.2 billion, or 4.9%.

•	We issued $120 million of 4.95% fixed-to-floating rate subordinated notes due 2029.

•	The ratio of loans to deposits was 94.0%, compared to 94.4%.

•
Total stockholders’ equity was $4.9 billion, compared to $4.6 billion, an increase of $0.3 billion, or 6.0%, since December 31, 2018, primarily driven by an increase in earnings and in AOCI. Additionally, the dividend payout ratio for 2019 was 41.45% compared to 42.96%.

•	The delinquency ratio for the originated portfolio was 0.71%, compared to 0.64%.

•	The ratio of the allowance for loan losses to total loans and leases was 0.84%, compared to 0.81%.

•	Tangible book value per share (non-GAAP) of $7.53 increased 13% from year-end 2018.

•	Tangible common equity to tangible assets (non-GAAP) of 7.58%, increased 53 basis points from year-end 2018.

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Net income available to common stockholders for 2019 was $379.2 million or $1.16 per diluted common share, compared to net income available to common stockholders for 2018 of $364.8 million or $1.12 per diluted common share. Operating earnings per diluted common share (non-GAAP) was $1.18 for 2019 compared to $1.13 for 2018. The results for 2019 included $4.5 million of branch consolidation costs and $4.3 million of service charge refunds. In comparison, the results for 2018 included a $5.1 million gain recognized from the sale of Regency, the impact of $6.6 million of costs related to branch consolidations and the impact of a $0.9 million discretionary 401(k) contribution made following tax reform. Average diluted common shares outstanding increased 0.4 million shares, or 0.1%, to 326.1 million shares for 2019.

The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:
TABLE 1

	Year Ended December 31		$ Change	% Change
(in thousands, except per share data)	2019	2018
Net interest income	$917,239	$932,489	$(15,250)	(1.6)%
Provision for credit losses	44,561	61,227	(16,666)	(27.2)
Non-interest income	294,266	275,651	18,615	6.8
Non-interest expense	696,128	694,532	1,596	0.2
Income taxes	83,567	79,523	4,044	5.1
Net income	387,249	372,858	14,391	3.9
Less: Preferred stock dividends	8,041	8,041	—	—
Net income available to common stockholders	$379,208	$364,817	$14,391	3.9%
Earnings per common share – Basic	$1.17	$1.13	$0.04	3.5%
Earnings per common share – Diluted	1.16	1.12	0.04	3.6
Cash dividends per common share	0.48	0.48	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 2

Year Ended December 31	2019	2018

Return on average equity	8.14%	8.30%
Return on average tangible common equity (2)	16.84%	18.41%
Return on average assets	1.14%	1.16%
Return on average tangible assets (2)	1.26%	1.29%
Book value per common share (1)	$14.70	$13.88
Tangible book value per common share (1) (2)	$7.53	$6.68
Equity to assets (1)	14.11%	13.92%
Average equity to average assets	14.05%	13.97%
Common equity to assets (1)	13.80%	13.60%
Tangible equity to tangible assets (1) (2)	7.91%	7.39%
Tangible common equity to tangible assets (1) (2)	7.58%	7.05%
Dividend payout ratio	41.45%	42.96%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

TABLE 3

	Year Ended December 31
	2019			2018			2017
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$73,834	$4,404	5.96%	$62,100	$1,347	2.17%	$94,261	$894	0.95%
Federal funds sold	—	—	—	—	—	—	1,129	8	0.72
Taxable investment securities (1)	5,296,830	126,101	2.38	5,247,250	118,614	2.26	4,824,688	97,843	2.03
Tax-exempt investment securities (1) (2)	1,121,026	40,155	3.58	1,008,944	35,438	3.51	720,039	30,056	4.17
Loans held for sale	102,344	5,386	5.26	47,761	2,841	5.95	89,558	5,672	6.33
Loans and leases (2) (3)	22,776,639	1,085,094	4.76	21,581,629	1,025,229	4.75	19,520,234	864,619	4.43
Total interest-earning assets (2)	29,370,673	1,261,140	4.29	27,947,684	1,183,469	4.23	25,249,909	999,092	3.96
Cash and due from banks	382,144			366,971			344,791
Allowance for credit losses	(191,171)			(181,019)			(167,364)
Premises and equipment	330,920			329,151			324,092
Other assets	3,958,197			3,675,710			3,379,681
Total assets	$33,850,763			$32,138,497			$29,131,109
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$10,123,701	104,236	1.03	$9,396,339	62,876	0.67	$8,927,700	32,822	0.37
Savings	2,532,456	8,535	0.34	2,558,370	6,007	0.23	2,477,644	2,796	0.11
Certificates and other time	5,268,208	103,852	1.97	5,022,607	73,341	1.46	3,770,172	35,964	0.95
Total interest-bearing demand deposits	17,924,365	216,623	1.21	16,977,316	142,224	0.84	15,175,516	71,582	0.47
Short-term borrowings	3,551,135	79,990	2.24	3,917,858	74,439	1.89	3,761,297	43,969	1.16
Long-term borrowings	1,108,135	33,167	2.99	641,379	21,047	3.28	634,107	18,341	2.89
Total interest-bearing liabilities	22,583,635	329,780	1.46	21,536,553	237,710	1.10	19,570,920	133,892	0.68
Non-interest-bearing demand	6,128,196			5,843,429			5,264,256
Other liabilities	381,467			267,682			222,233
Total liabilities	29,093,298			27,647,664			25,057,409
Stockholders’ equity	4,757,465			4,490,833			4,073,700
Total liabilities and stockholders’ equity	$33,850,763			$32,138,497			$29,131,109
Net interest-earning assets	$6,787,038			$6,411,131			$5,678,989
Net interest income (FTE) (2)		931,360			945,759			865,200
Tax-equivalent adjustment		(14,121)			(13,270)			(18,766)
Net interest income		$917,239			$932,489			$846,434
Net interest spread			2.83%			3.13%			3.28%
Net interest margin (2)			3.17%			3.39%			3.43%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)
The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2019 and 2018 and 35% in 2017. The yield on earning assets and the net interest margin are presented on an FTE basis. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) of $931.4 million for 2019 decreased $14.4 million, or 1.5%, from $945.8 million for 2018. Average interest-earning assets increased $1.4 billion, or 5.1%, and average interest-bearing liabilities increased $1.0 billion, or 4.9%, from 2018, due to organic growth in loans and deposits and benefits from our expanded banking footprint in our southeastern markets. Our net interest margin FTE (non-GAAP) was 3.17% for 2019, compared to 3.39% for 2018, reflecting the sale of Regency in the third quarter of 2018, a lower level of cash recoveries on acquired loans, higher interest paid on interest-bearing liabilities and impact from the lower interest rate environment. During 2019, we recognized $7.7 million of higher incremental purchase accounting accretion and $10.3 million of lower cash recoveries compared to 2018. Incremental purchase accounting accretion refers to the difference between total accretion and the estimated coupon interest income on loans acquired in a business combination. Additionally, Regency contributed $22.5 million or 0.08% to net interest margin in 2018. The FOMC lowered the target Fed Funds rate by 75 basis points in 2019.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volume and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 4

	2019 vs 2018			2018 vs 2017
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$298	$2,759	$3,057	$(305)	$758	$453
Federal funds sold	—	—	—	(4)	(4)	(8)
Securities (2)	7,542	4,662	12,204	19,150	7,004	26,154
Loans held for sale	2,611	(66)	2,545	(2,606)	(226)	(2,832)
Loans and leases (2)	49,717	10,148	59,865	88,930	71,679	160,609
Total interest income (2)	60,168	17,503	77,671	105,165	79,211	184,376
Interest Expense (1)
Deposits:
Interest-bearing demand	10,457	30,903	41,360	2,524	27,530	30,054
Savings	1,130	1,398	2,528	553	2,654	3,207
Certificates and other time	3,739	26,772	30,511	15,034	22,348	37,382
Short-term borrowings	(7,079)	12,630	5,551	2,162	28,306	30,468
Long-term borrowings	12,559	(439)	12,120	349	2,357	2,706
Total interest expense	20,806	71,264	92,070	20,622	83,195	103,817
Net change (2)	$39,362	$(53,761)	$(14,399)	$84,543	$(3,984)	$80,559

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21% in 2019 and 2018 and 35.0% in 2017. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $1.3 billion for 2019, increased $77.7 million or 6.6% from 2018, primarily due to increased interest-earning assets and higher average interest rates. This was partially offset by lower cash recoveries on acquired loans and the lower rate environment in the second half of 2019. During 2019 and 2018, we recognized $35.9 million and $38.4 million, respectively, in incremental purchase accounting accretion and cash recoveries on loans acquired in business combinations, which included $7.7 million of higher incremental purchase accounting accretion and $10.3 million of lower cash recoveries. The increase in interest-earning assets was primarily driven by a $1.2 billion, or 5.5%, increase in average loans and leases, due to solid origination activity across our footprint and successful sales management. Additionally, average securities increased $0.2 billion, or 2.6%, primarily as a result of increases in collateralized mortgage obligations of $466.1 million and states of the U.S. and political subdivisions of $112.3 million, partially offset by a decrease of $393.1 million in mortgage-backed securities. The yield on average interest-earning assets (non-GAAP) increased 6 basis points from 2018 to 4.29% for 2019. The 6 basis point increase in earning asset yields was driven by an increase in average yields on both investments and loans including higher purchase accounting accretion and lower cash recoveries on loans acquired in business combinations. During the second quarter of 2018, we sold underperforming acquired and originated small business loans with a carrying value of $42.5 million, which benefited our overall credit quality, and sold a non-strategic pool of acquired serviced-by-others mortgages with a carrying value of $38.2 million.  We recognized approximately $9.4 million in incremental purchase accounting accretion in the second quarter of 2018 related to the serviced-by-others mortgage loan sale.
Interest expense of $329.8 million for 2019 increased $92.1 million, or 38.7%, from 2018 due to higher average market rates and a change in the mix of interest-bearing liabilities, combined with growth in average interest-bearing liabilities, as interest-bearing deposits and borrowings increased over the same period of 2018. Average interest-bearing deposits increased $0.9 billion, or 5.6%, reflecting organic growth in personal and commercial relationships. Average short-term borrowings decreased $0.4 billion, or 9.4%, primarily as a result of decreases of $202.2 million in federal funds purchased, $134.6 million in short-term FHLB borrowings, $16.9 million in short-term subordinated notes and $13.0 million in customer repurchase agreements. Average long-term borrowings increased $0.5 billion or 72.8%, which reflects increases of $418.1 million in long-term FHLB borrowings and $80.8 million in subordinated debt, partially offset by a decrease of $32.5 million in junior subordinated debt. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. During the first quarter of 2019, we issued $120.0 million of 4.95% fixed-to-floating rate subordinated notes due in 2029. We used part of the proceeds from this issuance to redeem higher-rate debt including $44.0 million in junior subordinated debt and $25.0 million in other subordinated debt. The rate paid on interest-bearing liabilities increased 36 basis points to 1.46% for 2019, due primarily to higher average market interest rates. The lower interest rate environment in the second half of 2019 had a favorable impact on average interest-bearing deposit rates in the fourth quarter of 2019.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses and net charge-offs for the years 2017 through 2019:
TABLE 5

			2019 vs 2018			2018 vs 2017
(dollars in thousands)	2019	2018	$ Change	% Change	2017	$ Change	% Change
Provision for credit losses:
Originated	$37,752	$55,782	$(18,030)	(32.3)%	$64,559	$(8,777)	(13.6)%
Acquired	6,809	5,445	1,364	25.1	(3,486)	8,931	(256.2)
Total provision for credit losses	$44,561	$61,227	$(16,666)	(27.2)%	$61,073	$154	0.3%
Net loan charge-offs:
Originated	$20,724	$51,097	$(30,373)	(59.4)%	$46,668	$4,429	9.5%
Acquired	7,610	4,863	2,747	56.5	(2,916)	7,779	(266.8)
Total net loan charge-offs	$28,334	$55,960	$(27,626)	(49.4)%	$43,752	$12,208	27.9%
Net loan charge-offs / total average loans and leases	0.12%	0.26%			0.22%
Net originated loan charge-offs / total average originated loans and leases	0.11%	0.31%			0.33%
The provision for credit losses of $44.6 million during 2019 decreased $16.7 million from 2018, primarily due to a decrease of $18.0 million in the provision for the originated portfolio, which was primarily attributable to a lower level of non-performing loans and lower net charge-offs, partially offset by an increase of $1.4 million in the provision for the acquired portfolio. Net loan charge-offs of $28.3 million for 2019 decreased $27.6 million from 2018, primarily due to continued strong credit quality results in 2019 and the sale of Regency in the third quarter of 2018. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the years 2017 through 2019 is presented in the following table:
TABLE 6

			2019 vs 2018			2018 vs 2017
(dollars in thousands)	2019	2018	$ Change	% Change	2017	$ Change	% Change
Service charges	$124,285	$125,476	$(1,191)	(0.9)%	$120,432	$5,044	4.2%
Trust services	27,885	25,818	2,067	8.0	23,121	2,697	11.7
Insurance commissions and fees	20,463	18,312	2,151	11.7	19,063	(751)	(3.9)
Securities commissions and fees	17,088	17,545	(457)	(2.6)	15,286	2,259	14.8
Capital markets income	33,224	21,366	11,858	55.5	16,603	4,763	28.7
Mortgage banking operations	31,689	21,940	9,749	44.4	19,977	1,963	9.8
Dividends on non-marketable equity securities	18,641	15,553	3,088	19.9	9,222	6,331	68.7
Bank owned life insurance	11,794	13,500	(1,706)	(12.6)	11,693	1,807	15.5
Net securities gains	70	34	36	105.9	5,916	(5,882)	(99.4)
Other	9,127	16,107	(6,980)	(43.3)	11,136	4,971	44.6
Total non-interest income	$294,266	$275,651	$18,615	6.8%	$252,449	$23,202	9.2%
Total non-interest income of $294.3 million for 2019 increased $18.6 million, or 6.8%, from $275.7 million in 2018. On an operating basis, non-interest income increased $26.1 million, or 9.5%. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $124.3 million for 2019 decreased slightly by $1.2 million, or 0.9%, from $125.5 million in 2018. The decrease was due to a significant item impacting earnings of $4.3 million of service charge refunds offset by organic growth in loan and deposit accounts.
Trust services of $27.9 million for 2019 increased $2.1 million, or 8.0%, from the same period of 2018, primarily driven by strong organic revenue production. The market value of assets under management increased $1.0 billion, or 19.7%, to $6.1 billion at December 31, 2019, reflecting continued strong organic growth in accounts and services in our footprint combined with strong market appreciation.
Insurance commissions and fees of $20.5 million for 2019 increased $2.2 million, or 11.7%, from $18.3 million in 2018, primarily due to the benefit of new business in the Mid-Atlantic and Carolina regions of our footprint, as well as organic growth in commercial lines.
Capital markets income of $33.2 million for 2019 increased $11.9 million, or 55.5%, from $21.4 million for 2018, reflecting strong customer-related interest rate derivative activity. The significant increase was primarily due to strong derivatives sales activity to commercial customers across our footprint, several new syndication transactions in our Washington D.C. and southeastern markets and continued contributions from our international banking business.
Mortgage banking operations income of $31.7 million for 2019 increased $9.7 million, or 44.4%, from $21.9 million for 2018, as higher sold volumes were partially offset by higher MSRs impairment and amortization. During 2019, we sold $1.7 billion of residential mortgage loans, compared to $1.2 billion for 2018. Sold loan margins for our originated-for-sale portfolio have increased by 4 basis points from 1.60% in 2018 to 1.64% in 2019 due to mix and higher retail gain on sale margins. In 2019, retail volume was 44.1% of the total sold volume, compared to 43.7% in 2018, and we benefited from an expansion in our retail margin of 13 basis points, while correspondent margins have faced competitive pressure and declined 5 basis points in 2019. During 2019, we recognized $1.1 million in net negative interest-rate related valuation adjustments on MSRs, compared to $0.5 million for 2018.
Dividends on non-marketable equity securities of $18.6 million for 2019 increased $3.1 million, or 19.9%, from $15.6 million for 2018, primarily due to an increase in the FHLB dividend rate.

Income from BOLI of $11.8 million for 2019 decreased $1.7 million, or 12.6%, from $13.5 million in 2018, primarily due to a large death claim payout during the third quarter of 2018, which resulted in additional income of $1.4 million.

Other non-interest income was $9.1 million and $16.1 million for 2019 and 2018, respectively. The biggest driver of lower other non-interest income was the $5.1 million gain on the sale of Regency in 2018. We recorded losses on fixed assets related to the branch consolidations of $1.7 million and $3.7 million during 2019 and 2018, respectively. Additionally, we recognized $3.1 million more in gains on the sale of OREO and $3.8 million less in gains on equity investments, compared to 2018.
The following table presents non-interest income excluding significant items impacting earnings:
TABLE 7

			$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest income, as reported	$294,266	$275,651	$18,615	6.8%
Significant items:
Gain on sale of subsidiary	—	(5,135)	5,135
Loss on fixed assets related to branch consolidations	1,722	3,677	(1,955)
Service charge refunds	4,279	—	4,279
Total non-interest income, excluding significant items(1)	$300,267	$274,193	$26,074	9.5%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the years 2017 through 2019 is presented in the following table:
TABLE 8

			2019 vs 2018			2018 vs 2017
(dollars in thousands)	2019	2018	$ Change	% Change	2017	$ Change	% Change
Salaries and employee benefits	$375,084	$369,630	$5,454	1.5%	$326,893	$42,737	13.1%
Net occupancy	58,416	59,679	(1,263)	(2.1)	53,787	5,892	11.0
Equipment	61,903	55,430	6,473	11.7	49,361	6,069	12.3
Amortization of intangibles	14,167	15,652	(1,485)	(9.5)	17,517	(1,865)	(10.6)
Outside services	64,006	65,682	(1,676)	(2.6)	56,113	9,569	17.1
FDIC insurance	23,294	32,959	(9,665)	(29.3)	32,902	57	0.2
Bank shares and franchise taxes	12,493	11,929	564	4.7	10,256	1,673	16.3
Merger-related	—	—	—	—	56,513	(56,513)	(100.0)
Other	86,765	83,571	3,194	3.8	78,199	5,372	6.9
Total non-interest expense	$696,128	$694,532	$1,596	0.2%	$681,541	$12,991	1.9%
Total non-interest expense of $696.1 million for 2019 increased $1.6 million, or 0.2%, from $694.5 million in 2018. On an operating basis, non-interest expense increased $2.6 million, or 0.4%. The variances in significant individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $375.1 million for 2019 increased $5.5 million, or 1.5%, from $369.6 million in 2018. The increase was primarily related to higher production-related commissions and normal merit increases, as well as the initiative to increase FNB's minimum wage to $15 per hour. The increase in salaries and employee benefits was partially offset by the impact of the sale of Regency, which was included in the first eight months of 2018. Our total full-time equivalent employees were 4,066 and 4,266 at December 31, 2019 and 2018, respectively.
Net occupancy and equipment expense of $120.3 million for 2019 increased $5.2 million, or 4.5%, from $115.1 million in 2018, primarily due to branch consolidation costs of $2.2 million for 2019 and $1.6 million in 2018, and our continued

investment in new technology. The increased technology costs included upgrades to meet customer needs via the utilization of electronic delivery channels, such as online and mobile banking, investment in infrastructure to support our larger company and expenditures deemed necessary by management to maintain proficiency and compliance with regulatory requirements.
Amortization of intangibles expense of $14.2 million for 2019 decreased $1.5 million, or 9.5%, from $15.7 million in 2018, due to the completion of amortization for a core deposit intangible from a prior acquisition.
Outside services expense of $64.0 million for 2019 decreased $1.7 million, or 2.6%, from $65.7 million in 2018, primarily due to decreases of $2.3 million in legal expense and $1.3 million in consulting fees, partially offset by an increase of $1.9 million in data processing and information technology services. The legal and consulting fees are primarily lower due to our focus on efficiency and expense control, combined with the sale of Regency, which was included in the first eight months of 2018.
Bank shares and franchise taxes expense of $12.5 million for 2019 increased $0.6 million, or 4.7%, from $11.9 million in 2018, primarily due to the increase in our capital level.
FDIC insurance of $23.3 million for 2019 decreased $9.7 million, or 29.3%, from 2018, primarily due to the elimination of the FDIC's large bank surcharge in the fourth quarter of 2018.

Other non-interest expense was $86.8 million and $83.6 million for 2019 and 2018, respectively. During 2019, loan-related expense and telephone expense increased by $4.3 million and $1.2 million, respectively, while OREO expense and insurance benefit expense decreased by $1.7 million and $1.5 million, respectively. Additionally, in 2019, there was an impairment charge of $3.2 million from a renewable energy investment tax credit transaction. The related renewable energy investment tax credits were recognized as a benefit to income taxes.
The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 9

			$	%
(dollars in thousands)	2019	2018	Change	Change
Total non-interest expense, as reported	$696,128	$694,532	$1,596	0.2%
Significant items:
Discretionary 401(k) contribution	—	(874)	874
Branch consolidations - salaries and benefits	(520)	(45)	(475)
Branch consolidations - occupancy and equipment	(2,174)	(1,609)	(565)
Branch consolidations - other	(89)	(1,285)	1,196
Total non-interest expense, excluding significant items(1)	$693,345	$690,719	$2,626	0.4%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

Year ended December 31	2019	2018	2017
(dollars in thousands)
Income tax expense	$83,567	$79,523	$157,065
Effective tax rate	17.7%	17.6%	44.1%
Statutory federal tax rate	21.0%	21.0%	35.0%
Our income tax expense for 2019 increased $4.0 million or 5.1% from 2018. The effective tax rate was 17.7% for 2019, compared to 17.6% for 2018. Both periods' tax rates are lower than the 21.0% federal statutory rate due to the tax benefits resulting from renewable energy investment and historic tax credits, tax-exempt income on investments and loans and income from BOLI. The effective rate for 2017 was significantly higher at 44.1% than the 35% pre-TCJA statutory federal tax rate largely due to $54.0 million of income tax expense recorded from the revaluation of net deferred tax assets in connection with the TCJA in 2017.
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

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Refer to the MD&A in our 2018 Annual Report on Form 10-K filed with the SEC on February 26, 2019 for a comparison of the years ended 2018 versus 2017.

Industry Developments

LIBOR
As disclosed in Item 1A. Risk Factors of this Report, LIBOR is not expected to be available after 2021.  We have begun to prepare for this change by:

•	establishing a cross-functional committee to address transition strategies and activities;

•	identifying the financial instruments indexed to LIBOR;

•	reviewing contractual language in existing contracts; and

•	assessing the finance risk associated with a transition to another index.
We have been and will continue to closely monitor regulatory and industry developments to understand and assess the current market approach to LIBOR.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 11

	December 31		$ Change	% Change
(dollars in millions)	2019	2018
Assets
Cash and cash equivalents	$599	$488	$111	22.7%
Securities	6,564	6,595	(31)	(0.5)
Loans held for sale	51	22	29	131.8
Loans and leases, net	23,093	21,973	1,120	5.1
Goodwill and other intangibles	2,329	2,334	(5)	(0.2)
Other assets	1,979	1,690	289	17.1
Total Assets	$34,615	$33,102	$1,513	4.6%
Liabilities and Stockholders’ Equity
Deposits	$24,786	$23,455	$1,331	5.7%
Borrowings	4,556	4,756	(200)	(4.2)
Other liabilities	390	283	107	37.8
Total liabilities	29,732	28,494	1,238	4.3
Stockholders’ equity	4,883	4,608	275	6.0
Total Liabilities and Stockholders’ Equity	$34,615	$33,102	$1,513	4.6%

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

Following is a summary of loans and leases:

TABLE 12

December 31	2019	2018	2017	2016	2015
(in millions)
Commercial real estate	$8,960	$8,786	$8,742	$5,435	$4,109
Commercial and industrial	5,308	4,556	4,170	3,043	2,602
Commercial leases	432	373	267	197	204
Other	21	46	17	36	39
Total commercial loans and leases	14,721	13,761	13,196	8,711	6,954
Direct installment	1,821	1,764	1,906	1,844	1,706
Residential mortgages	3,374	3,113	2,703	1,845	1,396
Indirect installment	1,922	1,933	1,448	1,196	997
Consumer lines of credit	1,451	1,582	1,746	1,301	1,137
Total consumer loans	8,568	8,392	7,803	6,186	5,236
Total loans and leases	$23,289	$22,153	$20,999	$14,897	$12,190
The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties.

•	Commercial and industrial includes loans to businesses that are not secured by real estate.

•	Commercial leases consist of leases for new or used equipment.

•	Other is comprised primarily of credit cards and mezzanine loans.

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans.

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties.

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans.

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
Additional information relating to originated loans and loans acquired in a business combination is provided in Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Total loans and leases increased $1.1 billion, or 5.1%, to $23.3 billion at December 31, 2019, compared to $22.2 billion at December 31, 2018, led by strong commercial loan activity, combined with increases in the residential mortgage and indirect installment portfolios.
Total loans and leases increased $1.2 billion, or 5.5%, to $22.2 billion at December 31, 2018, compared to $21.0 billion at December 31, 2017, led by strong commercial loan activity and continued growth in the equipment finance and asset-based lending businesses. Additionally, we experienced strong growth in our residential mortgage and indirect installment portfolios.
As of December 31, 2019, 30.6% of the commercial real estate loans were owner-occupied, while the remaining 69.4% were non-owner-occupied, compared to 35.1% and 64.9%, respectively, as of December 31, 2018. As of December 31, 2019 and 2018, we had commercial construction loans of $1.3 billion and $1.2 billion, respectively, representing 5.5% and 5.2% of total loans and leases, respectively. Additionally, as of December 31, 2019 and 2018, we had residential construction loans of $297.3 million and $273.4 million, respectively, representing 1.3% and 1.2% of total loans and leases, respectively.
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is consistent with our risk appetite and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2019 and 2018, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Following is a summary of the maturity distribution of certain loan categories with fixed and floating interest rates as of December 31, 2019:
TABLE 13

(in millions)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$1,603	$6,716	$6,402	$14,721
Residential mortgages	12	34	3,328	3,374
Total	$1,615	$6,750	$9,730	$18,095
Interest rates for loans with maturities over one year:
Fixed		$2,310	$3,112	$5,422
Floating		4,440	6,618	11,058
For additional information relating to lending activity, see Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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
During 2019, non-performing assets decreased $6.9 million. This reflects an increase of $2.2 million in non-accrual loans and decreases of $0.3 million in TDRs and $9.4 million in OREO. The increase in non-accrual loans is attributable to the migration of three commercial credit relationships to non-accrual during 2019. The decrease in OREO reflects sales activity of the remaining Florida land projects totaling $13.2 million.
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
Following is a summary of non-performing loans and leases, by class:
TABLE 14

December 31	2019	2018	2017	2016	2015
(in millions)
Commercial real estate	$32	$23	$31	$21	$26
Commercial and industrial	29	37	23	26	15
Commercial leases	1	2	2	4	1
Other	1	1	1	1	—
Total commercial loans and leases	63	63	57	52	42
Direct installment	13	14	17	15	14
Residential mortgages	17	14	16	13	13
Indirect installment	3	2	2	2	1
Consumer lines of credit	7	7	6	4	2
Total consumer loans	40	37	41	34	30
Total non-performing loans and leases	$103	$100	$98	$86	$72
Following is a summary of non-performing assets:
TABLE 15

December 31	2019	2018	2017	2016	2015
(dollars in millions)
Non-accrual loans	$81	$79	$75	$66	$50
Troubled debt restructurings	22	21	23	20	22
Total non-performing loans and leases	103	100	98	86	72
Other real estate owned	26	35	41	32	39
Total non-performing assets	$129	$135	$139	$118	$111
Non-performing loans / total loans and leases	0.44%	0.45%	0.47%	0.58%	0.59%
Non-performing loans + OREO / total loans and leases + OREO	0.55%	0.61%	0.66%	0.79%	0.91%
Non-performing assets / total assets	0.37%	0.41%	0.44%	0.54%	0.63%
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
TDRs that are accruing and performing include loans for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in incremental losses which are factored into the allowance for credit losses estimate. Additional information related to our TDRs is included in Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of performing, non-performing and non-accrual originated TDRs, by class:
TABLE 16

(in millions)	Performing	Non- Performing	Non-Accrual	Total
December 31, 2019
Commercial real estate	$—	$—	$5	$5
Commercial and industrial	1	—	3	4
Total commercial loans	1	—	8	9
Direct installment	12	6	3	21
Residential mortgages	4	10	3	17
Consumer lines of credit	2	2	1	5
Total consumer loans	18	18	7	43
Total	$19	$18	$15	$52
December 31, 2018
Commercial real estate	$—	$—	$2	$2
Commercial and industrial	—	1	—	1
Total commercial loans	—	1	2	3
Direct installment	11	6	4	21
Residential mortgages	5	8	3	16
Consumer lines of credit	2	2	—	4
Total consumer loans	18	16	7	41
Total	$18	$17	$9	$44
December 31, 2017
Commercial real estate	$—	$—	$4	$4
Commercial and industrial	3	—	—	3
Total commercial loans	3	—	4	7
Direct installment	11	8	3	22
Residential mortgages	4	11	2	17
Consumer lines of credit	2	1	1	4
Total consumer loans	17	20	6	43
Total	$20	$20	$10	$50
December 31, 2016
Commercial real estate	$—	$—	$4	$4
Commercial and industrial	—	—	2	2
Total commercial loans	—	—	6	6
Direct installment	10	9	2	21
Residential mortgages	5	10	1	16
Consumer lines of credit	2	1	—	3
Total consumer loans	17	20	3	40
Total	$17	$20	$9	$46
December 31, 2015
Commercial real estate	$—	$2	$6	$8
Commercial and industrial	—	—	1	1
Total commercial loans	—	2	7	9
Direct installment	8	9	1	18
Residential mortgages	5	10	1	16
Consumer lines of credit	2	1	—	3
Total consumer loans	15	20	2	37
Total	$15	$22	$9	$46

Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

TABLE 17

December 31	2019	2018	2017	2016	2015
(dollars in millions)
Loans and leases 90 days or more past due:
Originated loans and leases	$5	$5	$9	$9	$7
Loans acquired in a business combination	37	53	90	41	30
Total loans and leases 90 days or more past due	$42	$58	$99	$50	$37
As a percentage of total loans and leases	0.18%	0.26%	0.47%	0.33%	0.30%
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
Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs:
TABLE 18

December 31	2019	2018	2017	2016	2015
(in millions)
Gross interest income:
Per contractual terms	$13	$15	$23	$12	$7
Recorded during the year	—	1	1	1	1

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

Following is a summary of changes in the allowance for credit losses related to loans and leases:

TABLE 19

Year Ended December 31	2019	2018	2017	2016	2015
(dollars in millions)
Balance at beginning of period	$180	$175	$158	$142	$126
Charge-offs:
Commercial real estate	(4)	(7)	(2)	(7)	(4)
Commercial and industrial	(10)	(20)	(27)	(19)	(3)
Commercial leases	—	(3)	(1)	(1)	(1)
Other	(3)	(4)	(4)	(3)	(2)
Commercial loans and leases	(17)	(34)	(34)	(30)	(10)
Direct installment	(1)	(17)	(12)	(10)	(11)
Residential mortgages	(2)	—	—	—	(1)
Indirect installment	(11)	(9)	(10)	(8)	(6)
Consumer lines of credit	(2)	(3)	(2)	(2)	(2)
Consumer loans	(16)	(29)	(24)	(20)	(20)
Purchased impaired loans	—	—	(1)	—	—
Other loans acquired in a business combination	(9)	(7)	(1)	(1)	(1)
Total charge-offs	(42)	(70)	(60)	(51)	(31)
Recoveries:
Commercial real estate	4	3	2	4	1
Commercial and industrial	4	2	2	2	2
Other	—	—	1	—	—
Commercial loans and leases	8	5	5	6	3
Direct installment	—	2	2	2	2
Indirect installment	4	4	4	2	1
Consumer loans	4	6	6	4	3
Other loans acquired in a business combination	2	3	5	1	1
Total recoveries	14	14	16	11	7
Net charge-offs	(28)	(56)	(44)	(40)	(24)
Provision for credit losses	44	61	61	56	40
Balance at end of period	$196	$180	$175	$158	$142
Net loan charge-offs/average loans	0.12%	0.26%	0.22%	0.28%	0.21%
Allowance for credit losses/total loans and leases	0.84%	0.81%	0.84%	1.06%	1.16%
Allowance for credit losses/non-performing loans	190.29%	180.37%	178.75%	183.99%	197.44%
The allowance for credit losses at December 31, 2019 increased $16.2 million or 9.0% from December 31, 2018, in response to growth in originated loans and some migration in the commercial and indirect portfolios. The provision for credit losses during 2019 was $44.6 million, which covered net charge-offs and supported organic loan growth.
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
Following is a summary of the allocation of the allowance for credit losses and the percentage of loans in each category to total loans:
TABLE 20

December 31	2019		2018		2017		2016		2015
(dollars in millions)	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$60	30%	$55	28%	$50	25%	$47	28%	$42	29%
Commercial and industrial	53	22	49	19	52	17	48	18	41	21
Commercial leases	11	2	8	2	5	1	3	1	2	1
Other	2	—	2	—	2	—	1	—	1	—
Commercial loans and leases	126	54	114	49	109	43	99	47	86	51
Direct installment	13	8	14	7	21	8	21	12	22	14
Residential mortgages	22	13	20	12	16	10	10	10	8	9
Indirect installment	19	8	15	9	12	7	11	8	10	8
Consumer lines of credit	9	5	10	5	10	5	10	7	9	8
Consumer loans	63	34	59	33	59	30	52	37	49	39
Total originated loans	189	88	173	82	168	73	151	84	135	90
Purchased credit- impaired loans	1	—	1	—	1	—	1	—	1	—
Other loans acquired in a business combination	6	12	6	18	6	27	6	16	6	10
Total	$196	100%	$180	100%	$175	100%	$158	100%	$142	100%
During 2019, the allowance for credit losses allocated to commercial real estate and commercial and industrial loans increased to support organic loan growth and $2.6 million of additional specific reserves, and indirect installment increased due to an increase in early stage delinquency. Additionally, the increases in residential mortgages and commercial leases support organic loan growth.
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
As of December 31, 2019, debt securities classified as AFS and HTM each totaled $3.3 billion. During 2019, debt securities AFS decreased by $52.4 million and debt securities HTM increased by $21.4 million from December 31, 2018. As of December 31, 2019 and 2018, we did not hold any trading securities.
The following table indicates the respective maturities and weighted-average yields of debt securities as of December 31, 2019:
TABLE 21

(dollars in millions)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after ten years	$1	5.25%
Obligations of U.S. government agencies:
Maturing after one year but within five years	4	3.13
Maturing after five years but within ten years	60	2.73
Maturing after ten years	88	2.52
Obligations of U.S. government-sponsored entities:
Maturing within one year	145	1.48
Maturing after one year but within five years	256	1.88
States of the U.S. and political subdivisions:
Maturing within one year	6	2.45
Maturing after one year but within five years	19	3.00
Maturing after five years but within ten years	116	3.31
Maturing after ten years	990	3.67
Other debt securities:
Maturing after five years but within ten years	2	2.74
Residential mortgage-backed securities:
Agency mortgage-backed securities	2,263	2.19
Agency collateralized mortgage obligations	1,961	2.45
Commercial mortgage-backed securities	653	2.74
Total	$6,564	2.55

The weighted average yields for tax-exempt debt securities are computed on an FTE basis using the federal statutory tax rate of 21.0%. The weighted average yields for debt securities AFS are based on amortized cost.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 22

December 31	2019	2018	2017
(in millions)
Securities Available for Sale:
U.S. government agencies	$152	$188	$—
U.S. government-sponsored entities	225	317	348
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,310	1,465	1,615
Agency collateralized mortgage obligations	1,234	1,179	813
Commercial mortgage-backed securities	341	229	—
States of the U.S. and political subdivisions	11	21	21
Other debt securities	2	2	5
Total debt securities	3,275	3,401	2,802
Equity securities	—	—	1
Total securities available for sale	$3,275	$3,401	$2,803
Debt Securities Held to Maturity:
U.S. Treasury	$1	$1	$1
U.S. government agencies	1	2	—
U.S. government-sponsored entities	175	215	247
Residential mortgage-backed securities:
Agency mortgage-backed securities	949	1,036	1,220
Agency collateralized mortgage obligations	721	794	777
Commercial mortgage-backed securities	308	126	80
States of the U.S. and political subdivisions	1,120	1,080	917
Total debt securities held to maturity	$3,275	$3,254	$3,242
For additional information relating to investment activity, see Note 3, “Securities” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.
Following is a summary of deposits:
TABLE 23

December 31	2019	2018	$ Change	% Change
(in millions)
Non-interest-bearing demand	$6,384	$6,000	$384	6.4%
Interest-bearing demand	11,049	9,660	1,389	14.4
Savings	2,625	2,526	99	3.9
Certificates and other time deposits	4,728	5,269	(541)	(10.3)
Total deposits	$24,786	$23,455	$1,331	5.7%

Total deposits increased during 2019, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances that were partially offset by a decrease in certificates and other time deposits, resulting from a managed decline in brokered certificate balances. Generating growth in relationship-based transaction deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.
Following is a summary of time deposits of $100,000 or more by remaining maturity at December 31, 2019:

TABLE 24

(in millions)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$412	$18	$430
Three to six months	383	20	403
Six to twelve months	766	34	800
Over twelve months	693	140	833
Total	$2,254	$212	$2,466

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances, federal funds purchased and subordinated notes, decreased to $3.2 billion at December 31, 2019 from $4.1 billion at December 31, 2018, primarily due to a decrease of $1.0 billion in federal funds purchased.
Following is a summary of selected information relating to certain components of short-term borrowings:
TABLE 25

At or for the Year Ended December 31	2019	2018	2017
(dollars in millions)
FHLB Advances (Short-term)
Balance at year-end	$2,255	$2,230	$2,285
Maximum month-end balance	2,620	2,800	2,780
Average balance during year	1,797	1,932	1,868
Weighted average interest rates:
At year-end	1.90%	2.64%	1.53%
During the year	2.52%	2.14%	1.20%

Federal Funds Purchased
Balance at year-end	$575	$1,535	$1,000
Maximum month-end balance	1,957	1,830	1,607
Average balance during year	1,383	1,585	1,460
Weighted average interest rates:
At year-end	1.57%	2.51%	1.38%
During the year	2.35%	1.93%	1.10%
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
The assessment of capital adequacy depends on a number of factors such as expected organic growth in the Consolidated Balance Sheet, asset quality, liquidity, earnings performance, changing competitive conditions, regulatory changes or actions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On February 14, 2019, we completed an offering of $120.0 million of 4.95% fixed-to-floating rate subordinated notes due in 2029 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $118.2 million. We have used the net proceeds from the sale of the subordinated notes to redeem higher-rate long-term borrowings and for general corporate purposes.
On February 24, 2020, we completed an offering of $300.0 million of 2.20% fixed rate senior notes due in 2023 under this registration statement. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were approximately $297.9 million. We will use the net proceeds from the sale of the notes for general corporate purposes, which may include investments at the holding company level, capital to support the growth of FNBPA, repurchase of our common shares and refinancing of outstanding indebtedness.
On September 23, 2019 we announced that the Board of Directors had approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. The repurchase program is expected to continue through the end of 2020. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2019:
TABLE 26

(in millions)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$20,058	$—	$—	$—	$20,058
Certificates and other time deposits	3,035	1,277	329	87	4,728
Operating leases	24	39	25	62	150
Long-term debt	122	874	31	313	1,340
Total	$23,239	$2,190	$385	$462	$26,276

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2019:

TABLE 27

(in millions)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$5,212	$1,057	$1,290	$530	$8,089
Standby letters of credit	135	14	1	—	150
Total	$5,347	$1,071	$1,291	$530	$8,239
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

LIQUIDITY
Our goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of FNB with cost-effective funding. Our Board of Directors has established an Asset/Liability Management Policy to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” Balance Sheet and adequate levels of liquidity. Our Board of Directors has also established Liquidity and Contingency Funding Policies to guide management in addressing the ability to identify, measure, monitor and control both normal and stressed liquidity conditions. These policies designate our Asset/Liability Committee as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect Balance Sheet or cash flow positions. Liquidity is centrally managed daily by our Treasury Department.
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.  During the first quarter of 2019, we completed a debt offering in which we issued $120.0 million aggregate principal amount of 4.95% fixed-to-floating rate subordinated notes due in 2029, which is treated as tier 2 capital for regulatory purposes. We used $69.0 million of the net proceeds of the debt offering to redeem, retire or call existing debt and TPS as noted below. We repurchased and retired $9.5 million and redeemed $15.5 million in higher interest rate subordinated debt assumed in the 2017 YDKN acquisition. We redeemed $10.0 million of TPS issued by American Community Capital Trust I also assumed in the 2017 YDKN acquisition. Additionally, we exercised the call options on $26.0 million of Omega Financial Capital Trust I and $8.0 million of Crescent Financial Capital Trust I with April settlements. Lastly, from the net debt issuance proceeds, we completed a capital infusion of $40.0 million to FNBPA in March. These transactions accomplished strategic objectives and were the primary factors resulting in an increase in our liquidity metrics as shown below.
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
The LCR and MCH ratios are presented in the following table:
TABLE 28

December 31	2019	2018	Internal Limit
Liquidity coverage ratio	2.2 times	2.1 times	> 1 time
Months of cash on hand	15.2 months	14.4 months	> 12 months
FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits. FNB also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds are used to help fund normal business operations, and unused credit availability can be utilized to serve as contingency funding if we are faced with a liquidity crisis.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $24.8 billion at December 31, 2019, an increase of $1.3 billion, or 5.7%, from December 31, 2018. Total non-interest-bearing demand deposit accounts grew $384.0 million, or 6.4%, total interest-bearing demand deposit accounts grew $1.4 billion, or 14.4%, savings accounts grew $99.3 million, or 3.9%, and time deposits decreased $541.0 million, or 10.3%.
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
The following table presents certain information relating to FNBPA's credit availability and salable unpledged securities:
TABLE 29

December 31	2019	2018
(dollars in millions)
Unused wholesale credit availability	$11,154	$9,659
Unused wholesale credit availability as a % of FNBPA assets	32.3%	29.2%
Salable unpledged government and agency securities	$1,788	$2,424
Salable unpledged government and agency securities as a % of FNBPA assets	5.2%	7.3%
Unused wholesale credit availability increased $1.5 billion due to additional collateral capacity provided by loan growth and reduced usage provided by deposit growth. Salable unpledged government and agency securities decreased $636.0 million primarily due to an increase in relationship deposits requiring collateralization.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2019 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was (0.3)% and (7.1)% as of December 31, 2019 and 2018, respectively. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$566	$1,109	$1,467	$2,682	$5,824
Investments	303	187	300	604	1,394
	869	1,296	1,767	3,286	7,218
Liabilities
Non-maturity deposits	195	391	586	1,173	2,345
Time deposits	208	592	747	1,492	3,039
Borrowings	1,588	16	26	292	1,922
	1,991	999	1,359	2,957	7,306
Period Gap (Assets - Liabilities)	$(1,122)	$297	$408	$329	$(88)
Cumulative Gap	$(1,122)	$(825)	$(417)	$(88)
Cumulative Gap to Total Assets	(3.2)%	(2.4)%	(1.2)%	(0.3)%

In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of our liquidity position. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.

MARKET RISK
Market risk refers to potential losses arising predominately from changes in interest rates, foreign exchange rates, equity prices and commodity prices. We are primarily exposed to interest rate risk inherent in our lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product behaviors do not complement one another. For example, depositors may want short-term deposits, while borrowers may desire long-term loans.
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
Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products. For example, certain borrowers have the option to prepay their loans, which may be with or without penalty, when rates fall, while certain depositors can redeem their certificates of deposit early, which may be with or without penalty, when rates rise.
We use an asset/liability model to measure our interest rate risk. Interest rate risk measures we utilize include earnings simulation, EVE and gap analysis. Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. In these simulations, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios on a regular basis. Reviewing these various measures provides us with a comprehensive view of our interest rate risk profile, which provides the basis for balance sheet management strategies.

The following repricing gap analysis as of December 31, 2019 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$10,834	$921	$880	$1,640	$14,275
Investments	310	194	445	591	1,540
	11,144	1,115	1,325	2,231	15,815
Liabilities
Non-maturity deposits	7,606	—	—	—	7,606
Time deposits	296	592	745	1,489	3,122
Borrowings	2,578	1,032	9	109	3,728
	10,480	1,624	754	1,598	14,456
Off-balance sheet	(100)	955	—	(100)	755
Period Gap (assets - liabilities + off-balance sheet)	$564	$446	$571	$533	$2,114
Cumulative Gap	$564	$1,010	$1,581	$2,114
Cumulative Gap to Assets	1.9%	3.4%	5.3%	7.0%
The twelve-month cumulative repricing gap to total assets was 7.0% and 3.2% as of December 31, 2019 and 2018, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at December 31, 2019, compared to December 31, 2018, is primarily related to growth and changes in the mix of loans, deposits and borrowings. Strong commercial and industrial loan growth, a portion of which was swapped to adjustable rates, the sale of long-term fixed rate mortgage loans, and the increased cash flow from the loan and investment portfolios, were partially offset by growth in and repricing of interest-bearing non-maturity deposit balances and the funding of long-term FHLB advances. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of December 31, 2019. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 32

December 31,	2019	2018	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	6.5%	3.5%	n/a
+ 200 basis points	4.6%	2.5%	(5.0)%
+ 100 basis points	2.5%	1.4%	(5.0)%
– 100 basis points	(4.1)%	(3.1)%	(5.0)%
Economic value of equity:
+ 300 basis points	(2.0)%	(8.0)%	(25.0)%
+ 200 basis points	(0.5)%	(5.2)%	(15.0)%
+ 100 basis points	0.2%	(2.0)%	(10.0)%
– 100 basis points	(3.8)%	(1.0)%	(10.0)%
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 1.5% and 1.0% at December 31, 2019 and 2018, respectively. The corresponding metrics for a -100 basis point Rate Ramp are (2.0)% and (1.6)% at December 31, 2019 and 2018, respectively.
Our strategy is generally to manage to a neutral interest rate risk position. Consistent with prior years, we desired to remain slightly asset-sensitive during 2019. There are multiple factors that influence our interest rate risk position and impact Net Interest Income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits. At year-end 2018, the market consensus was expecting the FOMC to increase interest rates due to a strengthening economy. However, citing a softening economy, the FOMC actually moved to lower rates twice during the third quarter and once in the fourth quarter of 2019.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on certain deposit products and shorten the term of the certificates of deposit. This continues to be the focus of management. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 59.1% and 57.4% of total loans as of December 31, 2019 and 2018, respectively. As of December 31, 2019, 78.8% of these loans, or 46.5% of total loans, are tied to the Prime or one-month LIBOR rates. As of December 31, 2019, the commercial swaps totaled $3.6 billion of notional principal, with $1.2 billion in notional swap principal originated during 2019. For additional information regarding interest rate swaps, see Note 14, “Derivative and Hedging Activities” to the financial statements in this Report. The investment portfolio is also used, in part, to manage our IRR position. These purchases are fixed rate in nature in which we seek to minimize prepayment risk.
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
The Board of Directors adopted a risk appetite statement that defines acceptable risk levels and limits under which we seek to operate in order to optimize returns. As such, the board monitors a series of Key Risk Indicators, for various business lines, operational units, and risk categories, providing insight into how our performance aligns with our stated risk appetite. These results are reviewed periodically by the Board of Directors and senior management to ensure adherence to our risk appetite statement, and where appropriate, adjustments are made to applicable business strategies and tactics where risks are approaching stated tolerances or for emerging risks.
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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments: Enterprise-Wide Risk Management, Fraud Risk, Loan Review, Model Risk Management, Third-Party Risk Management, Anti-Money Laundering and Bank Secrecy Act, CRA, Appraisal Review, Compliance and Information and Cyber Security. All second line of defense departments report to the Chief Risk Officer to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis.
Our Enterprise-Wide Risk Management Department monitors the following risk and control assessments across various business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks:

•	Our Fraud Risk Department monitors for internal and external fraud risk across all of our business and operational units.

•	Our Loan Review Department conducts independent testing of our loan risk ratings to ensure their accuracy, which is instrumental to calculating our allowance for credit losses.

•	Our Model Risk Management Department oversees validation and testing of all models used in managing risk across our company.

•	Our Third-Party Risk Management Department ensures effective risk management and oversight of third-party relationships throughout the vendor life cycle.

•	The Anti-Money Laundering and Bank Secrecy Act Department monitors for compliance with money laundering risk and associated regulatory compliance requirements.

•	Our Community Reinvestment Department monitors for compliance with the CRA requirements.

•	Our Appraisal Review Department facilitates independent ordering and review of real estate appraisals obtained for determining the value of real estate pledged as collateral for loans to customers.

•	Our Compliance Department develops policies and procedures and monitors compliance with applicable laws and regulations which govern our business operations.

•
Our Information and Cyber Security Department maintains a risk assessment of our information and cybersecurity risks and ensures appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cybersecurity controls.

•
Our Internal Audit Department performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee.

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
TABLE 33
Operating Net Income Available to Common Stockholders

Year Ended December 31	2019	2018	2017	2016	2015
(in thousands)
Net income available to common stockholders	$379,208	$364,817	$191,163	$162,850	$151,608
Merger-related expense	—	—	56,513	37,439	3,033
Tax benefit of merger-related expense	—	—	(18,846)	(12,550)	(949)
Merger-related net securities gains	—	—	(2,609)	—	—
Tax expense of merger-related net securities gains	—	—	913	—	—
Reduction in valuation of deferred tax assets	—	—	54,042	—	—
Discretionary 401(k) contribution	—	874	—	—	—
Tax benefit of discretionary 401(k) contribution	—	(184)	—	—	—
Gain on sale of subsidiary	—	(5,135)	—	—	—
Tax expense of gain on sale of subsidiary	—	1,078	—	—	—
Branch consolidation costs	4,505	6,616	—	—	—
Tax benefit of branch consolidation costs	(946)	(1,389)	—	—	—
Service charge refunds	4,279	—	—	—	—
Tax benefit of service charge refunds	(899)	—	—	—	—
Operating net income available to common stockholders (non-GAAP)	$386,147	$366,677	$281,176	$187,739	$153,692

The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges such as merger expenses, branch consolidation costs, service charge refunds and special one-time employee 401(k) contributions related to tax reform are not organic costs to run our operations and facilities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of a business are not organic to our operations.

TABLE 34
Operating Earnings per Diluted Common Share

Year Ended December 31	2019	2018	2017	2016	2015
Net income per diluted common share	$1.16	$1.12	$0.63	$0.78	$0.86
Merger-related expense	—	—	0.19	0.18	0.02
Tax benefit of merger-related expense	—	—	(0.06)	(0.06)	(0.01)
Merger-related net securities gains	—	—	(0.01)	—	—
Tax expense of merger-related net securities gains	—	—	—	—	—
Reduction in valuation of deferred tax assets	—	—	0.18	—	—
Discretionary 401(k) contribution	—	—	—	—	—
Tax benefit of discretionary 401(k) contribution	—	—	—	—	—
Gain on sale of subsidiary	—	(0.01)	—	—	—
Tax expense of gain on sale of subsidiary	—	0.01	—	—	—
Branch consolidation costs	0.01	0.02	—	—	—
Tax benefit of branch consolidation costs	0.00	(0.01)	—	—	—
Service charge refunds	0.01	—	—	—	—
Tax benefit of service charge refunds	—	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$1.18	$1.13	$0.93	$0.90	$0.87
TABLE 35
Return on Average Tangible Common Equity

Year Ended December 31	2019	2018	2017
(dollars in thousands)
Net income available to common stockholders	$379,208	$364,817	$191,163
Amortization of intangibles, net of tax	11,192	12,365	11,386
Tangible net income available to common stockholders (non-GAAP)	$390,400	$377,182	$202,549
Average total stockholders’ equity	$4,757,465	$4,490,833	$4,073,700
Less: Average preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangibles (1)	(2,331,630)	(2,334,727)	(2,108,102)
Average tangible common equity (non-GAAP)	$2,318,953	$2,049,224	$1,858,716
Return on average tangible common equity (non-GAAP)	16.84%	18.41%	10.90%
(1) Excludes loan servicing rights.

TABLE 36
Return on Average Tangible Assets

Year Ended December 31	2019	2018	2017
(dollars in thousands)
Net income	$387,249	$372,858	$199,204
Amortization of intangibles, net of tax	11,192	12,365	11,386
Tangible net income (non-GAAP)	$398,441	$385,223	$210,590
Average total assets	$33,850,763	$32,138,497	$29,131,109
Less: Average intangibles (1)	(2,331,630)	(2,334,727)	(2,108,102)
Average tangible assets (non-GAAP)	$31,519,133	$29,803,770	$27,023,007
Return on average tangible assets (non-GAAP)	1.26%	1.29%	0.78%
(1) Excludes loan servicing rights.

TABLE 37

Tangible Book Value per Common Share

December 31	2019	2018	2017
(in thousands, except per share data)
Total stockholders’ equity	$4,883,198	$4,608,285	$4,409,194
Less: Preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Intangibles (1)	(2,329,545)	(2,333,375)	(2,341,263)
Tangible common equity (non-GAAP)	$2,446,771	$2,168,028	$1,961,049
Ending common shares outstanding	325,014,560	324,314,529	323,465,140
Tangible book value per common share (non-GAAP)	$7.53	$6.68	$6.06
(1) Excludes loan servicing rights.
TABLE 38
Tangible equity to tangible assets (period-end)

December 31	2019	2018	2017
(dollars in thousands)
Total stockholders' equity	$4,883,198	$4,608,285	$4,409,194
Less: Intangibles(1)	(2,329,545)	(2,333,375)	(2,341,263)
Tangible equity (non-GAAP)	$2,553,653	$2,274,910	$2,067,931
Total assets	$34,615,016	$33,101,840	$31,417,635
Less: Intangibles(1)	(2,329,545)	(2,333,375)	(2,341,263)
Tangible assets (non-GAAP)	$32,285,471	$30,768,465	$29,076,372
Tangible equity / tangible assets (period-end) (non-GAAP)	7.91%	7.39%	7.11%
(1) Excludes loan servicing rights.

TABLE 39
Tangible common equity / tangible assets (period-end)

December 31	2019	2018	2017
(dollars in thousands)
Total stockholders' equity	$4,883,198	$4,608,285	$4,409,194
Less: Preferred stockholders' equity	(106,882)	(106,882)	(106,882)
Less: Intangibles (1)	(2,329,545)	(2,333,375)	(2,341,263)
Tangible common equity (non-GAAP)	$2,446,771	$2,168,028	$1,961,049
Total assets	$34,615,016	$33,101,840	$31,417,635
Less: Intangibles(1)	(2,329,545)	(2,333,375)	(2,341,263)
Tangible assets (non-GAAP)	$32,285,471	$30,768,465	$29,076,372
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.58%	7.05%	6.74%
 (1) Excludes loan servicing rights.
Key Performance Indicators
TABLE 40
Efficiency Ratio

Year Ended December 31	2019	2018	2017
(dollars in thousands)
Non-interest expense	$696,128	$694,532	$681,541
Less: Amortization of intangibles	(14,167)	(15,652)	(17,517)
Less: OREO expense	(4,652)	(6,359)	(4,438)
Less: Merger-related expense	—	—	(56,513)
Less: Discretionary 401(k) contribution	—	(874)	—
Less: Branch consolidation costs	(2,783)	(2,939)	—
Less: Tax credit-related project impairment	(3,213)	—	—
Adjusted non-interest expense	$671,313	$668,708	$603,073
Net interest income	$917,239	$932,489	$846,434
Taxable equivalent adjustment	14,121	13,270	18,766
Non-interest income	294,266	275,651	252,449
Less: Net securities gains	(70)	(34)	(5,916)
Less: Gain on sale of subsidiary	—	(5,135)	—
Add: Branch consolidation costs	1,722	3,677	—
Add: Service charge refunds	4,279	—	—
Adjusted net interest income (FTE) + non-interest income	$1,231,557	$1,219,918	$1,111,733
Efficiency ratio (FTE) (non-GAAP)	54.51%	54.82%	54.25%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of MD&A, which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting
February 27, 2020
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
Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has audited our internal control over financial reporting as stated in their Report of Independent Registered Public Accounting Firm.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses
Description of the Matter
At December 31, 2019, the Company’s net loan and lease portfolio was $23.1 billion with an associated allowance for credit losses (ALLL) of $196 million. As discussed in Note 1 to the consolidated financial statements, the ALLL is based on management’s evaluation of probable loan losses inherent in the loan portfolio, which includes an assessment of past loss experience, current economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and changes in the composition of the loan portfolio. The ALLL may also be adjusted for management’s assessment of qualitative factors, including among others: changes to lending policies; the experience and depth of lending management and staff; concentrations of credit; competition, legal and regulatory risk; national and local economic trends; or the historical imprecision of the model to estimate losses.
Auditing the ALLL involves a high degree of subjectivity due to the qualitative factor adjustments included in the ALLL. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the ALLL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ALLL process, which include, among others, management’s review and approval controls designed to assess the need for and level of qualitative factor adjustments to the ALLL and the reliability of the data utilized to support management’s assessment.
To test the qualitative factor adjustments, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ALLL. Regarding the measurement of the qualitative factors, we evaluated the completeness, accuracy and relevance of the underlying internal and external market data utilized in management’s estimate and considered the existence of new or contrary information; for example, we compared economic data used in management’s determination of national and local economic trends with third party macro-economic reports. We evaluated the overall ALLL, inclusive of the qualitative factor adjustments, and whether the amount appropriately reflects losses incurred in the loan portfolio by comparing the overall ALLL to those established by peer banking institutions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
Pittsburgh, Pennsylvania
February 27, 2020

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
Opinion on Internal Control over Financial Reporting
We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 27, 2020

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	December 31
	2019	2018
Assets
Cash and due from banks	$407	$451
Interest-bearing deposits with banks	192	37
Cash and Cash Equivalents	599	488
Debt securities available for sale	3,289	3,341
Debt securities held to maturity (fair value of $3,305 and $3,155)	3,275	3,254
Loans held for sale (includes $41 and $14 measured at fair value) (1)	51	22
Loans and leases, net of unearned income of $1 and $3	23,289	22,153
Allowance for credit losses	(196)	(180)
Net Loans and Leases	23,093	21,973
Premises and equipment, net	333	330
Goodwill	2,262	2,255
Core deposit and other intangible assets, net	67	79
Bank owned life insurance	544	537
Other assets	1,102	823
Total Assets	$34,615	$33,102
Liabilities
Deposits:
Non-interest-bearing demand	$6,384	$6,000
Interest-bearing demand	11,049	9,660
Savings	2,625	2,526
Certificates and other time deposits	4,728	5,269
Total Deposits	24,786	23,455
Short-term borrowings	3,216	4,129
Long-term borrowings	1,340	627
Other liabilities	390	283
Total Liabilities	29,732	28,494
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 327,242,364 and 326,120,832 shares	3	3
Additional paid-in capital	4,067	4,049
Retained earnings	798	576
Accumulated other comprehensive loss	(65)	(106)
Treasury stock – 2,227,804 and 1,806,303 shares at cost	(27)	(21)
Total Stockholders’ Equity	4,883	4,608
Total Liabilities and Stockholders’ Equity	$34,615	$33,102
 (1) Amount represents loans for which we have elected the fair value option. See Note 24.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Year Ended December 31
	2019	2018	2017
Interest Income
Loans and leases, including fees	$1,085	$1,022	$862
Securities:
Taxable	126	119	97
Tax-exempt	32	28	20
Other	4	1	1
Total Interest Income	1,247	1,170	980
Interest Expense
Deposits	217	142	72
Short-term borrowings	80	75	44
Long-term borrowings	33	21	18
Total Interest Expense	330	238	134
Net Interest Income	917	932	846
Provision for credit losses	44	61	61
Net Interest Income After Provision for Credit Losses	873	871	785
Non-Interest Income
Service charges	124	126	120
Trust services	28	26	23
Insurance commissions and fees	20	18	19
Securities commissions and fees	17	18	15
Capital markets income	33	21	17
Mortgage banking operations	32	22	20
Dividends on non-marketable equity securities	19	16	9
Bank owned life insurance	12	13	12
Net securities gains	—	—	6
Other	9	16	11
Total Non-Interest Income	294	276	252
Non-Interest Expense
Salaries and employee benefits	375	370	327
Net occupancy	59	60	54
Equipment	62	55	49
Amortization of intangibles	14	16	18
Outside services	64	66	56
FDIC insurance	23	33	33
Bank shares and franchise taxes	12	12	10
Merger-related	—	—	57
Other	87	83	77
Total Non-Interest Expense	696	695	681
Income Before Income Taxes	471	452	356
Income taxes	84	79	157
Net Income	387	373	199
Preferred stock dividends	8	8	8
Net Income Available to Common Stockholders	$379	$365	$191
Earnings per Common Share
Basic	$1.17	$1.13	$0.63
Diluted	$1.16	$1.12	$0.63

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31
	2019	2018	2017
Net income	$387	$373	$199
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $16, $5 and $3	57	(17)	(6)
Reclassification adjustment for gains included in net income, net of tax expense of $0, $0 and $0	—	—	—
Derivative instruments:
Unrealized losses arising during the period, net of tax benefit of $5, $1 and $0	(17)	(2)	(1)
Reclassification adjustment for gains included in net income, net of tax expense of $0, $0 and $0	(2)	(2)	—
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(1), $1 and $0	3	(2)	—
Other Comprehensive Income (Loss)	41	(23)	(7)
Comprehensive Income	$428	$350	$192

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2017	$107	$2	$2,235	$304	$(61)	$(15)	$2,572
Comprehensive income (loss)				199	(7)		192
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(142)			(142)
Issuance of common stock		—	7			(4)	3
Issuance of common stock – acquisitions		1	1,782				1,783
Assumption of warrant due to acquisition			1				1
Restricted stock compensation			8				8
Reclassification due to tax reform				15	(15)		—
Balance at December 31, 2017	107	3	4,033	368	(83)	(19)	4,409
Comprehensive income (loss)				373	(23)		350
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	6			(2)	4
Restricted stock compensation			10				10
Balance at December 31, 2018	107	3	4,049	576	(106)	(21)	4,608
Comprehensive income (loss)				387	41		428
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	6			(6)	—
Restricted stock compensation			12				12
Balance at December 31, 2019	$107	$3	$4,067	$798	$(65)	$(27)	$4,883
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31
	2019	2018	2017
Operating Activities
Net income	$387	$373	$199
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	45	109	89
Provision for credit losses	44	61	61
Deferred tax expense	33	33	129
Net securities gains	—	—	(6)
Loans originated for sale	(1,481)	(1,117)	(1,098)
Loans sold	1,495	1,210	1,047
Net gain on sale of loans	(25)	(22)	(17)
Net change in:
Interest receivable	(8)	(6)	(18)
Interest payable	1	7	2
Bank owned life insurance, excluding purchases	(7)	(10)	(11)
Other, net	(225)	(27)	(98)
Net cash flows provided by operating activities	259	611	279
Investing Activities
Net change in loans and leases, excluding sales	(1,427)	(1,394)	(1,100)
Securities available for sale:
Purchases	(655)	(1,200)	(1,142)
Sales	—	—	787
Maturities	770	592	570
Debt securities held to maturity:
Purchases	(494)	(387)	(1,186)
Sales	—	—	57
Maturities	468	370	395
Purchase of bank owned life insurance	—	—	(50)
Increase in premises and equipment	(46)	(35)	(57)
Net cash received in business combinations and divestitures	—	134	197
Loans sold, not originated for sale	262	—	—
Other, net	(9)	—	—
Net cash flows used in investing activities	(1,131)	(1,920)	(1,529)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	1,873	406	406
Time deposits	(539)	653	757
Short-term borrowings	(913)	450	379
Proceeds from issuance of long-term borrowings	954	37	155
Repayment of long-term borrowings	(239)	(77)	(199)
Net proceeds from issuance of common stock	12	14	11
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(157)	(157)	(143)
Net cash flows provided by financing activities	983	1,318	1,358
Net Increase (Decrease) in Cash and Cash Equivalents	111	9	108
Cash and cash equivalents at beginning of year	488	479	371
Cash and Cash Equivalents at End of Year	$599	$488	$479

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

NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2019, we had 369 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina.
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
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to December 31, 2019 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
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
Debt Securities
Debt securities comprise a significant portion of our Consolidated Balance Sheets. Such securities can be classified as trading, HTM or AFS. As of December 31, 2019 and 2018, we did not hold any trading debt securities.
Debt securities HTM are the securities that management has the positive intent and ability to hold until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities, and subject to evaluation for OTTI.
Debt securities that are not classified as trading or HTM are classified as AFS. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary and OTTI attributable to non-credit factors reported separately as a component of OCI, net of tax.
We evaluate our debt securities in a loss position for OTTI on a quarterly basis at the individual security level based on our intent to sell.
If we intend to sell the debt security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, OTTI must be recognized in earnings equal to the entire difference between the investments’ amortized cost basis and its fair value. If we do not intend to sell the debt security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis, OTTI must be separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss will be recognized in earnings. The amount related to other market factors will be recognized in OCI, net of tax.
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
Derivative Instruments and Hedging Activities
From time to time, we may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. Foreign exchange derivatives are entered into to accommodate the needs of customers. All derivative instruments are carried at fair value on the Consolidated Balance Sheets as either an asset or liability. Accounting for the changes in fair value of a derivative is dependent upon whether it has been designated in a formal, qualifying hedging relationship. For derivatives in qualifying hedging relationships, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking each hedge transaction. Cash flows from hedging activities are classified in the same category as the items hedged.
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
At the hedge’s inception, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. At each reporting period thereafter, a statistical regression or qualitative analysis is performed to evaluate hedge effectiveness. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.
We also enter into interest rate swap agreements to meet the interest rate risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. We then enter into positions with a derivative counterparty in order to offset our exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. We seek to minimize counterparty credit risk by entering into transactions with only high-quality institutions and using collateral agreements and other contract provisions. These arrangements meet the definition of derivatives, but are not designated as qualifying hedging relationships. The interest rate swap agreement with the loan customer and with the counterparty are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income.
Loans Held for Sale and Loan Commitments
Certain of our residential mortgage loans are originated or purchased for sale in the secondary mortgage loan market. We make an automatic election to account for all originated or purchased residential mortgage loans held for sale under the FVO. The FVO election is intended to better reflect the underlying economics and better facilitate the economic hedging of the loans. The FVO is applied on an instrument by instrument basis and is an irrevocable election. Additionally, with the election of the FVO, fees and costs associated with the origination and acquisition of residential mortgage loans held for sale are expensed as incurred, rather than deferred. Changes in fair value under the FVO are recorded in mortgage banking operations non-interest income on the consolidated statements of income. Fair value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Gain or loss on the sale of loans is recorded in mortgage banking operations non-interest income. Interest income on loans held for sale is recorded in interest income.
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
We also originate loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment, and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans originated with the intention to sell on the secondary market are classified as held for sale and carried at the lower of cost or fair value. At the time of the sale, we allocate the carrying value of the entire loan between the guaranteed portion sold and the unguaranteed portion retained based on their relative fair value which results in a discount recorded on the retained portion of the loan. The guaranteed portion is typically sold at a premium and the gain is recognized in other income for any net premium received in excess of the relative fair value of the portion of the loan transferred. The net carrying value of the retained portion of the loans is included in the appropriate commercial loan classification for disclosure purposes.
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
Loans are generally charged-off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. Recoveries of amounts previously charged-off are credited to the allowance for credit losses.
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
Allowance for Credit Losses
The allowance for credit losses is established as losses are estimated to have occurred through a provision charged to earnings. Loan losses are charged-off against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. Allowances for impaired commercial loans over $1.0 million are generally determined based on collateral values or the present value of estimated cash flows. All other impaired loans are evaluated in the aggregate based on loan segment loss given default. Changes in the allowance for credit losses related to impaired loans are charged or credited to the provision for credit losses.
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
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life. Leasehold improvements are expensed over the lesser of the asset’s estimated useful life or the term of the lease including renewal periods when reasonably assured. Useful lives are dependent upon the nature and condition of the asset and range from 3 to 39 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to expense over the identified useful life.
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
In the third quarter of 2018, we early adopted, on a prospective basis, ASU 2018-15 which allows for implementation costs for activities performed in cloud computing arrangements that are a service contract to be accounted for under the internal-use software guidance which allows for certain implementation costs to be capitalized depending on the nature of the costs and the project stage. Prior to the adoption of ASU 2018-15 all implementation costs for cloud computing arrangements that were a service contract were expensed as incurred.
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
We initially record servicing rights at fair value in other assets on the Consolidated Balance Sheets. Subsequently, servicing rights are measured at the lower of cost or fair value. Servicing rights are amortized in proportion to, and over the period of, estimated net servicing income in mortgage banking operations non-interest income for residential mortgage loans and other non-interest income for SBA-guaranteed loans. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections.
MSRs are separated into pools based on common risk characteristics of the underlying loans and evaluated for impairment at least quarterly. SBA-guaranteed servicing rights are evaluated for impairment at least quarterly on an aggregate basis.

Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. If impairment exists at the pool level for residential mortgage loans or on an aggregate basis for SBA-guaranteed loans, the servicing right is written down through a valuation allowance and is charged against mortgage banking operations non-interest income or other non-interest income, respectively.
Bank Owned Life Insurance
We have purchased life insurance policies on certain current and former directors, officers and employees for which the Corporation is the owner and beneficiary. These policies are recorded in the Consolidated Balance Sheets at their cash surrender value, or the amount that could be realized by surrendering the policies. Tax-exempt income from death benefits and changes in the net cash surrender value are recorded in bank owned life insurance non-interest income.
Low Income Housing Tax Credit Partnerships
We invest in various affordable housing projects that qualify for LIHTCs. The net investments are recorded in other assets on the Consolidated Balance Sheets. These investments generate a return through the realization of federal tax credits. We use the proportional amortization method to account for a majority of our investments in these entities. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. Our net investment in LIHTCs was $59.6 million and $43.7 million at December 31, 2019 and 2018, respectively. Our unfunded commitments in LIHTCs were $60.1 million and $57.0 million at December 31, 2019 and 2018, respectively.
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
Right-of-use assets and liabilities are initially measured at the present value of lease payments over the lease term, discounted using the interest rate implicit in the lease at the commencement date. Right-of-use assets are adjusted for any lease payments made prior to lease commencement, lease incentives, and accrued rent. If the rate implicit in the lease cannot be readily determined, we discount the lease using our incremental borrowing rate which is derived by reference to FNB's secured borrowing rate. Our leases may include options to extend or terminate the lease. When it is reasonably certain that we will exercise such an option, the lease term includes those periods. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Lease expense for finance leases is recognized using the effective interest method. Certain of our lease agreements include variable rental payments based on a percentage of transactions and others include variable rental payments that periodically adjust to rates and charges stated in the agreements. Variable costs, such as maintenance expenses, property taxes, property insurance, transaction-based lease payments and index-based rate increases, are expensed as incurred. Right-of-use assets are reviewed for impairment when events or circumstances indicate that the carrying amount may not be recoverable. For operating leases, if deemed impaired, the right-of-use asset is written down and the remaining balance is subsequently amortized on a straight-line basis.
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
We assess the likelihood that we will be able to recover our DTAs. If recovery is not likely, we will increase our valuation allowance against the DTAs that are unlikely to be recovered by recording a provision for income taxes. We believe that we will ultimately recover the DTAs recorded on our Consolidated Balance Sheets.
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
Marketing Costs
Marketing costs are generally expensed as incurred. Marketing expense totaled $13.1 million, $12.8 million and $11.5 million for 2019, 2018 and 2017, respectively.
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
The assumed proceeds from applying the treasury stock method when computing diluted earnings per share excludes the amount of excess tax benefits that would have been recognized in accumulated paid-in capital.
Retirement Plans
We sponsor retirement plans for our employees. The calculation of the obligations and related expenses under these plans requires use of actuarial valuation methods and assumptions. The plans utilize assumptions and methods including reflecting trust assets at their fair value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on our Consolidated Balance Sheets. Gains and losses, prior service costs and credits are recognized in AOCI, net of tax, until they are amortized, or immediately upon curtailment.
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
Prior to 2018, we granted restricted stock unit awards that had market conditions.  Compensation cost for awards with market-based performance targets is recognized based on the award’s grant date fair value.
Beginning in 2018, we granted restricted stock unit awards with multiple-conditions, both performance and market conditions. These awards were accounted for by considering the market condition in the grant date fair value and recognizing compensation expense over the service period based on the grant date fair value and the probability that the performance condition will be met.

We account for forfeitures as they occur.

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

ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

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

These Updates are to be applied using a cumulative-effect adjustment to retained earnings. While these Updates change the measurement of the Allowance for Credit Losses (ACL), it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios. However, the CECL ACL methodology will produce higher volatility in the quarterly provision for credit losses than our current reserve process.

We created a cross-functional management steering group to govern implementation and the Audit and Risk Committees and the Board of Directors received regular updates. For loans measured at amortized cost we have implemented a new modeling platform and integrated other auxiliary models to support a calculation of expected credit losses under CECL. We have made decisions on segmentation, a reasonable and supportable forecast period, a reversion method and period and a historical loss forecast covering the remaining contractual life, adjusted for prepayments as well as other criteria necessary.

Based on our portfolio composition and forecasts of relatively stable macroeconomic conditions over the next two years, we currently estimate that our CECL ACL on the originated portfolio will increase approximately 30%, primarily driven by our consumer portfolios. The overall ACL including the "gross-up" for PCI loans of approximately $50 million is approximately $300-$310 million. There is no capital impact related to the PCI loans at adoption. The impact for the adoption of CECL is a reduction to retained earnings of approximately $52 million.

The impact of this Update is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates at the time of adoption.

The impact to our AFS and HTM debt securities is immaterial.

Model development, as well as the development of policies and procedures and, internal controls are complete.

This Update is effective as of January 1, 2020.

NOTE 3.    SECURITIES
The amortized cost and fair value of debt securities are as follows:
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Available for Sale:
December 31, 2019
U.S. government agencies	$152	$—	$(1)	$151
U.S. government-sponsored entities	225	1	—	226
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,310	7	(3)	1,314
Agency collateralized mortgage obligations	1,234	10	(4)	1,240
Commercial mortgage-backed securities	341	6	(2)	345
States of the U.S. and political subdivisions	11	—	—	11
Other debt securities	2	—	—	2
Total debt securities available for sale	$3,275	$24	$(10)	$3,289
December 31, 2018
U.S. government agencies	$188	$—	$(1)	$187
U.S. government-sponsored entities	317	—	(4)	313
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,465	—	(36)	1,429
Agency collateralized mortgage obligations	1,179	5	(23)	1,161
Commercial mortgage-backed securities	229	—	(1)	228
States of the U.S. and political subdivisions	21	—	—	21
Other debt securities	2	—	—	2
Total debt securities available for sale	3,401	5	(65)	3,341

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities Held to Maturity:
December 31, 2019
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	175	—	—	175
Residential mortgage-backed securities:
Agency mortgage-backed securities	949	8	(2)	955
Agency collateralized mortgage obligations	721	5	(6)	720
Commercial mortgage-backed securities	308	3	(2)	309
States of the U.S. and political subdivisions	1,120	26	(2)	1,144
Total debt securities held to maturity	$3,275	$42	$(12)	$3,305
December 31, 2018
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	2	—	—	2
U.S. government-sponsored entities	215	—	(4)	211
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,036	—	(26)	1,010
Agency collateralized mortgage obligations	794	1	(24)	771
Commercial mortgage-backed securities	126	1	(1)	126
States of the U.S. and political subdivisions	1,080	3	(49)	1,034
Total debt securities held to maturity	$3,254	$5	$(104)	$3,155

Gross gains and gross losses were realized on securities as follows:
TABLE 3.2

Year Ended December 31	2019	2018	2017
(in millions)
Gross gains	$—	$—	$7
Gross losses	—	—	(1)
Net gains	$—	$—	$6

As of December 31, 2019, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$93	$93	$58	$58
Due after one year but within five years	147	148	131	131
Due after five years but within ten years	62	62	117	119
Due after ten years	88	87	991	1,013
	390	390	1,297	1,321
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,310	1,314	949	955
Agency collateralized mortgage obligations	1,234	1,240	721	720
Commercial mortgage-backed securities	341	345	308	309
Total debt securities	$3,275	$3,289	$3,275	$3,305

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

December 31	2019	2018
(dollars in millions)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$4,494	$3,874
As collateral for short-term borrowings	285	279
Securities pledged as a percent of total securities	72.8%	63.0%

Following are summaries of the fair values and unrealized losses of temporarily impaired debt securities, segregated by length of impairment:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Available for Sale:
December 31, 2019
U.S. government agencies	5	$48	$—	15	$61	$(1)	20	$109	$(1)
U.S. government-sponsored entities	—	—	—	6	130	—	6	130	—
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	200	(1)	24	314	(2)	37	514	(3)
Agency collateralized mortgage obligations	11	323	(1)	32	205	(3)	43	528	(4)
Commercial mortgage-backed securities	3	114	(2)	—	—	—	3	114	(2)
States of the U.S. and political subdivisions	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	32	$685	$(4)	78	$712	$(6)	110	$1,397	$(10)
December 31, 2018
U.S. government agencies	20	$145	$(1)	—	$—	$—	20	$145	$(1)
U.S. government-sponsored entities	1	36	—	11	227	(4)	12	263	(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	16	259	(4)	71	1,159	(32)	87	1,418	(36)
Agency collateralized mortgage obligations	2	82	(1)	47	590	(22)	49	672	(23)
Non-agency collateralized mortgage obligations	1	—	—	—	—	—	1	—	—
Commercial mortgage-backed securities	4	155	(1)	—	—	—	4	155	(1)
States of the U.S. and political subdivisions	2	2	—	6	10	—	8	12	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	46	$679	$(7)	136	$1,988	$(58)	182	$2,667	$(65)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities Held to Maturity:
December 31, 2019
U.S. government-sponsored entities	—	$—	$—	8	$160	$—	8	$160	$—
Residential mortgage-backed securities:
Agency mortgage-backed securities	5	134	(1)	11	135	(1)	16	269	(2)
Agency collateralized mortgage obligations	2	50	—	33	317	(6)	35	367	(6)
Commercial mortgage-backed securities	5	184	(2)	1	7	—	6	191	(2)
States of the U.S. and political subdivisions	18	63	(1)	7	29	(1)	25	92	(2)
Total temporarily impaired debt securities HTM	30	$431	$(4)	60	$648	$(8)	90	$1,079	$(12)

December 31, 2018
U.S. government-sponsored entities	—	$—	$—	12	$211	$(4)	12	$211	$(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	43	294	(4)	47	694	(22)	90	988	(26)
Agency collateralized mortgage obligations	3	42	—	49	611	(24)	52	653	(24)
Commercial mortgage-backed securities	5	26	—	4	43	(1)	9	69	(1)
States of the U.S. and political subdivisions	159	590	(27)	51	161	(22)	210	751	(49)
Total temporarily impaired debt securities HTM	210	$952	$(31)	163	$1,720	$(73)	373	$2,672	$(104)
We do not intend to sell the debt securities and it is not more likely than not that we will be required to sell the securities before recovery of their amortized cost basis.
Other-Than-Temporary Impairment
We evaluate our investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. We consider an investment security impaired if the fair value of the security is less than its cost or amortized cost basis. We did not recognize any OTTI losses on securities for the years ended December 31, 2019, 2018 and 2017.

States of the U.S. and Political Subdivisions
Our municipal bond portfolio with a carrying amount of $1.1 billion as of December 31, 2019 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 66% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.4 million. In addition to the strong stand-alone ratings, 63% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.

NOTE 4.     OTHER SECURITIES
Following is a summary of non-marketable equity securities:
TABLE 4.1

December 31	2019	2018
(in millions)
Federal Home Loan Bank stock	$256	$209
Federal Reserve Bank stock	123	122
Other non-marketable equity securities	1	1
Total non-marketable equity securities	$380	$332

We are a member of the FHLB of Pittsburgh and the FRB of Cleveland. Both institutions require members to purchase and hold a specified minimum level of stock based upon their membership, level of borrowings, collateral balances or participation in other programs. The FHLB and FRB stock is restricted in that they can only be sold back to the respective institutions. These non-marketable equity securities are included in other assets on the Consolidated Balance Sheets. The investments are carried at cost and evaluated for impairment periodically based on the ultimate recoverability of the par value. We determined there was no impairment at December 31, 2019 and 2018.

NOTE 5.     LOANS AND LEASES
Following is a summary of loans and leases, net of unearned income:
TABLE 5.1

(in millions)	Originated Loans and Leases	Loans Acquired in a Business Combination	Total Loans and Leases
December 31, 2019
Commercial real estate	$7,114	$1,846	$8,960
Commercial and industrial	5,063	245	5,308
Commercial leases	432	—	432
Other	21	—	21
Total commercial loans and leases	12,630	2,091	14,721
Direct installment	1,758	63	1,821
Residential mortgages	2,995	379	3,374
Indirect installment	1,922	—	1,922
Consumer lines of credit	1,092	359	1,451
Total consumer loans	7,767	801	8,568
Total loans and leases, net of unearned income	$20,397	$2,892	$23,289
December 31, 2018
Commercial real estate	$6,171	$2,615	$8,786
Commercial and industrial	4,140	416	4,556
Commercial leases	373	—	373
Other	46	—	46
Total commercial loans and leases	10,730	3,031	13,761
Direct installment	1,668	96	1,764
Residential mortgages	2,612	501	3,113
Indirect installment	1,933	—	1,933
Consumer lines of credit	1,119	463	1,582
Total consumer loans	7,332	1,060	8,392
Total loans and leases, net of unearned income	$18,062	$4,091	$22,153

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
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
The following table shows certain information relating to commercial real estate loans:
TABLE 5.2

December 31	2019	2018
(dollars in millions)
Commercial construction, acquisition and development loans	$1,275	$1,152
Percent of total loans and leases	5.5%	5.2%
Commercial real estate:
Percent owner-occupied	30.6%	35.1%
Percent non-owner-occupied	69.4%	64.9%

Additionally, as of December 31, 2019 and 2018, we had residential construction loans of $297.3 million and $273.4 million, representing 1.3% and 1.2% of total loans and leases, respectively.
We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection. Following is a summary of the activity for these loans to related parties during 2019:
TABLE 5.3

(in millions)
Balance at beginning of period	$16
New loans	1
Repayments	(10)
Balance at end of period	$7

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
TABLE 5.4

December 31	2019	2018
(in millions)
Accounted for under ASC 310-30:
Outstanding balance	$2,684	$3,768
Carrying amount	2,461	3,570
Accounted for under ASC 310-20:
Outstanding balance	436	602
Carrying amount	425	513
Total loans acquired in a business combination:
Outstanding balance	3,120	4,370
Carrying amount	2,886	4,083

The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been charged-off.

The carrying amount of PCI loans included in the table above totaled $1.5 million at December 31, 2019 and $1.7 million at December 31, 2018, representing 0.05% and 0.04%, respectively, of the carrying amount of total loans acquired in a business combination as of each date.
The following table provides changes in accretable yield for all loans acquired in business combinations that are accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.
TABLE 5.5

Year Ended December 31	2019	2018
(in millions)
Balance at beginning of period	$605	$708
Reduction due to unexpected early payoffs	(102)	(146)
Reclass from non-accretable difference to accretable yield	97	267
Disposals/transfers	(1)	(1)
Other	(1)	(1)
Accretion	(179)	(222)
Balance at end of period	$419	$605

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
During 2019, there was an overall improvement in cash flow expectations which resulted in a net reclassification of $97.0 million from the non-accretable difference to accretable yield primarily driven by overall improvement in the primary credit quality indicators of the majority of the acquired loan pools. This reclassification was $266.5 million for 2018. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

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

Following is a summary of non-performing assets:
TABLE 5.6

December 31	2019	2018
(dollars in millions)
Non-accrual loans	$81	$79
Troubled debt restructurings	22	21
Total non-performing loans	103	100
Other real estate owned	26	35
Total non-performing assets	$129	$135
Asset quality ratios:
Non-performing loans / total loans and leases	0.44%	0.45%
Non-performing loans + OREO / total loans and leases + OREO	0.55%	0.61%
Non-performing assets / total assets	0.37%	0.41%

The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $3.3 million at December 31, 2019 and $6.3 million at December 31, 2018. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at December 31, 2019 and December 31, 2018 totaled $9.2 million and $8.9 million, respectively.

The following tables provide an analysis of the aging of loans by class segregated by loans and leases originated and loans acquired:
TABLE 5.7

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2019
Commercial real estate	$10	$—	$26	$36	$7,078	$7,114
Commercial and industrial	9	—	28	37	5,026	5,063
Commercial leases	5	—	1	6	426	432
Other	—	—	1	1	20	21
Total commercial loans and leases	24	—	56	80	12,550	12,630
Direct installment	7	1	7	15	1,743	1,758
Residential mortgages	12	2	8	22	2,973	2,995
Indirect installment	15	1	3	19	1,903	1,922
Consumer lines of credit	5	1	3	9	1,083	1,092
Total consumer loans	39	5	21	65	7,702	7,767
Total originated loans and leases	$63	$5	$77	$145	$20,252	$20,397
December 31, 2018
Commercial real estate	$7	$—	$17	$24	$6,147	$6,171
Commercial and industrial	5	—	19	24	4,116	4,140
Commercial leases	1	—	2	3	370	373
Other	—	—	1	1	45	46
Total commercial loans and leases	13	—	39	52	10,678	10,730
Direct installment	8	—	8	16	1,652	1,668
Residential mortgages	16	3	6	25	2,587	2,612
Indirect installment	11	1	2	14	1,919	1,933
Consumer lines of credit	5	1	3	9	1,110	1,119
Total consumer loans	40	5	19	64	7,268	7,332
Total originated loans and leases	$53	$5	$58	$116	$17,946	$18,062

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount)/ Premium	Total Loans
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$12	$28	$3	$43	$1,942	$(139)	$1,846
Commercial and industrial	2	3	—	5	259	(19)	245
Total commercial loans	14	31	3	48	2,201	(158)	2,091
Direct installment	3	—	—	3	60	—	63
Residential mortgages	8	4	—	12	382	(15)	379
Consumer lines of credit	7	2	1	10	357	(8)	359
Total consumer loans	18	6	1	25	799	(23)	801
Total loans acquired in a business combination	$32	$37	$4	$73	$3,000	$(181)	$2,892
December 31, 2018
Commercial real estate	$19	$38	$3	$60	$2,723	$(168)	$2,615
Commercial and industrial	3	4	17	24	420	(28)	416
Total commercial loans	22	42	20	84	3,143	(196)	3,031
Direct installment	3	2	—	5	91	—	96
Residential mortgages	13	6	—	19	498	(16)	501
Consumer lines of credit	8	3	1	12	461	(10)	463
Total consumer loans	24	11	1	36	1,050	(26)	1,060
Total loans acquired in a business combination	$46	$53	$21	$120	$4,193	$(222)	$4,091

(1)	Past due information for loans acquired in a business combination is based on the contractual balance outstanding at December 31, 2019 and 2018.

(2)
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
TABLE 5.8

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

The following tables present a summary of our commercial loans and leases by credit quality category segregated by loans and leases originated and loans acquired:
TABLE 5.9

	Commercial Loan and Lease Credit Quality Categories
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
December 31, 2019
Commercial real estate	$6,821	$171	$121	$1	$7,114
Commercial and industrial	4,768	149	144	2	5,063
Commercial leases	423	3	6	—	432
Other	20	—	1	—	21
Total originated commercial loans and leases	$12,032	$323	$272	$3	$12,630
December 31, 2018
Commercial real estate	$5,883	$163	$125	$—	$6,171
Commercial and industrial	3,879	180	81	—	4,140
Commercial leases	366	1	6	—	373
Other	45	—	1	—	46
Total originated commercial loans and leases	$10,173	$344	$213	$—	$10,730
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$1,603	$116	$127	$—	$1,846
Commercial and industrial	201	19	25	—	245
Total commercial loans acquired in a business combination	$1,804	$135	$152	$—	$2,091
December 31, 2018
Commercial real estate	$2,256	$168	$191	$—	$2,615
Commercial and industrial	355	18	43	—	416
Total commercial loans acquired in a business combination	$2,611	$186	$234	$—	$3,031

Credit quality information for loans acquired in a business combination is based on the contractual balance outstanding at December 31, 2019 and 2018.
We use delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer loans by payment status:
TABLE 5.10

	Consumer Loan Credit Quality by Payment Status
(in millions)	Performing	Non-Performing	Total
Originated Loans
December 31, 2019
Direct installment	$1,745	$13	$1,758
Residential mortgages	2,978	17	2,995
Indirect installment	1,919	3	1,922
Consumer lines of credit	1,086	6	1,092
Total originated consumer loans	$7,728	$39	$7,767
December 31, 2018
Direct installment	$1,654	$14	$1,668
Residential mortgages	2,598	14	2,612
Indirect installment	1,931	2	1,933
Consumer lines of credit	1,114	5	1,119
Total originated consumer loans	$7,297	$35	$7,332
Loans Acquired in a Business Combination
December 31, 2019
Direct installment	$63	$—	$63
Residential mortgages	379	—	379
Consumer lines of credit	358	1	359
Total consumer loans acquired in a business combination	$800	$1	$801
December 31, 2018
Direct installment	$96	$—	$96
Residential mortgages	501	—	501
Consumer lines of credit	462	1	463
Total consumer loans acquired in a business combination	$1,059	$1	$1,060

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

Following is a summary of information pertaining to loans and leases considered to be impaired, by class of loan and lease:
TABLE 5.11

(in millions)	Unpaid Contractual Principal Balance	Recorded Investment With No Specific Reserve	Recorded Investment With Specific Reserve	Total Recorded Investment	Specific Reserve	Average Recorded Investment
At or for the Year Ended December 31, 2019
Commercial real estate	$30	$25	$2	$27	$2	$26
Commercial and industrial	35	21	—	21	2	22
Commercial leases	1	1	—	1	—	1
Total commercial loans and leases	66	47	2	49	4	49
Direct installment	16	13	—	13	—	13
Residential mortgages	20	18	—	18	—	17
Indirect installment	5	3	—	3	—	3
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	48	39	—	39	—	38
Total	$114	$86	$2	$88	$4	$87
At or for the Year Ended December 31, 2018
Commercial real estate	$20	$16	$1	$17	$—	$18
Commercial and industrial	46	20	13	33	4	32
Commercial leases	2	2	—	2	—	4
Total commercial loans and leases	68	38	14	52	4	54
Direct installment	17	14	—	14	—	14
Residential mortgages	16	14	—	14	—	15
Indirect installment	5	2	—	2	—	2
Consumer lines of credit	7	5	—	5	—	5
Total consumer loans	45	35	—	35	—	36
Total	$113	$73	$14	$87	$4	$90

Interest income continued to accrue on certain impaired loans and totaled approximately $5.9 million, $5.9 million and $6.1 million during 2019, 2018 and 2017, respectively. The above tables include one loan acquired in a business combination with a specific reserve at December 31, 2018.
Following is a summary of the allowance for credit losses required for loans acquired in a business combination due to changes in credit quality subsequent to the acquisition date:
TABLE 5.12

December 31	2019	2018
(in millions)
Commercial real estate	$4	$2
Commercial and industrial	—	4
Total commercial loans	4	6
Direct installment	1	1
Residential mortgages	2	—
Total consumer loans	3	1
Total allowance on loans acquired in a business combination	$7	$7

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
Following is a summary of the composition of total TDRs:
TABLE 5.13

(in millions)	Originated	Acquired	Total
December 31, 2019
Accruing:
Performing	$19	$—	$19
Non-performing	18	4	22
Non-accrual	14	1	15
Total TDRs	$51	$5	$56
December 31, 2018
Accruing:
Performing	$18	$—	$18
Non-performing	17	4	21
Non-accrual	9	—	9
Total TDRs	$44	$4	$48
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During 2019, we returned to performing status $4.4 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for credit losses.
Excluding purchased credit impaired loans, commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. Our allowance for credit losses included specific reserves for commercial TDRs and pooled reserves for individually impaired loans under $1.0 million based on loan segment loss given default. Our allowance for loan losses includes specific reserves for commercial TDRs of less than $0.5 million at December 31, 2019 and 2018, respectively, and pooled reserves for individual loans of $0.8 million and $0.5 million for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for credit losses.

All other classes of loans whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. Our allowance for credit losses included pooled reserves for these classes of loans of $4.1 million and $4.0 million at December 31, 2019 and 2018, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of TDR loans, by class:
TABLE 5.14

Year Ended December 31	2019			2018
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	20	$5	$5	4	$1	$1
Commercial and industrial	23	5	3	10	—	—
Total commercial loans	43	10	8	14	1	1
Direct installment	65	3	3	80	4	4
Residential mortgages	18	3	3	15	1	1
Consumer lines of credit	27	2	1	26	1	1
Total consumer loans	110	8	7	121	6	6
Total	153	$18	$15	135	$7	$7

The items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 5.15

Year Ended December 31	2019		2018
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	5	$1	3	$1
Commercial and industrial	1	—	1	—
Total commercial loans	6	1	4	1
Direct installment	5	—	7	1
Residential mortgages	2	—	4	—
Consumer lines of credit	1	—	3	—
Total consumer loans	8	—	14	1
Total	14	$1	18	$2

NOTE 6.    ALLOWANCE FOR CREDIT LOSSES
Following is a summary of changes in the allowance for credit losses, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2019
Commercial real estate	$55	$(4)	$4	$—	$5	$60
Commercial and industrial	49	(10)	4	(6)	10	53
Commercial leases	8	—	—	—	3	11
Other	2	(3)	—	(3)	3	2
Total commercial loans and leases	114	(17)	8	(9)	21	126
Direct installment	14	(1)	—	(1)	—	13
Residential mortgages	20	(2)	—	(2)	4	22
Indirect installment	15	(11)	4	(7)	11	19
Consumer lines of credit	10	(2)	—	(2)	1	9
Total consumer loans	59	(16)	4	(12)	16	63
Total allowance on originated loans and leases	173	(33)	12	(21)	37	189
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(9)	2	(7)	7	6
Total allowance on loans acquired in a business combination	7	(9)	2	(7)	7	7
Total allowance for credit losses	$180	$(42)	$14	$(28)	$44	$196

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2018
Commercial real estate	$50	$(7)	$3	$(4)	$9	$55
Commercial and industrial	52	(20)	2	(18)	15	49
Commercial leases	5	(3)	—	(3)	6	8
Other	2	(4)	—	(4)	4	2
Total commercial loans and leases	109	(34)	5	(29)	34	114
Direct installment	21	(17)	2	(15)	8	14
Residential mortgages	16	—	—	—	4	20
Indirect installment	12	(9)	4	(5)	8	15
Consumer lines of credit	10	(3)	—	(3)	3	10
Total consumer loans	59	(29)	6	(23)	23	59
Total allowance on originated loans and leases	168	(63)	11	(52)	57	173
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(7)	3	(4)	4	6
Total allowance on loans acquired in a business combination	7	(7)	3	(4)	4	7
Total allowance for credit losses	$175	$(70)	$14	$(56)	$61	$180
Year Ended December 31, 2017
Commercial real estate	$47	$(2)	$2	$—	$3	$50
Commercial and industrial	48	(27)	2	(25)	29	52
Commercial leases	3	(1)	—	(1)	3	5
Other	1	(4)	1	(3)	4	2
Total commercial loans and leases	99	(34)	5	(29)	39	109
Direct installment	21	(12)	2	(10)	10	21
Residential mortgages	10	—	—	—	6	16
Indirect installment	11	(10)	4	(6)	7	12
Consumer lines of credit	10	(2)	—	(2)	2	10
Total consumer loans	52	(24)	6	(18)	25	59
Total allowance on originated loans and leases	151	(58)	11	(47)	64	168
Purchased credit-impaired loans	1	(1)	—	(1)	1	1
Other loans acquired in a business combination	6	(1)	5	4	(4)	6
Total allowance on loans acquired in a business combination	7	(2)	5	3	(3)	7
Total allowance for credit losses	$158	$(60)	$16	$(44)	$61	$175

Following is a summary of the individual and collective allowance for credit losses and corresponding loan and lease balances by class:
TABLE 6.2

	Allowance		Loans and Leases Outstanding
(in millions)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2019
Commercial real estate	$2	$58	$7,114	$13	$7,101
Commercial and industrial	2	51	5,063	17	5,046
Commercial leases	—	11	432	—	432
Other	—	2	21	—	21
Total commercial loans and leases	4	122	12,630	30	12,600
Direct installment	—	13	1,758	—	1,758
Residential mortgages	—	22	2,995	—	2,995
Indirect installment	—	19	1,922	—	1,922
Consumer lines of credit	—	9	1,092	—	1,092
Total consumer loans	—	63	7,767	—	7,767
Total	$4	$185	$20,397	$30	$20,367
December 31, 2018
Commercial real estate	$—	$55	$6,171	$7	$6,164
Commercial and industrial	4	49	4,140	11	4,129
Commercial leases	—	9	373	—	373
Other	—	2	46	—	46
Total commercial loans and leases	4	115	10,730	18	10,712
Direct installment	—	14	1,668	—	1,668
Residential mortgages	—	19	2,612	—	2,612
Indirect installment	—	15	1,933	—	1,933
Consumer lines of credit	—	10	1,119	—	1,119
Total consumer loans	—	58	7,332	—	7,332
Total	$4	$173	$18,062	$18	$18,044

The above table excludes loans acquired in a business combination that were pooled into groups of loans for evaluating impairment.

NOTE 7. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others, as of December 31, 2019 and 2018, is listed below:
TABLE 7.1

December 31	2019	2018
(in millions)
Mortgage loans sold with servicing retained	$4,686	$3,968

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

Year Ended December 31	2019	2018	2017
(in millions)
Mortgage loans sold with servicing retained	$1,381	$1,060	$1,769
Pretax gains resulting from above loan sales (1)	32	19	22
Mortgage servicing fees (1)	11	9	8
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary activity relating to MSRs:
TABLE 7.3

Year Ended December 31	2019	2018	2017
(in millions)
Balance at beginning of period	$37	$29	$14
Fair value of MSRs acquired	—	—	8
Additions	14	13	11
Payoffs and curtailments	(5)	(2)	(2)
Impairment charge	(1)	(1)	—
Amortization	(2)	(2)	(2)
Balance at end of period	$43	$37	$29
Fair value, beginning of period	$41	$32	$18
Fair value, end of period	45	41	32

The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and with the use of independent third-party valuations. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs and as interest rates increase, mortgage loan prepayments decline, which results in an increase in the fair value of MSRs. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

December 31	2019	2018
(dollars in millions)
Weighted average life (months)	78.9	82.2
Constant prepayment rate (annualized)	10.6%	10.1%
Discount rate	9.7%	9.7%
Effect on fair value due to change in interest rates:
+0.25%	$3	$3
+0.50%	5	5
-0.25%	(3)	(3)
-0.50%	(5)	(6)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $1.5 million valuation allowance for MSRs as of December 31, 2019, compared to $0.5 million at December 31, 2018.
SBA-Guaranteed Loan Servicing
We retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the SBA guaranteed portion of the loan, which is commonly known as a servicing spread. The unpaid principal balance of SBA-guaranteed loans serviced for investors, as of December 31, 2019 and December 31, 2018, was as follows:
TABLE 7.5

December 31	2019	2018
(in millions)
SBA loans sold to investors with servicing retained	$225	$283
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 7.6

Year Ended December 31	2019	2018	2017
(in millions)
SBA loans sold with servicing retained	$23	$41	$54
Pretax gains resulting from above loan sales (1)	2	4	2
SBA servicing fees (1)	2	3	2
(1) Recorded in non-interest income.

Following is a summary of the activity in SBA servicing rights:
TABLE 7.7

Year Ended December 31	2019	2018	2017
(in millions)
Balance at beginning of period	$4	$5	$—
Fair value of servicing rights acquired	—	—	5
Additions	—	1	1
Payoffs, curtailments and amortization	(1)	(1)	(1)
Impairment (charge) / recovery	—	(1)	—
Balance at end of period	$3	$4	$5
Fair value, beginning of period	$4	$5	$—
Fair value, end of period	3	4	5

Following is a summary of key assumptions and the sensitivity of the SBA servicing rights to changes in these assumptions. The declines in fair values were immaterial in the scenarios presented.
TABLE 7.8

December 31	2019	2018
(dollars in millions)
Weighted average life (months)	42.0	52.2
Constant prepayment rate	16.8%	12.5%
Discount rate	16.2%	19.4%
Decline in fair value due to change in interest rates:
1% adverse change	$(0.1)	$(0.1)
2% adverse change	(0.1)	(0.2)
Decline in fair value due to change in constant prepayment rates:
10% adverse change	(0.1)	(0.2)
20% adverse change	(0.3)	(0.3)

The fair value of the SBA servicing rights is compared to the amortized basis. If the amortized basis exceeds the fair value, the asset is considered impaired and is written down to fair value through a valuation allowance on the asset and a charge against other non-interest income. We had a $1.2 million valuation allowance for SBA servicing rights as of December 31, 2019, compared to $0.8 million at December 31, 2018.

NOTE 8.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:
TABLE 8.1

December 31	2019	2018
(in millions)
Land	$62	$64
Premises	233	238
Equipment	276	236
	571	538
Accumulated depreciation	(238)	(208)
Total premises and equipment, net	$333	$330

Depreciation expense for premises and equipment is presented in the following table:
TABLE 8.2

December 31	2019	2018	2017
(in millions)
Depreciation expense for premises and equipment	$42	$39	$34

NOTE 9.      GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:
TABLE 9.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Other (1)	Total
Balance at January 1, 2018	$2,228	$8	$11	$2	$2,249
Goodwill (deductions) additions	3	—	5	(2)	6
Balance at December 31, 2018	2,231	8	16	—	2,255
Goodwill (deductions) additions	—	—	7	—	7
Balance at December 31, 2019	$2,231	$8	$23	$—	$2,262

(1) Other represents Consumer Finance which was a reportable segment prior to December 31, 2018. The deduction of goodwill for the Consumer Finance segment in 2018 was the result of the sale of Regency to Mariner Finance, LLC on August 31, 2018, as part of our strategy to enhance the overall positioning of our consumer banking operations.
The addition of goodwill for the Insurance segment in 2018 and 2019 was the result of the FNIA acquisitions of a Maryland-based insurance agency on December 17, 2018 and a North Carolina-based insurance agency on June 17, 2019. We recorded goodwill in the Community Banking segment during 2018 as a result of the purchase accounting adjustments relating to the YDKN acquisition described in Note 27, “Mergers and Acquisitions.”

The following table shows a summary of core deposit intangibles and customer renewal lists:
TABLE 9.2

(in millions)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2019
Gross carrying amount	$196	$18	$214
Accumulated amortization	(136)	(11)	(147)
Net carrying amount	$60	$7	$67
December 31, 2018
Gross carrying amount	$196	$15	$211
Accumulated amortization	(122)	(10)	(132)
Net carrying amount	$74	$5	$79

Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from eight to thirteen years.
The following table summarizes amortization expense recognized:
TABLE 9.3

December 31	2019	2018	2017
(in millions)
Amortization expense	$14	$16	$18

Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2019:
TABLE 9.4

(in millions)
2020	$13
2021	12
2022	10
2023	10
2024	8
Total	$53

Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2019 and 2018 and determined that our intangible assets are not impaired.

NOTE 10.    OPERATING LEASES
We have operating leases primarily for certain branches, office space, land, and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of December 31, 2019, we had operating lease right-of-use assets and operating lease liabilities of $121.4 million and $128.2 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2019, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $29.0 million in right-of-use assets and other liabilities. These operating leases will commence in 2020 with lease terms of 6 years to 15 years.
The components of lease expense were as follows:
TABLE 10.1

Twelve Months Ended December 31,
(dollars in millions)	2019
Operating lease cost	$27
Short-term lease cost	1
Variable lease cost	4
Sublease income	—
Total lease cost	$32

Rental expense totaled $33.2 million and $29.1 million for 2018 and 2017, respectively.
Other information related to leases is as follows:
TABLE 10.2

Twelve Months Ended December 31,
(dollars in millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	25
Weighted average remaining lease term (years):
Operating leases	9.61
Weighted average discount rate:
Operating leases	3.0%

Maturities of operating lease liabilities were as follows:
TABLE 10.3

(in millions)	December 31, 2019
2020	$24
2021	22
2022	17
2023	13
2024	12
Later years	62
Total lease payments	150
Less: imputed interest	(22)
Present value of lease liabilities	$128

As a lessor we offer commercial leasing services to customers in need of new or used equipment primarily within our market areas of Pennsylvania, Ohio, Maryland, North Carolina, South Carolina and West Virginia. Additional information relating to commercial leasing is provided in Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements.

NOTE 11.      DEPOSITS
Following is a summary of deposits:
TABLE 11.1

December 31	2019	2018
(in millions)
Non-interest-bearing demand	$6,384	$6,000
Interest-bearing demand	11,049	9,660
Savings	2,625	2,526
Certificates and other time deposits:
Less than $100,000	2,262	2,816
$100,000 through $250,000	1,494	1,478
Greater than $250,000	972	975
Total certificates and other time deposits	4,728	5,269
Total deposits	$24,786	$23,455

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2019:
TABLE 11.2

(in millions)
2020	$3,035
2021	1,041
2022	236
2023	214
2024	115
Later years	87
Total	$4,728

NOTE 12.      SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:
TABLE 12.1

December 31	2019	2018
(in millions)
Securities sold under repurchase agreements	$278	$251
Federal Home Loan Bank advances	2,255	2,230
Federal funds purchased	575	1,535
Subordinated notes	108	113
Total short-term borrowings	$3,216	$4,129

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, there were no overnight maturities as of December 31, 2019. Of the total short-term FHLB advances as of December 31, 2018, 57.2% had overnight maturities. At December 31, 2019, $1.5 billion, or 64.5%, of the short-term FHLB advances were swapped to a fixed rate with maturities in 2020. This compares to $1.0 billion, or 42.8%, as of December 31, 2018.
The following represents weighted average interest rates on short-term borrowings:
TABLE 12.2

December 31	2019	2018	2017
Year-to-date average	2.24%	1.89%	1.16%
Period-end	1.76%	2.49%	1.44%

NOTE 13.      LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:
TABLE 13.1

December 31	2019	2018
(in millions)
Federal Home Loan Bank advances	$935	$270
Subordinated notes	90	87
Junior subordinated debt	66	111
Other subordinated debt	249	159
Total long-term borrowings	$1,340	$627

Scheduled annual maturities for the long-term borrowings for the years following December 31, 2019 are as follows:
TABLE 13.2

(in millions)
2020	$122
2021	563
2022	311
2023	30
2024	1
Later years	313
Total	$1,340

Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $7.9 billion, of which $3.2 billion was utilized as of December 31, 2019. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2022. Effective interest rates paid on the long-term advances ranged from 1.62% to 2.71% for the year ended December 31, 2019 and 1.39% to 4.19% for the year ended December 31, 2018.
Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2029. At December 31, 2019, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rate on the subordinated notes are presented in the following table:
TABLE 13.3

December 31	2019	2018	2017
Subordinated notes weighted average interest rate	3.33%	3.08%	2.85%

Junior subordinated debt
The junior subordinated debt is comprised of the debt securities issued by FNB in relation to our three unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated variable interest entities and are included on the Consolidated Balance Sheets in long-term borrowings. One hundred percent of the common equity of each Trust is owned by FNB. The Trusts were formed for the purpose of issuing FNB-obligated mandatorily redeemable capital securities, or TPS to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by FNB, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our Financial Statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by us on the junior subordinated debt held by the Trusts. F.N.B. Statutory Trust II was formed by us, and the other two statutory trusts were assumed through acquisitions. The acquired statutory trusts were adjusted to fair value in conjunction with the various acquisitions.
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

The following table provides information relating to the Trusts as of December 31, 2019:
TABLE 13.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	3.54%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	3.21%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	3.42%	LIBOR + 146 bps
Total	$72	$3	$66

During the first half of 2019, we redeemed $44.0 million of TPS that we previously assumed through various acquisitions.
Other subordinated debt
The following table provides information relating to our other subordinated debt as of December 31, 2019. These debt issuances are fixed-rate, with the exception of the debt offering in 2019, which is fixed-to-floating rate after February 14, 2024, at which time the floating rate will be LIBOR plus 240 basis points. These subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 13.5

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (2)	Carrying Value	Stated Maturity Date	Interest Rate
4.95% Fixed-To-Floating Rate Subordinated Notes due 2029	$120	$118	$118	2/14/2029	4.95%
4.875% Subordinated Notes due 2025	100	98	99	10/2/2025	4.88%
7.625% Subordinated Notes due August 12, 2023 (1)	38	46	32	8/12/2023	7.63%
Total	$258	$262	$249
(1) Assumed from YDKN and adjusted to fair value at the time of acquisition.
(2) After deducting underwriting discounts and commissions and offering costs. For the debt assumed from YDKN, this is the fair value of the debt at the time of the acquisition.
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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 14.1

December 31	2019			2018
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in millions)		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,655	$1	$—	$1,155	$—	$3
Interest rate swaps – not designated	3,640	—	23	2,740	2	10
Equity contracts – not designated	—	—	—	1	—	—
Total subject to master netting arrangements	5,295	1	23	3,896	2	13
Not subject to master netting arrangements:
Interest rate swaps – not designated	3,640	149	1	2,740	40	26
Interest rate lock commitments – not designated	163	3	—	47	1	—
Forward delivery commitments – not designated	195	1	1	55	—	—
Credit risk contracts – not designated	265	—	—	203	—	—
Equity contracts – not designated	—	—	—	1	—	—
Total not subject to master netting arrangements	4,263	153	2	3,046	41	26
Total	$9,558	$154	$25	$6,942	$43	$39

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

The following table shows amounts reclassified from AOCI:
TABLE 14.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(in millions)	2019	2018	2017		2019	2018	2017
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(22)	$(3)	$1	Interest income (expense)	$2	$2	$—

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 14.3

	Year Ended December 31,
	2019		2018		2017
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,085	$80	$1,022	$75	$862	$44
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships	—	—	—	—	—	—
Interest rate contracts	—	—	—	—	—	—
Amount of gain (loss) reclassified from AOCI into net income	(1)	3	(1)	3	1	(1)
Amount of gain (loss) reclassified from AOCI into income as a result of that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—

As of December 31, 2019, the maximum length of time over which forecasted interest cash flows are hedged is 4.9 years. In the twelve months that follow December 31, 2019, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $4.5 million ($3.5 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2019.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the years ended December 31, 2019 and 2018, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Risk participation agreements sold with notional amounts totaling $201.5 million as of December 31, 2019 have remaining terms ranging from two months to nine years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.3 million and $0.1 million at December 31, 2019 and 2018, respectively. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.3 million, respectively, at December 31, 2019 and $0.05 million and $0.11 million, respectively, at December 31, 2018.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 14.4

		Year Ended December 31,
(in millions)	Consolidated Statements of Income Location	2019	2018	2017
Interest rate swaps	Non-interest income - other	$—	$1	$(1)
Interest rate lock commitments	Mortgage banking operations	—	—	—
Forward delivery contracts	Mortgage banking operations	(1)	1	—
Credit risk contracts	Non-interest income - other	—	—	—

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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.1 million and $0.7 million as of December 31, 2019 and 2018, respectively, in excess of amounts previously posted as collateral with the respective counterparty.
The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 14.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
December 31, 2019
Derivative Assets
Interest rate contracts:
Designated	$1	$1	$—	$—
Total	$1	$1	$—	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$23	$23	$—	$—
Total	$23	$23	$—	$—

December 31, 2018
Derivative Assets
Interest rate contracts:
Not designated	$2	$2	$—	$—
Total	$2	$2	$—	$—

Derivative Liabilities
Interest rate contracts:
Designated	$3	$3	$—	$—
Not designated	10	9	—	1
Total	$13	$12	$—	$1

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
Following is a summary of off-balance sheet credit risk information:
TABLE 15.1

December 31	2019	2018
(in millions)
Commitments to extend credit	$8,089	$7,378
Standby letters of credit	150	126

At December 31, 2019, funding of 74.2% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

NOTE 16.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 353,656 and 283,037 performance-based restricted stock units in 2019 and 2018, respectively. As of December 31, 2019, we had available up to 1,620,243 shares of common stock to issue under this Plan.
The following table details our issuance of restricted stock units and the aggregate weighted average grant date fair values under these plans for the years indicated:
TABLE 16.1

(dollars in millions)	2019	2018	2017
Restricted stock units	1,182,197	962,799	713,998
Weighted average grant date fair values	$13	$13	$10

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 16.2

	2019		2018		2017
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of year	2,556,174	$13.51	1,975,862	$13.64	1,836,363	$12.97
Granted	1,182,197	10.94	962,799	13.21	713,998	14.67
Net adjustment due to performance	—	—	—	—	(64,861)	13.85
Vested	(655,208)	13.15	(258,031)	13.19	(542,580)	12.71
Forfeited/expired	(332,814)	12.72	(214,743)	13.39	(31,018)	14.03
Dividend reinvestment	108,008	11.84	90,287	12.61	63,960	13.80
Unvested units outstanding at end of year	2,858,357	12.56	2,556,174	13.51	1,975,862	13.64

The following table provides certain information related to restricted stock units:
TABLE 16.3

Year Ended December 31	2019	2018	2017
(in millions)
Stock-based compensation expense	$12	$10	$8
Tax benefit related to stock-based compensation expense	2	2	3
Fair value of units vested	7	3	8

As of December 31, 2019, there was $14.3 million of unrecognized compensation cost related to unvested restricted stock units including $0.5 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. The components of the restricted stock units as of December 31, 2019 are as follows:
TABLE 16.4

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	1,922,120	936,237	2,858,357
Unrecognized compensation expense	$10	$4	$14
Intrinsic value	$24	$12	$36
Weighted average remaining life (in years)	1.83	1.81	1.82
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 16.5

	2019	Weighted Average Exercise Price per Share	2018	Weighted Average Exercise Price per Share	2017	Weighted Average Exercise Price per Share
Options outstanding at beginning of year	458,354	$7.99	722,650	$7.96	892,532	$8.95
Assumed from acquisitions	—	—	—	—	207,645	8.92
Exercised	(183,566)	7.86	(253,899)	7.77	(255,503)	10.21
Forfeited/expired	(28,704)	7.65	(10,397)	11.98	(122,024)	12.12
Options outstanding and exercisable at end of year	246,084	8.14	458,354	7.99	722,650	7.96

The following table summarizes information about stock options outstanding at December 31, 2019:
TABLE 16.6

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.45 - $5.18	54,148	1.26	$4.82
$5.19 - $7.78	40,022	3.11	6.90
$7.79 - $11.37	151,914	4.71	9.64
	246,084

The intrinsic value of outstanding and exercisable stock options at December 31, 2019 was $1.1 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.
The following table summarizes certain information relating to stock options exercised:
TABLE 16.7

Year Ended December 31	2019	2018	2017
(in millions)
Proceeds from stock options exercised	$1	$2	$2
Intrinsic value of stock options exercised	1	1	1

The tax benefit recognized from stock options exercised was $0.2 million, $0.3 million and $0.4 million for 2019, 2018 and 2017, respectively.
Warrants
As of December 31, 2019, there were no longer any outstanding warrants. The following paragraphs summarize the warrants that were previously issued that have been exercised or expired in 2018 and 2019.
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
In conjunction with the YDKN acquisition on March 11, 2017, the warrant issued by YDKN to the UST under the CPP has been converted into a warrant to purchase up to 207,320 shares of our common stock at an exercise price of $9.63 per share. Subsequent adjustments related to actual dividends paid by us have increased the share amount of these warrants to 225,439, with a resulting lower exercise price of $8.86 per share as of June 30, 2019. The warrant, which was recorded at its fair value on March 11, 2017, was sold at auction by the UST and was exercised prior to expiring in July 2019.

NOTE 17.    RETIREMENT PLANS
We sponsor the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan that has been frozen. The RIP covered employees who satisfied minimum age and length of service requirements. Although not required, during 2019, we made a $5.0 million contribution to the RIP.
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
The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the Consolidated Balance Sheets for the qualified and non-qualified plans described above (collectively, the Plans):
TABLE 17.1

December 31	2019			2018
	Qualified	Non-Qualified	Total	Qualified	Non-Qualified	Total
(in millions)
Accumulated benefit obligation	$156	$19	$175	$145	$18	$163
Projected benefit obligation at beginning of year	$145	$18	$163	$162	$20	$182
Interest cost	6	1	7	6	—	6
Actuarial loss (gain)	15	2	17	(12)	(1)	(13)
Benefits paid	(10)	(2)	(12)	(11)	(1)	(12)
Projected benefit obligation at end of year	$156	$19	$175	$145	$18	$163
Fair value of plan assets at beginning of year	$150	$—	$150	$164	$—	$164
Actual return on plan assets	28	—	28	(7)	—	(7)
Corporation contribution	5	2	7	4	1	5
Benefits paid	(10)	(2)	(12)	(11)	(1)	(12)
Fair value of plan assets at end of year	$173	$—	$173	$150	$—	$150
Funded status of plans	$17	$(19)	$(2)	$5	$(18)	$(13)

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:
TABLE 17.2

Assumptions at December 31	2019	2018
Weighted average discount rate	3.17%	4.18%
Rates of average increase in compensation levels	3.50	3.50

The discount rate assumption at December 31, 2019 and 2018 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.
The net periodic pension cost and other comprehensive income for the Plans included the following components:
TABLE 17.3

Year Ended December 31	2019	2018	2017
(in millions)
Interest cost	$7	$6	$7
Expected return on plan assets	(11)	(11)	(11)
Actuarial loss amortization	2	2	2
Total pension income	(2)	(3)	(2)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	1	6	3
Amortization of actuarial loss	(2)	(2)	(2)
Total amount recognized in other comprehensive income	(1)	4	1
Total amount recognized in net periodic benefit cost and other comprehensive income	$(3)	$1	$(1)

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:
TABLE 17.4

Assumptions for the Year Ended December 31	2019	2018	2017
Weighted average discount rate	4.16%	4.19%	3.96%
Rates of increase in compensation levels	3.50	3.50	3.50
Expected long-term rate of return on assets	7.25	7.25	7.25

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.
The change in plan assets reflects benefits paid from the qualified pension plans of $10.0 million and $10.1 million for 2019 and 2018, respectively. As stated above, we made a $5.0 million contribution to the RIP during 2019. We made a $4.0 million contribution to the RIP during 2018. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $1.5 million for 2019 and $1.4 million for 2018.

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2019:
TABLE 17.5

(in millions)
Expected employer contributions:	2020	$2
Expected benefit payments:	2020	10
	2021	10
	2022	10
	2023	10
	2024	11
	2025 – 2029	53

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
TABLE 17.6

Year Ended December 31	2019	2018	2017
(in millions)
401(k) contribution expense	$15	$15	$12
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

The following table presents asset allocations for our pension plans as of December 31, 2019 and 2018, and the target allocation for 2020, by asset category:
TABLE 17.7

	Target Allocation	Percentage of Plan Assets
December 31	2020	2019	2018
Asset Category
Equity securities	45 - 65	60%	55%
Debt securities	30 - 50	37	41
Cash equivalents	0 - 10	3	4

At December 31, 2019 and 2018, equity securities included 469,000 and 585,000 shares, respectively, of our common stock, representing 3.5% and 4.0% of total plan assets at December 31, 2019 and 2018, respectively. Dividends received on our common stock held by the Plan were $0.2 million and $0.3 million for 2019 and 2018, respectively.
The fair values of our pension plan assets by asset category are as follows:
TABLE 17.8

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2019
Asset Class
Cash	$5	$—	$—	$5
Equity securities:
F.N.B. Corporation	6	—	—	6
Other large-cap U.S. financial services companies	4	—	—	4
Other large-cap U.S. companies	54	—	—	54
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	1	—	—	1
U.S. small-cap equity index funds	3	—	—	3
U.S. mid-cap equity index funds	5	—	—	5
Non-U.S. equities growth fund	9	—	—	9
U.S. equity funds:
U.S. mid-cap	12	—	—	12
U.S. small-cap	4	—	—	4
Other	5	—	—	5
Fixed income securities:
U.S. government agencies	—	51	—	51
Corporate bonds	—	1	—	1
Fixed income mutual funds:
U.S. investment-grade fixed income securities	12	—	—	12
Total	$121	$52	$—	$173

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2018
Asset Class
Cash	$6	$—	$—	$6
Equity securities:
F.N.B. Corporation	6	—	—	6
Other large-cap U.S. financial services companies	3	—	—	3
Other large-cap U.S. companies	43	—	—	43
International companies	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	3	—	—	3
U.S. mid-cap equity index funds	4	—	—	4
Non-U.S. equities growth fund	6	—	—	6
U.S. equity funds:
U.S. mid-cap	9	—	—	9
U.S. small-cap	3	—	—	3
Other	4	—	—	4
Fixed income securities:
U.S. government agencies	—	49	—	49
Corporate bonds	—	2	—	2
Fixed income mutual funds:
U.S. investment-grade fixed income securities	11	—	—	11
Total	$99	$51	$—	$150

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

Income Tax Expense
Federal and state income tax expense consist of the following:
TABLE 18.1

Year Ended December 31	2019	2018	2017
(in millions)
Current income taxes:
Federal taxes	$47	$41	$26
State taxes	4	6	2
Total current income taxes	51	47	28
Deferred income taxes:
Federal taxes	30	32	128
State taxes	3	—	1
Total deferred income taxes	33	32	129
Total income taxes	$84	$79	$157

The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:
TABLE 18.2

Year Ended December 31	2019	2018	2017
Statutory federal tax rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	1.1	1.1	0.5
Tax-exempt interest	(2.2)	(2.1)	(3.3)
Cash surrender value on BOLI	(0.5)	(0.5)	(1.1)
Tax credits	(4.2)	(2.8)	(2.6)
Affordable housing cost amortization, net of tax benefits	1.4	0.7	0.2
Tax Cuts and Jobs Act revaluation of net deferred tax assets	—	(0.4)	15.2
Other items	1.1	0.6	0.2
Effective tax rate	17.7%	17.6%	44.1%

The effective tax rates of 17.7% and 17.6% in 2019 and 2018, respectively, were lower than the 21% TCJA statutory federal tax rate primarily due to the tax benefits resulting from renewable energy investment and historic tax credits, tax-exempt income on investments and loans and income from BOLI. For the years ended December 31, 2019 and 2018, we recognized net investment tax credits of $7.9 million and $6.5 million, respectively.
Income tax expense related to net gains on the sale of securities is presented in the following table:
TABLE 18.3

Year Ended December 31	2019	2018	2017
(in millions)
Income tax expense related to net gains on sale of securities	$—	$—	$2

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. DTAs and DTLs are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.
The following table presents the tax effects of significant temporary differences that give rise to federal and state DTAs and DTLs:
TABLE 18.4

December 31	2019	2018
(in millions)
Deferred tax assets:
Allowance for credit losses	$43	$40
Discounts on loans acquired in a business combination	41	51
Net operating loss/tax credit carryforwards	38	43
Deferred compensation	11	10
Securities impairments	1	1
Pension and other defined benefit plans	3	5
Lease liability	29	—
Net unrealized securities losses	2	12
Other	8	9
Total	176	171
Valuation allowance	(28)	(26)
Total deferred tax assets	148	145
Deferred tax liabilities:
Loan costs	(15)	(14)
Depreciation	(19)	(17)
Prepaid expenses	(1)	(1)
Amortizable intangibles	(15)	(16)
Lease financing	(35)	(18)
Mortgage servicing rights	(9)	(8)
Lease ROU asset	(27)	—
Other	(2)	(4)
Total deferred tax liabilities	(123)	(78)
Net deferred tax assets	$25	$67

We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the DTAs or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable DTAs. As of December 31, 2019, the valuation allowance of $28 million primarily relates to unused federal and state net operating loss carryforwards expiring from 2020 to 2039. We anticipate that neither the state net operating loss carryforwards nor the other net DTAs at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the DTAs related to these items.
As of December 31, 2019, we had approximately $27.4 million of federal net operating loss and built-in loss carryforwards, $2.0 million of federal tax credit carryforwards, and $5.7 million of state tax credit carryforwards to which we succeeded as a result of the YDKN acquisition. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2036. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no additional valuation allowance against the recorded DTA is warranted.

Uncertain Tax Positions

We account for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2019 and 2018, we have approximately $1.6 million and $0.9 million, respectively, of unrecognized tax benefits related to uncertain tax positions. As of December 31, 2019, $1.4 million of these tax benefits would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2016. With limited exception, we are no longer subject to state income tax examinations for years prior to 2016. We anticipate that a reduction in the unrecognized tax benefit of up to $0.06 million may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

NOTE 19.      OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 19.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2019
Balance at beginning of period	$(46)	$1	$(61)	$(106)
Other comprehensive (loss) income before reclassifications	57	(17)	3	43
Amounts reclassified from AOCI	—	(2)	—	(2)
Net current period other comprehensive (loss) income	57	(19)	3	41
Balance at end of period	$11	$(18)	$(58)	$(65)

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

NOTE 20.      EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 20.1

Year Ended December 31	2019	2018	2017
(dollars in millions, except per share data)
Net income	$387	$373	$199
Less: Preferred stock dividends	8	8	8
Net income available to common stockholders	$379	$365	$191
Basic weighted average common shares outstanding	324,938,720	324,207,198	302,195,295
Net effect of dilutive stock options, warrants and restricted stock	1,122,418	1,416,405	1,662,681
Diluted weighted average common shares outstanding	326,061,138	325,623,603	303,857,976
Earnings per common share:
Basic	$1.17	$1.13	$0.63
Diluted	$1.16	$1.12	$0.63

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 20.2

Year Ended December 31	2019	2018	2017
Average shares excluded from the diluted earnings per common share calculation	—	81	910

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
As of December 31, 2019, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the respective regulatory frameworks. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:
TABLE 21.1

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
F.N.B. Corporation:
Total capital	$3,174	11.81%	$2,687	10.00%	$2,821	10.50%
Tier 1 capital	2,632	9.79	1,612	6.00	2,284	8.50
Common equity tier 1	2,525	9.40	n/a	n/a	1,881	7.00
Leverage	2,632	8.20	n/a	n/a	1,283	4.00
Risk-weighted assets	26,866
FNBPA:
Total capital	3,039	11.34	2,681	10.00	2,815	10.50
Tier 1 capital	2,841	10.60	2,144	8.00	2,279	8.50
Common equity tier 1	2,761	10.30	1,742	6.50	1,876	7.00
Leverage	2,841	8.87	1,601	5.00	1,281	4.00
Risk-weighted assets	26,806

As of December 31, 2018
F.N.B. Corporation:
Total capital	$2,875	11.54%	$2,490	10.00%	$2,459	9.88%
Tier 1 capital	2,395	9.62	1,608	6.00	1,961	7.88
Common equity tier 1	2,289	9.19	n/a	n/a	1,588	6.38
Leverage	2,395	7.87	n/a	n/a	1,218	4.00
Risk-weighted assets	24,900
FNBPA:
Total capital	2,735	10.99	2,489	10.00	2,458	9.88
Tier 1 capital	2,553	10.26	1,992	8.00	1,960	7.88
Common equity tier 1	2,473	9.94	1,618	6.50	1,587	6.38
Leverage	2,553	8.39	1,521	5.00	1,217	4.00
Risk-weighted assets	24,894

(1) Reflects the well-capitalized standard under Regulation Y for F.N.B. Corporation and the prompt corrective action framework for FNBPA.
In accordance with Basel III standards, the implementation of capital requirements is transitional and was phased-in from January 1, 2015 through January 1, 2019. The minimum capital requirements plus capital conservation buffer, which are presented for each period above based on the phase-in schedule, represent the minimum requirements needed to avoid limitations on distributions of dividends and certain discretionary bonus payments.
Due to usable vault cash, the aggregate cash reserves FNBPA was required to maintain with the FRB amounted to less than $1 million at December 31, 2019. We also maintain deposits for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2019, our subsidiaries had $527.3 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $598.3 million at December 31, 2019.

NOTE 22.      CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 22.1

Year Ended December 31	2019	2018	2017
(in millions)
Interest paid on deposits and other borrowings	$329	$230	$129
Income taxes paid	40	19	53
Transfers of loans to other real estate owned	15	12	35
Loans transferred to held for sale from portfolio	389	—	—
Loans transferred to portfolio from held for sale	110	—	—

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
We also previously operated a Consumer Finance segment, which is no longer a reportable segment. This segment primarily made installment loans to individuals and purchased installment sales finance contracts from retail merchants. On August 31, 2018, as part of our strategy to enhance the overall positioning of our consumer banking operations, we sold 100 percent of the issued and outstanding capital stock of Regency to Mariner Finance, LLC. This transaction was completed to accomplish several strategic objectives, including enhancing the credit risk profile of the consumer loan portfolio, offering additional liquidity and selling a non-strategic business segment that no longer fits with our core business. Regency's financial information is included in the Consumer Finance segment in the 2018 and 2017 tables that follow.

The following tables provide financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 23.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2019
Interest income	$1,245	$—	$—	$2	$1,247
Interest expense	310	—	—	20	330
Net interest income	935	—	—	(18)	917
Provision for credit losses	44	—	—	—	44
Non-interest income	237	46	20	(9)	294
Non-interest expense (1)	621	34	17	10	682
Amortization of intangibles	13	—	1	—	14
Income tax expense (benefit)	88	3	—	(7)	84
Net income (loss)	406	9	2	(30)	387
Total assets	34,491	32	35	57	34,615
Total intangibles	2,291	10	28	—	2,329

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2018
Interest income	$1,145	$—	$—	$25	$—	$1,170
Interest expense	219	—	—	2	17	238
Net interest income	926	—	—	23	(17)	932
Provision for credit losses	54	—	—	6	1	61
Non-interest income	213	44	16	2	1	276
Non-interest expense (1)	609	33	17	15	5	679
Amortization of intangibles	15	1	—	—	—	16
Income tax expense (benefit)	82	2	—	1	(6)	79
Net income (loss)	379	8	(1)	3	(16)	373
Total assets	32,997	26	25	—	54	33,102
Total intangibles	2,304	10	20	—	—	2,334

At or for the Year Ended December 31, 2017
Interest income	$944	$—	$—	$40	$(4)	$980
Interest expense	118	—	—	4	12	134
Net interest income	826	—	—	36	(16)	846
Provision for credit losses	53	—	—	8	—	61
Non-interest income	197	39	16	3	(3)	252
Non-interest expense (1)	597	30	15	21	—	663
Amortization of intangibles	17	1	—	—	—	18
Income tax expense (benefit)	153	3	—	5	(4)	157
Net income (loss)	203	5	1	5	(15)	199
Total assets	31,156	24	21	181	36	31,418
Total intangibles	2,317	10	12	2	—	2,341
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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
These securities are recorded at fair value on a recurring basis. At December 31, 2019, 100.0% of AFS securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
We use prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of AFS securities. We validate prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing information by corporate personnel familiar with market liquidity and other market-related conditions.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2019 and 2018, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and is classified as Level 3.
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

Other Real Estate Owned
OREO is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the lower of carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record non-recurring fair value adjustments. Fair value is generally based upon appraisals by licensed or certified appraisers and other market information and is classified as Level 3.
Other Assets - MSRs and SBA Servicing Assets
We carry MSRs at the lower of cost or fair value, and therefore, they are subject to fair value measurements on a non-recurring basis. Since sales of MSRs tend to occur in private transactions and the precise terms and conditions of the sales are typically not readily available, there is a limited market to refer to in determining the fair value of MSRs. As such we rely primarily on a discounted cash flow model, incorporating assumptions about loan prepayment rates, discount rates, servicing costs and other economic factors, to estimate the fair value of our MSRs. We utilize a third-party vendor to perform the modeling to estimate the fair value of our MSRs. Since the valuation model uses significant unobservable inputs, we classify MSRs within Level 3.
We retain the servicing rights on SBA-guaranteed loans sold to investors. The standard sale structure under the SBA Secondary Participation Guaranty Agreement provides for us to retain a portion of the cash flow from the interest payment received on the SBA guaranteed portion of the loan, which is commonly known as a servicing spread. We utilize a third-party vendor to perform the modeling to estimate the fair value of our SBA servicing asset. Since the valuation model uses significant unobservable inputs, we classify SBA servicing assets within Level 3.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 24.2

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$151	$—	$151
U.S. government-sponsored entities	—	226	—	226
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,314	—	1,314
Agency collateralized mortgage obligations	—	1,240	—	1,240
Commercial mortgage-backed securities	—	345	—	345
States of the U.S. and political subdivisions	—	11	—	11
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,289	—	3,289
Loans held for sale	—	41	—	41
Derivative financial instruments
Trading	—	149	—	149
Not for trading	—	2	3	5
Total derivative financial instruments	—	151	3	154
Total assets measured at fair value on a recurring basis	$—	$3,481	$3	$3,484
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$24	$—	$24
Not for trading	—	1	—	1
Total derivative financial instruments	—	25	—	25
Total liabilities measured at fair value on a recurring basis	$—	$25	$—	$25

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2018
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$187	$—	$187
U.S. government-sponsored entities	—	313	—	313
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,429	—	1,429
Agency collateralized mortgage obligations	—	1,161	—	1,161
Commercial mortgage-backed securities	—	228	—	228
States of the U.S. and political subdivisions	—	21	—	21
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,341	—	3,341
Loans held for sale	—	14	—	14
Derivative financial instruments
Trading	—	42	1	43
Total derivative financial instruments	—	42	1	43
Total assets measured at fair value on a recurring basis	$—	$3,397	$1	$3,398
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$36	$—	$36
Not for trading	—	3	—	3
Total derivative financial instruments	—	39	—	39
Total liabilities measured at fair value on a recurring basis	$—	$39	$—	$39

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 24.3

(in millions)	Interest Rate Lock Commitments	Total
Year Ended December 31, 2019
Balance at beginning of period	$1	$1
Purchases, issuances, sales and settlements:
Issuances	3	3
Settlements	(1)	(1)
Balance at end of period	$3	$3
Year Ended December 31, 2018
Balance at beginning of period	$2	$2
Purchases, issuances, sales and settlements:
Issuances	5	5
Settlements	(6)	(6)
Balance at end of period	$1	$1

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels during 2019 or 2018.
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
TABLE 24.4

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2019
Impaired loans	$—	$—	$5	$5
Other real estate owned	—	—	4	4
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	30	30
December 31, 2018
Impaired loans	$—	$—	$15	$15
Other real estate owned	—	—	5	5
Other assets - SBA servicing asset	—	—	4	4

Substantially all of the fair value amounts in the table above were estimated at a date during the twelve months ended December 31, 2019 and 2018. Consequently, the fair value information presented is not necessarily as of the period’s end. MSRs measured at fair value on a non-recurring basis of $31.4 million had a valuation allowance of $1.5 million, bringing the December 31, 2019 carrying value to $29.9 million. The valuation allowance includes a provision expense included in 2019 earnings of $1.0 million.
Impaired loans measured or re-measured at fair value on a non-recurring basis during 2019 had a carrying amount of $4.8 million which includes an allocated allowance for credit losses of $3.7 million. The allowance for credit losses includes a provision applicable to the current period fair value measurements of $6.2 million, which was included in the provision for credit losses for 2019.
OREO with a carrying amount of $3.6 million was written down to $2.2 million, resulting in a loss of $1.4 million, which was included in earnings for 2019.
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

The fair values of our financial instruments are as follows:
TABLE 24.5

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2019
Financial Assets
Cash and cash equivalents	$599	$599	$599	$—	$—
Debt securities available for sale	3,289	3,289	—	3,289	—
Debt securities held to maturity	3,275	3,305	—	3,305	—
Net loans and leases, including loans held for sale	23,144	22,930	—	41	22,889
Loan servicing rights	46	48	—	—	48
Derivative assets	154	154	—	151	3
Accrued interest receivable	109	109	109	—	—
Financial Liabilities
Deposits	24,786	24,797	20,058	4,739	—
Short-term borrowings	3,216	3,219	3,219	—	—
Long-term borrowings	1,340	1,355	—	—	1,355
Derivative liabilities	25	25	—	25	—
Accrued interest payable	21	21	21	—	—
December 31, 2018
Financial Assets
Cash and cash equivalents	$488	$488	$488	$—	$—
Debt securities available for sale	3,341	3,341	—	3,341	—
Debt securities held to maturity	3,254	3,155	—	3,155	—
Net loans and leases, including loans held for sale	21,995	21,742	—	14	21,728
Loan servicing rights	41	45	—	—	45
Derivative assets	43	43	—	42	1
Accrued interest receivable	101	101	101	—	—
Financial Liabilities
Deposits	23,455	23,411	18,142	5,269	—
Short-term borrowings	4,129	4,130	4,130	—	—
Long-term borrowings	627	618	—	—	618
Derivative liabilities	39	39	—	39	—
Accrued interest payable	20	20	20	—	—

NOTE 25.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the Consolidated Financial Statements.
TABLE 25.1

Balance Sheets (in millions) December 31	2019	2018
Assets
Cash and cash equivalents	$251	$254
Other assets	18	19
Investment in bank subsidiary	5,072	4,754
Investments in and advances to non-bank subsidiaries	104	97
Total Assets	$5,445	$5,124
Liabilities
Other liabilities	$34	$32
Advances from affiliates	197	197
Long-term borrowings	323	279
Subordinated notes:
Short-term	7	7
Long-term	1	1
Total Liabilities	562	516
Stockholders’ Equity	4,883	4,608
Total Liabilities and Stockholders’ Equity	$5,445	$5,124

TABLE 25.2

Statements of Income (in millions) Year Ended December 31	2019	2018	2017
Income
Dividend income from subsidiaries:
Bank	$179	$162	$149
Non-bank	2	8	9
	181	170	158
Interest income	—	4	5
Other income	—	5	—
Total Income	181	179	163
Expenses
Interest expense	19	20	18
Other expenses	18	15	10
Total Expenses	37	35	28
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	144	144	135
Income tax benefit	7	6	3
	151	150	138
Equity in undistributed income (loss) of subsidiaries:
Bank	236	225	60
Non-bank	—	(2)	1
Net Income	$387	$373	$199

TABLE 25.3

Statements of Cash Flows (in millions) Year Ended December 31	2019	2018	2017
Operating Activities
Net income	$387	$373	$199
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(236)	(222)	(61)
Other, net	2	(13)	6
Net cash flows provided by operating activities	153	138	144
Investing Activities
Proceeds from sale of securities available for sale	—	1	—
Net (increase) decrease in advances to subsidiaries	—	20	(10)
Payment for further investment in subsidiaries	(47)	(22)	(4)
Net cash received in business combinations	—	123	3
Net cash flows (used in) provided by investing activities	(47)	122	(11)
Financing Activities
Net decrease in advance from affiliate	—	(19)	10
Net decrease in short-term borrowings	—	(1)	—
Decrease in long-term debt	(77)	(2)	(2)
Increase in long-term debt	121	1	1
Net proceeds from issuance of common stock	12	14	11
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(157)	(157)	(143)
Net cash flows (used in) provided by financing activities	(109)	(172)	(131)
Net (Decrease) Increase in Cash and Cash Equivalents	(3)	88	2
Cash and cash equivalents at beginning of year	254	166	164
Cash and Cash Equivalents at End of Year	$251	$254	$166
Cash paid during the year for:
Interest	$20	$17	$16

NOTE 26.   QUARTERLY EARNINGS SUMMARY (UNAUDITED)
TABLE 26.1

(Dollars in millions, except per share data)
Quarter Ended 2019	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$306	$314	$317	$310
Total interest expense	80	84	87	79
Net interest income	226	230	230	231
Provision for credit losses	7	12	11	14
Total non-interest income	74	80	75	65
Total non-interest expense	177	178	175	166
Net income	95	103	95	94
Net income available to common stockholders	93	101	93	92
Per Common Share
Basic earnings per share	$0.29	$0.31	$0.29	$0.28
Diluted earnings per share	0.29	0.31	0.29	0.28
Quarter Ended 2018
Total interest income	$305	$298	$294	$273
Total interest expense	74	63	54	47
Net interest income	231	235	240	226
Provision for credit losses	15	16	16	14
Other non-interest income	69	75	65	67
Total non-interest expense	170	171	183	171
Net income	100	101	85	87
Net income available to common stockholders	98	99	83	85
Per Common Share
Basic earnings per share	$0.30	$0.30	$0.26	$0.26
Diluted earnings per share	0.30	0.30	0.26	0.26

NOTE 27.    MERGERS AND ACQUISITIONS
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
On the acquisition date, the fair values of YDKN included $6.8 billion in assets, of which there was $5.1 billion in loans and $5.2 billion in deposits. The acquisition was valued at $1.8 billion based on the acquisition-date FNB common stock closing price of $15.97 and resulted in FNB issuing 111,619,622 shares of our common stock in exchange for 51,677,565 shares of YDKN common stock. Under the terms of the merger agreement, shareholders of YDKN received 2.16 shares of FNB common stock for each share of YDKN common stock and cash in lieu of fractional shares. YDKN’s fully vested and outstanding stock options were converted into options to purchase and receive FNB common stock. In conjunction with the acquisition, we assumed a warrant that was issued by YDKN to the UST under the CPP. Based on the exchange ratio, this warrant was converted into a warrant to purchase up to 207,320 shares of FNB common stock with an exercise price of $9.63. The warrant was exercised in 2019.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d –15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2019 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
NONE.

PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 13, 2020. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Information About Our Executive Officers after Part I, Item 4, of this Report.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to this item is provided in FNB’s definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 13, 2020. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that FNB specifically incorporates it by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
With the exception of the equity compensation plan information provided below, the information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 13, 2020. Such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,858,357	(1)	n/a	1,620,243	(2)
Equity compensation plans not approved by security holders	246,084	(3)	$8.14	n/a

(1)	Restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

(3)	Represents the securities to be issued upon exercise of stock options that we assumed in various acquisitions. We do not intend to grant any new awards under these plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 13, 2020. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 13, 2020. Such information is incorporated herein by reference.

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

3.1.	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1. of FNB’s Current Report on Form 8-K filed on August 30, 2016).

3.2.	By-laws of F.N.B. Corporation, effective as of February 26, 2020 (Filed herewith).

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

4.7.	Amendment to Deposit Agreement made on May 10, 2017 between FNB and The Bank of New York Mellon (Incorporated by reference to Exhibit 4.2 of FNB’s Current Report on Form 8-K filed on May 15, 2017).

4.8	Description of the Registrants securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (filed herewith).

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

Exhibit Number	Description
10.5.	Form of Amendment to Employment Agreements of Vincent Calabrese, Jr. and Gary Guerrieri. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 22, 2008). *

10.6.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of FNB’s 2015 Proxy Statement filed on April 1, 2015). *

10.7.	First Amendment to F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.7. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2016). *

10.8.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on July 19, 2007). *

10.9.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on July 19, 2007). *

10.10.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.11.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

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

10.15.	Form of Performance-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on April 6, 2018).*

10.16.	Form of Time-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.2. of FNB's Current Report on Form 8-K filed on April 6, 2018).*

14.	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

21.	Subsidiaries of the Registrant. (filed herewith).

23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

(c)	SCHEDULES
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

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 27, 2020
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 27, 2020
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller and Senior Vice President	February 27, 2020
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 27, 2020
Pamela A. Bena

/s/ William B. Campbell	Director	February 27, 2020
William B. Campbell

/s/ James D. Chiafullo	Director	February 27, 2020
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 27, 2020
Mary Jo Dively

/s/ Robert A. Hormell	Director	February 27, 2020
Robert A. Hormell

/s/ David J. Malone	Director	February 27, 2020
David J. Malone

/s/ Frank C. Mencini	Director	February 27, 2020
Frank C. Mencini

/s/ David L. Motley	Director	February 27, 2020
David L. Motley

/s/ Heidi A. Nicholas	Director	February 27, 2020
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 27, 2020
John S. Stanik

/s/ William J. Strimbu	Director	February 27, 2020
William J. Strimbu