Form 10-Q
period 2020-03-31
FNB CORP/PA/
filed 2020-05-07
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2020
Common Stock, $0.01 Par Value	323,060,404	Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2020

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	HTM	Held to maturity
AFS	Available for sale	IRLC	Interest rate lock commitments
ALCO	Asset/Liability Committee	LCR	Liquidity Coverage Ratio
AOCI	Accumulated other comprehensive income	LGD	Loss given default
ASC	Accounting Standards Codification	LIBOR	London Inter-bank Offered Rate
ASU	Accounting Standards Update	LIHTC	Low income housing tax credit
AULC	Allowance for unfunded loan commitments	MCH	Months of Cash on Hand
BOLI	Bank owned life insurance	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MSRs	Mortgage servicing rights
C&I	Commercial and industrial	OCC	Office of the Comptroller of the Currency
CECL	Current expected credit losses	OREO	Other real estate owned
CFPB	Consumer Financial Protection Bureau	OTTI	Other-than-temporary impairment
COVID-19	Novel coronavirus disease of 2019	PCD	Purchase credit deteriorated
DCF	Discounted cash flow	PCI	Purchase credit impaired
EAD	Exposure at default	PD	Probability of default
EVE	Economic value of equity	PPP	Paycheck Protection Program
FASB	Financial Accounting Standards Board	PPPLF	Paycheck Protection Program Liquidity Fund
FDIC	Federal Deposit Insurance Corporation	R&S	Reasonable and Supportable
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FNB	F.N.B. Corporation	SEC	Securities and Exchange Commission
FNBPA	First National Bank of Pennsylvania	TCJA	Tax Cuts and Jobs Act of 2017
FOMC	Federal Open Market Committee	TDR	Troubled debt restructuring
FRB	Board of Governors of the Federal Reserve System	TPS	Trust preferred securities
FTE	Fully taxable equivalent	U.S.	United States of America
FVO	Fair value option	UST	U.S. Department of the Treasury
GAAP	U.S. generally accepted accounting principles	VIE	Variable interest entity
GDP	Gross domestic product	YDKN	Yadkin Financial Corporation

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$363	$407
Interest-bearing deposits with banks	201	192
Cash and Cash Equivalents	564	599
Securities available for sale (amortized cost of $3,111 and $3,275; allowance for credit losses of $0)	3,194	3,289
Debt securities held to maturity (fair value of $3,264 and $3,305; allowance for credit losses of $0)	3,179	3,275
Loans held for sale (includes $68 and $41 measured at fair value) (1)	82	51
Loans and leases, net of unearned income of $83 and $1	23,871	23,289
Allowance for credit losses	(343)	(196)
Net Loans and Leases	23,528	23,093
Premises and equipment, net	331	333
Goodwill	2,262	2,262
Core deposit and other intangible assets, net	64	67
Bank owned life insurance	545	544
Other assets	1,300	1,102
Total Assets	$35,049	$34,615
Liabilities
Deposits:
Non-interest-bearing demand	$6,511	$6,384
Interest-bearing demand	11,009	11,049
Savings	2,664	2,625
Certificates and other time deposits	4,562	4,728
Total Deposits	24,746	24,786
Short-term borrowings	3,443	3,216
Long-term borrowings	1,633	1,340
Other liabilities	385	390
Total Liabilities	30,207	29,732
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 327,258,519 and 327,242,364 shares	3	3
Additional paid-in capital	4,075	4,067
Retained earnings	754	798
Accumulated other comprehensive loss	(45)	(65)
Treasury stock – 4,584,328 and 2,227,804 shares at cost	(52)	(27)
Total Stockholders’ Equity	4,842	4,883
Total Liabilities and Stockholders’ Equity	$35,049	$34,615

(1)	Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2020	2019
Interest Income
Loans and leases, including fees	$266	$269
Securities:
Taxable	31	33
Tax-exempt	8	8
Other	1	—
Total Interest Income	306	310
Interest Expense
Deposits	49	50
Short-term borrowings	14	26
Long-term borrowings	11	3
Total Interest Expense	74	79
Net Interest Income	232	231
Provision for credit losses	48	14
Net Interest Income After Provision for Credit Losses	184	217
Non-Interest Income
Service charges	30	30
Trust services	8	7
Insurance commissions and fees	7	5
Securities commissions and fees	5	4
Capital markets income	11	6
Mortgage banking operations	(1)	4
Dividends on non-marketable equity securities	5	5
Bank owned life insurance	3	3
Other	1	1
Total Non-Interest Income	69	65
Non-Interest Expense
Salaries and employee benefits	104	91
Net occupancy	21	15
Equipment	16	15
Amortization of intangibles	3	4
Outside services	17	15
FDIC insurance	6	6
Bank shares and franchise taxes	4	3
Other	24	17
Total Non-Interest Expense	195	166
Income Before Income Taxes	58	116
Income taxes	11	22
Net Income	47	94
Preferred stock dividends	2	2
Net Income Available to Common Stockholders	$45	$92
Earnings per Common Share
Basic	$0.14	$0.28
Diluted	0.14	0.28
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2020	2019
Net income	$47	$94
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains arising during the period, net of tax expense of $15 and $7	53	24
Derivative instruments:
Unrealized losses arising during the period, net of tax benefit of $(10) and $(2)	(35)	(6)
Reclassification adjustment for gains included in net income, net of tax expense of $0 and $0	1	(1)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0 and $0	1	1
Other Comprehensive Income	20	18
Comprehensive Income	$67	$112
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended March 31, 2019
Balance at beginning of period	$107	$3	$4,049	$576	$(106)	$(21)	$4,608
Comprehensive income (loss)				94	18		112
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			(2)	(1)
Restricted stock compensation			2				2
Balance at end of period	$107	$3	$4,052	$629	$(88)	$(23)	$4,680
Three Months Ended March 31, 2020
Balance at beginning of period	$107	$3	$4,067	$798	$(65)	$(27)	$4,883
Comprehensive income				47	20		67
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Repurchase of common stock						(25)	(25)
Restricted stock compensation			8				8
Adoption of new accounting standards				(50)	—		(50)
Balance at end of period	$107	$3	$4,075	$754	$(45)	$(52)	$4,842
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$47	$94
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	4	7
Provision for credit losses	48	14
Deferred tax expense	2	2
Loans originated for sale	(301)	(217)
Loans sold	275	206
Net gain on sale of loans	(5)	(4)
Net change in:
Interest receivable	21	(11)
Interest payable	(2)	3
Bank owned life insurance, excluding purchases	(2)	(1)
Other, net	(292)	(76)
Net cash flows (used in) provided by operating activities	(205)	17
Investing Activities
Net change in loans and leases, excluding sales	(500)	(467)
Debt securities available for sale:
Purchases	(54)	(175)
Maturities	215	142
Debt securities held to maturity:
Purchases	(59)	(25)
Maturities	154	107
Increase in premises and equipment	(8)	(10)
Net cash flows used in investing activities	(252)	(428)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	126	205
Time deposits	(166)	224
Short-term borrowings	228	(18)
Proceeds from issuance of long-term borrowings	307	228
Repayment of long-term borrowings	(15)	(179)
Repurchases of common stock	(25)	—
Other, net	8	1
Cash dividends paid:
Preferred stock	(2)	(2)
Common stock	(39)	(39)
Net cash flows provided by financing activities	422	420
Net (Decrease) Increase in Cash and Cash Equivalents	(35)	9
Cash and cash equivalents at beginning of period	599	488
Cash and Cash Equivalents at End of Period	$564	$497
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of March 31, 2020, we had 369 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina and Virginia.
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
Companies in which we hold more than a 50% voting equity interest, or a controlling financial interest, or are a VIE in which we have the power to direct the activities of an entity that most significantly impact the entity’s economic performance and has an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are consolidated. VIEs in which we do not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or does not have an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are not consolidated. Investments in companies that are not consolidated are accounted for using the equity method when we have the ability to exert significant influence. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and our proportional interest in the equity investments’ earnings are included in other non-interest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to March 31, 2020 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results FNB expects for the full year. These interim unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020.

Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, accounting for loans acquired in a business combination prior to January 1, 2020, fair value of financial instruments, goodwill and other intangible assets, income taxes and deferred tax assets.
Adoption of New Accounting Standards
On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which replaces the incurred credit loss impairment methodology with a methodology that reflects lifetime current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost, including loans, HTM debt securities, net investment in leases and certain off-balance sheet credit exposure. We adopted CECL using the modified retrospective method for financial assets measured at amortized cost, net investments in leases and off-balance sheet credit exposures. As a result, we recorded a reduction of $50.6 million in retained earnings as of January 1, 2020 for the cumulative effect of the adoption. The transition adjustment was primarily driven by longer duration commercial and consumer real estate loans. Results for reporting periods prior to January 1, 2020 continue to be reported in accordance with previously applicable GAAP.
We used the prospective transition method for PCD financial assets that were previously classified as PCI and accounted for under ASC 310-30, including loans accounted for by analogy under ASC 310-30. In accordance with the transition guidance, we did not reassess whether PCI assets met the criteria for PCD assets nor did we reassess whether modifications to individual acquired financial assets previously accounted for in pools were TDRs as of the date of adoption. We discontinued the use of pools beyond transition accounting and account for these loans on an individual loan basis. After transition, loans previously accounted for in pools are grouped with other loans with similar risk characteristics for purposes of estimating expected credit losses. As a result, beginning in 2020 certain credit metrics and ratios which previously excluded PCI loans now include PCD loans. On January 1, 2020, the amortized cost basis of the PCD assets was adjusted to reflect the addition of an ACL for $50.3 million. The net noncredit discount, after the adjustment for the ACL, will be accreted into interest income at the loan’s effective interest rate over the remaining contractual life.
We made an accounting policy election to write-off accrued interest receivable balances by reversing interest income in accordance with our non-accrual policies instead of measuring an ACL for accrued interest receivable.
We do not hold any securities at adoption for which OTTI had been recognized prior to January 1, 2020.

The following table illustrates the impact of the adoption of ASC 326:
TABLE 1.1

	January 1, 2020
(in millions)	As Reported Under ASC 326	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption
Assets:
Allowance for credit losses on debt securities held-to-maturity
States of the U.S. and political subdivisions (municipals)	$—	$—	$—
Loans
Commercial real estate	$138	$60	$78
Commercial and industrial	65	53	12
Commercial leases	11	11	—
Commercial other	—	9	(9)
Direct installment	24	13	11
Residential mortgages	32	22	10
Indirect installment	21	19	2
Consumer lines of credit	10	9	1
Allowance for credit losses on loans	$301	$196	$105
Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$13	$3	$10

For a detailed description of our significant accounting policies, see Note 1 "Summary of Significant Accounting Policies" in our 2019 Annual Report on Form 10-K. The accounting policies presented below have been added or amended for newly material items or the adoption of new accounting standards.
Debt Securities
Debt securities comprise a significant portion of our Consolidated Balance Sheets. Such securities can be classified as trading, HTM or AFS. As of March 31, 2020 and December 31, 2019, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
HTM debt securities are securities that management has the positive intent and ability to hold until their maturity. Such securities are carried at amortized cost. Beginning in 2020, for certain HTM securities we have an expectation of zero expected credit losses. Based on a long history with no credit losses, high credit ratings, guarantees, and/or implied risk-free characteristics, we expect the nonpayment of our UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA securities to be zero, and accordingly, have no ACL on those securities. We believe that these qualitative factors are indicators that historical credit loss information should be nominally impacted, if at all, by current conditions and reasonable and supportable forecasts. As such, we believe that without a change in these indicators, we may continue to assume zero credit losses on securities concluded to exhibit those factors. We also have a portfolio of HTM debt securities where we do not expect credit losses to be zero. This portfolio consists of high-grade municipal securities. To calculate the expected credit losses on these securities we group securities by major security type, rating and maturity and apply respective cumulative default rates from a third party data provider. The baseline credit loss estimate is adjusted using a qualitative approach to account for potential variability in probabilities of default data for current conditions and reasonable and supportable forecasts. Where available, expected credit losses take into consideration any enhancement a security has such as insurance or state aid.

Debt securities that are not classified as trading or HTM are classified as AFS and are carried at fair value. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit losses at least quarterly. Impairment may result from credit deterioration of the issuer or collateral underlying the security. In performing an assessment of whether any decline in fair value is due to a credit loss, all relevant information is considered at the individual security level.
Beginning in 2020, for AFS debt securities in an unrealized loss position, we first determine whether we have the intent to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If the criteria for intent or requirement to sell is met, the security’s amortized cost is written down to fair value and the write down is charged against the ACL with any incremental impairment reported in earnings in the Provision for Credit Losses line on the Consolidated Statements of Income. For AFS debt securities that do not meet the criteria for intent or requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In assessing whether a credit loss exists on an individual security, we first qualitatively evaluate each security to assess whether a potential credit loss exists. If as a result of this qualitative analysis we expect to get all of our principal back, then we conclude that the present value of expected cash flows equals or exceeds its amortized cost and no credit loss exists. If it was determined a potential credit loss exists, we compare the present value of cash flows expected to be collected with our amortized cost basis to determine if a credit loss exists and to measure its value. The credit loss is recorded through ACL, limited to the amount the fair value is less than the amortized cost basis. We have made an accounting policy election for each major security type of AFS debt securities to adjust the effective interest rate used to discount expected cash flows to consider the timing of expected cash flows resulting from expected prepayments. Impairment for noncredit-related factors is recorded in OCI, net of income taxes.
Changes in the ACL are recorded as a provision for credit loss expense. Losses are charged against the ACL when an AFS debt security is not collectible or when we believe the criteria regarding the intent or requirement to sell is met.
Loans and Leases
Loans we intend to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost primarily consists of the principal balances outstanding, deferred origination fees or costs and premiums or discounts on purchased loans. Interest income on loans is computed over the term of the loans using the effective interest method. Loan origination fees or costs, premiums or discounts are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.
Non-performing Loans
We place loans on non-accrual status and discontinue interest accruals on loans generally when principal or interest is due and has remained unpaid for a certain number of days or when the full amount of principal and interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans and leases are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days, though we may place a loan on non-accrual prior to these past due thresholds as warranted. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Loans are charged-off against the ACL and recoveries of amounts previously charged-off are credited to the ACL when realized.
We considered a loan impaired when, based on current information and events, it is probable that we would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The impairment loss was measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less estimated selling costs, if the loan was collateral dependent. Prior to 2020, PCI loans were not classified as non-performing assets as the loans were considered to be performing. Beginning in 2020, PCI loans previously accounted for in pools are grouped with other loans with similar risk characteristics for purposes of estimating expected credit losses and non-performing classification.
Troubled Debt Restructured Loans
Debt restructurings or loan modifications for a borrower occur in the normal course of business and do not necessarily constitute TDRs. In general, the modification or restructuring of a debt constitutes a TDR, including reasonably expected TDR, if we for economic or legal reasons related to the borrower’s financial difficulties grant a concession to the borrower that we would not otherwise consider under current market conditions or once we have determined that a loan modification for a financially troubled borrower is the most appropriate strategy. Additionally, a loan designated as a TDR does not necessarily result in the automatic placement of the loan on non-accrual status. When the full collection of principal and interest is reasonably assured on a loan designated as a TDR and where the borrower would not otherwise meet the criteria for non-accrual status, we will continue to accrue interest on the loan. Prior to 2020, we did not consider a restructured acquired loan as a TDR if the loan was accounted for as a component of a pool.
A TDR does not include short-term assistance to borrowers who are current at the time of a natural disaster or other extreme event (e.g. floods, hurricanes and pandemics). These borrowers are considered to not be experiencing financial difficulty at the time of modification, therefore not meeting the criteria for determining TDR status. For modifications of leases related to the effects of the COVID-19 pandemic and that do not result in a substantial increase in our rights as lessor or the obligations of the lessee, we elected to account for these lease concessions as though enforceable rights and obligations for those concessions existed in the original contracts. We will account for these concessions as if no changes were made to the lease contract.
Allowance for Credit Losses on Loans and Leases
We estimate the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts under the CECL methodology effective January 1, 2020. The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Our portfolio segmentation is characterized by similarities in initial measurement, risk attributes, and the manner in which we monitor and assess credit risk and is comprised of commercial real estate, commercial and industrial, commercial leases, commercial - other, direct installment, residential mortgages, indirect installment and consumer lines of credit.
The ACL on loans and leases represents our current estimate of lifetime credit losses inherent in our loan portfolio at the balance sheet date. In determining the ACL, we estimate expected future losses for the loan's entire contractual term adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications. The ACL is the sum of three components: quantitative (formulaic or pooled) reserves; asset specific / individual loan reserves; and qualitative (judgmental) reserves.
Quantitative Component
We use a non-DCF factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller loan portfolios.

•
PD: This component model is used to estimate the likelihood that a borrower will cease making payments as agreed. The major contributors to this are the borrower credit attributes and macro-economic trends.

•	LGD: This component model is used to estimate the loss on a loan once a loan is in default.

•
EAD: Estimates the loan balance at the time the borrower stops making payments. For all term loans, an amortization based formulaic approach is used for account level EAD estimates. We calculate EAD using a portfolio specific method in each of our revolving product portfolios.

Asset Specific / Individual Component
Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. We have elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral, less any costs to sell.
Individual reserves are determined as follows:

•
For commercial loans in default which are greater than or equal to $1.0 million, individual reserves are determined based on an analysis of the present value of the loan's expected future cash flows, the loan's observable market value, or the fair value of the collateral less costs to sell.

•
For commercial and consumer loans in default which are below $1.0 million, an established LGD percentage is multiplied by the loan balance and the results are aggregated for purposes of measuring specific reserve impairment.

Qualitative Component
The ACL also includes identified qualitative factors related to idiosyncratic risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to ensure the ACL reflects our best estimate of current expected credit losses.

While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We provide additional reserves that are designed to provide coverage for losses attributable to such risks. The ACL also includes factors that may not be directly measured in the determination of individual or collective reserves. Such qualitative factors may include:

•	Lending policies and procedures, including changes in policies and underwriting standards and practices for collections, write-offs, and recoveries;

•	The experience, ability, and depth of lending, investment, collection, and other relevant personnel;

•	The quality of the institution’s credit review function;

•	Concentrations of credit or changes in the level of such concentration;

•	The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters; and

•	Forecast uncertainty and imprecision.
Liability for Credit Losses on Unfunded Lending-Related Commitments
The liability for credit losses on lending-related commitments, such as letters of credit and unfunded loan commitments, is included in other liabilities on the consolidated balance sheets. Expected credit losses are estimated over the contractual period in which we are exposed to credit risk via a contractual obligation including home equity lines of credit. We do not reserve for other obligations which are unconditionally cancellable by us. The liability for credit losses on lending-related commitments is adjusted through other non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Consistent with our estimation process on our loan and lease portfolio, we use a non-DCF factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller portfolios.

Purchased Credit Deteriorated Loans and Leases
We have purchased loans and leases, some of which have experienced more than insignificant credit deterioration since origination.
Beginning in 2020, we have established criteria to assess whether a purchased financial asset, or group of assets, should be accounted for as PCD on the acquisition date. The selection of which criteria to apply, or the addition of new criteria, to a specific acquisition will be based on the facts and circumstances at the time of review, as well as the availability of information supplied by the acquiree. Generally, more-than-insignificant deterioration in credit quality since origination would include risk ratings of special mention or below, inconsistency of loan payments, non-accrual status at the time of acquisition, loans modified in a TDR, in bankruptcy or supervisory for regulatory purposes.
PCD loans are recorded at the amount paid. The initial ACL is determined using the same methodology as other loans held for investment on a collective basis and is allocated to individual loans. The sum of the loan’s purchase price and the ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision expense.

NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the FASB that we recently adopted.
TABLE 2.1

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

On January 1, 2020, we adopted CECL using the modified retrospective method for financial assets measured at amortized cost, net investments in leases and off-balance sheet credit exposures. While these Updates change the measurement of the ACL, it does not change the credit risk of our lending portfolios or the ultimate losses in those portfolios. However, the CECL ACL methodology will produce higher volatility in the quarterly provision for credit losses than our prior reserve process.
We created a cross-functional management steering group to govern implementation and the Audit and Risk Committees and the Board of Directors received regular updates. For financial assets measured at amortized cost we have implemented a new modeling platform and integrated other auxiliary models to support a calculation of expected credit losses under CECL. We have made decisions on segmentation, a reasonable and supportable forecast period, a reversion method and period and a historical loss forecast covering the remaining contractual life, adjusted for prepayments as well as other criteria.
Based on our portfolio composition and forecasts of relatively stable macroeconomic conditions over the next two years at the adoption date, we recorded an overall ACL of $301 million. This reflected an increase on the originated portfolio of $55 million, primarily driven by our longer duration commercial and consumer real estate loans and a "gross-up" for PCI loans of $50 million. There is no capital impact related to the PCI loans at adoption. The impact for the adoption of CECL was a reduction to retained earnings of $51 million, which included an $10 million increase to the AULC.
The impact upon adoption was dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates at the time of adoption.
The impact to our AFS and HTM debt securities was immaterial.
Model development, as well as the development of policies and procedures and, internal controls were complete at the time of adoption.

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities for the current period are as follows. There was no ACL in the AFS portfolio during the three months ended March 31, 2020. Accrued interest receivable on AFS debt securities totaled $7.4 million at March 31, 2020 and is excluded from the estimate of credit losses and recorded separately in Other Assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
March 31, 2020
U.S. government agencies	$140	$—	$(1)	$139
U.S. government-sponsored entities	200	3	—	203
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,235	34	—	1,269
Agency collateralized mortgage obligations	1,135	40	—	1,175
Commercial mortgage-backed securities	391	10	(3)	398
States of the U.S. and political subdivisions (municipals)	8	—	—	8
Other debt securities	2	—	—	2
Total debt securities AFS	$3,111	$87	$(4)	$3,194

The amortized cost and fair value of debt securities AFS for December 31, 2019 are as follows:
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2019
U.S. government agencies	$152	$—	$(1)	$151
U.S. government-sponsored entities	225	1	—	226
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,310	7	(3)	1,314
Agency collateralized mortgage obligations	1,234	10	(4)	1,240
Commercial mortgage-backed securities	341	6	(2)	345
States of the U.S. and political subdivisions (municipals)	11	—	—	11
Other debt securities	2	—	—	2
Total debt securities AFS	$3,275	$24	$(10)	$3,289

The amortized cost and fair value of HTM debt securities for the current period are as follows. The ACL for the HTM municipal bond portfolio $0.06 million at March 31, 2020. Accrued interest receivable on HTM debt securities totaled $12.8 million at March 31, 2020 and is excluded from the estimate of credit losses and recorded separately in Other Assets in the Consolidated Balance Sheets.
TABLE 3.3

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
March 31, 2020
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	160	2	—	162
Residential mortgage-backed securities:
Agency mortgage-backed securities	959	33	—	992
Agency collateralized mortgage obligations	682	22	—	704
Commercial mortgage-backed securities	268	3	(3)	268
States of the U.S. and political subdivisions (municipals)	1,108	29	(1)	1,136
Total debt securities HTM	$3,179	$89	$(4)	$3,264

The amortized cost and fair value of HTM debt securities for December 31, 2019 are as follows:
TABLE 3.4

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2019
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	175	—	—	175
Residential mortgage-backed securities:
Agency mortgage-backed securities	949	8	(2)	955
Agency collateralized mortgage obligations	721	5	(6)	720
Commercial mortgage-backed securities	308	3	(2)	309
States of the U.S. and political subdivisions (municipals)	1,120	26	(2)	1,144
Total debt securities HTM	$3,275	$42	$(12)	$3,305

There were no significant gross gains or gross losses realized on securities during the three months ended March 31, 2020 or 2019.
As of March 31, 2020, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.5

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$91	$92	$63	$64
Due after one year but within five years	120	122	110	111
Due after five years but within ten years	57	57	123	125
Due after ten years	82	81	974	1,000
	350	352	1,270	1,300
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,235	1,269	959	992
Agency collateralized mortgage obligations	1,135	1,175	682	704
Commercial mortgage-backed securities	391	398	268	268
Total debt securities	$3,111	$3,194	$3,179	$3,264

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.6

(dollars in millions)	March 31, 2020	December 31, 2019
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$4,555	$4,494
As collateral for short-term borrowings	263	285
Securities pledged as a percent of total securities	75.6%	72.8%

At March 31, 2020, there were no holdings of securities of any one issuer, other than U.S. government and its agencies, in any amount greater than 10% of stockholders’ equity.

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by surety type and length of continuous loss position:

TABLE 3.7

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
March 31, 2020
U.S. government agencies	4	$38	$—	15	$55	$(1)	19	$93	$(1)
U.S. government-sponsored entities	—	—	—	—	—	—	—	—	—
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	14	—	—	—	—	2	14	—
Agency collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	2	87	(3)	—	—	—	2	87	(3)
States of the U.S. and political subdivisions (municipals)	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	8	$139	$(3)	16	$57	$(1)	24	$196	$(4)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2019
U.S. government agencies	5	$48	$—	15	$61	$(1)	20	$109	$(1)
U.S. government-sponsored entities	—	—	—	6	130	—	6	130	—
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	200	(1)	24	314	(2)	37	514	(3)
Agency collateralized mortgage obligations	11	323	(1)	32	205	(3)	43	528	(4)
Commercial mortgage-backed securities	3	114	(2)	—	—	—	3	114	(2)
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	32	$685	$(4)	78	$712	$(6)	110	$1,397	$(10)

We evaluated the AFS debt securities that were in an unrealized loss position at March 31, 2020. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and due to the movement of interest rates. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

Credit Quality Indicators
We use credit ratings to help evaluate the credit quality of our HTM municipal bond portfolio. The ratings are updated quarterly with the last update on March 31, 2020. The remainder of the HTM portfolio is backed by the UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA and we have designated these securities as having zero expected credit losses, and therefore, are not subject to an estimate of expected credit loss under CECL.
Our municipal bond portfolio with a carrying amount of $1.1 billion as of March 31, 2020 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 63% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.
The credit analysis on the municipal bond portfolio is completed on each bond using:

•	Bond’s credit rating;

•	Credit enhancements that improve the bond’s credit rating, for example insurance; and

•	Moody’s U.S. Bond Defaults and Recoveries, 1970-2017.
By using these components, we derive the expected credit loss on the general obligation bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our C&I Non Manufacturing PD adjustment as derived through our assessment of the loan portfolio.
For the quarter ending March 31, 2020, we had a provision expense of $0.01 million, with no charge-offs or recoveries. The ACL as of March 31, 2020 was $0.06 million. No other portfolios had an ACL. At March 31, 2020, there were no securities that were past due or on non-accrual.

NOTE 4.    LOANS AND LEASES
The loan and lease portfolio categories are not materially different in the first quarter 2020, after the adoption of ASC 326, compared to year ended December 31, 2019. Accrued interest receivable on loans and leases, which totaled $60.9 million at March 31, 2020, is excluded from the estimate of credit losses and recorded separately in Other Assets in the Consolidated Balance Sheets for both periods and not included in the tables below. Upon adoption of ASC 326, PCD assets were adjusted to reflect the addition of $50.3 million of the ACL with the remaining noncredit discount of $110.0 million included in the amortized cost. Prior period tables are included for reference and may not have a comparable table for the current year of adoption of ASC 326.
Following is a summary of loans and leases, net of unearned income:
TABLE 4.1

(in millions)	Amortized Cost Loans and Leases
March 31, 2020
Commercial real estate	$9,126
Commercial and industrial	5,644
Commercial leases	444
Other	46
Total commercial loans and leases	15,260
Direct installment	1,880
Residential mortgages	3,444
Indirect installment	1,863
Consumer lines of credit	1,424
Total consumer loans	8,611
Total loans and leases, net of unearned income	$23,871
(in millions)	Total Loans and Leases
December 31, 2019
Commercial real estate	$8,960
Commercial and industrial	5,308
Commercial leases	432
Other	21
Total commercial loans and leases	14,721
Direct installment	1,821
Residential mortgages	3,374
Indirect installment	1,922
Consumer lines of credit	1,451
Total consumer loans	8,568
Total loans and leases, net of unearned income	$23,289

The loans and leases portfolio categories are comprised of the following:

•	Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties;

•	Commercial and industrial includes loans to businesses that are not secured by real estate;

•	Commercial leases consist of leases for new or used equipment;

•	Other is comprised primarily of credit cards and mezzanine loans;

•	Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans;

•	Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties;

•	Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans; and

•	Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity.
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
The following table shows certain information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	March 31, 2020	December 31, 2019
Commercial real estate:
Percent owner-occupied	30.0%	30.6%
Percent non-owner-occupied	70.0%	69.4%

Credit Quality
Management monitors the credit quality of our loan portfolio using several performance measures based on payment activity and borrower performance. Loans designated as non-performing are those that meet the same definition of non-accrual loans.
During the first quarter 2020, the World Health Organization declared COVID-19 a pandemic. Subsequent to that declaration, the U.S. declared a national emergency concerning the COVID-19 contagion and certain states within our market footprint have likewise declared emergency conditions which have resulted in orders and guidelines which prohibited or imposed significant restriction on the operations of non-essential businesses. Interagency guidance was released to encourage bankers to work with their customers to provide some relief through loan modifications or other temporary concessions. For example, regulatory guidelines provide for loan modification programs designed to provide temporary relief for current borrowers affected by COVID-19 by enabling financial institutions to assume that borrowers that were current on payments at the outset of the COVID-19 crisis are not to be considered as experiencing financial difficulties at the time of the modification for purposes of determining TDR status, and thus no further TDR analysis is required for each such loan modification in the program. We have been working with borrowers during this quarter to provide them with certain relief that falls within this guidance and within our underwriting standards. Therefore, for any payment or interest deferrals and modifications relating to COVID-19 for borrowers who were in good standings before COVID-19, they are not included in any past due, non-accrual, or TDR data presented in the following tables.

Following is a summary of non-performing assets:
TABLE 4.3

(dollars in millions)	March 31, 2020	December 31, 2019
Non-accrual loans	$134	$81
Troubled debt restructurings	—	22
Total non-performing loans	134	103
Other real estate owned	20	26
Total non-performing assets	$154	$129
Asset quality ratios:
Non-performing loans / total loans and leases	0.56%	0.44%
Non-performing loans + OREO / total loans and leases + OREO	0.64%	0.55%
Non-performing assets / total assets	0.44%	0.37%

The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $3.2 million at March 31, 2020 and $3.3 million at December 31, 2019. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at March 31, 2020 and December 31, 2019 totaled $10.7 million and $9.2 million, respectively.
Approximately $40 million of commercial loans are collateral dependent at March 31, 2020. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.
The following tables provide an analysis of the aging of loans by class. The current year does not have comparable prior year data due to the current year's adoption of ASC 326.
TABLE 4.4

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
Loans and Leases
March 31, 2020
Commercial real estate	$29	$—	$67	$96	$9,030	$9,126	$13
Commercial and industrial	33	—	32	65	5,579	5,644	15
Commercial leases	2	—	2	4	440	444	—
Other	—	—	1	1	45	46	—
Total commercial loans and leases	64	—	102	166	15,094	15,260	28
Direct installment	8	1	10	19	1,861	1,880	—
Residential mortgages	32	2	13	47	3,397	3,444	—
Indirect installment	16	1	3	20	1,843	1,863	—
Consumer lines of credit	10	2	6	18	1,406	1,424	—
Total consumer loans	66	6	32	104	8,507	8,611	—
Total loans and leases	$130	$6	$134	$270	$23,601	$23,871	$28

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2019
Commercial real estate	$10	$—	$26	$36	$7,078	$7,114
Commercial and industrial	9	—	28	37	5,026	5,063
Commercial leases	5	—	1	6	426	432
Other	—	—	1	1	20	21
Total commercial loans and leases	24	—	56	80	12,550	12,630
Direct installment	7	1	7	15	1,743	1,758
Residential mortgages	12	2	8	22	2,973	2,995
Indirect installment	15	1	3	19	1,903	1,922
Consumer lines of credit	5	1	3	9	1,083	1,092
Total consumer loans	39	5	21	65	7,702	7,767
Total originated loans and leases	$63	$5	$77	$145	$20,252	$20,397

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount) Premium	Total Loans
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$12	$28	$3	$43	$1,942	$(139)	$1,846
Commercial and industrial	2	3	—	5	259	(19)	245
Total commercial loans	14	31	3	48	2,201	(158)	2,091
Direct installment	3	—	—	3	60	—	63
Residential mortgages	8	4	—	12	382	(15)	379
Consumer lines of credit	7	2	1	10	357	(8)	359
Total consumer loans	18	6	1	25	799	(23)	801
Total loans acquired in a business combination	$32	$37	$4	$73	$3,000	$(181)	$2,892

(1)
Prior to the adoption of ASC 326 on January 1, 2020, loans acquired in a business combination are considered performing upon acquisition, regardless of whether the customer was contractually delinquent, if we can reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, we do not consider acquired contractually delinquent loans to be non-accrual or non-performing and continue to recognize interest income on these loans using the accretion method. Loans acquired in a business combination are considered non-accrual or non-performing when, due to credit deterioration or other factors, we determine we are no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. We do not recognize interest income on loans acquired in a business combination considered non-accrual or non-performing.

(2)	Past due information for loans acquired in a business combination is based on the contractual balance outstanding at December 31, 2019.

We utilize the following categories to monitor credit quality within our commercial loan and lease portfolio:
TABLE 4.5

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

The use of these internally assigned credit quality categories within the commercial loan and lease portfolio permits management’s use of transition matrices to establish the basis for the reasonable and supportable forecast portion of the credit risk. Our internal credit risk grading system is based on past experiences with similarly graded loans and leases and conforms to regulatory categories. In general, loan and lease risk ratings within each category are reviewed on an ongoing basis according to our policy for each class of loans and leases. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan and lease portfolio. Loans and leases within the Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans and leases that migrate toward the Substandard or Doubtful credit categories. Accordingly, management applies higher risk factors to Substandard and Doubtful credit categories.

The following table summarizes designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 4.6

(in millions)
March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$329	$1,823	$1,363	$1,285	$1,117	$2,521	$182	$8,620
Special Mention	—	6	26	44	53	144	3	276
Substandard	—	3	13	23	45	140	6	230
Doubtful	—	—	—	—	—	—	—	—
Total commercial real estate	329	1,832	1,402	1,352	1,215	2,805	191	9,126
Commercial and Industrial:
Risk Rating:
Pass	437	1,392	843	497	186	456	1,435	5,246
Special Mention	2	29	33	30	15	28	78	215
Substandard	—	3	20	24	6	28	102	183
Doubtful	—	—	—	—	—	—	—	—
Total commercial and industrial	439	1,424	896	551	207	512	1,615	5,644
Commercial Leases:
Risk Rating:
Pass	41	173	117	75	13	6	—	425
Special Mention	10	1	1	—	—	—	—	12
Substandard	—	2	2	1	1	1	—	7
Doubtful	—	—	—	—	—	—	—	—
Total commercial leases	51	176	120	76	14	7	—	444
Other Commercial:
Risk Rating:
Pass	3	—	—	—	—	5	38	46
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total other commercial	3	—	—	—	—	5	38	46
Total commercial	822	3,432	2,418	1,979	1,436	3,329	1,844	15,260

(in millions)
March 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total

CONSUMER
Direct Installment:
Current	163	433	276	193	223	573	—	1,861
Past due	—	—	1	1	1	15	—	18
Total direct installment	163	433	277	194	224	588	—	1,879
Residential Mortgages:
Current	201	891	521	559	431	797	2	3,402
Past due	—	3	4	6	3	27	—	43
Total residential mortgages	201	894	525	565	434	824	2	3,445
Indirect Installment:
Current	123	615	653	273	122	57	—	1,843
Past due	—	5	6	4	3	2	—	20
Total indirect installment	123	620	659	277	125	59	—	1,863
Consumer Lines of Credit:
Current	1	9	14	5	5	132	1,240	1,406
Past due	—	—	—	—	1	14	3	18
Total consumer lines of credit	1	9	14	5	6	146	1,243	1,424
Total consumer	488	1,956	1,475	1,041	789	1,617	1,245	8,611
Total loans and leases	$1,310	$5,388	$3,893	$3,020	$2,225	$4,946	$3,089	$23,871

We use delinquency transition matrices within the consumer and other loan classes to establish the basis for the reasonable and supportable forecast portion of the credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and Debt-to-Income (DTI) scores and other external factors such as unemployment, to determine how consumer loans are performing.

The following tables present a summary of our commercial loans and leases by credit quality category segregated by loans and leases originated and loans acquired:
TABLE 4.7

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

Following is a table showing consumer loans by payment status:
TABLE 4.8

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

Prior to 2020, loans were designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan and lease contract was doubtful. Typically, we did not consider loans for impairment unless a sustained period of delinquency (i.e., 90-plus days) was noted or there were subsequent events that impacted repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment was evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan relationships less than $1.0 million based on loan segment loss given default. For commercial loan relationships greater than or equal to $1.0 million, a specific valuation ACL was allocated, if necessary, so that the loan was reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment was expected solely from the sale of the collateral. Previously, interest income on impaired loans, except those classified as non-accrual, was recognized using the accrual method. Impaired loans, or portions thereof, were charged off when deemed uncollectible.
Following is a summary of information pertaining to loans and leases considered to be impaired, by class of loan and lease:
TABLE 4.9

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

During 2019, interest income continued to accrue on certain impaired loans and totaled approximately $1.4 million for the three months ended March 31, 2019.
Following is a summary of the ACL required for loans acquired in a business combination due to changes in credit quality subsequent to the acquisition date:
TABLE 4.10

(in millions)	December 31, 2019
Commercial real estate	$4
Commercial and industrial	—
Total commercial loans	4
Direct installment	1
Residential mortgages	2
Total consumer loans	3
Total allowance for credit losses on loans acquired in a business combination	$7

For some loans where the borrower is experiencing financial difficulty, the collateral used to secure the loan is expected to be the primary source of repayment, either through its operation or ultimate sale of the collateral.

Troubled Debt Restructurings
TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. As previously mentioned, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. Those modifications are not included in our TDR totals.
Following is a summary of the composition of total TDRs:
TABLE 4.11

(in millions)	Total
March 31, 2020
Accruing	$64
Non-accrual	30
Total TDRs	$94
December 31, 2019
Accruing	$41
Non-accrual	15
Total TDRs	$56

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the three months ended March 31, 2020, we returned to accruing status $3.7 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL included specific reserves for commercial TDRs and pooled reserves for individually analyzed loans under $1.0 million based on loan segment loss given default. Our ACL includes specific reserves for commercial TDRs of $1.1 million at March 31, 2020 and December 31, 2019, respectively, and pooled reserves for individual loans of $3.1 million and $0.8 million for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment loss given default. Our ACL included pooled reserves for these classes of loans of $4.9 million for March 31, 2020 and $4.1 million for December 31, 2019. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class:
TABLE 4.12

	Three Months Ended March 31, 2020
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	5	$1	$1
Commercial and industrial	7	1	—
Total commercial loans	12	2	1
Direct installment	19	2	2
Residential mortgages	14	1	1
Consumer lines of credit	15	—	—
Total consumer loans	48	3	3
Total	60	$5	$4

	Three Months Ended March 31, 2019
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$—	$—
Commercial and industrial	12	1	1
Total commercial loans	13	1	1
Direct installment	18	1	1
Residential mortgages	3	—	—
Consumer lines of credit	8	—	—
Total consumer loans	29	1	1
Total	42	$2	$2

The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.13

	Three Months Ended March 31, 2020
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial real estate	10	$4
Commercial and industrial	2	—
Total commercial loans	12	4
Direct installment	4	$—
Residential mortgages	1	—
Consumer lines of credit	—	—
Total consumer loans	5	—
Total	17	$4

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold.
TABLE 4.14

	Three Months Ended March 31, 2019
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial real estate	1	$—
Total commercial loans	1	—
Direct installment	2	—
Residential mortgages	1	—
Consumer lines of credit	2	—
Total consumer loans	5	—
Total	6	$—

Loans Acquired in a Business Combination
Prior to January 1, 2020, all loans acquired in a business combination were initially recorded at fair value at the acquisition date with no associated ACL. Refer to the Loans Acquired in a Business Combination section in Note 1 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K for a discussion of ASC 310-20 and ASC 310-30 loans. The outstanding balance and the carrying amount of loans acquired in a business combination included in the Consolidated Balance Sheets are as follows:
TABLE 4.15

(in millions)	December 31, 2019
Accounted for under ASC 310-30:
Outstanding balance	$2,684
Carrying amount	2,461
Accounted for under ASC 310-20:
Outstanding balance	436
Carrying amount	425
Total loans acquired in a business combination:
Outstanding balance	3,120
Carrying amount	2,886

The outstanding balance is the undiscounted sum of all amounts owed under the loan, including amounts deemed principal, interest, fees, penalties and other, whether or not currently due and whether or not any such amounts have been charged-off.
The carrying amount of PCI loans included in the table above totaled $1.5 million at December 31, 2019, representing 0.05% carrying amount of total loans acquired in a business combination as of each date.
The following table provides changes in accretable yield for all loans acquired in business combinations that are accounted for under ASC 310-30. Loans accounted for under ASC 310-20 are not included in this table.
TABLE 4.16

Three Months Ended March 31,
(in millions)	2019
Balance at beginning of period	$605
Reduction due to unexpected early payoffs	(20)
Reclass from non-accretable difference to accretable yield	30
Disposals/transfers	—
Other	—
Accretion	(50)
Balance at end of period	$565

Cash flows expected to be collected on loans acquired in business combinations are estimated quarterly by incorporating several key assumptions similar to the initial estimate of fair value. These key assumptions include PD and the amount of actual prepayments after the acquisition date. Prepayments affect the estimated life of the loans and could change the amount of interest income. In reforecasting future estimated cash flows, credit loss expectations are adjusted as necessary. Improved cash flow expectations for loans or pools are recorded first as a reversal of previously recorded impairment, if any, and then as an increase in prospective yield when all previously recorded impairment has been recaptured. Decreases in expected cash flows are recognized as impairment through a charge to provision for credit losses and credit to the ACL.
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
This reclassification was $30.0 million for the three months ended March 31, 2019. The reclassification from the non-accretable difference to the accretable yield results in prospective yield adjustments on the loan pools.

NOTE 5.    ALLOWANCE FOR CREDIT LOSSES
Beginning January 1, 2020, the former incurred loss method was replaced with the current expected credit loss method to calculate the estimated loan loss. The ACL addresses credit losses expected in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the Consolidated Balance Sheets. Loan and lease losses are charged off against the ACL, with recoveries of amounts previously charged off credited to the ACL. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the appropriate level of the ACL. Included in Table 5.1 is the impact to the ACL from our CECL adoption on January 1, 2020. All prior periods are presented using the incurred loss method which was the accounting method in place at the time of the respective financial statements.
Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial ACL on PCD Loans	Balance at End of Period
Three Months Ended March 31, 2020
Commercial real estate	$60	$(2)	$4	$2	$12	$38	$40	$152
Commercial and industrial	53	(4)	1	(3)	26	8	4	88
Commercial leases	11	—	—	—	2	—	—	13
Other	9	(1)	—	(1)	2	(9)	—	1
Total commercial loans and leases	133	(7)	5	(2)	42	37	44	254
Direct installment	13	(1)	—	(1)	3	10	1	26
Residential mortgages	22	—	—	—	(1)	6	4	31
Indirect installment	19	(3)	1	(2)	2	2	—	21
Consumer lines of credit	9	(1)	—	(1)	2	—	1	11
Total consumer loans	63	(5)	1	(4)	6	18	6	89
Total allowance for credit losses on loans and leases	$196	$(12)	$6	$(6)	$48	$55	$50	$343

This expected loss model takes into consideration the expected losses over the life of the loan at the time the loan is originated versus the incurred loss model under the prior standard. At the time of the adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCI loan balances and the ACL of $50 million. Included in the CECL adoption impact was an increase to our AULC, bringing the AULC balance to $14 million. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:

•	a third-party macroeconomic forecast scenario;

•	a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and

•	the historical through the cycle mean was calculated using an expanded period to include a prior recessionary period.

COVID-19 Impacts

During March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary macroeconomic forecast scenario for ACL modeling purposes. This scenario captured forecasted macroeconomic variables as of March 27, 2020 to ensure our ACL calculation considered the most recently available macroeconomic data in a quickly evolving environment at quarter-end. Macroeconomic variables that we utilized from this scenario include but are not limited to: (i) GDP, which reflects a contraction of up 6.7% from peak levels with a return to prior levels late in the R&S forecast period, (ii) the Dow Jones Industrial Average, which reflects a decline of up to 30% from peak levels and remains below peak levels throughout the R&S forecast period, (iii) unemployment, which reflects an increase over 50-year lows and averaging 7% over the R&S forecast period and (iv) the Volatility Index, which increases four-fold over prior low levels early in the R&S forecast period before stabilizing over the remaining R&S forecast period.
The ACL of $343.3 million at March 31, 2020 increased $147.4 million, or 75.3%, from December 31, 2019 and reflects the Day 1 CECL adoption increase to the ACL of $105.3 million on January 1, 2020. Our ending ACL coverage ratio at March 31, 2020 was 1.44%. Total provision for credit losses for the three months ended March 31, 2020 was $47.8 million and included $38 million of incremental provision due to COVID-19 related macroeconomic conditions. Net charge-offs were $5.7 million during the three months ended March 31, 2020, compared to $7.6 million during the three months ended March 31, 2019, with the decrease primarily due to lower commercial charge-offs.
Following is a summary of changes in the ACL, by loan and lease class:

TABLE 5.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2019
Commercial real estate	$55	$(1)	$—	$(1)	$3	$57
Commercial and industrial	49	(1)	1	—	3	52
Commercial leases	8	—	—	—	—	8
Other	2	(1)	—	(1)	1	2
Total commercial loans and leases	114	(3)	1	(2)	7	119
Direct installment	14	(1)	—	(1)	(1)	12
Residential mortgages	20	—	—	—	(1)	19
Indirect installment	15	(3)	1	(2)	4	17
Consumer lines of credit	10	—	—	—	—	10
Total consumer loans	59	(4)	1	(3)	2	58
Total allowance for credit losses on originated loans and leases	173	(7)	2	(5)	9	177
Purchased credit-impaired loans	1	—	—	—	—	1
Other acquired loans	6	(3)	—	(3)	5	8
Total allowance for credit losses on acquired loans	7	(3)	—	(3)	5	9
Total allowance for credit losses	$180	$(10)	$2	$(8)	$14	$186

Following is a summary of the individual and collective ACL and corresponding loan and lease balances by class:
TABLE 5.3

	Allowance for Credit Losses		Loans and Leases Outstanding
(in millions)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2019
Commercial real estate	$2	$58	$7,114	$13	$7,101
Commercial and industrial	2	51	5,063	17	5,046
Commercial leases	—	11	432	—	432
Other	—	2	21	—	21
Total commercial loans and leases	4	122	12,630	30	12,600
Direct installment	—	13	1,758	—	1,758
Residential mortgages	—	22	2,995	—	2,995
Indirect installment	—	19	1,922	—	1,922
Consumer lines of credit	—	9	1,092	—	1,092
Total consumer loans	—	63	7,767	—	7,767
Total	$4	$185	$20,397	$30	$20,367

The above table excludes loans acquired in a business combination that were pooled into groups of loans for evaluating impairment.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	March 31, 2020	December 31, 2019
Mortgage loans sold with servicing retained	$4,711	$4,686

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended March 31,
(in millions)	2020	2019
Mortgage loans sold with servicing retained	$260	$177
Pretax gains resulting from above loan sales (1)	7	4
Mortgage servicing fees (1)	3	2

(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.

Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended March 31,
(in millions)	2020	2019
Balance at beginning of period	$42.6	$36.8
Additions	2.5	2.0
Payoffs and curtailments	(1.9)	(0.4)
Impairment charge	(7.7)	(1.4)
Amortization	(0.6)	(0.6)
Balance at end of period	$34.9	$36.4
Fair value, beginning of period	$45.0	$41.1
Fair value, end of period	34.9	40.3

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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	March 31, 2020	December 31, 2019
Weighted average life (months)	61.2	78.9
Constant prepayment rate (annualized)	14.7%	10.6%
Discount rate	9.7%	9.7%
Effect on fair value due to change in interest rates:
+0.25%	$2	$3
+0.50%	5	5
-0.25%	(2)	(3)
-0.50%	(4)	(5)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $9.2 million valuation allowance for MSRs as of March 31, 2020, compared to $1.5 million at December 31, 2019.

NOTE 7.      GOODWILL AND OTHER INTANGIBLE ASSETS
In performing our quarterly goodwill impairment assessment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity- and reporting-unit specific considerations. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. If the quantitative assessment results in the fair value of the reporting unit exceeding its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value an impairment charge is recorded for the excess, limited to the amount of goodwill assigned to a reporting unit.
In connection with the preparation of the first quarter 2020 financial statements, we concluded that it was more likely than not that the fair value of our Community Banking reporting unit was below its carrying amount due to a sustained decline in bank stock valuations, which was primarily attributable to the systemic near-term uncertainty of COVID-19 and its full impact on the global economy causing an unprecedented shock in interest rates and equity valuations. Therefore, we performed a quantitative assessment of all three of our reporting units as of March 31, 2020. Factors considered in the quantitative analysis included: (i) uncertainty due to the COVID-19 pandemic on our customers and our businesses; (ii) revisions to our 2020 annual operating plan due to the COVID-19 pandemic, which established revised expectations and priorities for the coming year in response to current market factors, such as lower revenue growth and net interest margin expectations; and (iii) increases in discount rates used to value reporting units.
The March 31, 2020 quantitative assessment for our Community Banking reporting unit resulted in an excess fair value over its carrying amount of less than 10%. Based on the results of the quantitative impairment assessments, there were no impairments for the periods presented. Although not impaired, the fair value of our Community Banking reporting unit declined since the last annual assessment at October 2019. As margins for fair value over carrying amount decline, the risk of future impairment increases if any assumptions, estimates, or market factors change in the future.
Other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this annual test in 2019 and determined that our other intangible assets are not impaired. There were no impairment indicators for other intangible assets as of March 31, 2020.

NOTE 8.    OPERATING LEASES

We have operating leases primarily for certain branches, office space, land, and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of March 31, 2020, we had operating lease right-of-use assets and operating lease liabilities of $123.8 million and $131.1 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2020, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $26 million in right-of-use assets and other liabilities. These operating leases will commence in 2020 with lease terms of 6 years to 16 years.
The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Operating lease cost	$7	$7
Variable lease cost	1	1
Total lease cost	$8	$8

Other information related to leases is as follows:
TABLE 8.2

	Three Months Ended March 31,
(dollars in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4	1
Weighted average remaining lease term (years):
Operating leases	9.64	8.86
Weighted average discount rate:
Operating leases	2.9%	3.1%

Maturities of operating lease liabilities were as follows:
TABLE 8.3

(in millions)	March 31, 2020
2020	$19
2021	23
2022	18
2023	14
2024	13
Later years	66
Total lease payments	153
Less: imputed interest	(22)
Present value of lease liabilities	$131

As a lessor we offer commercial leasing services to customers in need of new or used equipment primarily within our market areas of Pennsylvania, Ohio, Maryland, North Carolina, South Carolina and West Virginia. Additional information relating to commercial leasing is provided in Note 4, “Loans and Leases” in the Notes to Consolidated Financial Statements.

NOTE 9.     VARIABLE INTEREST ENTITIES
We evaluate our interest in certain entities to determine if these entities meet the definition of a VIE and whether we are the primary beneficiary and required to consolidate the entity based on the variable interest we held both at inception and when there is a change in circumstances that requires a reconsideration.
Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which we hold an interest, but are not the primary beneficiary, to the VIE at March 31, 2020 and December 31, 2019.
TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2020
Trust preferred securities	$1	$66	$—
Affordable housing tax credit partnerships	117	47	117
Other investments	32	10	32
Total	$150	$123	$149
December 31, 2019
Trust preferred securities	$1	$66	$—
Affordable housing tax credit partnerships	120	60	120
Other investments	33	10	33
Total	$154	$136	$153

Trust-Preferred Securities

We have certain wholly-owned trusts whose assets, liabilities, equity, income and expenses are not included within our Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing TPS, from which the proceeds are then invested in our junior subordinated debentures, which are reflected in our Consolidated Balance Sheets as subordinated notes. The TPS are the obligations of the trusts, and as such, are not consolidated within our Consolidated Financial Statements.
See the Borrowings footnote for additional information relating to our TPS. The following table provides a summary of our investments in unconsolidated subsidiaries as of March 31, 2020:
TABLE 9.2

(in millions)	Investments in Unconsolidated Subsidiaries
F.N.B. Statutory Trust II	$22
Yadkin Valley Statutory Trust I	25
FNB Financial Services Capital Trust I	25
Total	$72

Each issue of the junior subordinated debentures has an interest rate equal to the corresponding TPS distribution rate. We have the right to defer payment of interest on the debentures at any time, or from time-to-time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the related debentures. During any such extension period, distributions to the TPS will also be deferred and our ability to pay dividends on our common stock will be restricted.

Periodic cash payments and payments upon liquidation or redemption with respect to TPS are guaranteed by us to the extent of funds held by the trusts. The guarantee ranks subordinate and junior in right of payment to all of our indebtedness to the same extent as the junior subordinated debt. The guarantee does not place a limitation on the amount of additional indebtedness that may be incurred by us.
Affordable Housing Tax Credit Partnerships
We make equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to support initiatives associated with the Community Reinvestment Act while earning a satisfactory return. The activities of these LIHTC partnerships include the development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in communities where we have a banking presence and meet the definition of a VIE; however, we are not the primary beneficiary of the entities, as the general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses beyond our own equity investment. We record our investment in LIHTC partnerships as a component of other assets.
We use the proportional amortization method to account for a majority of our investments in LIHTC partnerships. Investments that do not meet the requirements of the proportional amortization method are recognized using the equity method. Amortization related to investments under the proportional amortization method are recorded on a net basis as a component of the provision of income taxes on the Consolidated Statements of Income, while write-downs and losses related to investments under the equity method are included in non-interest expense.
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.3

(in millions)	March 31, 2020	December 31, 2019
Proportional amortization method investments included in other assets	$66	$55
Equity method investments included in other assets	4	5
Total LIHTC investments included in other assets	$70	$60
Unfunded LIHTC commitments	$47	$60

The following table summarizes the impact of these LIHTC investments on specific line items of our Consolidated Statements of Income:
TABLE 9.4

	Three Months Ended March 31,
(in millions)	2020	2019
Non-interest income:
Amortization of tax credit investments under equity method, net of tax benefit	$—	$—
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$3	$2
Low-income housing tax credits	(3)	(2)
Other tax benefits related to tax credit investments	(1)	—
Total provision for income taxes	$(1)	$—

Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, and other equity method investments.

NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	March 31, 2020	December 31, 2019
Securities sold under repurchase agreements	$261	$278
Federal Home Loan Bank advances	2,055	2,255
Federal funds purchased	1,020	575
Subordinated notes	107	108
Total short-term borrowings	$3,443	$3,216

Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of March 31, 2020 or December 31, 2019. At March 31, 2020, $1.7 billion, or 80.5%, of the short-term FHLB advances were swapped to a fixed rate with maturities ranging from 2020 through 2024. This compares to $1.5 billion, or 64.5%, as of December 31, 2019.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	March 31, 2020	December 31, 2019
Federal Home Loan Bank advances	$930	$935
Senior notes	298	—
Subordinated notes	90	90
Junior subordinated debt	66	66
Other subordinated debt	249	249
Total long-term borrowings	$1,633	$1,340

Our banking affiliate has available credit with the FHLB of $8.1 billion, of which $3.0 billion was utilized as of March 31, 2020. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2022. Effective interest rates paid on the long-term advances ranged from 1.09% to 2.71% for the three months ended March 31, 2020 and 1.62% to 2.71% for the year ended December 31, 2019.
During the first quarter of 2020, we completed a debt offering in which we issued $300 million aggregate principal amount of senior notes due in 2023. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $297.9 million. These proceeds were used for general corporate purposes, which including investments at the holding company level, capital to support the growth of FNBPA, repurchase of our common shares and refinancing of outstanding indebtedness.

The following table provides information relating to our senior debt and other subordinated debt as of March 31, 2020. These debt issuances are fixed-rate, with the exception of the debt offering in 2019, which is fixed-to-floating rate after February 14, 2024, at which time the floating rate will be LIBOR plus 240 basis points. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (2)	Carrying Value	Stated Maturity Date	Interest Rate
2.20% Senior Notes due February 24, 2023	$300	$298	$298	2/24/2023	2.20%
4.95% Fixed-To-Floating Rate Subordinated Notes due 2029	120	118	118	2/14/2029	4.95%
4.875% Subordinated Notes due 2025	100	98	99	10/2/2025	4.88%
7.625% Subordinated Notes due August 12, 2023 (1)	38	46	32	8/12/2023	7.63%
Total	$558	$560	$547
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
The following table provides information relating to the Trusts as of March 31, 2020:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	2.39%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	2.06%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	2.83%	LIBOR + 146 bps
Total	$72	$3	$66

NOTE 11.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	March 31, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,855	$4	$—	$1,655	$1	$—
Interest rate swaps – not designated	3,929	—	43	3,640	—	23
Total subject to master netting arrangements	5,784	4	43	5,295	1	23
Not subject to master netting arrangements:
Interest rate swaps – not designated	3,929	391	—	3,640	149	1
Interest rate lock commitments – not designated	325	11	—	163	3	—
Forward delivery commitments – not designated	336	—	6	195	1	1
Credit risk contracts – not designated	274	—	1	265	—	—
Total not subject to master netting arrangements	4,864	402	7	4,263	153	2
Total	$10,648	$406	$50	$9,558	$154	$25

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
The following table shows amounts reclassified from accumulated other comprehensive income:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(45)	$(8)	Interest income (expense)	$(1)	$1

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Three months ended March 31,
	2020		2019
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$266	$14	$269	$26
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships	—	—	—	—
Interest rate contracts	—	—	—	—
Amount of gain (loss) reclassified from AOCI into net income	—	(1)	—	1
Amount of gain (loss) reclassified from AOCI into income as a result of that a forecasted transaction is no longer probable of occurring	—	—	—	—

As of March 31, 2020, the maximum length of time over which forecasted interest cash flows are hedged is 4.6 years. In the twelve months that follow March 31, 2020, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $18.8 million ($14.6 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2020.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the three months ended March 31, 2020 and 2019, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 14 "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020.
The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $215.7 million as of March 31, 2020 have remaining terms ranging from three months to twenty years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.6 million at March 31, 2020 and $0.3 million at December 31, 2019. The fair values of risk participation agreements purchased and sold were $0.2 million and $0.6 million, respectively, at March 31, 2020 and $0.1 million and $0.3 million, respectively at December 31, 2019.

The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Three Months Ended March 31,
(in millions)	Consolidated Statements of Income Location	2020	2019
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	(1)	(1)
Credit risk contracts	Non-interest income - other	—	—

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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.3 million and $0.1 million as of March 31, 2020 and December 31, 2019, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
March 31, 2020
Derivative Assets
Interest rate contracts:
Designated	$4	$1	$3	$—
Total	$4	$1	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$43	$41	$2	$—
Total	$43	$41	$2	$—

December 31, 2019
Derivative Assets
Interest rate contracts:
Designated	$1	$1	$—	$—
Total	$1	$1	$—	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$23	$23	$—	$—
Total	$23	$23	$—	$—

NOTE 12.    COMMITMENTS, CREDIT RISK AND CONTINGENCIES
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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	March 31, 2020	December 31, 2019
Commitments to extend credit	$8,513	$8,089
Standby letters of credit	153	150

At March 31, 2020, funding of 68.0% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
We recorded an AULC that are not unconditionally cancellable of $13.9 million at March 31, 2020, which is included in other liabilities on the Consolidated Balance Sheets.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Note 10.
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

NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 571,932 performance-based restricted stock units during the three months ended March 31, 2020. We didn't issue any restricted stock units during the three months ended March 31, 2019. As of March 31, 2020, we had available up to 1,618,526 shares of common stock to issue under this Plan.

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Three Months Ended March 31,
	2020		2019
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	2,858,357	$12.56	2,556,174	$13.51
Granted	1,988,225	6.95	—	—
Vested	(1,717)	14.15	(295,616)	13.28
Forfeited/expired	(11,362)	12.85	(10,442)	13.66
Dividend reinvestment	39,865	8.57	22,701	11.91
Unvested units outstanding at end of period	4,873,368	10.23	2,272,817	13.52

The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense	$8	$2
Tax benefit related to stock-based compensation expense	2	—
Fair value of units vested	—	3

As of March 31, 2020, there was $19.2 million of unrecognized compensation cost related to unvested restricted stock units, including $1.5 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. Stock-based compensation expense increased $6.4 million, or 271%, compared to the first quarter of 2019 due to a change in the timing of our annual stock grants from the second quarter to the first quarter. Additionally, we changed the retirement vesting provisions for certain 2020 awards that resulted in accelerated grant date expense recognition. These awards are not released until the three-year service period is complete or the specified performance criteria is met over the three-year period.
The components of the restricted stock units as of March 31, 2020 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	3,352,088	1,521,280	4,873,368
Unrecognized compensation expense	$15	$4	$19
Intrinsic value	$25	$11	$36
Weighted average remaining life (in years)	2.22	1.72	2.06

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of March 31, 2020, we had 231,646 stock options outstanding and exercisable at a weighted average exercise price per share of $8.22, compared to 422,501 stock options outstanding and exercisable at a weighted average exercise price per share of $8.00 as of March 31, 2019.
The intrinsic value of outstanding and exercisable stock options at March 31, 2020 was $0.1 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended March 31,
(in millions)	2020	2019
Current income taxes:
Federal taxes	$7	$18
State taxes	2	2
Total current income taxes	9	20
Deferred income taxes:
Federal taxes	2	2
State taxes	—	—
Total deferred income taxes	2	2
Total income taxes	$11	$22
Statutory tax rate	21.0%	21.0%
Effective tax rate	18.8%	19.3%

The effective tax rate for the three months ended March 31, 2020 and March 31, 2019 was lower than the statutory tax rate of 21% due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate in the first quarter of 2020 is primarily due to lower pre-tax income levels.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $32.1 million and $25.1 million at March 31, 2020 and December 31, 2019, respectively.

NOTE 15.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Losses on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2020
Balance at beginning of period	$11	$(18)	$(58)	$(65)
Other comprehensive (loss) income before reclassifications	53	(35)	1	19
Amounts reclassified from AOCI	—	1	—	1
Net current period other comprehensive (loss) income	53	(34)	1	20
Balance at end of period	$64	$(52)	$(57)	$(45)

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

NOTE 16.    EARNINGS PER COMMON SHARE
Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding net of unvested shares of restricted stock.
Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options and restricted shares, as calculated using the treasury stock method. Diluted weighted average common shares for 2019 have also been adjusted for the dilutive effect of potential common shares issuable for warrants, which have all been exercised or forfeited during 2019. Adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended March 31,
(dollars in millions, except per share data)	2020	2019
Net income	$47	$94
Less: Preferred stock dividends	2	2
Net income available to common stockholders	$45	$92
Basic weighted average common shares outstanding	324,247,710	324,640,715
Net effect of dilutive stock options, warrants and restricted stock	1,797,472	1,188,119
Diluted weighted average common shares outstanding	326,045,182	325,828,834
Earnings per common share:
Basic	$0.14	$0.28
Diluted	$0.14	$0.28

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 16.2

	Three Months Ended March 31,
	2020	2019
Average shares excluded from the diluted earnings per common share calculation	450	189

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Three Months Ended March 31,
	2020	2019
(in millions)
Interest paid on deposits and other borrowings	$75	$77
Transfers of loans to other real estate owned	1	2

NOTE 18.    BUSINESS SEGMENTS
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
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2020
Interest income	$306	$—	$—	$—	$306
Interest expense	68	—	—	6	74
Net interest income	238	—	—	(6)	232
Provision for credit losses	48	—	—	—	48
Non-interest income	52	13	6	(2)	69
Non-interest expense (1)	176	10	5	1	192
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	12	1	—	(2)	11
Net income (loss)	51	2	1	(7)	47
Total assets	34,933	34	36	46	35,049
Total intangibles	2,288	9	29	—	2,326
At or for the Three Months Ended March 31, 2019
Interest income	$310	$—	$—	$—	$310
Interest expense	76	—	—	3	79
Net interest income	234	—	—	(3)	231
Provision for credit losses	14	—	—	—	14
Non-interest income	51	11	5	(2)	65
Non-interest expense (1)	147	9	4	2	162
Amortization of intangibles	4	—	—	—	4
Income tax expense (benefit)	23	—	—	(1)	22
Net income (loss)	97	2	1	(6)	94
Total assets	33,598	27	25	45	33,695
Total intangibles	2,301	10	19	—	2,330

(1) Excludes amortization of intangibles, which is presented separately.

NOTE 19.    FAIR VALUE MEASUREMENTS
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$139	$—	$139
U.S. government-sponsored entities	—	203	—	203
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,269	—	1,269
Agency collateralized mortgage obligations	—	1,175	—	1,175
Commercial mortgage-backed securities	—	398	—	398
States of the U.S. and political subdivisions (municipals)	—	8	—	8
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,194	—	3,194
Loans held for sale	—	68	—	68
Derivative financial instruments
Trading	—	391	—	391
Not for trading	—	4	11	15
Total derivative financial instruments	—	395	11	406
Total assets measured at fair value on a recurring basis	$—	$3,657	$11	$3,668
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$43	$—	$43
Not for trading	—	7	—	7
Total derivative financial instruments	—	50	—	50
Total liabilities measured at fair value on a recurring basis	$—	$50	$—	$50

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$151	$—	$151
U.S. government-sponsored entities	—	226	—	226
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,314	—	1,314
Agency collateralized mortgage obligations	—	1,240	—	1,240
Commercial mortgage-backed securities	—	345	—	345
States of the U.S. and political subdivisions (municipals)	—	11	—	11
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,289	—	3,289
Loans held for sale	—	41	—	41
Derivative financial instruments
Trading	—	149	—	149
Not for trading	—	2	3	5
Total derivative financial instruments	—	151	3	154
Total assets measured at fair value on a recurring basis	$—	$3,481	$3	$3,484
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$24	$—	$24
Not for trading	—	1	—	1
Total derivative financial instruments	—	25	—	25
Total liabilities measured at fair value on a recurring basis	$—	$25	$—	$25

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2020
Balance at beginning of period	$3	$3
Purchases, issuances, sales and settlements:
Issuances	11	11
Settlements	(3)	(3)
Balance at end of period	$11	$11
Year Ended December 31, 2019
Balance at beginning of period	$1	$1
Purchases, issuances, sales and settlements:
Issuances	3	3
Settlements	(1)	(1)
Balance at end of period	$3	$3

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2020 or 2019.
From time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 24 "Fair Value Measurements" to the Consolidated Financial Statements included in 2019 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2020
Collateral dependent loans	$—	$—	$8	$8
Other real estate owned	—	—	8	8
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	33	33
December 31, 2019
Impaired loans	$—	$—	$5	$5
Other real estate owned	—	—	4	4
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	30	30

Substantially all of the fair value amounts in the table above were estimated at a date during the three months or twelve months ended March 31, 2020 and December 31, 2019, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. MSRs measured at fair value on a non-recurring basis of $42.6 million had a valuation allowance of $7.7 million, bringing the March 31, 2020 carrying value to $33.4 million. The valuation allowance includes a provision expense of $7.7 million included in earnings for the three months ended March 31, 2020.
Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2020 had a carrying amount of $7.6 million, which includes an allocated ACL of $5.7 million. The ACL includes a provision applicable to the current period fair value measurements of $2.8 million, which was included in provision for credit losses for the three months ended March 31, 2020.
OREO with a carrying amount of $8.6 million was written down to $7.8 million, resulting in a loss of $0.8 million, which was included in earnings for the three months ended March 31, 2020.
Fair Value of Financial Instruments
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2020
Financial Assets
Cash and cash equivalents	$564	$564	$564	$—	$—
Debt securities available for sale	3,194	3,194	—	3,194	—
Debt securities held to maturity	3,179	3,264	—	3,264	—
Net loans and leases, including loans held for sale	23,610	23,538	—	68	23,470
Loan servicing rights	38	38	—	—	38
Derivative assets	406	406	—	395	11
Accrued interest receivable	88	88	88	—	—
Financial Liabilities
Deposits	24,746	24,797	20,184	4,613	—
Short-term borrowings	3,443	3,450	3,450	—	—
Long-term borrowings	1,633	1,620	—	—	1,620
Derivative liabilities	50	50	—	50	—
Accrued interest payable	19	19	19	—	—
December 31, 2019
Financial Assets
Cash and cash equivalents	$599	$599	$599	$—	$—
Debt securities available for sale	3,289	3,289	—	3,289	—
Debt securities held to maturity	3,275	3,305	—	3,305	—
Net loans and leases, including loans held for sale	23,144	22,930	—	41	22,889
Loan servicing rights	46	48	—	—	48
Derivative assets	154	154	—	151	3
Accrued interest receivable	109	109	109	—	—
Financial Liabilities
Deposits	24,786	24,797	20,058	4,739	—
Short-term borrowings	3,216	3,219	3,219	—	—
Long-term borrowings	1,340	1,355	—	—	1,355
Derivative liabilities	25	25	—	25	—
Accrued interest payable	21	21	21	—	—

NOTE 20.    SUBSEQUENT EVENT

Paycheck Protection Program activity
The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCEA Act) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorized an additional $310 billion of funding under the CARES Act for PPP loans.

PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred for the first six months of the loan. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. This fee is recognized in interest income over the contractual life of the loan under the effective yield method. In addition, the FRB has implemented the PPPLF that is available to financial institutions participating in the PPP. We continue to explore our options as it relates to utilizing the PPPLF.

As of May 5, 2020, we processed more than 18,000 PPP applications in various stages of funding for approximately $2.6 billion. Based on March 31, 2020, the PPP activity equates to approximately 11% of total loans and leases.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three-month periods ended March 31, 2020 and 2019. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020. Our results of operations for the three months ended March 31, 2020 are not necessarily indicative of results expected for the full year.

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

◦
The impact on our financial condition, results of operations, financial disclosures and future business strategies related to the implementation of the new FASB ASU 2016-13 Financial Instruments - Credit Losses commonly referred to as the “current expected credit loss” standard, or CECL.

•
The COVID-19 pandemic and the regulatory and governmental actions implemented in response to COVID-19 have resulted in significant deterioration and disruption in financial markets and national and local economic conditions and record levels of unemployment and could have a material impact on, among other things, our business, financial condition, results of operations or liquidity, or on our management, employees, customers and critical vendors and suppliers.

The risks identified here are not exclusive. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and Risk Management sections of our 2019 Annual Report on Form 10-K (including MD&A section), our subsequent 2020 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 under the heading “Application of Critical Accounting Policies”. On January 1, 2020, we adopted CECL. Under the CECL methodology, the ACL represents the expected lifetime credit losses on loans and leases that we don’t expect to collect.

Allowance for Credit Losses
The ACL is a valuation account that is deducted from the loans and leases amortized cost basis resulting in the net amount expected to be collected. We charge off loans against the ACL in accordance with our policies or if a loss confirming event occurs. Expected recoveries do not exceed the aggregate of the amounts previously charged-off and expected to be charged-off.

The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, a third-party macroeconomic forecast scenario is used, a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period, and the historical through-the-cycle mean was calculated using an expanded period to include a prior recessionary period.

Adjustments to historical loss information, where applicable, are made for differences in current loan-specific risk characteristics such as differences in lending policies and procedures, underwriting standards, experience and depth of relevant personnel, the quality of our credit review function, concentrations of credit, external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters and other relevant factors. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management's expectation of future conditions based on a R&S forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a R&S forecast can be made, the model reverts over 12 months on a straight-line basis back to the historical rates of default and severity of loss over the remaining life of the loans.

Determining the appropriateness of the ACL is complex and requires significant management judgment about the effect of matters that are inherently uncertain. Due to those significant management judgments and the factors included in the calculation, significant changes to the ACL level could occur in future periods.

See Note 1, “Summary of Significant Accounting Policies” and the Financial Condition, Allowance for Credit Losses section later in this MD&A for further allowance for credit losses information.
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

In connection with the preparation of the first quarter 2020 financial statements, we concluded that it was more likely than not that the fair value of our Community Banking reporting unit was below its carrying amount due to a sustained decline in bank stock valuations, which was primarily attributable to the systemic near-term uncertainty of COVID-19 and its full impact on the global economy causing an unprecedented shock in interest rates and equity valuations. Therefore, we performed a quantitative assessment of all three of our reporting units as of March 31, 2020. Based on the results of the quantitative impairment assessments, there were no impairments for the periods presented. The March 31, 2020 quantitative assessment for our Community Banking reporting unit resulted in an excess fair value over its carrying amount of less than 10%. Although not impaired, the fair value of our Community Banking reporting unit declined since the last annual assessment at October 2019. As margins for fair value over carrying amount decline, the risk of future impairment increases if any assumptions, estimates, or market factors change in the future.

Determining fair values of each reporting unit, of its individual assets and liabilities, and also of other identifiable intangible assets requires considering market information that is publicly available, as well as the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Inputs and assumptions used in estimating fair value include projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates and an evaluation of market comparables and recent transactions.

See Note 1, “Summary of Significant Accounting Policies” and Note 7, “Goodwill and Other Intangible Assets” in the Notes to
Consolidated Financial Statements for further discussion of accounting for goodwill and other intangible assets.

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, pre-provision net revenue to average tangible common equity, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
Management believes charges such as branch consolidation costs and COVID-19 expense are not organic costs to run our operations and facilities. These charges are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. The COVID-19 expenses represent special Company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.
To provide more meaningful comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2020 and 2019 periods were calculated using a federal statutory income tax rate of 21%.

FINANCIAL SUMMARY
Net income available to common stockholders for the first quarter of 2020 was $45.4 million or $0.14 per diluted common share, compared to net income available to common stockholders for the first quarter of 2019 of $92.1 million or $0.28 per diluted common share. The results for the first quarter of 2020 reflect a provision for credit losses of $47.8 million, including $37.9 million related to the COVID-19 macroeconomic impacts under the newly adopted CECL standard. Additionally, our results included branch consolidation costs of $8.3 million, MSR impairment of $7.7 million, retirement vesting changes for certain 2020 stock grants of $5.6 million, and COVID-19 related expenses of $2.0 million. These significant, unusual, or outsized items totaled $61 million, negatively impacting earnings by $0.15 per share.
The COVID-19 pandemic had a significant impact on our financial results as presented in the preceding paragraph as well as our overall operations. Our previous and ongoing investments in technology and digital platforms enabled us to quickly meet customers’ needs in a new pandemic environment. The technology, as well as other measures such as our business continuity planning, helped protect the health and safety of our employees who were there for our customers when they needed us most. In addition to the employees and customers, we are committed to the communities we serve. The $2.0 million in COVID-19 related expenses includes a $1 million commitment in relief assistance to our communities, benefiting food banks and providing funding for essential medical supplies. In March, we developed a formal loan deferral program and announced several measures to support customers who may be enduring financial hardships and are directly impacted by COVID-19. We are also an active participant in the SBA PPP and quickly introduced an automated process to handle applications from small businesses in need. In this unprecedented economic and uncertain environment, we frequently run stress tests for a variety of economic situations, including severely adverse scenarios that have economic conditions similar to the current conditions. Under these scenarios, the results of these stress tests indicate that our regulatory capital ratios would remain above the regulatory requirements and we would be able to maintain appropriate liquidity levels, demonstrating our expected ability to continue to support our constituencies under stressful financial conditions.
The CECL adoption on January 1, 2020, resulted in an immediate Day 1 increase to the ACL of $105.3 million. Additionally, we recorded $38 million of incremental provision for loan losses in the first quarter of 2020 specifically due to COVID-19 related macroeconomic conditions included in our 24-month forecast period.
Income Statement Highlights (First quarter of 2020 compared to first quarter of 2019, except as noted)

•	Total revenue of $301.2 million, compared to $296.0 million, up 1.7%.

•	Net income available to common stockholders was $45.4 million, compared to $92.1 million, down 50.7%.

•	Earnings per diluted common share were $0.14, compared to $0.28, down 50.0%.

•
Net interest margin (FTE) (non-GAAP) declined 12 basis points to 3.14% from 3.26%, attributable to changes in the interest rate environment. The FOMC lowered its target rate by 2.25% between July 2019 and March 2020 including lowering the target Fed Funds rate range to 0.00% to 0.25% on March 16, 2020, largely attributable to the impact of COVID-19.

•
Non-interest income was $68.5 million, compared to $65.4 million. Capital markets income grew $5.1 million, or 84.1%, reflecting strong customer-related interest rate derivative activity and record transaction volume during the quarter. Insurance commissions and fees increased $1.7 million, or 33.8%, while trust income grew by $1.2 million, or 17.4%. Mortgage banking operations income decreased $4.9 million, or 126.5%, as higher origination and secondary marketing revenues were fully offset by a $7.7 million unfavorable impairment on mortgage servicing rights compared to $1.3 million in the first quarter of 2019.

•	Provision for credit losses of $47.8 million exceeded net charge-offs of $5.7 million, but reflected COVID-19 related impacts to macroeconomic conditions under the CECL requirements.

•	The annualized net charge-offs to total average loans ratio improved 4 basis points to 0.10%, compared to 0.14%.

•	Income tax expense decreased $11.5 million, or 51.0%, primarily due to lower pretax earnings.

•	The effective tax rate was 18.8%, compared to 19.3%.

•	The efficiency ratio (non-GAAP) equaled 59.0%, compared to 53.4%, reflecting the impact of significant, unusual and outsized items during the first quarter of 2020.

•	Return on average tangible common equity ratio (non-GAAP) was 7.92%, compared to 17.38%.
Balance Sheet Highlights (period-end balances, March 31, 2020 compared to December 31, 2019, unless otherwise indicated)

•	Total assets were $35.0 billion, compared to $34.6 billion, an increase of $434.0 million, or 1.3%.

•
Growth in total average loans compared to the first quarter of 2019 was $1.1 billion, or 5.0%, with average commercial loan growth of $962.5 million, or 6.9%, and average consumer loan growth of $167.0 million, or 2.0%.

•
Total average deposits grew $1.2 billion, or 5.2%, compared to the first quarter of 2019, including an increase in average non-interest-bearing deposits of $404.2 million, or 6.9%, and an increase in interest-bearing demand deposits of $1.4 billion, or 14.3%, partially offset by a decrease in average time deposits of $678.1 million, or 12.7%, largely from a managed decline in brokered CD balances.

•	The ratio of loans to deposits was 96.5%, compared to 94.0%, which includes a $249 million increase in commercial line utilization primarily due to COVID-19 related activity as of March 31, 2020.

•
Total stockholders’ equity was $4.8 billion, compared to $4.9 billion, a decrease of $41.0 million, or 0.8%, since December 31, 2019, primarily driven by a decrease in earnings and the impact of adopting CECL. Additionally, the dividend payout ratio for the first quarter of 2020 was 86.24% compared to 42.57%.

•	The delinquency ratio for the total loan and lease portfolio was 1.13%, compared to 0.94%, primarily due to the inclusion of $54 million of former PCI loans.

•
The ratio of the allowance for credit losses to total loans and leases increased to 1.44% from 0.84% at December 31, 2019, representing the impact of CECL adoption and $38 million reserve build related to the impact of COVID-19 on macroeconomic conditions.

•	Tangible book value per share (non-GAAP) of $7.46 increased 8% from March 31, 2019.

•
Tangible common equity to tangible assets of 7.36% increased 21 basis points from March 31, 2019. These increases were negatively impacted by 31 basis points, or $0.31 per share, respectively, for CECL adoption and significant, unusual, or outsized items during the first quarter of 2020.

•
The Company repurchased $25 million of common stock during the 2020 first quarter at an average cost of $10.60 per share. There is $125 million of share repurchase authorization remaining under the $150 million repurchase plan approved in 2019. We have temporarily suspended repurchase activity due to COVID-19 and the uncertainty in macroeconomic conditions. All capital ratios were impacted by the repurchase of 2.4 million common shares.

TABLE 1

Quarterly Results Summary	1Q20	1Q19
Reported results
Net income available to common stockholders (millions)	$45.4	$92.1
Net income per diluted common share	0.14	0.28
Book value per common share (period-end)	14.67	14.09
Pre-provision net revenue (reported) (millions)	$106.3	$130.2
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$53.5	$93.4
Operating net income per diluted common share	0.16	0.29
Tangible common equity to tangible assets (period-end)	7.36%	7.15%
Tangible book value per common share (period-end)	$7.46	$6.91
Pre-provision net revenue (operating) (millions)	$116.5	$131.9
Average Diluted Common Shares Outstanding (thousands)	326,045	325,829
Significant items impacting earnings[1] (millions)
Pre-tax COVID-19 expense	$(2.0)	$—
After-tax impact of COVID-19 expense	(1.6)	—
Pre-tax branch consolidation costs	(8.3)	(1.6)
After-tax impact of branch consolidation costs	(6.5)	(1.3)
Other unusual or outsized items impacting earnings[1] (millions)
Pre-tax provision for COVID - impacted macroeconomic conditions	(37.9)	—
After-tax impact of provision for COVID - impacted macroeconomic conditions	(29.9)	—
Pre-tax MSR impairment	(7.7)	(1.3)
After-tax MSR impairment	(6.1)	(1.1)
Pre-tax change in retirement vesting of certain new 2020 stock grants	(5.6)	—
After-tax change in retirement vesting of certain new 2020 stock grants	(4.4)	—
Total significant, unusual or outsized items pre-tax	$(61.5)	$(2.9)
Total significant, unusual or outsized items after-tax	$(48.5)	$(2.4)
(1) Favorable (unfavorable) impact on earnings

Industry Developments

COVID-19
The COVID-19 pandemic has had an immense human and economic impact to our global economy. On March 22, 2020, the UST announced that financial institution employees are part of the critical infrastructure workforce and stated that these employees have a “special responsibility to maintain your normal work schedule.” As a result, financial institutions were confronted with the challenge of protecting the health and safety of their employees while also ensuring that critical financial services such as ensuring consumer access to banking and lending services, maintaining core systems and the integrity and security of data, continuing the processing of payments and services, such as payment, clearing and settlement services, wholesale funding, insurance services and capital markets activities, for the duration of the pandemic crisis period. Our crisis and risk management processes were critical to our preparedness for the COVID-19 pandemic since we had the necessary plans in place and had conducted a pandemic emergency event scenario (involving key management and operations employees) in the fourth quarter of 2019 to test the efficacy of our pandemic response plans and to improve these plans. We are well-positioned to continue to provide critical financial services to our customers through multiple channels such as interactive teller machines, automated teller machines, mobile application, and our interactive website. We adjusted our physical retail locations by focusing on “drive up” services and closed our lobbies, reverting to “by appointment only” practices while maintaining appropriate health, sanitization, social distancing and other safety protocols consistent with the Center for Disease Control (CDC) and state guidelines. We also leveraged our information technology infrastructure by making accommodations to give employees the ability to work remotely where appropriate. Our executive and senior management worked rotating schedules or from remote offices or home in order to mitigate the risk of wide spread occurrence of the COVID-19 contagion among this group. With respect to our other employees, approximately half of our workforce is currently working remotely. Our remote and rotational working arrangements and implementation of CDC health and safety protocols have not impaired our ability to continue to operate our business. We also conducted a survey of our critical vendors and suppliers to evaluate their continuity plans and identified alternative providers for these services in order to mitigate the risk of interruption of these services. We do rely on some third parties for certain services such as armored cars for cash exchanges. At this time, we have not experienced a disruption in our core data processor system provider and cleaning crew services.
Additionally, consistent with our responsibility to continue operations as part of the critical infrastructure, we instituted several measures to ensure the health and safety of our employees, customers and communities, such as:

•
Activating our cross-functional crisis management team, including members of senior leadership, which met daily during the critical early weeks of the pandemic event and presently continues to meet multiple times during the week.

•
Promoting rapid responses to the fluid pandemic event, as we deployed our comprehensive crisis response plans, including implementing our business continuity plan, activating our contagious disease and pandemic playbook, engaging business continuity coordinators and incident management team.

•	Utilizing multiple operations centers to ensure social distancing and mitigate risk of disruption of critical services.

•
Practicing CDC guidelines for proper hand washing, sanitization protocols for office and branch facilities and other health preventive actions to minimize the spread of illness, including extended home quarantine for employees who test positive or were exposed to COVID-19.

•
Providing additional leave time and medical expense support for our employees, additional pay for back office and frontline employees to defray COVID-19 related expenses and supplying pandemic kits (cleaning supplies, disinfectants, masks etc.) to our employees.

•	Our Board received updates of our continuity and emergency planning measures at special Board meetings in March and April 2020 and the directors received daily updates from our Board Chairman and CEO.
To protect our customers and communities from economic disruption, we:

•	developed a formal loan deferral program and other measures to support customers who may be enduring financial hardships;

•
are also an active participant in the SBA PPP which, authorizes financial institutions to make federally guaranteed loans, which are eligible to be forgiven to qualifying small businesses and nonprofits on the terms set forth in the CARES Act and related regulations; and

•	fee waivers for customers experiencing COVID-19 related financial distress.
We also continue to evaluate other COVID-19 related FRB and federal government relief and stimulus programs to determine their suitability for our customers and communities.
COVID-19 has had a significant impact on the provision for credit losses in the loan portfolio for the first quarter after the adoption of CECL. The uncertainty in the market, a significant increase in unemployment, and adverse economic forecasts all point to the volatility of the expected additional losses in the loan portfolio. We would expect inherent volatility in the COVID-19 impact on our provision for credit losses for the duration of current COVID-19 pandemic environment and immediate periods following the mitigation of the pandemic crisis.
The federal banking regulators have offered certain measures to assist financial institutions during this time. Some of these that impact us are as follows:

•
As part of Section 4013 of the CARES Act, financial institutions have been granted temporary relief from reporting TDRs caused by COVID-19.  To be eligible for TDR relief, a loan modification must be due to impacts from COVID-19, not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the national emergency.  Interagency guidance encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and will not criticize financial institutions for working with borrowers in a safe and sound manner. Loan modification programs are considered positive actions that can mitigate adverse effects on borrowers due to COVID-19. Institutions generally do not need to categorize COVID-19-related loan modifications as TDRs if the loan modifications are short-term in nature and are made on a good faith basis in response to COVID-19 to borrowers who were current at the time the modification program was implemented. For borrowers who were current prior to COVID-19 that have requested and been granted a concession while experiencing a hardship during the pandemic, we will not be including those modifications as past due or a TDR at the time of the concession.

•
The regulatory agencies have agreed to allow an option to delay the effects of CECL on regulatory capital by two years for those financial institutions that adopt in 2020.  This delay will be followed by a three-year transition period of 75%, 50%, and 25% respectively.  We adopted CECL in January 2020 and have elected this option.

•
The FRB initiated a facility to provide liquidity to financial institutions participating and funding loans for the PPP.  The non-recourse loans are available to institutions eligible to make PPP loans, with the SBA-guaranteed loans pledged as collateral to the FRB.  Financial institutions can also pledge PPP loans to the discount window.  Each liquidity option is set at different rates and terms. PPP loans pledged to the PPPLF may be excluded from leverage ratio calculations.  We are exploring our options to expand our liquidity while supporting our customers with PPP loan applications.

LIBOR
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019
Net income available to common stockholders for the first quarter of 2020 was $45.4 million or $0.14 per diluted common share, compared to net income available to common stockholders for the first quarter of 2019 of $92.1 million or $0.28 per diluted common share. The results for the first quarter of 2020 reflect a provision for credit losses of $47.8 million, including $37.9 million related to the COVID-19 macroeconomic impacts under the newly adopted CECL standard. Additionally, our results included branch consolidation costs of $8.3 million, MSR impairment of $7.7 million, retirement vesting changes for certain 2020 stock grants of $5.6 million, and COVID-19 related expenses of $2.0 million. These significant, unusual, or outsized items totaled $61 million, negatively impacting earnings by $0.15 per share. The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:

TABLE 2

	Three Months Ended March 31,		$	%
(in thousands, except per share data)	2020	2019	Change	Change
Net interest income	$232,631	$230,593	$2,038	0.9%
Provision for credit losses	47,838	13,629	34,209	251.0
Non-interest income	68,526	65,385	3,141	4.8
Non-interest expense	194,892	165,742	29,150	17.6
Income taxes	11,010	22,480	(11,470)	(51.0)
Net income	47,417	94,127	(46,710)	(49.6)
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$45,407	$92,117	$(46,710)	(50.7)%
Earnings per common share – Basic	$0.14	$0.28	$(0.14)	(50.0)%
Earnings per common share – Diluted	0.14	0.28	(0.14)	(50.0)
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended March 31,
	2020	2019
Return on average equity	3.91%	8.21%
Return on average tangible common equity (2)	7.92%	17.38%
Return on average assets	0.55%	1.14%
Return on average tangible assets (2)	0.62%	1.26%
Book value per common share (1)	$14.67	$14.09
Tangible book value per common share (1) (2)	$7.46	$6.91
Equity to assets (1)	13.81%	13.89%
Average equity to average assets	14.07%	13.93%
Common equity to assets (1)	13.51%	13.57%
Tangible equity to tangible assets (1) (2)	7.69%	7.49%
Tangible common equity to tangible assets (1) (2)	7.36%	7.15%
Dividend payout ratio	86.24%	42.57%
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$163,450	$1,226	3.02%	$54,167	$462	3.46%
Taxable investment securities (1)	5,297,596	31,335	2.37	5,444,523	32,850	2.41
Tax-exempt investment securities (1)(2)	1,125,766	10,068	3.58	1,108,698	9,918	3.58
Loans held for sale	76,457	984	5.15	32,954	508	6.21
Loans and leases (2) (3)	23,509,124	265,828	4.54	22,379,504	270,151	4.89
Total interest-earning assets (2)	30,172,393	309,441	4.12	29,019,846	313,889	4.37
Cash and due from banks	375,106			377,648
Allowance for credit losses	(307,496)			(183,482)
Premises and equipment	335,594			332,055
Other assets	4,079,637			3,844,135
Total assets	$34,655,234			$33,390,202
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$11,035,736	25,145	0.92	$9,651,737	23,564	0.99
Savings	2,618,395	1,827	0.28	2,510,148	2,070	0.33
Certificates and other time	4,669,556	22,495	1.94	5,347,638	24,743	1.88
Total interest-bearing demand deposits	18,323,687	49,467	1.09	17,509,523	50,377	1.17
Short-term borrowings	3,305,058	13,760	1.67	4,311,840	25,810	2.41
Long-term borrowings	1,457,531	10,282	2.84	661,661	3,530	2.16
Total interest-bearing liabilities	23,086,276	73,509	1.28	22,483,024	79,717	1.44
Non-interest-bearing demand	6,296,976			5,892,774
Total deposits and borrowings	29,383,252		1.01	28,375,798		1.14
Other liabilities	397,515			362,161
Total liabilities	29,780,767			28,737,959
Stockholders’ equity	4,874,467			4,652,243
Total liabilities and stockholders’ equity	$34,655,234			$33,390,202
Net interest-earning assets	$7,086,117			$6,536,822
Net interest income (FTE) (2)		235,932			234,172
Tax-equivalent adjustment		(3,301)			(3,579)
Net interest income		$232,631			$230,593
Net interest spread			2.84%			2.93%
Net interest margin (2)			3.14%			3.26%

(1)	The average balances and yields earned on securities are based on historical cost.

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

Net Interest Income
Net interest income totaled $232.6 million, increasing $2.0 million, or 0.9%. The net interest margin (FTE) (non-GAAP) declined 12 basis points to 3.14%, reflecting lower yields on variable-rate loans due to lower benchmark interest rates following significant changes in the interest rate environment since July 2019, partially offset by reduced total cost of funds and higher discount accretion on acquired loans in a post-CECL environment.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$824	$(61)	$763
Securities (2)	(376)	(989)	(1,365)
Loans held for sale	528	(52)	476
Loans and leases (2)	8,296	(12,618)	(4,322)
Total interest income (2)	9,272	(13,720)	(4,448)
Interest Expense (1)
Deposits:
Interest-bearing demand	5,544	(3,961)	1,583
Savings	428	(670)	(242)
Certificates and other time	(2,891)	641	(2,250)
Short-term borrowings	(4,941)	(7,111)	(12,052)
Long-term borrowings	4,515	2,238	6,753
Total interest expense	2,655	(8,863)	(6,208)
Net change (2)	$6,617	$(4,857)	$1,760

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)
Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income on an FTE basis (non-GAAP) of $309.4 million for the first three months of 2020, decreased $4.4 million or 1.4% from the same period of 2019, primarily due to lower rates resulting from the decrease in benchmark interest rates, partially offset by an increase in interest-earning assets of $1.2 billion. The increase in interest-earning assets was primarily driven by a $1.1 billion, or 5.0%, increase in average loans and leases due to solid origination activity across the footprint. Average commercial loan growth totaled $963 million, or 6.9%, including 15.9% growth in commercial and industrial loans and commercial leases. Commercial loan growth was led by strong activity in the Pittsburgh, Cleveland, Charlotte, Raleigh and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions and continued growth in the equipment finance and asset-based lending businesses. Average consumer loan growth was $167 million, or 2.0%, as growth in residential mortgage loans of $239 million, or 7.6%, was partially offset by declines in indirect installment loans of $46 million, or 2.4%, direct installment loans and consumer lines of credit. Additionally, the net reduction in the securities portfolio was a result of management strategy to deploy excess liquidity and leverage into higher yielding loans, as average securities decreased $129.9 million, or 2.0%. For the first three months of 2020, the yield on average interest-earning assets (non-GAAP) decreased 25 basis points to 4.12% compared to the first three months of 2019, primarily due to repricing of variable and adjustable rate loans tied to Prime and LIBOR, partially offset by discount accretion on acquired loans.
Interest expense of $73.5 million for the first three months of 2020 decreased $6.2 million, or 7.8%, from the same period of 2019 primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits and borrowings and an extra day of interest in the period. Average interest-bearing deposits increased $0.8 billion, or 4.6%, which reflects the benefit of our expanded banking footprint in our southeastern markets and organic growth in transaction deposits. Average long-term borrowings increased $795.9 million, or 120.3%, which reflects increases of $680.0 million in long-term FHLB borrowings, $121.4 million in senior debt and $36.5 million in subordinated debt, partially offset by a decrease of $44.9 million in junior subordinated debt. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. During the first quarter of 2020, we issued $300 million of 2.20% fixed rate senior notes due in 2023. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. We used part of the proceeds from this issuance to redeem higher-rate debt including $44.0 million in junior subordinated debt and $25.0 million in other subordinated debt. The rate paid on interest-bearing liabilities decreased 16 basis points to 1.28% for the first three months of 2020 compared to the first three months of 2019 primarily as a result of our ability to reduce rates on certain deposit products.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Provision for credit losses	$47,828	$13,629	$34,199	250.9%
Total net loan charge-offs	5,683	7,579	(1,896)	(25.0)
Net loan charge-offs (annualized) / total average loans and leases	0.10%	0.14%
Provision for credit losses for the three months ended March 31, 2020 was $47.8 million, an increase of $34.2 million from the year-ago quarter, and included $37.9 million of incremental provision due to COVID-19 related macroeconomic conditions we used in our ACL models under the CECL methodology. Net charge-offs of $5.7 million during the three months ended March 31, 2020, compared to $7.6 million during the three months ended March 31, 2019, with the 25.0% decrease primarily due to continued favorable asset quality trends.
Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2020 and 2019 is presented in the following table:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Service charges	$30,128	$30,217	$(89)	(0.3)%
Trust services	7,962	6,784	1,178	17.4
Insurance commissions and fees	6,552	4,897	1,655	33.8
Securities commissions and fees	4,539	4,345	194	4.5
Capital markets income	11,113	6,036	5,077	84.1
Mortgage banking operations	(1,033)	3,905	(4,938)	(126.5)
Dividends on non-marketable equity securities	4,678	5,023	(345)	(6.9)
Bank owned life insurance	3,177	2,841	336	11.8
Net securities gains	53	—	53	—
Other	1,357	1,337	20	1.5
Total non-interest income	$68,526	$65,385	$3,141	4.8%

Total non-interest income increased $3.1 million, to $68.5 million for the first three months of 2020, a 4.8% increase from the same period of 2019. Excluding significant, unusual, or outsized items, non-interest income increased $8.4 million, or 12.3%. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $30.1 million for the first three months of 2020 were essentially unchanged from the same period in 2019. As we work with customers who are experiencing hardship during this time, we expect service charges to be lower in the second quarter of 2020.
Trust services of $8.0 million for the first three months of 2020 increased $1.2 million, or 17.4%, from the same period of 2019, primarily driven by strong organic revenue production even though the market value of assets under management decreased $0.4 billion, or 6.5%, to $5.7 billion at March 31, 2020.
Insurance commissions and fees of $6.6 million for the first three months of 2020 increased $1.7 million, or 33.8%, from the same period of 2019, primarily due to new business in the Carolina regions of our footprint, as well as organic growth in commercial lines.
Capital markets income of $11.1 million for the first three months of 2020 increased $5.1 million, or 84.1%, from $6.0 million for the same period of 2019. The significant increase was primarily due to record customer-related interest rate derivative activity for the quarter in a volatile rate environment.
Mortgage banking operations loss of $1.0 million for the first three months of 2020 decreased $4.9 million, or 126.5% from the same period of 2019, as higher MSRs impairment was partially offset by higher sold volumes. During the first three months of 2020, we sold $259.9 million of residential mortgage loans, a 34.0% increase compared to $194.0 million for the same period of 2019. During the three months ended March 31, 2020, we recognized a $7.7 million interest-rate related negative valuation adjustment on MSRs, compared to $1.3 million in the same 2019 period. The impairment was partially offset by origination and secondary marketing revenue of $6.5 million, compared to $4.0 million in the first quarter of 2019.
Other non-interest income was relatively flat at $1.4 million and $1.3 million for the first three months of 2020 and 2019, respectively.
The following table presents non-interest income excluding significant items for the three months ended March 31, 2020 and 2019:
TABLE 8

	Three Months Ended March 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest income, as reported	$68,526	$65,385	$3,141	4.8%
Significant items and other unusual or outsized items:
Loss on fixed assets related to branch consolidations	—	1,176	(1,176)
MSR impairment	7,700	1,300	6,400
Total non-interest income, excluding significant items and other unusual or outsized items(1)	$76,226	$67,861	$8,365	12.3%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2020 and 2019 is presented in the following table:
TABLE 9

	Three Months Ended March 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$103,805	$91,284	$12,521	13.7%
Net occupancy	21,448	15,065	6,383	42.4
Equipment	16,046	14,825	1,221	8.2
Amortization of intangibles	3,339	3,479	(140)	(4.0)
Outside services	16,896	14,745	2,151	14.6
FDIC insurance	5,555	5,950	(395)	(6.6)
Bank shares and franchise taxes	4,092	3,467	625	18.0
Other	23,711	16,927	6,784	40.1
Total non-interest expense	$194,892	$165,742	$29,150	17.6%
Total non-interest expense of $194.9 million for the first three months of 2020 increased $29.2 million, a 17.6% increase from the same period of 2019. Excluding significant, unusual, or outsized items, non-interest expense increased $13.8 million, or 8.4%, when excluding $2.0 million of expenses associated with COVID-19, $8.3 million of branch consolidation costs, and $5.6 million of retirement vesting changes for certain 2020 stock awards, compared to $0.5 million of branch consolidation costs in the first quarter of 2019. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $103.8 million for the first three months of 2020 increased $12.5 million or 13.7% from the same period of 2019, primarily related to production-related commissions and an increase in stock-based compensation. We made a change to long-term stock-based compensation vesting that resulted in accelerated grant date expense recognition for certain 2020 awards, with full expense recognition on grant date instead of recognizing the same expense amount over a 36-month vesting period. These awards are not released until the three-year service period is complete or the specified performance criteria is met over the three-year period. Additionally, we recorded $0.9 million relating to COVID-19 expenses.
Net occupancy and equipment expense of $37.5 million for the first three months of 2020 increased $7.6 million, or 25.4%, from $29.9 million from the same period of 2019, primarily due to $8.0 million of branch consolidation costs.
Outside services expense of $16.9 million for the first three months of 2020 increased $2.2 million, or 14.6%, from the first three months of 2019, primarily due to increases of $1.1 million and $0.8 million in data processing costs and other outside services, respectively.
Other non-interest expense was $23.7 million and $16.9 million for the first three months of 2020 and 2019, respectively. During the first three months of 2020, we recorded $2.1 million more in loan-related expenses and $1.3 million more in fraud losses. The first three months of 2020 also included a $1.0 million COVID-19-related contribution to our foundation for relief assistance to our communities, benefiting food banks and providing funding for essential medical supplies.

The following table presents non-interest expense excluding significant items for the three months ended March 31, 2020 and 2019:
TABLE 10

	Three Months Ended March 31,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest expense, as reported	$194,892	$165,742	$29,150	17.6%
Significant items and other unusual or outsized items:
Branch consolidations - salaries and benefits	(224)	(419)	195
Branch consolidations - occupancy and equipment	(8,008)	17	(8,025)
Branch consolidations - other	(30)	(56)	26
COVID-19 expense - salaries and benefits	(888)	—	(888)
COVID-19 expense - outside services	(74)	—	(74)
COVID-19 expense - miscellaneous	(1,000)	—	(1,000)
Retirement vesting changes for certain 2020 stock grants - salaries and benefits	(5,579)	—	(5,579)
Total non-interest expense, excluding significant items and other unusual or outsized items (1)	$179,089	$165,284	$13,805	8.4%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Income tax expense	$11,010	$22,480
Effective tax rate	18.8%	19.3%
Statutory federal tax rate	21.0%	21.0%
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The effective tax rate in the first quarter of 2020 was also impacted by lower pretax income levels.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 12

(dollars in millions)	March 31, 2020	December 31, 2019	$ Change	% Change
Assets
Cash and cash equivalents	$564	$599	$(35)	(5.8)%
Securities	6,373	6,564	(191)	(2.9)
Loans held for sale	82	51	31	60.8
Loans and leases, net	23,528	23,093	435	1.9
Goodwill and other intangibles	2,326	2,329	(3)	(0.1)
Other assets	2,176	1,979	197	10.0
Total Assets	$35,049	$34,615	$434	1.3%
Liabilities and Stockholders’ Equity
Deposits	$24,746	$24,786	$(40)	(0.2)%
Borrowings	5,076	4,556	520	11.4
Other liabilities	385	390	(5)	(1.3)
Total liabilities	30,207	29,732	475	1.6
Stockholders’ equity	4,842	4,883	(41)	(0.8)
Total Liabilities and Stockholders’ Equity	$35,049	$34,615	$434	1.3%

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. Refer to Note 20, "Subsequent Events" for additional information about future lending activity.

Following is a summary of loans and leases:

TABLE 13

	March 31, 2020	December 31, 2019	$ Change	% Change
(in millions)
Commercial real estate	$9,126	$8,960	$166	1.9%
Commercial and industrial	5,644	5,308	336	6.3
Commercial leases	444	432	12	2.8
Other	46	21	25	119.0
Total commercial loans and leases	15,260	14,721	539	3.7
Direct installment	1,880	1,821	59	3.2
Residential mortgages	3,444	3,374	70	2.1
Indirect installment	1,863	1,922	(59)	(3.1)
Consumer lines of credit	1,424	1,451	(27)	(1.9)
Total consumer loans	8,611	8,568	43	0.5
Total loans and leases	$23,871	$23,289	$582	2.5%

Non-Performing Assets
Following is a summary of total non-performing assets:
TABLE 14

(in millions)	March 31, 2020	December 31, 2019	$ Change	% Change
Commercial real estate	$68	$32	$36	112.5%
Commercial and industrial	32	29	3	10.3
Commercial leases	2	1	1	100.0
Other	1	1	—	—
Total commercial loans and leases	103	63	40	63.5
Direct installment	10	13	(3)	(23.1)
Residential mortgages	13	17	(4)	(23.5)
Indirect installment	3	3	—	—
Consumer lines of credit	5	7	(2)	(28.6)
Total consumer loans	31	40	(9)	(22.5)
Total non-performing loans and leases	134	103	31	30.1
Other real estate owned	20	26	(6)	(23.1)
Total non-performing assets	$154	$129	$25	19.4%
Non-performing assets increased $25.2 million, from $128.6 million at December 31, 2019 to $153.8 million at March 31, 2020. This reflects an increase of $31.3 million in non-performing loans and leases and a decrease of $6.2 million in OREO. Prior to the adoption of CECL, acquired PCD loans were excluded from our non-performing disclosures. PCD loans that meet the definition of non-accrual are now included in the disclosures and resulted in a $54 million increase in the non-accrual loans in the first quarter of 2020 compared to December 31, 2019. The decrease in OREO was largely driven by the sale of multiple pieces of real estate.
During the first quarter of 2020, we’ve seen significant macroeconomic changes due to the COVID-19 pandemic. Stay-at-home orders and non-essential business closures in many of our markets have temporarily suspended the income generation of some of our borrowers. Government stimulus and support programs generated through the CARES Act, such as the PPP, are beginning to assist our borrowers through the difficult financial disruptions. We are offering short-term modifications to our customers to assist them through this period. The programs our customers have taken advantage of are:

•
Existing customers who were current prior to the start of the pandemic, can elect to defer loan principal and interest payments or interest payments for up to 90 days without late fees but will continue to accrue interest. As of April 28, 2020, approximately 4,000 of commercial customers have elected this option.

•	Mortgage and consumer loan customers have up to a 90-day payment deferral option, depending on their loan type. As of April 28, 2020, approximately 6,000 of these customers have elected this option.

•	SBA disaster relief assistance, including the PPP.
The loan deferral programs can be extended for up to an additional 90 days on an individual basis.
As long as the borrower was not experiencing financial difficulties immediately prior to COVID-19, short-term modifications, such as principal and interest deferments, are not being included in non-performing loans or TDRs. These modifications will be closely monitored for any future deterioration and included in the tables as the probably of collection deteriorates.

Troubled Debt Restructured Loans
Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 15

(in millions)	Accruing	Non- Accrual	Total
March 31, 2020
Commercial real estate	$5	$16	$21
Commercial and industrial	1	4	5
Total commercial loans	6	20	26
Direct installment	24	4	28
Residential mortgages	27	5	32
Consumer lines of credit	7	1	8
Total consumer loans	58	10	68
Total TDRs	$64	$30	$94
December 31, 2019
Commercial real estate	$3	$5	$8
Commercial and industrial	1	3	4
Total commercial loans	4	8	12
Direct installment	18	3	21
Residential mortgages	14	3	17
Consumer lines of credit	5	1	6
Total consumer loans	37	7	44
Total TDRs	$41	$15	$56

Allowance for Credit Losses
On January 1, 2020, we adopted CECL which changed how we calculate the ACL as more fully described in Note 1 to the Notes to Consolidated Financial Statements (unaudited). This expected loss model takes into consideration the expected losses over the life of the loan at the time the loan is originated versus the incurred loss model under the prior standard. At the time of the adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCI loan balances and the ACL of $50 million. Included in the CECL adoption impact was an increase of $10 million to our AULC, bringing the AULC balance to $13 million. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:

•	a third-party macroeconomic forecast scenario;

•	a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and

•	the historical through the cycle mean was calculated using an expanded period to include a prior recessionary period.
COVID-19 Impacts
During March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary macroeconomic forecast scenario for ACL modeling purposes. This scenario captured forecasted macroeconomic variables as of March 27, 2020 to ensure our ACL calculation considered the most recently available macroeconomic data in a quickly evolving environment at quarter-end. Macroeconomic variables that we utilized from this scenario include but not limited to: (i) GDP, which reflects a contraction of up 6.7% from peak levels with a return to prior levels late in the R&S period, (ii) the Dow Jones Industrial Average, which reflects a decline of up to 30% from peak levels and remains below peak levels throughout the R&S period, (iii) unemployment, which reflects an increase over 50-year lows and averaging 7% over the R&S period and (iv) the Volatility Index, which increases four-fold over prior low levels early in the R&S period before stabilizing over the remaining R&S period.
The ACL of $343.3 million at March 31, 2020 increased $147.4 million, or 75.3%, from December 31, 2019 and reflects the immediate Day 1 CECL adoption increase to the ACL of $105.3 million on January 1, 2020. Our ending ACL coverage ratio at March 31, 2020 was 1.44%. Total provision for credit losses for the three months ended March 31, 2020 was $47.8 million and included $38 million of incremental provision due to COVID-19 related macroeconomic conditions. Net charge-offs were $5.7 million during the three months ended March 31, 2020, compared to $7.6 million during the three months ended March 31, 2019, with the decrease primarily due to lower commercial charge-offs. The ACL as a percentage of non-performing loans for the total portfolio increased from 190% as of December 31, 2019 to 256% as of March 31, 2020, as provision exceeded charge-offs and included ACL reserve build, while the level of non-performing loans decreased slightly.

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.
Following is a summary of deposits:
TABLE 16

(in millions)	March 31, 2020	December 31, 2019	$ Change	% Change
Non-interest-bearing demand	$6,511	$6,384	$127	2.0%
Interest-bearing demand	11,009	11,049	(40)	(0.4)
Savings	2,664	2,625	39	1.5
Certificates and other time deposits	4,562	4,728	(166)	(3.5)
Total deposits	$24,746	$24,786	$(40)	(0.2)%
Total deposits decreased slightly from December 31, 2019, primarily as a result of growth in non-interest-bearing and saving balances that were more than offset by a decline in interest-bearing demand balances and certificates and other time deposits. Generating growth in relationship-based transaction deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.

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
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On February 14, 2019, we completed an offering of $120.0 million 4.950% fixed-to-floating rate subordinated notes due in 2029 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $118.2 million. We intend to use and have used the net proceeds from the sale of the subordinated notes to redeem higher-rate long-term borrowings and for general corporate purposes.
On February 24, 2020, we completed an offering of $300.0 million of 2.20% fixed rate senior notes due in 2023 under this registration statement. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $297.9 million. We will use the net proceeds from the sale of the notes for general corporate purposes, which may include investments at the holding company level, capital to support the growth of FNBPA, repurchase of our common shares and refinancing of outstanding indebtedness.
On September 23, 2019, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. The repurchase program is expected to continue through the end of 2020, although we have temporarily suspended repurchase activity due to COVID-19 and the uncertainty in macroeconomic conditions. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.
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
At March 31, 2020, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides BHCs and banks with an alternative option to temporarily delay an estimate of the impact of CECL, relative to the incurred loss methodology for estimating the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the interim final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. During the first quarter of 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was $50.6 million.
In this unprecedented economic and uncertain environment, we frequently run stress tests for a variety of economic situations, including severely adverse scenarios that have economic conditions similar to the current conditions. Under these scenarios, the results of these stress tests indicate that our regulatory capital ratios would remain above the regulatory requirements and we would be able to maintain appropriate liquidity levels, demonstrating our expected ability to continue to support our constituencies under stressful financial conditions.

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 17

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
F.N.B. Corporation
Total capital	$3,210	11.56%	$2,776	10.00%	$2,915	10.50%
Tier 1 capital	2,635	9.49	1,666	6.00	2,360	8.50
Common equity tier 1	2,528	9.11	n/a	n/a	1,943	7.00
Leverage	2,635	8.14	n/a	n/a	1,296	4.00
Risk-weighted assets	27,759
FNBPA
Total capital	3,093	11.16%	2,771	10.00%	2,909	10.50%
Tier 1 capital	2,863	10.33	2,217	8.00	2,355	8.50
Common equity tier 1	2,783	10.02	1,801	6.50	1,940	7.00
Leverage	2,863	8.85	1,617	5.00	1,293	4.00
Risk-weighted assets	27,709
As of December 31, 2019
F.N.B. Corporation
Total capital	$3,174	11.81%	$2,687	10.00%	$2,821	10.50%
Tier 1 capital	2,632	9.79	1,612	6.00	2,284	8.50
Common equity tier 1	2,525	9.40	n/a	n/a	1,881	7.00
Leverage	2,632	8.20	n/a	n/a	1,283	4.00
Risk-weighted assets	26,866
FNBPA
Total capital	3,039	11.34%	2,681	10.00%	2,815	10.50%
Tier 1 capital	2,841	10.60	2,144	8.00	2,279	8.50
Common equity tier 1	2,761	10.30	1,742	6.50	1,876	7.00
Leverage	2,841	8.87	1,601	5.00	1,281	4.00
Risk-weighted assets	26,806
(1) Reflects the well-capitalized standard under Regulation Y for F.N.B. Corporation and the prompt corrective action framework for FNBPA.

In accordance with Basel III Capital Rules, the minimum capital requirements plus capital conservation buffer, which are presented for each period above, represent the minimum requirements needed to avoid limitations on distributions of dividends and certain discretionary bonus payments.
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2019 Annual Report on Form 10-K as filed with the SEC on February 27, 2020. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to us or across the financial services industry.

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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.  On February 24, 2020, we completed a senior debt offering whereby we issued $300.0 million aggregate principal amount of 2.20% senior notes due in 2023. The proceeds from this transaction is for general corporate purposes and was the primary factor resulting in an increase in our Months of Cash on Hand (MCH) liquidity metric as shown below.
During March, management incorporated potential liquidity impacts related to COVID-19 into our daily analysis. Management concluded that our cash levels remain appropriate given the current market environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and MCH. The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand.
The LCR and MCH ratios are presented in the following table:
TABLE 18

	March 31, 2020	December 31, 2019	Internal limit
Liquidity coverage ratio	1.8 times	2.2 times	> 1 time
Months of cash on hand	16.2 months	15.2 months	> 12 months
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $24.7 billion at March 31, 2020, a decrease of $40.1 million, or 0.6% annualized, from December 31, 2019. Total non-interest-bearing demand deposit accounts grew by $127.8 million, or 8.1% annualized, and interest-bearing demand decreased by $40.3 million, or 1.5% annualized. Savings account balances increased $38.7 million, or 6.0% annualized. Time deposits declined $166.2 million, or 14.1% annualized.
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

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 19

(dollars in millions)	March 31, 2020	December 31, 2019
Unused wholesale credit availability	$11,953	$11,154
Unused wholesale credit availability as a % of FNBPA assets	34.2%	32.3%
Salable unpledged government and agency securities	$1,574	$1,788
Salable unpledged government and agency securities as a % of FNBPA assets	4.5%	5.2%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2020 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio improved to (0.2)% as of March 31, 2020 from (0.3)% as of December 31, 2019. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 20

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$626	$1,161	$1,525	$2,763	$6,075
Investments	319	241	370	636	1,566
	945	1,402	1,895	3,399	7,641
Liabilities
Non-maturity deposits	197	393	590	1,180	2,360
Time deposits	285	481	690	1,674	3,130
Borrowings	1,429	16	416	348	2,209
	1,911	890	1,696	3,202	7,699
Period Gap (Assets - Liabilities)	$(966)	$512	$199	$197	$(58)
Cumulative Gap	$(966)	$(454)	$(255)	$(58)
Cumulative Gap to Total Assets	(2.8)%	(1.3)%	(0.7)%	(0.2)%
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
The following repricing gap analysis as of March 31, 2020 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 21

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$11,305	$943	$913	$1,698	$14,859
Investments	319	259	491	629	1,698
	11,624	1,202	1,404	2,327	16,557
Liabilities
Non-maturity deposits	7,602	—	—	—	7,602
Time deposits	380	481	688	1,670	3,219
Borrowings	2,404	1,232	250	67	3,953
	10,386	1,713	938	1,737	14,774
Off-balance sheet	300	1,155	(150)	(100)	1,205
Period Gap (assets – liabilities + off-balance sheet)	$1,538	$644	$316	$490	$2,988
Cumulative Gap	$1,538	$2,182	$2,498	$2,988
Cumulative Gap to Assets	5.0%	7.1%	8.2%	9.8%
The twelve-month cumulative repricing gap to total assets was 9.8% and 7.0% as of March 31, 2020 and December 31, 2019, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at March 31, 2020 compared to December 31, 2019, is primarily related to growth and changes in the mix of loans, deposits and borrowings as follows. Strong commercial and industrial loan growth, a portion of which was swapped to adjustable rates and the increased cash flow from the loan and investment portfolios, were partially offset by growth in and repricing of certain interest-bearing non-maturity deposit balances and the funding of long-term FHLB advances. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of March 31, 2020. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 22

	March 31, 2020	December 31, 2019	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	11.4%	6.5%	n/a
+ 200 basis points	7.8	4.6	(5.0)%
+ 100 basis points	3.8	2.5	(5.0)
- 100 basis points (1)	(5.4)	(4.1)	(5.0)
Economic value of equity:
+ 300 basis points	(0.3)	(2.0)	(25.0)
+ 200 basis points	0.6	(0.5)	(15.0)
+ 100 basis points	0.8	0.2	(10.0)
- 100 basis points	(5.0)	(3.8)	(10.0)
(1) Shows the impact of a full 1-month LIBOR down 100 basis points at March 31, 2020.
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 2.1% at March 31, 2020 and 1.5% at December 31, 2019. The corresponding metrics for a -100 basis point Rate Ramp are (2.7)% and (2.0)% at March 31, 2020 and December 31, 2019, respectively.

Our strategy is generally to manage to a neutral interest rate risk position. Consistent with prior quarters, we desired to remain slightly asset-sensitive during the first three months of 2020.
There are multiple factors that influence our interest rate risk position and impact Net Interest Income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on certain deposit products and shorten the term of the certificates of deposit volumes. This continues to be an intense focus of management. Further, during the quarter, management took advantage of the shape of the yield curve to term out borrowings at rates below our overnight borrowing rate. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 59.5% and 59.1% of total loans as of March 31, 2020 and December 31, 2019, respectively, with 79.4% of these loans, or 47.3% of total loans, tied to the Prime or one-month LIBOR rates. As of March 31, 2020, the commercial swaps totaled $3.9 billion of notional principal, with $389.9 million in original notional swap principal originated during the first three months of 2020. For additional information regarding interest rate swaps, see Note 11 in this Report. The investment portfolio is also used, in part, to manage our IRR position. These purchases are fixed rate in nature in which we seek to minimize prepayment risk.

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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments: Enterprise-Wide Risk Management, Fraud Risk, Loan Review, Model Risk Management, Third-Party Risk Management, Anti-Money Laundering and Bank Secrecy Act, Community Reinvestment Act, Appraisal Review, Compliance and Information and Cyber Security. All second line of defense departments report to the Chief Risk Officer to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Enterprise-Wide Risk Management Department conducts risk and control assessments across all of our business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks enterprise-wide. The Fraud Risk Department monitors for internal and external fraud risk across all of our business and operational units. The Loan Review Department conducts independent testing of our loan risk ratings to ensure their accuracy, which is instrumental to calculating our ACL. Our Model Risk Management Department oversees validation and testing of all models used in managing risk across our company. Our Third-Party Risk Management Department ensures effective risk management and oversight of third-party relationships throughout the vendor life cycle. The Anti-Money Laundering and Bank Secrecy Act Department monitors for compliance with money laundering risk and associated regulatory compliance requirements. Our Community Reinvestment Department monitors for compliance with the requirements of the Community Reinvestment Act. The Appraisal Review Department facilitates independent ordering and review of real estate appraisals obtained for determining the value of real estate pledged as collateral for loans to customers. Our Compliance Department is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations which govern our business operations. Our Information and Cyber Security Department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cyber security controls. As discussed in more detail under the COVID-19 section of this Report, we have in place various business and emergency continuity plans to respond to different crisis and circumstances which include rapid deployment of our Crisis Management Team, Incident Management Team and Business Continuity Coordinators to activate the our plans for various type of emergency circumstance. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Each of the Risk, Audit and Credit Risk and CRA Committees of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
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
TABLE 23
Operating Net Income Available to Common Stockholders

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income available to common stockholders	$45,407	$92,117
COVID-19 expense	1,962	—
Tax benefit of COVID-19 expense	(412)	—
Branch consolidation costs	8,262	1,634
Tax benefit of branch consolidation costs	(1,735)	(343)
Operating net income available to common stockholders (non-GAAP)	$53,484	$93,408
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as branch consolidation costs and COVID-19 expense, are not organic costs to run our operations and facilities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. The COVID-19 expenses represent special Company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.
TABLE 24
Operating Earnings per Diluted Common Share

	Three Months Ended March 31,
	2020	2019
Net income per diluted common share	$0.14	$0.28
COVID-19 expense	—	—
Tax benefit of COVID-19 expense	—	—
Branch consolidation costs	0.03	0.01
Tax benefit of branch consolidation costs	(0.01)	—
Operating earnings per diluted common share (non-GAAP)	$0.16	$0.29

TABLE 25
Return on Average Tangible Common Equity

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income available to common stockholders (annualized)	$182,625	$373,586
Amortization of intangibles, net of tax (annualized)	10,610	11,146
Tangible net income available to common stockholders (annualized) (non-GAAP)	$193,235	$384,732
Average total stockholders’ equity	$4,874,467	$4,652,243
Less: Average preferred stockholders' equity	(106,882)	(106,882)
Less: Average intangibles (1)	(2,327,901)	(2,331,623)
Average tangible common equity (non-GAAP)	$2,439,684	$2,213,738
Return on average tangible common equity (non-GAAP)	7.92%	17.38%
 (1) Excludes loan servicing rights.
TABLE 26
Return on Average Tangible Assets

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net income (annualized)	$190,710	$381,737
Amortization of intangibles, net of tax (annualized)	10,610	11,146
Tangible net income (annualized) (non-GAAP)	$201,320	$392,883
Average total assets	$34,655,234	$33,390,202
Less: Average intangibles (1)	(2,327,901)	(2,331,623)
Average tangible assets (non-GAAP)	$32,327,333	$31,058,579
Return on average tangible assets (non-GAAP)	0.62%	1.26%
(1) Excludes loan servicing rights.

TABLE 27
Tangible Book Value per Common Share

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Total stockholders’ equity	$4,841,987	$4,679,959
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,326,371)	(2,329,896)
Tangible common equity (non-GAAP)	$2,408,734	$2,243,181
Ending common shares outstanding	322,674,191	324,515,913
Tangible book value per common share (non-GAAP)	$7.46	$6.91
 (1) Excludes loan servicing rights.
TABLE 28
Tangible equity to tangible assets (period-end)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Total stockholders' equity	$4,841,987	$4,679,959
Less: Intangibles(1)	(2,326,371)	(2,329,896)
Tangible equity (non-GAAP)	$2,515,616	$2,350,063
Total assets	$35,048,746	$33,695,411
Less: Intangibles(1)	(2,326,371)	(2,329,896)
Tangible assets (non-GAAP)	$32,722,375	$31,365,515
Tangible equity / tangible assets (period-end) (non-GAAP)	7.69%	7.49%
(1) Excludes loan servicing rights.
TABLE 29
Tangible common equity / tangible assets (period-end)

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Total stockholders' equity	$4,841,987	$4,679,959
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangibles (1)	(2,326,371)	(2,329,896)
Tangible common equity (non-GAAP)	$2,408,734	$2,243,181
Total assets	$35,048,746	$33,695,411
Less: Intangibles(1)	(2,326,371)	(2,329,896)
Tangible assets (non-GAAP)	$32,722,375	$31,365,515
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.36%	7.15%
 (1) Excludes loan servicing rights.

Key Performance Indicators
TABLE 30
Pre-provision net revenue to average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net interest income	$232,631	$230,593
Non-interest income	68,526	65,385
Less non-interest expense	(194,892)	(165,742)
Pre-provision net revenue (as reported) (non-GAAP)	$106,265	$130,236
Pre-provision net revenue (as reported) (annualized) (non-GAAP)	$427,395	$528,178
Adjustments:
Add: Branch consolidation costs (non-interest income)	—	1,176
Add: COVID - 19 expense (non-interest expense)	1,962	—
Add: Branch consolidation costs (non-interest expense)	8,262	458
Pre-provision net revenue (operating) (non-GAAP)	$116,489	$131,870
Pre-provision net revenue (operating) (annualized) (non-GAAP)	$468,515	$534,805
Average total shareholders’ equity	$4,874,467	$4,652,243
Less: Average preferred shareholders’ equity	(106,882)	(106,882)
Less: Average intangibles (1)	(2,327,901)	(2,331,623)
Average tangible common equity (non-GAAP)	$2,439,684	$2,213,738
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	17.52%	23.86%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	19.20%	24.16%
(1) Excludes loan servicing rights

TABLE 31
Efficiency ratio

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Non-interest expense	$194,892	$165,742
Less: Amortization of intangibles	(3,339)	(3,479)
Less: OREO expense	(1,647)	(1,069)
Less: COVID-19 expense	(1,962)	—
Less: Branch consolidation costs	(8,262)	(458)
Adjusted non-interest expense	$179,682	$160,736
Net interest income	$232,631	$230,593
Taxable equivalent adjustment	3,301	3,579
Non-interest income	68,526	65,385
Less: Net securities gains	(53)	—
Add: Branch consolidation costs	—	1,176
Adjusted net interest income (FTE) + non-interest income	$304,405	$300,733
Efficiency ratio (FTE) (non-GAAP)	59.03%	53.45%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2020, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 12 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.

ITEM 1A.	RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2019 Annual Report on Form 10-K. There were no material changes in risk factors relevant to our results of operations, financial condition or liquidity since December 31, 2019, except as discussed below.

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and U.S. economies and financial markets and could have an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branch offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.
The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the FOMC has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

•	employees, including, key executives, contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	a work stoppage, forced quarantine, or other interruption of our business;
•	unavailability of key personnel necessary to conduct our business activities;
•	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•	sustained longer-term closures of our branch lobbies or the offices of our customers;
•	declines in demand for loans and other banking services and products;
•	reduced consumer spending due to both job losses and other effects attributable to COVID-19;
•	unprecedented volatility in U.S. financial markets;
•	volatile performance of our investment securities portfolio;
•	decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our ACL and the potential for higher loan losses;
•	declines in value of collateral for loans, including real estate collateral;
•	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
•
declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that are not yet known or anticipated, may materially and adversely affect our business, financial condition and results of operations.
The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, including the financial services sector, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the geographic areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected. We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.
As a participating lender in the SBA PPP, we are subject to additional risks of litigation from FNBPA’s clients or other parties regarding FNBPA’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. FNBPA is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP along with continually evolving nature of SBA the rules, interpretations and guidelines concerning this program, exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached FNBPA regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
FNBPA also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by FNBPA, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by FNBPA, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.
Declines in the fair value of our reporting units could result in a goodwill impairment charge and negatively affect our financial condition and results of operations.
COVID-19 impacts to worldwide economic conditions and the resulting adverse effects to stock market capitalization could negatively impact the carrying amount of goodwill assets. Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory and legislative changes. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our common stock, projections of earnings, the discount rates used in the income approach to fair value and the control premium above our current stock price that an acquirer would pay to obtain control of the Company. While these factors provide some relative market information about the estimated fair value of the reporting units, they are not individually determinative and need to be evaluated in the context of the current economic environment. However, significant and sustained declines in the Company’s market capitalization or other factors could be an indication of potential goodwill impairment.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. If any estimates, market factors, or assumptions change in the future, these amounts are susceptible to impairments. For additional discussion related to goodwill, refer to Note 7. Goodwill.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2020	—	$—	—	$150,000,000
February 1 - February 29, 2020	1,023,388	11.90	1,023,388	137,807,101
March 1 - March 31, 2020	1,332,688	9.60	1,332,688	124,990,139
Total	2,356,076	10.60	2,356,076
[1] The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

On September 23, 2019, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. The repurchase program is expected to continue through the end of 2020, although we have temporarily suspended repurchase activity due to COVID-19 and the uncertainty in macroeconomic conditions. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.

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

F.N.B. Corporation

Dated:	May 7, 2020	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2020	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 7, 2020	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)