Form 10-Q
period 2020-06-30
FNB CORP/PA/
filed 2020-08-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2020
Common Stock, $0.01 Par Value	323,205,925	Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2020

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$398	$407
Interest-bearing deposits with banks	533	192
Cash and Cash Equivalents	931	599
Debt securities available for sale (amortized cost of $3,203 and $3,275; allowance for credit losses of $0)	3,301	3,289
Debt securities held to maturity (fair value of $3,162 and $3,305; allowance for credit losses of $0)	3,050	3,275
Loans held for sale (includes $95 and $41 measured at fair value) (1)	108	51
Loans and leases, net of unearned income of $141 and $1	26,162	23,289
Allowance for credit losses	(365)	(196)
Net Loans and Leases	25,797	23,093
Premises and equipment, net	332	333
Goodwill	2,262	2,262
Core deposit and other intangible assets, net	61	67
Bank owned life insurance	547	544
Other assets	1,332	1,102
Total Assets	$37,721	$34,615
Liabilities
Deposits:
Non-interest-bearing demand	$8,650	$6,384
Interest-bearing demand	12,510	11,049
Savings	2,969	2,625
Certificates and other time deposits	4,266	4,728
Total Deposits	28,395	24,786
Short-term borrowings	2,411	3,216
Long-term borrowings	1,630	1,340
Other liabilities	388	390
Total Liabilities	32,824	29,732
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 327,997,423 and 327,242,364 shares	3	3
Additional paid-in capital	4,081	4,067
Retained earnings	796	798
Accumulated other comprehensive loss	(35)	(65)
Treasury stock – 4,791,498 and 2,227,804 shares at cost	(55)	(27)
Total Stockholders’ Equity	4,897	4,883
Total Liabilities and Stockholders’ Equity	$37,721	$34,615
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest Income
Loans and leases, including fees	$245	$276	$511	$545
Securities:
Taxable	28	32	59	65
Tax-exempt	8	8	16	16
Other	—	1	1	1
Total Interest Income	281	317	587	627
Interest Expense
Deposits	35	55	84	105
Short-term borrowings	8	22	22	48
Long-term borrowings	9	10	20	13
Total Interest Expense	52	87	126	166
Net Interest Income	229	230	461	461
Provision for credit losses	30	11	78	25
Net Interest Income After Provision for Credit Losses	199	219	383	436
Non-Interest Income
Service charges	24	32	54	62
Trust services	7	7	15	14
Insurance commissions and fees	5	4	12	9
Securities commissions and fees	3	5	8	9
Capital markets income	13	10	24	16
Mortgage banking operations	17	8	16	12
Dividends on non-marketable equity securities	3	4	8	9
Bank owned life insurance	4	3	7	6
Other	1	2	2	3
Total Non-Interest Income	77	75	146	140
Non-Interest Expense
Salaries and employee benefits	94	95	198	186
Net occupancy	14	16	35	31
Equipment	16	15	32	30
Amortization of intangibles	4	3	7	7
Outside services	17	16	34	31
FDIC insurance	5	6	11	12
Bank shares and franchise taxes	4	3	8	6
Other	22	21	46	38
Total Non-Interest Expense	176	175	371	341
Income Before Income Taxes	100	119	158	235
Income taxes	16	24	27	46
Net Income	84	95	131	189
Preferred stock dividends	2	2	4	4
Net Income Available to Common Stockholders	$82	$93	$127	$185
Earnings per Common Share
Basic	$0.25	$0.29	$0.39	$0.57
Diluted	0.25	0.29	0.39	0.57
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$84	$95	$131	$189
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains arising during the period, net of tax expense of $4 and $9, $19 and $16	13	30	66	54
Derivative instruments:
Unrealized losses arising during the period, net of tax benefit of $(1) and $(4), $(11) and $(6)	(5)	(14)	(40)	(20)
Reclassification adjustment for gains included in net income, net of tax expense of $(1) and $0, $(1) and $0	2	—	3	(1)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0 and $0, $0 and $0	—	—	1	1
Other Comprehensive Income	10	16	30	34
Comprehensive Income	$94	$111	$161	$223
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended June 30, 2019
Balance at beginning of period	$107	$3	$4,052	$629	$(88)	$(23)	$4,680
Comprehensive income				95	16		111
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			(2)	(1)
Restricted stock compensation			4				4
Balance at end of period	$107	$3	$4,057	$683	$(72)	$(25)	$4,753
Three Months Ended June 30, 2020
Balance at beginning of period	$107	$3	$4,075	$754	$(45)	$(52)	$4,842
Comprehensive income				84	10		94
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(40)			(40)
Issuance of common stock		—	3			(3)	—
Restricted stock compensation			3				3
Balance at end of period	$107	$3	$4,081	$796	$(35)	$(55)	$4,897

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2019
Balance at beginning of period	$107	$3	$4,049	$576	$(106)	$(21)	$4,608
Comprehensive income				189	34		223
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(78)			(78)
Issuance of common stock		—	2			(4)	(2)
Restricted stock compensation			6				6
Balance at end of period	$107	$3	$4,057	$683	$(72)	$(25)	$4,753
Six Months Ended June 30, 2020
Balance at beginning of period	$107	$3	$4,067	$798	$(65)	$(27)	$4,883
Comprehensive income				131	30		161
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(79)			(79)
Issuance of common stock		—	3			(3)	—
Repurchase of common stock						(25)	(25)
Restricted stock compensation			11				11
Adoption of new accounting standards				(50)	—		(50)
Balance at end of period	$107	$3	$4,081	$796	$(35)	$(55)	$4,897
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$131	$189
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	5	20
Provision for credit losses	78	25
Deferred tax expense	(24)	16
Loans originated for sale	(772)	(577)
Loans sold	727	556
Net gain on sale of loans	(12)	(10)
Net change in:
Interest receivable	14	(12)
Interest payable	(2)	6
Bank owned life insurance, excluding purchases	(4)	(3)
Other, net	(299)	(297)
Net cash flows used in operating activities	(158)	(87)
Investing Activities
Net change in loans and leases, excluding sales	(2,778)	(782)
Debt securities available for sale:
Purchases	(425)	(175)
Maturities/payments	492	302
Debt securities held to maturity:
Purchases	(86)	(36)
Maturities/payments	309	209
Increase in premises and equipment	(20)	(21)
Loans sold, not originated for sale	—	110
Other, net	1	(4)
Net cash flows used in investing activities	(2,507)	(397)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	4,071	61
Time deposits	(462)	217
Short-term borrowings	(804)	(418)
Proceeds from issuance of long-term borrowings	314	940
Repayment of long-term borrowings	(25)	(227)
Repurchases of common stock	(25)	—
Other, net	11	4
Cash dividends paid:
Preferred stock	(4)	(4)
Common stock	(79)	(78)
Net cash flows provided by financing activities	2,997	495
Net Increase in Cash and Cash Equivalents	332	11
Cash and cash equivalents at beginning of period	599	488
Cash and Cash Equivalents at End of Period	$931	$499
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of June 30, 2020, we had 353 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina and Virginia.
We provide a full range of commercial banking, consumer banking and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA, founded in 1864. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and lease financing. Consumer banking provides a full line of consumer banking products and services, including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.

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
Companies in which we hold a controlling financial interest, or are a VIE in which we have the power to direct the activities of an entity that most significantly impact the entity’s economic performance and have an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE, are consolidated. For a voting interest entity, a controlling financial interest is generally where we hold more than 50% of the outstanding voting shares. VIEs in which we do not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or an obligation to absorb losses or the right to receive benefits from the VIE which could potentially be significant to the VIE are not consolidated. Investments in companies that are not consolidated are accounted for using the equity method when we have the ability to exert significant influence. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and our proportional interest in the equity investments’ earnings are included in other non-interest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to June 30, 2020 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
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
We made an accounting policy election to write-off accrued interest receivable balances by reversing interest income in accordance with our non-accrual policies instead of measuring an ACL for accrued interest receivable for all classes of financing receivables and major security types.
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
Debt Securities
Debt securities comprise a significant portion of our Consolidated Balance Sheets. Such securities can be classified as trading, HTM or AFS. As of June 30, 2020 and December 31, 2019, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
Beginning in 2020, for AFS debt securities in an unrealized loss position, we first determine whether we have the intent to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If the criteria for intent or requirement to sell is met, the security’s amortized cost is written down to fair value and the write down is charged against the ACL with any incremental impairment reported in earnings in the Provision for Credit Losses line on the Consolidated Statements of Income. For AFS debt securities that do not meet the criteria for intent or requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. We first qualitatively evaluate each security to assess whether a potential credit loss exists. If as a result of this qualitative analysis we expect to get all of our principal back, then we conclude that the present value of expected cash flows equals or exceeds its amortized cost and no credit loss exists. If it was determined a potential credit loss exists, we compare the present value of cash flows expected to be collected with our amortized cost basis to measure its value. The credit loss is recorded through ACL, limited to the amount the fair value is less than the amortized cost basis. We have made an accounting policy election for each major security type of AFS debt securities to adjust the effective interest rate used to discount expected cash flows to consider the timing of expected cash flows resulting from expected prepayments. Impairment for noncredit-related factors is recorded in OCI, net of income taxes.
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
Non-performing Loans
We place loans on non-accrual status and discontinue interest accruals on loans generally when principal or interest is due and has remained unpaid for a certain number of days or when the full amount of principal and interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans and leases are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days, though we may place a loan on non-accrual prior to these past due thresholds as warranted. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed against interest income and the amortization of deferred fees and costs is suspended. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Loans are charged-off against the ACL and recoveries of amounts previously charged-off are credited to the ACL when realized.
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

TDR classification does not include short-term assistance to borrowers who are current at the time of a natural disaster or other extreme event (e.g. floods, hurricanes and pandemics). These borrowers are considered to not be experiencing financial difficulty at the time of modification, therefore not meeting the criteria for determining TDR status. For modifications of leases related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor or the obligations of the lessee, we elected to account for these lease concessions as though enforceable rights and obligations for those concessions existed in the original contracts. We will account for these concessions as if no changes were made to the lease contract.
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

•PD: This component model is used to estimate the likelihood that a borrower will cease making payments as agreed. The major contributors to this are the borrower credit attributes and macro-economic trends.
•LGD: This component model is used to estimate the loss on a loan once a loan is in default.
•EAD: Estimates the loan balance at the time the borrower stops making payments. For all term loans, an amortization based formulaic approach is used for account level EAD estimates. We calculate EAD using a portfolio specific method in each of our revolving product portfolios.
Asset Specific / Individual Component
Loans that do not share risk characteristics are generally evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. We have elected to apply the practical expedient to measure expected credit losses of a collateral dependent asset using the fair value of the collateral, less any costs to sell.
Individual reserves are determined as follows:
•For commercial loans in default which are greater than or equal to $1.0 million, individual reserves are determined based on an analysis of the present value of the loan's expected future cash flows, the loan's observable market value, or the fair value of the collateral less costs to sell.
•For commercial and consumer loans in default which are below $1.0 million, an established LGD percentage is multiplied by the loan balance and the results are aggregated for purposes of measuring specific reserve impairment.

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

•Lending policies and procedures, including changes in policies and underwriting standards and practices for collections, write-offs, and recoveries;
•The experience, ability, and depth of lending, investment, collection, and other relevant personnel;
•The quality of the institution’s credit review function;
•Concentrations of credit or changes in the level of such concentration;
•The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters (e.g., pandemics); and
•Forecast uncertainty and imprecision.
Liability for Credit Losses on Unfunded Lending-Related Commitments
The liability (or allowance) for credit losses on lending-related commitments, such as letters of credit and unfunded loan commitments (AULC), is included in other liabilities on the Consolidated Balance Sheets. Expected credit losses are estimated over the contractual period in which we are exposed to credit risk via a contractual obligation including home equity lines of credit. We do not reserve for other obligations which are unconditionally cancellable by us. The AULC is adjusted through other non-interest expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Consistent with our estimation process on our loan and lease portfolio, we use a non-DCF factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller portfolios.

Purchased Credit Deteriorated Loans and Leases
We have purchased loans and leases, some of which have experienced more than insignificant credit deterioration since origination.
Beginning in 2020, we have established criteria to assess whether a purchased financial asset, or group of assets, should be accounted for as PCD on the acquisition date. The selection of which criteria to apply, or the addition of new criteria, to a specific acquisition will be based on the facts and circumstances at the time of review, as well as the availability of information supplied by the acquiree. Generally, more-than-insignificant deterioration in credit quality since origination would include risk ratings of special mention or below, inconsistency of loan payments, non-accrual status at the time of acquisition, loans modified in a TDR, in bankruptcy or for regulatory purposes.
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

NOTE 3. SECURITIES
The amortized cost and fair value of AFS debt securities for the current period are as follows. There was no ACL in the AFS portfolio during the six months ended June 30, 2020. Accrued interest receivable on AFS debt securities totaled $7.1 million at June 30, 2020 and is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
June 30, 2020
U.S. Treasury	$300	$—	$—	$300
U.S. government agencies	153	—	(1)	152
U.S. government-sponsored entities	155	2	—	157
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,156	44	—	1,200
Agency collateralized mortgage obligations	1,045	35	—	1,080
Commercial mortgage-backed securities	385	18	—	403
States of the U.S. and political subdivisions (municipals)	7	—	—	7
Other debt securities	2	—	—	2
Total debt securities AFS	$3,203	$99	$(1)	$3,301
The amortized cost and fair value of debt securities AFS for December 31, 2019 are as follows:
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2019
U.S. government agencies	$152	$—	$(1)	$151
U.S. government-sponsored entities	225	1	—	226
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,310	7	(3)	1,314
Agency collateralized mortgage obligations	1,234	10	(4)	1,240
Commercial mortgage-backed securities	341	6	(2)	345
States of the U.S. and political subdivisions (municipals)	11	—	—	11
Other debt securities	2	—	—	2
Total debt securities AFS	$3,275	$24	$(10)	$3,289

The amortized cost and fair value of HTM debt securities for the current period are presented in the table below. The ACL for the HTM municipal bond portfolio was $0.06 million at June 30, 2020. Accrued interest receivable on HTM debt securities totaled $13.1 million at June 30, 2020 and is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets.
TABLE 3.3

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
June 30, 2020
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	160	2	—	162
Residential mortgage-backed securities:
Agency mortgage-backed securities	893	35	—	928
Agency collateralized mortgage obligations	632	21	—	653
Commercial mortgage-backed securities	259	12	—	271
States of the U.S. and political subdivisions (municipals)	1,104	42	—	1,146
Total debt securities HTM	$3,050	$112	$—	$3,162
The amortized cost and fair value of HTM debt securities for December 31, 2019 are as follows:
TABLE 3.4

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2019
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	175	—	—	175
Residential mortgage-backed securities:
Agency mortgage-backed securities	949	8	(2)	955
Agency collateralized mortgage obligations	721	5	(6)	720
Commercial mortgage-backed securities	308	3	(2)	309
States of the U.S. and political subdivisions (municipals)	1,120	26	(2)	1,144
Total debt securities HTM	$3,275	$42	$(12)	$3,305

There were no significant gross gains or gross losses realized on securities during the six months ended June 30, 2020 or 2019.

As of June 30, 2020, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.5

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$346	$346	$123	$125
Due after one year but within five years	120	122	54	55
Due after five years but within ten years	71	71	123	126
Due after ten years	80	79	966	1,004
	617	618	1,266	1,310
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,156	1,200	893	928
Agency collateralized mortgage obligations	1,045	1,080	632	653
Commercial mortgage-backed securities	385	403	259	271
Total debt securities	$3,203	$3,301	$3,050	$3,162
Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.6

(dollars in millions)	June 30, 2020	December 31, 2019
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$4,778	$4,494
As collateral for short-term borrowings	332	285
Securities pledged as a percent of total securities	80.5%	72.8%
At June 30, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in any amount greater than 10% of stockholders’ equity.

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by surety type and length of continuous loss position:

TABLE 3.7

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
June 30, 2020
U.S. government agencies	7	$75	$—	14	$52	$(1)	21	$127	$(1)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	1	13	—	—	—	—	1	13	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	8	$88	$—	15	$54	$(1)	23	$142	$(1)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2019
U.S. government agencies	5	$48	$—	15	$61	$(1)	20	$109	$(1)
U.S. government-sponsored entities	—	—	—	6	130	—	6	130	—
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	200	(1)	24	314	(2)	37	514	(3)
Agency collateralized mortgage obligations	11	323	(1)	32	205	(3)	43	528	(4)
Commercial mortgage-backed securities	3	114	(2)	—	—	—	3	114	(2)
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	32	$685	$(4)	78	$712	$(6)	110	$1,397	$(10)

We evaluated the AFS debt securities that were in an unrealized loss position at June 30, 2020. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.
Credit Quality Indicators
We use credit ratings to help evaluate the credit quality of our HTM municipal bond portfolio. The ratings are updated quarterly with the last update on June 30, 2020. The remainder of the HTM portfolio is backed by the UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA and we have designated these securities as having zero expected credit loss, and therefore, are not subject to an estimate of expected credit loss under CECL.
Our municipal bond portfolio with a carrying amount of $1.1 billion as of June 30, 2020 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 63% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.
The credit analysis on the municipal bond portfolio is completed on each bond using:
•The bond’s credit rating;
•Credit enhancements that improve the bond’s credit rating, for example insurance; and
•Moody’s U.S. Bond Defaults and Recoveries, 1970-2018.
By using these components, we derive the expected credit loss on the general obligation bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our C&I Non-Manufacturing PD adjustment as derived through our assessment of the loan portfolio.
For the year-to-date period ending June 30, 2020, we had a provision expense of $0.01 million, with no charge-offs or recoveries. The ACL as of June 30, 2020 was $0.06 million. No other portfolios had an ACL. At June 30, 2020, there were no securities that were past due or on non-accrual.

NOTE 4. LOANS AND LEASES
The loan and lease portfolio categories were generally unchanged with the CECL adoption. Accrued interest receivable on loans and leases, which totaled $65.6 million at June 30, 2020, is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets for both periods and not included in the tables below. Upon adoption of CECL, PCD assets were adjusted to reflect the addition of a $50.3 million ACL and a remaining noncredit discount of $110.0 million included in the amortized cost.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	June 30, 2020	December 31, 2019
Commercial real estate	$9,305	$8,960
Commercial and industrial	7,709	5,308
Commercial leases	497	432
Other	40	21
Total commercial loans and leases	17,551	14,721
Direct installment	1,947	1,821
Residential mortgages	3,520	3,374
Indirect installment	1,767	1,922
Consumer lines of credit	1,377	1,451
Total consumer loans	8,611	8,568
Total loans and leases, net of unearned income	$26,162	$23,289

The loans and leases portfolio categories are comprised of the following where in each case the loss given default is dependent on the nature and value of the respective collateral:

•Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties where rents received by our borrowers from their tenant(s) on both a property and global basis are the primary default risk drivers, including rents paid by stand-alone business customers for owner-occupied properties;
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers;
•Commercial leases consist of leases for new or used equipment where the borrower's cash flow from operations is the primary default risk driver;
•Other is comprised primarily of credit cards and mezzanine loans where the borrower's cash flow from operations is the primary default risk driver;
•Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans where the primary default risk driver is the borrower's employment status and income;
•Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties where the primary default risk driver is the borrower's employment status and income;
•Indirect installment is comprised of loans originated by approved third parties and underwritten by us, primarily automobile loans where the primary default risk driver is the borrower's employment status and income; and
•Consumer lines of credit include home equity lines of credit and consumer lines of credit that are either unsecured or secured by collateral other than home equity where the primary default risk driver is the borrower's employment status and income.

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
The following table shows certain information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	June 30, 2020	December 31, 2019
Commercial real estate:
Percent owner-occupied	29.0%	30.6%
Percent non-owner-occupied	71.0	69.4

Paycheck Protection Program

The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCEA Act) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCEA Act authorized an additional $320 billion of funding for PPP loans.
PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. Loans closed prior to June 5 2020, carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred until after a forgiveness determination is made, if submitted within ten months of the end of the loan forgiveness covered period. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. This fee is recognized in interest income over the contractual life of the loan under the effective yield method. On June 5, 2020, the President signed the Paycheck Protection Flexibility Act permitting a lender to extend a PPP loan up to a 5-year term by mutual agreement of the lender and borrower; it gives the borrower 24 weeks to distribute the funds, and a borrower can remain eligible for loan forgiveness by using at least 60% of the funds for payroll costs. The SBA announced that lenders will have 60 days to review PPP loan forgiveness applications and that the SBA will remit the forgiveness payments within 90 days of receipt of approved forgiveness applications. The SBA has also stated that it will commence the loan forgiveness process on August 10, 2020.

As of June 30, 2020, there were approximately $2.5 billion of PPP net loans outstanding. PPP loan balances are included in the commercial and industrial category. Loan origination fees or costs, premiums or discounts are deferred and amortized over the contractual term of the loan or loan commitment period as an adjustment to the related loan yield. Given the 100% guarantee by the SBA, there is reduced risk of loss to us on these loans.

Credit Quality
Management monitors the credit quality of our loan portfolio using several performance measures based on payment activity and borrower performance. We use an internal risk rating assigned to a commercial loan or lease at origination, summarized below.

TABLE 4.3

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
During the first quarter of 2020, the World Health Organization declared COVID-19 a pandemic. Subsequent to that declaration, the U.S. declared a national emergency concerning the COVID-19 contagion and certain states and local governments within our market footprint have likewise declared emergency conditions that have resulted in orders and guidelines that prohibited or imposed significant restriction on the operations of non-essential businesses. Interagency guidance was released to encourage bankers to work with their customers to provide some relief through loan modifications or other temporary concessions. We have been working with borrowers during the first half of 2020 to provide them with certain relief that falls within this guidance and within our underwriting standards. Therefore, for any payment or interest deferrals and modifications relating to COVID-19 for borrowers who were in good standing before COVID-19, they are not included in any past due, non-accrual, or TDR data presented in the following tables.

The following table summarizes designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 4.4

(in millions)
June 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$760	$1,848	$1,320	$1,209	$1,056	$2,350	$192	$8,735
Special Mention	2	10	43	51	44	159	3	312
Substandard	—	3	12	47	59	132	5	258
Total commercial real estate	762	1,861	1,375	1,307	1,159	2,641	200	9,305
Commercial and Industrial:
Risk Rating:
Pass	3,249	1,169	727	453	162	420	1,113	7,293
Special Mention	5	20	59	31	16	31	61	223
Substandard	1	18	26	20	6	36	86	193
Total commercial and industrial	3,255	1,207	812	504	184	487	1,260	7,709
Commercial Leases:
Risk Rating:
Pass	122	159	105	67	9	6	—	468
Special Mention	9	1	4	4	2	2	—	22
Substandard	1	2	2	1	1	—	—	7
Total commercial leases	132	162	111	72	12	8	—	497
Other Commercial:
Risk Rating:
Pass	—	—	—	—	—	3	36	39
Substandard	—	—	—	—	—	1	—	1
Total other commercial	—	—	—	—	—	4	36	40
Total commercial	4,149	3,230	2,298	1,883	1,355	3,140	1,496	17,551

CONSUMER
Direct Installment:
Current	355	406	251	177	206	534	—	1,929
Past due	—	—	1	1	2	14	—	18
Total direct installment	355	406	252	178	208	548	—	1,947
Residential Mortgages:
Current	544	864	433	498	402	748	1	3,490
Past due	—	3	2	3	3	19	—	30
Total residential mortgages	544	867	435	501	405	767	1	3,520
Indirect Installment:
Current	199	571	595	242	104	45	—	1,756
Past due	1	3	3	2	1	1	—	11
Total indirect installment	200	574	598	244	105	46	—	1,767
Consumer Lines of Credit:
Current	3	9	12	5	6	131	1,198	1,364
Past due	—	—	—	—	—	12	1	13
Total consumer lines of credit	3	9	12	5	6	143	1,199	1,377
Total consumer	1,102	1,856	1,297	928	724	1,504	1,200	8,611
Total loans and leases	$5,251	$5,086	$3,595	$2,811	$2,079	$4,644	$2,696	$26,162

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
The following tables present the December 31, 2019 summary of our commercial loans and leases by credit quality category segregated by loans and leases originated and loans acquired:
TABLE 4.5

	Commercial Loan and Lease Credit Quality Categories
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
December 31, 2019
Commercial real estate	$6,821	$171	$121	$1	$7,114
Commercial and industrial	4,768	149	144	2	5,063
Commercial leases	423	3	6	—	432
Other	20	—	1	—	21
Total originated commercial loans and leases	$12,032	$323	$272	$3	$12,630
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$1,603	$116	$127	$—	$1,846
Commercial and industrial	201	19	25	—	245
Total commercial loans acquired in a business combination	$1,804	$135	$152	$—	$2,091
Following is a table showing the December 31, 2019 consumer loans by payment status:
TABLE 4.6

	Consumer Loan Credit Quality by Payment Status
(in millions)	Performing	Non- Performing	Total
Originated Loans
December 31, 2019
Direct installment	$1,745	$13	$1,758
Residential mortgages	2,978	17	2,995
Indirect installment	1,919	3	1,922
Consumer lines of credit	1,086	6	1,092
Total originated consumer loans	$7,728	$39	$7,767
Loans Acquired in a Business Combination
December 31, 2019
Direct installment	$63	$—	$63
Residential mortgages	379	—	379
Consumer lines of credit	358	1	359
Total consumer loans acquired in a business combination	$800	$1	$801

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 4.7

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
June 30, 2020
Commercial real estate	$18	$—	$77	$95	$9,210	$9,305	$22
Commercial and industrial	11	—	58	69	7,640	7,709	3
Commercial leases	1	—	3	4	493	497	—
Other	1	—	1	2	38	40	—
Total commercial loans and leases	31	—	139	170	17,381	17,551	25
Direct installment	4	1	10	15	1,932	1,947	—
Residential mortgages	17	3	13	33	3,487	3,520	—
Indirect installment	7	1	2	10	1,757	1,767	—
Consumer lines of credit	5	2	6	13	1,364	1,377	—
Total consumer loans	33	7	31	71	8,540	8,611	—
Total loans and leases	$64	$7	$170	$241	$25,921	$26,162	$25

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2019
Commercial real estate	$10	$—	$26	$36	$7,078	$7,114
Commercial and industrial	9	—	28	37	5,026	5,063
Commercial leases	5	—	1	6	426	432
Other	—	—	1	1	20	21
Total commercial loans and leases	24	—	56	80	12,550	12,630
Direct installment	7	1	7	15	1,743	1,758
Residential mortgages	12	2	8	22	2,973	2,995
Indirect installment	15	1	3	19	1,903	1,922
Consumer lines of credit	5	1	3	9	1,083	1,092
Total consumer loans	39	5	21	65	7,702	7,767
Total originated loans and leases	$63	$5	$77	$145	$20,252	$20,397

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount) Premium	Total Loans
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$12	$28	$3	$43	$1,942	$(139)	$1,846
Commercial and industrial	2	3	—	5	259	(19)	245
Total commercial loans	14	31	3	48	2,201	(158)	2,091
Direct installment	3	—	—	3	60	—	63
Residential mortgages	8	4	—	12	382	(15)	379
Consumer lines of credit	7	2	1	10	357	(8)	359
Total consumer loans	18	6	1	25	799	(23)	801
Total loans acquired in a business combination	$32	$37	$4	$73	$3,000	$(181)	$2,892

(1) Prior to the adoption of CECL on January 1, 2020, loans acquired in a business combination were considered performing upon acquisition, regardless of whether the customer was contractually delinquent, if we could reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, we did not consider acquired contractually delinquent loans to be non-accrual or non-performing and continued to recognize interest income on these loans using the accretion method. After the adoption of CECL on January 1, 2020, loans acquired in a business combination are considered non-accrual or non-performing when, due to credit deterioration or other factors, we determine we are no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. We do not recognize interest income on loans acquired in a business combination considered non-accrual or non-performing.
(2) Past due information for loans acquired in a business combination is based on the contractual balance outstanding at December 31, 2019.

Following is a summary of non-performing assets:
TABLE 4.8

(dollars in millions)	June 30, 2020	December 31, 2019
Non-accrual loans	$170	$81
Troubled debt restructurings	—	22
Total non-performing loans	170	103
Other real estate owned	21	26
Total non-performing assets	$191	$129
Asset quality ratios:
Non-performing loans / total loans and leases	0.65%	0.44%
Non-performing assets + 90 days past due + OREO / total loans and leases + OREO	0.75%	0.73%
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $2.9 million at June 30, 2020 and $3.3 million at December 31, 2019. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at June 30, 2020 and December 31, 2019 totaled $0.1 million and $9.2 million, respectively.
Approximately $73 million of commercial loans are collateral dependent at June 30, 2020. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Troubled Debt Restructurings
TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Consistent with the CARES Act and interagency guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. As of June 30, 2020, we had $2.4 billion in loans that have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic. Also, consistent with the CARES Act and the interagency guidelines, such modifications are not included in our TDR totals.
Following is a summary of the composition of total TDRs:
TABLE 4.9

(in millions)	June 30, 2020	December 31, 2019
Accruing	$63	$41
Non-accrual	34	15
Total TDRs	$97	$56

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the six months ended June 30, 2020, we returned to accruing status $6.1 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL included specific reserves for commercial TDRs and pooled reserves for individually analyzed loans under $1.0 million based on loan segment loss given default. Our ACL includes specific reserves for commercial TDRs of $1.6 million at both June 30, 2020 and December 31, 2019, and pooled reserves for individual loans of $3.4 million and $0.8 million for those same periods, respectively, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment loss given default. Our ACL included pooled reserves for these classes of loans of $5.0 million for June 30, 2020 and $4.1 million for December 31, 2019. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 4.10

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	11	$5	$5	16	$6	$5
Commercial and industrial	9	2	1	16	3	2
Other	—	—	—	1	—	—
Total commercial loans	20	7	6	33	9	7
Direct installment	19	1	1	38	3	3
Residential mortgages	2	1	1	16	2	2
Consumer lines of credit	13	—	—	28	1	1
Total consumer loans	34	2	2	82	6	6
Total	54	$9	$8	115	$15	$13

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	11	$3	$4	12	$4	$4
Commercial and industrial	2	4	3	13	5	4
Total commercial loans	13	7	7	25	9	8
Direct installment	14	1	1	32	1	1
Residential mortgages	7	—	—	10	1	1
Consumer lines of credit	7	—	—	14	—	—
Total consumer loans	28	1	1	56	2	2
Total	41	$8	$8	81	$11	$10
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.11

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	4	$1	8	$3
Commercial and industrial	1	—	2	—
Total commercial loans	5	1	10	3
Direct installment	3	$—	7	$—
Residential mortgages	1	—	2	—
Consumer lines of credit	2	—	2	—
Total consumer loans	6	—	11	—
Total	11	$1	21	$3

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold.
TABLE 4.12

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	1	$—
Total commercial loans	—	—	1	—
Direct installment	—	—	3	—
Residential mortgages	—	—	1	—
Consumer lines of credit	—	—	1	—
Total consumer loans	—	—	5	—
Total	—	$—	6	$—

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

NOTE 5. ALLOWANCE FOR CREDIT LOSSES
Beginning January 1, 2020, the former incurred loss method was replaced with the CECL method to calculate the estimated loan loss. The ACL addresses credit losses expected in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the Consolidated Balance Sheets. Loan and lease losses are charged off against the ACL, with recoveries of amounts previously charged off credited to the ACL. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the appropriate level of the ACL. Included in Table 5.1 is the impact to the ACL from our CECL (ASC 326) adoption on January 1, 2020. All prior periods are presented using the incurred loss method which was the accounting method in place at the time of the respective financial statements.

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2020
Commercial real estate	$152	$(3)	$1	$(2)	$13	$163
Commercial and industrial	88	(4)	1	(3)	13	98
Commercial leases	13	—	—	—	4	17
Other	1	(1)	—	(1)	1	1
Total commercial loans and leases	254	(8)	2	(6)	31	279
Direct installment	26	—	—	—	(1)	25
Residential mortgages	31	—	—	—	2	33
Indirect installment	21	(2)	1	(1)	(3)	17
Consumer lines of credit	11	(1)	—	(1)	1	11
Total consumer loans	89	(3)	1	(2)	(1)	86
Total allowance for credit losses on loans and leases	$343	$(11)	$3	$(8)	$30	$365

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial ACL on PCD Loans	Balance at End of Period
Six Months Ended June 30, 2020
Commercial real estate	$60	$(5)	$5	$—	$25	$38	$40	$163
Commercial and industrial	53	(8)	2	(6)	39	8	4	98
Commercial leases	11	—	—	—	6	—	—	17
Other	9	(2)		(2)	3	(9)	—	1
Total commercial loans and leases	133	(15)	7	(8)	73	37	44	279
Direct installment	13	(1)	—	(1)	2	10	1	25
Residential mortgages	22	—	—	—	1	6	4	33
Indirect installment	19	(5)	2	(3)	(1)	2	—	17
Consumer lines of credit	9	(2)	—	(2)	3	—	1	11
Total consumer loans	63	(8)	2	(6)	5	18	6	86
Total allowance on loans and leases	$196	$(23)	$9	$(14)	$78	$55	$50	$365

This expected loss model takes into consideration the expected losses over the life of the loan at the time the loan is originated versus the incurred loss model under the prior standard. At the time of CECL adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCI loan balances and the ACL of $50 million. Included in the CECL adoption impact was an increase to our AULC of $10 million. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and

•the historical through the cycle mean was calculated using an expanded period to include a prior recessionary period.
COVID-19 Impacts
Starting in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we are utilizing a third-party recessionary macroeconomic forecast scenario for ACL modeling purposes. This scenario captures forecasted macroeconomic variables as of June 11, 2020 to ensure our ACL calculation considers the most recently available macroeconomic data in a quickly evolving environment at quarter-end. Macroeconomic variables that we utilized from this scenario include but are not limited to: (i) GDP, which reflects a contraction of up to 12.0% from the beginning of 2020 with average annual increases not occurring until mid-2021, (ii) the Dow Jones Industrial Average, which remains below peak levels throughout the R&S forecast period, (iii) unemployment, which averages 11% over the R&S forecast period and (iv) the Volatility Index, which remains elevated in 2020 before declining to pre-pandemic levels in 2021.

The ACL of $365.0 million at June 30, 2020 increased $169.1 million, or 86.3%, from December 31, 2019 and reflects the Day 1 CECL adoption increase to the ACL of $105.3 million on January 1, 2020. Our ending ACL coverage ratio at June 30, 2020 was 1.40%. Total provision for credit losses for the three months ended June 30, 2020 was $30.2 million and included an estimated $17.1 million of incremental provision due to the COVID-19 related impacts on our ACL modeling results. Net charge-offs were $8.5 million during the three months ended June 30, 2020, compared to $9.0 million during the three months ended June 30, 2019, with the decrease primarily due to lower consumer charge-offs. Total provision for credit losses for the six months ended June 30, 2020 was $78.0 million and included an estimated $55.0 million of incremental provision due to the COVID-19 related impacts on our ACL modeling results. Net charge-offs were $14.2 million during the six months ended June 30, 2020, compared to $16.6 million during the six months ended June 30, 2019, with the decrease primarily due to higher commercial recoveries in the current period.

Following is a summary of changes in the ACL, by loan and lease class:

TABLE 5.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2019
Commercial real estate	$57	$(1)	$1	$—	$4	$61
Commercial and industrial	52	(3)	1	(2)	2	52
Commercial leases	8	—	—	—	1	9
Other	2	(1)	—	(1)	—	1
Total commercial loans and leases	119	(5)	2	(3)	7	123
Direct installment	12	—	—	—	1	13
Residential mortgages	19	(1)	—	(1)	2	20
Indirect installment	17	(2)	1	(1)	2	18
Consumer lines of credit	10	(1)	—	(1)	—	9
Total consumer loans	58	(4)	1	(3)	5	60
Total allowance for credit losses on originated loans and leases	177	(9)	3	(6)	12	183
Purchased credit-impaired loans	1	—	—	—	—	1
Other acquired loans	8	(4)	1	(3)	(1)	4
Total allowance for credit losses on acquired loans	9	(4)	1	(3)	(1)	5
Total allowance for credit losses	$186	$(13)	$4	$(9)	$11	$188
Six Months Ended June 30, 2019
Commercial real estate	$55	$(2)	$1	$(1)	$7	$61
Commercial and industrial	49	(4)	2	(2)	5	52
Commercial leases	8	—	—	—	1	9
Other	2	(2)	—	(2)	1	1
Total commercial loans and leases	114	(8)	3	(5)	14	123
Direct installment	14	(1)	—	(1)	—	13
Residential mortgages	20	(1)	—	(1)	1	20
Indirect installment	15	(5)	2	(3)	6	18
Consumer lines of credit	10	(1)	—	(1)	—	9
Total consumer loans	59	(8)	2	(6)	7	60
Total allowance on originated loans and leases	173	(16)	5	(11)	21	183
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(7)	1	(6)	4	4
Total allowance on loans acquired in a business combination	7	(7)	1	(6)	4	5
Total allowance for credit losses	$180	$(23)	$6	$(17)	$25	$188

Following is a summary of the individual and collective ACL and corresponding loan and lease balances by class:
TABLE 5.3

	Allowance for Credit Losses		Loans and Leases Outstanding
(in millions)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2019
Commercial real estate	$2	$58	$7,114	$13	$7,101
Commercial and industrial	2	51	5,063	17	5,046
Commercial leases	—	11	432	—	432
Other	—	2	21	—	21
Total commercial loans and leases	4	122	12,630	30	12,600
Direct installment	—	13	1,758	—	1,758
Residential mortgages	—	22	2,995	—	2,995
Indirect installment	—	19	1,922	—	1,922
Consumer lines of credit	—	9	1,092	—	1,092
Total consumer loans	—	63	7,767	—	7,767
Total	$4	$185	$20,397	$30	$20,367

The above table excludes loans acquired in a business combination that were pooled into groups of loans for evaluating impairment.
NOTE 6. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	June 30, 2020	December 31, 2019
Mortgage loans sold with servicing retained	$4,663	$4,686

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Mortgage loans sold with servicing retained	$416	$406	$676	$583
Pretax net gains resulting from above loan sales (1)	15	9	22	13
Mortgage servicing fees (1)	3	3	6	5
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.

Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$34.9	$36.4	$42.6	$36.8
Additions	4.0	4.3	6.5	6.3
Payoffs and curtailments	(4.0)	(0.8)	(5.9)	(1.3)
Impairment charge	(0.3)	(1.3)	(8.0)	(2.6)
Amortization	(0.6)	(0.6)	(1.2)	(1.2)
Balance at end of period	$34.0	$38.0	$34.0	$38.0
Fair value, beginning of period	$34.9	$40.3	$45.0	$41.1
Fair value, end of period	34.0	39.8	34.0	39.8
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	June 30, 2020	December 31, 2019
Weighted average life (months)	60.8	78.9
Constant prepayment rate (annualized)	14.9%	10.6%
Discount rate	9.7%	9.7%
Effect on fair value due to change in interest rates:
+0.25%	$2	$3
+0.50%	5	5
-0.25%	(2)	(3)
-0.50%	(3)	(5)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $9.6 million valuation allowance for MSRs as of June 30, 2020, compared to $1.5 million at December 31, 2019.

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
In connection with the preparation of the second quarter 2020 financial statements, we concluded that it was more likely than not that the fair value of our Community Banking reporting unit was below its carrying amount due to a sustained decline in bank stock valuations, which was primarily attributable to the systemic near-term uncertainty of COVID-19 and its full impact on the global economy causing an unprecedented shock in interest rates and equity valuations. Therefore, we performed an interim quantitative assessment of our Community Banking reporting unit as of June 30, 2020. Factors considered in the interim quantitative analysis included: the uncertainty due to the COVID-19 pandemic on our customers and our businesses and revisions to our 2020 annual operating plan due to the COVID-19 pandemic, which established revised expectations and priorities for the remainder of 2020 in response to current market factors, such as lower revenue growth and net interest margin expectations.
The June 30, 2020 interim quantitative assessment for our Community Banking reporting unit, with $2.2 billion of allocated goodwill, resulted in an excess fair value over its carrying amount of less than 5%. Based on the results of the interim quantitative impairment assessments, there were no impairments for the periods presented. Although not impaired, the fair value of our Community Banking reporting unit declined since the last interim qualitative assessment at March 31, 2020. As margins for fair value over carrying amount decline, the risk of future impairment increases if any assumptions, estimates, or market factors change in the future.
Other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this annual test in 2019 and determined that our other intangible assets are not impaired. There were no impairment indicators for other intangible assets as of June 30, 2020.

NOTE 8. OPERATING LEASES

We have operating leases primarily for certain branches, office space, land, and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of June 30, 2020, we had operating lease right-of-use assets and operating lease liabilities of $120.1 million and $127.6 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2020, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $25 million in right-of-use assets and other liabilities. These operating leases are currently expected to commence in 2020 with lease terms of 6 years to 16 years.
The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2020	2019	2020	2019
Operating lease cost	$6	$7	$13	$14
Variable lease cost	1	1	2	2
Total lease cost	$7	$8	$15	$16

Other information related to leases is as follows:
TABLE 8.2

	Six Months Ended June 30,
(dollars in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13	$13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4	4
Weighted average remaining lease term (years):
Operating leases	9.59	8.73
Weighted average discount rate:
Operating leases	2.9%	3.1%
Maturities of operating lease liabilities were as follows:
TABLE 8.3

(in millions)	June 30, 2020
2020	$13
2021	23
2022	18
2023	14
2024	13
Later years	67
Total lease payments	148
Less: imputed interest	(20)
Present value of lease liabilities	$128

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

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which we hold an interest, but are not the primary beneficiary, at June 30, 2020 and December 31, 2019.
TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2020
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	113	42	113
Other investments	31	10	31
Total	$145	$118	$144
December 31, 2019
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	120	60	120
Other investments	33	10	33
Total	$154	$136	$153
(1) Represents our investment in unconsolidated subsidiaries.

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
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.2

(in millions)	June 30, 2020	December 31, 2019
Proportional amortization method investments included in other assets	$67	$55
Equity method investments included in other assets	4	5
Total LIHTC investments included in other assets	$71	$60
Unfunded LIHTC commitments	$42	$60
The following table summarizes the impact of these LIHTC investments on specific line items of our Consolidated Statements of Income:
TABLE 9.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Non-interest income:
Amortization of tax credit investments under equity method, net of tax benefit	$1	$1	$1	$1
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$3	$2	$6	$4
Low-income housing tax credits	(3)	(2)	(6)	(4)
Other tax benefits related to tax credit investments	(1)	(1)	(2)	(1)
Total provision for income taxes	$(1)	$(1)	$(2)	$(1)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, and other equity method investments.

NOTE 10. BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	June 30, 2020	December 31, 2019
Securities sold under repurchase agreements	$344	$278
Federal Home Loan Bank advances	1,955	2,255
Federal funds purchased	—	575
Subordinated notes	112	108
Total short-term borrowings	$2,411	$3,216
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of June 30, 2020 or December 31, 2019. At June 30, 2020, $1.8 billion, or 89.8%, of the short-term FHLB advances were swapped to a fixed rate with maturities ranging from 2020 through 2024. This compares to $1.5 billion, or 64.5%, as of December 31, 2019.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	June 30, 2020	December 31, 2019
Federal Home Loan Bank advances	$930	$935
Senior notes	298	—
Subordinated notes	87	90
Junior subordinated debt	66	66
Other subordinated debt	249	249
Total long-term borrowings	$1,630	$1,340
Our banking affiliate has available credit with the FHLB of $8.2 billion, of which $2.9 billion was utilized as of June 30, 2020. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2022. Effective interest rates paid on the long-term advances ranged from 0.33% to 2.71% for the six months ended June 30, 2020 and 1.62% to 2.71% for the year ended December 31, 2019.
During the first quarter of 2020, we completed a debt offering in which we issued $300 million aggregate principal amount of senior notes due in 2023. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $297.9 million. These proceeds were used for general corporate purposes, which included investments at the holding company level, capital to support the growth of FNBPA, repurchase of our common shares and refinancing of outstanding indebtedness.
The following table provides information relating to our senior debt and other subordinated debt as of June 30, 2020. These debt issuances are fixed-rate, with the exception of the debt offering in 2019, which is fixed-to-floating rate after February 14, 2024, at which time the floating rate will be LIBOR plus 240 basis points. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (2)	Carrying Value	Stated Maturity Date	Interest Rate
2.20% Senior Notes due February 24, 2023	$300	$298	$298	2/24/2023	2.20%
4.95% Fixed-To-Floating Rate Subordinated Notes due 2029	120	118	118	2/14/2029	4.95%
4.875% Subordinated Notes due 2025	100	98	99	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (1)	38	46	32	8/12/2023	7.625%
Total	$558	$560	$547
(1) Assumed from YDKN and adjusted to fair value at the time of acquisition.
(2) After deducting underwriting discounts and commissions and offering costs. For the debt assumed from YDKN, this is the fair value of the debt at the time of the acquisition.
The junior subordinated debt is comprised of the debt securities issued by FNB in relation to our unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated VIEs, and are included on the Consolidated Balance Sheets in long-term borrowings. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our Financial Statements. We record the distributions on the junior subordinated debt issued to the Trusts as interest expense.

The following table provides information relating to the Trusts as of June 30, 2020:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	1.96%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	1.63%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	1.77%	LIBOR + 146 bps
Total	$72	$3	$66

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	June 30, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,955	$4	$—	$1,655	$1	$—
Interest rate swaps – not designated	4,326	—	44	3,640	—	23
Total subject to master netting arrangements	6,281	4	44	5,295	1	23
Not subject to master netting arrangements:
Interest rate swaps – not designated	4,326	416	—	3,640	149	1
Interest rate lock commitments – not designated	453	18	—	163	3	—
Forward delivery commitments – not designated	420	1	2	195	1	1
Credit risk contracts – not designated	399	—	1	265	—	—
Total not subject to master netting arrangements	5,598	435	3	4,263	153	2
Total	$11,879	$439	$47	$9,558	$154	$25
Certain derivative exchanges have enacted a rule change which in effect results in the legal characterization of variation margin payments for certain derivative contracts as settlement of the derivatives mark-to-market exposure and not collateral. Accordingly, we have changed our reporting of certain derivatives to record variation margin on trades cleared through these exchanges as settled.  The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The fair value of interest rate swaps - not designated has increased from December 31, 2019 primarily due to the significantly lower interest rate environment since year-end.
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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(51)	$(26)	Interest income (expense)	$(4)	$2
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Six months ended June 30,
	2020		2019
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$511	$22	$545	$48
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships	—	—	—	—
Interest rate contracts	—	—	—	—
Amount of gain (loss) reclassified from AOCI into net income	1	(5)	(1)	3
Amount of gain (loss) reclassified from AOCI into income as a result of that a forecasted transaction is no longer probable of occurring	—	—	—	—
As of June 30, 2020, the maximum length of time over which forecasted interest cash flows are hedged is 4.4 years. In the twelve months that follow June 30, 2020, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $23.5 million ($18.3 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2020.

There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the six months ended June 30, 2020 and 2019, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $283.5 million as of June 30, 2020 have remaining terms ranging from one day to twenty years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.7 million at June 30, 2020 and $0.3 million at December 31, 2019. The fair values of risk participation agreements purchased and sold were $0.3 million and $0.7 million, respectively, at June 30, 2020 and $0.1 million and $0.3 million, respectively at December 31, 2019.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Six Months Ended June 30,
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.3 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
June 30, 2020
Derivative Assets
Interest rate contracts:
Designated	$4	$1	$3	$—
Total	$4	$1	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$44	$42	$2	$—
Total	$44	$42	$2	$—

December 31, 2019
Derivative Assets
Interest rate contracts:
Designated	$1	$1	$—	$—
Total	$1	$1	$—	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$23	$23	$—	$—
Total	$23	$23	$—	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	June 30, 2020	December 31, 2019
Commitments to extend credit	$9,003	$8,089
Standby letters of credit	162	150
At June 30, 2020, funding of 71.9% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC was $15.1 million at June 30, 2020 for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Note 10.
Other Legal Proceedings
In the ordinary course of business, we may assert claims in legal proceedings against another party or parties, and we are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, we are subject to governmental and regulatory examinations, information-gathering requests, and may be subject to investigations and proceedings (both formal and informal). Such threatened claims, litigation, investigations, regulatory and administrative proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. In these instances, if we determine that we have meritorious defenses, we will engage in an aggressive defense. However, if management determines, in consultation with counsel, that settlement of a matter is in the best interest of FNB and our shareholders, we may do so. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, we do not believe that judgments, sanctions, settlements or orders, if any, that may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on our financial position or liquidity, although they could have a material effect on net income in a given period.
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

NOTE 13. STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 1,988,225 and 1,128,701 restricted stock units during the six months ended June 30, 2020 and 2019, respectively, including 571,932 and 353,656 performance-based restricted stock units during those same periods, respectively. As of June 30, 2020, we had available up to 888,422 shares of common stock to issue under this Plan.

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Six Months Ended June 30,
	2020		2019
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	2,858,357	$12.56	2,556,174	$13.51
Granted	1,988,225	6.95	1,128,701	10.95
Vested	(591,880)	14.50	(649,248)	13.15
Forfeited/expired	(159,760)	13.36	(305,891)	12.74
Dividend reinvestment	104,501	8.02	51,679	11.63
Unvested units outstanding at end of period	4,199,443	9.48	2,781,415	12.60
The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Six Months Ended June 30,
	2020	2019
Stock-based compensation expense	$11	$6
Tax benefit related to stock-based compensation expense	2	1
Fair value of units vested	4	7

As of June 30, 2020, there was $16.3 million of unrecognized compensation cost related to unvested restricted stock units, including $1.2 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. Stock-based compensation expense increased $6.2 million, or 117% for the six months ended June 30, 2020, compared to the same period of 2019, as we made a change to long-term stock-based compensation vesting that resulted in accelerated grant date expense recognition for certain 2020 awards, with full expense recognition on grant date instead of recognizing the same expense amount over a 36-month vesting period. These awards are not released until the three-year service period is complete or the specified performance criteria is met over the three-year period.
The components of the restricted stock units as of June 30, 2020 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,933,049	1,266,394	4,199,443
Unrecognized compensation expense	$13	$3	$16
Intrinsic value	$22	$9	$31
Weighted average remaining life (in years)	2.03	1.53	1.88

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of June 30, 2020, we had 212,982 stock options outstanding and exercisable at a weighted average exercise price per share of $8.32, compared to 411,880 stock options outstanding and exercisable at a weighted average exercise price per share of $8.05 as of June 30, 2019.
The intrinsic value of outstanding and exercisable stock options at June 30, 2020 was $0.1 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Current income taxes:
Federal taxes	$39	$9	$46	$27
State taxes	3	1	5	3
Total current income taxes	42	10	51	30
Deferred income taxes:
Federal taxes	(26)	13	(24)	15
State taxes	—	1	—	1
Total deferred income taxes	(26)	14	(24)	16
Total income taxes	$16	$24	$27	$46
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	16.0%	19.7%	17.0%	19.5%
The effective tax rate for the six months ended June 30, 2020 and June 30, 2019 was lower than the statutory tax rate of 21% due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate in 2020 compared to 2019 is primarily due to lower pre-tax income levels and the impact from renewable energy investment tax credits realized in the second quarter of 2020.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $55.0 million and $25.1 million at June 30, 2020 and December 31, 2019, respectively.

NOTE 15. OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2020
Balance at beginning of period	$11	$(18)	$(58)	$(65)
Other comprehensive (loss) income before reclassifications	66	(40)	1	27
Amounts reclassified from AOCI	—	3	—	3
Net current period other comprehensive (loss) income	66	(37)	1	30
Balance at end of period	$77	$(55)	$(57)	$(35)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2020	2019	2020	2019
Net income	$84	$95	$131	$189
Less: Preferred stock dividends	2	2	4	4
Net income available to common stockholders	$82	$93	$127	$185
Basic weighted average common shares outstanding	323,304,237	324,950,162	323,775,973	324,796,294
Net effect of dilutive stock options, warrants and restricted stock	1,848,335	999,191	1,939,894	900,927
Diluted weighted average common shares outstanding	325,152,572	325,949,353	325,715,867	325,697,221
Earnings per common share:
Basic	$0.25	$0.29	$0.39	$0.57
Diluted	$0.25	$0.29	$0.39	$0.57

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 16.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Average shares excluded from the diluted earnings per common share calculation	40,778	—	15,301	6

NOTE 17. CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Six Months Ended June 30,
	2020	2019
(in millions)
Interest paid on deposits and other borrowings	$129	$160
Income taxes paid	—	25
Transfers of loans to other real estate owned	1	3
Loans transferred to held for sale from portfolio	—	389

NOTE 18. BUSINESS SEGMENTS
We operate in three reportable segments: Community Banking, Wealth Management and Insurance.

•The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.
•The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.
•The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

The following tables provide financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2020
Interest income	$280	$—	$—	$1	$281
Interest expense	46	—	—	6	52
Net interest income	234	—	—	(5)	229
Provision for credit losses	30	—	—	—	30
Non-interest income	65	11	5	(4)	77
Non-interest expense (1)	157	8	4	3	172
Amortization of intangibles	3	—	1	—	4
Income tax expense (benefit)	17	—	—	(1)	16
Net income (loss)	92	3	—	(11)	84
Total assets	37,598	33	36	54	37,721
Total intangibles	2,285	9	29	—	2,323
At or for the Three Months Ended June 30, 2019
Interest income	$316	$—	$—	$1	$317
Interest expense	81	—	—	6	87
Net interest income	235	—	—	(5)	230
Provision for credit losses	11	—	—	—	11
Non-interest income	61	12	4	(2)	75
Non-interest expense (1)	157	9	4	2	172
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	24	1	—	(1)	24
Net income (loss)	101	2	—	(8)	95
Total assets	33,785	27	35	56	33,903
Total intangibles	2,297	10	29	—	2,336
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2020
Interest income	$586	$—	$—	$1	$587
Interest expense	114	—	—	12	126
Net interest income	472	—	—	(11)	461
Provision for credit losses	78	—	—	—	78
Non-interest income	117	24	11	(6)	146
Non-interest expense (1)	333	18	9	4	364
Amortization of intangibles	6	—	1	—	7
Income tax expense (benefit)	29	1	—	(3)	27
Net income (loss)	143	5	1	(18)	131
Total assets	37,598	33	36	54	37,721
Total intangibles	2,285	9	29	—	2,323
At or for the Six Months Ended June 30, 2019
Interest income	$626	$—	$—	$1	$627
Interest expense	157	—	—	9	166
Net interest income	469	—	—	(8)	461
Provision for credit losses	25	—	—	—	25
Non-interest income	112	23	9	(4)	140
Non-interest expense (1)	304	18	8	4	334
Amortization of intangibles	7	—	—	—	7
Income tax expense (benefit)	47	1	—	(2)	46
Net income (loss)	198	4	1	(14)	189
Total assets	33,785	27	35	56	33,903
Total intangibles	2,297	10	29	—	2,336
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$300	$—	$—	$300
U.S. government agencies	—	152	—	152
U.S. government-sponsored entities	—	157	—	157
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,200	—	1,200
Agency collateralized mortgage obligations	—	1,080	—	1,080
Commercial mortgage-backed securities	—	403	—	403
States of the U.S. and political subdivisions (municipals)	—	7	—	7
Other debt securities	—	2	—	2
Total debt securities available for sale	300	3,001	—	3,301
Loans held for sale	—	95	—	95
Derivative financial instruments
Trading	—	416	—	416
Not for trading	—	5	18	23
Total derivative financial instruments	—	421	18	439
Total assets measured at fair value on a recurring basis	$300	$3,517	$18	$3,835
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$44	$—	$44
Not for trading	—	3	—	3
Total derivative financial instruments	—	47	—	47
Total liabilities measured at fair value on a recurring basis	$—	$47	$—	$47

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$151	$—	$151
U.S. government-sponsored entities	—	226	—	226
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,314	—	1,314
Agency collateralized mortgage obligations	—	1,240	—	1,240
Commercial mortgage-backed securities	—	345	—	345
States of the U.S. and political subdivisions (municipals)	—	11	—	11
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,289	—	3,289
Loans held for sale	—	41	—	41
Derivative financial instruments
Trading	—	149	—	149
Not for trading	—	2	3	5
Total derivative financial instruments	—	151	3	154
Total assets measured at fair value on a recurring basis	$—	$3,481	$3	$3,484
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$24	$—	$24
Not for trading	—	1	—	1
Total derivative financial instruments	—	25	—	25
Total liabilities measured at fair value on a recurring basis	$—	$25	$—	$25

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2020
Balance at beginning of period	$3	$3
Purchases, issuances, sales and settlements:
Issuances	18	18
Settlements	(3)	(3)
Balance at end of period	$18	$18
Year Ended December 31, 2019
Balance at beginning of period	$1	$1
Purchases, issuances, sales and settlements:
Issuances	3	3
Settlements	(1)	(1)
Balance at end of period	$3	$3

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2020 or 2019.
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
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2020
Collateral dependent loans	$—	$—	$31	$31
Other real estate owned	—	—	9	9
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	34	34
December 31, 2019
Impaired loans	$—	$—	$5	$5
Other real estate owned	—	—	4	4
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	30	30

Substantially all of the fair value amounts in the table above were estimated at a date during the six months or twelve months ended June 30, 2020 and December 31, 2019, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. MSRs measured at fair value on a non-recurring basis of $43.3 million had a valuation allowance of $9.6 million, bringing the June 30, 2020 carrying value to $33.8 million. The valuation allowance includes a provision expense of $8.0 million included in earnings for the six months ended June 30, 2020.
Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2020 had a carrying amount of $30.9 million, which includes an allocated ACL of $16.8 million. The ACL includes a provision applicable to the current period fair value measurements of $14.0 million, which was included in provision for credit losses for the six months ended June 30, 2020.
OREO with a carrying amount of $9.7 million was written down to $8.7 million, resulting in a loss of $1.0 million, which was included in earnings for the six months ended June 30, 2020.
Fair Value of Financial Instruments
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2020
Financial Assets
Cash and cash equivalents	$931	$931	$931	$—	$—
Debt securities available for sale	3,301	3,301	300	3,001	—
Debt securities held to maturity	3,050	3,162	—	3,162	—
Net loans and leases, including loans held for sale	25,905	25,627	—	95	25,532
Loan servicing rights	37	37	—	—	37
Derivative assets	439	439	—	421	18
Accrued interest receivable	94	94	94	—	—
Financial Liabilities
Deposits	28,395	28,450	24,129	4,321	—
Short-term borrowings	2,411	2,416	2,416	—	—
Long-term borrowings	1,630	1,616	—	—	1,616
Derivative liabilities	47	47	—	47	—
Accrued interest payable	19	19	19	—	—
December 31, 2019
Financial Assets
Cash and cash equivalents	$599	$599	$599	$—	$—
Debt securities available for sale	3,289	3,289	—	3,289	—
Debt securities held to maturity	3,275	3,305	—	3,305	—
Net loans and leases, including loans held for sale	23,144	22,930	—	41	22,889
Loan servicing rights	46	48	—	—	48
Derivative assets	154	154	—	151	3
Accrued interest receivable	109	109	109	—	—
Financial Liabilities
Deposits	24,786	24,797	20,058	4,739	—
Short-term borrowings	3,216	3,219	3,219	—	—
Long-term borrowings	1,340	1,355	—	—	1,355
Derivative liabilities	25	25	—	25	—
Accrued interest payable	21	21	21	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and six-month periods ended June 30, 2020 and 2019. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020. Our results of operations for the six months ended June 30, 2020 are not necessarily indicative of results expected for the full year.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
We make statements in this Report and may from time-to-time make other statements regarding our outlook for earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset quality levels, financial position and other matters regarding or affecting our current or future business and operations. These statements can be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve various assumptions, risks and uncertainties which can change over time. Actual results or future events may be different from those anticipated in our forward-looking statements and may not align with historical performance and events. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance upon such statements. Forward-looking statements are typically identified by words such as "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. We do not assume any duty to update forward-looking statements, except as required by federal securities laws.
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business and economic circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the FRB, UST, OCC and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of U.S. economic environment; and (iv) the impacts of tariffs or other trade policies of the U.S. or its global trading partners.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
•Competition can have an impact on customer acquisition, growth and retention, and on credit spreads, deposit gathering and product pricing, which can affect market share, deposits and revenues. Our ability to anticipate and continue to respond to technological changes and COVID-19 challenges can also impact our ability to respond to customer needs and meet competitive demands.
•Business and operating results can also be affected by widespread natural and other disasters, pandemics, including the COVID-19 pandemic crisis, dislocations, terrorist activities, system failures, security breaches, significant political events, cyberattacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.
•Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain management. These developments could include:
◦Changes resulting from a U.S. presidential administration or legislative and regulatory reforms, including changes affecting oversight of the financial services industry, consumer protection, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
◦Changes to regulations governing bank capital and liquidity standards.
◦Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. These matters may result in monetary judgments or settlements or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to FNB.
◦Results of the regulatory examination and supervision process, including our failure to satisfy requirements imposed by the federal bank regulatory agencies or other governmental agencies.

◦The impact on our financial condition, results of operations, financial disclosures and future business strategies related to the implementation of the new FASB ASU 2016-13 Financial Instruments - Credit Losses commonly referred to as the “current expected credit loss” standard, or CECL.
◦A failure or disruption in or breach of our operational or security systems or infrastructure, or those of third parties, including as a result of cyber-attacks or campaigns.
•The COVID-19 pandemic and the regulatory and governmental actions implemented in response to COVID-19 have resulted in significant deterioration and disruption in financial markets, national and local economic conditions and record levels of unemployment and could have a material impact on, among other things, our business, financial condition, results of operations or liquidity, or on our management, employees, customers and critical vendors and suppliers. In view of the many unknowns associated with the COVID-19 pandemic, our forward-looking statements continue to be subject to various conditions that may be substantially different than what we are currently expecting, including, but not limited to, a weakened U.S. economic recovery, deterioration of commercial and consumer customer fundamentals and sentiments, impairment of the recovery of the U.S. labor market. As a result, the COVID-19 outbreaks and its consequences, including responsive measures to manage it, may possibly have a material adverse impact on our business, operations and financial performance.
The risks identified here are not exclusive. Actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and Risk Management sections of our 2019 Annual Report on Form 10-K (including the MD&A section), our subsequent 2020 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. More specifically, our forward-looking statements may be subject to the evolving risks and uncertainties related to the COVID-19 pandemic and its macro-economic impact and the resulting governmental, business and societal responses to it. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 under the heading “Application of Critical Accounting Policies”. On January 1, 2020, we adopted CECL. Under the CECL methodology, the ACL represents the expected lifetime credit losses on loans and leases that we don’t expect to collect. Additionally, see our critical accounting policy on goodwill and other intangible assets.

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

The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation: a third-party macroeconomic forecast scenario; a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and the historical through-the-cycle mean calculated using an expanded period to include a prior recessionary period.

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
In connection with the preparation of the second quarter 2020 financial statements, we concluded that it was more likely than not that the fair value of our Community Banking reporting unit was below its carrying amount due to a sustained decline in bank stock valuations, which was primarily attributable to the systemic near-term uncertainty of COVID-19 and its full impact on the global economy causing an unprecedented shock in interest rates and equity valuations. Therefore, we performed an interim quantitative assessment of our Community Banking reporting unit as of June 30, 2020. Based on the results of the interim quantitative impairment assessments, there were no impairments for the periods presented. Although not impaired, the fair value of our Community Banking reporting unit declined since the last interim quantitative assessment at March 31, 2020. The June 30, 2020 interim quantitative assessment for our Community Banking reporting unit, with $2.2 billion of allocated goodwill, resulted in an excess fair value over its carrying amount of less than 5%.

As margins for fair value over carrying amount decline, the risk of future impairment increases if any assumptions, estimates, or market factors change in the future. We expect COVID-19 will continue to have a significant impact during the remainder of 2020 resulting in lower revenue growth and compressed net interest margins. Given the uncertainty related to the severity and length of the pandemic, and the impact across the financial services industry, we may be required to record impairment in the future. Any impairment charge would not affect our capital ratios, tangible common equity or liquidity position.
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

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, allowance for credit losses to loans and leases, excluding PPP, pre-provision net revenue to average tangible common equity, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.

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
Management believes charges such as branch consolidation costs and COVID-19 expenses are not organic costs to run our operations and facilities. These charges are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. The COVID-19 expenses represent special Company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.
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

FINANCIAL SUMMARY
Net income available to common stockholders for the second quarter of 2020 was $81.6 million or $0.25 per diluted common share, compared to net income available to common stockholders for the second quarter of 2019 of $93.2 million or $0.29 per diluted common share. The results for the second quarter of 2020 reflect the impact of $2.6 billion of loans originated through the PPP, as well as expenses related to COVID-19 of $2.0 million and an estimated $17.1 million of incremental provision for credit losses due to the COVID-19 related impacts on our ACL modeling results.
The COVID-19 pandemic continued to have a significant impact on our second quarter financial results, as presented in the preceding paragraph, as well as our overall operations. Our previous and ongoing investments in technology and digital platforms enabled us to quickly meet customers’ needs in the pandemic environment. The technology, as well as other measures such as our business continuity planning, helped us protect the health and safety of our employees who were there for our customers when they needed us most.
In this unprecedented and uncertain economic environment, we frequently run stress tests for a variety of economic situations, including severely adverse scenarios that have economic conditions similar to the current conditions. Under these scenarios, the results of these stress tests indicate that our regulatory capital ratios would remain above the regulatory requirements and we would be able to maintain appropriate liquidity levels, demonstrating our expected ability to continue to support our constituencies under stressful financial conditions. See the Industry Developments section of this MD&A for more detailed information on COVID-19 impacts to our business activities and results of operations.
Income Statement Highlights (Second quarter of 2020 compared to second quarter of 2019, except as noted)
•Total revenue of $305.6 million, compared to $305.2 million, up 0.1%.

•Net income available to common stockholders was $81.6 million, compared to $93.2 million, down 12.4%.

•Earnings per diluted common share were $0.25, compared to $0.29, down 13.8%.
•Net interest margin (FTE) (non-GAAP) declined 32 basis points to 2.88% from 3.20%, driven by the impact of FOMC interest rate actions. The FOMC lowered its target rate by 2.25% between July 2019 and March 2020 including lowering the target Fed Funds rate range to 0.00% to 0.25% on March 16, 2020, largely attributable to the impact of COVID-19.
•Non-interest income increased $2.8 million, or 3.7%, led by an $8.9 million, or 117.4%, increase in mortgage banking income and a $2.6 million, or 26.8%, increase in capital markets. Service charges decreased $8.1 million, or 25.4%, largely due to significantly lower transaction volumes in the COVID-19 environment. However, customer transaction volumes began to increase late in the quarter.

•Provision for credit losses of $30.2 million exceeded net charge-offs of $8.5 million and reflected COVID-19 related impacts on our ACL modeling results.
•The annualized net charge-offs to total average loans ratio improved 3 basis points to 0.13%, compared to 0.16%.
•Income tax expense decreased $7.5 million, or 32.0%, and the effective tax rate was 16.0%, compared to 19.7%, primarily due to renewable energy investment tax credits recognized during the second quarter of 2020.
•The efficiency ratio (non-GAAP) improved 73 basis points to 53.74%, compared to 54.47%.
•Return on average tangible common equity ratio (non-GAAP) was 13.84%, compared to 16.84%.
Balance Sheet Highlights (period-end balances, June 30, 2020 compared to December 31, 2019, unless otherwise indicated)
•Total assets were $37.7 billion, compared to $34.6 billion, an increase of $3.1 billion, or 9.0%, primarily due to the origination of $2.6 billion of PPP loans.
•Growth in total average loans compared to the second quarter of 2019 was $2.8 billion, or 12.5%, with average commercial loan growth of $2.8 billion, or 19.5%, primarily from PPP loan activity, and average consumer loan growth of $59.1 million, or 0.7%.
•Total average deposits grew $3.4 billion, or 14.3%, compared to the second quarter of 2019, primarily due to inflows from the PPP and government stimulus checks, in addition to organic growth in customer relationships. This includes an increase in average non-interest-bearing deposits of $2.1 billion, or 34.2%, and an increase in interest-bearing demand deposits of $2.1 billion, or 21.4%, partially offset by a decrease in average time deposits of $1.1 billion, or 19.7%, largely from a managed decline in brokered CD balances.
•The ratio of loans to deposits was 92.1%, compared to 94.0%, as deposit growth outpaced loan growth.
•Additionally, the dividend payout ratio for the second quarter of 2020 was 48.14%, compared to 42.19%.
•The ratio of the ACL to total loans and leases increased to 1.40% from 0.84% at December 31, 2019, representing the impact of CECL adoption and an estimated $55 million of incremental provision for credit losses due to the COVID-19 related impacts on our ACL modeling results in the first six months of 2020. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL loans to total loan and leases ratio (non-GAAP) equaled 1.54%, or an impact of 14 basis points.
•Tangible book value per share (non-GAAP) of $7.63 increased 7% from June 30, 2019.
•The ratio of tangible common equity to tangible assets (non-GAAP) decreased 35 basis points to 6.97%, with net PPP loan balances impacting the June 30, 2020 TCE ratio by 52 basis points. The June 30, 2020 metric also includes the Day 1 CECL adoption impact of $50.6 million, or 14 basis points, as well as incremental provision for credit losses related to the estimated impact of COVID-19 on our ACL modeling results.

TABLE 1

Quarterly Results Summary	2Q20	2Q19
Reported results
Net income available to common stockholders (millions)	$81.6	$93.2
Net income per diluted common share	0.25	0.29
Book value per common share (period-end)	14.82	14.30
Pre-provision net revenue (reported) (millions)	129.7	130.0
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	83.2	95.4
Operating net income per diluted common share	0.26	0.29
Tangible common equity to tangible assets (period-end)	6.97%	7.32%
Tangible book value per common share (period-end)	$7.63	$7.11
Pre-provision net revenue (operating) (millions)	$135.7	$132.9
Average Diluted Common Shares Outstanding (thousands)	325,153	325,949
Significant items impacting earnings[1] (millions)
Pre-tax COVID-19 expense	$(2.0)	$—
After-tax impact of COVID-19 expense	(1.6)	—
Pre-tax branch consolidation costs	—	(2.9)
After-tax impact of branch consolidation costs	—	(2.3)
Other unusual or outsized items impacting earnings[1] (millions)
Pre-tax estimated provision for COVID - impacted ACL modeling results	(17.1)	—
After-tax impact of estimated provision for COVID - impacted ACL modeling results	(13.5)	—
Pre-tax MSR impairment	(0.3)	(1.3)
After-tax MSR impairment	(0.3)	(1.0)
Total significant, unusual or outsized items pre-tax	$(19.4)	$(4.2)
Total significant, unusual or outsized items after-tax	$(15.4)	$(3.3)

Year-to-Date Results Summary	2020	2019
Reported results
Net income available to common stockholders (millions)	$127.0	$185.3
Net income per diluted common share	0.39	0.57
Pre-provision net revenue (reported) (millions)	235.9	260.2
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	136.7	188.9
Operating net income per diluted common share	0.42	0.58
Pre-provision net revenue (operating) (millions)	252.2	264.8
Average Diluted Common Shares Outstanding (thousands)	325,716	325,697
Significant items impacting earnings[1] (millions)
Pre-tax COVID-19 expense	$(4.0)	$—
After-tax impact of COVID-19 expense	(3.1)	—
Pre-tax branch consolidation costs	(8.3)	(4.5)
After-tax impact of branch consolidation costs	(6.5)	(3.6)
Other unusual or outsized items impacting earnings[1] (millions)
Pre-tax estimated provision for COVID - impacted ACL modeling results	(55.0)	—
After-tax impact of estimated provision for COVID - impacted ACL modeling results	(43.4)	—
Pre-tax MSR impairment	(8.0)	(2.6)
After-tax MSR impairment	(6.3)	(2.1)
Pre-tax change in retirement vesting of certain new 2020 stock grants	(5.6)	—
After-tax change in retirement vesting of certain new 2020 stock grants	(4.4)	—
Total significant, unusual or outsized items pre-tax	$(80.9)	$(7.1)
Total significant, unusual or outsized items after-tax	$(63.7)	$(5.7)
(1) Favorable (unfavorable) impact on earnings

Industry Developments

COVID-19
The COVID-19 pandemic has had an immense human and economic impact on the global economy. On March 22, 2020, the UST announced that financial institution employees are part of the critical infrastructure workforce and stated that these employees have a “special responsibility to maintain your normal work schedule.” As a result, financial institutions were confronted with the challenge of protecting the health and safety of their employees, while also ensuring that critical financial services such as providing consumer access to banking and lending services, maintaining core systems and the integrity and security of data, continuing the processing of payments and services, such as payment, clearing and settlement services, wholesale funding, insurance services and capital markets activities, for the duration of the pandemic crisis period.
Our crisis and risk management processes were critical to our preparedness for the COVID-19 pandemic since we had the necessary plans in place and had conducted a pandemic emergency event scenario (involving key management and operations employees) in the fourth quarter of 2019 to test the efficacy of our pandemic response plans and to improve these plans. We are well-positioned to continue to provide critical financial services to our customers through multiple channels such as interactive teller machines, automated teller machines, our mobile application, and our interactive website. We adjusted our physical retail locations by focusing on “drive up” services and closed our lobbies, reverting to “by appointment only” practices, while maintaining appropriate health, sanitization, social distancing and other safety protocols consistent with the Centers for Disease Control and Prevention (CDC) and state guidelines. Starting in July, we re-opened the majority of our branch lobbies to customers, adhering to stringent safety measures including social distancing and cleaning protocols.
We leveraged our information technology infrastructure by making accommodations to give employees the ability to work remotely where appropriate. Our executive and senior management worked rotating schedules or from remote offices or home in order to mitigate the risk of wide-spread occurrence of the COVID-19 contagion among this group. With respect to our other employees, approximately half of our workforce worked remotely. We will continue to actively monitor case levels and consider guidance from government agencies to determine when we activate further "return-to-work" schedules. Our remote and rotational working arrangements and implementation of CDC health and safety protocols have not impaired our ability to continue to operate our business. We do rely on some third parties for certain services such as armored cars for cash exchanges. At this time, we have not experienced a disruption in our core data processor system provider.
To protect our customers and communities from economic disruption, we:
•developed a formal loan deferral program and other measures to support customers who may be enduring financial hardships; and
•actively participated in the SBA PPP which, authorized financial institutions to make federally guaranteed loans that are eligible to be forgiven to qualifying small businesses and nonprofits on the terms set forth in the CARES Act and related regulations.
We continue to evaluate other COVID-19 related FRB and federal government relief and stimulus programs to determine their suitability for our customers and communities.
COVID-19 has had a significant impact on the provision for credit losses for the first half of 2020 after the adoption of CECL. The uncertainty in the market, a significant increase in unemployment, and adverse economic forecasts all point to the volatility of the expected additional losses in the loan portfolio. We would expect inherent volatility in the COVID-19 impact on our provision for credit losses for the duration of the current COVID-19 pandemic environment and immediate periods following the mitigation of the pandemic crisis.
The federal banking regulators have offered certain measures to assist financial institutions during this time. Some of these that impact us are as follows:
•As part of Section 4013 of the CARES Act and in accordance with federal bank regulatory interagency guidance, financial institutions have been granted temporary relief from reporting TDRs caused by COVID-19.  To be eligible for TDR relief, a loan modification must be due to impacts from COVID-19, not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the national emergency.  Interagency guidance encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and will not criticize financial institutions for working with borrowers in a safe and sound manner. Loan modification programs are considered positive actions that can mitigate adverse effects on borrowers due to COVID-19. Institutions generally do not need to categorize COVID-19-related loan modifications as TDRs if the loan modifications are short-term in nature and are made on a good faith basis in response to COVID-19 to borrowers who were current at the time the modification program was implemented. For borrowers who were current prior to COVID-19 that have requested and been granted a concession while experiencing a hardship during the pandemic, we will not be including those modifications as past due or a TDR at the time of the concession. As of June 30, 2020, approximately $2.4 billion, or 10%, of our loan portfolio was approved during the initial deferment request window. Over 98% of the $2.4 billion of loans in deferment were current and in good standing at December 31, 2019.
•The regulatory agencies have agreed to allow an option to delay the effects of CECL on regulatory capital by two years for those financial institutions that adopt in 2020.  This delay will be followed by a three-year transition period of 75%, 50%, and 25% respectively.  We adopted CECL in January 2020 and have elected this option.
•The FRB initiated a facility to provide liquidity to financial institutions participating and funding loans for the PPP.  The non-recourse loans are available to institutions eligible to make PPP loans, with the SBA-guaranteed loans pledged as collateral to the FRB.  Financial institutions can also pledge PPP loans to the discount window.  Each liquidity option is set at different rates and terms. PPP loans pledged to the PPPLF may be excluded from leverage ratio calculations.  Strong core deposit growth has satisfied our liquidity needs during the second quarter, but the PPPLF remains a liquidity option.
As we look ahead and move into the next phase of COVID-19 recovery, we will continue to focus our response on four key pillars in an effort to meet the needs of each of our constituents. The pillars are: employee protection and assistance; operational response and preparedness; customer and community support; and risk management and actions taken to preserve shareholder value given the extreme challenges presented.

LIBOR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, expects LIBOR to cease to exist by the end of 2021. The FRB of New York has created a working group called the Alternative Reference Rate Committee (ARRC) that will help U.S. institutions transition away from using LIBOR as a benchmark interest rate. Similarly, we created an internal working group that is managing our transition away from LIBOR. This working group is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, loan operations, information technology, legal, finance and other support functions. The committee has completed an assessment of tasks needed for the transition, identified contracts that contain LIBOR language, is in process of reviewing existing contract language, developed loan fallback language for when LIBOR ceases to exist and identified risks associated with the transition. The financial impact regarding pricing, valuation and operations of the transition is not yet known. Our transition team will work within the guidelines established by the FCA and ARRC to allow a smooth transition away from LIBOR.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019
Net income available to common stockholders for the three months ended June 30, 2020 was $81.6 million or $0.25 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2019 of $93.2 million or $0.29 per diluted common share. The results for the second quarter of 2020 reflect a provision for credit losses of $30.2 million, including an estimated $17.1 million of incremental provision due to the COVID-19 related impacts on our ACL modeling results, and COVID-19 related expenses of $2.0 million. The second quarter of 2019 included $2.9 million in branch consolidation costs.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended June 30,		$	%
(in thousands, except per share data)	2020	2019	Change	Change
Net interest income	$227,961	$230,407	$(2,446)	(1.1)%
Provision for credit losses	30,177	11,478	18,699	162.9
Non-interest income	77,628	74,840	2,788	3.7
Non-interest expense	175,932	175,237	695	0.4
Income taxes	15,870	23,345	(7,475)	(32.0)
Net income	83,610	95,187	(11,577)	(12.2)
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$81,600	$93,177	$(11,577)	(12.4)%
Earnings per common share – Basic	$0.25	$0.29	$(0.04)	(13.8)%
Earnings per common share – Diluted	0.25	0.29	(0.04)	(13.8)
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended June 30,
	2020	2019
Return on average equity	6.89%	8.09%
Return on average tangible common equity (2)	13.84	16.84
Return on average assets	0.91	1.13
Return on average tangible assets (2)	1.01	1.25
Book value per common share (1)	$14.82	$14.30
Tangible book value per common share (1) (2)	7.63	7.11
Equity to assets (1)	12.98%	14.02%
Average equity to average assets	13.25	14.00
Common equity to assets (1)	12.70	13.70
Tangible equity to tangible assets (1) (2)	7.27	7.66
Tangible common equity to tangible assets (1) (2)	6.97	7.32
Dividend payout ratio	48.14	42.19
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$300,164	$154	0.21%	$66,324	$988	5.97%
Taxable investment securities (1)	5,083,104	27,340	2.15	5,296,831	31,740	2.40
Tax-exempt investment securities (1)(2)	1,115,976	10,010	3.59	1,121,655	10,062	3.59
Loans held for sale	106,368	1,055	3.97	89,671	1,063	4.75
Loans and leases (2)(3)	25,602,178	245,438	3.85	22,759,878	275,921	4.86
Total interest-earning assets (2)	32,207,790	283,997	3.54	29,334,359	319,774	4.37
Cash and due from banks	339,054			365,824
Allowance for credit losses	(347,227)			(190,182)
Premises and equipment	333,322			329,381
Other assets	4,286,739			3,891,734
Total assets	$36,819,678			$33,731,116
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$11,889,774	14,172	0.48	$9,794,796	25,132	1.03
Savings	2,844,104	564	0.08	2,519,657	2,163	0.34
Certificates and other time	4,396,779	19,731	1.80	5,472,936	27,122	1.99
Total interest-bearing deposits	19,130,657	34,467	0.72	17,787,389	54,417	1.23
Short-term borrowings	2,631,009	8,319	1.27	3,716,627	22,140	2.37
Long-term borrowings	1,630,902	10,099	2.49	1,082,384	9,270	3.44
Total interest-bearing liabilities	23,392,568	52,885	0.91	22,586,400	85,827	1.52
Non-interest-bearing demand	8,143,171			6,069,106
Total deposits and borrowings	31,535,739		0.67	28,655,506		1.20
Other liabilities	404,280			354,885
Total liabilities	31,940,019			29,010,391
Stockholders’ equity	4,879,659			4,720,725
Total liabilities and stockholders’ equity	$36,819,678			$33,731,116
Net interest-earning assets	$8,815,222			$6,747,959
Net interest income (FTE) (2)		231,112			233,947
Tax-equivalent adjustment		(3,151)			(3,540)
Net interest income		$227,961			$230,407
Net interest spread			2.63%			2.85%
Net interest margin (2)			2.88%			3.20%
(1)The average balances and yields earned on securities are based on historical cost.
(2)The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. The yield on earning assets and the net interest margin are presented on an FTE basis. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $2.8 million, or 1.2%, from $233.9 million for the second quarter of 2019 to $231.1 million for the second quarter of 2020. Average interest-earning assets of $32.2 billion increased $2.9 billion, or 9.8%, from 2019, due to solid origination activity across our footprint and the benefit from PPP activity. Average interest-bearing liabilities of $23.4 billion increased $0.8 billion, or 3.6%, from 2019, driven by deposits for PPP funding and government stimulus funding, as well as solid organic growth in customer relationships, partially offset by reduced levels of borrowings. Our net interest margin FTE (non-GAAP) was 2.88% for the second quarter of 2020, compared to 3.20% for the same period of 2019, reflecting a 32 basis point decrease primarily due to actions taken by the FOMC, which lowered its target Fed Funds rate to 0-0.25% from 2.25%-2.50% between July 2019 and March 2020.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2020, compared to the three months ended June 30, 2019:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$120	$(954)	$(834)
Securities (2)	(1,117)	(3,335)	(4,452)
Loans held for sale	169	(177)	(8)
Loans and leases (2)	27,797	(58,280)	(30,483)
Total interest income (2)	26,969	(62,746)	(35,777)
Interest Expense (1)
Deposits:
Interest-bearing demand	3,576	(14,536)	(10,960)
Savings	150	(1,749)	(1,599)
Certificates and other time	(5,210)	(2,181)	(7,391)
Short-term borrowings	(99)	(13,722)	(13,821)
Long-term borrowings	3,236	(2,407)	829
Total interest expense	1,653	(34,595)	(32,942)
Net change (2)	$25,316	$(28,151)	$(2,835)

(1)The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
Interest income on an FTE basis (non-GAAP) of $284.0 million for the second quarter of 2020, increased $35.8 million or 11.2% from the same quarter of 2019, primarily due to increased interest-earning assets of $2.9 billion. The increase in interest-earning assets was primarily driven by a $2.8 billion, or 12.5%, increase in average loans and leases, which included $2.6 billion of PPP commercial loans originated during the second quarter of 2020. Average commercial loan growth totaled $2.8 billion, or 19.5%. Excluding the PPP loans, commercial loan origination activity remained solid with organic growth in the Pennsylvania, Cleveland, North and South Carolina, and Mid-Atlantic (Greater Baltimore-Washington D.C. markets) regions. Average consumer loan growth was $59.1 million, or 0.7%, with growth in residential mortgage loans of $190.6 million, or 5.8%, and direct installment loans of $165.4 million, or 9.5%, partially offset by declines in consumer lending heavily impacted by COVID-19 as indirect auto loans decreased $162.1 million, or 8.3%, and consumer lines of credit decreased $134.8 million, or 8.8%. Additionally, average securities decreased $219.4 million, or 3.4%, due to higher loan growth in 2020 and less attractive reinvestment yields. The yield on average interest-earning assets (non-GAAP) decreased 83 basis points from 4.37% for the second quarter of 2019 to 3.54% for the second quarter of 2020, reflecting lower interest rates in a COVID-19 environment.

Interest expense of $52.9 million for the second quarter of 2020 decreased $32.9 million, or 38.4%, from the same quarter of 2019, due to a decrease in rates paid on average interest-bearing liabilities and growth in average interest-bearing deposits over the same quarter of 2019. Average interest-bearing deposits increased $1.3 billion, or 7.6%, and average non-interest-bearing deposits increased $2.1 billion, or 34.2%. The growth in non-interest-bearing deposits and interest-bearing deposits was driven by deposits for PPP funding and government stimulus activities, as well as solid organic growth in customer relationships. Average short-term borrowings decreased $1.1 billion, or 29.2%, primarily as a result of a decrease of $1.5 billion in federal funds purchased, partially offset by increases of $348.5 million in short-term FHLB advances and $80.8 million in customer repurchase accounts. Average long-term borrowings increased $548.5 million, or 50.7%, primarily resulting from increases of $256.5 million in long-term FHLB advances and $298.1 million in subordinated debt. The funding of both fixed and adjustable borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. The rate paid on interest-bearing liabilities decreased 61 basis points from 1.52% to 0.91% for the second quarter of 2020, primarily due to the interest rate actions made by the FOMC.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Provision for credit losses (on loans and leases)	$30,177	$11,478	$18,699	162.9%
Net loan charge-offs	8,489	9,021	(532)	(5.9)
Net loan charge-offs (annualized) / total average loans and leases	0.13%	0.16%

Provision for credit losses of $30.2 million during the second quarter of 2020 increased 162.9% from the same period of 2019, driven by an estimated $17.1 million of incremental provision due to the COVID-19 related impacts on our ACL modeling results. Net loan charge-offs were $8.5 million, a decrease of $0.5 million. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2020 and 2019 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Service charges	$23,938	$32,068	$(8,130)	(25.4)%
Trust services	7,350	7,018	332	4.7
Insurance commissions and fees	5,835	4,411	1,424	32.3
Securities commissions and fees	3,763	4,671	(908)	(19.4)
Capital markets income	12,515	9,867	2,648	26.8
Mortgage banking operations	16,550	7,613	8,937	117.4
Dividends on non-marketable equity securities	2,766	4,135	(1,369)	(33.1)
Bank owned life insurance	3,924	3,103	821	26.5
Net securities gains	97	—	97	—
Other	890	1,954	(1,064)	(54.5)
Total non-interest income	$77,628	$74,840	$2,788	3.7%

Total non-interest income increased $2.8 million, to $77.6 million for the second quarter of 2020, a 3.7% increase from the same period of 2019. Excluding significant, unusual or outsized items, non-interest income increased $1.3 million, or 1.7%. The variances in the individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $23.9 million for the second quarter of 2020 decreased $8.1 million, or 25.4%, from the same period of 2019, primarily due to noticeably lower transaction volumes given COVID-19, although customer transaction volume began to increase late in the quarter.
Trust services of $7.4 million for the second quarter of 2020 increased $0.3 million, or 4.7%, from the same period of 2019, primarily driven by strong organic revenue production, partially offset by market valuation impacts. We continued to generate strong organic growth in accounts and services, while the market value of assets under management decreased $4.4 million, or 0.1%, to $6.1 billion at June 30, 2020.
Insurance commissions and fees of $5.8 million for the second quarter of 2020 increased $1.4 million, or 32.3%, from the same period of 2019, primarily due to the benefit of new business in North and South Carolina, as well as organic growth in commercial lines.
Securities commissions and fees of $3.8 million for the second quarter of 2020 decreased $0.9 million, or 19.4%, from the same period of 2019, primarily as a result of lower activity due to COVID-19.
Capital markets income of $12.5 million for the second quarter of 2020 increased $2.6 million, or 26.8%, from the same period of 2019, reflecting record customer-related interest-rate derivative activity across our footprint.
Mortgage banking operations income of $16.6 million for the second quarter of 2020 increased $8.9 million, or 117.4%, from the same period of 2019, primarily due to increased saleable volume and expanding margins. During the second quarter of 2020, we sold $437.7 million of residential mortgage loans, compared to $334.6 million for the same period of 2019, an increase of 30.8%. Additionally, the mortgage banking results included a $0.3 million unfavorable interest rate-related valuation adjustment on MSRs in the second quarter of 2020 compared to an unfavorable $1.3 million valuation adjustment in the second quarter of 2019.
Dividends on non-marketable equity securities of $2.8 million for the second quarter of 2020 decreased $1.4 million, or 33.1%, from the same period of 2019, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.
BOLI income of $3.9 million for the second quarter of 2020 increased $0.8 million, or 26.5%, from the same period of 2019, primarily due to life insurance claims.
Other non-interest income was $0.9 million and $2.0 million for the second quarter of 2020 and 2019, respectively. The second quarter of 2019 included losses on fixed assets related to branch consolidations of $0.5 million.
The following table presents non-interest income excluding significant, unusual or outsized items for the three months ended June 30, 2019:
TABLE 8

	Three Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest income, as reported	$77,628	$74,840	$2,788	3.7%
Significant item:
Loss on fixed assets related to branch consolidations	—	546	(546)
MSR impairment	334	1,255	(921)
Total non-interest income, excluding significant item and other unusual or outsized items(1)	$77,962	$76,641	$1,321	1.7%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2020 and 2019 is presented in the following table:
TABLE 9

	Three Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$93,992	$94,289	$(297)	(0.3)%
Net occupancy	13,594	15,593	(1,999)	(12.8)
Equipment	15,610	15,473	137	0.9
Amortization of intangibles	3,343	3,479	(136)	(3.9)
Outside services	17,000	16,110	890	5.5
FDIC insurance	5,371	6,013	(642)	(10.7)
Bank shares and franchise taxes	4,029	3,130	899	28.7
Other	22,993	21,150	1,843	8.7
Total non-interest expense	$175,932	$175,237	$695	0.4%
Total non-interest expense of $175.9 million for the second quarter of 2020 increased $0.7 million, or 0.4%, from the same period of 2019. Non-interest expense increased $1.0 million, or 0.6%, when excluding $2.0 million of COVID-19 expenses in the second quarter of 2020 and $2.3 million of branch consolidation costs in the second quarter of 2019. In the second quarter of 2020, we also recognized an impairment of $4.1 million from a renewable energy investment tax credit transaction, while the related renewable energy investment tax credits were recognized during the quarter as a benefit to income taxes. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $94.0 million for the second quarter of 2020 decreased $0.3 million, or 0.3%, from the same period of 2019, as higher production-related commissions were more than offset by higher production-related salary deferrals from loan origination activities. Additionally, we recorded $0.6 million in COVID-19 expenses during the second quarter of 2020.
Net occupancy and equipment expense of $29.2 million for the second quarter of 2020 decreased $1.9 million, or 6.0%, from $31.1 million from the same period of 2019, primarily due to branch consolidation costs of $2.2 million included in the second quarter of 2019.
Outside services expense of $17.0 million for the second quarter of 2020 increased $0.9 million, or 5.5%, from the same period of 2019, primarily due to increases in check card fees and data processing fees of $0.5 million and $0.4 million, respectively.
FDIC insurance of $5.4 million for the second quarter of 2020 decreased $0.6 million, or 10.7%, from the same period of 2019. Subordinated debt issued by FNBPA allows for an expense reduction through the use of an Unsecured Debt Adjustment (UDA) in the FDIC calculator.
Bank shares and franchise taxes of $4.0 million for the second quarter of 2020 increased $0.9 million, or 28.7%, from the same period of 2019, primarily due to capital base increases.
Other non-interest expense was $23.0 million and $21.2 million for the second quarter of 2020 and 2019, respectively. During the second quarter of 2020, we recorded an impairment charge of $4.1 million from a renewable energy investment tax credit transaction. The related renewable energy investment tax credits were recognized during the quarter as a benefit to income taxes. These items were partially offset by decreases in several other items in other non-interest expense, including marketing, business development expenses and miscellaneous losses, which were somewhat impacted by the COVID-19 operating environment.

The following table presents non-interest expense excluding significant, unusual or outsized items for the six months ended June 30, 2020 and 2019:
TABLE 10

	Three Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest expense, as reported	$175,932	$175,237	$695	0.4%
Significant items and other unusual or outsized items:
Branch consolidations	—	(2,325)	2,325
COVID-19 expense	(1,989)	—	(1,989)
Total non-interest expense, excluding significant items and other unusual or outsized items (1)	$173,943	$172,912	$1,031	0.6%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Income tax expense	$15,870	$23,345
Effective tax rate	16.0%	19.7%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate in 2020 is due to lower pre-tax income levels and the impact from renewable energy investment tax credits realized in the second quarter of 2020.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019
Net income available to common stockholders for the first six months of 2020 was $93.2 million or $0.39 per diluted common share, compared to net income available to common stockholders for the first six months of 2019 of $185.3 million or $0.57 per diluted common share. The results for the first six months of 2020 reflect a provision for credit losses of $78.0 million, including an estimated $55.0 million of incremental provision due to the COVID-19 related impacts on our ACL modeling results. Additionally, our first six months of 2020 results included branch consolidation costs of $8.3 million, MSR impairment of $8.0 million, retirement vesting changes for certain 2020 stock grants of $5.6 million, and COVID-19 related expenses of $4.0 million. The results for the first six months of 2019 included branch consolidation costs of $4.5 million and MSR impairment of $2.6 million. These significant, unusual, or outsized items totaled $64 million, negatively impacting earnings by $0.20 per share. The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:

TABLE 12

	Six Months Ended June 30,		$	%
(in thousands, except per share data)	2020	2019	Change	Change
Net interest income	$460,592	$461,000	$(408)	(0.1)%
Provision for credit losses	78,015	25,107	52,908	210.7
Non-interest income	146,154	140,225	5,929	4.2
Non-interest expense	370,824	340,979	29,845	8.8
Income taxes	26,880	45,825	(18,945)	(41.3)
Net income	131,027	189,314	(58,287)	(30.8)
Less: Preferred stock dividends	4,020	4,020	—	—
Net income available to common stockholders	$127,007	$185,294	$(58,287)	(31.5)%
Earnings per common share – Basic	$0.39	$0.57	$(0.18)	(31.6)%
Earnings per common share – Diluted	0.39	0.57	(0.18)	(31.6)
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 13

	Six Months Ended June 30,
	2020	2019
Return on average equity	5.40%	8.15%
Return on average tangible common equity (2)	10.89	17.11
Return on average assets	0.74	1.14
Return on average tangible assets (2)	0.82	1.26
Book value per common share (1)	$14.82	$14.30
Tangible book value per common share (1) (2)	7.63	7.11
Equity to assets (1)	12.98%	14.02%
Average equity to average assets	13.65	13.96
Common equity to assets (1)	12.70	13.70
Tangible equity to tangible assets (1) (2)	7.27	7.66
Tangible common equity to tangible assets (1) (2)	6.97	7.32
Dividend payout ratio	61.76	42.37
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 14

	Six Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$231,807	$1,380	1.20%	$60,279	$1,450	4.85%
Taxable investment securities (1)	5,190,350	58,675	2.26	5,370,269	64,590	2.41
Tax-exempt investment securities (1)(2)	1,120,871	20,078	3.58	1,115,212	19,981	3.58
Loans held for sale	91,413	2,040	4.47	61,469	1,571	5.13
Loans and leases (2) (3)	24,555,651	511,265	4.18	22,570,742	546,071	4.87
Total interest-earning assets (2)	31,190,092	593,438	3.82	29,177,971	633,663	4.37
Cash and due from banks	357,080			371,703
Allowance for credit losses	(327,361)			(186,850)
Premises and equipment	334,458			330,711
Other assets	4,183,187			3,877,715
Total assets	$35,737,456			$33,571,250
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$11,462,755	39,316	0.69	$9,723,662	48,695	1.01
Savings	2,731,250	2,391	0.18	2,514,929	4,233	0.34
Certificates and other time	4,533,167	42,226	1.87	5,410,633	51,866	1.93
Total interest-bearing deposits	18,727,172	83,933	0.90	17,649,224	104,794	1.20
Short-term borrowings	2,968,033	22,080	1.49	4,012,589	47,950	2.39
Long-term borrowings	1,544,217	20,381	2.65	873,185	12,800	2.96
Total interest-bearing liabilities	23,239,422	126,394	1.09	22,534,998	165,544	1.48
Non-interest-bearing demand	7,220,074			5,981,427
Total deposits and borrowings	30,459,496		0.83	28,516,425		1.17
Other liabilities	400,897			368,152
Total liabilities	30,860,393			28,884,577
Stockholders’ equity	4,877,063			4,686,673
Total liabilities and stockholders’ equity	$35,737,456			$33,571,250
Net interest-earning assets	$7,950,670			$6,642,973
Net interest income (FTE) (2)		467,044			468,119
Tax-equivalent adjustment		(6,452)			(7,119)
Net interest income		$460,592			$461,000
Net interest spread			2.73%			2.89%
Net interest margin (2)			3.01%			3.23%
(1)The average balances and yields earned on securities are based on historical cost.
(2)The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. The yield on earning assets and the net interest margin are presented on an FTE basis. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)Average balances include non-accrual loans. Loans and leases consist of average total loans less average unearned income.

Net Interest Income
Net interest income totaled $460.6 million, increasing $0.4 million, or 0.1%. The net interest margin (FTE) (non-GAAP) declined 22 basis points to 3.01%, primarily due to the impact of lower interest rates as year-to-date average 1-month LIBOR declined to 0.90% from 2.47% for the first half of 2019.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:
TABLE 15

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$965	$(1,035)	$(70)
Securities (2)	(1,502)	(4,316)	(5,818)
Loans held for sale	634	(165)	469
Loans and leases (2)	38,590	(73,396)	(34,806)
Total interest income (2)	38,687	(78,912)	(40,225)
Interest Expense (1)
Deposits:
Interest-bearing demand	8,511	(17,890)	(9,379)
Savings	639	(2,481)	(1,842)
Certificates and other time	(8,261)	(1,379)	(9,640)
Short-term borrowings	(10,085)	(15,785)	(25,870)
Long-term borrowings	8,473	(892)	7,581
Total interest expense	(723)	(38,427)	(39,150)
Net change (2)	$39,410	$(40,485)	$(1,075)
(1)The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)Interest income amounts are reflected on an FTE basis (non-GAAP) which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
Interest income on an FTE basis (non-GAAP) of $593.4 million for the first six months of 2020, decreased $40.2 million, or 6.3%, from the same period of 2019, resulting from the decrease in benchmark interest rates, partially offset by an increase in interest-earning assets of $2.0 billion. The increase in interest-earning assets was primarily driven by a $2.0 billion, or 8.8%, increase in average total loans due to PPP activity and solid origination activity across the footprint. Average commercial loan growth totaled $1.9 billion, or 13.3%, including growth of $1.4 billion, or 28.9%, in commercial and industrial loans. Commercial loan growth was led by strong commercial activity in the Pennsylvania, North Carolina, and Mid-Atlantic regions. Average consumer loan growth of $112.7 million, or 1.3%, was led by increases in residential mortgage loans of $214.7 million, or 6.7%, and direct installment balances of $132.1 million, or 7.5%, partially offset by a decline of $129.9 million, or 8.4%, in consumer credit lines and $104.1 million, or 5.3%, in indirect installment loans. Additionally, the net reduction in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding loans, as average securities decreased $174.3 million, or 2.7%. For the first six months of 2020, the yield on average interest-earning assets (non-GAAP) decreased 55 basis points to 3.82%, compared to the first six months of 2019, primarily due to actions taken to reduce the cost of interest-bearing deposits given the low interest rate environment.
Interest expense of $126.4 million for the first six months of 2020 decreased $39.2 million, or 23.6%, from the same period of 2019 primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits and borrowings. Average interest-bearing deposits increased $1.1 billion, or 6.1%, which reflects the benefit of organic growth, as well as deposits for PPP funding and government stimulus activities. Average long-term borrowings increased $671.0 million, or 76.8%, which reflects increases of $467.1 million in long-term FHLB borrowings, $209.7 million in senior debt and $17.9 million in subordinated debt, partially offset by a decrease of $24.9 million in junior subordinated debt. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. During the first quarter of 2020, we issued $300 million of 2.20% fixed rate senior notes due in 2023. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. We used part of the proceeds from the 2019 issuance to redeem higher-rate debt including $78.0 million in junior subordinated debt and $25.0 million in other subordinated debt. The rate paid on interest-bearing liabilities decreased 39 basis points to 1.09% for the first six months of 2020, compared to the first six months of 2019 due to reduced costs on interest-bearing deposits and lower borrowing costs.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Provision for credit losses (on loans and leases)	$78,005	$25,107	$52,898	210.7%
Net loan charge-offs	14,172	16,600	(2,428)	(14.6)
Net loan charge-offs (annualized) / total average loans and leases	0.12%	0.15%
Provision for credit losses for the six months ended June 30, 2020 was $78.0 million, an increase of $52.9 million from the year-ago quarter, and included an estimated $55.0 million of incremental provision due to COVID-19 related impacts on our ACL modeling results. Net charge-offs of $14.2 million during the six months ended June 30, 2020, compared to $16.6 million during the six months ended June 30, 2019.
Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2020 and 2019 is presented in the following table:
TABLE 17

	Six Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Service charges	$54,066	$62,285	$(8,219)	(13.2)%
Trust services	15,312	13,802	1,510	10.9
Insurance commissions and fees	12,387	9,308	3,079	33.1
Securities commissions and fees	8,302	9,016	(714)	(7.9)
Capital markets income	23,628	15,903	7,725	48.6
Mortgage banking operations	15,517	11,518	3,999	34.7
Dividends on non-marketable equity securities	7,444	9,158	(1,714)	(18.7)
Bank owned life insurance	7,101	5,944	1,157	19.5
Net securities gains	150	—	150	—
Other	2,247	3,291	(1,044)	(31.7)
Total non-interest income	$146,154	$140,225	$5,929	4.2%
Total non-interest income increased $5.9 million, to $146.2 million for the first six months of 2020, a 4.2% increase from the same period of 2019. Excluding significant, unusual or outsized items, non-interest income increased $9.6 million, or 6.7%. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $54.1 million for the first six months of 2020 decreased $8.2 million, or 13.2%, as there were noticeably lower customer transaction volumes in the COVID-19 environment, although volumes began to increase late in the second quarter of 2020.

Trust services of $15.3 million for the first six months of 2020 increased $1.5 million, or 10.9%, from the same period of 2019, primarily driven by strong organic revenue production even though the market value of assets under management decreased $4.4 million, or 0.1%, to $6.1 billion at June 30, 2020.
Insurance commissions and fees of $12.4 million for the first six months of 2020 increased $3.1 million, or 33.1%, from the same period of 2019, primarily due to new business in the Carolina regions of our footprint, as well as organic growth in commercial lines.
Securities commissions and fees of $8.3 million for the first six months of 2020 decreased $0.7 million, or 7.9%, from the same period of 2019, primarily as a result of lower activity due to COVID-19.
Capital markets income of $23.6 million for the first six months of 2020 increased $7.7 million, or 48.6%, from $15.9 million for the same period of 2019. The significant increase was primarily due to record customer-related interest rate derivative activity for the first six months of 2020 in a volatile rate environment.
Mortgage banking operations income of $15.5 million for the first six months of 2020 increased $4.0 million, or 34.7%, from the same period of 2019, due to increased saleable volume and expanding margins. During the first six months of 2020, we sold $697.6 million of residential mortgage loans, a 32.0% increase compared to $528.6 million, excluding the $110.1 million portfolio bulk sale, for the same period of 2019. The higher origination and secondary marketing revenues were partially offset by $5.4 million higher MSR impairment related to unfavorable interest-rate valuation adjustments and $4.6 million of higher MSR amortization due to higher prepayment speeds.
Dividends on equity securities of $7.4 million for the first six months of 2020 decreased $1.7 million, or 18.7%, from the same period of 2019, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.
Income from BOLI of $7.1 million for the first six months of 2020 increased $1.2 million, or 19.5%, primarily due to life insurance claims.
Other non-interest income was $2.2 million and $3.3 million for the first six months of 2020 and 2019, respectively. During the first six months of 2019, we recognized $1.3 million in net gains on equity investments, compared to a net loss of $0.6 million for the first six months of 2020.
The following table presents non-interest income excluding significant, and other unusual or outsized items for the six months ended June 30, 2020 and 2019:
TABLE 18

	Six Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest income, as reported	$146,154	$140,225	$5,929	4.2%
Significant items and other unusual or outsized items:
Loss on fixed assets related to branch consolidations	—	1,722	(1,722)
MSR impairment	8,007	2,600	5,407
Total non-interest income, excluding significant items and other unusual or outsized items(1)	$154,161	$144,547	$9,614	6.7%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2020 and 2019 is presented in the following table:
TABLE 19

	Six Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$197,797	$185,573	$12,224	6.6%
Net occupancy	35,042	30,658	4,384	14.3
Equipment	31,656	30,298	1,358	4.5
Amortization of intangibles	6,682	6,958	(276)	(4.0)
Outside services	33,896	30,855	3,041	9.9
FDIC insurance	10,926	11,963	(1,037)	(8.7)
Bank shares and franchise taxes	8,121	6,597	1,524	23.1
Other	46,704	38,077	8,627	22.7
Total non-interest expense	$370,824	$340,979	$29,845	8.8%
Total non-interest expense of $370.8 million for the first six months of 2020 increased $29.8 million, an 8.8% increase from the same period of 2019. Non-interest expense increased $14.8 million, or 4.4%, when excluding significant, unusual or outsized items, including $4.0 million of expenses associated with COVID-19, $8.3 million of branch consolidation costs, and $5.6 million of retirement vesting changes for certain 2020 stock awards, compared to $2.8 million of branch consolidation costs in the first six months of 2019. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $197.8 million for the first six months of 2020 increased $12.2 million or 6.6% from the same period of 2019, primarily related to production-related commissions, normal merit increases and stock-based compensation. We made a change to long-term stock-based compensation vesting that resulted in accelerated grant date expense recognition for certain 2020 awards, with full expense recognition on grant date instead of recognizing the same expense amount over a 36-month vesting period. These awards are not released until the three-year service period is complete or the specified performance criteria is met over the three-year period. Additionally, we recorded $1.5 million relating to COVID-19 expenses.
Net occupancy and equipment expense of $66.7 million for the first six months of 2020 increased $5.7 million, or 9.4%, from $61.0 million from the same period of 2019, primarily due to $8.3 million of branch consolidation costs, compared to $2.2 million in the first six months of 2019.
Outside services expense of $33.9 million for the first six months of 2020 increased $3.0 million, or 9.9%, from the first six months of 2019, primarily due to increases in data processing costs.
FDIC insurance expense of $10.9 million for the first six months of 2020 decreased $1.0 million, or 8.7%, from the first six months of 2019, primarily due to increased subordinated debt at FNBPA.
Bank shares and franchise taxes of $8.1 million for the first six months of 2020 increased $1.5 million, or 23.1%, from the first six months of 2019, primarily due to the capital base increase and higher tax credits in 2019.
Other non-interest expense was $46.7 million and $38.1 million for the first six months of 2020 and 2019, respectively. During the first six months of 2020, we recorded $8.3 million more in loan-related expenses, including an impairment charge of $4.1 million from a renewable energy investment tax credit transaction. The related renewable energy investment tax credits were recognized during the 2020 period as a benefit to income taxes. The first six months of 2020 also included $2.1 million in COVID-19-related expenses which included a $1.0 million contribution to our foundation for relief assistance to our communities, benefiting food banks and providing funding for essential medical supplies. These items were partially offset by decreases in several other items in other non-interest expense, including marketing and business development expenses, which were somewhat impacted by the COVID-19 operating environment.

The following table presents non-interest expense excluding significant, unusual or outsized items for the six months ended June 30, 2020 and 2019:
TABLE 20

	Six Months Ended June 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest expense, as reported	$370,824	$340,979	$29,845	8.8%
Significant items and other unusual or outsized items:
Branch consolidations	(8,262)	(2,783)	(5,479)
COVID-19 expense	(3,951)	—	(3,951)
Retirement vesting changes for certain 2020 stock grants - salaries and benefits	(5,579)	—	(5,579)
Total non-interest expense, excluding significant items and other unusual or outsized items (1)	$353,032	$338,196	$14,836	4.4%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 21

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Income tax expense	$26,880	$45,825
Effective tax rate	17.0%	19.5%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate in the first six months of 2020 compared to 2019 was primarily due to lower pretax income levels and renewable energy investment tax credits realized in the second quarter of 2020.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 22

(dollars in millions)	June 30, 2020	December 31, 2019	$ Change	% Change
Assets
Cash and cash equivalents	$931	$599	$332	55.4%
Securities	6,351	6,564	(213)	(3.2)
Loans held for sale	108	51	57	111.8
Loans and leases, net	25,797	23,093	2,704	11.7
Goodwill and other intangibles	2,323	2,329	(6)	(0.3)
Other assets	2,211	1,979	232	11.7
Total Assets	$37,721	$34,615	$3,106	9.0%
Liabilities and Stockholders’ Equity
Deposits	$28,395	$24,786	$3,609	14.6%
Borrowings	4,041	4,556	(515)	(11.3)
Other liabilities	388	390	(2)	(0.5)
Total liabilities	32,824	29,732	3,092	10.4
Stockholders’ equity	4,897	4,883	14	0.3
Total Liabilities and Stockholders’ Equity	$37,721	$34,615	$3,106	9.0%

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. In the second quarter of 2020, we originated $2.6 billion of PPP loans.

Following is a summary of loans and leases:

TABLE 23

	June 30, 2020	December 31, 2019	$ Change	% Change
(in millions)
Commercial real estate	$9,305	$8,960	$345	3.9%
Commercial and industrial	7,709	5,308	2,401	45.2
Commercial leases	497	432	65	15.0
Other	40	21	19	90.5
Total commercial loans and leases	17,551	14,721	2,830	19.2
Direct installment	1,947	1,821	126	6.9
Residential mortgages	3,520	3,374	146	4.3
Indirect installment	1,767	1,922	(155)	(8.1)
Consumer lines of credit	1,377	1,451	(74)	(5.1)
Total consumer loans	8,611	8,568	43	0.5
Total loans and leases	$26,162	$23,289	$2,873	12.3%

Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 24

(in millions)	June 30, 2020	December 31, 2019	$ Change	% Change
Commercial real estate	$77	$32	$45	140.6%
Commercial and industrial	58	29	29	100.0
Commercial leases	3	1	2	200.0
Other	1	1	—	—
Total commercial loans and leases	139	63	76	120.6
Direct installment	10	13	(3)	(23.1)
Residential mortgages	13	17	(4)	(23.5)
Indirect installment	2	3	(1)	(33.3)
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	31	40	(9)	(22.5)
Total non-performing loans and leases	170	103	67	65.0
Other real estate owned	21	26	(5)	(19.2)
Non-performing assets	$191	$129	$62	48.1%
Non-performing assets increased $62.0 million, from $128.6 million at December 31, 2019 to $190.5 million at June 30, 2020. This reflects an increase of $67.2 million in non-performing loans and leases and a decrease of $5.2 million in OREO. Prior to the adoption of CECL, acquired PCD loans were excluded from our non-performing disclosures. PCD loans that meet the definition of non-accrual are now included in the disclosures and resulted in a $54 million increase in non-accrual loans in the first six months of 2020 compared to December 31, 2019. The decrease in OREO was largely driven by the sale of multiple pieces of real estate.
During the first quarter and into the second quarter of 2020, we’ve seen significant macroeconomic changes due to the COVID-19 pandemic. Stay-at-home orders and non-essential business closures in many of our markets temporarily suspended the income generation of some of our borrowers. Government stimulus and support programs generated through the CARES Act, such as the PPP, began to assist our borrowers through the difficult financial disruptions. We offered short-term modifications to our customers to assist them through this period. The programs our customers have taken advantage of are:
•Existing customers who were current prior to the start of the pandemic, can elect to defer loan principal and interest payments or interest payments for up to 90 days without late fees but will continue to accrue interest. As of June 30, 2020, approximately 5,800 commercial customers have elected this option.
•Mortgage and consumer loan customers have up to a 90-day payment deferral option, depending on their loan type. As of June 30, 2020, approximately 8,900 of these customers have elected this option.
•SBA disaster relief assistance, including the PPP.
The loan deferral programs can be extended for up to an additional 90 days on an individual basis. Most of the deferrals for our borrowers have expired in July 2020. We are currently working with customers on deferral to determine if they will resume normal payments or require an additional deferment.
As long as the borrower was not experiencing financial difficulties immediately prior to COVID-19, short-term modifications, such as principal and interest deferments, are not being included in non-performing loans or TDRs. These modifications will be closely monitored for any future deterioration and included in the tables as the probability of collection deteriorates. As of June 30, 2020, we had $2.4 billion in loans that have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic.

Troubled Debt Restructured Loans
Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 25

(in millions)	Accruing	Non- Accrual	Total
June 30, 2020
Commercial real estate	$5	$18	$23
Commercial and industrial	1	4	5
Total commercial loans	6	22	28
Direct installment	24	5	29
Residential mortgages	26	6	32
Consumer lines of credit	7	1	8
Total consumer loans	57	12	69
Total TDRs	$63	$34	$97
December 31, 2019
Commercial real estate	$3	$5	$8
Commercial and industrial	1	3	4
Total commercial loans	4	8	12
Direct installment	18	3	21
Residential mortgages	14	3	17
Consumer lines of credit	5	1	6
Total consumer loans	37	7	44
Total TDRs	$41	$15	$56

Allowance for Credit Losses
On January 1, 2020, we adopted CECL which changed how we calculate the ACL as more fully described in Note 1 to the Notes to Consolidated Financial Statements (unaudited). This expected credit loss model takes into consideration the expected losses over the life of the loan at the time the loan is originated compared to the incurred loss model under the prior standard. At the time of the adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCI loan balances and the ACL of $50 million. Included in the CECL adoption impact was an increase of $10 million to our AULC. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through the cycle mean calculated using an expanded period to include a prior recessionary period.
COVID-19 Impacts
Starting in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we are utilizing a third-party pandemic recessionary macroeconomic forecast scenario for ACL modeling purposes. This scenario captures forecasted macroeconomic variables as of June 11, 2020 to ensure our ACL calculation considers the most recently available macroeconomic data in a quickly evolving environment at quarter-end. Macroeconomic variables that we utilized from this scenario include but are not limited to: (i) GDP, which reflects a contraction of up to 12.0% from the beginning of 2020 with average annual increases not occurring until mid-2021, (ii) the

Dow Jones Industrial Average, which remains below peak levels throughout the R&S period, (iii) unemployment, which averages 11% over the R&S period and (iv) the Volatility Index, which remains elevated in 2020 before declining to pre-pandemic levels in 2021.
The ACL of $365.0 million at June 30, 2020 increased $169.1 million, or 86.3%, from December 31, 2019 and reflects the immediate Day 1 CECL adoption increase to the ACL of $105.3 million on January 1, 2020. Our ending ACL coverage ratio at June 30, 2020 was 1.40%. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio equaled 1.54%, or an impact of 14 basis points. As of June 30, 2020, total loans in deferral related to the COVID-19 pandemic totaled $2.4 billion. Over 98% of the $2.4 billion of loans in deferment were current and in good standing at December 31, 2019. Total provision for credit losses for the six months ended June 30, 2020 was $78.0 million and included an estimated $55 million of incremental provision due to COVID-19 related impacts on our ACL modeling results. Net charge-offs were $14.2 million during the six months ended June 30, 2020, compared to $16.6 million during the six months ended June 30, 2019, with the decrease primarily due to lower commercial charge-offs. The ACL as a percentage of non-performing loans for the total portfolio increased from 190% as of December 31, 2019 to 215% as of June 30, 2020, as provision exceeded charge-offs and included ACL reserve build, while the level of non-performing loans increased.

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.
Following is a summary of deposits:
TABLE 26

(in millions)	June 30, 2020	December 31, 2019	$ Change	% Change
Non-interest-bearing demand	$8,650	$6,384	$2,266	35.5%
Interest-bearing demand	12,510	11,049	1,461	13.2
Savings	2,969	2,625	344	13.1
Certificates and other time deposits	4,266	4,728	(462)	(9.8)
Total deposits	$28,395	$24,786	$3,609	14.6%
Total deposits increased $3.6 billion, or 14.6%, from December 31, 2019, primarily as a result of growth in transaction deposits (including non-interest-bearing demand, interest-bearing demand and savings) that reflects the inflow of funds from the PPP and government stimulus activity, in addition to organic growth in customer relationships. This growth was partially offset by a managed decline of $462.0 million, or 9.8%, in time deposits. Generating growth in relationship-based transaction deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.

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
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On February 14, 2019, we completed an offering of $120.0 million 4.950% fixed-to-floating rate subordinated notes due in 2029 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $118.2 million. We used the net proceeds from the sale of the subordinated notes to redeem higher-rate long-term borrowings and for general corporate purposes.

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
At June 30, 2020, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides BHCs and banks with an alternative option to temporarily delay the estimate of the impact of CECL, relative to the incurred loss methodology for estimating the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the interim final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. During the first and second quarter of 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was approximately $61.5 million and $67.3 million, respectively.
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

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 27

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
F.N.B. Corporation
Total capital	$3,280	11.91%	$2,754	10.00%	$2,892	10.50%
Tier 1 capital	2,688	9.76	1,653	6.00	2,341	8.50
Common equity tier 1	2,582	9.37	n/a	n/a	1,928	7.00
Leverage	2,688	7.78	n/a	n/a	1,382	4.00
Risk-weighted assets	27,542
FNBPA
Total capital	3,367	12.25%	2,749	10.00%	2,886	10.50%
Tier 1 capital	2,919	10.62	2,199	8.00	2,337	8.50
Common equity tier 1	2,839	10.33	1,787	6.50	1,924	7.00
Leverage	2,919	8.47	1,724	5.00	1,379	4.00
Risk-weighted assets	27,490
As of December 31, 2019
F.N.B. Corporation
Total capital	$3,174	11.81%	$2,687	10.00%	$2,821	10.50%
Tier 1 capital	2,632	9.79	1,612	6.00	2,284	8.50
Common equity tier 1	2,525	9.40	n/a	n/a	1,881	7.00
Leverage	2,632	8.20	n/a	n/a	1,283	4.00
Risk-weighted assets	26,866
FNBPA
Total capital	3,039	11.34%	2,681	10.00%	2,815	10.50%
Tier 1 capital	2,841	10.60	2,144	8.00	2,279	8.50
Common equity tier 1	2,761	10.30	1,742	6.50	1,876	7.00
Leverage	2,841	8.87	1,601	5.00	1,281	4.00
Risk-weighted assets	26,806
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2019 Annual Report on Form 10-K as filed with the SEC on February 27, 2020. Certain aspects of the Dodd-Frank Act remain subject to regulatory rulemaking and amendments to such previously promulgated rules, thereby making it difficult to anticipate with certainty the impact to us or the financial services industry resulting from this rulemaking process.

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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.  On February 24, 2020, we completed a senior debt offering whereby we issued $300.0 million aggregate principal amount of 2.20% senior notes due in 2023. The proceeds from this transaction are for general corporate purposes and were the primary factor resulting in an increase in our Months of Cash on Hand (MCH) liquidity metric as shown below.
Starting in March 2020, management incorporated potential liquidity impacts related to COVID-19 into our daily analysis. Management concluded that our cash levels remain appropriate given the current market environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and MCH. The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand.
The LCR and MCH ratios are presented in the following table:
TABLE 28

	June 30, 2020	December 31, 2019	Internal limit
Liquidity coverage ratio	2.6 times	2.2 times	> 1 time
Months of cash on hand	19.2 months	15.2 months	> 12 months
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $28.4 billion at June 30, 2020, an increase of $3.6 billion, or 29.3% annualized, from December 31, 2019. Total non-interest-bearing demand deposit accounts grew by $2.3 billion, or 71.4% annualized, and interest-bearing demand increased by $1.5 billion, or 26.6% annualized. Savings account balances increased $344.1 million, or 26.4% annualized. Time deposits declined $462.3 million, or 19.7% annualized. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor in the deposit growth during the second quarter.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits, the PPPLF and multiple other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. The ALCO minimum guideline level for salable unpledged government and agency securities is 3.0%.

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 29

(dollars in millions)	June 30, 2020	December 31, 2019
Unused wholesale credit availability	$15,694	$11,154
Unused wholesale credit availability as a % of FNBPA assets	41.7%	32.3%
Salable unpledged government and agency securities	$1,255	$1,788
Salable unpledged government and agency securities as a % of FNBPA assets	3.3%	5.2%
The PPPLF accounted for $2.5 billion of the increase in availability since December 31, 2019. This funding source terminates on September 30, 2020.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2020 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio improved to 2.2% as of June 30, 2020 from (0.3)% as of December 31, 2019. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$758	$1,419	$1,828	$3,360	$7,365
Investments	956	257	345	625	2,183
	1,714	1,676	2,173	3,985	9,548
Liabilities
Non-maturity deposits	584	1,167	996	1,573	4,320
Time deposits	215	497	1,003	1,321	3,036
Borrowings	572	212	180	409	1,373
	1,371	1,876	2,179	3,303	8,729
Period Gap (Assets - Liabilities)	$343	$(200)	$(6)	$682	$819
Cumulative Gap	$343	$143	$137	$819
Cumulative Gap to Total Assets	0.9%	0.4%	0.4%	2.2%
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
The following repricing gap analysis as of June 30, 2020 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$11,211	$1,246	$1,303	$2,421	$16,181
Investments	966	262	481	615	2,324
	12,177	1,508	1,784	3,036	18,505
Liabilities
Non-maturity deposits	8,403	—	—	—	8,403
Time deposits	325	497	1,001	1,316	3,139
Borrowings	1,915	1,274	60	19	3,268
	10,643	1,771	1,061	1,335	14,810
Off-balance sheet	300	1,005	(50)	(50)	1,205
Period Gap (assets – liabilities + off-balance sheet)	$1,834	$742	$673	$1,651	$4,900
Cumulative Gap	$1,834	$2,576	$3,249	$4,900
Cumulative Gap to Assets	5.5%	7.8%	9.8%	14.8%
The twelve-month cumulative repricing gap to total assets was 14.8% and 7.0% as of June 30, 2020 and December 31, 2019, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at June 30, 2020 compared to December 31, 2019, is primarily related to growth and changes in the mix of loans, deposits and borrowings. Strong commercial and industrial loan growth, a portion of which was swapped to adjustable rates and the increased cash flow from the loan and investment portfolios, were partially offset by growth in and repricing of certain interest-bearing non-maturity deposit balances and the funding of FHLB advances. The funding of both fixed and adjustable borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario versus the net interest income and EVE that was calculated assuming market rates as of June 30, 2020. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 32

	June 30, 2020	December 31, 2019	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	15.4%	6.5%	n/a
+ 200 basis points	10.3	4.6	(5.0)%
+ 100 basis points	5.0	2.5	(5.0)
- 100 basis points	0.8	(4.1)	(5.0)
Economic value of equity:
+ 300 basis points	8.2	(2.0)	(25.0)
+ 200 basis points	6.8	(0.5)	(15.0)
+ 100 basis points	4.2	0.2	(10.0)
- 100 basis points	(8.2)	(3.8)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 2.5% at June 30, 2020 and 1.5% at December 31, 2019. The corresponding metrics for a -100 basis point Rate Ramp are 0.4% and (2.0)% at June 30, 2020 and December 31, 2019, respectively.

Our strategy is generally to manage to a neutral interest rate risk position. Consistent with prior quarters, we desired to remain slightly asset-sensitive.
There are multiple factors that influence our interest rate risk position and impact Net Interest Income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on deposit products and shorten the term of the certificates of deposit volumes. This continues to be an intense focus of management. Further, during the first six months of 2020, management took advantage of the interest rate environment to reduce borrowing costs. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 53.4% and 59.1% of total loans as of June 30, 2020 and December 31, 2019, respectively, with 78.9% of these loans, or 42.1% of total loans, tied to the Prime or one-month LIBOR rates. As of June 30, 2020, the commercial swaps totaled $4.3 billion of notional principal, with $858.8 million in original notional swap principal originated during the first six months of 2020. For additional information regarding interest rate swaps, see Note 11 in this Report. The investment portfolio is also used, in part, to manage our IRR position. These purchases are predominately fixed rate in nature in which we seek to minimize prepayment risk.

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
We support our risk management process through a governance structure involving our Board of Directors and senior management. The joint Risk Committee of our Board of Directors and the FNBPA Board of Directors helps ensure that business decisions are executed within appropriate risk tolerances. The Risk Committee has oversight responsibilities with respect to the following:

•identification, measurement, assessment and monitoring of enterprise-wide risk;
•development of appropriate and meaningful risk metrics to use in connection with the oversight of our businesses and strategies;
•review and assessment of our policies and practices to manage our credit, market, liquidity, legal, regulatory and operating risk (including technology, operational, compliance and fiduciary risks); and
•identification and implementation of risk management best practices.
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
The Board of Directors believes that our enterprise-wide risk management process is effective and enables the Board of Directors to:

•assess the quality of the information they receive;
•understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations and the risks that FNB faces;
•oversee and assess how senior management evaluates risk; and
•assess appropriately the quality of our enterprise-wide risk management process.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS TO GAAP
Reconciliations of non-GAAP operating measures and key performance indicators discussed in this Report to the most directly comparable GAAP financial measures are included in the following tables.
TABLE 33
Operating Net Income Available to Common Stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income available to common stockholders	$81,600	$93,177	$127,007	$185,294
COVID-19 expense	1,989	—	3,951	—
Tax benefit of COVID-19 expense	(418)	—	(830)	—
Branch consolidation costs	—	2,871	8,262	4,505
Tax benefit of branch consolidation costs	—	(603)	(1,735)	(946)
Operating net income available to common stockholders (non-GAAP)	$83,171	$95,445	$136,655	$188,853
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
TABLE 34
Operating Earnings per Diluted Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income per diluted common share	$0.25	$0.29	$0.39	$0.57
COVID-19 expense	0.01	—	0.01	—
Tax benefit of COVID-19 expense	—	—	—	—
Branch consolidation costs	—	0.01	0.03	0.01
Tax benefit of branch consolidation costs	—	—	(0.01)	—
Operating earnings per diluted common share (non-GAAP)	$0.26	$0.29	$0.42	$0.58

TABLE 35
Return on Average Tangible Common Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income available to common stockholders (annualized)	$328,193	$373,733	$255,409	$373,660
Amortization of intangibles, net of tax (annualized)	10,623	11,024	10,615	11,085
Tangible net income available to common stockholders (annualized) (non-GAAP)	$338,816	$384,757	$266,024	$384,745
Average total stockholders’ equity	$4,879,659	$4,720,725	$4,877,063	$4,686,673
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,324,696)	(2,329,625)	(2,326,299)	(2,330,619)
Average tangible common equity (non-GAAP)	$2,448,081	$2,284,218	$2,443,882	$2,249,172
Return on average tangible common equity (non-GAAP)	13.84%	16.84%	10.89%	17.11%
(1) Excludes loan servicing rights.
TABLE 36
Return on Average Tangible Assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (annualized)	$336,278	$381,796	$263,494	$381,765
Amortization of intangibles, net of tax (annualized)	10,623	11,024	10,615	11,085
Tangible net income (annualized) (non-GAAP)	$346,901	$392,820	$274,109	$392,850
Average total assets	$36,819,678	$33,731,116	$35,737,456	$33,571,250
Less: Average intangible assets (1)	(2,324,696)	(2,329,625)	(2,326,299)	(2,330,619)
Average tangible assets (non-GAAP)	$34,494,982	$31,401,491	$33,411,157	$31,240,631
Return on average tangible assets (non-GAAP)	1.01%	1.25%	0.82%	1.26%
(1) Excludes loan servicing rights.

TABLE 37
Tangible Book Value per Common Share

	Three Months Ended June 30,
(dollars in thousands, except per share data)	2020	2019
Total stockholders’ equity	$4,896,827	$4,753,189
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,323,028)	(2,336,071)
Tangible common equity (non-GAAP)	$2,466,917	$2,310,236
Ending common shares outstanding	323,205,925	324,807,131
Tangible book value per common share (non-GAAP)	$7.63	$7.11
(1) Excludes loan servicing rights.

TABLE 38
Tangible equity to tangible assets (period-end)

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Total stockholders' equity	$4,896,827	$4,753,189
Less: Intangible assets (1)	(2,323,028)	(2,336,071)
Tangible equity (non-GAAP)	$2,573,799	$2,417,118
Total assets	$37,720,827	$33,903,440
Less: Intangible assets (1)	(2,323,028)	(2,336,071)
Tangible assets (non-GAAP)	$35,397,799	$31,567,369
Tangible equity / tangible assets (period-end) (non-GAAP)	7.27%	7.66%
(1) Excludes loan servicing rights.
TABLE 39
Tangible common equity / tangible assets (period-end)

	Three Months Ended June 30,
(dollars in thousands)	2020	2019
Total stockholders' equity	$4,896,827	$4,753,189
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,323,028)	(2,336,071)
Tangible common equity (non-GAAP)	$2,466,917	$2,310,236
Total assets	$37,720,827	$33,903,440
Less: Intangible assets (1)	(2,323,028)	(2,336,071)
Tangible assets (non-GAAP)	$35,397,799	$31,567,369
Tangible common equity / tangible assets (period-end) (non-GAAP)	6.97%	7.32%
(1) Excludes loan servicing rights.
TABLE 40
Allowance for credit losses / loans and leases, excluding PPP loans (period-end)

Three Months Ended June 30,
(dollars in thousands)	2020
ACL - loans	$364,993
Loans and leases	$26,161,982
Less: PPP loans outstanding	(2,480,772)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$23,681,210
ACL loans / loans and leases, excluding PPP loans (non-GAAP)	1.54%

Key Performance Indicators
TABLE 41
Pre-provision net revenue to average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Net interest income	$227,961	$230,407	$460,592	$461,000
Non-interest income	77,628	74,840	146,154	140,225
Less: Non-interest expense	(175,932)	(175,237)	(370,824)	(340,979)
Pre-provision net revenue (as reported)	$129,657	$130,010	$235,922	$260,246
Pre-provision net revenue (as reported) (annualized)	$521,478	$521,469	$474,436	$524,805
Adjustments:
Add: Branch consolidation costs (non-interest income)	$—	$546	$—	$1,722
Add: COVID-19 expense (non-interest expense)	1,989	—	3,951	—
Add: Branch consolidation costs (non-interest expense)	—	2,325	8,262	2,783
Add: Tax credit-related impairment project (non-interest expense)	4,101	—	4,101	—
Pre-provision net revenue (operating) (non-GAAP)	$135,747	$132,881	$252,236	$264,751
Pre-provision net revenue (operating) (annualized) (non-GAAP)	$545,972	$532,984	$507,244	$533,889
Average total shareholders’ equity	$4,879,659	$4,720,725	$4,877,063	$4,686,673
Less: Average preferred shareholders’ equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,324,696)	(2,329,625)	(2,326,299)	(2,330,619)
Average tangible common equity (non-GAAP)	$2,448,081	$2,284,218	$2,443,882	$2,249,172
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	21.30%	22.83%	19.41%	23.33%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	22.30%	23.33%	20.76%	23.74%
(1) Excludes loan servicing rights.

TABLE 42
Efficiency ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
Non-interest expense	$175,932	$175,237	$370,824	$340,979
Less: Amortization of intangibles	(3,343)	(3,479)	(6,682)	(6,958)
Less: OREO expense	(639)	(954)	(2,286)	(2,023)
Less: COVID-19 expense	(1,989)	—	(3,951)	—
Less: Branch consolidation costs	—	(2,325)	(8,262)	(2,783)
Less: Tax credit-related project impairment	(4,101)	—	(4,101)	—
Adjusted non-interest expense	$165,860	$168,479	$345,542	$329,215
Net interest income	$227,961	$230,407	$460,592	$461,000
Taxable equivalent adjustment	3,151	3,540	6,452	7,119
Non-interest income	77,628	74,840	146,154	140,225
Less: Net securities gains	(97)	—	(150)	—
Add: Branch consolidation costs	—	546	—	1,722
Adjusted net interest income (FTE) + non-interest income	$308,643	$309,333	$613,048	$610,066
Efficiency ratio (FTE) (non-GAAP)	53.74%	54.47%	56.36%	53.96%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2020, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the FOMC has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:

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
On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. FNBPA is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP. This ambiguity, along with the continually evolving nature of the SBA rules, interpretations and guidelines concerning this program, exposes us to risks relating to noncompliance with the PPP. On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress has approved additional funding for the PPP and President Trump signed the new legislation on April 24, 2020. Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached FNBPA regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.
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
COVID-19 impacts to worldwide economic conditions and the resulting adverse effects to stock market capitalization could negatively impact the carrying amount of goodwill assets. Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory and legislative changes. The most significant assumptions affecting our goodwill impairment evaluation are variables including the market price of our common stock, projections of earnings, the discount rates used in the income approach to fair value and the control premium above our current stock price that an acquirer would pay to obtain control of FNB. While these factors provide some relative market information about the estimated fair value of the reporting units, they are not individually determinative and need to be evaluated in the context of the current economic environment. However, significant and sustained declines in our market capitalization or other factors could be an indication of potential goodwill impairment.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. If any estimates, market factors, or assumptions change in the future, these amounts are susceptible to impairments. For additional discussion related to goodwill, refer to Note 7, Goodwill and Other Intangible Assets.
Additional COVID-19 outbreaks, spikes and "second or subsequent" waves may lead to efforts by federal, state and local governments and health authorities to engage in efforts to contain or mitigate the pandemic's impact.
The ongoing COVID-19 global and national health emergency may continue to cause significant disruption in the U.S. economy and the U.S. financial and labor markets by imposing or extending restrictions on movement or business activities. Additionally, the potential expiration of the current fiscal unemployment relief or the failure to provide for additional COVID-19 related stimulus relief may adversely impact our business and financial performance by prolonging the U.S. economic recovery and possibly adversely impact the demand and profitability of our products and services, the valuation of assets and our ability to meet the financial and banking needs of our clients.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 23, 2019, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. The repurchase program is expected to continue through the end of 2020, although we have temporarily suspended repurchase activity due to COVID-19 and the uncertainty in macroeconomic conditions. There were no repurchases made during the second quarter of 2020. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.

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

F.N.B. Corporation

Dated:	August 5, 2020	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2020	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 5, 2020	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)