Form 10-Q
period 2020-09-30
FNB CORP/PA/
filed 2020-11-03
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2020
Common Stock, $0.01 Par Value	322,634,816	Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2020

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	HTM	Held to maturity
AFS	Available for sale	LGD	Loss given default
ALCO	Asset/Liability Committee	LIBOR	London Inter-bank Offered Rate
AOCI	Accumulated other comprehensive income	LIHTC	Low income housing tax credit
ASC	Accounting Standards Codification	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MSRs	Mortgage servicing rights
AULC	Allowance for unfunded loan commitments	OCC	Office of the Comptroller of the Currency
BOLI	Bank owned life insurance	OREO	Other real estate owned
CARES Act	Coronavirus Aid, Relief and Economic Security Act	PCD	Purchase credit deteriorated
CECL	Current expected credit losses	PCI	Purchase credit impaired
COVID-19	Novel coronavirus disease of 2019	PD	Probability of default
EAD	Exposure at default	PPP	Paycheck Protection Program
EVE	Economic value of equity	PPPLF	Paycheck Protection Program Liquidity Fund
FASB	Financial Accounting Standards Board	R&S	Reasonable and Supportable
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FNB	F.N.B. Corporation	TDR	Troubled debt restructuring
FNBPA	First National Bank of Pennsylvania	TPS	Trust preferred securities
FOMC	Federal Open Market Committee	U.S.	United States of America
FRB	Board of Governors of the Federal Reserve System	UST	U.S. Department of the Treasury
FTE	Fully taxable equivalent	VIE	Variable interest entity
GAAP	U.S. generally accepted accounting principles

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash and due from banks	$396	$407
Interest-bearing deposits with banks	504	192
Cash and Cash Equivalents	900	599
Debt securities available for sale (amortized cost of $3,006 and $3,275; allowance for credit losses of $0)	3,101	3,289
Debt securities held to maturity (fair value of $3,072 and $3,305; allowance for credit losses of $0)	2,966	3,275
Loans held for sale (includes $138 and $41 measured at fair value) (1)	680	51
Loans and leases, net of unearned income of $111 and $1	25,689	23,289
Allowance for credit losses	(373)	(196)
Net Loans and Leases	25,316	23,093
Premises and equipment, net	335	333
Goodwill	2,262	2,262
Core deposit and other intangible assets, net	57	67
Bank owned life insurance	548	544
Other assets	1,276	1,102
Total Assets	$37,441	$34,615
Liabilities
Deposits:
Non-interest-bearing demand	$8,741	$6,384
Interest-bearing demand	13,063	11,049
Savings	3,007	2,625
Certificates and other time deposits	4,025	4,728
Total Deposits	28,836	24,786
Short-term borrowings	1,899	3,216
Long-term borrowings	1,397	1,340
Other liabilities	358	390
Total Liabilities	32,490	29,732
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 328,004,096 and 327,242,364 shares	3	3
Additional paid-in capital	4,084	4,067
Retained earnings	838	798
Accumulated other comprehensive loss	(26)	(65)
Treasury stock – 4,791,698 and 2,227,804 shares at cost	(55)	(27)
Total Stockholders’ Equity	4,951	4,883
Total Liabilities and Stockholders’ Equity	$37,441	$34,615
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest Income
Loans and leases, including fees	$239	$274	$750	$819
Securities:
Taxable	25	30	84	95
Tax-exempt	8	8	24	24
Other	1	2	2	3
Total Interest Income	273	314	860	941
Interest Expense
Deposits	27	56	111	161
Short-term borrowings	9	18	31	66
Long-term borrowings	10	10	30	23
Total Interest Expense	46	84	172	250
Net Interest Income	227	230	688	691
Provision for credit losses	27	12	105	37
Net Interest Income After Provision for Credit Losses	200	218	583	654
Non-Interest Income
Service charges	24	33	78	95
Trust services	8	7	23	21
Insurance commissions and fees	7	6	19	15
Securities commissions and fees	5	4	13	13
Capital markets income	8	9	32	25
Mortgage banking operations	18	9	34	21
Dividends on non-marketable equity securities	2	5	10	14
Bank owned life insurance	4	3	11	9
Other	4	4	6	7
Total Non-Interest Income	80	80	226	220
Non-Interest Expense
Salaries and employee benefits	100	93	298	279
Net occupancy	14	13	49	44
Equipment	17	15	49	45
Amortization of intangibles	3	4	10	11
Outside services	16	16	50	47
FDIC insurance	4	6	15	18
Bank shares and franchise taxes	4	4	12	10
Other	22	27	68	65
Total Non-Interest Expense	180	178	551	519
Income Before Income Taxes	100	120	258	355
Income taxes	17	17	44	63
Net Income	83	103	214	292
Preferred stock dividends	2	2	6	6
Net Income Available to Common Stockholders	$81	$101	$208	$286
Earnings per Common Share
Basic	$0.25	$0.31	$0.64	$0.88
Diluted	0.25	0.31	0.64	0.88
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$83	$103	$214	$292
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(1) and $1, $18 and $17	(3)	6	63	60
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $2 and $(1), $(9) and $(7)	8	(4)	(32)	(24)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $(1) and $0, $(2) and $0	4	—	7	(1)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0 and $0, $0 and $0	—	1	1	2
Other Comprehensive Income	9	3	39	37
Comprehensive Income	$92	$106	$253	$329
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended September 30, 2019
Balance at beginning of period	$107	$3	$4,057	$683	$(72)	$(25)	$4,753
Comprehensive income				103	3		106
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(40)			(40)
Issuance of common stock		—	3			(2)	1
Restricted stock compensation			2				2
Balance at end of period	$107	$3	$4,062	$744	$(69)	$(27)	$4,820
Three Months Ended September 30, 2020
Balance at beginning of period	$107	$3	$4,081	$796	$(35)	$(55)	$4,897
Comprehensive income				83	9		92
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			—	1
Restricted stock compensation			2				2
Balance at end of period	$107	$3	$4,084	$838	$(26)	$(55)	$4,951

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2019
Balance at beginning of period	$107	$3	$4,049	$576	$(106)	$(21)	$4,608
Comprehensive income				292	37		329
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(118)			(118)
Issuance of common stock		—	5			(6)	(1)
Restricted stock compensation			8				8
Balance at end of period	$107	$3	$4,062	$744	$(69)	$(27)	$4,820
Nine Months Ended September 30, 2020
Balance at beginning of period	$107	$3	$4,067	$798	$(65)	$(27)	$4,883
Comprehensive income				214	39		253
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(118)			(118)
Issuance of common stock		—	4			(3)	1
Repurchase of common stock						(25)	(25)
Restricted stock compensation			13				13
Adoption of new accounting standards				(50)	—		(50)
Balance at end of period	$107	$3	$4,084	$838	$(26)	$(55)	$4,951
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$214	$292
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	5	33
Provision for credit losses	105	37
Deferred tax expense (benefit)	(24)	36
Loans originated for sale	(1,351)	(983)
Loans sold	1,258	984
Net gain on sale of loans	(28)	(17)
Net change in:
Interest receivable	18	(8)
Interest payable	(7)	2
Bank owned life insurance, excluding purchases	(6)	(5)
Other, net	(265)	(234)
Net cash flows (used in) provided by operating activities	(81)	137
Investing Activities
Net change in loans and leases, excluding sales and transfers	(2,809)	(1,200)
Debt securities available for sale:
Purchases	(1,168)	(395)
Maturities/payments	1,429	543
Debt securities held to maturity:
Purchases	(163)	(264)
Maturities/payments	469	323
Increase in premises and equipment	(33)	(31)
Loans sold, not originated for sale	—	262
Other, net	1	(9)
Net cash flows used in investing activities	(2,274)	(771)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	4,753	1,286
Time deposits	(702)	(145)
Short-term borrowings	(1,316)	(984)
Proceeds from issuance of long-term borrowings	322	947
Repayment of long-term borrowings	(266)	(232)
Repurchases of common stock	(25)	—
Other, net	14	7
Cash dividends paid:
Preferred stock	(6)	(6)
Common stock	(118)	(118)
Net cash flows provided by financing activities	2,656	755
Net Increase in Cash and Cash Equivalents	301	121
Cash and cash equivalents at beginning of period	599	488
Cash and Cash Equivalents at End of Period	$900	$609
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of September 30, 2020, we had 355 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina and Virginia.
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
Companies in which we hold a controlling financial interest, or are a VIE in which we have the power to direct the activities of an entity that most significantly impact the entity’s economic performance and have an obligation to absorb losses or the right to receive benefits which could potentially be significant to the VIE, are consolidated. For a voting interest entity, a controlling financial interest is generally where we hold more than 50% of the outstanding voting shares. VIEs in which we do not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or an obligation to absorb losses or the right to receive benefits which could potentially be significant to the VIE are not consolidated. Investments in companies that are not consolidated are accounted for using the equity method when we have the ability to exert significant influence. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and our proportional interest in the equity investments’ earnings are included in other non-interest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to September 30, 2020 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
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
We do not hold any securities at adoption for which other-than-temporary impairment had been recognized prior to January 1, 2020.

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
Debt Securities
Debt securities comprise a significant portion of our Consolidated Balance Sheets. Such securities can be classified as trading, HTM or AFS. As of September 30, 2020 and December 31, 2019, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
Beginning in 2020, for AFS debt securities in an unrealized loss position, we first determine whether we have the intent to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If the criteria for intent or requirement to sell is met, the security’s amortized cost is written down to fair value and the write down is charged against the ACL with any incremental impairment reported in earnings in the Provision for Credit Losses line on the Consolidated Statements of Income. For AFS debt securities that do not meet the criteria for intent or requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. We first qualitatively evaluate each security to assess whether a potential credit loss exists. If as a result of this qualitative analysis we expect to get all of our principal back, then we conclude that the present value of expected cash flows equals or exceeds its amortized cost and no credit loss exists. If it was determined a potential credit loss exists, we compare the present value of cash flows expected to be collected with our amortized cost basis to measure its value. The credit loss is recorded through the ACL and limited to the amount the fair value is less than the amortized cost basis. We have made an accounting policy election for each major security type of AFS debt securities to adjust the effective interest rate used to discount expected cash flows to consider the timing of expected cash flows resulting from expected prepayments. Impairment for noncredit-related factors is recorded in OCI, net of income taxes.
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
Troubled Debt Restructured Loans
Debt restructurings or loan modifications for a borrower occur in the normal course of business and do not necessarily constitute TDRs. In general, the modification or restructuring of a debt constitutes a TDR, including reasonably expected TDR, if, for economic or legal reasons related to the borrower’s financial difficulties, we grant a concession to the borrower that we would not otherwise consider under current market conditions or once we have determined that a loan modification for a financially troubled borrower is the most appropriate strategy. Additionally, a loan designated as a TDR does not necessarily result in the automatic placement of the loan on non-accrual status. When the full collection of principal and interest is reasonably assured on a loan designated as a TDR and where the borrower would not otherwise meet the criteria for non-accrual status, we will continue to accrue interest on the loan. Prior to 2020, we did not consider a restructured acquired loan as a TDR if the loan was accounted for as a component of a pool.

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
Quantitative Component
We use a non-discounted cash flow factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller loan portfolios.

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
Liability for Credit Losses on Unfunded Lending-Related Commitments
The AULC, such as letters of credit, is included in other liabilities on the Consolidated Balance Sheets. Expected credit losses are estimated over the contractual period in which we are exposed to credit risk via a contractual obligation including home equity lines of credit. We do not reserve for other obligations which are unconditionally cancellable by us. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Consistent with our estimation process on our loan and lease portfolio, we use a non-discounted cash flow factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller portfolios.

Purchased Credit Deteriorated Loans and Leases
We have purchased loans and leases, some of which have experienced more than insignificant credit deterioration since origination.
Beginning in 2020, we have established criteria to assess whether a purchased financial asset, or group of assets, should be accounted for as PCD on the acquisition date. The selection of which criteria to apply, or the addition of new criteria, to a specific acquisition will be based on the facts and circumstances at the time of review, as well as the availability of information supplied by the acquiree. Generally, more-than-insignificant deterioration in credit quality since origination would include risk ratings of special mention or below, inconsistency of loan payments, non-accrual status at the time of acquisition, or loans modified in a TDR, in bankruptcy or for regulatory purposes.
PCD loans are recorded at the amount paid. The initial ACL is determined using the same methodology as other loans held for investment on a collective basis and is allocated to individual loans. The sum of the loan’s purchase price and the ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the ACL are recorded through the provision credit losses.

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

Based on our portfolio composition and forecasts of relatively stable macroeconomic conditions over the next two years at the adoption date, we recorded an overall ACL of $301 million. This reflected an increase on the originated portfolio of $55 million, primarily driven by our longer duration commercial and consumer real estate loans and a "gross-up" for PCI loans of $50 million. There is no capital impact related to the PCI loans at adoption. The impact for the adoption of CECL was a reduction to retained earnings of $51 million, which included a $10 million increase to the AULC.

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

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities for the current period are as follows. There was no ACL in the AFS portfolio during the nine months ended September 30, 2020. Accrued interest receivable on AFS debt securities totaled $5.8 million at September 30, 2020 and is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
September 30, 2020
U.S. Treasury	$300	$—	$—	$300
U.S. government agencies	161	—	(1)	160
U.S. government-sponsored entities	135	2	—	137
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,057	39	—	1,096
Agency collateralized mortgage obligations	941	35	—	976
Commercial mortgage-backed securities	396	20	—	416
States of the U.S. and political subdivisions (municipals)	14	—	—	14
Other debt securities	2	—	—	2
Total debt securities AFS	$3,006	$96	$(1)	$3,101
The amortized cost and fair value of debt securities AFS for December 31, 2019 are as follows:
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2019
U.S. government agencies	$152	$—	$(1)	$151
U.S. government-sponsored entities	225	1	—	226
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,310	7	(3)	1,314
Agency collateralized mortgage obligations	1,234	10	(4)	1,240
Commercial mortgage-backed securities	341	6	(2)	345
States of the U.S. and political subdivisions (municipals)	11	—	—	11
Other debt securities	2	—	—	2
Total debt securities AFS	$3,275	$24	$(10)	$3,289

The amortized cost and fair value of HTM debt securities for the current period are presented in the table below. The ACL for the HTM municipal bond portfolio was $0.05 million at September 30, 2020. Accrued interest receivable on HTM debt securities totaled $12.2 million at September 30, 2020 and is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets.
TABLE 3.3

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
September 30, 2020
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	160	1	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	811	32	—	843
Agency collateralized mortgage obligations	571	19	—	590
Commercial mortgage-backed securities	278	12	—	290
States of the U.S. and political subdivisions (municipals)	1,144	42	—	1,186
Total debt securities HTM	$2,966	$106	$—	$3,072
The amortized cost and fair value of HTM debt securities for December 31, 2019 are as follows:
TABLE 3.4

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2019
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	175	—	—	175
Residential mortgage-backed securities:
Agency mortgage-backed securities	949	8	(2)	955
Agency collateralized mortgage obligations	721	5	(6)	720
Commercial mortgage-backed securities	308	3	(2)	309
States of the U.S. and political subdivisions (municipals)	1,120	26	(2)	1,144
Total debt securities HTM	$3,275	$42	$(12)	$3,305

There were no significant gross gains or gross losses realized on securities during the nine months ended September 30, 2020 or 2019.

As of September 30, 2020, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.5

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$343	$343	$142	$143
Due after one year but within five years	107	108	41	41
Due after five years but within ten years	69	69	144	148
Due after ten years	93	93	979	1,017
	612	613	1,306	1,349
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,057	1,096	811	843
Agency collateralized mortgage obligations	941	976	571	590
Commercial mortgage-backed securities	396	416	278	290
Total debt securities	$3,006	$3,101	$2,966	$3,072
Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.6

(dollars in millions)	September 30, 2020	December 31, 2019
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,427	$4,494
As collateral for short-term borrowings	390	285
Securities pledged as a percent of total securities	95.9%	72.8%
At September 30, 2020, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in any amount greater than 10% of stockholders’ equity.

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by surety type and length of continuous loss position:

TABLE 3.7

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
September 30, 2020
U.S. Treasury	1	$100	$—	—	$—	$—	1	$100	$—
U.S. government agencies	1	13	—	17	74	(1)	18	87	(1)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	2	5	—	—	—	—	2	5	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	4	$118	$—	18	$76	$(1)	22	$194	$(1)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2019
U.S. government agencies	5	$48	$—	15	$61	$(1)	20	$109	$(1)
U.S. government-sponsored entities	—	—	—	6	130	—	6	130	—
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	200	(1)	24	314	(2)	37	514	(3)
Agency collateralized mortgage obligations	11	323	(1)	32	205	(3)	43	528	(4)
Commercial mortgage-backed securities	3	114	(2)	—	—	—	3	114	(2)
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	32	$685	$(4)	78	$712	$(6)	110	$1,397	$(10)

We evaluated the AFS debt securities that were in an unrealized loss position at September 30, 2020. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.
Credit Quality Indicators
We use credit ratings to help evaluate the credit quality of our HTM municipal bond portfolio. The ratings are updated quarterly with the last update on September 30, 2020. The remainder of the HTM portfolio is backed by the UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA and we have designated these securities as having zero expected credit loss, and therefore, are not subject to an estimate of expected credit loss under CECL.
Our municipal bond portfolio with a carrying amount of $1.2 billion as of September 30, 2020 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 67% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 63% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.
The credit analysis on the municipal bond portfolio is completed on each bond using:
•The bond’s credit rating;
•Credit enhancements that improve the bond’s credit rating, for example insurance; and
•Moody’s U.S. Bond Defaults and Recoveries, 1970-2019.
By using these components, we derive the expected credit loss on the general obligation bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our Commercial and Industrial Non-Manufacturing PD adjustment as derived through our assessment of the loan portfolio.
For the year-to-date period ending September 30, 2020, we had a provision expense of $0.01 million, with no charge-offs or recoveries. The ACL on the HTM portfolio as of September 30, 2020 was $0.05 million. No other securities portfolios had an ACL. At September 30, 2020, there were no securities that were past due or on non-accrual.

NOTE 4.    LOANS AND LEASES
The loan and lease portfolio categories were generally unchanged with the CECL adoption. Accrued interest receivable on loans and leases, which totaled $64.5 million at September 30, 2020, is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets for both periods and not included in the tables below. Upon adoption of CECL, PCD assets were adjusted to reflect the addition of a $50.3 million ACL and a remaining noncredit discount of $110.0 million included in the amortized cost.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	September 30, 2020	December 31, 2019
Commercial real estate	$9,521	$8,960
Commercial and industrial	7,547	5,308
Commercial leases	487	432
Other	65	21
Total commercial loans and leases	17,620	14,721
Direct installment	1,977	1,821
Residential mortgages	3,531	3,374
Indirect installment	1,219	1,922
Consumer lines of credit	1,342	1,451
Total consumer loans	8,069	8,568
Total loans and leases, net of unearned income	$25,689	$23,289

The loans and leases portfolio categories are comprised of the following types of loans, where in each case the loss given default is dependent on the nature and value of the respective collateral:

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

The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market in seven states and the District of Columbia. Our primary market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. During September 2020, $508 million of indirect installment loans were transferred to loans held for sale in anticipation of a loan sale expected to close in the fourth quarter of 2020.
The following table shows certain information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	September 30, 2020	December 31, 2019
Commercial real estate:
Percent owner-occupied	28.3%	30.6%
Percent non-owner-occupied	71.8	69.4

Paycheck Protection Program

The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCE Act) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCE Act authorized an additional $320 billion of funding for PPP loans.
PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. Loans closed prior to June 5 2020, carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred until after a forgiveness determination is made, if submitted within ten months of the end of the loan forgiveness covered period. The loans are 100% guaranteed by the SBA. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. This fee is recognized in interest income over the contractual life of the loan under the effective yield method. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (Flexibility Act) which extended the term for new PPP loans to 5 years and permitted a lender to extend a 2-year PPP loan up to a 5-year term by mutual agreement of the lender and borrower. The Flexibility Act also gives the borrower the option of 24 weeks to distribute the funds, and a borrower can remain eligible for loan forgiveness by using at least 60% of the funds for payroll costs. The SBA announced that lenders will have 60 days to review PPP loan forgiveness applications and that the SBA will remit the forgiveness payments within 90 days of receipt of approved forgiveness applications. The SBA has also stated that it will commence the loan forgiveness process in October 2020.

As of September 30, 2020, we had approximately $2.5 billion of PPP net loans outstanding. PPP loan balances are included in the commercial and industrial category. Loan origination fees or costs, premiums or discounts are deferred and amortized over the contractual term of the loan or loan commitment period as an adjustment to the related loan yield. Given the 100% guarantee by the SBA, there is reduced risk of loss to us on these loans.

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
During the first quarter of 2020, the World Health Organization declared COVID-19 a pandemic. Subsequent to that declaration, the U.S. declared a national emergency concerning the COVID-19 contagion and certain states and local governments within our market footprint have likewise declared emergency conditions that have resulted in orders and guidelines that prohibited or imposed significant restriction on the operations of non-essential businesses. Interagency guidance was released to encourage bankers to work with their customers to provide some relief through loan modifications or other temporary concessions. We have been working with borrowers throughout 2020 to provide them with certain relief that falls within this guidance and within our underwriting standards. Therefore, for any payment or interest deferrals and modifications relating to COVID-19 for borrowers who were in good standing before COVID-19, they are not included in any TDR data presented in the following tables.

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 4.4

September 30, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,343	$1,810	$1,194	$1,086	$936	$2,071	$144	$8,584
Special Mention	10	31	58	74	60	166	3	402
Substandard	1	25	32	87	133	252	5	535
Total commercial real estate	1,354	1,866	1,284	1,247	1,129	2,489	152	9,521
Commercial and Industrial:
Risk Rating:
Pass	3,355	1,092	655	363	138	422	1,052	7,077
Special Mention	5	26	40	38	12	28	59	208
Substandard	4	31	55	40	7	46	79	262
Total commercial and industrial	3,364	1,149	750	441	157	496	1,190	7,547
Commercial Leases:
Risk Rating:
Pass	114	179	94	61	7	4	—	459
Special Mention	—	1	5	4	1	2	—	13
Substandard	8	3	2	1	1	—	—	15
Total commercial leases	122	183	101	66	9	6	—	487
Other Commercial:
Risk Rating:
Pass	21	—	—	—	—	3	40	64
Substandard	—	—	—	—	—	1	—	1
Total other commercial	21	—	—	—	—	4	40	65
Total commercial	4,861	3,198	2,135	1,754	1,295	2,995	1,382	17,620

CONSUMER
Direct Installment:
Current	525	370	226	160	188	489	—	1,958
Past due	—	1	1	1	2	14	—	19
Total direct installment	525	371	227	161	190	503	—	1,977
Residential Mortgages:
Current	862	803	344	437	367	661	2	3,476
Past due	1	5	5	6	6	32	—	55
Total residential mortgages	863	808	349	443	373	693	2	3,531
Indirect Installment:
Current	249	273	364	169	83	69	—	1,207
Past due	—	1	2	2	1	6	—	12
Total indirect installment	249	274	366	171	84	75	—	1,219
Consumer Lines of Credit:
Current	3	8	9	4	5	133	1,166	1,328
Past due	—	—	—	—	1	12	1	14
Total consumer lines of credit	3	8	9	4	6	145	1,167	1,342
Total consumer	1,640	1,461	951	779	653	1,416	1,169	8,069
Total loans and leases	$6,501	$4,659	$3,086	$2,533	$1,948	$4,411	$2,551	$25,689

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
The following tables present the December 31, 2019 summary of our commercial loans and leases by credit quality category segregated by loans and leases originated and loans acquired:
TABLE 4.5

	Commercial Loan and Lease Credit Quality Categories
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
December 31, 2019
Commercial real estate	$6,821	$171	$121	$1	$7,114
Commercial and industrial	4,768	149	144	2	5,063
Commercial leases	423	3	6	—	432
Other	20	—	1	—	21
Total originated commercial loans and leases	$12,032	$323	$272	$3	$12,630
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$1,603	$116	$127	$—	$1,846
Commercial and industrial	201	19	25	—	245
Total commercial loans acquired in a business combination	$1,804	$135	$152	$—	$2,091
Following is a table showing the December 31, 2019 consumer loans by payment status:
TABLE 4.6

	Consumer Loan Credit Quality by Payment Status
(in millions)	Performing	Non- Performing	Total
Originated Loans
December 31, 2019
Direct installment	$1,745	$13	$1,758
Residential mortgages	2,978	17	2,995
Indirect installment	1,919	3	1,922
Consumer lines of credit	1,086	6	1,092
Total originated consumer loans	$7,728	$39	$7,767
Loans Acquired in a Business Combination
December 31, 2019
Direct installment	$63	$—	$63
Residential mortgages	379	—	379
Consumer lines of credit	358	1	359
Total consumer loans acquired in a business combination	$800	$1	$801

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 4.7

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
September 30, 2020
Commercial real estate	$16	$—	$90	$106	$9,415	$9,521	$29
Commercial and industrial	8	—	55	63	7,484	7,547	14
Commercial leases	1	—	2	3	484	487	—
Other	—	1	1	2	63	65	—
Total commercial loans and leases	25	1	148	174	17,446	17,620	43
Direct installment	8	2	9	19	1,958	1,977	—
Residential mortgages	31	13	11	55	3,476	3,531	—
Indirect installment	9	—	3	12	1,207	1,219	—
Consumer lines of credit	5	2	7	14	1,328	1,342	—
Total consumer loans	53	17	30	100	7,969	8,069	—
Total loans and leases	$78	$18	$178	$274	$25,415	$25,689	$43

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2019
Commercial real estate	$10	$—	$26	$36	$7,078	$7,114
Commercial and industrial	9	—	28	37	5,026	5,063
Commercial leases	5	—	1	6	426	432
Other	—	—	1	1	20	21
Total commercial loans and leases	24	—	56	80	12,550	12,630
Direct installment	7	1	7	15	1,743	1,758
Residential mortgages	12	2	8	22	2,973	2,995
Indirect installment	15	1	3	19	1,903	1,922
Consumer lines of credit	5	1	3	9	1,083	1,092
Total consumer loans	39	5	21	65	7,702	7,767
Total originated loans and leases	$63	$5	$77	$145	$20,252	$20,397

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount) Premium	Total Loans
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$12	$28	$3	$43	$1,942	$(139)	$1,846
Commercial and industrial	2	3	—	5	259	(19)	245
Total commercial loans	14	31	3	48	2,201	(158)	2,091
Direct installment	3	—	—	3	60	—	63
Residential mortgages	8	4	—	12	382	(15)	379
Consumer lines of credit	7	2	1	10	357	(8)	359
Total consumer loans	18	6	1	25	799	(23)	801
Total loans acquired in a business combination	$32	$37	$4	$73	$3,000	$(181)	$2,892

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
(2)    Past due information for loans acquired in a business combination is based on the contractual balance outstanding at December 31, 2019.
Following is a summary of non-performing assets:
TABLE 4.8

(dollars in millions)	September 30, 2020	December 31, 2019
Non-accrual loans	$178	$81
Troubled debt restructurings	—	22
Total non-performing loans	178	103
Other real estate owned	20	26
Total non-performing assets	$198	$129
Asset quality ratios:
Non-performing loans / total loans and leases	0.69%	0.44%
Non-performing assets + 90 days past due + OREO / total loans and leases + OREO	0.84%	0.73%
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $2.9 million at September 30, 2020 and $3.3 million at December 31, 2019. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at September 30, 2020 and December 31, 2019 totaled $10.7 million and $9.2 million, respectively.
Approximately $112 million of commercial loans are collateral dependent at September 30, 2020. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Troubled Debt Restructurings
TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Consistent with the CARES Act and interagency guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. As of September 30, 2020, we had $792 million in loans that have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic. Also, consistent with the CARES Act and the interagency guidelines, such modifications are not included in our TDR totals.
Following is a summary of the composition of total TDRs:
TABLE 4.9

(in millions)	September 30, 2020	December 31, 2019
Accruing	$61	$41
Non-accrual	33	15
Total TDRs	$94	$56

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the nine months ended September 30, 2020, we returned to accruing status $6.9 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $1.6 million at September 30, 2020 compared to less than $0.5 million at December 31, 2019, and pooled reserves for individual loans of $3.4 million and $0.8 million for those same periods, respectively, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment loss given default. Our ACL included pooled reserves for these classes of loans of $4.6 million for September 30, 2020 and $4.1 million for December 31, 2019. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 4.10

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	7	$2	$2	23	$8	$6
Commercial and industrial	4	—	—	19	3	2
Other	—	—	—	1	—	—
Total commercial loans	11	2	2	43	11	8
Direct installment	14	1	1	50	3	3
Residential mortgages	2	1	1	18	3	2
Consumer lines of credit	9	—	—	36	1	1
Total consumer loans	25	2	2	104	7	6
Total	36	$4	$4	147	$18	$14

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	4	$—	$—	16	$4	$4
Commercial and industrial	1	—	—	14	5	3
Total commercial loans	5	—	—	30	9	7
Direct installment	15	1	1	47	2	2
Residential mortgages	4	1	1	14	1	1
Consumer lines of credit	7	—	—	20	1	1
Total consumer loans	26	2	2	81	4	4
Total	31	$2	$2	111	$13	$11
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.11

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	8	$3
Commercial and industrial	1	—	3	—
Total commercial loans	1	—	11	3
Direct installment	4	$—	12	$1
Residential mortgages	—	—	2	—
Consumer lines of credit	1	—	3	—
Total consumer loans	5	—	17	1
Total	6	$—	28	$4

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold.
TABLE 4.12

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	1	$—	5	$1
Commercial and industrial	—	—	1	—
Total commercial loans	1	—	6	1
Direct installment	1	—	4	—
Residential mortgages	—	—	1	—
Consumer lines of credit	1	—	1	—
Total consumer loans	2	—	6	—
Total	3	$—	12	$1

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

NOTE 5.    ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
Beginning January 1, 2020, the former incurred loss method was replaced with the CECL method to calculate estimated loan loss. The ACL addresses credit losses expected in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the Consolidated Balance Sheets. Loan and lease losses are charged off against the ACL, with recoveries of amounts previously charged off credited to the ACL. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the appropriate level of the ACL. Included in Table 5.1 is the impact to the ACL from our CECL (ASC 326) adoption on January 1, 2020. All prior periods are presented using the incurred loss method which was the accounting method in place at the time of the respective financial statements.

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2020
Commercial real estate	$163	$(3)	$1	$(2)	$23	$184
Commercial and industrial	98	(17)	1	(16)	11	93
Commercial leases	17	—	—	—	—	17
Other	1	(1)	—	(1)	1	1
Total commercial loans and leases	279	(21)	2	(19)	35	295
Direct installment	25	—	—	—	(1)	24
Residential mortgages	33	(1)	1	—	(2)	31
Indirect installment	17	(1)	1	—	(5)	12
Consumer lines of credit	11	—	—	—	—	11
Total consumer loans	86	(2)	2	—	(8)	78
Total allowance for credit losses on loans and leases	$365	$(23)	$4	$(19)	$27	$373

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial ACL on PCD Loans	Balance at End of Period
Nine Months Ended September 30, 2020
Commercial real estate	$60	$(8)	$6	$(2)	$48	$38	$40	$184
Commercial and industrial	53	(25)	3	(22)	50	8	4	93
Commercial leases	11	—	—	—	6	—	—	17
Other	9	(3)	—	(3)	4	(9)	—	1
Total commercial loans and leases	133	(36)	9	(27)	108	37	44	295
Direct installment	13	(1)	—	(1)	1	10	1	24
Residential mortgages	22	(1)	1	—	(1)	6	4	31
Indirect installment	19	(6)	3	(3)	(6)	2	—	12
Consumer lines of credit	9	(2)	—	(2)	3	—	1	11
Total consumer loans	63	(10)	4	(6)	(3)	18	6	78
Total allowance on loans and leases	$196	$(46)	$13	$(33)	$105	$55	$50	$373

This expected loss model takes into consideration the expected losses over the expected life of the loan compared to the incurred loss model under the prior standard. At the time of CECL adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCI loan balances and the ACL of $50 million. Included in the CECL adoption impact was an increase to our AULC of $10 million. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through-the-cycle mean was calculated using an expanded period to include a prior recessionary period.
COVID-19 Impacts
Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we are utilizing a third-party recessionary macroeconomic forecast scenario for ACL modeling purposes. This scenario captures forecasted macroeconomic variables as of mid-September to ensure our ACL calculation considers the most recently available macroeconomic data in a quickly evolving environment at quarter-end. Macroeconomic variables that we utilized from this scenario include but are not limited to: (i) gross domestic product, which reflects a contraction of up to 7.0% from the beginning of 2020 with average annual increases not occurring until mid-2021, (ii) the Dow Jones Industrial Average, which remains below peak levels throughout the R&S forecast period, (iii) unemployment, which averages 10% over the R&S forecast period and (iv) the Volatility Index, which remains elevated in the fourth quarter of 2020 before declining to pre-pandemic levels in mid-2021.

The ACL of $373.0 million at September 30, 2020 increased $177.1 million, or 90.4%, from December 31, 2019 and reflects the Day 1 CECL adoption increase to the ACL of $105.3 million on January 1, 2020. Our ending ACL coverage ratio at September 30, 2020 was 1.45%. Total provision for credit losses for the three months ended September 30, 2020 was $27.2 million. Net charge-offs were $19.3 million during the three months ended September 30, 2020, compared to $6.4 million during the three months ended September 30, 2019, with the increase primarily due to commercial charge-offs taken against credits that were somewhat impacted by COVID-19. Total provision for credit losses for the nine months ended September 30, 2020 was $105.2 million. Net charge-offs were $33.4 million during the nine months ended September 30, 2020, compared to $23.0 million during the nine months ended September 30, 2019, with the increase primarily due to the aforementioned commercial charge-offs that occurred during the third quarter, which was partially offset by higher commercial recoveries in the current period as compared to the prior year.

Following is a summary of changes in the ACL, by loan and lease class:

TABLE 5.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2019
Commercial real estate	$61	$(1)	$—	$(1)	$(2)	$58
Commercial and industrial	52	(3)	1	(2)	7	57
Commercial leases	9	—	—	—	1	10
Other	1	—	—	—	1	2
Total commercial loans and leases	123	(4)	1	(3)	7	127
Direct installment	13	—	—	—	(1)	12
Residential mortgages	20	—	—	—	3	23
Indirect installment	18	(3)	1	(2)	2	18
Consumer lines of credit	9	—	—	—	—	9
Total consumer loans	60	(3)	1	(2)	4	62
Total allowance for credit losses on originated loans and leases	183	(7)	2	(5)	11	189
Purchased credit-impaired loans	1	—	—	—	—	1
Other acquired loans	4	(2)	1	(1)	1	4
Total allowance for credit losses on acquired loans	5	(2)	1	(1)	1	5
Total allowance for credit losses	$188	$(9)	$3	$(6)	$12	$194
Nine Months Ended September 30, 2019
Commercial real estate	$55	$(3)	$1	$(2)	$5	$58
Commercial and industrial	49	(7)	3	(4)	12	57
Commercial leases	8	—	—	—	2	10
Other	2	(2)	—	(2)	2	2
Total commercial loans and leases	114	(12)	4	(8)	21	127
Direct installment	14	(1)	—	(1)	(1)	12
Residential mortgages	20	(1)	—	(1)	4	23
Indirect installment	15	(8)	3	(5)	8	18
Consumer lines of credit	10	(1)	—	(1)	—	9
Total consumer loans	59	(11)	3	(8)	11	62
Total allowance on originated loans and leases	173	(23)	7	(16)	32	189
Purchased credit-impaired loans	1	—	—	—	—	1
Other loans acquired in a business combination	6	(9)	2	(7)	5	4
Total allowance on loans acquired in a business combination	7	(9)	2	(7)	5	5
Total allowance for credit losses	$180	$(32)	$9	$(23)	$37	$194

Following is a summary of the individual and collective ACL and corresponding loan and lease balances by class:
TABLE 5.3

	Allowance for Credit Losses		Loans and Leases Outstanding
(in millions)	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans and Leases	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2019
Commercial real estate	$2	$58	$7,114	$13	$7,101
Commercial and industrial	2	51	5,063	17	5,046
Commercial leases	—	11	432	—	432
Other	—	2	21	—	21
Total commercial loans and leases	4	122	12,630	30	12,600
Direct installment	—	13	1,758	—	1,758
Residential mortgages	—	22	2,995	—	2,995
Indirect installment	—	19	1,922	—	1,922
Consumer lines of credit	—	9	1,092	—	1,092
Total consumer loans	—	63	7,767	—	7,767
Total	$4	$185	$20,397	$30	$20,367

The above table excludes loans acquired in a business combination that were pooled into groups of loans for evaluating impairment.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	September 30, 2020	December 31, 2019
Mortgage loans sold with servicing retained	$4,626	$4,686

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Mortgage loans sold with servicing retained	$466	$354	$1,142	$937
Pretax net gains resulting from above loan sales (1)	25	10	47	23
Mortgage servicing fees (1)	3	3	9	8
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.

Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Balance at beginning of period	$34.0	$38.0	$42.6	$36.8
Additions	4.5	3.5	11.0	9.8
Payoffs and curtailments	(4.6)	(0.5)	(10.5)	(1.8)
(Impairment) / recovery	0.5	(0.3)	(7.5)	(2.9)
Amortization	(0.6)	(1.9)	(1.8)	(3.1)
Balance at end of period	$33.8	$38.8	$33.8	$38.8
Fair value, beginning of period	$34.0	$39.8	$45.0	$41.1
Fair value, end of period	33.8	40.5	33.8	40.5
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	September 30, 2020	December 31, 2019
Weighted average life (months)	62.3	78.9
Constant prepayment rate (annualized)	14.5%	10.6%
Discount rate	9.6%	9.7%
Effect on fair value due to change in interest rates:
+0.25%	$2	$3
+0.50%	5	5
-0.25%	(2)	(3)
-0.50%	(3)	(5)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $9.1 million valuation allowance for MSRs as of September 30, 2020, compared to $1.5 million at December 31, 2019.

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
In connection with the preparation of the third quarter 2020 financial statements, we concluded that it was more likely than not that the fair value of our Community Banking reporting unit was below its carrying amount due to a sustained decline in bank stock valuations, which was primarily attributable to the systemic near-term uncertainty of COVID-19 and its full impact on the global economy which caused an unprecedented shock in interest rates and equity valuations. Therefore, we performed an interim quantitative assessment of our Community Banking reporting unit as of September 30, 2020. Factors considered in the interim quantitative analysis included: the uncertainty due to the COVID-19 pandemic on our customers and our businesses and revisions to our 2020 annual operating plan due to the COVID-19 pandemic, which established revised expectations and priorities for the remainder of 2020 in response to current market factors, such as lower revenue growth and net interest margin expectations.
The September 30, 2020 interim quantitative assessment for our Community Banking reporting unit, with $2.2 billion of allocated goodwill, resulted in an excess fair value over its carrying amount of less than 5%, which is stable from June 30, 2020. Based on the results of the interim quantitative impairment assessments, there were no impairments for the periods presented. Although not impaired, the fair value of our Community Banking reporting unit remains relatively close to carrying value. As margins for fair value over carrying amount decline, the risk of future impairment increases if any assumptions, estimates, or market factors change in the future. The annual test for impairment is performed in the fourth quarter each year and will include an update to our long-range forecast.
Other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this annual test in 2019 and determined that our other intangible assets are not impaired. There were no impairment indicators for other intangible assets as of September 30, 2020.

NOTE 8.    OPERATING LEASES

We have operating leases primarily for certain branches, office space, land, and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of September 30, 2020, we had operating lease right-of-use assets and operating lease liabilities of $116.6 million and $124.2 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 30, 2020, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $28 million in right-of-use assets and other liabilities. These operating leases are currently expected to commence in 2020 with lease terms of 11 years to 16 years.

The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2020	2019	2020	2019
Operating lease cost	$7	$6	$20	$20
Short-term lease cost	1	1	1	1
Variable lease cost	1	1	3	3
Total lease cost	$9	$8	$24	$24

Other information related to leases is as follows:
TABLE 8.2

	Nine Months Ended September 30,
(dollars in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$19
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5	22
Weighted average remaining lease term (years):
Operating leases	9.51	9.78
Weighted average discount rate:
Operating leases	2.8%	3.0%

Maturities of operating lease liabilities were as follows:
TABLE 8.3

(in millions)	September 30, 2020
2020	$6
2021	24
2022	19
2023	15
2024	13
Later years	67
Total lease payments	144
Less: imputed interest	(20)
Present value of lease liabilities	$124

As a lessor we offer commercial leasing services to customers in need of new or used equipment primarily within our market areas of Pennsylvania, Ohio, Maryland, North Carolina, South Carolina and West Virginia. Additional information relating to commercial leasing is provided in Note 4, “Loans and Leases” in the Notes to Consolidated Financial Statements.

NOTE 9.     VARIABLE INTEREST ENTITIES
We evaluate our interest in certain entities to determine if these entities meet the definition of a VIE and whether we are the primary beneficiary and required to consolidate the entity based on the variable interest we hold both at inception and when there is a change in circumstances that requires a reconsideration.
Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which we hold an interest, but are not the primary beneficiary, at September 30, 2020 and December 31, 2019.
TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2020
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	121	51	121
Other investments	32	8	32
Total	$154	$125	$153
December 31, 2019
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	120	60	120
Other investments	33	10	33
Total	$154	$136	$153
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
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.2

(in millions)	September 30, 2020	December 31, 2019
Proportional amortization method investments included in other assets	$67	$55
Equity method investments included in other assets	3	5
Total LIHTC investments included in other assets	$70	$60
Unfunded LIHTC commitments	$51	$60
The following table summarizes the impact of these LIHTC investments on specific line items of our Consolidated Statements of Income:
TABLE 9.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Non-interest income:
Amortization of tax credit investments under equity method, net of tax benefit	$—	$—	$1	$1
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$2	$2	$8	$6
Low-income housing tax credits	(3)	(3)	(9)	(7)
Other tax benefits related to tax credit investments	—	—	(2)	(1)
Total provision for income taxes	$(1)	$(1)	$(3)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, and other equity method investments.

NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	September 30, 2020	December 31, 2019
Securities sold under repurchase agreements	$405	$278
Federal Home Loan Bank advances	1,380	2,255
Federal funds purchased	—	575
Subordinated notes	114	108
Total short-term borrowings	$1,899	$3,216
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of September 30, 2020 or December 31, 2019. At September 30, 2020, $1.4 billion, or 100.0%, of the short-term FHLB advances were swapped to a fixed rate with maturities ranging from 2020 through 2024. This compares to $1.5 billion, or 64.5%, as of December 31, 2019.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	September 30, 2020	December 31, 2019
Federal Home Loan Bank advances	$700	$935
Senior notes	298	—
Subordinated notes	84	90
Junior subordinated debt	66	66
Other subordinated debt	249	249
Total long-term borrowings	$1,397	$1,340
Our banking affiliate has available credit with the FHLB of $8.4 billion, of which $2.1 billion was utilized as of September 30, 2020. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2022. Effective interest rates paid on the long-term advances ranged from 0.30% to 2.45% for the nine months ended September 30, 2020 and 1.62% to 2.71% for the year ended December 31, 2019.
During the third quarter of 2020, we reduced higher rate outstanding FHLB borrowings by $415.0 million, which resulted in a loss on debt extinguishment and related hedge termination costs of $13.3 million reported in other non-interest income on the Consolidated Statements of Income.
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

The following table provides information relating to our senior debt and other subordinated debt as of September 30, 2020. These debt issuances are fixed-rate, with the exception of the debt offering in 2019, which is fixed-to-floating rate after February 14, 2024. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (2)	Carrying Value	Stated Maturity Date	Interest Rate
2.20% Senior Notes due February 24, 2023	$300	$298	$298	2/24/2023	2.20%
4.95% Fixed-To-Floating Rate Subordinated Notes due 2029	120	118	119	2/14/2029	4.95%
4.875% Subordinated Notes due 2025	100	98	99	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (1)	38	46	31	8/12/2023	7.625%
Total	$558	$560	$547
(1) Assumed from a prior acquisition and adjusted to fair value at the time of acquisition.
(2) After deducting underwriting discounts and commissions and offering costs. For the debt assumed from a prior acquisition, this is the fair value of the debt at the time of the acquisition.
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
The following table provides information relating to the Trusts as of September 30, 2020:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	1.90%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	1.57%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	1.68%	LIBOR + 146 bps
Total	$72	$3	$66

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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	September 30, 2020			December 31, 2019
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,580	$3	$—	$1,655	$1	$—
Interest rate swaps – not designated	4,601	—	42	3,640	—	23
Total subject to master netting arrangements	6,181	3	42	5,295	1	23
Not subject to master netting arrangements:
Interest rate swaps – not designated	4,601	397	—	3,640	149	1
Interest rate lock commitments – not designated	532	22	—	163	3	—
Forward delivery commitments – not designated	479	1	2	195	1	1
Credit risk contracts – not designated	445	—	1	265	—	—
Total not subject to master netting arrangements	6,057	420	3	4,263	153	2
Total	$12,238	$423	$45	$9,558	$154	$25
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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2020	2019		2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(42)	$(31)	Interest income (expense)	$(9)	$2
			Other income (expense)	(9)	$—

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Nine months ended September 30,
	2020		2019
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$750	$31	$819	$66
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships	—	—	—	—
Interest rate contracts	—	—	—	—
Amount of gain (loss) reclassified from AOCI into net income	2	(11)	(1)	3
Amount of gain (loss) reclassified from AOCI into income as a result of that a forecasted transaction is no longer probable of occurring	—	—	—	—
As of September 30, 2020, the maximum length of time over which forecasted interest cash flows are hedged is 4.1 years. In the twelve months that follow September 30, 2020, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $18.7 million ($14.5 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2020. During the third quarter of 2020, we terminated $225.0 million notional value of interest rate contracts - designated subject to master netting arrangements.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the nine months ended September 30, 2020 and 2019, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 14 "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Interest rate swap agreements with loan customers and with the offsetting counterparties are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $302.5 million as of September 30, 2020 have remaining terms ranging from one month to twenty years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.7 million at September 30, 2020 and $0.3 million at December 31, 2019. The fair values of risk participation agreements purchased and sold were $0.3 million and $0.7 million, respectively, at September 30, 2020 and $0.1 million and $0.3 million, respectively at December 31, 2019.

The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Nine Months Ended September 30,
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.3 million and $0.1 million as of September 30, 2020 and December 31, 2019, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
September 30, 2020
Derivative Assets
Interest rate contracts:
Designated	$3	$—	$3	$—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$42	$—	$42	$—
Total	$42	$—	$42	$—

December 31, 2019
Derivative Assets
Interest rate contracts:
Designated	$1	$1	$—	$—
Total	$1	$1	$—	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$23	$23	$—	$—
Total	$23	$23	$—	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	September 30, 2020	December 31, 2019
Commitments to extend credit	$9,121	$8,089
Standby letters of credit	156	150
At September 30, 2020, funding of 75.5% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $14.8 million at September 30, 2020.
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

NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 2,004,895 and 1,182,197 restricted stock units during the nine months ended September 30, 2020 and 2019, respectively, including 571,932 and 353,656 performance-based restricted stock units during those same periods, respectively. As of September 30, 2020, we had available up to 5,525,700 shares of common stock to issue under this Plan, which includes 4,640,000 additional shares registered during the third quarter of 2020.

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Nine Months Ended September 30,
	2020		2019
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	2,858,357	$12.56	2,556,174	$13.51
Granted	2,004,895	5.95	1,182,197	10.94
Net adjustment due to performance	47,290	13.00	—	—
Vested	(592,602)	14.50	(655,208)	13.15
Forfeited/expired	(169,552)	13.05	(325,253)	12.72
Dividend reinvestment	173,990	6.99	80,738	11.62
Unvested units outstanding at end of period	4,322,378	9.45	2,838,648	12.54
The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Nine Months Ended September 30,
	2020	2019
Stock-based compensation expense	$13	$8
Tax benefit related to stock-based compensation expense	3	2
Fair value of units vested	4	7

As of September 30, 2020, there was $13.8 million of unrecognized compensation cost related to unvested restricted stock units, including $0.9 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. Stock-based compensation expense increased $5.4 million, or 65% for the nine months ended September 30, 2020, compared to the same period of 2019, as we made a change to long-term stock-based compensation retirement vesting that resulted in accelerated grant date expense recognition for certain 2020 awards, with full expense recognition on grant date instead of recognizing the same expense amount over a 36-month vesting period. These awards are not released until the three-year service period is complete or the specified performance criteria is met over the three-year period.
The components of the restricted stock units as of September 30, 2020 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,987,784	1,334,594	4,322,378
Unrecognized compensation expense	$11	$3	$14
Intrinsic value	$20	$9	$29
Weighted average remaining life (in years)	1.86	1.31	1.69

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of September 30, 2020, we had 207,030 stock options outstanding and exercisable at a weighted average exercise price per share of $8.42, compared to 397,628 stock options outstanding and exercisable at a weighted average exercise price per share of $8.10 as of September 30, 2019.
The intrinsic value of outstanding and exercisable stock options at September 30, 2020 was $0.1 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Current income taxes:
Federal taxes	$16	$(3)	$62	$24
State taxes	1	—	6	3
Total current income taxes	17	(3)	68	27
Deferred income taxes:
Federal taxes	—	19	(24)	34
State taxes	—	1	—	2
Total deferred income taxes	—	20	(24)	36
Total income taxes	$17	$17	$44	$63
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	17.0%	14.5%	17.0%	17.8%
The effective tax rate for the nine months ended September 30, 2020 and September 30, 2019 was lower than the statutory tax rate of 21% due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to lower pre-tax income levels in the 2020 COVID-19 environment. However, the higher effective tax rate of 17.0% in the third quarter of 2020 compared to 14.5% in the third quarter of 2019 is due to the recognition of renewable energy investment tax credits in the third quarter of 2019.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $52.6 million and $25.1 million at September 30, 2020 and December 31, 2019, respectively.

NOTE 15.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2020
Balance at beginning of period	$11	$(18)	$(58)	$(65)
Other comprehensive (loss) income before reclassifications	63	(32)	1	32
Amounts reclassified from AOCI	—	7	—	7
Net current period other comprehensive (loss) income	63	(25)	1	39
Balance at end of period	$74	$(43)	$(57)	$(26)
The amounts reclassified from AOCI related to debt securities AFS are included in net securities gains on the Consolidated Statements of Income, while the amounts reclassified from AOCI related to derivative instruments in cash flow hedge programs are included in interest income on loans and leases on the Consolidated Statements of Income.
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2020	2019	2020	2019
Net income	$83	$103	$214	$292
Less: Preferred stock dividends	2	2	6	6
Net income available to common stockholders	$81	$101	$208	$286
Basic weighted average common shares outstanding	323,379,720	325,031,140	323,642,925	324,875,436
Net effect of dilutive stock options, warrants and restricted stock	2,283,060	1,068,730	2,051,221	893,725
Diluted weighted average common shares outstanding	325,662,780	326,099,870	325,694,146	325,769,161
Earnings per common share:
Basic	$0.25	$0.31	$0.64	$0.88
Diluted	$0.25	$0.31	$0.64	$0.88

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 16.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Average shares excluded from the diluted earnings per common share calculation	44,755	1	22,263	122

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Nine Months Ended September 30,
	2020	2019
(in millions)
Interest paid on deposits and other borrowings	$179	$248
Income taxes paid	34	40
Transfers of loans to other real estate owned	2	5
Loans transferred to held for sale from portfolio	508	389
Loans transferred to portfolio from held for sale	—	110

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
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2020
Interest income	$273	$—	$—	$—	$273
Interest expense	41	—	—	5	46
Net interest income	232	—	—	(5)	227
Provision for credit losses	27	—	—	—	27
Non-interest income	63	12	7	(2)	80
Non-interest expense (1)	162	8	5	2	177
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	18	1	1	(3)	17
Net income (loss)	85	3	1	(6)	83
Total assets	37,315	36	36	54	37,441
Total intangibles	2,282	9	28	—	2,319
At or for the Three Months Ended September 30, 2019
Interest income	$314	$—	$—	$—	$314
Interest expense	79	—	—	5	84
Net interest income	235	—	—	(5)	230
Provision for credit losses	12	—	—	—	12
Non-interest income	65	12	5	(2)	80
Non-interest expense (1)	158	8	4	4	174
Amortization of intangibles	3	—	1	—	4
Income tax expense (benefit)	19	1	—	(3)	17
Net income (loss)	108	3	—	(8)	103
Total assets	34,207	29	36	57	34,329
Total intangibles	2,294	10	29	—	2,333
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2020
Interest income	$859	$—	$—	$1	$860
Interest expense	155	—	—	17	172
Net interest income	704	—	—	(16)	688
Provision for credit losses	105	—	—	—	105
Non-interest income	180	36	18	(8)	226
Non-interest expense (1)	495	26	14	6	541
Amortization of intangibles	9	—	1	—	10
Income tax expense (benefit)	47	2	1	(6)	44
Net income (loss)	228	8	2	(24)	214
Total assets	37,315	36	36	54	37,441
Total intangibles	2,282	9	28	—	2,319
At or for the Nine Months Ended September 30, 2019
Interest income	$940	$—	$—	$1	$941
Interest expense	236	—	—	14	250
Net interest income	704	—	—	(13)	691
Provision for credit losses	37	—	—	—	37
Non-interest income	177	35	14	(6)	220
Non-interest expense (1)	462	26	12	8	508
Amortization of intangibles	10	—	1	—	11
Income tax expense (benefit)	66	2	—	(5)	63
Net income (loss)	306	7	1	(22)	292
Total assets	34,207	29	36	57	34,329
Total intangibles	2,294	10	29	—	2,333
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$300	$—	$—	$300
U.S. government agencies	—	160	—	160
U.S. government-sponsored entities	—	137	—	137
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,096	—	1,096
Agency collateralized mortgage obligations	—	976	—	976
Commercial mortgage-backed securities	—	416	—	416
States of the U.S. and political subdivisions (municipals)	—	14	—	14
Other debt securities	—	2	—	2
Total debt securities available for sale	300	2,801	—	3,101
Loans held for sale	—	138	—	138
Derivative financial instruments
Trading	—	397	—	397
Not for trading	—	4	22	26
Total derivative financial instruments	—	401	22	423
Total assets measured at fair value on a recurring basis	$300	$3,340	$22	$3,662
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$42	$—	$42
Not for trading	—	3	—	3
Total derivative financial instruments	—	45	—	45
Total liabilities measured at fair value on a recurring basis	$—	$45	$—	$45

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$151	$—	$151
U.S. government-sponsored entities	—	226	—	226
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,314	—	1,314
Agency collateralized mortgage obligations	—	1,240	—	1,240
Commercial mortgage-backed securities	—	345	—	345
States of the U.S. and political subdivisions (municipals)	—	11	—	11
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,289	—	3,289
Loans held for sale	—	41	—	41
Derivative financial instruments
Trading	—	149	—	149
Not for trading	—	2	3	5
Total derivative financial instruments	—	151	3	154
Total assets measured at fair value on a recurring basis	$—	$3,481	$3	$3,484
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$24	$—	$24
Not for trading	—	1	—	1
Total derivative financial instruments	—	25	—	25
Total liabilities measured at fair value on a recurring basis	$—	$25	$—	$25

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2020
Balance at beginning of period	$3	$3
Purchases, issuances, sales and settlements:
Issuances	22	22
Settlements	(3)	(3)
Balance at end of period	$22	$22
Year Ended December 31, 2019
Balance at beginning of period	$1	$1
Purchases, issuances, sales and settlements:
Issuances	3	3
Settlements	(1)	(1)
Balance at end of period	$3	$3

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2020 or 2019.
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
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2020
Collateral dependent loans	$—	$—	$45	$45
Other real estate owned	—	—	9	9
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	34	34
December 31, 2019
Impaired loans	$—	$—	$5	$5
Other real estate owned	—	—	4	4
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	30	30

Substantially all of the fair value amounts in the table above were estimated at a date during the nine months or twelve months ended September 30, 2020 and December 31, 2019, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. MSRs measured at fair value on a non-recurring basis of $42.7 million had a valuation allowance of $9.1 million, bringing the September 30, 2020 carrying value to $33.7 million. The valuation allowance includes a provision expense of $7.5 million included in earnings for the nine months ended September 30, 2020.
Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2020 had a carrying amount of $45.3 million, which includes an allocated ACL of $25.4 million. The ACL includes a provision applicable to the current period fair value measurements of $32.0 million, which was included in provision for credit losses for the nine months ended September 30, 2020.
OREO with a carrying amount of $10.4 million was written down to $9.2 million, resulting in a loss of $1.2 million, which was included in earnings for the nine months ended September 30, 2020.
Fair Value of Financial Instruments
Refer to Note 24 "Fair Value Measurements" to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2020
Financial Assets
Cash and cash equivalents	$900	$900	$900	$—	$—
Debt securities available for sale	3,101	3,101	300	2,801	—
Debt securities held to maturity	2,966	3,072	—	3,072	—
Net loans and leases, including loans held for sale	25,996	25,872	—	138	25,734
Loan servicing rights	37	37	—	—	37
Derivative assets	423	423	—	401	22
Accrued interest receivable	90	90	90	—	—
Financial Liabilities
Deposits	28,836	28,882	24,811	4,071	—
Short-term borrowings	1,899	1,904	1,904	—	—
Long-term borrowings	1,397	1,379	—	—	1,379
Derivative liabilities	45	45	—	45	—
Accrued interest payable	14	14	14	—	—
December 31, 2019
Financial Assets
Cash and cash equivalents	$599	$599	$599	$—	$—
Debt securities available for sale	3,289	3,289	—	3,289	—
Debt securities held to maturity	3,275	3,305	—	3,305	—
Net loans and leases, including loans held for sale	23,144	22,930	—	41	22,889
Loan servicing rights	46	48	—	—	48
Derivative assets	154	154	—	151	3
Accrued interest receivable	109	109	109	—	—
Financial Liabilities
Deposits	24,786	24,797	20,058	4,739	—
Short-term borrowings	3,216	3,219	3,219	—	—
Long-term borrowings	1,340	1,355	—	—	1,355
Derivative liabilities	25	25	—	25	—
Accrued interest payable	21	21	21	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and nine-month periods ended September 30, 2020 and 2019. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020. Our results of operations for the nine months ended September 30, 2020 are not necessarily indicative of results expected for the full year.

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
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business and economic circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the FRB, UST, OCC and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economic environment; and (iv) the impacts of tariffs or other trade policies of the U.S. or its global trading partners.
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
•Business and operating results can also be affected by widespread natural and other disasters, pandemics, including the COVID-19 pandemic crisis, dislocations, terrorist activities, system failures, security breaches, significant political events, cyber-attacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.
•Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain management. These developments could include:
◦Changes resulting from a U.S. presidential administration or legislative and regulatory reforms, including changes affecting oversight of the financial services industry, regulatory obligations or restrictions, consumer protection, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
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
•The COVID-19 pandemic and the regulatory and governmental actions implemented in response to COVID-19 have resulted in significant deterioration and disruption in financial markets, national and local economic conditions and record levels of unemployment and could have a material impact on, among other things, our business, financial condition, results of operations or liquidity, or on our management, employees, customers and critical vendors and suppliers. In view of the many unknowns associated with the COVID-19 pandemic, our forward-looking statements continue to be subject to various conditions that may be substantially different than what we are currently expecting, including, but not limited to, a weakened U.S. economic recovery, prolonged economic recovery, deterioration of commercial and consumer customer fundamentals and sentiments, and impairment of the recovery of the U.S. labor market. As a result, the COVID-19 outbreaks and its consequences, including responsive measures to manage it and the uncertainty regarding its duration, may possibly have a material adverse impact on our business, operations and financial performance.
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

APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 under the heading “Application of Critical Accounting Policies”. On January 1, 2020, we adopted CECL. Under the CECL methodology, the ACL represents the expected lifetime credit losses on loans and leases that we don't expect to collect. Additionally, see our critical accounting policy on goodwill and other intangible assets.

Allowance for Credit Losses
The ACL is a valuation account that is deducted from the amortized cost basis of loans and leases resulting in the net amount expected to be collected. We charge off loans against the ACL in accordance with our policies or if a loss confirming event occurs. Expected recoveries do not exceed the aggregate of the amounts previously charged off and expected to be charged off.

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

The value of goodwill and other identifiable intangibles is dependent upon our ability to provide high-quality, cost-effective services in the face of competition. As such, these values are supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or our inability to deliver cost-effective services over sustained periods can lead to impairment in value, which could result in additional expense and adversely impact earnings in future periods.

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform impairment testing during the fourth quarter of each year, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary. In connection with the preparation of the third quarter 2020 financial statements, we concluded that it was more likely than not that the fair value of our Community Banking reporting unit was below its carrying amount due to a sustained decline in bank stock valuations, which was primarily attributable to the systemic near-term uncertainty of COVID-19 and its full impact on the global economy which caused an unprecedented shock in interest rates and equity valuations. Therefore, we performed an interim quantitative assessment of our Community Banking reporting unit. The September 30, 2020 interim quantitative assessment for our Community Banking reporting unit, with $2.2 billion of allocated goodwill, resulted in an excess fair value over its carrying amount of less than 5%, which is stable from June 30, 2020. Based on the results of the interim quantitative impairment assessments, there were no impairments for the periods presented. Although not impaired, the fair value of our Community Banking reporting unit remains relatively close to carrying value.

As margins for fair value over carrying amount decline, the risk of future impairment increases if any assumptions, estimates, or market factors change in the future. We expect COVID-19 will continue to have a significant impact during the remainder of 2020 resulting in lower revenue growth and compressed net interest margins. Given the uncertainty related to the severity and length of the pandemic, and the impact across the financial services industry, we may be required to record impairment in the future. Any impairment charge would not affect our capital ratios, tangible common equity, tangible book value per share or liquidity position. Determining fair values of each reporting unit, of its individual assets and liabilities, and also of other identifiable intangible assets requires considering market information that is publicly available, as well as the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Inputs and assumptions used in estimating fair value include projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates and an evaluation of market comparables and recent transactions. The annual test for impairment is performed in the fourth quarter each year and will include an update to our long-range forecast.

See Note 1, “Summary of Significant Accounting Policies” and Note 7, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for further discussion of accounting for goodwill and other intangible assets.

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, allowance for credit losses to loans and leases, excluding PPP loans, pre-provision net revenue to average tangible common equity, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.

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
Management believes charges such as branch consolidation costs, certain service charge refunds and COVID-19 expenses are not organic costs to run our operations and facilities. These charges are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special Company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.
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

FINANCIAL SUMMARY
Net income available to common stockholders for the third quarter of 2020 was $80.8 million or $0.25 per diluted common share, compared to net income available to common stockholders for the third quarter of 2019 of $100.7 million or $0.31 per diluted common share. On an operating basis, the third quarter of 2020 earnings per diluted common share (non-GAAP) was $0.26, excluding $0.01 for significant items.
We achieved positive third quarter financial results during this challenging economic environment prompted by the global pandemic. Our performance is directly attributable to our resilient business model, which is based upon the deployment of technology and expansion into attractive new markets. The financial results reflect continued average loan and deposit growth and record fee income levels. We also strengthened our capital ratios while sustaining our quarterly dividend.
Income Statement Highlights (Third quarter of 2020 compared to third quarter of 2019, except as noted)
•Total revenue of $307.1 million, compared to $309.8 million, down 0.9%, and up 0.5% compared to $305.6 million in the second quarter of 2020.

•Net income available to common stockholders was $80.8 million, compared to $100.7 million, down 19.8% from the third quarter of 2019, and down slightly compared to $81.6 million in the second quarter of 2020.

•Earnings per diluted common share were $0.25, compared to $0.31, down 19.4% in the third quarter of 2019, and flat compared to $0.25 in the second quarter of 2020.
•Net interest margin (FTE) (non-GAAP) declined 38 basis points to 2.79% from 3.17%, attributable to lower levels of interest rates as the quarterly average 1-month LIBOR rate decreased from 2.18% in the third quarter of 2019 to 0.16% in the third quarter of 2020. These decreases were largely offset by growth in average earning assets, reductions in the cost of interest-bearing deposits and strong growth in non-interest-bearing deposits.
•Non-interest income was stable at $80.0 million, with an increase of $9.1 million, or 93.1%, in record levels of mortgage banking income offset by a decrease of $8.9 million, or 26.7%, in service charges, given significantly lower transaction volumes in the COVID-19 environment and service charge refunds of $3.8 million.
•The termination of $415 million in higher-rate FHLB borrowings with an average rate of 2.59% resulted in a loss on debt extinguishment and related hedge termination costs of $13.3 million.

•There was a $13.8 million gain on the sale of all of the Bank's holdings of Visa Class B shares.
•Provision for credit losses of $27.2 million exceeded net charge-offs of $19.3 million. The annualized net charge-offs to total average loans ratio was 0.29%, compared to 0.11%.
•Income tax expense decreased $0.4 million, or 2.5%, and the effective tax rate was 17.0%, compared to 14.5%, primarily due to a greater benefit from renewable energy investment tax credits realized during the third quarter of 2019.
•The efficiency ratio (non-GAAP) equaled 55.26%, compared to 54.11%.
•Return on average tangible common equity ratio (non-GAAP) was 13.34%, compared to 17.41%.
Balance Sheet Highlights (period-end balances, September 30, 2020 compared to December 31, 2019, unless otherwise indicated)
•Total assets were $37.4 billion, compared to $34.6 billion, an increase of $2.8 billion, or 8.2%, primarily due to the origination of PPP loans, of which $2.5 billion was outstanding as of September 30, 2020.
•Growth in total average loans compared to the third quarter of 2019 was $3.3 billion, or 14.7%, with average commercial loan growth of $3.3 billion, or 22.9%, and average consumer loan growth of $57.1 million, or 0.7%. Total loan growth included $2.6 billion of net PPP commercial loans originated in 2020.
•Total average deposits grew $4.3 billion, or 17.8%, compared to the third quarter of 2019, primarily due to an increase in average non-interest-bearing deposits of $2.5 billion, or 39.7%, and an increase in interest-bearing demand deposits of $2.6 billion, or 25.9%, partially offset by a managed decrease in average time deposits of $1.2 billion, or 22.4%. Growth in average deposits reflected inflows from the PPP and government stimulus activities, in addition to organic growth in new and existing customer relationships.
•The ratio of loans to deposits was 89.1%, compared to 94.0%, as deposit growth outpaced loan growth and $508 million of indirect auto installment loans were transferred to loans held for sale in September 2020 in anticipation of a loan sale expected to close in the fourth quarter.
•Additionally, the dividend payout ratio for the third quarter of 2020 was 48.7%, compared to 39.0%.
•The ratio of the ACL to total loans and leases increased to 1.45% from 0.84% at December 31, 2019, representing the impact of the CECL adoption and COVID-19 related impacts on our ACL modeling results in the first nine months of 2020. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio (non-GAAP) equaled 1.61%, or an impact of 16 basis points.
•Tangible book value per share (non-GAAP) of $7.81 increased 7% from September 30, 2019.
•The ratio of tangible common equity to tangible assets (non-GAAP) decreased 25 basis points to 7.19%, due primarily to the PPP loan impact and the Day 1 CECL adoption impact compared to the year-ago quarter. The ratio increased 22 basis points compared to 6.97% at June 30, 2020 with net PPP loan balances negatively impacting the September 30, 2020 and June 30, 2020 TCE ratios by 56 and 53 basis points, respectively.

TABLE 1

Quarterly Results Summary	3Q20	3Q19
Reported results
Net income available to common stockholders (millions)	$80.8	$100.7
Net income per diluted common share	0.25	0.31
Book value per common share (period-end)	14.99	14.51
Pre-provision net revenue (reported) (millions)	126.9	132.0
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	85.5	100.7
Operating net income per diluted common share	0.26	0.31
Tangible common equity to tangible assets (period-end)	7.19%	7.44%
Tangible book value per common share (period-end)	$7.81	$7.33
Pre-provision net revenue (operating) (millions)	$132.9	$135.2
Average diluted common shares outstanding (thousands)	325,663	326,100
Significant items impacting earnings(1) (millions)
Pre-tax COVID-19 expense	$(2.7)	$—
After-tax impact of COVID-19 expense	(2.1)	—
Pre-tax gain on sale of Visa class B stock	13.8	—
After-tax impact of gain on sale of Visa class B stock	10.9	—
Pre-tax loss on FHLB debt extinguishment and related hedge terminations	(13.3)	—
After-tax impact of loss on FHLB debt extinguishment and related hedge terminations	(10.5)	—
Pre-tax service charge refunds	(3.8)	—
After-tax impact of service charge refunds	(3.0)	—
Total significant items pre-tax	$(6.0)	$—
Total significant items after-tax	$(4.7)	$—

Year-to-Date Results Summary	2020	2019
Reported results
Net income available to common stockholders (millions)	$207.8	$286.0
Net income per diluted common share	0.64	0.88
Pre-provision net revenue (reported) (millions)	362.8	392.3
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	222.1	289.6
Operating net income per diluted common share	0.68	0.89
Pre-provision net revenue (operating) (millions)	385.1	400.0
Average diluted common shares outstanding (thousands)	325,694	325,769
Significant items impacting earnings(1) (millions)
Pre-tax COVID-19 expense	$(6.6)	$—
After-tax impact of COVID-19 expense	(5.2)	—
Pre-tax gain on sale of Visa class B stock	13.8	—
After-tax impact of gain on sale of Visa class B stock	10.9	—
Pre-tax loss on FHLB debt extinguishment and related hedge terminations	(13.3)	—
After-tax impact of loss on FHLB debt extinguishment and related hedge terminations	(10.5)	—
Pre-tax branch consolidation costs	(8.3)	(4.5)
After-tax impact of branch consolidation costs	(6.5)	(3.6)
Pre-tax service charge refunds	(3.8)	—
After-tax impact of service charge refunds	(3.0)	—
Total significant items pre-tax	$(18.2)	$(4.5)
Total significant items after-tax	$(14.3)	$(3.6)
(1) Favorable (unfavorable) impact on earnings

Industry Developments

COVID-19
The COVID-19 pandemic has had an immense human and economic impact on the global economy. On March 22, 2020, the UST announced that financial institution employees are part of the critical infrastructure workforce and stated that these employees have a “special responsibility to maintain your normal work schedule.” As a result, financial institutions were confronted with the challenge of protecting the health and safety of their employees, while also ensuring that critical financial services such as providing consumer access to banking and lending services, maintaining core systems and the integrity and security of data, continuing the processing of payments and services, such as clearing and settlement services, wholesale funding, insurance services and capital markets activities, for the duration of the pandemic crisis period.
Our crisis and risk management processes were critical to our preparedness for the COVID-19 pandemic since we had the necessary plans in place and had conducted a pandemic emergency event scenario (involving key management and operations employees) in the fourth quarter of 2019 to test the efficacy of our pandemic response plans and to improve these plans. We are well positioned to continue providing critical financial services to our customers through multiple channels such as interactive teller machines, automated teller machines, our mobile application, and our interactive website. We adjusted our physical retail locations by focusing on “drive up” services and closed our lobbies, reverting to “by appointment only” practices, while maintaining appropriate health, sanitization, social distancing and other safety protocols consistent with the Centers for Disease Control and Prevention (CDC) and state guidelines. Based on the available COVID-19 federal data, we began to re-open our branch lobbies to customers in July 2020 while adhering to CDC safety measures, including employee and customer safety (i.e., masks), social distancing and cleaning protocols, while continuing to regularly monitor and adjust branch hours based on local COVID-19 conditions and circumstances.
We leveraged our information technology infrastructure by making accommodations to give employees the ability to work remotely where appropriate. Our executive and senior management worked rotating schedules or from remote offices or home in order to mitigate the risk of wide-spread occurrence of the COVID-19 contagion among this group. With respect to our other employees, approximately half of our workforce worked remotely. We will continue to actively monitor case levels and consider guidance from government agencies to determine when we activate further "return-to-the workplace" schedules. Our remote and rotational working arrangements and implementation of CDC health and safety protocols have not impaired our ability to continue to operate our business. We do rely on some third parties for certain services. At this time, we have not experienced a disruption in those services.
To protect our customers and communities from economic disruption, we:
•developed a formal loan deferral program and other measures to support customers who may be enduring financial hardships; and
•actively participated in the SBA PPP, which authorized financial institutions to make federally guaranteed loans that are eligible to be forgiven to qualifying small businesses and nonprofits on the terms set forth in the CARES Act and related regulations.
We continue to evaluate other COVID-19 related FRB and federal government relief and stimulus programs to determine their suitability for our customers and communities.
COVID-19 has had a significant impact on the provision for credit losses during 2020 after the adoption of CECL. The uncertainty in the market, a significant increase in unemployment, and adverse economic forecasts all point to the volatility of the expected additional losses in the loan portfolio. We would expect inherent volatility in the COVID-19 impact on our provision for credit losses for the duration of the current COVID-19 pandemic environment and immediate periods following the mitigation of the pandemic crisis.
The federal banking regulators have offered certain measures to assist financial institutions during this time. Some of these that impact us are as follows:
•As part of Section 4013 of the CARES Act and in accordance with federal bank regulatory interagency guidance, financial institutions have been granted temporary relief from reporting TDRs caused by COVID-19.  To be eligible for TDR relief, a loan modification must be due to impacts from COVID-19, not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the national emergency.  Interagency guidance encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of

COVID-19, and will not criticize financial institutions for working with borrowers in a safe and sound manner. Loan modification programs are considered positive actions that can mitigate adverse effects on borrowers due to COVID-19. Institutions generally do not need to categorize COVID-19-related loan modifications as TDRs if the loan modifications are short-term in nature and are made on a good-faith basis in response to COVID-19 to borrowers who were current at the time the modification program was implemented. For borrowers who were current prior to COVID-19 that have requested and been granted a concession while experiencing a hardship during the pandemic, we will not be including those modifications as past due or a TDR at the time of the concession. As of June 30, 2020, approximately $2.4 billion, or 10%, of our loan portfolio was approved during the initial deferment request window. Over 98% of the $2.4 billion of loans in deferment were current and in good standing at December 31, 2019. As of September 30, 2020, total deferrals decreased to $792 million or 3.4% of total loans and leases (excluding PPP loans) which includes second deferrals of $464 million, or 2.0% of total loans and leases (excluding PPP loans). The remaining loans in deferral were still in their first deferral period. Total deferrals decreased to 2.90% at October 15, 2020.
•The regulatory agencies have agreed to allow an option to delay the effects of CECL on regulatory capital by two years for those financial institutions that adopt in 2020.  This delay will be followed by a three-year transition period of 75%, 50%, and 25% respectively.  We adopted CECL in January 2020 and have elected this option.
•The FRB initiated a facility to provide liquidity to financial institutions participating and funding loans for the PPP.  The non-recourse loans are available to institutions eligible to make PPP loans, with the SBA-guaranteed loans pledged as collateral to the FRB.  Financial institutions can also pledge PPP loans to the discount window.  Each liquidity option is set at different rates and terms. PPP loans pledged to the PPPLF may be excluded from leverage ratio calculations.  We have not utilized this facility, as we have ample liquidity.
As we continue to manage through the COVID-19 challenges and meet the needs of our various constituents, our focus continues to be on our four key pillars. The pillars are: employee protection and assistance; operational response and preparedness; customer and community support; and risk management and actions taken to preserve shareholder value given the extreme challenges presented.

LIBOR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, expects LIBOR to cease to exist by the end of 2021. The FRB of New York has created a working group called the Alternative Reference Rate Committee (ARRC) that will help U.S. institutions transition away from using LIBOR as a benchmark interest rate. Similarly, we created an internal working group that is managing our transition away from LIBOR. This working group is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, loan operations, information technology, legal, finance and other support functions. The committee has completed an assessment of tasks needed for the transition, identified contracts that contain LIBOR language, is in process of reviewing existing contract language, developed loan fallback language for when LIBOR ceases to exist and identified risks associated with the transition. The financial impact regarding pricing, valuation and operations of the transition is not yet known. Our transition team will work within the guidelines established by the FCA and ARRC to allow a smooth transition away from LIBOR. During the third quarter of 2020, we finalized the transition of new adjustable rate mortgages away from the LIBOR index to the Standard Overnight Financing Rate (SOFR). The effective date for this change is October 1, 2020.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019
Net income available to common stockholders for the three months ended September 30, 2020 was $80.8 million or $0.25 per diluted common share, compared to net income available to common stockholders for the three months ended September 30, 2019 of $100.7 million or $0.31 per diluted common share. The results for the third quarter of 2020 reflect a provision for credit losses of $27.2 million in a recessionary environment under the CECL requirements, compared to $11.9 million for the third quarter of 2019. Non-interest income for the third quarter of 2020 included record mortgage banking income of $18.8 million and the following significant items: a $13.8 million gain on the sale of all of the Bank's holdings of Visa class B shares, a loss on debt extinguishment and related hedge termination costs of $13.3 million and $3.8 million of service charge refunds. Non-interest expense for the third quarter of 2020 included COVID-19 related expenses of $2.7 million.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended September 30,		$	%
(in thousands, except per share data)	2020	2019	Change	Change
Net interest income	$227,098	$229,802	$(2,704)	(1.2)%
Provision for credit losses	27,227	11,910	15,317	128.6
Non-interest income	80,038	80,000	38	—
Non-interest expense	180,209	177,784	2,425	1.4
Income taxes	16,924	17,366	(442)	(2.5)
Net income	82,776	102,742	(19,966)	(19.4)
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$80,766	$100,732	$(19,966)	(19.8)%
Earnings per common share – Basic	$0.25	$0.31	$(0.06)	(19.4)%
Earnings per common share – Diluted	0.25	0.31	(0.06)	(19.4)
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended September 30,
	2020	2019
Return on average equity	6.70%	8.49%
Return on average tangible common equity (2)	13.34	17.41
Return on average assets	0.88	1.20
Return on average tangible assets (2)	0.97	1.33
Book value per common share (1)	$14.99	$14.51
Tangible book value per common share (1) (2)	7.81	7.33
Equity to assets (1)	13.22%	14.04%
Average equity to average assets	13.12	14.19
Common equity to assets (1)	12.94	13.73
Tangible equity to tangible assets (1) (2)	7.49	7.78
Tangible common equity to tangible assets (1) (2)	7.19	7.44
Dividend payout ratio	48.65	39.04
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$543,731	$226	0.17%	$90,389	$1,597	7.01%
Taxable investment securities (1)	4,849,384	24,710	2.04	5,145,079	30,601	2.38
Tax-exempt investment securities (1)(2)	1,142,971	10,101	3.54	1,126,343	10,095	3.59
Loans held for sale	282,917	3,349	4.72	216,520	2,206	4.07
Loans and leases (2)(3)	26,063,431	237,063	3.62	22,727,470	273,440	4.78
Total interest-earning assets (2)	32,882,434	275,449	3.34	29,305,801	317,939	4.31
Cash and due from banks	369,263			388,864
Allowance for credit losses	(371,199)			(192,726)
Premises and equipment	335,711			330,208
Other assets	4,250,497			4,018,177
Total assets	$37,466,706			$33,850,324
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$12,584,154	10,041	0.32	$9,999,164	26,577	1.05
Savings	2,991,381	261	0.03	2,540,462	2,299	0.36
Certificates and other time	4,149,263	17,119	1.64	5,350,198	27,374	2.03
Total interest-bearing deposits	19,724,798	27,421	0.55	17,889,824	56,250	1.25
Short-term borrowings	2,217,640	8,893	1.59	3,231,378	17,958	2.19
Long-term borrowings	1,526,968	9,019	2.35	1,338,716	10,401	3.08
Total interest-bearing liabilities	23,469,406	45,333	0.77	22,459,918	84,609	1.49
Non-interest-bearing demand	8,671,940			6,207,299
Total deposits and borrowings	32,141,346		0.56	28,667,217		1.17
Other liabilities	409,427			380,390
Total liabilities	32,550,773			29,047,607
Stockholders’ equity	4,915,933			4,802,717
Total liabilities and stockholders’ equity	$37,466,706			$33,850,324
Net interest-earning assets	$9,413,028			$6,845,883
Net interest income (FTE) (2)		230,116			233,330
Tax-equivalent adjustment		(3,018)			(3,528)
Net interest income		$227,098			$229,802
Net interest spread			2.57%			2.82%
Net interest margin (2)			2.79%			3.17%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $3.2 million, or 1.4%, from $233.3 million for the third quarter of 2019 to $230.1 million for the third quarter of 2020. Average interest-earning assets of $32.9 billion increased $3.6 billion, or 12.2%, from 2019, due to solid origination activity across our footprint and benefits from PPP activity. Average interest-bearing liabilities of $23.5 billion increased $1.0 billion, or 4.5%, from 2019, driven by deposits for PPP funding and government stimulus activities, as well as solid organic growth in customer relationships, which was partially offset by reduced levels of borrowings. Our net interest margin FTE (non-GAAP) declined 38 basis points to 2.79%, as earning asset yields decreased 97 basis points primarily reflecting the impact on the variable rate loans of significant reductions in 1-month LIBOR and the Prime rate. Partially offsetting the lower earning asset yields, the total cost of funds improved 61 basis points to 0.56%, compared to 1.17%, due to a 70 basis point reduction in interest-bearing deposit costs and lower borrowing costs.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2020, compared to the three months ended September 30, 2019:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$189	$(1,560)	$(1,371)
Securities (2)	(2,100)	(3,785)	(5,885)
Loans held for sale	250	893	1,143
Loans and leases (2)	34,338	(70,715)	(36,377)
Total interest income (2)	32,677	(75,167)	(42,490)
Interest Expense (1)
Deposits:
Interest-bearing demand	2,795	(19,331)	(16,536)
Savings	48	(2,086)	(2,038)
Certificates and other time	(5,650)	(4,605)	(10,255)
Short-term borrowings	(3,154)	(5,911)	(9,065)
Long-term borrowings	1,129	(2,511)	(1,382)
Total interest expense	(4,832)	(34,444)	(39,276)
Net change (2)	$37,509	$(40,723)	$(3,214)

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
Interest income on an FTE basis (non-GAAP) of $275.4 million for the third quarter of 2020, decreased $42.5 million or 13.4% from the same quarter of 2019, primarily due to the repricing impact from lower interest rates, partially offset by increased interest-earning assets of $3.6 billion. The increase in interest-earning assets was primarily driven by a $3.3 billion, or 14.7%, increase in average loans and leases, which included $2.6 billion of PPP commercial loans originated in 2020. Average commercial loan growth totaled $3.3 billion, or 22.9%. Excluding the PPP loans, commercial loan origination activity remained solid with organic growth in the Pittsburgh, Pennsylvania, Cleveland, Ohio and Mid-Atlantic (Washington D.C., northern Virginia and Maryland markets) regions. Average consumer loan growth was $57.1 million, or 0.7%, with growth in residential mortgage loans of $338.0 million, or 10.6%, and direct installment loans of $202.6 million, or 11.5%, partially offset by declines in consumer lending heavily impacted by COVID-19 as indirect auto loans decreased $348.1 million, or 17.8%, and consumer lines of credit decreased $135.4 million, or 9.1%. During September 2020, $508 million of indirect auto installment loans were transferred to loans held for sale in anticipation of a loan sale expected to close in the fourth quarter. Additionally, average securities decreased $279.1 million, or 4.4%, due to higher loan growth in 2020 and less attractive reinvestment yields. The yield on average interest-earning assets (non-GAAP) decreased 97 basis points from 4.31% for the third quarter of 2019 to

3.34% for the third quarter of 2020, primarily reflecting the impact on the variable rate loans of significant reductions in 1-month LIBOR and the Prime rate.
Interest expense of $45.3 million for the third quarter of 2020 decreased $39.3 million, or 46.4%, from the same quarter of 2019, due to a decrease in rates paid on average interest-bearing liabilities and growth in average non-interest-bearing deposits over the same quarter of 2019. Average interest-bearing deposits increased $1.8 billion, or 10.3%, and average non-interest-bearing deposits increased $2.5 billion, or 39.7%. The growth in non-interest-bearing deposits and interest-bearing deposits was driven by deposits for PPP funding and government stimulus activities, as well as solid organic growth in customer relationships. Average short-term borrowings decreased $1.0 billion, or 31.4%, primarily as a result of a decrease of $1.2 billion in federal funds purchased, partially offset by increases of $78.0 million in short-term FHLB advances and $118.8 million in customer repurchase accounts. Average long-term borrowings increased $188.3 million, or 14.1%, primarily resulting from an increase of $298.2 million in senior debt, partially offset by a decrease of $106.1 million in long-term FHLB advances. The increase in senior debt is due to the February 2020 issuance of $300 million in fixed rate senior notes, while the decrease in long-term FHLB advances is due to the prepayment of higher rate borrowings during the third quarter of 2020. The funding of both fixed and adjustable borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. The rate paid on interest-bearing liabilities decreased 72 basis points from 1.49% to 0.77% for the third quarter of 2020, primarily due to the interest rate actions made by the FOMC and our actions taken to reduce the cost of interest-bearing deposits.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Provision for credit losses (on loans and leases)	$27,233	$11,910	$15,323	128.7%
Net loan charge-offs	19,256	6,430	12,826	199.5
Net loan charge-offs (annualized) / total average loans and leases	0.29%	0.11%

Provision for credit losses of $27.2 million during the third quarter of 2020 increased 128.7% from the same period of 2019, as we built reserves against COVID-19 impacted businesses, specifically lodging and hotels, restaurants and retail investment real estate. Net loan charge-offs were $19.3 million, an increase of $12.8 million, with the increase primarily due to higher commercial charge-offs taken against credits that were somewhat impacted by COVID-19 during the third quarter. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2020 and 2019 is presented in the following table:
TABLE 7

	Three Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Service charges	$24,296	$33,158	$(8,862)	(26.7)%
Trust services	7,733	6,932	801	11.6
Insurance commissions and fees	6,401	6,141	260	4.2
Securities commissions and fees	4,494	4,115	379	9.2
Capital markets income	8,202	8,713	(511)	(5.9)
Mortgage banking operations	18,831	9,754	9,077	93.1
Dividends on non-marketable equity securities	2,496	4,565	(2,069)	(45.3)
Bank owned life insurance	3,867	2,720	1,147	42.2
Net securities gains	112	35	77	220.0
Other	3,606	3,867	(261)	(6.7)
Total non-interest income	$80,038	$80,000	$38	—%
Total non-interest income was stable at $80.0 million for both the third quarter of 2020 and 2019. Excluding significant items, non-interest income increased $3.3 million, or 4.1%. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges on loans and deposits of $24.3 million for the third quarter of 2020 decreased $8.9 million, or 26.7%, from the same period of 2019, partially due to $3.8 million of service charge refunds, combined with lower transaction volumes given COVID-19, although customer transaction volume has started to increase over the last few months.
Trust services of $7.7 million for the third quarter of 2020 increased $0.8 million, or 11.6%, from the same period of 2019, primarily driven by strong organic revenue production and market valuation impacts. We continued to generate strong organic growth in accounts and services, while the market value of assets under management increased $405.7 million, or 6.7%, to $6.5 billion at September 30, 2020.
Record mortgage banking operations income of $18.8 million for the third quarter of 2020 increased $9.1 million, or 93.1%, from the same period of 2019, primarily due to increased saleable volume and expanding margins. During the third quarter of 2020, we sold $478.3 million of residential mortgage loans, compared to $416.6 million for the same period of 2019, an increase of 14.8%, excluding the $151.8 million portfolio bulk sale for third quarter of 2019. Additionally, the mortgage banking results included a $0.5 million favorable interest rate-related valuation adjustment on MSRs in the third quarter of 2020 compared to an unfavorable $0.3 million valuation adjustment in the third quarter of 2019. We also recognized $2.8 million of higher MSR amortization due to higher prepayment speeds during the third quarter of 2020.
Dividends on non-marketable equity securities of $2.5 million for the third quarter of 2020 decreased $2.1 million, or 45.3%, from the same period of 2019, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.
BOLI income of $3.9 million for the third quarter of 2020 increased $1.1 million, or 42.2%, from the same period of 2019, primarily due to life insurance claims.
Other non-interest income was $3.6 million and $3.9 million for the third quarter of 2020 and 2019, respectively. The third quarter of 2020 included a $13.8 million gain on the sale of Visa class B stock, partially offset by a $4.4 million loss on FHLB debt extinguishment and $8.9 million in related hedge termination costs.

The following table presents non-interest income excluding significant items for the three months ended September 30, 2019:
TABLE 8

	Three Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest income, as reported	$80,038	$80,000	$38	—%
Significant items:
Gain on sale of Visa class B stock	(13,818)	—	(13,818)
Loss on FHLB debt extinguishment and related hedge terminations	13,316	—	13,316
Service charge refunds	3,780	—	3,780
Total non-interest income, excluding significant items(1)	$83,316	$80,000	$3,316	4.1%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2020 and 2019 is presented in the following table:
TABLE 9

	Three Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$100,265	$93,598	$6,667	7.1%
Net occupancy	13,837	13,702	135	1.0
Equipment	17,005	15,114	1,891	12.5
Amortization of intangibles	3,339	3,602	(263)	(7.3)
Outside services	16,676	15,866	810	5.1
FDIC insurance	4,064	5,710	(1,646)	(28.8)
Bank shares and franchise taxes	3,778	3,548	230	6.5
Other	21,245	26,644	(5,399)	(20.3)
Total non-interest expense	$180,209	$177,784	$2,425	1.4%
Total non-interest expense of $180.2 million for the third quarter of 2020 increased $2.4 million, or 1.4%, from the same period of 2019. Non-interest expense decreased $0.2 million, or 0.1%, when excluding $2.7 million of COVID-19 expenses in the third quarter of 2020. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $100.3 million for the third quarter of 2020 increased $6.7 million, or 7.1%, from the same period of 2019, primarily due to higher production-related commissions and the normal impact from annual merit increases.
Net occupancy and equipment expense of $30.8 million for the third quarter of 2020 increased $2.0 million, or 7.0%, from $28.8 million from the same period of 2019, reflecting expansion in key regions such as the Mid-Atlantic (Washington D.C., northern Virginia and Maryland markets) and South Carolina.
FDIC insurance of $4.1 million for the third quarter of 2020 decreased $1.6 million, or 28.8%, from the same period of 2019 as deposit growth provided additional liquidity and resulted in a lower FDIC assessment rate.
Other non-interest expense was $21.2 million and $26.6 million for the third quarter of 2020 and 2019, respectively. During the third quarter of 2020, we recorded $2.2 million in COVID-19 expenses in other non-interest expense. During the third quarter of 2019, we recorded an impairment charge of $3.2 million from a renewable energy investment tax credit transaction. The related renewable energy investment tax credits were recognized during the same quarter as a benefit to income taxes. These items were partially offset by decreases in several other items in other non-interest expense, including marketing, business development expenses and miscellaneous losses, which were somewhat impacted by the COVID-19 operating environment.
The following table presents non-interest expense excluding significant items for the three months ended September 30, 2020 and 2019:
TABLE 10

	Three Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest expense, as reported	$180,209	$177,784	$2,425	1.4%
Significant items:
COVID-19 expense	(2,671)	—	(2,671)
Total non-interest expense, excluding significant items (1)	$177,538	$177,784	$(246)	(0.1)%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Income tax expense	$16,924	$17,366
Effective tax rate	17.0%	14.5%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate in 2019 is due to the impact from renewable energy investment tax credits realized in the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019
Net income available to common stockholders for the first nine months of 2020 was $100.7 million or $0.64 per diluted common share, compared to net income available to common stockholders for the first nine months of 2019 of $286.0 million or $0.88 per diluted common share. Non-interest income totaled $226.2 million, increasing $6.0 million, or 2.7%. On an operating basis, non-interest income increased $7.5 million, or 3.4%, primarily attributable to the fee-based businesses of mortgage banking and capital markets. Significant items during the first nine months of 2020 included a loss on FHLB debt extinguishment and related hedge termination costs of $13.3 million and a $13.8 million gain on the sale of the Bank's holdings of Visa Class B shares and were both recorded in other non-interest income. Additionally, we recorded $3.8 million of service charge refunds. Non-interest expense totaled $551.0 million, increasing $32.3 million, or 6.2%. Excluding significant items totaling $14.9 million year-to-date in 2020 and $2.8 million for the same period in 2019, non-interest expense increased $20.2 million, or 3.9%. Significant items in non-interest expense for the first nine months of 2020 included branch consolidation costs of $8.3 million and COVID-19 expense of $6.6 million.

Financial highlights are summarized below:
TABLE 12

	Nine Months Ended September 30,		$	%
(in thousands, except per share data)	2020	2019	Change	Change
Net interest income	$687,690	$690,802	$(3,112)	(0.5)%
Provision for credit losses	105,242	37,017	68,225	184.3
Non-interest income	226,192	220,225	5,967	2.7
Non-interest expense	551,033	518,763	32,270	6.2
Income taxes	43,804	63,191	(19,387)	(30.7)
Net income	213,803	292,056	(78,253)	(26.8)
Less: Preferred stock dividends	6,030	6,030	—	—
Net income available to common stockholders	$207,773	$286,026	$(78,253)	(27.4)%
Earnings per common share – Basic	$0.64	$0.88	$(0.24)	(27.3)%
Earnings per common share – Diluted	0.64	0.88	(0.24)	(27.3)
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 13

	Nine Months Ended September 30,
	2020	2019
Return on average equity	5.84%	8.26%
Return on average tangible common equity (2)	11.72	17.20
Return on average assets	0.79	1.16
Return on average tangible assets (2)	0.87	1.28
Book value per common share (1)	$14.99	$14.51
Tangible book value per common share (1) (2)	7.81	7.33
Equity to assets (1)	13.22%	14.04%
Average equity to average assets	13.46	14.04
Common equity to assets (1)	12.94	13.73
Tangible equity to tangible assets (1) (2)	7.49	7.78
Tangible common equity to tangible assets (1) (2)	7.19	7.44
Dividend payout ratio	56.66	41.20
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 14

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$336,541	$1,606	0.64%	$70,426	$3,047	5.78%
Taxable investment securities (1)	5,075,865	83,385	2.19	5,294,381	95,191	2.40
Tax-exempt investment securities (1)(2)	1,128,327	30,179	3.57	1,118,964	30,076	3.58
Loans held for sale	155,713	5,389	4.62	113,721	3,778	4.43
Loans and leases (2) (3)	25,061,913	748,328	3.99	22,623,558	819,510	4.84
Total interest-earning assets (2)	31,758,359	868,887	3.65	29,221,050	951,602	4.35
Cash and due from banks	361,171			377,486
Allowance for credit losses	(342,081)			(188,830)
Premises and equipment	334,879			330,541
Other assets	4,205,752			3,925,050
Total assets	$36,318,080			$33,665,297
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$11,839,283	49,358	0.56	$9,816,506	75,272	1.03
Savings	2,818,593	2,651	0.13	2,523,533	6,532	0.35
Certificates and other time	4,404,265	59,345	1.80	5,390,266	79,239	1.97
Total interest-bearing deposits	19,062,141	111,354	0.78	17,730,305	161,043	1.21
Short-term borrowings	2,716,076	30,973	1.52	3,749,324	65,908	2.34
Long-term borrowings	1,538,425	29,400	2.55	1,030,067	23,202	3.01
Total interest-bearing liabilities	23,316,642	171,727	0.98	22,509,696	250,153	1.48
Non-interest-bearing demand	7,707,562			6,057,545
Total deposits and borrowings	31,024,204		0.74	28,567,241		1.17
Other liabilities	403,762			372,276
Total liabilities	31,427,966			28,939,517
Stockholders’ equity	4,890,114			4,725,780
Total liabilities and stockholders’ equity	$36,318,080			$33,665,297
Net interest-earning assets	$8,441,717			$6,711,354
Net interest income (FTE) (2)		697,160			701,449
Tax-equivalent adjustment		(9,470)			(10,647)
Net interest income		$687,690			$690,802
Net interest spread			2.67%			2.87%
Net interest margin (2)			2.93%			3.21%
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

Net Interest Income
Net interest income totaled $687.7 million, decreasing $3.1 million, or 0.5%. Lower interest rates contributed to this decline as 1-month LIBOR averaged 0.66% for the first nine months of 2020, compared to 1.54% in the same period of 2019. Partially offsetting this decline was 8.7% growth in interest-earning assets. The net interest margin (FTE) (non-GAAP) declined 28 basis points to 2.93%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:
TABLE 15

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$1,267	$(2,708)	$(1,441)
Securities (2)	(3,658)	(8,045)	(11,703)
Loans held for sale	810	801	1,611
Loans and leases (2)	74,948	(146,130)	(71,182)
Total interest income (2)	73,367	(156,082)	(82,715)
Interest Expense (1)
Deposits:
Interest-bearing demand	11,574	(37,488)	(25,914)
Savings	649	(4,530)	(3,881)
Certificates and other time	(14,093)	(5,801)	(19,894)
Short-term borrowings	(16,138)	(18,797)	(34,935)
Long-term borrowings	9,412	(3,214)	6,198
Total interest expense	(8,596)	(69,830)	(78,426)
Net change (2)	$81,963	$(86,252)	$(4,289)
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
Interest income on an FTE basis (non-GAAP) of $868.9 million for the first nine months of 2020, decreased $82.7 million, or 8.7%, from the same period of 2019, resulting from the decrease in benchmark interest rates, partially offset by an increase in interest-earning assets of $2.5 billion. The increase in interest-earning assets was primarily driven by a $2.4 billion, or 10.8%, increase in average total loans due to PPP activity and solid origination activity across the footprint. Average commercial loan growth totaled $2.3 billion, or 16.5%, including growth of $1.6 billion, or 33.2%, in commercial and industrial loans. Commercial loan growth was led by strong commercial activity in the Pittsburgh, Cleveland, South Carolina, and Mid-Atlantic regions. Average consumer loan growth of $93.7 million, or 1.1%, was led by increases in residential mortgage loans of $256.2 million, or 8.0%, and direct installment balances of $155.2 million, or 8.9%, partially offset by a decline of $131.7 million, or 8.6%, in consumer credit lines and $186.1 million, or 9.5%, in indirect auto installment loans. Additionally, the net reduction in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding loans, as average securities decreased $209.2 million, or 3.3%, given historically low and unattractive interest rates. For the first nine months of 2020, the yield on average interest-earning assets (non-GAAP) decreased 70 basis points to 3.65%, compared to the first nine months of 2019, primarily due the lower interest rate environment.
Interest expense of $171.7 million for the first nine months of 2020 decreased $78.4 million, or 31.4%, from the same period of 2019 primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits and borrowings. Average interest-bearing deposits increased $1.3 billion, or 7.5%, which reflects the benefit of organic growth, as well as deposits for PPP funding and government stimulus activities. Average long-term borrowings increased $508.4 million, or 49.4%, primarily due to increases of $274.1 million in long-term FHLB borrowings and $239.5 million in senior debt. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. During the third quarter of 2020, we terminated $415 million of higher-rate FHLB borrowings. During the first quarter of 2020, we issued $300 million of 2.20% fixed rate senior notes due in 2023. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. The rate paid on interest-bearing liabilities decreased 50 basis points to 0.98% for the first nine months of 2020, compared to the first nine months of 2019 due to reduced costs on interest-bearing deposits and lower borrowing costs.

Provision for Credit Losses
The following table presents information regarding the provision for credit losses and net charge-offs:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Provision for credit losses (on loans and leases)	$105,238	$37,017	$68,221	184.3%
Net loan charge-offs	33,428	23,029	10,399	45.2
Net loan charge-offs (annualized) / total average loans and leases	0.18%	0.14%
Provision for credit losses for the nine months ended September 30, 2020 was $105.2 million, an increase of $68.2 million from the year-ago quarter, and reflected CECL and COVID-19 related provision in the first nine months of 2020. Net charge-offs were $33.4 million during the nine months ended September 30, 2020, compared to $23.0 million during the nine months ended September 30, 2019.
Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2020 and 2019 is presented in the following table:
TABLE 17

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Service charges	$78,362	$95,443	$(17,081)	(17.9)%
Trust services	23,045	20,734	2,311	11.1
Insurance commissions and fees	18,788	15,449	3,339	21.6
Securities commissions and fees	12,796	13,131	(335)	(2.6)
Capital markets income	31,830	24,616	7,214	29.3
Mortgage banking operations	34,348	21,272	13,076	61.5
Dividends on non-marketable equity securities	9,940	13,723	(3,783)	(27.6)
Bank owned life insurance	10,968	8,664	2,304	26.6
Net securities gains	262	35	227	648.6
Other	5,853	7,158	(1,305)	(18.2)
Total non-interest income	$226,192	$220,225	$5,967	2.7%
Total non-interest income increased $6.0 million, to $226.2 million for the first nine months of 2020, a 2.7% increase from the same period of 2019. Excluding significant items, non-interest income increased $7.5 million, or 3.4%. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $78.4 million for the first nine months of 2020 decreased $17.1 million, or 17.9%, as there were noticeably lower customer transaction volumes in the COVID-19 environment, although volumes have steadily increased since late in the second quarter of 2020. Additionally, during the first nine months of 2020, we recorded $3.8 million of service charge refunds.

Trust services of $23.0 million for the first nine months of 2020 increased $2.3 million, or 11.1%, from the same period of 2019, primarily driven by strong organic revenue production, and the market value of assets under management increased $405.7 million, or 6.7%, to $6.5 billion at September 30, 2020.
Insurance commissions and fees of $18.8 million for the first nine months of 2020 increased $3.3 million, or 21.6%, from the same period of 2019, primarily due to new business in the Carolina regions of our footprint, as well as organic growth in commercial lines.
Capital markets income of $31.8 million for the first nine months of 2020 increased $7.2 million, or 29.3%, from $24.6 million for the same period of 2019, reflecting strong relationships with new and existing commercial customers.
Mortgage banking operations income of $34.3 million for the first nine months of 2020 increased $13.1 million, or 61.5%, from the same period of 2019, due to increased saleable volume and meaningfully expanding margins. During the first nine months of 2020, we sold $1.2 billion of residential mortgage loans, a 24.4% increase compared to $0.9 billion, excluding the $110.1 million and $151.8 million portfolio bulk sales, for the same period of 2019. The higher origination and secondary marketing revenues were partially offset by $4.6 million higher MSR impairment related to unfavorable interest-rate valuation adjustments and $7.5 million of higher MSR amortization due to higher prepayment speeds.
Dividends on equity securities of $9.9 million for the first nine months of 2020 decreased $3.8 million, or 27.6%, from the same period of 2019, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.
Income from BOLI of $11.0 million for the first nine months of 2020 increased $2.3 million, or 26.6%, primarily due to life insurance claims.
Other non-interest income was $5.9 million and $7.2 million for the first nine months of 2020 and 2019, respectively. The first nine months of 2020 included a $13.8 million gain on the sale of Visa class B stock, partially offset by a $4.4 million loss on FHLB debt extinguishment and $8.9 million in related hedge termination costs. During the first nine months of 2019, we recognized $1.9 million in net gains on Small Business Investment Company (SBIC) investments, compared to a net loss of $0.2 million for the first nine months of 2020.
The following table presents non-interest income excluding significant items for the nine months ended September 30, 2020 and 2019:
TABLE 18

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest income, as reported	$226,192	$220,225	$5,967	2.7%
Significant items:
Gain on sale of Visa class B stock	(13,818)	—	(13,818)
Loss on FHLB debt extinguishment and related hedge terminations	13,316	—	13,316
Loss on fixed assets related to branch consolidations	—	1,722	(1,722)
Service charge refunds	3,780	—	3,780
Total non-interest income, excluding significant items(1)	$229,470	$221,947	$7,523	3.4%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2020 and 2019 is presented in the following table:
TABLE 19

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Salaries and employee benefits	$298,062	$279,171	$18,891	6.8%
Net occupancy	48,879	44,360	4,519	10.2
Equipment	48,661	45,412	3,249	7.2
Amortization of intangibles	10,021	10,560	(539)	(5.1)
Outside services	50,572	46,721	3,851	8.2
FDIC insurance	14,990	17,673	(2,683)	(15.2)
Bank shares and franchise taxes	11,899	10,145	1,754	17.3
Other	67,949	64,721	3,228	5.0
Total non-interest expense	$551,033	$518,763	$32,270	6.2%
Total non-interest expense of $551.0 million for the first nine months of 2020 increased $32.3 million, an 6.2% increase from the same period of 2019. Non-interest expense increased $20.2 million, or 3.9%, when excluding significant items, including $6.6 million of expenses associated with COVID-19, $8.3 million of branch consolidation costs, and $5.6 million of retirement vesting changes for certain 2020 stock awards, compared to $2.8 million of branch consolidation costs in the first nine months of 2019. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $298.1 million for the first nine months of 2020 increased $18.9 million or 6.8% from the same period of 2019, primarily related to production-related commissions, normal merit increases and stock-based compensation. We made a change to long-term stock-based compensation retirement vesting that resulted in accelerated grant date expense recognition for certain 2020 awards, with full expense recognition on grant date instead of recognizing the same expense amount over a 36-month vesting period. These awards are not released until the three-year service period is complete or the specified performance criteria is met over the three-year period. Additionally, we recorded $1.5 million relating to COVID-19 expenses.
Net occupancy and equipment expense of $97.5 million for the first nine months of 2020 increased $7.8 million, or 8.7%, from $89.8 million from the same period of 2019, primarily due to $8.3 million of branch consolidation costs, compared to $2.2 million in the first nine months of 2019.
Outside services expense of $50.6 million for the first nine months of 2020 increased $3.9 million, or 8.2%, from the first nine months of 2019, primarily due to increases in data processing costs.
FDIC insurance expense of $15.0 million for the first nine months of 2020 decreased $2.7 million, or 15.2%, from the first nine months of 2019, primarily due to increased subordinated debt at FNBPA and improved liquidity metrics.
Bank shares and franchise taxes of $11.9 million for the first nine months of 2020 increased $1.8 million, or 17.3%, from the first nine months of 2019, primarily due to the 2020 capital base increase and higher tax credits in 2019.
Other non-interest expense was $67.9 million and $64.7 million for the first nine months of 2020 and 2019, respectively. During the first nine months of 2020, we recorded $2.3 million more in unfunded loan commitment expenses, compared to the same period of 2019. The first nine months of 2020 also included $4.3 million in COVID-19-related expenses. The COVID-19 related expenses included a $1.0 million contribution to our foundation for relief assistance to our communities, benefiting food banks and providing funding for essential medical supplies. These items were partially offset by decreases in several other items in other non-interest expense, including marketing and business development expenses, which were somewhat impacted by the COVID-19 operating environment.

The following table presents non-interest expense excluding significant items for the nine months ended September 30, 2020 and 2019:
TABLE 20

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest expense, as reported	$551,033	$518,763	$32,270	6.2%
Significant items:
Branch consolidations	(8,262)	(2,783)	(5,479)
COVID-19 expense	(6,622)	—	(6,622)
Total non-interest expense, excluding significant items (1)	$536,149	$515,980	$20,169	3.9%

(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 21

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Income tax expense	$43,804	$63,191
Effective tax rate	17.0%	17.8%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower effective tax rate in the first nine months of 2020 compared to 2019 was primarily due to lower pretax income levels in a COVID-19 environment.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 22

(dollars in millions)	September 30, 2020	December 31, 2019	$ Change	% Change
Assets
Cash and cash equivalents	$900	$599	$301	50.3%
Securities	6,067	6,564	(497)	(7.6)
Loans held for sale	680	51	629	1,233.3
Loans and leases, net	25,316	23,093	2,223	9.6
Goodwill and other intangibles	2,319	2,329	(10)	(0.4)
Other assets	2,159	1,979	180	9.1
Total Assets	$37,441	$34,615	$2,826	8.2%
Liabilities and Stockholders’ Equity
Deposits	$28,836	$24,786	$4,050	16.3%
Borrowings	3,296	4,556	(1,260)	(27.7)
Other liabilities	358	390	(32)	(8.2)
Total liabilities	32,490	29,732	2,758	9.3
Stockholders’ equity	4,951	4,883	68	1.4
Total Liabilities and Stockholders’ Equity	$37,441	$34,615	$2,826	8.2%

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. During 2020, we originated $2.6 billion of PPP loans. Additionally, during September, 2020, $508 million of indirect installment loans were transferred to loans held for sale in anticipation of a loan sale expected to close in the fourth quarter of 2020.

Following is a summary of loans and leases:

TABLE 23

	September 30, 2020	December 31, 2019	$ Change	% Change
(in millions)
Commercial real estate	$9,521	$8,960	$561	6.3%
Commercial and industrial	7,547	5,308	2,239	42.2
Commercial leases	487	432	55	12.7
Other	65	21	44	209.5
Total commercial loans and leases	17,620	14,721	2,899	19.7
Direct installment	1,977	1,821	156	8.6
Residential mortgages	3,531	3,374	157	4.7
Indirect installment	1,219	1,922	(703)	(36.6)
Consumer lines of credit	1,342	1,451	(109)	(7.5)
Total consumer loans	8,069	8,568	(499)	(5.8)
Total loans and leases	$25,689	$23,289	$2,400	10.3%

Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 24

(in millions)	September 30, 2020	December 31, 2019	$ Change	% Change
Commercial real estate	$90	$32	$58	181.3%
Commercial and industrial	55	29	26	89.7
Commercial leases	2	1	1	100.0
Other	1	1	—	—
Total commercial loans and leases	148	63	85	134.9
Direct installment	9	13	(4)	(30.8)
Residential mortgages	11	17	(6)	(35.3)
Indirect installment	3	3	—	—
Consumer lines of credit	7	7	—	—
Total consumer loans	30	40	(10)	(25.0)
Total non-performing loans and leases	178	103	75	72.8
Other real estate owned	20	26	(6)	(23.1)
Non-performing assets	$198	$129	$69	53.5%
Non-performing assets increased $69.5 million, from $128.6 million at December 31, 2019 to $198.1 million at September 30, 2020. This reflects an increase of $74.8 million in non-performing loans and leases and a decrease of $5.3 million in OREO. Prior to the adoption of CECL, acquired PCD loans were excluded from our non-performing disclosures. PCD loans that meet the definition of non-accrual are now included in the disclosures and resulted in a $54 million CECL adoption Day 1 increase in non-accrual loans compared to December 31, 2019. The decrease in OREO was largely driven by the sale of multiple pieces of real estate.
During the first half of 2020, we saw significant macroeconomic changes due to the COVID-19 pandemic. Stay-at-home orders and non-essential business closures in many of our markets temporarily suspended the income generation of some of our borrowers. Government stimulus and support programs generated through the CARES Act, such as the PPP, began to assist our borrowers through the difficult financial disruptions. We continued to offer these programs during the third quarter of 2020. We offered short-term modifications to our customers to assist them through this period. The programs our customers have taken advantage of are:
•Existing customers who were current prior to the start of the pandemic, can elect to defer loan principal and interest payments or interest payments for up to 90 days without late fees but will continue to accrue interest. As of September 30, 2020, approximately 6,000 commercial customers have elected this option.
•Mortgage and consumer loan customers have up to a 90-day payment deferral option, depending on their loan type. As of September 30, 2020, approximately 9,100 of these customers have elected this option.
•SBA disaster relief assistance, including the PPP.
The loan deferral programs can be extended on an individual basis. Most of the deferrals for our borrowers expired in July 2020. Second deferrals totaled $464 million at September 30, 2020. We had approximately $792 million, or 3.4%, of total loans and leases (excluding PPP loans), which included second deferrals previously mentioned.
As long as the borrower was not experiencing financial difficulties immediately prior to COVID-19, short-term modifications, such as principal and interest deferments, are not being included in TDRs. These modifications will be closely monitored for any future deterioration and included in the tables as the probability of collection deteriorates.

Troubled Debt Restructured Loans
Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 25

(in millions)	Accruing	Non- Accrual	Total
September 30, 2020
Commercial real estate	$5	$18	$23
Commercial and industrial	1	4	5
Total commercial loans	6	22	28
Direct installment	23	4	27
Residential mortgages	26	6	32
Consumer lines of credit	6	1	7
Total consumer loans	55	11	66
Total TDRs	$61	$33	$94
December 31, 2019
Commercial real estate	$3	$5	$8
Commercial and industrial	1	3	4
Total commercial loans	4	8	12
Direct installment	18	3	21
Residential mortgages	14	3	17
Consumer lines of credit	5	1	6
Total consumer loans	37	7	44
Total TDRs	$41	$15	$56

Allowance for Credit Losses on Loans and Leases
On January 1, 2020, we adopted CECL which changed how we calculate the ACL as more fully described in Note 1 to the Notes to Consolidated Financial Statements (unaudited). This expected credit loss model takes into consideration the expected losses over the life of the loan at the time the loan is originated compared to the incurred loss model under the prior standard. At the time of the adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCD loan balances and the ACL of $50 million. Included in the CECL adoption impact was an increase of $10 million to our AULC. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through the cycle mean calculated using an expanded period to include a prior recessionary period.
COVID-19 Impacts
Starting in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we are utilizing a third-party pandemic recessionary macroeconomic forecast scenario for ACL modeling purposes. This scenario captures forecasted macroeconomic variables as of mid-September to ensure our ACL calculation considers the most recently available macroeconomic data in a quickly evolving environment at quarter-end. Macroeconomic variables that we utilized from this scenario include but are not limited to: (i) gross domestic product, which reflects a contraction of up to 7% from the beginning of 2020 with average annual increases not occurring until mid-2021, (ii) the Dow Jones Industrial Average, which remains below peak levels throughout the R&S period, (iii) unemployment, which averages 10% over the R&S period and (iv) the Volatility Index, which remains elevated in the fourth quarter of 2020 before declining to pre-pandemic levels in mid-2021.
The ACL of $373.0 million at September 30, 2020 increased $177.1 million, or 90.4%, from December 31, 2019 and reflects the immediate Day 1 CECL adoption increase to the ACL of $105.3 million on January 1, 2020. Our ending ACL coverage ratio at September 30, 2020 was 1.45%. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio equaled 1.61%, or an impact of 16 basis points. Total provision for credit losses for the nine months ended September 30, 2020 was $105.2 million. Net charge-offs were $33.4 million for the nine months ended September 30, 2020, compared to $23.0 million for the nine months ended September 30, 2019, with the increase primarily due to higher commercial charge-offs taken against credits that were somewhat impacted by COVID-19 during the third quarter. The ACL as a percentage of non-performing loans for the total portfolio increased from 190% as of December 31, 2019 to 210% as of September 30, 2020, as provision exceeded net charge-offs and included ACL reserve build, while the level of non-performing loans increased.

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by our Community Banking subsidiary.
Following is a summary of deposits:
TABLE 26

(in millions)	September 30, 2020	December 31, 2019	$ Change	% Change
Non-interest-bearing demand	$8,741	$6,384	$2,357	36.9%
Interest-bearing demand	13,063	11,049	2,014	18.2
Savings	3,007	2,625	382	14.6
Certificates and other time deposits	4,025	4,728	(703)	(14.9)
Total deposits	$28,836	$24,786	$4,050	16.3%
Total deposits increased $4.1 billion, or 16.3%, from December 31, 2019, primarily as a result of growth in transaction deposits (including non-interest-bearing demand, interest-bearing demand and savings) that reflects the inflow of funds from the PPP and government stimulus activity, in addition to organic growth in customer relationships. This growth was partially offset by a managed decline of $703.0 million, or 14.9%, in time deposits. Generating growth in relationship-based transaction deposits remains a key focus for us and will help us manage to lower levels of short-term borrowings.

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
On February 14, 2019, we completed an offering of $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029 under this registration statement. The subordinated notes are treated as tier 2 capital for regulatory capital purposes. The net proceeds of this debt offering after deducting underwriting discounts and commissions and offering expenses were $118.2 million. We used the net proceeds from the sale of the subordinated notes to redeem higher-rate long-term borrowings and for general corporate purposes.
On September 23, 2019, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. There were no repurchases made during the third quarter of 2020.
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
At September 30, 2020, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and that provides BHCs and banks with an alternative option to temporarily delay the estimate of the impact of CECL, relative to the incurred loss methodology for estimating the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the interim final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. During the third quarter of 2020, the total deferred impact on Common Equity Tier 1 capital related to our adoption of CECL was approximately $68.4 million, or 25 basis points.
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

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 27

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
F.N.B. Corporation
Total capital	$3,326	12.15%	$2,738	10.00%	$2,875	10.50%
Tier 1 capital	2,737	10.00	1,643	6.00	2,327	8.50
Common equity tier 1	2,630	9.61	n/a	n/a	1,917	7.00
Leverage	2,737	7.78	n/a	n/a	1,407	4.00
Risk-weighted assets	27,379
FNBPA
Total capital	3,416	12.50%	2,733	10.00%	2,869	10.50%
Tier 1 capital	2,964	10.85	2,186	8.00	2,323	8.50
Common equity tier 1	2,884	10.55	1,776	6.50	1,913	7.00
Leverage	2,964	8.44	1,756	5.00	1,405	4.00
Risk-weighted assets	27,327
As of December 31, 2019
F.N.B. Corporation
Total capital	$3,174	11.81%	$2,687	10.00%	$2,821	10.50%
Tier 1 capital	2,632	9.79	1,612	6.00	2,284	8.50
Common equity tier 1	2,525	9.40	n/a	n/a	1,881	7.00
Leverage	2,632	8.20	n/a	n/a	1,283	4.00
Risk-weighted assets	26,866
FNBPA
Total capital	3,039	11.34%	2,681	10.00%	2,815	10.50%
Tier 1 capital	2,841	10.60	2,144	8.00	2,279	8.50
Common equity tier 1	2,761	10.30	1,742	6.50	1,876	7.00
Leverage	2,841	8.87	1,601	5.00	1,281	4.00
Risk-weighted assets	26,806
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.  On February 24, 2020, we completed a senior debt offering whereby we issued $300.0 million aggregate principal amount of 2.20% senior notes due in 2023. The proceeds from this transaction were used for general corporate purposes and were the primary factor resulting in an increase in our Months of Cash on Hand (MCH) liquidity metric as shown below.
Starting in March 2020, management incorporated potential liquidity impacts related to COVID-19 into our daily analysis. Management concluded that our cash levels remain appropriate given the current market environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and MCH. The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand.
The LCR and MCH ratios are presented in the following table:
TABLE 28

	September 30, 2020	December 31, 2019	Internal limit
Liquidity coverage ratio	2.6 times	2.2 times	> 1 time
Months of cash on hand	19.0 months	15.2 months	> 12 months
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of heightened deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $28.8 billion at September 30, 2020, an increase of $4.0 billion, or 21.8% annualized, from December 31, 2019. Total non-interest-bearing demand deposit accounts grew by $2.4 billion, or 49.3% annualized, and interest-bearing demand increased by $2.0 billion, or 24.4% annualized. Savings account balances increased $381.7 million, or 19.4% annualized. Time deposits declined $703.2 million, or 19.9% annualized. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor in the deposit growth during the second quarter.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits, the PPPLF and multiple other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. The ALCO is currently targeting a 1% guideline level for salable unpledged government and agency securities due to an elevated influx of public fund related deposits, in part related to the PPP, combined with a strategic decline in the investment portfolio.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 29

(dollars in millions)	September 30, 2020	December 31, 2019
Unused wholesale credit availability	$16,410	$11,154
Unused wholesale credit availability as a % of FNBPA assets	43.9%	32.3%
Salable unpledged government and agency securities	$250	$1,788
Salable unpledged government and agency securities as a % of FNBPA assets	0.7%	5.2%
The PPPLF accounted for $2.5 billion of the increase in availability since December 31, 2019. This funding source has been extended to December 31, 2020. We also had $218.5 million in excess cash to meet our pledging requirements.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2020 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was 5.2% as of September 30, 2020 compared to (0.3)% as of December 31, 2019. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$934	$1,836	$1,816	$3,396	$7,982
Investments	737	435	312	735	2,219
	1,671	2,271	2,128	4,131	10,201
Liabilities
Non-maturity deposits	592	1,184	1,021	1,623	4,420
Time deposits	342	676	865	954	2,837
Borrowings	13	473	133	367	986
	947	2,333	2,019	2,944	8,243
Period Gap (Assets - Liabilities)	$724	$(62)	$109	$1,187	$1,958
Cumulative Gap	$724	$662	$771	$1,958
Cumulative Gap to Total Assets	1.9%	1.8%	2.1%	5.2%
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
The following repricing gap analysis as of September 30, 2020 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$11,514	$1,556	$1,240	$2,307	$16,617
Investments	739	441	455	727	2,362
	12,253	1,997	1,695	3,034	18,979
Liabilities
Non-maturity deposits	8,935	—	—	—	8,935
Time deposits	453	675	863	950	2,941
Borrowings	1,409	857	10	21	2,297
	10,797	1,532	873	971	14,173
Off-balance sheet	300	730	(50)	(100)	880
Period Gap (assets – liabilities + off-balance sheet)	$1,756	$1,195	$772	$1,963	$5,686
Cumulative Gap	$1,756	$2,951	$3,723	$5,686
Cumulative Gap to Assets	5.3%	9.0%	11.3%	17.3%
The twelve-month cumulative repricing gap to total assets was 17.3% and 7.0% as of September 30, 2020 and December 31, 2019, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at September 30, 2020 compared to December 31, 2019, is primarily related to growth and changes in the mix of loans, deposits and borrowings. Strong commercial and industrial loan growth, a portion of which was swapped to adjustable rates and the increased cash flow from the loan and investment portfolios, were partially offset by growth in and repricing of certain interest-bearing non-maturity deposit balances and the funding of FHLB advances. The funding and redemption of both fixed and adjustable borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of September 30, 2020. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 32

	September 30, 2020	December 31, 2019	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	17.1%	6.5%	n/a
+ 200 basis points	11.5	4.6	(5.0)%
+ 100 basis points	5.7	2.5	(5.0)
- 100 basis points	(0.3)	(4.1)	(5.0)
Economic value of equity:
+ 300 basis points	8.5	(2.0)	(25.0)
+ 200 basis points	7.0	(0.5)	(15.0)
+ 100 basis points	4.5	0.2	(10.0)
- 100 basis points	(8.3)	(3.8)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 2.8% at September 30, 2020 and 1.5% at December 31, 2019. The corresponding metrics for a -100 basis point Rate Ramp are (0.1)% and (2.0)% at September 30, 2020 and December 31, 2019, respectively.
The FRB's rapid and large downward interest rate moves in March 2020 as a response to the COVID-19 pandemic lowered all market interest rates, specifically 1-month LIBOR. Thirty-six percent of our loans are indexed to LIBOR. Further, the yield curve flattened. These factors were the primary drivers of the decrease in base net interest income. Of this lower base net interest income, floors that are embedded in a portion of our loan portfolio contributed to the net interest income sensitivity. In this historically low rate environment, our strategy is to remain slightly asset sensitive.
There are multiple factors that influence our interest rate risk position and impact Net Interest Income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on deposit products and shorten the term of the certificates of deposit volumes. This continues to be an intense focus of management. Further, during the first nine months of 2020, management took advantage of the interest rate environment to reduce borrowing costs. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 53.5% and 59.1% of total loans as of September 30, 2020 and December 31, 2019, respectively, with 79.2% of these loans, or 42.4% of total loans, tied to the Prime or one-month LIBOR rates. As of

September 30, 2020, the commercial swaps totaled $4.6 billion of notional principal, with $1.2 million in original notional swap principal originated during the first nine months of 2020. For additional information regarding interest rate swaps, see Note 11 in this Report. The investment portfolio is also used, in part, to manage our IRR position. These purchases are predominately fixed rate in nature in which we seek to minimize prepayment risk.
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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments: Enterprise-Wide Risk Management, Fraud Risk, Loan Review, Model Risk Management, Third-Party Risk Management, Anti-Money Laundering and Bank Secrecy Act, Community Reinvestment Act, Appraisal Review, Compliance and Information and Cyber Security. All second line of defense departments report to the Chief Risk Officer to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Enterprise-Wide Risk Management Department conducts risk and control assessments across all of our business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks enterprise-wide. The Fraud Risk Department monitors for internal and external fraud risk across all of our business and operational units. The Loan Review Department conducts independent testing of our loan risk ratings to ensure their accuracy, which is instrumental to calculating our ACL. Our Model Risk Management Department oversees validation and testing of all models used in managing risk across our company. Our Third-Party Risk Management Department ensures effective risk management and oversight of third-party relationships throughout the vendor life cycle. The Anti-Money Laundering and Bank Secrecy Act Department monitors for compliance with money laundering risk and associated regulatory compliance requirements. Our Community Reinvestment Department monitors for compliance with the requirements of the Community Reinvestment Act. The Appraisal Review Department facilitates independent ordering and review of real estate appraisals obtained for determining the value of real estate pledged as collateral for loans to customers. Our Compliance Department is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations which govern our business operations. Our Information and Cyber Security Department is responsible for maintaining a risk assessment of our information and cyber security risks and ensuring appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cyber security controls. As discussed in more detail under the COVID-19 section of this Report, we have in place various business and emergency continuity plans to respond to different crises and circumstances which include rapid deployment of our Crisis Management Team, Incident Management Team and Business Continuity Coordinators to activate the our plans for various type of emergency circumstance. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Each of the Risk, Audit and Credit Risk and CRA Committees of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
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
TABLE 33
Operating net income available to common stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income available to common stockholders	$80,766	$100,732	$207,773	$286,026
COVID-19 expense	2,671	—	6,622	—
Tax benefit of COVID-19 expense	(561)	—	(1,391)	—
Gain on sale of Visa class B stock	(13,818)	—	(13,818)	—
Tax expense of gain on sale of Visa class B stock	2,902	—	2,902	—
Loss on FHLB debt extinguishment and related hedge terminations	13,316	—	13,316	—
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	(2,796)	—	(2,796)	—
Branch consolidation costs	—	—	8,262	4,505
Tax benefit of branch consolidation costs	—	—	(1,735)	(946)
Service charge refunds	3,780	—	3,780	—
Tax benefit of service charge refunds	(794)	—	(794)	—
Operating net income available to common stockholders (non-GAAP)	$85,466	$100,732	$222,121	$289,585
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as branch consolidation costs, service charge refunds and COVID-19 expense, are not organic costs to run our operations and facilities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special Company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.

TABLE 34
Operating earnings per diluted common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income per diluted common share	$0.25	$0.31	$0.64	$0.88
COVID-19 expense	0.01	—	0.02	—
Tax benefit of COVID-19 expense	—	—	—	—
Gain on sale of Visa class B stock	(0.04)	—	(0.04)	—
Tax expense of gain on sale of Visa class B stock	0.01	—	0.01	—
Loss on FHLB debt extinguishment and related hedge terminations	0.04	—	0.04	—
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	(0.01)	—	(0.01)	—
Branch consolidation costs	—	—	0.03	0.01
Tax benefit of branch consolidation costs	—	—	(0.01)	—
Service charge refunds	0.01	—	0.01	—
Tax benefit of service charge refunds	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.26	$0.31	$0.68	$0.89

TABLE 35
Return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income available to common stockholders (annualized)	$321,307	$399,644	$277,536	$382,416
Amortization of intangibles, net of tax (annualized)	10,495	11,289	10,575	11,154
Tangible net income available to common stockholders (annualized) (non-GAAP)	$331,802	$410,933	$288,111	$393,570
Average total stockholders’ equity	$4,915,933	$4,802,717	$4,890,114	$4,725,780
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,321,352)	(2,335,273)	(2,324,638)	(2,330,850)
Average tangible common equity (non-GAAP)	$2,487,699	$2,360,562	$2,458,594	$2,288,048
Return on average tangible common equity (non-GAAP)	13.34%	17.41%	11.72%	17.20%
(1) Excludes loan servicing rights.

TABLE 36
Return on average tangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net income (annualized)	$329,305	$407,619	$285,591	$390,478
Amortization of intangibles, net of tax (annualized)	10,495	11,289	10,575	11,154
Tangible net income (annualized) (non-GAAP)	$339,800	$418,908	$296,166	$401,632
Average total assets	$37,466,706	$33,850,324	$36,318,080	$33,665,297
Less: Average intangible assets (1)	(2,321,352)	(2,335,273)	(2,324,638)	(2,330,850)
Average tangible assets (non-GAAP)	$35,145,354	$31,515,051	$33,993,442	$31,334,447
Return on average tangible assets (non-GAAP)	0.97%	1.33%	0.87%	1.28%
(1) Excludes loan servicing rights.

TABLE 37
Tangible book value per common share

	Three Months Ended September 30,
(dollars in thousands, except per share data)	2020	2019
Total stockholders’ equity	$4,951,059	$4,820,309
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,319,689)	(2,332,469)
Tangible common equity (non-GAAP)	$2,524,488	$2,380,958
Ending common shares outstanding	323,212,398	324,879,501
Tangible book value per common share (non-GAAP)	$7.81	$7.33
(1) Excludes loan servicing rights.

TABLE 38
Tangible equity to tangible assets (period-end)

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Total stockholders' equity	$4,951,059	$4,820,309
Less: Intangible assets (1)	(2,319,689)	(2,332,469)
Tangible equity (non-GAAP)	$2,631,370	$2,487,840
Total assets	$37,440,672	$34,328,501
Less: Intangible assets (1)	(2,319,689)	(2,332,469)
Tangible assets (non-GAAP)	$35,120,983	$31,996,032
Tangible equity / tangible assets (period-end) (non-GAAP)	7.49%	7.78%
(1) Excludes loan servicing rights.

TABLE 39
Tangible common equity / tangible assets (period-end)

	Three Months Ended September 30,
(dollars in thousands)	2020	2019
Total stockholders' equity	$4,951,059	$4,820,309
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,319,689)	(2,332,469)
Tangible common equity (non-GAAP)	$2,524,488	$2,380,958
Total assets	$37,440,672	$34,328,501
Less: Intangible assets (1)	(2,319,689)	(2,332,469)
Tangible assets (non-GAAP)	$35,120,983	$31,996,032
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.19%	7.44%
(1) Excludes loan servicing rights.
TABLE 40
Allowance for credit losses / loans and leases, excluding PPP loans (period-end)

Three Months Ended September 30,
(dollars in thousands)	2020
ACL - loans	$372,970
Loans and leases	$25,688,502
Less: PPP loans outstanding	(2,534,136)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$23,154,366
ACL loans / loans and leases, excluding PPP loans (non-GAAP)	1.61%

Key Performance Indicators
TABLE 41
Pre-provision net revenue to average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Net interest income	$227,098	$229,802	$687,690	$690,802
Non-interest income	80,038	80,000	226,192	220,225
Less: Non-interest expense	(180,209)	(177,784)	(551,033)	(518,763)
Pre-provision net revenue (as reported)	$126,927	$132,018	$362,849	$392,264
Pre-provision net revenue (as reported) (annualized)	$504,948	$523,766	$484,681	$524,456
Adjustments:
Add: Branch consolidation costs (non-interest income)	$—	$—	$—	$1,722
Add: Service charge refunds (non-interest income)	3,780	—	3,780	—
Less: Gain on sale of Visa class B stock (non-interest income)	(13,818)	—	(13,818)	—
Add: Loss on FHLB debt extinguishment and related hedge terminations (non-interest income)	13,316	—	13,316	—
Add: COVID-19 expense (non-interest expense)	2,671	—	6,622	—
Add: Branch consolidation costs (non-interest expense)	—	—	8,262	2,783
Add: Tax credit-related impairment project (non-interest expense)	—	3,213	4,101	3,213
Pre-provision net revenue (operating) (non-GAAP)	$132,876	$135,231	$385,112	$399,982
Pre-provision net revenue (operating) (annualized) (non-GAAP)	$528,614	$536,514	$514,419	$534,774
Average total shareholders’ equity	$4,915,933	$4,802,717	$4,890,114	$4,725,780
Less: Average preferred shareholders’ equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,321,352)	(2,335,273)	(2,324,638)	(2,330,850)
Average tangible common equity (non-GAAP)	$2,487,699	$2,360,562	$2,458,594	$2,288,048
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	20.30%	22.19%	19.71%	22.92%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	21.25%	22.73%	20.92%	23.37%
(1) Excludes loan servicing rights.

TABLE 42
Efficiency ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2020	2019	2020	2019
Non-interest expense	$180,209	$177,784	$551,033	$518,763
Less: Amortization of intangibles	(3,339)	(3,602)	(10,021)	(10,560)
Less: OREO expense	(1,061)	(1,431)	(3,347)	(3,454)
Less: COVID-19 expense	(2,671)	—	(6,622)	—
Less: Branch consolidation costs	—	—	(8,262)	(2,783)
Less: Tax credit-related project impairment	—	(3,213)	(4,101)	(3,213)
Adjusted non-interest expense	$173,138	$169,538	$518,680	$498,753
Net interest income	$227,098	$229,802	$687,690	$690,802
Taxable equivalent adjustment	3,018	3,528	9,470	10,647
Non-interest income	80,038	80,000	226,192	220,225
Less: Net securities gains	(112)	(35)	(262)	(35)
Less: Gain on sale of Visa class B stock	(13,818)	—	(13,818)	—
Add: Loss on FHLB debt extinguishment and related hedge terminations	13,316	—	13,316	—
Add: Branch consolidation costs	—	—	—	1,722
Add: Service charge refunds	3,780	—	3,780	—
Adjusted net interest income (FTE) + non-interest income	$313,320	$313,295	$926,368	$923,361
Efficiency ratio (FTE) (non-GAAP)	55.26%	54.11%	55.99%	54.01%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2020, as required by paragraph (d) of Rules

13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and U.S. economies and financial markets and is having an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branch offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 23, 2019, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. There were no repurchases made during the third quarter of 2020. Starting in the fourth quarter of 2020, we repurchased a small amount of shares to compensate for the annual long-term incentive compensation awards.

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

F.N.B. Corporation

Dated:	November 3, 2020	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2020	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2020	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)