Form 10-K
period 2020-12-31
FNB CORP/PA/
filed 2021-02-25
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2020, determined using a per share closing price on that date of $7.50, as quoted on the New York Stock Exchange, was $2,364,996,210.
As of January 31, 2021, the registrant had outstanding 321,523,121 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 11, 2021 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2021.

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	GLB Act	Gramm-Leach Bliley Act of 1999
ADC	Acquisition, development or construction	GSE	Government-sponsored entity
AFS	Available for sale	HTM	Held to maturity
ALCO	Asset/Liability Committee	HUD	Department of Housing and Urban Development
AOCI	Accumulated other comprehensive income	HVCRE	High volatility commercial real estate
ARRC	Alternative Reference Rates Committee	IRLC	Interest rate lock commitment
ASC	Accounting Standards Codification	LCR	Liquidity Coverage Ratio
ASU	Accounting Standards Update	LGD	Loss given default
AULC	Allowance for unfunded loan commitments	LIBOR	London Inter-bank Offered Rate
BOLI	Bank owned life insurance	LIHTC	Low income housing tax credit
Basel III	Basel III Capital Rules	LTV	Loan-to-value
BHC Act	Bank Holding Company Act of 1956, as amended	MCH	Months of Cash on Hand
CARES Act	Coronavirus Aid, Relief and Economic Security Act	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current expected credit losses	MSA	Mortgage servicing asset
CET1	Common equity tier 1	MSRs	Mortgage servicing rights
CFPB	Consumer Financial Protection Bureau	NYSE	New York Stock Exchange
COVID-19	Novel coronavirus disease of 2019	OCI	Other comprehensive income
CRA	Community Reinvestment Act of 1977	OCC	Office of the Comptroller of the Currency
DIF	Deposit Insurance Fund	OREO	Other real estate owned
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OTTI	Other-than-temporary impairment
DOJ	U.S. Department of Justice	PCD	Purchase credit deteriorated
DTA	Deferred tax asset	PCI	Purchase credit impaired
DTL	Deferred tax liability	PD	Probability of default
EAD	Exposure at default	Penn-Ohio	Penn-Ohio Life Insurance Company
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act	PPP	Paycheck Protection Program
EVE	Economic value of equity	PPPLF	Paycheck Protection Program Liquidity Fund
ERISA	Employee Retirement Income Security Act of 1974	QM	Qualified mortgage
FASB	Financial Accounting Standards Board	Regency	Regency Finance Company
FDIC	Federal Deposit Insurance Corporation	RESPA	Real Estate Settlement Procedures Act
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	RRR	Reference rate reform
FHLB	Federal Home Loan Bank	R&S	Reasonable and Supportable
FICO	Fair Isaac Corporation	SBA	Small Business Administration
FINRA	Financial Industry Regulatory Authority	SEC	Securities and Exchange Commission
FNB	F.N.B. Corporation	SOFR	Secured Overnight Financing Rate
FNBIA	F.N.B. Investment Advisors, Inc.	SOX	Sarbanes-Oxley Act of 2002
FNBPA	First National Bank of Pennsylvania	TCJA	Tax Cuts and Jobs Act of 2017
FNIA	First National Insurance Agency, LLC	TDR	Troubled debt restructuring
FNTC	First National Trust Company	TILA	Truth in Lending Act
FOMC	Federal Open Market Committee	TPS	Trust preferred securities
FSOC	Financial Stability Oversight Council	U.S.	United States of America
FRB	Board of Governors of the Federal Reserve System	UST	U.S. Department of the Treasury
FTE	Fully taxable equivalent	VIE	Variable interest entity
FVO	Fair value option	YDKN	Yadkin Financial Corporation
GAAP	U.S. generally accepted accounting principles

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

ITEM 1.    BUSINESS
Overview
We are a Pennsylvania corporation, a bank holding company and a financial holding company. With our subsidiaries, we have been in business since 1864. Our principal executive office is located at 12 Federal Street, Pittsburgh, Pennsylvania 15212. As a diversified financial services holding company, FNB, through our subsidiaries, provides a full range of financial services, principally to consumers, corporations, governments and small- to medium-sized businesses in our market areas through our subsidiary network, which is led by our largest subsidiary, FNBPA. Our business strategy focuses primarily on providing quality, consumer- and commercial-based financial services adapted to the needs of each of the markets we serve. We seek to maintain our community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. We seek to preserve some decision making at a local level, however, we have centralized legal, loan review, credit underwriting, accounting, investment, audit, loan operations, deposit operations and data processing functions. The centralization of these processes enables us to maintain consistent quality of these functions and to achieve certain economies of scale.
As of December 31, 2020, we have three reportable business segments: Community Banking, Wealth Management and Insurance, with the remaining operations described in Other. As of December 31, 2020, we have 358 Community Banking offices in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina and Virginia.

As of December 31, 2020, we had total assets of $37.4 billion, loans of $25.5 billion and deposits of $29.1 billion. See Item 7, MD&A, and Item 8, “Financial Statements and Supplementary Data,” of this Report.
Internet Information
Our website is at http://www.fnb-online.com and information regarding FNB and investor relations is located under the heading, "About Us." We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We generally post and make accessible before or promptly following first use of financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor calls or events on our corporate website. Under some circumstances, the information may be relevant to investors but be directed to customers, in which case it may be accessed directly through our websites home page rather than “About Us-Investor Information.” Investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we provide non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentations, in materials for prior presentations or in our annual, quarterly or current reports.
Securities and Exchange Commission Reports and Corporate Governance Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the "About Us" portion of our website under the heading Investor Information (accessible by clicking on the SEC Filings link) as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC and at the SEC’s website, www.sec.gov.

Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Annual Report on Form 10-K. Also, under the "About Us" portion of our website under the heading Investor Information you may click on Corporate Governance to view the following: (i) our Code of Conduct and Code of Ethics; (ii) our Corporate Governance Guidelines; (iii) the charter of each active committee of our Board of Directors; and (iv) Policy With Respect to Related Persons Transactions. We also intend to disclose any amendments to our Code of Conduct and waivers of our Code of Conduct required to be disclosed by the rules of the SEC and the NYSE on the Investor Information portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: F.N.B. Corporation, Attention: Office of the Corporate Secretary, 12 Federal Street, 5th Floor, Pittsburgh, Pennsylvania, 15212.
Our registered investment adviser subsidiary is subject to the Investment Advisers Act of 1940 and related rules and regulations promulgated by the SEC. Our investment adviser subsidiary is also subject to additional regulation by states or local jurisdictions. The SEC has active enforcement functions that oversee investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect our ability to expeditiously issue new securities into the capital markets.
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 24, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2020, FNB had three business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third-party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2020, our Community Banking segment operated in seven states and the District of Columbia. Our branch network spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
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
The lending philosophy of the Community Banking segment is to establish high-quality customer relationships, while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying our loan portfolio by industry, geography, product and borrower, and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the geographic market areas served by the Community Banking segment.
The Community Banking segment maintains formal policies which establish underwriting standards and processes. Our commercial loan policy requires, among other things, that commercial loans be underwritten to document the borrower’s financial capacity to support the cash flow required to repay the loan. The commercial loan policy also contains additional guidelines and requirements applicable to specific loan products or lines of business. Consumer loan products are designed to meet the diverse credit needs of consumers in our markets for personal and household purposes. Our consumer loan policies and procedures require prospective borrowers to provide appropriate and accurate financial information that will assist our loan underwriting personnel in making credit decisions. Specific information requirements vary based on loan type, risk profile and secondary investor requirements where applicable.

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
Our Wealth Management operations are conducted through three subsidiaries of FNBPA. FNTC provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2020, the fair value of trust assets under management was approximately $7.1 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
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
Other
We also operate other non-banking subsidiaries which are not considered to be reportable segments of FNB. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC has a 22.5% funding commitment in Tecum Capital Partners, L.P. (formerly known as F.N.B. Capital Partners, L.P.) (Tecum), a Small Business Investment Company licensed by the U.S. SBA. Tecum is not an affiliate or a subsidiary of FNB. We have three companies that issued TPS to third-party investors: F.N.B. Statutory Trust II, Yadkin Valley Statutory Trust I and FNB Financial Services Capital Trust I, the last two of which were acquired in conjunction with the YDKN acquisition. FNB Financial Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. The proceeds received from these subordinated note issuances are a general funding source for FNB. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 24, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
We compete for loans, deposits and financial services business with a large number of bank and non-bank financial institutions and other lenders engaged in the business of extending credit, including financial technology companies and marketplace lenders. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits comes from commercial banks, savings banks and credit unions. Additional competition for deposits comes from non-depository competitors such as financial technology companies, mutual funds, securities and brokerage firms and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, our subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies. Competition for loans and deposits depends on a number of factors, including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits and lending limits. Also, our ability to continue to compete effectively depends in large part on retaining and motivating our employees and our ability to attract new employees, while effectively managing compensation and other expenses.
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
Human Capital
We are committed to the attraction, retention, and development of exceptional talent. This commitment also extends to building a diverse workforce that reflects different cultures, ethnicities and backgrounds which foster creativity, innovation, and overall success. To support this focus on our human capital, we employ several strategies to foster an engaged workforce in a safe environment that helps to identify, promote and grow future leaders. Our special culture has contributed to the nearly 30 workplace awards we have received over the past decade. In early 2021, we continued to add to this impressive list with our first-ever national recognition as an employer, having been named a Top Workplace U.S.A. by Energage, an independent research firm, based on employee feedback. As part of this award program, we were also named a national Top Workplace in the financial services industry. As of January 31, 2021, FNB and our subsidiaries had 3,819 full-time and 378 part-time employees.
Recruitment. We are committed to building a diverse and inclusive workforce and have found great success cultivating and fostering mutually beneficial partnerships with job and recruiting centers, colleges and universities and organizations that help to identify and attract diverse candidates. In addition to posting positions with these organizations, our leaders participate in events hosted by these partners to further our brand as an employer of choice.
Employee Development. We focus resources on programs to develop leaders and promote internal advancement within the organization. This includes a mentor program, succession planning and a leadership program, all administered through our dedicated training department team to further develop the talent which our recruitment efforts have attracted.
Diversity. We have an active Diversity Council which takes a proactive, leadership role in promoting diversity, equity and inclusion in our culture. The Diversity Council is responsible for promoting an inclusive culture that attracts, retains and develops the best talent from a broad spectrum to create a diverse, highly productive workforce, at all levels of the organization. The Diversity Council supports our mission to build a workforce in which employees can learn, grow and prosper, and our commitment to diversity, equity and inclusion within the workforce. It supports both corporate and employee initiatives on diversity, equity and inclusion.
The membership composition of the Diversity Council reflects the diversity within our organization. In addition, the membership represents every region in the organization, and various lines of business and position levels.
Engagement. We regularly seek feedback from our employees and in 2020 conducted our biannual engagement survey. This engagement survey collects insights about employees’ experiences to help shape our future success. The results are reviewed at various levels of the organization up to, and including, the Board of Directors. Managers create action plans targeting opportunities in areas that the survey highlights. Our scores in the overall engagement focus area, consistently place us in the outstanding category when compared across multiple industries.
Compensation. Our compensation philosophy is to create a program that supports our mission and values. The compensation program is a management tool that, when aligned with an effective communication plan, is designed to support, reinforce, and align our values, business strategy, operational and financial needs with our strategic goals.
We believe that compensation programs, through competitive base salary, short-term incentive plans, and long-term incentive plans, are essential for providing the behavior to set performance expectations, improving service quality and productivity, and recognizing contributions to our success.
The oversight and review of our compensation philosophy and programs are conducted by the Management Compensation Committee. This team, chaired by FNB’s Chairman, President and Chief Executive Officer, regularly meets to promote compensation programs that are equitable, to achieve a performance-driven work culture that generates company growth, rewarding employees for focusing on customer needs and demonstrating appropriate risk management behaviors.
At the start of 2020 we accomplished our goal to provide a minimum starting compensation of $15/hour, which was the final phase of a commitment started in 2018 to increase the financial commitment to entry level and front-line employees.
Values & Training. We strive to maintain sound financial practices and governance processes through a commitment to ethical behavior, a solid reputation and a firm record of compliance and stability that these strengths create, both within our Corporation and for our customers.
Employees complete quarterly and annual job specific training, including regulatory and compliance requirements, to increase knowledge of standards required of the financial services industry.
Additionally, employees are provided various avenues to report unethical behavior without repercussions to them, such as FNB’s Ethics Hotline. Employees are asked to report any issues that could result in financial or reputational harm to us.
Wellness. Our commitment to the personal and professional well-being of each employee extends beyond a competitive compensation and benefits package. Innovative employee-friendly programs and policies designed to help team members maintain a healthy, meaningful work/life balance by providing resources to support mental, physical and financial health are offered and regularly expanded. This includes parental and caregiver leave, adoption assistance and back-up child-care programs built to provide employees with the financial support and time away from work that they need to focus on their new family members.
Safety. Employee and customer safety are key concerns for us. The COVID-19 pandemic created unique challenges in 2020 that no organizations had faced before. Employee safety and support were key pillars to our response to the pandemic. Highlights of the employee actions we enacted in the spring of 2020 and throughout the remainder of the year include:
•Approximately half of the workforce was mobilized to a work-from-home arrangement by sourcing and procuring the necessary equipment and tools.
•Established an employee information portal updated daily with information related to the pandemic, adjusted operational procedures, and a robust employee Q&A process.
•Provided all employees additional days off and expanded existing leave programs to assist in supporting personal or family illness and childcare.
•Increased safety protocols such as personal protection equipment, sanitization protocols, thermal scanning devices, social distancing signage, furniture modification and other measures were implemented for the safety of employees that needed to continue to work in our facilities during the national emergency.
Government Supervision and Regulation
The following summary sets forth certain material elements of the regulatory framework applicable to FNB, FNBPA and our subsidiaries and affiliates. The financial services industry is subject to extensive regulatory oversight and, in particular, bank holding companies, banks and their affiliates (depending upon charter and business activities) are subject to supervision, regulation and examination by the FRB, OCC, FDIC, CFPB, SEC, FINRA and various state regulatory agencies. The statutory and regulatory framework that governs FNB and our affiliates is generally intended to protect depositors and customers, the federal insurance fund, the U.S. banking and financial system, and financial markets as a whole; however, this framework is not specifically for the protection of security holders. Significant elements of the laws and regulations applicable to FNB and our affiliates are described in this section. To the extent that the following information describes statutory and regulatory provisions or governmental policies, such descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies referenced herein. In addition, certain of FNB’s public disclosure, internal control environment, risk and capital management and corporate governance principles are subject to SOX, the Dodd-Frank Act, as modified by the 2018 Economic Growth Act, and related regulations and rules of the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Also, FNB is subject to the rules of the NYSE for listed companies.
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
The OCC regulations implemented under the Economic Growth Act raised the minimum asset threshold for covered banks to conduct stress tests from $10 billion to $250 billion. This resulted in FNB and FNBPA no longer being subject to Dodd-Frank Act stress testing requirements, however we will continue to voluntarily perform capital stress testing consistent with the safety and soundness expectations of our banking regulators.
The Economic Growth Act also enacted several important changes in some technical compliance areas, for which the banking agencies have now issued certain corresponding guidance documents and/or proposed final rules, including:
•Prohibiting federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC loans, and clarifying ADC status;
•Requiring the federal banking agencies to amend the LCR Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets, making them more attractive investment alternatives;
•Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and
•Directing the CFPB to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well as the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes. (See discussion under Risk Factors - caption “We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry”).
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
•enhanced authority over troubled and failing banks and their holding companies;
•increased capital and liquidity requirements;
•increased regulatory examination fees;

•increased assessments banks must pay the FDIC for federal deposit insurance; and
•specific provisions designed to improve supervision and oversight of bank safety and soundness and consumer practices, by imposing restrictions and limitations on the scope and type of banking and financial activities.
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
Deposit Insurance.  The Dodd-Frank Act established a $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s DIF are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act requires a phase-in of the minimum designated reserve ratio for the DIF, increasing it from 1.15% to 1.35% of the estimated amount of total insured deposits which was achieved as of the third quarter of 2018. FDIC regulations provide that, among other things, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease. The last quarterly surcharge was reflected in FNBPA’s December 2018 assessment invoice, which covered the assessment period from July 1, 2018 through September 30, 2018. FNBPA’s assessment invoices have not included a quarterly surcharge since that time. In addition, the Dodd-Frank Act eliminated the requirement of the FDIC to pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the target designated reserve ratio at 2%. Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15% in the third quarter of 2016, are expected to remain unchanged. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2%. The DIF and the DIF ratio were $117.9 billion and 1.29%, respectively, at December 31, 2020.
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
Effective January 1, 2020, five federal banking agencies revised certain aspects of the Volcker Rule by specifying that compliance requirements will be based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities) will have heightened compliance obligations. Compliance with the revised Volcker Rule were required on January 1, 2021.

In June, 2020, five federal financial regulators modified the “covered funds” portion of the Volcker Rule by streamlining the rule, addressing the treatment of certain foreign funds, and permitting banking entities to offer financial services and engage in other permissible activities that do not raise concerns that the Volcker Rule was intended to address.
The Consumer Financial Protection Bureau.  The CFPB’s responsibility is to establish, implement and enforce laws, rules and regulations under certain federal consumer financial laws, as defined by the Dodd-Frank Act and interpreted by the CFPB, with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking and enforcement authority over many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products and services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general will have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and against, with respect to certain non-preempted laws, national banks. Compliance with any such new regulation or other precedent established by the CFPB and/or states could reduce our revenue, increase our cost of operations and compliance, and limit, prevent, or make more costly, our ability to expand into certain products and services. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and non-bank financial institutions to enforce federal consumer financial laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators also have been increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
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

FNB, like other bank holding companies, through December 31, 2019 was required to maintain CET1, tier 1 and total capital (the sum of tier 1 and tier 2 capital) equal to at least 7.00%, 8.50% and 10.50%, respectively, of our total risk-weighted assets (including various off-balance sheet items). The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2020, our CET1, tier 1 and total capital ratios under these guidelines were 9.8%, 10.2% and 12.3%, respectively. At December 31, 2020, we had $316.3 million of capital securities and subordinated debt that qualified as tier 2 capital.
In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 4.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. The guidelines also provide that bank holding companies, depending on the types, quality and quantity of risk associated with its activities (e.g., acquisitions, internal growth), will be expected to maintain strong capital positions above the minimum supervisory levels without significant reliance on intangible assets. Our leverage ratio at December 31, 2020 was 7.8%.
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
Under Basel III, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations which do not use the advanced approach, such as FNB and FNBPA, may make a one-time permanent election to continue to exclude these items. FNB and FNBPA made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of FNB’s AFS securities portfolio. Basel III also precludes certain hybrid securities, such as TPS, as tier 1 capital of bank holding companies, subject to phase-out. TPS no longer included in FNB’s tier 1 capital may nonetheless be included as a component of tier 2 capital on a permanent basis without phase-out.

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
In addition, Basel III provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under Basel III for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as FNB. Specifically, the final rule extends the current regulatory capital treatment of MSAs, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and CET1 minority interest, tier 1 minority interest, and total capital minority interest exceeding applicable minority interest limitations. Management believes that, as of December 31, 2020, FNB and FNBPA meet all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements had been in effect.

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
Current Expected Credit Loss Treatment
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the prior “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. We adopted CECL on January 1, 2020. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and R&S forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The CARES Act allows for an optional five-year phase in period for the day-one regulatory capital effects of the CECL adoption. FNB has elected this option. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. See Note 2, New Accounting Standards, for more information on our CECL adoption.
Stress Testing
As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring insured depository institutions to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and makes the requirement “periodic” rather than annual. The Economic Growth Act also provided that bank holding companies under $100 billion in assets were no longer subject to stress testing requirements and provided the FRB with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. Notwithstanding these amendments, the federal banking agencies indicated through interagency bank regulatory guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. We will continue to monitor and stress test our capital consistent with the safety and soundness expectations of our banking regulators.
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
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2020.
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
On December 12, 2019, the OCC and the FDIC issued a proposed rule that would modernize their respective agencies’ regulations under the CRA. The proposed rule would: (i) clarify what activities qualify for CRA credit and (ii) require banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail deposits, thus, creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. The OCC has not adopted the final amendments to the CRA regulations, and it is not anticipated to do so until after the new Comptroller of the Currency is appointed in 2021.
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, HUD, and other regulators. Fair lending laws include the Equal Credit Opportunity Act and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. In December 2012, the DOJ and CFPB entered into a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. The new Presidential Administration had indicated a focus on prioritizing enforcement of the federal anti-discrimination laws, and we anticipate that such coordination will continue to occur. FNBPA is required to have a fair lending program that is of sufficient scope to monitor the inherent fair lending risk of the institution and that appropriately remediates issues which are identified.
Financial Privacy
In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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
Consumer Protection Statutes and Regulations
In addition to the consumer regulations promulgated by the FRB, OCC and state agencies, and the regulations that may be issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes including the TILA, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, RESPA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Electronic Fund Transfer Act and Home Mortgage Disclosure Act, and regulations and guidance promulgated thereunder by the CFPB and the federal banking agencies. Among other things, these acts and regulations:
•require banks to disclose credit terms in meaningful and consistent ways;
•prohibit discrimination against an applicant in any consumer or business credit transaction;
•prohibit discrimination in housing-related lending activities;
•require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
•require lenders to provide borrowers with more detailed information regarding the nature and cost of real estate settlements;
•prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;
•prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations;
•require prescribed consumer disclosures and the adoption of error resolution procedures and other consumer protection protocols with respect to electronic fund transfers; and
•prohibit unfair, deceptive or abusive acts and practices in connection with consumer loans, the collection of debt, and the provision of other consumer financial products and services.
The CFPB has implemented a series of final consumer protection and disclosure rules related to mortgage loan origination and mortgage loan servicing designed to address the Dodd-Frank Act mortgage lending protections. In particular, the CFPB issued a rule implementing the ability-to-repay and QM provisions of the TILA, as amended by the Dodd-Frank Act (the QM Rule). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of QM are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet underwriting guidelines of U.S. GSEs, the Federal Housing Administration and the U.S. Department of Veteran Affairs may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. Additionally, regulations governing the servicing of residential mortgages have placed additional requirements on mortgage servicers that often lengthen the process for foreclosing on residential mortgages. The CFPB also adopted integrated disclosure requirements related to mortgage originations under RESPA and TILA and each statute’s implementing regulations. These disclosure requirements became effective in October 2015. The CFPB issued proposed amendments to the requirements in July 2016, which were finalized in July 2017. The CFPB also issued interpretive guidance and updated model disclosure forms in 2017.

As discussed, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an insured depository institution with total assets of more than $10 billion, FNBPA is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt more strict consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. We continuously evaluate the impact of the consumer rules issued by the CFPB to determine if they will have any long-term impact on our mortgage loan origination and servicing activities. Compliance with these rules will likely increase our overall regulatory compliance costs. The CFPB has historically been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The federal financial regulatory agencies, including the OCC and state attorneys general, have also become increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
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
Activities and Acquisitions
The BHC Act requires a bank or financial holding company to obtain the prior approval of the FRB before:
•the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;
•any of the company’s subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or
•the company may merge or consolidate with any other bank or financial holding company.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act) generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a holding company of banks in more than one state. A bank is subject to any state requirement that the bank has been organized and operating for a minimum period of time and the requirement that the bank holding company, after the proposed transaction, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by the state law of such deposits in that state. The Interstate Banking Act also permits:
•a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank;
•a bank to acquire branches from an out-of-state bank; and
•a bank to establish and operate de novo interstate branches whenever the host state permits de novo branching of its own state-chartered banks.

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
Effective April 1, 2020, the FRB implemented a rule to codify and simplify its interpretations and opinions regarding regulatory presumptions of control. The rule will likely have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in non-bank companies.
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
FNBIA also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor (DOL) under the ERISA, among others. The principal purpose of these regulations is the protection of clients and ERISA plan and individual retirement account assets and beneficiaries, rather than the protection of stockholders and creditors. Significantly, in June 2018, the U.S. Fifth Circuit Court of Appeals issued a mandate vacating the DOL's "fiduciary rule" and related prohibited transaction exemptions. As a result, although FNBPA may have taken certain measures to comply with the rule on a transitional basis, FNBPA's securities brokerage and investment advisory service and activities will no longer be affected.
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
Governmental Policies
The operations of FNB and our subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities and the new Presidential Administration. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future. In addition, the new federal bank regulatory and SEC leadership appointees by the new Presidential Administration are anticipated to result in a philosophical change in the priorities and approach to supervision, compliance and enforcement and other policies which may impact our operations.
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
Tax Cuts and Jobs Act of 2017
The TCJA includes a number of provisions that impact FNB, including the following:
Tax Rate. The TCJA replaced the corporate tax rate of 35% applicable under prior law with a reduced 21% statutory tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it decreased the value of our then-existing DTAs. The effect of remeasuring DTAs due to the reduction in the tax rate was a significant item impacting earnings but is generally not expected to have a substantial adverse impact on our core earnings or capital over the long term. The new Presidential Administration has announced that one if its priorities is to raise the corporate tax rate.
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
ITEM 1A.    RISK FACTORS
We are subject to numerous risks, many of which are inherent to our business. As a financial services organization, we must balance revenue generation and profitability with the risks associated with our business activities. For information about how our risk oversight and management process operates, see Item 7 of this Report, MD&A – "Risk Management.” The following discussion highlights specific risks that could affect us and our business, financial condition, results of operations and cash flows. Based on the information currently known, we believe that the following information identifies the material risk factors affecting us. The risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect our business.
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
1. Global/Regional Market and Environmental Influences
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
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and U.S. economies and financial markets and is having an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused death, illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branch offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.
The ultimate effects of COVID-19 on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the FOMC has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operations. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:
•employees, including, key executives, contracting COVID-19;

•reductions in our operating effectiveness as our employees work from home;
•a work stoppage, forced quarantine, or other interruption of our business;
•unavailability of key personnel necessary to conduct our business activities;
•effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•sustained longer-term closures of our branch lobbies or the offices of our customers;
•declines in demand for loans and other banking services and products;
•reduced consumer spending due to both job losses and other effects attributable to COVID-19;
•unprecedented volatility in U.S. financial markets;
•volatile performance of our investment securities portfolio;
•decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our ACL and the potential for higher loan losses;
•declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
•declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

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

Additional COVID-19 outbreaks, spikes and "second or subsequent" waves, new COVID-19 strains and widespread ineffectiveness of the COVID-19 vaccines may lead to efforts by federal, state and local governments and health authorities to engage in efforts to contain or mitigate the pandemic's impact.
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
Interest rates on our outstanding financial instruments might be subject to change based on developments related to LIBOR, which could adversely affect revenue, expenses, and the value of those financial instruments.

In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The ARRC, a committee of U.S. financial market participants, has recommended the SOFR as the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to U.S. dollar-LIBOR. The ARRC has proposed a paced market transition plan from LIBOR to SOFR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have a significant number of loans, derivatives and other financial instrument contracts that are indexed to LIBOR and are actively monitoring this activity and evaluating the related risks.  The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate loans, derivatives and other financial instruments tied to LIBOR, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•adversely affect the value of our floating rate loans, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts; and
•require the transition to, or development of, appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

The impact of this transition, as well as the effect of these developments on our funding costs, loan and investment securities portfolios, asset-liability management, and business, is uncertain.
Our business could be adversely affected by difficult economic conditions in the regions in which we operate.
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the U.S. as a whole. Difficult economic and employment conditions in the market areas FNB serves could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:
•demand for our loans, deposits and services may decline;
•loan delinquencies, problem assets, foreclosures and charge-offs may increase;
•weak economic conditions could limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income;
•collateral for our loans may decline in value; and
•the amount of our low-cost or non-interest-bearing deposits may decrease.
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

2. Lending
As a participating lender in the SBA PPP, we are subject to additional regulatory and DOJ enforcement risks and the risk of litigation from FNBPA’s clients or other parties regarding FNBPA’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
Under the CARES Act, enacted in March 2020, Congress allocated $349 billion for the PPP loan program to be administered through the SBA. Under the PPP, small businesses and other entities and individuals applied for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to various limitations and eligibility criteria. FNBPA participated as a lender in the PPP beginning in April 2020. From the beginning of the PPP, there has been ambiguity and continuously evolving rules, interpretations and guidance regarding the operation of the PPP and the respective obligations of banks and loan applicants, which has exposed banks to risks relating to non-compliance with the PPP by various government investigative agencies and the DOJ, who are charged with investigating PPP loan fraud and pursuing civil and criminal sanctions. Congress has approved additional funding for the PPP and beginning in January 2021, FNBPA elected to participate in the second round of PPP loans. Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We may be exposed to the risk of litigation, from both clients and non-clients that approached FNBPA regarding PPP loans, regarding our process and procedures used in processing applications for the PPP. If any such litigation is filed against us and is not resolved in a manner favorable to us, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial, civil or criminal liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.
FNBPA also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, underwritten, certified by the borrower, funded, or serviced by FNBPA, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, certified by the borrower, funded, or serviced by FNBPA, the SBA may deny its liability under its loan guaranty, reduce the amount of the guaranty, deny forgiveness of a PPP loan or, if it has already paid under the guaranty or honored the loan forgiveness, seek recovery of any loss related to the deficiency from us.
Our results of operations are significantly affected by the ability of our borrowers to repay their loans.
Lending money is an essential part of the banking business. However, for various reasons, borrowers do not always repay their loans. The risk of non-payment is affected by:
•credit risks of a particular borrower;
•changes in economic conditions that impact certain geographic markets or industries;
•fluctuations in interest rates on adjustable rate loans;
•the duration of the loan; and
•in the case of a collateralized loan, uncertainties as to the future value of the collateral.
Generally, commercial loans and leases present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of its business and income stream. In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral. These types of loans, however, have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial and industrial products. At December 31, 2020, commercial loans and leases comprised 68.6% of our loan portfolio and consumer loans comprised 31.4% of our loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of MD&A, which is included in Item 7 of this Report.

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
•Mortgage loan production levels are sensitive to changes in economic conditions and activity, strengths or weaknesses in the housing market and interest rate fluctuations. Generally, any sustained period of decreased economic activity or higher interest rates could reduce demand for mortgage loans and refinancings. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
•Our ability to originate and resell mortgage loans readily is dependent upon the availability of an active secondary market. GSEs, including FHLB, Fannie Mae, Freddie Mac and Ginnie Mae, account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in laws that significantly affect the activity of these GSEs could, in turn, adversely affect our mortgage banking business. In September 2008, the GSEs were placed into conservatorship by the U.S. government. We cannot predict if, when or how the conservatorship will end, or any associated changes to the business structure and operations of the GSEs that could result. Additionally, there are various proposals to reform the role of the GSEs in the U.S. housing finance market. The extent and timing of any such regulatory reform regarding the housing finance market and the GSEs are uncertain.
•Future changes to our eligibility to participate in the programs offered by the GSEs and other secondary purchasers, or the loan criteria of the GSEs and other secondary purchasers could also result in a lower volume of corresponding loan originations.
Our financial condition and results of operations could be adversely affected if we must further increase our provision for credit losses or if our ACL is not sufficient to absorb actual losses.
There is no precise method of predicting loan losses. We can give no assurance that our ACL will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on our financial condition and results of operations. We attempt to maintain an appropriate ACL to provide for estimated current expected credit losses in our loan portfolio as of the corresponding reporting date based on various assumptions and judgments about the collectability of the loan portfolio. We regularly determine the amount of our ACL based upon consideration of several quantitative and qualitative factors including, but not limited to, the following:
•a regular review of the quality, mix and size of the overall loan portfolio;
•historical loan loss experience;
•evaluation of non-performing loans;
•geographic or industry concentrations;
•assessment of economic conditions and their effects on FNB’s existing portfolio;
•the amount and quality of collateral, including guarantees, securing loans; and
•geographic or industry economic market conditions.
The level of the ACL reflects the judgment and estimates of management regarding the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. Determination of the allowance is inherently subjective and is based on factors that are susceptible to significant change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL. In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the ACL, we will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations.

For additional discussion relating to this matter, refer to the Allowance and Provision for Credit Losses section of MD&A, which is included in Item 7 of this Report.
Changes in economic conditions, the impact of COVID-19 and the composition of our loan portfolio could lead to higher loan charge-offs or an increase in our provision for credit losses and may reduce our net income.
Changes in national and regional economic conditions, and in large metropolitan areas within our market, including the economic impact of COVID-19, continue to impact our loan portfolios. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in the market areas served by FNB could depress our earnings and consequently our financial condition because customers may not want or need our products or services; borrowers may not be able to repay their loans; the value of the collateral securing our loans to borrowers may decline; and the quality of our loan portfolio may decline. Any of the latter three scenarios could require us to charge-off a higher percentage of our loans and/or increase our provision for credit losses, which would reduce our net income. Additionally, changes to macroeconomic conditions and the related CECL modeling considerations may result in volatility in our provision from period to period.
3. Goodwill
Declines in the fair value of our reporting units could result in a goodwill impairment charge and negatively affect our financial condition and results of operations.
COVID-19 impacted worldwide economic conditions and the resulting adverse effects to stock market capitalization negatively impact the valuation of goodwill assets. Goodwill is periodically tested for impairment by comparing the fair value of each reporting unit to its carrying amount. If the fair value is greater than the carrying amount, then the reporting unit’s goodwill is deemed not to be impaired. The fair value of a reporting unit is impacted by the reporting unit’s expected financial performance and susceptibility to adverse economic, regulatory and legislative changes. The most significant assumptions affecting our goodwill impairment evaluation are variables including projections of earnings, the discount rates used in the income approach to fair value and the control premium above our current stock price that an acquirer would pay to obtain control of FNB. While these factors provide some relative market information about the estimated fair value of the reporting units, they are not individually determinative and need to be evaluated in the context of the current economic environment. However, significant and sustained declines in our market capitalization or other factors could be an indication of potential goodwill impairment.
Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors. If any estimates, market factors, or assumptions change in the future, these amounts are susceptible to impairments. For additional discussion related to goodwill, refer to Note 1, Summary of Significant Accounting Policies and Note 9, Goodwill and Other Intangible Assets.
4. Growth Trends
If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
To achieve our past levels of growth, we have focused on both organic growth and acquisitions. We may not be able to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to obtain the financing necessary to fund additional growth. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new retail branches or optimizing our existing branch network. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our internal growth. If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
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
5. Regulations, Tax Laws and Political Impacts
Our financial condition and results of operations may be adversely affected by changes in tax rules and regulations, or interpretations.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items. The new Presidential Administration approach to corporate tax rates could affect our future results of operations. Our future effective tax rates could be affected by changes in the federal tax rates and in tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our DTAs and DTLs. Changes in statutory tax rates or DTAs and DTLs may adversely affect our profitability.
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
As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our business, profitability and the value of our financial assets and liabilities. Such scenarios may include the following:
•changes in interest rates or interest rate spreads can affect the difference between the interest that FNBPA can earn on assets and the interest that FNBPA has to pay on liabilities, which impacts FNBPA’s overall net interest income and profitability;
•such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments and can, in turn, affect our loss rates on those assets;
•such changes may decrease the demand for interest rate-based products or services, including bank loans and deposit products and the subordinated notes offered by our subsidiary, FNB Financial Services, LP;
•such changes can also affect our ability to hedge various forms of market and interest rate risks and may decrease the profitability or increase the risk associated with such hedges; and
•movements in interest rates also affect mortgage repayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.
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
Significant recent guidance issued was FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), commonly referred to as “CECL,” which introduced new guidance for the accounting for credit losses on instruments within its scope. CECL requires loss estimates for the remaining estimated life of the financial asset using historical experience, current conditions, and R&S forecasts. It also modifies the impairment model for debt securities AFS and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. For further information regarding new or updated standards, see Note 2, “New Accounting Standards” of the Notes to Consolidated Financial Statements.
Changes in the federal, state or local tax laws may negatively impact our financial performance.

We are subject to legislative tax rate changes that could increase our effective tax rates. Depending on enactment dates, these law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, the TCJA resulted in a reduction in our corporate tax rate to 21% beginning in 2018, which has a favorable impact on our earnings and capital generation abilities, however, the new Presidential Administration has announced that modification of corporate tax rates is a priority. In addition, the TCJA also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from the lower tax rate. The impact of the TCJA may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the TCJA. Similarly, FNB’s customers are likely to experience varying effects from both the individual and business tax provisions of the TCJA and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
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
We operate in a highly regulated environment and our businesses are subject to supervision and regulation by several governmental agencies, including the SEC, FRB, OCC, CFPB, FDIC, FSOC, DOJ, UST, FINRA, HUD and state attorneys general and banking, financial services, and securities regulators. Regulations are generally intended to provide protection for depositors, borrowers and other customers, as well as the stability of the financial services industry, rather than for investors in our securities. We are subject to changes in federal and state law, regulations, governmental policies, agency supervisory and enforcement policies and priorities, and tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit our growth and the return to investors by restricting such activities as, for example:
•the payment of dividends and stock repurchases;
•balance sheet growth;
•investments;
•loans and interest rates;
•assessments of fees, such as overdraft and electronic transfer interchange fees;
•the provision of securities, insurance, brokerage or trust services;
•mergers with or acquisitions of other institutions or branches;
•the types of non-deposit activities in which our subsidiaries may engage; and
•offering of new products and services.
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

Although significant changes to existing laws, regulations and policies may be proposed by the new Presidential Administration and implemented by Congress and/or the federal banking agencies and the CFPB, it is difficult to predict with precision the changes that will be implemented into law and when such changes may occur. Accordingly, the impact of any legislative or regulatory changes on our competitors and on the financial services industry as a whole cannot be determined at this time. In any event, the laws and regulations to which we are subject are constantly under review by Congress, federal regulatory agencies, and state authorities. These laws and regulations could be changed drastically in the future, which could affect our profitability, our ability to compete effectively, or the composition of the financial services industry in which we compete.
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
Our Articles of Incorporation and By-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, our Articles of Incorporation and By-laws:
•require shareholders to give us advance notice to nominate candidates for election to our Board of Directors or to make shareholder proposals at a shareholders’ meeting;
•permit our Board of Directors to issue, without approval of our common shareholders unless otherwise required by law, preferred stock with such terms as our Board of Directors may determine;
•require the vote of the holders of at least 75% of our voting shares for shareholder amendments to our By-laws;
•in the case of a proposed business combination with a shareholder owning 10% or more of the voting shares of FNB, the vote of the holders of at least two-thirds of the voting shares not owned by such shareholder is required to approve the business combination, unless it is approved by a majority of FNB’s disinterested directors.
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
6. Liquidity
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
7. Financial Industry
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
The former Presidential Administration had advocated and pursued approaches to reduce financial services banking regulation, supervision and enforcement. The new Presidential Administration is anticipated to advocate a more expansive regulatory, supervisory and enforcement approach and its appointment of the federal bank regulatory agencies' leadership positions will likely reflect this change. At this time, the full impact of the new Presidential Administration's approach to financial services regulation is uncertain. Likewise, it is also difficult to predict the impact that any legislative or regulatory changes will have on our competitors and on the financial services industry as a whole. Regardless, our results of operations also could be adversely affected by changes in the way in which existing statutes, regulations, and laws are interpreted or applied by courts and government agencies as advocated by the current or a new Administration.
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
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better compete for and serve customers and reduce costs. Our future success will depend, in part, on our ability to address customer needs by using secure technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in our operations. Many of our larger competitors have greater resources to invest in technological improvements, and we may not effectively implement new technology-driven products and services or do so as quickly as our competitors. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.

8. Cybersecurity
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
9. Reputation
Our key assets include our brand and reputation and our business may be affected by how we are perceived in the market place.
Our brand and our reputation are key assets of FNB. Our ability to attract and retain banking, insurance, wealth management and corporate clients and employees is highly dependent upon external perceptions of our culture, level of service, security, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage our reputation among existing customers and corporate clients and employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Adverse developments with respect to the financial services industry or sociopolitical events and circumstances may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.
10. Human and Vendor Resources
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
Our continued success and future growth depends heavily on our ability to attract and retain highly skilled, diverse and motivated banking professionals. We compete against many institutions with greater financial resources both within our industry and in other industries to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.
11. Modeling Assumptions
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
12. Investment in Securities
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. The Pittsburgh headquarters, which are leased, are also occupied by employees of the Community Banking, Wealth Management and Insurance segments, including customer support and operations personnel. We also lease office space for regional headquarters in the Cleveland, Ohio, Baltimore, Maryland, and Raleigh, Charlotte and Greensboro, North Carolina markets. In Hermitage, Pennsylvania, we continue to maintain administrative offices, as well as offices for personnel of the Community Banking and Wealth Management segments, in a six-story office building, and a data processing and technology center in a two-story office building, both of which are owned by us. Additionally, we lease other office space in Harrisburg and Hermitage, Pennsylvania, and in Raleigh, North Carolina which house various support departments.
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
Following is a table that shows the branches/retail offices, by state, and the branches/retail offices owned and leased for the Community Banking segment:

December 31, 2020	Community Banking
Pennsylvania	209
Ohio	29
Maryland	26
West Virginia	2
North Carolina	86
South Carolina	4
Washington, D.C.	1
Virginia	1
Total number of branches/retail offices	358
Total branches/retail offices owned	206
Total branches/retail offices leased	152

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

The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 16, “Commitments, Credit Risk and Contingencies” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, and which is incorporated herein by reference in response to this Item.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age and principal occupation for each of our executive officers as of January 31, 2021 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	56	President and Chief Executive Officer of FNB; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	58	Chief Financial Officer of FNB; Executive Vice President of FNBPA

Gary L. Guerrieri	60	Chief Credit Officer of FNB; Executive Vice President of FNBPA

James G. Orie	62	Chief Legal Officer and Corporate Secretary of FNB; Executive Vice President of FNBPA

James L. Dutey	47	Corporate Controller and Senior Vice President of FNB

David B. Mitchell, II	63	Chief Wholesale Banking Officer of FNBPA

Barry C. Robinson	57	Chief Consumer Banking Officer of FNBPA
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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
    ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “FNB.” As of January 31, 2021, there were 15,711 holders of record of our common stock.
The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The following table provides information regarding FNB's purchases of our common stock during the three-month period ended December 31, 2020.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
October 1 - October 31, 2020	584,338	$7.55	584,338	$120,569,186
November 1 - November 30, 2020	400,721	7.47	400,721	117,571,535
December 1 - December 31, 2020	645,490	9.28	645,490	111,571,970
Total	1,630,549	$8.22	1,630,549

(1) The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲), and the Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2015, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

Total Return Performance
Index Value
250
200
150
100
50
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
F.N.B. Corporation
KBW NASDAQ Regional Banking Index
S&P MidCap 400 Index
Russell 1000 Index

    Source: S & P Global Market Intelligence

ITEM 6.    SELECTED FINANCIAL DATA

Year Ended December 31	2020	2019	2018 (1)	2017 (2)	2016 (3)
(Dollars in millions, except per share data)
Total interest income	$1,130	$1,247	$1,170	$980	$679
Total interest expense	208	330	238	134	67
Net interest income	922	917	932	846	612
Provision for credit losses	123	44	61	61	56
Total non-interest income	294	294	276	252	201
Total non-interest expense	750	696	695	681	511
Net income	286	387	373	199	171
Net income available to common stockholders	278	379	365	191	163
At Year-End
Total assets	$37,354	$34,615	$33,102	$31,418	$21,845
Net loans	25,096	23,093	21,973	20,823	14,739
Deposits	29,122	24,786	23,455	22,400	16,066
Short-term borrowings	1,804	3,216	4,129	3,678	2,503
Long-term borrowings	1,095	1,340	627	668	539
Total stockholders’ equity	4,959	4,883	4,608	4,409	2,572
Per Common Share
Basic earnings per share	$0.86	$1.17	$1.13	$0.63	$0.79
Diluted earnings per share	0.85	1.16	1.12	0.63	0.78
Cash dividends declared	0.48	0.48	0.48	0.48	0.48
Book value	15.09	14.70	13.88	13.30	11.68
Tangible book value (non-GAAP) (4)	7.88	7.53	6.68	6.06	6.53
Ratios
Return on average assets	0.78%	1.14%	1.16%	0.68%	0.83%
Return on average tangible assets (non-GAAP) (4)	0.87	1.26	1.29	0.78	0.91
Return on average equity	5.83	8.14	8.30	4.89	6.84
Return on average tangible common equity (non-GAAP) (4)	11.66	16.84	18.41	10.90	12.76
Equity to assets (period-end)	13.28	14.11	13.92	14.03	11.77
Tangible equity to tangible assets (period-end) (non-GAAP) (4)	7.54	7.91	7.39	7.11	7.16
Common equity to assets (period-end)	12.99	13.80	13.60	13.69	11.28
Tangible common equity to tangible assets (period-end) (non-GAAP) (4)	7.24	7.58	7.05	6.74	6.64
Average equity to average assets	13.40	14.05	13.97	13.98	12.09
Dividend payout ratio	56.45	41.45	42.96	74.61	62.43
(1)On August 31, 2018, we completed the sale of Regency.
(2)On March 11, 2017, we completed our acquisition of YDKN.
(3)On April 22, 2016 and February 13, 2016, we completed our purchase of 17 branch-banking locations and related consumer loans from Fifth Third Bank and completed the acquisition of Metro Bancorp, Inc., respectively.
(4)Refer to the Reconciliations of Non-GAAP Financial Measures and Key Performance Indicators to GAAP section in Item 7, “MD&A,” of this Report.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
    OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Report. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Report may contain statements regarding our outlook for earnings, revenues, expenses, tax rates, capital and liquidity levels and ratios, asset quality levels, financial position and other matters regarding or affecting our current or future business and operations. These statements can be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements involve various assumptions, risks and uncertainties which can change over time. Actual results or future events may be different from those anticipated in our forward-looking statements and may not align with historical performance and events. As forward-looking statements involve significant risks and uncertainties, caution should be exercised against placing undue reliance upon such statements. Forward-looking statements are typically identified by words such as "believe," "plan," "expect," "anticipate," "intend," "outlook," "estimate," "forecast," "will," "should," "project," "goal," and other similar words and expressions. We do not assume any duty to update forward-looking statements, except as required by federal securities laws.
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business, economic and political circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the FRB, FDIC, UST, OCC and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economic environment; (iv) the impacts of tariffs or other trade policies of the U.S. or its global trading partners; and the sociopolitical environment in the U.S.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
•Competition can have an impact on customer acquisition, growth and retention, and on credit spreads, deposit gathering and product pricing, which can affect market share, deposits and revenues. Our ability to anticipate, react quickly and continue to respond to technological changes and COVID-19 challenges can also impact our ability to respond to customer needs and meet competitive demands.
•Business and operating results can also be affected by widespread natural and other disasters, pandemics, including the ongoing COVID-19 pandemic crisis, dislocations, terrorist activities, system failures, security breaches, significant political events, cyber-attacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.
•Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain management. These developments could include:
◦Changes resulting from a new U.S. presidential administration, including legislative and regulatory reforms, different approaches to supervisory or enforcement priorities, changes affecting oversight of the financial services industry, regulatory obligations or restrictions, consumer protection, taxes, employee benefits, compensation practices, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
◦Changes to regulations or accounting standards governing bank capital requirements, loan loss reserves and liquidity standards.
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
◦The impact on our financial condition, results of operations, financial disclosures and future business strategies related to ACL changes due to changes in forecasted macroeconomic scenarios commonly referred to as the “current expected credit loss” standard, or CECL.
◦A failure or disruption in or breach of our operational or security systems or infrastructure, or those of third parties, including as a result of cyber-attacks or campaigns.
•The COVID-19 pandemic and the federal, state and local regulatory and governmental actions implemented in response to COVID-19 have resulted in significant deterioration and disruption in financial markets, national and local economic conditions and record levels of unemployment and business failures, and could have a material impact on, among other things, our business, financial condition, results of operations or liquidity, or on our management, employees, customers and critical vendors and suppliers. In view of the many unknowns associated with the COVID-19 pandemic, our forward-looking statements continue to be subject to various conditions that may be substantially different than what we are currently expecting, including, but not limited to, a weakened U.S. economic recovery, prolonged economic recovery, deterioration of commercial and consumer customer fundamentals and sentiments, and impairment of the recovery of the U.S. labor market. As a result, the COVID-19 outbreaks and its consequences, including responsive measures to manage it or provide relief and the uncertainty regarding its duration, may possibly have a material adverse impact on our business, operations and financial performance.
The risks identified here are not exclusive or the types of risks we may confront and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and Risk Management sections in this Annual Report on Form 10-K (including the MD&A section), our subsequent 2021 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. More specifically, our forward-looking statements may be subject to the evolving risks and uncertainties related to the COVID-19 pandemic and its macro-economic impact and the resulting governmental, business and societal responses to it. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our Consolidated Financial Statements are prepared in accordance with GAAP. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. These estimates, assumptions and judgments are based on information available as of the date of the Consolidated Financial Statements; accordingly, as this information changes, the Consolidated Financial Statements could reflect different estimates, assumptions and judgments. Certain policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported. For example, on January 1, 2020, we adopted CECL. Under the CECL methodology, the ACL represents the expected lifetime credit losses on loans and leases that we do not expect to collect.
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
Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views the determination of the ACL, fair value of financial instruments, goodwill and other intangible assets, income taxes and DTAs and litigation reserves to be critical accounting policies.
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

The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation: a third-party macroeconomic forecast scenario; a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and the historical through-the-cycle default mean calculated using an expanded period to include a prior recessionary period. Adjustments to historical loss information, where applicable, are made for differences in current loan-specific risk characteristics such as differences in lending policies and procedures, underwriting standards, experience and depth of relevant personnel, the quality of our credit review function, concentrations of credit, external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters and other relevant factors. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management's expectation of future conditions based on a R&S forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a R&S forecast can be made, the model reverts over 12 months on a straight-line basis back to the historical rates of default and severity of loss over the remaining life of the loans.

Determining the appropriateness of the ACL is complex and requires significant management judgment about the effect of matters that are inherently uncertain. Due to those significant management judgments and the factors included in the calculation, significant changes to the ACL level could occur in future periods.

The Provision for Credit Losses section in the Results of Operations includes a discussion of the factors affecting changes in the ACL during the current period. See Note 1, “Summary of Significant Accounting Policies” and Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements for further information on the ACL.
Fair Value of Financial Instruments
We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and determine fair value disclosures. Additionally, from time to time we may be required to record at fair value other assets on a non-recurring basis, such as loans held for sale, certain impaired loans, MSRs, OREO and certain other assets. The accounting guidance for fair value measurements includes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Judgment is required to determine which level of the three-level hierarchy certain assets or liabilities measured at fair value are classified.
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
See Note 1, “Summary of Significant Accounting Policies” and Note 25, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further discussion of accounting for financial instruments.
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

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. We perform annual impairment testing during the fourth quarter, or more frequently if impairment indicators exist. We also continue to monitor other intangibles for impairment and to evaluate carrying amounts, as necessary.
In connection with the preparation of the year-end 2020 financial statements, we completed our annual goodwill impairment test as of October 1, 2020 which included certain assumption updates to market levels. The excess of fair values over carrying values, or cushion, of our reporting units as a percentage of their carrying value ranged from 11% in our Community Banking reporting unit to greater than 50% in our Wealth and Insurance reporting units, resulting in the conclusion that the goodwill assigned to each reporting unit, as of October 1, 2020, was not impaired. We also performed a qualitative analysis and concluded that it was not more-likely-than-not that the fair value of one or more of our reporting units was below its respective carrying amount, and therefore no triggering event has occurred, as of December 31, 2020. If economic conditions deteriorate, or the pandemic’s effects prolong or worsen, it may be more-likely-than-not that the fair value of one or more of our reporting units falls below its respective carrying amount, which would require us to perform a quantitative goodwill impairment test before our next annual assessment. Any impairment charge would not affect our capital ratios, tangible common equity, tangible book value per share or liquidity position.
Inputs and assumptions used in estimating fair value include projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates, anticipated cost savings and an evaluation of market comparables and recent transactions. We considered the sensitivity of significant assumptions in our impairment analysis including consideration of changes in estimated future cash flows and change in the discount rate for each reporting unit. The hypothetical sensitivity of the estimated fair value of our Community Banking reporting unit to an immediate and isolated increase of 100 basis points in the discount rate assumption at October 1, 2020, without consideration of any offsetting or simultaneous effects of other key assumptions, would not result in impairment, but could reduce the excess fair value over the carrying value below 5%. The purpose of this sensitivity is to provide an indication of the isolated impacts of hypothetical alternative assumptions on modeled fair value estimates and is not considered probable.
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
On a quarterly basis, management assesses the reasonableness of our effective tax rate based on management’s current best estimate of pretax earnings and the applicable taxes for the full year. DTAs and DTLs are assessed on an annual basis, or sooner, if business events or circumstances warrant. DTAs represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, and from operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies.
We establish a valuation allowance when it is more likely than not that we will not be able to realize a benefit from our DTAs, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable DTAs.
See Note 1, “Summary of Significant Accounting Policies” and Note 19, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion of accounting for income taxes.

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
Litigation expense represents a key area of judgment and is subject to uncertainty and factors outside of our control. Significant judgment is required in making these estimates and our financial liabilities may ultimately be more or less than the current estimate. See our policy on establishing accruals for litigation in Note 16, "Commitments, Credit Risk and Contingencies" in the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2020 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.
USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, ACL to loans and leases, excluding PPP loans, pre-provision net revenue to average tangible common equity, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
Management believes charges such as merger expenses, branch consolidation costs, loss on early debt extinguishment, COVID-19 expenses and gains on sale of VISA class B shares are not organic costs to run our operations and facilities. These charges are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special Company initiatives to support our employees and the communities we serve during an unprecedented time of a pandemic.
To provide more meaningful comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable- equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2020, 2019 and 2018 periods were calculated using a federal statutory income tax rate of 21%.

OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2020, we had 358 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina and South Carolina. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.

FINANCIAL SUMMARY

For the full year of 2020, net income available to common stockholders was $278.0 million, or $0.85 per diluted common share. Comparatively, full-year 2019 net income available to common stockholders totaled $379.2 million, or $1.16 per diluted common share. On an operating basis, full-year 2020 earnings per diluted common share (non-GAAP) was $0.96, excluding $0.11 for significant items. Operating earnings per diluted common share (non-GAAP) for the full year of 2019 was $1.18, excluding $0.02 for significant items. The results for 2020 reflect the pre-tax impact of $45.6 million of significant items, including loss on debt extinguishment and related hedge termination of $25.6 million related to the prepayment of higher-rate FHLB borrowings given continued strong deposit growth; branch consolidation costs of $18.7 million resulting from our branch optimization efforts and continued customer migration to digital channels; COVID-19 related expenses of $11.3 million, including $2.5 million in contributions to our FNB Foundation to continue to support our communities as they deal with the ongoing pandemic; and service charge refunds of $3.8 million, partially offset by a gain on the sale of all of FNBPA's holdings of Visa Class B shares of $13.8 million. Operating results for 2020 also included the successful adoption of the CECL accounting standard and elevated reserve levels to address the impact of COVID-19 on the ACL, both of which weighed on the earnings trajectory compared to 2019. Although 2020 earnings were impacted by COVID-19, total revenue was at a record level of $1.2 billion, a testament to executing our strategic initiatives while facing a near-zero interest rate environment.

Income Statement Highlights (2020 compared to 2019)
•Record total revenue was $1.2 billion.
•Net income available to common stockholders was $278.0 million, compared to $379.2 million, down 26.7%.
•Operating net income available to common stockholders (non-GAAP) was $314.0 million, compared to $386.1 million, down 18.7%.
•Earnings per diluted common share was $0.85, compared to $1.16, a decrease of 26.7%.
•Operating earnings per diluted common share (non-GAAP) was $0.96, compared to $1.18, a decrease of 18.6%.
•Net interest income was $922.1 million, compared to $917.2 million.
•Net interest margin (FTE) (non-GAAP) declined 26 basis points to 2.91% from 3.17%, primarily from the impact of lower interest rates.
•Non-interest income was $294.6 million, compared to $294.3 million.
•Non-interest expense was $750.3 million, compared to $696.1 million.
•The termination of $715 million in higher-rate FHLB borrowings, with a rate of 2.49% resulted in a loss on early debt extinguishment and related hedge termination costs of $25.6 million.
•There was a $13.8 million gain on the sale of all of FNBPA's holdings of Visa Class B shares.
•The provision for credit losses totaled $122.8 million, compared to $44.6 million, which reflected COVID-19 related macroeconomic impacts and the life-of-loan CECL reserving requirements in 2020.
•Net charge-offs totaled $59.8 million, or 0.24% of total average loans, compared to $28.3 million, or 0.12%, in 2019, reflecting COVID-19 impacts on certain segments of the loan portfolio.

•Income tax expense decreased $26.1 million, or 31.2%, primarily due to lower pre-tax earnings and significant items.
•The effective tax rate was 16.7%, compared to 17.7%, with both years impacted by renewable energy tax credits.
•The efficiency ratio (non-GAAP) was 56.1%, compared to 54.5%, reflecting the low interest rate environment and higher non-interest expense from operations.
•Return on average tangible common equity ratio (non-GAAP) of 11.66%, compared to 16.84%.
Balance Sheet Highlights (period-end balances, 2020 compared to 2019, unless otherwise indicated)
•Total assets were $37.4 billion, compared to $34.6 billion, an increase of $2.7 billion, or 7.9%, primarily due to the origination of PPP loans during 2020, of which $2.2 billion was outstanding as of December 31, 2020.
•Growth in total average loans was $2.4 billion, or 10.7%, reflecting commercial loan growth of $2.5 billion, or 17.4%, and a $54.9 million, or 0.6%, decrease in average consumer loans reflecting the sale of $0.5 billion in indirect auto loans in 2020. Average net PPP loans were $1.6 billion in 2020, with the majority of loans originated in the second quarter of 2020.
•Total average deposits grew $3.3 billion, or 13.6%, including an increase in average non-interest-bearing deposits of $1.9 billion, or 30.6%, and an increase in average interest-bearing demand deposits of $2.0 billion, or 20.1%, partially offset by a managed decrease in average time deposits of $1.0 billion, or 19.1%. Average deposit growth reflects inflows from the PPP and government stimulus activities, in addition to organic growth in new and existing customer relationships.
•We issued $300 million of 2.20% fixed rate senior notes due 2023.
•The ratio of loans to deposits was 87.4%, compared to 94.0%, as deposit growth outpaced loan growth. Additionally, the funding mix continued to improve with non-interest-bearing deposits totaling 31% of total deposits, compared to 26%.
•The dividend payout ratio for 2020 was 56.45% compared to 41.45%.
•The delinquency ratio was 1.02%, compared to 0.94%.
•We repurchased nearly 4.0 million shares at a weighted average share price of $9.63 for $38.4 million under the existing $150 million share repurchase program.
•The ratio of the allowance for loan losses to total loans and leases was 1.43%, compared to 0.84%. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loans and leases ratio equaled 1.56% at December 31, 2020.
•Tangible book value per share (non-GAAP) of $7.88 increased 5% from year-end 2019.
•Tangible common equity to tangible assets (non-GAAP) of 7.24%, decreased 34 basis points from year-end 2019 due primarily to the PPP loan impact and the 2020 Day 1 CECL adoption impact of 16 basis points.
•The CET1 ratio of 9.84 is the strongest in our history.

TABLE 1

Year-to-Date Results Summary	2020	2019
Reported results
Net income available to common stockholders (millions)	$278.0	$379.2
Net income per diluted common share	0.85	1.16
Book value per common share (period-end)	15.09	14.70
Pre-provision net revenue (reported) (millions)	466.3	515.4
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	314.0	386.1
Operating net income per diluted common share	0.96	1.18
Tangible common equity to tangible assets (period-end)	7.24%	7.58%
Tangible book value per common share (period-end)	$7.88	$7.53
Pre-provision net revenue (operating) (millions)	516.0	527.4
Average diluted common shares outstanding (thousands)	325,488	326,061
Significant items impacting earnings (1) (millions)
Pre-tax COVID-19 expense	$(11.3)	$—
After-tax impact of COVID-19 expense	(8.9)	—
Pre-tax gain on sale of Visa class B stock	13.8	—
After-tax impact of gain on sale of Visa class B stock	10.9	—
Pre-tax loss on FHLB debt extinguishment and related hedge terminations	(25.6)	—
After-tax impact of loss on FHLB debt extinguishment and related hedge terminations	(20.2)	—
Pre-tax branch consolidation costs	(18.7)	(4.5)
After-tax impact of branch consolidation costs	(14.8)	(3.6)
Pre-tax service charge refunds	(3.8)	(4.3)
After-tax impact of service charge refunds	(3.0)	(3.4)
Total significant items pre-tax	$(45.6)	$(8.8)
Total significant items after-tax	$(36.0)	$(7.0)
(1) Favorable (unfavorable) impact on earnings

Industry Developments

COVID-19
The COVID-19 pandemic has had an immense human and economic impact on the global economy. On March 22, 2020, the UST announced that financial institution employees are part of the critical infrastructure workforce and stated that these employees have a “special responsibility to maintain your normal work schedule.” As a result, financial institutions were confronted with the challenge of protecting the health and safety of their employees, while also ensuring that critical financial services such as providing consumer and commercial access to banking and lending services, maintaining core systems and the integrity and security of data, continuing the processing of payments and services, such as clearing and settlement services, wholesale funding, insurance services and capital markets activities, for the duration of the pandemic crisis period.
Our crisis and risk management processes were critical to our preparedness for the COVID-19 pandemic since we had the necessary plans in place and had conducted a pandemic emergency event scenario (involving key management and operations employees) in the fourth quarter of 2019 to test the efficacy of our pandemic response plans and to improve these plans. We were well positioned to continue providing critical financial services to our customers through multiple channels such as interactive teller machines, automated teller machines, our mobile application, and our interactive website. We adjusted our physical retail locations by focusing on “drive up” services and closed our lobbies, reverting to “by appointment only” practices, while maintaining appropriate health, sanitization, social distancing and other safety protocols consistent with the Centers for Disease Control and Prevention (CDC) and state guidelines. Based on the available COVID-19 federal data, we began to re-open our branch lobbies to customers in July 2020 while adhering to CDC safety measures, including employee and customer safety (i.e., masks), social distancing and cleaning protocols, while continuing to regularly monitor and adjust branch hours based on local COVID-19 conditions and circumstances.

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
•extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans, under the CARES Act, to all residential mortgage loan customers; and
•actively participated in the SBA PPP, which authorized financial institutions to make federally guaranteed loans that are eligible to be forgiven to qualifying small businesses and nonprofits on the terms set forth in the CARES Act and related regulations.
We continue to evaluate other COVID-19 related FRB and federal government relief and stimulus programs to determine their suitability for our customers and communities.
COVID-19 has had a significant impact on the provision for credit losses during 2020. The uncertainty in the market, a significant increase in unemployment, and adverse economic forecasts all point to the volatility of the expected additional losses in the loan portfolio. We would expect inherent volatility in the COVID-19 impact on our provision for credit losses for the duration of the current COVID-19 pandemic environment and immediate periods following the mitigation of the pandemic crisis.
The federal banking regulators have in place certain measures to assist financial institutions in meeting the needs of our customers during this time. Some of these that impact us are as follows:
•As part of Section 4013 of the CARES Act and in accordance with federal interagency bank regulatory guidance, financial institutions have been granted temporary relief from reporting TDRs caused by COVID-19.  To be eligible for TDR relief, a loan modification must be due to impacts from COVID-19, not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the national emergency.  Interagency bank regulatory guidance encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19, and will not criticize financial institutions for working with borrowers in a safe and sound manner. Loan modification programs are considered positive actions that can mitigate adverse effects on borrowers due to COVID-19. Institutions generally do not need to categorize COVID-19-related loan modifications as TDRs if the loan modifications are short-term in nature and are made on a good-faith basis in response to COVID-19 to borrowers who were current at the time the modification program was implemented. For borrowers who were current prior to COVID-19 that have requested and been granted a concession while experiencing a hardship during the pandemic, we will not be including those modifications as past due or a TDR at the time of the concession. As of June 30, 2020, approximately $2.4 billion, or 10%, of our loan portfolio was approved during the initial deferment request window. Over 98% of the $2.4 billion of loans in deferment were current and in good standing at December 31, 2019. As of December 31, 2020, total deferrals decreased to $397 million or 1.7% of total loans and leases (excluding PPP loans).
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

LIBOR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, anticipates LIBOR to retire on December 31, 2021, for one-week and two-month LIBOR rates, and June 30, 2023 for all other LIBOR rates. The FRB of New York has created a working group called the ARRC to assist U.S. institutions with a successful transition away from using LIBOR as a benchmark interest rate. Similarly, we created an internal working group that is managing our transition away from LIBOR. This working group is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, as well as loan operations, information technology, legal, finance and other support functions. The committee has completed an assessment of tasks needed for the transition, identified contracts that contain LIBOR language, is in process of reviewing existing contract language for the presence of robust fallback language, developed loan fallback language for when LIBOR is retired and identified risks associated with the transition. The financial impact regarding pricing, valuation and operations of the transition is not yet known. Our transition team will work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR.
During the third quarter of 2020, we finalized the transition of new adjustable rate mortgages away from the LIBOR index to SOFR, which is the alternative rate recommended by ARRC. The effective date for this change was October 1, 2020. We also changed our valuation methodology to reflect changes made by central clearinghouses to their discounting methodology and interest calculation of cash margin to SOFR for U.S. dollar cleared interest rate swaps. The effective date for this change was October 16, 2020.
RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Net income available to common stockholders for 2020 was $278.0 million or $0.85 per diluted common share, compared to net income available to common stockholders for 2019 of $379.2 million or $1.16 per diluted common share. Operating earnings per diluted common share (non-GAAP) was $0.96 for 2020 compared to $1.18 for 2019. The results for 2020 included the impact of $45.6 million of significant items, including loss on debt extinguishment and related hedge termination of $25.6 million related to the prepayment of higher-rate FHLB borrowings given continued strong deposit growth; branch consolidation costs of $18.7 million resulting from our branch optimization efforts and continued customer migration to digital channels; COVID-19 related expenses of $11.3 million, including $2.5 million in contributions to our FNB Foundation to continue to support our communities as they deal with the ongoing pandemic; and service charge refunds of $3.8 million, partially offset by a $13.8 million gain on the sale of all of the FNBPA's holdings of Visa Class B shares. In comparison, the results for 2019 included $4.5 million of branch consolidation costs and $4.3 million of service charge refunds. Average diluted common shares outstanding decreased 0.6 million shares, or 0.2%, to 325.5 million shares for 2020.

The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:
TABLE 2

	Year Ended December 31		$ Change	% Change
(in thousands, except per share data)	2020	2019
Net interest income	$922,082	$917,239	$4,843	0.5%
Provision for credit losses	122,798	44,561	78,237	175.6
Non-interest income	294,556	294,266	290	0.1
Non-interest expense	750,349	696,128	54,221	7.8
Income taxes	57,485	83,567	(26,082)	(31.2)
Net income	286,006	387,249	(101,243)	(26.1)
Less: Preferred stock dividends	8,041	8,041	—	—
Net income available to common stockholders	$277,965	$379,208	$(101,243)	(26.7)%
Earnings per common share – Basic	$0.86	$1.17	$(0.31)	(26.5)%
Earnings per common share – Diluted	0.85	1.16	(0.31)	(26.7)
Cash dividends per common share	0.48	0.48	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:

TABLE 3

Year Ended December 31	2020	2019

Return on average equity	5.83%	8.14%
Return on average tangible common equity (2)	11.66	16.84
Return on average assets	0.78	1.14
Return on average tangible assets (2)	0.87	1.26
Book value per common share (1)	$15.09	$14.70
Tangible book value per common share (1) (2)	7.88	7.53
Equity to assets (1)	13.28%	14.11%
Average equity to average assets	13.40	14.05
Common equity to assets (1)	12.99	13.80
Tangible equity to tangible assets (1) (2)	7.54	7.91
Tangible common equity to tangible assets (1) (2)	7.24	7.58
Dividend payout ratio	56.45	41.45
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

TABLE 4

	Year Ended December 31
	2020			2019			2018
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$470,466	$1,910	0.41%	$73,834	$4,404	5.96%	$62,100	$1,347	2.17%
Taxable investment securities (1)	5,038,547	106,266	2.11	5,296,830	126,101	2.38	5,247,250	118,614	2.26
Tax-exempt investment securities (1) (2)	1,132,307	40,121	3.54	1,121,026	40,155	3.58	1,008,944	35,438	3.51
Loans held for sale	212,328	9,817	4.62	102,344	5,386	5.26	47,761	2,841	5.95
Loans and leases (2) (3)	25,211,191	984,662	3.91	22,776,639	1,085,094	4.76	21,581,629	1,025,229	4.75
Total interest-earning assets (2)	32,064,839	1,142,776	3.56	29,370,673	1,261,140	4.29	27,947,684	1,183,469	4.23
Cash and due from banks	359,936			382,144			366,971
Allowance for credit losses	(350,309)			(191,171)			(181,019)
Premises and equipment	336,117			330,920			329,151
Other assets	4,196,847			3,958,197			3,675,710
Total assets	$36,607,430			$33,850,763			$32,138,497
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$12,161,766	57,224	0.47	$10,123,701	104,236	1.03	$9,396,339	62,876	0.67
Savings	2,890,440	2,822	0.10	2,532,456	8,535	0.34	2,558,370	6,007	0.23
Certificates and other time	4,261,738	72,825	1.71	5,268,208	103,852	1.97	5,022,607	73,341	1.46
Total interest-bearing deposits	19,313,944	132,871	0.69	17,924,365	216,623	1.21	16,977,316	142,224	0.84
Short-term borrowings	2,515,558	38,504	1.53	3,551,135	79,990	2.24	3,917,858	74,439	1.89
Long-term borrowings	1,473,708	36,849	2.50	1,108,135	33,167	2.99	641,379	21,047	3.28
Total interest-bearing liabilities	23,303,210	208,224	0.89	22,583,635	329,780	1.46	21,536,553	237,710	1.10
Non-interest-bearing demand	8,004,557			6,128,196			5,843,429
Total deposits and borrowings	31,307,767		0.66	28,711,831		1.15	27,379,982		0.87
Other liabilities	395,363			381,467			267,682
Total liabilities	31,703,130			29,093,298			27,647,664
Stockholders’ equity	4,904,300			4,757,465			4,490,833
Total liabilities and stockholders’ equity	$36,607,430			$33,850,763			$32,138,497
Net interest-earning assets	$8,761,629			$6,787,038			$6,411,131
Net interest income (FTE) (2)		934,552			931,360			945,759
Tax-equivalent adjustment		(12,470)			(14,121)			(13,270)
Net interest income		$922,082			$917,239			$932,489
Net interest spread			2.67%			2.83%			3.13%
Net interest margin (2)			2.91%			3.17%			3.39%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) of $934.6 million for 2020 decreased $3.2 million, or 0.3%, from $931.4 million for 2019. Average interest-earning assets increased $2.7 billion, or 9.2%, and average interest-bearing liabilities increased $0.7 billion, or 3.2%, from 2019, due to organic growth in loans and deposits and benefits from our expanded banking footprint in our southeastern markets. Our net interest margin FTE (non-GAAP) was 2.91% for 2020, compared to 3.17% for 2019, reflecting the impact of lower interest rates as average 1-month LIBOR for the full year of 2020 declined to 0.52% from 2.22% for the full year of 2019. The FOMC lowered the target Federal Funds rate by 150 basis points in 2020.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 5

	2020 vs 2019			2019 vs 2018
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$1,608	$(4,102)	$(2,494)	$298	$2,759	$3,057
Securities (2)	(7,809)	(12,060)	(19,869)	7,542	4,662	12,204
Loans held for sale	3,246	1,185	4,431	2,611	(66)	2,545
Loans and leases (2)	103,916	(204,348)	(100,432)	49,717	10,148	59,865
Total interest income (2)	100,961	(219,325)	(118,364)	60,168	17,503	77,671
Interest Expense (1)
Deposits:
Interest-bearing demand	12,858	(59,870)	(47,012)	10,457	30,903	41,360
Savings	652	(6,365)	(5,713)	1,130	1,398	2,528
Certificates and other time	(18,803)	(12,224)	(31,027)	3,739	26,772	30,511
Short-term borrowings	(22,010)	(19,476)	(41,486)	(7,079)	12,630	5,551
Long-term borrowings	8,872	(5,190)	3,682	12,559	(439)	12,120
Total interest expense	(18,431)	(103,125)	(121,556)	20,806	71,264	92,070
Net change (2)	$119,392	$(116,200)	$3,192	$39,362	$(53,761)	$(14,399)
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
Interest income on an FTE basis (non-GAAP) of $1.1 billion for 2020, decreased $118.4 million or 9.4% from 2019, resulting from the decrease in benchmark interest rates, partially offset by an increase in interest-earning assets of $2.7 billion. The increase in interest-earning assets was primarily driven by a $2.4 billion, or 10.7%, increase in average total loans due to PPP activity and solid origination activity across the footprint. Average commercial loan growth totaled $2.5 billion, or 17.4%, including growth of $1.7 billion, or 33.8%, in commercial and industrial loans. Commercial loan growth was led by strong commercial activity in the Pittsburgh, Cleveland, South Carolina, and Mid-Atlantic regions. Average consumer loans declined by $54.9 million, or 0.6%, reflecting a decline of $133.4 million, or 8.8%, in consumer credit lines and $317.6 million, or 16.3%, in indirect auto installment loans due to the sale of $0.5 billion of indirect auto loans in November 2020 partially offset by increases in residential mortgage loans of $226.7 million, or 7.0%, and direct installment balances of $169.4 million, or 9.6%. Additionally, the net reduction in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding loans, as average securities decreased $247.0 million, or 3.8%, given historically low and unattractive interest rates available for reinvestment purposes. The yield on average interest-earning assets (non-GAAP) decreased 73 basis points to 3.56% for 2020 compared to 4.29% for 2019, primarily due to the lower interest rate environment.
Interest expense of $208.2 million for 2020 decreased $121.6 million, or 36.9%, from 2019 primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits and borrowings. Average interest-bearing deposits increased $1.4 billion, or 7.8%, which reflects the benefit of organic growth, as well as deposits for PPP funding and government stimulus activities. Average long-term borrowings increased $365.6 million, or 33.0%, primarily due to increases of $254.3 million in senior debt and $117.1 million in long-term FHLB borrowings. The funding of both fixed and adjustable longer-term borrowings was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth. These actions included the first quarter of 2020 issuance of $300 million of 2.20% fixed rate senior notes due in 2023 and the termination of $715 million of higher-rate FHLB borrowings during 2020. During the first quarter of 2019, we issued $120.0 million of 4.950% fixed-to-floating rate subordinated notes due in 2029. The rate paid on interest-bearing liabilities decreased 57 basis points to 0.89% for 2020, compared to 1.46% for 2019, due to reduced costs on interest-bearing deposits and lower borrowing costs.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb probable life-of-loan losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the credit loss expense and net charge-offs for the years 2018 through 2020:
TABLE 6

			2020 vs 2019			2019 vs 2018
(dollars in thousands)	2020	2019	$ Change	% Change	2018	$ Change	% Change
Provision for credit losses (on loans and leases)	$121,756	$44,561	$77,195	173.2%	$61,227	$(16,666)	(27.2)%
Net loan charge-offs	59,808	28,334	31,474	111.1	55,960	(27,626)	(49.4)
Net loan charge-offs / total average loans and leases	0.24%	0.12%			0.26%
Provision for credit losses on loans and leases of $121.8 million during 2020 increased $77.2 million from 2019, which reflected CECL adoption worsening economic conditions associated with COVID-19 that required additional provision in 2020. Net charge-offs of $59.8 million for 2020 increased $31.5 million from 2019, primarily due to COVID-19 impacts on certain segments of the loan portfolio in 2020. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the years 2018 through 2020 is presented in the following table:
TABLE 7

			2020 vs 2019			2019 vs 2018
(dollars in thousands)	2020	2019	$ Change	% Change	2018	$ Change	% Change
Service charges	$108,146	$124,285	$(16,139)	(13.0)%	$125,476	$(1,191)	(0.9)%
Trust services	31,249	27,885	3,364	12.1	25,818	2,067	8.0
Insurance commissions and fees	24,212	20,463	3,749	18.3	18,312	2,151	11.7
Securities commissions and fees	17,441	17,088	353	2.1	17,545	(457)	(2.6)
Capital markets income	39,337	33,224	6,113	18.4	21,366	11,858	55.5
Mortgage banking operations	49,665	31,689	17,976	56.7	21,940	9,749	44.4
Dividends on non-marketable equity securities	13,736	18,641	(4,905)	(26.3)	15,553	3,088	19.9
Bank owned life insurance	13,835	11,794	2,041	17.3	13,500	(1,706)	(12.6)
Net securities gains	282	70	212	302.9	34	36	105.9
Loss on debt extinguishment	(16,655)	—	(16,655)	—	—	—	—
Other	13,308	9,127	4,181	45.8	16,107	(6,980)	(43.3)
Total non-interest income	$294,556	$294,266	$290	0.1%	$275,651	$18,615	6.8%
Total non-interest income of $294.6 million for 2020 increased $0.3 million, or 0.1%, from $294.3 million in 2019. On an operating basis, non-interest income increased $9.9 million, or 3.3%, when excluding significant items impacting earnings of $15.6 million and $6.0 million in 2020 and 2019, respectively. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $108.1 million for 2020 decreased $16.1 million, or 13.0%, from $124.3 million in 2019, as there were noticeably lower customer transaction volumes in the COVID-19 environment, although volumes have steadily increased in the second half of 2020. Additionally, we recorded service charge refunds of $3.8 million and $4.3 million in 2020 and 2019, respectively.
Trust services of $31.2 million for 2020 increased $3.4 million, or 12.1%, from the same period of 2019, primarily driven by strong organic revenue production, and the market value of assets under management increasing $1.0 billion, or 17.0%, to $7.1 billion at December 31, 2020.
Insurance commissions and fees of $24.2 million for 2020 increased $3.7 million, or 18.3%, from $20.5 million in 2019, primarily due to new business in the Carolina regions of our footprint, as well as organic growth in commercial lines.
Capital markets income of $39.3 million for 2020 increased $6.1 million, or 18.4%, from $33.2 million for 2019, reflecting our strong relationships with new and existing commercial customers and a volatile interest rate environment.
Mortgage banking operations income of $49.7 million for 2020 increased $18.0 million, or 56.7%, from $31.7 million for 2019, due to increased saleable volume and meaningfully expanding margins. During 2020, we sold $1.7 billion of residential mortgage loans, an increase of 19.5% compared to $1.4 billion for 2019, excluding portfolio bulk sales of $110.1 million and $151.8 million during 2019. The higher origination and secondary market revenues were partially offset by $4.7 million higher MSR impairment related to unfavorable interest-rate valuation adjustments and $9.8 million of higher MSR amortization due to higher prepayment speeds.
Dividends on non-marketable equity securities of $13.7 million for 2020 decreased $4.9 million, or 26.3%, from $18.6 million for 2019, primarily due to a decrease in the FHLB dividend rate and the impact of lower levels of FHLB borrowings given the strong growth in deposits.
Income from BOLI of $13.8 million for 2020 increased $2.0 million, or 17.3%, from $11.8 million in 2019, primarily due to life insurance claims.

The early termination of $490.0 million in higher-rate long-term FHLB borrowings resulted in a loss on debt extinguishment of $16.7 million in 2020.

Other non-interest income was $13.3 million and $9.1 million for 2020 and 2019, respectively. In 2020, we recorded a $13.8 million gain on the sale of all of FNBPA's Visa Class B shares, partially offset by $9.0 million in hedge termination costs associated with the early termination of certain higher-rate FHLB borrowings.
The following table presents non-interest income excluding significant items impacting earnings:
TABLE 8

			$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest income, as reported	$294,556	$294,266	$290	0.1%
Significant items:
Gain on sale of Visa class B stock	(13,818)	—	(13,818)
Loss on FHLB debt extinguishment and related hedge terminations	25,611	—	25,611
Loss on fixed assets related to branch consolidations	—	1,722	(1,722)
Service charge refunds	3,780	4,279	(499)
Total non-interest income, excluding significant items (1)	$310,129	$300,267	$9,862	3.3%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the years 2018 through 2020 is presented in the following table:
TABLE 9

			2020 vs 2019			2019 vs 2018
(dollars in thousands)	2020	2019	$ Change	% Change	2018	$ Change	% Change
Salaries and employee benefits	$405,529	$375,084	$30,445	8.1%	$369,630	$5,454	1.5%
Net occupancy	71,166	58,416	12,750	21.8	59,679	(1,263)	(2.1)
Equipment	65,312	61,903	3,409	5.5	55,430	6,473	11.7
Amortization of intangibles	13,362	14,167	(805)	(5.7)	15,652	(1,485)	(9.5)
Outside services	69,258	64,006	5,252	8.2	65,682	(1,676)	(2.6)
FDIC insurance	20,073	23,294	(3,221)	(13.8)	32,959	(9,665)	(29.3)
Bank shares and franchise taxes	14,376	12,493	1,883	15.1	11,929	564	4.7
Other	91,273	86,765	4,508	5.2	83,571	3,194	3.8
Total non-interest expense	$750,349	$696,128	$54,221	7.8%	$694,532	$1,596	0.2%
Total non-interest expense of $750.3 million for 2020 increased $54.2 million, or 7.8%, from $696.1 million in 2019. On an operating basis, non-interest expense increased $27.0 million, or 3.9%. The variances in significant individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $405.5 million for 2020 increased $30.4 million, or 8.1%, from $375.1 million in 2019, primarily related to production-related commissions, normal merit increases and stock-based compensation. During 2020, we made a change to long-term stock-based compensation retirement vesting to become more aligned with current practices at other banks resulting in accelerated grant date expense recognition for certain 2020 awards, with full expense recognition on the grant date instead of recognizing the same expense amount over a 36-month vesting period. These awards are not released until the three-year service period is complete or the specified performance criteria is met over the three-year period. We recorded branch consolidation costs of $1.4 million and $0.5 million in 2020 and 2019, respectively. Additionally, we recorded $3.1 million relating to COVID-19 expenses in 2020. Our total full-time equivalent employees were 4,077 and 4,066 at December 31, 2020 and 2019, respectively.
Net occupancy and equipment expense of $136.5 million for 2020 increased $16.2 million, or 13.4%, from $120.3 million in 2019, primarily due to branch consolidation costs of $15.7 million for 2020 and $2.2 million in 2019. On an operating basis, net occupancy and equipment expense was $120.8 million for 2020 and $118.1 million for 2019, an increase of $2.6 million, or 2.2%.
Outside services expense of $69.3 million for 2020 increased $5.3 million, or 8.2%, from $64.0 million in 2019, primarily due to increases in data processing costs and the investments in our digital platform.
FDIC insurance expense of $20.1 million for 2020 decreased $3.2 million, or 13.8%, from 2019, primarily from a lower FDIC assessment rate due to increased subordinated debt at FNBPA and improved liquidity metrics.
Bank shares and franchise taxes expense of $14.4 million for 2020 increased $1.9 million, or 15.1%, from $12.5 million in 2019, primarily due to the 2020 capital base increase and higher tax credits in 2019.

Other non-interest expense was $91.3 million and $86.8 million for 2020 and 2019, respectively. During 2020, we recorded $6.8 million in COVID-19 related expenses. The COVID-19 related expenses included a $2.5 million contribution to our foundation for relief assistance to our communities, benefiting food banks and providing funding for essential medical supplies. These items were partially offset by decreases in several other items in other non-interest expense, including marketing and business development expenses, which were somewhat impacted by the COVID-19 operating environment. Additionally, in 2020 and 2019, we recorded an impairment charge of $4.1 million and $3.2 million, respectively, from renewable energy investment tax credit transactions. The related renewable energy investment tax credits were recognized as a benefit to income taxes.
The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 10

			$	%
(dollars in thousands)	2020	2019	Change	Change
Total non-interest expense, as reported	$750,349	$696,128	$54,221	7.8%
Significant items:
Branch consolidations	(18,745)	(2,783)	(15,962)
COVID-19 expense	(11,276)	—	(11,276)
Total non-interest expense, excluding significant items (1)	$720,328	$693,345	$26,983	3.9%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

Year ended December 31	2020	2019	2018
(dollars in thousands)
Income tax expense	$57,485	$83,567	$79,523
Effective tax rate	16.7%	17.7%	17.6%
Statutory federal tax rate	21.0%	21.0%	21.0%
Our income tax expense for 2020 decreased $26.1 million or 31.2% from 2019. The effective tax rate was 16.7% for 2020, compared to 17.7% and 17.6% for 2019 and 2018, respectively, primarily resulting from lower pre-tax earnings and significant items in 2020. Effective tax rates are lower than the 21.0% federal statutory rate due to the tax benefits resulting from renewable energy investment and historic tax credits, tax-exempt income on investments and loans and income from BOLI.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Refer to the MD&A in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020 for a comparison of the years ended 2019 versus 2018.
FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 12

	December 31		$ Change	% Change
(dollars in millions)	2020	2019
Assets
Cash and cash equivalents	$1,383	$599	$784	130.9%
Securities	6,331	6,564	(233)	(3.5)
Loans held for sale	154	51	103	202.0
Loans and leases, net	25,096	23,093	2,003	8.7
Goodwill and other intangibles	2,316	2,329	(13)	(0.6)
Other assets	2,074	1,979	95	4.8
Total Assets	$37,354	$34,615	$2,739	7.9%
Liabilities and Stockholders’ Equity
Deposits	$29,122	$24,786	$4,336	17.5%
Borrowings	2,899	4,556	(1,657)	(36.4)
Other liabilities	374	390	(16)	(4.1)
Total Liabilities	32,395	29,732	2,663	9.0
Stockholders’ Equity	4,959	4,883	76	1.6
Total Liabilities and Stockholders’ Equity	$37,354	$34,615	$2,739	7.9%

Our cash position increased in 2020 due to continued customer expansion in our footprint, government stimulus programs and the strategic reduction in our investment portfolio, as reinvestment opportunities were less attractive in the low interest rate environment. The investment portfolio allocation shifted as exposure to prepayment sensitive securities was reduced.

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. During 2020, we originated $2.6 billion of PPP loans and during November 2020, we sold $0.5 billion of indirect installment loans.
Paycheck Protection Program
The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCE Act) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCE Act authorized an additional $320 billion of funding for PPP loans. As of December 31, 2020, we had approximately $2.2 billion of PPP loans outstanding, net of unamortized net deferred fees of $32.1 million, which are included in the commercial and industrial category. During 2020, $0.4 billion of PPP loan balances were forgiven by the SBA.

PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. Loans closed prior to June 5, 2020, carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred until after a forgiveness determination is made, if submitted within ten months of the end of the loan forgiveness Covered Period. The loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. This fee is recognized in interest income over the contractual life of the loan under the effective yield method, adjusted for expected prepayments on these pools of homogenous loans. We expect most of the remaining $32.1 million of net deferred fees to be recognized by September 30, 2021 based on expected loan forgiveness activity. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (PPP Flexibility Act) which extended the term for new PPP loans to 5 years and permitted a lender to extend a 2-year PPP loan up to a 5-year term by mutual agreement of the lender and borrower. The PPP Flexibility Act also gives the borrower the option of 24 weeks to distribute the funds, and a borrower can remain eligible for loan forgiveness by using at least 60% of the funds for payroll costs. The SBA announced that lenders will have 60 days to review PPP loan forgiveness applications and that the SBA will remit the forgiveness payments within 90 days of receipt of approved forgiveness applications.

Following is a summary of loans and leases:

TABLE 13

December 31	2020	2019	2018	2017	2016
(in millions)
Commercial real estate	$9,731	$8,960	$8,786	$8,742	$5,435
Commercial and industrial	7,214	5,308	4,556	4,170	3,043
Commercial leases	485	432	373	267	197
Other	40	21	46	17	36
Total commercial loans and leases	17,470	14,721	13,761	13,196	8,711
Direct installment	2,020	1,821	1,764	1,906	1,844
Residential mortgages	3,433	3,374	3,113	2,703	1,845
Indirect installment	1,218	1,922	1,933	1,448	1,196
Consumer lines of credit	1,318	1,451	1,582	1,746	1,301
Total consumer loans	7,989	8,568	8,392	7,803	6,186
Total loans and leases	$25,459	$23,289	$22,153	$20,999	$14,897
The loans and leases portfolio categories are comprised of the following:
•Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties.
•Commercial and industrial includes loans to businesses that are not secured by real estate.
•Commercial leases consist of leases for new or used equipment.
•Other is comprised primarily of credit cards and mezzanine loans.
•Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans.
•Residential mortgages consist of conventional and jumbo mortgage loans for 1-4 family properties.
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
Total loans and leases increased $2.2 billion, or 9.3%, to $25.5 billion at December 31, 2020, compared to $23.3 billion at December 31, 2019, reflecting commercial loan growth of $2.7 billion or 18.7%, and a decrease in consumer loans of $0.6 billion or 6.8%. The commercial loan growth was primarily attributed to $2.6 billion of PPP loans originated, while the decline in consumer loans was primarily due to the sale of $0.5 billion in indirect auto loans.

Total loans and leases increased $1.1 billion, or 5.1%, to $23.3 billion at December 31, 2019, compared to $22.2 billion at December 31, 2018, led by strong commercial loan activity, combined with increases in the residential mortgage and indirect installment portfolios.
As of December 31, 2020, 28.1% of the commercial real estate loans were owner-occupied, while the remaining 71.9% were non-owner-occupied, compared to 30.6% and 69.4%, respectively, as of December 31, 2019. As of December 31, 2020 and 2019, we had commercial construction loans of $1.7 billion and $1.3 billion, respectively, representing 6.8% and 5.5% of total loans and leases, respectively. Additionally, as of December 31, 2020 and 2019, we had residential construction loans of $191.5 million and $297.3 million, respectively, representing 0.8% and 1.2% of total loans and leases, respectively.
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is consistent with our risk appetite and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2020 and 2019, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Following is a summary of the maturity distribution of certain loan categories with fixed and floating interest rates as of December 31, 2020:
TABLE 14

(in millions)	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$1,682	$9,077	$6,711	$17,470
Residential mortgages	9	43	3,381	3,433
Total	$1,691	$9,120	$10,092	$20,903
Interest rates for loans with maturities over one year:
Fixed		$4,299	$3,299	$7,598
Floating		4,821	6,793	11,614
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
During 2020, non-performing assets increased $52.1 million. This reflects an increase of $88.9 million in non-accrual loans and a decrease of $15.2 million in OREO. Loans in COVID-19 sensitive industries, primarily within the hotel and lodging sector, contributed to the increase in non-accrual loans at the end of 2020. Prior to the adoption of CECL, acquired PCD loans were excluded from our non-performing disclosures. PCD loans that meet the definition of non-accrual are now included in the disclosures and resulted in a $54 million CECL adoption Day 1 increase in non-accrual loans compared to December 31, 2019. The decrease in OREO was largely driven by the sale of multiple pieces of real estate.
During the first half of 2020, we saw significant macroeconomic changes due to the COVID-19 pandemic. Stay-at-home orders and non-essential business closures in many of our markets temporarily suspended the income generation of some of our borrowers. Government stimulus and support programs generated through the CARES Act, such as the PPP, began to assist our borrowers through the difficult financial disruptions. We continued to offer these programs during the second half of 2020. We offered short-term modifications to our customers to assist them through this period. The programs our customers have taken advantage of are:
•Existing customers who were current prior to the start of the pandemic, can elect to defer loan principal and interest payments or interest payments for up to 90 days without late fees but will continue to accrue interest. During 2020, approximately 6,100 commercial customers have elected this option.
•Mortgage and consumer loan customers have up to a 90-day payment deferral option, depending on their loan type. During 2020, approximately 9,500 of these customers have elected this option.
•SBA disaster relief assistance, including the PPP.
The loan deferral programs can be extended on an individual basis. Total deferrals at December 31, 2020 were approximately $397 million, or 1.7%, of total loans and leases (excluding PPP loans) on deferral as of December 31, 2020, down from $2.4 billion, or 10.2% as of June 30, 2020.
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
Following is a summary of non-performing loans and leases, by class:
TABLE 15

December 31	2020	2019	2018	2017	2016
(in millions)
Commercial real estate	$85	$32	$23	$31	$21
Commercial and industrial	44	29	37	23	26
Commercial leases	2	1	2	2	4
Other	1	1	1	1	1
Total commercial loans and leases	132	63	63	57	52
Direct installment	11	13	14	17	15
Residential mortgages	18	17	14	16	13
Indirect installment	2	3	2	2	2
Consumer lines of credit	7	7	7	6	4
Total consumer loans	38	40	37	41	34
Total non-performing loans and leases (1)	$170	$103	$100	$98	$86
(1) Prior to 2020, does not include loans acquired in a business combination at fair value.

Following is a summary of non-performing assets:
TABLE 16

December 31	2020	2019	2018	2017	2016
(dollars in millions)
Non-accrual loans	$170	$81	$79	$75	$66
Troubled debt restructurings	—	22	21	23	20
Total non-performing loans and leases	170	103	100	98	86
Other real estate owned	10	26	35	41	32
Total non-performing assets	$181	$129	$135	$139	$118
Non-performing loans / total loans and leases	0.67%	0.44%	0.45%	0.47%	0.58%
Non-performing loans + OREO / total loans and leases + OREO	0.71%	0.55%	0.61%	0.66%	0.79%
Non-performing assets / total assets	0.48%	0.37%	0.41%	0.44%	0.54%
After the adoption of CECL, all non-accrual loans and TDRs are included in the non-accrual loans line in the above table.
Troubled Debt Restructured Loans
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
TDRs that are accruing and performing include loans for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in incremental losses which are factored into the ACL estimate. Additional information related to our TDRs is included in Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of accruing and non-accrual TDRs, by class:
TABLE 17

(in millions)	Accruing	Non-Accrual	Total
December 31, 2020
Commercial real estate	$4	$18	$22
Commercial and industrial	1	3	4
Total commercial loans	5	21	26
Direct installment	23	4	27
Residential mortgages	24	7	31
Consumer lines of credit	6	1	7
Total consumer loans	53	12	65
Total	$58	$33	$91
December 31, 2019
Commercial real estate	$3	$5	$8
Commercial and industrial	1	3	4
Total commercial loans	4	8	12
Direct installment	18	3	21
Residential mortgages	14	3	17
Consumer lines of credit	5	1	6
Total consumer loans	37	7	44
Total	$41	$15	$56
December 31, 2018
Commercial real estate	$3	$2	$5
Commercial and industrial	1	—	1
Total commercial loans	4	2	6
Direct installment	17	4	21
Residential mortgages	13	3	16
Consumer lines of credit	5	—	5
Total consumer loans	35	7	42
Total	$39	$9	$48
December 31, 2017
Commercial real estate	$3	$4	$7
Commercial and industrial	3	—	3
Total commercial loans	6	4	10
Direct installment	19	3	22
Residential mortgages	15	2	17
Consumer lines of credit	4	1	5
Total consumer loans	38	6	44
Total	$44	$10	$54
December 31, 2016
Commercial real estate	$—	$4	$4
Commercial and industrial	—	2	2
Total commercial loans	—	6	6
Direct installment	19	2	21
Residential mortgages	15	1	16
Consumer lines of credit	4	—	4
Total consumer loans	38	3	41
Total	$38	$9	$47

Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

TABLE 18

December 31	2020	2019	2018	2017	2016
(dollars in millions)
Total loans and leases 90 days or more past due	$16	$42	$58	$99	$50
As a percentage of total loans and leases	0.06%	0.18%	0.26%	0.47%	0.33%
Prior to the adoption of CECL on January 1, 2020, loans acquired in a business combination that were 90 days or more past due were considered to be accruing since we could reasonably estimate future cash flows and we expected to fully collect the carrying value of these loans.
Following is a table showing the amounts of contractual interest income and actual interest income related to non-performing loans:
TABLE 19

December 31	2020	2019	2018	2017	2016
(in millions)
Gross interest income:
Per contractual terms	$13	$13	$15	$23	$12
Recorded during the year	—	—	1	1	1

Allowance for Credit Losses on Loans and Leases
On January 1, 2020, we adopted CECL which changed how we calculate the ACL as more fully described in Note 1 to the Notes to Consolidated Financial Statements. This expected credit loss model takes into consideration the expected credit losses over the life of the loan at the time the loan is originated compared to the incurred loss model under the prior standard. At the time of the adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" of PCD loan balances and the ACL of $50 million. Included in the CECL adoption impact was a Day 1 increase of $10 million to our AULC.
The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through the cycle default mean calculated using an expanded period to include a prior recessionary period.
COVID-19 Impacts on the ACL
Starting in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario through September 30, 2020 for ACL modeling purposes. For December 31, 2020, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. This scenario captures forecasted macroeconomic variables as of mid-December to ensure our ACL calculation considers the most recently available macroeconomic data in a quickly evolving environment at quarter-end. Macroeconomic variables that we utilized from this scenario for our ACL calculation as of December 31, 2020 included but were not limited to: (i) gross domestic product, which reflects growth of up to 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S period, (iii) unemployment, which steadily declines and averages 6% over the R&S period and (iv) the Volatility Index, which remains stable over the R&S period.

Following is a summary of changes in the ACL related to loans and leases:

TABLE 20

Year Ended December 31	2020	2019	2018	2017	2016
(dollars in millions)
Balance at beginning of period	$196	$180	$175	$158	$142
Charge-offs:
Commercial real estate	(31)	(4)	(7)	(2)	(7)
Commercial and industrial	(32)	(10)	(20)	(27)	(19)
Commercial leases	(1)	—	(3)	(1)	(1)
Other	(4)	(3)	(4)	(4)	(3)
Commercial loans and leases	(68)	(17)	(34)	(34)	(30)
Direct installment	(1)	(1)	(17)	(12)	(10)
Residential mortgages	(2)	(2)	—	—	—
Indirect installment	(8)	(11)	(9)	(10)	(8)
Consumer lines of credit	(2)	(2)	(3)	(2)	(2)
Consumer loans	(13)	(16)	(29)	(24)	(20)
Loans acquired in a business combination	—	(9)	(7)	(2)	(1)
Total charge-offs	(81)	(42)	(70)	(60)	(51)
Recoveries:
Commercial real estate	7	4	3	2	4
Commercial and industrial	7	4	2	2	2
Other	1	—	—	1	—
Commercial loans and leases	15	8	5	5	6
Direct installment	1	—	2	2	2
Residential mortgages	1	—	—	—	—
Indirect installment	4	4	4	4	2
Consumer loans	6	4	6	6	4
Loans acquired in a business combination	—	2	3	5	1
Total recoveries	21	14	14	16	11
Net charge-offs	(60)	(28)	(56)	(44)	(40)
Provision for credit losses	122	44	61	61	56
ASC 326 adoption impact	55	—	—	—	—
Initial ACL on PCD loans	50	—	—	—	—
Balance at end of period	$363	$196	$180	$175	$158
Net loan charge-offs/average loans	0.24%	0.12%	0.26%	0.22%	0.28%
Allowance for credit losses/total loans and leases	1.43%	0.84%	0.81%	0.84%	1.06%
Allowance for credit losses/non-performing loans	212.64%	190.29%	180.37%	178.75%	183.99%

Following is a summary of changes in the AULC by portfolio segment:
TABLE 21

Year Ended December 31	2020
(in millions)
Balance at beginning of period	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	1
Consumer portfolio	—
ASC 326 adoption impact:
Commercial portfolio	8
Consumer portfolio	2
Balance at end of period	$14
The ACL at December 31, 2020 increased $167.2 million or 85.4% from December 31, 2019, primarily due to the adoption of CECL, as discussed above. The ratio of the ACL to total loans and leases was 1.43% and 0.84% at December 31, 2020 and 2019, respectively, with the 2020 figure reflecting the adoption of CECL and COVID-19 impacts. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loans and leases ratio equaled 1.56% at December 31, 2020. The provision for credit losses during 2020 was $122.8 million, which reflected COVID-19 related macroeconomic impacts and life-of-loan CECL reserving requirements in 2020. Net charge-offs totaled $59.8 million or 0.24% of total average loans, compared to $28.3 million or 0.12% in 2019, reflecting COVID-19 impacts on certain segments of the loan portfolio.
The ACL at December 31, 2019 increased $16.2 million or 9.0% from December 31, 2018, in response to growth in originated loans and some migration in the commercial and indirect portfolios. The provision for credit losses during 2019 was $44.6 million, which covered net charge-offs and supported organic loan growth.
The ACL at December 31, 2018 increased $4.3 million or 2.4% from December 31, 2017, in response to growth in originated loans and leases and a small increase in originated criticized commercial loans. The provision for credit losses during 2018 was $61.2 million, which covered net charge-offs and supported organic loan growth. The amount of provision expense that resulted from the small increase in originated criticized commercial loans was offset by a provision benefit received through a decline in the overall delinquency and non-performing loan level in 2018. Net charge-offs were $56.0 million, or 0.26% of average loans, compared to $43.8 million, or 0.22% of average loans, in 2017, with the increase primarily due to $13.4 million, or 6 basis points, relating to the sale of a small portfolio of non-performing loans in the second quarter of 2018 and the sale of Regency in the third quarter of 2018.

Following is a summary of the allocation of the ACL and the percentage of loans in each category to total loans:
TABLE 22

December 31	2020		2019		2018		2017		2016
(dollars in millions)	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$181	38%	$60	30%	$55	28%	$50	25%	$47	28%
Commercial and industrial	81	29	53	22	49	19	52	17	48	18
Commercial leases	17	2	11	2	8	2	5	1	3	1
Other	1	—	2	—	2	—	2	—	1	—
Commercial loans and leases	280	69	126	54	114	49	109	43	99	47
Direct installment	26	8	13	8	14	7	21	8	21	12
Residential mortgages	34	13	22	13	20	12	16	10	10	10
Indirect installment	11	5	19	8	15	9	12	7	11	8
Consumer lines of credit	12	5	9	5	10	5	10	5	10	7
Consumer loans	83	31	63	34	59	33	59	30	52	37
Total originated loans	363	100	189	88	173	82	168	73	151	84
Loans acquired in a business combination	—	—	7	12	7	18	7	27	7	16
Total	$363	100%	$196	100%	$180	100%	$175	100%	$158	100%
With the adoption of CECL on January 1, 2020, we no longer separately reflect an ACL on loans acquired in a business combination. The ACL on those loans are reflected in their respective loan categories.
During 2020, the ACL allocated to commercial real estate and commercial and industrial loans increased primarily due to the adoption of CECL, as previously discussed, and also to support loan growth.
During 2019, the ACL allocated to commercial real estate and commercial and industrial loans increased to support organic loan growth and $2.6 million of additional specific reserves, and indirect installment increased due to an increase in early stage delinquency. Additionally, the increases in residential mortgages and commercial leases support organic loan growth.
During 2018, the ACL allocated to commercial real estate, commercial and industrial, commercial leases, residential mortgages and indirect installment loans all increased to support organic loan growth. The ACL allocated to direct installment loans decreased as a result of the sale of Regency. The ACL allocated to other loans acquired in a business combination decreased due to improved credit quality.

Investment Activity
Investment activities serve to generate net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities HTM and carried at amortized cost. All other securities are categorized as securities AFS and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as AFS are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity. A change in the value of securities HTM could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers and an OTTI is deemed to have occurred or if there was a change in our intent and ability to hold the securities to maturity.
As of December 31, 2020, debt securities classified as AFS and HTM totaled $3.5 billion and $2.9 billion, respectively. During 2020, debt securities AFS increased by $174.1 million and debt securities HTM decreased by $407.8 million from December 31, 2019. As of December 31, 2020 and 2019, we did not hold any trading securities.

The following table indicates the respective maturities and weighted-average yields of debt securities as of December 31, 2020:
TABLE 23

(dollars in millions)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing within one year	$600	0.08%
Maturing after five years but within ten years	1	5.25
Obligations of U.S. government agencies:
Maturing after one year but within five years	6	1.79
Maturing after five years but within ten years	83	1.10
Maturing after ten years	84	0.83
Obligations of U.S. government-sponsored entities:
Maturing within one year	160	1.43
Maturing after one year but within five years	96	1.31
Maturing after five years but within ten years	25	0.58
States of the U.S. and political subdivisions:
Maturing within one year	4	2.96
Maturing after one year but within five years	32	2.12
Maturing after five years but within ten years	165	3.01
Maturing after ten years	939	3.64
Other debt securities:
Maturing after five years but within ten years	2	1.03
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,763	2.02
Agency collateralized mortgage obligations	1,686	1.92
Commercial mortgage-backed securities	685	2.40
Total	$6,331	2.06%
The weighted average yields for tax-exempt debt securities are computed on an FTE basis using the federal statutory tax rate of 21.0%. The weighted average yields for debt securities AFS are based on amortized cost.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 24

December 31	2020	2019	2018
(in millions)
Securities Available for Sale:
U.S. Treasury	$600	$—	$—
U.S. government agencies	172	152	188
U.S. government-sponsored entities	160	225	317
Residential mortgage-backed securities:
Agency mortgage-backed securities	959	1,310	1,465
Agency collateralized mortgage obligations	1,094	1,234	1,179
Commercial mortgage-backed securities	361	341	229
States of the U.S. and political subdivisions	32	11	21
Other debt securities	2	2	2
Total debt securities available for sale	$3,380	$3,275	$3,401
Debt Securities Held to Maturity:
U.S. Treasury	$1	$1	$1
U.S. government agencies	1	1	2
U.S. government-sponsored entities	120	175	215
Residential mortgage-backed securities:
Agency mortgage-backed securities	769	949	1,036
Agency collateralized mortgage obligations	562	721	794
Commercial mortgage-backed securities	307	308	126
States of the U.S. and political subdivisions	1,108	1,120	1,080
Total debt securities held to maturity	$2,868	$3,275	$3,254
The increase in U.S. Treasury securities is a result of our strategic reduction in other investment categories, as reinvestment opportunities were less attractive in the low interest rate environment. For additional information relating to investment activity, see Note 3, “Securities” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 25

December 31	2020	2019	$ Change	% Change
(in millions)
Non-interest-bearing demand	$9,042	$6,384	$2,658	41.6%
Interest-bearing demand	13,157	11,049	2,108	19.1
Savings	3,261	2,625	636	24.2
Certificates and other time deposits	3,662	4,728	(1,066)	(22.5)
Total deposits	$29,122	$24,786	$4,336	17.5%

Total deposits increased during 2020, as a result of growth in non-interest-bearing and interest-bearing balances due to an expansion of customer relationships and higher customer balances, which were aided by inflows from the PPP and government stimulus activity. During the year, customer preferences shifted away from higher rate certificates of deposit to lower yielding, more liquid products. The deposit growth helped us eliminate overnight borrowings and substantially reduce other short-term borrowings.
Following is a summary of time deposits of $100,000 or more by remaining maturity at December 31, 2020:

TABLE 26

(in millions)	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$392	$26	$418
Three to six months	316	25	341
Six to twelve months	414	34	448
Over twelve months	450	110	560
Total	$1,572	$195	$1,767

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances, federal funds purchased and subordinated notes, decreased to $1.8 billion at December 31, 2020 from $3.2 billion at December 31, 2019, due to a $1.0 billion decline in short-term FHLB borrowings and the elimination of the $0.6 billion in federal funds purchased position.
Following is a summary of selected information relating to certain components of short-term borrowings:
TABLE 27

At or for the Year Ended December 31	2020	2019	2018
(dollars in millions)
FHLB Advances (Short-term)
Balance at year-end	$1,280	$2,255	$2,230
Maximum month-end balance	2,055	2,620	2,800
Average balance during year	1,699	1,797	1,932
Weighted average interest rates:
At year-end	1.97%	1.90%	2.64%
During the year	0.88	2.52	2.14

Federal Funds Purchased
Balance at year-end	$—	$575	$1,535
Maximum month-end balance	1,420	1,957	1,830
Average balance during year	348	1,383	1,585
Weighted average interest rates:
At year-end	—%	1.57%	2.51%
During the year	1.08	2.35	1.93
For additional information relating to deposits and short-term borrowings, see Note 12, “Deposits” and Note 13, “Short-Term Borrowings” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Capital Resources
The access to, and cost of, funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight depend, in part, on our capital position.
The assessment of capital adequacy depends on a number of factors such as expected organic growth in the Consolidated Balance Sheet, asset quality, liquidity, earnings performance and sustainability, changing competitive conditions, regulatory changes or actions and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On February 24, 2020, we completed an offering of $300.0 million of 2.20% fixed rate senior notes due in 2023 under this registration statement. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $297.9 million. We used the net proceeds from the sale of the notes for general corporate purposes, which included investments at the holding company level, capital to support the growth of FNBPA, repurchase of our common shares and refinancing of outstanding indebtedness.
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
On September 23, 2019 we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. During 2020, we repurchased 4.0 million shares at a weighted average share price of $9.63 for $38.4 million under this repurchase program.
Capital management is a continuous process with capital plans and stress testing for FNB and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. Both FNB and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see Note 22, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, we issue shares initially acquired by us as treasury stock under our various benefit plans. We may issue additional preferred or common stock in order to maintain our well-capitalized status.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2020:
TABLE 28

(in millions)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$25,460	$—	$—	$—	$25,460
Certificates and other time deposits	2,464	919	223	56	3,662
Operating leases	25	38	27	64	154
Long-term debt	427	350	105	213	1,095
Total	$28,376	$1,307	$355	$333	$30,371

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2020:
TABLE 29

(in millions)	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$6,153	$1,676	$846	$610	$9,285
Standby letters of credit	152	5	1	—	158
Total	$6,305	$1,681	$847	$610	$9,443
Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Additionally, a significant portion of these commitments can be terminated by FNB. For additional information relating to commitments to extend credit and standby letters of credit, see Note 16, “Commitments, Credit Risk and Contingencies” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

LIQUIDITY
Our goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of FNB with cost-effective funding. Our Board of Directors has established an Asset/Liability Management Policy to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” Balance Sheet and adequate levels of liquidity. Our Board of Directors has also established Liquidity and Contingency Funding Policies to guide management in addressing the ability to identify, measure, monitor and control both normal and stressed liquidity conditions. These policies designate our ALCO as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect Balance Sheet or cash flow positions. Liquidity is centrally managed daily by our Treasury Department.
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs. On February 24, 2020, we completed a senior debt offering whereby we issued $300.0 million aggregate principal amount of 2.20% senior notes due in 2023. The proceeds from this transaction were used for general corporate purposes and were the primary factor resulting in an increase in our MCH liquidity metric as shown below.
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

The LCR and MCH ratios are presented in the following table:
TABLE 30

December 31	2020	2019	Internal Limit
Liquidity coverage ratio	2.7 times	2.2 times	> 1 time
Months of cash on hand	22.2 months	15.2 months	> 12 months
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $29.1 billion at December 31, 2020, an increase of $4.3 billion, or 17.5%, from December 31, 2019. Total non-interest-bearing demand deposit accounts grew $2.7 billion, or 41.6%, total interest-bearing demand deposit accounts grew $2.1 billion, or 19.1%, savings accounts grew $0.6 billion, or 24.2%, and time deposits decreased $1.1 billion, or 22.5%. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor in the deposit growth.
The significant increase in customer deposits, along with the proceeds from the sale of $0.5 billion in indirect auto loans, resulted in a $1.7 billion reduction in borrowings. The reduction in borrowings included the termination of $715 million in FHLB advances that had a rate of 2.49%. Finally, our cash held at the FRB was $0.8 billion at December 31, 2020, an increase of $0.7 billion as we shifted from a Federal Funds Purchased position of $0.6 billion at December 31, 2019 to an excess cash position held at the FRB at December 31, 2020.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits, the PPPLF and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. The ALCO is currently targeting a 1% guideline level for salable unpledged government and agency securities due to an elevated influx of related deposits, in part related to the PPP, combined with a strategic decline of $234 million of investment securities, which represents 0.6% of total assets.
The following table presents certain information relating to FNBPA's credit availability and salable unpledged securities:
TABLE 31

December 31	2020	2019
(dollars in millions)
Unused wholesale credit availability	$16,434	$11,154
Unused wholesale credit availability as a % of FNBPA assets	44.1%	32.3%
Salable unpledged government and agency securities	$546	$1,788
Salable unpledged government and agency securities as a % of FNBPA assets	1.5%	5.2%
The PPPLF accounted for 42% of the $5.2 billion increase in availability since December 31, 2019. This funding source has been extended to March 31, 2021. We also had $828.3 million, or 2.4% of total assets, in excess cash available to meet our pledging requirements.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2020 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was 8.2% as of December 31, 2020 compared to (0.3)% as of December 31, 2019. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.

TABLE 32

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$771	$1,483	$1,852	$3,302	$7,408
Investments	1,491	506	361	692	3,050
	2,262	1,989	2,213	3,994	10,458
Liabilities
Non-maturity deposits	514	1,029	977	1,641	4,161
Time deposits	298	558	681	932	2,469
Borrowings	13	172	235	363	783
	825	1,759	1,893	2,936	7,413
Period Gap (Assets - Liabilities)	$1,437	$230	$320	$1,058	$3,045
Cumulative Gap	$1,437	$1,667	$1,987	$3,045
Cumulative Gap to Total Assets	3.8%	4.5%	5.3%	8.2%
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

The following repricing gap analysis as of December 31, 2020 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 33

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$10,133	$2,620	$1,264	$2,169	$16,186
Investments	1,496	510	518	679	3,203
	11,629	3,130	1,782	2,848	19,389
Liabilities
Non-maturity deposits	9,130	—	—	—	9,130
Time deposits	407	558	678	929	2,572
Borrowings	1,412	757	12	18	2,199
	10,949	1,315	690	947	13,901
Off-balance sheet	550	530	—	(100)	980
Period Gap (assets - liabilities + off-balance sheet)	$1,230	$2,345	$1,092	$1,801	$6,468
Cumulative Gap	$1,230	$3,575	$4,667	$6,468
Cumulative Gap to Assets	3.7%	10.9%	14.2%	19.6%
The twelve-month cumulative repricing gap to total assets was 19.6% and 7.0% as of December 31, 2020 and 2019, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at December 31, 2020, compared to December 31, 2019, is primarily related to growth and changes in the mix of loans, deposits and borrowings. Strong commercial loan growth, a large portion of which was swapped to adjustable rates, and the increased cash flow from the loan and investment portfolios, were partially offset by growth in and repricing of certain interest-bearing non-maturity deposit balances and the repayment of FHLB advances. The funding and redemption of both fixed and adjustable borrowings that were swapped to a fixed rate was opportunistically transacted to take advantage of the lower interest rate environment and add liquidity to support loan growth.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of December 31, 2020. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 34

December 31,	2020	2019	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	17.9%	6.5%	n/a
+ 200 basis points	12.0	4.6	(5.0)%
+ 100 basis points	5.9	2.5	(5.0)
– 100 basis points	(0.4)	(4.1)	(5.0)
Economic value of equity:
+ 300 basis points	8.8	(2.0)	(25.0)
+ 200 basis points	7.1	(0.5)	(15.0)
+ 100 basis points	4.5	0.2	(10.0)
– 100 basis points	(9.4)	(3.8)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 3.2% and 1.5% at December 31, 2020 and 2019, respectively. The corresponding metrics for a minus 100 basis point Rate Ramp are 0.4% and (2.0)% at December 31, 2020 and 2019, respectively.
The FRB's rapid and large downward interest rate moves in March 2020 as a response to the COVID-19 pandemic lowered all market interest rates, specifically 1-month LIBOR. Thirty-five percent of our loans are indexed to one-month LIBOR. Further, the yield curve flattened. These factors were the primary drivers of the increase in asset sensitivity off of a lower base net interest income. In this historically low rate environment, our strategy is to remain asset sensitive.
There are multiple factors that influence our interest rate risk position and impact Net Interest Income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on deposit products and shorten the term of the certificates of deposit volumes. This continues to be an intense focus of management. Further, during the second half of the year, management took advantage of the interest rate environment to reduce borrowing costs. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 56.0% and 59.1% of total loans as of December 31, 2020 and 2019, respectively. As of December 31, 2020, 80.2% of these loans, or 44.9% of total loans, are tied to the Prime or one-month LIBOR rates. As of December 31, 2020, the commercial swaps totaled $4.8 billion of notional principal, with $1.4 billion in original notional swap principal originated during 2020. For additional information regarding interest rate swaps, see Note 15, “Derivative and Hedging Activities” to the financial statements in this Report. The investment portfolio is also used, in part, to manage our IRR position.
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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments: Enterprise-Wide Risk Management, Fraud Risk, Loan Review, Model Risk Management, Third-Party Risk Management, Anti-Money Laundering and Bank Secrecy Act, CRA, Appraisal Review, Compliance, and Information and Cyber Security. All second line of defense departments report to the Chief Risk Officer to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Our Enterprise-Wide Risk Management Department conducts risk and control assessments across all of our business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks enterprise-wide. The Fraud Risk Department monitors for internal and external fraud risk across all of our business and operational units. The Loan Review Department conducts independent testing of our loan risk ratings to ensure their accuracy, which is instrumental to calculating our ACL. Our Model Risk Management Department oversees validation and testing of all models used in managing risk across our company. Our Third-Party Risk Management Department ensures effective risk management and oversight of third-party relationships throughout the vendor life cycle. The Anti-Money Laundering and Bank Secrecy Act Department monitors for compliance with money laundering risk and associated regulatory compliance requirements. Our Community Reinvestment Department monitors for compliance with the requirements of the CRA. The Appraisal Review Department facilitates independent ordering and review of real estate appraisals obtained for determining the value of real estate pledged as collateral for loans to customers. Our Compliance Department is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations which govern our business operations. Our Information and Cyber Security Department is responsible for maintaining a risk assessment of our information and cybersecurity risks and ensuring appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cybersecurity controls. As discussed in more detail under the COVID-19 section of this Report, we have in place various business and emergency continuity plans to respond to different crises and circumstances which include rapid deployment of our Crisis Management Team, Incident Management Team and Business Continuity Coordinators to activate our plans for various types of emergency circumstance. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Each of the Risk, Audit, Credit Risk and CRA Committees of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
The Board of Directors believes that our enterprise-wide risk management process is effective and enables the Board of Directors to:
•assess the quality of the information they receive;
•understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations, and the risks that FNB faces;
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
TABLE 35
Operating net income available to common stockholders

Year Ended December 31	2020	2019	2018	2017	2016
(in thousands)
Net income available to common stockholders	$277,965	$379,208	$364,817	$191,163	$162,850
Merger-related expense	—	—	—	56,513	37,439
Tax benefit of merger-related expense	—	—	—	(18,846)	(12,550)
Merger-related net securities gains	—	—	—	(2,609)	—
Tax expense of merger-related net securities gains	—	—	—	913	—
Reduction in valuation of deferred tax assets	—	—	—	54,042	—
COVID-19 expense	11,276	—	—	—	—
Tax benefit of COVID-19 expense	(2,368)	—	—	—	—
Discretionary 401(k) contribution	—	—	874	—	—
Tax benefit of discretionary 401(k) contribution	—	—	(184)	—	—
Gain on sale of Visa class B stock	(13,818)	—	—	—	—
Tax expense of gain on sale of Visa class B stock	2,902	—	—	—	—
Loss on FHLB debt extinguishment and related hedge terminations	25,611	—	—	—	—
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	(5,378)	—	—	—	—
Gain on sale of subsidiary	—	—	(5,135)	—	—
Tax expense of gain on sale of subsidiary	—	—	1,078	—	—
Branch consolidation costs	18,745	4,505	6,616	—	—
Tax benefit of branch consolidation costs	(3,936)	(946)	(1,389)	—	—
Service charge refunds	3,780	4,279	—	—	—
Tax benefit of service charge refunds	(794)	(899)	—	—	—
Operating net income available to common stockholders (non-GAAP)	$313,985	$386,147	$366,677	$281,176	$187,739

The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges such as merger expenses, branch consolidation costs, service charge refunds, COVID-19 expenses and special one-time employee 401(k) contributions related to tax reform are not organic costs to run our operations and facilities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of a business and gains on sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special Company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.

TABLE 36
Operating earnings per diluted common share

Year Ended December 31	2020	2019	2018	2017	2016
Net income per diluted common share	$0.85	$1.16	$1.12	$0.63	$0.78
Merger-related expense	—	—	—	0.19	0.18
Tax benefit of merger-related expense	—	—	—	(0.06)	(0.06)
Merger-related net securities gains	—	—	—	(0.01)	—
Tax expense of merger-related net securities gains	—	—	—	—	—
Reduction in valuation of deferred tax assets	—	—	—	0.18	—
COVID-19 expense	0.03	—	—	—	—
Tax benefit of COVID-19 expense	(0.01)	—	—	—	—
Discretionary 401(k) contribution	—	—	—	—	—
Tax benefit of discretionary 401(k) contribution	—	—	—	—	—
Gain on sale of Visa class B stock	(0.04)	—	—	—	—
Tax expense of gain on sale of Visa class B stock	0.01	—	—	—	—
Loss on FHLB debt extinguishment and related hedge terminations	0.08	—	—	—	—
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	(0.02)	—	—	—	—
Gain on sale of subsidiary	—	—	(0.01)	—	—
Tax expense of gain on sale of subsidiary	—	—	0.01	—	—
Branch consolidation costs	0.06	0.01	0.02	—	—
Tax benefit of branch consolidation costs	(0.01)	—	(0.01)	—	—
Service charge refunds	0.01	0.01	—	—	—
Tax benefit of service charge refunds	—	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.96	$1.18	$1.13	$0.93	$0.90
TABLE 37
Return on average tangible common equity

Year Ended December 31	2020	2019	2018
(dollars in thousands)
Net income available to common stockholders	$277,965	$379,208	$364,817
Amortization of intangibles, net of tax	10,556	11,192	12,365
Tangible net income available to common stockholders (non-GAAP)	$288,521	$390,400	$377,182
Average total stockholders’ equity	$4,904,300	$4,757,465	$4,490,833
Less: Average preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,322,981)	(2,331,630)	(2,334,727)
Average tangible common equity (non-GAAP)	$2,474,437	$2,318,953	$2,049,224
Return on average tangible common equity (non-GAAP)	11.66%	16.84%	18.41%
(1) Excludes loan servicing rights.

TABLE 38
Return on average tangible assets

Year Ended December 31	2020	2019	2018
(dollars in thousands)
Net income	$286,006	$387,249	$372,858
Amortization of intangibles, net of tax	10,556	11,192	12,365
Tangible net income (non-GAAP)	$296,562	$398,441	$385,223
Average total assets	$36,607,430	$33,850,763	$32,138,497
Less: Average intangible assets (1)	(2,322,981)	(2,331,630)	(2,334,727)
Average tangible assets (non-GAAP)	$34,284,449	$31,519,133	$29,803,770
Return on average tangible assets (non-GAAP)	0.87%	1.26%	1.29%
(1) Excludes loan servicing rights.

TABLE 39

Tangible book value per common share

December 31	2020	2019	2018
(dollars in thousands, except per share data)
Total stockholders’ equity	$4,958,903	$4,883,198	$4,608,285
Less: Preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Intangible assets (1)	(2,316,527)	(2,329,545)	(2,333,375)
Tangible common equity (non-GAAP)	$2,535,494	$2,446,771	$2,168,028
Ending common shares outstanding	321,629,529	325,014,560	324,314,529
Tangible book value per common share (non-GAAP)	$7.88	$7.53	$6.68
(1) Excludes loan servicing rights.
TABLE 40
Tangible equity to tangible assets (period-end)

December 31	2020	2019	2018
(dollars in thousands)
Total stockholders' equity	$4,958,903	$4,883,198	$4,608,285
Less: Intangible assets (1)	(2,316,527)	(2,329,545)	(2,333,375)
Tangible equity (non-GAAP)	$2,642,376	$2,553,653	$2,274,910
Total assets	$37,354,351	$34,615,016	$33,101,840
Less: Intangible assets (1)	(2,316,527)	(2,329,545)	(2,333,375)
Tangible assets (non-GAAP)	$35,037,824	$32,285,471	$30,768,465
Tangible equity / tangible assets (period-end) (non-GAAP)	7.54%	7.91%	7.39%
(1) Excludes loan servicing rights.

TABLE 41
Tangible common equity / tangible assets (period-end)

	2020	2019	2018
(dollars in thousands)
Total stockholders' equity	$4,958,903	$4,883,198	$4,608,285
Less: Preferred stockholders' equity	(106,882)	(106,882)	(106,882)
Less: Intangible assets (1)	(2,316,527)	(2,329,545)	(2,333,375)
Tangible common equity (non-GAAP)	$2,535,494	$2,446,771	$2,168,028
Total assets	$37,354,351	$34,615,016	$33,101,840
Less: Intangible assets (1)	(2,316,527)	(2,329,545)	(2,333,375)
Tangible assets (non-GAAP)	$35,037,824	$32,285,471	$30,768,465
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.24%	7.58%	7.05%
 (1) Excludes loan servicing rights.
TABLE 42
Allowance for credit losses / loans and leases, excluding PPP (period-end)

December 31	2020
(dollars in thousands)
ACL - loans	$363,107
Loans and leases	$25,458,645
Less: PPP loans outstanding	(2,158,452)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$23,300,193
ACL loans / loans and leases, excluding PPP (non-GAAP)	1.56%

Key Performance Indicators
TABLE 43
Pre-provision net revenue to average tangible common equity

(dollars in thousands)	2020	2019	2018
Net interest income	$922,082	$917,239	$932,489
Non-interest income	294,556	294,266	275,651
Less non-interest expense	(750,349)	(696,128)	(694,532)
Pre-provision net revenue (as reported)	$466,289	$515,377	$513,608
Adjustments:
Add: Branch consolidation costs (non-interest income)	$—	$1,722	$3,677
Add: Service charge refunds (non-interest income)	3,780	4,279	—
Less: Gain on sale of Visa class B stock (non-interest income)	(13,818)	—	—
Add: Loss on FHLB debt extinguishment and related hedge terminations (non-interest income)	25,611	—	—
Less: Gain on sale of subsidiary (non-interest income)	—	—	(5,135)
Add: COVID - 19 expense (non-interest expense)	11,276	—	—
Add: Discretionary 401(k) contribution (non-interest expense)	—	—	874
Add: Branch consolidation costs (non-interest expense)	18,745	2,783	2,939
Add: Tax credit-related impairment project (non-interest expense)	4,101	3,213	—
Pre-provision net revenue (operating) (non-GAAP)	$515,984	$527,374	$515,963
Average total shareholders’ equity	$4,904,300	$4,757,465	$4,490,833
Less: Average preferred shareholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,322,981)	(2,331,630)	(2,334,727)
Average tangible common equity (non-GAAP)	$2,474,437	$2,318,953	$2,049,224
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	18.84%	22.22%	25.06%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	20.85%	22.74%	25.18%
(1) Excludes loan servicing rights

TABLE 44
Efficiency ratio

Year Ended December 31	2020	2019	2018
(dollars in thousands)
Non-interest expense	$750,349	$696,128	$694,532
Less: Amortization of intangibles	(13,362)	(14,167)	(15,652)
Less: OREO expense	(4,434)	(4,652)	(6,359)
Less: COVID-19 expense	(11,276)	—	—
Less: Discretionary 401(k) contribution	—	—	(874)
Less: Branch consolidation costs	(18,745)	(2,783)	(2,939)
Less: Tax credit-related project impairment	(4,101)	(3,213)	—
Adjusted non-interest expense	$698,431	$671,313	$668,708
Net interest income	$922,082	$917,239	$932,489
Taxable equivalent adjustment	12,470	14,121	13,270
Non-interest income	294,556	294,266	275,651
Less: Net securities gains	(282)	(70)	(34)
Less: Gain on sale of Visa class B stock	(13,818)	—	—
Add: Loss on FHLB debt extinguishment and related hedge terminations	25,611	—	—
Less: Gain on sale of subsidiary	—	—	(5,135)
Add: Branch consolidation costs	—	1,722	3,677
Add: Service charge refunds	3,780	4,279	—
Adjusted net interest income (FTE) + non-interest income	$1,244,399	$1,231,557	$1,219,918
Efficiency ratio (FTE) (non-GAAP)	56.13%	54.51%	54.82%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of MD&A, which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting
February 25, 2021
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
Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has audited our internal control over financial reporting as stated in their Report of Independent Registered Public Accounting Firm.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020. As explained below, auditing the Company's allowance for credit losses was a critical audit matter.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill at the Community Banking reporting unit
Description of the Matter
At December 31, 2020, the Company’s goodwill related to the Community Banking reporting unit was approximately $2.2 billion. As discussed in Note 1 and Note 7 to the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company's goodwill is initially assigned to its reporting units as of the acquisition date. In 2020, management concluded under its qualitative assessment that it was more likely than not that the fair value of the Community Banking reporting unit was below its carrying amount due to a sustained decline in bank stock valuations, which was primarily attributable to the systemic uncertainty of COVID-19 and its impact on the global economy. In response, management performed a quantitative goodwill impairment test to reach the conclusion that there was no impairment in 2020.
Auditing management's annual goodwill impairment test was complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates and an evaluation of market comparables and recent transactions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management's review of the significant assumptions described above.
To test the estimated fair value of the Company's reporting units, we performed audit procedures that, with the involvement of specialists, included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to recent financial performance, the Company's peer group, and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Allowance for Credit Losses
Description of the Matter
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments, which resulted in an increase to the allowance for credit losses (ACL) from retained earnings of $51 million. At December 31, 2020, the Company’s net loan and lease portfolio was $25.5 billion with an associated ACL of $363 million. As discussed in Note 1 to the consolidated financial statements, the ACL is based on management’s evaluation of current estimate of lifetime credit losses at the balance sheet date. Management makes the estimate using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts under the CECL methodology. The ACL is composed of three components including quantitative reserves, including the economic forecast; asset specific reserves; and qualitative reserves. The qualitative reserves include among others: regulatory, legal and technological environments; competition; forecast uncertainty; and events such as natural disasters and other relevant factors.

Auditing the ACL involves a high degree of subjectivity due to the qualitative factor adjustments. Management’s identification and measurement of the qualitative factor adjustments is highly judgmental and could have a significant effect on the ACL.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the ACL process, which include, among others, management’s review and approval controls designed to assess the need for and level of qualitative factor adjustments to the ACL and the reliability of the data utilized to support management’s assessment.

To test the qualitative factor adjustments, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ACL. Regarding the measurement of the qualitative factors, we evaluated the completeness, accuracy and relevance of the underlying internal and external data utilized in management’s estimate and considered the existence of new or contrary information. We evaluated the overall ACL, inclusive of the qualitative factor adjustments, and whether the amount appropriately reflects a reasonable estimate of lifetime losses by comparing the overall ACL to historical losses.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
Pittsburgh, Pennsylvania
February 25, 2021

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation
Opinion on Internal Control over Financial Reporting
We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 25, 2021

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	December 31
	2020	2019
Assets
Cash and due from banks	$369	$407
Interest-bearing deposits with banks	1,014	192
Cash and Cash Equivalents	1,383	599
Debt securities available for sale (amortized cost of $3,380 and $3,275; allowance for credit losses of $0)	3,463	3,289
Debt securities held to maturity (fair value of $2,973 and $3,305; allowance for credit losses of $0)	2,868	3,275
Loans held for sale (includes $144 and $41 measured at fair value) (1)	154	51
Loans and leases, net of unearned income of $77 and $1	25,459	23,289
Allowance for credit losses	(363)	(196)
Net Loans and Leases	25,096	23,093
Premises and equipment, net	332	333
Goodwill	2,262	2,262
Core deposit and other intangible assets, net	54	67
Bank owned life insurance	549	544
Other assets	1,193	1,102
Total Assets	$37,354	$34,615
Liabilities
Deposits:
Non-interest-bearing demand	$9,042	$6,384
Interest-bearing demand	13,157	11,049
Savings	3,261	2,625
Certificates and other time deposits	3,662	4,728
Total Deposits	29,122	24,786
Short-term borrowings	1,804	3,216
Long-term borrowings	1,095	1,340
Other liabilities	374	390
Total Liabilities	32,395	29,732
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 328,057,368 and 327,242,364 shares	3	3
Additional paid-in capital	4,087	4,067
Retained earnings	869	798
Accumulated other comprehensive loss	(39)	(65)
Treasury stock – 6,427,839 and 2,227,804 shares at cost	(68)	(27)
Total Stockholders’ Equity	4,959	4,883
Total Liabilities and Stockholders’ Equity	$37,354	$34,615
(1) Amount represents loans for which we have elected the fair value option. See Note 25.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Year Ended December 31
	2020	2019	2018
Interest Income
Loans and leases, including fees	$990	$1,085	$1,022
Securities:
Taxable	106	126	119
Tax-exempt	32	32	28
Other	2	4	1
Total Interest Income	1,130	1,247	1,170
Interest Expense
Deposits	133	217	142
Short-term borrowings	38	80	75
Long-term borrowings	37	33	21
Total Interest Expense	208	330	238
Net Interest Income	922	917	932
Provision for credit losses	123	44	61
Net Interest Income After Provision for Credit Losses	799	873	871
Non-Interest Income
Service charges	108	124	126
Trust services	31	28	26
Insurance commissions and fees	24	20	18
Securities commissions and fees	17	17	18
Capital markets income	39	33	21
Mortgage banking operations	50	32	22
Dividends on non-marketable equity securities	14	19	16
Bank owned life insurance	14	12	13
Loss on debt extinguishment	(17)	—	—
Other	14	9	16
Total Non-Interest Income	294	294	276
Non-Interest Expense
Salaries and employee benefits	406	375	370
Net occupancy	71	59	60
Equipment	66	62	55
Amortization of intangibles	13	14	16
Outside services	69	64	66
FDIC insurance	20	23	33
Bank shares and franchise taxes	14	12	12
Other	91	87	83
Total Non-Interest Expense	750	696	695
Income Before Income Taxes	343	471	452
Income taxes	57	84	79
Net Income	286	387	373
Preferred stock dividends	8	8	8
Net Income Available to Common Stockholders	$278	$379	$365
Earnings per Common Share
Basic	$0.86	$1.17	$1.13
Diluted	$0.85	$1.16	$1.12
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31
	2020	2019	2018
Net income	$286	$387	$373
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $15, $16 and $(5)	54	57	(17)
Derivative instruments:
Unrealized losses arising during the period, net of tax benefit of $(11), $(5) and $(1)	(40)	(17)	(2)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $3, $0 and $0	18	(2)	(2)
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $2, $(1) and $1	(6)	3	(2)
Other Comprehensive Income (Loss)	26	41	(23)
Comprehensive Income	$312	$428	$350
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2018	$107	$3	$4,033	$368	$(83)	$(19)	$4,409
Comprehensive income (loss)				373	(23)		350
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	6			(2)	4
Restricted stock compensation			10				10
Balance at December 31, 2018	107	3	4,049	576	(106)	(21)	4,608
Comprehensive income				387	41		428
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	6			(6)	—
Restricted stock compensation			12				12
Balance at December 31, 2019	107	3	4,067	798	(65)	(27)	4,883
Comprehensive income				286	26		312
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	4			(3)	1
Repurchase of common stock						(38)	(38)
Restricted stock compensation			16				16
Adoption of new accounting standards				(50)			(50)
Balance at December 31, 2020	$107	$3	$4,087	$869	$(39)	$(68)	$4,959
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31
	2020	2019	2018
Operating Activities
Net income	$286	$387	$373
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	(3)	45	109
Provision for credit losses	123	44	61
Deferred tax expense (benefit)	(18)	33	33
Loans originated for sale	(1,886)	(1,481)	(1,117)
Loans sold	1,830	1,495	1,210
Net gain on sale of loans	(47)	(25)	(22)
Net change in:
Interest receivable	19	(8)	(6)
Interest payable	(8)	1	7
Bank owned life insurance, excluding purchases	(6)	(7)	(10)
Other, net	(177)	(225)	(27)
Net cash flows provided by operating activities	113	259	611
Investing Activities
Net change in loans and leases, excluding sales and transfers	(2,604)	(1,427)	(1,394)
Debt securities available for sale:
Purchases	(2,360)	(655)	(1,200)
Maturities/payments	2,244	770	592
Debt securities held to maturity:
Purchases	(301)	(494)	(387)
Maturities/payments	703	468	370
Increase in premises and equipment	(41)	(46)	(35)
Net cash received in business combinations and divestitures	—	—	134
Loans sold, not originated for sale	537	262	—
Other, net	—	(9)	—
Net cash flows used in investing activities	(1,822)	(1,131)	(1,920)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	5,402	1,873	406
Time deposits	(1,065)	(539)	653
Short-term borrowings	(1,412)	(913)	450
Proceeds from issuance of long-term borrowings	328	954	37
Repayment of long-term borrowings	(574)	(239)	(77)
Repurchases of common stock	(38)	—	—
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(157)	(157)	(157)
Other, net	17	12	14
Net cash flows provided by financing activities	2,493	983	1,318
Net Increase in Cash and Cash Equivalents	784	111	9
Cash and cash equivalents at beginning of year	599	488	479
Cash and Cash Equivalents at End of Year	$1,383	$599	$488
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

NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2020, we had 358 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina and Virginia.
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
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to December 31, 2020 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, accounting for loans acquired in a business combination prior to January 1, 2020, fair value of financial instruments, goodwill and other intangible assets, income taxes and DTAs.

Adoption of New Accounting Standards
Current Expected Credit Losses. On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which replaces the incurred credit loss impairment methodology with a methodology that reflects lifetime current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost, including loans, HTM debt securities, net investment in leases and certain off-balance sheet credit exposure. We adopted CECL using the modified retrospective method for financial assets measured at amortized cost, net investments in leases and off-balance sheet credit exposures. As a result, we recorded a reduction of $50.6 million in retained earnings as of January 1, 2020 for the cumulative effect of the adoption. The transition adjustment was primarily driven by longer duration commercial and consumer real estate loans. Results for reporting periods prior to January 1, 2020 continue to be reported in accordance with previously applicable GAAP.
We used the prospective transition method for PCD financial assets that were previously classified as PCI and accounted for under ASC 310-30, including loans accounted for by analogy under ASC 310-30. In accordance with the transition guidance, we did not reassess whether PCI assets met the criteria for PCD assets nor did we reassess whether modifications to individual acquired financial assets previously accounted for in pools were TDRs as of the date of adoption. We discontinued the use of pools beyond transition accounting and account for these loans on an individual loan basis. After transition, loans previously accounted for in pools are grouped with other loans with similar risk characteristics for purposes of estimating expected credit losses. As a result, beginning in 2020 certain credit metrics and ratios which previously excluded PCI loans now include PCD loans. On January 1, 2020, the amortized cost basis of the PCD assets was adjusted to reflect the addition of an ACL for $50.3 million. The net noncredit discount, after the adjustment for the ACL, is accreted into interest income at the loan’s effective interest rate over the remaining contractual life.
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

Reference Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), as amended, which provides optional guidance for a limited period of time to ease the potential burden in accounting for changes in financial reporting brought about by RRR for affected contractual modifications of floating rate financial instruments indexed to interbank offering rates and hedge accounting relationships.
The expedients, exceptions and elections provided by RRR are permitted to be adopted any time through December 31, 2022 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2022.
In general, RRR provides, when certain criteria are met, optional expedients and exceptions regarding the accounting for contract modifications, hedging relationships and other transactions affected by RRR. It also allows for a one-time transfer or sale of qualifying HTM securities.
We adopted RRR on October 1, 2020, and the guidance will be followed until the Update terminates on December 31, 2022. The adoption did not have a material impact on our consolidated financial position or results of operations.
We have not yet elected certain optional expedients, exceptions and elections related to RRR, however, we plan to elect these provisions in the future. While RRR is not expected to have a material accounting impact on our consolidated financial position or results of operations, it will ease the administrative burden in accounting for future effects of RRR.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, cash items in transit and amounts due from the FRB and other depository institutions (including interest-bearing deposits).
Debt Securities
Debt securities can be classified as trading securities can be classified as trading, HTM or AFS. As of December 31, 2020 and 2019, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
HTM debt securities are securities that management has the positive intent and ability to hold until their maturity. Such securities are carried at amortized cost. Beginning in 2020, for certain HTM securities we have an expectation of zero expected credit losses. Based on a long history with no credit losses, high credit ratings, guarantees, and/or implied risk-free characteristics, we expect the nonpayment of our UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA securities to be zero, and accordingly, have no ACL on those securities. We believe that these qualitative factors are indicators that historical credit loss information should be nominally impacted, if at all, by current conditions and R&S forecasts. As such, we believe that without a change in these indicators, we may continue to assume zero credit losses on securities concluded to exhibit those factors. We also have a portfolio of HTM debt securities where we do not expect credit losses to be zero. This portfolio consists of high-grade municipal securities. To calculate the expected credit losses on these securities we group securities by major security type, rating and maturity and apply respective cumulative default rates from a third party data provider. The baseline credit loss estimate is adjusted using a qualitative approach to account for potential variability in probabilities of default data for current conditions and R&S forecasts. Where available, expected credit losses take into consideration any enhancement a security has such as insurance, a guarantee or state aid.
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
Prior to 2020, we evaluated our debt securities in a loss position for OTTI on a quarterly basis at the individual security level based on our intent to sell. If we intended to sell the debt security of if it was more likely than not we would have been required to sell the security before recovery of its amortized cost basis, OTTI was recognized in earnings equal to the entire difference between the investments' amortized cost basis and its fair value. If we did not intend to sell the debt security and if it was not more likely than not that we would be required to sell the security before recovery of its amortized cost basis, the OTTI was separated into the amount representing credit loss and the amount related to all other market factors. The amount of credit loss would have been recognized in earnings and the amount related to other market factors would be recognized in OCI, net of tax. We did not recognize any OTTI during 2019 and 2018.
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
Changes in fair value of a derivative instrument that has been designated and qualifies as a cash flow hedge, including any ineffectiveness, are recorded in AOCI, net of tax. Amounts are reclassified from AOCI to the consolidated statements of income in the same line item used to present the earnings effect of the hedged item in the period or periods in which the hedged transaction affects earnings. Prior to 2019, the ineffective portion, if any, was reported in earnings immediately.
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
We routinely IRLCs for residential mortgage loans that we intend to sell. These IRLCs are considered derivatives. We also enter into loan sale commitments to sell these loans when funded to mitigate the risk that the market value of residential mortgage loans may decline between the time the rate commitment is issued to the customer and the time we sell the loan. These loan sale commitments are also derivatives. Both types of derivatives are recorded at fair value on the Consolidated Balance Sheets with changes in fair value recorded in mortgage banking operations non-interest income.
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
TDR classification does not include short-term assistance to borrowers who are current at the time of a natural disaster or other extreme event (e.g. floods, hurricanes and pandemics). These borrowers are considered to not be experiencing financial difficulty at the time of modification, therefore not meeting the criteria for determining TDR status. For modifications of leases related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor or the obligations of the lessee, we elect to account for these lease concessions as though enforceable rights and obligations for those concessions existed in the original contracts. We account for these concessions as if no changes were made to the lease contract.
Allowance for Credit Losses on Loans and Leases
Beginning January 1, 2020, we estimate the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and R&S forecasts under the CECL methodology. The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Our portfolio segmentation is characterized by similarities in initial measurement, risk attributes, and the manner in which we monitor and assess credit risk and is comprised of commercial real estate, commercial and industrial, commercial leases, commercial - other, direct installment, residential mortgages, indirect installment and consumer lines of credit.
The ACL on loans and leases represents our current estimate of lifetime credit losses in our loan portfolio at the balance sheet date. In determining the ACL, we estimate expected future losses for the loan's entire contractual term adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications. The ACL is the sum of three components: quantitative (formulaic or pooled) reserves; asset specific / individual loan reserves; and qualitative (judgmental) reserves.
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

Qualitative Component
The ACL also includes identified qualitative factors related to distinctive risk factors, changes in current economic conditions that may not be reflected in quantitatively derived results, and other relevant factors to ensure the ACL reflects our best estimate of CECL.

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
•The effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters and other relevant factors; and
•Forecast uncertainty and imprecision.
Prior to 2020, the allowance for credit losses was established as losses were estimated to have occurred. Loan losses were charged-off against the allowance for credit losses when management believed the uncollectability of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the allowance for credit losses. Allowances for impaired commercial loans over $1.0 million were generally determined based on collateral values or the present value of estimated cash flows. All other impaired loans were evaluated in the aggregate based on loan segment loss given default. Changes in the allowance for credit losses related to impaired loans were charged or credited to the provision for credit losses.
Liability for Credit Losses on Unfunded Lending-Related Commitments
The AULC is management's estimate of credit losses inherent in our unfunded loan commitments, such as letters of credit and home equity lines of credit, and is included in other liabilities on the Consolidated Balance Sheets. The AULC is estimated over the contractual period in which we are exposed to credit risk for obligations which are not unconditionally cancellable by us. The AULC is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Consistent with our estimation process on our loan and lease portfolio, we use a non-discounted cash flow factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller portfolios.

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
Prior to 2020, loans acquired in a business combination (impaired and non-impaired) were initially recorded at their acquisition-date fair values. Fair values were based on a discounted cash flow methodology that involved assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk.
The carryover of allowance for credit losses related to loans acquired in a business combination was prohibited as any credit losses in the loans were included in the determination of the fair value of the loans at the acquisition date. The allowance for credit losses on loans acquired in a business combination reflected only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected.
At acquisition, we considered certain factors as indicators that an acquired loan has evidence of deterioration in credit quality and is therefore impaired. Any loans acquired in a business combination that were not individually impaired were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, we used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, probability of default and loss given default to estimate the expected cash flow for each loan pool. We believe analogizing to impaired loans was a more appropriate option to follow in accounting for discount accretion on nonimpaired loans acquired in a business combination other than revolving loans and therefore account for such loans in accordance with the guidance for impaired loans, excluding revolving loans.
The excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield. The accretable yield was recognized into income over the remaining life of the loan, or pool of loans, using an effective yield method, if the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion model). The difference between the loan’s total scheduled principal and interest payments over all cash flows expected at acquisition is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which we do not expect to collect.
Loans acquired in a business combination that met the criteria for non-accrual of interest prior to acquisition were considered performing upon acquisition, regardless of whether the customer was contractually delinquent, if we could reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, we did not consider contractually delinquent purchased credit impaired loans to be non-accrual or non-performing and we continued to recognize interest income on these loans using the accretion model.

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
Other Real Estate Owned
OREO is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is included in other assets initially at fair value of the asset less estimated selling costs. Subsequent to acquisition, OREO is accounted for at the lower of amortized cost or fair value less estimated selling costs. Changes to the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized resulting from sales of OREO are recognized in non-interest income on the date of sale.
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
Quarterly, we perform a goodwill impairment assessment. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity- and reporting-unit specific considerations. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. If the quantitative assessment results in the fair value of the reporting unit exceeding its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value an impairment charge is recorded for the excess, limited to the amount of goodwill assigned to a reporting unit.
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
Bank Owned Life Insurance
We have purchased life insurance policies on certain current and former directors, officers and employees for which the Corporation is the owner and beneficiary. These policies are recorded in the Consolidated Balance Sheets at their cash surrender value, or the amount that could be realized by surrendering the policies. Tax-exempt income from death benefits and changes in the net cash surrender value are recorded in BOLI non-interest income.
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
Leases
We determine if an arrangement is, or contains, a lease at inception of the contract. As a lessee, we consider a contract to be, or contain, a lease if the contract conveys the right to control the use of an identified asset in exchange for consideration. We recognize in our Consolidated Balance Sheets the obligation to make lease payments and a right-of-use asset representing our right to use the underlying asset for the lease term. For an operating lease, the right-of-use asset and lease liability are included in other assets and other liabilities, respectively. Finance leases are included in premises and equipment, and other liabilities. We do not record leases with an initial term of 12 months or less on the Consolidated Balance Sheets, instead we recognize lease expense for these leases on a straight-line basis over the lease term. For leases that commenced before January 1, 2019, we have applied the modified retrospective transition method which resulted in comparative information not being restated. A number of optional practical expedients were available in transition. We elected the ‘package of practical expedients’, which permits us to not reassess our prior conclusions about lease identification, lease classification and initial direct costs.
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
We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain DTAs and DTLs. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period. We recognize interest and/or penalties related to income tax matters in income tax expense.
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
Marketing Costs
Marketing costs are generally expensed as incurred. Marketing expense totaled $12.6 million, $13.1 million and $12.8 million for 2020, 2019 and 2018, respectively.
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
We granted restricted stock unit awards with multiple-conditions, both performance and market conditions. These awards are accounted for by considering the market condition in the grant date fair value and recognizing compensation expense over the service period based on the grant date fair value and the probability that the performance condition will be met.

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

ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses

These Updates replace the current long-standing incurred loss impairment methodology with a methodology that reflects current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost and certain other instruments, including loans, HTM debt securities, net investments in leases and off-balance sheet credit exposures except for unconditionally cancellable commitments. CECL requires loss estimates for the remaining life of the financial asset at the time the asset is originated or acquired, considering historical experience, current conditions and R&S forecasts. In addition, the Update will require the use of a modified AFS debt security impairment model and eliminate the current accounting for PCI loans and debt securities.

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

We created a cross-functional management steering group to govern implementation and the Audit and Risk Committees and the Board of Directors received regular updates. For financial assets measured at amortized cost we have implemented a new modeling platform and integrated other auxiliary models to support a calculation of expected credit losses under CECL. We have made decisions on segmentation, a R&S forecast period, a reversion method and period and a historical loss forecast covering the remaining contractual life, adjusted for prepayments as well as other criteria.

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

The impact to our AFS and HTM debt securities was immaterial.

Model development, as well as the development of policies and procedures and, internal controls were complete at the time of adoption.

Standard	Description	Financial Statements Impact
Reference Rate Reform
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ASU 2021-01, Reference Rate Reform (Topic 848): Scope
These Updates provide temporary optional expedients and exceptions for applying GAAP to financial contracts, hedging relationships and other transactions affected by RRR if certain criteria are met.

The following optional expedients, exceptions and elections are permitted for certain contracts that are modified because of RRR and meet certain scope guidance:
•Contract modifications may be accounted for prospectively as a continuation of existing contracts rather than a new contract without remeasurement or reassessment of significant contract amendments
•modifications of leases to be accounted for as a continuation of the existing contracts without reassessment of lease classification and discount rate or remeasurement of lease payments
•to not reassess the original conclusion about whether a contract contains an embedded derivative that is clearly and closely related to the host contract
•changes to critical terms of hedging relationships, on a hedge-by-hedge basis, without designation of the hedging relationship and various practical expedients and elections designed to allow hedge accounting to continue uninterrupted
•modifications of certain derivatives modified to change the rate used for margining, discounting or contract price alignment.

The Updates also allow an entity to make a one-time election to sell and/or transfer to HTM securities that are affected by RRR and were classified as HTM before January 1, 2020.

RRR Updates are effective for all entities from the beginning of an interim period that includes or is subsequent to March 12, 2020 and terminates on December 31, 2022 on a full retrospective or prospective basis.

Although we do not expect RRR to have a material accounting impact on our consolidated financial position or results of operations, the Updates will ease the administrative burden in accounting for the effects of RRR.

We adopted these updates on October 1, 2020 by retrospective application. The adoption did not have a material impact on our consolidated financial position or results of operations.

We will continue to assess the impact of adoption through the termination date of these Updates on December 31, 2022.

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities for the current period are presented in the table below. There was no ACL in the AFS portfolio during 2020. Accrued interest receivable on AFS debt securities totaled $6.2 million at December 31, 2020 and is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2020
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	172	—	—	172
U.S. government-sponsored entities	160	1	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	959	35	—	994
Agency collateralized mortgage obligations	1,094	31	(1)	1,124
Commercial mortgage-backed securities	361	17	—	378
States of the U.S. and political subdivisions (municipals)	32	—	—	32
Other debt securities	2	—	—	2
Total debt securities AFS	$3,380	$84	$(1)	$3,463
The amortized cost and fair value of debt securities AFS for December 31, 2019 are as follows:
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2019
U.S. government agencies	$152	$—	$(1)	$151
U.S. government-sponsored entities	225	1	—	226
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,310	7	(3)	1,314
Agency collateralized mortgage obligations	1,234	10	(4)	1,240
Commercial mortgage-backed securities	341	6	(2)	345
States of the U.S. and political subdivisions (municipals)	11	—	—	11
Other debt securities	2	—	—	2
Total debt securities AFS	$3,275	$24	$(10)	$3,289

The amortized cost and fair value of HTM debt securities for the current period are presented in the table below. The ACL for the HTM municipal bond portfolio was $0.04 million at December 31, 2020. Accrued interest receivable on HTM debt securities totaled $12.5 million at December 31, 2020 and is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets.
TABLE 3.3

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2020
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	120	1	—	121
Residential mortgage-backed securities:
Agency mortgage-backed securities	769	29	—	798
Agency collateralized mortgage obligations	562	17	—	579
Commercial mortgage-backed securities	307	10	—	317
States of the U.S. and political subdivisions (municipals)	1,108	48	—	1,156
Total debt securities HTM	$2,868	$105	$—	$2,973
The amortized cost and fair value of HTM debt securities for December 31, 2019 are as follows:
TABLE 3.4

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2019
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	175	—	—	175
Residential mortgage-backed securities:
Agency mortgage-backed securities	949	8	(2)	955
Agency collateralized mortgage obligations	721	5	(6)	720
Commercial mortgage-backed securities	308	3	(2)	309
States of the U.S. and political subdivisions (municipals)	1,120	26	(2)	1,144
Total debt securities HTM	$3,275	$42	$(12)	$3,305

We did not have any sales during 2020 or 2019. There were no significant gross gains or gross losses realized on securities during the twelve months ended December 31, 2020, 2019 or 2018.

As of December 31, 2020, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.5

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$642	$642	$122	$123
Due after one year but within five years	113	114	20	20
Due after five years but within ten years	124	125	151	155
Due after ten years	87	86	937	981
	966	967	1,230	1,279
Residential mortgage-backed securities:
Agency mortgage-backed securities	959	994	769	798
Agency collateralized mortgage obligations	1,094	1,124	562	579
Commercial mortgage-backed securities	361	378	307	317
Total debt securities	$3,380	$3,463	$2,868	$2,973
Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.6

December 31	2020	2019
(dollars in millions)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,384	$4,494
As collateral for short-term borrowings	402	285
Securities pledged as a percent of total securities	91.4%	72.8%
At December 31, 2020, there were no holdings of securities of any one issuer, other than U.S. government and its agencies, in any amount greater than 10% of stockholders’ equity.

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of continuous loss position:
TABLE 3.7

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2020
U.S. government agencies	1	$13	$—	16	$69	$—	17	$82	$—
U.S. government-sponsored entities	1	25	—	—	—	—	1	25	—
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	5	130	(1)	—	—	—	5	130	(1)
Other debt securities	—	—	—	1	2	—	1	2	—
Total	7	$168	$(1)	17	$71	$—	24	$239	$(1)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2019
U.S. government agencies	5	$48	$—	15	$61	$(1)	20	$109	$(1)
U.S. government-sponsored entities	—	—	—	6	130	—	6	130	—
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	200	(1)	24	314	(2)	37	514	(3)
Agency collateralized mortgage obligations	11	323	(1)	32	205	(3)	43	528	(4)
Non-agency collateralized mortgage obligations	—	—	—	—	—	—	—	—	—
Commercial mortgage-backed securities	3	114	(2)	—	—	—	3	114	(2)
States of the U.S. and political subdivisions (municipals)	—	—	—	—	—	—	—	—	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total temporarily impaired debt securities AFS	32	$685	$(4)	78	$712	$(6)	110	$1,397	$(10)

We evaluated the AFS debt securities that were in an unrealized loss position at December 31, 2020. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

Credit Quality Indicators
We use credit ratings to help evaluate the credit quality of our HTM municipal bond portfolio. The ratings are updated quarterly with the last update on December 31, 2020. The remainder of the HTM portfolio is backed by the UST, Fannie Mae, Freddie

Mac, FHLB, Ginnie Mae, and the SBA and we have designated these securities as having zero expected credit loss, and therefore, are not subject to an estimate of expected credit loss under CECL.
Our municipal bond portfolio with a carrying amount of $1.1 billion as of December 31, 2020 is highly rated with an average rating of AA and 100% of the portfolio rated A or better, while 99% have stand-alone ratings of A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 62% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management reviews the credit profile of each issuer on a quarterly basis.
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
For the year-to-date period ending December 31, 2020, we had a provision expense of $0.004 million, with no charge-offs or recoveries. The ACL on the HTM portfolio as of December 31, 2020 was $0.04 million. No other securities portfolios had an ACL. At December 31, 2020, there were no securities that were past due or on non-accrual.

NOTE 4.     OTHER SECURITIES
Following is a summary of non-marketable equity securities:
TABLE 4.1

December 31	2020	2019
(in millions)
Federal Home Loan Bank stock	$154	$256
Federal Reserve Bank stock	124	123
Other non-marketable equity securities	—	1
Total non-marketable equity securities	$278	$380
We are a member of the FHLB of Pittsburgh and the FRB of Cleveland. Both institutions require members to purchase and hold a specified minimum level of stock based upon their membership, level of borrowings, collateral balances or participation in other programs. The FHLB and FRB stock is restricted in that they can only be sold back to the respective institutions. These non-marketable equity securities are included in other assets on the Consolidated Balance Sheets. The investments are carried at cost and evaluated for impairment periodically based on the ultimate recoverability of the par value. We determined there was no impairment at December 31, 2020 and 2019.

NOTE 5.     LOANS AND LEASES
The loan and lease portfolio categories were generally unchanged with the CECL adoption. Accrued interest receivable on loans and leases, which totaled $62.9 million at December 31, 2020, is excluded from the estimate of credit losses and recorded separately in other assets in the Consolidated Balance Sheets for both periods and not included in the tables below. Upon adoption of CECL, PCD assets were adjusted to reflect the addition of a $50.3 million ACL and a remaining noncredit discount of $110.0 million included in the amortized cost. At December 31, 2020, the remaining noncredit discount was $50.9 million.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

December 31	2020	2019
(in millions)
Commercial real estate	$9,731	$8,960
Commercial and industrial	7,214	5,308
Commercial leases	485	432
Other	40	21
Total commercial loans and leases	17,470	14,721
Direct installment	2,020	1,821
Residential mortgages	3,433	3,374
Indirect installment	1,218	1,922
Consumer lines of credit	1,318	1,451
Total consumer loans	7,989	8,568
Total loans and leases, net of unearned income	$25,459	$23,289
The loans and leases portfolio categories are comprised of the following types of loans, where in each case the LGD is dependent on the nature and value of the respective collateral:
•Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties where operational cash flows on owner-occupied properties or rents received by our borrowers from their tenant(s) on both a property and global basis are the primary default risk drivers, including rents paid by stand-alone business customers for owner-occupied properties;
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers. PPP loans are included in the commercial and industrial category and comprise $2.2 billion of this category's outstanding balance at December 31, 2020. The PPP loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans;
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
The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market in seven states and the District of Columbia. Our primary market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. During the fourth quarter of 2020, we sold $0.5 billion of indirect installment loans that were previously transferred to loans held for sale.
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

December 31	2020	2019
(dollars in millions)
Commercial real estate:
Percent owner-occupied	28.1%	30.6%
Percent non-owner-occupied	71.9	69.4
We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection.
Following is a summary of the activity for these related-party loans during 2020:
TABLE 5.3

(in millions)
Balance at beginning of period	$7
New loans	2
Repayments	(2)
Balance at end of period	$7
Credit Quality
Management monitors the credit quality of our loan portfolio using several performance measures based on payment activity and borrower performance. We use an internal risk rating assigned to a commercial loan or lease, summarized below.
TABLE 5.4

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
The use of these internally assigned credit quality categories within the commercial loan and lease portfolio permits management’s use of transition matrices to establish the basis for the R&S forecast portion of the credit risk. Our internal credit risk grading system is based on past experiences with similarly graded loans and leases and conforms to regulatory categories. In general, loan and lease risk ratings within each category are reviewed on an ongoing basis according to our policy for each class of loans and leases. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan and lease portfolio. Loans and leases within the

Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans and leases that migrate toward the Substandard or Doubtful credit categories. Accordingly, management applies higher risk factors to Substandard and Doubtful credit categories.

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 5.5

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,879	$1,854	$1,135	$927	$888	$1,911	$163	$8,757
Special Mention	9	30	80	158	70	163	4	514
Substandard	4	32	29	81	116	192	6	460
Total commercial real estate	1,892	1,916	1,244	1,166	1,074	2,266	173	9,731
Commercial and Industrial:
Risk Rating:
Pass	3,286	1,007	590	304	120	311	1,095	6,713
Special Mention	30	23	13	28	10	35	79	218
Substandard	8	26	65	44	6	37	97	283
Total commercial and industrial	3,324	1,056	668	376	136	383	1,271	7,214
Commercial Leases:
Risk Rating:
Pass	178	134	83	56	5	3	—	459
Special Mention	1	1	4	4	1	2	—	13
Substandard	7	2	2	1	1	—	—	13
Total commercial leases	186	137	89	61	7	5	—	485
Other Commercial:
Risk Rating:
Pass	—	—	—	—	—	4	35	39
Substandard	—	—	—	—	—	1	—	1
Total other commercial	—	—	—	—	—	5	35	40
Total commercial	5,402	3,109	2,001	1,603	1,217	2,659	1,479	17,470

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	706	337	200	143	171	442	1	2,000
Past due	—	1	2	1	2	14	—	20
Total direct installment	706	338	202	144	173	456	1	2,020
Residential Mortgages:
Current	1,079	707	283	378	330	603	1	3,381
Past due	1	5	7	4	6	29	—	52
Total residential mortgages	1,080	712	290	382	336	632	1	3,433
Indirect Installment:
Current	372	260	332	147	67	27	—	1,205
Past due	1	3	4	2	2	1	—	13
Total indirect installment	373	263	336	149	69	28	—	1,218
Consumer Lines of Credit:
Current	4	7	8	3	5	127	1,146	1,300
Past due	—	—	—	—	—	15	3	18
Total consumer lines of credit	4	7	8	3	5	142	1,149	1,318
Total consumer	2,163	1,320	836	678	583	1,258	1,151	7,989
Total loans and leases	$7,565	$4,429	$2,837	$2,281	$1,800	$3,917	$2,630	$25,459
We use delinquency transition matrices within the consumer and other loan classes to establish the basis for the R&S forecast portion of the credit risk. Each month, management analyzes payment and volume activity, FICO scores and Debt-to-Income (DTI) scores and other external factors such as unemployment, to determine how consumer loans are performing.

The following tables present the December 31, 2019 summary of our commercial loans and leases by credit quality category segregated by loans and leases originated and loans acquired, prior to the adoption of CECL:
TABLE 5.6

	Commercial Loan and Lease Credit Quality Categories
(in millions)	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans and Leases
December 31, 2019
Commercial real estate	$6,821	$171	$121	$1	$7,114
Commercial and industrial	4,768	149	144	2	5,063
Commercial leases	423	3	6	—	432
Other	20	—	1	—	21
Total originated commercial loans and leases	$12,032	$323	$272	$3	$12,630
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$1,603	$116	$127	$—	$1,846
Commercial and industrial	201	19	25	—	245
Total commercial loans acquired in a business combination	$1,804	$135	$152	$—	$2,091
Following is a table showing the December 31, 2019 consumer loans by payment status:
TABLE 5.7

	Consumer Loan Credit Quality by Payment Status
(in millions)	Performing	Non-Performing	Total
Originated Loans
December 31, 2019
Direct installment	$1,745	$13	$1,758
Residential mortgages	2,978	17	2,995
Indirect installment	1,919	3	1,922
Consumer lines of credit	1,086	6	1,092
Total originated consumer loans	$7,728	$39	$7,767
Loans Acquired in a Business Combination
December 31, 2019
Direct installment	$63	$—	$63
Residential mortgages	379	—	379
Consumer lines of credit	358	1	359
Total consumer loans acquired in a business combination	$800	$1	$801

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 5.8

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
Loans and Leases
December 31, 2020
Commercial real estate	$13	$—	$85	$98	$9,633	$9,731	$36
Commercial and industrial	8	—	44	52	7,162	7,214	16
Commercial leases	2	—	2	4	481	485	—
Other	—	—	1	1	39	40	—
Total commercial loans and leases	23	—	132	155	17,315	17,470	52
Direct installment	7	2	11	20	2,000	2,020	—
Residential mortgages	23	11	18	52	3,381	3,433	—
Indirect installment	10	1	2	13	1,205	1,218	—
Consumer lines of credit	9	2	7	18	1,300	1,318	—
Total consumer loans	49	16	38	103	7,886	7,989	—
Total loans and leases	$72	$16	$170	$258	$25,201	$25,459	$52

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases
Originated Loans and Leases
December 31, 2019
Commercial real estate	$10	$—	$26	$36	$7,078	$7,114
Commercial and industrial	9	—	28	37	5,026	5,063
Commercial leases	5	—	1	6	426	432
Other	—	—	1	1	20	21
Total commercial loans and leases	24	—	56	80	12,550	12,630
Direct installment	7	1	7	15	1,743	1,758
Residential mortgages	12	2	8	22	2,973	2,995
Indirect installment	15	1	3	19	1,903	1,922
Consumer lines of credit	5	1	3	9	1,083	1,092
Total consumer loans	39	5	21	65	7,702	7,767
Total originated loans and leases	$63	$5	$77	$145	$20,252	$20,397

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1) (2)	Current	(Discount)/ Premium	Total Loans
Loans Acquired in a Business Combination
December 31, 2019
Commercial real estate	$12	$28	$3	$43	$1,942	$(139)	$1,846
Commercial and industrial	2	3	—	5	259	(19)	245
Total commercial loans	14	31	3	48	2,201	(158)	2,091
Direct installment	3	—	—	3	60	—	63
Residential mortgages	8	4	—	12	382	(15)	379
Consumer lines of credit	7	2	1	10	357	(8)	359
Total consumer loans	18	6	1	25	799	(23)	801
Total loans acquired in a business combination	$32	$37	$4	$73	$3,000	$(181)	$2,892
(1)Prior to the adoption of CECL on January 1, 2020, loans acquired in a business combination were considered performing upon acquisition, regardless of whether the customer was contractually delinquent, if we could reasonably estimate the timing and amount of expected cash flows on such loans. In these instances, we did not consider acquired contractually delinquent loans to be non-accrual or non-performing and continued to recognize interest income on these loans using the accretion method. After the adoption of CECL on January 1, 2020 loans acquired in a business combination are considered non-accrual or non-performing when, due to credit deterioration or other factors, we determine we are no longer able to reasonably estimate the timing and amount of expected cash flows on such loans. We do not recognize interest income on loans acquired in a business combination considered non-accrual or non-performing.
(2) Past due information for loans acquired in a business combination is based on the contractual balance outstanding at December 31, 2019.
Following is a summary of non-performing assets:
TABLE 5.9

December 31	2020	2019
(dollars in millions)
Non-accrual loans	$170	$81
Troubled debt restructurings	—	22
Total non-performing loans	170	103
Other real estate owned	10	26
Total non-performing assets	$180	$129
Asset quality ratios:
Non-performing loans / total loans and leases	0.67%	0.44%
Non-performing loans assets + 90 days past due + OREO / total loans and leases + OREO	0.77	0.73
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $2.5 million at December 31, 2020 and $3.3 million at December 31, 2019. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at December 31, 2020 and December 31, 2019 totaled $8.2 million and $9.2 million, respectively. During 2020, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans, under the CARES Act, to all residential mortgage loan customers.
Approximately $91.4 million of commercial loans are collateral dependent at December 31, 2020. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Troubled Debt Restructurings
TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Consistent with the CARES Act and interagency bank regulatory guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. As of December 31, 2020, we had $397 million in loans that have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic. Also, consistent with the CARES Act and the interagency bank regulatory guidelines, such modifications are not included in our TDR totals.
Following is a summary of the composition of total TDRs:
TABLE 5.10

December 31	2020	2019
(in millions)
Accruing	$58	$41
Non-accrual	33	15
Total TDRs	$91	$56
TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During 2020, we returned to accruing status $7.7 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $2.8 million at December 31, 2020, compared to less than $0.5 million at December 31, 2019, and pooled reserves for individual loans of $2.5 million and $0.8 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $4.1 million for both December 31, 2020 and 2019. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 5.11

Year Ended December 31	2020			2019
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	30	$18	$8	20	$5	$5
Commercial and industrial	19	2	1	23	5	3
Other	1	—	—	—	—	—
Total commercial loans	50	20	9	43	10	8
Direct installment	68	4	4	65	3	3
Residential mortgages	24	3	3	18	3	3
Consumer lines of credit	45	2	1	27	2	1
Total consumer loans	137	9	8	110	8	7
Total	187	$29	$17	153	$18	$15
The items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 5.12

Year Ended December 31	2020
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial real estate	8	$3
Commercial and industrial	2	—
Total commercial loans	10	3
Direct installment	12	—
Residential mortgages	4	—
Consumer lines of credit	4	—
Total consumer loans	20	—
Total	30	$3

Following is a summary of originated TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold.

TABLE 5.13

Year Ended December 31	2019
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial real estate	5	$1
Commercial and industrial	1	—
Total commercial loans	6	1
Direct installment	5	—
Residential mortgages	2	—
Consumer lines of credit	1	—
Total consumer loans	8	—
Total	14	$1

Loans Acquired in a Business Combination
Prior to January 1, 2020, all loans acquired in a business combination were initially recorded at fair value at the acquisition date with no associated ACL. Refer to the Loans Acquired in a Business Combination section in Note 1 to the Consolidated Financial Statements.
NOTE 6.    ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
Beginning January 1, 2020, the former incurred loss method was replaced with the CECL method to calculate estimated loan loss. The ACL addresses credit losses expected in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the Consolidated Balance Sheets. Loan and lease losses are charged off against the ACL, with recoveries of amounts previously charged off credited to the ACL. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the appropriate level of the ACL. Included in Table 6.1 is the impact to the ACL from our CECL (ASC 326) adoption on January 1, 2020. All prior periods are presented using the incurred loss method which was the accounting method in place at the time of the respective financial statements.

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial ACL on PCD Loans	Balance at End of Year
Year Ended December 31, 2020
Commercial real estate	$60	$(31)	$7	$(24)	$67	$38	$40	$181
Commercial and industrial	53	(32)	7	(25)	41	8	4	81
Commercial leases	11	(1)	—	(1)	7	—	—	17
Other	9	(4)	1	(3)	4	(9)	—	1
Total commercial loans and leases	133	(68)	15	(53)	119	37	44	280
Direct installment	13	(1)	1	—	2	10	1	26
Residential mortgages	22	(2)	1	(1)	3	6	4	34
Indirect installment	19	(8)	4	(4)	(6)	2	—	11
Consumer lines of credit	9	(2)	—	(2)	4	—	1	12
Total consumer loans	63	(13)	6	(7)	3	18	6	83
Total allowance for credit losses on loans and leases	$196	$(81)	$21	$(60)	$122	$55	$50	$363
Allowance for unfunded loan commitments	3	—	—	—	1	10	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$199	$(81)	$21	$(60)	$123	$65	$50	$377

Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

Year Ended December 31	2020
(in millions)
Balance at beginning of period	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	1
Consumer portfolio	—
ASC 326 adoption impact:
Commercial portfolio	8
Consumer portfolio	2
Balance at end of period	$14

This expected loss model takes into consideration the expected credit losses over the expected life of the loan compared to the incurred loss model under the prior standard. At the time of CECL adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCI loan balances and the ACL of $50 million. Included in the CECL adoption impact was a Day 1 increase to our AULC of $10 million.
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

COVID-19 Impacts on the ACL

Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario through September 30, 2020 for ACL modeling purposes. For December 31, 2020, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. This scenario captures forecasted macroeconomic variables as of mid-December to ensure our ACL calculation considers the most recently available macroeconomic data in a quickly evolving environment at quarter-end. Macroeconomic variables that we utilized from this scenario for our ACL calculation as of December 31, 2020 included but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S.
The ACL of $363.1 million at December 31, 2020 increased $167.2 million, or 85.4%, from December 31, 2019 and reflects the Day 1 CECL adoption increase to the ACL of $105.3 million on January 1, 2020. The additional increase was primarily attributed to qualitative adjustments such as economic modeling uncertainty given the COVID-related environment and loan deferral activity as prescribed in the CARES Act and by the banking regulators. Our ending ACL coverage ratio at December 31, 2020 was 1.43%. Total provision for credit losses for the year ended December 31, 2020 was $122.8 million. Net charge-offs were $59.8 million during 2020, compared to $28.3 million during 2019, with the increase primarily due to commercial charge-offs within portfolios and industries most impacted by COVID-19 such as retail or hospitality-related commercial real estate. While elevated from 2019, net charge-offs of 24 basis points of average loans for 2020 remained at historically reasonable levels.

Following is a summary of changes in the ACL, by loan and lease class:

TABLE 6.3

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
TABLE 6.4

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

NOTE 7. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

December 31	2020	2019
(in millions)
Mortgage loans sold with servicing retained	$4,653	$4,686
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

Year Ended December 31	2020	2019	2018
(in millions)
Mortgage loans sold with servicing retained	$1,636	$1,381	$1,060
Pretax gains resulting from above loan sales (1)	70	32	19
Mortgage servicing fees (1)	12	11	9
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.

Following is a summary activity relating to MSRs:
TABLE 7.3

Year Ended December 31	2020	2019	2018
(in millions)
Balance at beginning of period	$42.6	$36.8	$29.1
Additions	16.0	14.3	12.5
Payoffs and curtailments	(14.8)	(5.0)	(1.8)
(Impairment) charge / recovery	(5.8)	(1.0)	(0.5)
Amortization	(2.4)	(2.5)	(2.5)
Balance at end of period	$35.6	$42.6	$36.8
Fair value, beginning of period	$45.2	$41.1	$32.4
Fair value, end of period	35.6	45.2	41.1
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

December 31	2020	2019
(dollars in millions)
Weighted average life (months)	66.6	78.9
Constant prepayment rate (annualized)	13.4%	10.6%
Discount rate	9.5%	9.7%
Effect on fair value due to change in interest rates:
+0.25%	$2	$3
+0.50%	4	5
-0.25%	(2)	(3)
-0.50%	(3)	(5)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of MSRs is calculated without changing any other assumptions, while in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change. We had a $7.3 million valuation allowance for MSRs as of December 31, 2020, compared to $1.5 million at December 31, 2019.

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
TABLE 7.5

December 31	2020	2019
(in millions)
SBA loans sold to investors with servicing retained	$217	$225
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 7.6

Year Ended December 31	2020	2019	2018
(in millions)
SBA loans sold with servicing retained	$33	$23	$41
Pretax gains resulting from above loan sales (1)	3	2	4
SBA servicing fees (1)	2	2	3
(1) Recorded in non-interest income.
Following is a summary of the activity in SBA servicing rights:
TABLE 7.7

Year Ended December 31	2020	2019	2018
(in millions)
Balance at beginning of period	$3	$4	$5
Additions	1	—	1
Payoffs, curtailments and amortization	(1)	(1)	(1)
Impairment charge	—	—	(1)
Balance at end of period	$3	$3	$4
Fair value, beginning of period	$3	$4	$5
Fair value, end of period	3	3	4

Following is a summary of key assumptions and the sensitivity of the SBA servicing rights to changes in these assumptions. The declines in fair values were immaterial in the scenarios presented.
TABLE 7.8

December 31	2020	2019
(dollars in millions)
Weighted average life (months)	38	42
Constant prepayment rate	17.8%	16.8%
Discount rate	13.2	16.2
Decline in fair value due to change in interest rates:
1% adverse change	$(0.1)	$(0.1)
2% adverse change	(0.1)	(0.1)
Decline in fair value due to change in constant prepayment rates:
10% adverse change	(0.1)	(0.1)
20% adverse change	(0.1)	(0.3)
We had a valuation allowance for SBA servicing rights as of December 31, 2020 of $1.1 million, compared to $1.2 million at December 31, 2019.
Other Loan Servicing
During the fourth quarter of 2020, we sold $0.5 billion in indirect auto loans with servicing retained. The servicing asset totaled $0.7 million at December 31, 2020.

NOTE 8.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:
TABLE 8.1

December 31	2020	2019
(in millions)
Land	$57	$62
Premises	231	233
Equipment	311	276
	599	571
Accumulated depreciation	(267)	(238)
Total premises and equipment, net	$332	$333
Depreciation expense for premises and equipment is presented in the following table:
TABLE 8.2

December 31	2020	2019	2018
(in millions)
Depreciation expense for premises and equipment	$43	$42	$39

NOTE 9.      GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:
TABLE 9.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Total
Balance at January 1, 2019	$2,231	$8	$16	$2,255
Goodwill (deductions) additions	—	—	7	7
Balance at December 31, 2019	2,231	8	23	2,262
Goodwill (deductions) additions	—	—	—	—
Balance at December 31, 2020	$2,231	$8	$23	$2,262
There were no changes to goodwill during 2020. The addition of goodwill for the Insurance segment in 2019 was the result of the FNIA acquisitions of a Maryland-based insurance agency on December 17, 2018 and a North Carolina-based insurance agency on June 17, 2019.

The following table shows a summary of core deposit intangibles and customer renewal lists:
TABLE 9.2

(in millions)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2020
Gross carrying amount	$197	$18	$215
Accumulated amortization	(149)	(12)	(161)
Net carrying amount	$48	$6	$54
December 31, 2019
Gross carrying amount	$196	$18	$214
Accumulated amortization	(136)	(11)	(147)
Net carrying amount	$60	$7	$67
Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from eight to thirteen years.
The following table summarizes amortization expense recognized:
TABLE 9.3

December 31	2020	2019	2018
(in millions)
Amortization expense	$13	$14	$16

Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2020:
TABLE 9.4

(in millions)
2021	$12
2022	10
2023	10
2024	8
2025	7
Total	$47
Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2020 and 2019 and determined that our intangible assets are not impaired.

NOTE 10.    OPERATING LEASES
We have operating leases primarily for certain branches, office space, land, and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of December 31, 2020, we had operating lease right-of-use assets and operating lease liabilities of $126.7 million and $134.4 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2020, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $18.2 million in right-of-use assets and other liabilities. These operating leases are currently expected to commence in 2021 with lease terms of 16 years.

The components of lease expense were as follows:
TABLE 10.1

	Twelve Months Ended December 31,
(dollars in millions)	2020	2019
Operating lease cost	$27	$27
Short-term lease cost	1	1
Variable lease cost	3	4
Total lease cost	$31	$32
Rental expense totaled $33.2 million for 2018.

Other information related to leases is as follows:
TABLE 10.2

	Twelve Months Ended December 31,
(dollars in millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26	$26
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	20	25
Weighted average remaining lease term (years):
Operating leases	9.45	9.61
Weighted average discount rate:
Operating leases	2.6%	3.0%

Maturities of operating lease liabilities were as follows:
TABLE 10.3

(in millions)	December 31, 2020
2021	$25
2022	21
2023	17
2024	15
2025	12
Later years	64
Total lease payments	154
Less: imputed interest	(20)
Present value of lease liabilities	$134
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

Unconsolidated VIEs

The following tables provide a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at December 31, 2020 and December 31, 2019.
TABLE 11.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2020
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	119	45	119
Other investments	26	8	26
Total	$146	$119	$145
December 31, 2019
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	120	60	120
Other investments	33	10	33
Total	$154	$136	$153
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
Affordable Housing Tax Credit Partnerships
We make equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to support initiatives associated with the CRA while earning a satisfactory return. The activities of these LIHTC partnerships include the development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in communities where we have a banking presence and meet the definition of a VIE; however, we are not the primary beneficiary of the entities, as the general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses beyond our own equity investment. We record our investment in LIHTC partnerships as a component of other assets.

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
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 11.2

December 31	2020	2019
(in millions)
Proportional amortization method investments included in other assets	$71	$55
Equity method investments included in other assets	3	5
Total LIHTC investments included in other assets	$74	$60
Unfunded LIHTC commitments	$45	$60
The following table summarizes the impact of these LIHTC investments on specific line items of our Consolidated Statements of Income:
TABLE 11.3

	Year Ended December 31
(in millions)	2020	2019	2018
Non-interest income:
Amortization of tax credit investments under equity method, net of tax benefit	$1	$1	$2
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$11	$8	$5
Low-income housing tax credits	(12)	(9)	(6)
Other tax benefits related to tax credit investments	(2)	(2)	(1)
Total provision for income taxes	$(3)	$(3)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, and other equity method investments.

NOTE 12.      DEPOSITS
Following is a summary of deposits:
TABLE 12.1

December 31	2020	2019
(in millions)
Non-interest-bearing demand	$9,042	$6,384
Interest-bearing demand	13,157	11,049
Savings	3,261	2,625
Certificates and other time deposits:
Less than $100,000	1,895	2,262
$100,000 through $250,000	1,173	1,494
Greater than $250,000	594	972
Total certificates and other time deposits	3,662	4,728
Total deposits	$29,122	$24,786

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2020:
TABLE 12.2

(in millions)
2021	$2,464
2022	683
2023	236
2024	124
2025	99
Later years	56
Total	$3,662

NOTE 13.      SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:
TABLE 13.1

December 31	2020	2019
(in millions)
Securities sold under repurchase agreements	$403	$278
Federal Home Loan Bank advances	1,280	2,255
Federal funds purchased	—	575
Subordinated notes	121	108
Total short-term borrowings	$1,804	$3,216
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of December 31,

2020 or December 31, 2019. At December 31, 2020, $1.3 billion, or 100.0%, of the short-term FHLB advances were swapped to a fixed rate with maturities in 2021. This compares to $1.5 billion, or 64.5%, as of December 31, 2019.
During the second half of 2020, we terminated hedges related to $225.0 million of higher-rate short-term FHLB borrowings, which resulted in hedge termination costs of $8.9 million reported in other non-interest income on the Consolidated Statements of Income.
The following represents weighted average interest rates on short-term borrowings:
TABLE 13.2

December 31	2020	2019	2018
Year-to-date average	1.53%	2.24%	1.89%
Period-end	1.57	1.76	2.49

NOTE 14.      LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:
TABLE 14.1

December 31	2020	2019
(in millions)
Federal Home Loan Bank advances	$400	$935
Senior notes	299	—
Subordinated notes	81	90
Junior subordinated debt	66	66
Other subordinated debt	249	249
Total long-term borrowings	$1,095	$1,340
Scheduled annual maturities for the long-term borrowings for the years following December 31, 2020 are as follows:
TABLE 14.2

(in millions)
2021	$427
2022	16
2023	334
2024	1
2025	104
Later years	213
Total	$1,095
Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $8.3 billion, of which $1.7 billion was utilized as of December 31, 2020. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.30% to 0.34% for the year ended December 31, 2020 and 1.62% to 2.71% for the year ended December 31, 2019.
During the second half of 2020, we reduced higher-rate outstanding long-term FHLB borrowings by $490.0 million, which resulted in a loss on early debt extinguishment of $16.7 million reported in other non-interest income on the Consolidated Statements of Income.

Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2029. At December 31, 2020, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rate on the subordinated notes are presented in the following table:
TABLE 14.3

December 31	2020	2019	2018
Subordinated notes weighted average interest rate	3.23%	3.33%	3.08%
Junior subordinated debt
The junior subordinated debt is comprised of the debt securities issued by FNB in relation to our three unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated VIEs and are included on the Consolidated Balance Sheets in long-term borrowings. One hundred percent of the common equity of each Trust is owned by FNB. The Trusts were formed for the purpose of issuing FNB-obligated mandatorily redeemable capital securities, or TPS to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by FNB, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our Financial Statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by us on the junior subordinated debt held by the Trusts. F.N.B. Statutory Trust II was formed by us, and the other two statutory trusts were assumed through acquisitions. The acquired statutory trusts were adjusted to fair value in conjunction with the various acquisitions.
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
The following table provides information relating to the Trusts as of December 31, 2020:
TABLE 14.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	1.87%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	1.54%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	1.70%	LIBOR + 146 bps
Total	$72	$3	$66
During the first half of 2019, we redeemed $44.0 million of TPS that we previously assumed through various acquisitions.
Other senior and subordinated debt
During the first quarter of 2020, we completed a debt offering in which we issued $300 million aggregate principal amount of senior notes due in 2023. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $297.9 million. These proceeds were used for general corporate purposes, which included investments at the holding company level, capital to support the growth of FNBPA, repurchase of our common shares and refinancing of outstanding indebtedness.

The following table provides information relating to our senior debt and other subordinated debt as of December 31, 2020. These debt issuances are fixed-rate, with the exception of the debt offering in 2019, which is fixed-to-floating rate after February 14, 2024, at which time the floating rate will be LIBOR plus 240 basis points, or an alternative rate that may replace LIBOR, as specified in the prospectus for this offering. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 14.5

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (2)	Carrying Value	Stated Maturity Date	Interest Rate
2.20% Senior Notes due February 24, 2023	$300	$298	$299	2/24/2023	2.20%
4.95% Fixed-To-Floating Rate Subordinated Notes due 2029	120	118	119	2/14/2029	4.95%
4.875% Subordinated Notes due 2025	100	98	99	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (1)	38	46	31	8/12/2023	7.625%
Total	$558	$560	$548
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
NOTE 15.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
All derivatives are carried on the Consolidated Balance Sheets at fair value and do not take into account the effects of master netting arrangements we have with other financial institutions. Credit risk is included in the determination of the estimated fair value of derivatives. Derivative assets are reported in the Consolidated Balance Sheets in other assets and derivative liabilities are reported in other liabilities. Changes in fair value are recognized in earnings except for certain changes related to derivative instruments designated as part of a cash flow hedging relationship.

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 15.1

December 31	2020			2019
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in millions)		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,430	$3	$—	$1,655	$1	$—
Interest rate swaps – not designated	4,791	—	37	3,640	—	23
Total subject to master netting arrangements	6,221	3	37	5,295	1	23
Not subject to master netting arrangements:
Interest rate swaps – not designated	4,791	349	—	3,640	149	1
Interest rate lock commitments – not designated	531	24	—	163	3	—
Forward delivery commitments – not designated	500	—	2	195	1	1
Credit risk contracts – not designated	437	—	1	265	—	—
Total not subject to master netting arrangements	6,259	373	3	4,263	153	2
Total	$12,480	$376	$40	$9,558	$154	$25
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
We adopted RRR on October 1, 2020, and the guidance will be followed until the Update terminates on December 31, 2022. As of October 16, 2020, we changed our valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash migration from overnight index swap (OIS) to SOFR for U.S. dollar cleared interest rate swaps to better reflect prices obtainable in the markets in which we transact. Certain of these valuation methodology changes were applied to eligible hedging relationships. Accordingly, we have updated our hedge documentation to reflect the election of certain expedients and exceptions related to our cash flow hedging programs. The change in valuation methodology was applied prospectively as a change in accounting estimate and did not have a material impact on our consolidated financial position or results of operations.
Derivatives Designated as Hedging Instruments under GAAP
Interest Rate Contracts. We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and certain of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges, hedging the exposure to variability in expected future cash flows. The derivative’s gain or loss, including any ineffectiveness, is initially reported as a component of OCI and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. Prior to 2019, any ineffective portion of the gain or loss was reported in earnings immediately.

The following table shows amounts reclassified from AOCI:
TABLE 15.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(in millions)	2020	2019	2018		2020	2019	2018
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(51)	$(22)	$(3)	Interest income (expense)	$(14)	$2	$2
				Other income	(9)	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 15.3

	Year Ended December 31,
	2020		2019		2018
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$990	$38	$1,085	$80	$1,022	$75
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income (1)	(7)	(16)	(1)	3	(1)	3
Amount of gain (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—
(1) For 2020, the amount of loss reclassified from AOCI into net income relating to interest income on loans and leases included an $8.9 million loss reflected in other non-interest income.
As of December 31, 2020, the maximum length of time over which forecasted interest cash flows are hedged is 3.9 years. In the twelve months that follow December 31, 2020, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $18.8 million ($14.7 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2020. During the third quarter of 2020, we voluntarily terminated $225.0 million of interest rate contracts associated with cash flow hedge programs to take advantage of strong deposit growth and reduce higher-cost debt.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the years ended December 31, 2020 and 2019, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Interest Rate Lock Commitments. IRLCs an agreement to extend credit to a mortgage loan borrower, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. We are bound to fund the loan at a specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date, subject to the loan approval process. The borrower is not obligated to perform under the commitment. As such, outstanding IRLCs subject us to interest rate risk and related price risk during the period from the commitment to the borrower through the loan funding date, or commitment expiration. The IRLCs generally range between 30 to 270 days. The IRLCs are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as mortgage banking operations non-interest income.
Forward Delivery Commitments. Forward delivery commitments on mortgage-backed securities are used to manage the interest rate and price risk of our IRLCs and mortgage loan held for sale inventory by fixing the forward sale price that will be realized upon sale of the mortgage loans into the secondary market. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. The forward delivery contracts are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as mortgage banking operations non-interest income.
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
Risk participation agreements sold with notional amounts totaling $294.4 million as of December 31, 2020 have remaining terms ranging from one month to twenty years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.6 million and $0.3 million at December 31, 2020 and 2019, respectively. The fair values of risk participation agreements purchased and sold were $0.2 million and $0.6 million, respectively, at December 31, 2020 and $0.1 million and $0.3 million, respectively, at December 31, 2019.

The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 15.4

		Year Ended December 31,
(in millions)	Consolidated Statements of Income Location	2020	2019	2018
Interest rate swaps	Non-interest income - other	$—	$—	$1
Interest rate lock commitments	Mortgage banking operations	—	—	—
Forward delivery contracts	Mortgage banking operations	(2)	(1)	1
Credit risk contracts	Non-interest income - other	—	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.3 million and $0.1 million as of December 31, 2020 and 2019, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 15.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
December 31, 2020
Derivative Assets
Interest rate contracts:
Designated	$3	$—	$3	$—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$37	$—	$37	$—
Total	$37	$—	$37	$—

December 31, 2019
Derivative Assets
Interest rate contracts:
Designated	$1	$1	$—	$—
Total	$1	$1	$—	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$23	$23	$—	$—
Total	$23	$23	$—	$—
NOTE 16.    COMMITMENTS, CREDIT RISK AND CONTINGENCIES
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
Following is a summary of off-balance sheet credit risk information:
TABLE 16.1

December 31	2020	2019
(in millions)
Commitments to extend credit	$9,285	$8,089
Standby letters of credit	158	150
At December 31, 2020, funding of 75.2% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets was $13.7 million at December 31, 2020.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Notes 13 and 14.
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

NOTE 17.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 2,004,895 and 1,182,197 restricted stock units during 2020 and 2019, respectively, including 571,932 and 353,656 performance-based restricted stock units during those same periods, respectively. As of December 31, 2020, we had available up to 5,504,721 shares of common stock to issue under this Plan, which includes 4,640,000 additional shares registered during the third quarter of 2020.

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 17.1

	2020		2019		2018
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of year	2,858,357	$12.56	2,556,174	$13.51	1,975,862	$13.64
Granted	2,004,895	6.95	1,182,197	10.94	962,799	13.21
Net adjustment due to performance	47,290	13.00	—	—	—	—
Vested	(613,581)	14.41	(655,208)	13.15	(258,031)	13.19
Forfeited/expired	(203,058)	12.54	(332,814)	12.72	(214,743)	13.39
Dividend reinvestment	228,212	8.14	108,008	11.84	90,287	12.61
Unvested units outstanding at end of year	4,322,115	9.46	2,858,357	12.56	2,556,174	13.51
The following table provides certain information related to restricted stock units:
TABLE 17.2

Year Ended December 31	2020	2019	2018
(in millions)
Stock-based compensation expense	$16	$12	$10
Tax benefit related to stock-based compensation expense	3	2	2
Fair value of units vested	5	7	3
As of December 31, 2020, there was $11.0 million of unrecognized compensation cost related to unvested restricted stock units including $0.6 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement. Stock-based compensation expense increased $5.0 million, or 44%, compared to 2019 as we made a change to long-term stock-based compensation retirement vesting that resulted in accelerated grant date expense recognition for certain 2020 awards, with full expense recognition on grant date instead of recognizing the same expense amount over a 36-month vesting period. These awards are not released until the three-year service period is complete or the specified performance criteria is met over the three-year period.
The components of the restricted stock units as of December 31, 2020 are as follows:
TABLE 17.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,983,059	1,339,056	4,322,115
Unrecognized compensation expense	$9	$2	$11
Intrinsic value	$28	$13	$41
Weighted average remaining life (in years)	1.72	1.16	1.54

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 17.4

	2020	Weighted Average Exercise Price per Share	2019	Weighted Average Exercise Price per Share	2018	Weighted Average Exercise Price per Share
Options outstanding at beginning of year	246,084	$8.14	458,354	$7.99	722,650	$7.96
Exercised	(33,945)	5.74	(183,566)	7.86	(253,899)	7.77
Forfeited/expired	(16,053)	7.38	(28,704)	7.65	(10,397)	11.98
Options outstanding and exercisable at end of year	196,086	8.61	246,084	8.14	458,354	7.99
The following table summarizes information about stock options outstanding at December 31, 2020:
TABLE 17.5

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.57 - $5.36	26,216	0.72	$4.93
$5.37 - $8.05	39,667	2.12	6.91
$8.06 - $11.37	130,203	3.80	9.87
	196,086
The intrinsic value of outstanding and exercisable stock options at December 31, 2020 was $0.3 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

Warrants
As of December 31, 2020, there were no longer any outstanding warrants. The warrants that were previously issued have been exercised or expired in 2018 and 2019.
NOTE 18.    RETIREMENT PLANS
We sponsor the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan that has been frozen. The RIP covered employees who satisfied minimum age and length of service requirements. Although not required, during 2020, we made a $5.0 million contribution to the RIP.
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
The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the Consolidated Balance Sheets for the qualified and non-qualified plans described above (collectively, the Plans):
TABLE 18.1

December 31	2020			2019
	Qualified	Non-Qualified	Total	Qualified	Non-Qualified	Total
(in millions)
Accumulated benefit obligation	$167	$20	$187	$156	$19	$175
Projected benefit obligation at beginning of year	$156	$19	$175	$145	$18	$163
Interest cost	5	1	6	6	1	7
Actuarial loss (gain)	15	2	17	15	2	17
Benefits paid	(9)	(2)	(11)	(10)	(2)	(12)
Projected benefit obligation at end of year	$167	$20	$187	$156	$19	$175
Fair value of plan assets at beginning of year	$173	$—	$173	$150	$—	$150
Actual return on plan assets	20	—	20	28	—	28
Corporation contribution	5	2	7	5	2	7
Benefits paid	(9)	(2)	(11)	(10)	(2)	(12)
Fair value of plan assets at end of year	$189	$—	$189	$173	$—	$173
Funded status of plans	$22	$(20)	$2	$17	$(19)	$(2)
The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:
TABLE 18.2

Assumptions at December 31	2020	2019
Weighted average discount rate	2.31%	3.17%
Rates of average increase in compensation levels	3.50	3.50
The discount rate assumption at December 31, 2020 and 2019 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and OCI for the Plans included the following components:
TABLE 18.3

Year Ended December 31	2020	2019	2018
(in millions)
Interest cost	$6	$7	$6
Expected return on plan assets	(13)	(11)	(11)
Actuarial loss amortization	3	2	2
Total pension income	(4)	(2)	(3)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	10	1	6
Amortization of actuarial loss	(3)	(2)	(2)
Total amount recognized in other comprehensive income	7	(1)	4
Total amount recognized in net periodic benefit cost and other comprehensive income	$3	$(3)	$1
The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:
TABLE 18.4

Assumptions for the Year Ended December 31	2020	2019	2018
Weighted average discount rate	3.17%	4.16%	4.19%
Rates of increase in compensation levels	3.50	3.50	3.50
Expected long-term rate of return on assets	7.25	7.25	7.25
The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes. The expected long-term rate of return on plan assets was reduced to 6.75% effective January 1, 2021.
The change in plan assets reflects benefits paid from the qualified pension plans of $10.0 million and $10.0 million for 2020 and 2019, respectively. We made contributions to the RIP of $5.0 million, $5.0 million and $4.0 million during 2020, 2019 and 2018, respectively . For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $1.5 million for 2020 and $1.5 million for 2019.
The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2020:
TABLE 18.5

(in millions)
Expected employer contributions:	2021	$1
Expected benefit payments:	2021	10
	2022	10
	2023	11
	2024	11
	2025	11
	2026 – 2030	52
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
TABLE 18.6

Year Ended December 31	2020	2019	2018
(in millions)
401(k) contribution expense	$17	$15	$15
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
The following table presents asset allocations for our pension plans as of December 31, 2020 and 2019, and the target allocation for 2021, by asset category:
TABLE 18.7

	Target Allocation	Percentage of Plan Assets
December 31	2021	2020	2019
Asset Category
Equity securities	45 - 65	63%	60%
Debt securities	30 - 50	36	37
Cash equivalents	0 - 10	1	3
At December 31, 2020 and 2019, equity securities included 450,000 and 469,000 shares, respectively, of our common stock, representing 2.1% and 3.5% of total plan assets at December 31, 2020 and 2019, respectively. Dividends received on our common stock held by the Plan were $0.2 million for both 2020 and 2019.

The fair values of our pension plan assets by asset category are as follows:
TABLE 18.8

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Asset Class
Cash	$2	$—	$—	$2
Equity securities:
F.N.B. Corporation	4	—	—	4
Other large-cap U.S. financial services companies	3	—	—	3
Other large-cap U.S. companies	60	—	—	60
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	—	—	—	—
U.S. small-cap equity index funds	5	—	—	5
U.S. mid-cap equity index funds	6	—	—	6
Non-U.S. equities growth fund	16	—	—	16
U.S. equity funds:
U.S. mid-cap	13	—	—	13
U.S. small-cap	5	—	—	5
Other	5	—	—	5
Fixed income securities:
U.S. government agencies	—	45	—	45
Corporate bonds	—	—	—	—
Fixed income mutual funds:
U.S. investment-grade fixed income securities	24	—	—	24
Total	$144	$45	$—	$189

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2019
Asset Class
Cash	$5	$—	$—	$5
Equity securities:
F.N.B. Corporation	6	—	—	6
Other large-cap U.S. financial services companies	4	—	—	4
Other large-cap U.S. companies	54	—	—	54
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	1	—	—	1
U.S. small-cap equity index funds	3	—	—	3
U.S. mid-cap equity index funds	5	—	—	5
Non-U.S. equities growth fund	9	—	—	9
U.S. equity funds:
U.S. mid-cap	12	—	—	12
U.S. small-cap	4	—	—	4
Other	5	—	—	5
Fixed income securities:
U.S. government agencies	—	51	—	51
Corporate bonds	—	1	—	1
Fixed income mutual funds:
U.S. investment-grade fixed income securities	12	—	—	12
Total	$121	$52	$—	$173
The classifications for Level 1, Level 2 and Level 3 are discussed in Note 25, “Fair Value Measurements.”

NOTE 19.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense consist of the following:
TABLE 19.1

Year Ended December 31	2020	2019	2018
(in millions)
Current income taxes:
Federal taxes	$71	$47	$41
State taxes	5	4	6
Total current income taxes	76	51	47
Deferred income taxes:
Federal taxes	(20)	30	32
State taxes	1	3	—
Total deferred income taxes	(19)	33	32
Total income taxes	$57	$84	$79
The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:
TABLE 19.2

Year Ended December 31	2020	2019	2018
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.6	1.1	1.1
Tax-exempt interest	(2.8)	(2.2)	(2.1)
Cash surrender value on BOLI	(0.8)	(0.5)	(0.5)
Tax credits	(6.3)	(4.2)	(2.8)
Affordable housing cost amortization, net of tax benefits	2.5	1.4	0.7
Tax Cuts and Jobs Act revaluation of net deferred tax assets	—	—	(0.4)
Other items	1.5	1.1	0.6
Effective tax rate	16.7%	17.7%	17.6%
The effective tax rates in 2020, 2019 and 2018, respectively, were lower than the 21% statutory federal tax rate primarily due to the tax benefits resulting from renewable energy investment and historic tax credits, tax-exempt income on investments and loans and income from BOLI. For the years ended December 31, 2020, 2019 and 2018, we recognized net investment tax credits of $8.3 million, $7.9 million and $6.5 million, respectively, using the flow-through method of accounting for income tax credits.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. DTAs and DTLs are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The following table presents the tax effects of significant temporary differences that give rise to federal and state DTAs and DTLs:
TABLE 19.3

December 31	2020	2019
(in millions)
Deferred tax assets:
Allowance for credit losses	$80	$43
Discounts on loans acquired in a business combination	16	41
Net operating loss/tax credit carryforwards	38	38
Deferred compensation	12	11
Securities impairments	1	1
Pension and other defined benefit plans	2	3
Lease liability	30	29
Net unrealized securities losses	—	2
Other	14	8
Total	193	176
Valuation allowance	(33)	(28)
Total deferred tax assets	160	148
Deferred tax liabilities:
Loan costs	(6)	(15)
Depreciation	(12)	(19)
Prepaid expenses	(1)	(1)
Amortizable intangibles	(13)	(15)
Lease financing	(32)	(35)
Mortgage servicing rights	(8)	(9)
Lease ROU asset	(28)	(27)
Net unrealized securities gains	(7)	—
Other	(2)	(2)
Total deferred tax liabilities	(109)	(123)
Net deferred tax assets	$51	$25
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the DTAs or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable DTAs. As of December 31, 2020, the valuation allowance of $32.6 million primarily includes unused federal and state net operating loss carryforwards expiring from 2021 to 2040 and $3.3 million of state tax credit carryforwards. We anticipate that neither the state net operating loss and state tax credit carryforwards nor the other net DTAs at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the DTAs related to these items.
As of December 31, 2020, we had approximately $22.0 million of federal net operating loss and built-in loss carryforwards and $3.5 million of state tax credit carryforwards, net of valuation allowances. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2036. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no additional valuation allowance against the recorded DTA is warranted.
Uncertain Tax Positions

We account for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2020 and 2019, we have approximately $2.0 million and $1.6 million, respectively, of unrecognized tax benefits related to uncertain tax positions. As of December 31, 2020, $1.8 million of these tax benefits would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2017. With limited exception, we are no longer subject to state income tax examinations for years prior to 2017. We anticipate that a reduction in the unrecognized tax benefit of up to $0.07 million may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

NOTE 20.      OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 20.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2020
Balance at beginning of period	$11	$(18)	$(58)	$(65)
Other comprehensive (loss) income before reclassifications	54	(40)	(6)	8
Amounts reclassified from AOCI	—	18	—	18
Net current period other comprehensive (loss) income	54	(22)	(6)	26
Balance at end of period	$65	$(40)	$(64)	$(39)
The amounts reclassified from AOCI related to debt securities AFS are included in net securities gains on the Consolidated Statements of Income, while the amounts reclassified from AOCI related to derivative instruments in cash flow hedge programs are generally included in interest income on loans and leases on the Consolidated Statements of Income. However, due to the voluntary termination of a few cash flow hedges in 2020, a portion of the amount reclassified from AOCI is included in non-interest income on the Consolidated Statements of Income.
The tax (benefit) expense amounts reclassified from AOCI in connection with the debt securities AFS and derivative instruments reclassifications are included in income taxes on the Consolidated Statements of Income.

NOTE 21.      EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 21.1

Year Ended December 31	2020	2019	2018
(dollars in millions, except per share data)
Net income	$286	$387	$373
Less: Preferred stock dividends	8	8	8
Net income available to common stockholders	$278	$379	$365
Basic weighted average common shares outstanding	323,368,639	324,938,720	324,207,198
Net effect of dilutive stock options, warrants and restricted stock	2,119,325	1,122,418	1,416,405
Diluted weighted average common shares outstanding	325,487,964	326,061,138	325,623,603
Earnings per common share:
Basic	$0.86	$1.17	$1.13
Diluted	$0.85	$1.16	$1.12
The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 21.2

Year Ended December 31	2020	2019	2018
Average shares excluded from the diluted earnings per common share calculation	22,375	—	81

NOTE 22.      REGULATORY MATTERS
FNB and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require FNB and FNBPA to maintain minimum amounts and ratios of total, tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements could lead to initiation of certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our Consolidated Financial Statements, dividends and future business and corporate strategies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNB and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FNB’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
As of December 31, 2020, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the respective regulatory frameworks. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:
TABLE 22.1

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
F.N.B. Corporation:
Total capital	$3,324	12.33%	$2,695	10.00%	$2,830	10.50%
Tier 1 capital	2,759	10.24	1,617	6.00	2,291	8.50
Common equity tier 1	2,652	9.84	n/a	n/a	1,886	7.00
Leverage	2,759	7.83	n/a	n/a	1,410	4.00
Risk-weighted assets	26,948
FNBPA:
Total capital	3,400	12.64	2,690	10.00	2,825	10.50
Tier 1 capital	2,882	10.71	2,152	8.00	2,287	8.50
Common equity tier 1	2,802	10.42	1,749	6.50	1,883	7.00
Leverage	2,882	8.19	1,760	5.00	1,408	4.00
Risk-weighted assets	26,902

As of December 31, 2019
F.N.B. Corporation:
Total capital	$3,174	11.81%	$2,687	10.00%	$2,821	10.50%
Tier 1 capital	2,632	9.79	1,612	6.00	2,284	8.50
Common equity tier 1	2,525	9.40	n/a	n/a	1,881	7.00
Leverage	2,632	8.20	n/a	n/a	1,283	4.00
Risk-weighted assets	26,866
FNBPA:
Total capital	3,039	11.34	2,681	10.00	2,815	10.50
Tier 1 capital	2,841	10.60	2,144	8.00	2,279	8.50
Common equity tier 1	2,761	10.30	1,742	6.50	1,876	7.00
Leverage	2,841	8.87	1,601	5.00	1,281	4.00
Risk-weighted assets	26,806
(1) Reflects the well-capitalized standard under Regulation Y for F.N.B. Corporation and the prompt corrective action framework for FNBPA.
Due to usable vault cash, FNBPA was not required to maintain aggregate cash reserves with the FRB at December 31, 2020. Although, we do maintain deposits for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2020, our subsidiaries had $477.6 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $677.4 million at December 31, 2020.

NOTE 23.      CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 23.1

Year Ended December 31	2020	2019	2018
(in millions)
Interest paid on deposits and other borrowings	$216	$329	$230
Income taxes paid	57	40	19
Transfers of loans to other real estate owned	3	15	12
Loans transferred to held for sale from portfolio	537	389	—
Loans transferred to portfolio from held for sale	—	110	—

NOTE 24.      BUSINESS SEGMENTS
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
•The Insurance segment includes a full-service insurance brokerage service offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.
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
TABLE 24.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2020
Interest income	$1,129	$—	$—	$1	$1,130
Interest expense	188	—	—	20	208
Net interest income	941	—	—	(19)	922
Provision for credit losses	123	—	—	—	123
Non-interest income	233	49	22	(10)	294
Non-interest expense (1)	675	35	19	8	737
Amortization of intangibles	12	—	1	—	13
Income tax expense (benefit)	61	3	—	(7)	57
Net income (loss)	303	11	2	(30)	286
Total assets	37,245	38	35	36	37,354
Total intangibles	2,279	9	28	—	2,316

At or for the Year Ended December 31, 2019
Interest income	$1,245	$—	$—	$2	$1,247
Interest expense	310	—	—	20	330
Net interest income	935	—	—	(18)	917
Provision for credit losses	44	—	—	—	44
Non-interest income	237	46	20	(9)	294
Non-interest expense (1)	621	34	17	10	682
Amortization of intangibles	13	—	1	—	14
Income tax expense (benefit)	88	3	—	(7)	84
Net income (loss)	406	9	2	(30)	387
Total assets	34,491	32	35	57	34,615
Total intangibles	2,291	10	28	—	2,329

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2018
Interest income	$1,145	$—	$—	$25	$—	$1,170
Interest expense	219	—	—	2	17	238
Net interest income	926	—	—	23	(17)	932
Provision for credit losses	54	—	—	6	1	61
Non-interest income	213	44	16	2	1	276
Non-interest expense (1)	609	33	17	15	5	679
Amortization of intangibles	15	1	—	—	—	16
Income tax expense (benefit)	82	2	—	1	(6)	79
Net income (loss)	379	8	(1)	3	(16)	373
Total assets	32,997	26	25	—	54	33,102
Total intangibles	2,304	10	20	—	—	2,334
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 25.      FAIR VALUE MEASUREMENTS
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
In determining fair value, we use various valuation approaches, including market, income and cost approaches. We follow an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from independent sources. Unobservable inputs reflect our assumptions about the assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
TABLE 25.1

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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
These securities are recorded at fair value on a recurring basis. At December 31, 2020, 100.0% of AFS securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2020 and 2019, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and is classified as Level 3.
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
Collateral Dependent Loans
For commercial loans in default which are greater than or equal to $1.0 million, individual reserves are determined based on an analysis of the present value of the loan's expected future cash flows, the loan's observable market value, or the fair value of the collateral less costs to sell. For commercial and consumer loans in default which are below $1.0 million, an established LGD percentage is multiplied by the loan balance and the results are aggregated for purposes of measuring specific reserve. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.
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
We review and evaluate these loans no less frequently than quarterly for additional write-down based on the same factors identified above.
Other Real Estate Owned
OREO is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record non-recurring fair value adjustments. Fair value is generally based upon appraisals by licensed or certified appraisers and other market information and is classified as Level 3.
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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 25.2

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	—	172	—	172
U.S. government-sponsored entities	—	161	—	161
Residential mortgage-backed securities
Agency mortgage-backed securities	—	994	—	994
Agency collateralized mortgage obligations	—	1,124	—	1,124
Commercial mortgage-backed securities	—	378	—	378
States of the U.S. and political subdivisions (municipals)	—	32	—	32
Other debt securities	—	2	—	2
Total debt securities available for sale	600	2,863	—	3,463
Loans held for sale	—	144	—	144
Derivative financial instruments
Trading	—	349	—	349
Not for trading	—	3	24	27
Total derivative financial instruments	—	352	24	376
Total assets measured at fair value on a recurring basis	$600	$3,359	$24	$3,983
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$37	$—	$37
Not for trading	—	3	—	3
Total derivative financial instruments	—	40	—	40
Total liabilities measured at fair value on a recurring basis	$—	$40	$—	$40

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2019
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$151	$—	$151
U.S. government-sponsored entities	—	226	—	226
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,314	—	1,314
Agency collateralized mortgage obligations	—	1,240	—	1,240
Commercial mortgage-backed securities	—	345	—	345
States of the U.S. and political subdivisions (municipals)	—	11	—	11
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,289	—	3,289
Loans held for sale	—	41	—	41
Derivative financial instruments
Trading	—	149	—	149
Not for trading	—	2	3	5
Total derivative financial instruments	—	151	3	154
Total assets measured at fair value on a recurring basis	$—	$3,481	$3	$3,484
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$24	$—	$24
Not for trading	—	1	—	1
Total derivative financial instruments	—	25	—	25
Total liabilities measured at fair value on a recurring basis	$—	$25	$—	$25

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 25.3

(in millions)	Interest Rate Lock Commitments	Total
Year Ended December 31, 2020
Balance at beginning of period	$3	$3
Purchases, issuances, sales and settlements:
Issuances	24	24
Settlements	(3)	(3)
Balance at end of period	$24	$24
Year Ended December 31, 2019
Balance at beginning of period	$1	$1
Purchases, issuances, sales and settlements:
Issuances	3	3
Settlements	(1)	(1)
Balance at end of period	$3	$3
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels during 2020 or 2019.
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
TABLE 25.4

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Collateral dependent loans	$—	$—	$45	$45
Other real estate owned	—	—	3	3
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	36	36
December 31, 2019
Impaired loans	$—	$—	$5	$5
Other real estate owned	—	—	4	4
Other assets - SBA servicing asset	—	—	3	3
Other assets - MSRs	—	—	30	30
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the twelve months ended December 31, 2020 and 2019. Consequently, the fair value information presented is not necessarily as of the period’s end. MSRs measured at fair value on a non-recurring basis of $42.9 million had a valuation allowance of $7.3 million, bringing the December 31, 2020 carrying value to $35.6 million. The valuation allowance includes a provision expense included in 2020 earnings of $5.8 million. SBA servicing assets measured at fair value on a non-recurring basis of $4.0 million had a valuation allowance of $1.1 million, bringing the December 31, 2020 carrying value to $2.9 million. The valuation allowance includes provision income included in 2020 earnings of $0.1 million.
Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during 2020 had a carrying amount of $44.9 million which includes an allocated ACL of $13.2 million. The ACL includes a provision applicable to the current period fair value measurements of $36.0 million, which was included in provision for credit losses for 2020.
OREO measured at fair value on a non-recurring basis during 2020 had a carrying amount of $4.4 million and was written down to $2.8 million, resulting in a loss of $1.6 million, which was included in earnings for 2020.
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

The fair values of our financial instruments are as follows:
TABLE 25.5

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Financial Assets
Cash and cash equivalents	$1,383	$1,383	$1,383	$—	$—
Debt securities available for sale	3,463	3,463	600	2,863	—
Debt securities held to maturity	2,868	2,973	—	2,973	—
Net loans and leases, including loans held for sale	25,250	25,012	—	144	24,868
Loan servicing rights	39	39	—	—	39
Derivative assets	376	376	—	352	24
Accrued interest receivable	90	90	90	—	—
Financial Liabilities
Deposits	29,122	29,158	25,460	3,698	—
Short-term borrowings	1,804	1,809	1,809	—	—
Long-term borrowings	1,095	1,068	—	—	1,068
Derivative liabilities	40	40	—	40	—
Accrued interest payable	13	13	13	—	—
December 31, 2019
Financial Assets
Cash and cash equivalents	$599	$599	$599	$—	$—
Debt securities available for sale	3,289	3,289	—	3,289	—
Debt securities held to maturity	3,275	3,305	—	3,305	—
Net loans and leases, including loans held for sale	23,144	22,930	—	41	22,889
Loan servicing rights	46	48	—	—	48
Derivative assets	154	154	—	151	3
Accrued interest receivable	109	109	109	—	—
Financial Liabilities
Deposits	24,786	24,797	20,058	4,739	—
Short-term borrowings	3,216	3,219	3,219	—	—
Long-term borrowings	1,340	1,355	—	—	1,355
Derivative liabilities	25	25	—	25	—
Accrued interest payable	21	21	21	—	—

NOTE 26.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the Consolidated Financial Statements.
TABLE 26.1

Balance Sheets (in millions) December 31	2020	2019
Assets
Cash and cash equivalents	$380	$251
Other assets	10	18
Investment in bank subsidiary	5,064	5,072
Investments in and advances to non-bank subsidiaries	371	104
Total Assets	$5,825	$5,445
Liabilities
Other liabilities	$40	$34
Advances from affiliates	197	197
Long-term borrowings	621	323
Subordinated notes:
Short-term	7	7
Long-term	1	1
Total Liabilities	866	562
Stockholders’ Equity	4,959	4,883
Total Liabilities and Stockholders’ Equity	$5,825	$5,445

TABLE 26.2

Statements of Income (in millions) Year Ended December 31	2020	2019	2018
Income
Dividend income from subsidiaries:
Bank	$300	$179	$162
Non-bank	4	2	8
	304	181	170
Interest income	6	—	4
Other income	—	—	5
Total Income	310	181	179
Expenses
Interest expense	25	19	20
Other expenses	18	18	15
Total Expenses	43	37	35
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	267	144	144
Income tax benefit	7	7	6
	274	151	150
Equity in undistributed income (loss) of subsidiaries:
Bank	15	236	225
Non-bank	(3)	—	(2)
Net Income	$286	$387	$373

TABLE 26.3

Statements of Cash Flows (in millions) Year Ended December 31	2020	2019	2018
Operating Activities
Net income	$286	$387	$373
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(12)	(236)	(222)
Other, net	13	2	(13)
Net cash flows provided by operating activities	287	153	138
Investing Activities
Proceeds from sale of securities available for sale	—	—	1
Net decrease in advances to subsidiaries	—	—	20
Payment for further investment in subsidiaries	(270)	(47)	(22)
Net cash received in business combinations	—	—	123
Net cash flows (used in) provided by investing activities	(270)	(47)	122
Financing Activities
Net decrease in advance from affiliate	—	—	(19)
Net decrease in short-term borrowings	—	—	(1)
Decrease in long-term debt	(4)	(77)	(2)
Increase in long-term debt	302	121	1
Other, net	(21)	12	14
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(157)	(157)	(157)
Net cash flows provided by (used in) financing activities	112	(109)	(172)
Net Increase (Decrease) in Cash and Cash Equivalents	129	(3)	88
Cash and cash equivalents at beginning of year	251	254	166
Cash and Cash Equivalents at End of Year	$380	$251	$254
Cash paid during the year for:
Interest	$26	$20	$17

NOTE 27.   QUARTERLY EARNINGS SUMMARY (UNAUDITED)
TABLE 27.1

(Dollars in millions, except per share data)
Quarter Ended 2020	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$270	$273	$281	$306
Total interest expense	36	46	52	74
Net interest income	234	227	229	232
Provision for credit losses	18	27	30	48
Total non-interest income	68	80	77	69
Total non-interest expense	199	180	176	195
Net income	72	83	84	47
Net income available to common stockholders	70	81	82	45
Per Common Share
Basic earnings per share	$0.22	$0.25	$0.25	$0.14
Diluted earnings per share	0.22	0.25	0.25	0.14
Quarter Ended 2019
Total interest income	$306	$314	$317	$310
Total interest expense	80	84	87	79
Net interest income	226	230	230	231
Provision for credit losses	7	12	11	14
Other non-interest income	74	80	75	65
Total non-interest expense	177	178	175	166
Net income	95	103	95	94
Net income available to common stockholders	93	101	93	92
Per Common Share
Basic earnings per share	$0.29	$0.31	$0.29	$0.28
Diluted earnings per share	0.29	0.31	0.29	0.28

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d –15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
NONE.

PART III

ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 11, 2021. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Information About Our Executive Officers after Part I, Item 4, of this Report.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to this item is provided in FNB’s definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 11, 2021. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that FNB specifically incorporates it by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS
With the exception of the equity compensation plan information provided below, the information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 11, 2021. Such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,322,115	(1)	n/a	5,504,721	(2)
Equity compensation plans not approved by security holders	196,086	(3)	$8.61	n/a
(1)Restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.
(2)Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.
(3)Represents the securities to be issued upon exercise of stock options that we assumed in various acquisitions. We do not intend to grant any new awards under these plans.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 11, 2021. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 11, 2021. Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)FINANCIAL STATEMENTS
The Consolidated Financial Statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description
2.1.	Plan of Conversion of F.N.B. Corporation (incorporated by reference to Exhibit 2.1. to FNB’s Current Report on Form 8-K filed on August 30, 2016).

3.1.	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1. of FNB’s Current Report on Form 8-K filed on August 30, 2016).

3.2.	Bylaws of F.N.B. Corporation, effective as of February 26, 2020 (Incorporated by reference to Exhibit 3.2 of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

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

4.5.	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.3. above).

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

4.8
Description of the Registrants securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 4.8 of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.)

4.9.	There are no instruments with respect to long-term debt of FNB and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of FNB and its subsidiaries on a consolidated basis. FNB agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of FNB and its subsidiaries upon request.

10.1. (P)	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of our executive officers. (Incorporated by reference to Exhibit 10.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.3.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on December 22, 2008). *

10.4. (P)	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.6.	F.N.B. Corporation Incentive Compensation Plan. (Incorporated by reference to Annex B of FNB’s 2020 Proxy Statement filed on March 27, 2020). *

10.10.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

Exhibit Number	Description
10.11.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

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

(c)SCHEDULES
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

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 25, 2021
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 25, 2021
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller and Senior Vice President	February 25, 2021
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 25, 2021
Pamela A. Bena

/s/ William B. Campbell	Director	February 25, 2021
William B. Campbell

/s/ James D. Chiafullo	Director	February 25, 2021
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 25, 2021
Mary Jo Dively

/s/ Robert A. Hormell	Director	February 25, 2021
Robert A. Hormell

/s/ David J. Malone	Director	February 25, 2021
David J. Malone

/s/ Frank C. Mencini	Director	February 25, 2021
Frank C. Mencini

/s/ David L. Motley	Director	February 25, 2021
David L. Motley

/s/ Heidi A. Nicholas	Director	February 25, 2021
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 25, 2021
John S. Stanik

/s/ William J. Strimbu	Director	February 25, 2021
William J. Strimbu