Form 10-Q
period 2021-03-31
FNB CORP/PA/
filed 2021-05-06
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2021
Common Stock, $0.01 Par Value	319,385,342	Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2021

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	HTM	Held to maturity
AFS	Available for sale	LGD	Loss given default
ALCO	Asset/Liability Committee	LIBOR	London Inter-bank Offered Rate
AOCI	Accumulated other comprehensive income	LIHTC	Low income housing tax credit
ASC	Accounting Standards Codification	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ASU	Accounting Standards Update	MSRs	Mortgage servicing rights
AULC	Allowance for unfunded loan commitments	OCC	Office of the Comptroller of the Currency
BOLI	Bank owned life insurance	OREO	Other real estate owned
CARES Act	Coronavirus Aid, Relief and Economic Security Act	PCD	Purchased credit deteriorated
CECL	Current expected credit losses	PPP	Paycheck Protection Program
CET1	Common equity tier 1	R&S	Reasonable and Supportable
COVID-19	Novel coronavirus disease of 2019	RRR	Reference Rate Reform
EVE	Economic value of equity	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TDR	Troubled debt restructuring
FNB	F.N.B. Corporation	TPS	Trust preferred securities
FNBPA	First National Bank of Pennsylvania	U.S.	United States of America
FRB	Board of Governors of the Federal Reserve System	UST	U.S. Department of the Treasury
FTE	Fully taxable equivalent	VIE	Variable interest entity
GAAP	U.S. generally accepted accounting principles

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$339	$369
Interest-bearing deposits with banks	2,329	1,014
Cash and Cash Equivalents	2,668	1,383
Debt securities available for sale (amortized cost of $3,110 and $3,380; allowance for credit losses of $0 and $0)	3,166	3,463
Debt securities held to maturity (fair value of $3,114 and $2,973; allowance for credit losses of $0 and $0 )	3,043	2,868
Loans held for sale (includes $165 and $144 measured at fair value(1))	185	154
Loans and leases, net of unearned income of $93 and $77	25,532	25,459
Allowance for credit losses	(362)	(363)
Net Loans and Leases	25,170	25,096
Premises and equipment, net	330	332
Goodwill	2,262	2,262
Core deposit and other intangible assets, net	51	54
Bank owned life insurance	549	549
Other assets	1,051	1,193
Total Assets	$38,475	$37,354
Liabilities
Deposits:
Non-interest-bearing demand	$9,935	$9,042
Interest-bearing demand	13,684	13,157
Savings	3,351	3,261
Certificates and other time deposits	3,384	3,662
Total Deposits	30,354	29,122
Short-term borrowings	1,687	1,804
Long-term borrowings	1,091	1,095
Other liabilities	369	374
Total Liabilities	33,501	32,395
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 328,213,157 and 328,057,368 shares	3	3
Additional paid-in capital	4,099	4,087
Retained earnings	921	869
Accumulated other comprehensive loss	(51)	(39)
Treasury stock – 9,516,731 and 6,427,839 shares at cost	(105)	(68)
Total Stockholders’ Equity	4,974	4,959
Total Liabilities and Stockholders’ Equity	$38,475	$37,354
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2021	2020
Interest Income
Loans and leases, including fees	$221	$266
Securities:
Taxable	22	31
Tax-exempt	8	8
Other	—	1
Total Interest Income	251	306
Interest Expense
Deposits	15	49
Short-term borrowings	7	14
Long-term borrowings	6	11
Total Interest Expense	28	74
Net Interest Income	223	232
Provision for credit losses	6	48
Net Interest Income After Provision for Credit Losses	217	184
Non-Interest Income
Service charges	28	30
Trust services	9	8
Insurance commissions and fees	7	7
Securities commissions and fees	6	5
Capital markets income	8	11
Mortgage banking operations	16	(1)
Dividends on non-marketable equity securities	2	5
Bank owned life insurance	3	3
Other	4	1
Total Non-Interest Income	83	69
Non-Interest Expense
Salaries and employee benefits	107	104
Net occupancy	16	21
Equipment	17	16
Amortization of intangibles	3	3
Outside services	17	17
FDIC insurance	5	6
Bank shares and franchise taxes	4	4
Other	16	24
Total Non-Interest Expense	185	195
Income Before Income Taxes	115	58
Income taxes	22	11
Net Income	93	47
Preferred stock dividends	2	2
Net Income Available to Common Stockholders	$91	$45
Earnings per Common Share
Basic	$0.28	$0.14
Diluted	0.28	0.14
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2021	2020
Net income	$93	$47
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(6) and $15	(21)	53
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1 and $(10)	4	(35)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $1 and $0	4	1
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0 and $0	1	1
Other Comprehensive Income (Loss)	(12)	20
Comprehensive Income	$81	$67
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended March 31, 2020
Balance at beginning of period	$107	$3	$4,067	$798	$(65)	$(27)	$4,883
Comprehensive income				47	20		67
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Repurchase of common stock						(25)	(25)
Restricted stock compensation			8				8
Adoption of new accounting standards				(50)			(50)
Balance at end of period	$107	$3	$4,075	$754	$(45)	$(52)	$4,842
Three Months Ended March 31, 2021
Balance at beginning of period	$107	$3	$4,087	$869	$(39)	$(68)	$4,959
Comprehensive income				93	(12)		81
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			(1)	—
Repurchase of common stock						(36)	(36)
Restricted stock compensation			11				11
Balance at end of period	$107	$3	$4,099	$921	$(51)	$(105)	$4,974

See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income	$93	$47
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	1	4
Provision for credit losses	6	48
Deferred tax expense (benefit)	(1)	2
Loans originated for sale	(566)	(301)
Loans sold	550	275
Net gain on sale of loans	(16)	(5)
Net change in:
Interest receivable	1	21
Interest payable	(4)	(2)
Bank owned life insurance, excluding purchases	—	(2)
Other, net	151	(292)
Net cash flows (used in) provided by operating activities	215	(205)
Investing Activities
Net change in loans and leases, excluding sales and transfers	(59)	(500)
Debt securities available for sale:
Purchases	(567)	(54)
Maturities/payments	835	215
Debt securities held to maturity:
Purchases	(365)	(59)
Maturities/payments	188	154
Increase in premises and equipment	(8)	(8)
Net cash flows provided by (used in) investing activities	24	(252)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	1,510	126
Time deposits	(278)	(166)
Short-term borrowings	(117)	228
Proceeds from issuance of long-term borrowings	4	307
Repayment of long-term borrowings	(7)	(15)
Repurchases of common stock	(36)	(25)
Cash dividends paid:
Preferred stock	(2)	(2)
Common stock	(39)	(39)
Other, net	11	8
Net cash flows provided by financing activities	1,046	422
Net Increase (Decrease) in Cash and Cash Equivalents	1,285	(35)
Cash and cash equivalents at beginning of period	1,383	599
Cash and Cash Equivalents at End of Period	$2,668	$564
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2021
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of March 31, 2021, we had 337 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
Companies in which we hold a controlling financial interest, or are a VIE in which we have the power to direct the activities of an entity that most significantly impact the entity’s economic performance and have an obligation to absorb losses or the right to receive benefits which could potentially be significant to the VIE, are consolidated. For a voting interest entity, a controlling financial interest is generally where we hold more than 50% of the outstanding voting shares. VIEs in which we do not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or an obligation to absorb losses or the right to receive benefits which could potentially be significant to the VIE are not consolidated. Investments in companies that are not consolidated are accounted for using the equity method when we have the ability to exert significant influence or the cost method when we do not have the ability to exert significant influence. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and our proportional interest in the equity investments’ earnings are included in other non-interest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to March 31, 2021 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results FNB expects for the full year. These interim unaudited Consolidated Financial

Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets, income taxes and deferred tax assets and litigation reserves, which are listed in the critical accounting estimates. For a detailed description of our significant accounting policies and critical accounting estimates, see Note 1, "Summary of Significant Accounting Policies" and the "Application of Critical Accounting Policies" section in the MD&A, both in our 2020 Annual Report on Form 10-K.

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

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at March 31, 2021 and December 31, 2020. Accrued interest receivable on AFS debt securities totaled $5.9 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
March 31, 2021
U.S. Treasury	$100	$—	$—	$100
U.S. government agencies	175	—	—	175
U.S. government-sponsored entities	160	1	(1)	160
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,074	30	(1)	1,103
Agency collateralized mortgage obligations	1,242	26	(5)	1,263
Commercial mortgage-backed securities	328	9	(2)	335
States of the U.S. and political subdivisions (municipals)	29	—	(1)	28
Other debt securities	2	—	—	2
Total debt securities AFS	$3,110	$66	$(10)	$3,166

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2020
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	172	—	—	172
U.S. government-sponsored entities	160	1	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	959	35	—	994
Agency collateralized mortgage obligations	1,094	31	(1)	1,124
Commercial mortgage-backed securities	361	17	—	378
States of the U.S. and political subdivisions (municipals)	32	—	—	32
Other debt securities	2	—	—	2
Total debt securities AFS	$3,380	$84	$(1)	$3,463

The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM municipal bond portfolio was $0.04 million at both March 31, 2021 and December 31, 2020. Accrued interest receivable on HTM debt securities totaled $11.5 million and $12.5 million at March 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
March 31, 2021
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	100	—	—	100
Residential mortgage-backed securities:
Agency mortgage-backed securities	889	22	(2)	909
Agency collateralized mortgage obligations	643	14	(2)	655
Commercial mortgage-backed securities	314	4	(3)	315
States of the U.S. and political subdivisions (municipals)	1,095	39	(1)	1,133
Total debt securities HTM	$3,043	$79	$(8)	$3,114

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2020
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	120	1	—	121
Residential mortgage-backed securities:
Agency mortgage-backed securities	769	29	—	798
Agency collateralized mortgage obligations	562	17	—	579
Commercial mortgage-backed securities	307	10	—	317
States of the U.S. and political subdivisions (municipals)	1,108	48	—	1,156
Total debt securities HTM	$2,868	$105	$—	$2,973

There were no significant gross gains or gross losses realized on securities during the three months ended March 31, 2021 or 2020.

As of March 31, 2021, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$185	$186	$100	$101
Due after one year but within five years	70	69	21	21
Due after five years but within ten years	127	126	145	147
Due after ten years	84	84	931	966
	466	465	1,197	1,235
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,074	1,103	889	909
Agency collateralized mortgage obligations	1,242	1,263	643	655
Commercial mortgage-backed securities	328	335	314	315
Total debt securities	$3,110	$3,166	$3,043	$3,114
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

(dollars in millions)	March 31, 2021	December 31, 2020
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,429	$5,384
As collateral for short-term borrowings	434	402
Securities pledged as a percent of total securities	94.4%	91.4%
At March 31, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in any amount greater than 10% of stockholders’ equity.

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of continuous loss position:

TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
March 31, 2021
U.S. government agencies	1	$1	$—	16	$65	$—	17	$66	$—
U.S. government-sponsored entities	2	74	(1)	—	—	—	2	74	(1)
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	103	(1)	—	—	—	2	103	(1)
Agency collateralized mortgage obligations	10	399	(5)	—	—	—	10	399	(5)
Commercial mortgage-backed securities	4	103	(2)	—	—	—	4	103	(2)
States of the U.S. and political subdivisions (municipals)	8	22	(1)	—	—	—	8	22	(1)
Other debt securities	—	—	—	1	2	—	1	2	—
Total	27	$702	$(10)	17	$67	$—	44	$769	$(10)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2020
U.S. government agencies	1	$13	$—	16	$69	$—	17	$82	$—
U.S. government-sponsored entities	1	25	—	—	—	—	1	25	—
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	5	130	(1)	—	—	—	5	130	(1)
Other debt securities	—	—	—	1	2	—	1	2	—
Total	7	$168	$(1)	17	$71	$—	24	$239	$(1)

We evaluated the AFS debt securities that were in an unrealized loss position at March 31, 2021. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates and does not reflect any expected credit losses. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

Credit Quality Indicators
We use credit ratings and the most recent financial information to help evaluate the credit quality of our credit-related AFS and HTM securities portfolios. Management reviews the credit profile of each issuer on a quarterly basis. Based on the nature of the issuers and current conditions, we have determined that securities backed by the UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA have zero expected credit loss.
Our municipal bond portfolio, with a carrying amount of $1.1 billion as of March 31, 2021 is highly rated with an average rating of AA and 99% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 65% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.6 million. In addition to the strong stand-alone ratings, 62% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
The ACL on the HTM municipal bond portfolio is calculated on each bond using:
•The bond’s underlying credit rating, time to maturity and exposure amount;
•Credit enhancements that improve the bond’s credit rating (e.g., insurance); and
•Moody’s U.S. Bond Defaults and Recoveries, 1970-2019 study.
By using these components, we derive the expected credit loss on the HTM general obligation bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our Commercial and Industrial Non-Manufacturing loan portfolio forecast adjustment as derived through our assessment of the loan portfolio as a proxy for our municipal bond portfolio.
For the year-to-date periods ending March 31, 2021 and 2020, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.04 million as of both March 31, 2021 and December 31, 2020, respectively. No other securities portfolios had an ACL. At March 31, 2021 and December 31, 2020, there were no securities that were past due or on non-accrual.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $63.5 million at March 31, 2021 and $62.9 million at December 31, 2020, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the tables below. Upon adoption of CECL on January 1, 2020, PCD assets were adjusted to reflect the addition of a $50.3 million ACL and a remaining noncredit discount of $110.0 million included in the amortized cost. The remaining noncredit discount was $44.3 million and $50.9 million at March 31, 2021 and December 31, 2020, respectively.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	March 31, 2021	December 31, 2020
Commercial real estate	$9,799	$9,731
Commercial and industrial	7,401	7,214
Commercial leases	471	485
Other	25	40
Total commercial loans and leases	17,696	17,470
Direct installment	2,025	2,020
Residential mortgages	3,329	3,433
Indirect installment	1,201	1,218
Consumer lines of credit	1,281	1,318
Total consumer loans	7,836	7,989
Total loans and leases, net of unearned income	$25,532	$25,459

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
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers. PPP loans are included in the commercial and industrial category and comprise $2.5 billion and $2.2 billion of this category's outstanding balance at March 31, 2021 and December 31, 2020, respectively. The PPP loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	March 31, 2021	December 31, 2020
Commercial real estate:
Percent owner-occupied	28.1%	28.1%
Percent non-owner-occupied	71.9	71.9

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
The use of these internally assigned credit quality categories within the commercial loan and lease portfolio permits management’s use of transition matrices to establish a basis which is then impacted by quantitative inputs from our econometric model forecasts over the R&S period. Our internal credit risk grading system is based on past experiences with similarly graded loans and leases and conforms to regulatory categories. In general, loan and lease risk ratings within each category are reviewed on an ongoing basis according to our policy for each class of loans and leases. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan and lease portfolio. Loans and leases within the Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans and leases that migrate toward the Substandard or Doubtful credit categories. Accordingly, management applies higher risk factors to Substandard and Doubtful credit categories.

The following tables summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 4.4

March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$323	$1,876	$1,874	$1,080	$881	$2,680	$145	$8,859
Special Mention	5	12	32	93	151	191	5	489
Substandard	—	8	33	41	73	291	5	451
Total commercial real estate	328	1,896	1,939	1,214	1,105	3,162	155	9,799
Commercial and Industrial:
Risk Rating:
Pass	1,116	2,642	921	561	280	354	1,030	6,904
Special Mention	—	32	20	9	28	67	53	209
Substandard	2	8	28	57	45	44	104	288
Total commercial and industrial	1,118	2,682	969	627	353	465	1,187	7,401
Commercial Leases:
Risk Rating:
Pass	34	158	124	73	52	6	—	447
Special Mention	—	—	1	3	3	3	—	10
Substandard	—	8	3	2	1	—	—	14
Total commercial leases	34	166	128	78	56	9	—	471
Other Commercial:
Risk Rating:
Pass	6	—	—	—	—	4	15	25
Substandard	—	—	—	—	—	—	—	—
Total other commercial	6	—	—	—	—	4	15	25
Total commercial	1,486	4,744	3,036	1,919	1,514	3,640	1,357	17,696

CONSUMER
Direct Installment:
Current	154	676	306	182	130	560	—	2,008
Past due	—	—	1	1	1	14	—	17
Total direct installment	154	676	307	183	131	574	—	2,025
Residential Mortgages:
Current	248	1,033	586	239	327	856	1	3,290
Past due	—	1	2	3	4	29	—	39
Total residential mortgages	248	1,034	588	242	331	885	1	3,329
Indirect Installment:
Current	122	353	233	289	123	75	—	1,195
Past due	—	1	2	1	1	1	—	6
Total indirect installment	122	354	235	290	124	76	—	1,201
Consumer Lines of Credit:
Current	1	4	5	8	3	132	1,114	1,267
Past due	—	—	—	—	—	13	1	14
Total consumer lines of credit	1	4	5	8	3	145	1,115	1,281
Total consumer	525	2,068	1,135	723	589	1,680	1,116	7,836
Total loans and leases	$2,011	$6,812	$4,171	$2,642	$2,103	$5,320	$2,473	$25,532

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
March 31, 2021
Commercial real estate	$8	$—	$78	$86	$9,713	$9,799	$30
Commercial and industrial	2	—	36	38	7,363	7,401	15
Commercial leases	3	—	2	5	466	471	—
Other	—	—	—	—	25	25	—
Total commercial loans and leases	13	—	116	129	17,567	17,696	45
Direct installment	5	1	11	17	2,008	2,025	—
Residential mortgages	12	6	21	39	3,290	3,329	—
Indirect installment	4	—	2	6	1,195	1,201	—
Consumer lines of credit	4	3	7	14	1,267	1,281	—
Total consumer loans	25	10	41	76	7,760	7,836	—
Total loans and leases	$38	$10	$157	$205	$25,327	$25,532	$45

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2020
Commercial real estate	$13	$—	$85	$98	$9,633	$9,731	$36
Commercial and industrial	8	—	44	52	7,162	7,214	16
Commercial leases	2	—	2	4	481	485	—
Other	—	—	1	1	39	40	—
Total commercial loans and leases	23	—	132	155	17,315	17,470	52
Direct installment	7	2	11	20	2,000	2,020	—
Residential mortgages	23	11	18	52	3,381	3,433	—
Indirect installment	10	1	2	13	1,205	1,218	—
Consumer lines of credit	9	2	7	18	1,300	1,318	—
Total consumer loans	49	16	38	103	7,886	7,989	—
Total loans and leases	$72	$16	$170	$258	$25,201	$25,459	$52

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	March 31, 2021	December 31, 2020
Non-accrual loans	$157	$170
Total non-performing loans	157	170
Other real estate owned	9	10
Total non-performing assets	$166	$180
Asset quality ratios:
Non-performing loans / total loans and leases	0.62%	0.67%
Non-performing assets + 90 days past due + OREO / total loans and leases + OREO	0.68	0.77
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.6 million at March 31, 2021 and $2.5 million at December 31, 2020. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at March 31, 2021 and December 31, 2020 totaled $7.6 million and $8.2 million, respectively. During 2020 and 2021, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans, under the CARES Act, to all residential mortgage loan customers.
Approximately $85 million of commercial loans are collateral dependent at March 31, 2021. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Troubled Debt Restructurings
TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Consistent with the CARES Act and interagency bank regulatory guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. As of March 31, 2021, we had $269 million in loans that have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic. Also, consistent with the CARES Act and the interagency bank regulatory guidelines, such modifications are not included in our TDR totals.
Following is a summary of the composition of total TDRs:
TABLE 4.7

(in millions)	March 31, 2021	December 31, 2020
Accruing	$58	$58
Non-accrual	40	33
Total TDRs	$98	$91

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the three months ended March 31, 2021, we returned to accruing status $3.9 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.

Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $1.6 million at March 31, 2021 compared to $2.8 million at December 31, 2020, and pooled reserves for individual loans of $2.5 million for those same periods based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.9 million for March 31, 2021 and $4.1 million for December 31, 2020. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 4.8

	Three Months Ended March 31, 2021
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	11	$17	$17
Commercial and industrial	1	—	—
Total commercial loans	12	17	17
Direct installment	10	—	—
Residential mortgages	2	1	1
Consumer lines of credit	10	1	1
Total consumer loans	22	2	2
Total	34	$19	$19

	Three Months Ended March 31, 2020
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	5	$1	$1
Commercial and industrial	7	1	—
Total commercial loans	12	2	1
Direct installment	19	2	2
Residential mortgages	14	1	1
Consumer lines of credit	15	—	—
Total consumer loans	48	3	3
Total	60	$5	$4
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.9

	Three Months Ended March 31, 2021
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial and industrial	1	$—
Total commercial loans	1	—
Residential mortgages	1	—
Total consumer loans	1	—
Total	2	$—

	Three Months Ended March 31, 2020
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial real estate	10	$4
Commercial and industrial	2	—
Total commercial loans	12	4
Direct installment	4	—
Residential mortgages	1	—
Total consumer loans	5	—
Total	17	$4

NOTE 5.    ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
Beginning January 1, 2020, the former incurred loss method was replaced with the CECL method to calculate estimated loan losses. The CECL model takes into consideration the expected credit losses over the expected life of the loan compared to the incurred loss model under the prior standard. At the time of CECL adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to purchased credit impaired (PCD under CECL) loan balances and the ACL of $50 million. Included in the CECL adoption impact was a Day 1 increase to our AULC of $10 million.
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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2021
Commercial real estate	$181	$(1)	$1	$—	$3	$184
Commercial and industrial	81	(8)	1	(7)	5	79
Commercial leases	17	—	1	1	(1)	17
Other	1	(1)	1	—	—	1
Total commercial loans and leases	280	(10)	4	(6)	7	281
Direct installment	26	—	—	—	—	26
Residential mortgages	34	—	—	—	(2)	32
Indirect installment	11	(2)	1	(1)	1	11
Consumer lines of credit	12	—	—	—	—	12
Total consumer loans	83	(2)	1	(1)	(1)	81
Total allowance for credit losses on loans and leases	363	(12)	5	(7)	6	362
Allowance for unfunded loan commitments	14	—	—	—	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$377	$(12)	$5	$(7)	$6	$376

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial ACL on PCD Loans	Balance at End of Period
Three Months Ended March 31, 2020
Commercial real estate	$60	$(2)	$4	$2	$12	$38	$40	$152
Commercial and industrial	53	(4)	1	(3)	26	8	4	88
Commercial leases	11	—	—	—	2	—	—	13
Other	9	(1)	—	(1)	2	(9)	—	1
Total commercial loans and leases	133	(7)	5	(2)	42	37	44	254
Direct installment	13	(1)	—	(1)	3	10	1	26
Residential mortgages	22	—	—	—	(1)	6	4	31
Indirect installment	19	(3)	1	(2)	2	2	—	21
Consumer lines of credit	9	(1)	—	(1)	2	—	1	11
Total consumer loans	63	(5)	1	(4)	6	18	6	89
Total allowance for credit losses on loans and leases	196	(12)	6	(6)	48	55	50	343
Allowance for unfunded loan commitments (1)	3	—	—	—	1	10	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$199	$(12)	$6	$(6)	$49	$65	$50	$357
(1) The $1 million provision for the AULC is included in other non-interest expense on the Consolidated Statements of Income.

Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended March 31,
	2021	2020
(in millions)
Balance at beginning of period	$14	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	—	—
Consumer portfolio	—	—
Other adjustments:
Commercial portfolio	—	1
ASC 326 adoption impact:
Commercial portfolio	—	8
Consumer portfolio	—	2
Balance at end of period	$14	$14
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
COVID-19 Impacts on the ACL
Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario from the first quarter of 2020 through the third quarter of 2020 for ACL modeling purposes. At December 31, 2020 and March 31, 2021, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. Macroeconomic variables that we utilized from this scenario for our ACL calculation as of December 31, 2020 included, but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period. For our ACL calculation at March 31, 2021, the macroeconomic variables that we utilized included, but were not limited to: (i) gross domestic product, which reflects growth of 6% in 2021 and 2% in 2022, (ii) the Dow Jones Total Stock Market Index, which remains relatively flat through the R&S forecast period, (iii) unemployment, which averages 5% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period.

The ACL of $362.0 million at March 31, 2021 decreased $1.1 million, or 0.3%, from December 31, 2020 due to the improving macroeconomic environment, as noted previously. Our ending ACL coverage ratio at March 31, 2021 was 1.42%, compared to 1.43% at December 31, 2020. Total provision for credit losses for the three months ended March 31, 2021 was $5.9 million. Net charge-offs were $7.1 million during the three months ended March 31, 2021, compared to $5.7 million during the three months ended March 31, 2020.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	March 31, 2021	December 31, 2020
Mortgage loans sold with servicing retained	$4,670	$4,653

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended March 31,
(in millions)	2021	2020
Mortgage loans sold with servicing retained	$506	$260
Pretax net gains resulting from above loan sales (1)	17	7
Mortgage servicing fees (1)	3	3
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended March 31,
(in millions)	2021	2020
Balance at beginning of period	$35.6	$42.6
Additions	5.2	2.5
Payoffs and curtailments	(4.1)	(1.9)
(Impairment charge) / recovery	2.5	(7.7)
Amortization	(0.6)	(0.6)
Balance at end of period	$38.6	$34.9
Fair value, beginning of period	$35.6	$45.0
Fair value, end of period	40.2	34.9
We had a $4.8 million valuation allowance for MSRs as of March 31, 2021, compared to $7.3 million at December 31, 2020.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	March 31, 2021	December 31, 2020
Weighted average life (months)	71.3	66.6
Constant prepayment rate (annualized)	12.6%	13.4%
Discount rate	9.5%	9.5%
Effect on fair value due to change in interest rates:
+0.25%	$3	$2
+0.50%	5	4
-0.25%	(3)	(2)
-0.50%	(6)	(3)
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

NOTE 7.    OPERATING LEASES

We have operating leases primarily for certain branches, office space, land and office equipment. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of March 31, 2021, we had operating lease right-of-use assets and operating lease liabilities of $122.5 million and $130.4 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2021, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $21.5 million in right-of-use assets and other liabilities. These operating leases are currently expected to commence in 2021 with lease terms of 3 years to 20 years.
The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Operating lease cost	$7	$7
Variable lease cost	1	1
Total lease cost	$8	$8

Other information related to leases is as follows:
TABLE 7.2

	Three Months Ended March 31,
(dollars in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	4
Weighted average remaining lease term (years):
Operating leases	9.39	9.64
Weighted average discount rate:
Operating leases	2.6%	2.9%

Maturities of operating lease liabilities were as follows:
TABLE 7.3

(in millions)	March 31, 2021
2021	$19
2022	22
2023	17
2024	16
2025	12
Later years	64
Total lease payments	150
Less: imputed interest	(20)
Present value of lease liabilities	$130

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
Unconsolidated VIEs

The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at March 31, 2021 and December 31, 2020.

TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2021
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	115	41	115
Other investments	26	7	26
Total	$142	$114	$141
December 31, 2020
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	119	45	119
Other investments	26	8	26
Total	$146	$119	$145
(1) Represents our investment in unconsolidated subsidiaries.

Trust-Preferred Securities

We have certain wholly-owned trusts whose assets, liabilities, equity, income and expenses are not included within our Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing TPS, from which the proceeds are then invested in our junior subordinated debentures, which are reflected in our Consolidated Balance Sheets as subordinated notes. The TPS are the obligations of the trusts, and as such, are not consolidated within our Consolidated Financial Statements. For additional information relating to our TPS, see Note 9, “Borrowings” in the Notes to Consolidated Financial Statements.

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

The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 8.2

(in millions)	March 31, 2021	December 31, 2020
Proportional amortization method investments included in other assets	$71	$71
Equity method investments included in other assets	3	3
Total LIHTC investments included in other assets	$74	$74
Unfunded LIHTC commitments	$41	$45
The following table summarizes the impact of these LIHTC investments on specific line items of our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended March 31,
(in millions)	2021	2020
Non-interest income:
Amortization of tax credit investments under equity method, net of tax benefit	$—	$—
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$3	$3
Low-income housing tax credits	(3)	(3)
Other tax benefits related to tax credit investments	(1)	(1)
Total provision for income taxes	$(1)	$(1)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, and other equity method investments.

NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	March 31, 2021	December 31, 2020
Securities sold under repurchase agreements	$435	$403
Federal Home Loan Bank advances	1,130	1,280
Subordinated notes	122	121
Total short-term borrowings	$1,687	$1,804
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of March 31, 2021 or December 31, 2020. At March 31, 2021, $1.1 billion, or 100.0%, of the short-term FHLB advances were swapped to a fixed rate with maturities in 2021. This compares to $1.3 billion, or 100.0%, as of December 31, 2020.

Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	March 31, 2021	December 31, 2020
Federal Home Loan Bank advances	$400	$400
Senior notes	299	299
Subordinated notes	78	81
Junior subordinated debt	66	66
Other subordinated debt	248	249
Total long-term borrowings	$1,091	$1,095
Our banking affiliate has available credit with the FHLB of $8.3 billion, of which $1.5 billion was utilized as of March 31, 2021. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.26% to 0.29% for the three months ended March 31, 2021 and 0.30% to 0.34% for the year ended December 31, 2020.
The following table provides information relating to our senior debt and other subordinated debt as of March 31, 2021. These debt issuances are fixed-rate, with the exception of the debt offering in 2019, which is fixed-to-floating rate after February 14, 2024. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 9.3

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
The following table provides information relating to the Trusts as of March 31, 2021:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	1.83%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	1.50%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	1.66%	LIBOR + 146 bps
Total	$72	$3	$66

NOTE 10.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	March 31, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,180	$2	$—	$1,430	$3	$—
Interest rate swaps – not designated	4,947	4	25	4,791	—	37
Total subject to master netting arrangements	6,127	6	25	6,221	3	37
Not subject to master netting arrangements:
Interest rate swaps – not designated	4,947	211	32	4,791	349	—
Interest rate lock commitments – not designated	549	10	1	531	24	—
Forward delivery commitments – not designated	571	9	—	500	—	2
Credit risk contracts – not designated	425	—	1	437	—	1
Total not subject to master netting arrangements	6,492	230	34	6,259	373	3
Total	$12,619	$236	$59	$12,480	$376	$40
Certain derivative exchanges have enacted a rule change which in effect results in the legal characterization of variation margin payments for certain derivative contracts as settlement of the derivatives mark-to-market exposure and not collateral. Accordingly, we have changed our reporting of certain derivatives to record variation margin on trades cleared through these exchanges as settled.  The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The fair value of interest rate swaps - not designated has increased from December 31, 2020 primarily due to the significantly lower interest rate environment since year-end.
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
The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5	$(45)	Interest income (expense)	$(5)	$(1)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Three months ended March 31,
	2021		2020
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$221	$7	$266	$14
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	—	(5)	—	(1)
As of March 31, 2021, the maximum length of time over which forecasted interest cash flows are hedged is 3.6 years. In the twelve months that follow March 31, 2021, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $18.0 million ($14.0 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2021.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the three months ended March 31, 2021 and 2020, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 15, "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021.

Interest rate swap agreements with loan customers and with the offsetting counterparties are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $291.9 million as of March 31, 2021 have remaining terms ranging from one month to twenty years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.3 million at March 31, 2021 and $0.6 million at December 31, 2020. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.3 million, respectively, at March 31, 2021 and $0.2 million and $0.6 million, respectively at December 31, 2020.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Three Months Ended March 31,
(in millions)	Consolidated Statements of Income Location	2021	2020
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	9	(1)
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.1 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 10.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
March 31, 2021
Derivative Assets
Interest rate contracts:
Designated	$2	$—	$2	$—
Not designated	4	—	4	—
Total	$6	$—	$6	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$25	$—	$25	$—
Total	$25	$—	$25	$—

December 31, 2020
Derivative Assets
Interest rate contracts:
Designated	$3	$—	$3	$—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$37	$—	$37	$—
Total	$37	$—	$37	$—

NOTE 11.    COMMITMENTS, CREDIT RISK AND CONTINGENCIES
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
Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	March 31, 2021	December 31, 2020
Commitments to extend credit	$9,806	$9,285
Standby letters of credit	168	158
At March 31, 2021, funding of 74.6% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $13.5 million at March 31, 2021. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Note 9, “Borrowings” in the Notes to Consolidated Financial Statements.
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

NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 542,136 and 1,988,225 restricted stock units during the three months ended March 31, 2021 and 2020, respectively, including 325,284 and 571,932 performance-based restricted stock units during those same periods, respectively. As of March 31, 2021, we had available up to 5,362,034 shares of common stock to issue under this Plan, which includes 4,640,000 additional shares registered during the third quarter of 2020.

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Three Months Ended March 31,
	2021		2020
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,322,115	$9.46	2,858,357	$12.56
Granted	542,136	12.61	1,988,225	6.95
Net adjustment due to performance	327,256	11.84	—	—
Vested	(142,687)	7.29	(1,717)	14.15
Forfeited/expired	(8,334)	7.52	(11,362)	12.85
Dividend reinvestment	42,310	13.43	39,865	8.57
Unvested units outstanding at end of period	5,082,796	10.05	4,873,368	10.23
The following table provides certain information related to restricted stock units:
TABLE 12.2

(in millions)	Three Months Ended March 31,
	2021	2020
Stock-based compensation expense	$12	$8
Tax benefit related to stock-based compensation expense	3	2
Fair value of units vested	1	—
As of March 31, 2021, there was $10.0 million of unrecognized compensation cost related to unvested restricted stock units, including $1.2 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of March 31, 2021 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	3,076,326	2,006,470	5,082,796
Unrecognized compensation expense	$7	$3	$10
Intrinsic value	$39	$25	$64
Weighted average remaining life (in years)	1.64	1.27	1.49

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of March 31, 2021, we had 182,747 stock options outstanding and exercisable at a weighted average exercise price per share of $8.86, compared to 231,646 stock options outstanding and exercisable at a weighted average exercise price per share of $8.22 as of March 31, 2020.
The intrinsic value of outstanding and exercisable stock options at March 31, 2021 was $0.7 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 13.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended March 31,
(in millions)	2021	2020
Current income taxes:
Federal taxes	$21	$7
State taxes	2	2
Total current income taxes	23	9
Deferred income taxes:
Federal taxes	(1)	2
State taxes	—	—
Total deferred income taxes	(1)	2
Total income taxes	$22	$11
Statutory tax rate	21.0%	21.0%
Effective tax rate	18.9%	18.8%
The effective tax rates for the three months ended March 31, 2021 and March 31, 2020 were lower than the statutory federal tax rate primarily due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $56.1 million and $51.0 million at March 31, 2021 and December 31, 2020, respectively.

NOTE 14.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2021
Balance at beginning of period	$65	$(40)	$(64)	$(39)
Other comprehensive (loss) income before reclassifications	(21)	4	1	(16)
Amounts reclassified from AOCI	—	4	—	4
Net current period other comprehensive (loss) income	(21)	8	1	(12)
Balance at end of period	$44	$(32)	$(63)	$(51)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended March 31,
(dollars in millions, except per share data)	2021	2020
Net income	$93	$47
Less: Preferred stock dividends	2	2
Net income available to common stockholders	$91	$45
Basic weighted average common shares outstanding	320,975,209	324,247,710
Net effect of dilutive stock options, warrants and restricted stock	3,769,650	1,797,472
Diluted weighted average common shares outstanding	324,744,859	326,045,182
Earnings per common share:
Basic	$0.28	$0.14
Diluted	$0.28	$0.14

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 15.2

	Three Months Ended March 31,
	2021	2020
Average shares excluded from the diluted earnings per common share calculation	—	450

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Three Months Ended March 31,
(in millions)	2021	2020
Interest paid on deposits and other borrowings	$32	$75
Income taxes paid	5	—
Transfers of loans to other real estate owned	—	1

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
TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2021
Interest income	$251	$—	$—	$—	$251
Interest expense	25	—	—	3	28
Net interest income	226	—	—	(3)	223
Provision for credit losses	6	—	—	—	6
Non-interest income	63	15	6	(1)	83
Non-interest expense (1)	165	10	5	2	182
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	22	1	—	(1)	22
Net income (loss)	93	4	1	(5)	93
Total assets	38,360	40	34	41	38,475
Total intangibles	2,276	9	28	—	2,313
At or for the Three Months Ended March 31, 2020
Interest income	$306	$—	$—	$—	$306
Interest expense	68	—	—	6	74
Net interest income	238	—	—	(6)	232
Provision for credit losses	48	—	—	—	48
Non-interest income	52	13	6	(2)	69
Non-interest expense (1)	176	10	5	1	192
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	12	1	—	(2)	11
Net income (loss)	51	2	1	(7)	47
Total assets	34,933	34	36	46	35,049
Total intangibles	2,288	9	29	—	2,326
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 18.    FAIR VALUE MEASUREMENTS
Refer to Note 25 "Fair Value Measurements" to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$100	$—	$—	$100
U.S. government agencies	—	175	—	175
U.S. government-sponsored entities	—	160	—	160
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,103	—	1,103
Agency collateralized mortgage obligations	—	1,263	—	1,263
Commercial mortgage-backed securities	—	335	—	335
States of the U.S. and political subdivisions (municipals)	—	28	—	28
Other debt securities	—	2	—	2
Total debt securities available for sale	100	3,066	—	3,166
Loans held for sale	—	165	—	165
Derivative financial instruments
Trading	—	214	—	214
Not for trading	—	12	10	22
Total derivative financial instruments	—	226	10	236
Total assets measured at fair value on a recurring basis	$100	$3,457	$10	$3,567
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$58	$—	$58
Not for trading	—	—	1	1
Total derivative financial instruments	—	58	1	59
Total liabilities measured at fair value on a recurring basis	$—	$58	$1	$59

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	—	172	—	172
U.S. government-sponsored entities	—	161	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	994	—	994
Agency collateralized mortgage obligations	—	1,124	—	1,124
Commercial mortgage-backed securities	—	378	—	378
States of the U.S. and political subdivisions (municipals)	—	32	—	32
Other debt securities	—	2	—	2
Total debt securities available for sale	600	2,863	—	3,463
Loans held for sale	—	144	—	144
Derivative financial instruments
Trading	—	349	—	349
Not for trading	—	3	24	27
Total derivative financial instruments	—	352	24	376
Total assets measured at fair value on a recurring basis	$600	$3,359	$24	$3,983
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$37	$—	$37
Not for trading	—	3	—	3
Total derivative financial instruments	—	40	—	40
Total liabilities measured at fair value on a recurring basis	$—	$40	$—	$40

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2021
Balance at beginning of period	$24	$24
Purchases, issuances, sales and settlements:
Issuances	10	10
Settlements	(24)	(24)
Balance at end of period	$10	$10
Year Ended December 31, 2020
Balance at beginning of period	$3	$3
Purchases, issuances, sales and settlements:
Issuances	24	24
Settlements	(3)	(3)
Balance at end of period	$24	$24

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2021 or 2020.
From time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in 2020 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2021
Collateral dependent loans	$—	$—	$14	$14
Other assets - MSRs	—	—	14	14
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	—	—
December 31, 2020
Collateral dependent loans	$—	$—	$45	$45
Other assets - MSRs	—	—	36	36
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	3	3

The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the three months or twelve months ended March 31, 2021 and December 31, 2020, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2021 had a carrying amount of $19.2 million, which includes an allocated ACL of $18.0 million. The ACL includes a provision applicable to the current period fair value measurements of $6.8 million, which was included in provision for credit losses for the three months ended March 31, 2021.
MSRs measured at fair value on a non-recurring basis had a carrying value of $13.9 million, which included a valuation allowance of $4.8 million, as of March 31, 2021. The valuation allowance includes a recovery of $2.5 million included in earnings for the three months ended March 31, 2021. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $3.1 million, which included a valuation allowance of $0.9 million, as of March 31, 2021. The valuation allowance includes a recovery of $0.2 million included in earnings for the three months ended March 31, 2021.
OREO measured at fair value on a non-recurring basis during 2021 had a carrying amount of $0.5 million and was written down to $0.4 million, resulting in a loss of $0.1 million, which was included in earnings for the three months ended March 31, 2021.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2021
Financial Assets
Cash and cash equivalents	$2,668	$2,668	$2,668	$—	$—
Debt securities available for sale	3,166	3,166	100	3,066	—
Debt securities held to maturity	3,043	3,114	1	3,113	—
Net loans and leases, including loans held for sale	25,355	24,938	—	165	24,773
Loan servicing rights	42	43	—	—	43
Derivative assets	236	236	—	226	10
Accrued interest receivable	89	89	89	—	—
Financial Liabilities
Deposits	30,354	30,376	26,970	3,406	—
Short-term borrowings	1,687	1,688	1,688	—	—
Long-term borrowings	1,091	1,088	—	—	1,088
Derivative liabilities	59	59	—	58	1
Accrued interest payable	9	9	9	—	—
December 31, 2020
Financial Assets
Cash and cash equivalents	$1,383	$1,383	$1,383	$—	$—
Debt securities available for sale	3,463	3,463	600	2,863	—
Debt securities held to maturity	2,868	2,973	—	2,973	—
Net loans and leases, including loans held for sale	25,250	25,012	—	144	24,868
Loan servicing rights	39	39	—	—	39
Derivative assets	376	376	—	352	24
Accrued interest receivable	90	90	90	—	—
Financial Liabilities
Deposits	29,122	29,158	25,460	3,698	—
Short-term borrowings	1,804	1,809	1,809	—	—
Long-term borrowings	1,095	1,068	—	—	1,068
Derivative liabilities	40	40	—	40	—
Accrued interest payable	13	13	13	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three-month periods ended March 31, 2021 and 2020. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021. Our results of operations for the three months ended March 31, 2021 are not necessarily indicative of results expected for the full year.

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
•The COVID-19 pandemic and the federal, state, and local regulatory and governmental actions implemented in response to COVID-19 have resulted in a deterioration and disruption of the financial markets and national and local economic conditions, increased levels of unemployment and business failures, and the potential to have a material impact on, among other things, our business, financial condition, results of operations, liquidity, or on our management, employees, customers and critical vendors and suppliers. In view of the many unknowns associated with the COVID-19 pandemic, our forward-looking statements continue to be subject to various conditions that may be substantially different in the future than what we are currently experiencing or expecting, including, but not limited to, a prolonged recovery of the U.S. economy and labor market and the possible change in commercial and consumer customer fundamentals, expectations and sentiments. As a result, the COVID-19 impact, including U.S. government responsive measures to manage it or provide financial relief, the uncertainty regarding its duration and the success of vaccination efforts, it is possible the pandemic may have a material adverse impact on our business, operations and financial performance.
The risks identified here are not exclusive or the types of risks we may confront and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections of our 2020 Annual Report on Form 10-K, our subsequent 2021 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other 2021 filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-relations-shareholder-services. More specifically, our forward-looking statements may be subject to the evolving risks and uncertainties related to the COVID-19 pandemic and its macro-economic impact and the resulting governmental, business and societal responses to it. We have included our web address as an inactive textual reference only. Information on our website is not part of our SEC filings.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021 under the heading “Application of Critical Accounting Policies”. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2020.

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
To provide more meaningful comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2021 and 2020 periods were calculated using a federal statutory income tax rate of 21%.

FINANCIAL SUMMARY
Net income available to common stockholders for the first quarter of 2021 was $91.2 million or $0.28 per diluted common share, compared to net income available to common stockholders for the first quarter of 2020 of $45.4 million or $0.14 per diluted common share. On an operating basis, the first quarter of 2021 earnings per diluted common share (non-GAAP) was also $0.28, compared to the first quarter of 2020 earnings per diluted common share (non-GAAP) of $0.16, excluding $0.02 for significant items.
Non-interest income totaled a record $82.8 million for the three months ended March 31, 2021, up $14.3 million, or 20.8% compared to the first quarter of 2020. Return on average tangible common equity was 14.95% (non-GAAP) for the three months ended March 31, 2021, and total revenue increased on both a linked-quarter and year-over-year basis. We originated $0.9 billion in PPP loans during the first quarter of 2021, and non-interest-bearing deposits reached $9.9 billion, a year-over-year increase of 52.6%, as customer activity is increasing across the footprint with the U.S. economy moving toward reopening. Since the beginning of 2020, we have successfully leveraged our investments in technology and have had a significant amount of loan and deposit applications processed through our digital channels. Compared to March 31, 2020, loans and deposits increased $1.7 billion and $5.6 billion, respectively, resulting in a loan-to-deposit ratio of 84.1% and 96.5% at March 31, 2021 and 2020, respectively. We continued to strengthen our capital levels as tangible book value per share (non-GAAP) increased to $8.01 and our CET1 risk-based capital ratio reached an all-time high of 10.0%.
Income Statement Highlights (First quarter of 2021 compared to first quarter of 2020, except as noted)
•Earnings per diluted common share were $0.28, compared to $0.14, in the first quarter of 2020, and $0.22 in the fourth quarter of 2020.
•Operating earnings per diluted common share (non-GAAP) was $0.28, compared to $0.16, an increase of 75.0%.
•Total revenue of $305.7 million, up 1.5%, compared to $301.2 million, and up 1.0% compared to $302.8 million in the fourth quarter of 2020.
•Net interest income decreased $9.7 million, or 4.2%, as the lower interest rate environment impacted asset yields.
•Net interest margin (FTE) (non-GAAP) declined 39 basis points to 2.75% from 3.14%, reflecting the extended, pandemic-impacted low rate environment, as lower yields on securities, higher cash balances earning an average of 11 basis points and lower loan origination rates drove asset yields lower. However, the growth in average earning assets, reductions in the cost of interest-bearing-deposits, strong growth in non-interest-bearing deposits and the termination of higher-rate FHLB borrowings partially offset the impact of the lower rate environment. On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) decreased 12 basis points to 2.75% as earning asset yields declined 22 basis points and the total cost of funds decreased 9 basis points, with the cost of interest-bearing deposits decreasing 12 basis points.
•Record non-interest income of $82.8 million increased $14.3 million, or 20.8%, due primarily to strong contributions from mortgage banking, and our fee-based businesses of insurance, capital markets and wealth management.

•The annualized net charge-offs to total average loans ratio was 0.11%, compared to 0.10%, as a result of stable asset quality trends and an improving macroeconomic environment at the beginning of 2021.
•Provision for credit losses declined $41.9 million, or 87.6%, as the first quarter of 2020 provision reflected a significant deterioration in the macroeconomic environment driven by the uncertainty caused by the COVID-19 pandemic.
•Income tax expense increased $10.7 million, or 97.3%, primarily due to higher pre-tax earnings, as the effective tax rate was 18.9%, compared to 18.8%.
•The efficiency ratio (non-GAAP) equaled 58.7%, compared to 59.0%.
Balance Sheet Highlights (period-end balances, March 31, 2021 compared to December 31, 2020, unless otherwise indicated)
•Growth in total average loans compared to the first quarter of 2020 was $1.9 billion, or 8.3%, reflecting commercial loan growth of $2.7 billion, or 17.8%, partially offset by a $0.7 billion, or 8.3%, decrease in average consumer loans primarily attributable to the sale of $0.5 billion in indirect auto loans in November 2020. PPP loans totaled $2.5 billion at March 31, 2021, reflecting $0.9 billion of originations during the quarter, partially offset by $0.5 billion in SBA loan forgiveness processed. There were no PPP loans outstanding at March 31, 2020.
•Total average deposits grew $4.7 billion, or 19.3%, compared to the first quarter of 2020, primarily due to increases in average non-interest-bearing deposits of $2.9 billion, or 46.3%, and interest-bearing demand deposits of $2.3 billion, or 21.0%, partially offset by a decrease in average time deposits of $1.2 billion, or 24.7%. Average deposit growth reflected inflows from the PPP and government stimulus activities, in addition to organic growth in new and existing customer relationships.
•The ratio of loans to deposits was 84.1%, compared to 87.4%, as deposit growth outpaced loan growth. Additionally, the funding mix continued to improve with non-interest-bearing deposits totaling 33% of total deposits, compared to 31%. Cash balances increased $1.3 billion to $2.7 billion due primarily to deposits from PPP funding and government stimulus inflows.
•Total assets were $38.5 billion, compared to $37.4 billion, an increase of $1.1 billion, or 3.0%, primarily due to the increase in cash and cash equivalents due to significant deposit growth.
•The dividend payout ratio for the first quarter of 2021 was 42.8%, compared to 86.2% for the first quarter of 2020.
•The ratio of the ACL to total loans and leases decreased to 1.42% from 1.43% at December 31, 2020. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio (non-GAAP) equaled 1.57%, compared to 1.56%. The ACL on loans and leases totaled $362 million at March 31, 2021, essentially unchanged from $363 million at December 31, 2020.
•Tangible book value per share (non-GAAP) of $8.01 increased 7% from March 31, 2020, reflecting FNB's continued strategy to build tangible book value per share while optimizing capital deployment.
•The CET1 regulatory capital ratio increased to 10.0%, up from 9.1%.

TABLE 1

Quarterly Results Summary	1Q21	1Q20
Reported results
Net income available to common stockholders (millions)	$91.2	$45.4
Net income per diluted common share	0.28	0.14
Book value per common share (period-end)	15.27	14.67
Pre-provision net revenue (reported) (millions)	120.9	106.3
Common equity tier 1 capital ratio	10.0%	9.1%
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$91.2	$53.5
Operating net income per diluted common share	0.28	0.16
Tangible common equity to tangible assets (period-end)	7.06%	7.36%
Tangible book value per common share (period-end)	$8.01	$7.46
Pre-provision net revenue (operating) (millions)	$120.9	$116.5
Average diluted common shares outstanding (thousands)	324,745	326,045
Significant items impacting earnings(1) (millions)
Pre-tax COVID-19 expense	$—	$(2.0)
After-tax impact of COVID-19 expense	—	(1.6)
Pre-tax branch consolidation costs	—	(8.3)
After-tax impact of branch consolidation costs	—	(6.5)
Total significant items pre-tax	$—	$(10.3)
Total significant items after-tax	$—	$(8.1)

(1) Favorable (unfavorable) impact on earnings

Industry Developments
LIBOR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA will consider the case to require continued publication, on a synthetic basis, of 1-month, 3-month and 6-month LIBOR settings through June 30, 2023. After such date, the LIBOR settings will no longer be representative and representativeness will no longer be restored. It should be noted, however, that bank regulators, in a joint statement have urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the creation of safety and soundness risk. The FRB of New York has created a working group called the Alternative Reference Rate Committee (ARRC) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (SOFR) as a replacement index for LIBOR.
Similarly, we created an internal transition team that is managing our transition away from LIBOR. This transition team is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, as well as representatives of loan operations, information technology, legal, finance and other support functions. The transition team has completed an assessment of tasks needed for the transition, identified contracts that contain LIBOR language, is in the process of reviewing existing contract language for the presence of appropriate fallback rate language, developed and implemented loan fallback rate language for when LIBOR is retired and identified risks associated with the transition. The transition team is considering SOFR and other alternative indices as a replacement to LIBOR. The financial impact regarding pricing, valuation and operations of the transition is not yet known. Our transition team will work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR.
Effective October 1, 2020, we finalized the transition of new adjustable rate mortgages away from LIBOR to SOFR. Additionally, effective October 16, 2020, we modified our valuation methodology to reflect changes made by central clearinghouses to their discounting methodology and interest calculation of cash margin to SOFR for U.S. dollar cleared interest rate swaps.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020
Net income available to common stockholders for the first three months of 2021 was $91.2 million or $0.28 per diluted common share, compared to net income available to common stockholders for the first three months of 2020 of $45.4 million or $0.14 per diluted common share. The provision for credit losses totaled $5.9 million, compared to $47.8 million in the first quarter of 2020 with the year-ago quarter level primarily attributable to the COVID-19 impacts on macroeconomic forecasts used in the ACL model under the CECL standard. Non-interest income totaled $82.8 million, increasing $14.3 million, or 20.8%. Non-interest expense totaled $184.9 million, decreasing $10.0 million, or 5.1%. The first three months of 2020 included the impact of branch consolidation costs of $8.3 million and COVID-19 related expenses of $2.0 million.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended March 31,		$	%
(in thousands, except per share data)	2021	2020	Change	Change
Net interest income	$222,923	$232,631	$(9,708)	(4.2)%
Provision for credit losses	5,911	47,838	(41,927)	(87.6)
Non-interest income	82,805	68,526	14,279	20.8
Non-interest expense	184,862	194,892	(10,030)	(5.1)
Income taxes	21,720	11,010	10,710	97.3
Net income	93,235	47,417	45,818	96.6
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$91,225	$45,407	$45,818	100.9%
Earnings per common share – Basic	$0.28	$0.14	$0.14	100.0%
Earnings per common share – Diluted	0.28	0.14	0.14	100.0
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended March 31,
	2021	2020
Return on average equity	7.62%	3.91%
Return on average tangible common equity (2)	14.95	7.92
Return on average assets	1.00	0.55
Return on average tangible assets (2)	1.10	0.62
Book value per common share (1)	$15.27	$14.67
Tangible book value per common share (1) (2)	8.01	7.46
Equity to assets (1)	12.93%	13.81%
Average equity to average assets	13.19	14.07
Common equity to assets (1)	12.65	13.51
Tangible equity to tangible assets (1) (2)	7.36	7.69
Tangible common equity to tangible assets (1) (2)	7.06	7.36
Common equity tier 1 capital ratio	10.0	9.1
Dividend payout ratio	42.78	86.24
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,557,342	$423	0.11%	$163,450	$1,226	3.02%
Taxable investment securities (1)	4,916,772	21,917	1.78	5,297,596	31,335	2.37
Tax-exempt investment securities (1)(2)	1,127,197	9,721	3.45	1,125,766	10,068	3.58
Loans held for sale	164,374	1,493	3.64	76,457	984	5.15
Loans and leases (2) (3)	25,452,831	220,777	3.51	23,509,124	265,828	4.54
Total interest-earning assets (2)	33,218,516	254,331	3.09	30,172,393	309,441	4.12
Cash and due from banks	369,866			375,106
Allowance for credit losses	(369,792)			(307,496)
Premises and equipment	333,315			335,594
Other assets	4,074,810			4,079,637
Total assets	$37,626,715			$34,655,234
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,357,111	5,539	0.17	$11,035,736	25,145	0.92
Savings	3,280,324	172	0.02	2,618,395	1,827	0.28
Certificates and other time	3,516,533	9,534	1.10	4,669,556	22,495	1.94
Total interest-bearing deposits	20,153,968	15,245	0.31	18,323,687	49,467	1.09
Short-term borrowings	1,819,822	7,040	1.57	3,305,058	13,760	1.67
Long-term borrowings	1,093,036	6,264	2.32	1,457,531	10,282	2.84
Total interest-bearing liabilities	23,066,826	28,549	0.50	23,086,276	73,509	1.28
Non-interest-bearing demand	9,213,181			6,296,976
Total deposits and borrowings	32,280,007		0.36	29,383,252		1.01
Other liabilities	385,016			397,515
Total liabilities	32,665,023			29,780,767
Stockholders’ equity	4,961,692			4,874,467
Total liabilities and stockholders’ equity	$37,626,715			$34,655,234
Net interest-earning assets	$10,151,690			$7,086,117
Net interest income (FTE) (2)		225,782			235,932
Tax-equivalent adjustment		(2,859)			(3,301)
Net interest income		$222,923			$232,631
Net interest spread			2.59%			2.84%
Net interest margin (2)			2.75%			3.14%
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

Net Interest Income
Net interest income totaled $222.9 million, decreasing $9.7 million, or 4.2%. The decrease was primarily caused by the repricing impact on earning asset yields from lower interest rates and was partially offset by significant interest-earning asset growth of 10.1%. The net interest margin (FTE) (non-GAAP) declined 39 basis points to 2.75%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$383	$(1,186)	$(803)
Securities (2)	(3,513)	(6,252)	(9,765)
Loans held for sale	779	(270)	509
Loans and leases (2)	19,256	(64,307)	(45,051)
Total interest income (2)	16,905	(72,015)	(55,110)
Interest Expense (1)
Deposits:
Interest-bearing demand	1,236	(20,842)	(19,606)
Savings	31	(1,686)	(1,655)
Certificates and other time	(3,906)	(9,055)	(12,961)
Short-term borrowings	(4,384)	(2,336)	(6,720)
Long-term borrowings	(2,390)	(1,628)	(4,018)
Total interest expense	(9,413)	(35,547)	(44,960)
Net change (2)	$26,318	$(36,468)	$(10,150)
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
Interest income on an FTE basis (non-GAAP) of $254.3 million for the first three months of 2021, decreased $55.1 million, or 17.8%, from the same period of 2020, resulting from the decrease in benchmark interest rates, partially offset by an increase in interest-earning assets of $3.0 billion. The increase in interest-earning assets was primarily driven by a $1.9 billion, or 8.3%, increase in average total loans due to PPP activity and core origination activity across the footprint. Average commercial loan growth totaled $2.7 billion, or 17.8%, including growth of $1.8 billion, or 33.4%, in commercial and industrial loans. Commercial loan growth was led by strong commercial activity in the Pittsburgh, Cleveland, South Carolina, and Mid-Atlantic regions. Average consumer loans declined $0.7 billion, or 8.3%, was primarily due to the sale of $0.5 billion of indirect auto installment loans in November 2020. Additionally, the net reduction in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding loans, as average securities decreased $379.4 million, or 5.9%, given historically low and unattractive interest rates available for reinvestment purposes. For the first three months of 2021, the yield on average interest-earning assets (non-GAAP) decreased 103 basis points to 3.09%, compared to the first three months of 2020, primarily due the lower interest rate environment.
Interest expense of $28.5 million for the first three months of 2021 decreased $45.0 million, or 61.2%, from the same period of 2020, primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits. Average interest-bearing deposits increased $1.8 billion, or 10.0%, which reflects the benefit of organic growth, as well as deposits from PPP funding and government stimulus activities. Average long-term borrowings decreased $364.5 million, or 25.0%, primarily due to a decrease of $530.8 million in long-term FHLB borrowings, partially offset by an increase of $177.1 million in senior debt. During 2020, we utilized excess low-yielding cash to opportunistically terminate $715 million of FHLB borrowings, and in certain instances, their related interest rate swap. The terminated FHLB borrowings had a 2.49% interest rate with a remaining term of 1.6 years. During the first quarter of 2020, we issued $300 million of 2.20% fixed rate senior notes due in 2023. The rate paid on interest-bearing liabilities decreased 78 basis points to 0.50% for the first three months of 2021, compared to the first three months of 2020, due to reduced costs on interest-bearing deposits and lower borrowing costs.

Provision for Credit Losses
The following table presents information regarding the credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Provision for credit losses (on loans and leases)	$6,065	$47,828	$(41,763)	(87.3)%
Net loan charge-offs	7,135	5,683	1,452	25.5
Net loan charge-offs (annualized) / total average loans and leases	0.11%	0.10%
The provision for credit losses on loans and leases for the three months ended March 31, 2021 was $6.1 million, a decrease of $41.8 million from the year-ago quarter that reflected COVID-19 related impacts on macroeconomic forecasts used in the ACL model. Net charge-offs were $7.1 million during the three months ended March 31, 2021, compared to $5.7 million during the three months ended March 31, 2020, with both periods reflecting strong asset quality.
Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2021 and 2020 is presented in the following table:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Service charges	$27,831	$30,128	$(2,297)	(7.6)%
Trust services	9,083	7,962	1,121	14.1
Insurance commissions and fees	7,185	6,552	633	9.7
Securities commissions and fees	5,618	4,539	1,079	23.8
Capital markets income	7,712	11,113	(3,401)	(30.6)
Mortgage banking operations	15,733	(1,033)	16,766	n/m
Dividends on non-marketable equity securities	2,276	4,678	(2,402)	(51.3)
Bank owned life insurance	2,948	3,177	(229)	(7.2)
Net securities gains	41	53	(12)	(22.6)
Other	4,378	1,357	3,021	222.6
Total non-interest income	$82,805	$68,526	$14,279	20.8%
n/m - not meaningful
Total non-interest income increased $14.3 million, to $82.8 million for the first three months of 2021, a 20.8% increase from the same period of 2020. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $27.8 million for the first three months of 2021 decreased $2.3 million, or 7.6%, due primarily to lower customer transaction volumes in the COVID-19 environment, although volumes have steadily increased since late in the second quarter of 2020.

Trust services of $9.1 million for the first three months of 2021 increased $1.1 million, or 14.1%, from the same period of 2020, primarily driven by strong organic revenue production and the market value of assets under management increasing $1.5 billion, or 26.2%, to $7.2 billion at March 31, 2021.
Insurance commissions and fees of $7.2 million for the first three months of 2021 increased $0.6 million, or 9.7%, from the same period of 2020, primarily from organic revenue growth due to the benefit of our expanded footprint.
Securities commissions and fees increased $1.1 million, or 23.8%, due to strong activity levels across the footprint.
Capital markets income of $7.7 million for the first three months of 2021 decreased $3.4 million, or 30.6%, from $11.1 million for the same period of 2020, due to lower customer swap activity compared to record levels in the beginning of 2020 from heightened volatility in the interest rate environment.
Mortgage banking operations income of $15.7 million for the first three months of 2021 increased $16.8 million from the same period of 2020 as a result of expanded gain-on-sale margins based on our improved mix of retail originations and strong sold production levels. During the first quarter of 2021, we sold $0.5 billion of residential mortgage loans, a 68.7% increase compared to $0.3 billion for the same period of 2020. During the first three months of 2021, we recognized a $2.5 million favorable interest-rate related valuation adjustment on MSRs, compared to a $7.7 million unfavorable adjustment for the same period of 2020. Additionally, we recorded $2.3 million of higher MSR amortization for the first three months of 2021 due to higher prepayment speeds.
Dividends on non-marketable equity securities of $2.3 million for the first three months of 2021 decreased $2.4 million, or 51.3%, from the same period of 2020, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.
Other non-interest income was $4.4 million and $1.4 million for the first three months of 2021 and 2020, respectively. The first three months of 2021 included a $0.9 million increase in gain on sale of SBA loans and a $0.7 million increase in Small Business Investment Company (SBIC) investment income.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2021 and 2020 is presented in the following table:
TABLE 8

	Three Months Ended March 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$107,303	$103,805	$3,498	3.4%
Net occupancy	16,163	21,448	(5,285)	(24.6)
Equipment	17,030	16,046	984	6.1
Amortization of intangibles	3,050	3,339	(289)	(8.7)
Outside services	16,929	16,896	33	0.2
FDIC insurance	4,844	5,555	(711)	(12.8)
Bank shares and franchise taxes	3,779	4,092	(313)	(7.6)
Other	15,764	23,711	(7,947)	(33.5)
Total non-interest expense	$184,862	$194,892	$(10,030)	(5.1)%
Total non-interest expense of $184.9 million for the first three months of 2021 decreased $10.0 million, a 5.1% decrease from the same period of 2020. On an operating basis, non-interest expense increased $0.2 million, or 0.1%, when excluding significant items of $8.3 million in branch consolidation costs and $2.0 million of expenses associated with COVID-19 in the first three months of 2020. The variances in the individual non-interest expense items are further explained in the following paragraphs.

Salaries and employee benefits of $107.3 million for the first three months of 2021 increased $3.5 million or 3.4% from the same period of 2020, primarily related to production-related commissions and incentives corresponding with strong production levels from mortgage banking and our fee-based businesses and our normal annual merit increases.
Net occupancy and equipment expense of $33.2 million for the first three months of 2021 decreased $4.3 million, or 11.5%, from $37.5 million from the same period of 2020, primarily due to $7.2 million of branch consolidation costs in the first three months of 2020. On an operating basis, net occupancy and equipment expense increased $2.9 million, or 9.5%, primarily due to expansion in key regions such as the Mid-Atlantic and South Carolina and continued digital technology investment in the first three months of 2021.
FDIC insurance expense of $4.8 million for the first three months of 2021 decreased $0.7 million, or 12.8%, from the first three months of 2020, primarily due to increased subordinated debt at FNBPA and improved liquidity metrics.
Other non-interest expense was $15.8 million and $23.7 million for the first three months of 2021 and 2020, respectively, as the year-ago period included higher levels of community giving. Additional reductions during the first three months of 2021 included business development costs, OREO expense and operational losses, compared to the same period of 2020.
The following table presents non-interest expense excluding significant items for the three months ended March 31, 2021 and 2020:
TABLE 9

	Three Months Ended March 31,		$	%
(dollars in thousands)	2021	2020	Change	Change
Total non-interest expense, as reported	$184,862	$194,892	$(10,030)	(5.1)%
Significant items:
Branch consolidations	—	(8,262)	8,262
COVID-19 expense	—	(1,962)	1,962
Total non-interest expense, excluding significant items (1)	$184,862	$184,668	$194	0.1%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Income tax expense	$21,720	$11,010
Effective tax rate	18.9%	18.8%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was higher in the first quarter of 2021 compared to the year-ago quarter due to significantly higher pre-tax income.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 11

(dollars in millions)	March 31, 2021	December 31, 2020	$ Change	% Change
Assets
Cash and cash equivalents	$2,668	$1,383	$1,285	92.9%
Securities	6,209	6,331	(122)	(1.9)
Loans held for sale	185	154	31	20.1
Loans and leases, net	25,170	25,096	74	0.3
Goodwill and other intangibles	2,313	2,316	(3)	(0.1)
Other assets	1,930	2,074	(144)	(6.9)
Total Assets	$38,475	$37,354	$1,121	3.0%
Liabilities and Stockholders’ Equity
Deposits	$30,354	$29,122	$1,232	4.2%
Borrowings	2,778	2,899	(121)	(4.2)
Other liabilities	369	374	(5)	(1.3)
Total Liabilities	33,501	32,395	1,106	3.4
Stockholders’ Equity	4,974	4,959	15	0.3
Total Liabilities and Stockholders’ Equity	$38,475	$37,354	$1,121	3.0%

Cash and cash equivalents increased in 2021 due to continued customer expansion in our footprint, government stimulus programs and the strategic reduction in our investment portfolio, as reinvestment opportunities were less attractive in the low interest rate environment. The investment portfolio allocation shifted as exposure to prepayment sensitive securities was reduced.

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. Since the inception of the PPP program, we originated $3.6 billion of PPP loans, including $0.9 billion during the first quarter of 2021.

Paycheck Protection Program
The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCE Act) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCE Act authorized an additional $320 billion of funding for PPP loans. As of March 31, 2021, we had approximately $2.5 billion of PPP loans outstanding, net of unamortized net deferred fees of $58.6 million, which are included in the commercial and industrial category. During the first quarter of 2021, $0.5 billion of PPP loan balances were forgiven by the SBA.

PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. Loans closed prior to June 5, 2020, carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred until after a forgiveness determination is made, if submitted within ten months of the end of the loan forgiveness Covered Period. The loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. This fee is recognized in interest income over the contractual life of the loan under the effective yield method, adjusted for expected prepayments on these pools of homogenous loans. We expect most of the remaining $58.6 million of net deferred fees to be recognized by March 31, 2022 based on expected loan forgiveness activity. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (PPP Flexibility Act) which extended the term for new PPP loans to 5 years and permitted a lender to extend a 2-year PPP loan up to a 5-year term by mutual agreement of the lender and borrower. The PPP Flexibility Act also gives the borrower the option of 24 weeks to distribute the funds, and a borrower can remain eligible for loan forgiveness by using at least 60% of the funds for payroll costs. The SBA announced that lenders will have 60 days to review PPP loan forgiveness applications and that the SBA will remit the forgiveness payments within 90 days of receipt of approved forgiveness applications.

Following is a summary of loans and leases:

TABLE 12

	March 31, 2021	December 31, 2020	$ Change	% Change
(in millions)
Commercial real estate	$9,799	$9,731	$68	0.7%
Commercial and industrial	7,401	7,214	187	2.6
Commercial leases	471	485	(14)	(2.9)
Other	25	40	(15)	(37.5)
Total commercial loans and leases	17,696	17,470	226	1.3
Direct installment	2,025	2,020	5	0.2
Residential mortgages	3,329	3,433	(104)	(3.0)
Indirect installment	1,201	1,218	(17)	(1.4)
Consumer lines of credit	1,281	1,318	(37)	(2.8)
Total consumer loans	7,836	7,989	(153)	(1.9)
Total loans and leases	$25,532	$25,459	$73	0.3%
The commercial and industrial category includes PPP loans totaling $2.5 billion and $2.2 billion at March 31, 2021 and December 31, 2020, respectively.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 13

(in millions)	March 31, 2021	December 31, 2020	$ Change	% Change
Commercial real estate	$78	$85	$(7)	(8.2)%
Commercial and industrial	36	44	(8)	(18.2)
Commercial leases	2	2	—	—
Other	—	1	(1)	(100.0)
Total commercial loans and leases	116	132	(16)	(12.1)
Direct installment	12	11	1	9.1
Residential mortgages	21	18	3	16.7
Indirect installment	2	2	—	—
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	41	38	3	7.9
Total non-performing loans and leases	157	170	(13)	(7.6)
Other real estate owned	9	10	(1)	(10.0)
Non-performing assets	$166	$180	$(14)	(7.8)%
Non-performing assets decreased $14.6 million, from $180.7 million at December 31, 2020 to $166.1 million at March 31, 2021. This reflects a decrease of $12.8 million in non-performing loans and leases and a decrease of $1.8 million in OREO.

The decrease in non-performing loans was driven by the resolution of a few commercial credits, and the decrease in OREO was largely driven by the sale of properties in both the commercial and residential mortgage categories.
As long as the borrower was not experiencing financial difficulties immediately prior to COVID-19, short-term modifications, such as principal and interest deferments, are not being included in TDRs. These modifications will be closely monitored for any change in status.
Troubled Debt Restructured Loans

Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 14

(in millions)	Accruing	Non- Accrual	Total
March 31, 2021
Commercial real estate	$4	$27	$31
Commercial and industrial	1	1	2
Total commercial loans	5	28	33
Direct installment	23	4	27
Residential mortgages	24	7	31
Consumer lines of credit	6	1	7
Total consumer loans	53	12	65
Total TDRs	$58	$40	$98
December 31, 2020
Commercial real estate	$4	$18	$22
Commercial and industrial	1	3	4
Total commercial loans	5	21	26
Direct installment	23	4	27
Residential mortgages	24	7	31
Consumer lines of credit	6	1	7
Total consumer loans	53	12	65
Total TDRs	$58	$33	$91

Allowance for Credit Losses on Loans and Leases
On January 1, 2020, we adopted CECL which changed how we calculate the ACL as more fully described in Note 1, "Summary of Significant Accounting Policies" of our 2020 Annual Report on Form 10-K. The CECL model takes into consideration the expected credit losses over the life of the loan at the time the loan is originated compared to the incurred loss model under the prior standard. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through the cycle default mean calculated using an expanded period to include a prior recessionary period.

COVID-19 Impacts on the ACL
Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario from the first quarter of 2020 through the third quarter of 2020 for ACL modeling purposes. At December 31, 2020 and March 31, 2021, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. Macroeconomic variables that we utilized from this scenario for our ACL calculation as of December 31, 2020 included, but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period. For our ACL calculation at March 31, 2021, the macroeconomic variables that we utilized included, but were not limited to: (i) gross domestic product, which reflects growth of 6% in 2021 and 2% in 2022, (ii) the Dow Jones Total Stock Market Index, which remains relatively flat through the R&S forecast period, (iii) unemployment, which averages 5% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period.
The ACL of $362.0 million at March 31, 2021 decreased $1.1 million, or 0.3%, from December 31, 2020 due to the improving macroeconomic environment, as noted previously. Our ending ACL coverage ratio at March 31, 2021 was 1.42%. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio equaled 1.57%. Total provision for credit losses for the three months ended March 31, 2021 was $5.9 million. Net charge-offs were $7.1 million for the three months ended March 31, 2021, compared to $5.7 million for the three months ended March 31, 2020, with the increase primarily due two credits in the commercial and industrial portfolio. The ACL as a percentage of non-performing loans for the total portfolio increased from 213% as of December 31, 2020 to 230% as of March 31, 2021 following the decrease in non-performing loans during the quarter, while the total ACL remained largely unchanged.

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.

Following is a summary of deposits:
TABLE 15

(in millions)	March 31, 2021	December 31, 2020	$ Change	% Change
Non-interest-bearing demand	$9,935	$9,042	$893	9.9%
Interest-bearing demand	13,684	13,157	527	4.0
Savings	3,351	3,261	90	2.8
Certificates and other time deposits	3,384	3,662	(278)	(7.6)
Total deposits	$30,354	$29,122	$1,232	4.2%
Total deposits increased $1.2 billion, or 4.2%, from December 31, 2020, primarily as a result of growth in non-interest-bearing and interest-bearing balances due to an expansion of customer relationships and higher customer balances, which were aided by inflows from the PPP and government stimulus activity. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products. The deposit growth helped us eliminate overnight borrowings and reduce other short-term borrowings.

Capital Resources and Regulatory Matters
The access to, and cost of, funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight depend, in part, on our capital position.
The assessment of capital adequacy depends on a number of factors such as expected organic growth in the Consolidated Balance Sheet, asset quality, liquidity, earnings performance and sustainability, changing competitive conditions, regulatory changes or actions, and economic forces. We seek to maintain a strong capital base to support our growth and expansion activities, to provide stability to current operations and to promote public confidence.

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
On September 23, 2019, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. During the first quarter of 2021, we repurchased 3.0 million shares at a weighted average share price of $11.91 for $36.2 million under this repurchase program.
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
At March 31, 2021, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the interim final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. During the first quarter of 2021, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $66.8 million, or 25 basis points.
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

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 16

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
F.N.B. Corporation
Total capital	$3,349	12.49%	$2,683	10.00%	$2,817	10.50%
Tier 1 capital	2,787	10.39	1,610	6.00	2,280	8.50
Common equity tier 1	2,680	9.99	n/a	n/a	1,878	7.00
Leverage	2,787	7.87	n/a	n/a	1,416	4.00
Risk-weighted assets	26,827
FNBPA
Total capital	3,494	13.05%	2,678	10.00%	2,812	10.50%
Tier 1 capital	2,978	11.12	2,142	8.00	2,276	8.50
Common equity tier 1	2,898	10.82	1,741	6.50	1,875	7.00
Leverage	2,978	8.43	1,767	5.00	1,414	4.00
Risk-weighted assets	26,779
As of December 31, 2020
F.N.B. Corporation
Total capital	$3,324	12.33%	$2,695	10.00%	$2,830	10.50%
Tier 1 capital	2,759	10.24	1,617	6.00	2,291	8.50
Common equity tier 1	2,652	9.84	n/a	n/a	1,886	7.00
Leverage	2,759	7.83	n/a	n/a	1,410	4.00
Risk-weighted assets	26,948
FNBPA
Total capital	3,400	12.64%	2,690	10.00%	2,825	10.50%
Tier 1 capital	2,882	10.71	2,152	8.00	2,287	8.50
Common equity tier 1	2,802	10.42	1,749	6.50	1,883	7.00
Leverage	2,882	8.19	1,760	5.00	1,408	4.00
Risk-weighted assets	26,902
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2020 Annual Report on Form 10-K as filed with the SEC on February 25, 2021. Certain aspects of the Dodd-Frank Act remain subject to regulatory rulemaking and amendments to such previously promulgated rules, thereby making it difficult to anticipate with certainty the impact to us or the financial services industry resulting from this rulemaking process.

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
The LCR and MCH ratios are presented in the following table:
TABLE 17

	March 31, 2021	December 31, 2020	Internal limit
Liquidity coverage ratio	2.5 times	2.7 times	> 1 time
Months of cash on hand	18.0 months	22.2 months	> 12 months
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits were $30.4 billion at March 31, 2021, an increase of $1.2 billion, or 17.2% annualized, from December 31, 2020. Total non-interest-bearing demand deposit accounts grew $0.9 billion, or 40.1% annualized, and interest-bearing demand increased by $0.5 billion, or 16.2% annualized. Savings account balances increased $90.1 million, or 11.2% annualized. Time deposits declined $278.5 million, or 30.8% annualized. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor in the deposit growth.
Cash held at the FRB was $2.1 billion at March 31, 2021, an increase of $1.3 billion from December 31, 2020.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits, the Paycheck Protection Program Liquidity Fund (PPPLF) and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. The

ALCO is currently targeting a 1% guideline level for salable unpledged government and agency securities due to an elevated influx of related deposits, in part related to the PPP.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 18

(dollars in millions)	March 31, 2021	December 31, 2020
Unused wholesale credit availability	$16,302	$16,434
Unused wholesale credit availability as a % of FNBPA assets	42.5%	44.1%
Salable unpledged government and agency securities	$346	$546
Salable unpledged government and agency securities as a % of FNBPA assets	0.9%	1.5%
The PPPLF accounted for $2.5 billion of the unused wholesale credit availability at March 31, 2021. This funding source has been extended to June 30, 2021. We also had $2.2 billion, or 5.7% of total assets, in excess cash available to meet our pledging requirements.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2021 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was 9.6% as of March 31, 2021, compared to 8.2% as of December 31, 2020. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 19

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$802	$1,534	$1,772	$3,323	$7,431
Investments	2,551	230	333	597	3,711
	3,353	1,764	2,105	3,920	11,142
Liabilities
Non-maturity deposits	528	1,055	1,018	1,723	4,324
Time deposits	294	422	548	1,105	2,369
Borrowings	212	26	137	362	737
	1,034	1,503	1,703	3,190	7,430
Period Gap (Assets - Liabilities)	$2,319	$261	$402	$730	$3,712
Cumulative Gap	$2,319	$2,580	$2,982	$3,712
Cumulative Gap to Total Assets	6.0%	6.7%	7.8%	9.6%
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
The following repricing gap analysis as of March 31, 2021 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 20

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$11,664	$1,180	$1,126	$2,104	$16,074
Investments	2,551	242	483	588	3,864
	14,215	1,422	1,609	2,692	19,938
Liabilities
Non-maturity deposits	9,492	—	—	—	9,492
Time deposits	420	421	546	1,100	2,487
Borrowings	1,441	610	12	12	2,075
	11,353	1,031	558	1,112	14,054
Off-balance sheet	550	530	(100)	(100)	880
Period Gap (assets – liabilities + off-balance sheet)	$3,412	$921	$951	$1,480	$6,764
Cumulative Gap	$3,412	$4,333	$5,284	$6,764
Cumulative Gap to Assets	10.0%	12.6%	15.4%	19.7%

The twelve-month cumulative repricing gap to total assets was 19.7% and 19.6% as of March 31, 2021 and December 31, 2020, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at March 31, 2021, compared to December 31, 2020, is primarily related to growth in deposits. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor of growth in non-interest-bearing balances. We are also using this opportunity to expand customer relationships. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products. The deposit growth helped us eliminate overnight borrowings and reduce other short-term borrowings.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of March 31, 2021. Using a static Balance Sheet structure, the measures do not reflect all of management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 21

	March 31, 2021	December 31, 2020	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	21.1%	17.9%	n/a
+ 200 basis points	14.1	12.0	(5.0)%
+ 100 basis points	6.9	5.9	(5.0)
- 100 basis points	(1.9)	0.4	(5.0)
Economic value of equity:
+ 300 basis points	7.3	8.8	(25.0)
+ 200 basis points	5.8	7.1	(15.0)
+ 100 basis points	3.6	4.5	(10.0)
- 100 basis points	(6.9)	(9.4)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 3.6% at March 31, 2021 and 3.2% at December 31, 2020. The corresponding metrics for a minus 100 basis point Rate Ramp are (1.3)% and 0.4% at March 31, 2021 and December 31, 2020, respectively. Deposit rate assumptions are floored at zero in the negative scenarios.
The FRB's rapid and large downward interest rate moves in March 2020 as a response to the COVID-19 pandemic lowered all market interest rates, specifically 1-month LIBOR. Thirty-six percent of our net loans and leases are indexed to one-month LIBOR. Further, the yield curve flattened. These factors were the primary drivers of the increase in asset sensitivity off of a lower base net interest income. In this historically low rate environment, our strategy is to remain asset sensitive to benefit from future increases in interest rate.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on deposit products and shorten the term of the certificates of deposit volumes. This continues to be an intense focus of management. Further, management took advantage of the interest rate environment to reduce borrowing costs. On the lending side, we regularly sell long-term fixed-rate residential mortgages to the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 56.0% of total net loans and leases as of both March 31, 2021 and December 31, 2020, with 80.7% of these loans, or 45.3% of total net loans and leases tied to the Prime or one-month LIBOR rates as of March 31, 2021. As of March 31, 2021, the commercial swaps totaled $4.9 billion of notional principal, with $294.3 million in original notional swap principal originated during the first three months of 2021. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report. The investment portfolio is also used, in part, to manage our IRR position.
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
TABLE 22
Operating net income available to common stockholders

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income available to common stockholders	$91,225	$45,407
COVID-19 expense	—	1,962
Tax benefit of COVID-19 expense	—	(412)
Branch consolidation costs	—	8,262
Tax benefit of branch consolidation costs	—	(1,735)
Operating net income available to common stockholders (non-GAAP)	$91,225	$53,484
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as branch consolidation costs and COVID-19 expenses, are not organic costs to run our operations and facilities. The branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. The COVID-19 expenses represent special company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.
TABLE 23
Operating earnings per diluted common share

	Three Months Ended March 31,
	2021	2020
Net income per diluted common share	$0.28	$0.14
COVID-19 expense	—	0.01
Tax benefit of COVID-19 expense	—	—
Branch consolidation costs	—	0.03
Tax benefit of branch consolidation costs	—	(0.01)
Operating earnings per diluted common share (non-GAAP)	$0.28	$0.16

TABLE 24
Return on average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income available to common stockholders (annualized)	$369,970	$182,625
Amortization of intangibles, net of tax (annualized)	9,773	10,610
Tangible net income available to common stockholders (annualized) (non-GAAP)	$379,743	$193,235
Average total stockholders’ equity	$4,961,692	$4,874,467
Less: Average preferred stockholders' equity	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,315,012)	(2,327,901)
Average tangible common equity (non-GAAP)	$2,539,798	$2,439,684
Return on average tangible common equity (non-GAAP)	14.95%	7.92%
(1) Excludes loan servicing rights.
TABLE 25
Return on average tangible assets

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net income (annualized)	$378,118	$190,710
Amortization of intangibles, net of tax (annualized)	9,773	10,610
Tangible net income (annualized) (non-GAAP)	$387,891	$201,320
Average total assets	$37,626,715	$34,655,234
Less: Average intangible assets (1)	(2,315,012)	(2,327,901)
Average tangible assets (non-GAAP)	$35,311,703	$32,327,333
Return on average tangible assets (non-GAAP)	1.10%	0.62%
(1) Excludes loan servicing rights.

TABLE 26
Tangible book value per common share

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2021	2020
Total stockholders’ equity	$4,973,676	$4,841,987
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,313,478)	(2,326,371)
Tangible common equity (non-GAAP)	$2,553,316	$2,408,734
Ending common shares outstanding	318,696,426	322,674,191
Tangible book value per common share (non-GAAP)	$8.01	$7.46
(1) Excludes loan servicing rights.

TABLE 27
Tangible equity to tangible assets (period-end)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Total stockholders' equity	$4,973,676	$4,841,987
Less: Intangible assets (1)	(2,313,478)	(2,326,371)
Tangible equity (non-GAAP)	$2,660,198	$2,515,616
Total assets	$38,475,371	$35,048,746
Less: Intangible assets (1)	(2,313,478)	(2,326,371)
Tangible assets (non-GAAP)	$36,161,893	$32,722,375
Tangible equity / tangible assets (period-end) (non-GAAP)	7.36%	7.69%
(1) Excludes loan servicing rights.
TABLE 28
Tangible common equity / tangible assets (period-end)

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Total stockholders' equity	$4,973,676	$4,841,987
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,313,478)	(2,326,371)
Tangible common equity (non-GAAP)	$2,553,316	$2,408,734
Total assets	$38,475,371	$35,048,746
Less: Intangible assets (1)	(2,313,478)	(2,326,371)
Tangible assets (non-GAAP)	$36,161,893	$32,722,375
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.06%	7.36%
(1) Excludes loan servicing rights.
TABLE 29
Allowance for credit losses / loans and leases, excluding PPP loans (period-end)

Three Months Ended March 31,
(dollars in thousands)	2021
ACL - loans	$362,037
Loans and leases	$25,532,163
Less: PPP loans outstanding	(2,487,890)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$23,044,273
ACL loans / loans and leases, excluding PPP loans (non-GAAP)	1.57%

Key Performance Indicators
TABLE 30
Pre-provision net revenue to average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Net interest income	$222,923	$232,631
Non-interest income	82,805	68,526
Less: Non-interest expense	(184,862)	(194,892)
Pre-provision net revenue (as reported)	$120,866	$106,265
Pre-provision net revenue (as reported) (annualized)	$490,179	$427,395
Adjustments:
Add: COVID-19 expense (non-interest expense)	—	1,962
Add: Branch consolidation costs (non-interest expense)	—	8,262
Pre-provision net revenue (operating) (non-GAAP)	$120,866	$116,489
Pre-provision net revenue (operating) (annualized) (non-GAAP)	$490,179	$468,515
Average total shareholders’ equity	$4,961,692	$4,874,467
Less: Average preferred shareholders’ equity	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,315,012)	(2,327,901)
Average tangible common equity (non-GAAP)	$2,539,798	$2,439,684
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	19.30%	17.52%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	19.30%	19.20%
(1) Excludes loan servicing rights.

TABLE 31
Efficiency ratio

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Non-interest expense	$184,862	$194,892
Less: Amortization of intangibles	(3,050)	(3,339)
Less: OREO expense	(786)	(1,647)
Less: COVID-19 expense	—	(1,962)
Less: Branch consolidation costs	—	(8,262)
Adjusted non-interest expense	$181,026	$179,682
Net interest income	$222,923	$232,631
Taxable equivalent adjustment	2,859	3,301
Non-interest income	82,805	68,526
Less: Net securities gains	(41)	(53)
Adjusted net interest income (FTE) + non-interest income	$308,546	$304,405
Efficiency ratio (FTE) (non-GAAP)	58.67%	59.03%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2021, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 11, "Commitments, Credit Risk and Contingencies" of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.

ITEM 1A.    RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2020 Annual Report on Form 10-K. There were no material changes in risk factors relevant to our results of operations, financial condition or liquidity since December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding FNB's purchases of our common stock during the three-month period ended March 31, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
January 1 - January 31, 2021	199,500	$10.01	199,500	$109,572,262
February 1 - February 28, 2021	790,300	10.12	790,300	101,566,215
March 1 - March 31, 2021	2,045,058	12.79	2,045,058	75,374,409
Total	3,034,858	$11.91	3,034,858

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

F.N.B. Corporation

Dated:	May 6, 2021	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2021	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 6, 2021	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)