Form 10-Q
period 2021-06-30
FNB CORP/PA/
filed 2021-08-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2021
Common Stock, $0.01 Par Value	319,519,081	Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2021

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	Howard	Howard Bancorp, Inc.
AFS	Available for sale	HTM	Held to maturity
ALCO	Asset/Liability Committee	LGD	Loss given default
AOCI	Accumulated other comprehensive income	LIBOR	London Inter-bank Offered Rate
ASC	Accounting Standards Codification	LIHTC	Low income housing tax credit
ASU	Accounting Standards Update	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
AULC	Allowance for unfunded loan commitments	MSRs	Mortgage servicing rights
BOLI	Bank owned life insurance	OCC	Office of the Comptroller of the Currency
CARES Act	Coronavirus Aid, Relief and Economic Security Act	OREO	Other real estate owned
CECL	Current expected credit losses	PCD	Purchased credit deteriorated
CET1	Common equity tier 1	PPP	Paycheck Protection Program
COVID-19	Novel coronavirus disease of 2019	R&S	Reasonable and Supportable
EVE	Economic value of equity	RRR	Reference Rate Reform
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FNB	F.N.B. Corporation	TDR	Troubled debt restructuring
FNBPA	First National Bank of Pennsylvania	TPS	Trust preferred securities
FRB	Board of Governors of the Federal Reserve System	U.S.	United States of America
FTE	Fully taxable equivalent	UST	U.S. Department of the Treasury
GAAP	U.S. generally accepted accounting principles	VIE	Variable interest entity

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$394	$369
Interest-bearing deposits with banks	2,550	1,014
Cash and Cash Equivalents	2,944	1,383
Debt securities available for sale (amortized cost of $3,068 and $3,380; allowance for credit losses of $0 and $0)	3,126	3,463
Debt securities held to maturity (fair value of $3,217 and $2,973; allowance for credit losses of $0 and $0 )	3,135	2,868
Loans held for sale (includes $159 and $144 measured at fair value(1))	177	154
Loans and leases, net of unearned income of $75 and $77	25,111	25,459
Allowance for credit losses on loans and leases	(357)	(363)
Net Loans and Leases	24,754	25,096
Premises and equipment, net	343	332
Goodwill	2,262	2,262
Core deposit and other intangible assets, net	48	54
Bank owned life insurance	549	549
Other assets	1,068	1,193
Total Assets	$38,406	$37,354
Liabilities
Deposits:
Non-interest-bearing demand	$10,198	$9,042
Interest-bearing demand	13,657	13,157
Savings	3,413	3,261
Certificates and other time deposits	3,201	3,662
Total Deposits	30,469	29,122
Short-term borrowings	1,650	1,804
Long-term borrowings	888	1,095
Other liabilities	362	374
Total Liabilities	33,369	32,395
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 329,369,589 and 328,057,368 shares	3	3
Additional paid-in capital	4,101	4,087
Retained earnings	981	869
Accumulated other comprehensive loss	(46)	(39)
Treasury stock – 9,904,433 and 6,427,839 shares at cost	(109)	(68)
Total Stockholders’ Equity	5,037	4,959
Total Liabilities and Stockholders’ Equity	$38,406	$37,354
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest Income
Loans and leases, including fees	$224	$245	$445	$511
Securities:
Taxable	21	28	43	59
Tax-exempt	7	8	15	16
Other	1	—	1	1
Total Interest Income	253	281	504	587
Interest Expense
Deposits	12	35	27	84
Short-term borrowings	7	8	14	22
Long-term borrowings	6	9	12	20
Total Interest Expense	25	52	53	126
Net Interest Income	228	229	451	461
Provision for credit losses	(1)	30	5	78
Net Interest Income After Provision for Credit Losses	229	199	446	383
Non-Interest Income
Service charges	30	24	58	54
Trust services	9	7	18	15
Insurance commissions and fees	6	5	13	12
Securities commissions and fees	6	3	12	8
Capital markets income	7	13	15	24
Mortgage banking operations	7	17	23	16
Dividends on non-marketable equity securities	3	3	5	8
Bank owned life insurance	5	4	8	7
Other	7	1	11	2
Total Non-Interest Income	80	77	163	146
Non-Interest Expense
Salaries and employee benefits	102	94	209	198
Net occupancy	16	14	32	35
Equipment	17	16	34	32
Amortization of intangibles	3	4	6	7
Outside services	19	17	36	34
FDIC insurance	4	5	9	11
Bank shares and franchise taxes	4	4	8	8
Other	17	22	33	46
Total Non-Interest Expense	182	176	367	371
Income Before Income Taxes	127	100	242	158
Income taxes	25	16	47	27
Net Income	102	84	195	131
Preferred stock dividends	2	2	4	4
Net Income Available to Common Stockholders	$100	$82	$191	$127
Earnings per Common Share
Basic	$0.31	$0.25	$0.60	$0.39
Diluted	0.31	0.25	0.59	0.39
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$102	$84	$195	$131
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1, $4, $(5) and $19	2	13	(19)	66
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $(1), $1 and $(11)	—	(5)	4	(40)
Reclassification adjustment for gains included in net income, net of tax expense of $1, $1, $2 and $1	3	2	7	3
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0, $0, $0 and $0	—	—	1	1
Other Comprehensive Income (Loss)	5	10	(7)	30
Comprehensive Income	$107	$94	$188	$161
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended June 30, 2020
Balance at beginning of period	$107	$3	$4,075	$754	$(45)	$(52)	$4,842
Comprehensive income				84	10		94
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(40)			(40)
Issuance of common stock		—	3			(3)	—
Restricted stock compensation			3				3
Balance at end of period	$107	$3	$4,081	$796	$(35)	$(55)	$4,897
Three Months Ended June 30, 2021
Balance at beginning of period	$107	$3	$4,099	$921	$(51)	$(105)	$4,974
Comprehensive income				102	5		107
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	2	(1)		(4)	(3)
Balance at end of period	$107	$3	$4,101	$981	$(46)	$(109)	$5,037

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2020
Balance at beginning of period	$107	$3	$4,067	$798	$(65)	$(27)	$4,883
Comprehensive income				131	30		161
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(79)			(79)
Issuance of common stock		—	3			(3)	—
Repurchase of common stock						(25)	(25)
Restricted stock compensation			11				11
Adoption of new accounting standards				(50)	—		(50)
Balance at end of period	$107	$3	$4,081	$796	$(35)	$(55)	$4,897
Six Months Ended June 30, 2021
Balance at beginning of period	$107	$3	$4,087	$869	$(39)	$(68)	$4,959
Comprehensive income				195	(7)		188
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(78)			(78)
Issuance of common stock		—	3	(1)		(5)	(3)
Repurchase of common stock						(36)	(36)
Restricted stock compensation			11				11
Balance at end of period	$107	$3	$4,101	$981	$(46)	$(109)	$5,037
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$195	$131
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	2	5
Provision for credit losses	5	78
Deferred tax expense (benefit)	3	(24)
Loans originated for sale	(1,099)	(772)
Loans sold	1,107	727
Net gain on sale of loans	(32)	(12)
Net change in:
Interest receivable	6	14
Interest payable	(2)	(2)
Bank owned life insurance, excluding purchases	1	(4)
Other, net	114	(299)
Net cash flows provided by (used in) operating activities	300	(158)
Investing Activities
Net change in loans and leases, excluding sales and transfers	381	(2,778)
Debt securities available for sale:
Purchases	(854)	(425)
Maturities/payments	1,161	492
Debt securities held to maturity:
Purchases	(725)	(86)
Maturities/payments	453	309
Increase in premises and equipment	(32)	(20)
Other, net	—	1
Net cash flows provided by (used in) investing activities	384	(2,507)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	1,807	4,071
Time deposits	(461)	(462)
Short-term borrowings	(153)	(804)
Proceeds from issuance of long-term borrowings	12	314
Repayment of long-term borrowings	(218)	(25)
Repurchase of common stock	(36)	(25)
Cash dividends paid:
Preferred stock	(4)	(4)
Common stock	(78)	(79)
Other, net	8	11
Net cash flows provided by financing activities	877	2,997
Net Increase in Cash and Cash Equivalents	1,561	332
Cash and cash equivalents at beginning of period	1,383	599
Cash and Cash Equivalents at End of Period	$2,944	$931
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2021
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of June 30, 2021, we had 338 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements (unaudited) include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Bank Capital Services, LLC, F.N.B. Capital Corporation, LLC and Waubank Securities, LLC, and include results for each of these entities in the accompanying Consolidated Financial Statements.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications had no impact on our net income and stockholders’ equity. Events occurring subsequent to June 30, 2021 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the Securities and Exchange Commission.
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

For securities affected by RRR that were classified as HTM before January 1, 2020, the Updates also allow an entity to make a one-time election to sell and/or transfer these securities to AFS or Trading.
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

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at June 30, 2021 and December 31, 2020. Accrued interest receivable on AFS debt securities totaled $6.3 million and $6.2 million at June 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
June 30, 2021
U.S. government agencies	$165	$2	$—	$167
U.S. government-sponsored entities	160	1	(1)	160
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,187	29	—	1,216
Agency collateralized mortgage obligations	1,208	23	(5)	1,226
Commercial mortgage-backed securities	313	10	(1)	322
States of the U.S. and political subdivisions (municipals)	33	—	—	33
Other debt securities	2	—	—	2
Total debt securities AFS	$3,068	$65	$(7)	$3,126

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2020
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	172	—	—	172
U.S. government-sponsored entities	160	1	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	959	35	—	994
Agency collateralized mortgage obligations	1,094	31	(1)	1,124
Commercial mortgage-backed securities	361	17	—	378
States of the U.S. and political subdivisions (municipals)	32	—	—	32
Other debt securities	2	—	—	2
Total debt securities AFS	$3,380	$84	$(1)	$3,463

The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM municipal bond portfolio was $0.04 million at both June 30, 2021 and December 31, 2020. Accrued interest receivable on HTM debt securities totaled $12.2 million and $12.5 million at June 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
June 30, 2021
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	40	—	—	40
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,116	23	(1)	1,138
Agency collateralized mortgage obligations	626	12	(3)	635
Commercial mortgage-backed securities	299	6	(1)	304
States of the U.S. and political subdivisions (municipals)	1,052	46	—	1,098
Total debt securities HTM	$3,135	$87	$(5)	$3,217

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2020
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	120	1	—	121
Residential mortgage-backed securities:
Agency mortgage-backed securities	769	29	—	798
Agency collateralized mortgage obligations	562	17	—	579
Commercial mortgage-backed securities	307	10	—	317
States of the U.S. and political subdivisions (municipals)	1,108	48	—	1,156
Total debt securities HTM	$2,868	$105	$—	$2,973

There were no significant gross gains or gross losses realized on securities during the six months ended June 30, 2021 or 2020.

As of June 30, 2021, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$85	$86	$40	$40
Due after one year but within five years	95	94	22	22
Due after five years but within ten years	110	111	128	131
Due after ten years	70	71	904	947
	360	362	1,094	1,140
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,187	1,216	1,116	1,138
Agency collateralized mortgage obligations	1,208	1,226	626	635
Commercial mortgage-backed securities	313	322	299	304
Total debt securities	$3,068	$3,126	$3,135	$3,217
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

(dollars in millions)	June 30, 2021	December 31, 2020
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,338	$5,384
As collateral for short-term borrowings	403	402
Securities pledged as a percent of total securities	91.7%	91.4%
At June 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in any amount greater than 10% of stockholders’ equity.

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of continuous loss position:

TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
June 30, 2021
U.S. government agencies	1	$—	$—	11	$22	$—	12	$22	$—
U.S. government-sponsored entities	2	74	(1)	—	—	—	2	74	(1)
Residential mortgage-backed securities:
Agency mortgage-backed securities	3	152	—	—	—	—	3	152	—
Agency collateralized mortgage obligations	12	493	(5)	—	—	—	12	493	(5)
Commercial mortgage-backed securities	2	37	(1)	—	—	—	2	37	(1)
States of the U.S. and political subdivisions (municipals)	4	10	—	—	—	—	4	10	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	24	$766	$(7)	12	$24	$—	36	$790	$(7)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2020
U.S. government agencies	1	$13	$—	16	$69	$—	17	$82	$—
U.S. government-sponsored entities	1	25	—	—	—	—	1	25	—
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	5	130	(1)	—	—	—	5	130	(1)
Other debt securities	—	—	—	1	2	—	1	2	—
Total	7	$168	$(1)	17	$71	$—	24	$239	$(1)
We evaluated the AFS debt securities that were in an unrealized loss position at June 30, 2021. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates and does not reflect any expected credit losses. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.1 billion as of June 30, 2021 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 64% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
For the year-to-date periods ending June 30, 2021 and 2020, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.04 million as of both June 30, 2021 and December 31, 2020, respectively. No other securities portfolios had an ACL. At June 30, 2021 and December 31, 2020, there were no securities that were past due or on non-accrual.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $56.9 million at June 30, 2021 and $62.9 million at December 31, 2020, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the tables below. Upon adoption of CECL on January 1, 2020, PCD assets were adjusted to reflect the addition of a $50.3 million ACL and a remaining noncredit discount of $110.0 million included in the amortized cost. The remaining noncredit discount was $39.3 million and $50.9 million at June 30, 2021 and December 31, 2020, respectively.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	June 30, 2021	December 31, 2020
Commercial real estate	$9,793	$9,731
Commercial and industrial	6,619	7,214
Commercial leases	477	485
Other	80	40
Total commercial loans and leases	16,969	17,470
Direct installment	2,145	2,020
Residential mortgages	3,505	3,433
Indirect installment	1,223	1,218
Consumer lines of credit	1,269	1,318
Total consumer loans	8,142	7,989
Total loans and leases, net of unearned income	$25,111	$25,459

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
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers. PPP loans are included in the commercial and industrial category and comprise $1.6 billion and $2.2 billion of this category's outstanding balance at June 30, 2021 and December 31, 2020, respectively. The PPP loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	June 30, 2021	December 31, 2020
Commercial real estate:
Percent owner-occupied	28.0%	28.1%
Percent non-owner-occupied	72.0	71.9

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

The following tables summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 4.4

June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$767	$1,822	$1,784	$1,008	$862	$2,556	$123	$8,922
Special Mention	16	13	34	118	134	173	4	492
Substandard	—	8	34	42	58	234	3	379
Total commercial real estate	783	1,843	1,852	1,168	1,054	2,963	130	9,793
Commercial and Industrial:
Risk Rating:
Pass	1,494	1,529	848	463	251	332	1,243	6,160
Special Mention	—	34	17	17	19	76	46	209
Substandard	3	8	20	60	42	27	90	250
Total commercial and industrial	1,497	1,571	885	540	312	435	1,379	6,619
Commercial Leases:
Risk Rating:
Pass	84	141	116	64	49	4	—	458
Special Mention	—	—	—	2	3	2	—	7
Substandard	—	6	3	2	1	—	—	12
Total commercial leases	84	147	119	68	53	6	—	477
Other Commercial:
Risk Rating:
Pass	12	—	—	—	—	3	64	79
Substandard	—	—	—	—	—	1	—	1
Total other commercial	12	—	—	—	—	4	64	80
Total commercial	2,376	3,561	2,856	1,776	1,419	3,408	1,573	16,969

CONSUMER
Direct Installment:
Current	450	630	267	159	117	507	—	2,130
Past due	—	1	1	1	1	11	—	15
Total direct installment	450	631	268	160	118	518	—	2,145
Residential Mortgages:
Current	695	1,022	503	194	275	778	1	3,468
Past due	—	1	3	4	2	27	—	37
Total residential mortgages	695	1,023	506	198	277	805	1	3,505
Indirect Installment:
Current	285	322	205	247	99	57	—	1,215
Past due	—	2	2	2	1	1	—	8
Total indirect installment	285	324	207	249	100	58	—	1,223
Consumer Lines of Credit:
Current	7	3	5	7	3	128	1,104	1,257
Past due	—	—	—	—	—	10	2	12
Total consumer lines of credit	7	3	5	7	3	138	1,106	1,269
Total consumer	1,437	1,981	986	614	498	1,519	1,107	8,142
Total loans and leases	$3,813	$5,542	$3,842	$2,390	$1,917	$4,927	$2,680	$25,111

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
June 30, 2021
Commercial real estate	$17	$—	$61	$78	$9,715	$9,793	$22
Commercial and industrial	4	—	31	35	6,584	6,619	13
Commercial leases	2	—	1	3	474	477	—
Other	—	—	1	1	79	80	—
Total commercial loans and leases	23	—	94	117	16,852	16,969	35
Direct installment	3	1	11	15	2,130	2,145	—
Residential mortgages	17	5	15	37	3,468	3,505	—
Indirect installment	6	—	2	8	1,215	1,223	—
Consumer lines of credit	5	1	6	12	1,257	1,269	—
Total consumer loans	31	7	34	72	8,070	8,142	—
Total loans and leases	$54	$7	$128	$189	$24,922	$25,111	$35

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2020
Commercial real estate	$13	$—	$85	$98	$9,633	$9,731	$36
Commercial and industrial	8	—	44	52	7,162	7,214	16
Commercial leases	2	—	2	4	481	485	—
Other	—	—	1	1	39	40	—
Total commercial loans and leases	23	—	132	155	17,315	17,470	52
Direct installment	7	2	11	20	2,000	2,020	—
Residential mortgages	23	11	18	52	3,381	3,433	—
Indirect installment	10	1	2	13	1,205	1,218	—
Consumer lines of credit	9	2	7	18	1,300	1,318	—
Total consumer loans	49	16	38	103	7,886	7,989	—
Total loans and leases	$72	$16	$170	$258	$25,201	$25,459	$52

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	June 30, 2021	December 31, 2020
Non-accrual loans	$128	$170
Total non-performing loans	128	170
Other real estate owned	9	10
Total non-performing assets	$137	$180
Asset quality ratios:
Non-performing loans / total loans and leases	0.51%	0.67%
Non-performing assets + 90 days past due + OREO / total loans and leases + OREO	0.57	0.77
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.3 million at June 30, 2021 and $2.5 million at December 31, 2020. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at June 30, 2021 and December 31, 2020 totaled $5.7 million and $8.2 million, respectively. During 2020 and 2021, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans, under the CARES Act, to all residential mortgage loan customers.
Approximately $54 million of commercial loans are collateral dependent at June 30, 2021. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Troubled Debt Restructurings
TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Consistent with the CARES Act and interagency bank regulatory guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. As of June 30, 2021, we had $170 million in loans that have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic. Also, consistent with the CARES Act and the interagency bank regulatory guidelines, such modifications are not included in our TDR totals.
Following is a summary of the composition of total TDRs:
TABLE 4.7

(in millions)	June 30, 2021	December 31, 2020
Accruing	$57	$58
Non-accrual	38	33
Total TDRs	$95	$91

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the six months ended June 30, 2021, we returned to accruing status $6.9 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.

Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $1.4 million at June 30, 2021 compared to $2.8 million at December 31, 2020, and pooled reserves for individual loans of $2.3 million and $2.5 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.7 million for June 30, 2021 and $4.1 million for December 31, 2020. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 4.8

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	9	$2	$2	19	$19	$19
Commercial and industrial	4	—	—	5	—	—
Total commercial loans	13	2	2	24	19	19
Direct installment	9	—	—	19	1	1
Residential mortgages	2	—	—	3	—	—
Consumer lines of credit	15	1	1	25	2	2
Total consumer loans	26	1	1	47	3	3
Total	39	$3	$3	71	$22	$22

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	11	$5	$5	16	$6	$5
Commercial and industrial	9	2	1	16	3	2
Other	—	—	—	1	—	—
Total commercial loans	20	7	6	33	9	7
Direct installment	19	1	1	38	3	3
Residential mortgages	2	1	1	16	2	2
Consumer lines of credit	13	—	—	28	1	1
Total consumer loans	34	2	2	82	6	6
Total	54	$9	$8	115	$15	$13
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.9

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	—	$—	1	$—
Total commercial loans	—	—	1	—
Direct installment	1	—	1	—
Residential mortgages	—	—	1	—
Total consumer loans	1	—	2	—
Total	1	$—	3	$—

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	4	$1	8	$3
Commercial and industrial	1	—	2	—
Total commercial loans	5	1	10	3
Direct installment	3	—	7	—
Residential mortgages	1	—	2	—
Consumer lines of credit	2	—	2	—
Total consumer loans	6	—	11	—
Total	11	$1	21	$3

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2021
Commercial real estate	$184	$(5)	$2	$(3)	$(5)	$176
Commercial and industrial	79	(1)	1	—	2	81
Commercial leases	17	—	—	—	(1)	16
Other	1	(1)	—	(1)	1	1
Total commercial loans and leases	281	(7)	3	(4)	(3)	274
Direct installment	26	—	—	—	1	27
Residential mortgages	32	—	—	—	1	33
Indirect installment	11	(1)	1	—	1	12
Consumer lines of credit	12	—	—	—	(1)	11
Total consumer loans	81	(1)	1	—	2	83
Total allowance for credit losses on loans and leases	362	(8)	4	(4)	(1)	357
Allowance for unfunded loan commitments	14	—	—	—	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$376	$(8)	$4	$(4)	$(1)	$371
Six Months Ended June 30, 2021
Commercial real estate	$181	$(6)	$3	$(3)	$(2)	$176
Commercial and industrial	81	(9)	2	(7)	7	81
Commercial leases	17	—	1	1	(2)	16
Other	1	(2)	1	(1)	1	1
Total commercial loans and leases	280	(17)	7	(10)	4	274
Direct installment	26	—	—	—	1	27
Residential mortgages	34	—	—	—	(1)	33
Indirect installment	11	(3)	2	(1)	2	12
Consumer lines of credit	12	—	—	—	(1)	11
Total consumer loans	83	(3)	2	(1)	1	83
Total allowance for credit losses on loans and leases	363	(20)	9	(11)	5	357
Allowance for unfunded loan commitments	14	—	—	—	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$377	$(20)	$9	$(11)	$5	$371

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial ACL on PCD Loans	Balance at End of Period
Three Months Ended June 30, 2020
Commercial real estate	$152	$(3)	$1	$(2)	$13	$—	$—	$163
Commercial and industrial	88	(4)	1	(3)	13	—	—	98
Commercial leases	13	—	—	—	4	—	—	17
Other	1	(1)	—	(1)	1	—	—	1
Total commercial loans and leases	254	(8)	2	(6)	31	—	—	279
Direct installment	26	—	—	—	(1)	—	—	25
Residential mortgages	31	—	—	—	2	—	—	33
Indirect installment	21	(2)	1	(1)	(3)	—	—	17
Consumer lines of credit	11	(1)	—	(1)	1	—	—	11
Total consumer loans	89	(3)	1	(2)	(1)	—	—	86
Total allowance for credit losses on loans and leases	343	(11)	3	(8)	30	—	—	365
Allowance for unfunded loan commitments (1)	14	—	—	—	1	—	—	15
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$357	$(11)	$3	$(8)	$31	$—	$—	$380
Six Months Ended June 30, 2020
Commercial real estate	$60	$(5)	$5	$—	$25	$38	$40	$163
Commercial and industrial	53	(8)	2	(6)	39	8	4	98
Commercial leases	11	—	—	—	6	—	—	17
Other	9	(2)	—	(2)	3	(9)	—	1
Total commercial loans and leases	133	(15)	7	(8)	73	37	44	279
Direct installment	13	(1)	—	(1)	2	10	1	25
Residential mortgages	22	—	—	—	1	6	4	33
Indirect installment	19	(5)	2	(3)	(1)	2	—	17
Consumer lines of credit	9	(2)	—	(2)	3	—	1	11
Total consumer loans	63	(8)	2	(6)	5	18	6	86
Total allowance for credit losses on loans and leases	196	(23)	9	(14)	78	55	50	365
Allowance for unfunded loan commitments (1)	3	—	—	—	2	10	—	15
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$199	$(23)	$9	$(14)	$80	$65	$50	$380
(1) The $1 million for the quarter and $2 million year-to-date provision for the AULC is included in other non-interest expense on the Consolidated Statements of Income.

Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in millions)
Balance at beginning of period	$14	$14	$14	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	—	—	—	—
Consumer portfolio	—	—	—	—
Other adjustments:
Commercial portfolio	—	1	—	2
ASC 326 adoption impact:
Commercial portfolio	—	—	—	8
Consumer portfolio	—	—	—	2
Balance at end of period	$14	$15	$14	$15
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
COVID-19 Impacts on the ACL
Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario from the first quarter of 2020 through the third quarter of 2020 for ACL modeling purposes. At June 30, 2021 and December 31, 2020, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. Macroeconomic variables that we utilized from this scenario for our ACL calculation as of December 31, 2020 included, but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period. For our ACL calculation at June 30, 2021, the macroeconomic variables that we utilized included, but were not limited to: (i) gross domestic product, which reflects growth of 8% in 2021 and 3% in 2022, (ii) the Dow Jones Total Stock Market Index, which remains relatively flat through the R&S forecast period, (iii) unemployment, which averages 4% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period.

The ACL of $356.5 million at June 30, 2021 decreased $6.6 million, or 1.8%, from December 31, 2020 due to the improving macroeconomic environment and positive credit quality trends. Our ending ACL coverage ratio at June 30, 2021 was 1.42%, compared to 1.43% at December 31, 2020. Total provision for credit losses for the three months ended June 30, 2021 was a net benefit of $1.1 million. Net charge-offs were $3.8 million during the three months ended June 30, 2021, compared to $8.5 million during the three months ended June 30, 2020, reflecting COVID-19 impacts on certain segments of the loan portfolio. Total provision for credit losses for the six months ended June 30, 2021 was $4.8 million. Net charge-offs were $11.0 million during the six months ended June 30, 2021, compared to $14.2 million during the six months ended June 30, 2020.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	June 30, 2021	December 31, 2020
Mortgage loans sold with servicing retained	$4,756	$4,653

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Mortgage loans sold with servicing retained	$518	$416	$1,024	$676
Pretax net gains resulting from above loan sales (1)	11	15	26	22
Mortgage servicing fees (1)	3	3	6	6
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$38.6	$34.9	$35.6	$42.6
Additions	5.7	4.0	10.9	6.5
Payoffs and curtailments	(3.5)	(4.0)	(7.6)	(5.9)
(Impairment charge) / recovery	0.3	(0.3)	2.8	(8.0)
Amortization	(0.6)	(0.6)	(1.2)	(1.2)
Balance at end of period	$40.5	$34.0	$40.5	$34.0
Fair value, beginning of period	$40.2	$34.9	$35.6	$45.0
Fair value, end of period	40.8	34.0	40.8	34.0
We had a $4.5 million valuation allowance for MSRs as of June 30, 2021, compared to $7.3 million at December 31, 2020.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	June 30, 2021	December 31, 2020
Weighted average life (months)	70.5	66.6
Constant prepayment rate (annualized)	12.8%	13.4%
Discount rate	9.5%	9.5%
Effect on fair value due to change in interest rates:
+0.25%	$3	$2
+0.50%	5	4
-0.25%	(3)	(2)
-0.50%	(6)	(3)
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

NOTE 7.    LEASES

We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of June 30, 2021, we had operating lease right-of-use assets and operating lease liabilities of $121.9 million and $130.0 million, respectively. We have finance leases of $9.6 million.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2021, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $18.8 million in right-of-use assets and other liabilities. These operating leases are currently expected to commence in 2021 with lease terms up to 16 years.
The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Operating lease cost	$7	$6	$14	$13
Variable lease cost	1	1	2	2
Total lease cost	$8	$7	$16	$15

Other information related to leases is as follows:
TABLE 7.2

	Six Months Ended June 30,
(dollars in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$13
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$4
Finance leases	$10	$—
Weighted average remaining lease term (years):
Operating leases	9.36	9.59
Finance leases	24.34	0
Weighted average discount rate:
Operating leases	2.6%	2.9%
Finance leases	1.9	—

Maturities of lease liabilities were as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
June 30, 2021
2021	$13	$—	$13
2022	22	—	22
2023	18	—	18
2024	16	—	16
2025	12	—	12
Later years	67	12	79
Total lease payments	148	12	160
Less: imputed interest	(18)	(2)	(20)
Present value of lease liabilities	$130	$10	$140

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

Unconsolidated VIEs

The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at June 30, 2021 and December 31, 2020.

TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2021
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	117	43	117
Other investments	25	4	25
Total	$143	$113	$142
December 31, 2020
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	119	45	119
Other investments	26	8	26
Total	$146	$119	$145
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
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 8.2

(in millions)	June 30, 2021	December 31, 2020
Proportional amortization method investments included in other assets	$72	$71
Equity method investments included in other assets	2	3
Total LIHTC investments included in other assets	$74	$74
Unfunded LIHTC commitments	$43	$45
The following table summarizes the impact of these LIHTC investments on specific line items of our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Non-interest income:
Amortization of tax credit investments under equity method, net of tax benefit	$1	$1	$1	$1
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$4	$3	$7	$6
Low-income housing tax credits	(4)	(3)	(7)	(6)
Other tax benefits related to tax credit investments	(1)	(1)	(2)	(2)
Total impact on provision for income taxes	$(1)	$(1)	$(2)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, and other equity method investments.

NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	June 30, 2021	December 31, 2020
Securities sold under repurchase agreements	$393	$403
Federal Home Loan Bank advances	1,130	1,280
Subordinated notes	127	121
Total short-term borrowings	$1,650	$1,804
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of June 30, 2021 or December 31, 2020. At June 30, 2021, $1.1 billion, or 100.0%, of the short-term FHLB advances were swapped to a fixed rate with maturities in 2021. This compares to $1.3 billion, or 100.0%, as of December 31, 2020.
Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	June 30, 2021	December 31, 2020
Federal Home Loan Bank advances	$200	$400
Senior notes	299	299
Subordinated notes	75	81
Junior subordinated debt	66	66
Other subordinated debt	248	249
Total long-term borrowings	$888	$1,095
Our banking affiliate has available credit with the FHLB of $8.2 billion, of which $1.3 billion was utilized as of June 30, 2021. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.26% to 0.29% for the six months ended June 30, 2021 and 0.30% to 0.34% for the year ended December 31, 2020.
The following table provides information relating to our senior debt and other subordinated debt as of June 30, 2021. These debt issuances are fixed-rate, with the exception of the Subordinated Notes due in 2029, which are fixed-rate and become floating-rate after February 14, 2024. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
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

The following table provides information relating to the Trusts as of June 30, 2021:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	1.77%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	1.44%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	22	9/30/2035	1.61%	LIBOR + 146 bps
Total	$72	$3	$66
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	June 30, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,180	$2	$—	$1,430	$3	$—
Interest rate swaps – not designated	5,033	2	27	4,791	—	37
Total subject to master netting arrangements	6,213	4	27	6,221	3	37
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,033	234	12	4,791	349	—
Interest rate lock commitments – not designated	501	14	—	531	24	—
Forward delivery commitments – not designated	509	—	1	500	—	2
Credit risk contracts – not designated	446	—	1	437	—	1
Total not subject to master netting arrangements	6,489	248	14	6,259	373	3
Total	$12,702	$252	$41	$12,480	$376	$40
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
The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5	$(51)	Interest income (expense)	$(9)	$(4)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Six months ended June 30,
	2021		2020
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$445	$14	$511	$22
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	1	(10)	1	(5)
As of June 30, 2021, the maximum length of time over which forecasted interest cash flows are hedged is 3.4 years. In the twelve months that follow June 30, 2021, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $17.7 million ($13.8 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2021.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the six months ended June 30, 2021 and 2020, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $313.1 million as of June 30, 2021 have remaining terms ranging from one year to twenty years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.4 million at June 30, 2021 and $0.6 million at December 31, 2020. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.4 million, respectively, at June 30, 2021 and $0.2 million and $0.6 million, respectively at December 31, 2020.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Six Months Ended June 30,
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.3 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 10.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
June 30, 2021
Derivative Assets
Interest rate contracts:
Designated	$2	$—	$2	$—
Not designated	2	—	2	—
Total	$4	$—	$4	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$27	$—	$27	$—
Total	$27	$—	$27	$—

December 31, 2020
Derivative Assets
Interest rate contracts:
Designated	$3	$—	$3	$—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$37	$—	$37	$—
Total	$37	$—	$37	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	June 30, 2021	December 31, 2020
Commitments to extend credit	$10,596	$9,285
Standby letters of credit	199	158
At June 30, 2021, funding of 72.9% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $14.1 million at June 30, 2021. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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

NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 1,102,607 and 1,988,225 restricted stock units during the six months ended June 30, 2021 and 2020, respectively, including 325,284 and 571,932 performance-based restricted stock units during those same periods, respectively. As of June 30, 2021, we had available up to 4,217,702 shares of common stock to issue under this Plan.

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Six Months Ended June 30,
	2021		2020
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,322,115	$9.46	2,858,357	$12.56
Granted	1,102,607	12.66	1,988,225	6.95
Net adjustment due to performance	327,256	11.84	—	—
Vested	(1,229,683)	12.16	(591,880)	14.50
Forfeited/expired/canceled	(75,132)	11.55	(159,760)	13.36
Dividend reinvestment	84,619	13.10	104,501	8.02
Unvested units outstanding at end of period	4,531,782	9.71	4,199,443	9.48
The following table provides certain information related to restricted stock units:
TABLE 12.2

(in millions)	Six Months Ended June 30,
	2021	2020
Stock-based compensation expense	$14	$11
Tax benefit related to stock-based compensation expense	3	2
Fair value of units vested	15	4
As of June 30, 2021, there was $14.3 million of unrecognized compensation cost related to unvested restricted stock units, including $1.5 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of June 30, 2021 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,980,437	1,551,345	4,531,782
Unrecognized compensation expense	$12	$2	$14
Intrinsic value	$37	$19	$56
Weighted average remaining life (in years)	2.02	1.08	1.70
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of June 30, 2021, we had 170,647 stock options outstanding and exercisable at a weighted average exercise price per share of $8.75, compared to 212,982 stock options outstanding and exercisable at a weighted average exercise price per share of $8.32 as of June 30, 2020.
The intrinsic value of outstanding and exercisable stock options at June 30, 2021 was $0.6 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 13.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Current income taxes:
Federal taxes	$19	$39	$40	$46
State taxes	1	3	3	5
Total current income taxes	20	42	43	51
Deferred income taxes:
Federal taxes	4	(26)	3	(24)
State taxes	1	—	1	—
Total deferred income taxes	5	(26)	4	(24)
Total income taxes	$25	$16	$47	$27
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	19.7	16.0	19.3	17.0
The effective tax rates for the six months ended June 30, 2021 and June 30, 2020 were lower than the statutory federal tax rate primarily due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower tax effective tax rate in 2020 is primarily due to lower pre-tax income levels and the impact from renewable energy investment tax credits realized in the second quarter of 2020.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $50.0 million and $51.0 million at June 30, 2021 and December 31, 2020, respectively.

NOTE 14.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2021
Balance at beginning of period	$65	$(40)	$(64)	$(39)
Other comprehensive (loss) income before reclassifications	(19)	4	1	(14)
Amounts reclassified from AOCI	—	7	—	7
Net current period other comprehensive (loss) income	(19)	11	1	(7)
Balance at end of period	$46	$(29)	$(63)	$(46)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2021	2020	2021	2020
Net income	$102	$84	$195	$131
Less: Preferred stock dividends	2	2	4	4
Net income available to common stockholders	$100	$82	$191	$127
Basic weighted average common shares outstanding	319,599,352	323,304,237	320,283,480	323,775,973
Net effect of dilutive stock options, warrants and restricted stock	3,728,813	1,848,335	3,744,783	1,939,894
Diluted weighted average common shares outstanding	323,328,165	325,152,572	324,028,263	325,715,867
Earnings per common share:
Basic	$0.31	$0.25	$0.60	$0.39
Diluted	$0.31	$0.25	$0.59	$0.39

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 15.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Average shares excluded from the diluted earnings per common share calculation	—	40,778	—	15,301

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Six Months Ended June 30,
(in millions)	2021	2020
Interest paid on deposits and other borrowings	$55	$129
Income taxes paid	38	—
Transfers of loans to other real estate owned	2	1

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

TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2021
Interest income	$253	$—	$—	$—	$253
Interest expense	22	—	—	3	25
Net interest income	231	—	—	(3)	228
Provision for credit losses	(2)	—	—	1	(1)
Non-interest income	60	15	7	(2)	80
Non-interest expense (1)	162	10	5	2	179
Amortization of intangibles	2	—	1	—	3
Income tax expense (benefit)	26	1	1	(3)	25
Net income (loss)	103	4	—	(5)	102
Total assets	38,288	42	35	41	38,406
Total intangibles	2,273	9	28	—	2,310
At or for the Three Months Ended June 30, 2020
Interest income	$280	$—	$—	$1	$281
Interest expense	46	—	—	6	52
Net interest income	234	—	—	(5)	229
Provision for credit losses	30	—	—	—	30
Non-interest income	65	11	5	(4)	77
Non-interest expense (1)	157	8	4	3	172
Amortization of intangibles	3	—	1	—	4
Income tax expense (benefit)	17	—	—	(1)	16
Net income (loss)	92	3	—	(11)	84
Total assets	37,598	33	36	54	37,721
Total intangibles	2,285	9	29	—	2,323
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2021
Interest income	$504	$—	$—	$—	$504
Interest expense	47	—	—	6	53
Net interest income	457	—	—	(6)	451
Provision for credit losses	4	—	—	1	5
Non-interest income	123	30	13	(3)	163
Non-interest expense (1)	327	20	10	4	361
Amortization of intangibles	5	—	1	—	6
Income tax expense (benefit)	48	2	1	(4)	47
Net income (loss)	196	8	1	(10)	195
Total assets	38,288	42	35	41	38,406
Total intangibles	2,273	9	28	—	2,310
At or for the Six Months Ended June 30, 2020
Interest income	$586	$—	$—	$1	$587
Interest expense	114	—	—	12	126
Net interest income	472	—	—	(11)	461
Provision for credit losses	78	—	—	—	78
Non-interest income	117	24	11	(6)	146
Non-interest expense (1)	333	18	9	4	364
Amortization of intangibles	6	—	1	—	7
Income tax expense (benefit)	29	1	—	(3)	27
Net income (loss)	143	5	1	(18)	131
Total assets	37,598	33	36	54	37,721
Total intangibles	2,285	9	29	—	2,323
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets Measured at Fair Value
Debt securities available for sale
U.S. government agencies	$—	$167	$—	$167
U.S. government-sponsored entities	—	160	—	160
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,216	—	1,216
Agency collateralized mortgage obligations	—	1,226	—	1,226
Commercial mortgage-backed securities	—	322	—	322
States of the U.S. and political subdivisions (municipals)	—	33	—	33
Other debt securities	—	2	—	2
Total debt securities available for sale	—	3,126	—	3,126
Loans held for sale	—	159	—	159
Derivative financial instruments
Trading	—	236	—	236
Not for trading	—	2	14	16
Total derivative financial instruments	—	238	14	252
Total assets measured at fair value on a recurring basis	$—	$3,523	$14	$3,537
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$39	$—	$39
Not for trading	—	2	—	2
Total derivative financial instruments	—	41	—	41
Total liabilities measured at fair value on a recurring basis	$—	$41	$—	$41

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	—	172	—	172
U.S. government-sponsored entities	—	161	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	994	—	994
Agency collateralized mortgage obligations	—	1,124	—	1,124
Commercial mortgage-backed securities	—	378	—	378
States of the U.S. and political subdivisions (municipals)	—	32	—	32
Other debt securities	—	2	—	2
Total debt securities available for sale	600	2,863	—	3,463
Loans held for sale	—	144	—	144
Derivative financial instruments
Trading	—	349	—	349
Not for trading	—	3	24	27
Total derivative financial instruments	—	352	24	376
Total assets measured at fair value on a recurring basis	$600	$3,359	$24	$3,983
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$37	$—	$37
Not for trading	—	3	—	3
Total derivative financial instruments	—	40	—	40
Total liabilities measured at fair value on a recurring basis	$—	$40	$—	$40

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2021
Balance at beginning of period	$24	$24
Purchases, issuances, sales and settlements:
Issuances	14	14
Settlements	(24)	(24)
Balance at end of period	$14	$14
Year Ended December 31, 2020
Balance at beginning of period	$3	$3
Purchases, issuances, sales and settlements:
Issuances	24	24
Settlements	(3)	(3)
Balance at end of period	$24	$24
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2021 or 2020.
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
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2021
Collateral dependent loans	$—	$—	$9	$9
Other assets - MSRs	—	—	12	12
Other assets - SBA servicing asset	—	—	4	4
Other real estate owned	—	—	1	1
December 31, 2020
Collateral dependent loans	$—	$—	$45	$45
Other assets - MSRs	—	—	36	36
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	3	3

The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the six months or twelve months ended June 30, 2021 and December 31, 2020, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2021 had a carrying amount of $9.0 million, which includes an allocated

ACL of $7.4 million. The ACL includes a provision applicable to the current period fair value measurements of $0.6 million, which was included in provision for credit losses for the six months ended June 30, 2021.
MSRs measured at fair value on a non-recurring basis had a carrying value of $11.7 million, which included a valuation allowance of $4.5 million, as of June 30, 2021. The valuation allowance includes a recovery of $2.8 million included in earnings for the six months ended June 30, 2021. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $3.4 million, which included a valuation allowance of $0.8 million, as of June 30, 2021. The valuation allowance includes a recovery of $0.3 million included in earnings for the six months ended June 30, 2021.
OREO measured at fair value on a non-recurring basis during 2021 had a carrying amount of $0.6 million, which included a valuation allowance of $0.2 million, as of June 30, 2021. The valuation allowance includes a loss of $0.2 million, which was included in earnings for the six months ended June 30, 2021.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2021
Financial Assets
Cash and cash equivalents	$2,944	$2,944	$2,944	$—	$—
Debt securities available for sale	3,126	3,126	—	3,126	—
Debt securities held to maturity	3,135	3,217	1	3,216	—
Net loans and leases, including loans held for sale	24,931	24,621	—	159	24,462
Loan servicing rights	44	45	—	—	45
Derivative assets	252	252	—	238	14
Accrued interest receivable	83	83	83	—	—
Financial Liabilities
Deposits	30,469	30,485	27,268	3,217	—
Short-term borrowings	1,650	1,653	1,653	—	—
Long-term borrowings	888	906	—	—	906
Derivative liabilities	41	41	—	41	—
Accrued interest payable	11	11	11	—	—
December 31, 2020
Financial Assets
Cash and cash equivalents	$1,383	$1,383	$1,383	$—	$—
Debt securities available for sale	3,463	3,463	600	2,863	—
Debt securities held to maturity	2,868	2,973	—	2,973	—
Net loans and leases, including loans held for sale	25,250	25,012	—	144	24,868
Loan servicing rights	39	39	—	—	39
Derivative assets	376	376	—	352	24
Accrued interest receivable	90	90	90	—	—
Financial Liabilities
Deposits	29,122	29,158	25,460	3,698	—
Short-term borrowings	1,804	1,809	1,809	—	—
Long-term borrowings	1,095	1,068	—	—	1,068
Derivative liabilities	40	40	—	40	—
Accrued interest payable	13	13	13	—	—
NOTE 19.    SUBSEQUENT EVENTS
Pending Acquisition – Howard Bancorp, Inc.

On July 12, 2021, the Corporation entered into a definitive merger agreement to acquire Howard, a bank holding company based in Baltimore, Maryland with approximately $2.6 billion in total assets. The transaction is valued at approximately $418 million. Under the terms of the merger agreement, Howard voting common shareholders will be entitled to receive 1.8 shares of the Corporation’s common stock for each share of Howard common stock. The Corporation expects to issue approximately 33.8 million shares of its common stock in exchange for approximately 18.8 million shares of Howard common stock. Howard’s banking affiliate, Howard Bank, will be merged into FNBPA. The transaction is expected to be completed in early 2022, pending satisfaction of customary closing conditions, including regulatory approvals and the approval of Howard's shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and six-month periods ended June 30, 2021 and 2020. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021. Our results of operations for the six months ended June 30, 2021 are not necessarily indicative of results expected for the full year.

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
◦The impact on our financial condition, results of operations, financial disclosures and future business strategies related to the impact on the ACL due to changes in forecasted macroeconomic conditions as a result of applying the “current expected credit loss” accounting standard, or CECL.
◦A failure or disruption in or breach of our operational or security systems or infrastructure, or those of third parties, including as a result of cyber-attacks or campaigns.
•The COVID-19 pandemic and the federal, state, and local regulatory and governmental actions implemented in response to COVID-19 have resulted in a deterioration and disruption of the financial markets and national and local economic conditions, increased levels of unemployment and business failures, and the potential to have a material impact on, among other things, our business, financial condition, results of operations, liquidity, or on our management, employees, customers and critical vendors and suppliers. In view of the many unknowns associated with the COVID-19 pandemic, our forward-looking statements continue to be subject to various conditions that may be substantially different in the future than what we are currently experiencing or expecting, including, but not limited to, a prolonged recovery of the U.S. economy and labor market and the possible change in commercial and consumer customer fundamentals, expectations and sentiments. As a result, the COVID-19 impact, including uncertainty regarding the potential impact of variant mutations of the virus, U.S. government responsive measures to manage it or provide financial relief, the uncertainty regarding its duration and the success of vaccination efforts, it is possible the pandemic may have a material adverse impact on our business, operations and financial performance.
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
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2021 and 2020 periods were calculated using a federal statutory income tax rate of 21%.

FINANCIAL SUMMARY
Net income available to common stockholders for the second quarter of 2021 was $99.4 million or $0.31 per diluted common share, compared to net income available to common stockholders for the second quarter of 2020 of $81.6 million or $0.25 per diluted common share. On an operating basis, the second quarter of 2021 earnings per diluted common share (non-GAAP) was also $0.31, excluding $2.6 million of significant items. On an operating basis, the second quarter of 2020, was $0.26, excluding $0.01 for significant items.
Total revenue increased to $308 million as customer activity accelerated across our footprint, highlighted by strong sequential quarter total loan growth of 9% (annualized), excluding PPP. During the quarter, our business continued to benefit from strengthening economic conditions and positive credit quality trends which resulted in a corresponding reduction in provision expense. The second quarter results were also supported by continued expense discipline, reflecting a $5 million, or 3% linked-quarter, decrease in operating expenses, as well as diversified revenue sources with strong contributions from record wealth management revenues, as well as solid contributions from mortgage banking, capital markets, insurance and SBA lending. Our financial results reflected a return on tangible common equity (non-GAAP) of 16% and tangible book value per share (non-GAAP) growth of $0.19, or 2%, to $8.20 linked-quarter.
Income Statement Highlights (Second quarter of 2021 compared to second quarter of 2020, except as noted)
•Earnings per diluted common share were $0.31, compared to $0.25, in the second quarter of 2020, and $0.28 in the first quarter of 2021.
•Operating earnings per diluted common share (non-GAAP) was $0.31, compared to $0.26, an increase of 19.2%.
•Total revenue of $307.6 million, up 0.7%, compared to $305.6 million, and up 0.6% compared to $305.7 million in the first quarter of 2021.
•Net interest income remained stable at $227.9 million as an improved funding mix offset lower yields on earnings assets. A $2.1 billion increase in low yielding interest-bearing deposits with banks was a significant contribution to the reduced earning asset yield.
•Net interest margin (FTE) (non-GAAP) declined 18 basis points to 2.70% from 2.88%, as earning asset yields decreased 54 basis points primarily reflecting the impact of significant reductions in the short-term benchmark interest rates on variable-rate loans, significantly lower yields on investment securities and the effect of higher average cash balances on the mix of earning assets. Partially offsetting the lower earning asset yields, the total cost of funds improved 37 basis points to 0.30%, due to a 48 basis point reduction in interest-bearing deposit costs and an improved funding mix. On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) decreased 5 basis points to 2.70% as earning asset yields declined 9 basis points and the total cost of funds decreased 6 basis points, with the cost of interest-bearing deposits decreasing 7 basis points.
•The annualized net charge-offs to total average loans ratio was 0.06%, compared to 0.13%, with favorable asset quality trends across the loan portfolio.

•The provision for credit losses was a net benefit of $1.1 million for the second quarter, compared to an expense of $5.9 million in the first quarter of 2021 and $30.2 million in the second quarter of 2020.
•Non-interest income of $79.8 million increased $2.1 million, or 2.8%, due to record wealth management revenue, higher service charges driven by increased customer activity and increased SBA contributions, partially offset by lower contributions from mortgage banking and capital markets given the change in market conditions for each of those business units in the second quarter of 2021.
•The effective tax rate was 19.7%, compared to 16.0% due to the benefits from renewable energy investment tax credits recognized in the year-ago quarter.
•The efficiency ratio (non-GAAP) equaled 56.8%, compared to 53.7%.
Balance Sheet Highlights (period-end balances, June 30, 2021 compared to December 31, 2020, unless otherwise indicated)
•Total average loans decreased $0.2 billion, or 0.8%, compared to the second quarter of 2020 reflecting commercial loan growth of $0.4 billion, or 2.5%, offset by a $0.6 billion, or 7.4%, decrease in average consumer loans primarily attributable to the sale of $0.5 billion in indirect auto loans in November 2020.
•PPP loans outstanding totaled $1.6 billion at June 30, 2021, reflecting $2.0 billion in SBA loan forgiveness processed to date. There were $2.5 billion PPP loans outstanding at June 30, 2020.
•Total average deposits grew $3.2 billion, or 11.9%, compared to the second quarter of 2020, primarily due to increases in average non-interest-bearing deposits of $1.9 billion, or 23.5%, and interest-bearing demand deposits of $1.9 billion, or 16.1%, partially offset by a decrease in average time deposits of $1.1 billion, or 25.9%. Average deposit growth reflected inflows from the PPP and government stimulus activities, in addition to organic growth in new and existing customer relationships, as well as current customer preferences to maintain larger balances in their deposit accounts than before the pandemic.
•The ratio of loans to deposits was 82.4%, compared to 87.4%, as deposit growth outpaced loan growth. Additionally, the funding mix continued to improve with non-interest-bearing deposits totaling 33% of total deposits, compared to 31%. Cash balances increased $1.6 billion to $2.9 billion due primarily to deposits from PPP funding and government stimulus inflows.
•Total assets were $38.4 billion, compared to $37.4 billion, an increase of $1.1 billion, or 2.8%, primarily due to the increase in cash and cash equivalents due to significant deposit growth.
•The dividend payout ratio for the second quarter of 2021 was 39.1%, compared to 48.1% for the second quarter of 2020.
•The ratio of the ACL to total loans and leases decreased to 1.42% from 1.43% at December 31, 2020. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio (non-GAAP) equaled 1.51%, compared to 1.56% at December 31, 2020. The ACL on loans and leases totaled $357 million at June 30, 2021, compared to $363 million at December 31, 2020.
•Tangible book value per share (non-GAAP) of $8.20, increased $0.57, or 7% from June 30, 2020, reflecting FNB's continued strategy to build tangible book value per share while optimizing capital deployment. No shares were repurchased during the second quarter of 2021.
•The CET1 regulatory capital ratio increased to 9.9%, up from 9.8%.

TABLE 1

Quarterly Results Summary	2Q21	2Q20
Reported results
Net income available to common stockholders (millions)	$99.4	$81.6
Net income per diluted common share	0.31	0.25
Book value per common share (period-end)	15.43	14.82
Pre-provision net revenue (reported) (millions)	125.1	129.7
Common equity tier 1 capital ratio	9.9%	9.4%
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$101.5	$83.2
Operating net income per diluted common share	0.31	0.26
Tangible common equity to tangible assets (period-end)	7.26%	6.97%
Tangible book value per common share (period-end)	$8.20	$7.63
Pre-provision net revenue (operating) (millions)	$127.8	$135.7
Average diluted common shares outstanding (thousands)	323,328	325,153
Significant items impacting earnings(1) (millions)
Pre-tax COVID-19 expense	$—	$(2.0)
After-tax impact of COVID-19 expense	—	(1.6)
Pre-tax branch consolidation costs	(2.6)	—
After-tax impact of branch consolidation costs	(2.1)	—
Total significant items pre-tax	$(2.6)	$(2.0)
Total significant items after-tax	$(2.1)	$(1.6)

Year-to-Date Results Summary	2021	2020
Reported results
Net income available to common stockholders (millions)	$190.6	$127.0
Net income per diluted common share	0.59	0.39
Pre-provision net revenue (reported) (millions)	246.0	235.9
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	192.7	136.7
Operating net income per diluted common share	0.59	0.42
Pre-provision net revenue (operating) (millions)	248.7	252.2
Average diluted common shares outstanding (thousands)	324,028	325,716
Significant items impacting earnings(1) (millions)
Pre-tax COVID-19 expense	$—	$(4.0)
After-tax impact of COVID-19 expense	—	(3.1)
Pre-tax branch consolidation costs	(2.6)	(8.3)
After-tax impact of branch consolidation costs	(2.1)	(6.5)
Total significant items pre-tax	$(2.6)	$(12.3)
Total significant items after-tax	$(2.1)	$(9.6)
(1) Favorable (unfavorable) impact on earnings

Industry Developments
LIBOR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA will consider the case to require continued publication of a number of LIBOR settings through June 30, 2023. Bank regulators, in a joint statement, have urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York has created a working group called the Alternative Reference Rate Committee (ARRC) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (SOFR) as a replacement index for LIBOR.
Similarly, we created an internal transition team that is managing our transition away from LIBOR. This transition team is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, as well as representatives of loan operations, information technology, legal, finance and other support functions. The transition team has completed an assessment of tasks needed for the transition, identified contracts that contain LIBOR language, is in the process of reviewing existing contract language for the presence of appropriate fallback rate language, developed and implemented loan fallback rate language for when LIBOR is retired and identified risks associated with the transition. The transition team is considering SOFR and credit-sensitive alternative indices, that may gain market acceptance, as a replacement to LIBOR. The financial impact regarding pricing, valuation and operations of the transition is not yet known. Our transition team will work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR.
As of June 30, 2021, approximately 40% of our loan portfolio consisted of loans whose variable rate index is LIBOR. Effective October 1, 2020, we finalized the transition to SOFR for all new adjustable rate mortgage originations.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020
Net income available to common stockholders for the three months ended June 30, 2021 was $99.4 million or $0.31 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2020 of $81.6 million or $0.25 per diluted common share. The results for the second quarter of 2021 reflect a provision for credit losses net benefit of $1.1 million due to continued improvement in the underlying portfolio credit trends. This compares to provision expense of $30.2 million for the second quarter of 2020, reflecting COVID-19 related impacts on our ACL modeling results. Non-interest income for the second quarter of 2021 included record wealth management revenue of $15.0 million and contributions from increased SBA premium income. Non-interest expense for the second quarter of 2021 increased $6.6 million primarily due to higher salaries and employee benefits from higher production-related commissions and normal annual merit increases.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended June 30,		$	%
(in thousands, except per share data)	2021	2020	Change	Change
Net interest income	$227,871	$227,961	$(90)	—%
Provision for credit losses	(1,126)	30,177	(31,303)	(103.7)
Non-interest income	79,772	77,628	2,144	2.8
Non-interest expense	182,500	175,932	6,568	3.7
Income taxes	24,882	15,870	9,012	56.8
Net income	101,387	83,610	17,777	21.3
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$99,377	$81,600	$17,777	21.8%
Earnings per common share – Basic	$0.31	$0.25	$0.06	24.0%
Earnings per common share – Diluted	0.31	0.25	0.06	24.0
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended June 30,
	2021	2020
Return on average equity	8.14%	6.89%
Return on average tangible common equity (2)	15.85	13.84
Return on average assets	1.06	0.91
Return on average tangible assets (2)	1.15	1.01
Book value per common share (1)	$15.43	$14.82
Tangible book value per common share (1) (2)	8.20	7.63
Equity to assets (1)	13.12%	12.98%
Average equity to average assets	12.96	13.25
Common equity to assets (1)	12.84	12.70
Tangible equity to tangible assets (1) (2)	7.55	7.27
Tangible common equity to tangible assets (1) (2)	7.26	6.97
Common equity tier 1 capital ratio (1)	9.9	9.4
Dividend payout ratio	39.09	48.14
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,436,958	$659	0.11%	$300,164	$154	0.21%
Taxable investment securities (1)	5,071,781	21,295	1.68	5,083,104	27,340	2.15
Tax-exempt investment securities (1)(2)	1,094,787	9,386	3.43	1,115,976	10,010	3.59
Loans held for sale	196,455	1,865	3.80	106,368	1,055	3.97
Loans and leases (2)(3)	25,397,396	222,383	3.51	25,602,178	245,438	3.85
Total interest-earning assets (2)	34,197,377	255,588	3.00	32,207,790	283,997	3.54
Cash and due from banks	369,086			339,054
Allowance for credit losses	(368,243)			(347,227)
Premises and equipment	335,294			333,322
Other assets	3,992,672			4,286,739
Total assets	$38,526,186			$36,819,678
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,798,324	4,900	0.14	$11,889,774	14,172	0.48
Savings	3,391,989	175	0.02	2,844,104	564	0.08
Certificates and other time	3,258,747	7,090	0.88	4,396,779	19,731	1.80
Total interest-bearing deposits	20,449,060	12,165	0.24	19,130,657	34,467	0.72
Short-term borrowings	1,700,795	6,676	1.57	2,631,009	8,319	1.27
Long-term borrowings	954,402	6,134	2.58	1,630,902	10,099	2.49
Total interest-bearing liabilities	23,104,257	24,975	0.43	23,392,568	52,885	0.91
Non-interest-bearing demand	10,058,181			8,143,171
Total deposits and borrowings	33,162,438		0.30	31,535,739		0.67
Other liabilities	369,249			404,280
Total liabilities	33,531,687			31,940,019
Stockholders’ equity	4,994,499			4,879,659
Total liabilities and stockholders’ equity	$38,526,186			$36,819,678
Net interest-earning assets	$11,093,120			$8,815,222
Net interest income (FTE) (2)		230,613			231,112
Tax-equivalent adjustment		(2,742)			(3,151)
Net interest income		$227,871			$227,961
Net interest spread			2.57%			2.63%
Net interest margin (2)			2.70%			2.88%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $0.5 million, or 0.2%, from $231.1 million for the second quarter of 2020 to $230.6 million for the second quarter of 2021. Average interest-earning assets of $34.2 billion increased $2.0 billion, or 6.2%, from 2020, due to a $2.1 billion increase in average cash balances largely due to the continued impact from government stimulus and deposits from PPP fundings, solid origination activity across our footprint and benefits from PPP activity. Average interest-bearing liabilities of $23.1 billion decreased $0.3 billion, or 1.2%, from 2020, this was driven by a decrease in average borrowings of $1.6 billion partially offset by an increase of $1.3 billion in average interest-bearing deposits which included deposits for PPP funding and government stimulus activities, as well as solid organic growth in customer relationships. Our net interest margin FTE (non-GAAP) declined 18 basis points to 2.70%, as earning asset yields decreased 54 basis points primarily reflecting the impact of significant reductions in the short-term benchmark interest rates on variable-rate loans, significantly lower yields on investment securities and the effect of higher average cash balances on the mix of earning assets. Partially offsetting the lower earning asset yields, the total cost of funds improved 37 basis points to 0.30%, compared to 0.67%, due to a 48 basis point reduction in interest-bearing deposit costs and an improved funding mix.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$578	$(73)	$505
Securities (2)	(86)	(6,583)	(6,669)
Loans held for sale	844	(34)	810
Loans and leases (2)	271	(23,326)	(23,055)
Total interest income (2)	1,607	(30,016)	(28,409)
Interest Expense (1)
Deposits:
Interest-bearing demand	782	(10,054)	(9,272)
Savings	23	(412)	(389)
Certificates and other time	(3,151)	(9,490)	(12,641)
Short-term borrowings	(3,108)	1,465	(1,643)
Long-term borrowings	(4,112)	147	(3,965)
Total interest expense	(9,566)	(18,344)	(27,910)
Net change (2)	$11,173	$(11,672)	$(499)

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
Interest income on an FTE basis (non-GAAP) of $255.6 million for the second quarter of 2021, decreased $28.4 million, or 10.0%, from the same quarter of 2020, primarily due to the repricing impact from lower interest rates, partially offset by increased interest-earning assets of $2.0 billion. The increase in interest-earning assets was primarily driven by a $2.1 billion increase in average cash balances largely due to the continued impact from government stimulus and deposits from PPP fundings, partially offset by a $204.8 million, or 0.8%, decrease in average loans and leases. Average commercial loan growth totaled $431.1 million, or 2.5%. Excluding the PPP loans, commercial loan origination activity remained solid with organic growth in the Pittsburgh, Mid-Atlantic (Washington D.C., northern Virginia and Maryland markets), Cleveland, Raleigh, and South Carolina regions. Average consumer loans declined $0.6 billion, or 7.4%, primarily due to the sale of $0.5 billion of indirect auto installment loans in November 2020. Since PPP inception we originated $3.6 billion of PPP loans and had $2.0 billion in total PPP forgiveness. The yield on average interest-earning assets (non-GAAP) decreased 54 basis points from

3.54% for the second quarter of 2020 to 3.00% for the second quarter of 2021, primarily reflecting the impact on the variable rate loans of significant reductions in 1-month LIBOR and the Prime rate.
Interest expense of $25.0 million for the second quarter of 2021 decreased $27.9 million, or 52.8%, from the same quarter of 2020, due to a decrease in rates paid on average interest-bearing liabilities and growth in average non-interest-bearing deposits over the same quarter of 2020. Average interest-bearing deposits increased $1.3 billion, or 6.9%, and average non-interest-bearing deposits increased $1.9 billion, or 23.5%. The growth in average deposits reflected inflows from the PPP and government stimulus activities, in addition to organic growth in new and existing customer relationships, as well as recent customer preferences to maintain larger deposit account balances than before the pandemic. Average short-term borrowings decreased $0.9 billion, or 35.4%, primarily reflecting decreases of $834.5 million and $226.5 million in short-term FHLB advances and federal funds purchased, respectively, partially offset by an increase of $115.7 million in customer repurchase accounts. Average long-term borrowings decreased $0.7 billion, or 41.5%, reflecting a decrease of $0.7 billion in long-term FHLB advances. During 2020, we utilized excess low-yielding cash to opportunistically terminate $715 million of FHLB borrowings, and in certain instances, the related interest rate swap. The terminated FHLB borrowings had a 2.49% interest rate with a remaining term of 1.6 years. The rate paid on interest-bearing liabilities decreased 48 basis points from 0.91% to 0.43% for the second quarter of 2021, primarily due to the interest rate actions made by the FOMC and our actions taken to reduce the cost of interest-bearing liabilities.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of allowance for credit losses needed to absorb probable life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Provision for credit losses (on loans and leases)	$(1,706)	$30,177	$(31,883)	(105.7)%
Provision for unfunded loan commitments (1)	580	1,188	(608)	(51.2)
Net loan charge-offs	3,822	8,489	(4,667)	(55.0)
Net loan charge-offs (annualized) / total average loans and leases	0.06%	0.13%
(1) The $1 million for the 2020 provision for unfunded loan commitments is included in other non-interest expense on the Consolidated Statements of Income.

Provision for credit losses was a net benefit of $1.1 million during the second quarter of 2021, a decrease of $32.5 million, from the same period of 2020. The second quarter of 2021 net benefit is comprised of $1.7 million net benefit on loan and leases outstanding and $0.6 million provision expense for unfunded loan commitments. The decrease reflects favorable credit quality and broad improvement across all loan portfolio credit metrics, with the year-ago quarter level primarily attributable to COVID-19 related impacts on macroeconomic forecasts used in the ACL model. Net loan charge-offs were $3.8 million, a decrease of $4.7 million. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2021 and 2020 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Service charges	$29,726	$23,938	$5,788	24.2%
Trust services	9,282	7,350	1,932	26.3
Insurance commissions and fees	6,227	5,835	392	6.7
Securities commissions and fees	5,747	3,763	1,984	52.7
Capital markets income	7,012	12,515	(5,503)	(44.0)
Mortgage banking operations	7,422	16,550	(9,128)	(55.2)
Dividends on non-marketable equity securities	2,383	2,766	(383)	(13.8)
Bank owned life insurance	4,766	3,924	842	21.5
Net securities gains	87	97	(10)	(10.3)
Other	7,120	890	6,230	700.0
Total non-interest income	$79,772	$77,628	$2,144	2.8%
Total non-interest income increased $2.1 million, or 2.8%, at $79.8 million for the second quarter of 2021 compared to $77.6 million the second quarter of 2020. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges on loans and deposits of $29.7 million for the second quarter of 2021 increased $5.8 million, or 24.2%, from the same period of 2020, as the year-ago quarter reflected reduced customer activity at the beginning of the pandemic.
Trust services of $9.3 million for the second quarter of 2021 increased $1.9 million, or 26.3%, from the same period of 2020. We continued to generate strong organic growth in accounts and services, while the market value of assets under management increased $1.5 billion, or 24.3%, to $7.6 billion at June 30, 2021.
Securities commissions and fees of $5.7 million for the second quarter of 2021 increased $2.0 million, or 52.7%, from the same period of 2020 due to strong activity levels across the footprint.
Capital markets decreased $5.5 million, or 44.0%, due to lower customer swap activity compared to the record levels in the beginning of 2020 given heightened volatility in interest rates last year.
Mortgage banking operations income of $7.4 million for the second quarter of 2021 decreased $9.1 million, or 55.2%, from the same period of 2020, as the gain-on-sale margins tightened meaningfully in the second quarter of 2021 and mortgage held-for-sale pipelines declined from elevated levels, while sold production levels remained solid. During the second quarter of 2021, we sold $540.5 million of residential mortgage loans, compared to $437.7 million for the same period of 2020, an increase of 23.5%.
Dividends on non-marketable equity securities of $2.4 million for the second quarter of 2021 decreased $0.4 million, or 13.8%, from the same period of 2020, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.
BOLI income of $4.8 million for the second quarter of 2021 increased $0.8 million, or 21.5%, from the same period of 2020, primarily due to life insurance claims.
Other non-interest income was $7.1 million and $0.9 million for the second quarter of 2021 and 2020, respectively. The second quarter of 2021 included $2.0 million more in SBA premium income, $1.7 million more from improved Small Business Investment Company (SBIC) fund performance and various miscellaneous increases.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2021 and 2020 is presented in the following table:
TABLE 8

	Three Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$102,073	$93,992	$8,081	8.6%
Net occupancy	16,296	13,594	2,702	19.9
Equipment	17,160	15,610	1,550	9.9
Amortization of intangibles	3,024	3,343	(319)	(9.5)
Outside services	18,695	17,000	1,695	10.0
FDIC insurance	4,208	5,371	(1,163)	(21.7)
Bank shares and franchise taxes	3,576	4,029	(453)	(11.2)
Other	17,468	22,993	(5,525)	(24.0)
Total non-interest expense	$182,500	$175,932	$6,568	3.7%
Total non-interest expense of $182.5 million for the second quarter of 2021 increased $6.6 million, or 3.7%, from the same period of 2020. Non-interest expense increased $5.9 million, or 3.4%, on an operating basis when excluding $2.6 million of branch consolidation costs in the second quarter of 2021 and $2.0 million of COVID-19 expenses in the second quarter of 2020. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $102.1 million for the second quarter of 2021 increased $8.1 million, or 8.6%, from the same period of 2020, primarily due to increased production-related commissions of $2.8 million and the normal impact from annual merit increases. Additionally, we recorded $0.6 million in COVID-19 salaries and employee benefits expenses during the second quarter of 2020.
Net occupancy and equipment expense of $33.5 million for the second quarter of 2021 increased $4.3 million, or 14.6%, from $29.2 million for the same period of 2020, reflecting $2.1 million in branch consolidation costs during the second quarter of 2021, combined with continued investment in both the physical and digital channels.
Outside services expense of $18.7 million for the second quarter of 2021 increased $1.7 million, or 10.0%, from $17.0 million from the same period of 2020, due to various increases related to third-party technology providers, legal costs and other consulting engagements.
FDIC insurance of $4.2 million for the second quarter of 2021 decreased $1.2 million, or 21.7%, from the same period of 2020 as deposit growth provided additional liquidity and resulted in a lower FDIC assessment rate.
Other non-interest expense was $17.5 million and $23.0 million for the second quarter of 2021 and 2020, respectively. During the second quarter of 2021, we recorded $0.5 million in branch consolidation costs in other non-interest expense. During the second quarter of 2020, we recorded $1.1 million of COVID-19 related expenses and an impairment charge of $4.1 million from a renewable energy investment tax credit transaction in other non-interest expense. The related renewable energy investment tax credits were recognized during the same quarter as a benefit to income taxes.

The following table presents non-interest expense excluding significant items for the three months ended June 30, 2021 and 2020:
TABLE 9

	Three Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Total non-interest expense, as reported	$182,500	$175,932	$6,568	3.7%
Significant items:
Branch consolidations	(2,644)	—	(2,644)
COVID-19 expense	—	(1,989)	1,989
Total non-interest expense, excluding significant items (1)	$179,856	$173,943	$5,913	3.4%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended June 30,
(dollars in thousands)	2021	2020
Income tax expense	$24,882	$15,870
Effective tax rate	19.7%	16.0%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was lower in 2020 due to lower pre-tax income levels and the impact from renewable energy investment tax credits in the second quarter of 2020.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020
Net income available to common stockholders for the first six months of 2021 was $190.6 million or $0.59 per diluted common share, compared to net income available to common stockholders for the first six months of 2020 of $127.0 million or $0.39 per diluted common share. The provision for credit losses for the first six months of 2021 totaled $4.8 million, due to continued improvement in the underlying portfolio credit trends. This compares to $78.0 million in the first six months of 2020, due to the COVID-19 related impacts on macroeconomic forecasts used in the ACL model. Non-interest income totaled $162.6 million, increasing $16.4 million, or 11.2%, with broad-based contributions from across our businesses. Non-interest expense totaled $367.4 million, decreasing $3.5 million, or 0.9%. The first six months of 2021 included the impact of branch consolidations costs of $2.6 million. The first six months of 2020 included the impact of branch consolidation costs of $8.3 million and COVID-19 related expenses of $4.0 million.

Financial highlights are summarized below:
TABLE 11

	Six Months Ended June 30,		$	%
(in thousands, except per share data)	2021	2020	Change	Change
Net interest income	$450,794	$460,592	$(9,798)	(2.1)%
Provision for credit losses	4,785	78,015	(73,230)	(93.9)
Non-interest income	162,577	146,154	16,423	11.2
Non-interest expense	367,362	370,824	(3,462)	(0.9)
Income taxes	46,602	26,880	19,722	73.4
Net income	194,622	131,027	63,595	48.5
Less: Preferred stock dividends	4,020	4,020	—	—
Net income available to common stockholders	$190,602	$127,007	$63,595	50.1%
Earnings per common share – Basic	$0.60	$0.39	$0.21	53.8%
Earnings per common share – Diluted	0.59	0.39	0.20	51.3
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Six Months Ended June 30,
	2021	2020
Return on average equity	7.88%	5.40%
Return on average tangible common equity (2)	15.41	10.89
Return on average assets	1.03	0.74
Return on average tangible assets (2)	1.12	0.82
Book value per common share (1)	$15.43	$14.82
Tangible book value per common share (1) (2)	8.20	7.63
Equity to assets (1)	13.12%	12.98%
Average equity to average assets	13.07	13.65
Common equity to assets (1)	12.84	12.70
Tangible equity to tangible assets (1) (2)	7.55	7.27
Tangible common equity to tangible assets (1) (2)	7.26	6.97
Common equity tier 1 capital ratio (1)	9.9	9.4
Dividend payout ratio	40.86	61.76
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,999,580	$1,082	0.11%	$231,807	$1,380	1.20%
Taxable investment securities (1)	4,994,705	43,212	1.73	5,190,350	58,675	2.26
Tax-exempt investment securities (1)(2)	1,110,902	19,107	3.44	1,120,871	20,078	3.58
Loans held for sale	180,503	3,358	3.72	91,413	2,040	4.47
Loans and leases (2) (3)	25,424,960	443,160	3.51	24,555,651	511,265	4.18
Total interest-earning assets (2)	33,710,650	509,919	3.04	31,190,092	593,438	3.82
Cash and due from banks	369,474			357,080
Allowance for credit losses	(369,013)			(327,361)
Premises and equipment	334,310			334,458
Other assets	4,033,514			4,183,187
Total assets	$38,078,935			$35,737,456
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,578,936	10,439	0.16	$11,462,755	39,316	0.69
Savings	3,336,465	347	0.02	2,731,250	2,391	0.18
Certificates and other time	3,386,928	16,624	0.99	4,533,167	42,226	1.87
Total interest-bearing deposits	20,302,329	27,410	0.27	18,727,172	83,933	0.90
Short-term borrowings	1,759,979	13,716	1.57	2,968,033	22,080	1.49
Long-term borrowings	1,023,337	12,398	2.44	1,544,217	20,381	2.65
Total interest-bearing liabilities	23,085,645	53,524	0.47	23,239,422	126,394	1.09
Non-interest-bearing demand	9,638,015			7,220,074
Total deposits and borrowings	32,723,660		0.33	30,459,496		0.83
Other liabilities	377,089			400,897
Total liabilities	33,100,749			30,860,393
Stockholders’ equity	4,978,186			4,877,063
Total liabilities and stockholders’ equity	$38,078,935			$35,737,456
Net interest-earning assets	$10,625,005			$7,950,670
Net interest income (FTE) (2)		456,395			467,044
Tax-equivalent adjustment		(5,601)			(6,452)
Net interest income		$450,794			$460,592
Net interest spread			2.57%			2.73%
Net interest margin (2)			2.72%			3.01%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $456.4 million, decreasing $10.6 million, or 2.3%. The decrease was primarily caused by the repricing impact on earning asset yields from lower interest rates and was partially offset by significant interest-earning asset growth of $2.5 billion or 8.1%. The net interest margin (FTE) (non-GAAP) declined 29 basis points to 2.72%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$968	$(1,266)	$(298)
Securities (2)	(3,223)	(13,211)	(16,434)
Loans held for sale	1,627	(309)	1,318
Loans and leases (2)	19,695	(87,800)	(68,105)
Total interest income (2)	19,067	(102,586)	(83,519)
Interest Expense (1)
Deposits:
Interest-bearing demand	1,994	(30,871)	(28,877)
Savings	53	(2,097)	(2,044)
Certificates and other time	(7,063)	(18,539)	(25,602)
Short-term borrowings	(7,682)	(682)	(8,364)
Long-term borrowings	(6,721)	(1,262)	(7,983)
Total interest expense	(19,419)	(53,451)	(72,870)
Net change (2)	$38,486	$(49,135)	$(10,649)
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
Interest income on an FTE basis (non-GAAP) of $509.9 million for the first six months of 2021, decreased $83.5 million, or 14.1%, from the same period of 2020, resulting from the decrease in benchmark interest rates, partially offset by an increase in interest-earning assets of $2.5 billion. The increase in interest-earning assets was primarily driven by a $0.9 billion, or 3.5%, increase in average total loans due to the net benefit from PPP loans and solid origination activity across our footprint. Average commercial loan growth totaled $1.5 billion, or 9.7%, including growth of $0.9 billion, or 13.8%, in commercial and industrial loans. Commercial loan growth was led by healthy commercial activity in the Pittsburgh, Mid-Atlantic, Cleveland and South Carolina regions. Average consumer loans declined $0.7 billion, or 7.9%, primarily due to the sale of $0.5 billion of indirect auto installment loans in November 2020. Additionally, the net reduction in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding loans, as average securities decreased $205.6 million, or 3.3%, given historically low and unattractive interest rates available for reinvestment purposes. For the first six months of 2021, the yield on average interest-earning assets (non-GAAP) decreased 78 basis points to 3.04%, compared to the first six months of 2020, primarily due the lower interest rate environment and the effect of higher average cash balance on the mix of earning assets.
Interest expense of $53.5 million for the first six months of 2021 decreased $72.9 million, or 57.7%, from the same period of 2020, primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits. Average interest-bearing deposits increased $1.6 billion, or 8.4%, which reflects the benefit of organic growth, as well as deposits from PPP funding and government stimulus activities. Average long-term borrowings decreased $520.9 million, or 33.7%, primarily due to a decrease of $598.9 million in long-term FHLB borrowings, partially offset by an increase of $88.9 million in senior debt. During 2020, we utilized excess low-yielding cash to opportunistically terminate $715 million of FHLB borrowings, and in certain instances, the related interest rate swap. The terminated FHLB borrowings had a 2.49% interest rate with a remaining term of 1.6 years. The rate paid on interest-bearing liabilities decreased 62 basis points to 0.47% for the first six months of 2021, compared to the first six months of 2020, due to the interest rate actions made by the FOMC and our actions taken to reduce the cost of interest-bearing liabilities.

Provision for Credit Losses
The following table presents information regarding the credit loss expense and net charge-offs:
TABLE 15

	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Provision for credit losses (on loans and leases)	$4,359	$78,005	$(73,646)	(94.4)%
Provision for unfunded loan commitments (1)	428	2,467	(2,039)	(82.7)
Net loan charge-offs	10,957	14,172	(3,215)	(22.7)
Net loan charge-offs (annualized) / total average loans and leases	0.09%	0.12%
(1) The $2 million for the 2020 provision for unfunded loan commitments is included in other non-interest expense on the Consolidated Statements of Income.
Provision for credit losses was $4.8 million for the six months ended June 30, 2021, a decrease of $75.7 million, from the same period of 2020. This year-to-date amount for 2021 is comprised of $4.4 million expense on loans and leases outstanding and $0.4 million for provision for unfunded loan commitments. The decrease reflects favorable asset quality trends across all loan portfolio credit metrics in 2021 and COVID-19 related impacts on macroeconomic forecasts used in the ACL model in 2020. Net charge-offs were $11.0 million during the six months ended June 30, 2021, compared to $14.2 million during the six months ended June 30, 2020.
Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2021 and 2020 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Service charges	$57,557	$54,066	$3,491	6.5%
Trust services	18,365	15,312	3,053	19.9
Insurance commissions and fees	13,412	12,387	1,025	8.3
Securities commissions and fees	11,365	8,302	3,063	36.9
Capital markets income	14,724	23,628	(8,904)	(37.7)
Mortgage banking operations	23,155	15,517	7,638	49.2
Dividends on non-marketable equity securities	4,659	7,444	(2,785)	(37.4)
Bank owned life insurance	7,714	7,101	613	8.6
Net securities gains	128	150	(22)	(14.7)
Other	11,498	2,247	9,251	411.7
Total non-interest income	$162,577	$146,154	$16,423	11.2%
n/m - not meaningful
Total non-interest income increased $16.4 million, to $162.6 million for the first six months of 2021, an 11.2% increase from the same period of 2020. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $57.6 million for the first six months of 2021 increased $3.5 million, or 6.5%, as the first six months of 2020 reflected reduced customer activity at the beginning of the pandemic.
Trust services of $18.4 million for the first six months of 2021 increased $3.1 million, or 19.9%, from the same period of 2020, primarily driven by strong organic revenue production and the market value of assets under management increasing $1.5 billion, or 24.3%, to $7.6 billion at June 30, 2021.
Insurance commissions and fees of $13.4 million for the first six months of 2021 increased $1.0 million, or 8.3%, from the same period of 2020, primarily from organic revenue growth due to the benefit of our expanded footprint.
Securities commissions and fees of $11.4 million for the first six months of 2021 increased $3.1 million, or 36.9%, due to strong activity levels across the footprint.
Capital markets income of $14.7 million for the first six months of 2021 decreased $8.9 million, or 37.7%, from $23.6 million for the same period of 2020, due to lower customer swap activity compared to the record levels in the beginning of 2020 given heightened volatility in interest rates last year.
Mortgage banking operations income of $23.2 million for the first six months of 2021 increased $7.6 million, or 49.2%, from the same period of 2020 as sold production levels increased 40%. During the first six months of 2021, we sold $1.1 billion of residential mortgage loans, a 42.1% increase compared to $0.7 billion for the same period of 2020. During the first six months of 2021, we recognized a $2.8 million favorable interest-rate related valuation adjustment on MSRs, compared to an $8.0 million unfavorable adjustment for the same period of 2020. Additionally, we recorded $1.7 million of lower MSR amortization for the first six months of 2021 due to lower prepayment speeds.
Dividends on non-marketable equity securities of $4.7 million for the first six months of 2021 decreased $2.8 million, or 37.4%, from the same period of 2020, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.
Other non-interest income was $11.5 million and $2.2 million for the first six months of 2021 and 2020, respectively. The first six months of 2021 included $2.9 million more in SBA premium income, $2.4 million more from improved Small Business Investment Company (SBIC) fund performance and various miscellaneous increases.

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2021 and 2020 is presented in the following table:
TABLE 17

	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$209,376	$197,797	$11,579	5.9%
Net occupancy	32,459	35,042	(2,583)	(7.4)
Equipment	34,190	31,656	2,534	8.0
Amortization of intangibles	6,074	6,682	(608)	(9.1)
Outside services	35,624	33,896	1,728	5.1
FDIC insurance	9,052	10,926	(1,874)	(17.2)
Bank shares and franchise taxes	7,355	8,121	(766)	(9.4)
Other	33,232	46,704	(13,472)	(28.8)
Total non-interest expense	$367,362	$370,824	$(3,462)	(0.9)%
Total non-interest expense of $367.4 million for the first six months of 2021 decreased $3.5 million, a 0.9% decrease from the same period of 2020. On an operating basis, non-interest expense increased $6.1 million, or 1.7%, when excluding significant items of $2.6 million in branch consolidations in the first six months of 2021 compared to $8.3 million in branch consolidation costs and $4.0 million of expenses associated with COVID-19 in the first six months of 2020. The variances in the individual non-interest expense items are further explained in the following paragraphs.

Salaries and employee benefits of $209.4 million for the first six months of 2021 increased $11.6 million, or 5.9%, from the same period of 2020, primarily related to normal merit increases and production-related commissions and incentives corresponding with strong production levels from mortgage banking and our fee-based businesses.
Net occupancy and equipment expense of $66.6 million for the first six months of 2021 was essentially flat from the same period of 2020. On an operating basis, net occupancy and equipment expense increased $5.1 million, or 8.7%, primarily due to expansion in key regions such as the Mid-Atlantic and South Carolina and continued digital technology investment in the first six months of 2021.
Outside services expense of $35.6 million for the first six months of 2021 increased $1.7 million, or 5.1%, from $33.9 million from the same period of 2020, due to various minor increases related to third-party technology providers, legal costs and other consulting engagements.
FDIC insurance expense of $9.1 million for the first six months of 2021 decreased $1.9 million, or 17.2%, from the first six months of 2020, primarily due to increased subordinated debt at FNBPA and improved liquidity metrics.
Other non-interest expense was $33.2 million and $46.7 million for the first six months of 2021 and 2020, respectively, as the year-ago period included $2.1 million of COVID-19 related expenses and an impairment charge of $4.1 million from a renewable energy investment tax credit transaction in other non-interest expense. The related renewable energy investment tax credits were recognized during the same year-ago period as a benefit to income taxes. During the first six months of 2021 and 2020, we recorded $0.5 million and $0.9 million, respectively, in branch consolidation costs in other non-interest expense.
The following table presents non-interest expense excluding significant items for the six months ended June 30, 2021 and 2020:
TABLE 18

	Six Months Ended June 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Total non-interest expense, as reported	$367,362	$370,824	$(3,462)	(0.9)%
Significant items:
Branch consolidations	(2,644)	(8,262)	5,618
COVID-19 expense	—	(3,951)	3,951
Total non-interest expense, excluding significant items (1)	$364,718	$358,611	$6,107	1.7%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Income tax expense	$46,602	$26,880
Effective tax rate	19.3%	17.0%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was lower in 2020 due to lower pre-tax income levels and the impact from renewable energy investment tax credits in the first six months of 2020.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	June 30, 2021	December 31, 2020	$ Change	% Change
Assets
Cash and cash equivalents	$2,944	$1,383	$1,561	112.9%
Securities	6,261	6,331	(70)	(1.1)
Loans held for sale	177	154	23	14.9
Loans and leases, net	24,754	25,096	(342)	(1.4)
Goodwill and other intangibles	2,310	2,316	(6)	(0.3)
Other assets	1,960	2,074	(114)	(5.5)
Total Assets	$38,406	$37,354	$1,052	2.8%
Liabilities and Stockholders’ Equity
Deposits	$30,469	$29,122	$1,347	4.6%
Borrowings	2,538	2,899	(361)	(12.5)
Other liabilities	362	374	(12)	(3.2)
Total Liabilities	33,369	32,395	974	3.0
Stockholders’ Equity	5,037	4,959	78	1.6
Total Liabilities and Stockholders’ Equity	$38,406	$37,354	$1,052	2.8%

Cash and cash equivalents increased in 2021 primarily due to deposit growth of $1.3 billion from continued customer expansion in our footprint and government stimulus programs including PPP.

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. Since the inception of the PPP program, we originated $3.6 billion of PPP loans, including $1.0 billion during the first six months of 2021.

Paycheck Protection Program
The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCE Act) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCE Act authorized an additional $320 billion of funding for PPP loans. As of June 30, 2021, we had approximately $1.6 billion of PPP loans outstanding, net of unamortized net deferred fees of $44.6 million, which are included in the commercial and industrial category. During the first six months of 2021, $2.0 billion of PPP loan balances were forgiven by the SBA.

PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. Loans closed prior to June 5, 2020, carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred until after a forgiveness determination is made, if submitted within ten months of the end of the loan forgiveness Covered Period. The loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. This fee is recognized in interest income over the contractual life of the loan under the effective yield method, adjusted for expected prepayments on these pools of homogenous loans. We expect most of the remaining $44.6 million of net deferred fees to be recognized by March 31, 2022 based on expected loan forgiveness activity. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (PPP Flexibility Act) which extended the term for new PPP loans to 5 years and permitted a lender to extend a 2-year PPP loan up to a 5-year term by mutual agreement of the lender and borrower. The PPP Flexibility Act also gives the borrower the option of 24 weeks to distribute the funds, and a borrower can remain eligible for loan forgiveness by using at least 60% of the funds for payroll costs. The SBA announced that lenders will have 60 days to review PPP loan forgiveness applications and that the SBA will remit the forgiveness payments within 90 days of receipt of approved forgiveness applications.

Following is a summary of loans and leases:

TABLE 21

	June 30, 2021	December 31, 2020	$ Change	% Change
(in millions)
Commercial real estate	$9,793	$9,731	$62	0.6%
Commercial and industrial	6,619	7,214	(595)	(8.2)
Commercial leases	477	485	(8)	(1.6)
Other	80	40	40	100.0
Total commercial loans and leases	16,969	17,470	(501)	(2.9)
Direct installment	2,145	2,020	125	6.2
Residential mortgages	3,505	3,433	72	2.1
Indirect installment	1,223	1,218	5	0.4
Consumer lines of credit	1,269	1,318	(49)	(3.7)
Total consumer loans	8,142	7,989	153	1.9
Total loans and leases	$25,111	$25,459	$(348)	(1.4)%
The commercial and industrial category includes PPP loans totaling $1.6 billion and $2.2 billion at June 30, 2021 and December 31, 2020, respectively.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(in millions)	June 30, 2021	December 31, 2020	$ Change	% Change
Commercial real estate	$61	$85	$(24)	(28.2)%
Commercial and industrial	31	44	(13)	(29.5)
Commercial leases	1	2	(1)	(50.0)
Other	1	1	—	—
Total commercial loans and leases	94	132	(38)	(28.8)
Direct installment	11	11	—	—
Residential mortgages	15	18	(3)	(16.7)
Indirect installment	2	2	—	—
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	34	38	(4)	(10.5)
Total non-performing loans and leases	128	170	(42)	(24.7)
Other real estate owned	9	10	(1)	(10.0)
Non-performing assets	$137	$180	$(43)	(23.9)%
Non-performing assets decreased $43.5 million, from $180.7 million at December 31, 2020 to $137.3 million at June 30, 2021. This reflects a decrease of $42.1 million in non-performing loans and leases and a decrease of $1.3 million in OREO. The decrease in non-performing loans was driven by the resolution of a few larger commercial credits, and the decrease in OREO was largely driven by the sale of residential mortgage properties.

If the borrower was not experiencing financial difficulties immediately prior to COVID-19, short-term modifications, such as principal and interest deferments, are not being included in TDRs. These modifications will be closely monitored for any change in status.
Troubled Debt Restructured Loans

Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 23

(in millions)	Accruing	Non- Accrual	Total
June 30, 2021
Commercial real estate	$5	$24	$29
Commercial and industrial	1	1	2
Total commercial loans	6	25	31
Direct installment	22	5	27
Residential mortgages	23	7	30
Consumer lines of credit	6	1	7
Total consumer loans	51	13	64
Total TDRs	$57	$38	$95
December 31, 2020
Commercial real estate	$4	$18	$22
Commercial and industrial	1	3	4
Total commercial loans	5	21	26
Direct installment	23	4	27
Residential mortgages	24	7	31
Consumer lines of credit	6	1	7
Total consumer loans	53	12	65
Total TDRs	$58	$33	$91

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

COVID-19 Impacts on the ACL
Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario from the first quarter of 2020 through the third quarter of 2020 for ACL modeling purposes. At December 31, 2020 and June 30, 2021, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. Macroeconomic variables that we utilized from this scenario for our ACL calculation as of December 31, 2020 included, but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period. For our ACL calculation at June 30, 2021, the macroeconomic variables that we utilized included, but were not limited to: (i) gross domestic product, which reflects growth of 8% in 2021 and 3% in 2022, (ii) the Dow Jones Total Stock Market Index, which remains relatively flat through the R&S forecast period, (iii) unemployment, which averages 4% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period.
The ACL of $356.5 million at June 30, 2021 decreased $6.6 million, or 1.8%, from December 31, 2020 due to the improving credit metrics partially offset by commercial loan growth excluding PPP. Our ending ACL coverage ratio at June 30, 2021 was 1.42%, compared to 1.43% at December 31, 2020. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio equaled 1.51% at June 30, 2021 and 1.56% at December 31, 2020. Total provision for credit losses for the six months ended June 30, 2021 was $4.8 million. Net charge-offs were $11.0 million for the six months ended June 30, 2021, compared to $14.2 million for the six months ended June 30, 2020, reflecting COVID-19 impacts on certain segments of the loan portfolio. The ACL as a percentage of non-performing loans for the total portfolio increased from 213% as of December 31, 2020 to 278% as of June 30, 2021 following the decrease in non-performing loans during the quarter, while the total ACL decreased $6.6 million, as noted above.

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

(in millions)	June 30, 2021	December 31, 2020	$ Change	% Change
Non-interest-bearing demand	$10,198	$9,042	$1,156	12.8%
Interest-bearing demand	13,657	13,157	500	3.8
Savings	3,413	3,261	152	4.7
Certificates and other time deposits	3,201	3,662	(461)	(12.6)
Total deposits	$30,469	$29,122	$1,347	4.6%
Total deposits increased $1.3 billion, or 4.6%, from December 31, 2020, primarily as a result of growth in non-interest-bearing and interest-bearing balances due to an expansion of customer relationships and higher customer balances, which were aided by inflows from the PPP and government stimulus activity. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products. The deposit growth helped us eliminate overnight borrowings and reduce higher-cost short-term FHLB borrowings and their related swaps.

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
On September 23, 2019, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. Since inception, we repurchased 7.0 million shares at a weighted average share price of $10.62 for $74.6 million under this repurchase program.
Capital management is a continuous process, with capital plans and stress testing for FNB and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. From time to time, we issue shares initially acquired by us as treasury stock under our various benefit plans. We may issue additional preferred or common stock to maintain our well-capitalized status.
FNB and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies (see discussion under “Enhanced Regulatory Capital Standards”). Quantitative measures established by regulators to ensure capital adequacy require FNB and FNBPA to maintain minimum amounts and ratios of total, tier 1 and CET1 capital (as defined in the regulations) to risk-weighted assets (as defined) and a minimum leverage ratio (as defined). Failure to meet minimum capital requirements could lead to initiation of certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on our Consolidated Financial Statements, dividends and future business and corporate strategies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FNB and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. FNB’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
At June 30, 2021, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a final rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued an interim final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the interim final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the interim final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. During the second quarter of 2021, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $68.7 million, or 25 basis points.
In this unprecedented economic and uncertain environment, we frequently run stress tests for a variety of economic situations, including severely adverse scenarios that have economic conditions like the current conditions. Under these scenarios, the results of these stress tests indicate that our regulatory capital ratios would remain above the regulatory requirements and we would be able to maintain appropriate liquidity levels, demonstrating our expected ability to continue to support our constituencies under stressful financial conditions.

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 25

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
F.N.B. Corporation
Total capital	$3,417	12.33%	$2,771	10.00%	$2,910	10.50%
Tier 1 capital	2,848	10.28	1,663	6.00	2,356	8.50
Common equity tier 1	2,742	9.89	n/a	n/a	1,940	7.00
Leverage	2,848	7.84	n/a	n/a	1,453	4.00
Risk-weighted assets	27,714
FNBPA
Total capital	3,565	12.89%	2,766	10.00%	2,905	10.50%
Tier 1 capital	3,042	11.00	2,213	8.00	2,351	8.50
Common equity tier 1	2,962	10.71	1,798	6.50	1,936	7.00
Leverage	3,042	8.39	1,814	5.00	1,451	4.00
Risk-weighted assets	27,663
As of December 31, 2020
F.N.B. Corporation
Total capital	$3,324	12.33%	$2,695	10.00%	$2,830	10.50%
Tier 1 capital	2,759	10.24	1,617	6.00	2,291	8.50
Common equity tier 1	2,652	9.84	n/a	n/a	1,886	7.00
Leverage	2,759	7.83	n/a	n/a	1,410	4.00
Risk-weighted assets	26,948
FNBPA
Total capital	3,400	12.64%	2,690	10.00%	2,825	10.50%
Tier 1 capital	2,882	10.71	2,152	8.00	2,287	8.50
Common equity tier 1	2,802	10.42	1,749	6.50	1,883	7.00
Leverage	2,882	8.19	1,760	5.00	1,408	4.00
Risk-weighted assets	26,902
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The cash position at June 30, 2021 was $311 million, down $69 million from year-end, due primarily to $42 million in share repurchases. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.
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
The LCR and MCH ratios are presented in the following table:
TABLE 26

	June 30, 2021	December 31, 2020	Internal Limit
Liquidity coverage ratio	2.6 times	2.7 times	> 1 time
Months of cash on hand	18.5 months	22.2 months	> 12 months
Management concludes that our cash levels remain appropriate given the current market environment.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  We have also increased customer deposit relationships due to the success of our PPP. Total deposits were $30.5 billion at June 30, 2021, an increase of $1.3 billion, or 9.3% annualized, from December 31, 2020. Total non-interest-bearing demand deposit accounts grew $1.2 billion, or 25.8% annualized, and interest-bearing demand deposits increased $0.5 billion, or 7.7% annualized. Savings account balances increased $151.4 million, or 9.4% annualized. Time deposits declined $460.9 million, or 25.4% annualized, as customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor in the deposit growth.
As a result of the strong deposit activity, our cash balances held at the FRB increased $1.5 billion from year-end to $2.3 billion at June 30, 2021.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits, the Paycheck Protection Program Liquidity Fund (PPPLF) and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. The ALCO is currently targeting a 1% guideline level for salable unpledged government and agency securities due to an elevated influx of deposits, in part related to the PPP.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 27

(dollars in millions)	June 30, 2021	December 31, 2020
Unused wholesale credit availability	$15,536	$16,434
Unused wholesale credit availability as a % of FNBPA assets	40.5%	44.1%
Salable unpledged government and agency securities	$521	$546
Salable unpledged government and agency securities as a % of FNBPA assets	1.4%	1.5%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	7.6%	3.8%
The PPPLF accounted for $1.6 billion of the unused wholesale credit availability at June 30, 2021. The FRB will cease lending money under this program, effective July 30, 2021. We have no borrowings under this facility. Our strong cash position would also be available to meet our pledging requirements.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2021 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was 8.4% as of June 30, 2021, compared to 8.2% as of December 31, 2020. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 28

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$763	$1,337	$1,702	$3,406	$7,208
Investments	2,674	273	352	721	4,020
	3,437	1,610	2,054	4,127	11,228
Liabilities
Non-maturity deposits	435	870	1,305	2,609	5,219
Time deposits	218	365	666	1,013	2,262
Borrowings	112	24	232	160	528
	765	1,259	2,203	3,782	8,009
Period Gap (Assets - Liabilities)	$2,672	$351	$(149)	$345	$3,219
Cumulative Gap	$2,672	$3,023	$2,874	$3,219
Cumulative Gap to Total Assets	7.0%	7.9%	7.5%	8.4%
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
The following repricing gap analysis as of June 30, 2021 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$11,761	$1,056	$1,012	$2,115	$15,944
Investments	2,681	276	497	709	4,163
	14,442	1,332	1,509	2,824	20,107
Liabilities
Non-maturity deposits	9,254	—	—	—	9,254
Time deposits	348	364	664	1,009	2,385
Borrowings	940	610	8	12	1,570
	10,542	974	672	1,021	13,209
Off-balance sheet	450	530	—	(100)	880
Period Gap (assets – liabilities + off-balance sheet)	$4,350	$888	$837	$1,703	$7,778
Cumulative Gap	$4,350	$5,238	$6,075	$7,778
Cumulative Gap to Assets	12.8%	15.4%	17.8%	22.8%

The twelve-month cumulative repricing gap to total assets was 22.8% and 19.6% as of June 30, 2021 and December 31, 2020, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at June 30, 2021, compared to December 31, 2020, is primarily related to growth in deposits. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor of growth in non-interest-bearing balances. We are also using this opportunity to expand customer relationships. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products. The deposit growth helped us eliminate overnight borrowings and reduce other short-term borrowings.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of June 30, 2021. Using a static Balance Sheet structure, the measures do not reflect management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 30

	June 30, 2021	December 31, 2020	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	23.2%	17.9%	n/a
+ 200 basis points	15.4	12.0	(5.0)%
+ 100 basis points	7.3	5.9	(5.0)
- 100 basis points	(2.3)	0.4	(5.0)
Economic value of equity:
+ 300 basis points	10.4	8.8	(25.0)
+ 200 basis points	8.3	7.1	(15.0)
+ 100 basis points	4.9	4.5	(10.0)
- 100 basis points	(9.3)	(9.4)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 3.8% at June 30, 2021 and 3.2% at December 31, 2020. The corresponding metrics for a minus 100 basis point Rate Ramp are (0.6)% and 0.4% at June 30, 2021 and December 31, 2020, respectively. Deposit rate assumptions are floored at zero in the negative scenarios.
The FRB's rapid and large downward interest rate moves in March 2020 as a response to the COVID-19 pandemic lowered all market interest rates, specifically 1-month LIBOR. Thirty-seven percent of our net loans and leases are indexed to one-month LIBOR. Our increased cash position related to increased deposits has also been a significant factor in our metrics. Assuming no replacement, the estimated impact of available cash in the +200-shock scenario above accounts for 5.5% of the 15.4% total asset sensitivity. These factors were the primary drivers of the increase in asset sensitivity. In this historically low rate environment, our strategy is to remain asset sensitive to benefit from future increases in interest rates.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on deposit products and shorten the average maturity of the certificates of deposit volumes. This continues to be an intense focus of management. Further, management took advantage of the interest rate environment to reduce borrowing costs. Management has reduced the level of wholesale borrowings by approximately $350 million this year and by nearly $2 billion over the last 12 months. On the lending side, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 58.0% of total net loans and leases as of June 30, 2021 and 56.0% as of December 31, 2020. As of June 30, 2021, the commercial swaps totaled $5.0 billion of notional principal, with $498.9 million in original notional swap principal originated during the first six months of 2021. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report. The investment portfolio is also used, in part, to manage our IRR position.
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
TABLE 31
Operating net income available to common stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income available to common stockholders	$99,377	$81,600	$190,602	$127,007
COVID-19 expense	—	1,989	—	3,951
Tax benefit of COVID-19 expense	—	(418)	—	(830)
Branch consolidation costs	2,644	—	2,644	8,262
Tax benefit of branch consolidation costs	(555)	—	(555)	(1,735)
Operating net income available to common stockholders (non-GAAP)	$101,466	$83,171	$192,691	$136,655
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
TABLE 32
Operating earnings per diluted common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income per diluted common share	$0.31	$0.25	$0.59	$0.39
COVID-19 expense	—	0.01	—	0.01
Tax benefit of COVID-19 expense	—	—	—	—
Branch consolidation costs	0.01	—	0.01	0.03
Tax benefit of branch consolidation costs	—	—	—	(0.01)
Operating earnings per diluted common share (non-GAAP)	$0.31	$0.26	$0.59	$0.42

TABLE 33
Return on average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income available to common stockholders (annualized)	$398,600	$328,193	$384,364	$255,409
Amortization of intangibles, net of tax (annualized)	9,581	10,623	9,677	10,615
Tangible net income available to common stockholders (annualized) (non-GAAP)	$408,181	$338,816	$394,041	$266,024
Average total stockholders’ equity	$4,994,499	$4,879,659	$4,978,186	$4,877,063
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,311,953)	(2,324,696)	(2,313,474)	(2,326,299)
Average tangible common equity (non-GAAP)	$2,575,664	$2,448,081	$2,557,830	$2,443,882
Return on average tangible common equity (non-GAAP)	15.85%	13.84%	15.41%	10.89%
(1) Excludes loan servicing rights.
TABLE 34
Return on average tangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (annualized)	$406,663	$336,278	$392,469	$263,494
Amortization of intangibles, net of tax (annualized)	9,581	10,623	9,677	10,615
Tangible net income (annualized) (non-GAAP)	$416,244	$346,901	$402,146	$274,109
Average total assets	$38,526,186	$36,819,678	$38,078,935	$35,737,456
Less: Average intangible assets (1)	(2,311,953)	(2,324,696)	(2,313,474)	(2,326,299)
Average tangible assets (non-GAAP)	$36,214,233	$34,494,982	$35,765,461	$33,411,157
Return on average tangible assets (non-GAAP)	1.15%	1.01%	1.12%	0.82%
(1) Excludes loan servicing rights.

TABLE 35
Tangible book value per common share

	June 30, 2021	June 30, 2020
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,036,410	$4,896,827
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,310,453)	(2,323,028)
Tangible common equity (non-GAAP)	$2,619,075	$2,466,917
Ending common shares outstanding	319,465,156	323,205,925
Tangible book value per common share (non-GAAP)	$8.20	$7.63
(1) Excludes loan servicing rights.

TABLE 36
Tangible equity to tangible assets (period-end)

	June 30, 2021	June 30, 2020
(dollars in thousands)
Total stockholders' equity	$5,036,410	$4,896,827
Less: Intangible assets (1)	(2,310,453)	(2,323,028)
Tangible equity (non-GAAP)	$2,725,957	$2,573,799
Total assets	$38,405,693	$37,720,827
Less: Intangible assets (1)	(2,310,453)	(2,323,028)
Tangible assets (non-GAAP)	$36,095,240	$35,397,799
Tangible equity / tangible assets (period-end) (non-GAAP)	7.55%	7.27%
(1) Excludes loan servicing rights.
TABLE 37
Tangible common equity / tangible assets (period-end)

	June 30, 2021	June 30, 2020
(dollars in thousands)
Total stockholders' equity	$5,036,410	$4,896,827
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,310,453)	(2,323,028)
Tangible common equity (non-GAAP)	$2,619,075	$2,466,917
Total assets	$38,405,693	$37,720,827
Less: Intangible assets (1)	(2,310,453)	(2,323,028)
Tangible assets (non-GAAP)	$36,095,240	$35,397,799
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.26%	6.97%
(1) Excludes loan servicing rights.
TABLE 38
Allowance for credit losses / loans and leases, excluding PPP loans (period-end)

(dollars in thousands)	June 30, 2021	December 31, 2020
ACL - loans	$356,509	$363,107
Loans and leases	$25,110,528	$25,458,645
Less: PPP loans outstanding	(1,551,284)	(2,158,452)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$23,559,244	$23,300,193
ACL loans / loans and leases, excluding PPP loans (non-GAAP)	1.51%	1.56%

Key Performance Indicators
TABLE 39
Pre-provision net revenue to average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Net interest income	$227,871	$227,961	$450,794	$460,592
Non-interest income	79,772	77,628	162,577	146,154
Less: Non-interest expense	(182,500)	(175,932)	(367,362)	(370,824)
Pre-provision net revenue (as reported)	$125,143	$129,657	$246,009	$235,922
Pre-provision net revenue (as reported) (annualized)	$501,947	$521,478	$496,095	$474,436
Adjustments:
Add: COVID-19 expense (non-interest expense)	—	1,989	—	3,951
Add: Branch consolidation costs (non-interest expense)	2,644	—	2,644	8,262
Add: Tax credit-related impairment project (non-interest expense)	—	4,101	—	4,101
Pre-provision net revenue (operating) (non-GAAP)	$127,787	$135,747	$248,653	$252,236
Pre-provision net revenue (operating) (annualized) (non-GAAP)	$512,552	$545,972	$501,427	$507,244
Average total shareholders’ equity	$4,994,499	$4,879,659	$4,978,186	$4,877,063
Less: Average preferred shareholders’ equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,311,953)	(2,324,696)	(2,313,474)	(2,326,299)
Average tangible common equity (non-GAAP)	$2,575,664	$2,448,081	$2,557,830	$2,443,882
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	19.49%	21.30%	19.40%	19.41%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	19.90%	22.30%	19.60%	20.76%
(1) Excludes loan servicing rights.

TABLE 40
Efficiency ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
Non-interest expense	$182,500	$175,932	$367,362	$370,824
Less: Amortization of intangibles	(3,024)	(3,343)	(6,074)	(6,682)
Less: OREO expense	(499)	(639)	(1,285)	(2,286)
Less: COVID-19 expense	—	(1,989)	—	(3,951)
Less: Branch consolidation costs	(2,644)	—	(2,644)	(8,262)
Less: Tax credit-related project impairment	—	(4,101)	—	(4,101)
Adjusted non-interest expense	$176,333	$165,860	$357,359	$345,542
Net interest income	$227,871	$227,961	$450,794	$460,592
Taxable equivalent adjustment	2,742	3,151	5,601	6,452
Non-interest income	79,772	77,628	162,577	146,154
Less: Net securities gains	(87)	(97)	(128)	(150)
Adjusted net interest income (FTE) + non-interest income	$310,298	$308,643	$618,844	$613,048
Efficiency ratio (FTE) (non-GAAP)	56.83%	53.74%	57.75%	56.36%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2021, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The risk factors below relate to the recently announced acquisition of Howard, and its wholly-owned subsidiary, Howard Bank, and are in addition to the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.
Combining FNB and Howard may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger with Howard may not be realized.
FNB and Howard have operated and, until the completion of the merger, will continue to operate, independently from each other. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of FNBPA and Howard Bank, along with the timely and successful core data system conversion, within our projected timeframe in a manner that permits growth opportunities, continued seamless operations and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.

A number of factors could affect our ability to successfully combine our business with the business of Howard. Key employees of Howard, whose services will be needed to complete the integration process, may elect to terminate their employment as a result of, or in anticipation of, the merger. The integration process itself could be disruptive to our ongoing businesses, causing loss of momentum in one or more of our businesses or inconsistencies or changes in standards, practices, business models, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees.
If we encounter significant difficulties in the integration process, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the merger in the timeframes projected by us could result in increased costs and decreased revenues. This could have a dilutive effect on the combined company’s proforma earnings per share.
Our ability to complete the merger is subject to the satisfaction (or waiver by the parties) of the closing conditions set forth in the merger agreement, some of which are outside of the parties’ control.
The merger agreement contains a number of conditions that must be fulfilled in order to complete the merger. Those conditions include: approval of adoption of the merger agreement and the merger by Howard shareholders, receipt of all required regulatory approvals, absence of any law, statute or regulation, or any order, injunction or other legal restraint or prohibition preventing the completion of the merger, effectiveness of the registration statement for the merger proxy statement/prospectus, the accuracy of the representations and warranties of both parties (subject to applicable materiality qualifiers), and the performance, in all material respects, by both parties of their respective covenants and agreements. There can be no assurance that the conditions to the completion of the merger will be fulfilled or that the merger will be completed.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
Before the merger between FNB and Howard and the merger between their bank subsidiaries may be completed, various approvals must be obtained from bank regulatory agencies and other governmental authorities. These governmental entities may not grant approval of either the merger or the bank merger, may engage in an extended regulatory review process, or may impose conditions on the granting of their approvals. The regulatory delays, conditions or changes they impose, as well as the process of obtaining regulatory approvals, could have the effect of delaying completion of the merger or of imposing additional costs or limitations on us following the merger. We may elect not to consummate the merger if, in connection with any regulatory approval required to consummate the merger, any governmental or regulatory entity imposes a restriction, requirement or condition on us that, individually or in the aggregate, would be reasonably likely to have a material and adverse effect on us and our subsidiaries, taken as a whole, after giving effect to the merger. As a result, there can be no assurance that the desired regulatory approvals for the merger will be obtained or that the merger will be completed.
The COVID-19 pandemic may delay and adversely affect the completion of the merger.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, the business, financial condition, liquidity, capital and results of operations of us and Howard. If the effects of the COVID-19 pandemic cause a decline in the economic environment, and the financial results of us or Howard, or if the business operations of us or Howard are further disrupted as a result of the COVID-19 pandemic, efforts to complete the merger and integrate the businesses of us and Howard may be delayed and adversely affected. Additional time may be required to obtain the requisite regulatory approvals, and the FRB, the OCC and/or other regulators may impose additional requirements on us or Howard that must be satisfied prior to completion of the merger, which could delay and adversely affect the completion of the merger.
We will be subject to business uncertainties while the merger is pending, which could result in loss of key employees or customers.
Uncertainties about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to consider changing their existing business relationships with us or cause Howard customers to seek another financial services provider. Retention of certain Howard employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business could be negatively impacted.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.
We will incur substantial expenses in connection with the proposed merger with Howard, which are charged to earnings as incurred. If the merger is not completed, these expenses will still be charged to earnings even though we would not have realized the expected benefits of the merger. There can be no assurance that the merger will be completed.
Termination of the merger agreement could have a negative impact on our prospects and stock price.
The merger agreement contains a number of provisions that could permit either or both parties to abandon the merger and terminate the merger agreement. If the merger agreement is terminated, there may be various adverse consequences to us. For example, since certain matters relating to the merger (including business integration and data system conversion planning) will require substantial commitments of time and resources by our management team, our businesses may be adversely affected by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed.
We may not be able to compete successfully in Howard’s market area or in specialty lending areas that are part of Howard’s business.
Our success in Howard’s markets will depend, in part, on our ability to successfully offer products and services to consumers, that Howard does not currently offer, such as asset-based lending, lease financing, capital markets, wealth management, insurance brokerage, securities brokerage and investment advisory, mortgage loans and private lending. This business strategy will require us to attract and retain qualified and experienced personnel to support those products and services. We could lose existing customers or fail to acquire new customers in this market.
The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
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
Our decisions regarding the credit risk associated with Howard Bank’s loan portfolio could be incorrect and our credit mark may be inadequate, which may adversely affect the financial condition and results of operations of the combined company after the closing of the merger.
Before signing the merger agreement, we conducted extensive due diligence on a significant portion of the Howard Bank loan portfolio. However, our review did not encompass each and every loan in the Howard Bank loan portfolio. In accordance with customary industry practices, we evaluated the Howard Bank loan portfolio based on various factors including, among other things, historical loss experience, economic risks associated with each loan category, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, and general economic conditions, both local and national. In this process, our management made various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness and financial condition of the borrowers, the value of the real estate, which is obtained from independent appraisers, other assets serving as collateral for the repayment of the loans, the existence of any guarantees and indemnifications and the economic environment in which the borrowers operate. In addition, the effects of probable decreases in expected principal cash flows on the Howard Bank loans were considered as part of our evaluation. If our assumptions and judgments turn out to be incorrect, including as a result of the fact that our due diligence review did not cover each individual loan, our estimated credit mark against the Howard Bank loan portfolio in total may be insufficient to cover actual loan losses after the merger is completed, and adjustments may be necessary to allow for different economic conditions or adverse developments in the Howard Bank loan portfolio. Additionally, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our or Howard’s control, may require an increase in the provision for credit losses. Material additions to the credit mark and/or ACL would materially decrease our net income and could result in extra regulatory scrutiny and possibly supervisory action.

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

F.N.B. Corporation

Dated:	August 5, 2021	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2021	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 5, 2021	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)