Form 10-Q
period 2021-09-30
FNB CORP/PA/
filed 2021-11-04
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2021
Common Stock, $0.01 Par Value	318,927,908	Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2021

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and due from banks	$402	$369
Interest-bearing deposits with banks	3,708	1,014
Cash and Cash Equivalents	4,110	1,383
Debt securities available for sale (amortized cost of $3,162 and $3,380; allowance for credit losses of $0 and $0)	3,208	3,463
Debt securities held to maturity (fair value of $3,267 and $2,973; allowance for credit losses of $0 and $0)	3,202	2,868
Loans held for sale (includes $227 and $144 measured at fair value) (1)	253	154
Loans and leases, net of unearned income of $51 and $77	24,716	25,459
Allowance for credit losses on loans and leases	(349)	(363)
Net Loans and Leases	24,367	25,096
Premises and equipment, net	342	332
Goodwill	2,262	2,262
Core deposit and other intangible assets, net	45	54
Bank owned life insurance	545	549
Other assets	1,027	1,193
Total Assets	$39,361	$37,354
Liabilities
Deposits:
Non-interest-bearing demand	$10,502	$9,042
Interest-bearing demand	14,360	13,157
Savings	3,537	3,261
Certificates and other time deposits	3,045	3,662
Total Deposits	31,444	29,122
Short-term borrowings	1,563	1,804
Long-term borrowings	886	1,095
Other liabilities	370	374
Total Liabilities	34,263	32,395
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 329,449,382 and 328,057,368 shares	3	3
Additional paid-in capital	4,106	4,087
Retained earnings	1,051	869
Accumulated other comprehensive loss	(52)	(39)
Treasury stock – 10,527,766 and 6,427,839 shares at cost	(117)	(68)
Total Stockholders’ Equity	5,098	4,959
Total Liabilities and Stockholders’ Equity	$39,361	$37,354
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest Income
Loans and leases, including fees	$226	$239	$671	$750
Securities:
Taxable	22	25	65	84
Tax-exempt	7	8	22	24
Other	1	1	2	2
Total Interest Income	256	273	760	860
Interest Expense
Deposits	11	27	38	111
Short-term borrowings	7	9	21	31
Long-term borrowings	6	10	18	30
Total Interest Expense	24	46	77	172
Net Interest Income	232	227	683	688
Provision for credit losses	(2)	27	3	105
Net Interest Income After Provision for Credit Losses	234	200	680	583
Non-Interest Income
Service charges	31	24	89	78
Trust services	10	8	28	23
Insurance commissions and fees	7	7	20	19
Securities commissions and fees	5	5	17	13
Capital markets income	12	8	27	32
Mortgage banking operations	8	18	31	34
Dividends on non-marketable equity securities	2	2	7	10
Bank owned life insurance	3	4	11	11
Loss on debt extinguishment	—	(4)	—	(4)
Other	10	8	21	10
Total Non-Interest Income	88	80	251	226
Non-Interest Expense
Salaries and employee benefits	105	100	314	298
Net occupancy	13	14	45	49
Equipment	18	17	52	49
Amortization of intangibles	3	3	9	10
Outside services	18	16	54	50
FDIC insurance	4	4	13	15
Bank shares and franchise taxes	3	4	11	12
Merger-related	1	—	1	—
Other	19	22	52	68
Total Non-Interest Expense	184	180	551	551
Income Before Income Taxes	138	100	380	258
Income taxes	27	17	74	44
Net Income	111	83	306	214
Preferred stock dividends	2	2	6	6
Net Income Available to Common Stockholders	$109	$81	$300	$208
Earnings per Common Share
Basic	$0.34	$0.25	$0.94	$0.64
Diluted	0.34	0.25	0.93	0.64
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$111	$83	$306	$214
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(3), $(1), $(8) and $18	(10)	(3)	(29)	63
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $2, $1 and $(9)	(1)	8	3	(32)
Reclassification adjustment for gains included in net income, net of tax expense of $1, $1, $3 and $2	4	4	11	7
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $1, $0, $1 and $0	1	—	2	1
Other Comprehensive Income (Loss)	(6)	9	(13)	39
Comprehensive Income	$105	$92	$293	$253
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended September 30, 2020
Balance at beginning of period	$107	$3	$4,081	$796	$(35)	$(55)	$4,897
Comprehensive income				83	9		92
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			—	1
Restricted stock compensation			2				2
Balance at end of period	$107	$3	$4,084	$838	$(26)	$(55)	$4,951
Three Months Ended September 30, 2021
Balance at beginning of period	$107	$3	$4,101	$981	$(46)	$(109)	$5,037
Comprehensive income				111	(6)		105
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	—	—		(1)	(1)
Repurchase of common stock						(7)	(7)
Restricted stock compensation			5				5
Balance at end of period	$107	$3	$4,106	$1,051	$(52)	$(117)	$5,098

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2020
Balance at beginning of period	$107	$3	$4,067	$798	$(65)	$(27)	$4,883
Comprehensive income				214	39		253
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(118)			(118)
Issuance of common stock		—	4			(3)	1
Repurchase of common stock						(25)	(25)
Restricted stock compensation			13				13
Adoption of new accounting standards				(50)	—		(50)
Balance at end of period	$107	$3	$4,084	$838	$(26)	$(55)	$4,951
Nine Months Ended September 30, 2021
Balance at beginning of period	$107	$3	$4,087	$869	$(39)	$(68)	$4,959
Comprehensive income				306	(13)		293
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(117)			(117)
Issuance of common stock		—	3	(1)		(6)	(4)
Repurchase of common stock						(43)	(43)
Restricted stock compensation			16				16
Balance at end of period	$107	$3	$4,106	$1,051	$(52)	$(117)	$5,098
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$306	$214
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	(1)	5
Provision for credit losses	3	105
Deferred tax expense (benefit)	8	(24)
Loans originated for sale	(1,593)	(1,351)
Loans sold	1,533	1,258
Net gain on sale of loans	(39)	(28)
Net change in:
Interest receivable	14	18
Interest payable	(5)	(7)
Bank owned life insurance, excluding purchases	4	(6)
Other, net	154	(265)
Net cash flows provided by (used in) operating activities	384	(81)
Investing Activities
Net change in loans and leases, excluding sales and transfers	800	(2,809)
Debt securities available for sale:
Purchases	(1,207)	(1,168)
Maturities/payments	1,415	1,429
Debt securities held to maturity:
Purchases	(993)	(163)
Maturities/payments	652	469
Increase in premises and equipment	(43)	(33)
Other, net	—	1
Net cash flows provided by (used in) investing activities	624	(2,274)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	2,939	4,753
Time deposits	(617)	(702)
Short-term borrowings	(240)	(1,316)
Proceeds from issuance of long-term borrowings	18	322
Repayment of long-term borrowings	(227)	(266)
Repurchases of common stock	(43)	(25)
Cash dividends paid:
Preferred stock	(6)	(6)
Common stock	(117)	(118)
Other, net	12	14
Net cash flows provided by financing activities	1,719	2,656
Net Increase in Cash and Cash Equivalents	2,727	301
Cash and cash equivalents at beginning of period	1,383	599
Cash and Cash Equivalents at End of Period	$4,110	$900
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2021
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of September 30, 2021, we had 332 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Events occurring subsequent to September 30, 2021 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

The following optional expedients, exceptions and elections are permitted for certain contracts that are modified because of RRR and meet certain scope guidance:
•Contract modifications may be accounted for prospectively as a continuation of existing contracts rather than a new contract without re-measurement or reassessment of significant contract amendments
•modifications of leases to be accounted for as a continuation of the existing contracts without reassessment of lease classification and discount rate or re-measurement of lease payments
•to not reassess the original conclusion about whether a contract contains an embedded derivative that is clearly and closely related to the host contract
•changes to critical terms of hedging relationships, on a hedge-by-hedge basis, without designation of the hedging relationship and various practical expedients and elections designed to allow hedge accounting to continue uninterrupted
•modifications of certain derivatives modified to change the rate used for margining, discounting or contract price alignment.

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

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at September 30, 2021 and December 31, 2020. Accrued interest receivable on AFS debt securities totaled $5.8 million and $6.2 million at September 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
September 30, 2021
U.S. Treasury	$49	$—	$—	$49
U.S. government agencies	152	2	—	154
U.S. government-sponsored entities	170	1	(1)	170
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,286	26	(1)	1,311
Agency collateralized mortgage obligations	1,171	18	(6)	1,183
Commercial mortgage-backed securities	299	8	(1)	306
States of the U.S. and political subdivisions (municipals)	33	—	—	33
Other debt securities	2	—	—	2
Total debt securities AFS	$3,162	$55	$(9)	$3,208

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2020
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	172	—	—	172
U.S. government-sponsored entities	160	1	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	959	35	—	994
Agency collateralized mortgage obligations	1,094	31	(1)	1,124
Commercial mortgage-backed securities	361	17	—	378
States of the U.S. and political subdivisions (municipals)	32	—	—	32
Other debt securities	2	—	—	2
Total debt securities AFS	$3,380	$84	$(1)	$3,463

The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM municipal bond portfolio was $0.06 million and $0.04 million at September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on HTM debt securities totaled $10.9 million and $12.5 million at September 30, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
September 30, 2021
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	20	—	—	20
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,174	21	(2)	1,193
Agency collateralized mortgage obligations	690	9	(4)	695
Commercial mortgage-backed securities	284	5	(2)	287
States of the U.S. and political subdivisions (municipals)	1,032	39	(1)	1,070
Total debt securities HTM	$3,202	$74	$(9)	$3,267

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2020
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	120	1	—	121
Residential mortgage-backed securities:
Agency mortgage-backed securities	769	29	—	798
Agency collateralized mortgage obligations	562	17	—	579
Commercial mortgage-backed securities	307	10	—	317
States of the U.S. and political subdivisions (municipals)	1,108	48	—	1,156
Total debt securities HTM	$2,868	$105	$—	$2,973

There were no significant gross gains or gross losses realized on securities during the nine months ended September 30, 2021 or 2020.

As of September 30, 2021, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$45	$46	$21	$21
Due after one year but within five years	194	194	22	22
Due after five years but within ten years	103	103	122	125
Due after ten years	64	65	889	924
	406	408	1,054	1,092
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,286	1,311	1,174	1,193
Agency collateralized mortgage obligations	1,171	1,183	690	695
Commercial mortgage-backed securities	299	306	284	287
Total debt securities	$3,162	$3,208	$3,202	$3,267
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

(dollars in millions)	September 30, 2021	December 31, 2020
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,714	$5,384
As collateral for short-term borrowings	412	402
Securities pledged as a percent of total securities	95.6%	91.4%
At September 30, 2021, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in any amount greater than 10% of stockholders’ equity.

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of continuous loss position:

TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
September 30, 2021
U.S. Treasury	1	$49	$—	—	$—	$—	1	$49	$—
U.S. government agencies	—	—	—	9	9	—	9	9	—
U.S. government-sponsored entities	3	74	(1)	—	—	—	3	74	(1)
Residential mortgage-backed securities:
Agency mortgage-backed securities	9	428	(1)	—	—	—	9	428	(1)
Agency collateralized mortgage obligations	14	534	(6)	—	—	—	14	534	(6)
Commercial mortgage-backed securities	3	91	(1)	—	—	—	3	91	(1)
States of the U.S. and political subdivisions (municipals)	5	11	—	—	—	—	5	11	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	35	$1,187	$(9)	10	$11	$—	45	$1,198	$(9)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2020
U.S. government agencies	1	$13	$—	16	$69	$—	17	$82	$—
U.S. government-sponsored entities	1	25	—	—	—	—	1	25	—
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	5	130	(1)	—	—	—	5	130	(1)
Other debt securities	—	—	—	1	2	—	1	2	—
Total	7	$168	$(1)	17	$71	$—	24	$239	$(1)
We evaluated the AFS debt securities that were in an unrealized loss position at September 30, 2021. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates and does not reflect any expected credit losses. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.1 billion as of September 30, 2021 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 63% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 60% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
The ACL on the HTM municipal bond portfolio is calculated on each bond using:
•The bond’s underlying credit rating, time to maturity and exposure amount;
•Credit enhancements that improve the bond’s credit rating (e.g., insurance); and
•Moody’s U.S. Bond Defaults and Recoveries, 1970-2020 study.
By using these components, we derive the expected credit loss on the HTM general obligation bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our Commercial and Industrial Non-Manufacturing loan portfolio forecast adjustment as derived through our assessment of the loan portfolio as a proxy for our municipal bond portfolio.
For the year-to-date periods ending September 30, 2021 and 2020, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.06 million and $0.04 million as of September 30, 2021 and December 31, 2020, respectively. No other securities portfolios had an ACL. At September 30, 2021 and December 31, 2020, there were no securities that were past due or on non-accrual.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $51.4 million at September 30, 2021 and $62.9 million at December 31, 2020, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the tables below. Upon adoption of CECL on January 1, 2020, PCD assets were adjusted to reflect the addition of a $50.3 million ACL and a remaining noncredit discount of $110.0 million included in the amortized cost. The remaining noncredit discount was $34.2 million and $50.9 million at September 30, 2021 and December 31, 2020, respectively.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	September 30, 2021	December 31, 2020
Commercial real estate	$9,871	$9,731
Commercial and industrial	5,960	7,214
Commercial leases	489	485
Other	81	40
Total commercial loans and leases	16,401	17,470
Direct installment	2,250	2,020
Residential mortgages	3,588	3,433
Indirect installment	1,230	1,218
Consumer lines of credit	1,247	1,318
Total consumer loans	8,315	7,989
Total loans and leases, net of unearned income	$24,716	$25,459

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
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers. PPP loans are included in the commercial and industrial category and comprise $0.7 billion and $2.2 billion of this category's outstanding balance at September 30, 2021 and December 31, 2020, respectively. The PPP loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	September 30, 2021	December 31, 2020
Commercial real estate:
Percent owner-occupied	28.2%	28.1%
Percent non-owner-occupied	71.8	71.9

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

The following tables summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 4.4

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,290	$1,817	$1,706	$964	$797	$2,385	$148	$9,107
Special Mention	15	16	45	111	115	175	2	479
Substandard	—	8	34	38	44	158	3	285
Total commercial real estate	1,305	1,841	1,785	1,113	956	2,718	153	9,871
Commercial and Industrial:
Risk Rating:
Pass	1,500	980	788	422	200	293	1,335	5,518
Special Mention	—	31	15	5	18	64	35	168
Substandard	2	6	22	61	65	21	97	274
Total commercial and industrial	1,502	1,017	825	488	283	378	1,467	5,960
Commercial Leases:
Risk Rating:
Pass	139	124	107	58	43	2	—	473
Special Mention	—	—	—	2	3	2	—	7
Substandard	—	4	3	2	—	—	—	9
Total commercial leases	139	128	110	62	46	4	—	489
Other Commercial:
Risk Rating:
Pass	23	—	—	—	—	9	49	81
Substandard	—	—	—	—	—	—	—	—
Total other commercial	23	—	—	—	—	9	49	81
Total commercial	2,969	2,986	2,720	1,663	1,285	3,109	1,669	16,401

CONSUMER
Direct Installment:
Current	707	585	240	141	106	458	—	2,237
Past due	—	—	1	1	—	11	—	13
Total direct installment	707	585	241	142	106	469	—	2,250
Residential Mortgages:
Current	996	986	445	167	240	715	2	3,551
Past due	—	2	4	4	3	24	—	37
Total residential mortgages	996	988	449	171	243	739	2	3,588
Indirect Installment:
Current	415	290	180	210	80	45	—	1,220
Past due	2	2	2	2	1	1	—	10
Total indirect installment	417	292	182	212	81	46	—	1,230
Consumer Lines of Credit:
Current	13	3	4	6	3	126	1,078	1,233
Past due	—	—	—	—	—	12	2	14
Total consumer lines of credit	13	3	4	6	3	138	1,080	1,247
Total consumer	2,133	1,868	876	531	433	1,392	1,082	8,315
Total loans and leases	$5,102	$4,854	$3,596	$2,194	$1,718	$4,501	$2,751	$24,716

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
September 30, 2021
Commercial real estate	$6	$—	$55	$61	$9,810	$9,871	$20
Commercial and industrial	13	—	23	36	5,924	5,960	4
Commercial leases	4	—	1	5	484	489	—
Other	—	—	1	1	80	81	—
Total commercial loans and leases	23	—	80	103	16,298	16,401	24
Direct installment	4	1	8	13	2,237	2,250	—
Residential mortgages	18	5	14	37	3,551	3,588	—
Indirect installment	8	—	2	10	1,220	1,230	—
Consumer lines of credit	6	2	6	14	1,233	1,247	—
Total consumer loans	36	8	30	74	8,241	8,315	—
Total loans and leases	$59	$8	$110	$177	$24,539	$24,716	$24

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2020
Commercial real estate	$13	$—	$85	$98	$9,633	$9,731	$36
Commercial and industrial	8	—	44	52	7,162	7,214	16
Commercial leases	2	—	2	4	481	485	—
Other	—	—	1	1	39	40	—
Total commercial loans and leases	23	—	132	155	17,315	17,470	52
Direct installment	7	2	11	20	2,000	2,020	—
Residential mortgages	23	11	18	52	3,381	3,433	—
Indirect installment	10	1	2	13	1,205	1,218	—
Consumer lines of credit	9	2	7	18	1,300	1,318	—
Total consumer loans	49	16	38	103	7,886	7,989	—
Total loans and leases	$72	$16	$170	$258	$25,201	$25,459	$52

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	September 30, 2021	December 31, 2020
Non-accrual loans	$110	$170
Total non-performing loans	110	170
Other real estate owned	8	10
Total non-performing assets	$118	$180
Asset quality ratios:
Non-performing loans / total loans and leases	0.45%	0.67%
Non-performing assets + 90 days past due + OREO / total loans and leases + OREO	0.51	0.77
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.1 million at September 30, 2021 and $2.5 million at December 31, 2020. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at September 30, 2021 and December 31, 2020 totaled $6.3 million and $8.2 million, respectively. During 2020 and 2021, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans, under the CARES Act, to all residential mortgage loan customers.
Approximately $40 million of commercial loans are collateral dependent at September 30, 2021. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Troubled Debt Restructurings
TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Consistent with the CARES Act and interagency bank regulatory guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. As of September 30, 2021, we had $54 million in loans that have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic, compared to $397 million as of December 31, 2020 and $2.4 billion as of June 30, 2020, the highest point during the pandemic. Also, consistent with the CARES Act and the interagency bank regulatory guidelines, such modifications are not included in our TDR totals.
Following is a summary of the composition of total TDRs:
TABLE 4.7

(in millions)	September 30, 2021	December 31, 2020
Accruing	$58	$58
Non-accrual	35	33
Total TDRs	$93	$91

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the nine months ended September 30, 2021, we returned to accruing status $7.8 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.

Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $1.4 million at September 30, 2021 compared to $2.8 million at December 31, 2020, and pooled reserves for individual loans of $1.8 million and $2.5 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.8 million for September 30, 2021 and $4.1 million for December 31, 2020. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 4.8

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	5	$2	$2	21	$20	$20
Commercial and industrial	3	—	—	8	1	—
Other	1	—	—	1	—	—
Total commercial loans	9	2	2	30	21	20
Direct installment	8	—	—	26	1	1
Residential mortgages	12	2	2	15	2	2
Consumer lines of credit	7	—	—	31	2	2
Total consumer loans	27	2	2	72	5	5
Total	36	$4	$4	102	$26	$25

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	7	$2	$2	23	$8	$6
Commercial and industrial	4	—	—	19	3	2
Other	—	—	—	1	—	—
Total commercial loans	11	2	2	43	11	8
Direct installment	14	1	1	50	3	3
Residential mortgages	2	1	1	18	3	2
Consumer lines of credit	9	—	—	36	1	1
Total consumer loans	25	2	2	104	7	6
Total	36	$4	$4	147	$18	$14
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 4.9

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	—	$—	1	$—
Total commercial loans	—	—	1	—
Direct installment	1	—	1	—
Residential mortgages	—	—	1	—
Total consumer loans	1	—	2	—
Total	1	$—	3	$—

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	8	$3
Commercial and industrial	1	—	3	—
Total commercial loans	1	—	11	3
Direct installment	4	—	12	1
Residential mortgages	—	—	2	—
Consumer lines of credit	1	—	3	—
Total consumer loans	5	—	17	1
Total	6	$—	28	$4

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2021
Commercial real estate	$176	$(3)	$2	$(1)	$(14)	$161
Commercial and industrial	81	(2)	2	—	6	87
Commercial leases	16	—	—	—	—	16
Other	1	—	—	—	1	2
Total commercial loans and leases	274	(5)	4	(1)	(7)	266
Direct installment	27	(1)	—	(1)	—	26
Residential mortgages	33	—	—	—	—	33
Indirect installment	12	—	—	—	1	13
Consumer lines of credit	11	(1)	1	—	—	11
Total consumer loans	83	(2)	1	(1)	1	83
Total allowance for credit losses on loans and leases	357	(7)	5	(2)	(6)	349
Allowance for unfunded loan commitments	14	—	—	—	4	18
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$371	$(7)	$5	$(2)	$(2)	$367
Nine Months Ended September 30, 2021
Commercial real estate	$181	$(9)	$5	$(4)	$(16)	$161
Commercial and industrial	81	(11)	4	(7)	13	87
Commercial leases	17	—	1	1	(2)	16
Other	1	(2)	1	(1)	2	2
Total commercial loans and leases	280	(22)	11	(11)	(3)	266
Direct installment	26	(1)	—	(1)	1	26
Residential mortgages	34	—	—	—	(1)	33
Indirect installment	11	(3)	2	(1)	3	13
Consumer lines of credit	12	(1)	1	—	(1)	11
Total consumer loans	83	(5)	3	(2)	2	83
Total allowance for credit losses on loans and leases	363	(27)	14	(13)	(1)	349
Allowance for unfunded loan commitments	14	—	—	—	4	18
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$377	$(27)	$14	$(13)	$3	$367

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial ACL on PCD Loans	Balance at End of Period
Three Months Ended September 30, 2020
Commercial real estate	$163	$(3)	$1	$(2)	$23	$—	$—	$184
Commercial and industrial	98	(17)	1	(16)	11	—	—	93
Commercial leases	17	—	—	—	—	—	—	17
Other	1	(1)	—	(1)	1	—	—	1
Total commercial loans and leases	279	(21)	2	(19)	35	—	—	295
Direct installment	25	—	—	—	(1)	—	—	24
Residential mortgages	33	(1)	1	—	(2)	—	—	31
Indirect installment	17	(1)	1	—	(5)	—	—	12
Consumer lines of credit	11	—	—	—	—	—	—	11
Total consumer loans	86	(2)	2	—	(8)	—	—	78
Total allowance for credit losses on loans and leases	365	(23)	4	(19)	27	—	—	373
Allowance for unfunded loan commitments (1)	15	—	—	—	—	—	—	15
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$380	$(23)	$4	$(19)	$27	$—	$—	$388
Nine Months Ended September 30, 2020
Commercial real estate	$60	$(8)	$6	$(2)	$48	$38	$40	$184
Commercial and industrial	53	(25)	3	(22)	50	8	4	93
Commercial leases	11	—	—	—	6	—	—	17
Other	9	(3)	—	(3)	4	(9)	—	1
Total commercial loans and leases	133	(36)	9	(27)	108	37	44	295
Direct installment	13	(1)	—	(1)	1	10	1	24
Residential mortgages	22	(1)	1	—	(1)	6	4	31
Indirect installment	19	(6)	3	(3)	(6)	2	—	12
Consumer lines of credit	9	(2)	—	(2)	3	—	1	11
Total consumer loans	63	(10)	4	(6)	(3)	18	6	78
Total allowance for credit losses on loans and leases	196	(46)	13	(33)	105	55	50	373
Allowance for unfunded loan commitments (1)	3	—	—	—	2	10	—	15
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$199	$(46)	$13	$(33)	$107	$65	$50	$388
(1) The net benefit of $0.3 million for the quarter and $2 million for the year-to-date provision for the AULC is included in other non-interest expense on the Consolidated Statements of Income.

Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in millions)
Balance at beginning of period	$14	$15	$14	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	4	—	4	—
Consumer portfolio	—	—	—	—
Other adjustments:
Commercial portfolio	—	—	—	2
ASC 326 adoption impact:
Commercial portfolio	—	—	—	8
Consumer portfolio	—	—	—	2
Balance at end of period	$18	$15	$18	$15
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
COVID-19 Impacts on the ACL
Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario from the first quarter of 2020 through the third quarter of 2020 for ACL modeling purposes. At September 30, 2021 and December 31, 2020, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. Macroeconomic variables that we utilized from this scenario for our ACL calculation as of December 31, 2020 included, but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period. For our ACL calculation at September 30, 2021, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 6.1% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 9.5% over our R&S forecast period, (iii) S&P Volatility, which increases 7.7% in 2022 before declining 2.7% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels. While we have not changed our ACL modeling methodology, we continually assess our key macroeconomic variables and their correlation to our historical and expected portfolio performance. During the quarter, we changed certain macroeconomic variables used for ACL modeling purposes as the new variables better correlate to our historical performance over the economic cycles.

The ACL of $349.3 million at September 30, 2021 decreased $13.9 million, or 3.8%, from December 31, 2020 due to the improving macroeconomic environment and positive credit quality trends. Our ending ACL coverage ratio at September 30, 2021 was 1.41%, compared to 1.43% at December 31, 2020. Total provision for credit losses for the three months ended September 30, 2021 was a net benefit of $1.8 million. Net charge-offs were $1.6 million during the three months ended September 30, 2021, compared to $19.3 million during the three months ended September 30, 2020, reflecting COVID-19 impacts on certain segments of the loan portfolio. Total provision for credit losses for the nine months ended September 30,

2021 was $3.0 million. Net charge-offs were $12.5 million during the nine months ended September 30, 2021, compared to $33.4 million during the nine months ended September 30, 2020.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	September 30, 2021	December 31, 2020
Mortgage loans sold with servicing retained	$4,797	$4,653

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Mortgage loans sold with servicing retained	$382	$466	$1,406	$1,142
Pretax net gains resulting from above loan sales (1)	10	25	36	47
Mortgage servicing fees (1)	3	3	9	9
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Balance at beginning of period	$40.5	$34.0	$35.6	$42.6
Additions	4.4	4.5	15.3	11.0
Payoffs and curtailments	(2.8)	(4.6)	(10.4)	(10.5)
(Impairment charge) / recovery	1.0	0.5	3.8	(7.5)
Amortization	(0.6)	(0.6)	(1.8)	(1.8)
Balance at end of period	$42.5	$33.8	$42.5	$33.8
Fair value, beginning of period	$40.8	$34.0	$35.6	$45.0
Fair value, end of period	43.2	33.8	43.2	33.8
We had a $3.5 million valuation allowance for MSRs as of September 30, 2021, compared to $7.3 million at December 31, 2020.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	September 30, 2021	December 31, 2020
Weighted average life (months)	74.3	66.6
Constant prepayment rate (annualized)	11.8%	13.4%
Discount rate	9.5%	9.5%
Effect on fair value due to change in interest rates:
+0.25%	$3	$2
+0.50%	5	4
-0.25%	(3)	(2)
-0.50%	(6)	(3)
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

NOTE 7.    LEASES

We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of September 30, 2021, we had operating lease right-of-use assets and operating lease liabilities of $122.6 million and $130.8 million, respectively. We have finance leases of $9.6 million.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 30, 2021, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $69.2 million and $109.8 million in right-of-use assets and other liabilities, respectively. These operating leases are currently expected to commence in 2021 - 2023 with lease terms up to 16 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. The related party operating the lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Operating lease cost	$7	$7	$21	$20
Short-term lease cost	—	1	—	1
Variable lease cost	1	1	3	3
Total lease cost	$8	$9	$24	$24

Other information related to leases is as follows:
TABLE 7.2

	Nine Months Ended September 30,
(dollars in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$19
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7	$5
Finance leases	$—	$—
Weighted average remaining lease term (years):
Operating leases	9.05	9.51
Finance leases	24.13	0
Weighted average discount rate:
Operating leases	2.5%	2.8%
Finance leases	1.9%	—%

Maturities of lease liabilities were as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
September 30, 2021
2021	$7	$—	$7
2022	23	—	23
2023	19	—	19
2024	17	—	17
2025	13	—	13
Later years	67	12	79
Total lease payments	146	12	158
Less: imputed interest	(15)	(2)	(17)
Present value of lease liabilities	$131	$10	$141

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

Unconsolidated VIEs

The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at September 30, 2021 and December 31, 2020.

TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2021
Trust preferred securities (1)	$1	$67	$—
Affordable housing tax credit partnerships	113	37	113
Other investments	26	4	26
Total	$140	$108	$139
December 31, 2020
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	119	45	119
Other investments	26	8	26
Total	$146	$119	$145
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

Amortization related to investments under the proportional amortization method is recorded on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income, while write-downs and losses related to investments under the equity method are included in non-interest expense.
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 8.2

(in millions)	September 30, 2021	December 31, 2020
Proportional amortization method investments included in other assets	$74	$71
Equity method investments included in other assets	2	3
Total LIHTC investments included in other assets	$76	$74
Unfunded LIHTC commitments	$37	$45
The following table summarizes the impact of these LIHTC investments on specific line items of our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Non-interest income:
Amortization of tax credit investments under equity method, net of tax benefit	$—	$—	$1	$1
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$3	$2	$10	$8
Low-income housing tax credits	(4)	(3)	(11)	(9)
Other tax benefits related to tax credit investments	—	—	(2)	(2)
Total impact on provision for income taxes	$(1)	$(1)	$(3)	$(3)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit Investments, and other equity method investments.

NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	September 30, 2021	December 31, 2020
Securities sold under repurchase agreements	$407	$403
Federal Home Loan Bank advances	1,030	1,280
Subordinated notes	126	121
Total short-term borrowings	$1,563	$1,804
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of September 30, 2021 or December 31, 2020. At September 30, 2021, $1.0 billion, or 100.0%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $1.3 billion, or 100.0%, as of December 31, 2020.
Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	September 30, 2021	December 31, 2020
Federal Home Loan Bank advances	$200	$400
Senior notes	299	299
Subordinated notes	72	81
Junior subordinated debt	67	66
Other subordinated debt	248	249
Total long-term borrowings	$886	$1,095
Our banking affiliate has available credit with the FHLB of $8.3 billion, of which $1.2 billion was utilized as of September 30, 2021. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.26% to 0.29% for the nine months ended September 30, 2021 and 0.30% to 0.34% for the year ended December 31, 2020.
The following table provides information relating to our senior debt and other subordinated debt as of September 30, 2021. These debt issuances are fixed-rate, with the exception of the Subordinated Notes due in 2029, which are fixed-rate and become floating-rate after February 14, 2024. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 9.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (2)	Carrying Value	Stated Maturity Date	Interest Rate
2.20% Senior Notes due February 24, 2023	$300	$298	$299	2/24/2023	2.20%
4.95% Fixed-To-Floating Rate Subordinated Notes due 2029	120	118	119	2/14/2029	4.95%
4.875% Subordinated Notes due 2025	100	98	99	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (1)	38	46	30	8/12/2023	7.625%
Total	$558	$560	$547
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

The following table provides information relating to the Trusts as of September 30, 2021:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	1.77%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	1.44%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	1.59%	LIBOR + 146 bps
Total	$72	$3	$67
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	September 30, 2021			December 31, 2020
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,580	$2	$—	$1,430	$3	$—
Interest rate swaps – not designated	5,332	2	25	4,791	—	37
Total subject to master netting arrangements	6,912	4	25	6,221	3	37
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,332	211	16	4,791	349	—
Interest rate lock commitments – not designated	524	13	—	531	24	—
Forward delivery commitments – not designated	575	2	—	500	—	2
Credit risk contracts – not designated	390	—	—	437	—	1
Total not subject to master netting arrangements	6,821	226	16	6,259	373	3
Total	$13,733	$230	$41	$12,480	$376	$40
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
The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2021	2020		2021	2020
Derivatives in cash flow hedging relationships:
Interest rate contracts	$3	$(42)	Interest income (expense)	$(14)	$(9)
			Other income	—	(9)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Nine months ended September 30,
	2021		2020
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$671	$21	$750	$31
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	1	(15)	2	(11)
As of September 30, 2021, the maximum length of time over which forecasted interest cash flows are hedged is 4.0 years. In the twelve months that follow September 30, 2021, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $14.5 million ($11.3 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2021. During the third quarter of 2020, we terminated $225.0 million of notional value of interest rate contracts - designated subject to master netting arrangements.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the nine months ended September 30, 2021 and 2020, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $261.8 million as of September 30, 2021 have remaining terms ranging from nine months to twenty years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.3 million at September 30, 2021 and $0.6 million at December 31, 2020. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.3 million, respectively, at September 30, 2021 and $0.2 million and $0.6 million, respectively at December 31, 2020.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Nine Months Ended September 30,
(in millions)	Consolidated Statements of Income Location	2021	2020
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	2	(1)
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.5 million and $0.3 million as of September 30, 2021 and December 31, 2020, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 10.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
September 30, 2021
Derivative Assets
Interest rate contracts:
Designated	$2	$—	$2	$—
Not designated	2	—	2	—
Total	$4	$—	$4	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$25	$—	$24	$1
Total	$25	$—	$24	$1

December 31, 2020
Derivative Assets
Interest rate contracts:
Designated	$3	$—	$3	$—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$37	$—	$37	$—
Total	$37	$—	$37	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	September 30, 2021	December 31, 2020
Commitments to extend credit	$11,015	$9,285
Standby letters of credit	200	158
At September 30, 2021, funding of 70.7% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $18.0 million at September 30, 2021 and $13.7 million at December 31, 2020. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Note 9, “Borrowings” in the Notes to Consolidated Financial Statements.
Other Legal Proceedings
In the ordinary course of business, we may assert claims in legal proceedings against another party or parties, and we are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, we are subject to governmental and regulatory examinations, information-gathering requests, and may be subject to investigations and proceedings (both formal and informal). Such threatened claims, litigation, investigations, regulatory and administrative proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, reimbursement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. In these instances, if we determine that we have meritorious defenses, we will engage in an aggressive defense. However, if management determines, in consultation with counsel, that settlement of a matter is in the best interest of FNB and our shareholders, we may do so. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, we do not believe that judgments, sanctions, settlement resolutions, regulatory actions, investigations, settlements or orders, if any, that have or may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on our financial position or liquidity, although they could potentially have a material effect on net income in a given period.
In view of the inherent unpredictability of outcomes in litigation and governmental and regulatory matters, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course, there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and governmental and regulatory matters, including a possible eventual loss, fine, restitution, penalty, business or adverse reputational impact, if any, associated with each such matter. In accordance with applicable accounting guidance, we establish accruals for litigation and governmental and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We will continue to monitor such matters for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. We believe that our accruals for legal proceedings are appropriate and, in the aggregate, are not material to our consolidated financial position, although future accruals could have a material effect on net income in a given period.

NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 1,113,314 and 2,004,895 restricted stock units during the nine months ended September 30, 2021 and 2020, respectively, including 325,284 and 571,932 performance-based restricted stock units during those same periods, respectively. As of September 30, 2021, we had available up to 4,137,909 shares of common stock to issue under this Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Nine Months Ended September 30,
	2021		2020
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,322,115	$9.46	2,858,357	$12.56
Granted	1,113,314	12.65	2,004,895	5.95
Net adjustment due to performance	412,540	11.72	47,290	13.00
Vested	(1,309,476)	12.10	(592,602)	14.50
Forfeited/expired/canceled	(112,002)	10.94	(169,552)	13.05
Dividend reinvestment	134,600	12.26	173,990	6.99
Unvested units outstanding at end of period	4,561,091	9.74	4,322,378	9.45
The following table provides certain information related to restricted stock units:
TABLE 12.2

(in millions)	Nine Months Ended September 30,
	2021	2020
Stock-based compensation expense	$17	$13
Tax benefit related to stock-based compensation expense	4	3
Fair value of units vested	16	4
As of September 30, 2021, there was $11.7 million of unrecognized compensation cost related to unvested restricted stock units, including $1.0 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of September 30, 2021 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,933,219	1,627,872	4,561,091
Unrecognized compensation expense	$10	$2	$12
Intrinsic value	$34	$19	$53
Weighted average remaining life (in years)	1.86	0.88	1.51

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of September 30, 2021, we had 170,529 stock options outstanding and exercisable at a weighted average exercise price per share of $8.75, compared to 207,030 stock options outstanding and exercisable at a weighted average exercise price per share of $8.42 as of September 30, 2020.
The intrinsic value of outstanding and exercisable stock options at September 30, 2021 was $0.5 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 13.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Current income taxes:
Federal taxes	$22	$16	$62	$62
State taxes	1	1	4	6
Total current income taxes	23	17	66	68
Deferred income taxes:
Federal taxes	4	—	7	(24)
State taxes	—	—	1	—
Total deferred income taxes	4	—	8	(24)
Total income taxes	$27	$17	$74	$44
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	19.7	17.0	19.5	17.0
The effective tax rates for the nine months ended September 30, 2021 and 2020 were lower than the statutory federal tax rate primarily due to tax benefits resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. The lower tax effective tax rate in 2020 is primarily due to lower pre-tax income levels and the impact from renewable energy investment tax credits.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $47.4 million and $51.0 million at September 30, 2021 and December 31, 2020, respectively.

NOTE 14.    OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2021
Balance at beginning of period	$65	$(40)	$(64)	$(39)
Other comprehensive (loss) income before reclassifications	(29)	3	2	(24)
Amounts reclassified from AOCI	—	11	—	11
Net current period other comprehensive (loss) income	(29)	14	2	(13)
Balance at end of period	$36	$(26)	$(62)	$(52)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2021	2020	2021	2020
Net income	$111	$83	$306	$214
Less: Preferred stock dividends	2	2	6	6
Net income available to common stockholders	$109	$81	$300	$208
Basic weighted average common shares outstanding	319,512,598	323,379,720	320,023,695	323,642,925
Net effect of dilutive stock options, warrants and restricted stock	3,348,329	2,283,060	3,611,960	2,051,221
Diluted weighted average common shares outstanding	322,860,927	325,662,780	323,635,655	325,694,146
Earnings per common share:
Basic	$0.34	$0.25	$0.94	$0.64
Diluted	$0.34	$0.25	$0.93	$0.64

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 15.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Average shares excluded from the diluted earnings per common share calculation	—	44,755	—	22,263

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Nine Months Ended September 30,
(in millions)	2021	2020
Interest paid on deposits and other borrowings	$82	$179
Income taxes paid	53	34
Transfers of loans to other real estate owned	3	2
Loans transferred to held for sale from portfolio	—	508

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

TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2021
Interest income	$255	$—	$—	$1	$256
Interest expense	20	—	—	4	24
Net interest income	235	—	—	(3)	232
Provision for credit losses	(2)	—	—	—	(2)
Non-interest income	68	15	6	(1)	88
Non-interest expense (1)	164	10	5	2	181
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	27	1	—	(1)	27
Net income (loss)	111	4	1	(5)	111
Total assets	39,238	43	34	46	39,361
Total intangibles	2,271	9	27	—	2,307
At or for the Three Months Ended September 30, 2020
Interest income	$273	$—	$—	$—	$273
Interest expense	41	—	—	5	46
Net interest income	232	—	—	(5)	227
Provision for credit losses	27	—	—	—	27
Non-interest income	63	12	7	(2)	80
Non-interest expense (1)	162	8	5	2	177
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	18	1	1	(3)	17
Net income (loss)	85	3	1	(6)	83
Total assets	37,315	36	36	54	37,441
Total intangibles	2,282	9	28	—	2,319
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2021
Interest income	$759	$—	$—	$1	$760
Interest expense	67	—	—	10	77
Net interest income	692	—	—	(9)	683
Provision for credit losses	2	—	—	1	3
Non-interest income	191	45	19	(4)	251
Non-interest expense (1)	491	30	15	6	542
Amortization of intangibles	8	—	1	—	9
Income tax expense (benefit)	75	3	1	(5)	74
Net income (loss)	307	12	2	(15)	306
Total assets	39,238	43	34	46	39,361
Total intangibles	2,271	9	27	—	2,307
At or for the Nine Months Ended September 30, 2020
Interest income	$859	$—	$—	$1	$860
Interest expense	155	—	—	17	172
Net interest income	704	—	—	(16)	688
Provision for credit losses	105	—	—	—	105
Non-interest income	180	36	18	(8)	226
Non-interest expense (1)	495	26	14	6	541
Amortization of intangibles	9	—	1	—	10
Income tax expense (benefit)	47	2	1	(6)	44
Net income (loss)	228	8	2	(24)	214
Total assets	37,315	36	36	54	37,441
Total intangibles	2,282	9	28	—	2,319
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$49	$—	$—	$49
U.S. government agencies	—	154	—	154
U.S. government-sponsored entities	—	170	—	170
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,311	—	1,311
Agency collateralized mortgage obligations	—	1,183	—	1,183
Commercial mortgage-backed securities	—	306	—	306
States of the U.S. and political subdivisions (municipals)	—	33	—	33
Other debt securities	—	2	—	2
Total debt securities available for sale	49	3,159	—	3,208
Loans held for sale	—	227	—	227
Derivative financial instruments
Trading	—	213	—	213
Not for trading	—	4	13	17
Total derivative financial instruments	—	217	13	230
Total assets measured at fair value on a recurring basis	$49	$3,603	$13	$3,665
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$41	$—	$41
Not for trading	—	—	—	—
Total derivative financial instruments	—	41	—	41
Total liabilities measured at fair value on a recurring basis	$—	$41	$—	$41

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	—	172	—	172
U.S. government-sponsored entities	—	161	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	994	—	994
Agency collateralized mortgage obligations	—	1,124	—	1,124
Commercial mortgage-backed securities	—	378	—	378
States of the U.S. and political subdivisions (municipals)	—	32	—	32
Other debt securities	—	2	—	2
Total debt securities available for sale	600	2,863	—	3,463
Loans held for sale	—	144	—	144
Derivative financial instruments
Trading	—	349	—	349
Not for trading	—	3	24	27
Total derivative financial instruments	—	352	24	376
Total assets measured at fair value on a recurring basis	$600	$3,359	$24	$3,983
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$37	$—	$37
Not for trading	—	3	—	3
Total derivative financial instruments	—	40	—	40
Total liabilities measured at fair value on a recurring basis	$—	$40	$—	$40

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2021
Balance at beginning of period	$24	$24
Purchases, issuances, sales and settlements:
Issuances	13	13
Settlements	(24)	(24)
Balance at end of period	$13	$13
Year Ended December 31, 2020
Balance at beginning of period	$3	$3
Purchases, issuances, sales and settlements:
Issuances	24	24
Settlements	(3)	(3)
Balance at end of period	$24	$24
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2021 or 2020.
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
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2021
Collateral dependent loans	$—	$—	$9	$9
Other assets - MSRs	—	—	15	15
Other assets - SBA servicing asset	—	—	4	4
Other real estate owned	—	—	1	1
December 31, 2020
Collateral dependent loans	$—	$—	$45	$45
Other assets - MSRs	—	—	36	36
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	3	3

The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the nine months or twelve months ended September 30, 2021 and December 31, 2020, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2021 had a carrying amount of $9.5 million, which includes an allocated ACL of $8.2 million. The ACL includes a provision applicable to the current period fair value measurements of $2.1 million, which was included in provision for credit losses for the nine months ended September 30, 2021.
MSRs measured at fair value on a non-recurring basis had a carrying value of $15.5 million, which included a valuation allowance of $3.5 million, as of September 30, 2021. The valuation allowance includes a recovery of $3.8 million included in earnings for the nine months ended September 30, 2021. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $5.3 million, which included a valuation allowance of $0.9 million, as of September 30, 2021. The valuation allowance includes a recovery of $0.2 million included in earnings for the nine months ended September 30, 2021.
OREO measured at fair value on a non-recurring basis during 2021 had a carrying amount of $1.1 million, which included a valuation allowance of $0.3 million, as of September 30, 2021. The valuation allowance includes a loss of $0.3 million, which was included in earnings for the nine months ended September 30, 2021.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Financial Assets
Cash and cash equivalents	$4,110	$4,110	$4,110	$—	$—
Debt securities available for sale	3,208	3,208	49	3,159	—
Debt securities held to maturity	3,202	3,267	1	3,266	—
Net loans and leases, including loans held for sale	24,620	24,224	—	227	23,997
Loan servicing rights	46	47	—	—	47
Derivative assets	230	230	—	217	13
Accrued interest receivable	76	76	76	—	—
Financial Liabilities
Deposits	31,444	31,456	28,399	3,057	—
Short-term borrowings	1,563	1,565	1,565	—	—
Long-term borrowings	886	906	—	—	906
Derivative liabilities	41	41	—	41	—
Accrued interest payable	8	8	8	—	—
December 31, 2020
Financial Assets
Cash and cash equivalents	$1,383	$1,383	$1,383	$—	$—
Debt securities available for sale	3,463	3,463	600	2,863	—
Debt securities held to maturity	2,868	2,973	—	2,973	—
Net loans and leases, including loans held for sale	25,250	25,012	—	144	24,868
Loan servicing rights	39	39	—	—	39
Derivative assets	376	376	—	352	24
Accrued interest receivable	90	90	90	—	—
Financial Liabilities
Deposits	29,122	29,158	25,460	3,698	—
Short-term borrowings	1,804	1,809	1,809	—	—
Long-term borrowings	1,095	1,068	—	—	1,068
Derivative liabilities	40	40	—	40	—
Accrued interest payable	13	13	13	—	—
NOTE 19.    MERGERS AND ACQUISITIONS
Pending Acquisition – Howard Bancorp, Inc.

On July 12, 2021, the Corporation entered into a definitive merger agreement to acquire Howard, a bank holding company based in Baltimore, Maryland with approximately $2.6 billion in total assets. The transaction is valued at approximately $418 million. Under the terms of the merger agreement, Howard voting common shareholders will be entitled to receive 1.8 shares of the Corporation’s common stock for each share of Howard common stock. The Corporation expects to issue approximately 33.8 million shares of its common stock in exchange for approximately 18.8 million shares of Howard common stock. Howard’s banking affiliate, Howard Bank, will be merged into FNBPA. We have received all regulatory clearances for the proposed merger to occur. The transaction is expected to be completed in early 2022, pending satisfaction of certain routine and customary closing conditions and approval by Howard's shareholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and nine-month periods ended September 30, 2021 and 2020. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021. Our results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results expected for the full year.

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
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business, economic and political circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the FRB, FDIC, UST, OCC and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economic environment; (iv) inflation concerns; (v) the impacts of tariffs or other trade policies of the U.S. or its global trading partners; and the sociopolitical environment in the U.S.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
•Competition can have an impact on customer acquisition, growth and retention, and on credit spreads, deposit gathering and product pricing, which can affect market share, loans, deposits and revenues. Our ability to anticipate, react quickly and continue to respond to technological changes and COVID-19 challenges can also impact our ability to respond to customer needs and meet competitive demands.
•Business and operating results can also be affected by widespread natural and other disasters, pandemics, including the ongoing COVID-19 pandemic crisis, dislocations, risks associated with a post-pandemic return to normalcy, including shortages of labor, supply chain disruptions and shipping delays, terrorist activities, system failures, security breaches, significant political events, cyber-attacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.
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
Management believes items such as merger expenses, branch consolidation costs, loss on early debt extinguishment, COVID-19 expenses and gains on sale of Visa class B shares are not organic to run our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed operations and branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special Company initiatives to support our employees and the communities we serve during an unprecedented time of a pandemic.
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

FINANCIAL SUMMARY
Net income available to common stockholders for the third quarter of 2021 was $109.5 million or $0.34 per diluted common share, compared to net income available to common stockholders for the third quarter of 2020 of $80.8 million or $0.25 per diluted common share. On an operating basis, the third quarter of 2021 earnings per diluted common share (non-GAAP) was also $0.34, while the third quarter of 2020, was $0.26, excluding $0.01 for significant items.
Total revenue increased to a record of $321.3 million. Our financial results were highlighted by a return on tangible common equity (non-GAAP) of 16.77% and sequential tangible book value per share growth of 11% annualized, to $8.42. We have executed our strategic plan as demonstrated by our growing diversity of revenue sources and our ability to have two consecutive quarters of high-single digit loan growth, excluding PPP.
Income Statement Highlights (Third quarter of 2021 compared to third quarter of 2020, except as noted)
•Record total revenue of $321.3 million, an increase of $14.1 million, or 4.6%, led to record operating net income available to common stockholders (non-GAAP) of $110.2 million, an increase of $24.8 million, or 29.0%.
•On a linked-quarter basis, operating pre-provision net revenue (non-GAAP) increased $10.2 million, or 8.0%, to a record $138.0 million due to growth in total revenue of $13.6 million, or 4.4%, led by higher non-interest income, partially offset by an increase in non-interest expense of $3.4 million, or 1.9%, largely tied to the revenue growth.
•Net interest income increased $5.3 million, or 2.3%, to $232.4 million due to higher PPP loan income and an improved funding mix offsetting lower yields on earnings assets. A $2.6 billion increase in low yielding interest-bearing deposits with banks was a significant contribution to the reduced earning asset yield.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) increased 2 basis points to 2.72% as the cost of funds decreased 2 basis points offsetting the earning asset yield decline of 1 basis point. The yield on total loans and leases increased 10 basis points to 3.61% largely due to higher contribution from PPP loans, while the investment portfolio yields declined by 13 basis points largely driven by the impact of higher cash and cash equivalents balances. The cost of funds decrease was led by the cost of interest-bearing deposits improving 3 basis points to 0.21%.
•The annualized net charge-offs to total average loans ratio was 0.03%, compared to 0.29%, with favorable asset quality trends across the loan portfolio.
•The provision for credit losses was a net benefit of $1.8 million for the third quarter, compared to a net benefit of $1.1 million in the second quarter of 2021 and an expense of $27.2 million in the third quarter of 2020, with the third quarter of 2020 level primarily attributable to the impacts of the pandemic.
•Non-interest income was a record $88.9 million, an increase of $8.8 million, or 11.0%, due to strong contributions from capital markets and wealth management, as well as increased SBA premium income and higher service charges driven by increased customer activity, partially offset by lower contributions from mortgage banking given its record levels in the third quarter of 2020.
•The effective tax rate was 19.7%, compared to 17.0%, reflecting residual benefits from renewable energy investment tax credits in the third quarter of 2020.
•The efficiency ratio (non-GAAP) equaled 55.4%, compared to 55.3%.
Balance Sheet Highlights (period-end balances, September 30, 2021 compared to December 31, 2020, unless otherwise indicated)
•Period-end total loans and leases, excluding PPP loans, increased $867.6 million, or 3.7%, as commercial loans increased $621.7 million, or 4.1%, and consumer loans increased $246.0 million, or 3.0%, inclusive of the sale of $0.5 billion in indirect auto loans in November 2020, compared to September 30, 2020. Total period-end loans and leases decreased $972.2 million, or 3.8%, due to a commercial loan decrease of $1.2 billion, or 6.9%, driven by PPP loan forgiveness compared to September 30, 2020.
•On a linked-quarter basis, excluding PPP loans, period-end total loans increased $462.8 million, or 7.8% annualized, with commercial loans and leases increasing $289.3 million, or 7.4% annualized, and consumer loans increasing $173.5 million, or 8.5% annualized.
•PPP loans outstanding totaled $0.7 billion at September 30, 2021, reflecting $2.9 billion in SBA loan forgiveness processed to date. There were $1.6 billion and $2.5 billion of PPP loans outstanding at June 30, 2021 and September 30, 2020, respectively.
•Total average deposits grew $2.5 billion, or 8.6%, compared to the third quarter of 2020, led by increases in average non-interest-bearing deposits of $1.7 billion, or 19.2%, and average interest-bearing demand deposits of $1.3 billion, or 10.4%, partially offset by a decrease in average time deposits of $1.0 billion, or 25.0%. Average deposit growth reflected inflows from the PPP and government stimulus activities, organic growth in new and existing customer relationships, as well as current customer preferences to maintain larger balances in their deposit accounts than before the pandemic.
•The ratio of loans to deposits was 78.6%, compared to 87.4%, as deposit growth outpaced loan growth. Additionally, the deposit funding mix continued to improve with non-interest-bearing deposits totaling 33% of total deposits, compared to 31%. Cash and cash equivalents balances increased $2.7 billion to $4.1 billion due primarily to PPP loan activity and government stimulus inflows.
•Total assets were $39.4 billion, compared to $37.4 billion, an increase of $2.0 billion, or 5.4%, primarily due to the increase in cash and cash equivalents due to significant deposit growth, primarily due to the PPP and government stimulus activities.
•The dividend payout ratio for the third quarter of 2021 was 35.4%, compared to 48.7% for the third quarter of 2020.
•The ratio of the ACL to total loans and leases decreased to 1.41% from 1.43%. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio (non-GAAP) equaled 1.45%, compared to 1.56%. The ACL on loans and leases totaled $349 million at September 30, 2021, compared to $363 million.
•Tangible book value per share (non-GAAP) of $8.42, increased $0.61, or 8% from September 30, 2020, reflecting our continued strategy to build tangible book value per share while optimizing capital deployment. The CET1 regulatory capital ratio increased to 9.9%, up from 9.8%.

TABLE 1

	Three Months Ended September 30,
Quarterly Results Summary	2021	2020
Reported results
Net income available to common stockholders (millions)	$109.5	$80.8
Net income per diluted common share	0.34	0.25
Book value per common share (period-end)	15.65	14.99
Pre-provision net revenue (reported) (millions)	137.0	126.9
Common equity tier 1 capital ratio	9.9%	9.6%
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$110.2	$85.5
Operating net income per diluted common share	0.34	0.26
Tangible common equity to tangible assets (period-end)	7.24%	7.19%
Tangible book value per common share (period-end)	$8.42	$7.81
Pre-provision net revenue (operating) (millions)	$138.0	$132.9
Average diluted common shares outstanding (thousands)	322,861	325,663
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(0.9)	$—
After-tax impact of merger-related expenses	(0.7)	—
Pre-tax COVID-19 expense	—	(2.7)
After-tax impact of COVID-19 expense	—	(2.1)
Pre-tax gain on sale of Visa class B stock	—	13.8
After-tax impact of gain on sale of Visa class B stock	—	10.9
Pre-tax loss on FHLB debt extinguishment and related hedge terminations	—	(13.3)
After-tax impact of loss on FHLB debt extinguishment and related hedge terminations	—	(10.5)
Pre-tax service charge refunds	—	(3.8)
After-tax impact of service charge refunds	—	(3.0)
Total significant items pre-tax	$(0.9)	$(6.0)
Total significant items after-tax	$(0.7)	$(4.7)

	Nine Months Ended September 30,
Year-to-Date Results Summary	2021	2020
Reported results
Net income available to common stockholders (millions)	$300.1	$207.8
Net income per diluted common share	0.93	0.64
Pre-provision net revenue (reported) (millions)	383.0	362.8
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	302.9	222.1
Operating net income per diluted common share	0.94	0.68
Pre-provision net revenue (operating) (millions)	386.6	385.1
Average diluted common shares outstanding (thousands)	323,636	325,694
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(0.9)	$—
After-tax impact of merger-related expenses	(0.7)	—
Pre-tax COVID-19 expense	—	(6.6)
After-tax impact of COVID-19 expense	—	(5.2)
Pre-tax gain on sale of Visa class B stock	—	13.8
After-tax impact of gain on sale of Visa class B stock	—	10.9
Pre-tax loss on FHLB debt extinguishment and related hedge terminations	—	(13.3)
After-tax impact of loss on FHLB debt extinguishment and related hedge terminations	—	(10.5)
Pre-tax branch consolidation costs	(2.6)	(8.3)
After-tax impact of branch consolidation costs	(2.1)	(6.5)
Pre-tax service charge refunds	—	(3.8)
After-tax impact of service charge refunds	—	(3.0)
Total significant items pre-tax	$(3.5)	$(18.2)
Total significant items after-tax	$(2.8)	$(14.3)
(1) Favorable (unfavorable) impact on earnings

Industry Developments
LIBOR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA announced that certain LIBOR tenors will continue to be published through June 30, 2023. Bank regulators, in a joint statement, have urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York has created a working group called the Alternative Reference Rate Committee (ARRC) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the Secured Overnight Financing Rate (SOFR) as a replacement index for LIBOR.
Similarly, we created an internal transition team that is managing our transition away from LIBOR. This transition team is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, as well as representatives of loan operations, information technology, legal, finance and other support functions. The transition team has completed an assessment of tasks needed for the transition, identified contracts that contain LIBOR language, has reviewed existing contract language for the presence of appropriate fallback rate language, developed and implemented loan fallback rate language for when LIBOR is retired and identified risks associated with the transition. The transition team is considering SOFR and credit-sensitive alternative indices, that may gain market acceptance, as a replacement to LIBOR. The selected index, or indices, will be utilized in all new floating rate agreements no later than December 31, 2021 and we will be able to accommodate multiple indices for the benefit of our customer base. Our transition team continues to work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR.
As of September 30, 2021, approximately $10.1 billion, or 41%, of our loan portfolio consisted of loans whose variable rate index is LIBOR. Previously, we finalized the transition to SOFR for all new adjustable rate mortgage originations which has a balance of approximately $240 million as of September 30, 2021. Finally, we have approximately $200 million of FNB issued debt that uses LIBOR as its base index.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020
Net income available to common stockholders for the three months ended September 30, 2021 was $109.5 million or $0.34 per diluted common share, compared to net income available to common stockholders for the three months ended September 30, 2020 of $80.8 million or $0.25 per diluted common share. The results for the third quarter of 2021 reflect record revenue of $321.3 million, an increase of $14.1 million, or 4.6%. Additionally, the provision for credit losses was a net benefit of $1.8 million due to continued improvement in the underlying portfolio credit trends. This compares to provision expense of $27.2 million for the third quarter of 2020, reflecting a recessionary environment under the CECL requirements. Non-interest income for the third quarter of 2021 included record capital markets income of $12.5 million, wealth management revenue of $14.9 million and increased SBA premium income. Non-interest expense for the third quarter of 2021 increased $4.0 million primarily due to higher salaries and employee benefits from higher production and performance-related commissions and incentives. The third quarter of 2021 included merger-related costs of $0.9 million due to the pending Howard acquisition.

Financial highlights are summarized below:
TABLE 2

	Three Months Ended September 30,		$	%
(in thousands, except per share data)	2021	2020	Change	Change
Net interest income	$232,406	$227,098	$5,308	2.3%
Provision for credit losses	(1,806)	27,227	(29,033)	(106.6)
Non-interest income	88,854	80,038	8,816	11.0
Non-interest expense	184,226	180,209	4,017	2.2
Income taxes	27,327	16,924	10,403	61.5
Net income	111,513	82,776	28,737	34.7
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$109,503	$80,766	$28,737	35.6%
Earnings per common share – Basic	$0.34	$0.25	$0.09	36.0%
Earnings per common share – Diluted	0.34	0.25	0.09	36.0
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended September 30,
	2021	2020
Return on average equity	8.74%	6.70%
Return on average tangible common equity (2)	16.77	13.34
Return on average assets	1.14	0.88
Return on average tangible assets (2)	1.24	0.97
Book value per common share (1)	$15.65	$14.99
Tangible book value per common share (1) (2)	8.42	7.81
Equity to assets (1)	12.95%	13.22%
Average equity to average assets	13.08	13.12
Common equity to assets (1)	12.68	12.94
Tangible equity to tangible assets (1) (2)	7.53	7.49
Tangible common equity to tangible assets (1) (2)	7.24	7.19
Common equity tier 1 capital ratio (1)	9.9	9.6
Dividend payout ratio	35.43	48.65
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,186,841	$1,228	0.15%	$543,731	$226	0.17%
Taxable investment securities (1)	5,109,559	20,746	1.62	4,849,384	24,710	2.04
Tax-exempt investment securities (1)(2)	1,078,906	9,230	3.42	1,142,971	10,101	3.54
Loans held for sale	257,909	2,381	3.69	282,917	3,349	4.72
Loans and leases (2)(3)	24,729,254	224,675	3.61	26,063,431	237,063	3.62
Total interest-earning assets (2)	34,362,469	258,260	2.99	32,882,434	275,449	3.34
Cash and due from banks	389,659			369,263
Allowance for credit losses	(362,592)			(371,199)
Premises and equipment	343,070			335,711
Other assets	3,985,793			4,250,497
Total assets	$38,718,399			$37,466,706
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,888,928	4,487	0.13	$12,584,154	10,041	0.32
Savings	3,509,325	164	0.02	2,991,381	261	0.03
Certificates and other time	3,111,424	5,999	0.76	4,149,263	17,119	1.64
Total interest-bearing deposits	20,509,677	10,650	0.21	19,724,798	27,421	0.55
Short-term borrowings	1,549,353	6,539	1.67	2,217,640	8,893	1.59
Long-term borrowings	886,637	6,045	2.70	1,526,968	9,019	2.35
Total interest-bearing liabilities	22,945,667	23,234	0.40	23,469,406	45,333	0.77
Non-interest-bearing demand	10,338,713			8,671,940
Total deposits and borrowings	33,284,380		0.28	32,141,346		0.56
Other liabilities	370,587			409,427
Total liabilities	33,654,967			32,550,773
Stockholders’ equity	5,063,432			4,915,933
Total liabilities and stockholders’ equity	$38,718,399			$37,466,706
Net interest-earning assets	$11,416,802			$9,413,028
Net interest income (FTE) (2)		235,026			230,116
Tax-equivalent adjustment		(2,620)			(3,018)
Net interest income		$232,406			$227,098
Net interest spread			2.59%			2.57%
Net interest margin (2)			2.72%			2.79%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $4.9 million, or 2.1%, from $230.1 million for the third quarter of 2020 to $235.0 million for the third quarter of 2021. Average earning assets of $34.4 billion increased $1.5 billion, or 4.5%, from 2020, which included $3.6 billion of PPP loan originations since program inception in the second quarter of 2020, $2.9 billion in total PPP loan forgiveness and a $2.6 billion increase in average cash balances largely due to the continued impact from government stimulus and PPP activity. The growth in average earning assets was offset by the repricing impact on earning asset yields from lower interest rates, mitigated by the improved funding mix with reductions in higher-cost borrowings and the cost of interest-bearing deposits. Average interest-bearing liabilities of $22.9 billion decreased $0.5 billion, or 2.2%, from 2020, driven by a decrease in average borrowings of $1.3 billion partially offset by an increase of $0.8 billion in average interest-bearing deposits which included deposits for PPP funding and government stimulus activities, organic growth in new and existing customer relationships, as well as recent customer preferences to maintain larger deposit account balances than before the pandemic. Our net interest margin FTE (non-GAAP) declined 7 basis points to 2.72%, as the yield on earning assets decreased 35 basis points, primarily reflecting the impact of significant reductions in short-term benchmark interest rates on variable-rate loans, significantly lower yields on investment securities and the effect of higher average cash balances on the mix of earning assets. Partially offsetting the lower earning asset yields, the total cost of funds improved 28 basis points to 0.28%, compared to 0.56%, due to a 34 basis point reduction in interest-bearing deposit costs and an improved funding mix, as average non-interest-bearing deposits increased $1.7 billion, or 19.2%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$1,020	$(18)	$1,002
Securities (2)	1,192	(6,027)	(4,835)
Loans held for sale	125	(1,093)	(968)
Loans and leases (2)	(15,895)	3,507	(12,388)
Total interest income (2)	(13,558)	(3,631)	(17,189)
Interest Expense (1)
Deposits:
Interest-bearing demand	445	(5,999)	(5,554)
Savings	23	(120)	(97)
Certificates and other time	(2,522)	(8,598)	(11,120)
Short-term borrowings	(3,042)	688	(2,354)
Long-term borrowings	(3,738)	764	(2,974)
Total interest expense	(8,834)	(13,265)	(22,099)
Net change (2)	$(4,724)	$9,634	$4,910

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
Interest income on an FTE basis (non-GAAP) of $258.3 million for the third quarter of 2021, decreased $17.2 million, or 6.2%, from the same quarter of 2020, primarily due to the repricing impact from lower interest rates, partially offset by increased earning assets of $1.5 billion. The increase in earning assets was primarily driven by a $2.6 billion increase in average cash and cash equivalents balances largely due to the continued impact from government stimulus and PPP loan activity, partially offset by a $1.3 billion, or 5.1%, decrease in average loans and leases. Average commercial loans declined $1.1 billion, or 6.2%. Excluding the PPP loans, commercial loan origination activity remained solid led by organic growth in the Pittsburgh, Mid-

Atlantic (Washington D.C., northern Virginia and Maryland markets) and Cleveland regions. Average consumer loans declined $238.8 million, or 2.8%, primarily due to the sale of $0.5 billion of indirect auto installment loans in November 2020, partially offset by a $229.3 million increase in direct installment loans. Since PPP inception we originated $3.6 billion of PPP loans and had $2.9 billion in total PPP loan forgiveness. The yield on average earning assets (non-GAAP) decreased 35 basis points from 3.34% for the third quarter of 2020 to 2.99% for the third quarter of 2021, primarily reflecting the impact of significant reductions in the short-term benchmark interest rates on variable-rate loans, significantly lower yields on investment securities and the effect of higher average cash balances on the mix of earning assets.
Interest expense of $23.2 million for the third quarter of 2021 decreased $22.1 million, or 48.7%, from the same quarter of 2020, due to a decrease in rates paid on average interest-bearing liabilities and growth in average non-interest-bearing deposits over the same quarter of 2020. Average non-interest-bearing deposits increased $1.7 billion, or 19.2%, and average interest-bearing deposits increased $0.8 billion, or 4.0%. The growth in average deposits reflected inflows from the PPP and government stimulus activities, organic growth in new and existing customer relationships, as well as recent customer preferences to maintain larger deposit account balances than before the pandemic. Average short-term borrowings decreased $668.3 million, or 30.1%, primarily reflecting decreases of $654.1 million and $36.6 million in short-term FHLB advances and federal funds purchased, respectively. Average long-term borrowings decreased $640.3 million, or 41.9%, primarily reflecting a decrease of $628.9 million in long-term FHLB advances. During 2020, we utilized excess low-yielding cash to opportunistically terminate $715 million of FHLB borrowings, and in certain instances, the related interest rate swap. The terminated FHLB borrowings had a 2.49% interest rate with a remaining term of 1.6 years. The rate paid on interest-bearing liabilities decreased 37 basis points from 0.77% to 0.40% for the third quarter of 2021, primarily due to the interest rate actions made by the FOMC and our actions taken to reduce the cost of interest-bearing liabilities.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb probable life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Provision for credit losses (on loans and leases)	$(5,668)	$27,233	$(32,901)	(120.8)%
Provision for unfunded loan commitments (1)	3,847	(287)	4,134	(1,440.4)
Net loan charge-offs	1,591	19,256	(17,665)	(91.7)
Net loan charge-offs (annualized) / total average loans and leases	0.03%	0.29%
(1) A net benefit of $0.3 million for the 2020 provision for unfunded loan commitments is included in other non-interest expense on the Consolidated Statements of Income.

Provision for credit losses was a net benefit of $1.8 million during the third quarter of 2021, a decrease of $28.8 million, from the same period of 2020. The third quarter of 2021 net benefit is comprised of $5.7 million net benefit on provision for loans and leases outstanding and a $3.8 million provision expense for unfunded loan commitments, driven by an increase in our commercial unfunded loan commitments. The decrease reflects improved credit trends in our portfolio credit metrics, with the year-ago quarter level primarily attributable to the impacts from the pandemic. Net loan charge-offs were $1.6 million, a decrease of $17.7 million, reflecting COVID-19 impacts on certain segments of the loan portfolio in 2020. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2021 and 2020 is presented in the following table:
TABLE 7

	Three Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Service charges	$31,716	$24,296	$7,420	30.5%
Trust services	9,471	7,733	1,738	22.5
Insurance commissions and fees	6,776	6,401	375	5.9
Securities commissions and fees	5,465	4,494	971	21.6
Capital markets income	12,541	8,202	4,339	52.9
Mortgage banking operations	8,245	18,831	(10,586)	(56.2)
Dividends on non-marketable equity securities	1,857	2,496	(639)	(25.6)
Bank owned life insurance	3,279	3,867	(588)	(15.2)
Net securities gains	65	112	(47)	(42.0)
Loss on debt extinguishment	—	(4,360)	4,360	—
Other	9,439	7,966	1,473	18.5
Total non-interest income	$88,854	$80,038	$8,816	11.0%
Total non-interest income increased $8.8 million, or 11.0%, to $88.9 million for the third quarter of 2021 compared to $80.0 million for the third quarter of 2020. Excluding significant items, non-interest income increased $5.5 million, or 6.6%. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges on loans and deposits of $31.7 million for the third quarter of 2021 increased $7.4 million, or 30.5%, from the same period of 2020, as the year-ago quarter reflected a low point of customer activity during the pandemic.
Trust services of $9.5 million for the third quarter of 2021 increased $1.7 million, or 22.5%, from the same period of 2020. We continued to generate strong organic growth in accounts and services, while the market value of assets under management also increased $1.4 billion, or 20.9%, to $7.8 billion at September 30, 2021.
Securities commissions and fees of $5.5 million for the third quarter of 2021 increased $1.0 million, or 21.6%, from the same period of 2020 due to strong activity levels across the footprint.
Capital markets increased $4.3 million, or 52.9%, which included strong swap activity with solid contributions from commercial lending activity, as well as contributions from loan syndications, debt capital markets and international banking.
Mortgage banking operations income of $8.2 million for the third quarter of 2021 decreased $10.6 million, or 56.2%, from the same period of 2020, as secondary market revenue and mortgage held-for-sale pipelines normalized from record levels. During the third quarter of 2021, we sold $400.9 million of residential mortgage loans, compared to $478.3 million for the same period of 2020, a decrease of 16.2%.
Dividends on non-marketable equity securities of $1.9 million for the third quarter of 2021 decreased $0.6 million, or 25.6%, from the same period of 2020, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.
The early termination of higher-rate long-term FHLB borrowings in the third quarter of 2020 resulted in a loss on debt extinguishment of $4.4 million.
Other non-interest income was $9.4 million and $8.0 million for the third quarter of 2021 and 2020, respectively. The third quarter of 2021 included $1.8 million more in SBA premium income, $0.9 million more from improved Small Business Investment Company (SBIC) fund performance, a $2.2 million recovery on a previously written-off other asset and various miscellaneous increases. The third quarter of 2020 included a $13.8 million gain on the sale of Visa class B stock, partially offset by $8.9 million in hedge termination costs related to the early termination of higher-rate long-term FHLB borrowings.
TABLE 8

	Three Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Total non-interest income, as reported	$88,854	$80,038	$8,816	11.0%
Significant items:
Gain on sale of Visa class B stock	—	(13,818)	13,818
Loss on FHLB debt extinguishment and related hedge terminations	—	13,316	(13,316)
Service charge refunds	—	3,780	(3,780)
Total non-interest income, excluding significant items(1)	$88,854	$83,316	$5,538	6.6%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2021 and 2020 is presented in the following table:
TABLE 9

	Three Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$104,899	$100,265	$4,634	4.6%
Net occupancy	12,913	13,837	(924)	(6.7)
Equipment	17,664	17,005	659	3.9
Amortization of intangibles	3,022	3,339	(317)	(9.5)
Outside services	17,839	16,676	1,163	7.0
FDIC insurance	4,380	4,064	316	7.8
Bank shares and franchise taxes	3,584	3,778	(194)	(5.1)
Merger-related	940	—	940	—
Other	18,985	21,245	(2,260)	(10.6)
Total non-interest expense	$184,226	$180,209	$4,017	2.2%
Total non-interest expense of $184.2 million for the third quarter of 2021 increased $4.0 million, or 2.2%, from the same period of 2020. Non-interest expense increased $5.7 million, or 3.2%, when excluding significant items of $0.9 million of merger-related expenses in the third quarter of 2021 and $2.7 million of COVID-19 expenses in the third quarter of 2020. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $104.9 million for the third quarter of 2021 increased $4.6 million, or 4.6%, from the same period of 2020, primarily related to normal merit increases and higher production and performance-related commissions and incentives corresponding to strong production levels from mortgage banking and our fee-based businesses.
Outside services expense of $17.8 million for the third quarter of 2021 increased $1.2 million, or 7.0%, from $16.7 million from the same period of 2020, due to volume-related technology and higher legal costs. Additionally, the third quarter of 2020 included $0.3 million of COVID-19 expenses.
We recorded $0.9 million in merger-related costs in the third quarter of 2021 related to the pending Howard acquisition.
Other non-interest expense was $19.0 million and $21.2 million for the third quarter of 2021 and 2020, respectively. During the third quarter of 2020, we recorded over $2 million of COVID-19 related expenses.

The following table presents non-interest expense excluding significant items for the three months ended September 30, 2021 and 2020:
TABLE 10

	Three Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Total non-interest expense, as reported	$184,226	$180,209	$4,017	2.2%
Significant items:
COVID-19 expense	—	(2,671)	2,671
Merger-related	(940)	—	(940)
Total non-interest expense, excluding significant items (1)	$183,286	$177,538	$5,748	3.2%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

	Three Months Ended September 30,
(dollars in thousands)	2021	2020
Income tax expense	$27,327	$16,924
Effective tax rate	19.7%	17.0%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was lower in 2020 due to lower pre-tax income levels and the residual benefits from renewable energy investment tax credits recognized last year.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020
Net income available to common stockholders for the first nine months of 2021 was $300.1 million or $0.93 per diluted common share, compared to net income available to common stockholders for the first nine months of 2020 of $207.8 million or $0.64 per diluted common share. The provision for credit losses for the first nine months of 2021 totaled $3.0 million, due to continued improvement in the underlying portfolio credit trends. This compares to $105.2 million in the first nine months of 2020, due to the COVID-19 related impacts on macroeconomic forecasts used in the ACL model. Non-interest income totaled $251.4 million, increasing $25.2 million, or 11.2%, with broad-based contributions from across our businesses. The first nine months of 2020 included a loss on FHLB debt extinguishment and related hedge termination costs of $13.3 million and a $13.8 million gain on the sale of the Bank's holdings of Visa Class B shares, with both being recorded in other non-interest income. Additionally, we recorded $3.8 million of service charge refunds in the first nine months of 2020. Non-interest expense totaled $551.6 million, increasing $0.6 million, or 0.1%, as the first nine months of 2021 included the impact of merger-related costs of $0.9 million and branch consolidations costs of $2.6 million and the first nine months of 2020 included branch consolidation costs of $8.3 million and COVID-19 expense of $6.6 million.

Financial highlights are summarized below:
TABLE 12

	Nine Months Ended September 30,		$	%
(in thousands, except per share data)	2021	2020	Change	Change
Net interest income	$683,200	$687,690	$(4,490)	(0.7)%
Provision for credit losses	2,979	105,242	(102,263)	(97.2)
Non-interest income	251,431	226,192	25,239	11.2
Non-interest expense	551,588	551,033	555	0.1
Income taxes	73,929	43,804	30,125	68.8
Net income	306,135	213,803	92,332	43.2
Less: Preferred stock dividends	6,030	6,030	—	—
Net income available to common stockholders	$300,105	$207,773	$92,332	44.4%
Earnings per common share – Basic	$0.94	$0.64	$0.30	46.9%
Earnings per common share – Diluted	0.93	0.64	0.29	45.3
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 13

	Nine Months Ended September 30,
	2021	2020
Return on average equity	8.17%	5.84%
Return on average tangible common equity (2)	15.87	11.72
Return on average assets	1.07	0.79
Return on average tangible assets (2)	1.16	0.87
Book value per common share (1)	$15.65	$14.99
Tangible book value per common share (1) (2)	8.42	7.81
Equity to assets (1)	12.95%	13.22%
Average equity to average assets	13.07	13.46
Common equity to assets (1)	12.68	12.94
Tangible equity to tangible assets (1) (2)	7.53	7.49
Tangible common equity to tangible assets (1) (2)	7.24	7.19
Common equity tier 1 capital ratio (1)	9.9	9.6
Dividend payout ratio	38.88	56.66
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 14

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,399,683	$2,310	0.13%	$336,541	$1,606	0.64%
Taxable investment securities (1)	5,033,410	63,958	1.69	5,075,865	83,385	2.19
Tax-exempt investment securities (1)(2)	1,100,120	28,337	3.43	1,128,327	30,179	3.57
Loans held for sale	206,589	5,739	3.70	155,713	5,389	4.62
Loans and leases (2) (3)	25,190,510	667,835	3.54	25,061,913	748,328	3.99
Total interest-earning assets (2)	33,930,312	768,179	3.02	31,758,359	868,887	3.65
Cash and due from banks	376,276			361,171
Allowance for credit losses	(366,849)			(342,081)
Premises and equipment	337,262			334,879
Other assets	4,017,431			4,205,752
Total assets	$38,294,432			$36,318,080
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,683,402	14,927	0.15	$11,839,283	49,358	0.56
Savings	3,394,718	510	0.02	2,818,593	2,651	0.13
Certificates and other time	3,294,084	22,623	0.92	4,404,265	59,345	1.80
Total interest-bearing deposits	20,372,204	38,060	0.25	19,062,141	111,354	0.78
Short-term borrowings	1,688,999	20,255	1.60	2,716,076	30,973	1.52
Long-term borrowings	977,269	18,443	2.52	1,538,425	29,400	2.55
Total interest-bearing liabilities	23,038,472	76,758	0.45	23,316,642	171,727	0.98
Non-interest-bearing demand	9,874,148			7,707,562
Total deposits and borrowings	32,912,620		0.31	31,024,204		0.74
Other liabilities	374,898			403,762
Total liabilities	33,287,518			31,427,966
Stockholders’ equity	5,006,914			4,890,114
Total liabilities and stockholders’ equity	$38,294,432			$36,318,080
Net interest-earning assets	$10,891,840			$8,441,717
Net interest income (FTE) (2)		691,421			697,160
Tax-equivalent adjustment		(8,221)			(9,470)
Net interest income		$683,200			$687,690
Net interest spread			2.57%			2.67%
Net interest margin (2)			2.72%			2.93%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $691.4 million, decreasing $5.7 million, or 0.8%, as the low interest rate environment impacted earning asset yields. The decrease was partially offset by significant earning asset growth of $2.2 billion or 6.8%. The net interest margin (FTE) (non-GAAP) declined 21 basis points to 2.72% reflecting higher average cash balances that reduced the net interest margin.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:
TABLE 15

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$1,982	$(1,278)	$704
Securities (2)	(1,551)	(19,718)	(21,269)
Loans held for sale	1,751	(1,401)	350
Loans and leases (2)	3,420	(83,913)	(80,493)
Total interest income (2)	5,602	(106,310)	(100,708)
Interest Expense (1)
Deposits:
Interest-bearing demand	2,379	(36,810)	(34,431)
Savings	76	(2,217)	(2,141)
Certificates and other time	(9,595)	(27,127)	(36,722)
Short-term borrowings	(10,729)	11	(10,718)
Long-term borrowings	(10,575)	(382)	(10,957)
Total interest expense	(28,444)	(66,525)	(94,969)
Net change (2)	$34,046	$(39,785)	$(5,739)
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
Interest income on an FTE basis (non-GAAP) of $768.2 million for the first nine months of 2021, decreased $100.7 million, or 11.6%, from the same period of 2020, resulting from the decrease in benchmark interest rates, partially offset by an increase in earning assets of $2.2 billion. The increase in earning assets was primarily driven by a $2.1 billion increase in average cash and cash equivalents and a $128.6 million, or 0.5%, increase in average loans due to solid loan origination activity across the footprint and the net benefit from PPP loans. Growth in average commercial loans totaled $655.9 million, or 4.0%, including growth of $246.5 million, or 3.8%, in commercial and industrial loans and $363.4 million, or 3.8%, in commercial real estate. Commercial growth was led by healthy origination activity in the Pittsburgh and Harrisburg, Pennsylvania regions. Total average consumer loans decreased $527.3 million, or 6.2%, with an increase in direct installment balances of $181.8 million, or 9.5%, offset by decreases in indirect installment loans of $552.1 million, or 31.2%, due to the sale of $0.5 billion of indirect auto installment loans in November 2020, as well as decreases in consumer lines of credit of $122.8 million, or 8.8%, and residential mortgage loans of $34.2 million, or 1.0%. Excluding PPP loans, period-end total loans and leases increased $867.6 million, or 3.7%, including growth of $621.7 million in commercial loans and leases and $246.0 million in consumer loans. Additionally, the net reduction in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding loans, as average securities decreased $70.7 million, or 1.1%, given historically low and unattractive interest rates available for reinvestment purposes. For the first nine months of 2021, the yield on average earning assets (non-GAAP) decreased 63 basis points to 3.02%, compared to the first nine months of 2020, reflecting the impact of significant reductions in the short-term benchmark interest rates on variable-rate loans, significantly lower yields on investment securities and the effect of higher average cash balances on the mix of earning assets.

Interest expense of $76.8 million for the first nine months of 2021 decreased $95.0 million, or 55.3%, from the same period of 2020, primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits. Average interest-bearing deposits increased $1.3 billion, or 6.9%, which reflects the benefit of solid organic growth in customer relationships, as well as deposits from PPP funding and government stimulus activities. Average time deposits had a managed decline of $1.1 billion, or 25.2%, as customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products. Average long-term borrowings decreased $561.2 million, or 36.5%, primarily due to a decrease of $609.1 million in long-term FHLB borrowings, partially offset by an increase of $59.2 million in senior debt. During 2020, we utilized excess low-yielding cash to opportunistically terminate $715 million of FHLB borrowings, and in certain instances, the related interest rate swap. The terminated FHLB borrowings had a 2.49% interest rate with a remaining term of 1.6 years. The rate paid on interest-bearing liabilities decreased 53 basis points to 0.45% for the first nine months of 2021, compared to the first nine months of 2020, due to the interest rate actions made by the FOMC and our actions taken to reduce the cost of interest-bearing liabilities given the low interest rate environment and strong growth in non-interest-bearing deposits.

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Provision for credit losses (on loans and leases)	$(1,309)	$105,238	$(106,547)	(101.2)%
Provision for unfunded loan commitments (1)	4,275	2,180	2,095	96.1
Net loan charge-offs	12,548	33,428	(20,880)	(62.5)
Net loan charge-offs (annualized) / total average loans and leases	0.07%	0.18%
(1) The $2.2 million for the 2020 provision for unfunded loan commitments is included in other non-interest expense on the Consolidated Statements of Income.
Provision for credit losses was $3.0 million for the nine months ended September 30, 2021, a decrease of $104.5 million, from the same period of 2020. This year-to-date amount for 2021 is comprised of a $1.3 million net benefit on provision for loans and leases outstanding and a $4.3 million provision for unfunded loan commitments. The decrease reflects favorable asset quality trends across all loan portfolio credit metrics in 2021 and COVID-19 impacts on certain segments of the loan portfolio in 2020. Net charge-offs were $12.5 million during the nine months ended September 30, 2021, compared to $33.4 million during the nine months ended September 30, 2020, reflecting COVID-19 impacts on certain segments of the loan portfolio in 2020.

Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2021 and 2020 is presented in the following table:
TABLE 17

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Service charges	$89,273	$78,362	$10,911	13.9%
Trust services	27,836	23,045	4,791	20.8
Insurance commissions and fees	20,188	18,788	1,400	7.5
Securities commissions and fees	16,830	12,796	4,034	31.5
Capital markets income	27,265	31,830	(4,565)	(14.3)
Mortgage banking operations	31,400	34,348	(2,948)	(8.6)
Dividends on non-marketable equity securities	6,516	9,940	(3,424)	(34.4)
Bank owned life insurance	10,993	10,968	25	0.2
Net securities gains	193	262	(69)	(26.3)
Loss on debt extinguishment	—	(4,360)	4,360	—
Other	20,937	10,213	10,724	105.0
Total non-interest income	$251,431	$226,192	$25,239	11.2%
Total non-interest income increased $25.2 million, to $251.4 million for the first nine months of 2021, an 11.2% increase from the same period of 2020. Excluding significant items, non-interest income increased $22.0 million, or 9.6%. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $89.3 million for the first nine months of 2021 increased $10.9 million, or 13.9%, as the first nine months of 2020 reflected significantly reduced customer activity due to the pandemic. Additionally, during the first nine months of 2020, we recorded $3.8 million of service charge refunds.
Trust services of $27.8 million for the first nine months of 2021 increased $4.8 million, or 20.8%, from the same period of 2020, primarily driven by organic revenue production and the market value of assets under management increasing $1.4 billion, or 20.9%, to $7.8 billion at September 30, 2021.
Insurance commissions and fees of $20.2 million for the first nine months of 2021 increased $1.4 million, or 7.5%, from the same period of 2020, primarily from organic revenue growth across our footprint.
Securities commissions and fees of $16.8 million for the first nine months of 2021 increased $4.0 million, or 31.5%, due to strong activity levels across the footprint.
Capital markets income of $27.3 million for the first nine months of 2021 decreased $4.6 million, or 14.3%, from $31.8 million for the same period of 2020, due to lower customer swap activity compared to the record levels in the beginning of 2020 given heightened volatility in interest rates last year.
Mortgage banking operations income of $31.4 million for the first nine months of 2021 decreased $2.9 million, or 8.6%, from the same period of 2020 as secondary market revenue and mortgage held-for-sale pipelines declined from significantly elevated levels in 2020. During the first nine months of 2021, we sold $1.5 billion of residential mortgage loans, a 25.1% increase compared to $1.2 billion for the same period of 2020, however margins on sold production have normalized from significantly elevated levels last year. During the first nine months of 2021, we recognized a $3.8 million favorable interest-rate related valuation adjustment on MSRs, compared to an $7.5 million unfavorable adjustment for the same period of 2020.
Dividends on non-marketable equity securities of $6.5 million for the first nine months of 2021 decreased $3.4 million, or 34.4%, from the same period of 2020, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.

The early termination of higher-rate long-term FHLB borrowings in the first nine months of 2020 resulted in a loss on debt extinguishment of $4.4 million.
Other non-interest income was $20.9 million and $10.2 million for the first nine months of 2021 and 2020, respectively. The first nine months of 2021 included $4.7 million more in SBA premium income, $3.3 million more from improved SBIC fund performance, a $2.2 million recovery on a previously written-off other asset and various miscellaneous increases.
TABLE 18
The following table presents non-interest income excluding significant items for the nine months of September 30, 2021 and 2020:

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Total non-interest income, as reported	$251,431	$226,192	$25,239	11.2%
Significant items:
Gain on sale of Visa class B stock	—	(13,818)	13,818
Loss on FHLB debt extinguishment and related hedge terminations	—	13,316	(13,316)
Service charge refunds	—	3,780	(3,780)
Total non-interest income, excluding significant items(1)	$251,431	$229,470	$21,961	9.6%
(1) Non-GAAP
Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2021 and 2020 is presented in the following table:
TABLE 19

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Salaries and employee benefits	$314,275	$298,062	$16,213	5.4%
Net occupancy	45,372	48,879	(3,507)	(7.2)
Equipment	51,854	48,661	3,193	6.6
Amortization of intangibles	9,096	10,021	(925)	(9.2)
Outside services	53,463	50,572	2,891	5.7
FDIC insurance	13,432	14,990	(1,558)	(10.4)
Bank shares and franchise taxes	10,939	11,899	(960)	(8.1)
Merger-related	940	—	940	—
Other	52,217	67,949	(15,732)	(23.2)
Total non-interest expense	$551,588	$551,033	$555	0.1%
Total non-interest expense of $551.6 million for the first nine months of 2021 increased $0.6 million, a 0.1% increase from the same period of 2020. On an operating basis, non-interest expense increased $11.9 million, or 2.2%, when excluding significant items of $0.9 million in merger-related costs and $2.6 million in branch consolidations in the first nine months of 2021 compared to $8.3 million in branch consolidation costs and $6.6 million of expenses associated with COVID-19 in the first nine months of 2020. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $314.3 million for the first nine months of 2021 increased $16.2 million, or 5.4%, from the same period of 2020, primarily related to normal merit increases and higher production and performance-related commissions and incentives corresponding to strong production levels from mortgage banking and our fee-based businesses.

Net occupancy and equipment expense of $97.2 million for the first nine months of 2021 was essentially flat from the same period of 2020. On an operating basis, net occupancy and equipment expense increased $5.1 million, or 5.6%, primarily due to expansion in key regions such as the Mid-Atlantic and South Carolina and continued digital technology investment in the first nine months of 2021.
Outside services expense of $53.5 million for the first nine months of 2021 increased $2.9 million, or 5.7%, from $50.6 million from the same period of 2020, due to various minor increases related to third-party technology providers, legal costs and other consulting engagements.
FDIC insurance expense of $13.4 million for the first nine months of 2021 decreased $1.6 million, or 10.4%, from the first nine months of 2020, primarily due to increased subordinated debt at FNBPA and improved liquidity metrics.
We recorded $0.9 million in merger-related costs for the first nine months of 2021 related to the pending Howard acquisition.
Other non-interest expense was $52.2 million and $67.9 million for the first nine months of 2021 and 2020, respectively, as the year-ago period included $4.3 million of COVID-19 related expenses and an impairment charge of $4.1 million from a renewable energy investment tax credit transaction. The related renewable energy investment tax credits were recognized during the same year-ago period as a benefit to income taxes. The COVID-19 related expenses included a $1.0 million contribution to our foundation for relief assistance to our communities, benefiting food banks and providing funding for essential medical supplies. During the first nine months of 2021 and 2020, we recorded $0.5 million and $0.9 million, respectively, in branch consolidation costs in other non-interest expense.
The following table presents non-interest expense excluding significant items for the nine months ended September 30, 2021 and 2020:
TABLE 20

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2021	2020	Change	Change
Total non-interest expense, as reported	$551,588	$551,033	$555	0.1%
Significant items:
Branch consolidations	(2,644)	(8,262)	5,618
COVID-19 expense	—	(6,622)	6,622
Merger-related	(940)	—	(940)
Total non-interest expense, excluding significant items (1)	$548,004	$536,149	$11,855	2.2%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 21

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Income tax expense	$73,929	$43,804
Effective tax rate	19.5%	17.0%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was lower in 2020 due to lower pre-tax income levels and the residual benefits from renewable energy investment tax credits recognized last year.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 22

(dollars in millions)	September 30, 2021	December 31, 2020	$ Change	% Change
Assets
Cash and cash equivalents	$4,110	$1,383	$2,727	197.2%
Securities	6,410	6,331	79	1.2
Loans held for sale	253	154	99	64.3
Loans and leases, net	24,367	25,096	(729)	(2.9)
Goodwill and other intangibles	2,307	2,316	(9)	(0.4)
Other assets	1,914	2,074	(160)	(7.7)
Total Assets	$39,361	$37,354	$2,007	5.4%
Liabilities and Stockholders’ Equity
Deposits	$31,444	$29,122	$2,322	8.0%
Borrowings	2,449	2,899	(450)	(15.5)
Other liabilities	370	374	(4)	(1.1)
Total Liabilities	34,263	32,395	1,868	5.8
Stockholders’ Equity	5,098	4,959	139	2.8
Total Liabilities and Stockholders’ Equity	$39,361	$37,354	$2,007	5.4%

Cash and cash equivalents increased in 2021 primarily due to deposit growth of $2.3 billion from continued customer expansion in our footprint and government stimulus programs including PPP.

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. Since the inception of the PPP, we originated $3.6 billion of PPP loans, including $1.0 billion during the first nine months of 2021, of which $0.7 billion is outstanding.

Paycheck Protection Program
The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCE Act) was passed by Congress on April 23, 2020 and signed into law on April 24, 2020. The PPP/HCE Act authorized an additional $320 billion of funding for PPP loans. As of September 30, 2021, we had approximately $0.7 billion of PPP loans remaining outstanding, net of unamortized net deferred fees of $20.4 million, which are included in the commercial and industrial category. During the first nine months of 2021, $2.9 billion of PPP loan balances were forgiven by the SBA.

PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. Loans closed prior to June 5, 2020, carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred until after a forgiveness determination is made, if submitted within ten months of the end of the loan forgiveness Covered Period. The loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. This fee is recognized in interest income over the contractual life of the loan under the effective yield method, adjusted for expected prepayments on these pools of homogenous loans. We expect most of the remaining $20.4 million of net deferred fees to be recognized by March 31, 2022 based on expected loan forgiveness activity. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (PPP Flexibility Act) which extended the term for new

PPP loans to 5 years and permitted a lender to extend a 2-year PPP loan up to a 5-year term by mutual agreement of the lender and borrower. The PPP Flexibility Act also gives the borrower the option of 24 weeks to distribute the funds, and a borrower can remain eligible for loan forgiveness by using at least 60% of the funds for payroll costs. The SBA announced that lenders will have 60 days to review PPP loan forgiveness applications and that the SBA will remit the forgiveness payments within 90 days of receipt of approved forgiveness applications.

Following is a summary of loans and leases:

TABLE 23

	September 30, 2021	December 31, 2020	$ Change	% Change
(in millions)
Commercial real estate	$9,871	$9,731	$140	1.4%
Commercial and industrial	5,960	7,214	(1,254)	(17.4)
Commercial leases	489	485	4	0.8
Other	81	40	41	102.5
Total commercial loans and leases	16,401	17,470	(1,069)	(6.1)
Direct installment	2,250	2,020	230	11.4
Residential mortgages	3,588	3,433	155	4.5
Indirect installment	1,230	1,218	12	1.0
Consumer lines of credit	1,247	1,318	(71)	(5.4)
Total consumer loans	8,315	7,989	326	4.1
Total loans and leases	$24,716	$25,459	$(743)	(2.9)%
The commercial and industrial category includes PPP loans totaling $0.7 billion and $2.2 billion at September 30, 2021 and December 31, 2020, respectively.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 24

(in millions)	September 30, 2021	December 31, 2020	$ Change	% Change
Commercial real estate	$55	$85	$(30)	(35.3)%
Commercial and industrial	23	44	(21)	(47.7)
Commercial leases	1	2	(1)	(50.0)
Other	1	1	—	—
Total commercial loans and leases	80	132	(52)	(39.4)
Direct installment	8	11	(3)	(27.3)
Residential mortgages	14	18	(4)	(22.2)
Indirect installment	2	2	—	—
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	30	38	(8)	(21.1)
Total non-performing loans and leases	110	170	(60)	(35.3)
Other real estate owned	8	10	(2)	(20.0)
Non-performing assets	$118	$180	$(62)	(34.4)%
Non-performing assets decreased $62.2 million, from $180.7 million at December 31, 2020 to $118.5 million at September 30, 2021. This reflects a decrease of $60.1 million in non-performing loans and leases and a decrease of $2.1 million in OREO. The decrease in non-performing loans was driven by the resolution of several commercial credits, and the decrease in OREO was largely driven by the sale of residential mortgage properties.
If the borrower was not experiencing financial difficulties immediately prior to COVID-19, short-term modifications, such as principal and interest deferments, are not being included in TDRs. These modifications will be closely monitored for any change in status.
Troubled Debt Restructured Loans

Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 25

(in millions)	Accruing	Non- Accrual	Total
September 30, 2021
Commercial real estate	$5	$23	$28
Commercial and industrial	1	1	2
Total commercial loans	6	24	30
Direct installment	22	4	26
Residential mortgages	25	6	31
Consumer lines of credit	5	1	6
Total consumer loans	52	11	63
Total TDRs	$58	$35	$93
December 31, 2020
Commercial real estate	$4	$18	$22
Commercial and industrial	1	3	4
Total commercial loans	5	21	26
Direct installment	23	4	27
Residential mortgages	24	7	31
Consumer lines of credit	6	1	7
Total consumer loans	53	12	65
Total TDRs	$58	$33	$91

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

COVID-19 Impacts on the ACL
Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario from the first quarter of 2020 through the third quarter of 2020 for ACL modeling purposes. At December 31, 2020 and September 30, 2021, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. Macroeconomic variables that we utilized from this scenario for our ACL calculation as of December 31, 2020 included, but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period. For our ACL calculation at September 30, 2021, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 6.1% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 9.5% over our R&S forecast period, (iii) S&P Volatility, which increases 7.7% in 2022 before declining 2.7% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historic levels. While we have not changed our ACL modeling methodology, we continually assess our key macroeconomic variables and their correlation to our historical and expected portfolio performance. During the quarter, we changed certain macroeconomic variables used for ACL modeling purposes as the new variables better correlate to our historical performance over the economic cycles.
The ACL of $349.3 million at September 30, 2021 decreased $13.9 million, or 3.8%, from December 31, 2020 due to the improving credit metrics partially offset by commercial loan growth excluding PPP. Our ending ACL coverage ratio at September 30, 2021 was 1.41%, compared to 1.43% at December 31, 2020. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio equaled 1.45% at September 30, 2021 and 1.56% at December 31, 2020. Total provision for credit losses for the nine months ended September 30, 2021 was $3.0 million. Net charge-offs were $12.5 million for the nine months ended September 30, 2021, compared to $33.4 million for the nine months ended September 30, 2020, reflecting COVID-19 impacts on certain segments of the loan portfolio. The ACL as a percentage of non-performing loans for the total portfolio increased from 213% as of December 31, 2020 to 317% as of September 30, 2021 following the decrease in non-performing loans during the quarter, while the total ACL decreased $13.9 million, as noted above.

Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 26

(in millions)	September 30, 2021	December 31, 2020	$ Change	% Change
Non-interest-bearing demand	$10,502	$9,042	$1,460	16.1%
Interest-bearing demand	14,360	13,157	1,203	9.1
Savings	3,537	3,261	276	8.5
Certificates and other time deposits	3,045	3,662	(617)	(16.8)
Total deposits	$31,444	$29,122	$2,322	8.0%
Total deposits increased $2.3 billion, or 8.0%, from December 31, 2020, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances due to an expansion of customer relationships and higher customer balances, which were aided by inflows from the PPP and government stimulus activity. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products, and to maintain larger deposit account balances than before the pandemic. The deposit growth helped us eliminate overnight borrowings and reduce higher-cost short-term FHLB borrowings and their related swaps.

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
On September 23, 2019, we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. Since inception, we repurchased 7.6 million shares at a weighted average share price of $10.69 for $81.6 million under this repurchase program.
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
At September 30, 2021, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we will delay recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of September 30, 2021, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $68.6 million, or 24 basis points.

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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 27

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
F.N.B. Corporation
Total capital	$3,486	12.24%	$2,848	10.00%	$2,990	10.50%
Tier 1 capital	2,920	10.25	1,709	6.00	2,420	8.50
Common equity tier 1	2,813	9.88	n/a	n/a	1,993	7.00
Leverage	2,920	8.00	n/a	n/a	1,460	4.00
Risk-weighted assets	28,475
FNBPA
Total capital	3,636	12.80%	2,841	10.00%	2,983	10.50%
Tier 1 capital	3,114	10.96	2,273	8.00	2,415	8.50
Common equity tier 1	3,034	10.68	1,847	6.50	1,989	7.00
Leverage	3,114	8.54	1,823	5.00	1,458	4.00
Risk-weighted assets	28,410
As of December 31, 2020
F.N.B. Corporation
Total capital	$3,324	12.33%	$2,695	10.00%	$2,830	10.50%
Tier 1 capital	2,759	10.24	1,617	6.00	2,291	8.50
Common equity tier 1	2,652	9.84	n/a	n/a	1,886	7.00
Leverage	2,759	7.83	n/a	n/a	1,410	4.00
Risk-weighted assets	26,948
FNBPA
Total capital	3,400	12.64%	2,690	10.00%	2,825	10.50%
Tier 1 capital	2,882	10.71	2,152	8.00	2,287	8.50
Common equity tier 1	2,802	10.42	1,749	6.50	1,883	7.00
Leverage	2,882	8.19	1,760	5.00	1,408	4.00
Risk-weighted assets	26,902
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The cash position at September 30, 2021 was $296.8 million, down $82.8 million from year-end, due primarily to $43.2 million in share repurchases. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.
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
The LCR and MCH ratios are presented in the following table:
TABLE 28

	September 30, 2021	December 31, 2020	Internal Limit
Liquidity coverage ratio	2.5 times	2.7 times	> 1 time
Months of cash on hand	17.6 months	22.2 months	> 12 months
Management has concluded that our cash levels remain appropriate given the current market environment.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  We have also increased customer deposit relationships due to the success of our PPP. Total deposits were $31.4 billion at September 30, 2021, an increase of $2.3 billion, or 10.7% annualized, from December 31, 2020. Total non-interest-bearing demand deposit accounts grew $1.5 billion, or 21.6% annualized, and interest-bearing demand deposits increased $1.2 billion, or 12.2% annualized. Savings account balances increased $275.5 million, or 11.3% annualized. Time deposits declined $617.2 million, or 22.5% annualized, as customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products, and to maintain larger balances in their deposit accounts than before the pandemic. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor in the deposit growth.

As a result of the strong deposit activity, our cash balances held at the FRB increased $2.7 billion from year-end to $3.5 billion at September 30, 2021.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. The ALCO is currently targeting a 1% guideline level for salable unpledged government and agency securities to total assets and a minimum of 3% of total assets level for cash plus salable unpledged government and agency securities.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 29

(dollars in millions)	September 30, 2021	December 31, 2020
Unused wholesale credit availability	$13,896	$16,434
Unused wholesale credit availability as a % of FNBPA assets	35.4%	44.1%
Salable unpledged government and agency securities	$285	$546
Salable unpledged government and agency securities as a % of FNBPA assets	0.7%	1.5%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	9.8%	3.8%
The decrease in unused wholesale credit availability was due to the expiration of the Paycheck Protection Program Liquidity Facility (PPPLF) as the FRB ceased lending money under this program, effective July 30, 2021. We had no borrowings under this facility. Our strong cash position would also be available to meet our pledging requirements.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2021 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was 12.5% as of September 30, 2021, compared to 8.2% as of December 31, 2020. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$685	$1,422	$1,647	$2,933	$6,687
Investments	3,816	262	413	741	5,232
	4,501	1,684	2,060	3,674	11,919
Liabilities
Non-maturity deposits	329	659	1,178	2,221	4,387
Time deposits	218	484	687	819	2,208
Borrowings	11	221	130	61	423
	558	1,364	1,995	3,101	7,018
Period Gap (Assets - Liabilities)	$3,943	$320	$65	$573	$4,901
Cumulative Gap	$3,943	$4,263	$4,328	$4,901
Cumulative Gap to Total Assets	10.0%	10.8%	11.0%	12.5%
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
The following repricing gap analysis as of September 30, 2021 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$12,024	$1,086	$884	$1,746	$15,740
Investments	3,818	269	544	732	5,363
	15,842	1,355	1,428	2,478	21,103
Liabilities
Non-maturity deposits	9,951	—	—	—	9,951
Time deposits	346	483	685	815	2,329
Borrowings	850	607	6	13	1,476
	11,147	1,090	691	828	13,756
Off-balance sheet	450	530	(100)	—	880
Period Gap (assets – liabilities + off-balance sheet)	$5,145	$795	$637	$1,650	$8,227
Cumulative Gap	$5,145	$5,940	$6,577	$8,227
Cumulative Gap to Assets	14.7%	16.9%	18.7%	23.4%

The twelve-month cumulative repricing gap to total assets was 23.4% and 19.6% as of September 30, 2021 and December 31, 2020, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at September 30, 2021, compared to December 31, 2020, is primarily related to growth in deposits. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor of growth in non-interest-bearing balances. We are also using this opportunity to expand customer relationships. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products, and to maintain larger balances in their deposit accounts than before the pandemic. The deposit growth helped us eliminate overnight borrowings and reduce other short-term borrowings.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of September 30, 2021. Using a static Balance Sheet structure, the measures do not reflect management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 32

	September 30, 2021	December 31, 2020	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	23.9%	17.9%	n/a
+ 200 basis points	15.8	12.0	(5.0)%
+ 100 basis points	7.5	5.9	(5.0)
- 100 basis points	(2.4)	0.4	(5.0)
Economic value of equity:
+ 300 basis points	8.9	8.8	(25.0)
+ 200 basis points	7.4	7.1	(15.0)
+ 100 basis points	4.5	4.5	(10.0)
- 100 basis points	(9.1)	(9.4)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 3.9% at September 30, 2021 and 3.2% at December 31, 2020. The corresponding metrics for a minus 100 basis point Rate Ramp are (0.8)% and 0.4% at September 30, 2021 and December 31, 2020, respectively. Deposit rate assumptions are floored at zero in the negative scenarios.
The FRB's rapid and large downward interest rate moves in March 2020 as a response to the COVID-19 pandemic lowered all market interest rates, specifically 1-month LIBOR. Thirty-nine percent of our net loans and leases are indexed to one-month LIBOR. Our increased cash position related to increased deposits has also been a significant factor in our metrics. Assuming no replacement, the estimated impact of available cash in the +200-shock scenario above accounts for 8.3% of the 15.8% total asset sensitivity. These factors were the primary drivers of the increase in asset sensitivity. In this historically low rate environment, our strategy is to remain asset sensitive to benefit from future increases in interest rates.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.

Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in addressing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on deposit products and shorten the average maturity of the certificates of deposit volumes. This continues to be an intense focus of management. Further, management took advantage of the interest rate environment to reduce borrowing costs. Management has reduced the level of wholesale borrowings by approximately $500 million this year. On the lending side, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 60.2% of total net loans and leases as of September 30, 2021 and 56.0% as of December 31, 2020. As of September 30, 2021, the commercial swaps totaled $5.3 billion of notional principal, with $970.6 million in original notional swap principal originated during the first nine months of 2021. This quarter, we executed $500 million 4-year receive fixed/pay floating 1-month LIBOR interest rate swaps as a hedge to additional asset sensitivity. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report. The investment portfolio is also used, in part, to manage our IRR position.
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
TABLE 33
Operating net income available to common stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income available to common stockholders	$109,503	$80,766	$300,105	$207,773
Merger-related expense	940	—	940	—
Tax benefit of merger-related expense	(197)	—	(197)	—
COVID-19 expense	—	2,671	—	6,622
Tax benefit of COVID-19 expense	—	(561)	—	(1,391)
Gain on sale of Visa class B stock	—	(13,818)	—	(13,818)
Tax expense of gain on sale of Visa class B stock	—	2,902	—	2,902
Loss on FHLB debt extinguishment and related hedge terminations	—	13,316	—	13,316
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	—	(2,796)	—	(2,796)
Branch consolidation costs	—	—	2,644	8,262
Tax benefit of branch consolidation costs	—	—	(555)	(1,735)
Service charge refunds	—	3,780	—	3,780
Tax benefit of service charge refunds	—	(794)	—	(794)
Operating net income available to common stockholders (non-GAAP)	$110,246	$85,466	$302,937	$222,121
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as merger expenses, branch consolidation costs, service charge refunds and COVID-19 expenses, are not organic costs to run our operations and facilities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.

TABLE 34
Operating earnings per diluted common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income per diluted common share	$0.34	$0.25	$0.93	$0.64
Merger-related expense	—	—	—	—
Tax benefit of merger-related expense	—	—	—	—
COVID-19 expense	—	0.01	—	0.02
Tax benefit of COVID-19 expense	—	—	—	—
Gain on sale of Visa class B stock	—	(0.04)	—	(0.04)
Tax expense of gain on sale of Visa class B stock	—	0.01	—	0.01
Loss on FHLB debt extinguishment and related hedge terminations	—	0.04	—	0.04
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	—	(0.01)	—	(0.01)
Branch consolidation costs	—	—	0.01	0.03
Tax benefit of branch consolidation costs	—	—	—	(0.01)
Service charge refunds	—	0.01	—	0.01
Tax benefit of service charge refunds	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.34	$0.26	$0.94	$0.68

TABLE 35
Return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income available to common stockholders (annualized)	$434,443	$321,307	$401,239	$277,536
Amortization of intangibles, net of tax (annualized)	9,471	10,495	9,607	10,575
Tangible net income available to common stockholders (annualized) (non-GAAP)	$443,914	$331,802	$410,846	$288,111
Average total stockholders’ equity	$5,063,432	$4,915,933	$5,006,914	$4,890,114
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,308,922)	(2,321,352)	(2,311,940)	(2,324,638)
Average tangible common equity (non-GAAP)	$2,647,628	$2,487,699	$2,588,092	$2,458,594
Return on average tangible common equity (non-GAAP)	16.77%	13.34%	15.87%	11.72%
(1) Excludes loan servicing rights.

TABLE 36
Return on average tangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net income (annualized)	$442,414	$329,305	$409,302	$285,591
Amortization of intangibles, net of tax (annualized)	9,471	10,495	9,607	10,575
Tangible net income (annualized) (non-GAAP)	$451,885	$339,800	$418,909	$296,166
Average total assets	$38,718,399	$37,466,706	$38,294,432	$36,318,080
Less: Average intangible assets (1)	(2,308,922)	(2,321,352)	(2,311,940)	(2,324,638)
Average tangible assets (non-GAAP)	$36,409,477	$35,145,354	$35,982,492	$33,993,442
Return on average tangible assets (non-GAAP)	1.24%	0.97%	1.16%	0.87%
(1) Excludes loan servicing rights.

TABLE 37
Tangible book value per common share

	September 30, 2021	September 30, 2020
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,098,407	$4,951,059
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,307,432)	(2,319,689)
Tangible common equity (non-GAAP)	$2,684,093	$2,524,488
Ending common shares outstanding	318,921,616	323,212,398
Tangible book value per common share (non-GAAP)	$8.42	$7.81
(1) Excludes loan servicing rights.

TABLE 38
Tangible equity to tangible assets (period-end)

	September 30, 2021	September 30, 2020
(dollars in thousands)
Total stockholders' equity	$5,098,407	$4,951,059
Less: Intangible assets (1)	(2,307,432)	(2,319,689)
Tangible equity (non-GAAP)	$2,790,975	$2,631,370
Total assets	$39,361,110	$37,440,672
Less: Intangible assets (1)	(2,307,432)	(2,319,689)
Tangible assets (non-GAAP)	$37,053,678	$35,120,983
Tangible equity / tangible assets (period-end) (non-GAAP)	7.53%	7.49%
(1) Excludes loan servicing rights.

TABLE 39
Tangible common equity / tangible assets (period-end)

	September 30, 2021	September 30, 2020
(dollars in thousands)
Total stockholders' equity	$5,098,407	$4,951,059
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,307,432)	(2,319,689)
Tangible common equity (non-GAAP)	$2,684,093	$2,524,488
Total assets	$39,361,110	$37,440,672
Less: Intangible assets (1)	(2,307,432)	(2,319,689)
Tangible assets (non-GAAP)	$37,053,678	$35,120,983
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.24%	7.19%
(1) Excludes loan servicing rights.
TABLE 40
Allowance for credit losses / loans and leases, excluding PPP loans (period-end)

(dollars in thousands)	September 30, 2021	December 31, 2020
ACL - loans	$349,250	$363,107
Loans and leases	$24,716,335	$25,458,645
Less: PPP loans outstanding	(694,326)	(2,158,452)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$24,022,009	$23,300,193
ACL loans / loans and leases, excluding PPP loans (non-GAAP)	1.45%	1.56%

Key Performance Indicators
TABLE 41
Pre-provision net revenue to average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Net interest income	$232,406	$227,098	$683,200	$687,690
Non-interest income	88,854	80,038	251,431	226,192
Less: Non-interest expense	(184,226)	(180,209)	(551,588)	(551,033)
Pre-provision net revenue (as reported)	$137,034	$126,927	$383,043	$362,849
Pre-provision net revenue (as reported) (annualized)	$543,669	$504,948	$512,127	$484,681
Adjustments:
Add: Service charge refunds (non-interest income)	—	3,780	—	3,780
Less: Gain on sale of Visa class B stock (non-interest income)	—	(13,818)	—	(13,818)
Add: Loss on FHLB debt extinguishment and related hedge terminations (non-interest income)	—	13,316	—	13,316
Less: Gain on sale of subsidiary (non-interest income)	—	—	—	—
Add: Merger-related expense (non-interest expense)	940	—	940	—
Add: COVID-19 expense (non-interest expense)	—	2,671	—	6,622
Add: Branch consolidation costs (non-interest expense)	—	—	2,644	8,262
Add: Tax credit-related impairment project (non-interest expense)	—	—	—	4,101
Pre-provision net revenue (operating) (non-GAAP)	$137,974	$132,876	$386,627	$385,112
Pre-provision net revenue (operating) (annualized) (non-GAAP)	$547,399	$528,614	$516,919	$514,419
Average total shareholders’ equity	$5,063,432	$4,915,933	$5,006,914	$4,890,114
Less: Average preferred shareholders’ equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,308,922)	(2,321,352)	(2,311,940)	(2,324,638)
Average tangible common equity (non-GAAP)	$2,647,628	$2,487,699	$2,588,092	$2,458,594
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	20.53%	20.30%	19.79%	19.71%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	20.68%	21.25%	19.97%	20.92%
(1) Excludes loan servicing rights.

TABLE 42
Efficiency ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2021	2020	2021	2020
Non-interest expense	$184,226	$180,209	$551,588	$551,033
Less: Amortization of intangibles	(3,022)	(3,339)	(9,096)	(10,021)
Less: OREO expense	(781)	(1,061)	(2,066)	(3,347)
Less: Merger-related expense	(940)	—	(940)	—
Less: COVID-19 expense	—	(2,671)	—	(6,622)
Less: Branch consolidation costs	—	—	(2,644)	(8,262)
Less: Tax credit-related project impairment	—	—	—	(4,101)
Adjusted non-interest expense	$179,483	$173,138	$536,842	$518,680
Net interest income	$232,406	$227,098	$683,200	$687,690
Taxable equivalent adjustment	2,620	3,018	8,221	9,470
Non-interest income	88,854	80,038	251,431	226,192
Less: Net securities gains	(65)	(112)	(193)	(262)
Less: Gain on sale of Visa class B stock	—	(13,818)	—	(13,818)
Add: Loss on FHLB debt extinguishment and related hedge terminations	—	13,316	—	13,316
Add: Service charge refunds	—	3,780	—	3,780
Adjusted net interest income (FTE) + non-interest income	$323,815	$313,320	$942,659	$926,368
Efficiency ratio (FTE) (non-GAAP)	55.43%	55.26%	56.95%	55.99%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2021, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding FNB's purchases of our common stock during the quarter ended September 30, 2021.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
August 1 - August 31, 2021	100,000	11.79	100,000	$74,193,979
September 1 - September 30, 2021	500,000	11.55	500,000	68,412,029
Total	600,000	$11.59	600,000
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

F.N.B. Corporation

Dated:	November 4, 2021	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2021	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 4, 2021	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)