Form 10-K
period 2021-12-31
FNB CORP/PA/
filed 2022-02-24
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2021, determined using a per share closing price on that date of $12.33, as quoted on the New York Stock Exchange, was $3,814,544,208.
As of January 31, 2022, the registrant had outstanding 353,095,351 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 10, 2022 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2022.

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	GAAP	U.S. generally accepted accounting principles
AFS	Available for sale	GLB Act	Gramm-Leach Bliley Act of 1999
ALCO	Asset/Liability Committee	GSE	Government-sponsored entity
AOCI	Accumulated other comprehensive income	HTM	Held to maturity
ARRC	Alternative Reference Rates Committee	Howard	Howard Bancorp, Inc.
ASC	Accounting Standards Codification	HUD	Department of Housing and Urban Development
ASU	Accounting Standards Update	IDI	Insured depository institution
AULC	Allowance for unfunded loan commitments	IRLC	Interest rate lock commitment
BOLI	Bank owned life insurance	LCR	Liquidity Coverage Ratio
Basel III	Basel III Capital Rules	LGD	Loss given default
BHC Act	Bank Holding Company Act of 1956, as amended	LIBOR	London Inter-bank Offered Rate
CARES Act	Coronavirus Aid, Relief and Economic Security Act	LIHTC	Low income housing tax credit
CECL	Current expected credit losses	LTV	Loan-to-value
CET1	Common equity tier 1	MCH	Months of Cash on Hand
CFPB	Consumer Financial Protection Bureau	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
COVID-19	Novel coronavirus disease of 2019	MSA	Mortgage servicing asset
CRA	Community Reinvestment Act of 1977	MSRs	Mortgage servicing rights
DIF	Deposit Insurance Fund	NYSE	New York Stock Exchange
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	OCI	Other comprehensive income
DOJ	U.S. Department of Justice	OCC	Office of the Comptroller of the Currency
DTA	Deferred tax asset	OREO	Other real estate owned
DTL	Deferred tax liability	PCD	Purchase credit deteriorated
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act	PCI	Purchase credit impaired
ERISA	Employee Retirement Income Security Act of 1974	Penn-Ohio	Penn-Ohio Life Insurance Company
FASB	Financial Accounting Standards Board	PPP	Paycheck Protection Program
FDI Act	Federal Deposit Insurance Act	RESPA	Real Estate Settlement Procedures Act
FDIC	Federal Deposit Insurance Corporation	RRR	Reference rate reform
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	R&S	Reasonable and Supportable
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FINRA	Financial Industry Regulatory Authority	SBIC	Small Business Investment Company
FNB	F.N.B. Corporation	SEC	Securities and Exchange Commission
FNBIA	F.N.B. Investment Advisors, Inc.	SOFR	Secured Overnight Financing Rate
FNBPA	First National Bank of Pennsylvania	SOX	Sarbanes-Oxley Act of 2002
FNIA	First National Insurance Agency, LLC	TCJA	Tax Cuts and Jobs Act of 2017
FNTC	First National Trust Company	TDR	Troubled debt restructuring
FOMC	Federal Open Market Committee	TILA	Truth in Lending Act
FSOC	Financial Stability Oversight Council	TPS	Trust preferred securities
FRB	Board of Governors of the Federal Reserve System	U.S.	United States of America
FTE	Fully taxable equivalent	UST	U.S. Department of the Treasury
FVO	Fair value option	VIE	Variable interest entity

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
As of December 31, 2021, we have three reportable business segments: Community Banking, Wealth Management and Insurance, with the remaining operations described in Other. As of December 31, 2021, we have 334 Community Banking offices in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington, D.C. and Virginia.

As of December 31, 2021, we had total assets of $40 billion, loans of $25 billion and deposits of $32 billion. See Item 7, MD&A, and Item 8, “Financial Statements and Supplementary Data,” of this Report.
Internet Information
Our website is at http://www.fnb-online.com and information regarding FNB and investor relations is located under the heading, "About Us." We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We generally post and make accessible before or promptly following the first time we use financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor calls or events on our corporate website. Under some circumstances, the information may be relevant to investors but be directed to customers, in which case it may be accessed directly through our website's home page rather than “About Us-Investor Information.” Investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we provide non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentations, in materials for prior presentations or in our annual, quarterly or current reports.
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

Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Annual Report on Form 10-K. Also, under the "About Us" portion of our website under the heading Investors you may click on Corporate Governance to view the following: (i) our Code of Conduct and Code of Ethics; (ii) our Corporate Governance Guidelines; (iii) the charter of each active committee of our Board of Directors; and (iv) Policy With Respect to Related Persons Transactions. We also intend to disclose any amendments to our Code of Conduct and waivers of our Code of Conduct required to be disclosed by the rules of the SEC and the NYSE on the Investor Information portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: F.N.B. Corporation, Attention: Office of the Corporate Secretary, 12 Federal Street, 5th Floor, Pittsburgh, Pennsylvania, 15212.
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
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 24, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2021, FNB had three business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third-party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2021, our Community Banking segment operated in seven states and the District of Columbia. Our branch network spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
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
Our Wealth Management operations are conducted through three subsidiaries of FNBPA. FNTC provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2021, the fair value of trust assets under management was approximately $8.2 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
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
Other
We also operate other non-banking subsidiaries which are not considered to be reportable segments of FNB. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC has a 23.1% funding commitment in Tecum Capital Partners, L.P. (formerly known as F.N.B. Capital Partners, L.P.) (Tecum), a SBIC licensed by the U.S. SBA. Tecum is not an affiliate or a subsidiary of FNB. Waubank Securities LLC is a limited broker-dealer subsidiary which passively participates in corporate and municipal underwritings. We have three companies that issued TPS to third-party investors: F.N.B. Statutory Trust II, Yadkin Valley Statutory Trust I and FNB Financial Services Capital Trust I, the last two of which were assumed in an acquisition. FNB Financial Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. The proceeds received from these subordinated note issuances are a general funding source for FNB. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 24, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina.
We compete for loans, deposits and financial services business with a large number of bank and non-bank financial institutions and other lenders engaged in the business of extending credit, including financial technology companies and marketplace lenders. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits comes from commercial banks, savings banks and credit unions. Competition for deposits comes from non-depository competitors such as financial technology companies, mutual funds, securities and brokerage firms and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, our subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies. Competition for loans and deposits depends on a number of factors, including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits and lending limits. Also, our ability to continue to compete effectively depends in large part on retaining and motivating our employees and our ability to attract new employees, while effectively managing compensation and other expenses, especially given recent inflationary wage pressures.
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
Human Capital
We are committed to the attraction, retention, and development of exceptional talent. This commitment also extends to building a diverse workforce that reflects different cultures, ethnicities and backgrounds and which fosters creativity, innovation and overall success. To support this focus on our human capital, we employ several strategies to provide our workforce with a safe environment that helps to identify, promote and grow future leaders. Our special culture has contributed to the more than 35 workplace awards we have received. In early 2021, we continued to add to this impressive list with our first-ever national recognition as an employer, having been named a Top Workplace U.S.A. by Energage, an independent research firm, based on employee feedback. As part of this award program, we were also named a national Top Workplace U.S.A. in the financial services industry. We repeated our Top Workplace U.S.A. recognition in 2022. In addition, we have repeatedly been named to JUST Capital’s select annual list of companies engaged in business behavior that matters, based, in part, on an assessment of our employee practices relative to income inequality, racial equity and employee opportunity. As of January 31, 2022, FNB and our subsidiaries had 3,886 full-time and 294 part-time employees.
Recruitment. We are committed to building a diverse and inclusive workforce and have found great success cultivating and fostering mutually beneficial partnerships with job and recruiting centers, colleges and universities, including historically black colleges and universities, and diversity-focused organizations that help us to identify and attract diverse candidates. In addition to posting positions with these organizations, our leaders participate in events hosted by these partners to further our brand as an employer of choice.
Employee Development. We focus resources on programs to develop leaders and promote internal advancement within the organization. This includes a mentor program, succession planning and leadership programs, administered by our dedicated training department team to further develop the talent which our recruitment efforts have attracted.
Diversity. We have an active Diversity Council which takes a proactive, leadership role in promoting diversity, equity and inclusion in our culture. The Diversity Council is responsible for promoting an inclusive culture and workplace environment that attracts, retains and develops the best talent from a broad spectrum to create a diverse, highly productive workforce, at all levels of the organization. The Diversity Council supports our mission to build a workforce in which employees can learn, grow and prosper, and our commitment to diversity, equity and inclusion within the workforce. It supports both corporate and employee initiatives on diversity, equity, opportunity and inclusion.
The membership composition of the Diversity Council reflects the diversity within our organization. In addition, the membership represents every region in the organization, and various lines of business and position levels.

Engagement. We regularly seek feedback from our employees and in 2020 conducted our biannual engagement survey. This engagement survey collects insights about employees’ experiences to help shape our future success. The results are reviewed at various levels of the organization, including the Board of Directors. Managers create action plans targeting opportunities in areas that the survey highlights. Our scores in the overall engagement focus area, consistently place us in the outstanding category when compared across multiple industries.
Compensation. Our compensation philosophy is to create a program that supports our mission and values. The compensation program is a management tool that, when aligned with an effective communication plan, is designed to support, reinforce, and align our values, business strategy, operational and financial needs with our strategic goals. We provide a minimum starting compensation of $15/hour for entry level and front-line employees.
We believe that compensation programs, through competitive base salary, short-term incentive plans, and long-term incentive plans, are essential for encouraging the behavior to set performance expectations, improving service quality and productivity, and recognizing contributions to our success, while also avoiding incentivizing undue risk to our financial condition.
Our executive compensation program is overseen by the Compensation Committee of our Board of Directors, in collaboration with a leading independent compensation advisory firm. In addition, the oversight and review of our company-wide compensation philosophy and programs are conducted by the Management Compensation Committee, in consultation with our Board of Directors. This team, chaired by FNB’s Chairman, President and Chief Executive Officer, regularly meets to promote compensation programs that are equitable, to achieve a performance-driven work culture that generates company growth and to reward employees for focusing on customer needs, while avoiding inappropriate conduct regarding our clients, and demonstrating appropriate risk management behaviors.
Values & Training. We strive to maintain sound financial practices and governance processes through a commitment to ethical behavior, a solid reputation and a firm record of compliance and stability that these strengths create, both within our Corporation and for our customers.
Employees complete quarterly and annual job specific training, including regulatory and compliance requirements and ethical standards, to increase knowledge of standards required of the financial services industry.
Additionally, we provide employees various avenues to report unethical behavior without repercussions to them, such as FNB’s Ethics Hotline. We encourage employees to report any issues that could result in financial or reputational harm to us.
Wellness. Our commitment to the personal and professional well-being of each employee extends beyond a competitive compensation and benefits package. Innovative employee-friendly programs and policies designed to help team members maintain a healthy, meaningful work/life balance by providing resources to support mental, physical and financial health are offered and regularly expanded. This includes parental and caregiver leave, monetary contribution to employee Health Savings Accounts, adoption assistance and back-up child-care programs built to provide employees with the financial support and time away from work that they need to focus on their new family members.
Safety. Employee and customer safety remain paramount concerns for us, especially with respect to developing our response to the ongoing COVID-19 pandemic. Employee safety and support were key pillars to our response to the pandemic.
Government Supervision and Regulation
The following summary sets forth certain material elements of the regulatory framework applicable to FNB, FNBPA and our subsidiaries and affiliates. The financial services industry is subject to extensive regulatory oversight and, in particular, bank holding companies, banks and their affiliates (depending upon charter and business activities) are subject to supervision, regulation and examination by the FRB, OCC, FDIC, CFPB, SEC, FINRA and various state regulatory agencies. The statutory and regulatory framework that governs FNB and our affiliates is generally intended to protect depositors and customers, the federal DIF, the U.S. banking and financial system, and financial markets as a whole; however, this framework is not specifically for the protection of stockholders. Significant elements of the laws and regulations applicable to FNB and our affiliates are described in this section. To the extent that the following information describes statutory and regulatory provisions or governmental policies, such descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies referenced herein. In addition, certain of FNB’s public disclosure, internal control environment, risk and capital management and corporate governance principles are subject to SOX, the Dodd-Frank Act, as modified by the 2018 Economic Growth Act, and related regulations and rules of the SEC under the Securities Act of 1933, as amended, and the Exchange Act. Also, FNB is subject to the rules of the NYSE for listed companies.

Political, economic, and industry events and other factors may influence changes to the banking laws, regulations and policies by the U.S. Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance, which sometimes materially changes regulatory expectations. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business or organization.
Both the scope of the laws and regulations, as well as expectations regarding risk management, and the intensity of the supervision to which we are subject have increased in recent years in response to the financial crisis, as well as other factors such as technological and market changes. Regulatory enforcement and fines have also significantly increased across the banking and financial services sector. Many of these changes have occurred as a result of the enactment of the Dodd-Frank Act and adoption of implementing regulations, most of which are now in place.
The OCC regulations implemented under the Economic Growth Act raised the minimum asset threshold for covered banks to conduct stress tests from $10 billion to $250 billion. This resulted in FNB and FNBPA no longer being subject to Dodd-Frank Act stress testing requirements, however we continue to voluntarily perform capital stress testing consistent with the safety and soundness expectations of our banking regulators.
The Economic Growth Act also enacted several important changes in some compliance areas, for which the banking agencies have issued guidance documents and implementing regulations, including:
•Prohibiting the federal banking regulators from imposing higher capital standards on high volatility commercial real estate exposures (HVCRE) unless they are for acquisition, development or construction (ADC) loans, and clarifying ADC status;
•Requiring the federal banking regulators to amend the LCR Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets, making them more attractive investment alternatives;
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
General
FNB is a legal entity separate and distinct from our subsidiaries. FNB is regulated as a bank holding company under the BHC Act, as amended, which generally restricts bank holding companies from engaging in business activities other than the business of banking and certain closely related activities. FNB elected to become a financial holding company under the BHC Act and, as such, may engage in a broader range of financial and related activities than a bank holding company. The ability to elect and maintain status as a financial holding company is subject to certain conditions.
As a financial holding company and a bank holding company, FNB is regulated under the BHC Act, as amended, and is subject to regulation, inspection, examination and supervision by the FRB.
Under the BHC Act, the FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, including its subsidiary broker-dealers, investment managers, investment advisory companies, insurance companies and banks, as applicable, are subject to the jurisdiction of various federal and state “functional” regulators and self-regulatory organizations, such as FINRA.
Our subsidiary bank, FNBPA, and FNBPA’s subsidiary trust company, FNTC, are organized as national banking associations, which are subject to regulation, supervision and examination by the OCC, which is a bureau of the UST. FNBPA is also subject to certain regulatory requirements of the CFPB, the FDIC, the FRB and other federal and state regulatory agencies, including but not limited to, requirements to maintain reserves against deposits, capital requirements, limitations regarding dividends, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, affiliate transactions, CRA, consumer compliance and anti-discrimination laws and unfair, deceptive or abusive acts and practices prohibitions, monitoring obligations under the federal bank secrecy act and anti-money laundering requirements, limitations on the types of investments that may be made, cybersecurity and consumer privacy requirements, activities that may be engaged in and types of services that may be offered. In addition to supervision, regulation and enforcement of federal banking laws, and regulations by the federal bank regulatory agencies, FNB and our subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of FNB and our ability to make distributions to our stockholders. If we fail to comply with these or other applicable laws and regulations, we may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties imposed by our regulators.
Pursuant to the GLB Act, bank holding companies such as FNB that have qualified as financial holding companies because they are “well-capitalized” and “well managed” have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing and market-making; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature, incidental thereto or complementary to a financial activity. As a result of the GLB Act, a bank holding company may engage in those activities directly or through subsidiaries by qualifying as a “financial holding company.” As a financial holding company, FNB may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided that FNB continues such status and gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC (see discussion under the caption, “Financial Holding Company Status and Activities”).
As a regulated financial holding company, FNB’s relationships and good standing with our regulators are of fundamental importance to the continuation and growth of our businesses. The FRB, OCC, FDIC, CFPB and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of FNB or our subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, FNB, FNBPA, FNTC and other affiliates are subject to examination by various federal and state regulators, which involves periodic examinations and supervisory inquiries, the results of which are not publicly available and can impact the conduct and growth of our businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity, consumer compliance, anti-discrimination laws, unfair, deceptive or abusive acts and practices prohibitions, community reinvestment, cybersecurity and consumer privacy requirements, and various other factors. The federal banking regulators' interagency Guidelines for Establishing Standards for Safety and Soundness set forth compliance considerations and guidance with respect to the following operations of banking organizations: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7) executive compensation, fees and benefits; (8) asset quality; and (9) earnings. Significant adverse safety and soundness findings or violations of laws or regulations by any of FNB’s federal bank regulators could potentially result in the imposition of significant fines, penalties, reimbursements, enforcement actions and compliance plans as well as limitations and prohibitions on the activities and growth of FNB and our subsidiaries.
There are numerous laws, regulations and rules governing the activities of financial institutions - including non-bank financial institutions, such as financial technology companies and marketplace lenders, which provide products and services comparable to banking organizations, including - financial holding companies and bank holding companies. The following discussion is general in nature and seeks to highlight some of the more significant of these regulatory requirements, but does not purport to be complete or to describe all of the laws and regulations that apply to us and our subsidiaries.
Legislative and Regulatory Responses to the COVID-19 Pandemic
The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the federal bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic.
The PPP, originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. Under the PPP, these loans carry an interest rate of 1% per annum and a maturity of two years for loans originated prior to June 5, 2020 and five years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either (1) obtaining forgiveness from the SBA, (2) amortizing any unforgiven balance over 2 or 5 years or (3) pursuing claims under the SBA guaranty.
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
Deposit Insurance.  The Dodd-Frank Act established a $250,000 deposit insurance limit for insured deposits. Amendments to the FDI Act also revised the assessment base against which an IDI’s deposit insurance premiums paid to the FDIC’s DIF are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act requires a phase-in of the minimum designated reserve ratio for the DIF, increasing it from 1.15% to 1.35% of the estimated amount of total insured deposits which was achieved as of the third quarter of 2018. FDIC regulations provide that, among other things, upon reaching the minimum, surcharges on IDIs with total consolidated assets of $10 billion or more cease. The last quarterly surcharge was reflected in FNBPA’s December 2018 assessment invoice. FNBPA’s assessment invoices have not included a quarterly surcharge since that time. In addition, the Dodd-Frank Act eliminated the requirement for the FDIC to pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC may pay dividends to depository institutions when the reserve ratio exceeds 1.5%, but the FDIC has sole discretion to determine whether to suspend or limit the declaration or payment of dividends from the DIF. The FDIC has set the target designated reserve ratio at 2% since 2010. Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15% in the third quarter of 2016, are expected to remain unchanged. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2%.
In addition, TCJA disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as FNBPA, the premium deduction is phased-out based on the proportion of the bank’s assets exceeding $10 billion.
Brokered Deposits. Section 29 of the FDI Act and FDIC regulations issued thereunder limit the ability of an IDI, such as FNBPA, to accept, renew or roll over brokered deposits unless the IDI is well-capitalized under the “prompt corrective action” framework described below, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, IDIs that are less than well-capitalized are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC adopted a final rule in February 2019 to include a limited exception for reciprocal deposits for IDIs that are well-managed and well-capitalized (or adequately capitalized and have obtained a waiver from the FDIC, as mentioned above). Under the limited exception, qualified IDIs, like FNBPA, are able to except from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) in the same aggregate amount as deposits placed by the institution in other network member banks).
On December 15, 2020, the FDIC issued a final rule amending its brokered deposit regulations. The rule sought to clarify and modernize the FDIC's regulatory framework for brokered deposits. Notable aspects of the rule include: (i) defining the operative prongs of the definition of a “deposit broker;” (ii) the identification of a number of business relationships in which the agent or nominee is automatically not deemed to be a "deposit broker" because their "primary purpose" is not the placement of funds with depository institutions; (iii) the establishment of a more transparent application process for entities that seek to rely upon the "primary purpose" exception, but do not qualify for one of the identified business relationships to which the exception is automatically applicable; and (iv) the clarification that third parties that have an exclusive deposit-placement arrangement with one IDI are not considered a "deposit broker." The final rule took effect on April 1, 2021, and full compliance was required by January 1, 2022.
Interest on Demand Deposits.  Under the Dodd-Frank Act, depository institutions are permitted to pay interest on demand deposits. In accordance therewith, we pay interest on certain classes of commercial demand deposits.
Volcker Rule. Section 619 of the Dodd-Frank Act (known as the Volcker Rule) prohibits IDIs and their holding companies from engaging in proprietary trading, except under limited circumstances, and prohibits them from owning equity interests in excess of 3% of Tier 1 capital in private equity and hedge funds. The Volcker Rule regulations prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Volcker Rule regulations are intended to provide greater clarity with respect to both the extent of those primary prohibitions and of the related exemptions and exclusions. The Volcker Rule regulations also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule, which must include (for the largest entities) making regular reports about those activities to the entity’s regulators.
Effective January 1, 2020, the Volcker Rule regulations were amended to specify that compliance requirements are based on the amount of assets and liabilities that an IDI trades. IDIs with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities) have heightened compliance obligations. Compliance with the revised Volcker Rule regulations was required on January 1, 2021.
On June 25, 2020, the Volcker Rule regulations were amended to streamline the “covered funds” portion addressing the treatment of certain foreign funds, and permitting banking entities to offer financial services and engage in other permissible activities that do not raise concerns that the Volcker Rule was intended to address.
The Consumer Financial Protection Bureau.  The CFPB’s responsibility is to establish, implement and enforce laws, rules and regulations under certain federal consumer financial laws, as defined by the Dodd-Frank Act and interpreted by the CFPB, with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking and enforcement authority under many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products and services. In addition, the Dodd-Frank Act permits states to adopt consumer protection regulations that are more stringent than the regulations promulgated by the CFPB, and state attorneys general have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and against, with respect to certain non-preempted laws, national banks. Compliance with any such new regulation or other precedent established by the CFPB and/or states could reduce our revenue, increase our cost of operations and compliance, and limit, prevent, or make more costly, our ability to expand into certain products and services. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and non-bank financial institutions to enforce federal consumer financial laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators also have been increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
Debit Card Interchange Fees.  The FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus 0.05% of the transaction total (and an additional one cent to account for fraud protection costs).
Transactions with Affiliates.  Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by Regulation W, banks are subject to restrictions that limit certain types of transactions between banks and their non-bank affiliates. In general, banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving non-bank affiliates. Also, transactions between banks and their non-bank affiliates are required to be on arm's-length terms and consistent with safe and sound banking practices. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” to include the borrowing or lending of securities or derivative transactions, and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. In addition, the provisions of the Volcker Rule apply similar restrictions on transactions between a bank and any “covered fund” that the bank advises or sponsors.

Transactions with Insiders.  The Dodd-Frank Act expands insider transaction limitations through the strengthening of loan restrictions to insiders and extending the types of transactions subject to the various requirements to include derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending and borrowing transactions. The Dodd-Frank Act also places restrictions on certain asset sales to and from an insider of an IDI, including requirements that such sales be on market terms and, in certain circumstances, receive the approval of the IDI’s board of directors.
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
FNB, like other bank holding companies, is required to maintain CET1, tier 1 and total capital (the sum of tier 1 and tier 2 capital) equal to at least 7.00%, 8.50% and 10.50%, respectively, of our total risk-weighted assets (including various off-balance sheet items). The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2021, our CET1, tier 1 and total capital ratios under these guidelines were 9.9%, 10.3% and 12.2%, respectively. At December 31, 2021, we had $293.4 million of capital securities and subordinated debt that qualified as tier 2 capital.
In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 4.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. The guidelines also provide that bank holding companies, depending on the types, quality and quantity of risk associated with its activities (e.g., acquisitions, internal growth), will be expected to maintain strong capital positions above the minimum supervisory levels without significant reliance on intangible assets. Our leverage ratio at December 31, 2021 was 8.0%.
Increased Capital Standards and Enhanced Supervision
The Dodd-Frank Act’s regulatory capital requirements are intended to ensure that financial institutions hold sufficient capital to absorb losses during future periods of financial distress and requires the federal banking agencies to establish minimum leverage and risk-based capital requirements on a consolidated basis for IDIs, their holding companies and non-bank financial companies that have been determined to be systemically important by the FSOC.
Basel III Capital Rules
The FRB and the OCC published Basel III in 2013, establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. Basel III substantially revised the risk-based capital requirements applicable to bank holding companies and IDIs, including FNB and FNBPA, compared to the then-existing U.S. risk-based capital rules. Basel III defines the components of capital and addresses other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III also addresses risk weights and other issues affecting the denominator in a banking institution’s regulatory capital ratios.
Basel III, among other things, (i) introduced the concept of CET1, (ii) specified that tier 1 capital consists of CET1 and “Additional Tier 1” capital instruments meeting specified requirements, (iii) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expanded the scope of the deductions/adjustments as compared to existing regulations.
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
Under Basel III, the effects of certain AOCI items are not excluded; however, banking organizations which do not use the advanced approach, such as FNB and FNBPA, may make a one-time permanent election to continue to exclude these items. FNB and FNBPA made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of FNB’s AFS securities portfolio. Basel III also precludes certain hybrid securities, such as TPS, as tier 1 capital of bank holding companies, subject to phase-out. TPS no longer included in FNB’s tier 1 capital may nonetheless be included as a component of tier 2 capital on a permanent basis without phase-out.
With respect to FNBPA, Basel III also revises the “prompt corrective action” regulations pursuant to Section 38 of the FDI Act, as discussed below under the caption “Prompt Corrective Action.”
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
In addition, Basel III provides more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increases the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation. Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations that are not subject to the capital rules’ advanced approaches, such as FNB. For instance, non-advanced approaches institutions, such as FNB and FNBPA, are subject to a more simple regulatory capital treatment for MSAs, certain DTAs arising from temporary differences, investments in the capital of unconsolidated financial institutions and requirements for the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties (sometimes referred to as a minority interest) that is includable in regulatory capital. In addition, certain general requirements of the capital rules have been eliminated in respect of non-advanced approaches institutions, including: (i) the 10% CET1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15% CET1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10% CET1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Accordingly, banking organizations not subject to the advanced approaches capital rule may deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of CET1 capital.
The Basel Committee on Banking Supervision published the last version of the Basel III accord in 2017, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor.  Leadership of the FRB, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the regulatory capital requirements framework applicable to FNB and FNBPA.
Management believes that as of December 31, 2021, FNB and FNBPA meet all capital adequacy requirements under Basel III.

Current Expected Credit Loss Treatment
On January 1, 2020, we adopted the FASB accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the prior “incurred loss” model for recognizing credit losses with an “expected loss” model, referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and R&S forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The CARES Act allows for an optional five-year phase in period for the day-one regulatory capital effects of the CECL adoption. FNB has elected this option. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards.
In February 2021, the FDIC adopted a final rule addressing the temporary deposit insurance assessment effects resulting from certain optional regulatory capital transition provisions relating to the implementation of the CECL methodology. The final rule, which became effective on April 1, 2021, removed the double-counting of a specified portion of the CECL transitional amount, or the modified CECL transitional amount, as applicable, in the calculation of certain financial measures that are used to determine assessment rates for large and highly complex IDIs. The impact on FNBPA has not been material.
Stress Testing
As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring IDIs to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and makes the requirement “periodic” rather than annual. The Economic Growth Act also provided that bank holding companies under $100 billion in assets were no longer subject to stress testing requirements and provided the FRB with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. Notwithstanding these amendments, the federal banking agencies indicated through interagency bank regulatory guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. We continue to monitor and stress test our capital consistent with the safety and soundness expectations of our banking regulators.
Prompt Corrective Action
FDICIA, among other things, classifies IDIs into five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for IDIs that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements, restrictions on its business and a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and in certain circumstances the appointment of a conservator or receiver. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became ”undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, the obligation under such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against an IDI that does not meet such standards.
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2021.
When determining the adequacy of an IDI’s capital, federal regulators must also take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks. This evaluation is made as part of the IDI’s regular safety and soundness examination. In addition, any IDI with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.
Community Reinvestment Act and Fair Lending
The CRA requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to and investments in low and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each IDI subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. In its most recent CRA examination, FNBPA received an “outstanding” rating. Furthermore, federal banking regulators take into account CRA ratings when considering acquisitions of control and new activities. FNB is one of fewer than 10 percent of banks to receive the highest possible CRA rating. The "outstanding" CRA rating reaffirms our success in fulfilling our strategic and cultural commitment to supporting traditionally underserved communities.
The federal banking agencies have expressed interest in, and the OCC has taken certain steps toward, reform of the CRA's implementing regulations; however, the agencies have not yet agreed upon a common framework for reform and prospects for future rulemaking remain uncertain at this time.
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, HUD, and other regulators. Fair lending laws include the Equal Credit Opportunity Act and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. The DOJ and CFPB have a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. The current Presidential Administration has indicated a focus on prioritizing enforcement of the federal anti-discrimination laws, and as a result, the CFPB may adopt more strict anti-discrimination enforcement policies in the area of fair lending, loan servicing, collections and other consumer-related areas and in October 2021, the DOJ announced an initiative to combat redlining through utilization of its fair lending authorities. FNBPA is required to have a fair lending program that is of sufficient scope to monitor fair lending and that appropriately remediates issues which are identified.
Financial Privacy
In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks, financial institutions and third parties that are not financial institutions but that receive non-public personal information from non-affiliated banks and financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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
On November 23, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their non-affiliated service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms by the final rule. Banks' non-affiliated service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022, and banks and their non-affiliated service providers must be in compliance with the requirements of the rule by May 1, 2022.
Anti-Money Laundering Initiatives and the USA PATRIOT Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA PATRIOT Act), which amended the Bank Secrecy Act of 1970 (BSA), substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The UST has issued a number of regulations that apply various requirements of the USA PATRIOT Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. These regulations include express requirements regarding risk-based procedures for conducting ongoing customer due diligence. Such procedures require banks to take appropriate steps to understand the nature and purpose of customer relationships. In addition, absent an applicable exclusion, banks must identify and verify the identity of the beneficial owners of all legal entity customers at the time a new account is established. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, including criminal law enforcement, and reputational consequences for the institution.
On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include: (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry maintained by the UST’s Financial Crime Enforcement Network (FinCEN); (ii) enhanced whistleblower provisions; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information-sharing provisions that permit financial institutions to share information relating to suspicious activity reports with certain foreign branches, subsidiaries, and affiliates; and (v) expanded duties and powers of FinCEN. Many of the amendments require the UST and FinCEN to promulgate rules. On December 8, 2021, FinCEN issued proposed regulations that would implement the amendments with respect to beneficial ownership, the first of three rulemakings to create a national database of corporate ownership.
Office of Foreign Assets Control Regulation
The U.S. has instituted economic sanctions which affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC rules” because they are administered by the UST Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (such as property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Consumer Protection Statutes and Regulations
In addition to the consumer regulations promulgated by the FRB, OCC and state agencies, and the regulations issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes including the TILA, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, RESPA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Electronic Fund Transfer Act and Home Mortgage Disclosure Act, and regulations and guidance promulgated thereunder by the CFPB and the federal banking agencies. Among other things, these laws and regulations:
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
The CFPB has implemented a series of final consumer protection and disclosure rules related to mortgage loan origination and mortgage loan servicing designed to address the Dodd-Frank Act mortgage lending protections. In particular, the CFPB issued a rule implementing the ability-to-repay and qualified mortgage (QM) provisions of the TILA, as amended by the Dodd-Frank Act (the QM Rule). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of QM are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income (DTI) ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet underwriting guidelines of U.S. GSEs, the Federal Housing Administration and the U.S. Department of Veteran Affairs may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% DTI limits.
However, on December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the 43% DTI threshold for QM loans and provides that, in addition to existing requirements, a loan received a conclusive presumption that the consumer had the ability to repay if the annual percentage rate (APR) does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of “seasoned” QMs for loans that meet certain performance requirements. The mandatory compliance date of the first rule was July 1, 2021, which was subsequently delayed by the CFPB until October 1, 2022. The second rule will apply to covered transactions for which institutions receive an application after the compliance date for the first rule.
Additionally, CFPB regulations governing the servicing of residential mortgages have placed additional requirements on mortgage servicers that often lengthen the process for foreclosing on residential mortgages. The CFPB also adopted integrated disclosure requirements related to mortgage originations under RESPA and TILA and each statute’s implementing regulations.
The CFPB has authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an IDI with total assets of more than $10 billion, FNBPA is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt more stringent consumer protection laws and state attorneys general to enforce consumer protection rules issued by the

CFPB. We continuously evaluate the impact of the consumer rules issued by the CFPB to determine if they will have any long-term impact on our mortgage loan origination and servicing activities. Compliance with these CFPB rules will likely increase our overall regulatory compliance costs. The CFPB has historically been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The federal financial regulatory agencies, including the OCC and state attorneys general, have also become increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a bank holding company, such as FNB, if the conduct or threatened conduct (including any acts or omissions) of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is in generally sound condition and does not pose a foreseeable and material risk to the DIF. The Dodd-Frank Act may have a material impact on FNB and FNBPA's operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.
Dividend Restrictions
Our primary source of funds for cash distributions to our stockholders, and funds used to pay principal and interest on our indebtedness, is dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to FNB, including requirements to maintain capital above regulatory minimums. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of its net income for the current year combined with its retained net income for the two preceding years. The OCC has the authority to prohibit the payment of dividends by a national bank on the basis that paying dividends that deplete a bank's capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition to dividends from FNBPA, other sources of parent company liquidity for FNB include cash, short-term investments and issuance of debt instruments, as well as dividends and loan repayments from other subsidiaries.
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
For a bank holding company to be eligible for financial holding company status, all of its subsidiary U.S. depository institutions must be “well-capitalized” and “well-managed.” The FRB generally must deny expanded authority to any bank holding company with a subsidiary IDI that received less than a satisfactory rating on its most recent CRA review as of the time it submits its request for financial holding company status. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company under the BHC Act, the company fails to continue to meet any of the requirements for financial holding company status, the company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the FRB may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
Activities and Acquisitions
The BHC Act requires a bank or financial holding company to obtain the prior approval of the FRB before:
•the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than 5% of any class of voting securities of the institution;
•any of the company’s subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or
•the company may merge or consolidate with any other bank or financial holding company.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act) generally permits bank holding companies to acquire banks in any state and preempts all state laws restricting the ownership by a holding company of banks in more than one state. A bank is subject to any state requirement that the bank has been organized and operating for a minimum period of time and the requirement that the bank holding company, after the proposed transaction, controls no more than 10% of the total amount of deposits of IDIs in the U.S. and no more than 30% or such lesser or greater amount set by the state law of such deposits in that state. The Interstate Banking Act also permits:
•a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank;
•a bank to acquire branches from an out-of-state bank; and
•a bank to establish and operate de novo interstate branches whenever the host state permits de novo branching of its own state-chartered banks.
Bank and financial holding companies and banks seeking to engage in mergers authorized by the Interstate Banking Act must be at least adequately capitalized as of the date that the application is filed, and the resulting institution must be well-capitalized and well-managed upon consummation of the transaction.
Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal bank regulator.
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
Effective September 30, 2020, the FRB finalized a rule to codify and simplify its interpretations regarding regulatory presumptions of control for the purpose of the BHC Act and, on March 31, 2021, the FRB published interpretive guidance regarding the rule and related regulatory control matters. The amended control rule thus far has had, and will likely continue to have, a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in non-bank companies.

Incentive Compensation
Guidelines adopted by the federal banking agencies pursuant to the FDI Act prohibit excessive compensation as an unsafe and unsound practice. The federal banking agencies also jointly adopted the Guidance on Sound Incentive Compensation Policies intended to ensure that banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance, which covers all employees that have the ability to expose the organization to material amounts of risk, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide employee incentives that appropriately balance risk in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation. Any deficiencies in the compensation practices of FNB or its subsidiaries and affiliates could lead to supervisory or enforcement action.

Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as FNB, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not yet finalized these rules; however, on October 14, 2021, the SEC indicated a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule originally issued in 2015 regarding "clawbacks" of incentive-based executive compensation.
Nevertheless, incentive compensation and sales practices, particularly in connection with certain products and services that are viewed as high-risk from a supervisory perspective, such as cross-selling and overdraft services, continue to be priority issues on the examination and supervision agendas of the CFPB and the federal banking agencies. The scope and content of the U.S. banking regulators' policies on executive compensation may continue to evolve.
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
FNBIA also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor (DOL) under the ERISA, among others. The principal purpose of these regulations is the protection of clients and ERISA plan and individual retirement account assets and beneficiaries, rather than the protection of stockholders and creditors. Significantly, in June 2018, the U.S. Fifth Circuit Court of Appeals vacated the DOL's "fiduciary rule" and related prohibited transaction exemptions. As a result, although FNBPA may have taken certain measures to comply with the rule on a transitional basis, FNBPA's securities brokerage and investment advisory service and activities are no longer affected by these DOL regulations.

Separately, pursuant to a study conducted by the SEC that was required by the Dodd-Frank Act, the SEC adopted Regulation Best Interest, which, among other things, established a new standard of conduct for a broker-dealer to act in the best interest of a retail consumer when making a recommendation of any securities transaction or investment strategy involving securities to such consumer. The new rule by the SEC requires us to review and possibly modify our compliance activities, which is causing us to incur additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures.
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
Climate-Related Risk Management and Regulation
In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.
On October 21, 2021, the FSOC published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles, if adopted as proposed, would not apply to FNBPA directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.
In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, the Governor of the Commonwealth of Pennsylvania has announced the Pennsylvania Climate Action Plan of 2021, which will, in part, focus on the negative impact businesses have on greenhouse gas emissions. Further, in October 2018, North Carolina’s Governor issued Executive Order 80, a commitment to tackle climate change and build a clean energy economy. Additionally, in late 2019, the North Carolina Department of Environmental Quality published the Clean Energy Plan, to facilitate the use of clean energy resources throughout the state. Once fully implemented, these measures will, in part, focus on the impact that businesses operating in the state of North Carolina have on climate change and could lead to specific requirements related to the climate risk management practices of businesses operating in the state.
Governmental Policies
The operations of FNB and our subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities and the current Presidential Administration. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. In fact, in the midst of rising inflation and pressure to raise interest rates, in its FOMC policy statement issued on January 26, 2022, the FRB strongly signaled that it will soon be time to raise the target range for the Federal funds rate. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future. In addition, the new federal bank regulatory and SEC leadership appointees by the current Presidential Administration are anticipated to result in a philosophical change in the priorities and approach to supervision, compliance and enforcement and other policies which may impact our operations.
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
Tax Cuts and Jobs Act of 2017
The TCJA includes a number of provisions that impact FNB, including the following:
Tax Rate. The TCJA replaced the corporate tax rate of 35% applicable under prior law with a reduced 21% statutory tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it decreased the value of our then-existing DTAs. The effect of remeasuring DTAs due to the reduction in the tax rate was a significant item impacting earnings but is generally not expected to have a substantial adverse impact on our core earnings or capital over the long term. The current Presidential Administration has announced that one if its priorities is to raise the corporate tax rate.
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
The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and U.S. economies and financial markets and is having an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused death, illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branch offices, and of most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes. In many locations throughout the U.S., the spread of COVID-19 decreased substantially throughout the spring and summer of 2021, and as a result, several of the activity restrictions described above were lifted in whole or in part in many jurisdictions. However, due in large part to the increased spread of new, more transmissible COVID-19 variants, the number of individuals diagnosed with COVID-19 has increased substantially. This substantial increase in COVID-19 infections has caused state and local governments of several states to consider, and in some cases implement or reinstate, activity restrictions and measures that previously had been lifted. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, and have resulted in a significant disruption of the U.S. workforce, including employee resignations, retirements, layoffs and furloughs, which also impacted the regions in which we operate.
The ultimate length and effects of COVID-19 and the restrictions described above on the broader economy and the markets that we serve are not known. In response to the economic conditions resulting from the outbreak of COVID-19, the FOMC has taken action to lower the Federal Funds rate nearly to 0%. However, due to rising inflation and corresponding pressure to raise interest rates, in its policy statement issued on January 26, 2022, the FOMC has signaled that it will soon be appropriate to raise the target range for the Federal Funds rate. A change in the Federal Funds rate can affect the difference between the interest that FNBPA can earn on assets and the interest that FNBPA has to pay on liabilities, which impacts FNBPA's overall net interest income and profitability. Additional impacts of COVID-19 on our business could be widespread and material, and may include, or exacerbate, among other consequences, the following:
•employees, including key executives, and their families contracting COVID-19;
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
•decline in the credit quality of our loan portfolio, owing to the effects of COVID-19 in the markets we serve, leading to a need to increase our ACL and the potential for higher loan losses; and
•declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us.
These factors, together or in combination with other events or occurrences that are not yet known or anticipated, may materially and adversely affect our business, financial condition and results of operations.
The widespread availability of multiple COVID-19 vaccines and corresponding rates of vaccination generally have been effective in curtailing the potential more harmful impacts of infection in many parts of the U.S. and, in turn, mitigating many of the adverse social and economic effects of the pandemic; however, a portion of the population remains unvaccinated and the efficacy of the vaccines in preventing infection and serious illness is believed to wane over time and may be diminished in the face of new coronavirus variants. Accordingly, the pandemic, and related efforts to contain it, continue to disrupt global economic activity and functioning of the financial markets, impact interest rates and monetary policy decisions, increase economic and market uncertainty, and disrupt trade and supply chains.
Additional COVID-19 outbreaks, spikes and "subsequent" waves, new COVID-19 strains and widespread ineffectiveness of the COVID-19 vaccines may lead to efforts by federal, state and local governments and health authorities to engage in efforts to contain or mitigate the pandemic's impact.
The ongoing COVID-19 global and national health emergency may continue to cause significant disruption in the U.S. economy and the U.S. financial and labor markets by imposing or extending restrictions on movement or business activities.

Additionally, the failure to provide for additional COVID-19 related stimulus relief may adversely impact our business and financial performance by prolonging the U.S. economic recovery and possibly adversely impact the demand and profitability of our products and services, the valuation of assets and our ability to meet the financial and banking needs of our clients. In late 2021 and continuing into early 2022, the Omicron variant of COVID-19 has spread substantially and rapidly throughout the U.S. and globally. As a result, social and economic activity has been disrupted in many parts of the country.
Interest rates on our outstanding financial instruments might be subject to change based on the replacement of LIBOR, which could adversely affect revenue, expenses, and the value of those financial instruments.

In July 2017, the United Kingdom’s Financial Conduct Authority (the authority that regulates LIBOR) announced that although they have extended the overnight and 1-, 3-, 6- and 12-month LIBOR through June 20, 2023, in order to accord financial institutions greater time with which to manage the transition from LIBOR, it is no longer compelling banks to submit rates for the calculation of LIBOR. The federal banking agencies, including the OCC, previously determined that banks must cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts.
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, and the OCC has opined that national banks may use any reference rate for its loans that a bank determines to be appropriate for its funding model and customer needs, the ARRC, a committee of U.S. financial market participants, has recommended the SOFR as the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to U.S. dollar-LIBOR. The ARRC has proposed a paced market transition plan from LIBOR to SOFR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have a significant number of loans, derivatives and other financial instrument contracts that are indexed to LIBOR and are actively monitoring this activity and evaluating the related risks.  The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. The impact of this transition, as well as the effect of these developments on our funding costs, loan and investment securities portfolios, asset-liability management, and business, is uncertain.
Our business could be adversely affected by difficult economic conditions in the regions in which we operate.
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the U.S. as a whole. Difficult economic and employment conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:
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
Hurricanes, tornadoes, excessive rainfall, droughts or other adverse weather events could negatively affect the local economies in the markets of our footprint, or disrupt our operations in those markets, which could have an adverse effect on our business or results of operations.
The economy of the markets in our footprint is affected, from time to time, by adverse weather events. We cannot predict whether, or to what extent, damage caused by future weather conditions will affect our operations, customers or the economies in our markets. Weather events could cause a disruption in our day-to-day business activities in branches within our markets, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a weather event does not cause any physical damage in our markets, a significant weather event could affect the market value of property within our footprint, particularly agricultural interests, which are highly sensitive to excessive rainfall or droughts.

2. Lending
As a participating lender in the SBA PPP, we are subject to additional regulatory and DOJ enforcement risks and the risk of litigation from FNBPA’s clients or other parties regarding FNBPA’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.
From the beginning of the PPP, there has been ambiguity and continuously evolving rules, interpretations and guidance regarding the operation of the PPP and the respective obligations of banks and loan applicants, which has exposed banks to risks relating to non-compliance with the PPP by various government investigative agencies and the DOJ, who are charged with investigating PPP loan fraud and pursuing civil and criminal sanctions. Congress approved additional funding for the PPP and beginning in January 2021, FNBPA elected to participate in the second round of PPP loans. Since the opening of the PPP, several larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP.
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
Generally, commercial loans and leases present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of its business and income stream. In addition, some of our commercial borrowers have more than one loan outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration or other loss in advance of liquidation of such collateral. These types of loans, however, have historically driven the growth in our loan portfolio and we intend to continue our lending efforts for commercial and industrial products. At December 31, 2021, commercial loans and leases comprised 65.9% of our loan portfolio and consumer loans comprised 34.1% of our loan portfolio. Consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of MD&A, which is included in Item 7 of this Report.
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

•Mortgage loan production levels are sensitive to changes in economic conditions and activity, strengths or weaknesses in the housing market, interest rate fluctuations and the availability of an active secondary market. Generally, any sustained period of decreased economic activity or higher interest rates could reduce demand for mortgage loans and refinancings. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries, commissions and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
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
Changes in national and regional economic conditions, and in large metropolitan areas within our market, including the economic impact of COVID-19, continue to impact our loan portfolios. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, could weaken the economies of the communities we serve. Weakness in our market areas could depress our earnings and consequently our financial condition because customers may not want or need our products or services; borrowers may not be able to repay their loans; the value of the collateral securing our loans to borrowers may decline; and the quality of our loan portfolio may decline. Any of the latter three scenarios could require us to charge-off a higher percentage of our loans and/or increase our provision for credit losses, which would reduce our net income. Additionally, changes to macroeconomic conditions and the related CECL modeling considerations may result in volatility in our provision from period to period.

3. Growth Trends
If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
To achieve our past levels of growth, we have focused on both organic growth and acquisitions. We may not be able to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to obtain the financing necessary to fund additional growth. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new retail branches or optimizing our existing branch network. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our organic growth. If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy which encouraged the federal banking agencies to review their current merger oversight practices. The Executive Order has received significant public support from members of Congress as well as a majority of the board members of the FDIC. In addition, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for merger application review may adversely affect the marketplace for such transactions, could result in future applications being delayed, impeded or restricted in certain respects and could result in new rules that possibly limit the size of financial institutions we may be able to acquire in the future or alter the terms for such transactions.
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
The availability of additional capital or financing will depend on a variety of factors, many of which are outside of our control, such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, marketability of our stock, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of business activity decreases due to economic conditions. Accordingly, there can be no assurance of our ability to expand our operations through organic growth or acquisitions. As such, we may be forced to delay raising capital, issue shorter term securities than desired or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility. In addition, if we decide to raise additional equity capital, it could be dilutive to our existing stockholders.
4. Regulations, Tax Laws and Political Impacts
Our financial condition and results of operations may be adversely affected by changes in tax rules and regulations, or interpretations.
Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items. The current Presidential Administration's approach to corporate tax rates could affect our future results of operations. During 2021, Congress debated various proposals for increase in the corporate tax rate and possible surcharges on corporate share repurchases as part of the funding of various spending initiatives. Our future effective tax rates could be affected by changes in the federal tax rates and in tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our DTAs and DTLs. Changes in statutory tax rates or DTAs and DTLs may adversely affect our profitability and results of operations in future periods.
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
•such changes can also affect our ability to hedge various forms of market and interest rate risks and may decrease the profitability or increase the risk associated with such hedges; and
•movements in interest rates also affect mortgage repayment speeds and could result in impairments of MSAs or otherwise affect the profitability of such assets.
The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. An important function of the FRB is to regulate the national supply of bank credit and certain interest rates. Due to rising inflation and corresponding pressure to raise interest rates, in its FOMC policy statement issued on January 26, 2022, the FRB signaled that it will soon be appropriate to raise the target range for the Federal Funds rate. These potential actions of the FRB influence the rates of interest that FNBPA may charge on loans and what FNBPA may pay on borrowings and interest-bearing deposits and can also affect the value of FNB’s and FNBPA’s on-balance sheet and off-balance sheet financial instruments. Principally due to the impact of rates and by controlling access to direct funding from the FRB, the FRB’s policies also influence to a significant extent, FNBPA’s cost of funding. We cannot predict the nature or timing of future changes in monetary, fiscal, tax and other policies or the effects that may be implemented by the current Administration or a future Administration and the impacts they may have on our activities and financial results.
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
We are subject to legislative tax rate changes that could increase our effective tax rates. Depending on enactment dates, these law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, the TCJA resulted in a reduction in our corporate tax rate to 21% beginning in 2018, which has a favorable impact on our earnings and capital generation abilities. In addition, the TCJA also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the increase in net earnings from the lower tax rate. The impact of the TCJA may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the TCJA. Similarly, our customers are likely to experience varying effects from both the individual and business tax provisions of the TCJA and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
Congress had recently debated various proposals for increases in the corporate tax rate and possible surcharges on corporate share repurchases. Any such increase in the corporate tax rate or surcharges would adversely affect our results of operations in future periods.

We are subject to environmental, social and governance risks that could adversely affect our reputation and the market price of our securities.
We are subject to a variety of risks arising from environmental, social and governance matters or “ESG” matters. ESG matters include climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business, and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. Our relationships and reputation with our existing and prospective customers and third parties with whom we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our securities.
Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These shifts in investing priorities may result in adverse effects on the market price of our securities to the extent that investors determine that we have not made sufficient progress on ESG matters.
Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current Presidential Administration. The FSOC, of which the OCC is a member, published a report in October 2021 identifying climate-related financial risk as an “emerging threat” to financial stability. The leadership of the federal banking agencies, including the Comptroller of the Currency, have emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations regarding banks' risk management practices. To that end, in December 2021, the OCC published proposed principles for climate risk management by larger banking organizations. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency’s efforts to enhance its supervision of climate change risk management.
The above measures may also result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require us to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to us.
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
•the types of deposit and non-deposit activities in which our subsidiaries may engage; and
•offering of new products and services.
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
Our overdraft protection programs and corresponding revenue may be impacted by possible new federal regulatory requirements or scrutiny or industry trends regarding such practices.
In recent months, certain members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. In December 2021, the CFPB published a report providing data on banks’ overdraft and non-sufficient funds fee revenues as well as observations regarding consumer protection issues relating to participation in such programs. The CFPB has indicated that it intends to pursue enforcement actions against banking organizations, and their executives, that oversee overdraft practices that are deemed to be unlawful. In addition, the OCC has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.
In response to this increased congressional and regulatory scrutiny of the financial services industry, and in anticipation of possible enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.
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
5. Liquidity
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Liquidity is needed to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity risk is the potential that we will be unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Our preferred sources for funding are deposits and customer repurchase agreements, which are low cost and stable sources of funding for us. We compete with commercial banks, savings banks and credit unions, as well as non-depository competitors such as mutual funds, fintechs, securities and brokerage firms and insurance companies, for deposits and customer repurchase agreements. If we are unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund our loan growth and liquidity objectives, we may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements or cause us to source funds from third-party providers which may be higher cost funding.
6. Financial Industry
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
Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in our systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. Many strategic initiatives, such as development of new products, product enhancements, use of technology, staffing reductions, changes in business processes and acquisitions of other financial services companies or their assets, could substantially increase operational risk. We are also exposed to operational risk through our outsourcing arrangements, and the effect the changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business. We outsource certain data processing and online and mobile banking services to third-party providers. Those third-party providers could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Although we take steps to mitigate operational risks through a system of internal controls which we review on a regular basis and update as required, no system of controls - however well designed and maintained - is infallible, and, to the extent the risks arise from the operations of third-party vendors or customers, we have limited ability to control those risks. Control weaknesses or failures or other operational risk could result in charges, increased operational costs, harm to our reputation, inability to secure insurance, civil litigation, regulatory intervention, including enforcement action and enhanced supervisory scrutiny, foregone business opportunities, the loss of customer business, especially if customers are discouraged from using our mobile bill pay, mobile banking and online banking services, or the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information.
The banking and financial services industry continually encounters technological change, especially in the systems that are used to deliver products to, and execute transactions on behalf of, customers, and if we fail to continue to invest in technological improvements as they become appropriate or necessary, our ability to compete effectively could be severely impaired.
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services, including the potential utilization of blockchain technology to provide alternative high-speed payment systems. The effective use of technology increases efficiency and enables financial institutions to better compete for and serve customers and reduce costs. Our future success will depend, in part, on our ability to address customer needs by using secure technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in our operations. Many of our larger competitors have greater resources to invest in technological improvements, and we may not effectively implement new technology-driven products and services or do so as quickly as our competitors. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.
7. Cybersecurity
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
In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us, such as the attack on the information technology company, SolarWinds. These cyber incidents have been initiated from a variety of sources, including terrorist organizations and hostile foreign governments. Cyber-attacks involving large financial institutions, including denial of service attacks designed to disrupt external customer-facing services, nation-state cyber-attacks and ransomware attacks designed to deny organizations access to key internal resources or systems, as well as targeted social engineering and email attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data, or that of its customers, are becoming more common and increasingly sophisticated. Further, threat actors are increasingly seeking to target vulnerabilities in software systems used by large numbers of banking organizations in order to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk.
As technology advances, the ability to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of ours. Further, the probability of a successful cyber attack against us or one of our third-party services providers cannot be predicted. Although we maintain specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, several of which may not be covered under our cyber insurance coverage. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities.
Cybersecurity risks for financial institutions also have evolved as a result of the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which enhances operational risk and presents the potential for additional structural vulnerabilities. In addition, the ongoing and widespread remote work environment necessitated by the COVID-19 pandemic has subjected institutions to additional cybersecurity vulnerabilities and risks.
8. Reputation
Our key assets include our brand and reputation and our business may be affected by how we are perceived in the market place.
Our brand and our reputation are our key assets. Our ability to attract and retain banking, insurance, wealth management and corporate clients and employees is highly dependent upon external perceptions of our culture, level of service, security, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage our reputation among existing customers and corporate clients and employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Adverse developments with respect to the financial services industry or sociopolitical events and circumstances may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.
9. Human and Vendor Resources
Our day-to-day operations rely heavily on the proper functioning of products, information systems and services provided by third-party, external vendors.
We rely on certain external vendors to provide products, information systems and services necessary to maintain our day-to-day operations. These third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third-party vendors in accordance with supervisory requirements and we oversee their provision of service to us in accordance with applicable enterprise risk management and third-party vendor risk management standards and in a manner consistent with the supervisory expectations of our regulators, we cannot control the actions of our third-party vendors entirely. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to comply with applicable laws and regulations or to conform to our internal controls and risk management procedures, and failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, our vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
10. Modeling Assumptions
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
We may be required to record future impairment charges if the declines in asset values are considered other-than-temporary. If the impairment charges are significant enough, they could affect the ability of FNBPA to pay dividends to FNB (which could have a material adverse effect on our liquidity and our ability to pay dividends to stockholders), and could also negatively impact our regulatory capital ratios and result in us not being classified as “well-capitalized” for regulatory purposes.
11. Investment in Securities
We are dependent on dividends from our subsidiaries to meet our financial obligations and pay dividends to stockholders.
We are a holding company and conduct almost all of our operations through our subsidiaries. We do not have any significant assets other than cash and the stock of our subsidiaries. Accordingly, we depend on dividends from our subsidiaries to meet our financial obligations and to pay dividends to stockholders. Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of our net income for the current year combined with our retained net income for the two preceding years. The OCC has the authority to prohibit FNBPA from paying dividends if it determines such payment would be an unsafe and unsound banking practice. Likewise, our state-based entities are subject to state laws governing dividend practices and payments.
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
We have outstanding securities senior to common stock which could limit our ability to pay dividends on our common stock.
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
12. Recently Completed Howard Acquisition
Integrating our business with that of Howard may fail to realize the anticipated benefits and cost savings of the merger, which may adversely affect our business results and negatively affect the value of our common stock following the merger.
The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses within our projected timeframe in a manner that permits growth opportunities and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.
A number of factors could affect our ability to successfully integrate our businesses with the business of Howard. The business integration could be disruptive to our ongoing businesses, causing loss of momentum in one or more of such businesses or inconsistencies or changes in standards, practices, business models, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees. If we encounter significant difficulties in the integration process the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the merger in the timeframes projected could result in significantly increased costs and decreased revenues.
The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
We currently expect the merger to be accretive to earnings per share in the first full calendar year after closing (excluding one-time charges). This expectation, however, is based on preliminary estimates which may materially change. We may encounter additional transaction- and integration-related costs or other factors such as failing to realize all of the benefits anticipated in the merger or we may be subject to other factors that affect preliminary estimates or our ability to realize operational efficiencies.

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
Before signing the merger agreement, we conducted extensive due diligence on a significant portion of the Howard Bank loan portfolio. However, our review did not encompass each and every loan in the Howard Bank loan portfolio. In accordance with customary industry practices, we evaluated the Howard Bank loan portfolio based on various factors including, among other things, historical loss experience, economic risks associated with each loan category, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, and general economic conditions, both local and national. In this process, our management made various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness and financial condition of the borrowers, the value of the real estate, which is obtained from independent appraisers, other assets serving as collateral for the repayment of the loans, the existence of any guarantees and indemnifications and the economic environment in which the borrowers operate. In addition, the effects of probable decreases in expected principal cash flows on the Howard Bank loans were considered as part of our evaluation. If our assumptions and judgments turn out to be incorrect, including as a result of the fact that our due diligence review did not cover each individual loan, our estimated credit mark against the Howard Bank loan portfolio in total may be insufficient to cover actual loan losses after the merger is completed, and adjustments may be necessary to allow for different economic conditions or adverse developments in the Howard Bank loan portfolio. Additionally, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our or Howard’s control, may require an increase in the provision for credit losses. Material additions to the credit mark and/or ACL would materially decrease our net income and could result in heightened regulatory scrutiny and possibly supervisory action.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
NONE.

ITEM 2.    PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. The Pittsburgh headquarters, which are leased, are also occupied by employees of the Community Banking, Wealth Management and Insurance segments, including customer support and operations personnel. We also lease office space for regional headquarters in the Cleveland, Ohio, Baltimore, Maryland, and Raleigh, Charlotte and Greensboro, North Carolina markets. In Hermitage, Pennsylvania, we continue to maintain administrative offices, as well as offices for personnel of the Community Banking and Wealth Management segments, in a six-story office building, and a data processing and technology center in a two-story office building, both of which are owned by us. Additionally, we lease other office space in Harrisburg and Hermitage, Pennsylvania, and in Raleigh, North Carolina which houses various support departments.
The operating leases for the branches/retail offices of the Community Banking segment expire at various dates through the year 2051 and generally include options to renew. We have other operating leases that have not commenced, including the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. For additional information regarding the lease commitments, see Note 10, “Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a table that shows the branches/retail offices, by state, and the branches/retail offices owned and leased for the Community Banking segment:

December 31, 2021	Community Banking
Pennsylvania	187
Ohio	28
Maryland	25
West Virginia	2
North Carolina	85
South Carolina	5
Washington, D.C.	1
Virginia	1
Total number of branches/retail offices	334
Total branches/retail offices owned	189
Total branches/retail offices leased	145
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age and principal occupation for each of our executive officers as of January 31, 2022 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	57	President and Chief Executive Officer of FNB; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	59	Chief Financial Officer of FNB; Executive Vice President of FNBPA

Gary L. Guerrieri	61	Chief Credit Officer of FNB; Executive Vice President of FNBPA

James G. Orie	63	Chief Legal Officer and Corporate Secretary of FNB; Executive Vice President of FNBPA

James L. Dutey	48	Corporate Controller and Senior Vice President of FNB

David B. Mitchell, II	64	Chief Wholesale Banking Officer of FNBPA

Barry C. Robinson	58	Chief Consumer Banking Officer of FNBPA
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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
    ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “FNB.” As of January 31, 2022, there were 15,289 holders of record of our common stock.
The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.
We did not purchase any of our own equity securities during the fourth quarter of 2021.

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲), and the Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2016, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

Total Return Performance
Index Value
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
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
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business, economic and political circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the FRB, FDIC, UST, OCC and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economic environment; (iv) inflation concerns; (v) the impacts of tariffs or other trade policies of the U.S. or its global trading partners; and (vi) the sociopolitical environment in the U.S.
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
•Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain talent. These developments could include:
◦Changes resulting from the current U.S. presidential administration, including legislative and regulatory reforms, different approaches to supervisory or enforcement priorities, changes affecting oversight of the financial services industry, regulatory obligations or restrictions, consumer protection, taxes, employee benefits, compensation practices, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
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
•The COVID-19 pandemic and the federal, state, and local regulatory and governmental actions implemented in response to COVID-19 have resulted in an increased volatility of the financial markets and national and local economic conditions, increased levels of unemployment and business failures, and the potential to have a material impact on, among other things, our business, financial condition, results of operations, liquidity, or on our management, employees, customers and critical vendors and suppliers. In view of the many unknowns associated with the COVID-19 pandemic, our forward-looking statements continue to be subject to various conditions that may be substantially different in the future than what we are currently experiencing or expecting, including, but not limited to, a prolonged recovery of the U.S. economy and labor market and the possible change in commercial and consumer customer fundamentals, expectations and sentiments. As a result, the COVID-19 impact, including uncertainty regarding the potential impact of continuing variant mutations of the virus, U.S. government responsive measures to manage it or provide financial relief, the uncertainty regarding its duration and the success of vaccination efforts, it is possible the pandemic may have a material adverse impact on our business, operations and financial performance.
•Our acquisition of Howard presents us with risks and uncertainties related to the integration of the acquired business into FNB including:
◦The business of Howard going forward may not perform as we project or in a manner consistent with historical performance. As a result, the anticipated benefits, including estimated cost savings, of the transaction may be significantly more difficult or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events, including those that are outside of our control.
◦The integration of Howard including its banking subsidiary, Howard Bank, with that of FNB and FNBPA may be more difficult to achieve than anticipated or have unanticipated adverse results.
◦In addition to the Howard transaction, we grow our business in part through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into FNB after closing.
The risks identified here are not exclusive or the types of risks we may confront and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections in this Annual Report on Form 10-K (including the MD&A section), our subsequent 2022 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings. More specifically, our forward-looking statements may be subject to the evolving risks and uncertainties related to the COVID-19 pandemic and its macro-economic impact and the resulting governmental, business and societal responses to it. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

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
In connection with the preparation of the year-end 2021 financial statements, we completed our annual goodwill impairment test as of October 1, 2021. No impairment was identified in any of our reporting units. We also performed a qualitative analysis through year-end and concluded that it was not more-likely-than-not that the fair value of one or more of our reporting units was below its respective carrying amount, and therefore no triggering event has occurred, as of December 31, 2021.
Inputs and assumptions used in estimating fair value include projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates, anticipated cost savings and an evaluation of market comparables and recent transactions. Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. In the event of a prolonged economic downturn or deterioration in the economic outlook, interim quantitative assessments of our goodwill balance could be required in future periods. Any impairment charge would not affect our capital ratios, tangible common equity, tangible book value per share or liquidity position.
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
Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2021 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.
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
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable- equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP). Taxable-equivalent amounts for the 2021, 2020 and 2019 periods were calculated using a federal statutory income tax rate of 21%.
OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C. and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2021, we had 334 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.

FINANCIAL SUMMARY

For the full-year of 2021, net income available to common stockholders was $396.6 million, or $1.23 per diluted common share, the highest earnings per share since 2004. Comparatively, full-year 2020 net income available to common stockholders totaled $278.0 million, or $0.85 per diluted common share. On an operating basis, full-year 2021 earnings per diluted common share (non-GAAP) was $1.24, excluding $4.4 million of significant items. Operating earnings per diluted common share (non-GAAP) for the full year of 2020 was $0.96, excluding $45.6 million of significant items.

Income Statement Highlights (2021 compared to 2020)
•Record total revenue of $1.2 billion, an increase of $20.3 million, or 1.7%, combined with lower expenses and a reduction in the provision for credit losses of $0.6 million, led to record operating net income available to common stockholders (non-GAAP) of $400.0 million, an increase of $86.1 million, or 27.4%.
•Earnings per diluted common share was $1.23, compared to $0.85, an increase of 44.7%.
•Operating earnings per diluted common share (non-GAAP) was $1.24, compared to $0.96, an increase of 29.2%.
•Net interest income was $906.5 million, compared to $922.1 million, down 1.7%.
•Net interest margin (FTE) (non-GAAP) declined 23 basis points to 2.68% from 2.91%, as the total impact of PPP, purchase accounting accretion and higher cash balances reduced the margin by 2 basis points for 2021, compared to a benefit of 23 basis points in the prior year.
•Non-interest income reached a record level of $330.4 million, compared to $294.6 million, due to continued broad-based contributions from our fee businesses. On an operating basis, non-interest income increased $20.3 million, or 6.5%, when excluding significant items impacting earnings of $15.6 million in 2020.
•Non-interest expense was $733.2 million, compared to $750.3 million. Excluding significant items totaling $4.4 million in 2021 and $30.0 million in 2020, operating non-interest expense was well-controlled and increased $8.4 million, or 1.2%.
•The provision for credit losses totaled $0.6 million, compared to $122.8 million, reflecting improved credit quality trends throughout 2021 and pandemic-related impacts on macroeconomic forecasts used in the ACL model in 2020.
•Net charge-offs totaled $13.9 million, or 0.06% of total average loans, compared to $59.8 million, or 0.24%, in 2020, reflecting COVID-19 impacts on certain segments of the loan portfolio in 2020.
•Income tax expense increased $41.0 million, or 71.3%, primarily due to higher pre-tax earnings.

•The effective tax rate was 19.6%, compared to 16.7%, reflecting benefits from renewable energy tax credits recognized in 2020.
•The efficiency ratio (non-GAAP) was 57.2%, compared to 56.1%, reflecting the low interest rate environment and higher non-interest expense from operations.
•Return on average tangible common equity ratio (non-GAAP) of 15.53%, compared to 11.66%.
Balance Sheet Highlights (period-end balances, 2021 compared to 2020, unless otherwise indicated)
•Total assets were $39.5 billion, compared to $37.4 billion, an increase of $2.2 billion, or 5.8%, from higher cash and cash equivalents balances related to significant deposit growth, primarily due to the PPP and government stimulus activities.
•Total reported period-end loans and leases decreased $489.9 million, or 1.9%, due to a commercial loan decrease of $1.0 billion, or 5.8%, driven by PPP loan forgiveness. Period-end total loans and leases, excluding PPP loans, increased $1.3 billion, or 5.7%, as commercial loans increased $817.2 million, or 5.3%, and consumer loans increased $514.7 million, or 6.4%, (inclusive of the sale of $0.5 billion in indirect auto loans in November 2020).
•Average loans totaled $25.1 billion, a decrease of $135.6 million, or 0.5%, due to PPP loan forgiveness and the sale of $0.5 billion of indirect auto installment loans in November 2020. Growth in average commercial loans totaled $167.3 million, or 1.0%, including growth of $171.4 million, or 1.8%, in commercial real estate and a decline of $50.3 million, or 0.8%, in commercial and industrial loans from PPP loan forgiveness.
•PPP loans originations totaled $3.6 billion since program inception in the second quarter of 2020 with $3.3 billion forgiven as of December 31, 2021 resulting in $336.6 million remaining at December 31, 2021. There were $2.2 billion of PPP loans outstanding at December 31, 2020.
•Total average deposits grew $3.3 billion, or 12.0%, including an increase in average non-interest-bearing deposits of $2.1 billion, or 26.1%, and an increase in average interest-bearing demand deposits of $1.7 billion, or 14.0%, partially offset by a managed decrease in average time deposits of $1.1 billion, or 24.7%. Average deposit growth reflects inflows from the PPP and government stimulus activities, solid organic growth in customer relationships, as well as current customer preferences to maintain larger balances in their deposit accounts than before the pandemic.
•The ratio of loans to deposits was 78.7%, compared to 87.4%, as deposit growth outpaced loan growth. Additionally, the deposit funding mix continued to improve with non-interest-bearing deposits totaling 34% of total deposits, compared to 31%. Cash and cash equivalents balances increased $2.1 billion to $3.5 billion due primarily to PPP loan activity and deposits from government stimulus inflows.
•The dividend payout ratio for 2021 was 39.20%, compared to 56.45%.
•We repurchased nearly 3.6 million shares at a weighted average share price of $11.86 for $43.2 million under the existing $150 million share repurchase program, with $68.4 million remaining for repurchase.
•The ratio of the allowance for loan losses to total loans and leases was 1.38%, compared to 1.43%. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loans and leases ratio equaled 1.40% at December 31, 2021, compared to 1.56%. The ACL on loans and leases totaled $344 million at December 31, 2021, compared to $363 million.
•Tangible book value per share (non-GAAP) of $8.59 increased 9% from year-end 2020.
•The CET1 regulatory capital ratio increased to 9.9%, up from 9.8%.

TABLE 1

Year-to-Date Results Summary	2021	2020
Reported results
Net income available to common stockholders (millions)	$396.6	$278.0
Net income per diluted common share	1.23	0.85
Book value per common share (period-end)	15.81	15.09
Pre-provision net revenue (reported) (millions)	503.7	466.3
Common equity tier 1 capital ratio	9.9%	9.8%
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	400.0	314.0
Operating net income per diluted common share	1.24	0.96
Tangible common equity to tangible assets (period-end)	7.36%	7.24%
Tangible book value per common share (period-end)	$8.59	$7.88
Pre-provision net revenue (operating) (millions)	508.1	516.0
Average diluted common shares outstanding (thousands)	323,481	325,488
Significant items impacting earnings (1) (millions)
Pre-tax merger-related expenses	$(1.8)	$—
After-tax impact of merger-related expenses	(1.4)	—
Pre-tax COVID-19 expense	—	(11.3)
After-tax impact of COVID-19 expense	—	(8.9)
Pre-tax gain on sale of Visa class B stock	—	13.8
After-tax impact of gain on sale of Visa class B stock	—	10.9
Pre-tax loss on FHLB debt extinguishment and related hedge terminations	—	(25.6)
After-tax impact of loss on FHLB debt extinguishment and related hedge terminations	—	(20.2)
Pre-tax branch consolidation costs	(2.6)	(18.7)
After-tax impact of branch consolidation costs	(2.1)	(14.8)
Pre-tax service charge refunds	—	(3.8)
After-tax impact of service charge refunds	—	(3.0)
Total significant items pre-tax	$(4.4)	$(45.6)
Total significant items after-tax	$(3.5)	$(36.0)
(1) Favorable (unfavorable) impact on earnings

Industry Developments

LIBOR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA announced that certain LIBOR tenors will continue to be published through June 30, 2023. Bank regulators, in a joint statement have urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York has created a working group called the ARRC to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of the SOFR as a replacement index for LIBOR.
Similarly, we created an internal transition team that is managing our transition away from LIBOR. This transition team is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, as well as representatives of loan operations, information technology, legal, finance and other support functions. The transition team has completed an assessment of tasks needed for the transition, identified contracts that contain LIBOR language, has reviewed existing contract language for the presence of appropriate fallback rate language, developed and implemented loan fallback rate language for when LIBOR is retired and identified risks associated with the transition. The transition team has chosen SOFR and other credit-sensitive indices as a replacement to LIBOR. These selected indices are available for the benefit of our customers and are utilized in all new floating rate agreements. We started originating commercial loans in the fourth quarter of

2021 utilizing SOFR and other indices. Residential mortgage loans indexed to SOFR have been originated since October of 2020.
Our transition team continues to work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR. As of December 31, 2021, approximately $10.5 billion of our loan portfolio consisted of loans whose variable rate index is LIBOR, of which $1.3 billion will mature prior to June 30, 2023, and there were $373 million of SOFR-based loans, inclusive of mortgage originations, on the balance sheet. It's estimated that an additional $1.5 billion in LIBOR-based loans will amortize over the next 18 months. Finally, we have approximately $190 million of outstanding FNB issued debt that uses LIBOR as its base index.
RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Net income available to common stockholders for 2021 was $396.6 million or $1.23 per diluted common share, compared to net income available to common stockholders for 2020 of $278.0 million or $0.85 per diluted common share. Operating earnings per diluted common share (non-GAAP) was $1.24 for 2021 compared to $0.96 for 2020. The results for 2021 included the impact of $2.6 million of branch consolidation expenses and $1.8 million of merger-related expenses. In comparison, the results for 2020 included the impact of $45.6 million of significant items, including loss on debt extinguishment and related hedge termination of $25.6 million related to the prepayment of higher-rate FHLB borrowings given continued strong deposit growth; branch consolidation costs of $18.7 million resulting from our branch optimization efforts and continued customer migration to digital channels; COVID-19 related expenses of $11.3 million, including $2.5 million in contributions to our FNB Foundation to continue to support our communities as they dealt with the ongoing pandemic; and service charge refunds of $3.8 million, partially offset by a $13.8 million gain on the sale of all of the FNBPA's holdings of Visa Class B shares. Average diluted common shares outstanding decreased 2.0 million shares, or 0.6%, to 323.5 million shares for 2021.

The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:
TABLE 2

	Year Ended December 31		$ Change	% Change
(in thousands, except per share data)	2021	2020
Net interest income	$906,476	$922,082	$(15,606)	(1.7)%
Provision for credit losses	629	122,798	(122,169)	(99.5)
Non-interest income	330,419	294,556	35,863	12.2
Non-interest expense	733,168	750,349	(17,181)	(2.3)
Income taxes	98,496	57,485	41,011	71.3
Net income	404,602	286,006	118,596	41.5
Less: Preferred stock dividends	8,041	8,041	—	—
Net income available to common stockholders	$396,561	$277,965	$118,596	42.7%
Earnings per common share – Basic	$1.24	$0.86	$0.38	44.2%
Earnings per common share – Diluted	1.23	0.85	0.38	44.7
Cash dividends per common share	0.48	0.48	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:

TABLE 3

Year Ended December 31	2021	2020
Return on average equity	8.04%	5.83%
Return on average tangible common equity (2)	15.53	11.66
Return on average assets	1.05	0.78
Return on average tangible assets (2)	1.14	0.87
Book value per common share (1)	$15.81	$15.09
Tangible book value per common share (1) (2)	8.59	7.88
Equity to assets (1)	13.03%	13.28%
Average equity to average assets	13.04	13.40
Common equity to assets (1)	12.76	12.99
Tangible equity to tangible assets (1) (2)	7.65	7.54
Tangible common equity to tangible assets (1) (2)	7.36	7.24
Common equity tier 1 capital ratio	9.9	9.8
Dividend payout ratio	39.20	56.45
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:

TABLE 4

	Year Ended December 31
	2021			2020			2019
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,723,493	$3,732	0.14%	$470,466	$1,910	0.41%	$73,834	$4,404	5.96%
Taxable investment securities (1)	5,131,473	85,633	1.67	5,038,547	106,266	2.11	5,296,830	126,101	2.38
Tax-exempt investment securities (1) (2)	1,091,130	37,408	3.43	1,132,307	40,121	3.54	1,121,026	40,155	3.58
Loans held for sale	227,181	8,276	3.64	212,328	9,817	4.62	102,344	5,386	5.26
Loans and leases (2) (3)	25,075,559	880,609	3.51	25,211,191	984,662	3.91	22,776,639	1,085,094	4.76
Total interest-earning assets (2)	34,248,836	1,015,658	2.97	32,064,839	1,142,776	3.56	29,370,673	1,261,140	4.29
Cash and due from banks	386,648			359,936			382,144
Allowance for credit losses	(363,462)			(350,309)			(191,171)
Premises and equipment	338,644			336,117			330,920
Other assets	3,992,426			4,196,847			3,958,197
Total assets	$38,603,092			$36,607,430			$33,850,763
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,866,846	18,676	0.13	$12,161,766	57,224	0.47	$10,123,701	104,236	1.03
Savings	3,442,809	664	0.02	2,890,440	2,822	0.10	2,532,456	8,535	0.34
Certificates and other time	3,208,586	27,875	0.87	4,261,738	72,825	1.71	5,268,208	103,852	1.97
Total interest-bearing deposits	20,518,241	47,215	0.23	19,313,944	132,871	0.69	17,924,365	216,623	1.21
Short-term borrowings	1,660,070	26,675	1.61	2,515,558	38,504	1.53	3,551,135	79,990	2.24
Long-term borrowings	924,090	24,344	2.63	1,473,708	36,849	2.50	1,108,135	33,167	2.99
Total interest-bearing liabilities	23,102,401	98,234	0.43	23,303,210	208,224	0.89	22,583,635	329,780	1.46
Non-interest-bearing demand	10,090,117			8,004,557			6,128,196
Total deposits and borrowings	33,192,518		0.30	31,307,767		0.66	28,711,831		1.15
Other liabilities	377,386			395,363			381,467
Total liabilities	33,569,904			31,703,130			29,093,298
Stockholders’ equity	5,033,188			4,904,300			4,757,465
Total liabilities and stockholders’ equity	$38,603,092			$36,607,430			$33,850,763
Net interest-earning assets	$11,146,435			$8,761,629			$6,787,038
Net interest income (FTE) (2)		917,424			934,552			931,360
Tax-equivalent adjustment		(10,948)			(12,470)			(14,121)
Net interest income		$906,476			$922,082			$917,239
Net interest spread			2.54%			2.67%			2.83%
Net interest margin (2)			2.68%			2.91%			3.17%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) of $917.4 million for 2021 decreased $17.1 million, or 1.8%, from $934.6 million for 2020 as the low interest rate environment impacted earning asset yields. Average interest-earning assets of $34.2 billion increased $2.2 billion, or 6.8% from 2020, which included $3.6 billion of PPP loan originations since program inception in the second quarter of 2020, $3.3 billion in total PPP loan forgiveness and a $2.3 billion increase in average cash balances largely due to the continued impact from government stimulus and PPP activity. The growth in average earning assets was offset by the repricing impact on earning asset yields from lower interest rates, mitigated by the improved funding mix with reductions in higher-cost borrowings and the cost of interest-bearing deposits. Average interest-bearing liabilities of $23.1 billion decreased $200.8 million, or 0.9%, from 2020, driven by a decrease in average borrowings of $1.4 billion, partially offset by an increase of $1.2 billion in average interest-bearing deposits which included deposits for PPP funding and government stimulus activities, organic growth in new and existing customer relationships, as well as recent customer preferences to maintain larger deposit account balances than before the pandemic. Our net interest margin FTE (non-GAAP) was 2.68% for 2021, compared to 2.91% for 2020, as the yield on earning assets decreased 59 basis points to 2.97%, primarily reflecting the impact of reductions in short-term benchmark interest rates on variable-rate loans, significantly lower yields on investment securities and the effect of higher average cash balances on the mix of earning assets. Partially offsetting the lower earning asset yields, the total cost of funds improved 36 basis points to 0.30%, due to a 46 basis point reduction in interest-bearing deposit costs and an improved funding mix, as average non-interest-bearing deposits increased $2.1 billion, or 26.1%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 5

	2021 vs 2020			2020 vs 2019
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$3,087	$(1,265)	$1,822	$1,608	$(4,102)	$(2,494)
Securities (2)	1,405	(24,751)	(23,346)	(7,809)	(12,060)	(19,869)
Loans held for sale	1,433	(2,974)	(1,541)	3,246	1,185	4,431
Loans and leases (2)	(13,799)	(90,254)	(104,053)	103,916	(204,348)	(100,432)
Total interest income (2)	(7,874)	(119,244)	(127,118)	100,961	(219,325)	(118,364)
Interest Expense (1)
Deposits:
Interest-bearing demand	2,576	(41,124)	(38,548)	12,858	(59,870)	(47,012)
Savings	94	(2,252)	(2,158)	652	(6,365)	(5,713)
Certificates and other time	(11,465)	(33,485)	(44,950)	(18,803)	(12,224)	(31,027)
Short-term borrowings	(12,380)	551	(11,829)	(22,010)	(19,476)	(41,486)
Long-term borrowings	(13,558)	1,053	(12,505)	8,872	(5,190)	3,682
Total interest expense	(34,733)	(75,257)	(109,990)	(18,431)	(103,125)	(121,556)
Net change (2)	$26,859	$(43,987)	$(17,128)	$119,392	$(116,200)	$3,192
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
Interest income on an FTE basis (non-GAAP) of $1.0 billion for 2021, decreased $127.1 million or 11.1% from 2020, resulting in part, from the 42 basis point decline in average 1-month LIBOR in 2021 compared to 2020, partially offset by an increase in interest-earning assets of $2.2 billion. The increase in interest-earning assets was primarily driven by an increase in average cash balances of $2.3 billion, partially offset by a $135.6 million, or 0.5%, decrease in average total loans due to PPP loan forgiveness and the sale of $0.5 billion of indirect auto installment loans in November 2020. Average commercial loan growth totaled $167.3 million, or 1.0%, including growth of $171.4 million, or 1.8%, in commercial real estate and a decline of $50.3 million, or 0.8%, in commercial and industrial loans entirely from PPP loan forgiveness. Commercial loan growth was led by healthy origination activity in the Pittsburgh, Harrisburg and Carolina markets. Average consumer loans declined by $302.9 million, or 3.6%, with an increase direct installment balances of $215.3 million, or 11.2%, and residential mortgage loans of $8.2 million, or 0.2%, offset by decreases in indirect auto installment loans of $412.8 million, or 25.3%, due to the sale of $0.5 billion of indirect auto loans in November 2020, as well as a decrease in consumer lines of credit of $113.6 million, or 8.2%. Excluding PPP loans, period-end total loans and leases increased $1.3 billion, or 5.7%, including growth of $817.2 million, or 5.3%, in commercial loans and leases and $514.7 million, or 6.4%, in consumer loans. Additionally, average securities increased $51.7 million, or 0.8%, as a result of management's strategy to deploy excess liquidity into higher yielding investments. The yield on average interest-earning assets (non-GAAP) decreased 59 basis points to 2.97% for 2021, compared to 3.56% for 2020, reflecting the impact of significant reductions in the short-term benchmark interest rates on variable-rate loans, significantly lower yields on investment securities and the effect of higher average cash balances on the mix of earning assets.
Interest expense of $98.2 million for 2021 decreased $110.0 million, or 52.8%, from 2020 primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits. Average interest-bearing deposits increased $1.2 billion, or 6.2%, which reflects the benefit of solid organic growth in customer relationships, as well as deposits for PPP funding and government stimulus activities. Average time deposits had a managed decline of $1.1 billion, or 24.7%, as customer preferences shifted to more liquid accounts. Average long-term borrowings decreased $549.6 million, or 37.3%, primarily due to a decrease of $582.5 million in long-term FHLB borrowings, partially offset by an increase of $44.5 million in senior debt. The rate paid on interest-bearing liabilities decreased 46 basis points to 0.43% for 2021, compared to 0.89% for 2020, due to the interest rate actions taken by the FOMC and our actions taken to reduce the cost of interest-bearing liabilities given the low interest rate environment and strong growth in non-interest-bearing deposits.

Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb probable life-of-loan losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs for the years 2019 through 2021:
TABLE 6

			2021 vs 2020			2020 vs 2019
(dollars in thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Provision for credit losses (on loans and leases)	$(4,853)	$121,756	$(126,609)	(104.0)%	$44,561	$77,195	173.2%
Provision for unfunded loan commitments	5,472	1,046	4,426	423.1	—	1,046	n/m
Provision for credit losses	$619	$122,802	$(122,183)	(99.5)%	$44,561	$78,241	175.6%
Net loan charge-offs	$13,949	$59,808	$(45,859)	(76.7)%	$28,334	$31,474	111.1%
Net loan charge-offs / total average loans and leases	0.06%	0.24%			0.12%
n/m - not meaningful
Provision for credit losses of $0.6 million during 2021 decreased $122.2 million from 2020. The 2021 provision for credit losses is comprised of a $4.9 million net benefit on provision for loans and leases outstanding and a $5.5 million provision for unfunded loan commitments. The decrease reflects favorable asset quality trends across all loan portfolio credit metrics in 2021 and COVID-19 impacts on certain segments of the loan portfolio in 2020, as well as the improving macroeconomic forecasts in 2021. The increase for the provision for unfunded loan commitments was partially driven by new commercial and industrial revolving loan commitments with only a moderate increase in utilization levels compared to 2020, in addition to new commercial real estate construction projects that have yet to draw or were minimally drawn on at December 31, 2021. Net charge-offs of $13.9 million for 2021 decreased $45.9 million from 2020, reflecting COVID-19 impacts on certain segments of the loan portfolio in 2020. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the years 2019 through 2021 is presented in the following table:
TABLE 7

			2021 vs 2020			2020 vs 2019
(dollars in thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Service charges	$121,735	$108,146	$13,589	12.6%	$124,285	$(16,139)	(13.0)%
Trust services	37,370	31,249	6,121	19.6	27,885	3,364	12.1
Insurance commissions and fees	25,522	24,212	1,310	5.4	20,463	3,749	18.3
Securities commissions and fees	22,207	17,441	4,766	27.3	17,088	353	2.1
Capital markets income	36,812	39,337	(2,525)	(6.4)	33,224	6,113	18.4
Mortgage banking operations	37,355	49,665	(12,310)	(24.8)	31,689	17,976	56.7
Dividends on non-marketable equity securities	8,588	13,736	(5,148)	(37.5)	18,641	(4,905)	(26.3)
Bank owned life insurance	14,866	13,835	1,031	7.5	11,794	2,041	17.3
Net securities gains	193	282	(89)	(31.6)	70	212	302.9
Loss on debt extinguishment	—	(16,655)	16,655	—	—	(16,655)	—
Other	25,771	13,308	12,463	93.7	9,127	4,181	45.8
Total non-interest income	$330,419	$294,556	$35,863	12.2%	$294,266	$290	0.1%
Total non-interest income of $330.4 million for 2021 increased $35.9 million, or 12.2%, from $294.6 million in 2020. On an operating basis, non-interest income increased $20.3 million, or 6.5%, when excluding significant items impacting earnings of $15.6 million in 2020. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges on loans and deposits of $121.7 million for 2021 increased $13.6 million, or 12.6%, from $108.1 million in 2020, primarily reflecting reduced customer activity in 2020 due to the pandemic. Additionally, we recorded service charge refunds of $3.8 million in 2020.
Trust services of $37.4 million for 2021 increased $6.1 million, or 19.6%, from the same period of 2020, primarily driven by strong organic revenue production and the market value of assets under management increasing $1.1 billion, or 15.2%, to $8.2 billion at December 31, 2021.
Insurance commissions and fees of $25.5 million for 2021 increased $1.3 million, or 5.4%, from $24.2 million in 2020, primarily from organic revenue growth across our footprint.
Securities commissions and fees of $22.2 million for 2021 increased $4.8 million, or 27.3% from $17.4 million in 2020, due to strong activity levels across the footprint, largely impacted by reduced COVID-19 restrictions.
Capital markets income of $36.8 million for 2021 decreased $2.5 million, or 6.4%, from $39.3 million for 2020, due to lower customer swap activity compared to the record levels in the beginning of 2020 given heightened volatility in interest rates last year.
Mortgage banking operations income of $37.4 million for 2021 decreased $12.3 million, or 24.8%, from $49.7 million for 2020, as secondary market revenue and mortgage held-for-sale pipelines declined from significantly elevated levels in 2020. During 2021, we sold $1.8 billion of residential mortgage loans, an increase of 5.3% compared to $1.7 billion for 2020, however margins on sold production have normalized from the significantly elevated levels in 2020. During 2021, we also recognized a $4.8 million favorable interest-rate related valuation adjustment on MSRs, compared to a $5.8 million unfavorable adjustment in 2020.
Dividends on non-marketable equity securities of $8.6 million for 2021 decreased $5.1 million, or 37.5%, from $13.7 million for 2020, primarily due to a decrease in the FHLB dividend rate and lower levels of FHLB borrowings given the strong growth in deposits.

Income from BOLI of $14.9 million for 2021 increased $1.0 million, or 7.5%, from $13.8 million in 2020, primarily due to life insurance claims.
The early termination of $490.0 million in higher-rate long-term FHLB borrowings resulted in a loss on debt extinguishment of $16.7 million in 2020.

Other non-interest income was $25.8 million and $13.3 million for 2021 and 2020, respectively, reflecting higher contributions from SBA premium income and improved SBIC fund performance, as well as a $2.2 million recovery on a previously written-off asset in 2021. In 2020, we recorded a $13.8 million gain on the sale of all of FNBPA's Visa Class B shares, partially offset by $9.0 million in hedge termination costs associated with the early termination of certain higher-rate FHLB borrowings.
The following table presents non-interest income excluding significant items impacting earnings:
TABLE 8

			$	%
(dollars in thousands)	2021	2020	Change	Change
Total non-interest income, as reported	$330,419	$294,556	$35,863	12.2%
Significant items:
Gain on sale of Visa class B stock	—	(13,818)	13,818
Loss on FHLB debt extinguishment and related hedge terminations	—	25,611	(25,611)
Service charge refunds	—	3,780	(3,780)
Total non-interest income, excluding significant items (1)	$330,419	$310,129	$20,290	6.5%
(1) Non-GAAP

Non-Interest Expense
The breakdown of non-interest expense for the years 2019 through 2021 is presented in the following table:
TABLE 9

			2021 vs 2020			2020 vs 2019
(dollars in thousands)	2021	2020	$ Change	% Change	2019	$ Change	% Change
Salaries and employee benefits	$418,328	$405,529	$12,799	3.2%	$375,084	$30,445	8.1%
Net occupancy	58,368	71,166	(12,798)	(18.0)	58,416	12,750	21.8
Equipment	69,973	65,312	4,661	7.1	61,903	3,409	5.5
Amortization of intangibles	12,117	13,362	(1,245)	(9.3)	14,167	(805)	(5.7)
Outside services	70,553	69,258	1,295	1.9	64,006	5,252	8.2
Marketing	14,320	12,559	1,761	14.0	13,066	(507)	(3.9)
FDIC insurance	17,881	20,073	(2,192)	(10.9)	23,294	(3,221)	(13.8)
Bank shares and franchise taxes	12,629	14,376	(1,747)	(12.2)	12,493	1,883	15.1
Merger-related	1,764	—	1,764	—	—	—	—
Other	57,235	78,714	(21,479)	(27.3)	73,699	5,015	6.8
Total non-interest expense	$733,168	$750,349	$(17,181)	(2.3)%	$696,128	$54,221	7.8%
Total non-interest expense of $733.2 million for 2021 decreased $17.2 million, or 2.3%, from $750.3 million in 2020. Excluding significant items totaling $4.4 million in 2021 and $30.0 million in 2020, operating non-interest expense was well-controlled and increased $8.4 million, or 1.2%. The variances in significant individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $418.3 million for 2021 increased $12.8 million, or 3.2%, from $405.5 million in 2020, primarily related to normal merit increases and higher production and performance-related commissions and incentives corresponding to strong production levels from mortgage banking and our fee-based businesses. We also recorded branch consolidation costs of $1.4 million in 2020. Additionally, we recorded $3.1 million relating to COVID-19 expenses in 2020. Our total full-time equivalent employees were 3,884 and 4,077 at December 31, 2021 and 2020, respectively.
Net occupancy and equipment expense of $128.3 million for 2021 decreased $8.1 million, or 6.0%, from $136.5 million in 2020, primarily due to branch consolidation costs of $2.1 million for 2021 and $15.7 million in 2020. On an operating basis, net occupancy and equipment expense was $126.2 million for 2021 and $120.8 million for 2020, an increase of $5.5 million, or 4.5%, primarily due to expansion in key regions such as the Mid-Atlantic and South Carolina, and continued investment in digital technology during 2021.
Outside services expense of $70.6 million for 2021 increased $1.3 million, or 1.9%, from $69.3 million in 2020, due to various minor increases related to third-party technology providers and other consulting engagements.
Marketing expense of $14.3 million for 2021 increased $1.8 million, or 14.0%, from $12.6 million in 2020, as a result of fewer marketing campaigns in 2020 due to the pandemic.
FDIC insurance expense of $17.9 million for 2021 decreased $2.2 million, or 10.9%, from 2020, primarily from a lower FDIC assessment rate due to increased subordinated debt at FNBPA and improved liquidity metrics.
Bank shares and franchise taxes expense of $12.6 million for 2021 decreased $1.7 million, or 12.2%, from $14.4 million in 2020, due to the recognition of state tax credits in 2021.
We recorded $1.8 million in merger-related costs in 2021 related to the Howard acquisition.

Other non-interest expense was $57.2 million and $78.7 million for 2021 and 2020, respectively. During 2021 and 2020, we recorded approximately $0.5 million and $2.1 million, respectively, in branch consolidation costs in other non-interest expense. In 2021, we recorded $2.2 million related to a mortgage recourse reserve release and in 2020, we recorded an impairment charge of $4.1 million from renewable energy investment tax credit transactions. The related renewable energy investment tax credits were recognized as a benefit to income taxes in 2020. Also during 2020, we recorded $6.8 million in COVID-19 related expenses.
The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 10

			$	%
(dollars in thousands)	2021(2)	2020	Change	Change
Total non-interest expense, as reported	$733,168	$750,349	$(17,181)	(2.3)%
Significant items:
Branch consolidations	(2,644)	(18,745)	16,101
COVID-19 expense	—	(11,276)	11,276
Merger-related	(1,764)	—	(1,764)
Total non-interest expense, excluding significant items (1)	$728,760	$720,328	$8,432	1.2%
(1) Non-GAAP
(2) COVID-19 expenses not deemed to be a significant item impacting earnings in 2021.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

Year ended December 31	2021	2020	2019
(dollars in thousands)
Income tax expense	$98,496	$57,485	$83,567
Effective tax rate	19.6%	16.7%	17.7%
Statutory federal tax rate	21.0%	21.0%	21.0%
Our income tax expense for 2021 increased $41.0 million, or 71.3% from 2020. The effective tax rate was 19.6% for 2021, compared to 16.7% for 2020, primarily resulting from higher pre-tax earnings in 2021 and the recording of renewable energy investment tax credits in 2020. Effective tax rates are lower than the 21% federal statutory rate due to the tax benefits resulting from renewable energy investment and historic tax credits, tax-exempt income on investments and loans and income from BOLI.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Refer to the MD&A in our 2020 Annual Report on Form 10-K filed with the SEC on February 25, 2021 for a comparison of the years ended 2020 versus 2019.
FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 12

December 31	2021	2020	$ Change	% Change
(dollars in millions)
Assets
Cash and cash equivalents	$3,493	$1,383	$2,110	152.6%
Securities	6,889	6,331	558	8.8
Loans held for sale	295	154	141	91.6
Loans and leases, net	24,624	25,096	(472)	(1.9)
Goodwill and other intangibles	2,304	2,316	(12)	(0.5)
Other assets	1,908	2,074	(166)	(8.0)
Total Assets	$39,513	$37,354	$2,159	5.8%
Liabilities and Stockholders’ Equity
Deposits	$31,726	$29,122	$2,604	8.9%
Borrowings	2,218	2,899	(681)	(23.5)
Other liabilities	419	374	45	12.0
Total Liabilities	34,363	32,395	1,968	6.1
Stockholders’ Equity	5,150	4,959	191	3.9
Total Liabilities and Stockholders’ Equity	$39,513	$37,354	$2,159	5.8%
Cash and cash equivalents increased in 2021 primarily due to deposit growth of $2.6 billion from continued customer expansion in our footprint and government stimulus programs including PPP.

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
Paycheck Protection Program
The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCE Act) was signed into law on April 24, 2020. The PPP/HCE Act authorized an additional $320 billion of funding for PPP loans. Since the inception of the PPP, we originated $3.6 billion of PPP loans, including $1.0 billion during 2021, of which $336.6 million is outstanding as of December 31, 2021, net of unamortized net deferred fees of $10.1 million, which are included in the commercial and industrial category. During 2021, $3.3 billion of PPP loan balances were forgiven by the SBA.

PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. Loans closed prior to June 5, 2020, carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. Payments are deferred until after a forgiveness determination is made, if submitted within ten months of the end of the loan forgiveness covered period. The loans are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. The SBA pays the originating bank a processing fee ranging from 1% to 5%, based on the size of the loan. This fee is recognized in interest income over the contractual life of the loan under the effective yield method, adjusted for expected prepayments on these pools of homogenous loans. We expect most of the remaining net deferred fees to be recognized by June 30, 2022 based on expected loan forgiveness activity. On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (PPP Flexibility Act) which extended the term for new PPP loans to 5 years and permitted a lender to extend a 2-year PPP loan up to a 5-year term by mutual agreement of the lender and borrower. The PPP Flexibility Act also gives the borrower the option of 24 weeks to distribute the funds, and a borrower can remain eligible for loan forgiveness by using at least 60% of the funds for payroll costs. The SBA announced that lenders will have 60 days to review PPP loan forgiveness applications and that the SBA will remit the forgiveness payments within 90 days of receipt of approved forgiveness applications.

Following is a summary of loans and leases:

TABLE 13

December 31	2021	2020	$ Change	% Change
(in millions)
Commercial real estate	$9,899	$9,731	$168	1.7%
Commercial and industrial	5,977	7,214	(1,237)	(17.1)%
Commercial leases	495	485	10	2.1%
Other	94	40	54	135.0%
Total commercial loans and leases	16,465	17,470	(1,005)	(5.8)%
Direct installment	2,376	2,020	356	17.6%
Residential mortgages	3,654	3,433	221	6.4%
Indirect installment	1,227	1,218	9	0.7%
Consumer lines of credit	1,246	1,318	(72)	(5.5)%
Total consumer loans	8,503	7,989	514	6.4%
Total loans and leases	$24,968	$25,459	$(491)	(1.9)%
The commercial and industrial category includes PPP loans totaling $336.6 million and $2.2 billion at December 31, 2021 and December 31, 2020, respectively.
Additional information relating to originated loans and loans acquired in a business combination is provided in Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Total loans and leases decreased $489.9 million, or 1.9%, to $25.0 billion at December 31, 2021, compared to $25.5 billion at December 31, 2020, reflecting a commercial loan decline of $1.0 billion or 5.8%, and an increase in consumer loans of $514.7 million or 6.4%. Excluding PPP, total loans and leases increased $1.3 billion, or 5.7%, as commercial loans increased $817.2 million, or 5.3%, and consumer loans increased $514.7 million, or 6.4%. Since the inception of the PPP, we originated $3.6 billion of PPP loans, including $1.0 billion during 2021, with $336.6 million outstanding as of December 31, 2021.
As of December 31, 2021, 28.8% of the commercial real estate loans were owner-occupied, while the remaining 71.2% were non-owner-occupied, compared to 28.1% and 71.9%, respectively, as of December 31, 2020. As of December 31, 2021 and 2020, we had commercial construction loans of $1.7 billion at each respective date representing 6.9% and 6.8% of total loans and leases, respectively. Additionally, as of December 31, 2021 and 2020, we had residential construction loans of $300.6 million and $191.5 million, respectively, representing 1.2% and 0.8% of total loans and leases, respectively. The increase in construction loans reflects the continued shortage of existing homes available for sale relative to strong homebuying demand.
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is consistent with our risk appetite and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2021 and 2020, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Following is a summary of the maturity distribution of certain loan categories with fixed and floating interest rates as of December 31, 2021:
TABLE 14

(in millions)	Within 1 Year	1-5 Years	Over 5 Years Through 15 years	After 15 Years	Total
Commercial loans and leases	$2,674	$7,816	$5,227	$748	$16,465
Residential mortgages	11	52	399	3,192	3,654
Total	$2,685	$7,868	$5,626	$3,940	$20,119
Interest rates for loans with maturities over one year:
Fixed		$2,403	$1,232	$2,298	$5,933
Floating		5,465	4,394	1,642	11,501
For additional information relating to lending activity, see Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. For additional information on repricing of floating interest rates, see the Market Risk section of MD&A, which is included in Item 7 of this Report.
Non-Performing Assets
Non-performing loans include non-accrual loans and non-performing TDRs. Past due loans are reviewed monthly to identify loans for non-accrual status. We place a loan on non-accrual status and discontinue interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.
During 2021, non-accrual loans decreased nearly 50% compared to December 31, 2020, representing an $82.4 million reduction. This largely reflects the actions we took in late 2020 to better position our loan portfolio, at which time we proactively took risk off the table during a challenging macroeconomic environment. Examples of actions we took included an indirect auto loan sale of $0.5 billion and exiting of commercial loans in COVID-19 sensitive industries, primarily within the hotel and lodging sector.

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
During the first half of 2020, we saw significant macroeconomic changes due to the COVID-19 pandemic. Stay-at-home orders and non-essential business closures in many of our markets temporarily suspended the income generation of some of our borrowers. Government stimulus and support programs generated through the CARES Act, such as the PPP, began to assist our borrowers through the difficult financial disruptions. We continued to offer these programs during the pandemic. We offered short-term modifications to our customers to assist them through this period. We had over 15,000 customers take advantage of our deferral programs.
The loan deferral programs can be extended on an individual basis. Total deferrals at December 31, 2021 were approximately $21 million, or less than one percent, of total loans and leases (excluding PPP loans) as of December 31, 2021, down from approximately $397 million, or 1.7%, of total loans and leases (excluding PPP loans) on deferral as of December 31, 2020 and $2.4 billion as of June 30, 2020, the highest point during the pandemic.
As long as the borrower was not experiencing financial difficulties immediately prior to COVID-19, short-term modifications, such as principal and interest deferments, are not required to be included in TDRs. These modifications will be closely monitored for any future deterioration and included in the non-performing tables as the probability of collection deteriorates.
Following is a summary of non-performing loans and leases, by class:
TABLE 15

December 31	2021	2020	$ Change	% Change
(in millions)
Commercial real estate	$48	$85	$(37)	(43.5)%
Commercial and industrial	15	44	(29)	(65.9)%
Commercial leases	1	2	(1)	(50.0)%
Other	—	1	(1)	(100.0)%
Total commercial loans and leases	64	132	(68)	(51.5)%
Direct installment	7	11	(4)	(36.4)%
Residential mortgages	10	18	(8)	(44.4)%
Indirect installment	2	2	—	—%
Consumer lines of credit	5	7	(2)	(28.6)%
Total consumer loans	24	38	(14)	(36.8)%
Total non-performing loans and leases	$88	$170	$(82)	(48.2)%

Following is a summary of non-performing assets:
TABLE 16

December 31	2021	2020
(dollars in millions)
Non-accrual loans	$88	$170
Troubled debt restructurings	—	—
Total non-performing loans and leases	88	170
Other real estate owned	8	10
Total non-performing assets	$96	$181
Non-performing loans / total loans and leases	0.35%	0.67%
Non-performing loans + OREO / total loans and leases + OREO	0.39%	0.71%
Non-performing assets / total assets	0.24%	0.48%
After the adoption of CECL on January 1, 2020, all non-accrual loans and TDRs are included in non-accrual loans in the above table.
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

Following is a summary of accruing and non-accrual TDRs, by class:
TABLE 17

(in millions)	Accruing	Non-Accrual	Total
December 31, 2021
Commercial real estate	$6	$21	$27
Commercial and industrial	—	1	1
Total commercial loans	6	22	28
Direct installment	21	4	25
Residential mortgages	27	5	32
Consumer lines of credit	6	1	7
Total consumer loans	54	10	64
Total TDRs	$60	$32	$92
December 31, 2020
Commercial real estate	$4	$18	$22
Commercial and industrial	1	3	4
Total commercial loans	5	21	26
Direct installment	23	4	27
Residential mortgages	24	7	31
Consumer lines of credit	6	1	7
Total consumer loans	53	12	65
Total TDRs	$58	$33	$91
Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

TABLE 18

December 31	2021	2020
(dollars in millions)
Total loans and leases 90 days or more past due	$6	$16
As a percentage of total loans and leases	0.02%	0.06%
Prior to the adoption of CECL on January 1, 2020, loans acquired in a business combination that were 90 days or more past due were considered to be accruing since we could reasonably estimate future cash flows and we expected to fully collect the carrying value of these loans.
Following is a table showing the amounts of contractual interest income and actual interest income related to non-performing loans:
TABLE 19

December 31	2021	2020	2019
(in millions)
Gross interest income:
Per contractual terms	$9	$13	$13
Recorded during the year	—	—	—

Allowance for Credit Losses on Loans and Leases
On January 1, 2020, we adopted CECL which changed how we calculate the ACL as more fully described in Note 1 to the Notes to Consolidated Financial Statements. The CECL model takes into consideration the expected credit losses over the life of the loan at the time the loan is originated, compared to the incurred loss model under the prior standard. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through the cycle default mean calculated using an expanded period to include a prior recessionary period.
COVID-19 Impacts on the ACL
Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario from the first quarter of 2020 through the third quarter of 2020 for ACL modeling purposes. At December 31, 2020 and December 31, 2021, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. For our ACL calculation at December 31, 2021, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historic levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2020 included, but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period. While we have not changed our ACL modeling methodology, we continually assess our key macroeconomic variables and their correlation to our historical and expected portfolio performance. Beginning with the third quarter of 2021, we changed certain macroeconomic variables used for ACL modeling purposes as the new variables better correlate to our historical performance over the economic cycles.
Following is a summary of certain ratios related to the ACL and loans and leases:

TABLE 20

Year Ended December 31	2021	2020
(dollars in millions)
Net loan charge-offs by category to average loans:
Commercial real estate	0.01%	0.10%
Commercial and industrial	0.04	0.10
Other commercial	—	0.01
Indirect installment	0.01	0.02
Consumer lines of credit	—	0.01
Net loan charge-offs/average loans	0.06%	0.24%
Allowance for credit losses/total loans and leases	1.38%	1.43%
Allowance for credit losses/non-performing loans	391.25%	212.64%

Following is a summary of changes in the AULC by portfolio segment:
TABLE 21

Year Ended December 31	2021	2020
(in millions)
Balance at beginning of period	$14	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	5	1
Consumer portfolio	—	—
ASC 326 adoption impact:
Commercial portfolio	—	8
Consumer portfolio	—	2
Balance at end of period	$19	$14
The ACL on loans and leases of $344.3 million at December 31, 2021 decreased $18.8 million, or 5.2%, from December 31, 2020 due to the improving macroeconomic environment and positive credit quality trends. Our ending ACL coverage ratio at December 31, 2021 was 1.38%, compared to 1.43% at December 31, 2020. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio equaled 1.40% at December 31, 2021 and 1.56% at December 31, 2020, directionally consistent with improved credit metrics. Total provision for credit losses during 2021 was $0.6 million. Net charge-offs were $13.9 million, or 0.06%, of total average loans, compared to $59.8 million, or 0.24%, in 2020, reflecting COVID-19 impacts on certain segments of the loan portfolio in 2020. The ACL as a percentage of non-performing loans for the total portfolio increased from 213% as of December 31, 2020 to 392% as of December 31, 2021 following the decrease in non-performing loans during the quarter, while the total ACL decreased $18.8 million, as noted above.
The ACL on loans and leases of $363.1 million at December 31, 2020 increased $167.2 million or 85.4% from December 31, 2019, primarily due to the adoption of CECL, as discussed above, combined with qualitative adjustments, such as economic modeling uncertainty given the COVID-19 related environment and loan deferral activity as prescribed in the CARES Act and by the banking regulators. The ratio of the ACL to total loans and leases was 1.43% and 0.84% at December 31, 2020 and 2019, respectively, with the 2020 figure reflecting the adoption of CECL and COVID-19 impacts. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loans and leases ratio equaled 1.56% at December 31, 2020. The provision for credit losses during 2020 was $122.8 million, which reflected COVID-19 related macroeconomic impacts and life-of-loan CECL reserving requirements in 2020. Net charge-offs totaled $59.8 million or 0.24% of total average loans, compared to $28.3 million or 0.12% in 2019, reflecting COVID-19 impacts on certain segments of the loan portfolio.
The provision for credit losses during 2019 was $44.6 million, which covered net charge-offs and supported organic loan growth.

Following is a summary of the allocation of the ACL and the percentage of loans in each category to total loans:
TABLE 22

December 31	2021		2020
(dollars in millions)	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$157	40%	$181	38%
Commercial and industrial	87	24	81	29
Commercial leases	15	2	17	2
Other	3	—	1	—
Commercial loans and leases	261	66	280	69
Direct installment	26	9	26	8
Residential mortgages	33	15	34	13
Indirect installment	14	5	11	5
Consumer lines of credit	10	5	12	5
Consumer loans	83	34	83	31
Total	$344	100%	$363	100%
With the adoption of CECL on January 1, 2020, we no longer separately reflect an ACL on loans acquired in a business combination. The ACL on those loans are reflected in their respective loan categories.
During 2021, the ACL allocated to commercial real estate decreased primarily due to the improving macroeconomic environment and positive credit quality trends for this portfolio.
During 2020, the ACL allocated to commercial real estate and commercial and industrial loans increased primarily due to the impacts of CECL and adverse macroeconomic conditions, as previously discussed, and also to support loan growth.

Investment Activity
Investment activities serve to generate net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities HTM and carried at amortized cost. All other securities are categorized as securities AFS and are recorded at fair value. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit loss at least quarterly. Management has determined that no credit loss exists on securities AFS. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as AFS are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity. A change in the value of securities HTM could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers. A CECL methodology is applied to securities HTM. As of December 31, 2021, a CECL reserve of $0.05 million was recorded.
As of December 31, 2021, debt securities classified as AFS and HTM totaled $3.4 billion and $3.5 billion, respectively. During 2021, debt securities AFS decreased by $37.5 million and debt securities HTM increased by $595.8 million from December 31, 2020. As of December 31, 2021 and 2020, we did not hold any trading securities.

The following table indicates the respective contractual maturities and weighted-average yields of debt securities HTM, shown at amortized cost, as of December 31, 2021:
TABLE 23

(dollars in millions)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after five years but within ten years	$1	5.25%
Obligations of U.S. government agencies:
Maturing after ten years	1	2.35
States of the U.S. and political subdivisions:
Maturing within one year	1	2.31
Maturing after one year but within five years	21	2.38
Maturing after five years but within ten years	141	2.92
Maturing after ten years	854	3.64
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,191	1.62
Agency collateralized mortgage obligations	930	1.52
Commercial mortgage-backed securities	323	1.95
Total	$3,463	2.18%
The weighted average yields for tax-exempt debt securities are computed on an FTE basis using the federal statutory tax rate of 21.0%.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 24

December 31	2021	2020	$ Change	% Change
(in millions)
Securities Available for Sale:
U.S. Treasury	$205	$600	$(395)	(65.8)%
U.S. government agencies	154	172	(18)	(10.5)
U.S. government-sponsored entities	194	160	34	21.3
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,342	959	383	39.9
Agency collateralized mortgage obligations	1,192	1,094	98	9.0
Commercial mortgage-backed securities	294	361	(67)	(18.6)
States of the U.S. and political subdivisions	33	32	1	3.1
Other debt securities	2	2	—	—
Total debt securities available for sale	$3,416	$3,380	$36	1.1%
Debt Securities Held to Maturity:
U.S. Treasury	$1	$1	$—	—%
U.S. government agencies	1	1	—	—
U.S. government-sponsored entities	—	120	(120)	(100.0)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,191	769	422	54.9
Agency collateralized mortgage obligations	930	562	368	65.5
Commercial mortgage-backed securities	323	307	16	5.2
States of the U.S. and political subdivisions	1,017	1,108	(91)	(8.2)
Total debt securities held to maturity	$3,463	$2,868	$595	20.7%
The increase in U.S. Treasury securities in 2020 is a result of our strategic reduction in other investment categories, as reinvestment opportunities were less attractive in the low interest rate environment. For additional information relating to investment activity, see Note 3, “Securities” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 25

December 31	2021	2020	$ Change	% Change
(in millions)
Non-interest-bearing demand	$10,789	$9,042	$1,747	19.3%
Interest-bearing demand	14,409	13,157	1,252	9.5
Savings	3,669	3,261	408	12.5
Certificates and other time deposits	2,859	3,662	(803)	(21.9)
Total deposits	$31,726	$29,122	$2,604	8.9%

Total deposits increased $2.6 billion, or 8.9%, from December 31, 2020, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances due to an expansion of customer relationships and higher customer balances, which were aided by inflows from the PPP and government stimulus activity. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products, and maintained larger deposit account balances than before the pandemic. The deposit growth helped us eliminate overnight borrowings and reduce higher-cost short-term FHLB borrowings and their related swaps.
Following is a summary of estimated insured and uninsured time deposits in excess of the FDIC insurance limit by remaining maturity at December 31, 2021:

TABLE 26

(in millions)	Insured	Uninsured	Total
Three months or less	$631	$76	$707
Three to six months	529	51	580
Six to twelve months	684	76	760
Over twelve months	722	90	812
Total	$2,566	$293	$2,859

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances and subordinated notes, decreased to $1.5 billion at December 31, 2021 from $1.8 billion at December 31, 2020, primarily due to a $250.0 million decline in short-term FHLB borrowings.
Following is a summary of selected information relating to short-term FHLB borrowings:
TABLE 27

At or for the Year Ended December 31	2021	2020	2019
(dollars in millions)
FHLB Advances (Short-term)
Balance at year-end	$1,030	$1,280	$2,255
Maximum month-end balance	1,280	2,055	2,620
Average balance during year	1,113	1,699	1,797
Weighted average interest rates:
At year-end	2.14%	1.97%	1.90%
During the year	2.13	1.83	2.35
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
On September 23, 2019 we announced that our Board of Directors approved a share repurchase program for the repurchase of up to an aggregate of $150 million of our common stock. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. As of December 31, 2021, we repurchased 7.6 million shares at a weighted average share price of $10.69 for $81.6 million under this repurchase program, with $68.4 million remaining for repurchase.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2021:
TABLE 28

(in millions)	Total
Deposits without a stated maturity	$28,867
Certificates and other time deposits	2,859
Operating leases	170
Long-term borrowings	682
Total	$32,578
The following table sets forth the amount of commitments to extend credit and standby letters of credit as of December 31, 2021:
TABLE 29

(in millions)	Total
Commitments to extend credit	$11,228
Standby letters of credit	194
Total	$11,422
Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Additionally, we can terminate a significant portion of these commitments at our discretion. For additional information relating to commitments to extend credit and standby letters of credit, see Note 16, “Commitments, Credit Risk and Contingencies” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The cash position at December 31, 2021 was $295.4 million, down $84.2 million from December 31, 2020, due primarily to $43.2 million in share repurchases. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.
Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and MCH. The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand.

The LCR and MCH ratios are presented in the following table:
TABLE 30

December 31	2021	2020	Internal Limit
Liquidity coverage ratio	2.4 times	2.7 times	> 1 time
Months of cash on hand	16.9 months	22.2 months	> 12 months
Management has concluded that our cash levels remain appropriate given the current market environment.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities. We have also increased customer deposit relationships due to the success of the PPP. Total deposits were $31.7 billion at December 31, 2021, an increase of $2.6 billion, or 8.9%, from December 31, 2020. Total non-interest-bearing demand deposit accounts grew $1.7 billion, or 19.3%, and interest-bearing demand deposits increased $1.3 billion, or 9.5%. Savings account balances increased $407.6 million, or 12.5%. Time deposits declined $802.9 million, or 21.9%, as customer preferences continued to shift away from longer term certificates of deposit to lower yielding, more liquid products. In addition, customers maintained larger balances in their deposit accounts than before the pandemic. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor in the deposit growth.
As a result of the strong deposit activity, total borrowings were reduced by $681.0 million and our cash balances held at the FRB increased $2.1 billion from year-end 2020 to $3.0 billion at December 31, 2021.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. At December 31, 2021, we have $3.8 billion of cash and salable unpledged government and agency securities to total assets, or 9.8%. This compares to a policy minimum of 3.0%.
The following table presents certain information relating to FNBPA's credit availability and salable unpledged securities:
TABLE 31

December 31	2021	2020
(dollars in millions)
Unused wholesale credit availability	$14,681	$16,434
Unused wholesale credit availability as a % of FNBPA assets	37.2%	44.1%
Salable unpledged government and agency securities	$836	$546
Salable unpledged government and agency securities as a % of FNBPA assets	2.1%	1.5%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	9.8%	3.8%
The decrease in unused wholesale credit availability of $1.8 billion was due to the expiration of the Paycheck Protection Program Liquidity Facility (PPPLF) as the FRB ceased lending money under this program, effective July 30, 2021. We had availability of $2.2 billion at December 31, 2020 and $0 at December 31, 2021. We never borrowed under this facility. Unused funding availability, absent the decline in PPPLF, grew by $405 million. Our strong cash position would also be available to meet our pledging requirements.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2021 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets ratio was 11.3% as of December 31, 2021, compared to 8.2% as of December 31, 2020. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 32

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$766	$1,448	$1,715	$2,998	$6,927
Investments	3,252	270	313	592	4,427
	4,018	1,718	2,028	3,590	11,354
Liabilities
Non-maturity deposits	382	817	1,166	2,143	4,508
Time deposits	241	467	582	763	2,053
Borrowings	110	149	30	57	346
	733	1,433	1,778	2,963	6,907
Period Gap (Assets - Liabilities)	$3,285	$285	$250	$627	$4,447
Cumulative Gap	$3,285	$3,570	$3,820	$4,447
Cumulative Gap to Total Assets	8.3%	9.0%	9.7%	11.3%
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

The following repricing gap analysis as of December 31, 2021 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 33

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$10,696	$2,782	$1,007	$1,638	$16,123
Investments	3,258	274	446	572	4,550
	13,954	3,056	1,453	2,210	20,673
Liabilities
Non-maturity deposits	9,821	—	—	—	9,821
Time deposits	367	466	580	759	2,172
Borrowings	547	606	8	12	1,173
	10,735	1,072	588	771	13,166
Off-balance sheet	(400)	530	—	—	130
Period Gap (assets - liabilities + off-balance sheet)	$2,819	$2,514	$865	$1,439	$7,637
Cumulative Gap	$2,819	$5,333	$6,198	$7,637
Cumulative Gap to Assets	8.0%	15.1%	17.6%	21.6%

The twelve-month cumulative repricing gap to total assets was 21.6% and 19.6% as of December 31, 2021 and 2020, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at December 31, 2021, compared to December 31, 2020, is primarily related to growth in deposits. As mentioned earlier, inflows from PPP and government stimulus checks were a significant factor of growth in non-interest-bearing balances.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of December 31, 2021. Using a static Balance Sheet structure, the measures do not reflect management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 34

December 31,	2021	2020	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	21.6%	17.9%	n/a
+ 200 basis points	14.4	12.0	(5.0)%
+ 100 basis points	7.0	5.9	(5.0)
– 100 basis points	(2.4)	(0.4)	(5.0)
Economic value of equity:
+ 300 basis points	6.6	8.8	(25.0)
+ 200 basis points	5.8	7.1	(15.0)
+ 100 basis points	3.8	4.5	(10.0)
– 100 basis points	(9.5)	(9.4)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 3.6%, or $30.6 million, at December 31, 2021 and 3.2% at December 31, 2020. The corresponding metrics for a minus 100 basis point Rate Ramp are (0.5)% and 0.4% at December 31, 2021 and 2020, respectively. Deposit rate assumptions are floored at zero in the negative scenarios.
The FRB's rapid and large downward interest rate moves in March 2020 as a response to the COVID-19 pandemic lowered all market interest rates, specifically Prime Rate and 1-month LIBOR. Fifty percent of our net loans and leases are indexed to Prime, one-month LIBOR and one-month term SOFR. Our increased cash position related to increased deposits has also been a significant factor in our metrics. Assuming no replacement, the estimated impact of available cash in the +200-shock scenario above accounts for 5.0% of the 14.4% total asset sensitivity. These factors were the primary drivers of the increase in asset sensitivity. In this historically low-rate environment, our strategy is to remain asset sensitive to benefit from future increases in interest rates.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in managing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on deposit products and shorten the average maturity of the certificates of deposit volumes. This continues to be a focus of management. Furthermore, management took advantage of the interest rate environment to reduce borrowing costs. Management has reduced the level of borrowings by $678 million this year. On the lending side, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 61.3% of total net loans and leases as of December 31, 2021 and 56.0% as of December 31, 2020. As of December 31, 2021, the commercial swaps totaled $5.5 billion of notional principal, with $1.5 billion in original notional swap principal originated during 2021. This year, we also executed $1.0 billion in receive fixed/pay floating 1-month LIBOR interest rate swaps with an average life of 3.6-years as a hedge to additional asset sensitivity. For additional information regarding interest rate swaps, see Note 15, “Derivative Instruments and Hedging Activities” in the Notes to the Consolidated Financial Statements in this Report. The investment portfolio is also used, in part, to manage our IRR position.
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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments, which all report to the Chief Risk Officer to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis:
•Enterprise-Wide Risk Management Department - conducts risk and control assessments across all of our business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks enterprise-wide.
•Fraud Risk Department - monitors for internal and external fraud risk across all of our business and operational units.
•Loan Review Department - conducts independent testing of our loan risk ratings to ensure their accuracy, which is instrumental to calculating our ACL.
•Model Risk Management Department - oversees validation and testing of all models used in managing risk across our company.
•Third-Party Risk Management Department - ensures effective risk management and oversight of third-party relationships throughout the vendor life cycle.
•Anti-Money Laundering and Bank Secrecy Act Department - monitors for compliance with money laundering risk and associated regulatory compliance requirements.
•Community Reinvestment Department - monitors for compliance with the requirements of the CRA.
•Appraisal Review Department - facilitates independent ordering and review of real estate appraisals obtained for determining the value of real estate pledged as collateral for loans to customers.
•Compliance Department - develops policies and procedures and monitors compliance with applicable laws and regulations which govern our business operations.
•Information and Cyber Security Department - maintains a risk assessment of our information and cybersecurity risks and ensures appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cybersecurity controls. This department also oversees our disaster recovery planning and testing efforts to ensure we are capable and ready for business resumption in the event of a disaster.
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
TABLE 35
Operating net income available to common stockholders

Year Ended December 31	2021	2020	2019
(in thousands)
Net income available to common stockholders	$396,561	$277,965	$379,208
Merger-related expense	1,764	—	—
Tax benefit of merger-related expense	(370)	—	—
COVID-19 expense	—	11,276	—
Tax benefit of COVID-19 expense	—	(2,368)	—
Gain on sale of Visa class B stock	—	(13,818)	—
Tax expense of gain on sale of Visa class B stock	—	2,902	—
Loss on FHLB debt extinguishment and related hedge terminations	—	25,611	—
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	—	(5,378)	—
Branch consolidation costs	2,644	18,745	4,505
Tax benefit of branch consolidation costs	(555)	(3,936)	(946)
Service charge refunds	—	3,780	4,279
Tax benefit of service charge refunds	—	(794)	(899)
Operating net income available to common stockholders (non-GAAP)	$400,044	$313,985	$386,147

The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges such as merger expenses, branch consolidation costs, service charge refunds, COVID-19 expenses are not organic costs to run our operations and facilities. The merger expenses and branch consolidation charges principally represent expenses to satisfy contractual obligations of the acquired entity or closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. Similarly, gains on sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.

TABLE 36
Operating earnings per diluted common share

Year Ended December 31	2021	2020	2019
Net income per diluted common share	$1.23	$0.85	$1.16
Merger-related expense	0.01	—	—
Tax benefit of merger-related expense	—	—	—
COVID-19 expense	—	0.03	—
Tax benefit of COVID-19 expense	—	(0.01)	—
Gain on sale of Visa class B stock	—	(0.04)	—
Tax expense of gain on sale of Visa class B stock	—	0.01	—
Loss on FHLB debt extinguishment and related hedge terminations	—	0.08	—
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	—	(0.02)	—
Branch consolidation costs	0.01	0.06	0.01
Tax benefit of branch consolidation costs	—	(0.01)	—
Service charge refunds	—	0.01	0.01
Tax benefit of service charge refunds	—	—	—
Operating earnings per diluted common share (non-GAAP)	$1.24	$0.96	$1.18
TABLE 37
Return on average tangible common equity

Year Ended December 31	2021	2020	2019
(dollars in thousands)
Net income available to common stockholders	$396,561	$277,965	$379,208
Amortization of intangibles, net of tax	9,573	10,556	11,192
Tangible net income available to common stockholders (non-GAAP)	$406,134	$288,521	$390,400
Average total stockholders’ equity	$5,033,188	$4,904,300	$4,757,465
Less: Average preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,310,419)	(2,322,981)	(2,331,630)
Average tangible common equity (non-GAAP)	$2,615,887	$2,474,437	$2,318,953
Return on average tangible common equity (non-GAAP)	15.53%	11.66%	16.84%
(1) Excludes loan servicing rights.

TABLE 38
Return on average tangible assets

Year Ended December 31	2021	2020	2019
(dollars in thousands)
Net income	$404,602	$286,006	$387,249
Amortization of intangibles, net of tax	9,573	10,556	11,192
Tangible net income (non-GAAP)	$414,175	$296,562	$398,441
Average total assets	$38,603,092	$36,607,430	$33,850,763
Less: Average intangible assets (1)	(2,310,419)	(2,322,981)	(2,331,630)
Average tangible assets (non-GAAP)	$36,292,673	$34,284,449	$31,519,133
Return on average tangible assets (non-GAAP)	1.14%	0.87%	1.26%
(1) Excludes loan servicing rights.

TABLE 39

Tangible book value per common share

December 31	2021	2020
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,149,864	$4,958,903
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,304,410)	(2,316,527)
Tangible common equity (non-GAAP)	$2,738,572	$2,535,494
Ending common shares outstanding	318,933,492	321,629,529
Tangible book value per common share (non-GAAP)	$8.59	$7.88
(1) Excludes loan servicing rights.
TABLE 40
Tangible equity to tangible assets (period-end)

December 31	2021	2020
(dollars in thousands)
Total stockholders' equity	$5,149,864	$4,958,903
Less: Intangible assets (1)	(2,304,410)	(2,316,527)
Tangible equity (non-GAAP)	$2,845,454	$2,642,376
Total assets	$39,513,318	$37,354,351
Less: Intangible assets (1)	(2,304,410)	(2,316,527)
Tangible assets (non-GAAP)	$37,208,908	$35,037,824
Tangible equity / tangible assets (period-end) (non-GAAP)	7.65%	7.54%
(1) Excludes loan servicing rights.

TABLE 41
Tangible common equity / tangible assets (period-end)

December 31	2021	2020
(dollars in thousands)
Total stockholders' equity	$5,149,864	$4,958,903
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,304,410)	(2,316,527)
Tangible common equity (non-GAAP)	$2,738,572	$2,535,494
Total assets	$39,513,318	$37,354,351
Less: Intangible assets (1)	(2,304,410)	(2,316,527)
Tangible assets (non-GAAP)	$37,208,908	$35,037,824
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.36%	7.24%
 (1) Excludes loan servicing rights.
TABLE 42
Allowance for credit losses / loans and leases, excluding PPP (period-end)

December 31	2021	2020
(dollars in thousands)
ACL - loans	$344,284	$363,107
Loans and leases	$24,968,702	$25,458,645
Less: PPP loans outstanding	(336,578)	(2,158,452)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$24,632,124	$23,300,193
ACL loans / loans and leases, excluding PPP (non-GAAP)	1.40%	1.56%

Key Performance Indicators
TABLE 43
Pre-provision net revenue to average tangible common equity

Year Ended December 31	2021	2020	2019
(dollars in thousands)
Net interest income	$906,476	$922,082	$917,239
Non-interest income	330,419	294,556	294,266
Less: Non-interest expense	(733,168)	(750,349)	(696,128)
Pre-provision net revenue (as reported)	$503,727	$466,289	$515,377
Adjustments:
Add: Branch consolidation costs (non-interest income)	$—	$—	$1,722
Add: Service charge refunds (non-interest income)	—	3,780	4,279
Less: Gain on sale of Visa class B stock (non-interest income)	—	(13,818)	—
Add: Loss on FHLB debt extinguishment and related hedge terminations (non-interest income)	—	25,611	—
Add: Merger-related expense (non-interest expense)	1,764	—	—
Add: COVID-19 expense (non-interest expense)	—	11,276	—
Add: Branch consolidation costs (non-interest expense)	2,644	18,745	2,783
Add: Tax credit-related impairment project (non-interest expense)	—	4,101	3,213
Pre-provision net revenue (operating) (non-GAAP)	$508,135	$515,984	$527,374
Average total shareholders’ equity	$5,033,188	$4,904,300	$4,757,465
Less: Average preferred shareholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,310,419)	(2,322,981)	(2,331,630)
Average tangible common equity (non-GAAP)	$2,615,887	$2,474,437	$2,318,953
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	19.26%	18.84%	22.22%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	19.42%	20.85%	22.74%
(1) Excludes loan servicing rights

TABLE 44
Efficiency ratio

Year Ended December 31	2021	2020	2019
(dollars in thousands)
Non-interest expense	$733,168	$750,349	$696,128
Less: Amortization of intangibles	(12,117)	(13,362)	(14,167)
Less: OREO expense	(2,598)	(4,434)	(4,652)
Less: Merger-related expense	(1,764)	—	—
Less: COVID-19 expense	—	(11,276)	—
Less: Branch consolidation costs	(2,644)	(18,745)	(2,783)
Less: Tax credit-related project impairment	—	(4,101)	(3,213)
Adjusted non-interest expense	$714,045	$698,431	$671,313
Net interest income	$906,476	$922,082	$917,239
Taxable equivalent adjustment	10,948	12,470	14,121
Non-interest income	330,419	294,556	294,266
Less: Net securities gains	(193)	(282)	(70)
Less: Gain on sale of Visa class B stock	—	(13,818)	—
Add: Loss on FHLB debt extinguishment and related hedge terminations	—	25,611	—
Add: Branch consolidation costs	—	—	1,722
Add: Service charge refunds	—	3,780	4,279
Adjusted net interest income (FTE) + non-interest income	$1,247,650	$1,244,399	$1,231,557
Efficiency ratio (FTE) (non-GAAP)	57.23%	56.13%	54.51%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of MD&A, which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting
February 24, 2022
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
Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has audited our internal control over financial reporting as stated in their Report of Independent Registered Public Accounting Firm.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for Credit Losses (ACL)
Description of the Matter
At December 31, 2021, the Company’s net loan and lease portfolio was $25 billion with an associated ACL of $344 million. As discussed in Note 1 to the consolidated financial statements, the ACL is based on management’s evaluation of the current estimate of lifetime credit losses at the balance sheet date. Management makes the estimate using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts under the CECL methodology. The ACL is composed of three components including quantitative reserves, including the economic forecast; asset specific reserves; and qualitative reserves. The qualitative captures the following factors, among others: regulatory, legal and technological environments; competition; forecast uncertainty; and events such as natural disasters.

The qualitative factors are necessary for management to capture risks not addressed by the quantitative models or reflected in the data used by the quantitative models. In many cases, qualitative factors are intended to capture the Company’s expert credit judgment and as such are especially challenging to audit.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of the Company’s controls over the ACL process, which include, among others, management’s review and approval controls designed to assess the need for and level of qualitative factor adjustments to the ACL and the support for management’s assessment.

To test the qualitative factor adjustments, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ACL. With the help of our specialists, we evaluated the conceptual soundness of the models used to develop the allowance for credit losses, including the appropriateness of the qualitative framework. Regarding the measurement of the qualitative factors, we evaluated the relevance and reliability of the internal and external data used to inform management’s estimate and considered the existence of new or contrary information. We evaluated the overall ACL, inclusive of the qualitative factor adjustments, and whether the amount appropriately reflects a reasonable estimate of lifetime losses by comparing the overall ACL to historical losses, peer data and other relevant information.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
Pittsburgh, Pennsylvania
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on Internal Control Over Financial Reporting
We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 24, 2022

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	December 31
	2021	2020
Assets
Cash and due from banks	$337	$369
Interest-bearing deposits with banks	3,156	1,014
Cash and Cash Equivalents	3,493	1,383
Debt securities available for sale (amortized cost of $3,416 and $3,380; allowance for credit losses of $0 and $0)	3,426	3,463
Debt securities held to maturity (fair value of $3,506 and $2,973; allowance for credit losses of $0 and $0)	3,463	2,868
Loans held for sale (includes $269 and $144 measured at fair value) (1)	295	154
Loans and leases, net of unearned income of $36 and $77	24,968	25,459
Allowance for credit losses on loans and leases	(344)	(363)
Net Loans and Leases	24,624	25,096
Premises and equipment, net	345	332
Goodwill	2,262	2,262
Core deposit and other intangible assets, net	42	54
Bank owned life insurance	546	549
Other assets	1,017	1,193
Total Assets	$39,513	$37,354
Liabilities
Deposits:
Non-interest-bearing demand	$10,789	$9,042
Interest-bearing demand	14,409	13,157
Savings	3,669	3,261
Certificates and other time deposits	2,859	3,662
Total Deposits	31,726	29,122
Short-term borrowings	1,536	1,804
Long-term borrowings	682	1,095
Other liabilities	419	374
Total Liabilities	34,363	32,395
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 329,464,669 and 328,057,368 shares	3	3
Additional paid-in capital	4,109	4,087
Retained earnings	1,110	869
Accumulated other comprehensive loss	(62)	(39)
Treasury stock – 10,531,177 and 6,427,839 shares at cost	(117)	(68)
Total Stockholders’ Equity	5,150	4,959
Total Liabilities and Stockholders’ Equity	$39,513	$37,354
(1) Amount represents loans for which we have elected the fair value option. See Note 25.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Year Ended December 31
	2021	2020	2019
Interest Income
Loans and leases, including fees	$886	$990	$1,085
Securities:
Taxable	86	106	126
Tax-exempt	29	32	32
Other	4	2	4
Total Interest Income	1,005	1,130	1,247
Interest Expense
Deposits	47	133	217
Short-term borrowings	27	38	80
Long-term borrowings	24	37	33
Total Interest Expense	98	208	330
Net Interest Income	907	922	917
Provision for credit losses	1	123	44
Net Interest Income After Provision for Credit Losses	906	799	873
Non-Interest Income
Service charges	122	108	124
Trust services	37	31	28
Insurance commissions and fees	25	24	20
Securities commissions and fees	22	17	17
Capital markets income	37	39	33
Mortgage banking operations	37	50	32
Dividends on non-marketable equity securities	9	14	19
Bank owned life insurance	15	14	12
Loss on debt extinguishment	—	(17)	—
Other	26	14	9
Total Non-Interest Income	330	294	294
Non-Interest Expense
Salaries and employee benefits	418	406	375
Net occupancy	58	71	59
Equipment	70	66	62
Amortization of intangibles	12	13	14
Outside services	71	69	64
Marketing	14	13	13
FDIC insurance	18	20	23
Bank shares and franchise taxes	13	14	12
Merger-related	2	—	—
Other	57	78	74
Total Non-Interest Expense	733	750	696
Income Before Income Taxes	503	343	471
Income taxes	98	57	84
Net Income	405	286	387
Preferred stock dividends	8	8	8
Net Income Available to Common Stockholders	$397	$278	$379
Earnings per Common Share
Basic	$1.24	$0.86	$1.17
Diluted	$1.23	$0.85	$1.16
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Year Ended December 31
	2021	2020	2019
Net income	$405	$286	$387
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(16), $15 and $16	(57)	54	57
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1, $(11) and $(5)	4	(40)	(17)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $4, $3 and $0	14	18	(2)
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(5), $2 and $(1)	16	(6)	3
Other Comprehensive Income (Loss)	(23)	26	41
Comprehensive Income	$382	$312	$428
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2019	$107	$3	$4,049	$576	$(106)	$(21)	$4,608
Comprehensive income				387	41		428
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	6			(6)	—
Restricted stock compensation			12				12
Balance at December 31, 2019	107	3	4,067	798	(65)	(27)	4,883
Comprehensive income				286	26		312
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	4			(3)	1
Repurchase of common stock						(38)	(38)
Restricted stock compensation			16				16
Adoption of new accounting standards				(50)	—		(50)
Balance at December 31, 2020	107	3	4,087	869	(39)	(68)	4,959
Comprehensive income (loss)				405	(23)		382
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(156)			(156)
Issuance of common stock		—	3			(6)	(3)
Repurchase of common stock						(43)	(43)
Restricted stock compensation			19				19
Balance at December 31, 2021	$107	$3	$4,109	$1,110	$(62)	$(117)	$5,150
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31
	2021	2020	2019
Operating Activities
Net income	$405	$286	$387
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	10	(3)	45
Provision for credit losses	1	123	44
Deferred tax expense (benefit)	15	(18)	33
Loans originated for sale	(2,034)	(1,886)	(1,481)
Loans sold	1,946	1,830	1,495
Net gain on sale of loans	(53)	(47)	(25)
Net change in:
Interest receivable	14	19	(8)
Interest payable	(3)	(8)	1
Bank owned life insurance, excluding purchases	3	(6)	(7)
Other, net	226	(177)	(225)
Net cash flows provided by operating activities	530	113	259
Investing Activities
Net change in loans and leases, excluding sales and transfers	558	(2,604)	(1,427)
Debt securities available for sale:
Purchases	(1,683)	(2,360)	(655)
Maturities/payments	1,634	2,244	770
Debt securities held to maturity:
Purchases	(1,448)	(301)	(494)
Maturities/payments	844	703	468
Increase in premises and equipment	(58)	(41)	(46)
Loans sold, not originated for sale	—	537	262
Other, net	—	—	(9)
Net cash flows used in investing activities	(153)	(1,822)	(1,131)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	3,406	5,402	1,873
Time deposits	(802)	(1,065)	(539)
Short-term borrowings	(267)	(1,412)	(913)
Proceeds from issuance of long-term borrowings	25	328	954
Repayment of long-term borrowings	(438)	(574)	(239)
Repurchases of common stock	(43)	(38)	—
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(156)	(157)	(157)
Other, net	16	17	12
Net cash flows provided by financing activities	1,733	2,493	983
Net Increase in Cash and Cash Equivalents	2,110	784	111
Cash and cash equivalents at beginning of year	1,383	599	488
Cash and Cash Equivalents at End of Year	$3,493	$1,383	$599
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

NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; and Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina. As of December 31, 2021, we had 334 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, FNTC, First National Investment Services Company, LLC, FNBIA, FNIA, Bank Capital Services, LLC, F.N.B. Capital Corporation, LLC and Waubank Securities, LLC, and include results for each of these entities in the accompanying Consolidated Financial Statements.
Companies in which we hold a controlling financial interest, or are a VIE, in which we have the power to direct the activities of an entity that most significantly impact the entity’s economic performance and have an obligation to absorb losses or the right to receive benefits which could potentially be significant to the VIE, are consolidated. For a voting interest entity, a controlling financial interest is generally where we hold more than 50% of the outstanding voting shares. VIEs in which we do not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance or an obligation to absorb losses or the right to receive benefits which could potentially be significant to the VIE are not consolidated. Investments in companies that are not consolidated are accounted for using the equity method when we have the ability to exert significant influence or the cost method when we do not have the ability to exert significant influence. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and our proportional interest in the equity investments’ earnings are included in other non-interest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and stockholders' equity. Events occurring subsequent to December 31, 2021 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, accounting for loans acquired in a business combination prior to January 1, 2020, fair value of financial instruments, goodwill and other intangible assets, income taxes and DTAs and litigation reserves.

Adoption of New Accounting Standards
Current Expected Credit Losses. On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which replaces the incurred credit loss impairment methodology with a methodology that reflects lifetime current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost, including loans, HTM debt securities, net investment in leases and certain off-balance sheet credit exposure. We adopted CECL using the modified retrospective method for financial assets measured at amortized cost, net investments in leases and off-balance sheet credit exposures. As a result, we recorded a reduction of $50.6 million in retained earnings as of January 1, 2020 for the cumulative effect of the adoption. The transition adjustment was primarily driven by longer duration commercial and consumer real estate loans. At the time of CECL adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCI (PCD under CECL) loan balances and the ACL of $50 million. Included in the CECL adoption impact was a Day 1 increase to our AULC of $10 million. Results for reporting periods prior to January 1, 2020 continue to be reported in accordance with previously applicable GAAP.
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
We did not hold any securities at adoption for which OTTI had been recognized prior to January 1, 2020.
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
Insurance Services. Insurance services include full-service insurance brokerage services offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals within our geographic markets. We recognize revenue on insurance contracts in effect based on contractually specified commission payments on premiums that are paid by the customer to the insurance carrier. Contracts are cancellable at any time and we have no performance obligation to the customers beyond the time the insurance is placed into effect. Revenues from insurance services are reported in the Consolidated Statements of Income as insurance commissions and fees, and in the Insurance segment in the Business Segments footnote as non-interest income.
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
Debt Securities
Debt securities can be classified as trading, HTM or AFS securities. As of December 31, 2021 and 2020, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
HTM debt securities are securities that management has the positive intent and ability to hold until their maturity. Such securities are carried at amortized cost. For certain HTM securities we have an expectation of zero expected credit losses. Based on a long history with no credit losses, high credit ratings, guarantees, and/or implied risk-free characteristics, we expect the nonpayment of our UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae and the SBA securities to be zero, and accordingly, have no ACL on those securities. We believe that these qualitative factors are indicators that historical credit loss information should be nominally impacted, if at all, by current conditions and R&S forecasts. As such, we believe that without a change in these indicators, we may continue to assume zero credit losses on securities concluded to exhibit those factors. We also have a portfolio of HTM debt securities where we do not expect credit losses to be zero. This portfolio consists of high-grade municipal securities. To calculate the expected credit losses on these securities we group securities by major security type, rating and maturity and apply respective cumulative default rates from a third party data provider. The baseline credit loss estimate is adjusted using a qualitative approach to account for potential variability in probabilities of default data for current conditions and R&S forecasts. Where available, expected credit losses take into consideration any enhancement a security has such as insurance, a guarantee or state aid.
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
For AFS debt securities in an unrealized loss position, we first determine whether we have the intent to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If the criteria for intent or requirement to sell is met, the security’s amortized cost is written down to fair value and the write down is charged against the ACL with any incremental impairment reported in earnings in the Provision for Credit Losses line on the Consolidated Statements of Income. For AFS debt securities that do not meet the criteria for intent or requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. We first qualitatively evaluate each security to assess whether a potential credit loss exists. If as a result of this qualitative analysis we expect to get all of our principal back, then we conclude that the present value of expected cash flows equals or exceeds its amortized cost and no credit loss exists. If it was determined a potential credit loss exists, we compare the present value of cash flows expected to be collected with our amortized cost basis. The credit loss is recorded through the ACL and limited to the amount the fair value is less than the amortized cost basis. We have made an accounting policy election for each major security type of AFS debt securities to adjust the effective interest rate used to discount expected cash flows to consider the timing of expected cash flows resulting from expected prepayments. Impairment for noncredit-related factors is recorded in OCI, net of income taxes.
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

Beginning in the first quarter of 2019, we adopted ASU 2017-12 which provides targeted improvements to the hedge accounting model that more closely aligns the accounting and reporting for hedging relationships with risk management activities. In addition, ASU 2017-12 provides administrative relief by easing documentation requirements, simplifying the application of hedge accounting by expanding the application of the shortcut method, eliminating the separate measurement and reporting of hedge ineffectiveness and generally requiring the entire effect of the hedging instrument and the hedged item to be presented in the same income statement line item. We believe these changes provide users with more useful information about the effect of our risk management activities on the financial statements.
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
We routinely issue IRLCs for residential mortgage loans that we intend to sell. These IRLCs are considered derivatives. We also enter into loan sale commitments to sell these loans when funded to mitigate the risk that the market value of residential mortgage loans may decline between the time the rate commitment is issued to the customer and the time we sell the loan. These loan sale commitments are also derivatives. Both types of derivatives are recorded at fair value on the Consolidated Balance Sheets with changes in fair value recorded in mortgage banking operations non-interest income.
We also originate loans guaranteed by the SBA for the purchase of businesses, business startups, business expansion, equipment and working capital. All SBA loans are underwritten and documented as prescribed by the SBA. SBA loans originated with the intention to sell on the secondary market are classified as held for sale and carried at the lower of cost or fair value. At the time of the sale, we allocate the carrying value of the entire loan between the guaranteed portion sold and the unguaranteed portion retained based on their relative fair value which results in a discount recorded on the retained portion of the loan. The guaranteed portion is typically sold at a premium and the gain is recognized in other income for any net premium received in excess of the relative fair value of the portion of the loan transferred. The net carrying value of the retained portion of the loans is included in the appropriate commercial loan classification for disclosure purposes.

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
Allowance for Credit Losses on Loans and Leases
We estimate the ACL on loans and leases using relevant available information, from internal and external sources, relating to past events, current conditions, and R&S forecasts under the CECL methodology. The ACL is measured on a collective (pool) basis when similar risk characteristics exist. Our portfolio segmentation is characterized by similarities in initial measurement, risk attributes, and the manner in which we monitor and assess credit risk and is comprised of commercial real estate, commercial and industrial, commercial leases, commercial other, direct installment, residential mortgages, indirect installment and consumer lines of credit.
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

Quantitative Component
We use a non-discounted cash flow factor-based approach to estimate expected credit losses that include component probability of default (PD)/loss given default (LGD)/exposure at default (EAD) models as well as less complex estimation methods for smaller loan portfolios.

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
Prior to 2020, the ACL was established as losses were estimated to have occurred. Loan losses were charged-off against the ACL when management believed the uncollectability of a loan balance was confirmed. Subsequent recoveries, if any, were credited to the ACL. Allowances for impaired commercial loans over $1.0 million were generally determined based on collateral values or the present value of estimated cash flows. All other impaired loans were evaluated in the aggregate based on loan segment LGD. Changes in the ACL related to impaired loans were charged or credited to the provision for credit losses.

Liability for Credit Losses on Unfunded Lending-Related Commitments
The AULC is management's estimate of credit losses inherent in our unfunded loan commitments, such as commercial and industrial revolving loan facilities, commercial real estate construction projects, letters of credit and home equity lines of credit, and is included in other liabilities on the Consolidated Balance Sheets. The AULC is estimated over the contractual period in which we are exposed to credit risk for obligations which are not unconditionally cancellable by us. The AULC is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Consistent with our estimation process on our loan and lease portfolio, we use a non-discounted cash flow factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller portfolios.

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
PCD loans are recorded at the amount paid. The initial ACL is determined using the same methodology as other loans held for investment on a collective basis and is allocated to individual loans. The sum of the loan’s purchase price and the ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the ACL are recorded through the provision for credit losses.
Prior to 2020, loans acquired in a business combination (impaired and non-impaired) were initially recorded at their acquisition-date fair values. Fair values were based on a discounted cash flow methodology that involved assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk.
The carryover of ACL related to loans acquired in a business combination was prohibited as any credit losses in the loans were included in the determination of the fair value of the loans at the acquisition date. The ACL on loans acquired in a business combination reflected only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected.
At acquisition, we considered certain factors as indicators that an acquired loan has evidence of deterioration in credit quality and is therefore impaired. Any loans acquired in a business combination that were not individually impaired were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, we used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, PD and LGD to estimate the expected cash flow for each loan pool. We believe analogizing to impaired loans was a more appropriate option to follow in accounting for discount accretion on nonimpaired loans acquired in a business combination other than revolving loans and therefore account for such loans in accordance with the guidance for impaired loans, excluding revolving loans.
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

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at December 31, 2021 and December 31, 2020. Accrued interest receivable on AFS debt securities totaled $7.3 million and $6.2 million at December 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2021
U.S. Treasury	$205	$—	$(1)	$204
U.S. government agencies	154	1	—	155
U.S. government-sponsored entities	194	—	(2)	192
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,342	19	(4)	1,357
Agency collateralized mortgage obligations	1,192	11	(17)	1,186
Commercial mortgage-backed securities	294	5	(2)	297
States of the U.S. and political subdivisions (municipals)	33	—	—	33
Other debt securities	2	—	—	2
Total debt securities AFS	$3,416	$36	$(26)	$3,426

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2020
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	172	—	—	172
U.S. government-sponsored entities	160	1	—	161
Residential mortgage-backed securities:
Agency mortgage-backed securities	959	35	—	994
Agency collateralized mortgage obligations	1,094	31	(1)	1,124
Commercial mortgage-backed securities	361	17	—	378
States of the U.S. and political subdivisions (municipals)	32	—	—	32
Other debt securities	2	—	—	2
Total debt securities AFS	$3,380	$84	$(1)	$3,463

The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM municipal bond portfolio was $0.05 million and $0.04 million at December 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on HTM debt securities totaled $12.3 million and $12.5 million at December 31, 2021 and December 31, 2020, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2021
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,191	15	(5)	1,201
Agency collateralized mortgage obligations	930	5	(12)	923
Commercial mortgage-backed securities	323	3	(2)	324
States of the U.S. and political subdivisions (municipals)	1,017	39	—	1,056
Total debt securities HTM	$3,463	$62	$(19)	$3,506

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2020
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	120	1	—	121
Residential mortgage-backed securities:
Agency mortgage-backed securities	769	29	—	798
Agency collateralized mortgage obligations	562	17	—	579
Commercial mortgage-backed securities	307	10	—	317
States of the U.S. and political subdivisions (municipals)	1,108	48	—	1,156
Total debt securities HTM	$2,868	$105	$—	$2,973

There were no significant gross gains or gross losses realized on securities during the twelve months ended December 31, 2021, 2020 or 2019.

As of December 31, 2021, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$45	$45	$1	$1
Due after one year but within five years	374	371	21	22
Due after five years but within ten years	96	97	142	144
Due after ten years	73	73	855	891
	588	586	1,019	1,058
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,342	1,357	1,191	1,201
Agency collateralized mortgage obligations	1,192	1,186	930	923
Commercial mortgage-backed securities	294	297	323	324
Total debt securities	$3,416	$3,426	$3,463	$3,506
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

December 31	2021	2020
(dollars in millions)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,660	$5,384
As collateral for short-term borrowings	392	402
Securities pledged as a percent of total securities	87.9%	91.4%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2021
U.S. Treasury	3	$151	$(1)	—	$—	$—	3	$151	$(1)
U.S. government agencies	3	22	—	9	8	—	12	30	—
U.S. government-sponsored entities	3	99	(1)	1	24	(1)	4	123	(2)
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	599	(4)	—	—	—	13	599	(4)
Agency collateralized mortgage obligations	23	659	(15)	3	68	(2)	26	727	(17)
Commercial mortgage-backed securities	5	125	(2)	—	—	—	5	125	(2)
States of the U.S. and political subdivisions (municipals)	10	24	—	—	—	—	10	24	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	60	$1,679	$(23)	14	$102	$(3)	74	$1,781	$(26)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2020
U.S. government agencies	1	$13	$—	16	$69	$—	17	$82	$—
U.S. government-sponsored entities	1	25	—	—	—	—	1	25	—
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	5	130	(1)	—	—	—	5	130	(1)
Other debt securities	—	—	—	1	2	—	1	2	—
Total	7	$168	$(1)	17	$71	$—	24	$239	$(1)

We evaluated the AFS debt securities that were in an unrealized loss position at December 31, 2021. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates, and does not reflect any expected credit losses. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

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

Our municipal bond portfolio with a carrying amount of $1.0 billion as of December 31, 2021 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 63% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.6 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
For the year-to-date periods ending December 31, 2021 and 2020, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.05 million and $0.04 million as of December 31, 2021 and December 31, 2020, respectively. No other securities portfolios had an ACL. At December 31, 2021 and December 31, 2020, there were no securities that were past due or on non-accrual.
NOTE 4.     OTHER SECURITIES
Following is a summary of non-marketable equity securities:
TABLE 4.1

December 31	2021	2020
(in millions)
Federal Home Loan Bank stock	$122	$154
Federal Reserve Bank stock	123	124
Total non-marketable equity securities	$245	$278
We are a member of the FHLB of Pittsburgh and the FRB of Cleveland. Both institutions require members to purchase and hold a specified minimum level of stock based upon their membership, level of borrowings, collateral balances or participation in other programs. The FHLB and FRB stock is restricted in that they can only be sold back to the respective institutions. These non-marketable equity securities are included in other assets on the Consolidated Balance Sheets. The investments are carried at cost and evaluated for impairment periodically based on the ultimate recoverability of the par value. We determined there was no impairment at December 31, 2021 and 2020.

NOTE 5.     LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $48.9 million at December 31, 2021 and $62.9 million at December 31, 2020, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the following tables.

Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

December 31	2021	2020
(in millions)
Commercial real estate	$9,899	$9,731
Commercial and industrial	5,977	7,214
Commercial leases	495	485
Other	94	40
Total commercial loans and leases	16,465	17,470
Direct installment	2,376	2,020
Residential mortgages	3,654	3,433
Indirect installment	1,227	1,218
Consumer lines of credit	1,246	1,318
Total consumer loans	8,503	7,989
Total loans and leases, net of unearned income	$24,968	$25,459
Upon adoption of CECL on January 1, 2020, PCD assets were adjusted to reflect the addition of a $50.3 million ACL and a remaining noncredit discount of $110.0 million included in the amortized cost. The remaining noncredit discount was $30.0 million and $50.9 million at December 31, 2021 and December 31, 2020, respectively.
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
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers, except for PPP loans that are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. PPP loans are included in the commercial and industrial category and comprise $336.6 million and $2.2 billion of this category's outstanding balance at December 31, 2021 and December 31, 2020, respectively;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

December 31	2021	2020
(dollars in millions)
Commercial real estate:
Percent owner-occupied	28.8%	28.1%
Percent non-owner-occupied	71.2	71.9
We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection.
Following is a summary of the activity for these related-party loans during 2021:
TABLE 5.3

(in millions)
Balance at beginning of period	$7
New loans	2
Repayments	(3)
Balance at end of period	$6
Credit Quality
We monitor the credit quality of our loan portfolio using several performance measures based on payment activity and borrower performance. We use an internal risk rating assigned to a commercial loan or lease at origination, summarized below.
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
The use of these internally assigned credit quality categories within the commercial loan and lease portfolio permits our use of transition matrices to establish a basis which is then impacted by quantitative inputs from our econometric model forecasts over the R&S period. Our internal credit risk grading system is based on past experiences with similarly graded loans and leases and conforms to regulatory categories. In general, loan and lease risk ratings within each category are reviewed on an ongoing basis according to our policy for each class of loans and leases. Each quarter, we analyze the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan and lease portfolio. Loans and leases within the Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans and leases that migrate toward the Substandard or Doubtful credit categories. Accordingly, we apply higher risk factors to Substandard and Doubtful credit categories.

The following tables summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 5.5

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,878	$1,782	$1,503	$830	$743	$2,171	$183	$9,090
Special Mention	15	21	89	105	107	175	9	521
Substandard	—	15	28	45	45	152	3	288
Total commercial real estate	1,893	1,818	1,620	980	895	2,498	195	9,899
Commercial and Industrial:
Risk Rating:
Pass	1,663	833	731	386	184	296	1,509	5,602
Special Mention	8	12	18	7	37	42	52	176
Substandard	1	4	14	57	42	17	64	199
Total commercial and industrial	1,672	849	763	450	263	355	1,625	5,977
Commercial Leases:
Risk Rating:
Pass	182	109	98	53	39	1	—	482
Special Mention	—	1	—	2	3	1	—	7
Substandard	—	2	3	1	—	—	—	6
Total commercial leases	182	112	101	56	42	2	—	495
Other Commercial:
Risk Rating:
Pass	39	—	—	—	—	3	52	94
Total other commercial	39	—	—	—	—	3	52	94
Total commercial loans and leases	3,786	2,779	2,484	1,486	1,200	2,858	1,872	16,465

CONSUMER
Direct Installment:
Current	978	538	215	125	96	412	—	2,364
Past due	—	—	1	1	—	10	—	12
Total direct installment	978	538	216	126	96	422	—	2,376
Residential Mortgages:
Current	1,280	932	392	152	212	652	—	3,620
Past due	1	1	1	3	3	25	—	34
Total residential mortgages	1,281	933	393	155	215	677	—	3,654
Indirect Installment:
Current	516	262	157	178	64	35	—	1,212
Past due	6	3	2	2	1	1	—	15
Total indirect installment	522	265	159	180	65	36	—	1,227
Consumer Lines of Credit:
Current	20	3	4	5	3	127	1,072	1,234
Past due	—	—	—	—	—	10	2	12
Total consumer lines of credit	20	3	4	5	3	137	1,074	1,246
Total consumer loans	2,801	1,739	772	466	379	1,272	1,074	8,503
Total loans and leases	$6,587	$4,518	$3,256	$1,952	$1,579	$4,130	$2,946	$24,968

December 31, 2020	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,879	$1,854	$1,135	$927	$888	$1,911	$163	$8,757
Special Mention	9	30	80	158	70	163	4	514
Substandard	4	32	29	81	116	192	6	460
Total commercial real estate	1,892	1,916	1,244	1,166	1,074	2,266	173	9,731
Commercial and Industrial:
Risk Rating:
Pass	3,286	1,007	590	304	120	311	1,095	6,713
Special Mention	30	23	13	28	10	35	79	218
Substandard	8	26	65	44	6	37	97	283
Total commercial and industrial	3,324	1,056	668	376	136	383	1,271	7,214
Commercial Leases:
Risk Rating:
Pass	178	134	83	56	5	3	—	459
Special Mention	1	1	4	4	1	2	—	13
Substandard	7	2	2	1	1	—	—	13
Total commercial leases	186	137	89	61	7	5	—	485
Other Commercial:
Risk Rating:
Pass	—	—	—	—	—	4	35	39
Substandard	—	—	—	—	—	1	—	1
Total other commercial	—	—	—	—	—	5	35	40
Total commercial loans and leases	5,402	3,109	2,001	1,603	1,217	2,659	1,479	17,470

CONSUMER
Direct Installment:
Current	706	337	200	143	171	442	1	2,000
Past due	—	1	2	1	2	14	—	20
Total direct installment	706	338	202	144	173	456	1	2,020
Residential Mortgages:
Current	1,079	707	283	378	330	603	1	3,381
Past due	1	5	7	4	6	29	—	52
Total residential mortgages	1,080	712	290	382	336	632	1	3,433
Indirect Installment:
Current	372	260	332	147	67	27	—	1,205
Past due	1	3	4	2	2	1	—	13
Total indirect installment	373	263	336	149	69	28	—	1,218
Consumer Lines of Credit:
Current	4	7	8	3	5	127	1,146	1,300
Past due	—	—	—	—	—	15	3	18
Total consumer lines of credit	4	7	8	3	5	142	1,149	1,318
Total consumer loans	2,163	1,320	836	678	583	1,258	1,151	7,989
Total loans and leases	$7,565	$4,429	$2,837	$2,281	$1,800	$3,917	$2,630	$25,459
We use delinquency transition matrices within the consumer and other loan classes to establish the basis for the R&S forecast portion of the credit risk. Each month, management analyzes payment and volume activity, Fair Isaac Corporation (FICO) scores and Debt-to-Income (DTI) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 5.6

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2021
Commercial real estate	$11	$—	$48	$59	$9,840	$9,899	$20
Commercial and industrial	4	—	15	19	5,958	5,977	4
Commercial leases	1	—	1	2	493	495	—
Other	—	—	—	—	94	94	—
Total commercial loans and leases	16	—	64	80	16,385	16,465	24
Direct installment	5	—	7	12	2,364	2,376	—
Residential mortgages	20	4	10	34	3,620	3,654	—
Indirect installment	12	1	2	15	1,212	1,227	—
Consumer lines of credit	6	1	5	12	1,234	1,246	—
Total consumer loans	43	6	24	73	8,430	8,503	—
Total loans and leases	$59	$6	$88	$153	$24,815	$24,968	$24

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2020
Commercial real estate	$13	$—	$85	$98	$9,633	$9,731	$36
Commercial and industrial	8	—	44	52	7,162	7,214	16
Commercial leases	2	—	2	4	481	485	—
Other	—	—	1	1	39	40	—
Total commercial loans and leases	23	—	132	155	17,315	17,470	52
Direct installment	7	2	11	20	2,000	2,020	—
Residential mortgages	23	11	18	52	3,381	3,433	—
Indirect installment	10	1	2	13	1,205	1,218	—
Consumer lines of credit	9	2	7	18	1,300	1,318	—
Total consumer loans	49	16	38	103	7,886	7,989	—
Total loans and leases	$72	$16	$170	$258	$25,201	$25,459	$52

Following is a summary of non-performing assets:
TABLE 5.7

December 31	2021	2020
(dollars in millions)
Non-accrual loans	$88	$170
Total non-performing loans	88	170
Other real estate owned	8	10
Total non-performing assets	$96	$180
Asset quality ratios:
Non-performing loans / total loans and leases	0.35%	0.67%
Non-performing assets + 90 days past due + OREO / total loans and leases + OREO	0.41	0.77
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.6 million at December 31, 2021 and $2.5 million at December 31, 2020. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at December 31, 2021 and December 31, 2020 totaled $4.3 million and $8.2 million, respectively. During 2020 and 2021, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans, under the CARES Act, to all residential mortgage loan customers.
Approximately $50.6 million of commercial loans are collateral dependent at December 31, 2021. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.
Troubled Debt Restructurings
TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Consistent with the CARES Act and interagency bank regulatory guidance which allows temporary relief for current borrowers affected by COVID-19, we are working with borrowers and granting certain modifications through programs related to COVID-19 relief. As of December 31, 2021, we had $21 million in loans that have been granted short-term modifications as a result of financial disruptions associated with the COVID-19 pandemic, compared to $397 million as of December 31, 2020 and $2.4 billion as of June 30, 2020, the highest point during the pandemic. Also, consistent with the CARES Act and the interagency bank regulatory guidelines, such modifications are not included in our TDR totals.
Following is a summary of the composition of total TDRs:
TABLE 5.8

December 31	2021	2020
(in millions)
Accruing	$60	$58
Non-accrual	32	33
Total TDRs	$92	$91

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During 2021, we returned to accruing status $7.4 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $1.5 million at December 31, 2021, compared to $2.8 million at December 31, 2020, and pooled reserves for individual loans of $1.5 million and $2.5 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.9 million for December 31, 2021 and $4.1 million for December 31, 2020. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 5.9

Year Ended December 31	2021			2020
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	25	$21	$20	30	$18	$8
Commercial and industrial	7	1	—	19	2	1
Other	1	—	—	1	—	—
Total commercial loans	33	22	20	50	20	9
Direct installment	38	2	2	68	4	4
Residential mortgages	27	4	4	24	3	3
Consumer lines of credit	41	2	2	45	2	1
Total consumer loans	106	8	8	137	9	8
Total	139	$30	$28	187	$29	$17
The items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 5.10

Year Ended December 31	2021		2020
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	8	$3
Commercial and industrial	1	—	2	—
Total commercial loans	1	—	10	3
Direct installment	—	—	12	—
Residential mortgages	1	—	4	—
Consumer lines of credit	1	—	4	—
Total consumer loans	2	—	20	—
Total	3	$—	30	$3

Loans Acquired in a Business Combination
Prior to January 1, 2020, all loans acquired in a business combination were initially recorded at fair value at the acquisition date with no associated ACL.
NOTE 6.    ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The ACL is maintained for credit losses expected in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the Consolidated Balance Sheets. Loan and lease losses are charged off against the ACL, with recoveries of amounts previously charged off credited to the ACL. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the appropriate level of the ACL. Included in Table 6.1 is the impact to the ACL from our CECL (ASC 326) adoption on January 1, 2020.
Beginning January 1, 2020, the former incurred loss method was replaced with the CECL method to calculate estimated loan losses. The CECL model takes into consideration the expected credit losses over the expected life of the loan compared to the incurred loss model under the prior standard. At the time of CECL adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to PCI (PCD under CECL) loan balances and the ACL of $50 million. Included in the CECL adoption impact was a Day 1 increase to our AULC of $10 million.

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2021
Commercial real estate	$180.5	$(8.8)	$6.3	$(2.5)	$(21.5)	$156.5
Commercial and industrial	81.2	(15.7)	6.6	(9.1)	15.3	87.4
Commercial leases	17.3	(0.2)	0.9	0.7	(3.3)	14.7
Other	1.4	(2.3)	1.3	(1.0)	2.2	2.6
Total commercial loans and leases	280.4	(27.0)	15.1	(11.9)	(7.3)	261.2
Direct installment	26.0	(1.4)	1.0	(0.4)	0.8	26.4
Residential mortgages	33.7	(1.0)	0.6	(0.4)	(0.2)	33.1
Indirect installment	11.2	(3.1)	2.2	(0.9)	3.2	13.5
Consumer lines of credit	11.8	(1.7)	1.4	(0.3)	(1.4)	10.1
Total consumer loans	82.7	(7.2)	5.2	(2.0)	2.4	83.1
Total allowance for credit losses on loans and leases	363.1	(34.2)	20.3	(13.9)	(4.9)	344.3
Allowance for unfunded loan commitments	13.6	—	—	—	5.5	19.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$376.7	$(34.2)	$20.3	$(13.9)	$0.6	$363.4

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial ACL on PCD Loans	Balance at End of Year
Year Ended December 31, 2020
Commercial real estate	$60	$(31)	$7	$(24)	$67	$38	$40	$181
Commercial and industrial	53	(32)	7	(25)	41	8	4	81
Commercial leases	11	(1)	—	(1)	7	—	—	17
Other	9	(4)	1	(3)	4	(9)	—	1
Total commercial loans and leases	133	(68)	15	(53)	119	37	44	280
Direct installment	13	(1)	1	—	2	10	1	26
Residential mortgages	22	(2)	1	(1)	3	6	4	34
Indirect installment	19	(8)	4	(4)	(6)	2	—	11
Consumer lines of credit	9	(2)	—	(2)	4	—	1	12
Total consumer loans	63	(13)	6	(7)	3	18	6	83
Total allowance for credit losses on loans and leases	196	(81)	21	(60)	122	55	50	363
Allowance for unfunded loan commitments	3	—	—	—	1	10	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$199	$(81)	$21	$(60)	$123	$65	$50	$377

Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

Year Ended December 31	2021	2020
(in millions)
Balance at beginning of period	$14	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	5	1
Consumer portfolio	—	—
ASC 326 adoption impact:
Commercial portfolio	—	8
Consumer portfolio	—	2
Balance at end of period	$19	$14
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

COVID-19 Impacts on the ACL

Beginning in March 2020, the broader economy experienced a significant deterioration in the macroeconomic environment driven by the COVID-19 pandemic resulting in notable adverse changes to forecasted economic variables utilized in our ACL modeling process. Based on these changes, we utilized a third-party pandemic recessionary scenario from the first quarter of 2020 through the third quarter of 2020 for ACL modeling purposes. At December 31, 2021 and December 31, 2020, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. For our ACL calculation at December 31, 2021, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2020 included, but were not limited to: (i) gross domestic product, which reflects growth of 4% in 2021, (ii) the Dow Jones Total Stock Market Index, which grows steadily throughout the R&S forecast period, (iii) unemployment, which steadily declines and averages 6% over the R&S forecast period and (iv) the Volatility Index, which remains stable over the R&S forecast period. While we have not changed our ACL modeling methodology, we continually assess our key macroeconomic variables and their correlation to our historical and expected portfolio performance. Beginning with the third quarter of 2021, we changed certain macroeconomic variables used for ACL modeling purposes as the new variables better correlate to our historical performance over the economic cycles.

The ACL on loans and leases of $344.3 million at December 31, 2021 decreased $18.8 million, or 5.2%, from December 31, 2020 due to the improving macroeconomic environment and positive credit quality trends. Our ending ACL coverage ratio was 1.38% at December 31, 2021, compared to 1.43% at December 31, 2020. Total provision for credit losses on loans and leases for the year ended December 31, 2021 was a net benefit of $4.9 million, compared to expense of $121.8 million for the year ended December 31, 2020. Net charge-offs on loans and leases were $13.9 million during 2021, compared to $59.8 million during 2020, when the commercial charge-offs were elevated in those portfolios and industries most impacted by COVID-19, such as retail and hospitality-related commercial real estate. The AULC was $19.1 million at December 31, 2021 and included provision expense for unfunded loan commitments and letters of credit of $5.5 million for the year ended December 31, 2021.

Following is a summary of changes in the ACL, by loan and lease class for 2019. We adopted CECL on January 1, 2020.

TABLE 6.3

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Year Ended December 31, 2019
Commercial real estate	$55	$(4)	$4	$—	$5	$60
Commercial and industrial	49	(10)	4	(6)	10	53
Commercial leases	8	—	—	—	3	11
Other	2	(3)	—	(3)	3	2
Total commercial loans and leases	114	(17)	8	(9)	21	126
Direct installment	14	(1)	—	(1)	—	13
Residential mortgages	20	(2)	—	(2)	4	22
Indirect installment	15	(11)	4	(7)	11	19
Consumer lines of credit	10	(2)	—	(2)	1	9
Total consumer loans	59	(16)	4	(12)	16	63
Total allowance on originated loans and leases	173	(33)	12	(21)	37	189
Loans acquired in a business combination	7	(9)	2	(7)	7	7
Total allowance for credit losses on loans and leases	$180	$(42)	$14	$(28)	$44	$196
NOTE 7. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

December 31	2021	2020
(in millions)
Mortgage loans sold with servicing retained	$4,855	$4,653
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

Year Ended December 31	2021	2020	2019
(in millions)
Mortgage loans sold with servicing retained	$1,762	$1,636	$1,381
Pretax net gains resulting from above loan sales (1)	43	70	32
Mortgage servicing fees (1)	12	12	11
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.

Following is a summary of activity relating to MSRs:
TABLE 7.3

Year Ended December 31	2021	2020	2019
(in millions)
Balance at beginning of period	$35.6	$42.6	$36.8
Additions	19.2	16.0	14.3
Payoffs and curtailments	(12.8)	(14.8)	(5.0)
(Impairment charge) / recovery	4.8	(5.8)	(1.0)
Amortization	(2.4)	(2.4)	(2.5)
Balance at end of period	$44.4	$35.6	$42.6
Fair value, beginning of period	$35.6	$45.2	$41.1
Fair value, end of period	46.0	35.6	45.2
We had a $2.5 million valuation allowance for MSRs as of December 31, 2021, compared to $7.3 million at December 31, 2020.
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

December 31	2021	2020
(dollars in millions)
Weighted average life (months)	76.6	66.6
Constant prepayment rate (annualized)	11.2%	13.4%
Discount rate	9.5%	9.5%
Effect on fair value due to change in interest rates:
+0.25%	$3	$2
+0.50%	5	4
-0.25%	(3)	(2)
-0.50%	(7)	(3)
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
TABLE 7.5

December 31	2021	2020
(in millions)
SBA loans sold to investors with servicing retained	$230	$217
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 7.6

Year Ended December 31	2021	2020	2019
(in millions)
SBA loans sold with servicing retained	$64	$33	$23
Pretax gains resulting from above loan sales (1)	8	3	2
SBA servicing fees (1)	2	2	2
(1) Recorded in other non-interest income on the Consolidated Statements of Income.
Following is a summary of the activity in SBA servicing rights:
TABLE 7.7

Year Ended December 31	2021	2020	2019
(in millions)
Balance at beginning of period	$3	$3	$4
Additions	1	1	—
Payoffs, curtailments and amortization	(1)	(1)	(1)
Balance at end of period	$3	$3	$3
Fair value, beginning of period	$3	$3	$4
Fair value, end of period	3	3	3
We had a valuation allowance for SBA servicing rights of $1.1 million as of December 31, 2021 and December 31, 2020.

Following is a summary of key assumptions and the sensitivity of the SBA servicing rights to changes in these assumptions. The declines in fair values were immaterial in the scenarios presented.
TABLE 7.8

December 31	2021	2020
(dollars in millions)
Weighted average life (months)	42	38
Constant prepayment rate	14.8%	17.8%
Discount rate	12.1	13.2
Decline in fair value due to change in interest rates:
1% adverse change	$(0.1)	$(0.1)
2% adverse change	(0.2)	(0.1)
Decline in fair value due to change in constant prepayment rates:
10% adverse change	(0.1)	(0.1)
20% adverse change	(0.2)	(0.1)
Other Loan Servicing
The servicing asset for $0.5 billion in indirect auto loans sold in 2020 with servicing retained totaled $0.3 million at December 31, 2021, compared to $0.7 million at December 31, 2020.

NOTE 8.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:
TABLE 8.1

December 31	2021	2020
(in millions)
Land	$59	$57
Premises	229	231
Equipment	344	311
Finance leases	12	—
	644	599
Accumulated depreciation	(299)	(267)
Total premises and equipment, net	$345	$332
Depreciation expense for premises and equipment is presented in the following table:
TABLE 8.2

December 31	2021	2020	2019
(in millions)
Depreciation expense for premises and equipment	$46	$43	$42

NOTE 9.      GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:
TABLE 9.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Total
Balance at January 1, 2020	$2,231	$8	$23	$2,262
Goodwill (deductions) additions	—	—	—	—
Balance at December 31, 2020	2,231	8	23	2,262
Goodwill (deductions) additions	—	—	—	—
Balance at December 31, 2021	$2,231	$8	$23	$2,262
There were no changes to goodwill during 2021 and 2020.
The following table shows a summary of core deposit intangibles and customer renewal lists:
TABLE 9.2

(in millions)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2021
Gross carrying amount	$197	$18	$215
Accumulated amortization	(160)	(13)	(173)
Net carrying amount	$37	$5	$42
December 31, 2020
Gross carrying amount	$197	$18	$215
Accumulated amortization	(149)	(12)	(161)
Net carrying amount	$48	$6	$54
Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from eight to thirteen years.
The following table summarizes amortization expense recognized:
TABLE 9.3

December 31	2021	2020	2019
(in millions)
Amortization expense	$12	$13	$14

Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2021:
TABLE 9.4

(in millions)
2022	$10
2023	10
2024	8
2025	7
2026	5
Total	$40
Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2021 and 2020 and determined that our intangible assets are not impaired.

NOTE 10.    LEASES
We have operating leases primarily for certain branches, office space, land, and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of December 31, 2021, we had operating lease right-of-use assets and operating lease liabilities of $139.7 million and $148.6 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $11.9 million and $12.0 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of December 31, 2021, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $69.2 million in right-of-use assets and $90.6 million in other liabilities. These operating leases are currently expected to commence in 2023 with lease terms of up to 16 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. The related party operating the lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 10.1

	Twelve Months Ended December 31,
(dollars in millions)	2021	2020	2019
Operating lease cost	$29	$27	$27
Short-term lease cost	1	1	1
Variable lease cost	3	3	4
Total lease cost	$33	$31	$32

Other information related to leases is as follows:
TABLE 10.2

	Twelve Months Ended December 31,
(dollars in millions)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27	$26
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$23	$20
Finance leases	$12	$—
Weighted average remaining lease term (years):
Operating leases	9.83	9.45
Finance leases	23.09	0
Weighted average discount rate:
Operating leases	2.4%	2.6%
Finance leases	1.9%	—%
Maturities of lease liabilities were as follows:
TABLE 10.3

(in millions)	Operating Leases	Finance Leases	Total Leases
December 31, 2021
2022	$26	$—	$26
2023	22	—	22
2024	20	—	20
2025	15	—	15
2026	12	—	12
Later years	75	15	90
Total lease payments	170	15	185
Less: imputed interest	(21)	(3)	(24)
Present value of lease liabilities	$149	$12	$161
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

Unconsolidated VIEs

The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at December 31, 2021 and December 31, 2020.

TABLE 11.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2021
Trust preferred securities (1)	$1	$67	$—
Affordable housing tax credit partnerships	121	34	121
Other investments	28	6	28
Total	$150	$107	$149
December 31, 2020
Trust preferred securities (1)	$1	$66	$—
Affordable housing tax credit partnerships	119	45	119
Other investments	26	8	26
Total	$146	$119	$145
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

The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 11.2

December 31	2021	2020
(in millions)
Proportional amortization method investments included in other assets	$86	$71
Equity method investments included in other assets	1	3
Total LIHTC investments included in other assets	$87	$74
Unfunded LIHTC commitments	$34	$45
The following table summarizes the impact of these LIHTC investments on specific line items of our Consolidated Statements of Income:
TABLE 11.3

	Year Ended December 31
(in millions)	2021	2020	2019
Non-interest income:
Amortization of tax credit investments under equity method, net of tax benefit	$1	$1	$1
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$13	$11	$8
Low-income housing tax credits	(15)	(12)	(9)
Other tax benefits related to tax credit investments	(2)	(2)	(2)
Total impact on provision for income taxes	$(4)	$(3)	$(3)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in SBIC's, Historic Tax Credit investments, and other equity method investments.
NOTE 12.      DEPOSITS
Following is a summary of deposits:
TABLE 12.1

December 31	2021	2020
(in millions)
Non-interest-bearing demand	$10,789	$9,042
Interest-bearing demand	14,409	13,157
Savings	3,669	3,261
Certificates and other time deposits:
Less than $100,000	1,540	1,895
$100,000 through $250,000	866	1,173
Greater than $250,000	453	594
Total certificates and other time deposits	2,859	3,662
Total deposits	$31,726	$29,122

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2021:
TABLE 12.2

(in millions)
2022	$2,047
2023	440
2024	160
2025	103
2026	91
Later years	18
Total	$2,859

NOTE 13.      SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:
TABLE 13.1

December 31	2021	2020
(in millions)
Securities sold under repurchase agreements	$376	$403
Federal Home Loan Bank advances	1,030	1,280
Subordinated notes	130	121
Total short-term borrowings	$1,536	$1,804
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of December 31, 2021 or December 31, 2020. At December 31, 2021, $1.0 billion, or 100.0%, of the short-term FHLB advances were swapped to fixed rates with maturities through 2024. This compares to $1.3 billion, or 100.0%, as of December 31, 2020.
During 2020, we terminated hedges related to $225.0 million of higher-rate short-term FHLB borrowings, which resulted in hedge termination costs of $8.9 million reported in other non-interest income on the Consolidated Statements of Income.
The following represents weighted average interest rates on short-term borrowings:
TABLE 13.2

December 31	2021	2020	2019
Year-to-date average	1.61%	1.53%	2.24%
Period-end	1.61	1.57	1.76

NOTE 14.      LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:
TABLE 14.1

December 31	2021	2020
(in millions)
Federal Home Loan Bank advances	$—	$400
Senior notes	299	299
Subordinated notes	68	81
Junior subordinated debt	67	66
Other subordinated debt	248	249
Total long-term borrowings	$682	$1,095
Scheduled annual maturities for the long-term borrowings for the years following December 31, 2021 are as follows:
TABLE 14.2

(in millions)
2022	$18
2023	336
2024	3
2025	104
2026	6
Later years	215
Total	$682
Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $8.6 billion, of which $1.0 billion was utilized and included in short-term borrowings as of December 31, 2021. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2022. Effective interest rates paid on the long-term advances held during the year ranged from 0.26% to 0.29% for the year ended December 31, 2021 and 0.30% to 0.34% for the year ended December 31, 2020.
During 2020, we reduced higher-rate outstanding long-term FHLB borrowings by $490.0 million, which resulted in a loss on early debt extinguishment of $16.7 million reported in non-interest income on the Consolidated Statements of Income.
Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2029. At December 31, 2021, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rate on the subordinated notes are presented in the following table:
TABLE 14.3

December 31	2021	2020	2019
Subordinated notes weighted average interest rate	3.12%	3.23%	3.33%

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
The following table provides information relating to the Trusts as of December 31, 2021:
TABLE 14.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	1.85%	LIBOR + 165 basis points (bps)
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	1.52%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	1.68%	LIBOR + 146 bps
Total	$72	$3	$67
Other senior and subordinated debt
During 2020, we completed a debt offering in which we issued $300 million aggregate principal amount of senior notes due in 2023. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $297.9 million. These proceeds were used for general corporate purposes, which included investments at the holding company level, capital to support the growth of FNBPA, repurchase of our common shares and refinancing of outstanding indebtedness.

The following table provides information relating to our senior debt and other subordinated debt as of December 31, 2021. These debt issuances are fixed-rate, with the exception of the debt offering in 2019, which is fixed-to-floating rate after February 14, 2024, at which time the floating rate will be LIBOR plus 240 basis points, or an alternative rate that may replace LIBOR, as specified in the prospectus for this offering. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
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
All derivatives are carried on the Consolidated Balance Sheets at fair value and do not take into account the effects of master netting arrangements we have with other financial institutions. Credit risk is included in the determination of the estimated fair value of derivatives. Derivative assets are reported in the Consolidated Balance Sheets in other assets and derivative liabilities are reported in other liabilities. Changes in fair value are recognized in earnings except for certain changes related to derivative instruments designated as part of a cash flow hedging relationship, which are recognized in other comprehensive income.

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 15.1

December 31	2021			2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in millions)		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$2,080	$1	$—	$1,430	$3	$—
Interest rate swaps – not designated	5,547	2	20	4,791	—	37
Total subject to master netting arrangements	7,627	3	20	6,221	3	37
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,547	172	24	4,791	349	—
Interest rate lock commitments – not designated	482	9	—	531	24	—
Forward delivery commitments – not designated	502	1	1	500	—	2
Credit risk contracts – not designated	368	—	—	437	—	1
Total not subject to master netting arrangements	6,899	182	25	6,259	373	3
Total	$14,526	$185	$45	$12,480	$376	$40
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

The following table shows amounts reclassified from AOCI:
TABLE 15.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(in millions)	2021	2020	2019		2021	2020	2019
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5	$(51)	$(22)	Interest income (expense)	$(18)	$(14)	$2
				Other income	—	(9)	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 15.3

	Year Ended December 31,
	2021		2020		2019
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$886	$27	$990	$38	$1,085	$80
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income (1)	2	(20)	(7)	(16)	(1)	3
Amount of gain (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—
(1) For 2020, the amount of loss reclassified from AOCI into net income relating to interest income on loans and leases included an $8.9 million loss reflected in other non-interest income.
As of December 31, 2021, the maximum length of time over which forecasted interest cash flows are hedged is 3.8 years. In the twelve months that follow December 31, 2021, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $9.8 million ($7.6 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2021. During the third quarter of 2020, we terminated $225.0 million of notional value of interest rate contracts - designated subject to master netting arrangements.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the years ended December 31, 2021 and 2020, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Risk participation agreements sold with notional amounts totaling $247.8 million as of December 31, 2021 have remaining terms ranging from seven months to nineteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.2 million and $0.6 million at December 31, 2021 and 2020, respectively. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.2 million, respectively, at December 31, 2021 and $0.2 million and $0.6 million, respectively, at December 31, 2020.

The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 15.4

		Year Ended December 31,
(in millions)	Consolidated Statements of Income Location	2021	2020	2019
Interest rate swaps	Non-interest income - other	$—	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—	—
Forward delivery contracts	Mortgage banking operations	2	(2)	(1)
Credit risk contracts	Non-interest income - other	—	—	—

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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.2 million and $0.3 million as of December 31, 2021 and 2020, respectively, in excess of amounts previously posted as collateral with the respective counterparty.
The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 15.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
December 31, 2021
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	2	—	2	—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$20	$—	$20	$—
Total	$20	$—	$20	$—

December 31, 2020
Derivative Assets
Interest rate contracts:
Designated	$3	$—	$3	$—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$37	$—	$37	$—
Total	$37	$—	$37	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 16.1

December 31	2021	2020
(in millions)
Commitments to extend credit	$11,228	$9,285
Standby letters of credit	194	158
At December 31, 2021, funding of 72.4% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets was $19.2 million and $13.7 million at December 31, 2021 and 2020, respectively. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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

NOTE 17.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We issued 1,113,314 and 2,004,895 restricted stock units during 2021 and 2020, respectively, including 325,284 and 571,932 performance-based restricted stock units during those same periods, respectively. As of December 31, 2021, we had available up to 4,125,588 shares of common stock to issue under this Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 17.1

	2021		2020		2019
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of year	4,322,115	$9.46	2,858,357	$12.56	2,556,174	$13.51
Granted	1,113,314	12.65	2,004,895	6.95	1,182,197	10.94
Net adjustment due to performance	527,975	10.79	47,290	13.00	—	—
Vested	(1,320,646)	12.07	(613,581)	14.41	(655,208)	13.15
Forfeited/expired/canceled	(143,238)	10.65	(203,058)	12.54	(332,814)	12.72
Dividend reinvestment	181,266	12.17	228,212	8.14	108,008	11.84
Unvested units outstanding at end of year	4,680,786	9.71	4,322,115	9.46	2,858,357	12.56

The following table provides certain information related to restricted stock units:
TABLE 17.2

Year Ended December 31	2021	2020	2019
(in millions)
Stock-based compensation expense	$21	$16	$12
Tax benefit related to stock-based compensation expense	4	3	2
Fair value of units vested	16	5	7
As of December 31, 2021, there was $9.0 million of unrecognized compensation cost related to unvested restricted stock units including $0.7 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of December 31, 2021 are as follows:
TABLE 17.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,919,926	1,760,860	4,680,786
Unrecognized compensation expense	$8	$1	$9
Intrinsic value	$35	$21	$56
Weighted average remaining life (in years)	1.73	0.80	1.38

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 17.4

	2021	Weighted Average Exercise Price per Share	2020	Weighted Average Exercise Price per Share	2019	Weighted Average Exercise Price per Share
Options outstanding at beginning of year	196,086	$8.61	246,084	$8.14	458,354	$7.99
Exercised	(28,168)	7.38	(33,945)	5.74	(183,566)	7.86
Forfeited/expired	(591)	6.44	(16,053)	7.38	(28,704)	7.65
Options outstanding and exercisable at end of year	167,327	8.83	196,086	8.61	246,084	8.14

The following table summarizes information about stock options outstanding at December 31, 2021:
TABLE 17.5

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.57 - $5.36	9,439	0.23	$4.83
$5.37 - $8.05	39,549	1.12	6.91
$8.06 - $11.37	118,339	2.76	9.78
	167,327
The intrinsic value of outstanding and exercisable stock options at December 31, 2021 was $0.6 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the Consolidated Balance Sheets for the qualified and non-qualified plans described above (collectively, the Plans):
TABLE 18.1

December 31	2021			2020
	Qualified	Non-Qualified	Total	Qualified	Non-Qualified	Total
(in millions)
Accumulated benefit obligation	$154	$18	$172	$167	$20	$187
Projected benefit obligation at beginning of year	$167	$20	$187	$156	$19	$175
Interest cost	4	—	4	5	1	6
Actuarial loss (gain)	(7)	(1)	(8)	15	2	17
Benefits paid	(10)	(1)	(11)	(9)	(2)	(11)
Projected benefit obligation at end of year	$154	$18	$172	$167	$20	$187
Fair value of plan assets at beginning of year	$189	$—	$189	$173	$—	$173
Actual return on plan assets	22	—	22	20	—	20
Corporation contribution	—	1	1	5	2	7
Benefits paid	(10)	(1)	(11)	(9)	(2)	(11)
Fair value of plan assets at end of year	$201	$—	$201	$189	$—	$189
Funded status of plans	$47	$(18)	$29	$22	$(20)	$2
The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis, reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:
TABLE 18.2

Assumptions at December 31	2021	2020
Weighted average discount rate	2.72%	2.31%
Rates of average increase in compensation levels	3.50	3.50
The discount rate assumption at December 31, 2021 and 2020 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and OCI for the Plans included the following components:
TABLE 18.3

Year Ended December 31	2021	2020	2019
(in millions)
Interest cost	$4	$6	$7
Expected return on plan assets	(12)	(13)	(11)
Actuarial loss amortization	3	3	2
Total pension cost	(5)	(4)	(2)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Current year actuarial (gain) loss	(18)	10	1
Amortization of actuarial loss	(3)	(3)	(2)
Total amount recognized in other comprehensive (loss) income	(21)	7	(1)
Total amount recognized in net periodic benefit cost (gain) and other comprehensive (loss) income	$(26)	$3	$(3)
The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:
TABLE 18.4

Assumptions for the Year Ended December 31	2021	2020	2019
Weighted average discount rate	2.31%	3.17%	4.16%
Rates of increase in compensation levels	3.50	3.50	3.50
Expected long-term rate of return on assets	6.75	7.25	7.25
The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes. The expected long-term rate of return on plan assets was reduced to 6.75% effective January 1, 2021.
The change in plan assets reflects benefits paid from the qualified pension plans of $9.9 million and $10.0 million for 2021 and 2020, respectively. We made contributions to the RIP of $5.0 million during both 2020 and 2019. We did not make a contribution to the RIP in 2021. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $1.4 million for 2021 and $1.5 million for 2020.
The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2021:
TABLE 18.5

(in millions)
Expected employer contributions:	2022	$1
Expected benefit payments:	2022	10
	2023	10
	2024	11
	2025	11
	2026	10
	2027 – 2031	51
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
TABLE 18.6

Year Ended December 31	2021	2020	2019
(in millions)
401(k) contribution expense	$19	$17	$15
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
The following table presents asset allocations for our pension plans as of December 31, 2021 and 2020, and the target allocation for 2022, by asset category:
TABLE 18.7

	Target Allocation	Percentage of Plan Assets
December 31	2022	2021	2020
Asset Category
Equity securities	45 - 65	64%	63%
Debt securities	30 - 50	33	36
Cash equivalents	0 - 10	3	1
At December 31, 2021 and 2020, equity securities included 367,500 and 450,000 shares, respectively, of our common stock, representing 2.2% and 2.1% of total plan assets at December 31, 2021 and 2020, respectively. Dividends received on our common stock held by the Plan were $0.2 million for both 2021 and 2020.

The fair values of our pension plan assets by asset category are as follows:
TABLE 18.8

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Asset Class
Cash	$7	$—	$—	$7
Equity securities:
F.N.B. Corporation	4	—	—	4
Other large-cap U.S. financial services companies	3	—	—	3
Other large-cap U.S. companies	67	—	—	67
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	5	—	—	5
U.S. mid-cap equity index funds	6	—	—	6
Non-U.S. equities growth fund	17	—	—	17
U.S. equity funds:
U.S. mid-cap	14	—	—	14
U.S. small-cap	5	—	—	5
Other	5	—	—	5
Fixed income securities:
U.S. government agencies	—	44	—	44
Fixed income mutual funds:
U.S. investment-grade fixed income securities	23	—	—	23
Total	$157	$44	$—	$201

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Asset Class
Cash	$2	$—	$—	$2
Equity securities:
F.N.B. Corporation	4	—	—	4
Other large-cap U.S. financial services companies	3	—	—	3
Other large-cap U.S. companies	60	—	—	60
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	5	—	—	5
U.S. mid-cap equity index funds	6	—	—	6
Non-U.S. equities growth fund	16	—	—	16
U.S. equity funds:
U.S. mid-cap	13	—	—	13
U.S. small-cap	5	—	—	5
Other	5	—	—	5
Fixed income securities:
U.S. government agencies	—	45	—	45
Fixed income mutual funds:
U.S. investment-grade fixed income securities	24	—	—	24
Total	$144	$45	$—	$189
The classifications for Level 1, Level 2 and Level 3 are discussed in Note 25, “Fair Value Measurements.”

NOTE 19.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense consist of the following:
TABLE 19.1

Year Ended December 31	2021	2020	2019
(in millions)
Current income taxes:
Federal taxes	$79	$71	$47
State taxes	4	5	4
Total current income taxes	83	76	51
Deferred income taxes:
Federal taxes	12	(20)	30
State taxes	3	1	3
Total deferred income taxes	15	(19)	33
Total income taxes	$98	$57	$84
The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:
TABLE 19.2

Year Ended December 31	2021	2020	2019
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.1	1.6	1.1
Tax-exempt interest	(1.7)	(2.8)	(2.2)
Cash surrender value on BOLI	(0.5)	(0.8)	(0.5)
Tax credits	(3.2)	(6.3)	(4.2)
Affordable housing cost amortization, net of tax benefits	2.2	2.5	1.4
Other items	0.7	1.5	1.1
Effective tax rate	19.6%	16.7%	17.7%
The effective tax rates in 2021, 2020 and 2019, respectively, were lower than the 21% statutory federal tax rate primarily due to the tax benefits resulting from renewable energy investment and historic tax credits, tax-exempt income on investments and loans and income from BOLI. For the years ended December 31, 2021, 2020 and 2019, we recognized net investment tax credits, under IRC section 48, of $0.0 million, $8.3 million and $7.9 million, respectively, using the flow-through method of accounting for income tax credits.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. DTAs and DTLs are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The following table presents the tax effects of significant temporary differences that give rise to federal and state DTAs and DTLs:
TABLE 19.3

December 31	2021	2020
(in millions)
Deferred tax assets:
Allowance for credit losses	$76	$80
Discounts on loans acquired in a business combination	8	16
Net operating loss/tax credit carryforwards	37	38
Deferred compensation	14	12
Securities impairments	1	1
Pension and other defined benefit plans	—	2
Lease liability	36	30
Net unrealized securities losses	4	—
Other	13	14
Total	189	193
Valuation allowance	(34)	(33)
Total deferred tax assets	155	160
Deferred tax liabilities:
Loan costs	(6)	(6)
Depreciation	(11)	(12)
Prepaid expenses	(1)	(1)
Amortizable intangibles	(11)	(13)
Pension and other defined benefit plans	(4)	—
Lease financing	(33)	(32)
Mortgage servicing rights	(10)	(8)
Lease ROU asset	(34)	(28)
Net unrealized securities gains	—	(7)
Other	(2)	(2)
Total deferred tax liabilities	(112)	(109)
Net deferred tax assets	$43	$51
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the DTAs or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable DTAs. As of December 31, 2021, the valuation allowance of $33.7 million primarily includes unused federal and state net operating loss carryforwards expiring from 2022 to 2041 and $3.3 million of state tax credit carryforwards. We anticipate that neither the state net operating loss and state tax credit carryforwards nor the other net DTAs at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the DTAs related to these items.
As of December 31, 2021, we had approximately $17.2 million of federal net operating loss and built-in loss carryforwards and $2.4 million of state tax credit carryforwards, net of valuation allowances. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2036. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no additional valuation allowance against the recorded DTA is warranted.
Uncertain Tax Positions

We account for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2021 and 2020, we have approximately $2.7 million and $2.0 million, respectively, of unrecognized tax benefits related to uncertain tax positions.

As of December 31, 2021, $2.5 million of these tax benefits would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2018, with the exception of an outstanding refund request on an amended 2017 federal tax return filing. We are no longer subject to state income tax examinations for years prior to 2018, with the exception of an outstanding refund request on an amended 2017 state tax return filing. We anticipate that a reduction in the unrecognized tax benefit of up to $0.1 million may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

NOTE 20.      OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component:
TABLE 20.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2021
Balance at beginning of period	$65	$(40)	$(64)	$(39)
Other comprehensive (loss) income before reclassifications	(57)	4	16	(37)
Amounts reclassified from AOCI	—	14	—	14
Net current period other comprehensive (loss) income	(57)	18	16	(23)
Balance at end of period	$8	$(22)	$(48)	$(62)
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
NOTE 21.      EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 21.1

Year Ended December 31	2021	2020	2019
(dollars in millions, except per share data)
Net income	$405	$286	$387
Less: Preferred stock dividends	8	8	8
Net income available to common stockholders	$397	$278	$379
Basic weighted average common shares outstanding	319,791,100	323,368,639	324,938,720
Net effect of dilutive stock options, warrants and restricted stock	3,690,388	2,119,325	1,122,418
Diluted weighted average common shares outstanding	323,481,488	325,487,964	326,061,138
Earnings per common share:
Basic	$1.24	$0.86	$1.17
Diluted	$1.23	$0.85	$1.16

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 21.2

Year Ended December 31	2021	2020	2019
Average shares excluded from the diluted earnings per common share calculation	—	22,375	—

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
As of December 31, 2021, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the respective regulatory frameworks. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:
TABLE 22.1

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
F.N.B. Corporation:
Total capital	$3,531	12.18%	$2,899	10.00%	$3,044	10.50%
Tier 1 capital	2,984	10.29	1,739	6.00	2,464	8.50
Common equity tier 1	2,877	9.92	n/a	n/a	2,029	7.00
Leverage	2,984	7.99	n/a	n/a	1,493	4.00
Risk-weighted assets	28,991
FNBPA:
Total capital	3,695	12.77	2,893	10.00	3,038	10.50
Tier 1 capital	3,098	10.71	2,314	8.00	2,459	8.50
Common equity tier 1	3,018	10.43	1,880	6.50	2,025	7.00
Leverage	3,098	8.31	1,864	5.00	1,491	4.00
Risk-weighted assets	28,930

As of December 31, 2020
F.N.B. Corporation:
Total capital	$3,324	12.33%	$2,695	10.00%	$2,830	10.50%
Tier 1 capital	2,759	10.24	1,617	6.00	2,291	8.50
Common equity tier 1	2,652	9.84	n/a	n/a	1,886	7.00
Leverage	2,759	7.83	n/a	n/a	1,410	4.00
Risk-weighted assets	26,948
FNBPA:
Total capital	3,400	12.64	2,690	10.00	2,825	10.50
Tier 1 capital	2,882	10.71	2,152	8.00	2,287	8.50
Common equity tier 1	2,802	10.42	1,749	6.50	1,883	7.00
Leverage	2,882	8.19	1,760	5.00	1,408	4.00
Risk-weighted assets	26,902
(1) Reflects the well-capitalized standard under Regulation Y for F.N.B. Corporation and the prompt corrective action framework for FNBPA.
The FRB eliminated the reserve requirement for thousands of depository institutions, although FNBPA still maintains deposits with the FRB for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2021, our subsidiaries had $462.1 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $717.2 million at December 31, 2021.

NOTE 23.      CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 23.1

Year Ended December 31	2021	2020	2019
(in millions)
Interest paid on deposits and other borrowings	$101	$216	$329
Income taxes paid	74	57	40
Transfers of loans to other real estate owned	4	3	15
Loans transferred to held for sale from portfolio	—	537	389
Loans transferred to portfolio from held for sale	—	—	110
We did not have any restricted cash as of December 31, 2021, 2020 or 2019.

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
•The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage (under a third-party arrangement) and investment advisory services, mutual funds and annuities.
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
TABLE 24.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2021
Interest income	$1,003	$—	$—	$2	$1,005
Interest expense	86	—	—	12	98
Net interest income	917	—	—	(10)	907
Provision for credit losses	(1)	—	—	2	1
Non-interest income	251	61	24	(6)	330
Non-interest expense (1)	653	39	21	8	721
Amortization of intangibles	11	—	1	—	12
Income tax expense (benefit)	100	5	—	(7)	98
Net income (loss)	405	17	2	(19)	405
Total assets	39,396	37	34	46	39,513
Total intangibles	2,268	9	27	—	2,304

At or for the Year Ended December 31, 2020
Interest income	$1,129	$—	$—	$1	$1,130
Interest expense	188	—	—	20	208
Net interest income	941	—	—	(19)	922
Provision for credit losses	123	—	—	—	123
Non-interest income	233	49	22	(10)	294
Non-interest expense (1)	675	35	19	8	737
Amortization of intangibles	12	—	1	—	13
Income tax expense (benefit)	61	3	—	(7)	57
Net income (loss)	303	11	2	(30)	286
Total assets	37,245	38	35	36	37,354
Total intangibles	2,279	9	28	—	2,316

At or for the Year Ended December 31, 2019
Interest income	$1,245	$—	$—	$2	$1,247
Interest expense	310	—	—	20	330
Net interest income	935	—	—	(18)	917
Provision for credit losses	44	—	—	—	44
Non-interest income	237	46	20	(9)	294
Non-interest expense (1)	621	34	17	10	682
Amortization of intangibles	13	—	1	—	14
Income tax expense (benefit)	88	3	—	(7)	84
Net income (loss)	406	9	2	(30)	387
Total assets	34,491	32	35	57	34,615
Total intangibles	2,291	10	28	—	2,329
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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
These securities are recorded at fair value on a recurring basis. At December 31, 2021, 100.0% of AFS securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2021 and 2020, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and is classified as Level 3.
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
Other Real Estate Owned
OREO is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations and these properties are subject to federal regulatory holding period requirements. OREO acquired in settlement of indebtedness is recorded at fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record non-recurring fair value adjustments. Fair value is generally based upon appraisals by licensed or certified appraisers and other market information and is classified as Level 3.
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 25.2

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$204	$—	$—	$204
U.S. government agencies	—	155	—	155
U.S. government-sponsored entities	—	192	—	192
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,357	—	1,357
Agency collateralized mortgage obligations	—	1,186	—	1,186
Commercial mortgage-backed securities	—	297	—	297
States of the U.S. and political subdivisions (municipals)	—	33	—	33
Other debt securities	—	2	—	2
Total debt securities available for sale	204	3,222	—	3,426
Loans held for sale	—	269	—	269
Derivative financial instruments
Trading	—	174	—	174
Not for trading	—	2	9	11
Total derivative financial instruments	—	176	9	185
Total assets measured at fair value on a recurring basis	$204	$3,667	$9	$3,880
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$44	$—	$44
Not for trading	—	1	—	1
Total derivative financial instruments	—	45	—	45
Total liabilities measured at fair value on a recurring basis	$—	$45	$—	$45

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2020
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$600	$—	$—	$600
U.S. government agencies	—	172	—	172
U.S. government-sponsored entities	—	161	—	161
Residential mortgage-backed securities
Agency mortgage-backed securities	—	994	—	994
Agency collateralized mortgage obligations	—	1,124	—	1,124
Commercial mortgage-backed securities	—	378	—	378
States of the U.S. and political subdivisions (municipals)	—	32	—	32
Other debt securities	—	2	—	2
Total debt securities available for sale	600	2,863	—	3,463
Loans held for sale	—	144	—	144
Derivative financial instruments
Trading	—	349	—	349
Not for trading	—	3	24	27
Total derivative financial instruments	—	352	24	376
Total assets measured at fair value on a recurring basis	$600	$3,359	$24	$3,983
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$37	$—	$37
Not for trading	—	3	—	3
Total derivative financial instruments	—	40	—	40
Total liabilities measured at fair value on a recurring basis	$—	$40	$—	$40

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 25.3

(in millions)	Interest Rate Lock Commitments	Total
Year Ended December 31, 2021
Balance at beginning of period	$24	$24
Purchases, issuances, sales and settlements:
Issuances	9	9
Settlements	(24)	(24)
Balance at end of period	$9	$9
Year Ended December 31, 2020
Balance at beginning of period	$3	$3
Purchases, issuances, sales and settlements:
Issuances	24	24
Settlements	(3)	(3)
Balance at end of period	$24	$24
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels during 2021 or 2020.
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
TABLE 25.4

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Collateral dependent loans	$—	$—	$20	$20
Other assets - MSRs	—	—	10	10
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	2	2
December 31, 2020
Collateral dependent loans	$—	$—	$45	$45
Other assets - MSRs	—	—	36	36
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	3	3
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the twelve months ended December 31, 2021 and 2020, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during 2021 had a carrying amount of $19.6 million which includes an allocated ACL of $10.0 million. The ACL includes a provision applicable to the current period fair value measurements of $0.5 million, which was included in provision for credit losses for 2021.
MSRs measured at fair value on a non-recurring basis had a carrying value of $10.3 million, which included a valuation allowance of $2.5 million, as of December 31, 2021. The valuation allowance includes a recovery of $4.8 million included in earnings for 2021. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $3.2 million, which included a valuation allowance of $1.1 million as of December 31, 2021. The valuation allowance includes a recovery of $0.1 million included in earnings for 2021.
OREO measured at fair value on a non-recurring basis during 2021 had a carrying amount of $1.5 million which included a valuation allowance of $0.5 million, as of December 31, 2021. The valuation allowance includes a loss of $0.5 million, which was included in earnings for 2021.
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
The fair values of our financial instruments are as follows:
TABLE 25.5

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Financial Assets
Cash and cash equivalents	$3,493	$3,493	$3,493	$—	$—
Debt securities available for sale	3,426	3,426	204	3,222	—
Debt securities held to maturity	3,463	3,506	—	3,506	—
Net loans and leases, including loans held for sale	24,919	24,518	—	269	24,249
Loan servicing rights	47	49	—	—	49
Derivative assets	185	185	—	176	9
Accrued interest receivable	76	76	76	—	—
Financial Liabilities
Deposits	31,726	31,725	28,867	2,858	—
Short-term borrowings	1,536	1,536	1,536	—	—
Long-term borrowings	682	704	—	—	704
Derivative liabilities	45	45	—	45	—
Accrued interest payable	10	10	10	—	—
December 31, 2020
Financial Assets
Cash and cash equivalents	$1,383	$1,383	$1,383	$—	$—
Debt securities available for sale	3,463	3,463	600	2,863	—
Debt securities held to maturity	2,868	2,973	—	2,973	—
Net loans and leases, including loans held for sale	25,250	25,012	—	144	24,868
Loan servicing rights	39	39	—	—	39
Derivative assets	376	376	—	352	24
Accrued interest receivable	90	90	90	—	—
Financial Liabilities
Deposits	29,122	29,158	25,460	3,698	—
Short-term borrowings	1,804	1,809	1,809	—	—
Long-term borrowings	1,095	1,068	—	—	1,068
Derivative liabilities	40	40	—	40	—
Accrued interest payable	13	13	13	—	—

NOTE 26.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the Consolidated Financial Statements.
TABLE 26.1

Balance Sheets (in millions) December 31	2021	2020
Assets
Cash and cash equivalents	$295	$380
Other assets	15	10
Investment in bank subsidiary	5,246	5,064
Investments in and advances to non-bank subsidiaries	461	371
Total Assets	$6,017	$5,825
Liabilities
Other liabilities	$41	$40
Advances from affiliates	197	197
Long-term borrowings	621	621
Subordinated notes:
Short-term	7	7
Long-term	1	1
Total Liabilities	867	866
Stockholders’ Equity	5,150	4,959
Total Liabilities and Stockholders’ Equity	$6,017	$5,825
TABLE 26.2

Statements of Income (in millions) Year Ended December 31	2021	2020	2019
Income
Dividend income from subsidiaries:
Bank	$215	$300	$179
Non-bank	5	4	2
	220	304	181
Interest income	13	6	—
Total Income	233	310	181
Expenses
Interest expense	25	25	19
Other expenses	17	18	18
Total Expenses	42	43	37
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	191	267	144
Income tax benefit	7	7	7
	198	274	151
Equity in undistributed income (loss) of subsidiaries:
Bank	207	15	236
Non-bank	—	(3)	—
Net Income	$405	$286	$387

TABLE 26.3

Statements of Cash Flows (in millions) Year Ended December 31	2021	2020	2019
Operating Activities
Net income	$405	$286	$387
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(207)	(12)	(236)
Other, net	(2)	13	2
Net cash flows provided by operating activities	196	287	153
Investing Activities
Net increase in advances to subsidiaries	(78)	—	—
Payment for further investment in subsidiaries	(12)	(270)	(47)
Net cash flows used in investing activities	(90)	(270)	(47)
Financing Activities
Decrease in long-term debt	(2)	(4)	(77)
Increase in long-term debt	2	302	121
Other, net	(27)	(21)	12
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(156)	(157)	(157)
Net cash flows provided by (used in) financing activities	(191)	112	(109)
Net Increase (Decrease) in Cash and Cash Equivalents	(85)	129	(3)
Cash and cash equivalents at beginning of year	380	251	254
Cash and Cash Equivalents at End of Year	$295	$380	$251
Cash paid during the year for:
Interest	$25	$26	$20

NOTE 27.    MERGERS AND ACQUISITIONS

Howard Bancorp, Inc.

On January 22, 2022, we completed our acquisition of Howard, a bank holding company headquartered in Baltimore City, Maryland. The acquisition enhances our presence in the Mid-Atlantic Region. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations. On the acquisition date, Howard had assets with a net book value of approximately $2.4 billion, including $1.8 billion in loans, and deposits with a net book value of approximately $1.8 billion. The acquisition was valued at approximately $443 million and resulted in the issuance of 34,074,495 shares of our common stock in exchange for 18,930,329 shares of Howard common stock. We also acquired restricted stock units and the fully vested outstanding stock options of Howard.

The merger will be accounted for in accordance with the acquisition method of accounting. Preliminary fair values for all assets and liabilities are not reported herein as we are undertaking a comprehensive review and determination of the fair values of the assets and liabilities of Howard to ensure that they conform to the measurement and reporting guidance set forth for the accounting for business combinations. Determining the fair value of assets and liabilities, especially in the loan portfolio, is a complex process involving significant judgment regarding estimates and assumptions used to calculate fair values. Accordingly, the initial accounting for the merger is not complete.

Goodwill related to the transaction is expected to be recorded in the Community Banking business segment and will not be deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes.

We incurred merger expenses of $1.8 million related to the Howard acquisition for the year ended December 31, 2021.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d –15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
NONE.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
NONE.

PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2022. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Information About Our Executive Officers" after Part I, Item 4, of this Report.

ITEM 11.    EXECUTIVE COMPENSATION
Information relating to this item is provided in FNB’s definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2022. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that FNB specifically incorporates it by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS
With the exception of the equity compensation plan information provided below, the information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2022. Such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,680,786	(1)	n/a	4,125,588	(2)
Equity compensation plans not approved by security holders	167,327	(3)	$8.83	n/a
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2022. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2022. Such information is incorporated herein by reference.
Our independent registered public accounting firm is Ernst and Young LLP, located in Pittsburgh, PA and their Public Company Accounting Oversight Board (United States) firm identification number is 42.

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

2.2.
Agreement and Plan of Merger, dated as of July 12, 2021, between F.N.B. Corporation and Howard Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of FNB's Current Report on Form 8-K filed on July 13, 2021).

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

4.9.	There are no instruments with respect to long-term debt of FNB and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of FNB and its subsidiaries on a consolidated basis. FNB agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of FNB and its subsidiaries upon request.

10.1. (P)	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of our executive officers. (Incorporated by reference to Exhibit 10.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.3.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on December 22, 2008). *

10.4. (P)	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.6.	F.N.B. Corporation Incentive Compensation Plan. (Incorporated by reference to Annex B of FNB’s 2020 Proxy Statement filed on March 27, 2020). *

Exhibit Number	Description

10.10.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.11.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

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

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 24, 2022
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 24, 2022
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller and Senior Vice President	February 24, 2022
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 24, 2022
Pamela A. Bena

/s/ William B. Campbell	Director	February 24, 2022
William B. Campbell

/s/ James D. Chiafullo	Director	February 24, 2022
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 24, 2022
Mary Jo Dively

/s/ Robert A. Hormell	Director	February 24, 2022
Robert A. Hormell

/s/ David J. Malone	Director	February 24, 2022
David J. Malone

/s/ Frank C. Mencini	Director	February 24, 2022
Frank C. Mencini

/s/ David L. Motley	Director	February 24, 2022
David L. Motley

/s/ Heidi A. Nicholas	Director	February 24, 2022
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 24, 2022
John S. Stanik

/s/ William J. Strimbu	Director	February 24, 2022
William J. Strimbu