Form 10-Q
period 2022-03-31
FNB CORP/PA/
filed 2022-05-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2022
Common Stock, $0.01 Par Value	351,470,171	Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$436	$337
Interest-bearing deposits with banks	3,421	3,156
Cash and Cash Equivalents	3,857	3,493
Debt securities available for sale (amortized cost of $3,600 and $3,416; allowance for credit losses of $0 and $0)	3,446	3,426
Debt securities held to maturity (fair value of $3,364 and $3,506; allowance for credit losses of $0 and $0)	3,513	3,463
Loans held for sale (includes $214 and $269 measured at fair value) (1)	253	295
Loans and leases, net of unearned income of $36 and $36	26,839	24,968
Allowance for credit losses on loans and leases	(371)	(344)
Net Loans and Leases	26,468	24,624
Premises and equipment, net	394	345
Goodwill	2,434	2,262
Core deposit and other intangible assets, net	59	42
Bank owned life insurance	627	546
Other assets	971	1,017
Total Assets	$42,022	$39,513
Liabilities
Deposits:
Non-interest-bearing demand	$11,729	$10,789
Interest-bearing demand	15,256	14,409
Savings	3,970	3,669
Certificates and other time deposits	2,949	2,859
Total Deposits	33,904	31,726
Short-term borrowings	1,425	1,536
Long-term borrowings	713	682
Other liabilities	541	419
Total Liabilities	36,583	34,363
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 363,773,858 and 329,464,669 shares	4	3
Additional paid-in capital	4,560	4,109
Retained earnings	1,118	1,110
Accumulated other comprehensive loss	(202)	(62)
Treasury stock – 12,862,828 and 10,531,177 shares at cost	(148)	(117)
Total Stockholders’ Equity	5,439	5,150
Total Liabilities and Stockholders’ Equity	$42,022	$39,513
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2022	2021
Interest Income
Loans and leases, including fees	$221	$221
Securities:
Taxable	24	22
Tax-exempt	7	8
Other	2	—
Total Interest Income	254	251
Interest Expense
Deposits	8	15
Short-term borrowings	6	7
Long-term borrowings	6	6
Total Interest Expense	20	28
Net Interest Income	234	223
Provision for credit losses	18	6
Net Interest Income After Provision for Credit Losses	216	217
Non-Interest Income
Service charges	31	28
Trust services	10	9
Insurance commissions and fees	8	7
Securities commissions and fees	6	6
Capital markets income	7	8
Mortgage banking operations	7	16
Dividends on non-marketable equity securities	2	2
Bank owned life insurance	3	3
Other	4	4
Total Non-Interest Income	78	83
Non-Interest Expense
Salaries and employee benefits	112	107
Net occupancy	18	16
Equipment	18	17
Amortization of intangibles	3	3
Outside services	17	17
Marketing	3	3
FDIC insurance	5	5
Bank shares and franchise taxes	4	4
Merger-related	29	—
Other	18	13
Total Non-Interest Expense	227	185
Income Before Income Taxes	67	115
Income taxes	14	22
Net Income	53	93
Preferred stock dividends	2	2
Net Income Available to Common Stockholders	$51	$91
Earnings per Common Share
Basic	$0.15	$0.28
Diluted	0.15	0.28
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2022	2021
Net income	$53	$93
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(36) and $(6)	(128)	(21)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(4) and $1	(15)	4
Reclassification adjustment for gains included in net income, net of tax expense of $0 and $1	2	4
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0 and $0	1	1
Other Comprehensive Income (Loss)	(140)	(12)
Comprehensive Income (Loss)	$(87)	$81
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Three Months Ended March 31, 2021
Balance at beginning of period	$107	$3	$4,087	$869	$(39)	$(68)	$4,959
Comprehensive income				93	(12)		81
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	1			(1)	—
Repurchase of common stock						(36)	(36)
Restricted stock compensation			11				11
Balance at end of period	$107	$3	$4,099	$921	$(51)	$(105)	$4,974
Three Months Ended March 31, 2022
Balance at beginning of period	$107	$3	$4,109	$1,110	$(62)	$(117)	$5,150
Comprehensive income				53	(140)		(87)
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	1			(1)	—
Issuance of common stock - acquisitions		1	442				443
Repurchase of common stock						(30)	(30)
Restricted stock compensation			8				8
Balance at end of period	$107	$4	$4,560	$1,118	$(202)	$(148)	$5,439
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$53	$93
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	15	1
Provision for credit losses	18	6
Deferred tax expense (benefit)	5	(1)
Loans originated for sale	(354)	(566)
Loans sold	410	550
Net gain on sale of loans	(15)	(16)
Net change in:
Interest receivable	2	1
Interest payable	(2)	(4)
Bank owned life insurance, excluding purchases	(1)	—
Other, net	227	151
Net cash flows provided by operating activities	358	215
Investing Activities
Net change in loans and leases, excluding sales and transfers	(74)	(59)
Debt securities available for sale:
Purchases	(398)	(567)
Sales	287	—
Maturities/payments	244	835
Debt securities held to maturity:
Purchases	(243)	(365)
Maturities/payments	190	188
Increase in premises and equipment	(27)	(8)
Net cash received in business acquisition	75	—
Net cash flows provided by investing activities	54	24
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	478	1,510
Time deposits	(131)	(278)
Short-term borrowings	(125)	(117)
Proceeds from issuance of long-term borrowings	3	4
Repayment of long-term borrowings	(206)	(7)
Repurchases of common stock	(30)	(36)
Cash dividends paid:
Preferred stock	(2)	(2)
Common stock	(43)	(39)
Other, net	8	11
Net cash flows (used in) provided by financing activities	(48)	1,046
Net Increase in Cash and Cash Equivalents	364	1,285
Cash and cash equivalents at beginning of period	3,493	1,383
Cash and Cash Equivalents at End of Period	$3,857	$2,668
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2022
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of March 31, 2022, we had 341 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and stockholders' equity. Events occurring subsequent to March 31, 2022 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results FNB expects for the full year. These interim unaudited Consolidated Financial

Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets, income taxes and deferred tax assets and litigation reserves, which are listed in the critical accounting estimates. For a detailed description of our significant accounting policies and critical accounting estimates, see Note 1, "Summary of Significant Accounting Policies" and the "Application of Critical Accounting Policies" section in the MD&A, both in our 2021 Annual Report on Form 10-K.

NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the FASB that we recently adopted or will be adopting in the future.
TABLE 2.1

Standard	Description	Financial Statements Impact
Troubled Debt Restructuring and Charge-offs
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
This Update eliminates the recognition and measurement guidance on TDRs for creditors that have adopted ASC 326 and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty.

This Update also requires public business entities to present current-period gross write-offs by year of origination in their vintage disclosures.
This Update is to be applied using a prospective method. For the transition method related to TDRs, an entity has the option to apply a modified retrospective transition method.

Early adoption of this Update is permitted. An entity is allowed to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. We are currently assessing the potential impact to our consolidated financial statements.

NOTE 3.    MERGERS AND ACQUISITIONS
Howard Bancorp, Inc.

On January 22, 2022, we completed our acquisition of Howard, a bank holding company headquartered in Baltimore City, Maryland. The acquisition enhances our presence in the Mid-Atlantic Region. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations. On the acquisition date, Howard had assets with a net book value of approximately $2.4 billion, including $1.8 billion in both loans and deposits. The acquisition was valued at approximately $443 million and resulted in the issuance of 34,074,495 shares of our common stock in exchange for 18,930,329 shares of Howard common stock. We also acquired restricted stock units and the fully vested outstanding stock options of Howard.

The merger was accounted for in accordance with the acquisition method of accounting. Preliminary fair values for all assets and liabilities are presented below. Determining the fair value of assets and liabilities is a complex process involving significant judgment regarding estimates and assumptions used to calculate fair values. Accordingly, the initial accounting for the merger is not complete.
TABLE 3.1

(in millions)	Howard
Fair value of consideration paid	$443
Fair value of identifiable assets acquired:
Cash and cash equivalents	75
Securities	321
Loans	1,780
Core deposit and other intangible assets	19
Fixed and other assets	167
Total identifiable assets acquired	2,362
Fair value of liabilities assumed:
Deposits	1,831
Borrowings	247
Other liabilities	13
Total liabilities assumed	2,091
Fair value of net identifiable assets acquired	271
Goodwill recognized	$172
Goodwill related to the transaction was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses of $28.6 million related to the Howard acquisition for the first three months of 2022.
We continue to analyze the valuations assigned to the acquired assets and assumed liabilities. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans is not yet final. In addition, we are reviewing third-party valuations on acquired premises and core deposit intangibles. We are also assessing the valuation on deferred taxes, deposits and debt.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. We consider various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, TDR classification, Fair Isaac Corporation (FICO) scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Howard acquisition, we acquired PCD loans and leases of $186.9 million. We established an ACL at acquisition of $10.0 million with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $5.4 million and the Day 1 fair value was $171.5 million.
We integrated the systems and the operating activities of Howard into FNB in February. Due to that integration, it is impracticable to disclose the revenue from the Howard assets acquired and income before income taxes subsequent to the acquisition.

NOTE 4.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at March 31, 2022 and December 31, 2021. Accrued interest receivable on AFS debt securities totaled $6.9 million and $7.3 million at March 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
March 31, 2022
U.S. Treasury	$205	$—	$(11)	$194
U.S. government agencies	140	1	—	141
U.S. government-sponsored entities	214	—	(10)	204
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,440	1	(54)	1,387
Agency collateralized mortgage obligations	1,236	—	(67)	1,169
Commercial mortgage-backed securities	320	—	(12)	308
States of the U.S. and political subdivisions (municipals)	33	—	(2)	31
Other debt securities	12	—	—	12
Total debt securities AFS	$3,600	$2	$(156)	$3,446

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2021
U.S. Treasury	$205	$—	$(1)	$204
U.S. government agencies	154	1	—	155
U.S. government-sponsored entities	194	—	(2)	192
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,342	19	(4)	1,357
Agency collateralized mortgage obligations	1,192	11	(17)	1,186
Commercial mortgage-backed securities	294	5	(2)	297
States of the U.S. and political subdivisions (municipals)	33	—	—	33
Other debt securities	2	—	—	2
Total debt securities AFS	$3,416	$36	$(26)	$3,426

The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM municipal bond portfolio was $0.12 million and $0.05 million at March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on HTM debt securities totaled $11.1 million and $12.3 million at March 31, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.
TABLE 4.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
March 31, 2022
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,261	1	(53)	1,209
Agency collateralized mortgage obligations	943	—	(55)	888
Commercial mortgage-backed securities	328	—	(16)	312
States of the U.S. and political subdivisions (municipals)	974	4	(30)	948
Other debt securities	5	—	—	5
Total debt securities HTM	$3,513	$5	$(154)	$3,364

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2021
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,191	15	(5)	1,201
Agency collateralized mortgage obligations	930	5	(12)	923
Commercial mortgage-backed securities	323	3	(2)	324
States of the U.S. and political subdivisions (municipals)	1,017	39	—	1,056
Total debt securities HTM	$3,463	$62	$(19)	$3,506

There were no significant gross gains or gross losses realized on securities during the three months ended March 31, 2022 or 2021.

As of March 31, 2022, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9	$9	$1	$1
Due after one year but within five years	434	412	23	23
Due after five years but within ten years	106	105	141	137
Due after ten years	55	56	816	794
	604	582	981	955
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,440	1,387	1,261	1,209
Agency collateralized mortgage obligations	1,236	1,169	943	888
Commercial mortgage-backed securities	320	308	328	312
Total debt securities	$3,600	$3,446	$3,513	$3,364
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

(dollars in millions)	March 31, 2022	December 31, 2021
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,712	$5,660
As collateral for short-term borrowings	403	392
Securities pledged as a percent of total securities	87.9%	87.9%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of continuous loss position:

TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
March 31, 2022
U.S. Treasury	4	$194	$(11)	—	$—	$—	4	$194	$(11)
U.S. government agencies	6	50	—	9	7	—	15	57	—
U.S. government-sponsored entities	11	181	(8)	1	23	(2)	12	204	(10)
Residential mortgage-backed securities:
Agency mortgage-backed securities	101	1,346	(54)	—	—	—	101	1,346	(54)
Agency collateralized mortgage obligations	60	952	(49)	7	196	(18)	67	1,148	(67)
Commercial mortgage-backed securities	11	250	(10)	2	31	(2)	13	281	(12)
States of the U.S. and political subdivisions (municipals)	12	27	(1)	1	3	(1)	13	30	(2)
Other debt securities	5	6	—	1	2	—	6	8	—
Total	210	$3,006	$(133)	21	$262	$(23)	231	$3,268	$(156)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2021
U.S. Treasury	3	$151	$(1)	—	$—	$—	3	$151	$(1)
U.S. government agencies	3	22	—	9	8	—	12	30	—
U.S. government-sponsored entities	3	99	(1)	1	24	(1)	4	123	(2)
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	599	(4)	—	—	—	13	599	(4)
Agency collateralized mortgage obligations	23	659	(15)	3	68	(2)	26	727	(17)
Commercial mortgage-backed securities	5	125	(2)	—	—	—	5	125	(2)
States of the U.S. and political subdivisions	10	24	—	—	—	—	10	24	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	60	$1,679	$(23)	14	$102	$(3)	74	$1,781	$(26)
We evaluated the AFS debt securities that were in an unrealized loss position at March 31, 2022. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates and does not reflect any expected credit losses. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

Credit Quality Indicators
We use credit ratings and the most recent financial information to help evaluate the credit quality of our credit-related AFS and HTM securities portfolios. Management reviews the credit profile of each issuer on an annual basis, and more frequently as needed. Based on the nature of the issuers and current conditions, we have determined that securities backed by the UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA have zero expected credit loss.
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of March 31, 2022 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 61% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 60% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
The ACL on the HTM municipal bond portfolio is calculated on each bond using:
•The bond’s underlying credit rating, time to maturity and exposure amount;
•Credit enhancements that improve the bond’s credit rating (e.g., insurance); and
•Moody’s U.S. Bond Defaults and Recoveries, 1970-2020 study.
By using these components, we derive the expected credit loss on the HTM general obligation municipal bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our Commercial and Industrial Non-Manufacturing loan portfolio forecast adjustment as derived through our assessment of the loan portfolio as a proxy for our municipal bond portfolio.
Our corporate bond portfolio, with a carrying amount of $16.9 million as of March 31, 2022 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $1.7 million.
The ACL on the HTM corporate bond portfolio is calculated using:
•The bond’s credit rating, time to maturity and exposure amount;
•Moody’s Annual Default Study, 02/08/2022; and
•Most recent financial statements.
By using these components, we derive the expected credit loss on the HTM corporate bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our bank-wide loan portfolio forecast adjustment as derived through our assessment of the Bank's loan portfolio as a proxy for our corporate bond portfolio.
For the year-to-date periods ending March 31, 2022 and 2021, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.12 million and $0.05 million as of March 31, 2022 and December 31, 2021, respectively. No other securities portfolios had an ACL. At March 31, 2022 and December 31, 2021, there were no securities that were past due or on non-accrual.

NOTE 5.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $54.9 million at March 31, 2022 and $48.9 million at December 31, 2021, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

(in millions)	March 31, 2022	December 31, 2021
Commercial real estate	$10,746	$9,899
Commercial and industrial	6,220	5,977
Commercial leases	471	495
Other	144	94
Total commercial loans and leases	17,581	16,465
Direct installment	2,568	2,376
Residential mortgages	4,188	3,654
Indirect installment	1,216	1,227
Consumer lines of credit	1,286	1,246
Total consumer loans	9,258	8,503
Total loans and leases, net of unearned income	$26,839	$24,968
The remaining accretable discount included in the amortized cost of acquired loans was $37.1 million and $30.0 million at March 31, 2022 and December 31, 2021, respectively, which includes the $10 million established for Howard at the time of acquisition.

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
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers, except for PPP loans that are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. PPP loans are included in the commercial and industrial category and comprise $179.6 million and $336.6 million of this category's outstanding balance at March 31, 2022 and December 31, 2021, respectively;
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
The loans and leases portfolio consists principally of loans to individuals and small- and medium-sized businesses within our primary market in seven states and the District of Columbia. Our primary market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

(dollars in millions)	March 31, 2022	December 31, 2021
Commercial real estate:
Percent owner-occupied	29.3%	28.8%
Percent non-owner-occupied	70.7	71.2

Credit Quality
We monitor the credit quality of our loan portfolio using several performance measures based on payment activity and borrower performance. We use an internal risk rating assigned to a commercial loan or lease at origination, summarized below.
TABLE 5.3

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

The following tables summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 5.4

March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$423	$2,123	$1,813	$1,480	$839	$2,937	$196	$9,811
Special Mention	—	44	24	93	101	306	1	569
Substandard	—	—	16	43	54	244	9	366
Total commercial real estate	423	2,167	1,853	1,616	994	3,487	206	10,746
Commercial and Industrial:
Risk Rating:
Pass	426	1,444	823	697	390	475	1,576	5,831
Special Mention	1	7	16	18	28	101	32	203
Substandard	—	8	11	14	26	62	65	186
Total commercial and industrial	427	1,459	850	729	444	638	1,673	6,220
Commercial Leases:
Risk Rating:
Pass	22	165	98	48	40	90	—	463
Special Mention	—	1	—	—	—	—	—	1
Substandard	—	—	2	2	—	3	—	7
Total commercial leases	22	166	100	50	40	93	—	471
Other Commercial:
Risk Rating:
Pass	57	—	—	—	—	15	72	144
Total other commercial	57	—	—	—	—	15	72	144
Total commercial loans and leases	929	3,792	2,803	2,395	1,478	4,233	1,951	17,581

CONSUMER
Direct Installment:
Current	265	983	523	197	112	475	—	2,555
Past due	—	—	1	1	1	10	—	13
Total direct installment	265	983	524	198	113	485	—	2,568
Residential Mortgages:
Current	237	1,470	929	418	152	935	—	4,141
Past due	—	4	4	2	3	34	—	47
Total residential mortgages	237	1,474	933	420	155	969	—	4,188
Indirect Installment:
Current	127	478	235	137	149	78	—	1,204
Past due	—	5	2	2	1	2	—	12
Total indirect installment	127	483	237	139	150	80	—	1,216
Consumer Lines of Credit:
Current	32	20	2	4	5	133	1,075	1,271
Past due	—	—	—	—	—	13	2	15
Total consumer lines of credit	32	20	2	4	5	146	1,077	1,286
Total consumer loans	661	2,960	1,696	761	423	1,680	1,077	9,258
Total loans and leases	$1,590	$6,752	$4,499	$3,156	$1,901	$5,913	$3,028	$26,839

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 5.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
March 31, 2022
Commercial real estate	$16	$—	$53	$69	$10,677	$10,746	$26
Commercial and industrial	6	—	12	18	6,202	6,220	1
Commercial leases	—	—	1	1	470	471	—
Other	2	—	1	3	141	144	—
Total commercial loans and leases	24	—	67	91	17,490	17,581	27
Direct installment	6	—	7	13	2,555	2,568	—
Residential mortgages	21	6	20	47	4,141	4,188	—
Indirect installment	10	—	2	12	1,204	1,216	—
Consumer lines of credit	7	2	6	15	1,271	1,286	—
Total consumer loans	44	8	35	87	9,171	9,258	—
Total loans and leases	$68	$8	$102	$178	$26,661	$26,839	$27

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2021
Commercial real estate	$11	$—	$48	$59	$9,840	$9,899	$20
Commercial and industrial	4	—	15	19	5,958	5,977	4
Commercial leases	1	—	1	2	493	495	—
Other	—	—	—	—	94	94	—
Total commercial loans and leases	16	—	64	80	16,385	16,465	24
Direct installment	5	—	7	12	2,364	2,376	—
Residential mortgages	20	4	10	34	3,620	3,654	—
Indirect installment	12	1	2	15	1,212	1,227	—
Consumer lines of credit	6	1	5	12	1,234	1,246	—
Total consumer loans	43	6	24	73	8,430	8,503	—
Total loans and leases	$59	$6	$88	$153	$24,815	$24,968	$24

Following is a summary of non-performing assets:
TABLE 5.6

(dollars in millions)	March 31, 2022	December 31, 2021
Non-accrual loans	$102	$88
Total non-performing loans	102	88
Other real estate owned	8	8
Total non-performing assets	$110	$96
Asset quality ratios:
Non-performing loans / total loans and leases	0.38%	0.35%
Non-performing assets + 90 days past due / total loans and leases + OREO	0.44	0.41
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.4 million at March 31, 2022 and $1.6 million at December 31, 2021. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at March 31, 2022 and December 31, 2021 totaled $9.1 million and $4.3 million, respectively. During 2020 and 2021, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans under the CARES Act to all residential mortgage loan customers.
Approximately $67.3 million of commercial loans are collateral dependent at March 31, 2022. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

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
Following is a summary of the composition of total TDRs:
TABLE 5.7

(in millions)	March 31, 2022	December 31, 2021
Accruing	$60	$60
Non-accrual	32	32
Total TDRs	$92	$92

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the three months ended March 31, 2022, we returned to accruing status $2.5 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $1.5 million at March 31, 2022, compared to $1.5 million at December 31, 2021, and pooled reserves for individual loans of $1.3 million and $1.5 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.5 million for March 31, 2022 and $3.9 million for December 31, 2021. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 5.8

	Three Months Ended March 31, 2022
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$—	$—
Total commercial loans	2	—	—
Direct installment	13	—	—
Residential mortgages	5	1	1
Consumer lines of credit	3	—	—
Total consumer loans	21	1	1
Total	23	$1	$1

	Three Months Ended March 31, 2021
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	11	$17	$17
Commercial and industrial	1	—	—
Total commercial loans	12	17	17
Direct installment	10	—	—
Residential mortgages	2	1	1
Consumer lines of credit	10	1	1
Total consumer loans	22	2	2
Total	34	$19	$19

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 5.9

	Three Months Ended March 31, 2022
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial real estate	3	$—
Total commercial loans	3	—
Direct installment	1	—
Residential mortgages	1	—
Total consumer loans	2	—
Total	5	$—

	Three Months Ended March 31, 2021
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial and industrial	1	$—
Total commercial loans	1	—
Residential mortgages	1	—
Total consumer loans	1	—
Total	2	$—

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Period
Three Months Ended March 31, 2022
Commercial real estate	$156.5	$(1.0)	$1.4	$0.4	$4.4	$4.4	$165.7
Commercial and industrial	87.4	(3.2)	1.3	(1.9)	2.8	3.4	91.7
Commercial leases	14.7	(0.1)	—	(0.1)	(0.8)	—	13.8
Other	2.6	(0.7)	0.2	(0.5)	1.7	—	3.8
Total commercial loans and leases	261.2	(5.0)	2.9	(2.1)	8.1	7.8	275.0
Direct installment	26.4	—	0.2	0.2	4.1	0.5	31.2
Residential mortgages	33.1	(0.1)	0.2	0.1	5.2	1.3	39.7
Indirect installment	13.5	(1.0)	0.7	(0.3)	1.0	—	14.2
Consumer lines of credit	10.1	(0.2)	0.4	0.2	(0.2)	0.4	10.5
Total consumer loans	83.1	(1.3)	1.5	0.2	10.1	2.2	95.6
Total allowance for credit losses on loans and leases	344.3	(6.3)	4.4	(1.9)	18.2	10.0	370.6
Allowance for unfunded loan commitments	19.1	—	—	—	(0.3)	—	18.8
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(6.3)	$4.4	$(1.9)	$17.9	$10.0	$389.4

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2021
Commercial real estate	$181	$(1)	$1	$—	$3	$184
Commercial and industrial	81	(8)	1	(7)	5	79
Commercial leases	17	—	1	1	(1)	17
Other	1	(1)	1	—	—	1
Total commercial loans and leases	280	(10)	4	(6)	7	281
Direct installment	26	—	—	—	—	26
Residential mortgages	34	—	—	—	(2)	32
Indirect installment	11	(2)	1	(1)	1	11
Consumer lines of credit	12	—	—	—	—	12
Total consumer loans	83	(2)	1	(1)	(1)	81
Total allowance for credit losses on loans and leases	363	(12)	5	(7)	6	362
Allowance for unfunded loan commitments	14	—	—	—	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$377	$(12)	$5	$(7)	$6	$376

Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

	Three Months Ended March 31,
	2022	2021
(in millions)
Balance at beginning of period	$19	$14
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	—	—
Consumer portfolio	—	—
Balance at end of period	$19	$14
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
At March 31, 2022 and December 31, 2021, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. For our ACL calculation at March 31, 2022, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 4.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 16.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 0.3% in 2022 and 5.5% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2021 included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.
The ACL on loans and leases of $370.6 million at March 31, 2022 increased $26.4 million, or 7.7%, from December 31, 2021 primarily due to the Howard acquisition and the associated ACL attributable to the acquired loans and leases, partially offset by positive credit quality trends. Our ending ACL coverage ratio at March 31, 2022 was 1.38%, compared to 1.38% at December 31, 2021. Total provision for credit losses for the three months ended March 31, 2022 included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. Net charge-offs were $1.9 million during the three months ended March 31, 2022, compared to $7.1 million during the three months ended March 31, 2021, reflecting continued strong underlying portfolio credit trends.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

(in millions)	March 31, 2022	December 31, 2021
Mortgage loans sold with servicing retained	$4,985	$4,855

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

	Three Months Ended March 31,
(in millions)	2022	2021
Mortgage loans sold with servicing retained	$351	$506
Pretax net gains resulting from above loan sales (1)	1	17
Mortgage servicing fees (1)	3	3
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 7.3

	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$44.4	$35.6
Additions	4.1	5.2
Payoffs and curtailments	(1.6)	(4.1)
(Impairment charge) / recovery	2.3	2.5
Amortization	(0.7)	(0.6)
Balance at end of period	$48.5	$38.6
Fair value, beginning of period	$46.0	$35.6
Fair value, end of period	58.2	40.2
We had a $0.2 million valuation allowance for MSRs as of March 31, 2022, compared to $2.5 million at December 31, 2021.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

(dollars in millions)	March 31, 2022	December 31, 2021
Weighted average life (months)	89.9	76.6
Constant prepayment rate (annualized)	8.4%	11.2%
Discount rate	9.5%	9.5%
Effect on fair value due to change in interest rates:
+2.00%	$11	$15
+1.00%	6	9
+0.50%	4	5
+0.25%	2	3
-0.25%	(3)	(3)
-0.50%	(6)	(7)
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

NOTE 8.    LEASES

We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of March 31, 2022, we had operating lease right-of-use assets and operating lease liabilities of $136.7 million and $146.0 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $15.5 million and $15.7 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of March 31, 2022, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $69.2 million in right-of-use assets and $90.6 million in other liabilities. These operating leases are currently expected to commence in 2023 with lease terms up to 16 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Operating lease cost	$8	$7
Variable lease cost	1	1
Total lease cost	$9	$8

Other information related to leases is as follows:
TABLE 8.2

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$—
Finance leases	$4	$—
Weighted average remaining lease term (years):
Operating leases	9.69	9.39
Finance leases	23.08	0
Weighted average discount rate:
Operating leases	2.4%	2.6%
Finance leases	2.0%	—%

Maturities of lease liabilities were as follows:
TABLE 8.3

(in millions)	Operating Leases	Finance Leases	Total Leases
March 31, 2022
2022	$20	$—	$20
2023	23	1	24
2024	21	1	22
2025	15	1	16
2026	12	1	13
Later years	75	16	91
Total lease payments	166	20	186
Less: imputed interest	(20)	(4)	(24)
Present value of lease liabilities	$146	$16	$162

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

Unconsolidated VIEs

The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at March 31, 2022 and December 31, 2021.

TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2022
Trust preferred securities (1)	$1	$67	$—
Affordable housing tax credit partnerships	118	31	118
Other investments	32	5	32
Total	$151	$103	$150
December 31, 2021
Trust preferred securities (1)	$1	$67	$—
Affordable housing tax credit partnerships	121	34	121
Other investments	28	6	28
Total	$150	$107	$149
(1) Represents our investment in unconsolidated subsidiaries.

Trust-Preferred Securities

We have certain wholly-owned trusts whose assets, liabilities, equity, income and expenses are not included within our Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing TPS, from which the proceeds are then invested in our junior subordinated debentures, which are reflected in our Consolidated Balance Sheets as subordinated notes. The TPS are the obligations of the trusts, and as such, are not consolidated within our Consolidated Financial Statements. For additional information relating to our TPS, see Note 10, “Borrowings” in the Notes to Consolidated Financial Statements.

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
Affordable Housing Tax Credit Partnerships
We make equity investments as a limited partner in various partnerships that sponsor affordable housing projects utilizing the LIHTC pursuant to Section 42 of the Internal Revenue Code. The purpose of these investments is to support initiatives associated with the Community Reinvestment Act while earning a satisfactory return. The activities of these LIHTC partnerships include the development and operation of multi-family housing that is leased to qualifying residential tenants. These partnerships are generally located in communities where we have a banking presence and meet the definition of a VIE; however, we are not the primary beneficiary of the entities, as the general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses beyond our own equity investment. We record our investment in LIHTC partnerships as a component of other assets and use the proportional amortization method to account for our investments in LIHTC partnerships. Amortization related to our LIHTC investments is recorded on a net basis as a component of the provision for income taxes on the Consolidated Statements of Income.

The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.2

(in millions)	March 31, 2022	December 31, 2021
LIHTC investments included in other assets	$87	$87
Unfunded LIHTC commitments	31	34
The following table summarizes the impact of these LIHTC investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 9.3

	Three Months Ended March 31,
(in millions)	2022	2021
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$4	$3
Low-income housing tax credits	(4)	(3)
Other tax benefits related to tax credit investments	(1)	(1)
Total impact on provision for income taxes	$(1)	$(1)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit investments, and other equity method investments.

NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	March 31, 2022	December 31, 2021
Securities sold under repurchase agreements	$363	$376
Federal Home Loan Bank advances	930	1,030
Subordinated notes	132	130
Total short-term borrowings	$1,425	$1,536
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of March 31, 2022 or December 31, 2021. At March 31, 2022, $0.9 billion, or 100.0%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $1.0 billion, or 100.0%, as of December 31, 2021.

Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	March 31, 2022	December 31, 2021
Senior notes	$299	$299
Subordinated notes	68	68
Junior subordinated debt	72	67
Other subordinated debt	274	248
Total long-term borrowings	$713	$682
We assumed $25 million of other subordinated debt and $5 million of junior subordinated debt from the Howard acquisition. Those additions are reflected in the balances above and in the tables below.
Our banking affiliate has available credit with the FHLB of $8.7 billion, of which $0.9 billion was utilized and included in short-term borrowings as of March 31, 2022. The short-term FHLB borrowings are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically during 2022. There were no long-term FHLB borrowings as of March 31, 2022 or December 31, 2021. Effective interest rates paid on the long-term FHLB borrowings held during 2021 ranged from 0.26% to 0.29% for the year ended December 31, 2021.
The following table provides information relating to our senior notes and other subordinated debt as of March 31, 2022. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (4)	Carrying Value	Stated Maturity Date	Interest Rate
2.20% Senior Notes due February 24, 2023	$300	$298	$299	2/24/2023	2.20%
4.95% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	4.95%
4.875% Subordinated Notes due 2025	100	98	99	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (3)	38	46	30	8/12/2023	7.625%
6.00% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (3)	25	26	26	12/6/2028	6.00%
Total	$583	$586	$573
(1) Fixed-to-floating rate until February 14, 2024, at which time the floating rate will be three-month LIBOR plus 240 basis points (bps), or an alternative rate that may replace LIBOR, as specified in the prospectus for this offering.
(2) Fixed-to-floating rate until December 6, 2023, at which time the floating rate will be three-month LIBOR plus 302 bps, or an alternative rate that may replace LIBOR, as specified in the prospectus for this offering.
(3) Assumed from an acquisition and adjusted to fair value at the time of acquisition.
(4) After deducting underwriting discounts and commissions and offering costs. For the debt assumed from acquisitions, this is the fair value of the debt at the time of the acquisition.
The junior subordinated debt is comprised of the debt securities issued by FNB, or companies we acquired, in relation to our unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated VIEs, and are included on the Consolidated Balance Sheets in long-term borrowings. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our Financial Statements. We record the distributions on the junior subordinated debt issued to the Trusts as interest expense.

The following table provides information relating to the Trusts as of March 31, 2022:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	2.48%	LIBOR + 165 bps
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	2.15%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	2.46%	LIBOR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	2.31%	LIBOR + 148 bps
Total	$77	$3	$72
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	March 31, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,980	$—	$—	$2,080	$1	$—
Interest rate swaps – not designated	5,469	14	10	5,547	2	20
Total subject to master netting arrangements	7,449	14	10	7,627	3	20
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,469	37	145	5,547	172	24
Interest rate lock commitments – not designated	381	—	13	482	9	—
Forward delivery commitments – not designated	435	9	—	502	1	1
Credit risk contracts – not designated	364	—	—	368	—	—
Total not subject to master netting arrangements	6,649	46	158	6,899	182	25
Total	$14,098	$60	$168	$14,526	$185	$45
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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(19)	$5	Interest income (expense)	$(2)	$(5)
			Other income	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Three months ended March 31,
	2022		2021
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$221	$6	$221	$7
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	2	(4)	—	(5)
As of March 31, 2022, the maximum length of time over which forecasted interest cash flows are hedged is 3.5 years. In the twelve months that follow March 31, 2022, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $11.2 million ($8.7 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2022.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the three months ended March 31, 2022 and 2021, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 15, "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022.
Interest rate swap agreements with loan customers and with the offsetting counterparties are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $249.8 million as of March 31, 2022 have remaining terms ranging from four months to nineteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at March 31, 2022 and $0.2 million at December 31, 2021. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at March 31, 2022 and $0.1 million and $0.2 million, respectively at December 31, 2021.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Three Months Ended March 31,
(in millions)	Consolidated Statements of Income Location	2022	2021
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	9	9
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.1 million and $0.2 million as of March 31, 2022 and December 31, 2021, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
March 31, 2022
Derivative Assets
Interest rate contracts:
Not designated	$14	$—	$14	$—
Total	$14	$—	$14	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$10	$—	$10	$—
Total	$10	$—	$10	$—

December 31, 2021
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	2	—	2	—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$20	$—	$20	$—
Total	$20	$—	$20	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	March 31, 2022	December 31, 2021
Commitments to extend credit	$12,069	$11,228
Standby letters of credit	204	194
At March 31, 2022, funding of 72.9% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $18.8 million at March 31, 2022 and $19.2 million at December 31, 2021. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Note 10, “Borrowings” in the Notes to Consolidated Financial Statements.
Other Legal Proceedings
In the ordinary course of business, we may assert claims in legal proceedings against another party or parties, and we are routinely named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, we are subject to governmental and regulatory examinations, information-gathering requests, and may be subject to investigations and proceedings (both formal and informal). Such threatened claims, litigation, investigations, regulatory and administrative proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, reimbursement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. In these instances, if we determine that we have meritorious defenses, we will engage in an aggressive defense. However, if management determines, in consultation with counsel, that settlement of a matter is in the best interest of FNB and our shareholders, we may do so. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of current knowledge and understanding, and advice of counsel, we do not believe that judgments, sanctions, settlement resolutions, regulatory actions, investigations, settlements or orders, if any, that have arisen or may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on our financial position or liquidity, although they could potentially have a material effect on net income in a given period.
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

NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 495,844 and 542,136 restricted stock units during the three months ended March 31, 2022 and 2021, respectively, including 297,508 and 325,284 performance-based restricted stock units during those same periods, respectively. As of March 31, 2022, we had available up to 3,909,215 shares of common stock to issue under this Plan.

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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Three Months Ended March 31,
	2022		2021
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,680,786	$9.71	4,322,115	$9.46
Granted	495,844	14.22	542,136	12.61
Acquired	60,300	9.41	—	—
Net adjustment due to performance	—	—	327,256	11.84
Vested	(216,373)	8.77	(142,687)	7.29
Forfeited/expired/canceled	(18,239)	9.34	(8,334)	7.52
Dividend reinvestment	46,696	12.85	42,310	13.43
Unvested units outstanding at end of period	5,049,014	10.22	5,082,796	10.05
The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Three Months Ended March 31,
	2022	2021
Stock-based compensation expense	$9	$12
Tax benefit related to stock-based compensation expense	2	3
Fair value of units vested	3	1
As of March 31, 2022, there was $7.5 million of unrecognized compensation cost related to unvested restricted stock units, including $0.9 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of March 31, 2022 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,971,430	2,077,584	5,049,014
Unrecognized compensation expense	$7	$1	$8
Intrinsic value	$37	$26	$63
Weighted average remaining life (in years)	1.71	1.52	1.63

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of March 31, 2022, we had 176,602 stock options outstanding and exercisable at a weighted average exercise price per share of $8.96, compared to 182,747 stock options outstanding and exercisable at a weighted average exercise price per share of $8.86 as of March 31, 2021.
The intrinsic value of outstanding and exercisable stock options at March 31, 2022 was $0.6 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Current income taxes:
Federal taxes	$7	$21
State taxes	2	2
Total current income taxes	9	23
Deferred income taxes:
Federal taxes	5	(1)
Total deferred income taxes	5	(1)
Total income taxes	$14	$22
Statutory tax rate	21.0%	21.0%
Effective tax rate	20.9	18.9
The increase in the effective tax rate for the three months ended March 31, 2022 compared to 2021 was primarily due to higher state income taxes and nondeductible merger-related expenses resulting from the Howard acquisition.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $103.5 million and $43.4 million at March 31, 2022 and December 31, 2021, respectively. The increase is due to the acquisition of net deferred taxes from Howard, as well as increases in the deferred tax asset related to unrealized losses on debt securities.

NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2022
Balance at beginning of period	$8	$(22)	$(48)	$(62)
Other comprehensive (loss) income before reclassifications	(128)	(15)	1	(142)
Amounts reclassified from AOCI	—	2	—	2
Net current period other comprehensive (loss) income	(128)	(13)	1	(140)
Balance at end of period	$(120)	$(35)	$(47)	$(202)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended March 31,
(dollars in millions, except per share data)	2022	2021
Net income	$53	$93
Less: Preferred stock dividends	2	2
Net income available to common stockholders	$51	$91
Basic weighted average common shares outstanding	344,352,853	320,975,209
Net effect of dilutive stock options, warrants and restricted stock	4,573,193	3,769,650
Diluted weighted average common shares outstanding	348,926,046	324,744,859
Earnings per common share:
Basic	$0.15	$0.28
Diluted	$0.15	$0.28
There were no anti-dilutive shares for the three months ended March 31, 2022 and 2021. In January 2022, we issued 34.1 million common shares as part of the Howard acquisition.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Three Months Ended March 31,
(in millions)	2022	2021
Interest paid on deposits and other borrowings	$21	$32
Income taxes paid	—	5
Transfers of loans to other real estate owned	1	—
We did not have any restricted cash as of March 31, 2022 and 2021.
Supplemental non-cash information relating to the Howard acquisition is included in Note 3, Mergers and Acquisitions.

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

TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2022
Interest income	$253	$—	$—	$1	$254
Interest expense	17	—	—	3	20
Net interest income	236	—	—	(2)	234
Provision for credit losses	17	—	—	1	18
Non-interest income	56	16	7	(1)	78
Non-interest expense (1)	207	11	5	1	224
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	14	1	—	(1)	14
Net income (loss)	51	4	2	(4)	53
Total assets	41,896	38	33	55	42,022
Total intangibles	2,457	9	27	—	2,493
At or for the Three Months Ended March 31, 2021
Interest income	$251	$—	$—	$—	$251
Interest expense	25	—	—	3	28
Net interest income	226	—	—	(3)	223
Provision for credit losses	6	—	—	—	6
Non-interest income	63	15	6	(1)	83
Non-interest expense (1)	165	10	5	2	182
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	22	1	—	(1)	22
Net income (loss)	93	4	1	(5)	93
Total assets	38,360	40	34	41	38,475
Total intangibles	2,276	9	28	—	2,313
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 19.    FAIR VALUE MEASUREMENTS
Refer to Note 25 "Fair Value Measurements" to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$194	$—	$—	$194
U.S. government agencies	—	141	—	141
U.S. government-sponsored entities	—	204	—	204
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,387	—	1,387
Agency collateralized mortgage obligations	—	1,169	—	1,169
Commercial mortgage-backed securities	—	308	—	308
States of the U.S. and political subdivisions (municipals)	—	31	—	31
Other debt securities	—	10	2	12
Total debt securities available for sale	194	3,250	2	3,446
Loans held for sale	—	214	—	214
Derivative financial instruments
Trading	—	51	—	51
Not for trading	—	9	—	9
Total derivative financial instruments	—	60	—	60
Total assets measured at fair value on a recurring basis	$194	$3,524	$2	$3,720
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$155	$—	$155
Not for trading	—	—	13	13
Total derivative financial instruments	—	155	13	168
Total liabilities measured at fair value on a recurring basis	$—	$155	$13	$168

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$204	$—	$—	$204
U.S. government agencies	—	155	—	155
U.S. government-sponsored entities	—	192	—	192
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,357	—	1,357
Agency collateralized mortgage obligations	—	1,186	—	1,186
Commercial mortgage-backed securities	—	297	—	297
States of the U.S. and political subdivisions (municipals)	—	33	—	33
Other debt securities	—	2	—	2
Total debt securities available for sale	204	3,222	—	3,426
Loans held for sale	—	269	—	269
Derivative financial instruments
Trading	—	174	—	174
Not for trading	—	2	9	11
Total derivative financial instruments	—	176	9	185
Total assets measured at fair value on a recurring basis	$204	$3,667	$9	$3,880
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$44	$—	$44
Not for trading	—	1	—	1
Total derivative financial instruments	—	45	—	45
Total liabilities measured at fair value on a recurring basis	$—	$45	$—	$45

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Other Debt Securities	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2022
Balance at beginning of period	$—	$9	$9
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Settlements	—	(9)	(9)
Balance at end of period	$2	$—	$2
Year Ended December 31, 2021
Balance at beginning of period	$—	$24	$24
Purchases, issuances, sales and settlements:
Issuances	—	9	9
Settlements	—	(24)	(24)
Balance at end of period	$—	$9	$9
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2022 or 2021.
From time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in 2021 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2022
Collateral dependent loans	$—	$—	$25	$25
Other assets - MSRs	—	—	2	2
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	2	2
December 31, 2021
Collateral dependent loans	$—	$—	$20	$20
Other assets - MSRs	—	—	10	10
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	2	2

The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the three months or twelve months ended March 31, 2022 and December 31, 2021, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2022 had a carrying amount of $25.0 million, which includes an allocated ACL of $10.9 million. The ACL includes a provision applicable to the current period fair value measurements of $2.4 million, which was included in provision for credit losses for the three months ended March 31, 2022.
MSRs measured at fair value on a non-recurring basis had a carrying value of $1.5 million, which included a valuation allowance of $0.2 million, as of March 31, 2022. The valuation allowance includes a recovery of $2.3 million included in earnings for the three months ended March 31, 2022. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $3.1 million, which included a valuation allowance of $1.1 million, as of March 31, 2022. There was no recovery of the valuation allowance included in earnings for the three months ended March 31, 2022.
OREO measured at fair value on a non-recurring basis during 2022 had a carrying amount of $1.9 million, which included a valuation allowance of $0.2 million, as of March 31, 2022. The valuation allowance includes a loss of $0.2 million, which was included in earnings for the three months ended March 31, 2022.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Financial Assets
Cash and cash equivalents	$3,857	$3,857	$3,857	$—	$—
Debt securities available for sale	3,446	3,446	194	3,250	2
Debt securities held to maturity	3,513	3,364	—	3,359	5
Net loans and leases, including loans held for sale	26,721	26,076	—	214	25,862
Loan servicing rights	49	61	—	—	61
Derivative assets	60	60	—	60	—
Accrued interest receivable	80	80	80	—	—
Financial Liabilities
Deposits	33,904	33,864	30,955	2,909	—
Short-term borrowings	1,425	1,420	1,420	—	—
Long-term borrowings	713	722	—	—	722
Derivative liabilities	168	168	—	155	13
Accrued interest payable	8	8	8	—	—
December 31, 2021
Financial Assets
Cash and cash equivalents	$3,493	$3,493	$3,493	$—	$—
Debt securities available for sale	3,426	3,426	204	3,222	—
Debt securities held to maturity	3,463	3,506	—	3,506	—
Net loans and leases, including loans held for sale	24,919	24,518	—	269	24,249
Loan servicing rights	47	49	—	—	49
Derivative assets	185	185	—	176	9
Accrued interest receivable	76	76	76	—	—
Financial Liabilities
Deposits	31,726	31,725	28,867	2,858	—
Short-term borrowings	1,536	1,536	1,536	—	—
Long-term borrowings	682	704	—	—	704
Derivative liabilities	45	45	—	45	—
Accrued interest payable	10	10	10	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three-month periods ended March 31, 2022 and 2021. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022. Our results of operations for the three months ended March 31, 2022 are not necessarily indicative of results expected for the full year.

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
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business, economic and political circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the FRB, FDIC, UST, OCC and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economy in general and regional and local economies within our market area; (iv) inflation concerns; (v) the impacts of tariffs or other trade policies of the U.S. or its global trading partners; and (vi) the sociopolitical environment in the U.S.
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
•Business and operating results can also be affected by widespread natural and other disasters, pandemics, including the impact of the COVID-19 pandemic crisis and post-pandemic return to normalcy, global events, including the Ukraine-Russia conflict, dislocations, including shortages of labor, supply chain disruptions and shipping delays, terrorist activities, system failures, security breaches, significant political events, cyber-attacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.
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

◦Changes in monetary and fiscal policies, including interest rate policies and strategies of the Federal Open Market Committee (FOMC).
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
◦Business and operating results are affected by our ability to effectively identify and manage risks inherent in our businesses, including, where appropriate, through effective use of policies, processes, systems and controls, third-party insurance, derivatives, and capital and liquidity management techniques.
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
•The COVID-19 pandemic and the federal, state, and local regulatory and governmental actions implemented in response to COVID-19 have resulted in increased volatility of the financial markets and national and local economic conditions, supply chain challenges, rising inflationary pressures, increased levels of unemployment and business failures, and the potential to have a material impact on, among other things, our business, financial condition, results of operations, liquidity, or on our management, employees, customers and critical vendors and suppliers. In view of the many unknowns associated with the COVID-19 pandemic, our forward-looking statements continue to be subject to various conditions that may be substantially different in the future than what we are currently experiencing or expecting, including, but not limited to, challenging headwinds for the U.S. economy and labor market and the possible change in commercial and consumer customer fundamentals, expectations and sentiments. As a result of the COVID-19 impact, including uncertainty regarding the potential impact of continuing variant mutations of the virus, U.S. government responsive measures to manage it or provide financial relief, the uncertainty regarding its duration and the success of vaccination efforts, it is possible the pandemic may have a material adverse impact on our business, operations and financial performance.
•We grow our business, in part, through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our unfamiliarity with those new areas, as well as risks and various uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into FNB after closing. Many of these risks and uncertainties were present in our January 2022 acquisition and integration of Howard Bancorp, Inc., including its banking subsidiary, Howard bank.
The risks identified here are not exclusive or the types of risks we may confront and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections of our 2021 Annual Report on Form 10-K, our subsequent 2022 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other 2022 filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings or the SEC's website at www.sec.gov. More specifically, our forward-looking statements may be subject to the evolving risks and uncertainties related to the COVID-19 pandemic and its macro-economic impact and the resulting governmental, business and societal responses to it. We have included our web address as an inactive textual reference only. Information on our website is not part of our SEC filings.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022 under the heading “Application of Critical Accounting Policies”. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2021.

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, average deposits, excluding Howard average deposits, loans and leases, excluding PPP loans and Howard loans as of the acquisition date, excluding PPP loans, ACL to loans and leases, excluding PPP loans, pre-provision net revenue to average tangible common equity, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
Management believes items such as merger expenses, initial provision for non-PCD loans acquired and branch consolidation costs are not organic to run our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The merger expenses and branch consolidation costs principally represent expenses to satisfy contractual obligations of the acquired entity or closed branch without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2022 and 2021 periods were calculated using a federal statutory income tax rate of 21%.

FINANCIAL SUMMARY
Net income available to common stockholders for the first quarter of 2022 was $51.0 million or $0.15 per diluted common share, compared to net income available to common stockholders for the first quarter of 2021 of $91.2 million or $0.28 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.26 for the first quarter of 2022 , excluding $47.8 million (pre-tax) in Howard merger-related significant items and $4.2 million (pre-tax) in branch consolidation costs, while the first quarter of 2021 was $0.28, the same as GAAP.
During the first quarter, we grew revenue by 3.4% largely by an expansion in net interest income and overall securities and loan growth while maintaining solid asset quality and growing loan pipelines. Loan balances, excluding PPP (non-GAAP) increased 8.2% on a linked-quarter basis, and loan balances, excluding PPP and Howard loans as of the acquisition date (non-GAAP) increased 4.3% annualized. FNB's Board of Directors approved $150 million of share repurchase authorization to be added to our share repurchase program providing additional flexibility to effectively manage capital and benefit our shareholders. Credit quality trends continue to be strong as evidenced by net charge-offs (annualized) as a percentage of average total loans of 0.03% in the 2022 first quarter.
On January 22, 2022, the acquisition of Howard was completed, adding loans and deposits with estimated fair values of $1.8 billion for both measures to the balance sheet. The acquisition-related systems conversions were successfully completed in February and integration is proceeding as planned.

Income Statement Highlights (First quarter of 2022 compared to first quarter of 2021, except as noted)
~~•~~Net interest income increased $11.2 million, or 5.0%, to $234.1 million primarily due to the benefit of growth in earning assets.
•The net interest margin (FTE) (non-GAAP) declined 14 basis points to 2.61%, as the yield on earning assets decreased 26 basis points to 2.83%, primarily reflecting the lower yields on variable-rate loans and investment securities and the effect of higher average cash balances on the mix of earning assets.
•Net interest income on a linked quarter totaled $234.1 million, an increase of $10.8 million, or 4.8%, from the prior quarter total of $223.3 million, primarily due to growth in average earning assets and benefits from the higher interest rate environment, partially offset by the $4.2 million decreased contribution from PPP.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) increased 6 basis points to 2.61% as the earning asset yield increased 3 basis points and the cost of funds decreased 3 basis points. The total impact of PPP, purchase accounting accretion, and higher cash balances on net interest margin was a decrease of 13 basis points, down slightly from 14 basis points the prior quarter.
•The annualized net charge-offs to total average loans ratio was 0.03%, compared to 0.11%, with continued favorable asset quality trends across the loan portfolio.
•The provision for credit losses was $18.0 million including the $19.1 million initial provision for non-PCD loans associated with the Howard acquisition, compared to a net benefit of $2.4 million in the fourth quarter of 2021 and an expense of $5.9 million in the first quarter of 2021.
•Non-interest income was $78.3 million, a decrease of $4.5 million, or 5.4%, driven by lower contributions from mortgage banking due to the change in the interest rate environment, partially offset by strong contributions from wealth management and insurance commissions and fees, as well as higher card fees and service charges reflecting increased customer activity.
•The effective tax rate was 20.9%, compared to 18.9%, with the increase driven by higher state income taxes and nondeductible merger-related expenses resulting from the Howard acquisition.
•The efficiency ratio (non-GAAP) equaled 60.7%, compared to 58.7% reflecting lower PPP and purchase accounting accretion income.
Balance Sheet Highlights (period-end balances, March 31, 2022 compared to December 31, 2021, unless otherwise indicated)
•Period-end total loans and leases increased $1.3 billion, or 5.1%, as consumer loans increased $1.4 billion, or 18.1%, and commercial loans decreased $114.2 million, or 0.6%, compared to March 31, 2021. PPP loans totaled $179.6 million at March 31, 2022, compared to $2.5 billion as of March 31, 2021.
•Excluding PPP and Howard acquired loans as of the acquisition date, period-end loans and leases (non-GAAP) increased $259.7 million, or 4.3% annualized, on a linked-quarter basis, including an increase of $81.7 million in commercial loans and leases and $178.0 million in consumer loans. On a linked-quarter basis, excluding PPP loans, period-end total loans increased $2.0 billion, or 8.2%, with commercial loans and leases increasing $1.3 billion, or 7.9%, and consumer loans increasing $753.8 million, or 8.9%. PPP loans totaled $179.6 million at March 31, 2022, compared to $336.6 million as of December 31, 2021.
•Total average deposits grew $3.6 billion, or 12.4%, compared to the first quarter of 2021, led by increases in average non-interest-bearing deposits of $2.0 billion, or 22.2%, and average interest-bearing demand deposits of $1.6 billion, or 11.7%, partially offset by a decrease in average time deposits of $0.6 billion, or 16.3%. Average deposit growth reflected inflows from the Howard acquisition, PPP activities and organic growth in new and existing customer relationships, as well as current customer preferences to maintain larger balances in their deposit accounts and shift balances into more liquid accounts. Excluding Howard, average deposits (non-GAAP) grew $2.3 billion, or 7.8% from the first three months of 2021.

•The ratio of loans to deposits was 79.2%, compared to 78.7%, as loan growth outpaced deposit growth. Additionally, the funding mix continued to improve with non-interest-bearing deposits growing to 35% of total deposits, compared to 34%.
•Total assets were $42.0 billion, compared to $39.5 billion, an increase of $2.5 billion, or 6.3%, primarily due to the Howard acquisition.
•The dividend payout ratio for the first quarter of 2022 was 83.7%, compared to 42.8% for the first quarter of 2021 due to merger-related expenses in the first quarter of 2022.
•The ratio of the ACL to total loans and leases was unchanged at 1.38%. The ACL on loans and leases totaled $371 million at March 31, 2022, compared to $344 million with the increase driven by the initial ACL related to the Howard acquisition.
•Tangible book value per share (non-GAAP) of $8.09, increased $0.08, or 1.0% from March 31, 2021. The CET1 regulatory capital ratio increased to 10.0%, up from 9.9%. As part of the Howard acquisition, we issued 34,074,495 shares of common stock at $12.99 in exchange for 18,930,329 shares of Howard common stock.
•AOCI reduced the tangible book value per common share by $0.57 as of March 31, 2022, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $0.16 reduction as of March 31, 2021.
~~•~~During the first quarter of 2022, the Company repurchased 2.2 million shares of common stock at a weighted average share price of $13.25 for a total of $29.8 million. In April 2022, our Board of Directors approved an additional $150 million for the repurchase of our common stock to be added to our existing share repurchase program, bringing the total authorization to $300 million. Since inception, we repurchased 9.9 million shares at a weighted average share price of $11.28 for $111.4 million under this repurchase program.

TABLE 1

	Three Months Ended March 31,
Quarterly Results Summary	2022	2021
Reported results
Net income available to common stockholders (millions)	$51.0	$91.2
Net income per diluted common share	0.15	0.28
Book value per common share (period-end)	15.19	15.27
Pre-provision net revenue (reported) (millions)	85.0	120.9
Common equity tier 1 capital ratio	10.0%	10.0%
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$92.0	$91.2
Operating net income per diluted common share	0.26	0.28
Tangible common equity to tangible assets (period-end)	7.18%	7.06%
Tangible book value per common share (period-end)	$8.09	$8.01
Pre-provision net revenue (operating) (millions)	$117.8	$120.9
Average diluted common shares outstanding (thousands)	348,926	324,745
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(28.6)	$—
After-tax impact of merger-related expenses	(22.6)	—
Pre-tax provision expense related to acquisition	(19.1)	—
After-tax impact of provision expense related to acquisition	(15.1)	—
Pre-tax branch consolidation costs	(4.2)	—
After-tax impact of branch consolidation costs	(3.3)	—
Total significant items pre-tax	$(51.9)	$—
Total significant items after-tax	$(41.0)	$—
(1) Favorable (unfavorable) impact on earnings

Industry Developments
LIBOR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA announced that certain LIBOR tenors will continue to be published through June 30, 2023. Bank regulators, in a joint statement have urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York has created a working group called the Alternative Reference Rate Committee (ARRC) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of SOFR as a replacement index for LIBOR.
Similarly, we created an internal transition team that is managing our transition away from LIBOR. This transition team is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, as well as representatives of loan operations, information technology, legal, finance and other support functions. The transition team has completed an assessment of tasks needed for the transition, identified contracts that contain LIBOR language, reviewed existing contract language for the presence of appropriate fallback rate language, developed and implemented loan fallback rate language for when LIBOR is retired and identified risks associated with the transition. The transition team has chosen SOFR as the primary replacement index for LIBOR but other credit-sensitive indices are available for the benefit of our customers. We started originating commercial loans utilizing SOFR and other indices in the fourth quarter of 2021. During the first quarter of 2022, we originated in excess of $700 million in SOFR indexed loans. In addition, approximately $80 million of residential mortgages indexed to SOFR were originated. As of March 31, 2022, we have approximately $800 million in commercial loans and $425 million of mortgage loans indexed to SOFR.
Our transition team continues to work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR. As of March 31, 2022, approximately $10 billion of our loan portfolio consisted of loans whose variable rate index is LIBOR; of these, approximately $1 billion will mature prior to June 30, 2023. In addition, it's estimated that more than $1 billion of LIBOR-based loans will amortize over the next 18 months. Lastly, we have approximately $190 million of outstanding FNB issued debt that uses LIBOR as its base index.
RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021
Net income available to common stockholders for the first three months of 2022 was $51.0 million or $0.15 per diluted common share, compared to net income available to common stockholders for the first three months of 2021 of $91.2 million or $0.28 per diluted common share. The provision for credit losses for the first three months of 2022 totaled $18.0 million and included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. This compares to $5.9 million in the first three months of 2021. Non-interest income totaled $78.3 million, a decrease of $4.5 million, or 5.4%, driven by lower contributions from mortgage banking due to the increasing interest rate environment, partially offset by strong contributions from wealth management and insurance commissions and fees, as well as higher service charges reflecting increased customer activity. Non-interest expense of $227.4 million, increased $42.6 million, or 23.0%, as the first three months of 2022 included merger-related costs of $28.6 million and branch consolidation costs of $4.2 million. On an operating basis, earnings per diluted common share was $0.26, compared to $0.28.

Financial highlights are summarized below:
TABLE 2

	Three Months Ended March 31,		$	%
(in thousands, except per share data)	2022	2021	Change	Change
Net interest income	$234,076	$222,923	$11,153	5.0%
Provision for credit losses	17,959	5,911	12,048	203.8
Non-interest income	78,322	82,805	(4,483)	(5.4)
Non-interest expense	227,426	184,862	42,564	23.0
Income taxes	14,015	21,720	(7,705)	(35.5)
Net income	52,998	93,235	(40,237)	(43.2)
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$50,988	$91,225	$(40,237)	(44.1)%
Earnings per common share – Basic	$0.15	$0.28	$(0.13)	(46.4)%
Earnings per common share – Diluted	0.15	0.28	(0.13)	(46.4)
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended March 31,
	2022	2021
Return on average equity	3.94%	7.62%
Return on average tangible common equity (2)	7.49	14.95
Return on average assets	0.52	1.00
Return on average tangible assets (2)	0.58	1.10
Book value per common share (1)	$15.19	$15.27
Tangible book value per common share (1) (2)	8.09	8.01
Equity to assets (1)	12.94%	12.93%
Average equity to average assets	13.25	13.19
Common equity to assets (1)	12.69	12.65
Tangible equity to tangible assets (1) (2)	7.45	7.36
Tangible common equity to tangible assets (1) (2)	7.18	7.06
Common equity tier 1 capital ratio (1)	10.0	10.0
Dividend payout ratio	83.74	42.78
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$3,105,599	$1,507	0.20%	$1,557,342	$423	0.11%
Taxable investment securities (1)	5,930,948	23,785	1.60	4,916,772	21,917	1.78
Tax-exempt investment securities (1)(2)	1,025,284	8,732	3.41	1,127,197	9,721	3.45
Loans held for sale	259,362	2,392	3.70	164,374	1,493	3.64
Loans and leases (2) (3)	26,238,804	219,762	3.39	25,452,831	220,777	3.51
Total interest-earning assets (2)	36,559,997	256,178	2.83	33,218,516	254,331	3.09
Cash and due from banks	410,716			369,866
Allowance for credit losses	(360,392)			(369,792)
Premises and equipment	378,090			333,315
Other assets	4,132,660			4,074,810
Total assets	$41,121,071			$37,626,715
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,919,488	3,416	0.09	$13,357,111	5,539	0.17
Savings	3,875,020	143	0.01	3,280,324	172	0.02
Certificates and other time	2,944,377	4,126	0.57	3,516,533	9,534	1.10
Total interest-bearing deposits	21,738,885	7,685	0.14	20,153,968	15,245	0.31
Short-term borrowings	1,509,971	5,802	1.56	1,819,822	7,040	1.57
Long-term borrowings	709,817	6,017	3.44	1,093,036	6,264	2.32
Total interest-bearing liabilities	23,958,673	19,504	0.33	23,066,826	28,549	0.50
Non-interest-bearing demand	11,255,917			9,213,181
Total deposits and borrowings	35,214,590		0.22	32,280,007		0.36
Other liabilities	457,587			385,016
Total liabilities	35,672,177			32,665,023
Stockholders’ equity	5,448,894			4,961,692
Total liabilities and stockholders’ equity	$41,121,071			$37,626,715
Net interest-earning assets	$12,601,324			$10,151,690
Net interest income (FTE) (2)		236,674			225,782
Tax-equivalent adjustment		(2,598)			(2,859)
Net interest income		$234,076			$222,923
Net interest spread			2.50%			2.59%
Net interest margin (2)			2.61%			2.75%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $236.7 million, increasing $10.9 million, or 4.8%, primarily due to the benefit of growth in earning assets of $3.3 billion or 10.1%, partially offset by a reduced net interest margin. The net interest margin (FTE) (non-GAAP) declined 14 basis points to 2.61%, primarily reflecting lower yields on commercial loans due to lower purchase accounting and PPP accretion, and investment securities with the effect of higher average cash balances on the mix of earning assets.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2022, compared to the three months ended March 31, 2021:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$605	$479	$1,084
Securities (2)	3,850	(2,971)	879
Loans held for sale	925	(26)	899
Loans and leases (2)	1,468	(2,483)	(1,015)
Total interest income (2)	6,848	(5,001)	1,847
Interest Expense (1)
Deposits:
Interest-bearing demand	276	(2,399)	(2,123)
Savings	19	(48)	(29)
Certificates and other time	(927)	(4,481)	(5,408)
Short-term borrowings	(1,542)	304	(1,238)
Long-term borrowings	(2,178)	1,931	(247)
Total interest expense	(4,352)	(4,693)	(9,045)
Net change (2)	$11,200	$(308)	$10,892
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
Interest income on an FTE basis (non-GAAP) of $256.2 million for the first three months of 2022, increased $1.8 million, or 0.7%, from the same period of 2021, resulting from the impact of higher short-term interest rates on cash balances, and an increase in earning assets of $3.3 billion. The increase in earning assets was primarily driven by a $1.5 billion increase in average cash and cash equivalents, an increase in average securities of $912.3 million and a $786.0 million, or 3.1%, increase in average loans. Excluding PPP loans, average total loans and leases increased $2.8 billion, or 12.2%, including growth of $1.7 billion in commercial loans and leases ($0.9 billion from Howard) and $1.1 billion in consumer loans ($0.4 billion from Howard). The increase in average commercial loans and leases, excluding PPP, included $0.8 billion, or 16.4%, in commercial and industrial loans and $0.8 billion, or 8.5%, in commercial real estate balances, driven by a combination of the Howard acquisition and organic loan origination activity. Commercial origination activity was led by the Pittsburgh and Mid-Atlantic markets. Average consumer loans increased $1.1 billion, or 14.1%, with a $655.2 million increase in residential mortgages and a $468.2 million increase in direct installment loans driven by a combination of the Howard acquisition and organic loan origination activity. Additionally, the net increase in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding securities, as average securities increased 15.1%. For the first three months of 2022, the yield on average earning assets (non-GAAP) decreased 26 basis points to 2.83%, compared to the first three months of 2021, primarily reflecting the lower yields on variable-rate loans and investment securities and the effect of higher average cash balances on the mix of earning assets.

Interest expense of $19.5 million for the first three months of 2022 decreased $9.0 million, or 31.7%, from the same period of 2021, primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits. The growth in average deposits reflected inflows from the Howard acquisition, PPP activities and organic growth in new and existing customer relationships, as well as current customer preferences to maintain larger balances in their deposit accounts and shift balances into more liquid accounts. Average interest-bearing deposits increased $1.6 billion, or 7.9%, which reflects the benefit of solid organic growth in customer relationships, the addition of Howard, as well as deposits from PPP funding and government stimulus activities. Average time deposits declined $572.2 million, or 16.3%, as customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products. Average long-term borrowings decreased $383.2 million, or 35.1%, primarily due to a decrease of $395.6 million in long-term FHLB borrowings, partially offset by the addition of Howard's $25.0 million of subordinated debt. The rate paid on interest-bearing liabilities decreased 17 basis points to 0.33% for the first three months of 2022, compared to the first three months of 2021. Similarly, the cost of interest-bearing deposits declined 17 basis points from 0.31% to 0.14%. These declines were a result of management actions taken to reduce the cost of interest-bearing liabilities given the low interest rate environment and strong growth in non-interest-bearing deposits.

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Provision for credit losses (on loans and leases)	$18,236	$6,065	$12,171	200.7%
Provision for unfunded loan commitments	(340)	(152)	(188)	123.7
Provision for credit losses	$17,896	$5,913	$11,983	202.7%
Net loan charge-offs	1,888	7,135	(5,247)	(73.5)
Net loan charge-offs (annualized) / total average loans and leases	0.03%	0.11%
Provision for credit losses was $17.9 million for the three months ended March 31, 2022, an increase of $12.0 million, from the same period of 2021. The year-to-date amount for 2022 is comprised of an $18.2 million provision for loans and leases outstanding and a $0.3 million benefit for unfunded loan commitments. The increase reflects $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition offset by favorable asset quality trends across all loan portfolio credit metrics in 2022. Net loan charge-offs were $1.9 million during the three months ended March 31, 2022, compared to $7.1 million during the three months ended March 31, 2021.

Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2022 and 2021 is presented in the following table:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Service charges	$31,515	$27,831	$3,684	13.2%
Trust services	10,349	9,083	1,266	13.9
Insurance commissions and fees	7,605	7,185	420	5.8
Securities commissions and fees	5,691	5,618	73	1.3
Capital markets income	7,127	7,712	(585)	(7.6)
Mortgage banking operations	6,667	15,733	(9,066)	(57.6)
Dividends on non-marketable equity securities	2,150	2,276	(126)	(5.5)
Bank owned life insurance	2,642	2,948	(306)	(10.4)
Net securities gains	—	41	(41)	(100.0)
Other	4,576	4,378	198	4.5
Total non-interest income	$78,322	$82,805	$(4,483)	(5.4)%
Total non-interest income decreased $4.5 million, to $78.3 million for the first three months of 2022, a 5.4% decrease from the same period of 2021. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges of $31.5 million for the first three months of 2022 increased $3.7 million, or 13.2%, as the first three months of 2021 reflected reduced customer deposit activity due to the pandemic.
Trust services of $10.3 million for the first three months of 2022 increased $1.3 million, or 13.9%, from the same period of 2021, primarily driven by record organic sales activity and the market value of assets under management increasing $0.8 billion, or 10.5%, to $7.9 billion at March 31, 2022.
Mortgage banking operations income of $6.7 million for the first three months of 2022 decreased $9.1 million, or 57.6%, from the same period of, 2021 as secondary market revenue and mortgage held-for-sale pipelines normalized from significantly elevated levels in 2021 given the sharp increase in mortgage rates. During the first three months of 2022, we sold $0.4 billion of residential mortgage loans, a 26.1% decrease compared to $0.5 billion for the same period of 2021.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2022 and 2021 is presented in the following table:
TABLE 8

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$112,189	$107,303	$4,886	4.6%
Net occupancy	18,189	16,163	2,026	12.5
Equipment	18,005	17,030	975	5.7
Amortization of intangibles	3,227	3,050	177	5.8
Outside services	17,033	16,929	104	0.6
Marketing	3,256	3,441	(185)	(5.4)
FDIC insurance	4,574	4,844	(270)	(5.6)
Bank shares and franchise taxes	4,027	3,779	248	6.6
Merger-related	28,629	—	28,629	—
Other	18,297	12,323	5,974	48.5
Total non-interest expense	$227,426	$184,862	$42,564	23.0%
Total non-interest expense of $227.4 million for the first three months of 2022 increased $42.6 million, a 23.0% increase from the same period of 2021. On an operating basis, non-interest expense increased $9.8 million, or 5.3%, when excluding significant items of $28.6 million in merger-related costs and $4.2 million in branch consolidation costs in the first three months of 2022. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $112.2 million for the first three months of 2022 increased $4.9 million, or 4.6%, from the same period of 2021, due to annual merit increases, higher medical costs, higher employer-paid payroll taxes and the acquired Howard expense base. Included in salaries and employee benefits in the first quarter of 2022 and 2021 was $6.2 million and $5.6 million, respectively, related to normal seasonal long-term compensation expense.
Net occupancy and equipment expense of $36.2 million for the first three months of 2022 increased $3.0 million, or 9.0% from the same period of 2021. There was $1.9 million related to branch consolidation costs in the first three months of 2022.
We recorded $28.6 million in merger-related costs for the first three months of 2022 related to the Howard acquisition which closed on January 22, 2022.
Other non-interest expense was $18.3 million and $12.3 million for the first three months of 2022 and 2021, respectively. There was $2.2 million in branch consolidation costs in the first quarter of 2022 and a $2.2 million mortgage recourse reserve release in the first quarter of 2021.
The following table presents non-interest expense excluding significant items for the three months ended March 31, 2022 and 2021:
TABLE 9

	Three Months Ended March 31,		$	%
(dollars in thousands)	2022	2021	Change	Change
Total non-interest expense, as reported	$227,426	$184,862	$42,564	23.0%
Significant items:
Branch consolidations	(4,178)	—	(4,178)
Merger-related	(28,629)	—	(28,629)
Total non-interest expense, excluding significant items (1)	$194,619	$184,862	$9,757	5.3%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Income tax expense	$14,015	$21,720
Effective tax rate	20.9%	18.9%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was lower in 2022 due to lower pretax earnings primarily resulting from merger-related expenses from the Howard acquisition. The effective tax rate is higher in 2022 primarily driven by higher state income taxes and nondeductible merger-related expenses resulting from the Howard acquisition.
FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 11

(dollars in millions)	March 31, 2022	December 31, 2021	$ Change	% Change
Assets
Cash and cash equivalents	$3,857	$3,493	$364	10.4%
Securities	6,959	6,889	70	1.0
Loans held for sale	253	295	(42)	(14.2)
Loans and leases, net	26,468	24,624	1,844	7.5
Goodwill and other intangibles	2,493	2,304	189	8.2
Other assets	1,992	1,908	84	4.4
Total Assets	$42,022	$39,513	$2,509	6.3%
Liabilities and Stockholders’ Equity
Deposits	$33,904	$31,726	$2,178	6.9%
Borrowings	2,138	2,218	(80)	(3.6)
Other liabilities	541	419	122	29.1
Total Liabilities	36,583	34,363	2,220	6.5
Stockholders’ Equity	5,439	5,150	289	5.6
Total Liabilities and Stockholders’ Equity	$42,022	$39,513	$2,509	6.3%
The increase in assets, liabilities and stockholders' equity is primarily due to the Howard acquisition.

Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.

Paycheck Protection Program
The CARES Act included an allocation of $349 billion for loans to be issued by financial institutions through the SBA, utilizing the PPP. The Paycheck Protection Program and Health Care Enhancement Act (PPP/HCE Act) was signed into law on April 24, 2020. The PPP/HCE Act authorized an additional $320 billion of funding for PPP loans. Since the inception of the PPP, we originated $3.6 billion of PPP loans, including $1.0 billion during 2021, of which $179.6 million is outstanding as of March 31, 2022, net of unamortized net deferred fees of $3.3 million, which are included in the commercial and industrial category. Since inception, $3.4 billion of PPP loan balances were forgiven by the SBA.

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

Following is a summary of loans and leases:

TABLE 12

	March 31, 2022	December 31, 2021	$ Change	% Change
(in millions)
Commercial real estate	$10,746	$9,899	$847	8.6%
Commercial and industrial	6,220	5,977	243	4.1
Commercial leases	471	495	(24)	(4.8)
Other	144	94	50	53.2
Total commercial loans and leases	17,581	16,465	1,116	6.8
Direct installment	2,568	2,376	192	8.1
Residential mortgages	4,188	3,654	534	14.6
Indirect installment	1,216	1,227	(11)	(0.9)
Consumer lines of credit	1,286	1,246	40	3.2
Total consumer loans	9,258	8,503	755	8.9
Total loans and leases	$26,839	$24,968	$1,871	7.5%
The commercial and industrial category includes PPP loans totaling $179.6 million and $336.6 million at March 31, 2022 and December 31, 2021, respectively.

Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 13

(in millions)	March 31, 2022	December 31, 2021	$ Change	% Change
Commercial real estate	$53	$48	$5	10.4%
Commercial and industrial	12	15	(3)	(20.0)
Commercial leases	1	1	—	—
Other	1	—	1	—
Total commercial loans and leases	67	64	3	4.7
Direct installment	7	7	—	—
Residential mortgages	20	10	10	100.0
Indirect installment	2	2	—	—
Consumer lines of credit	6	5	1	20.0
Total consumer loans	35	24	11	45.8
Total non-performing loans and leases	102	88	14	15.9
Other real estate owned	8	8	—	—
Non-performing assets	$110	$96	$14	14.6%
Non-performing assets increased $13.0 million, from $96.2 million at December 31, 2021 to $109.1 million at March 31, 2022. This reflects an increase of $13.7 million in non-performing loans and leases and a decrease of $0.7 million in OREO. The increase in non-performing loans was driven by the acquisition of the Howard Bank portfolio.

Troubled Debt Restructured Loans

Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 14

(in millions)	Accruing	Non- Accrual	Total
March 31, 2022
Commercial real estate	$6	$22	$28
Commercial and industrial	—	1	1
Total commercial loans	6	23	29
Direct installment	21	3	24
Residential mortgages	28	5	33
Consumer lines of credit	5	1	6
Total consumer loans	54	9	63
Total TDRs	$60	$32	$92
December 31, 2021
Commercial real estate	$6	$21	$27
Commercial and industrial	—	1	1
Total commercial loans	6	22	28
Direct installment	21	4	25
Residential mortgages	27	5	32
Consumer lines of credit	6	1	7
Total consumer loans	54	10	64
Total TDRs	$60	$32	$92

Allowance for Credit Losses on Loans and Leases
The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through the cycle default mean calculated using an expanded period to include a prior recessionary period.
At March 31, 2022 and December 31, 2021, we utilized a third-party consensus macroeconomic forecast due to the improving macroeconomic environment. For our ACL calculation at March 31, 2022, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 4.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 16.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 0.3% in 2022 and 5.5% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historic levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2021 included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.

Following is a summary of certain ratios related to the ACL and loans and leases:
TABLE 15

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Net loan charge-offs (annualized) by category to average loans:
Commercial and industrial	0.03%	0.10%
Indirect installment	—	0.01
Net loan charge-offs (annualized)/average loans	0.03%	0.11%
Allowance for credit losses/total loans and leases	1.38%	1.42%
Allowance for credit losses/non-performing loans	363.33%	229.80%
The ACL on loans and leases of $370.6 million at March 31, 2022 increased $26.4 million, or 7.7%, from December 31, 2021 with the increase driven by the initial ACL related to the Howard acquisition. Our ending ACL coverage ratio at March 31, 2022 was 1.38%, compared to 1.38% at December 31, 2021. Excluding PPP loans that do not carry an ACL due to a 100% government guarantee, the ACL to total loan and leases ratio equaled 1.39% at March 31, 2022 and 1.40% at December 31, 2021. Total provision for credit losses for the three months ended March 31, 2022 was $18.0 million, compared to $5.9 million for the first three months ended March 31, 2021. Net charge-offs were $1.9 million for the three months ended March 31, 2022, compared to $7.1 million for the three months ended March 31, 2021, reflecting COVID-19 impacts on certain segments of the loan portfolio. The ACL as a percentage of non-performing loans for the total portfolio decreased from 392% as of December 31, 2021 to 365% as of March 31, 2022 following the increase in non-performing loans during the quarter, while the total ACL increased $26.4 million, as noted above.
Deposits
As a bank holding company, our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 16

(in millions)	March 31, 2022	December 31, 2021	$ Change	% Change
Non-interest-bearing demand	$11,729	$10,789	$940	8.7%
Interest-bearing demand	15,256	14,409	847	5.9
Savings	3,970	3,669	301	8.2
Certificates and other time deposits	2,949	2,859	90	3.1
Total deposits	$33,904	$31,726	$2,178	6.9%
Total deposits increased $2.2 billion, or 6.9%, from December 31, 2021, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances due to the Howard acquisition as well as an expansion of customer relationships and higher customer balances. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products, while maintaining larger deposit account balances. The deposit growth helped us eliminate overnight borrowings and reduce higher-cost short-term FHLB borrowings and their related swaps.

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
On April 18, 2022, we announced that our Board of Directors approved an additional $150 million for the repurchase of our common stock through our existing share repurchase program bringing the total authorization to $300 million. Since inception, we repurchased 9.9 million shares at a weighted average share price of $11.28 for $111.4 million under this repurchase program, with $188.6 million remaining for repurchase, including the additional amount approved in April. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.
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
At March 31, 2022, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of March 31, 2022, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $51.6 million, or 17 basis points, which will continue to be reduced by approximately $17.2 million annually.
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

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 17

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022
F.N.B. Corporation
Total capital	$3,826	12.33%	$3,104	10.00%	$3,259	10.50%
Tier 1 capital	3,207	10.33	1,862	6.00	2,638	8.50
Common equity tier 1	3,101	9.99	n/a	n/a	2,173	7.00
Leverage	3,207	8.28	n/a	n/a	1,550	4.00
Risk-weighted assets	31,040
FNBPA
Total capital	4,005	12.93%	3,097	10.00%	3,252	10.50%
Tier 1 capital	3,366	10.87	2,477	8.00	2,632	8.50
Common equity tier 1	3,286	10.61	2,013	6.50	2,168	7.00
Leverage	3,366	8.78	1,916	5.00	1,533	4.00
Risk-weighted assets	30,967
As of December 31, 2021
F.N.B. Corporation
Total capital	$3,531	12.18%	$2,899	10.00%	$3,044	10.50%
Tier 1 capital	2,984	10.29	1,739	6.00	2,464	8.50
Common equity tier 1	2,877	9.92	n/a	n/a	2,029	7.00
Leverage	2,984	7.99	n/a	n/a	1,493	4.00
Risk-weighted assets	28,991
FNBPA
Total capital	3,695	12.77%	2,893	10.00%	3,038	10.50%
Tier 1 capital	3,098	10.71	2,314	8.00	2,459	8.50
Common equity tier 1	3,018	10.43	1,880	6.50	2,025	7.00
Leverage	3,098	8.31	1,864	5.00	1,491	4.00
Risk-weighted assets	28,930
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2021 Annual Report on Form 10-K as filed with the SEC on February 24, 2022.

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
FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. FNB also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds are available for use to help fund normal business operations, and unused credit availability can be utilized to serve as contingency funding if we would be faced with a liquidity crisis.
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The cash position at March 31, 2022 was $274.4 million, down $21.1 million from year-end, due primarily to $29.8 million in share repurchases. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.
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
The LCR and MCH ratios are presented in the following table:
TABLE 18

	March 31, 2022	December 31, 2021	Internal Limit
Liquidity coverage ratio	2.2 times	2.4 times	> 1 time
Months of cash on hand	14.8 months	16.9 months	> 12 months
Management has concluded that our cash levels remain appropriate given the current market environment.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  We have also increased customer deposit relationships due to the success of the PPP. Total deposits increased $2.2 billion, or 6.9%, from December 31, 2021, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances due to the Howard acquisition, as well as an expansion of customer relationships and higher customer balances. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products, while maintaining larger deposit account balances. Our liquidity position enabled us to eliminate Howard's overnight borrowings and retire $200 million of higher-cost FHLB borrowings. Total non-interest-bearing demand deposit accounts grew $939.7 million, or 8.7%, and interest-bearing demand deposits increased $848.0 million, or 5.9%. Savings account balances increased $300.9 million, or 8.2%. Time deposits increased $89.8 million, or 3.1% as a result of the Howard acquisition. In addition, customers maintained larger balances in their deposit accounts than before the pandemic. As mentioned earlier, inflows from PPP and government stimulus were a significant factor in the deposit growth.
Our cash balances held at the FRB increased $255.9 million from December 31, 2021 to $3.3 billion at March 31, 2022.

FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. At March 31, 2022, we have $4.1 billion of cash and salable unpledged government and agency securities to total assets, or 9.8%. This compares to a policy minimum of 3.0%.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 19

(dollars in millions)	March 31, 2022	December 31, 2021
Unused wholesale credit availability	$14,979	$14,681
Unused wholesale credit availability as a % of FNBPA assets	35.7%	37.2%
Salable unpledged government and agency securities	$831	$836
Salable unpledged government and agency securities as a % of FNBPA assets	2.0%	2.1%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	9.8%	9.8%
The increase in unused wholesale credit availability was due to increased borrowing capacity with the FHLB.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2022 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are repricing over the next 12 months than liabilities, and net interest income would benefit if interest rates were to rise. The twelve-month cumulative gap to total assets ratio was 10.0% as of March 31, 2022, compared to 11.3% as of December 31, 2021. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO.
TABLE 20

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$802	$1,483	$1,687	$3,085	$7,057
Investments	3,504	158	231	445	4,338
	4,306	1,641	1,918	3,530	11,395
Liabilities
Non-maturity deposits	309	619	928	1,857	3,713
Time deposits	243	442	587	849	2,121
Borrowings	410	550	29	352	1,341
	962	1,611	1,544	3,058	7,175
Period Gap (Assets - Liabilities)	$3,344	$30	$374	$472	$4,220
Cumulative Gap	$3,344	$3,374	$3,748	$4,220
Cumulative Gap to Total Assets	8.0%	8.0%	8.9%	10.0%
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
The following repricing gap analysis as of March 31, 2022 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 21

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$12,919	$1,112	$958	$1,735	$16,724
Investments	3,508	171	347	432	4,458
	16,427	1,283	1,305	2,167	21,182
Liabilities
Non-maturity deposits	10,496	—	—	—	10,496
Time deposits	372	441	585	845	2,243
Borrowings	441	612	7	309	1,369
	11,309	1,053	592	1,154	14,108
Off-balance sheet	(650)	530	—	(130)	(250)
Period Gap (assets – liabilities + off-balance sheet)	$4,468	$760	$713	$883	$6,824
Cumulative Gap	$4,468	$5,228	$5,941	$6,824
Cumulative Gap to Assets	11.9%	14.0%	15.9%	18.2%

The twelve-month cumulative repricing gap to total assets was 18.2% and 21.6% as of March 31, 2022 and December 31, 2021, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at March 31, 2022, compared to December 31, 2021, is primarily related to the Howard acquisition.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of March 31, 2022. Using a static Balance Sheet structure, the measures do not reflect management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 22

	March 31, 2022	December 31, 2021	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	19.7%	21.6%	n/a
+ 200 basis points	13.2	14.4	(5.0)%
+ 100 basis points	6.5	7.0	(5.0)
- 100 basis points	(4.1)	(2.4)	(5.0)
Economic value of equity:
+ 300 basis points	3.0	6.6	(25.0)
+ 200 basis points	2.7	5.8	(15.0)
+ 100 basis points	1.7	3.8	(10.0)
- 100 basis points	(7.1)	(9.5)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 3.4% at March 31, 2022 and 3.6% at December 31, 2021. For a +200 basis point Rate Ramp, net interest income (12 months) increases by 6.9% at March 31, 2022. The corresponding metrics for a minus 100 basis point Rate Ramp are (1.43)% and (0.5)% at March 31, 2022 and December 31, 2021, respectively. Deposit rate assumptions are floored at zero in the negative scenarios.
The FRB's rapid and large downward interest rate moves in March 2020 as a response to the COVID-19 pandemic lowered all market interest rates, specifically Prime Rate and 1-month LIBOR. Forty-nine percent of our net loans and leases are indexed to short-term LIBOR, SOFR and Prime that reprice within the next three months. Our increased cash position related to increased deposits has also been a significant factor in our metrics. Assuming no replacement, the estimated impact of available cash in the +200-shock scenario above accounts for 6.5% of the 13.2% total asset sensitivity. These factors were the primary drivers of the increase in asset sensitivity. Our balance sheet is positioned to benefit from the Federal Open Market Committee (FOMC) increase of the Federal Funds rate on March 16, 2022 and the significant increases currently priced into the market.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in managing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to lower rates on deposit products and shorten the average maturity of the certificates of deposit volumes. Management's focus is to opportunistically deploy cash into higher yielding customer loans. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 59.7% of total net loans and leases as of March 31, 2022 and 61.3% as of December 31, 2021. As of March 31, 2022, the commercial swaps totaled $5.5 billion of notional principal, with $376.2 million in original notional swap principal originated during the first three months of 2022. In 2021, we also executed $1.0 billion in receive fixed/pay floating 1-month LIBOR interest rate swaps with an average life of 3.6 years as a hedge to additional asset sensitivity. For additional information regarding interest rate swaps, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report. The investment portfolio is also used, in part, to manage our IRR position.
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
•Information and Cyber Security Department - maintains a risk assessment of our information and cybersecurity risks and ensures appropriate controls are in place to manage and control such risks, through the use of the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cybersecurity controls. This department also oversees our disaster recovery planning and testing efforts to allow us to be capable and ready for business resumption in the event of a disaster.
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
TABLE 23
Operating net income available to common stockholders

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income available to common stockholders	$50,988	$91,225
Merger-related expense	28,629	—
Tax benefit of merger-related expense	(6,012)	—
Provision expense related to acquisition	19,127	—
Tax benefit of provision expense related to acquisition	(4,017)	—
Branch consolidation costs	4,178	—
Tax benefit of branch consolidation costs	(877)	—
Operating net income available to common stockholders (non-GAAP)	$92,016	$91,225
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as merger expenses, initial provision for non-PCD loans acquired and branch consolidation costs are not organic costs to run our operations and facilities. The merger expenses and branch consolidation costs principally represent expenses to satisfy contractual obligations of the acquired entity or closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

TABLE 24
Operating earnings per diluted common share

	Three Months Ended March 31,
	2022	2021
Net income per diluted common share	$0.15	$0.28
Merger-related expense	0.08	—
Tax benefit of merger-related expense	(0.02)	—
Provision expense related to acquisition	0.05	—
Tax benefit of provision expense related to acquisition	(0.01)	—
Branch consolidation costs	0.01	—
Tax benefit of branch consolidation costs	—	—
Operating earnings per diluted common share (non-GAAP)	$0.26	$0.28

TABLE 25
Return on average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income available to common stockholders (annualized)	$206,787	$369,970
Amortization of intangibles, net of tax (annualized)	10,339	9,773
Tangible net income available to common stockholders (annualized) (non-GAAP)	$217,126	$379,743
Average total stockholders’ equity	$5,448,894	$4,961,692
Less: Average preferred stockholders' equity	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,444,395)	(2,315,012)
Average tangible common equity (non-GAAP)	$2,897,617	$2,539,798
Return on average tangible common equity (non-GAAP)	7.49%	14.95%
(1) Excludes loan servicing rights.

TABLE 26
Return on average tangible assets

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net income (annualized)	$214,935	$378,118
Amortization of intangibles, net of tax (annualized)	10,339	9,773
Tangible net income (annualized) (non-GAAP)	$225,274	$387,891
Average total assets	$41,121,071	$37,626,715
Less: Average intangible assets (1)	(2,444,395)	(2,315,012)
Average tangible assets (non-GAAP)	$38,676,676	$35,311,703
Return on average tangible assets (non-GAAP)	0.58%	1.10%
(1) Excludes loan servicing rights.

TABLE 27
Tangible book value per common share

	March 31, 2022	March 31, 2021
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,438,595	$4,973,676
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,492,359)	(2,313,478)
Tangible common equity (non-GAAP)	$2,839,354	$2,553,316
Ending common shares outstanding	350,911,030	318,696,426
Tangible book value per common share (non-GAAP)	$8.09	$8.01
(1) Excludes loan servicing rights.

TABLE 28
Tangible equity to tangible assets (period-end)

	March 31, 2022	March 31, 2021
(dollars in thousands)
Total stockholders' equity	$5,438,595	$4,973,676
Less: Intangible assets (1)	(2,492,359)	(2,313,478)
Tangible equity (non-GAAP)	$2,946,236	$2,660,198
Total assets	$42,021,887	$38,475,371
Less: Intangible assets (1)	(2,492,359)	(2,313,478)
Tangible assets (non-GAAP)	$39,529,528	$36,161,893
Tangible equity / tangible assets (period-end) (non-GAAP)	7.45%	7.36%
(1) Excludes loan servicing rights.

TABLE 29
Tangible common equity / tangible assets (period-end)

	March 31, 2022	March 31, 2021
(dollars in thousands)
Total stockholders' equity	$5,438,595	$4,973,676
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,492,359)	(2,313,478)
Tangible common equity (non-GAAP)	$2,839,354	$2,553,316
Total assets	$42,021,887	$38,475,371
Less: Intangible assets (1)	(2,492,359)	(2,313,478)
Tangible assets (non-GAAP)	$39,529,528	$36,161,893
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.18%	7.06%
(1) Excludes loan servicing rights.
TABLE 30
Allowance for credit losses / loans and leases, excluding PPP loans (period-end)

(dollars in thousands)	March 31, 2022	December 31, 2021
ACL - loans	$370,643	$344,284
Loans and leases	$26,839,069	$24,968,702
Less: PPP loans outstanding	(179,644)	(336,578)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$26,659,425	$24,632,124
ACL loans / loans and leases, excluding PPP loans (non-GAAP)	1.39%	1.40%

TABLE 31
Deposits, excluding Howard deposits (average)

(Dollars in thousands)	March 31, 2022	March 31, 2021
Deposits	$32,994,802	$29,367,149
Less: Howard deposits	(1,343,891)	—
Deposits, excluding Howard deposits (non-GAAP)	$31,650,911	$29,367,149
TABLE 32
Loans and leases, excluding PPP loans and Howard loans as of the acquisition date (period-end)

	Three Months Ended March 31,	Three Months Ended December 31,
(Dollars in thousands)	2022	2021
Loans and leases	$26,839,069	$24,968,702
Less: PPP loans outstanding	(179,644)	(336,578)
Less: Howard loans as of the acquisition date, excluding PPP loans outstanding	(1,767,564)	—
Loans and leases, excluding PPP loans and Howard loans as of the acquisition date (non-GAAP)	$24,891,861	$24,632,124
Key Performance Indicators
TABLE 33
Pre-provision net revenue to average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Net interest income	$234,076	$222,923
Non-interest income	78,322	82,805
Less: Non-interest expense	(227,426)	(184,862)
Pre-provision net revenue (as reported)	$84,972	$120,866
Pre-provision net revenue (as reported) (annualized)	$344,609	$490,179
Adjustments:
Add: Merger-related expense (non-interest expense)	28,629	—
Add: Branch consolidation costs (non-interest expense)	4,178	—
Pre-provision net revenue (operating) (non-GAAP)	$117,779	$120,866
Pre-provision net revenue (operating) (annualized) (non-GAAP)	$477,659	$490,179
Average total shareholders’ equity	$5,448,894	$4,961,692
Less: Average preferred shareholders’ equity	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,444,395)	(2,315,012)
Average tangible common equity (non-GAAP)	$2,897,617	$2,539,798
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	11.89%	19.30%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	16.48%	19.30%
(1) Excludes loan servicing rights.

TABLE 34
Efficiency ratio

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Non-interest expense	$227,426	$184,862
Less: Amortization of intangibles	(3,227)	(3,050)
Less: OREO expense	(315)	(786)
Less: Merger-related expense	(28,629)	—
Less: Branch consolidation costs	(4,178)	—
Adjusted non-interest expense	$191,077	$181,026
Net interest income	$234,076	$222,923
Taxable equivalent adjustment	2,598	2,859
Non-interest income	78,322	82,805
Less: Net securities gains	—	(41)
Adjusted net interest income (FTE) + non-interest income	$314,996	$308,546
Efficiency ratio (FTE) (non-GAAP)	60.66%	58.67%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2022, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 12, "Commitments, Credit Risk and Contingencies" of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.

ITEM 1A.    RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2021 Annual Report on Form 10-K. There were no material changes in risk factors relevant to our results of operations, financial condition or liquidity since December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding FNB's purchases of our common stock during the quarter ended March 31, 2022. In April 2022, our Board of Directors authorized an additional $150 million available to repurchase shares of our common stock.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
February 1 - February 28, 2022	1,771,204	$13.43	1,771,204	$44,597,201
March 1 - March 31, 2022	477,030	12.57	477,030	38,593,179
Total	2,248,234	$13.25	2,248,234
(1) The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions. The amounts do not reflect the additional $150 million authorization that was approved subsequent to March 31, 2022.

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

F.N.B. Corporation

Dated:	May 5, 2022	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2022	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 5, 2022	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)