Form 10-Q
period 2022-06-30
FNB CORP/PA/
filed 2022-08-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2022
Common Stock, $0.01 Par Value	350,727,747	Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$438	$337
Interest-bearing deposits with banks	1,591	3,156
Cash and Cash Equivalents	2,029	3,493
Debt securities available for sale (amortized cost of $3,785 and $3,416; allowance for credit losses of $0 and $0)	3,566	3,426
Debt securities held to maturity (fair value of $3,470 and $3,506; allowance for credit losses of $0 and $0)	3,740	3,463
Loans held for sale (includes $130 and $269 measured at fair value) (1)	164	295
Loans and leases, net of unearned income of $20 and $36	28,044	24,968
Allowance for credit losses on loans and leases	(378)	(344)
Net Loans and Leases	27,666	24,624
Premises and equipment, net	405	345
Goodwill	2,434	2,262
Core deposit and other intangible assets, net	55	42
Bank owned life insurance	627	546
Other assets	995	1,017
Total Assets	$41,681	$39,513
Liabilities
Deposits:
Non-interest-bearing demand	$11,716	$10,789
Interest-bearing demand	14,739	14,409
Savings	3,982	3,669
Certificates and other time deposits	3,043	2,859
Total Deposits	33,480	31,726
Short-term borrowings	1,391	1,536
Long-term borrowings	712	682
Other liabilities	662	419
Total Liabilities	36,245	34,363
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 365,197,355 and 329,464,669 shares	4	3
Additional paid-in capital	4,562	4,109
Retained earnings	1,182	1,110
Accumulated other comprehensive loss	(252)	(62)
Treasury stock – 14,471,977 and 10,531,177 shares at cost	(167)	(117)
Total Stockholders’ Equity	5,436	5,150
Total Liabilities and Stockholders’ Equity	$41,681	$39,513
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest Income
Loans and leases, including fees	$242	$224	$463	$445
Securities:
Taxable	27	21	51	43
Tax-exempt	6	7	13	15
Other	5	1	7	1
Total Interest Income	280	253	534	504
Interest Expense
Deposits	15	12	23	27
Short-term borrowings	5	7	11	14
Long-term borrowings	6	6	12	12
Total Interest Expense	26	25	46	53
Net Interest Income	254	228	488	451
Provision for credit losses	6	(1)	24	5
Net Interest Income After Provision for Credit Losses	248	229	464	446
Non-Interest Income
Service charges	35	30	66	58
Trust services	10	9	20	18
Insurance commissions and fees	6	6	14	13
Securities commissions and fees	6	6	12	12
Capital markets income	8	7	15	15
Mortgage banking operations	6	7	13	23
Dividends on non-marketable equity securities	3	3	5	5
Bank owned life insurance	4	5	7	8
Other	4	7	8	11
Total Non-Interest Income	82	80	160	163
Non-Interest Expense
Salaries and employee benefits	104	102	216	209
Net occupancy	16	16	34	32
Equipment	18	17	36	34
Amortization of intangibles	4	3	7	6
Outside services	17	19	34	36
Marketing	5	4	8	7
FDIC insurance	5	4	10	9
Bank shares and franchise taxes	4	4	8	8
Merger-related	2	—	31	—
Other	18	13	36	26
Total Non-Interest Expense	193	182	420	367
Income Before Income Taxes	137	127	204	242
Income taxes	28	25	42	47
Net Income	109	102	162	195
Preferred stock dividends	2	2	4	4
Net Income Available to Common Stockholders	$107	$100	$158	$191
Earnings per Common Share
Basic	$0.30	$0.31	$0.45	$0.60
Diluted	0.30	0.31	0.45	0.59
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$109	$102	$162	$195
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(15), $1, $(51) and $(5)	(50)	2	(178)	(19)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(1), $0, $(5) and $1	(2)	—	(17)	4
Reclassification adjustment for gains included in net income, net of tax expense of $1, $1, $1 and $2	2	3	4	7
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0, $0, $0 and $0	—	—	1	1
Other Comprehensive Income (Loss)	(50)	5	(190)	(7)
Comprehensive Income (Loss)	$59	$107	$(28)	$188
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended June 30, 2021
Balance at beginning of period	$107	$3	$4,099	$921	$(51)	$(105)	$4,974
Comprehensive income				102	5		107
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	2	(1)		(4)	(3)
Balance at end of period	$107	$3	$4,101	$981	$(46)	$(109)	$5,037
Three Months Ended June 30, 2022
Balance at beginning of period	$107	$4	$4,560	$1,118	$(202)	$(148)	$5,439
Comprehensive income (loss)				109	(50)		59
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	—			(6)	(6)
Repurchase of common stock						(13)	(13)
Restricted stock compensation			2				2
Balance at end of period	$107	$4	$4,562	$1,182	$(252)	$(167)	$5,436

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2021
Balance at beginning of period	$107	$3	$4,087	$869	$(39)	$(68)	$4,959
Comprehensive income (loss)				195	(7)		188
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(78)			(78)
Issuance of common stock		—	3	(1)		(5)	(3)
Repurchase of common stock						(36)	(36)
Restricted stock compensation			11				11
Balance at end of period	$107	$3	$4,101	$981	$(46)	$(109)	$5,037
Six Months Ended June 30, 2022
Balance at beginning of period	$107	$3	$4,109	$1,110	$(62)	$(117)	$5,150
Comprehensive income (loss)				162	(190)		(28)
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(86)			(86)
Issuance of common stock		—	1			(7)	(6)
Issuance of common stock - acquisitions		1	442				443
Repurchase of common stock						(43)	(43)
Restricted stock compensation			10				10
Balance at end of period	$107	$4	$4,562	$1,182	$(252)	$(167)	$5,436
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$162	$195
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	35	2
Provision for credit losses	24	5
Deferred tax expense (benefit)	8	3
Loans originated for sale	(613)	(1,099)
Loans sold	774	1,107
Net gain on sale of loans	(30)	(32)
Net change in:
Interest receivable	(4)	6
Interest payable	1	(2)
Bank owned life insurance, excluding purchases	(1)	1
Other, net	336	114
Net cash flows provided by (used in) operating activities	692	300
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,275)	381
Debt securities available for sale:
Purchases	(773)	(854)
Sales	287	—
Maturities/payments	430	1,161
Debt securities held to maturity:
Purchases	(636)	(725)
Maturities/payments	354	453
Increase in premises and equipment	(50)	(32)
Net cash received in business acquisition	75	—
Net cash flows provided by (used in) investing activities	(1,588)	384
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	(40)	1,807
Time deposits	(36)	(461)
Short-term borrowings	(160)	(153)
Proceeds from issuance of long-term borrowings	11	12
Repayment of long-term borrowings	(214)	(218)
Repurchases of common stock	(43)	(36)
Cash dividends paid:
Preferred stock	(4)	(4)
Common stock	(86)	(78)
Other, net	4	8
Net cash flows provided by (used in) financing activities	(568)	877
Net Increase in Cash and Cash Equivalents	(1,464)	1,561
Cash and cash equivalents at beginning of period	3,493	1,383
Cash and Cash Equivalents at End of Period	$2,029	$2,944
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2022
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of June 30, 2022, we had 338 banking offices throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and stockholders' equity. Events occurring subsequent to June 30, 2022 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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
TABLE 3.1

(in millions)	Howard
Fair value of consideration paid	$443
Fair value of identifiable assets acquired:
Cash and cash equivalents	75
Securities	321
Loans	1,780
Core deposit and other intangible assets	19
Fixed and other assets	161
Total identifiable assets acquired	2,356
Fair value of liabilities assumed:
Deposits	1,831
Borrowings	247
Other liabilities	7
Total liabilities assumed	2,085
Fair value of net identifiable assets acquired	271
Goodwill recognized	$172
Goodwill related to the transaction was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Howard acquisition of $30.2 million for the first six months of 2022.
We continue to analyze the valuations assigned to the acquired assets and assumed liabilities. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans is not yet final. In addition, we are reviewing third-party valuations on acquired premises. We are also assessing the valuation on deferred taxes. During the second quarter, we completed the review of the third-party valuations for core deposit intangibles, deposits and debt. There were no changes to provisional amounts for core deposit intangibles, deposits and debt.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. We consider various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, TDR classification, Fair Isaac Corporation (FICO) scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Howard acquisition, we acquired PCD loans and leases of $186.9 million. We established an ACL at acquisition of $10.0 million with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $5.4 million and the Day 1 fair value was $171.5 million. The initial provision expense for non-PCD loans associated with the Howard acquisition was $19.1 million.
We integrated the systems and the operating activities of Howard into FNB in February. Due to that integration, it is impracticable to disclose the revenue from the Howard assets acquired and income before income taxes subsequent to the acquisition.
Pending Acquisition – UB Bancorp
On May 31, 2022, FNB entered into a definitive merger agreement to acquire UB Bancorp, a bank holding company based in Greenville, North Carolina with approximately $1.2 billion in total assets. The transaction is valued at approximately $119 million. Under the terms of the merger agreement, UB Bancorp voting common shareholders will be entitled to receive 1.61 shares of FNB’s common stock for each share of UB Bancorp common stock. FNB expects to issue approximately 9.8 million shares of its common stock in exchange for approximately 6.0 million shares of UB Bancorp common stock. UB Bancorp’s banking affiliate, Union Bank, will be merged into FNBPA. The transaction is expected to be completed in late

2022, pending satisfaction of customary closing conditions, including regulatory approvals and the approval of UB Bancorp's stockholders.
NOTE 4.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at June 30, 2022 and December 31, 2021. Accrued interest receivable on AFS debt securities totaled $8.6 million and $7.3 million at June 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
June 30, 2022
U.S. Treasury	$279	$—	$(14)	$265
U.S. government agencies	128	2	—	130
U.S. government-sponsored entities	287	—	(13)	274
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,459	—	(82)	1,377
Agency collateralized mortgage obligations	1,194	—	(91)	1,103
Commercial mortgage-backed securities	389	—	(18)	371
States of the U.S. and political subdivisions (municipals)	32	—	(3)	29
Other debt securities	17	—	—	17
Total debt securities AFS	$3,785	$2	$(221)	$3,566

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2021
U.S. Treasury	$205	$—	$(1)	$204
U.S. government agencies	154	1	—	155
U.S. government-sponsored entities	194	—	(2)	192
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,342	19	(4)	1,357
Agency collateralized mortgage obligations	1,192	11	(17)	1,186
Commercial mortgage-backed securities	294	5	(2)	297
States of the U.S. and political subdivisions (municipals)	33	—	—	33
Other debt securities	2	—	—	2
Total debt securities AFS	$3,416	$36	$(26)	$3,426
The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM portfolio was $0.13 million and $0.05 million at June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on HTM debt securities totaled $12.7 million and $12.3 million at June 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.

TABLE 4.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
June 30, 2022
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,200	—	(85)	1,115
Agency collateralized mortgage obligations	1,043	—	(75)	968
Commercial mortgage-backed securities	517	1	(22)	496
States of the U.S. and political subdivisions (municipals)	973	1	(90)	884
Other debt securities	5	—	—	5
Total debt securities HTM	$3,740	$2	$(272)	$3,470

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2021
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,191	15	(5)	1,201
Agency collateralized mortgage obligations	930	5	(12)	923
Commercial mortgage-backed securities	323	3	(2)	324
States of the U.S. and political subdivisions (municipals)	1,017	39	—	1,056
Total debt securities HTM	$3,463	$62	$(19)	$3,506

There were no significant gross gains or gross losses realized on securities during the six months ended June 30, 2022 or 2021.

As of June 30, 2022, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13	$13	$1	$1
Due after one year but within five years	577	550	23	23
Due after five years but within ten years	102	101	162	154
Due after ten years	51	51	794	713
	743	715	980	891
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,459	1,377	1,200	1,115
Agency collateralized mortgage obligations	1,194	1,103	1,043	968
Commercial mortgage-backed securities	389	371	517	496
Total debt securities	$3,785	$3,566	$3,740	$3,470

Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

(dollars in millions)	June 30, 2022	December 31, 2021
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,963	$5,660
As collateral for short-term borrowings	340	392
Securities pledged as a percent of total securities	86.3%	87.9%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of continuous loss position:

TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
June 30, 2022
U.S. Treasury	5	$240	$(14)	—	$—	$—	5	$240	$(14)
U.S. government agencies	2	20	—	8	5	—	10	25	—
U.S. government-sponsored entities	13	228	(11)	1	23	(2)	14	251	(13)
Residential mortgage-backed securities:
Agency mortgage-backed securities	113	1,372	(82)	—	—	—	113	1,372	(82)
Agency collateralized mortgage obligations	65	866	(61)	9	237	(30)	74	1,103	(91)
Commercial mortgage-backed securities	16	343	(15)	2	28	(3)	18	371	(18)
States of the U.S. and political subdivisions (municipals)	12	26	(2)	1	2	(1)	13	28	(3)
Other debt securities	6	12	—	1	2	—	7	14	—
Total	232	$3,107	$(185)	22	$297	$(36)	254	$3,404	$(221)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2021
U.S. Treasury	3	$151	$(1)	—	$—	$—	3	$151	$(1)
U.S. government agencies	3	22	—	9	8	—	12	30	—
U.S. government-sponsored entities	3	99	(1)	1	24	(1)	4	123	(2)
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	599	(4)	—	—	—	13	599	(4)
Agency collateralized mortgage obligations	23	659	(15)	3	68	(2)	26	727	(17)
Commercial mortgage-backed securities	5	125	(2)	—	—	—	5	125	(2)
States of the U.S. and political subdivisions (municipals)	10	24	—	—	—	—	10	24	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	60	$1,679	$(23)	14	$102	$(3)	74	$1,781	$(26)
We evaluated the AFS debt securities that were in an unrealized loss position at June 30, 2022. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates and does not reflect any expected credit losses. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of June 30, 2022 is highly rated with an average rating of AA and 99% of the portfolio having an A or better rating. All the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 61% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
The ACL on the HTM municipal bond portfolio is calculated on each bond using:
•The bond’s underlying credit rating, time to maturity and exposure amount;
•Credit enhancements that improve the bond’s credit rating (e.g., insurance); and
•Moody’s U.S. Bond Defaults and Recoveries, 1970-2021 study.
By using these components, we derive the expected credit loss on the HTM general obligation municipal bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our Commercial and Industrial Non-Manufacturing loan portfolio forecast adjustment as derived through our assessment of the loan portfolio as a proxy for our municipal bond portfolio.
Our corporate bond portfolio, with a carrying amount of $21.7 million as of June 30, 2022 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $2.0 million.
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
For the year-to-date periods ending June 30, 2022 and 2021, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.13 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.07 million relating to other debt securities, as of June 30, 2022 and $0.05 million relating to the municipal bond portfolio as of December 31, 2021. No other securities portfolios had an ACL. At June 30, 2022 and December 31, 2021, there were no securities that were past due or on non-accrual.

NOTE 5.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $60.8 million at June 30, 2022 and $48.9 million at December 31, 2021, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

(in millions)	June 30, 2022	December 31, 2021
Commercial real estate	$10,787	$9,899
Commercial and industrial	6,564	5,977
Commercial leases	504	495
Other	136	94
Total commercial loans and leases	17,991	16,465
Direct installment	2,769	2,376
Residential mortgages	4,595	3,654
Indirect installment	1,384	1,227
Consumer lines of credit	1,305	1,246
Total consumer loans	10,053	8,503
Total loans and leases, net of unearned income	$28,044	$24,968
The remaining accretable discount included in the amortized cost of acquired loans was $34.4 million and $30.0 million at June 30, 2022 and December 31, 2021, respectively, which includes the $10 million established for Howard at the time of acquisition.

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
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers, except for PPP loans that are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. PPP loans are included in the commercial and industrial category and comprise $85.8 million and $336.6 million of this category's outstanding balance at June 30, 2022 and December 31, 2021, respectively;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

(dollars in millions)	June 30, 2022	December 31, 2021
Commercial real estate:
Percent owner-occupied	29.6%	28.8%
Percent non-owner-occupied	70.4	71.2

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

The following tables summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 5.4

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$897	$2,126	$1,743	$1,422	$785	$2,738	$252	$9,963
Special Mention	1	33	21	85	99	259	3	501
Substandard	2	11	13	35	45	189	28	323
Total commercial real estate	900	2,170	1,777	1,542	929	3,186	283	10,787
Commercial and Industrial:
Risk Rating:
Pass	858	1,294	760	682	356	434	1,798	6,182
Special Mention	1	4	21	10	4	102	38	180
Substandard	2	17	10	15	50	57	51	202
Total commercial and industrial	861	1,315	791	707	410	593	1,887	6,564
Commercial Leases:
Risk Rating:
Pass	87	157	88	83	46	36	—	497
Special Mention	—	—	1	—	—	—	—	1
Substandard	—	1	2	2	1	—	—	6
Total commercial leases	87	158	91	85	47	36	—	504
Other Commercial:
Risk Rating:
Pass	60	—	—	—	—	13	63	136
Total other commercial	60	—	—	—	—	13	63	136
Total commercial loans and leases	1,908	3,643	2,659	2,334	1,386	3,828	2,233	17,991

CONSUMER
Direct Installment:
Current	604	945	493	182	103	429	—	2,756
Past due	—	1	1	—	1	10	—	13
Total direct installment	604	946	494	182	104	439	—	2,769
Residential Mortgages:
Current	701	1,518	907	401	141	885	—	4,553
Past due	—	2	3	1	3	33	—	42
Total residential mortgages	701	1,520	910	402	144	918	—	4,595
Indirect Installment:
Current	425	432	209	118	122	62	—	1,368
Past due	1	8	3	2	1	1	—	16
Total indirect installment	426	440	212	120	123	63	—	1,384
Consumer Lines of Credit:
Current	47	20	3	3	4	133	1,080	1,290
Past due	—	—	—	—	—	13	2	15
Total consumer lines of credit	47	20	3	3	4	146	1,082	1,305
Total consumer loans	1,778	2,926	1,619	707	375	1,566	1,082	10,053
Total loans and leases	$3,686	$6,569	$4,278	$3,041	$1,761	$5,394	$3,315	$28,044

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 5.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
June 30, 2022
Commercial real estate	$8	$—	$49	$57	$10,730	$10,787	$31
Commercial and industrial	7	—	10	17	6,547	6,564	2
Commercial leases	2	—	1	3	501	504	—
Other	—	—	—	—	136	136	—
Total commercial loans and leases	17	—	60	77	17,914	17,991	33
Direct installment	5	1	7	13	2,756	2,769	—
Residential mortgages	21	4	17	42	4,553	4,595	—
Indirect installment	13	1	2	16	1,368	1,384	—
Consumer lines of credit	7	2	6	15	1,290	1,305	—
Total consumer loans	46	8	32	86	9,967	10,053	—
Total loans and leases	$63	$8	$92	$163	$27,881	$28,044	$33

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2021
Commercial real estate	$11	$—	$48	$59	$9,840	$9,899	$20
Commercial and industrial	4	—	15	19	5,958	5,977	4
Commercial leases	1	—	1	2	493	495	—
Other	—	—	—	—	94	94	—
Total commercial loans and leases	16	—	64	80	16,385	16,465	24
Direct installment	5	—	7	12	2,364	2,376	—
Residential mortgages	20	4	10	34	3,620	3,654	—
Indirect installment	12	1	2	15	1,212	1,227	—
Consumer lines of credit	6	1	5	12	1,234	1,246	—
Total consumer loans	43	6	24	73	8,430	8,503	—
Total loans and leases	$59	$6	$88	$153	$24,815	$24,968	$24

Following is a summary of non-performing assets:
TABLE 5.6

(dollars in millions)	June 30, 2022	December 31, 2021
Non-accrual loans	$92	$88
Total non-performing loans	92	88
Other real estate owned	10	8
Total non-performing assets	$102	$96
Asset quality ratios:
Non-performing loans / total loans and leases	0.33%	0.35%
Non-performing assets + 90 days past due / total loans and leases + OREO	0.39	0.41
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.3 million at June 30, 2022 and $1.6 million at December 31, 2021. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at June 30, 2022 and December 31, 2021 totaled $10.7 million and $4.3 million, respectively. During 2020 and 2021, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans under the CARES Act to all residential mortgage loan customers.
Approximately $53.5 million of commercial loans are collateral dependent at June 30, 2022. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

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
Following is a summary of the composition of total TDRs:
TABLE 5.7

(in millions)	June 30, 2022	December 31, 2021
Accruing	$62	$60
Non-accrual	33	32
Total TDRs	$95	$92

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the six months ended June 30, 2022, we returned to accruing status $5.7 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $1.9 million at June 30, 2022, compared to $1.5 million at December 31, 2021, and pooled reserves for individual loans of $1.1 million and $1.5 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.7 million for June 30, 2022 and $3.9 million for December 31, 2021. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 5.8

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	7	$3	$3	9	$3	$4
Commercial and industrial	6	1	—	6	1	1
Total commercial loans	13	4	3	15	4	5
Direct installment	13	1	1	26	1	1
Residential mortgages	15	3	3	20	3	3
Consumer lines of credit	5	—	1	8	1	1
Total consumer loans	33	4	5	54	5	5
Total	46	$8	$8	69	$9	$10

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	9	$2	$2	19	$19	$19
Commercial and industrial	4	—	—	5	—	—
Total commercial loans	13	2	2	24	19	19
Direct installment	9	—	—	19	1	1
Residential mortgages	2	—	—	3	—	—
Consumer lines of credit	15	1	1	25	2	2
Total consumer loans	26	1	1	47	3	3
Total	39	$3	$3	71	$22	$22
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 5.9

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	2	$—
Total commercial loans	—	—	2	—
Direct installment	1	—	2	—
Residential mortgages	3	—	3	—
Total consumer loans	4	—	5	—
Total	4	$—	7	$—

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	—	$—	1	$—
Total commercial loans	—	—	1	—
Direct installment	1	—	1	—
Residential mortgages	—	—	1	—
Total consumer loans	1	—	2	—
Total	1	$—	3	$—

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2022
Commercial real estate	$165.7	$(0.6)	$0.7	$0.1	$(7.9)	$157.9
Commercial and industrial	91.7	(1.1)	2.7	1.6	1.0	94.3
Commercial leases	13.8	—	—	—	(0.1)	13.7
Other	3.8	(0.7)	0.3	(0.4)	0.8	4.2
Total commercial loans and leases	275.0	(2.4)	3.7	1.3	(6.2)	270.1
Direct installment	31.2	(0.2)	0.2	—	3.0	34.2
Residential mortgages	39.7	(0.2)	0.1	(0.1)	7.6	47.2
Indirect installment	14.2	(1.2)	0.4	(0.8)	2.6	16.0
Consumer lines of credit	10.5	(0.2)	0.2	—	—	10.5
Total consumer loans	95.6	(1.8)	0.9	(0.9)	13.2	107.9
Total allowance for credit losses on loans and leases	370.6	(4.2)	4.6	0.4	7.0	378.0
Allowance for unfunded loan commitments	18.8	—	—	—	(0.6)	18.2
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$389.4	$(4.2)	$4.6	$0.4	$6.4	$396.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Period
Six Months Ended June 30, 2022
Commercial real estate	$156.5	$(1.6)	$2.1	$0.5	$(3.5)	$4.4	$157.9
Commercial and industrial	87.4	(4.3)	4.0	(0.3)	3.8	3.4	94.3
Commercial leases	14.7	(0.1)	—	(0.1)	(0.9)	—	13.7
Other	2.6	(1.4)	0.5	(0.9)	2.5	—	4.2
Total commercial loans and leases	261.2	(7.4)	6.6	(0.8)	1.9	7.8	270.1
Direct installment	26.4	(0.2)	0.4	0.2	7.1	0.5	34.2
Residential mortgages	33.1	(0.3)	0.3	—	12.8	1.3	47.2
Indirect installment	13.5	(2.2)	1.1	(1.1)	3.6	—	16.0
Consumer lines of credit	10.1	(0.4)	0.6	0.2	(0.2)	0.4	10.5
Total consumer loans	83.1	(3.1)	2.4	(0.7)	23.3	2.2	107.9
Total allowance for credit losses on loans and leases	344.3	(10.5)	9.0	(1.5)	25.2	10.0	378.0
Allowance for unfunded loan commitments	19.1	—	—	—	(0.9)	—	18.2
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(10.5)	$9.0	$(1.5)	$24.3	$10.0	$396.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2021
Commercial real estate	$184	$(5)	$2	$(3)	$(5)	$176
Commercial and industrial	79	(1)	1	—	2	81
Commercial leases	17	—	—	—	(1)	16
Other	1	(1)	—	(1)	1	1
Total commercial loans and leases	281	(7)	3	(4)	(3)	274
Direct installment	26	—	—	—	1	27
Residential mortgages	32	—	—	—	1	33
Indirect installment	11	(1)	1	—	1	12
Consumer lines of credit	12	—	—	—	(1)	11
Total consumer loans	81	(1)	1	—	2	83
Total allowance for credit losses on loans and leases	362	(8)	4	(4)	(1)	357
Allowance for unfunded loan commitments	14	—	—	—	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$376	$(8)	$4	$(4)	$(1)	$371
Six Months Ended June 30, 2021
Commercial real estate	$181	$(6)	$3	$(3)	$(2)	$176
Commercial and industrial	81	(9)	2	(7)	7	81
Commercial leases	17	—	1	1	(2)	16
Other	1	(2)	1	(1)	1	1
Total commercial loans and leases	280	(17)	7	(10)	4	274
Direct installment	26	—	—	—	1	27
Residential mortgages	34	—	—	—	(1)	33
Indirect installment	11	(3)	2	(1)	2	12
Consumer lines of credit	12	—	—	—	(1)	11
Total consumer loans	83	(3)	2	(1)	1	83
Total allowance for credit losses on loans and leases	363	(20)	9	(11)	5	357
Allowance for unfunded loan commitments	14	—	—	—	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$377	$(20)	$9	$(11)	$5	$371

Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in millions)
Balance at beginning of period	$19	$14	$19	$14
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	(1)	—	(1)	—
Consumer portfolio	—	—	—	—
Balance at end of period	$18	$14	$18	$14
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
At June 30, 2022 and December 31, 2021, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2022, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 6.0% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 11.4% over our R&S forecast period, (iii) S&P Volatility, which increases 2.3% in 2022 and decreases 8.6% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2021 included, but were not limited to: (i) the purchase only Housing Price Index, which reflected growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflected growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.
The ACL on loans and leases of $378.0 million at June 30, 2022 increased $33.7 million, or 9.8%, from December 31, 2021 primarily due to the Howard acquisition and the associated ACL attributable to the acquired loans and leases, significant loan growth and CECL-related model impacts from lower prepayment speed assumptions in the second quarter of 2022, partially offset by positive credit quality trends. Our ending ACL coverage ratio at June 30, 2022 was 1.35%, compared to 1.38% at December 31, 2021. Total provision for credit losses for the three months ended June 30, 2022 was $6.4 million. Net recoveries were $0.4 million during the three months ended June 30, 2022, compared to net charge-offs of $3.8 million during the three months ended June 30, 2021, reflecting continued strong underlying portfolio credit trends. Total provision for credit losses for the six months ended June 30, 2022 was $24.3 million and included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. Net charge-offs were $1.5 million during the six months ended June 30, 2022, compared to $11.0 million during the six months ended June 30, 2021.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

(in millions)	June 30, 2022	December 31, 2021
Mortgage loans sold with servicing retained	$5,094	$4,855

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Mortgage loans sold with servicing retained	$315	$518	$666	$1,024
Pretax net gains resulting from above loan sales (1)	(7)	11	(7)	26
Mortgage servicing fees (1)	3	3	6	6
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 7.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$48.5	$38.6	$44.4	$35.6
Additions	4.0	5.7	8.1	10.9
Payoffs and curtailments	(1.4)	(3.5)	(3.0)	(7.6)
(Impairment charge) / recovery	0.2	0.3	2.5	2.8
Amortization	(0.6)	(0.6)	(1.3)	(1.2)
Balance at end of period	$50.7	$40.5	$50.7	$40.5
Fair value, beginning of period	$58.2	$40.2	$46.0	$35.6
Fair value, end of period	64.1	40.8	64.1	40.8
We had no valuation allowance for MSRs as of June 30, 2022, compared to $2.5 million at December 31, 2021.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

(dollars in millions)	June 30, 2022	December 31, 2021
Weighted average life (months)	94.8	76.6
Constant prepayment rate (annualized)	7.5%	11.2%
Discount rate	9.5%	9.5%
Effect on fair value due to change in interest rates:
+2.00%	$9	$15
+1.00%	5	9
+0.50%	3	5
+0.25%	1	3
-0.25%	(2)	(3)
-0.50%	(3)	(7)
The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the changes in assumptions to fair value may not be linear. Also, in this table, the effects of an adverse variation in a particular assumption on the fair value of MSRs is calculated without changing any other assumptions, while, in reality, changes in one factor may result in changing another, which may magnify or contract the effect of the change.

NOTE 8.    LEASES

We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of June 30, 2022, we had operating lease right-of-use assets and operating lease liabilities of $136.2 million and $145.9 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $20.8 million and $21.1 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of June 30, 2022, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $69.2 million in right-of-use assets and $90.6 million in other liabilities. These operating leases are currently expected to commence in 2023 with lease terms up to 16 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Operating lease cost	$8	$7	$16	$14
Variable lease cost	1	1	2	2
Total lease cost	$9	$8	$18	$16

Other information related to leases is as follows:
TABLE 8.2

	Six Months Ended June 30,
(dollars in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1	$2
Finance leases	$6	$10
Weighted average remaining lease term (years):
Operating leases	9.60	9.36
Finance leases	22.06	24.34
Weighted average discount rate:
Operating leases	2.4%	2.6%
Finance leases	2.5%	1.9%

Maturities of lease liabilities were as follows:
TABLE 8.3

(in millions)	Operating Leases	Finance Leases	Total Leases
June 30, 2022
2022	$14	$1	$15
2023	24	1	25
2024	22	1	23
2025	16	1	17
2026	13	1	14
Later years	77	23	100
Total lease payments	166	28	194
Less: imputed interest	(20)	(7)	(27)
Present value of lease liabilities	$146	$21	$167

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

Unconsolidated VIEs

The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at June 30, 2022 and December 31, 2021.

TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2022
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	123	37	123
Other investments	30	5	30
Total	$154	$114	$153
December 31, 2021
Trust preferred securities (1)	$1	$67	$—
Affordable housing tax credit partnerships	121	34	121
Other investments	28	6	28
Total	$150	$107	$149
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

The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.2

(in millions)	June 30, 2022	December 31, 2021
LIHTC investments included in other assets	$86	$87
Unfunded LIHTC commitments	37	34
The following table summarizes the impact of these LIHTC investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 9.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$3	$4	$7	$7
Low-income housing tax credits	(4)	(4)	(8)	(7)
Other tax benefits related to tax credit investments	—	(1)	(1)	(2)
Total impact on provision for income taxes	$(1)	$(1)	$(2)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit investments, and other equity method investments.

NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	June 30, 2022	December 31, 2021
Securities sold under repurchase agreements	$328	$376
Federal Home Loan Bank advances	930	1,030
Subordinated notes	133	130
Total short-term borrowings	$1,391	$1,536
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of June 30, 2022 or December 31, 2021. At June 30, 2022, $930.0 million, or 100.0%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $1.0 billion, or 100.0%, as of December 31, 2021.

Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	June 30, 2022	December 31, 2021
Senior notes	$299	$299
Subordinated notes	67	68
Junior subordinated debt	72	67
Other subordinated debt	274	248
Total long-term borrowings	$712	$682
We assumed $25 million of other subordinated debt and $5 million of junior subordinated debt from the Howard acquisition. Those additions are reflected in the balances above and in the tables below.
Our banking affiliate has available credit with the FHLB of $9.3 billion, of which $0.9 billion was utilized and included in short-term borrowings as of June 30, 2022. The short-term FHLB borrowings are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically during 2022. There were no long-term FHLB borrowings as of June 30, 2022 or December 31, 2021. Effective interest rates paid on the long-term FHLB borrowings held during 2021 ranged from 0.26% to 0.29% for the year ended December 31, 2021.
The following table provides information relating to our senior notes and other subordinated debt as of June 30, 2022. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
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

The following table provides information relating to the Trusts as of June 30, 2022:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	3.48%	LIBOR + 165 bps
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	3.15%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	3.71%	LIBOR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	3.31%	LIBOR + 148 bps
Total	$77	$3	$72
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	June 30, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,980	$—	$—	$2,080	$1	$—
Interest rate swaps – not designated	5,310	40	9	5,547	2	20
Total subject to master netting arrangements	7,290	40	9	7,627	3	20
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,310	14	242	5,547	172	24
Interest rate lock commitments – not designated	265	1	15	482	9	—
Forward delivery commitments – not designated	280	2	—	502	1	1
Credit risk contracts – not designated	385	—	—	368	—	—
Total not subject to master netting arrangements	6,240	17	257	6,899	182	25
Total	$13,530	$57	$266	$14,526	$185	$45
The change in the fair value of assets and liabilities from December 31, 2021 is due to a significant increase in rates during 2022.

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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(22)	$5	Interest income (expense)	$(4)	$(9)
			Other income	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Six months ended June 30,
	2022		2021
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$463	$11	$445	$14
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	3	(7)	1	(10)

As of June 30, 2022, the maximum length of time over which forecasted interest cash flows are hedged is 3.3 years. In the twelve months that follow June 30, 2022, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $13.9 million ($10.8 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2022.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the six months ended June 30, 2022 and 2021, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $286.3 million as of June 30, 2022 have remaining terms ranging from one month to nineteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at June 30, 2022 and $0.2 million at December 31, 2021. The fair values of risk participation agreements purchased and sold were $0.2 million and $0.1 million, respectively, at June 30, 2022 and $0.1 million and $0.2 million, respectively at December 31, 2021.
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.0 million and $0.2 million as of June 30, 2022 and December 31, 2021, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
June 30, 2022
Derivative Assets
Interest rate contracts:
Not designated	$40	$—	$40	$—
Total	$40	$—	$40	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$9	$—	$9	$—
Total	$9	$—	$9	$—

December 31, 2021
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	2	—	2	—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$20	$—	$20	$—
Total	$20	$—	$20	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	June 30, 2022	December 31, 2021
Commitments to extend credit	$12,277	$11,228
Standby letters of credit	203	194
At June 30, 2022, funding of 71.9% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $18.2 million at June 30, 2022 and $19.2 million at December 31, 2021. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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

NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,219,416 and 1,102,607 restricted stock units during the six months ended June 30, 2022 and 2021, respectively, including 297,508 and 325,284 performance-based restricted stock units during those same periods, respectively. As of June 30, 2022, we had available up to

9,881,378 shares of common stock to issue under this Plan, including 7,397,956 shares registered during the second quarter of 2022.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Six Months Ended June 30,
	2022		2021
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,680,786	$9.71	4,322,115	$9.46
Granted	1,219,416	13.11	1,102,607	12.66
Acquired	60,300	9.41	—	—
Net adjustment due to performance	105,026	9.89	327,256	11.84
Vested	(1,648,252)	10.60	(1,229,683)	12.16
Forfeited/expired/canceled	(211,295)	10.90	(75,132)	11.55
Dividend reinvestment	93,375	11.90	84,619	13.10
Unvested units outstanding at end of period	4,299,356	10.32	4,531,782	9.71
The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Six Months Ended June 30,
	2022	2021
Stock-based compensation expense	$12	$14
Tax benefit related to stock-based compensation expense	3	3
Fair value of units vested	21	15
As of June 30, 2022, there was $14.0 million of unrecognized compensation cost related to unvested restricted stock units, including $1.9 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of June 30, 2022 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,825,768	1,473,588	4,299,356
Unrecognized compensation expense	$13	$1	$14
Intrinsic value	$31	$16	$47
Weighted average remaining life (in years)	2.04	1.38	1.82

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of June 30, 2022, we had 176,366 stock options outstanding and exercisable at a weighted average exercise price per share of $8.96, compared to 170,647 stock options outstanding and exercisable at a weighted average exercise price per share of $8.75 as of June 30, 2021.
The intrinsic value of outstanding and exercisable stock options at June 30, 2022 was $0.3 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Current income taxes:
Federal taxes	$22	$19	$29	$40
State taxes	3	1	5	3
Total current income taxes	25	20	34	43
Deferred income taxes:
Federal taxes	3	4	8	3
State taxes	—	1	—	1
Total deferred income taxes	3	5	8	4
Total income taxes	$28	$25	$42	$47
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	20.1	19.7	20.4	19.3
The increase in the effective tax rate for the six months ended June 30, 2022 compared to 2021 was primarily due to higher state income taxes and nondeductible merger-related expenses resulting from the Howard acquisition.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $115.3 million and $43.4 million at June 30, 2022 and December 31, 2021, respectively. The increase is due to the acquisition of net deferred taxes from Howard, as well as increases in the deferred tax asset related to unrealized losses on debt securities.

NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2022
Balance at beginning of period	$8	$(22)	$(48)	$(62)
Other comprehensive (loss) income before reclassifications	(178)	(17)	1	(194)
Amounts reclassified from AOCI	—	4	—	4
Net current period other comprehensive (loss) income	(178)	(13)	1	(190)
Balance at end of period	$(170)	$(35)	$(47)	$(252)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2022	2021	2022	2021
Net income	$109	$102	$162	$195
Less: Preferred stock dividends	2	2	4	4
Net income available to common stockholders	$107	$100	$158	$191
Basic weighted average common shares outstanding	351,269,791	319,599,352	347,830,430	320,283,480
Net effect of dilutive stock options, warrants and restricted stock	3,417,278	3,728,813	4,004,504	3,744,783
Diluted weighted average common shares outstanding	354,687,069	323,328,165	351,834,934	324,028,263
Earnings per common share:
Basic	$0.30	$0.31	$0.45	$0.60
Diluted	$0.30	$0.31	$0.45	$0.59
There were no anti-dilutive shares for either the three months ended or six months ended June 30, 2022 and 2021. In January 2022, we issued 34.1 million common shares as part of the Howard acquisition.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Six Months Ended June 30,
(in millions)	2022	2021
Interest paid on deposits and other borrowings	$45	$55
Income taxes paid	35	38
Transfers of loans to other real estate owned	1	2
We did not have any restricted cash as of June 30, 2022 and 2021.
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

TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2022
Interest income	$279	$—	$—	$1	$280
Interest expense	24	—	—	2	26
Net interest income	255	—	—	(1)	254
Provision for credit losses	6	—	—	—	6
Non-interest income	61	16	6	(1)	82
Non-interest expense (1)	173	10	4	2	189
Amortization of intangibles	3	—	1	—	4
Income tax expense (benefit)	28	1	1	(2)	28
Net income (loss)	106	5	—	(2)	109
Total assets	41,545	37	35	64	41,681
Total intangibles	2,453	9	27	—	2,489
At or for the Three Months Ended June 30, 2021
Interest income	$253	$—	$—	$—	$253
Interest expense	22	—	—	3	25
Net interest income	231	—	—	(3)	228
Provision for credit losses	(2)	—	—	1	(1)
Non-interest income	60	15	7	(2)	80
Non-interest expense (1)	162	10	5	2	179
Amortization of intangibles	2	—	1	—	3
Income tax expense (benefit)	26	1	1	(3)	25
Net income (loss)	103	4	—	(5)	102
Total assets	38,288	42	35	41	38,406
Total intangibles	2,273	9	28	—	2,310
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2022
Interest income	$532	$—	$—	$2	$534
Interest expense	41	—	—	5	46
Net interest income	491	—	—	(3)	488
Provision for credit losses	23	—	—	1	24
Non-interest income	117	32	13	(2)	160
Non-interest expense (1)	380	21	9	3	413
Amortization of intangibles	6	—	1	—	7
Income tax expense (benefit)	42	2	1	(3)	42
Net income (loss)	157	9	2	(6)	162
Total assets	41,545	37	35	64	41,681
Total intangibles	2,453	9	27	—	2,489
At or for the Six Months Ended June 30, 2021
Interest income	$504	$—	$—	$—	$504
Interest expense	47	—	—	6	53
Net interest income	457	—	—	(6)	451
Provision for credit losses	4	—	—	1	5
Non-interest income	123	30	13	(3)	163
Non-interest expense (1)	327	20	10	4	361
Amortization of intangibles	5	—	1	—	6
Income tax expense (benefit)	48	2	1	(4)	47
Net income (loss)	196	8	1	(10)	195
Total assets	38,288	42	35	41	38,406
Total intangibles	2,273	9	28	—	2,310
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$265	$—	$—	$265
U.S. government agencies	—	130	—	130
U.S. government-sponsored entities	—	274	—	274
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,377	—	1,377
Agency collateralized mortgage obligations	—	1,103	—	1,103
Commercial mortgage-backed securities	—	371	—	371
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	15	2	17
Total debt securities available for sale	265	3,299	2	3,566
Loans held for sale	—	130	—	130
Derivative financial instruments
Trading	—	54	—	54
Not for trading	—	2	1	3
Total derivative financial instruments	—	56	1	57
Total assets measured at fair value on a recurring basis	$265	$3,485	$3	$3,753
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$250	$—	$250
Not for trading	—	1	15	16
Total derivative financial instruments	—	251	15	266
Total liabilities measured at fair value on a recurring basis	$—	$251	$15	$266

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$204	$—	$—	$204
U.S. government agencies	—	155	—	155
U.S. government-sponsored entities	—	192	—	192
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,357	—	1,357
Agency collateralized mortgage obligations	—	1,186	—	1,186
Commercial mortgage-backed securities	—	297	—	297
States of the U.S. and political subdivisions (municipals)	—	33	—	33
Other debt securities	—	2	—	2
Total debt securities available for sale	204	3,222	—	3,426
Loans held for sale	—	269	—	269
Derivative financial instruments
Trading	—	174	—	174
Not for trading	—	2	9	11
Total derivative financial instruments	—	176	9	185
Total assets measured at fair value on a recurring basis	$204	$3,667	$9	$3,880
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$44	$—	$44
Not for trading	—	1	—	1
Total derivative financial instruments	—	45	—	45
Total liabilities measured at fair value on a recurring basis	$—	$45	$—	$45

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Other Debt Securities	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2022
Balance at beginning of period	$—	$9	$9
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Issuances	—	1	1
Settlements	—	(9)	(9)
Balance at end of period	$2	$1	$3
Year Ended December 31, 2021
Balance at beginning of period	$—	$24	$24
Purchases, issuances, sales and settlements:
Issuances	—	9	9
Settlements	—	(24)	(24)
Balance at end of period	$—	$9	$9
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2022 or 2021.
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
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2022
Collateral dependent loans	$—	$—	$15	$15
Other assets - MSRs	—	—	—	—
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	2	2
December 31, 2021
Collateral dependent loans	$—	$—	$20	$20
Other assets - MSRs	—	—	10	10
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	2	2

The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the six months or twelve months ended June 30, 2022 and December 31, 2021, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2022 had a carrying amount of $14.9 million, which includes an allocated

ACL of $9.0 million. The ACL includes a provision applicable to the current period fair value measurements of $0.3 million, which was included in provision for credit losses for the six months ended June 30, 2022.
MSRs measured at fair value on a non-recurring basis had a carrying value of $0.03 million, which included a valuation allowance of $1 thousand, as of June 30, 2022. The valuation allowance reflects a recovery of $2.5 million included in earnings for the six months ended June 30, 2022. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $2.3 million, which included a valuation allowance of $1.5 million, as of June 30, 2022. There was no recovery of the valuation allowance included in earnings for the six months ended June 30, 2022.
OREO measured at fair value on a non-recurring basis during 2022 had a carrying amount of $2.4 million, which included a valuation allowance of $0.3 million, as of June 30, 2022. The valuation allowance includes a loss of $0.3 million, which was included in earnings for the six months ended June 30, 2022.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Financial Assets
Cash and cash equivalents	$2,029	$2,029	$2,029	$—	$—
Debt securities available for sale	3,566	3,566	265	3,299	2
Debt securities held to maturity	3,740	3,470	—	3,470	—
Net loans and leases, including loans held for sale	27,830	26,973	—	130	26,843
Loan servicing rights	53	67	—	—	67
Derivative assets	57	57	—	56	1
Accrued interest receivable	86	86	86	—	—
Financial Liabilities
Deposits	33,480	33,415	30,437	2,978	—
Short-term borrowings	1,391	1,383	1,383	—	—
Long-term borrowings	712	719	—	—	719
Derivative liabilities	266	266	—	251	15
Accrued interest payable	11	11	11	—	—
December 31, 2021
Financial Assets
Cash and cash equivalents	$3,493	$3,493	$3,493	$—	$—
Debt securities available for sale	3,426	3,426	204	3,222	—
Debt securities held to maturity	3,463	3,506	—	3,506	—
Net loans and leases, including loans held for sale	24,919	24,518	—	269	24,249
Loan servicing rights	47	49	—	—	49
Derivative assets	185	185	—	176	9
Accrued interest receivable	76	76	76	—	—
Financial Liabilities
Deposits	31,726	31,725	28,867	2,858	—
Short-term borrowings	1,536	1,536	1,536	—	—
Long-term borrowings	682	704	—	—	704
Derivative liabilities	45	45	—	45	—
Accrued interest payable	10	10	10	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and six-month periods ended June 30, 2022 and 2021. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022. Our results of operations for the six months ended June 30, 2022 are not necessarily indicative of results expected for the full year.

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
•Business and operating results affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
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
•We grow our business, in part, through acquisitions and new strategic initiatives. Risks and uncertainties include those presented by the nature of the business acquired and strategic initiative, including in some cases those associated with our entry into new businesses or new geographic or other markets and risks resulting from our unfamiliarity with those new areas, as well as risks and various uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into FNB after closing. Such risks attendant to the pending FNB-UB Bancorp merger include, but are not limited to:

•The possibility that the anticipated benefits of the transaction, including anticipated cost savings and strategic gains, are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy, competitive factors in the areas where FNB and UB Bancorp do business, or as a result of other unexpected factors or events;
•Completion of the transaction is dependent on the satisfaction of customary closing conditions, including approval by UB Bancorp stockholders, which cannot be assured, and the timing and completion of the transaction is dependent on various factors that cannot be predicted with precision at this point;
•The occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•Completion of the transaction is subject to bank regulatory approvals and such approvals may not be obtained in a timely manner or at all or may be subject to conditions which may cause additional significant expense or delay the consummation of the merger transaction;
•Potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transaction;
•The outcome of any legal proceedings that may be instituted against FNB or UB Bancorp;

•Subsequent federal legislative and regulatory actions and reforms affecting the financial institutions’ industry may substantially impact the economic benefits of the proposed merger;
•Unanticipated challenges or delays in the integration of UB Bancorp’s business into FNB’s and the conversion of UB Bancorp’s technology systems and customer data may significantly increase the expense associated with the transaction; and
•Other factors that may affect future results of FNB and UB Bancorp, including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms.
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

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, provision for credit losses, excluding the initial provision for non-PCD loans associated with the Howard acquisition, average deposits, excluding Howard average deposits, loans and leases, excluding PPP loans and Howard loans as of the acquisition date, loans and leases, excluding PPP loans (average), loans and leases, excluding PPP loans, pre-provision net revenue to average tangible common equity, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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

FINANCIAL SUMMARY
Net income available to common stockholders for the second quarter of 2022 was $107.1 million or $0.30 per diluted common share, compared to net income available to common stockholders for the second quarter of 2021 of $99.4 million or $0.31 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.31 for the second quarter of 2022, excluding $2.0 million (pre-tax) in merger-related significant items, while the second quarter of 2021 was $0.31, excluding $2.6 million of significant items (pre-tax).
During the second quarter, we grew revenue by 7.5% to a record of $335.8 million, primarily due to an expansion in net interest income driven by benefits from the higher interest rate environment and by overall growth in securities and loans while maintaining solid asset quality. Excluding PPP, average loans and leases (non-GAAP) increased $1.1 billion, or 17.5% annualized, on a linked-quarter basis. Asset quality remains a key focus with proactive risk management and a conservatively underwritten balance sheet producing our solid reserve coverage and net recoveries this quarter of 0.01%.
On June 1, 2022, the Company announced the signing of a definitive merger agreement to acquire Greenville, North Carolina-based UB Bancorp with total assets of $1.2 billion at March 31, 2022, including its wholly owned banking subsidiary, Union Bank, in an all-stock transaction valued at $19.56 per share, or a fully diluted market value of approximately $117 million, based upon the closing stock price of FNB as of Tuesday, May 31, 2022. This merger will further strengthen FNB's North Carolina presence while enhancing its low-cost deposit base.
Income Statement Highlights (Second quarter of 2022 compared to second quarter of 2021, except as noted)
~~•~~Net interest income increased $25.8 million, or 11.3%, to $253.7 million primarily due to the benefit of growth in earning assets as well as the rising interest rate environment.
•On a linked-quarter basis net interest income totaled $253.7 million, an increase of $19.6 million, or 8.4%, from the prior quarter total of $234.1 million, primarily due to growth in average earning assets and benefits from the higher interest rate environment, partially offset by decreased contribution from PPP.
•The net interest margin (FTE) (non-GAAP) increased 6 basis points to 2.76%, as the yield on earning assets increased 5 basis points to 3.05%, primarily reflecting the higher yields on variable-rate loans and investment securities partially offset by significant reductions in PPP contributions as the PPP loan portfolio winds down.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) increased 15 basis points to 2.76% as the earning asset yield increased 22 basis points and the cost of funds increased 8 basis points. The total impact of PPP, purchase accounting accretion and higher cash balances on net interest margin was a reduction of 12 basis points, compared to a reduction of 13 basis points in the prior quarter.
•The annualized net charge-offs/(recoveries) to total average loans ratio was (0.01)%, compared to 0.06%, with continued favorable asset quality trends across the loan portfolio.
•The provision for credit losses was $6.4 million, compared to a net benefit of $1.2 million in the prior quarter when excluding $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition (non-GAAP).
•Non-interest income was $82.2 million, an increase of $2.4 million, or 3.0%, driven by strong contributions from capital markets fee income and higher service charges reflecting increased customer activity, partially offset by reduced contributions from mortgage banking due to lower refinance volumes given significantly higher interest rates.

•The effective tax rate was 20.1%, compared to 19.7%, with the increase driven by higher pre-tax income and state income taxes.
•The efficiency ratio (non-GAAP) improved to 55.2%, compared to 56.8%.
Balance Sheet Highlights (period-end balances, June 30, 2022 compared to December 31, 2021, unless otherwise indicated)
•Period-end total loans and leases, excluding PPP loans and Howard acquired loans as of the January 22, 2022 acquisition date (non-GAAP), increased $2.6 billion, or 11.2%, as commercial loans and leases increased $1.3 billion, or 8.4%, and consumer loans increased $1.3 billion, or 16.4%, as compared to June 30, 2021. PPP loans totaled $85.8 million at June 30, 2022, compared to $1.6 billion as of June 30, 2021.
•Excluding PPP, period-end loans and leases (non-GAAP) increased $1.3 billion, or 19.5% annualized, on a linked-quarter basis, including an increase of $795.0 million in consumer loans and $503.9 million in commercial loans and leases.
•Total average deposits grew $3.2 billion, or 10.5%, from the same prior-year period, led by increases in average non-interest-bearing deposits of $1.7 billion, or 16.9%, and average interest-bearing demand deposits of $1.2 billion, or 8.8%, partially offset by a decrease in average time deposits of $284.4 million, or 8.7%. Average deposit growth reflected organic growth in new and existing customer relationships and inflows from the January 2022 Howard acquisition. Excluding Howard, average deposits (non-GAAP) grew $1.6 billion, or 5.1%, from the same prior-year period.
•The ratio of loans to deposits was 83.8%, compared to 78.7%, as loan growth outpaced deposit growth. Additionally, the funding mix continued to improve with non-interest-bearing deposits growing to 35% of total deposits, compared to 34%.
•Total assets were $41.7 billion, compared to $39.5 billion, an increase of $2.2 billion, or 5.5%, primarily due to organic growth in loans and the Howard acquisition.
•The dividend payout ratio for the second quarter of 2022 was 39.7%, compared to 39.1% for the second quarter of 2021 due to merger-related expenses in the second quarter of 2022.
•The ratio of the ACL to total loans and leases was 1.35%, compared to 1.38% directionally consistent with improved credit metrics. The ACL on loans and leases totaled $378 million at June 30, 2022, compared to $344 million with the increase driven by the growth in total loans outstanding, lower prepayment speed assumptions and the initial ACL related to the Howard acquisition.
•Tangible book value per share (non-GAAP) of $8.10, decreased $0.49, or 5.7%. AOCI reduced the tangible book value per common share by $0.72 as of June 30, 2022, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $0.19 reduction.
•The CET1 regulatory capital ratio decreased to 9.7% from 9.9% with the decline primarily due to an increase in risk-weighted assets from the strong loan growth as cash was deployed to fund new loans.
~~•~~During the second quarter of 2022, the Company repurchased 1.1 million shares of common stock at a weighted average share price of $11.77 for a total of $13.0 million. In April 2022, our Board of Directors approved an additional $150 million for the repurchase of our common stock to be added to our existing share repurchase program, bringing the total authorization to $300 million. Since inception, we repurchased 11.0 million shares at a weighted average share price of $11.33 for $124.4 million under this repurchase program.

TABLE 1

	Three Months Ended June 30,
Quarterly Results Summary	2022	2021
Reported results
Net income available to common stockholders (millions)	$107.1	$99.4
Net income per diluted common share	0.30	0.31
Book value per common share (period-end)	15.19	15.43
Pre-provision net revenue (millions)	143.1	125.1
Common equity tier 1 capital ratio	9.7%	9.9%
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$108.7	$101.5
Operating net income per diluted common share	0.31	0.31
Pre-provision net revenue (millions)	145.1	127.8
Average diluted common shares outstanding (thousands)	354,687	323,328
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(2.0)	$—
After-tax impact of merger-related expenses	(1.6)	—
Pre-tax branch consolidation costs	—	(2.6)
After-tax impact of branch consolidation costs	—	(2.1)
Total significant items pre-tax	$(2.0)	$(2.6)
Total significant items after-tax	$(1.6)	$(2.1)
Capital measures (non-GAAP)
Tangible common equity to tangible assets (period-end)	7.25%	7.26%
Tangible book value per common share (period-end)	$8.10	$8.20

	Six Months Ended June 30,
Year-to-Date Results Summary	2022	2021
Reported results
Net income available to common stockholders (millions)	$158.1	$190.6
Net income per diluted common share	0.45	0.59
Pre-provision net revenue (millions)	228.0	246.0
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	200.7	192.7
Operating net income per diluted common share	0.57	0.59
Pre-provision net revenue (millions)	262.9	248.7
Average diluted common shares outstanding (thousands)	351,835	324,028
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(30.7)	$—
After-tax impact of merger-related expenses	(24.2)	—
Pre-tax provision expense related to acquisition	(19.1)	—
After-tax impact of provision expense related to acquisition	(15.1)	—
Pre-tax branch consolidation costs	(4.2)	(2.6)
After-tax impact of branch consolidation costs	(3.3)	(2.1)
Total significant items pre-tax	$(54.0)	$(2.6)
Total significant items after-tax	$(42.6)	$(2.1)
(1) Favorable (unfavorable) impact on earnings

Industry Developments
LIBOR and SOFR
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
Beginning in September 2020, adjustable rate mortgage loans have been originated with SOFR as the underlying index. Their balance as of June 30, 2022 is approximately $650 million, an increase of $210 million compared to December 31, 2021. We started originating commercial loans utilizing SOFR and other indices in the fourth quarter of 2021. During the first six months of 2022, we originated in excess of $1.6 billion in SOFR indexed loans, including LIBOR loans that transitioned to SOFR during the period. The current balance of commercial loans indexed to SOFR is approximately $1.7 billion.
Our transition team continues to work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR. As of June 30, 2022, approximately $9 billion of our loan portfolio consisted of loans whose variable rate index is LIBOR, a decline of $1.4 billion from March 31, 2022.
Lastly, we have approximately $220 million of outstanding FNB issued and acquired debt that uses LIBOR as its base index.
RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021
Net income available to common stockholders for the three months ended June 30, 2022 was $107.1 million or $0.30 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2021 of $99.4 million or $0.31 per diluted common share. The results for the second quarter of 2022 reflect revenue of $335.8 million, an increase of $28.2 million, or 9.2%. Additionally, the provision for credit losses was $6.4 million with the increase primarily due to significant loan growth and CECL-related model impacts from lower prepayment speed assumptions in the second quarter of 2022. This compares to a provision benefit of $1.1 million for the second quarter of 2021. Non-interest income for the second quarter of 2022 included increases in service charges and capital markets income of $5.0 million, or 16.7% and $1.5 million, or 21.9%, respectively. Non-interest expense for the second quarter of 2022 increased $10.3 million primarily due to salaries and employee benefits, occupancy and equipment, marketing expense and merger-related costs of $2.0 million.

Financial highlights are summarized below:
TABLE 2

	Three Months Ended June 30,		$	%
(in thousands, except per share data)	2022	2021	Change	Change
Net interest income	$253,690	$227,871	$25,819	11.3%
Provision for credit losses	6,422	(1,126)	7,548	—
Non-interest income	82,154	79,772	2,382	3.0
Non-interest expense	192,774	182,500	10,274	5.6
Income taxes	27,506	24,882	2,624	10.5
Net income	109,142	101,387	7,755	7.6
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$107,132	$99,377	$7,755	7.8%
Earnings per common share – Basic	$0.30	$0.31	$(0.01)	(3.2)%
Earnings per common share – Diluted	0.30	0.31	(0.01)	(3.2)
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended June 30,
	2022	2021
Return on average equity	8.05%	8.14%
Return on average tangible common equity (2)	15.53	15.85
Return on average assets	1.05	1.06
Return on average tangible assets (2)	1.14	1.15
Book value per common share (1)	$15.19	$15.43
Tangible book value per common share (1) (2)	8.10	8.20
Equity to assets (1)	13.04%	13.12%
Average equity to average assets	12.98	12.96
Common equity to assets (1)	12.79	12.84
Tangible equity to tangible assets (1) (2)	7.52	7.55
Tangible common equity to tangible assets (1) (2)	7.25	7.26
Common equity tier 1 capital ratio (1)	9.7	9.9
Dividend payout ratio	39.74	39.09
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,738,581	$5,033	0.74%	$2,436,958	$659	0.11%
Taxable investment securities (1)	6,069,239	26,912	1.77	5,071,781	21,295	1.68
Tax-exempt investment securities (1)(2)	1,000,593	8,524	3.41	1,094,787	9,386	3.43
Loans held for sale	209,544	2,065	3.94	196,455	1,865	3.80
Loans and leases (2)(3)	27,245,122	240,900	3.54	25,397,396	222,383	3.51
Total interest-earning assets (2)	37,263,079	283,434	3.05	34,197,377	255,588	3.00
Cash and due from banks	435,111			369,086
Allowance for credit losses	(374,750)			(368,243)
Premises and equipment	400,652			335,294
Other assets	4,163,546			3,992,672
Total assets	$41,887,638			$38,526,186
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$15,013,195	10,455	0.28	$13,798,324	4,900	0.14
Savings	3,957,969	597	0.06	3,391,989	175	0.02
Certificates and other time	2,974,360	4,038	0.55	3,258,747	7,090	0.88
Total interest-bearing deposits	21,945,524	15,090	0.28	20,449,060	12,165	0.24
Short-term borrowings	1,421,706	5,760	1.62	1,700,795	6,676	1.57
Long-term borrowings	712,313	6,238	3.51	954,402	6,134	2.58
Total interest-bearing liabilities	24,079,543	27,088	0.45	23,104,257	24,975	0.43
Non-interest-bearing demand	11,761,183			10,058,181
Total deposits and borrowings	35,840,726		0.30	33,162,438		0.30
Other liabilities	608,999			369,249
Total liabilities	36,449,725			33,531,687
Stockholders’ equity	5,437,913			4,994,499
Total liabilities and stockholders’ equity	$41,887,638			$38,526,186
Net interest-earning assets	$13,183,536			$11,093,120
Net interest income (FTE) (2)		256,346			230,613
Tax-equivalent adjustment		(2,656)			(2,742)
Net interest income		$253,690			$227,871
Net interest spread			2.60%			2.57%
Net interest margin (2)			2.76%			2.70%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $25.7 million, or 11.2%, from $230.6 million for the second quarter of 2021 to $256.3 million for the second quarter of 2022. Average earning assets of $37.3 billion increased $3.1 billion, or 9.0%, from 2021. In addition to the growth in average earning assets, net interest income benefited from the repricing impact of the higher interest rate environment, which was partially offset by the higher cost of interest-bearing deposit accounts. Average interest-bearing liabilities of $24.1 billion increased $1.0 billion, or 4.2%, from 2021, driven by an increase of $1.5 billion in average interest-bearing deposits which included organic growth in new and existing customer relationships, and inflows from the Howard acquisition, partially offset by a decrease in average borrowings of $521.2 million. Our net interest margin FTE (non-GAAP) increased 6 basis points to 2.76%, as the yield on earning assets increased 5 basis points even with a reduced PPP contribution. The total cost of funds was stable at 0.30%, with a 4 basis point increase in interest-bearing deposit costs.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$91	$4,283	$4,374
Securities (2)	3,490	1,265	4,755
Loans held for sale	243	(43)	200
Loans and leases (2)	12,190	6,327	18,517
Total interest income (2)	16,014	11,832	27,846
Interest Expense (1)
Deposits:
Interest-bearing demand	275	5,280	5,555
Savings	23	399	422
Certificates and other time	(418)	(2,634)	(3,052)
Short-term borrowings	(1,035)	119	(916)
Long-term borrowings	(1,557)	1,661	104
Total interest expense	(2,712)	4,825	2,113
Net change (2)	$18,726	$7,007	$25,733

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
Interest income on an FTE basis (non-GAAP) of $283.4 million for the second quarter of 2022, increased $27.8 million, or 10.9%, from the same quarter of 2021, primarily due to the impact of higher short-term interest rates on cash balances and an increase in earning assets of $3.1 billion. The increase in earning assets was primarily driven by a $1.8 billion, or 7.3%, increase in average loans and leases, an increase in average securities of $903.3 million, and a $301.6 million increase in average cash and cash equivalents balances. Excluding PPP loans (non-GAAP), average total loans and leases increased $3.8 billion, or 16.5%, including growth of $2.2 billion in commercial loans and leases ($1.1 billion from Howard) and $1.7 billion in consumer loans ($0.5 billion from Howard). The increase in average commercial loans and leases, excluding PPP (non-GAAP), included $1.4 billion, or 28.3%, in commercial and industrial loans and $723.1 million, or 7.3%, in commercial real estate balances driven by a combination of organic loan origination activity and the Howard acquisition. Commercial loan origination activity was led by the Pittsburgh, Cleveland and North Carolina markets. Average consumer loans increased $1.7 billion, or 21.1%, with a $981.9 million increase in residential mortgages and a $585.5 million increase in direct installment loans driven by strong organic loan origination activity and the Howard acquisition. Additionally, the net increase in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding securities, as average securities increased 14.6%. The yield on average earning assets (non-GAAP) increased 5 basis points from 3.00% for the second quarter of 2021 to 3.05% for the second quarter of 2022, primarily reflecting the higher yields on variable-rate loans and investment securities offset by significant reductions in PPP contributions as the PPP loan portfolio winds down.
Interest expense of $27.1 million for the second quarter of 2022 increased $2.1 million, or 8.5%, from the same quarter of 2021, due to an increase in rates paid on average interest-bearing liabilities and growth in average interest-bearing deposits over the same quarter of 2021. Average non-interest-bearing deposits increased $1.7 billion, or 16.9%, and average interest-bearing deposits increased $1.5 billion, or 7.3%. The growth in average deposits reflected organic growth in new and existing customer relationships and inflows from the Howard acquisition. Average short-term borrowings decreased $279.1 million, or 16.4%, primarily reflecting decreases of $200.0 million and $86.2 million in short-term FHLB advances and repurchase agreements, respectively. Average long-term borrowings decreased $242.1 million, or 25.4%, primarily reflecting a decrease of $263.7 million in long-term FHLB advances, partially offset by the addition of Howard's $25.0 million of subordinated debt. The rate paid on interest-bearing liabilities increased 2 basis points from 0.43% to 0.45% for the second quarter of 2022, primarily due to the interest rate actions made by the FOMC and partially offset by management's actions taken to reduce the cost of interest-bearing liabilities.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb probable life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Provision for credit losses (on loans and leases)	$6,989	$(1,706)	$8,695	509.7%
Provision for unfunded loan commitments	(579)	580	(1,159)	(199.8)
Provision for credit losses	$6,410	$(1,126)	$7,536	669.3%
Net loan charge-offs (recoveries)	(381)	3,822	(4,203)	(110.0)
Net loan charge-offs (recoveries) (annualized) / total average loans and leases	(0.01)%	0.06%

Provision for credit losses was $6.4 million during the second quarter of 2022, an increase of $7.5 million, from the same period of 2021. The second quarter of 2022 is comprised of a $7.0 million provision for loans and leases outstanding and a $0.6 million provision benefit for unfunded loan commitments. The net increase reflects significant loan growth and CECL-related model impacts from lower prepayment speed assumptions in the second quarter of 2022. The second quarter of 2022 also reflected net recoveries of $0.4 million, or 0.01% annualized of total average loans, compared to net charge-offs of $3.8 million, or 0.06% annualized, in the second quarter of 2021. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2022 and 2021 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Service charges	$34,693	$29,726	$4,967	16.7%
Trust services	9,713	9,282	431	4.6
Insurance commissions and fees	6,352	6,227	125	2.0
Securities commissions and fees	6,052	5,747	305	5.3
Capital markets income	8,547	7,012	1,535	21.9
Mortgage banking operations	6,120	7,422	(1,302)	(17.5)
Dividends on non-marketable equity securities	2,770	2,383	387	16.2
Bank owned life insurance	4,043	4,766	(723)	(15.2)
Net securities gains	48	87	(39)	(44.8)
Other	3,816	7,120	(3,304)	(46.4)
Total non-interest income	$82,154	$79,772	$2,382	3.0%
Total non-interest income increased $2.4 million, or 3.0%, to $82.2 million for the second quarter of 2022, compared to $79.8 million for the second quarter of 2021. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges of $34.7 million for the second quarter of 2022 increased $5.0 million, or 16.7%, from the same period of 2021, driven by interchange fees, treasury management services and higher customer activity.
Capital markets increased $1.5 million, or 21.9%, with solid contributions from swap fees, international banking, and debt capital markets.
Mortgage banking operations income of $6.1 million for the second quarter of 2022 decreased $1.3 million, or 17.5%, from the same period of 2021, as secondary market revenue and mortgage held-for-sale pipelines declined from higher levels given the sharp increase in mortgage rates in 2022. During the second quarter of 2022, we sold $328.4 million of residential mortgage loans, compared to $526.5 million for the same period of 2021, a decrease of 37.6%.
Bank owned life insurance decreased $0.7 million, or 15.2%, due to higher life insurance claims in the second quarter of 2021 as compared to the second quarter of 2022.
Other non-interest income was $3.8 million and $7.1 million for the second quarter of 2022 and 2021, respectively, with the decline primarily due to strong SBA premium income levels in 2021.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2022 and 2021 is presented in the following table:
TABLE 8

	Three Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$103,870	$102,073	$1,797	1.8%
Net occupancy	15,768	16,296	(528)	(3.2)
Equipment	18,687	17,160	1,527	8.9
Amortization of intangibles	3,549	3,024	525	17.4
Outside services	17,265	18,695	(1,430)	(7.6)
Marketing	4,628	3,392	1,236	36.4
FDIC insurance	5,295	4,208	1,087	25.8
Bank shares and franchise taxes	3,905	3,576	329	9.2
Merger-related	2,027	—	2,027	—
Other	17,780	14,076	3,704	26.3
Total non-interest expense	$192,774	$182,500	$10,274	5.6%
Total non-interest expense of $192.8 million for the second quarter of 2022 increased $10.3 million, or 5.6%, from the same period of 2021. Non-interest expense increased $10.9 million, or 6.1%, when excluding significant items of $2.0 million of merger-related expenses in the second quarter of 2022 and $2.6 million of branch consolidation costs in the second quarter of 2021. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $103.9 million for the second quarter of 2022 increased $1.8 million, or 1.8%, from the same period of 2021, due primarily to annual merit increases and the acquired Howard expense base.
Net occupancy and equipment of $34.5 million for the second quarter of 2022 increased $1.0 million, or 3.0% from the same period of 2021. On an operating basis, net occupancy and equipment increased $3.1 million, or 10.0%, primarily from technology-related investments and the acquired Howard expense base.
Amortization of intangibles of $3.5 million increased $0.5 million, or 17.4%, primarily due to the amortization of core deposit intangibles from the Howard acquisition.
Marketing expense increased $1.2 million over the same prior-year period due to increased spending on digital advertising and campaigns related to our Physician's First Program.
FDIC insurance of $5.3 million increased $1.1 million, or 25.8%, primarily due to loan growth and balance sheet mix shift.
We recorded $2.0 million in merger-related costs in the second quarter of 2022 relating to the Howard acquisition and the pending UB Bancorp merger.
Other non-interest expense was $17.8 million and $14.1 million for the second quarter of 2022 and 2021, respectively. In the second quarter of 2021, we recorded over $0.5 million in branch consolidation costs and had an increase in business development expense and other operational costs during the current period in other non-interest expense.

The following table presents non-interest expense excluding significant items for the three months ended June 30, 2022 and 2021:
TABLE 9

	Three Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Total non-interest expense, as reported	$192,774	$182,500	$10,274	5.6%
Significant items:
Branch consolidations	—	(2,644)	2,644
Merger-related	(2,027)	—	(2,027)
Total non-interest expense, excluding significant items (1)	$190,747	$179,856	$10,891	6.1%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended June 30,
(dollars in thousands)	2022	2021
Income tax expense	$27,506	$24,882
Effective tax rate	20.1%	19.7%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was higher in 2022 due to higher pre-tax earnings and state income taxes.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021
Net income available to common stockholders for the first six months of 2022 was $158.1 million or $0.45 per diluted common share, compared to net income available to common stockholders for the first six months of 2021 of $190.6 million or $0.59 per diluted common share. The provision for credit losses for the first six months of 2022 totaled $24.4 million including $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. This compares to $4.8 million in the first six months of 2021. Non-interest income totaled $160.5 million, a decrease of $2.1 million, or 1.3%, reflecting reduced contributions from mortgage banking due to the increasing interest rate environment, partially offset by strong contributions from wealth management, capital markets and insurance commissions and fees, as well as higher service charges reflecting increased customer activity. Non-interest expense of $420.2 million, increased $52.8 million, or 14.4%, as the first six months of 2022 included merger-related costs of $30.7 million and branch consolidation costs of $4.2 million. The first six months of 2021 included the impact of branch consolidation costs of $2.6 million. On an operating basis, earnings per diluted common share (non-GAAP) was $0.57, compared to $0.59.

Financial highlights are summarized below:
TABLE 11

	Six Months Ended June 30,		$	%
(in thousands, except per share data)	2022	2021	Change	Change
Net interest income	$487,766	$450,794	$36,972	8.2%
Provision for credit losses	24,381	4,785	19,596	409.5
Non-interest income	160,476	162,577	(2,101)	(1.3)
Non-interest expense	420,200	367,362	52,838	14.4
Income taxes	41,521	46,602	(5,081)	(10.9)
Net income	162,140	194,622	(32,482)	(16.7)
Less: Preferred stock dividends	4,020	4,020	—	—
Net income available to common stockholders	$158,120	$190,602	$(32,482)	(17.0)%
Earnings per common share – Basic	$0.45	$0.60	$(0.15)	(25.0)%
Earnings per common share – Diluted	0.45	0.59	(0.14)	(23.7)
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Six Months Ended June 30,
	2022	2021
Return on average equity	6.01%	7.88%
Return on average tangible common equity (2)	11.49	15.41
Return on average assets	0.79	1.03
Return on average tangible assets (2)	0.87	1.12
Book value per common share (1)	$15.19	$15.43
Tangible book value per common share (1) (2)	8.10	8.20
Equity to assets (1)	13.04%	13.12%
Average equity to average assets	13.11	13.07
Common equity to assets (1)	12.79	12.84
Tangible equity to tangible assets (1) (2)	7.52	7.55
Tangible common equity to tangible assets (1) (2)	7.25	7.26
Common equity tier 1 capital ratio (1)	9.7	9.9
Dividend payout ratio	53.93	40.86
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,921,076	$6,540	0.45%	$1,999,580	$1,082	0.11%
Taxable investment securities (1)	6,000,476	50,697	1.69	4,994,705	43,212	1.73
Tax-exempt investment securities (1)(2)	1,012,870	17,256	3.41	1,110,902	19,107	3.44
Loans held for sale	234,316	4,457	3.81	180,503	3,358	3.72
Loans and leases (2) (3)	26,744,743	460,662	3.47	25,424,960	443,160	3.51
Total interest-earning assets (2)	36,913,481	539,612	2.94	33,710,650	509,919	3.04
Cash and due from banks	422,981			369,474
Allowance for credit losses	(367,611)			(369,013)
Premises and equipment	389,433			334,310
Other assets	4,148,188			4,033,514
Total assets	$41,506,472			$38,078,935
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,966,600	13,871	0.19	$13,578,936	10,439	0.16
Savings	3,916,724	740	0.04	3,336,465	347	0.02
Certificates and other time	2,959,451	8,164	0.56	3,386,928	16,624	0.99
Total interest-bearing deposits	21,842,775	22,775	0.21	20,302,329	27,410	0.27
Short-term borrowings	1,465,595	11,562	1.59	1,759,979	13,716	1.57
Long-term borrowings	711,072	12,255	3.48	1,023,337	12,398	2.44
Total interest-bearing liabilities	24,019,442	46,592	0.39	23,085,645	53,524	0.47
Non-interest-bearing demand	11,509,946			9,638,015
Total deposits and borrowings	35,529,388		0.26	32,723,660		0.33
Other liabilities	533,711			377,089
Total liabilities	36,063,099			33,100,749
Stockholders’ equity	5,443,373			4,978,186
Total liabilities and stockholders’ equity	$41,506,472			$38,078,935
Net interest-earning assets	$12,894,039			$10,625,005
Net interest income (FTE) (2)		493,020			456,395
Tax-equivalent adjustment		(5,254)			(5,601)
Net interest income		$487,766			$450,794
Net interest spread			2.55%			2.57%
Net interest margin (2)			2.69%			2.72%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $493.0 million, increasing $36.6 million, or 8.0%, as the higher interest rate environment impacted earning asset yields. There was growth in earning assets of $3.2 billion or 9.5%, partially offset by a reduced net interest margin. The net interest margin (FTE) (non-GAAP) declined 3 basis points to 2.69%, primarily reflecting lower yields on commercial loans due to significantly lower PPP accretion and investment securities, combined with the effect of higher average cash balances on the mix of earning assets.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$699	$4,759	$5,458
Securities (2)	6,853	(1,219)	5,634
Loans held for sale	1,181	(82)	1,099
Loans and leases (2)	13,655	3,847	17,502
Total interest income (2)	22,388	7,305	29,693
Interest Expense (1)
Deposits:
Interest-bearing demand	684	2,748	3,432
Savings	41	352	393
Certificates and other time	(1,335)	(7,125)	(8,460)
Short-term borrowings	(2,587)	433	(2,154)
Long-term borrowings	(3,766)	3,623	(143)
Total interest expense	(6,963)	31	(6,932)
Net change (2)	$29,351	$7,274	$36,625
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
Interest income on an FTE basis (non-GAAP) of $539.6 million for the first six months of 2022, increased $29.7 million, or 5.8%, from the same period of 2021, resulting from the impact of higher short-term interest rates on interest-bearing deposits with banks and an increase in earning assets of $3.2 billion. The increase in earning assets was primarily driven by a $1.3 billion, or 5.2%, increase in average loans, a $921.5 million increase in average cash and cash equivalents and an increase in average securities of $907.7 million. Excluding PPP loans, average total loans and leases increased $3.3 billion, or 14.4%, including growth of $1.9 billion in commercial loans and leases ($1.0 billion from Howard) and $1.4 billion in consumer loans ($0.5 billion from Howard). The increase in average commercial loans and leases, excluding PPP, included $1.2 billion, or 24.5%, in commercial and industrial loans and $686.4 million, or 6.9%, in commercial real estate balances, driven by a combination of the Howard acquisition and organic loan origination activity. Commercial origination activity was led by the Pittsburgh, Cleveland and North and South Carolina markets. Average consumer loans increased $1.4 billion, or 17.6%, with an increase in residential mortgage loans of $819.7 million, or 24.3%, direct home equity installment loans of $527.1 million, or 25.8%, and indirect installment loans of $47.5 million, or 3.9%, driven by a combination of the Howard acquisition and organic loan origination activity. Additionally, the net increase in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding securities, as average securities increased 14.9%. For the first six months of 2022, the yield on average earning assets (non-GAAP) decreased 10 basis points to 2.94%, compared to the first six months of 2021, primarily from reduced PPP contribution.
Interest expense of $46.6 million for the first six months of 2022 decreased $6.9 million, or 13.0%, from the same period of 2021, primarily due to a decrease in rates paid, partially offset by an increase in average interest-bearing deposits. The growth in average deposits reflected inflows from the Howard acquisition and organic growth in new and existing customer relationships, as well as customer preferences to maintain larger balances in their deposit accounts and shift balances into more liquid accounts. Average interest-bearing deposits increased $1.5 billion, or 7.6%, which reflects the benefit of solid organic growth in customer relationships, the addition of Howard, as well as deposits from PPP funding and government stimulus activities. Average time deposits declined $427.5 million, or 12.6%, as customer preferences had shifted away from higher rate certificates of deposit to lower yielding, more liquid products, however, customers' preferences are beginning to shift back to certificates of deposits as interest rates increase. Average long-term borrowings decreased $312.3 million, or 30.5%, primarily due to a decrease of $329.3 million in long-term FHLB borrowings, partially offset by the addition of Howard's $25.0 million of subordinated debt. The rate paid on interest-bearing liabilities decreased 8 basis points to 0.39% for the first six months of 2022, compared to the first six months of 2021. Similarly, the cost of interest-bearing deposits declined 6 basis points from 0.27% to 0.21%. These declines were a result of management actions taken to reduce the cost of interest-bearing liabilities given the low interest rate environment in 2021 and strong growth in non-interest-bearing deposits.

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Provision for credit losses (on loans and leases)	$25,225	$4,359	$20,866	478.7%
Provision for unfunded loan commitments	(919)	428	(1,347)	(314.7)
Provision for credit losses	$24,306	$4,787	$19,519	407.8%
Net loan charge-offs	1,507	10,957	(9,450)	(86.2)
Net loan charge-offs (annualized) / total average loans and leases	0.01%	0.09%
Provision for credit losses was $24.3 million for the six months ended June 30, 2022, an increase of $19.5 million, from the same period of 2021. The year-to-date amount for 2022 is comprised of a $25.2 million provision for loans and leases outstanding and a $0.9 million benefit for unfunded loan commitments. The increase reflects $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition and growth in loans outstanding, partially offset by favorable asset quality trends across all loan portfolio credit metrics in 2022. Net loan charge-offs were $1.5 million during the six months ended June 30, 2022, compared to $11.0 million during the six months ended June 30, 2021.

Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2022 and 2021 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Service charges	$66,208	$57,557	$8,651	15.0%
Trust services	20,062	18,365	1,697	9.2
Insurance commissions and fees	13,957	13,412	545	4.1
Securities commissions and fees	11,743	11,365	378	3.3
Capital markets income	15,674	14,724	950	6.5
Mortgage banking operations	12,787	23,155	(10,368)	(44.8)
Dividends on non-marketable equity securities	4,920	4,659	261	5.6
Bank owned life insurance	6,685	7,714	(1,029)	(13.3)
Net securities gains	48	128	(80)	(62.5)
Other	8,392	11,498	(3,106)	(27.0)
Total non-interest income	$160,476	$162,577	$(2,101)	(1.3)%
Total non-interest income decreased $2.1 million, to $160.5 million for the first six months of 2022, a 1.3% decrease from the same period of 2021. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges of $66.2 million for the first six months of 2022 increased $8.7 million, or 15.0%, driven by interchange fees, treasury management services and higher customer activity.
Trust services of $20.1 million for the first six months of 2022 increased $1.7 million, or 9.2%, from the same period of 2021, primarily driven by contributions across the geographic footprint, partially offset by the market value of assets under management decreasing $191.1 million, or 2.5%, to $7.4 billion at June 30, 2022.
Capital markets income of $15.7 million for the first six months of 2022 increased $1.0 million, or 6.5%, from the same period of 2021, with contributions from swap fees, international banking and debt capital markets.
Mortgage banking operations income of $12.8 million for the first six months of 2022 decreased $10.4 million, or 44.8%, from the same period of, 2021 as secondary market revenue and mortgage held-for-sale pipelines declined from elevated levels in 2021 due to the significant increase in interest rates. During the first six months of 2022, we sold $695.4 million of residential mortgage loans, a 33.3% decrease compared to $1.0 billion for the same period of 2021.
Bank owned life insurance of $6.7 million for the first six months of 2022 decreased $1.0 million, or 13.3%, from the same period of 2021, due to higher life insurance claims in the 2021 period.
Other non-interest income was $8.4 million and $11.5 million for the first six months of 2022 and 2021, respectively, with the decline primarily due to strong SBA premium income levels in 2021.

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2022 and 2021 is presented in the following table:
TABLE 17

	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$216,059	$209,376	$6,683	3.2%
Net occupancy	33,957	32,459	1,498	4.6
Equipment	36,692	34,190	2,502	7.3
Amortization of intangibles	6,776	6,074	702	11.6
Outside services	34,298	35,624	(1,326)	(3.7)
Marketing	7,884	6,833	1,051	15.4
FDIC insurance	9,869	9,052	817	9.0
Bank shares and franchise taxes	7,932	7,355	577	7.8
Merger-related	30,656	—	30,656	—
Other	36,077	26,399	9,678	36.7
Total non-interest expense	$420,200	$367,362	$52,838	14.4%
Total non-interest expense of $420.2 million for the first six months of 2022 increased $52.8 million, a 14.4% increase from the same period of 2021. On an operating basis, non-interest expense (non-GAAP) increased $20.6 million, or 5.7%, when excluding significant items of $30.7 million in merger-related costs and $4.2 million in branch consolidation costs in the first six months of 2022, compared to $2.6 million in branch consolidation costs in the first six months of 2021. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $216.1 million for the first six months of 2022 increased $6.7 million, or 3.2%, from the same period of 2021, due to normal merit increases, higher production-related commissions and incentives and the acquired Howard expense base.
Net occupancy and equipment expense of $70.6 million for the first six months of 2022 increased $4.0 million, or 6.0%, from the same period of 2021, primarily from technology-related investments and the acquired Howard expense base. Additionally, there were branch consolidation costs of $1.9 million in the first six months of 2022, compared to $2.1 million in the first six months of 2021.
Amortization of intangibles of $6.8 million for the first six months of 2022 increased $0.7 million, or 11.6%, from the same period of 2021, primarily due to additional core deposit intangibles added as a result of the Howard acquisition.
Marketing expense of $7.9 million for the first six months of 2022 increased $1.1 million, or 15.4%, from the same period of 2021, primarily due to increased digital advertising spending and campaigns related to our Physician's First Program.
FDIC insurance of $9.9 million for the first six months of 2022 increased $0.8 million, or 9.0%, from the same period of 2021, as a result of loan growth and a shift in the balance sheet mix.
Bank shares and franchise taxes of $7.9 million for the first six months of 2022 increased $0.6 million, or 7.8%, from the same period of 2021, primarily due to an increase in the bank's capital tax base.
We recorded $30.7 million in merger-related costs for the first six months of 2022 related to the Howard acquisition which closed on January 22, 2022 and the pending UB Bancorp acquisition.
Other non-interest expense was $36.1 million and $26.4 million for the first six months of 2022 and 2021, respectively. There was $2.2 million in branch consolidation costs and an increase in business development expense and other operational costs in the first six months of 2022. Comparatively, we had $0.5 million in branch consolidation costs and a $2.2 million mortgage recourse reserve release in the first six months of 2021.

The following table presents non-interest expense excluding significant items for the six months ended June 30, 2022 and 2021:
TABLE 18

	Six Months Ended June 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Total non-interest expense, as reported	$420,200	$367,362	$52,838	14.4%
Significant items:
Branch consolidations	(4,178)	(2,644)	(1,534)
Merger-related	(30,656)	—	(30,656)
Total non-interest expense, excluding significant items (1)	$385,366	$364,718	$20,648	5.7%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Income tax expense	$41,521	$46,602
Effective tax rate	20.4%	19.3%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was lower in 2022 due to lower pretax earnings resulting from merger-related expenses from the Howard acquisition. The effective tax rate is higher in 2022 primarily driven by higher state income taxes and nondeductible merger-related expenses resulting from the Howard acquisition.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	June 30, 2022	December 31, 2021	$ Change	% Change
Assets
Cash and cash equivalents	$2,029	$3,493	$(1,464)	(41.9)%
Securities	7,306	6,889	417	6.1
Loans held for sale	164	295	(131)	(44.4)
Loans and leases, net	27,666	24,624	3,042	12.4
Goodwill and other intangibles	2,489	2,304	185	8.0
Other assets	2,027	1,908	119	6.2
Total Assets	$41,681	$39,513	$2,168	5.5%
Liabilities and Stockholders’ Equity
Deposits	$33,480	$31,726	$1,754	5.5%
Borrowings	2,103	2,218	(115)	(5.2)
Other liabilities	662	419	243	58.0
Total Liabilities	36,245	34,363	1,882	5.5
Stockholders’ Equity	5,436	5,150	286	5.6
Total Liabilities and Stockholders’ Equity	$41,681	$39,513	$2,168	5.5%
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

Following is a summary of loans and leases:

TABLE 21

	June 30, 2022	December 31, 2021	$ Change	% Change
(in millions)
Commercial real estate	$10,787	$9,899	$888	9.0%
Commercial and industrial	6,564	5,977	587	9.8
Commercial leases	504	495	9	1.8
Other	136	94	42	44.7
Total commercial loans and leases	17,991	16,465	1,526	9.3
Direct installment	2,769	2,376	393	16.5
Residential mortgages	4,595	3,654	941	25.8
Indirect installment	1,384	1,227	157	12.8
Consumer lines of credit	1,305	1,246	59	4.7
Total consumer loans	10,053	8,503	1,550	18.2
Total loans and leases	$28,044	$24,968	$3,076	12.3%
The commercial and industrial category includes PPP loans totaling $85.8 million, net of unamortized net deferred fees of $2.2 million at June 30, 2022, compared to $336.6 million at December 31, 2021.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(in millions)	June 30, 2022	December 31, 2021	$ Change	% Change
Commercial real estate	$49	$48	$1	2.1%
Commercial and industrial	10	15	(5)	(33.3)
Commercial leases	1	1	—	—
Other	—	—	—	—
Total commercial loans and leases	60	64	(4)	(6.3)
Direct installment	7	7	—	—
Residential mortgages	17	10	7	70.0
Indirect installment	2	2	—	—
Consumer lines of credit	6	5	1	20.0
Total consumer loans	32	24	8	33.3
Total non-performing loans and leases	92	88	4	4.5
Other real estate owned	10	8	2	25.0
Non-performing assets	$102	$96	$6	6.3%
Non-performing assets increased $5.8 million, from $96.2 million at December 31, 2021 to $101.9 million at June 30, 2022. This reflects an increase of $4.6 million in non-performing loans and leases and an increase of $1.2 million in OREO. The increase in non-performing loans was driven by the acquisition of the Howard Bank portfolio.

Troubled Debt Restructured Loans
Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 23

(in millions)	Accruing	Non- Accrual	Total
June 30, 2022
Commercial real estate	$5	$24	$29
Commercial and industrial	1	1	2
Total commercial loans	6	25	31
Direct installment	20	3	23
Residential mortgages	31	4	35
Consumer lines of credit	5	1	6
Total consumer loans	56	8	64
Total TDRs	$62	$33	$95
December 31, 2021
Commercial real estate	$6	$21	$27
Commercial and industrial	—	1	1
Total commercial loans	6	22	28
Direct installment	21	4	25
Residential mortgages	27	5	32
Consumer lines of credit	6	1	7
Total consumer loans	54	10	64
Total TDRs	$60	$32	$92

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
At June 30, 2022 and December 31, 2021, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2022, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 6.0% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 11.4% over our R&S forecast period, (iii) S&P Volatility, which increases 2.3% in 2022 and decreases 8.6% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historic levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2021 included, but were not limited to: (i) the purchase only Housing Price Index, which reflected growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflected growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.

Following is a summary of certain ratios related to the ACL and loans and leases:
TABLE 24

	Six Months Ended June 30,
	2022	2021
Net loan charge-offs (annualized) by category to average loans:
Commercial real estate	—%	0.02%
Commercial and industrial	—	0.05
Other commercial	—	0.01
Indirect installment	0.01	0.01
Net loan charge-offs (annualized)/average loans	0.01%	0.09%
Allowance for credit losses/total loans and leases	1.35%	1.42%
Allowance for credit losses/non-performing loans	408.92%	278.20%
The ACL on loans and leases of $378.0 million at June 30, 2022 increased $33.7 million, or 9.8%, from December 31, 2021 with the increase primarily driven by the initial ACL related to the Howard acquisition. Our ending ACL coverage ratio at June 30, 2022 was 1.35%, compared to 1.38% at December 31, 2021. Total provision for credit losses for the six months ended June 30, 2022 was $24.4 million, compared to $4.8 million for the first six months ended June 30, 2021 reflecting $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition in the first quarter of 2022. Net charge-offs were $1.5 million for the six months ended June 30, 2022, compared to $11.0 million for the six months ended June 30, 2021, with both periods well below historical levels. The ACL as a percentage of non-performing loans for the total portfolio increased from 392% as of December 31, 2021 to 409% as of June 30, 2022.
Deposits
Our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 25

(in millions)	June 30, 2022	December 31, 2021	$ Change	% Change
Non-interest-bearing demand	$11,716	$10,789	$927	8.6%
Interest-bearing demand	14,739	14,409	330	2.3
Savings	3,982	3,669	313	8.5
Certificates and other time deposits	3,043	2,859	184	6.4
Total deposits	$33,480	$31,726	$1,754	5.5%
Total deposits increased $1.8 billion, or 5.5%, from December 31, 2021, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances due to the Howard acquisition as well as an expansion of customer relationships and higher customer balances. Customer preferences had shifted to more liquid accounts, however, customers' preferences are beginning to shift back to certificates of deposits as interest rates increase. The deposit growth helped us eliminate overnight borrowings and reduce higher-cost short-term FHLB borrowings and their related swaps and provide cash to be used for funding loan growth.

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
On April 18, 2022, we announced that our Board of Directors approved an additional $150 million for the repurchase of our common stock through our existing share repurchase program bringing the total authorization to $300 million. Since inception, we repurchased 11.0 million shares at a weighted average share price of $11.33 for $124.4 million under this repurchase program, with $175.6 million remaining for repurchase. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time.
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
At June 30, 2022, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of June 30, 2022, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $51.6 million, or 16 basis points, which will continue to be reduced by approximately $17.2 million annually.
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

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 26

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
F.N.B. Corporation
Total capital	$3,892	12.00%	$3,242	10.00%	$3,404	10.50%
Tier 1 capital	3,259	10.05	1,945	6.00	2,756	8.50
Common equity tier 1	3,152	9.72	n/a	n/a	2,270	7.00
Leverage	3,259	8.22	n/a	n/a	1,587	4.00
Risk-weighted assets	32,422
FNBPA
Total capital	4,081	12.62%	3,234	10.00%	3,396	10.50%
Tier 1 capital	3,430	10.61	2,587	8.00	2,749	8.50
Common equity tier 1	3,350	10.36	2,102	6.50	2,264	7.00
Leverage	3,430	8.66	1,980	5.00	1,584	4.00
Risk-weighted assets	32,343
As of December 31, 2021
F.N.B. Corporation
Total capital	$3,531	12.18%	$2,899	10.00%	$3,044	10.50%
Tier 1 capital	2,984	10.29	1,739	6.00	2,464	8.50
Common equity tier 1	2,877	9.92	n/a	n/a	2,029	7.00
Leverage	2,984	7.99	n/a	n/a	1,493	4.00
Risk-weighted assets	28,991
FNBPA
Total capital	3,695	12.77%	2,893	10.00%	3,038	10.50%
Tier 1 capital	3,098	10.71	2,314	8.00	2,459	8.50
Common equity tier 1	3,018	10.43	1,880	6.50	2,025	7.00
Leverage	3,098	8.31	1,864	5.00	1,491	4.00
Risk-weighted assets	28,930
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The cash position at June 30, 2022 was $257.7 million, down $37.7 million from year-end, due primarily to $42.8 million in share repurchases. Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.
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
The LCR and MCH ratios are presented in the following table:
TABLE 27

	June 30, 2022	December 31, 2021	Internal Limit
Liquidity coverage ratio	2.6 times	2.4 times	> 1 time
Months of cash on hand	13.5 months	16.9 months	> 12 months
Management has concluded that our cash levels remain appropriate given the current market environment.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  We have also increased customer deposit relationships due to the success of the PPP. This past quarter we also commenced the roll-out of the new digital eStore kiosks in all FNB branches. Total deposits increased $1.8 billion, or 5.5%, from December 31, 2021, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances due to the Howard acquisition, as well as an expansion of customer relationships. Customer preferences continued to shift away from higher rate certificates of deposit to lower yielding, more liquid products, however, customers' preferences are beginning to shift back to time deposits as interest rates increase. Our liquidity position enabled us to eliminate Howard's overnight borrowings and retire $200 million of higher-cost FHLB borrowings. We continue to have success growing total non-interest-bearing demand deposit accounts as they rose $926.5 million, or 8.6%, and now represent 35.0% of total deposits, up from 34.0% as December 31, 2021. Further, interest-bearing demand deposits increased $330.3 million, or 2.3% and savings account balances increased $313.4 million, or 8.5%. Time deposits increased $184.2 million, or 6.4% as a result of the Howard acquisition and customers' preferences beginning to shift back to time deposits as interest rates increase.

Our cash balances held at the FRB decreased $1.5 billion from December 31, 2021 to $1.5 billion at June 30, 2022 as cash was deployed primarily to fund loans and investments.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. At June 30, 2022, we have $2.5 billion of cash and salable unpledged government and agency securities to total assets, or 6.1%. This compares to a policy minimum of 3.0%.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 28

(dollars in millions)	June 30, 2022	December 31, 2021
Unused wholesale credit availability	$15,717	$14,681
Unused wholesale credit availability as a % of FNBPA assets	37.8%	37.2%
Salable unpledged government and agency securities	$996	$836
Salable unpledged government and agency securities as a % of FNBPA assets	2.4%	2.1%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	6.1%	9.8%
The increase in unused wholesale credit availability was due to increased borrowing capacity with the FHLB.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2022 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are repricing over the next 12 months than liabilities, and net interest income would benefit if interest rates were to rise. The twelve-month cumulative gap to total assets ratio was 7.1% as of June 30, 2022, compared to 11.3% as of December 31, 2021. Management calculates this ratio at least quarterly and it is reviewed monthly by ALCO. The change in the twelve-month cumulative gap to total assets is primarily related to the deployment of cash into loans and securities.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$809	$1,450	$1,727	$3,175	$7,161
Investments	1,660	155	213	438	2,466
	2,469	1,605	1,940	3,613	9,627
Liabilities
Non-maturity deposits	305	610	917	1,831	3,663
Time deposits	233	426	588	1,019	2,266
Borrowings	110	18	25	578	731
	648	1,054	1,530	3,428	6,660
Period Gap (Assets - Liabilities)	$1,821	$551	$410	$185	$2,967
Cumulative Gap	$1,821	$2,372	$2,782	$2,967
Cumulative Gap to Total Assets	4.4%	5.7%	6.7%	7.1%
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
The following repricing gap analysis as of June 30, 2022 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$12,662	$1,042	$991	$1,831	$16,526
Investments	1,670	163	325	426	2,584
	14,332	1,205	1,316	2,257	19,110
Liabilities
Non-maturity deposits	9,993	—	—	—	9,993
Time deposits	362	425	586	1,014	2,387
Borrowings	412	611	6	308	1,337
	10,767	1,036	592	1,322	13,717
Off-balance sheet	(650)	530	—	(230)	(350)
Period Gap (assets – liabilities + off-balance sheet)	$2,915	$699	$724	$705	$5,043
Cumulative Gap	$2,915	$3,614	$4,338	$5,043
Cumulative Gap to Assets	7.9%	9.7%	11.7%	13.6%

The twelve-month cumulative repricing gap to total assets was 13.6% and 21.6% as of June 30, 2022 and December 31, 2021, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at June 30, 2022, compared to December 31, 2021, is primarily related to the deployment of cash into loans and investment securities.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of June 30, 2022. Using a static Balance Sheet structure, the measures do not reflect management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 31

	June 30, 2022	December 31, 2021	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	14.0%	21.6%	n/a
+ 200 basis points	9.4	14.4	(5.0)%
+ 100 basis points	4.8	7.0	(5.0)
- 100 basis points	(4.0)	(2.4)	(5.0)
Economic value of equity:
+ 300 basis points	(0.2)	6.6	(25.0)
+ 200 basis points	0.4	5.8	(15.0)
+ 100 basis points	0.5	3.8	(10.0)
- 100 basis points	(5.4)	(9.5)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 2.7% at June 30, 2022 and 3.6% at December 31, 2021. For a +200 basis point Rate Ramp, net interest income (12 months) increases by 5.3% at June 30, 2022 and 7.6% at December 31, 2021. The corresponding metrics for a minus 100 basis point Rate Ramp are (0.3)% and (0.5)% at June 30, 2022 and December 31, 2021, respectively. Deposit rate assumptions are floored at zero in the negative scenarios.
Forty-eight percent of our net loans and leases are indexed to short-term LIBOR, SOFR and Prime that reprice within the next three months. Our cash position related to increased deposits has also been a significant factor in our asset sensitivity metrics. The deployment of cash into loans and investments, as well as a higher base net income due to the increase in the loan indices, are the primary factors of the change in the percentage sensitivity since December. Our balance sheet is positioned to benefit from the FOMC increases of the Federal Funds rate on June 16, 2022 and July 27, 2022 and the future increases currently priced into the market.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management utilizes various tactics to achieve our desired interest rate risk (IRR) position. In response to the change in interest rates, management was proactive in managing our IRR position. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive than short-term time deposits and wholesale borrowings. Also, we were able to control rates on deposit products focusing on operational accounts and to opportunistically deploy cash into higher yielding customer loans. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 59.2% of total net loans and leases as of June 30, 2022 and 61.3% as of December 31, 2021. The acquisition of Howard was the primary driver of the decline of this metric. As of June 30, 2022, the commercial swaps totaled $5.3 billion of notional principal, with $613.0 million in original notional swap principal originated during the first six months of 2022. In 2021, we executed $1.0 billion in receive fixed/pay floating 1-month LIBOR interest rate swaps with a remaining average life of 2.8 years as a hedge to additional asset sensitivity. For additional information regarding interest rate swaps, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report. The investment portfolio is also used, in part, to manage our IRR position.
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

RISK MANAGEMENT
As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Our Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk, legal and compliance risk and strategic risk. In its oversight role of our risk management function, the Board of Directors focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks to optimize total shareholder value, while balancing prudent business and safety and soundness considerations.
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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments, which all report to the Chief Risk Officer to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis:
•Enterprise-Wide Risk Management Department - conducts risk and control assessments across all our business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks enterprise-wide.
•Fraud Risk Department - monitors for internal and external fraud risk across all our business and operational units.
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
•Information and Cyber Security Department - maintains a risk assessment of our information and cybersecurity risks and ensures appropriate controls are in place to manage and control such risks, using the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cybersecurity controls. This department also oversees our disaster recovery planning and testing efforts to allow us to be capable and ready for business resumption in the event of a disaster.
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
TABLE 32
Operating net income available to common stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income available to common stockholders	$107,132	$99,377	$158,120	$190,602
Merger-related expense	2,027	—	30,656	—
Tax benefit of merger-related expense	(426)	—	(6,438)	—
Provision expense related to acquisition	—	—	19,127	—
Tax benefit of provision expense related to acquisition	—	—	(4,017)	—
Branch consolidation costs	—	2,644	4,178	2,644
Tax benefit of branch consolidation costs	—	(555)	(877)	(555)
Operating net income available to common stockholders (non-GAAP)	$108,733	$101,466	$200,749	$192,691
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

TABLE 33
Operating earnings per diluted common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income per diluted common share	$0.30	$0.31	$0.45	$0.59
Merger-related expense	0.01	—	0.09	—
Tax benefit of merger-related expense	—	—	(0.02)	—
Provision expense related to acquisition	—	—	0.05	—
Tax benefit of provision expense related to acquisition	—	—	(0.01)	—
Branch consolidation costs	—	0.01	0.01	0.01
Tax benefit of branch consolidation costs	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.31	$0.31	$0.57	$0.59

TABLE 34
Return on average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income available to common stockholders (annualized)	$429,704	$398,600	$318,861	$384,364
Amortization of intangibles, net of tax (annualized)	11,247	9,581	10,795	9,677
Tangible net income available to common stockholders (annualized) (non-GAAP)	$440,951	$408,181	$329,656	$394,041
Average total stockholders’ equity	$5,437,913	$4,994,499	$5,443,373	$4,978,186
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,490,899)	(2,311,953)	(2,467,776)	(2,313,474)
Average tangible common equity (non-GAAP)	$2,840,132	$2,575,664	$2,868,715	$2,557,830
Return on average tangible common equity (non-GAAP)	15.53%	15.85%	11.49%	15.41%
(1) Excludes loan servicing rights.

TABLE 35
Return on average tangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net income (annualized)	$437,767	$406,663	$326,967	$392,469
Amortization of intangibles, net of tax (annualized)	11,247	9,581	10,795	9,677
Tangible net income (annualized) (non-GAAP)	$449,014	$416,244	$337,762	$402,146
Average total assets	$41,887,638	$38,526,186	$41,506,472	$38,078,935
Less: Average intangible assets (1)	(2,490,899)	(2,311,953)	(2,467,776)	(2,313,474)
Average tangible assets (non-GAAP)	$39,396,739	$36,214,233	$39,038,696	$35,765,461
Return on average tangible assets (non-GAAP)	1.14%	1.15%	0.87%	1.12%
(1) Excludes loan servicing rights.

TABLE 36
Tangible book value per common share

	June 30, 2022	June 30, 2021
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,436,067	$5,036,410
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,489,244)	(2,310,453)
Tangible common equity (non-GAAP)	$2,839,941	$2,619,075
Ending common shares outstanding	350,725,378	319,465,156
Tangible book value per common share (non-GAAP)	$8.10	$8.20
(1) Excludes loan servicing rights.

TABLE 37
Tangible equity to tangible assets (period-end)

	June 30, 2022	June 30, 2021
(dollars in thousands)
Total stockholders' equity	$5,436,067	$5,036,410
Less: Intangible assets (1)	(2,489,244)	(2,310,453)
Tangible equity (non-GAAP)	$2,946,823	$2,725,957
Total assets	$41,680,903	$38,405,693
Less: Intangible assets (1)	(2,489,244)	(2,310,453)
Tangible assets (non-GAAP)	$39,191,659	$36,095,240
Tangible equity / tangible assets (period-end) (non-GAAP)	7.52%	7.55%
(1) Excludes loan servicing rights.

TABLE 38
Tangible common equity / tangible assets (period-end)

	June 30, 2022	June 30, 2021
(dollars in thousands)
Total stockholders' equity	$5,436,067	$5,036,410
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,489,244)	(2,310,453)
Tangible common equity (non-GAAP)	$2,839,941	$2,619,075
Total assets	$41,680,903	$38,405,693
Less: Intangible assets (1)	(2,489,244)	(2,310,453)
Tangible assets (non-GAAP)	$39,191,659	$36,095,240
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.25%	7.26%
(1) Excludes loan servicing rights.
TABLE 39
Loans and leases, excluding PPP loans (period-end)

(dollars in thousands)	June 30, 2022	March 31, 2022	June 30, 2021
Loans and leases	$28,044,139	$26,839,069	$25,110,528
Less: PPP loans outstanding	(85,837)	(179,644)	(1,551,284)
Loans and leases, excluding PPP loans outstanding (non-GAAP)	$27,958,302	$26,659,425	$23,559,244

TABLE 40
Provision for credit losses, excluding the initial provision for non-PCD loans associated with the Howard acquisition
Three Months Ended March 31,
2022

(dollars in thousands)
Provision for credit losses	$17,959
Less: Initial provision for non-PCD loans associated with the Howard acquisition	(19,127)
Provision for credit losses, excluding the initial provision for non-PCD loans associated with the Howard acquisition (non-GAAP)	$(1,168)

TABLE 41
Deposits, excluding Howard deposits (average)
	Three Months Ended June 30,
(Dollars in thousands)	2022	2021
Deposits	$33,706,707	$30,507,241
Less: Howard deposits	(1,630,100)	—
Deposits, excluding Howard deposits (non-GAAP)	$32,076,607	$30,507,241

TABLE 42
Loans and leases, excluding PPP loans and Howard loans as of the acquisition date (period-end)
(Dollars in thousands)	June 30, 2022	June 30, 2021
Loans and leases	$28,044,139	$25,110,528
Less: PPP loans outstanding	(85,837)	(1,551,284)
Less: Howard loans as of the acquisition date, excluding PPP loans outstanding	(1,767,564)	—
Loans and leases, excluding PPP loans and Howard loans as of the acquisition date (non-GAAP)	$26,190,738	$23,559,244

TABLE 43
Loans and leases, excluding PPP loans (average)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Dollars in thousands)
Loans and leases	$27,245,122	$25,397,396	$26,744,743	$25,424,960
Less: PPP loans outstanding	(126,391)	(2,125,609)	(189,017)	(2,205,629)
Loans and leases, excluding PPP loans (non-GAAP)	$27,118,731	$23,271,787	$26,555,726	$23,219,331

Key Performance Indicators
TABLE 44
Pre-provision net revenue to average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Net interest income	$253,690	$227,871	$487,766	$450,794
Non-interest income	82,154	79,772	160,476	162,577
Less: Non-interest expense	(192,774)	(182,500)	(420,200)	(367,362)
Pre-provision net revenue (as reported)	$143,070	$125,143	$228,042	$246,009
Pre-provision net revenue (as reported) (annualized)	$573,852	$501,947	$459,863	$496,095
Adjustments:
Add: Merger-related expense (non-interest expense)	2,027	—	30,656	—
Add: Branch consolidation costs (non-interest expense)	—	2,644	4,178	2,644
Pre-provision net revenue (operating) (non-GAAP)	$145,097	$127,787	$262,876	$248,653
Pre-provision net revenue (operating) (annualized) (non-GAAP)	$581,982	$512,552	$530,108	$501,427
Average total shareholders’ equity	$5,437,913	$4,994,499	$5,443,373	$4,978,186
Less: Average preferred shareholders’ equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,490,899)	(2,311,953)	(2,467,776)	(2,313,474)
Average tangible common equity (non-GAAP)	$2,840,132	$2,575,664	$2,868,715	$2,557,830
Pre-provision net revenue (reported) / average tangible common equity (non-GAAP)	20.21%	19.49%	16.03%	19.40%
Pre-provision net revenue (operating) / average tangible common equity (non-GAAP)	20.49%	19.90%	18.48%	19.60%
(1) Excludes loan servicing rights.

TABLE 45
Efficiency ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
Non-interest expense	$192,774	$182,500	$420,200	$367,362
Less: Amortization of intangibles	(3,549)	(3,024)	(6,776)	(6,074)
Less: OREO expense	(433)	(499)	(748)	(1,285)
Less: Merger-related expense	(2,027)	—	(30,656)	—
Less: Branch consolidation costs	—	(2,644)	(4,178)	(2,644)
Adjusted non-interest expense	$186,765	$176,333	$377,842	$357,359
Net interest income	$253,690	$227,871	$487,766	$450,794
Taxable equivalent adjustment	2,656	2,742	5,254	5,601
Non-interest income	82,154	79,772	160,476	162,577
Less: Net securities gains	(48)	(87)	(48)	(128)
Adjusted net interest income (FTE) + non-interest income	$338,452	$310,298	$653,448	$618,844
Efficiency ratio (FTE) (non-GAAP)	55.18%	56.83%	57.82%	57.75%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2022, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors below relate to the recently announced acquisition of UB Bancorp, and its wholly-owned subsidiary, Union Bank, and are in addition to the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

Combining FNB and UB Bancorp may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger with UB Bancorp may not be realized.

FNB and UB Bancorp have operated and, until the completion of the merger, will continue to operate, independently from each other. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of FNBPA and UB Bancorp, along with the timely and successful core data system conversion, within our projected timeframe in a manner that permits growth opportunities, continued seamless operations and does not materially disrupt existing customer relationships or result in decreased revenues due to loss of customers.

A number of factors could affect our ability to successfully combine our business with the business of UB Bancorp. Key employees of UB Bancorp, whose services will be needed to complete the integration process, may elect to terminate their employment as a result of, or in anticipation of, the merger. The integration process itself could be disruptive to our ongoing businesses, causing loss of momentum in one or more of our businesses or inconsistencies or changes in standards, practices, business models, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers and employees. If we encounter significant difficulties in the integration process, the anticipated benefits of the merger may not be realized fully, or at all, or may take longer to realize than expected. Failure to achieve the anticipated benefits of the merger in the timeframes projected by us could result in increased costs and decreased revenues. This could have a dilutive effect on the combined company’s proforma earnings per share.

Our ability to complete the merger is subject to the satisfaction (or waiver by the parties) of the closing conditions set forth in the merger agreement, some of which are outside of the parties’ control.

The merger agreement contains a number of conditions that must be fulfilled in order to complete the merger. Those conditions include: approval of adoption of the merger agreement and the merger by UB Bancorp shareholders, receipt of all required regulatory approvals, absence of any law, statute or regulation, or any order, injunction or other legal restraint or prohibition preventing the completion of the merger, effectiveness of the registration statement for the merger proxy statement/prospectus, the accuracy of the representations and warranties of both parties (subject to applicable materiality qualifiers), and the performance, in all material respects, by both parties of their respective covenants and agreements. There can be no assurance that the conditions to the completion of the merger will be fulfilled or that the merger will be completed.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the merger between FNB and UB Bancorp and the merger between their bank subsidiaries may be completed, various approvals must be obtained from bank regulatory agencies and other governmental authorities. These governmental entities may not grant approval of either the merger or the bank merger, may engage in an extended regulatory review process, or may impose conditions on the granting of their approvals. The regulatory delays, conditions or changes they impose, as well as the process of obtaining regulatory approvals, could have the effect of delaying completion of the merger or of imposing additional costs or limitations on us following the merger. We may elect not to consummate the merger if, in connection with any regulatory approval required to consummate the merger, any governmental or regulatory entity imposes a restriction, requirement or condition on us that, individually or in the aggregate, would be reasonably likely to have a material and adverse effect on us and our subsidiaries, taken as a whole, after giving effect to the merger. As a result, there can be no assurance that the desired regulatory approvals for the merger will be obtained or that the merger will be completed.

We will be subject to business uncertainties while the merger is pending, which could result in loss of key employees or customers.

Uncertainties about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to consider changing their existing business relationships with us or cause UB Bancorp customers to seek another financial services provider. Retention of certain UB Bancorp employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, our business could be negatively impacted.

If the merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the merger.

We will incur substantial expenses in connection with the proposed merger with UB Bancorp, which are charged to earnings as incurred. If the merger is not completed, these expenses will still be charged to earnings even though we would not have realized the expected benefits of the merger. There can be no assurance that the merger will be completed.

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

We may not be able to compete successfully in UB Bancorp’s market area.

Our success in UB Bancorp’s markets will depend, in part, on our ability to successfully offer products and services to consumers, that UB Bancorp does not currently offer, such as larger and more complex commercial loan financing transactions and syndications, trust services, SBA loans, investment advisory, foreign exchange services, derivatives, asset-based lending, lease financing, debt and equity capital markets, wealth management, insurance brokerage, securities brokerage and investment advisory and private lending. This business strategy will require us to attract and retain qualified and experienced personnel to support those products and services. We could lose existing customers or fail to acquire new customers in this market.

The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.

We currently expect the merger to be accretive to earnings per share in the first full calendar year after closing (excluding one-time charges). This expectation, however, is based on preliminary estimates which may materially change, including the currently expected timing of the merger. We may encounter additional transaction- and integration-related costs or other factors such as a delay in the closing of the merger, may fail to realize all the benefits anticipated in the merger or may be subject to other factors that affect preliminary estimates or our ability to realize operational efficiencies. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of our common stock.

Our decisions regarding the credit risk associated with Union Bank’s loan portfolio could be incorrect and our credit mark may be inadequate, which may adversely affect the financial condition and results of operations of the combined company after the closing of the merger.

Before signing the merger agreement, we conducted extensive due diligence on a significant portion of the Union Bank loan portfolio. However, our review did not encompass every loan in the Union Bank loan portfolio. In accordance with customary industry practices, we evaluated the Union Bank loan portfolio based on various factors including, among other things, historical loss experience, economic risks associated with each loan category, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, and general economic conditions, both local and national. In this process, our management made various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness and financial condition of the borrowers, the value of the real estate, which is obtained from independent appraisers, other assets serving as collateral for the repayment of the loans, the existence of any guarantees and indemnifications and the economic environment in which the borrowers operate. In addition, the effects of probable decreases in expected principal cash flows on the Union Bank loans were considered as part of our evaluation. If our assumptions and judgments turn out to be incorrect, including as a result of the fact that our due diligence review did not cover each individual loan, our estimated credit mark against the Union Bank loan portfolio in total may be insufficient to cover actual loan losses after the merger is completed, and adjustments may be necessary to allow for different economic conditions or adverse developments in the Union Bank loan portfolio. Additionally, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our or UB Bancorp’s control, may require an increase in the provision for credit losses. Material additions to the credit mark and/or ACL would materially decrease our net income and could result in extra regulatory scrutiny and possibly supervisory action.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding FNB's purchases of our common stock during the quarter ended June 30, 2022. In April 2022, our Board of Directors authorized an additional $150 million available to repurchase shares of our common stock.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2022	335,000	$11.90	335,000	$184,603,713
May 1 - May 31, 2022	766,100	11.72	766,100	175,615,783
Total	1,101,100	$11.77	1,101,100
(1) The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.    OTHER INFORMATION
NONE

ITEM 6.    EXHIBITS
Exhibit Index

Exhibit Number	Description
10.1	Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on April 19, 2022).

10.2	Form of director restricted stock unit agreement (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	August 5, 2022	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 5, 2022	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 5, 2022	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)