Form 10-Q
period 2022-09-30
FNB CORP/PA/
filed 2022-11-04
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2022
Common Stock, $0.01 Par Value	350,784,411	Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2022

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

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Cash and due from banks	$458	$337
Interest-bearing deposits with banks	1,818	3,156
Cash and Cash Equivalents	2,276	3,493
Debt securities available for sale (amortized cost of $3,760 and $3,416; allowance for credit losses of $0 and $0)	3,392	3,426
Debt securities held to maturity (fair value of $3,349 and $3,506; allowance for credit losses of $0 and $0)	3,820	3,463
Loans held for sale (includes $117 and $269 measured at fair value) (1)	149	295
Loans and leases, net of unearned income of $13 and $36	28,780	24,968
Allowance for credit losses on loans and leases	(385)	(344)
Net Loans and Leases	28,395	24,624
Premises and equipment, net	421	345
Goodwill	2,435	2,262
Core deposit and other intangible assets, net	52	42
Bank owned life insurance	629	546
Other assets	1,021	1,017
Total Assets	$42,590	$39,513
Liabilities
Deposits:
Non-interest-bearing demand	$11,752	$10,789
Interest-bearing demand	15,251	14,409
Savings	3,991	3,669
Certificates and other time deposits	2,899	2,859
Total Deposits	33,893	31,726
Short-term borrowings	1,395	1,536
Long-term borrowings	1,059	682
Other liabilities	837	419
Total Liabilities	37,184	34,363
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 365,205,655 and 329,464,669 shares	4	3
Additional paid-in capital	4,565	4,109
Retained earnings	1,275	1,110
Accumulated other comprehensive loss	(378)	(62)
Treasury stock – 14,449,500 and 10,531,177 shares at cost	(167)	(117)
Total Stockholders’ Equity	5,406	5,150
Total Liabilities and Stockholders’ Equity	$42,590	$39,513
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest Income
Loans and leases, including fees	$297	$226	$760	$671
Securities:
Taxable	31	22	82	65
Tax-exempt	7	7	20	22
Other	8	1	15	2
Total Interest Income	343	256	877	760
Interest Expense
Deposits	31	11	54	38
Short-term borrowings	6	7	17	21
Long-term borrowings	9	6	21	18
Total Interest Expense	46	24	92	77
Net Interest Income	297	232	785	683
Provision for credit losses	12	(2)	36	3
Net Interest Income After Provision for Credit Losses	285	234	749	680
Non-Interest Income
Service charges	36	31	102	89
Trust services	10	10	30	28
Insurance commissions and fees	6	7	20	20
Securities commissions and fees	6	5	18	17
Capital markets income	10	12	25	27
Mortgage banking operations	5	8	18	31
Dividends on non-marketable equity securities	3	2	8	7
Bank owned life insurance	2	3	9	11
Other	5	10	13	21
Total Non-Interest Income	83	88	243	251
Non-Interest Expense
Salaries and employee benefits	107	105	323	314
Net occupancy	16	13	50	45
Equipment	20	18	56	52
Amortization of intangibles	3	3	10	9
Outside services	19	18	53	54
Marketing	3	4	11	11
FDIC insurance	5	4	15	13
Bank shares and franchise taxes	4	3	12	11
Merger-related	2	1	33	1
Other	16	15	52	41
Total Non-Interest Expense	195	184	615	551
Income Before Income Taxes	173	138	377	380
Income taxes	35	27	77	74
Net Income	138	111	300	306
Preferred stock dividends	2	2	6	6
Net Income Available to Common Stockholders	$136	$109	$294	$300
Earnings per Common Share
Basic	$0.39	$0.34	$0.84	$0.94
Diluted	0.38	0.34	0.83	0.93
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$138	$111	$300	$306
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(33), $(3), $(84) and $(8)	(116)	(10)	(294)	(29)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(4), $0, $(9) and $1	(13)	(1)	(30)	3
Reclassification adjustment for gains included in net income, net of tax expense of $1, $1, $2 and $3	2	4	6	11
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense of $0, $1, $0 and $1	1	1	2	2
Other Comprehensive Income (Loss)	(126)	(6)	(316)	(13)
Comprehensive Income (Loss)	$12	$105	$(16)	$293
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended September 30, 2021
Balance at beginning of period	$107	$3	$4,101	$981	$(46)	$(109)	$5,037
Comprehensive income (loss)				111	(6)		105
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(39)			(39)
Issuance of common stock		—	—	—		(1)	(1)
Repurchase of common stock						(7)	(7)
Restricted stock compensation			5				5
Balance at end of period	$107	$3	$4,106	$1,051	$(52)	$(117)	$5,098
Three Months Ended September 30, 2022
Balance at beginning of period	$107	$4	$4,562	$1,182	$(252)	$(167)	$5,436
Comprehensive income (loss)				138	(126)		12
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	—			—	—
Repurchase of common stock						—	—
Restricted stock compensation			3				3
Balance at end of period	$107	$4	$4,565	$1,275	$(378)	$(167)	$5,406

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2021
Balance at beginning of period	$107	$3	$4,087	$869	$(39)	$(68)	$4,959
Comprehensive income (loss)				306	(13)		293
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(117)			(117)
Issuance of common stock		—	3	(1)		(6)	(4)
Repurchase of common stock						(43)	(43)
Restricted stock compensation			16				16
Balance at end of period	$107	$3	$4,106	$1,051	$(52)	$(117)	$5,098
Nine Months Ended September 30, 2022
Balance at beginning of period	$107	$3	$4,109	$1,110	$(62)	$(117)	$5,150
Comprehensive income (loss)				300	(316)		(16)
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(129)			(129)
Issuance of common stock		—	1			(7)	(6)
Issuance of common stock - acquisitions		1	442				443
Repurchase of common stock						(43)	(43)
Restricted stock compensation			13				13
Balance at end of period	$107	$4	$4,565	$1,275	$(378)	$(167)	$5,406
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$300	$306
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	54	(1)
Provision for credit losses	36	3
Deferred tax expense (benefit)	9	8
Loans originated for sale	(836)	(1,593)
Loans sold	1,011	1,533
Net gain on sale of loans	(29)	(39)
Net change in:
Interest receivable	(19)	14
Interest payable	4	(5)
Bank owned life insurance, excluding purchases	(4)	4
Other, net	515	154
Net cash flows provided by (used in) operating activities	1,041	384
Investing Activities
Net change in loans and leases, excluding sales and transfers	(2,012)	800
Debt securities available for sale:
Purchases	(919)	(1,207)
Sales	287	—
Maturities/payments	598	1,415
Debt securities held to maturity:
Purchases	(845)	(993)
Maturities/payments	481	652
Increase in premises and equipment	(78)	(43)
Net cash received in business acquisition	75	—
Net cash flows provided by (used in) investing activities	(2,413)	624
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	517	2,939
Time deposits	(180)	(617)
Short-term borrowings	(155)	(240)
Proceeds from issuance of long-term borrowings	367	18
Repayment of long-term borrowings	(223)	(227)
Repurchases of common stock	(43)	(43)
Cash dividends paid:
Preferred stock	(6)	(6)
Common stock	(129)	(117)
Other, net	7	12
Net cash flows provided by (used in) financing activities	155	1,719
Net Increase (Decrease) in Cash and Cash Equivalents	(1,217)	2,727
Cash and cash equivalents at beginning of period	3,493	1,383
Cash and Cash Equivalents at End of Period	$2,276	$4,110
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2022
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of September 30, 2022, we had 338 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and stockholders' equity. Events occurring subsequent to September 30, 2022 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

We plan to adopt this Update on January 1, 2023. Adoption of this Update is not expected to have a material impact on our consolidated financial statements.

NOTE 3.    MERGERS AND ACQUISITIONS
Howard Bancorp, Inc.

On January 22, 2022, we completed our acquisition of Howard, a bank holding company headquartered in Baltimore City, Maryland. The acquisition enhanced our presence in the Mid-Atlantic Region. Additionally, cost savings, efficiencies and other benefits were realized from the combined operations. On the acquisition date, Howard had assets with a net book value of approximately $2.4 billion, including $1.8 billion in both loans and deposits. The acquisition was valued at approximately $443 million and resulted in the issuance of 34,074,495 shares of our common stock in exchange for 18,930,329 shares of Howard common stock. We also acquired restricted stock units and the fully vested outstanding stock options of Howard.

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
TABLE 3.1

(in millions)	Howard
Fair value of consideration paid	$443
Fair value of identifiable assets acquired:
Cash and cash equivalents	75
Securities	321
Loans	1,780
Core deposit and other intangible assets	19
Fixed and other assets	160
Total identifiable assets acquired	2,355
Fair value of liabilities assumed:
Deposits	1,831
Borrowings	247
Other liabilities	7
Total liabilities assumed	2,085
Fair value of net identifiable assets acquired	270
Goodwill recognized	$173
Goodwill related to the transaction was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Howard acquisition of $30.6 million for the first nine months of 2022.
We analyzed the valuations assigned to the acquired assets and assumed liabilities. We have completed the review of valuations for loans, core deposit intangibles, deposits and debt. There were no changes to provisional amounts for these valuations. We continue to assess the valuation on premises and deferred taxes.

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
We integrated the systems and the operating activities of Howard into FNB in February 2022. Due to that integration, it is impracticable to disclose the revenue from the Howard assets acquired and income before income taxes subsequent to the acquisition.
Pending Acquisition – UB Bancorp
On May 31, 2022, FNB entered into a definitive merger agreement to acquire UB Bancorp, a bank holding company based in Greenville, North Carolina with approximately $1.2 billion in total assets. The transaction is valued at approximately $119 million. Under the terms of the merger agreement, UB Bancorp voting common shareholders will be entitled to receive 1.61 shares of FNB’s common stock for each share of UB Bancorp common stock. FNB expects to issue approximately 9.8 million shares of its common stock in exchange for approximately 6.0 million shares of UB Bancorp common stock. UB Bancorp’s banking affiliate, Union Bank, will be merged into FNBPA. The transaction is expected to be completed in late 2022. We have received all regulatory clearances and UB shareholder approval for the proposed merger to occur. During the first nine months of 2022, we incurred merger expenses of $2.2 million related to the pending UB Bancorp acquisition.

NOTE 4.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at September 30, 2022 and December 31, 2021. Accrued interest receivable on AFS debt securities totaled $9.1 million and $7.3 million at September 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
September 30, 2022
U.S. Treasury	$279	$—	$(23)	$256
U.S. government agencies	116	1	—	117
U.S. government-sponsored entities	284	—	(23)	261
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,427	—	(147)	1,280
Agency collateralized mortgage obligations	1,158	—	(136)	1,022
Commercial mortgage-backed securities	442	—	(35)	407
States of the U.S. and political subdivisions (municipals)	33	—	(4)	29
Other debt securities	21	—	(1)	20
Total debt securities AFS	$3,760	$1	$(369)	$3,392

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2021
U.S. Treasury	$205	$—	$(1)	$204
U.S. government agencies	154	1	—	155
U.S. government-sponsored entities	194	—	(2)	192
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,342	19	(4)	1,357
Agency collateralized mortgage obligations	1,192	11	(17)	1,186
Commercial mortgage-backed securities	294	5	(2)	297
States of the U.S. and political subdivisions (municipals)	33	—	—	33
Other debt securities	2	—	—	2
Total debt securities AFS	$3,416	$36	$(26)	$3,426
The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM portfolio was $0.12 million and $0.05 million at September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on HTM debt securities totaled $11.9 million and $12.3 million at September 30, 2022 and December 31, 2021, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.

TABLE 4.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
September 30, 2022
U.S. government agencies	$1	$—	$—	$1
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,183	—	(143)	1,040
Agency collateralized mortgage obligations	992	—	(117)	875
Commercial mortgage-backed securities	668	—	(50)	618
States of the U.S. and political subdivisions (municipals)	971	—	(160)	811
Other debt securities	5	—	(1)	4
Total debt securities HTM	$3,820	$—	$(471)	$3,349

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2021
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,191	15	(5)	1,201
Agency collateralized mortgage obligations	930	5	(12)	923
Commercial mortgage-backed securities	323	3	(2)	324
States of the U.S. and political subdivisions (municipals)	1,017	39	—	1,056
Total debt securities HTM	$3,463	$62	$(19)	$3,506

There were no significant gross gains or gross losses realized on securities during the nine months ended September 30, 2022 or 2021. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 85.8% backed or sponsored by the U.S. government as of September 30, 2022.

As of September 30, 2022, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14	$14	$1	$1
Due after one year but within five years	577	530	31	29
Due after five years but within ten years	96	94	152	136
Due after ten years	46	45	793	650
	733	683	977	816
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,427	1,280	1,183	1,040
Agency collateralized mortgage obligations	1,158	1,022	992	875
Commercial mortgage-backed securities	442	407	668	618
Total debt securities	$3,760	$3,392	$3,820	$3,349
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

(dollars in millions)	September 30, 2022	December 31, 2021
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,534	$5,660
As collateral for short-term borrowings	363	392
Securities pledged as a percent of total securities	95.6%	87.9%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:

TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
September 30, 2022
U.S. Treasury	5	$212	$(17)	1	$44	$(6)	6	$256	$(23)
U.S. government agencies	2	17	—	8	4	—	10	21	—
U.S. government-sponsored entities	11	195	(14)	3	66	(9)	14	261	(23)
Residential mortgage-backed securities:
Agency mortgage-backed securities	112	961	(94)	9	315	(53)	121	1,276	(147)
Agency collateralized mortgage obligations	59	658	(68)	14	364	(68)	73	1,022	(136)
Commercial mortgage-backed securities	18	345	(26)	3	62	(9)	21	407	(35)
States of the U.S. and political subdivisions (municipals)	9	20	(2)	5	9	(2)	14	29	(4)
Other debt securities	7	16	(1)	1	2	—	8	18	(1)
Total	223	$2,424	$(222)	44	$866	$(147)	267	$3,290	$(369)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2021
U.S. Treasury	3	$151	$(1)	—	$—	$—	3	$151	$(1)
U.S. government agencies	3	22	—	9	8	—	12	30	—
U.S. government-sponsored entities	3	99	(1)	1	24	(1)	4	123	(2)
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	599	(4)	—	—	—	13	599	(4)
Agency collateralized mortgage obligations	23	659	(15)	3	68	(2)	26	727	(17)
Commercial mortgage-backed securities	5	125	(2)	—	—	—	5	125	(2)
States of the U.S. and political subdivisions (municipals)	10	24	—	—	—	—	10	24	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	60	$1,679	$(23)	14	$102	$(3)	74	$1,781	$(26)
We evaluated the AFS debt securities that were in an unrealized loss position at September 30, 2022. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the movement of interest rates and does not reflect any expected credit losses. We do not intend to sell the AFS debt securities and it is not more likely than not that we will be required to sell the securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of September 30, 2022 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 61% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $3.5 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
Our corporate bond portfolio, with a carrying amount of $25.6 million as of September 30, 2022 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $2.3 million.
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
For the year-to-date periods ending September 30, 2022 and 2021, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.12 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.06 million relating to other debt securities, as of September 30, 2022 and $0.05 million relating to the municipal bond portfolio as of December 31, 2021. The AFS securities portfolios did not have an ACL at September 30, 2022 or December 31, 2021. At September 30, 2022 and December 31, 2021, there were no securities that were past due or on non-accrual.

NOTE 5.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $75.5 million at September 30, 2022 and $48.9 million at December 31, 2021, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

(in millions)	September 30, 2022	December 31, 2021
Commercial real estate	$10,841	$9,899
Commercial and industrial	6,709	5,977
Commercial leases	503	495
Other	127	94
Total commercial loans and leases	18,180	16,465
Direct installment	2,797	2,376
Residential mortgages	4,959	3,654
Indirect installment	1,529	1,227
Consumer lines of credit	1,315	1,246
Total consumer loans	10,600	8,503
Total loans and leases, net of unearned income	$28,780	$24,968
The remaining accretable discount included in the amortized cost of acquired loans was $30.7 million and $30.0 million at September 30, 2022 and December 31, 2021, respectively, which includes the $10 million established for Howard at the time of acquisition.

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
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers, except for PPP loans that are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. PPP loans are included in the commercial and industrial category and comprise $43.7 million and $336.6 million of this category's outstanding balance at September 30, 2022 and December 31, 2021, respectively;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

(dollars in millions)	September 30, 2022	December 31, 2021
Commercial real estate:
Percent owner-occupied	29.9%	28.8%
Percent non-owner-occupied	70.1	71.2

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

The following tables summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 5.4

September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,400	$2,166	$1,628	$1,335	$713	$2,489	$253	$9,984
Special Mention	35	34	61	75	130	232	6	573
Substandard	4	16	12	36	29	167	20	284
Total commercial real estate	1,439	2,216	1,701	1,446	872	2,888	279	10,841
Commercial and Industrial:
Risk Rating:
Pass	1,270	1,232	714	530	346	439	1,810	6,341
Special Mention	3	8	20	49	17	37	57	191
Substandard	4	14	6	8	39	55	51	177
Total commercial and industrial	1,277	1,254	740	587	402	531	1,918	6,709
Commercial Leases:
Risk Rating:
Pass	111	153	76	73	41	33	—	487
Special Mention	2	1	—	—	1	—	—	4
Substandard	4	1	7	—	—	—	—	12
Total commercial leases	117	155	83	73	42	33	—	503
Other Commercial:
Risk Rating:
Pass	59	—	—	—	—	13	55	127
Total other commercial	59	—	—	—	—	13	55	127
Total commercial loans and leases	2,892	3,625	2,524	2,106	1,316	3,465	2,252	18,180

CONSUMER
Direct Installment:
Current	731	917	473	171	95	397	—	2,784
Past due	—	—	1	1	1	10	—	13
Total direct installment	731	917	474	172	96	407	—	2,797
Residential Mortgages:
Current	1,101	1,560	886	389	133	848	—	4,917
Past due	—	3	3	2	3	31	—	42
Total residential mortgages	1,101	1,563	889	391	136	879	—	4,959
Indirect Installment:
Current	683	394	186	102	100	49	—	1,514
Past due	2	7	2	2	1	1	—	15
Total indirect installment	685	401	188	104	101	50	—	1,529
Consumer Lines of Credit:
Current	63	18	2	3	4	132	1,078	1,300
Past due	—	—	—	—	1	12	2	15
Total consumer lines of credit	63	18	2	3	5	144	1,080	1,315
Total consumer loans	2,580	2,899	1,553	670	338	1,480	1,080	10,600
Total loans and leases	$5,472	$6,524	$4,077	$2,776	$1,654	$4,945	$3,332	$28,780

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 5.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
September 30, 2022
Commercial real estate	$11	$—	$46	$57	$10,784	$10,841	$25
Commercial and industrial	14	—	11	25	6,684	6,709	1
Commercial leases	1	—	1	2	501	503	—
Other	—	—	1	1	126	127	—
Total commercial loans and leases	26	—	59	85	18,095	18,180	26
Direct installment	5	1	7	13	2,784	2,797	—
Residential mortgages	22	6	14	42	4,917	4,959	—
Indirect installment	12	1	2	15	1,514	1,529	—
Consumer lines of credit	8	1	6	15	1,300	1,315	—
Total consumer loans	47	9	29	85	10,515	10,600	—
Total loans and leases	$73	$9	$88	$170	$28,610	$28,780	$26

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2021
Commercial real estate	$11	$—	$48	$59	$9,840	$9,899	$20
Commercial and industrial	4	—	15	19	5,958	5,977	4
Commercial leases	1	—	1	2	493	495	—
Other	—	—	—	—	94	94	—
Total commercial loans and leases	16	—	64	80	16,385	16,465	24
Direct installment	5	—	7	12	2,364	2,376	—
Residential mortgages	20	4	10	34	3,620	3,654	—
Indirect installment	12	1	2	15	1,212	1,227	—
Consumer lines of credit	6	1	5	12	1,234	1,246	—
Total consumer loans	43	6	24	73	8,430	8,503	—
Total loans and leases	$59	$6	$88	$153	$24,815	$24,968	$24

Following is a summary of non-performing assets:
TABLE 5.6

(dollars in millions)	September 30, 2022	December 31, 2021
Non-accrual loans	$88	$88
Total non-performing loans and leases	88	88
Other real estate owned	6	8
Total non-performing assets	$94	$96
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.30%	0.35%
Non-performing assets + 90 days past due / total loans and leases + OREO	0.36	0.41
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.0 million at September 30, 2022 and $1.6 million at December 31, 2021. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at September 30, 2022 and December 31, 2021 totaled $10.9 million and $4.3 million, respectively. During 2020 and 2021, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans under the CARES Act to all residential mortgage loan customers.
Approximately $46.0 million of commercial loans are collateral dependent at September 30, 2022. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

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
Following is a summary of the composition of total TDRs:
TABLE 5.7

(in millions)	September 30, 2022	December 31, 2021
Accruing	$63	$60
Non-accrual	30	32
Total TDRs	$93	$92

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During the nine months ended September 30, 2022, we returned to accruing status $6.1 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs. There was no specific reserve for commercial TDRs at September 30, 2022, compared to $1.5 million at December 31, 2021, and pooled reserves for individual loans of $1.1 million and $1.5 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.8 million for September 30, 2022 and $3.9 million for December 31, 2021. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated:
TABLE 5.8

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$—	$—	14	$5	$4
Commercial and industrial	3	—	—	10	1	1
Total commercial loans	5	—	—	24	6	5
Direct installment	8	1	1	33	1	1
Residential mortgages	14	2	2	34	5	5
Consumer lines of credit	6	—	—	12	1	1
Total consumer loans	28	3	3	79	7	7
Total	33	$3	$3	103	$13	$12

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
(dollars in millions)	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	5	$2	$2	21	$20	$20
Commercial and industrial	3	—	—	8	1	—
Other	1	—	—	1	—	—
Total commercial loans	9	2	2	30	21	20
Direct installment	8	—	—	26	1	1
Residential mortgages	12	2	2	15	2	2
Consumer lines of credit	7	—	—	31	2	2
Total consumer loans	27	2	2	72	5	5
Total	36	$4	$4	102	$26	$25
The year-to-date items in the above tables have been adjusted for loans that have been paid off and/or sold.

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 5.9

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	7	$3	10	$3
Commercial and industrial	1	—	1	—
Total commercial loans	8	3	11	3
Direct installment	3	—	5	—
Residential mortgages	5	1	8	1
Total consumer loans	8	1	13	1
Total	16	$4	24	$4

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial and industrial	—	$—	1	$—
Total commercial loans	—	—	1	—
Direct installment	1	—	1	—
Residential mortgages	—	—	1	—
Total consumer loans	1	—	2	—
Total	1	$—	3	$—

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2022
Commercial real estate	$157.9	$(1.3)	$0.5	$(0.8)	$(1.8)	$155.3
Commercial and industrial	94.3	(0.8)	0.9	0.1	1.8	96.2
Commercial leases	13.7	—	—	—	0.5	14.2
Other	4.2	(0.9)	0.3	(0.6)	0.6	4.2
Total commercial loans and leases	270.1	(3.0)	1.7	(1.3)	1.1	269.9
Direct installment	34.2	(0.2)	0.1	(0.1)	2.0	36.1
Residential mortgages	47.2	(0.3)	0.2	(0.1)	4.3	51.4
Indirect installment	16.0	(1.9)	0.6	(1.3)	2.4	17.1
Consumer lines of credit	10.5	(0.3)	0.3	—	0.3	10.8
Total consumer loans	107.9	(2.7)	1.2	(1.5)	9.0	115.4
Total allowance for credit losses on loans and leases	378.0	(5.7)	2.9	(2.8)	10.1	385.3
Allowance for unfunded loan commitments	18.2	—	—	—	1.1	19.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$396.2	$(5.7)	$2.9	$(2.8)	$11.2	$404.6

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Period
Nine Months Ended September 30, 2022
Commercial real estate	$156.5	$(2.9)	$2.6	$(0.3)	$(5.3)	$4.4	$155.3
Commercial and industrial	87.4	(5.1)	4.9	(0.2)	5.6	3.4	96.2
Commercial leases	14.7	(0.1)	—	(0.1)	(0.4)	—	14.2
Other	2.6	(2.3)	0.8	(1.5)	3.1	—	4.2
Total commercial loans and leases	261.2	(10.4)	8.3	(2.1)	3.0	7.8	269.9
Direct installment	26.4	(0.4)	0.5	0.1	9.1	0.5	36.1
Residential mortgages	33.1	(0.6)	0.5	(0.1)	17.1	1.3	51.4
Indirect installment	13.5	(4.1)	1.7	(2.4)	6.0	—	17.1
Consumer lines of credit	10.1	(0.7)	0.9	0.2	0.1	0.4	10.8
Total consumer loans	83.1	(5.8)	3.6	(2.2)	32.3	2.2	115.4
Total allowance for credit losses on loans and leases	344.3	(16.2)	11.9	(4.3)	35.3	10.0	385.3
Allowance for unfunded loan commitments	19.1	—	—	—	0.2	—	19.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(16.2)	$11.9	$(4.3)	$35.5	$10.0	$404.6

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2021
Commercial real estate	$176	$(3)	$2	$(1)	$(14)	$161
Commercial and industrial	81	(2)	2	—	6	87
Commercial leases	16	—	—	—	—	16
Other	1	—	—	—	1	2
Total commercial loans and leases	274	(5)	4	(1)	(7)	266
Direct installment	27	(1)	—	(1)	—	26
Residential mortgages	33	—	—	—	—	33
Indirect installment	12	—	—	—	1	13
Consumer lines of credit	11	(1)	1	—	—	11
Total consumer loans	83	(2)	1	(1)	1	83
Total allowance for credit losses on loans and leases	357	(7)	5	(2)	(6)	349
Allowance for unfunded loan commitments	14	—	—	—	4	18
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$371	$(7)	$5	$(2)	$(2)	$367
Nine Months Ended September 30, 2021
Commercial real estate	$181	$(9)	$5	$(4)	$(16)	$161
Commercial and industrial	81	(11)	4	(7)	13	87
Commercial leases	17	—	1	1	(2)	16
Other	1	(2)	1	(1)	2	2
Total commercial loans and leases	280	(22)	11	(11)	(3)	266
Direct installment	26	(1)	—	(1)	1	26
Residential mortgages	34	—	—	—	(1)	33
Indirect installment	11	(3)	2	(1)	3	13
Consumer lines of credit	12	(1)	1	—	(1)	11
Total consumer loans	83	(5)	3	(2)	2	83
Total allowance for credit losses on loans and leases	363	(27)	14	(13)	(1)	349
Allowance for unfunded loan commitments	14	—	—	—	4	18
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$377	$(27)	$14	$(13)	$3	$367

Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in millions)
Balance at beginning of period	$18	$14	$19	$14
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	1	4	—	4
Consumer portfolio	—	—	—	—
Balance at end of period	$19	$18	$19	$18
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
At September 30, 2022 and December 31, 2021, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2022, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 2.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 4.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 5.5% in 2022 and 2.4% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2021 included, but were not limited to: (i) the purchase only Housing Price Index, which reflected growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflected growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.
The ACL on loans and leases of $385.3 million at September 30, 2022 increased $41.1 million, or 11.9%, from December 31, 2021 primarily due to the Howard acquisition and the associated ACL attributable to the acquired loans and leases, significant loan growth and CECL-related model impacts from a forecasted macroeconomic slowdown and lower prepayment speed assumptions in the third quarter of 2022, partially offset by positive credit quality performance. Our ending ACL coverage ratio at September 30, 2022 was 1.34%, compared to 1.38% at December 31, 2021. Total provision for credit losses for the three months ended September 30, 2022 was $11.2 million. Net charge-offs were $2.8 million during the three months ended September 30, 2022, compared to net charge-offs of $1.6 million during the three months ended September 30, 2021, reflecting continued strong underlying portfolio credit performance. Total provision for credit losses for the nine months ended September 30, 2022 was $35.5 million and included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. Net charge-offs were $4.3 million during the nine months ended September 30, 2022, compared to $12.5 million during the nine months ended September 30, 2021.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

(in millions)	September 30, 2022	December 31, 2021
Mortgage loans sold with servicing retained	$5,160	$4,855

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Mortgage loans sold with servicing retained	$204	$382	$870	$1,406
Pre-tax net (losses) gains resulting from above loan sales (1)	(2)	10	(9)	36
Mortgage servicing fees (1)	3	3	9	9
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 7.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$50.7	$40.5	$44.4	$35.6
Additions	2.4	4.4	10.5	15.3
Payoffs and curtailments	(0.8)	(2.8)	(3.8)	(10.4)
(Impairment charge) / recovery	—	1.0	2.5	3.8
Amortization	(0.6)	(0.6)	(1.9)	(1.8)
Balance at end of period	$51.7	$42.5	$51.7	$42.5
Fair value, beginning of period	$64.1	$40.8	$46.0	$35.6
Fair value, end of period	69.6	43.2	69.6	43.2
We had no valuation allowance for MSRs as of September 30, 2022, compared to $2.5 million at December 31, 2021.
The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and the use of independent third-party valuations. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs and as interest rates increase, mortgage loan prepayments decline, which results in an increase in the fair value of MSRs. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different time.

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

(dollars in millions)	September 30, 2022	December 31, 2021
Weighted average life (months)	96.8	76.6
Constant prepayment rate (annualized)	7.1%	11.2%
Discount rate	9.5%	9.5%
Effect on fair value due to change in interest rates:
+2.00%	$8	$15
+1.00%	4	9
+0.50%	2	5
+0.25%	1	3
-0.25%	(1)	(3)
-0.50%	(2)	(7)
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

NOTE 8.    LEASES

We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of September 30, 2022, we had operating lease right-of-use assets and operating lease liabilities of $134.2 million and $144.5 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $22.5 million and $22.9 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As of September 30, 2022, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $69.2 million in right-of-use assets and $90.6 million in other liabilities. These operating leases are currently expected to commence in 2023 with lease terms of up to 16 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Operating lease cost	$8	$7	$24	$21
Variable lease cost	1	1	3	3
Total lease cost	$9	$8	$27	$24

Other information related to leases is as follows:
TABLE 8.2

	Nine Months Ended September 30,
(dollars in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$7
Finance leases	$—	$—
Weighted average remaining lease term (years):
Operating leases	9.51	9.05
Finance leases	21.23	24.13
Weighted average discount rate:
Operating leases	2.4%	2.5%
Finance leases	2.6%	1.9%

Maturities of lease liabilities were as follows:
TABLE 8.3

(in millions)	Operating Leases	Finance Leases	Total Leases
September 30, 2022
2022	$7	$—	$7
2023	25	1	26
2024	23	1	24
2025	16	1	17
2026	14	2	16
Later years	79	25	104
Total lease payments	164	30	194
Less: imputed interest	(19)	(7)	(26)
Present value of lease liabilities	$145	$23	$168

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

Unconsolidated VIEs

The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at September 30, 2022 and December 31, 2021.

TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2022
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	121	35	121
Other investments	29	5	29
Total	$151	$112	$150
December 31, 2021
Trust preferred securities (1)	$1	$67	$—
Affordable housing tax credit partnerships	121	34	121
Other investments	28	6	28
Total	$150	$107	$149
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

The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.2

(in millions)	September 30, 2022	December 31, 2021
LIHTC investments included in other assets	$86	$87
Unfunded LIHTC commitments	35	34
The following table summarizes the impact of these LIHTC investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 9.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$4	$3	$11	$10
Low-income housing tax credits	(3)	(4)	(11)	(11)
Other tax benefits related to tax credit investments	(1)	—	(2)	(2)
Total impact on provision for income taxes	$—	$(1)	$(2)	$(3)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit investments, and other equity method investments.

NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	September 30, 2022	December 31, 2021
Securities sold under repurchase agreements	$333	$376
Federal Home Loan Bank advances	930	1,030
Subordinated notes	132	130
Total short-term borrowings	$1,395	$1,536
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of September 30, 2022 or December 31, 2021. At September 30, 2022, $930.0 million, or 100.0%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $1.0 billion, or 100.0%, as of December 31, 2021.

Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	September 30, 2022	December 31, 2021
Senior notes	$647	$299
Subordinated notes	66	68
Junior subordinated debt	72	67
Other subordinated debt	274	248
Total long-term borrowings	$1,059	$682
We assumed $25 million of other subordinated debt and $5 million of junior subordinated debt from the Howard acquisition. Those additions are reflected in the balances above and in the tables below.
During the third quarter of 2022, we completed a debt offering in which we issued $350 million aggregate principal amount of 5.150% fixed-rate senior notes due in 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $347.4 million. These proceeds were used for general corporate purposes, which may include repayment of the $300 million in 2.200% Senior Notes due February 2023, investments at the holding company level, capital to support the growth of FNBPA and refinancing of outstanding indebtedness.
Our banking affiliate has available credit with the FHLB of $9.4 billion, of which $0.9 billion was utilized and included in short-term borrowings as of September 30, 2022. The short-term FHLB borrowings are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically during 2022. There were no long-term FHLB borrowings as of September 30, 2022 or December 31, 2021. Effective interest rates paid on the long-term FHLB borrowings held during 2021 ranged from 0.26% to 0.29% for the year ended December 31, 2021.
The following table provides information relating to our senior notes and other subordinated debt as of September 30, 2022. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (4)	Carrying Value	Stated Maturity Date	Interest Rate
2.200% Senior Notes due February 24, 2023	$300	$298	$300	2/24/2023	2.200%
5.150% Senior Notes due August 25, 2025	350	347	347	8/25/2025	5.150%
4.950% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	4.950%
4.875% Subordinated Notes due 2025	100	98	99	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (3)	38	46	30	8/12/2023	7.625%
6.00% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (3)	25	26	26	12/6/2028	6.00%
Total	$933	$933	$921
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

The following table provides information relating to the Trusts as of September 30, 2022:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	4.94%	LIBOR + 165 bps
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	4.61%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	5.13%	LIBOR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	4.77%	LIBOR + 148 bps
Total	$77	$3	$72
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	September 30, 2022			December 31, 2021
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,980	$—	$1	$2,080	$1	$—
Interest rate swaps – not designated	5,318	83	1	5,547	2	20
Total subject to master netting arrangements	7,298	83	2	7,627	3	20
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,318	1	418	5,547	172	24
Interest rate lock commitments – not designated	195	—	19	482	9	—
Forward delivery commitments – not designated	263	3	—	502	1	1
Credit risk contracts – not designated	442	—	—	368	—	—
Total not subject to master netting arrangements	6,218	4	437	6,899	182	25
Total	$13,516	$87	$439	$14,526	$185	$45
The change in the fair value of liabilities from December 31, 2021 is due to a significant increase in interest rates during 2022.
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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2022	2021		2022	2021
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(39)	$3	Interest income (expense)	$(8)	$(14)
			Other income	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Nine months ended September 30,
	2022		2021
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$760	$17	$671	$21
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(1)	(7)	1	(15)

As of September 30, 2022, the maximum length of time over which forecasted interest cash flows are hedged is 3.0 years. In the twelve months that follow September 30, 2022, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $17.6 million ($13.6 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2022.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the nine months ended September 30, 2022 and 2021, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $323.9 million as of September 30, 2022 have remaining terms ranging from five months to nineteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at September 30, 2022 and $0.2 million at December 31, 2021. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at September 30, 2022 and $0.1 million and $0.2 million, respectively at December 31, 2021.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Nine Months Ended September 30,
(in millions)	Consolidated Statements of Income Location	2022	2021
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	2	2
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.1 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
September 30, 2022
Derivative Assets
Interest rate contracts:
Not designated	$83	$—	$79	$4
Total	$83	$—	$79	$4

Derivative Liabilities
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	1	—	1	—
Total	$2	$—	$2	$—

December 31, 2021
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	2	—	2	—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$20	$—	$20	$—
Total	$20	$—	$20	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	September 30, 2022	December 31, 2021
Commitments to extend credit	$12,920	$11,228
Standby letters of credit	210	194
At September 30, 2022, funding of 71.6% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $19.4 million at September 30, 2022 and $19.2 million at December 31, 2021. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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

NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,266,821 and 1,113,314 restricted stock units during the nine months ended September 30, 2022 and 2021, respectively, including 297,508 and 325,284 performance-based restricted stock units during those same periods, respectively. As of September 30, 2022, we had available up to 9,877,023 shares of common stock to issue under this Plan, including 7,397,956 shares registered during the second quarter of 2022.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Nine Months Ended September 30,
	2022		2021
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,680,786	$9.71	4,322,115	$9.46
Granted	1,266,821	13.07	1,113,314	12.65
Acquired	60,300	9.41	—	—
Net adjustment due to performance	244,258	9.34	412,540	11.72
Vested	(1,683,372)	10.58	(1,309,476)	12.10
Forfeited/expired/canceled	(219,058)	10.95	(112,002)	10.94
Dividend reinvestment	137,976	11.91	134,600	12.26
Unvested units outstanding at end of period	4,487,711	10.31	4,561,091	9.74
The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Nine Months Ended September 30,
	2022	2021
Stock-based compensation expense	$15	$17
Tax benefit related to stock-based compensation expense	3	4
Fair value of units vested	21	16
As of September 30, 2022, there was $12.1 million of unrecognized compensation cost related to unvested restricted stock units, including $1.2 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of September 30, 2022 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,858,668	1,629,043	4,487,711
Unrecognized compensation expense	$11	$1	$12
Intrinsic value	$33	$19	$52
Weighted average remaining life (in years)	1.91	1.30	1.69

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of September 30, 2022, we had 167,948 stock options outstanding and exercisable at a weighted average exercise price per share of $9.03, compared to 170,529 stock options outstanding and exercisable at a weighted average exercise price per share of $8.75 as of September 30, 2021.
The intrinsic value of outstanding and exercisable stock options at September 30, 2022 was $0.4 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Current income taxes:
Federal taxes	$32	$22	$61	$62
State taxes	2	1	7	4
Total current income taxes	34	23	68	66
Deferred income taxes:
Federal taxes	—	4	8	7
State taxes	1	—	1	1
Total deferred income taxes	1	4	9	8
Total income taxes	$35	$27	$77	$74
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	20.7	19.7	20.5	19.5
The increase in the effective tax rate for the nine months ended September 30, 2022 compared to 2021 was primarily driven by higher state income taxes and increased FDIC insurance deduction disallowance.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $150.4 million and $43.4 million at September 30, 2022 and December 31, 2021, respectively. The increase is due to the acquisition of net deferred taxes from Howard, as well as increases in the deferred tax asset related to unrealized losses on debt securities.

NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2022
Balance at beginning of period	$8	$(22)	$(48)	$(62)
Other comprehensive (loss) income before reclassifications	(294)	(30)	2	(322)
Amounts reclassified from AOCI	—	6	—	6
Net current period other comprehensive (loss) income	(294)	(24)	2	(316)
Balance at end of period	$(286)	$(46)	$(46)	$(378)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2022	2021	2022	2021
Net income	$138	$111	$300	$306
Less: Preferred stock dividends	2	2	6	6
Net income available to common stockholders	$136	$109	$294	$300
Basic weighted average common shares outstanding	350,910,562	319,512,598	348,868,423	320,023,695
Net effect of dilutive stock options, warrants and restricted stock	3,743,917	3,348,329	3,917,702	3,611,960
Diluted weighted average common shares outstanding	354,654,479	322,860,927	352,786,125	323,635,655
Earnings per common share:
Basic	$0.39	$0.34	$0.84	$0.94
Diluted	$0.38	$0.34	$0.83	$0.93
There were no anti-dilutive shares for either the three months ended or nine months ended September 30, 2022 and 2021. In January 2022, we issued 34.1 million common shares as part of the Howard acquisition.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Nine Months Ended September 30,
(in millions)	2022	2021
Interest paid on deposits and other borrowings	$88	$82
Income taxes paid	56	53
Transfers of loans to other real estate owned	1	3
We did not have any restricted cash as of September 30, 2022 and 2021.
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

TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2022
Interest income	$342	$—	$—	$1	$343
Interest expense	41	—	—	5	46
Net interest income	301	—	—	(4)	297
Provision for credit losses	12	—	—	—	12
Non-interest income	62	16	7	(2)	83
Non-interest expense (1)	174	11	5	2	192
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	36	1	—	(2)	35
Net income (loss)	138	4	2	(6)	138
Total assets	42,458	37	33	62	42,590
Total intangibles	2,451	9	27	—	2,487
At or for the Three Months Ended September 30, 2021
Interest income	$255	$—	$—	$1	$256
Interest expense	20	—	—	4	24
Net interest income	235	—	—	(3)	232
Provision for credit losses	(2)	—	—	—	(2)
Non-interest income	68	15	6	(1)	88
Non-interest expense (1)	164	10	5	2	181
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	27	1	—	(1)	27
Net income (loss)	111	4	1	(5)	111
Total assets	39,238	43	34	46	39,361
Total intangibles	2,271	9	27	—	2,307
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2022
Interest income	$874	$—	$—	$3	$877
Interest expense	82	—	—	10	92
Net interest income	792	—	—	(7)	785
Provision for credit losses	35	—	—	1	36
Non-interest income	179	48	20	(4)	243
Non-interest expense (1)	554	32	14	5	605
Amortization of intangibles	9	—	1	—	10
Income tax expense (benefit)	78	3	1	(5)	77
Net income (loss)	295	13	4	(12)	300
Total assets	42,458	37	33	62	42,590
Total intangibles	2,451	9	27	—	2,487
At or for the Nine Months Ended September 30, 2021
Interest income	$759	$—	$—	$1	$760
Interest expense	67	—	—	10	77
Net interest income	692	—	—	(9)	683
Provision for credit losses	2	—	—	1	3
Non-interest income	191	45	19	(4)	251
Non-interest expense (1)	491	30	15	6	542
Amortization of intangibles	8	—	1	—	9
Income tax expense (benefit)	75	3	1	(5)	74
Net income (loss)	307	12	2	(15)	306
Total assets	39,238	43	34	46	39,361
Total intangibles	2,271	9	27	—	2,307
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$256	$—	$—	$256
U.S. government agencies	—	117	—	117
U.S. government-sponsored entities	—	261	—	261
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,280	—	1,280
Agency collateralized mortgage obligations	—	1,022	—	1,022
Commercial mortgage-backed securities	—	407	—	407
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	19	1	20
Total debt securities available for sale	256	3,135	1	3,392
Loans held for sale	—	117	—	117
Derivative financial instruments
Trading	—	84	—	84
Not for trading	—	3	—	3
Total derivative financial instruments	—	87	—	87
Total assets measured at fair value on a recurring basis	$256	$3,339	$1	$3,596
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$419	$—	$419
Not for trading	—	1	19	20
Total derivative financial instruments	—	420	19	439
Total liabilities measured at fair value on a recurring basis	$—	$420	$19	$439

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$204	$—	$—	$204
U.S. government agencies	—	155	—	155
U.S. government-sponsored entities	—	192	—	192
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,357	—	1,357
Agency collateralized mortgage obligations	—	1,186	—	1,186
Commercial mortgage-backed securities	—	297	—	297
States of the U.S. and political subdivisions (municipals)	—	33	—	33
Other debt securities	—	2	—	2
Total debt securities available for sale	204	3,222	—	3,426
Loans held for sale	—	269	—	269
Derivative financial instruments
Trading	—	174	—	174
Not for trading	—	2	9	11
Total derivative financial instruments	—	176	9	185
Total assets measured at fair value on a recurring basis	$204	$3,667	$9	$3,880
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$44	$—	$44
Not for trading	—	1	—	1
Total derivative financial instruments	—	45	—	45
Total liabilities measured at fair value on a recurring basis	$—	$45	$—	$45

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Other Debt Securities	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2022
Balance at beginning of period	$—	$9	$9
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Issuances	—	—	—
Settlements	(1)	(9)	(10)
Balance at end of period	$1	$—	$1
Year Ended December 31, 2021
Balance at beginning of period	$—	$24	$24
Purchases, issuances, sales and settlements:
Issuances	—	9	9
Settlements	—	(24)	(24)
Balance at end of period	$—	$9	$9
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2022 or 2021.
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
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2022
Collateral dependent loans	$—	$—	$17	$17
Other assets - MSRs	—	—	—	—
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	3	3
December 31, 2021
Collateral dependent loans	$—	$—	$20	$20
Other assets - MSRs	—	—	10	10
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	2	2

The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the nine months or twelve months ended September 30, 2022 and December 31, 2021, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2022 had a carrying amount of $16.6 million, which includes an allocated ACL of $5.8 million. The ACL includes a credit to the provision applicable to the current period fair value measurements of $2.5 million, which was a reduction to the provision for credit losses for the nine months ended September 30, 2022.
As of September 30, 2022, there was no MSRs measured at fair value on a non-recurring basis, and no related valuation allowance. There was a recovery of a prior valuation allowance of $2.5 million included in earnings for the nine months ended September 30, 2022. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $2.2 million, which included a valuation allowance of $1.4 million, as of September 30, 2022. There was no recovery of the valuation allowance included in earnings for the nine months ended September 30, 2022.
OREO measured at fair value on a non-recurring basis during 2022 had a carrying amount of $3.2 million, which included a valuation allowance of $0.5 million, as of September 30, 2022. The valuation allowance includes a loss of $0.5 million, which was included in earnings for the nine months ended September 30, 2022.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Financial Assets
Cash and cash equivalents	$2,276	$2,276	$2,276	$—	$—
Debt securities available for sale	3,392	3,392	256	3,135	1
Debt securities held to maturity	3,820	3,349	—	3,349	—
Net loans and leases, including loans held for sale	28,544	26,768	—	117	26,651
Loan servicing rights	54	72	—	—	72
Derivative assets	87	87	—	87	—
Accrued interest receivable	101	101	101	—	—
Financial Liabilities
Deposits	33,893	33,804	30,994	2,810	—
Short-term borrowings	1,395	1,386	1,386	—	—
Long-term borrowings	1,059	1,034	—	—	1,034
Derivative liabilities	439	439	—	420	19
Accrued interest payable	14	14	14	—	—
December 31, 2021
Financial Assets
Cash and cash equivalents	$3,493	$3,493	$3,493	$—	$—
Debt securities available for sale	3,426	3,426	204	3,222	—
Debt securities held to maturity	3,463	3,506	—	3,506	—
Net loans and leases, including loans held for sale	24,919	24,518	—	269	24,249
Loan servicing rights	47	49	—	—	49
Derivative assets	185	185	—	176	9
Accrued interest receivable	76	76	76	—	—
Financial Liabilities
Deposits	31,726	31,725	28,867	2,858	—
Short-term borrowings	1,536	1,536	1,536	—	—
Long-term borrowings	682	704	—	—	704
Derivative liabilities	45	45	—	45	—
Accrued interest payable	10	10	10	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and nine-month periods ended September 30, 2022 and 2021. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022. Our results of operations for the nine months ended September 30, 2022 are not necessarily indicative of results expected for the full year.

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
•Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain talent. These developments could include:
◦Policies and priorities of the current U.S. presidential administration, including legislative and regulatory reforms, different approaches to supervisory or enforcement priorities, changes affecting oversight of the financial services industry, regulatory obligations or restrictions, consumer protection, taxes, employee benefits, compensation practices, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
◦Changes to regulations or accounting standards governing bank capital requirements, loan loss reserves and liquidity standards.
◦Changes in monetary and fiscal policies, including interest rate policies and strategies of the FOMC.

◦Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or other inquiries. These matters may result in monetary judgments or settlements, enforcement actions or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to FNB.
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
•Completion of the transaction is dependent on the satisfaction of customary closing conditions which cannot be assured, and the timing and completion of the transaction is dependent on various factors that cannot be predicted with precision at this point;
•The occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
•Although bank regulatory approvals and such approvals for the transaction have been obtained, completion of the transaction remains subject to bank regulatory oversight, which may cause additional significant expense or delay the consummation of the merger transaction;
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

FINANCIAL SUMMARY
Net income available to common stockholders for the third quarter of 2022 was $135.5 million or $0.38 per diluted common share, compared to net income available to common stockholders for the third quarter of 2021 of $109.5 million or $0.34 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.39 for the third quarter of 2022, excluding $2.1 million (pre-tax) in merger-related significant items, while the third quarter of 2021 was $0.34, excluding $0.9 million of significant items (pre-tax).
During the third quarter, we produced strong financial results that set multiple records, including total revenue of $380 million, operating earnings per share (non-GAAP) of $0.39 and an efficiency ratio (non-GAAP) of 49% as well as a strong return on average tangible common equity (ROATCE) (non-GAAP) of 19%. Ending loans and deposits grew an annualized 10% and 5%, respectively, compared to the prior quarter, and we maintained a strong deposit mix with 35% in non-interest-bearing deposits. Our asset quality continues to perform favorably with a low delinquency rate and 0.04% of net charge-offs. We continue to stay focused on changes to the economic environment and will actively monitor emerging risks to manage through potentially challenging macroeconomic conditions.
Income Statement Highlights (Third quarter of 2022 compared to third quarter of 2021, except as noted)
•Record total revenue of $379.6 million increased $58.3 million, or 18.2%.
•Net interest income increased $64.7 million, or 27.8%, to $297.1 million primarily due to the benefit of growth in earning assets, as well as the rising interest rate environment.
•On a linked-quarter basis net interest income of $297.1 million increased $43.4 million, or 17.1%, from the prior quarter total of $253.7 million, primarily due to growth in average earning assets and benefits from the higher interest rate environment.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) increased 43 basis points to 3.19% as the earning asset yield increased 62 basis points and the cost of funds increased 20 basis points. During the third quarter of 2022, the FOMC raised the target federal funds rate by a total of 150 basis points, bringing the year-to-date increases to 300 basis points.
•The annualized net charge-offs to total average loans ratio was 0.04%, compared to 0.03%, with favorable asset quality performance across the loan portfolio.
~~•~~The effective tax rate was 20.7%, compared to 19.7%, with the increase due to higher pre-tax income and state income taxes.
•The efficiency ratio (non-GAAP) was a record 49.4%, a 600 basis point improvement from September 30, 2021, reflecting record revenue and continued disciplined management of expenses.

Balance Sheet Highlights (period-end balances, September 30, 2022 compared to December 31, 2021, unless otherwise indicated)
•Period-end total loans and leases, increased $4.1 billion, or 16.4%, as compared to September 30, 2021, which includes Howard acquired loans of $1.8 billion as of the January 22, 2022 acquisition date. Consumer loans increased $2.3 billion, or 27.5%, and commercial loans and leases increased $1.8 billion, or 10.8%, which were partially offset by the decline in PPP loans. PPP loans totaled $43.7 million at September 30, 2022, compared to $694.3 million at September 30, 2021.
~~•~~On a linked-quarter basis, period-end loans and leases increased $735.7 million, or 10.4% annualized, including an increase of $546.8 million in consumer loans and $188.9 million in commercial loans and leases. Average loans and leases increased $1.2 billion, or 17.3% annualized, linked-quarter with growth of $722.9 million in consumer loans and $463.1 million in commercial loans and leases.
•Total average deposits grew $2.8 billion, or 9.0%, from the same prior-year period, led by increases in average non-interest-bearing deposits of $1.4 billion, or 13.9%, and average interest-bearing demand deposits of $1.0 billion, or 7.3%, partially offset by a decrease in average time deposits of $144.8 million, or 4.7%. Average deposit growth reflected organic growth in new and existing customer relationships and includes Howard acquired deposits of $1.8 billion as of the January 22, 2022 acquisition date. On a linked-quarter basis, period-end deposits increased $413.0 million, or 4.9%, annualized.
•The ratio of loans to deposits was 84.9%, compared to 78.7%, as loan growth outpaced deposit growth. Additionally, the funding mix continued to improve with non-interest-bearing deposits growing to 35% of total deposits, compared to 34%.
•Total assets were $42.6 billion, compared to $39.5 billion, an increase of $3.1 billion, or 7.8%, primarily due to organic growth in loans and the Howard acquisition.
•The ratio of the ACL to total loans and leases was 1.34%, compared to 1.38%, directionally consistent with improved credit metrics. The ACL on loans and leases totaled $385 million at September 30, 2022, compared to $344 million with the increase driven by significant loan growth, CECL-related model impacts from a forecasted macroeconomic slowdown and lower prepayment speed assumptions and the initial ACL related to the Howard acquisition.
•Tangible book value per common share (non-GAAP) of $8.02, decreased $0.08, or 1.0%, compared to June 30, 2022. AOCI reduced the tangible book value per common share by $1.08 as of September 30, 2022, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $0.72 reduction as of June 30, 2022, offset by higher pre-tax income.
•The CET1 regulatory capital ratio was 9.7%, consistent with 9.7% at June 30, 2022, benefitting from the strong retained earnings growth in the quarter.

TABLE 1

	Three Months Ended September 30,
Quarterly Results Summary	2022	2021
Reported results
Net income available to common stockholders (millions)	$135.5	$109.5
Net income per diluted common share	0.38	0.34
Book value per common share (period-end)	15.11	15.65
Common equity tier 1 capital ratio	9.7%	9.9%
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$137.2	$110.2
Operating net income per diluted common share	0.39	0.34
Average diluted common shares outstanding (thousands)	354,654	322,861
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(2.1)	$(0.9)
After-tax impact of merger-related expenses	(1.7)	(0.7)
Total significant items pre-tax	$(2.1)	$(0.9)
Total significant items after-tax	$(1.7)	$(0.7)
Capital measures (non-GAAP)
Tangible common equity to tangible assets (period-end)	7.02%	7.24%
Tangible book value per common share (period-end)	$8.02	$8.42

	Nine Months Ended September 30,
Year-to-Date Results Summary	2022	2021
Reported results
Net income available to common stockholders (millions)	$293.6	$300.1
Net income per diluted common share	0.83	0.93
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	337.9	302.9
Operating net income per diluted common share	0.96	0.94
Average diluted common shares outstanding (thousands)	352,786	323,636
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(32.8)	$(0.9)
After-tax impact of merger-related expenses	(25.9)	(0.7)
Pre-tax provision expense related to acquisition	(19.1)	—
After-tax impact of provision expense related to acquisition	(15.1)	—
Pre-tax branch consolidation costs	(4.2)	(2.6)
After-tax impact of branch consolidation costs	(3.3)	(2.1)
Total significant items pre-tax	$(56.1)	$(3.5)
Total significant items after-tax	$(44.3)	$(2.8)
(1) Favorable (unfavorable) impact on earnings

Industry Developments
INFLATION REDUCTION ACT
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA introduces a 15% corporate alternative minimum tax (AMT) based primarily on consolidated adjusted GAAP net income with a minimum threshold of $1 billion. The corporate AMT provisions are effective for taxable years beginning after December 31, 2022. The details of the computation will be subject to regulations to be issued by the Department of the Treasury. Our current net income levels are well below the $1 billion threshold, but we will monitor regulatory developments and will continue to evaluate the impact, if any, of the corporate AMT.
The IRA imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year, including stock issued to employees.
LIBOR and SOFR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. dollar LIBOR, the FCA announced that certain LIBOR tenors will continue to be published through June 30, 2023. Bank regulators, in a joint statement urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York has created a working group called the Alternative Reference Rate Committee (ARRC) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of SOFR as a replacement index for LIBOR.
On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act establishes a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate. The LIBOR Act also directs the FRB to issue regulations to implement the legislation addressed by this Act. We are currently evaluating the impact that the LIBOR Act will have on us.
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
Beginning in September 2020, adjustable rate mortgage loans have been originated with SOFR as the underlying index. Their balance as of September 30, 2022 was $869.2 million, an increase of $530.7 million compared to December 31, 2021. We started originating commercial loans utilizing SOFR and other indices in the fourth quarter of 2021. As of September 30, 2022, the balance of commercial loans indexed to SOFR was $3.3 billion, including certain LIBOR loans that transitioned to SOFR during this timeframe.
Our transition team continues to work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR. As of September 30, 2022, $8.3 billion of our loan portfolio consisted of loans whose variable rate index is LIBOR, a decline of $2.3 billion as compared to December, 31, 2021. In addition, $646.1 million of LIBOR-based loans will mature prior to the June 30, 2023 conversion date.
Lastly, as of September 30, 2022, we have $76.5 million in TPS and $145.0 million in fixed-to-floating rate other subordinated debt that uses LIBOR as its base index. We are in the process of reviewing the legal contracts to address the LIBOR transition for these debt instruments by the June 30, 2023 conversion date.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021
Net income available to common stockholders for the three months ended September 30, 2022 was $135.5 million or $0.38 per diluted common share, compared to $109.5 million or $0.34 per diluted common share for the three months ended September 30, 2021. The results for the third quarter of 2022 reflect record revenue of $379.6 million, an increase of $58.3 million, or 18.2%. Additionally, the provision for credit losses was $11.2 million compared to a provision benefit of $1.8 million primarily due to significant loan growth and CECL-related model impacts from a forecasted macroeconomic slowdown and lower prepayment speed assumptions which result in a longer expected loan life in the third quarter of 2022. Non-interest income declined $6.4 million, or 7.2%, from record levels in the third quarter of 2021 driven by decreases in mortgage banking operations, capital markets and SBA premium income, partially offset by increases in service charges income and dividends on non-marketable equity securities. Non-interest expense for the third quarter of 2022 increased $10.8 million primarily due to occupancy and equipment and outside services.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended September 30,		$	%
(in thousands, except per share data)	2022	2021	Change	Change
Net interest income	$297,125	$232,406	$64,719	27.8%
Provision for credit losses	11,188	(1,806)	12,994	719.5
Non-interest income	82,464	88,854	(6,390)	(7.2)
Non-interest expense	195,057	184,226	10,831	5.9
Income taxes	35,846	27,327	8,519	31.2
Net income	137,498	111,513	25,985	23.3
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$135,488	$109,503	$25,985	23.7%
Earnings per common share – Basic	$0.39	$0.34	$0.05	14.7%
Earnings per common share – Diluted	0.38	0.34	0.04	11.8
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended September 30,
	2022	2021
Return on average equity	9.91%	8.74%
Return on average tangible common equity (2)	18.84	16.77
Return on average assets	1.30	1.14
Return on average tangible assets (2)	1.41	1.24
Book value per common share (1)	$15.11	$15.65
Tangible book value per common share (1) (2)	8.02	8.42
Equity to assets (1)	12.69%	12.95%
Average equity to average assets	13.10	13.08
Common equity to assets (1)	12.44	12.68
Tangible equity to tangible assets (1) (2)	7.28	7.53
Tangible common equity to tangible assets (1) (2)	7.02	7.24
Common equity tier 1 capital ratio (1)	9.7	9.9
Dividend payout ratio	31.43	35.43
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,570,094	$8,197	2.07%	$3,186,841	$1,228	0.15%
Taxable investment securities (1)	6,245,951	30,662	1.96	5,109,559	20,746	1.62
Tax-exempt investment securities (1)(2)	999,718	8,523	3.41	1,078,906	9,230	3.42
Loans held for sale	158,356	1,778	4.48	257,909	2,381	3.69
Loans and leases (2)(3)	28,431,137	296,470	4.14	24,729,254	224,675	3.61
Total interest-earning assets (2)	37,405,256	345,630	3.67	34,362,469	258,260	2.99
Cash and due from banks	435,258			389,659
Allowance for credit losses	(381,120)			(362,592)
Premises and equipment	411,306			343,070
Other assets	4,169,232			3,985,793
Total assets	$42,039,932			$38,718,399
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,905,755	24,044	0.64	$13,888,928	4,487	0.13
Savings	3,986,090	2,366	0.24	3,509,325	164	0.02
Certificates and other time	2,966,630	4,725	0.63	3,111,424	5,999	0.76
Total interest-bearing deposits	21,858,475	31,135	0.57	20,509,677	10,650	0.21
Short-term borrowings	1,389,747	6,135	1.75	1,549,353	6,539	1.67
Long-term borrowings	851,432	8,319	3.88	886,637	6,045	2.70
Total interest-bearing liabilities	24,099,654	45,589	0.75	22,945,667	23,234	0.40
Non-interest-bearing demand	11,779,069			10,338,713
Total deposits and borrowings	35,878,723		0.50	33,284,380		0.28
Other liabilities	654,260			370,587
Total liabilities	36,532,983			33,654,967
Stockholders’ equity	5,506,949			5,063,432
Total liabilities and stockholders’ equity	$42,039,932			$38,718,399
Net interest-earning assets	$13,305,602			$11,416,802
Net interest income (FTE) (2)		300,041			235,026
Tax-equivalent adjustment		(2,916)			(2,620)
Net interest income		$297,125			$232,406
Net interest spread			2.92%			2.59%
Net interest margin (2)			3.19%			2.72%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $65.0 million, or 27.7%, to $300.0 million for the third quarter of 2022. Average earning assets of $37.4 billion increased $3.0 billion, or 8.9%, from 2021. In addition to the growth in average earning assets, net interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, which was partially offset by the higher cost of interest-bearing deposit accounts. Additionally, PPP net interest income declined $26.3 million, equivalent to 0.23% of net interest margin, from the year-ago quarter as the PPP portfolio winds down. Average interest-bearing liabilities of $24.1 billion increased $1.2 billion, or 5.0%, from 2021, driven by an increase of $1.3 billion in average interest-bearing deposits which included organic growth in new and existing customer relationships, and inflows from the Howard acquisition, partially offset by a decrease in average borrowings of $194.8 million. Our net interest margin FTE (non-GAAP) increased 47 basis points to 3.19%, as the yield on earning assets increased 68 basis points. The total cost of funds increased 22 basis points to 0.50% with a 36 basis-point increase in interest-bearing deposit costs, as well as an increase of 118 basis points in long-term debt cost partially due to the August 2022 offering of $350 million aggregate principal amount of 5.150% fixed rate senior notes due in 2025.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(623)	$7,592	$6,969
Securities (2)	4,544	4,665	9,209
Loans held for sale	(852)	249	(603)
Loans and leases (2)	32,983	38,812	71,795
Total interest income (2)	36,052	51,318	87,370
Interest Expense (1)
Deposits:
Interest-bearing demand	233	19,324	19,557
Savings	17	2,185	2,202
Certificates and other time	(182)	(1,092)	(1,274)
Short-term borrowings	(542)	138	(404)
Long-term borrowings	(243)	2,517	2,274
Total interest expense	(717)	23,072	22,355
Net change (2)	$36,769	$28,246	$65,015
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
Interest income on an FTE basis (non-GAAP) of $345.6 million for the third quarter of 2022, increased $87.4 million, or 33.8%, from the same quarter of 2021, primarily due to the impact of the 2022 interest rate increases by the FOMC and an increase in average earning assets of $3.0 billion. The increase in earning assets was primarily driven by a $3.7 billion, or 15.0%, increase in average loans and leases and an increase in average securities of $1.1 billion. These increases were partially funded by excess cash which decreased $1.6 billion. Commercial loan growth was led by the Cleveland, Pittsburgh and North Carolina markets. Average consumer loans increased $2.1 billion, or 25.9%, with a $1.2 billion increase in residential mortgages and a $601.4 million increase in direct installment loans driven by a combination of strong organic loan origination activity and the Howard acquisition. Average PPP loans declined $1.1 billion, or 94.3%, from the year-ago quarter as the portfolio winds down. Additionally, the net increase in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding securities, as average securities increased 17.1%. The yield on average earning assets (non-

GAAP) increased 68 basis points to 3.67% for the third quarter of 2022, primarily reflecting the higher yields on variable-rate loans and investment securities.
Interest expense of $45.6 million for the third quarter of 2022 increased $22.4 million, or 96.2%, from the same quarter of 2021, due to an increase in rates paid on average interest-bearing liabilities and growth in average interest-bearing deposits. Average non-interest-bearing deposits increased $1.4 billion, or 13.9%, and average interest-bearing deposits increased $1.3 billion, or 6.6%. The growth in average deposits reflected organic growth in new and existing customer relationships and inflows from the Howard acquisition. Average short-term borrowings decreased $159.6 million, or 10.3%, primarily reflecting decreases of $100.0 million and $65.6 million in short-term FHLB advances and repurchase agreements, respectively. Average long-term borrowings decreased $35.2 million, or 4.0%, primarily reflecting a decrease of $200.0 million in long-term FHLB advances, partially offset by an increase of $140.5 million in senior debt resulting from the issuance of $350 million in 5.150% fixed rate senior notes during the third quarter of 2022 and an increase of $25.3 million in subordinated debt resulting from the Howard acquisition. The rate paid on interest-bearing liabilities increased 35 basis points from 0.40% to 0.75% for the third quarter of 2022, primarily due to the FOMC interest rate actions and partially offset by management's actions taken to reduce the cost of interest-bearing liabilities.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb probable life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Provision for credit losses (on loans and leases)	$10,069	$(5,668)	$15,737	277.6%
Provision for unfunded loan commitments	1,125	3,847	(2,722)	(70.8)
Provision for credit losses	$11,194	$(1,821)	$13,015	714.7%
Net loan charge-offs	2,812	1,591	1,221	76.7
Net loan charge-offs (annualized) / total average loans and leases	0.04%	0.03%

Provision for credit losses was $11.2 million during the third quarter of 2022, an increase of $13.0 million, from the same period of 2021. The third quarter of 2022 is comprised of a $10.1 million provision for loans and leases outstanding and a $1.1 million provision for unfunded loan commitments. The net increase reflects significant loan growth and CECL-related model impacts from a forecasted macroeconomic slowdown and lower prepayment speed assumptions which result in a longer expected loan life in the third quarter of 2022. The third quarter of 2022 also reflected net charge-offs of $2.8 million, or 0.04% annualized of total average loans, compared to net charge-offs of $1.6 million, or 0.03% annualized, in the third quarter of 2021. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2022 and 2021 is presented in the following table:
TABLE 7

	Three Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Service charges	$35,954	$31,716	$4,238	13.4%
Trust services	9,600	9,471	129	1.4
Insurance commissions and fees	5,790	6,776	(986)	(14.6)
Securities commissions and fees	5,747	5,465	282	5.2
Capital markets income	9,605	12,541	(2,936)	(23.4)
Mortgage banking operations	5,148	8,245	(3,097)	(37.6)
Dividends on non-marketable equity securities	3,258	1,857	1,401	75.4
Bank owned life insurance	2,645	3,279	(634)	(19.3)
Net securities gains	—	65	(65)	(100.0)
Other	4,717	9,439	(4,722)	(50.0)
Total non-interest income	$82,464	$88,854	$(6,390)	(7.2)%
Total non-interest income decreased $6.4 million, or 7.2%, to $82.5 million for the third quarter of 2022, compared to a record $88.9 million for the third quarter of 2021. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges of $36.0 million for the third quarter of 2022 increased $4.2 million, or 13.4%, from the same period of 2021, driven by interchange fees, increases in treasury management services and higher customer activity.
Capital markets income of $9.6 million for the third quarter of 2022 decreased $2.9 million, or 23.4%, from the same period of 2021, as the decline in swap fees from elevated levels in the year-ago quarter was partially offset by increased contributions from international banking and syndications.
Mortgage banking operations income of $5.1 million for the third quarter of 2022 decreased $3.1 million, or 37.6%, from the same period of 2021, as secondary market revenue and mortgage held-for-sale pipelines declined from higher levels given the sharp increase in interest rates in 2022. During the third quarter of 2022, we sold $214.2 million of residential mortgage loans, compared to $395.6 million for the same period of 2021, a decrease of 45.8%.
Dividends on non-marketable equity securities of $3.3 million for the third quarter of 2022 increased $1.4 million, or 75.4%, from the same period of 2021, reflecting an increase in the FRB dividend rate given the higher interest-rate environment.
Other non-interest income was $4.7 million and $9.4 million for the third quarters of 2022 and 2021, respectively, as SBA premium income declined $1.9 million from elevated levels and the year-ago quarter included a $2.2 million recovery on a previously written-off asset.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2022 and 2021 is presented in the following table:
TABLE 8

	Three Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$106,620	$104,899	$1,721	1.6%
Net occupancy	15,597	12,913	2,684	20.8
Equipment	19,242	17,664	1,578	8.9
Amortization of intangibles	3,547	3,022	525	17.4
Outside services	19,008	17,839	1,169	6.6
Marketing	3,196	3,760	(564)	(15.0)
FDIC insurance	5,221	4,380	841	19.2
Bank shares and franchise taxes	3,991	3,584	407	11.4
Merger-related	2,105	940	1,165	123.9
Other	16,530	15,225	1,305	8.6
Total non-interest expense	$195,057	$184,226	$10,831	5.9%
Total non-interest expense of $195.1 million for the third quarter of 2022 increased $10.8 million, or 5.9%, from the same period of 2021. Non-interest expense increased $9.7 million, or 5.3%, when excluding significant items of $2.1 million and $0.9 million in merger-related expenses in the third quarters of 2022 and 2021, respectively. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $106.6 million for the third quarter of 2022 increased $1.7 million, or 1.6%, from the same period of 2021, due primarily to normal annual merit increases and the acquired Howard expense base.
Net occupancy and equipment of $34.8 million for the third quarter of 2022 increased $4.3 million, or 13.9%, from the same period of 2021, primarily from technology-related investments and the acquired Howard expense base.
Outside services of $19.0 million for the third quarter of 2022 increased $1.2 million, or 6.6%, with higher volume-related technology and third-party costs, as well as the acquired Howard expense base.
FDIC insurance of $5.2 million for the third quarter of 2022 increased $0.8 million, or 19.2%, from the same period of 2021, primarily due to loan growth and balance sheet mix shift.
We recorded $2.1 million in merger-related costs in the third quarter of 2022 relating to the the pending UB Bancorp merger and the Howard acquisition, compared to $0.9 million in the third quarter of 2021 related to the Howard acquisition.
Other non-interest expense was $16.5 million and $15.2 million for the third quarters of 2022 and 2021, respectively, as business development expense and other operational costs increased compared to the year-ago period.

The following table presents non-interest expense excluding significant items for the three months ended September 30, 2022 and 2021:
TABLE 9

	Three Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Total non-interest expense, as reported	$195,057	$184,226	$10,831	5.9%
Significant items:
Merger-related	(2,105)	(940)	(1,165)
Total non-interest expense, excluding significant items (1)	$192,952	$183,286	$9,666	5.3%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended September 30,
(dollars in thousands)	2022	2021
Income tax expense	$35,846	$27,327
Effective tax rate	20.7%	19.7%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rate of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense and the effective tax rate increased due to higher pre-tax income and state income taxes compared to the year-ago quarter.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021
Net income available to common stockholders for the first nine months of 2022 was $293.6 million or $0.83 per diluted common share, compared to $300.1 million or $0.93 per diluted common share for the first nine months of 2021. On an operating basis (non-GAAP), net income available to common stockholders for the first nine months of 2022 was $337.9 million, or $0.96, compared to $302.9 million or $0.94 per diluted common share for the first nine months of 2021. The provision for credit losses for the first nine months of 2022 totaled $35.6 million, including $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition, compared to $3.0 million in the first nine months of 2021. Non-interest income totaled $242.9 million, a decrease of $8.5 million, or 3.4%, reflecting reduced contributions from mortgage banking due to the sharp increase in interest rates in 2022 and lower capital markets income from record levels in 2021, partially offset by increased contributions from wealth management and dividends on non-marketable equity securities, as well as higher service charges reflecting increased customer activity. Non-interest expense of $615.3 million, increased $63.7 million, or 11.5%, as the first nine months of 2022 included merger-related costs of $32.8 million and branch consolidation costs of $4.2 million. The first nine months of 2021 included merger-related costs of $0.9 million and branch consolidation costs of $2.6 million.

Financial highlights are summarized below:
TABLE 11

	Nine Months Ended September 30,		$	%
(in thousands, except per share data)	2022	2021	Change	Change
Net interest income	$784,891	$683,200	$101,691	14.9%
Provision for credit losses	35,569	2,979	32,590	1,094.0
Non-interest income	242,940	251,431	(8,491)	(3.4)
Non-interest expense	615,257	551,588	63,669	11.5
Income taxes	77,367	73,929	3,438	4.7
Net income	299,638	306,135	(6,497)	(2.1)
Less: Preferred stock dividends	6,030	6,030	—	—
Net income available to common stockholders	$293,608	$300,105	$(6,497)	(2.2)%
Earnings per common share – Basic	$0.84	$0.94	$(0.10)	(10.6)%
Earnings per common share – Diluted	0.83	0.93	(0.10)	(10.8)
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Nine Months Ended September 30,
	2022	2021
Return on average equity	7.33%	8.17%
Return on average tangible common equity (2)	13.99	15.87
Return on average assets	0.96	1.07
Return on average tangible assets (2)	1.05	1.16
Book value per common share (1)	$15.11	$15.65
Tangible book value per common share (1) (2)	8.02	8.42
Equity to assets (1)	12.69%	12.95%
Average equity to average assets	13.11	13.07
Common equity to assets (1)	12.44	12.68
Tangible equity to tangible assets (1) (2)	7.28	7.53
Tangible common equity to tangible assets (1) (2)	7.02	7.24
Common equity tier 1 capital ratio (1)	9.7	9.9
Dividend payout ratio	43.55	38.88
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,465,800	$14,737	0.80%	$2,399,683	$2,310	0.13%
Taxable investment securities (1)	6,083,200	81,359	1.78	5,033,410	63,958	1.69
Tax-exempt investment securities (1)(2)	1,008,438	25,779	3.41	1,100,120	28,337	3.43
Loans held for sale	208,718	6,234	3.99	206,589	5,739	3.70
Loans and leases (2) (3)	27,313,051	757,133	3.70	25,190,510	667,835	3.54
Total interest-earning assets (2)	37,079,207	885,242	3.19	33,930,312	768,179	3.02
Cash and due from banks	427,118			376,276
Allowance for credit losses	(372,163)			(366,849)
Premises and equipment	396,804			337,262
Other assets	4,155,280			4,017,431
Total assets	$41,686,246			$38,294,432
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,946,096	37,915	0.34	$13,683,402	14,927	0.15
Savings	3,940,100	3,106	0.11	3,394,718	510	0.02
Certificates and other time	2,961,870	12,889	0.58	3,294,084	22,623	0.92
Total interest-bearing deposits	21,848,066	53,910	0.33	20,372,204	38,060	0.25
Short-term borrowings	1,440,034	17,697	1.64	1,688,999	20,255	1.60
Long-term borrowings	758,373	20,574	3.63	977,269	18,443	2.52
Total interest-bearing liabilities	24,046,473	92,181	0.51	23,038,472	76,758	0.45
Non-interest-bearing demand	11,600,639			9,874,148
Total deposits and borrowings	35,647,112		0.35	32,912,620		0.31
Other liabilities	574,336			374,898
Total liabilities	36,221,448			33,287,518
Stockholders’ equity	5,464,798			5,006,914
Total liabilities and stockholders’ equity	$41,686,246			$38,294,432
Net interest-earning assets	$13,032,734			$10,891,840
Net interest income (FTE) (2)		793,061			691,421
Tax-equivalent adjustment		(8,170)			(8,221)
Net interest income		$784,891			$683,200
Net interest spread			2.68%			2.57%
Net interest margin (2)			2.86%			2.72%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $793.1 million, increasing $101.6 million, or 14.7%, as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet. There was growth in earning assets of $3.1 billion, or 9.3%, primarily driven by strong loan growth. The net interest margin (FTE) (non-GAAP) increased 14 basis points to 2.86%, primarily reflecting higher yields on variable-rate loans, investment securities and excess cash balances, partially offset by a 0.13% reduction related to PPP.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$65	$12,362	$12,427
Securities (2)	10,772	4,071	14,843
Loans held for sale	339	156	495
Loans and leases (2)	44,665	44,633	89,298
Total interest income (2)	55,841	61,222	117,063
Interest Expense (1)
Deposits:
Interest-bearing demand	981	22,007	22,988
Savings	58	2,538	2,596
Certificates and other time	(1,553)	(8,181)	(9,734)
Short-term borrowings	(3,167)	609	(2,558)
Long-term borrowings	(4,127)	6,258	2,131
Total interest expense	(7,808)	23,231	15,423
Net change (2)	$63,649	$37,991	$101,640
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
Interest income on an FTE basis (non-GAAP) of $885.2 million for the first nine months of 2022, increased $117.1 million, or 15.2%, from the same period of 2021, resulting from the 2022 interest rate increases by the FOMC and an increase in earning assets of $3.1 billion. The increase in earning assets was primarily driven by a $2.1 billion, or 8.4%, increase in average loans and an increase in average securities of $958.1 million. Growth in total average commercial loans included $842.4 million, or 8.6%, in commercial real estate, partially offset by a decline of $431.0 million, or 6.3%, in commercial and industrial loans, due to average PPP loans declining $1.7 billion as the portfolio winds down. Commercial origination activity was led by the Cleveland, Pittsburgh and North Carolina markets, as well as acquired Howard loans. Average consumer loans increased $1.6 billion, or 20.5%, with an increase in residential mortgage loans of $958.4 million, or 27.9%, direct home equity installment loans of $552.2 million, or 26.4%, and indirect installment loans of $110.4 million, or 9.1%, driven by a combination of the Howard acquisition and organic loan origination activity. Additionally, the net increase in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding securities, as average securities increased 15.6%. For the first nine months of 2022, the yield on average earning assets (non-GAAP) increased 17 basis points to 3.19%, compared to the first nine months of 2021, reflecting the higher yields on variable-rate loans, investment securities and excess cash balances, partially offset by significant reductions in PPP contributions.
Interest expense of $92.2 million for the first nine months of 2022 increased $15.4 million, or 20.1%, from the same period of 2021, primarily due to the higher interest rate environment and an increase in average interest-bearing deposits. The growth in average deposits reflected inflows from the Howard acquisition and solid organic growth in new and existing customer relationships. Average interest-bearing deposits increased $1.5 billion, or 7.2%, which reflects the benefit of solid organic growth in customer relationships and the addition of Howard. Average time deposits declined $332.2 million, or 10.1%, as customer preferences shifted away from higher rate certificates of deposit to lower yielding, more liquid products, however, customers' preferences are beginning to shift back to certificates of deposits as interest rates increase. Average long-term borrowings decreased $218.9 million, or 22.4%, primarily due to a decrease of $285.7 million in long-term FHLB borrowings, partially offset by increases of $47.8 million in senior debt resulting from the issuance of $350 million in 5.150% fixed rate senior notes during August 2022 and $23.4 million in subordinated debt resulting from $25.0 million acquired in the Howard acquisition. The rate paid on interest-bearing liabilities increased 6 basis points to 0.51% for the first nine months of 2022, compared to the first nine months of 2021. Similarly, the cost of interest-bearing deposits increased 8 basis points from 0.25% to 0.33%. These increases were primarily a result of the interest rate actions taken by the FOMC, combined with the issuance of senior debt in August 2022.

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Provision for credit losses (on loans and leases)	$35,294	$(1,309)	$36,603	2,796.3%
Provision for unfunded loan commitments	206	4,275	(4,069)	(95.2)
Provision for credit losses	$35,500	$2,966	$32,534	1,096.9%
Net loan charge-offs	4,319	12,548	(8,229)	(65.6)
Net loan charge-offs (annualized) / total average loans and leases	0.02%	0.07%
Provision for credit losses was $35.5 million for the nine months ended September 30, 2022, an increase of $32.5 million, from the same period of 2021. The year-to-date amount for 2022 is comprised of a $35.3 million provision for loans and leases outstanding and a $0.2 million provision for unfunded loan commitments. The increase reflects $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition and significant growth in loans outstanding, partially offset by favorable asset quality performance across all loan portfolio credit metrics in 2022. Net loan charge-offs were $4.3 million during the nine months ended September 30, 2022, compared to $12.5 million during the nine months ended September 30, 2021, with both periods well below historical levels.

Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2022 and 2021 is presented in the following table:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Service charges	$102,162	$89,273	$12,889	14.4%
Trust services	29,662	27,836	1,826	6.6
Insurance commissions and fees	19,747	20,188	(441)	(2.2)
Securities commissions and fees	17,490	16,830	660	3.9
Capital markets income	25,279	27,265	(1,986)	(7.3)
Mortgage banking operations	17,935	31,400	(13,465)	(42.9)
Dividends on non-marketable equity securities	8,178	6,516	1,662	25.5
Bank owned life insurance	9,330	10,993	(1,663)	(15.1)
Net securities gains	48	193	(145)	(75.1)
Other	13,109	20,937	(7,828)	(37.4)
Total non-interest income	$242,940	$251,431	$(8,491)	(3.4)%
Total non-interest income decreased $8.5 million, or 3.4%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges of $102.2 million for the first nine months of 2022 increased $12.9 million, or 14.4%, from the same period of 2021, driven by interchange fees, increases in treasury management services and higher customer activity.
Trust services of $29.7 million for the first nine months of 2022 increased $1.8 million, or 6.6%, from the same period of 2021, primarily driven by contributions across the geographic footprint, partially offset by the market value of assets under management decreasing $604.4 million, or 7.7%, to $7.2 billion at September 30, 2022.
Capital markets income of $25.3 million for the first nine months of 2022 decreased $2.0 million, or 7.3%, from the same period of 2021, as swap activity decreased from elevated levels and was partially offset by increases in international banking, syndications and debt capital markets.
Mortgage banking operations income of $17.9 million for the first nine months of 2022 decreased $13.5 million, or 42.9%, from the same period of 2021 as secondary market revenue and mortgage held-for-sale pipelines declined from elevated levels in 2021 due to the sharp increase in interest rates. During the first nine months of 2022, we sold $909.6 million of residential mortgage loans, a 36.7% decrease compared to $1.4 billion for the same period of 2021.
Dividends on non-marketable equity securities of $8.2 million for the first nine months of 2022 increased $1.7 million, or 25.5%, from the same period of 2021, reflecting an increase in FRB dividends given the higher interest-rate environment, partially offset by a decrease in FHLB dividends.
Bank owned life insurance of $9.3 million for the first nine months of 2022 decreased $1.7 million, or 15.1%, from the same period of 2021, due to higher life insurance claims in the 2021 period.
Other non-interest income was $13.1 million and $20.9 million for the first nine months of 2022 and 2021, respectively, as SBA premium income declined $4.1 million from elevated 2021 levels due to the higher interest rate environment and the prior year also included a $2.2 million recovery on a previously written-off other asset.

Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2022 and 2021 is presented in the following table:
TABLE 17

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Salaries and employee benefits	$322,679	$314,275	$8,404	2.7%
Net occupancy	49,554	45,372	4,182	9.2
Equipment	55,934	51,854	4,080	7.9
Amortization of intangibles	10,323	9,096	1,227	13.5
Outside services	53,306	53,463	(157)	(0.3)
Marketing	11,080	10,593	487	4.6
FDIC insurance	15,090	13,432	1,658	12.3
Bank shares and franchise taxes	11,923	10,939	984	9.0
Merger-related	32,761	940	31,821	3,385.2
Other	52,607	41,624	10,983	26.4
Total non-interest expense	$615,257	$551,588	$63,669	11.5%
Total non-interest expense of $615.3 million for the first nine months of 2022 increased $63.7 million, an 11.5% increase from the same period of 2021. On an operating basis, non-interest expense (non-GAAP) increased $30.3 million, or 5.5%, when excluding significant items of $32.8 million in merger-related costs and $4.2 million in branch consolidation costs in the first nine months of 2022, compared to $0.9 million and $2.6 million, respectively, in the first nine months of 2021. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $322.7 million for the first nine months of 2022 increased $8.4 million, or 2.7%, from the same period of 2021, due to normal merit increases, higher production-related commissions and incentives and the acquired Howard expense base.
Net occupancy and equipment expense of $105.5 million for the first nine months of 2022 increased $8.3 million, or 8.5%, from the same period of 2021, primarily from technology-related investments and the acquired Howard expense base.
Amortization of intangibles of $10.3 million for the first nine months of 2022 increased $1.2 million, or 13.5%, from the same period of 2021, primarily due to additional core deposit intangibles added as a result of the Howard acquisition.
FDIC insurance of $15.1 million for the first nine months of 2022 increased $1.7 million, or 12.3%, from the same period of 2021, primarily due to loan growth and balance sheet mix shift.
Bank shares and franchise taxes of $11.9 million for the first nine months of 2022 increased $1.0 million, or 9.0%, from the same period of 2021, primarily due to an increase in the bank's capital tax base.
We recorded $32.8 million in merger-related costs for the first nine months of 2022 related to the Howard acquisition which closed on January 22, 2022 and the pending UB Bancorp acquisition, compared to $0.9 million related to the Howard acquisition in the first nine months of 2021.
Other non-interest expense was $52.6 million and $41.6 million for the first nine months of 2022 and 2021, respectively. There was $2.2 million in branch consolidation costs and an increase in business development expense and other operational costs in the first nine months of 2022. Comparatively, we had $0.5 million in branch consolidation costs and a $2.2 million mortgage recourse reserve release in the first nine months of 2021.

The following table presents non-interest expense excluding significant items for the nine months ended September 30, 2022 and 2021:
TABLE 18

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2022	2021	Change	Change
Total non-interest expense, as reported	$615,257	$551,588	$63,669	11.5%
Significant items:
Branch consolidations	(4,178)	(2,644)	(1,534)
Merger-related	(32,761)	(940)	(31,821)
Total non-interest expense, excluding significant items (1)	$578,318	$548,004	$30,314	5.5%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Income tax expense	$77,367	$73,929
Effective tax rate	20.5%	19.5%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the federal statutory tax rates of 21% due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense was higher in 2022 due to increased state income taxes as a result of the Howard acquisition as well as increased FDIC insurance deduction disallowance. The effective tax rate is higher in 2022 for the same reasons.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	September 30, 2022	December 31, 2021	$ Change	% Change
Assets
Cash and cash equivalents	$2,276	$3,493	$(1,217)	(34.8)%
Securities	7,212	6,889	323	4.7
Loans held for sale	149	295	(146)	(49.5)
Loans and leases, net	28,395	24,624	3,771	15.3
Goodwill and other intangibles	2,487	2,304	183	7.9
Other assets	2,071	1,908	163	8.5
Total Assets	$42,590	$39,513	$3,077	7.8%
Liabilities and Stockholders’ Equity
Deposits	$33,893	$31,726	$2,167	6.8%
Borrowings	2,454	2,218	236	10.6
Other liabilities	837	419	418	99.8
Total Liabilities	37,184	34,363	2,821	8.2
Stockholders’ Equity	5,406	5,150	256	5.0
Total Liabilities and Stockholders’ Equity	$42,590	$39,513	$3,077	7.8%
The increase in assets and liabilities is primarily due to strong loan and deposit growth as well as the Howard acquisition.

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

Following is a summary of loans and leases:

TABLE 21

	September 30, 2022	December 31, 2021	$ Change	% Change
(in millions)
Commercial real estate	$10,841	$9,899	$942	9.5%
Commercial and industrial	6,709	5,977	732	12.2
Commercial leases	503	495	8	1.6
Other	127	94	33	35.1
Total commercial loans and leases	18,180	16,465	1,715	10.4
Direct installment	2,797	2,376	421	17.7
Residential mortgages	4,959	3,654	1,305	35.7
Indirect installment	1,529	1,227	302	24.6
Consumer lines of credit	1,315	1,246	69	5.5
Total consumer loans	10,600	8,503	2,097	24.7
Total loans and leases	$28,780	$24,968	$3,812	15.3%
The commercial and industrial growth was led by activity in the Cleveland, Pittsburgh and North Carolina markets while the growth in residential mortgages reflected customer preferences for adjustable-rate mortgages and the continued success of our Physician's First mortgage program, which is a fully digital program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(in millions)	September 30, 2022	December 31, 2021	$ Change	% Change
Commercial real estate	$46	$48	$(2)	(4.2)%
Commercial and industrial	11	15	(4)	(26.7)
Commercial leases	1	1	—	—
Other	1	—	1	—
Total commercial loans and leases	59	64	(5)	(7.8)
Direct installment	7	7	—	—
Residential mortgages	14	10	4	40.0
Indirect installment	2	2	—	—
Consumer lines of credit	6	5	1	20.0
Total consumer loans	29	24	5	20.8
Total non-performing loans and leases	88	88	—	—
Other real estate owned	6	8	(2)	(25.0)
Non-performing assets	$94	$96	$(2)	(2.1)%
Non-performing assets decreased $1.9 million, from $96.2 million at December 31, 2021 to $94.3 million at September 30, 2022. This reflects a decrease of $0.3 million in non-performing loans and leases and a decrease of $1.6 million in OREO.

Troubled Debt Restructured Loans
Following is a summary of accruing and non-accrual TDRs, by class:

TABLE 23

(in millions)	Accruing	Non- Accrual	Total
September 30, 2022
Commercial real estate	$5	$21	$26
Commercial and industrial	—	1	1
Total commercial loans	5	22	27
Direct installment	20	3	23
Residential mortgages	32	4	36
Consumer lines of credit	6	1	7
Total consumer loans	58	8	66
Total TDRs	$63	$30	$93
December 31, 2021
Commercial real estate	$6	$21	$27
Commercial and industrial	—	1	1
Total commercial loans	6	22	28
Direct installment	21	4	25
Residential mortgages	27	5	32
Consumer lines of credit	6	1	7
Total consumer loans	54	10	64
Total TDRs	$60	$32	$92

Allowance for Credit Losses on Loans and Leases
The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through-the-cycle default mean calculated using an expanded period to include a prior recessionary period.
At September 30, 2022 and December 31, 2021, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2022, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which reflects growth of 2.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflects growth of 4.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 5.5% in 2022 and 2.4% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historic levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2021 included, but were not limited to: (i) the purchase only Housing Price Index, which reflected growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflected growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.

Following is a summary of certain ratios related to the ACL and loans and leases:
TABLE 24

	Nine Months Ended September 30,
	2022	2021
Net loan charge-offs (annualized) by category to average loans:
Commercial real estate	—%	0.02%
Commercial and industrial	—	0.04
Other commercial	0.01	—
Direct installment	—	0.01
Indirect installment	0.01	—
Net loan charge-offs (annualized)/average loans	0.02%	0.07%
Allowance for credit losses/total loans and leases	1.34%	1.41%
Allowance for credit losses/non-performing loans	439.94%	317.04%
The ACL on loans and leases of $385.3 million at September 30, 2022 increased $41.1 million, or 11.9%, from December 31, 2021, with the increase primarily driven by significant loan growth, a forecasted macroeconomic slowdown and lower prepayment speed assumptions and the initial ACL related to the Howard acquisition. Our ending ACL coverage ratio at September 30, 2022 was 1.34%, compared to 1.38% at December 31, 2021. Total provision for credit losses for the nine months ended September 30, 2022 was $35.6 million, compared to $3.0 million for the same period in 2021 reflecting $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition in the first quarter of 2022. Net charge-offs were $4.3 million for the nine months ended September 30, 2022, compared to $12.5 million for the first nine months of 2021, with both periods well below historical levels. The ACL as a percentage of non-performing loans for the total portfolio increased from 392% as of December 31, 2021 to 440% as of September 30, 2022.
Deposits
Our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 25

(in millions)	September 30, 2022	December 31, 2021	$ Change	% Change
Non-interest-bearing demand	$11,752	$10,789	$963	8.9%
Interest-bearing demand	15,251	14,409	842	5.8
Savings	3,991	3,669	322	8.8
Certificates and other time deposits	2,899	2,859	40	1.4
Total deposits	$33,893	$31,726	$2,167	6.8%
Total deposits increased $2.2 billion, or 6.8%, from December 31, 2021, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances due to the Howard acquisition as well as an expansion of customer relationships and higher customer balances. Customer preferences had shifted to more liquid accounts during the low-rate pandemic era, however, customers' preferences are beginning to shift back to certificates of deposits as interest rates increase. The deposit growth helped us eliminate overnight borrowings, reduce higher-cost short-term FHLB borrowings and provide cash to be used for funding loan growth.

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
On April 18, 2022, we announced that our Board of Directors approved an additional $150 million for the repurchase of our common stock through our existing share repurchase program bringing the total authorization to $300 million. Since inception, we repurchased 11.0 million shares at a weighted average share price of $11.33 for $124.4 million under this repurchase program, with $175.6 million remaining for repurchase. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 includes a 1% excise tax on stock repurchases beginning January 1, 2023.
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
At September 30, 2022, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing BHCs and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of September 30, 2022, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $51.6 million, or 15 basis points, which will continue to be reduced by approximately $17.2 million annually.
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

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 26

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
F.N.B. Corporation
Total capital	$3,998	11.96%	$3,342	10.00%	$3,510	10.50%
Tier 1 capital	3,357	10.04	2,005	6.00	2,841	8.50
Common equity tier 1	3,250	9.72	n/a	n/a	2,340	7.00
Leverage	3,357	8.42	n/a	n/a	1,594	4.00
Risk-weighted assets	33,424
FNBPA
Total capital	4,160	12.48%	3,335	10.00%	3,502	10.50%
Tier 1 capital	3,497	10.49	2,668	8.00	2,835	8.50
Common equity tier 1	3,417	10.25	2,168	6.50	2,334	7.00
Leverage	3,497	8.79	1,989	5.00	1,591	4.00
Risk-weighted assets	33,348
As of December 31, 2021
F.N.B. Corporation
Total capital	$3,531	12.18%	$2,899	10.00%	$3,044	10.50%
Tier 1 capital	2,984	10.29	1,739	6.00	2,464	8.50
Common equity tier 1	2,877	9.92	n/a	n/a	2,029	7.00
Leverage	2,984	7.99	n/a	n/a	1,493	4.00
Risk-weighted assets	28,991
FNBPA
Total capital	3,695	12.77%	2,893	10.00%	3,038	10.50%
Tier 1 capital	3,098	10.71	2,314	8.00	2,459	8.50
Common equity tier 1	3,018	10.43	1,880	6.50	2,025	7.00
Leverage	3,098	8.31	1,864	5.00	1,491	4.00
Risk-weighted assets	28,930
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The cash position at September 30, 2022 was $633.9 million, up $338.5 million from year-end, primarily due to the $347.7 million net proceeds from a Senior Debt offering in August, part of which will be used to retire debt in February of 2023 (for additional information, see Note 10, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.
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
The LCR and MCH ratios are presented in the following table:
TABLE 27

	September 30, 2022	December 31, 2021	Internal Limit
Liquidity coverage ratio	1.6 times	2.4 times	> 1 time
Months of cash on hand	13.3 months	16.9 months	> 12 months
Management has concluded that our cash levels remain appropriate given the current market environment.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  This year we also commenced the roll-out of the new digital eStore kiosks in all FNB branches. Total deposits increased $2.2 billion, or 6.8%, from December 31, 2021, primarily as a result of growth in non-interest-bearing demand balances, expansion of customer relationships as well as interest-bearing demand balances due to the Howard acquisition. We continue to have success growing total non-interest-bearing demand deposit accounts as they rose $1.0 billion, or 8.9%, and now represent 34.7% of total deposits, up from 34.0% as of December 31, 2021. Further, interest-bearing demand deposits increased $842.5 million, or 5.8% and savings account balances increased $322.2 million, or 8.8%. Time deposits increased $40.0 million, or 1.4%. Due to the FOMC increasing interest rates, customer time deposit balances grew in the third quarter, the first quarter of growth in 2022. Our strong liquidity position provided us the flexibility to reduce our FHLB borrowings by $100 million and eliminate Howard's overnight borrowings and retire $200 million of Howard's higher-cost FHLB borrowings.
Our cash balances held at the FRB decreased $1.3 billion from December 31, 2021 to $1.7 billion at September 30, 2022 as cash was deployed primarily to fund loans and investments.

FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. At September 30, 2022, we have $2.0 billion of cash and salable unpledged government and agency securities to total assets, or 4.8%. This compares to a policy minimum of 3.0%.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 28

(dollars in millions)	September 30, 2022	December 31, 2021
Unused wholesale credit availability	$15,893	$14,681
Unused wholesale credit availability as a % of FNBPA assets	37.4%	37.2%
Salable unpledged government and agency securities	$306	$836
Salable unpledged government and agency securities as a % of FNBPA assets	0.7%	2.1%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	4.8%	9.8%
The increase in unused wholesale credit availability was due to increased borrowing capacity with the FHLB.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2022 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are repricing over the next 12 months than liabilities, and net interest income would benefit if interest rates were to rise. The twelve-month cumulative gap to total assets ratio was 6.1% as of September 30, 2022, compared to 11.3% as of December 31, 2021. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. The change in the twelve-month cumulative gap to total assets is primarily related to the active deployment of cash into loans and securities.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$678	$1,321	$1,614	$3,013	$6,626
Investments	1,891	147	224	450	2,712
	2,569	1,468	1,838	3,463	9,338
Liabilities
Non-maturity deposits	312	625	938	1,877	3,752
Time deposits	205	426	624	915	2,170
Borrowings	186	18	324	276	804
	703	1,069	1,886	3,068	6,726
Period Gap (Assets - Liabilities)	$1,866	$399	$(48)	$395	$2,612
Cumulative Gap	$1,866	$2,265	$2,217	$2,612
Cumulative Gap to Total Assets	4.4%	5.3%	5.2%	6.1%
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
Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans, which may be with or without penalty, when rates change, while certain depositors can redeem their certificates of deposit early, which may be with or without penalty, when rates change.
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
The following repricing gap analysis as of September 30, 2022 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$12,303	$950	$945	$1,756	$15,954
Investments	1,901	154	324	440	2,819
	14,204	1,104	1,269	2,196	18,773
Liabilities
Non-maturity deposits	10,125	—	—	—	10,125
Time deposits	331	425	622	911	2,289
Borrowings	692	334	305	37	1,368
	11,148	759	927	948	13,782
Off-balance sheet	(650)	530	(130)	(150)	(400)
Period Gap (assets – liabilities + off-balance sheet)	$2,406	$875	$212	$1,098	$4,591
Cumulative Gap	$2,406	$3,281	$3,493	$4,591
Cumulative Gap to Assets	6.3%	8.6%	9.2%	12.1%

The twelve-month cumulative repricing gap to total assets was 12.1% and 21.6% as of September 30, 2022 and December 31, 2021, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at September 30, 2022, compared to December 31, 2021, is primarily related to the active deployment of cash into longer duration loans and investment securities as well as lower projected prepayment rates on the loan and security portfolios.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of September 30, 2022. Using a static Balance Sheet structure, the measures do not reflect management's potential counteractions.
The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 31

	September 30, 2022	December 31, 2021	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	9.4%	21.6%	n/a
+ 200 basis points	6.2	14.4	(5.0)%
+ 100 basis points	3.0	7.0	(5.0)
- 100 basis points	(0.4)	(2.4)	(5.0)
Economic value of equity:
+ 300 basis points	(5.4)	6.6	(25.0)
+ 200 basis points	(2.4)	5.8	(15.0)
+ 100 basis points	(1.0)	3.8	(10.0)
- 100 basis points	(3.2)	(9.5)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. The comparative percentages are based on the projected base net interest income at the respective measurement dates. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 1.8% at September 30, 2022 and 3.6% at December 31, 2021. For a +200 basis point Rate Ramp, net interest income (12 months) increases by 3.7% at September 30, 2022 and 7.6% at December 31, 2021. The corresponding metrics for a minus 100 basis point Rate Ramp are 0.02% and (0.5)% at September 30, 2022 and December 31, 2021, respectively. These changes are a direct result of our managing our interest rate exposure to benefit from higher rates and our asset sensitivity.
Forty-nine percent of our net loans and leases are indexed to short-term LIBOR, SOFR and Prime that reprice within the next three months. Our cash position related to increased deposits has also been a significant factor in our asset sensitivity metrics. The deployment of cash into loans and investments, as well as a higher base net interest income due to the increase in the loan indices, are the primary factors of the change in the percentage sensitivity since December. The FOMC has increased the Federal Funds rate by 300 basis points thus far in 2022 and our balance sheet is positioned to benefit from further FOMC increases of the Federal Funds rate.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.

Our current interest rate risk (IRR) position is intended to benefit from higher interest rates. Management continues to be proactive in managing the IRR position with the near term objective of having loan and investment cash flows reprice at a faster pace than deposit and borrowing costs during the current higher interest rate environment. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 59.9% of total net loans and leases as of September 30, 2022 and 61.3% as of December 31, 2021. The acquisition of Howard was the primary driver of the decline of this metric. As of September 30, 2022, the commercial swaps totaled $5.3 billion of notional principal, with $868.7 million in original notional swap principal originated during the first nine months of 2022. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive, as evidenced by a lower deposit re-pricing beta, than short-term time deposits and wholesale borrowings. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Further, during 2022, management has adjusted our IRR position by opportunistically deploying excess cash balances into higher yielding loans and securities. We have also made use of derivatives to manage the IRR position, with the most recent transactions being the execution of received fixed / pay floating 1-month LIBOR interest rate swaps that have a remaining life of 2.8 years. For additional information regarding interest rate swaps, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report.
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
As discussed in more detail under the COVID-19 section of this Report, we have in place various business and emergency continuity plans to respond to different crises and circumstances which include rapid deployment of our Crisis Management Team, Incident Management Team and Business Continuity Coordinators to activate our plans for various types of emergency circumstances. Further, our audit function performs an independent assessment of our internal controls environment and plays an integral role in testing the operation of the internal controls systems and reporting findings to management and our Audit Committee. Each of the Risk, Audit, Credit Risk and CRA Committees of our Board of Directors regularly report on risk-related matters to the full Board of Directors. In addition, both the Risk Committee of our Board of Directors and our Risk Management Council regularly assess our enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.
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
TABLE 32
Operating net income available to common stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income available to common stockholders	$135,488	$109,503	$293,608	$300,105
Merger-related expense	2,105	940	32,761	940
Tax benefit of merger-related expense	(442)	(197)	(6,880)	(197)
Provision expense related to acquisition	—	—	19,127	—
Tax benefit of provision expense related to acquisition	—	—	(4,017)	—
Branch consolidation costs	—	—	4,178	2,644
Tax benefit of branch consolidation costs	—	—	(877)	(555)
Operating net income available to common stockholders (non-GAAP)	$137,151	$110,246	$337,900	$302,937
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

TABLE 33
Operating earnings per diluted common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income per diluted common share	$0.38	$0.34	$0.83	$0.93
Merger-related expense	0.01	—	0.09	—
Tax benefit of merger-related expense	—	—	(0.02)	—
Provision expense related to acquisition	—	—	0.05	—
Tax benefit of provision expense related to acquisition	—	—	(0.01)	—
Branch consolidation costs	—	—	0.01	0.01
Tax benefit of branch consolidation costs	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.39	$0.34	$0.96	$0.94

TABLE 34
Return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income available to common stockholders (annualized)	$537,532	$434,443	$392,552	$401,239
Amortization of intangibles, net of tax (annualized)	11,119	9,471	10,903	9,607
Tangible net income available to common stockholders (annualized) (non-GAAP)	$548,651	$443,914	$403,455	$410,846
Average total stockholders’ equity	$5,506,949	$5,063,432	$5,464,798	$5,006,914
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,487,434)	(2,308,922)	(2,474,401)	(2,311,940)
Average tangible common equity (non-GAAP)	$2,912,633	$2,647,628	$2,883,515	$2,588,092
Return on average tangible common equity (non-GAAP)	18.84%	16.77%	13.99%	15.87%
(1) Excludes loan servicing rights.

TABLE 35
Return on average tangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Net income (annualized)	$545,507	$442,414	$400,615	$409,302
Amortization of intangibles, net of tax (annualized)	11,119	9,471	10,903	9,607
Tangible net income (annualized) (non-GAAP)	$556,626	$451,885	$411,518	$418,909
Average total assets	$42,039,932	$38,718,399	$41,686,246	$38,294,432
Less: Average intangible assets (1)	(2,487,434)	(2,308,922)	(2,474,401)	(2,311,940)
Average tangible assets (non-GAAP)	$39,552,498	$36,409,477	$39,211,845	$35,982,492
Return on average tangible assets (non-GAAP)	1.41%	1.24%	1.05%	1.16%
(1) Excludes loan servicing rights.

TABLE 36
Tangible book value per common share

	September 30, 2022	September 30, 2021
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,406,485	$5,098,407
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,486,183)	(2,307,432)
Tangible common equity (non-GAAP)	$2,813,420	$2,684,093
Ending common shares outstanding	350,756,155	318,921,616
Tangible book value per common share (non-GAAP)	$8.02	$8.42
(1) Excludes loan servicing rights.

TABLE 37
Tangible equity to tangible assets (period-end)

	September 30, 2022	September 30, 2021
(dollars in thousands)
Total stockholders' equity	$5,406,485	$5,098,407
Less: Intangible assets (1)	(2,486,183)	(2,307,432)
Tangible equity (non-GAAP)	$2,920,302	$2,790,975
Total assets	$42,590,050	$39,361,110
Less: Intangible assets (1)	(2,486,183)	(2,307,432)
Tangible assets (non-GAAP)	$40,103,867	$37,053,678
Tangible equity / tangible assets (period-end) (non-GAAP)	7.28%	7.53%
(1) Excludes loan servicing rights.

TABLE 38
Tangible common equity / tangible assets (period-end)

	September 30, 2022	September 30, 2021
(dollars in thousands)
Total stockholders' equity	$5,406,485	$5,098,407
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,486,183)	(2,307,432)
Tangible common equity (non-GAAP)	$2,813,420	$2,684,093
Total assets	$42,590,050	$39,361,110
Less: Intangible assets (1)	(2,486,183)	(2,307,432)
Tangible assets (non-GAAP)	$40,103,867	$37,053,678
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.02%	7.24%
(1) Excludes loan servicing rights.

Key Performance Indicators

TABLE 39
Efficiency ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Non-interest expense	$195,057	$184,226	$615,257	$551,588
Less: Amortization of intangibles	(3,547)	(3,022)	(10,323)	(9,096)
Less: OREO expense	(485)	(781)	(1,233)	(2,066)
Less: Merger-related expense	(2,105)	(940)	(32,761)	(940)
Less: Branch consolidation costs	—	—	(4,178)	(2,644)
Adjusted non-interest expense	$188,920	$179,483	$566,762	$536,842
Net interest income	$297,125	$232,406	$784,891	$683,200
Taxable equivalent adjustment	2,916	2,620	8,170	8,221
Non-interest income	82,464	88,854	242,940	251,431
Less: Net securities gains	—	(65)	(48)	(193)
Adjusted net interest income (FTE) + non-interest income	$382,505	$323,815	$1,035,953	$942,659
Efficiency ratio (FTE) (non-GAAP)	49.39%	55.43%	54.71%	56.95%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2022, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The merger agreement contains a number of conditions that must be fulfilled in order to complete the merger. Those conditions include: absence of any law, statute or regulation, or any order, injunction or other legal restraint or prohibition preventing the completion of the merger, the accuracy of the representations and warranties of both parties (subject to applicable materiality qualifiers), and the performance, in all material respects, by both parties of their respective covenants and agreements. There can be no assurance that the conditions to the completion of the merger will be fulfilled or that the merger will be completed.

Regulatory oversight may impose conditions that are not presently anticipated or cannot be met.

Before the merger between FNB and UB Bancorp and the merger between their bank subsidiaries may be completed, various approvals must be obtained from bank regulatory agencies and other governmental authorities. Although these bank regulatory approvals for the transaction have been obtained, completion of the transaction remains subject to bank regulatory oversight, which could have the effect of delaying completion of the merger or of imposing additional costs or limitations on us following the merger. We may elect not to consummate the merger if any governmental or regulatory entity imposes a restriction, requirement or condition on us that, individually or in the aggregate, would be reasonably likely to have a material and adverse effect on us and our subsidiaries, taken as a whole, after giving effect to the merger.

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

Our success in UB Bancorp’s markets will depend, in part, on our ability to successfully offer products and services to customers, that UB Bancorp does not currently offer, such as larger and more complex commercial loan financing transactions and syndications, trust services, SBA loans, investment advisory, foreign exchange services, derivatives, asset-based lending, lease financing, debt and equity capital markets, wealth management, insurance brokerage, securities brokerage and investment advisory and private lending. This business strategy will require us to attract and retain qualified and experienced personnel to support those products and services. We could lose existing customers or fail to acquire new customers in this market.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
NONE

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.    OTHER INFORMATION
Following extensive consultation with our independent compensation and legal advisors and recognizing that a retention-based structure for our Chief Executive Officer was appropriate, the Compensation Committee of our Board of Directors authorized us to enter into an Executive Retention Life Insurance Agreement (the “Agreement”) on November 3, 2022 to be effective on the date of the issuance of the underlying insurance policy, with Vincent J. Delie, Jr., Chairman, President and Chief Executive Officer of FNB.

Under the agreement, we will pay the insurance premium on behalf of Mr. Delie during his employment on a life insurance policy to be issued and owned by Mr. Delie. The annual premium amount is $182,450 and is payable through the end of the policy year in which Mr. Delie attains age 68. The death benefit payable to Mr. Delie’s beneficiaries under the policy is $2.4 million. The Agreement and our obligation to remit premiums terminates upon Mr. Delie’s death, the date he voluntarily terminates employment prior to attaining age 68, the date Mr. Delie’s employment is terminated for Cause, as defined in the Agreement, or the date Mr. Delie violates any restrictive covenants contained in his Employment Agreement dated December 15, 2010 (or any successor agreement), provided that we are obligated to pay policy premiums in 2023 if Mr. Delie is employed by us at any time in that year and if Mr. Delie remains continuously employed by FNB through December 31, 2027 we are obligated to pay annual policy premiums through the end of the policy year in which Mr. Delie attains age 68 regardless of whether he voluntarily terminates his employment, unless he violates any applicable restrictive covenants. If we terminate Mr. Delie’s employment without Cause, as defined in the Agreement, or he terminates his employment for Good Reason upon or following a Change in Control, as each are defined in his Employment Agreement, in either case prior to his attainment of age 68, we are obligated to remit an additional premium amount needed for the life insurance policy to become fully paid-up, such that all the premium payments are complete, Mr. Delie is free of all payment obligations, and the life insurance policy will remain intact and fully paid until Mr. Delie’s death.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the Executive Retention Life Insurance Agreement which is attached hereto as Exhibit 10.1.

ITEM 6.    EXHIBITS
Exhibit Index

Exhibit Number	Description
10.1	Executive Retention Life Insurance Agreement, dated as of November 3, 2022, between Vincent J. Delie, Jr. and F.N.B. Corporation (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	November 4, 2022	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 4, 2022	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 4, 2022	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)