Form 10-K
period 2022-12-31
FNB CORP/PA/
filed 2023-02-24
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2022, determined using a per share closing price on that date of $10.86, as quoted on the New York Stock Exchange, was $3,688,102,975.
As of January 31, 2023, the registrant had outstanding 360,630,407 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 10, 2023 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before March 24, 2023.

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FVO	Fair value option
AFS	Available for sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset/Liability Committee	GLB Act	Gramm-Leach Bliley Act of 1999
AOCI	Accumulated other comprehensive income	GSE	Government-sponsored entity
ARRC	Alternative Reference Rates Committee	HTM	Held to maturity
ASC	Accounting Standards Codification	Howard	Howard Bancorp, Inc.
ASU	Accounting Standards Update	HUD	Department of Housing and Urban Development
AULC	Allowance for unfunded loan commitments	IDI	Insured depository institution
BOLI	Bank owned life insurance	IRLC	Interest rate lock commitment
Basel III	Basel III Capital Rules	LCR	Liquidity Coverage Ratio
BHC Act	Bank Holding Company Act of 1956, as amended	LGD	Loss given default
CECL	Current expected credit losses	LIBOR	London Inter-bank Offered Rate
CET1	Common equity tier 1	LIHTC	Low income housing tax credit
CFPB	Consumer Financial Protection Bureau	MCH	Months of Cash on Hand
COVID-19	Novel coronavirus disease of 2019	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CRA	Community Reinvestment Act of 1977	MSA	Mortgage servicing asset
DIF	Deposit Insurance Fund	MSRs	Mortgage servicing rights
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	NYSE	New York Stock Exchange
DOJ	U.S. Department of Justice	OCI	Other comprehensive income
DTA	Deferred tax asset	OCC	Office of the Comptroller of the Currency
DTL	Deferred tax liability	OREO	Other real estate owned
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act	PCD	Purchase credit deteriorated
ERISA	Employee Retirement Income Security Act of 1974	Penn-Ohio	Penn-Ohio Life Insurance Company
EVE	Economic value of equity	PPP	Paycheck Protection Program
FASB	Financial Accounting Standards Board	RESPA	Real Estate Settlement Procedures Act
FCA	United Kingdom’s Financial Conduct Authority	RRR	Reference rate reform
FDI Act	Federal Deposit Insurance Act	R&S	Reasonable and Supportable
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	SBIC	Small Business Investment Company
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SOFR	Secured Overnight Financing Rate
FINRA	Financial Industry Regulatory Authority	SOX	Sarbanes-Oxley Act of 2002
FNB	F.N.B. Corporation	TCJA	Tax Cuts and Jobs Act of 2017
FNBIA	F.N.B. Investment Advisors, Inc.	TDR	Troubled debt restructuring
FNBPA	First National Bank of Pennsylvania	TILA	Truth in Lending Act
FNIA	First National Insurance Agency, LLC	TPS	Trust preferred securities
FNTC	First National Trust Company	Union	UB Bancorp
FOMC	Federal Open Market Committee	U.S.	United States of America
FSOC	Financial Stability Oversight Council	UST	U.S. Department of the Treasury
FRB	Board of Governors of the Federal Reserve System	VIE	Variable interest entity
FTE	Fully taxable equivalent

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

ITEM 1.    BUSINESS
Overview
We are a Pennsylvania corporation, a bank holding company and a financial holding company. We are incorporated under the laws of the Commonwealth of Pennsylvania, and through our subsidiaries, we have been in business since 1864. Our headquarters is located at 12 Federal Street, Pittsburgh, Pennsylvania 15212. As a diversified financial services holding company, FNB, through our subsidiaries, provides a full range of financial services, principally to consumers, corporations, governments and small- to medium-sized businesses in our market areas through our subsidiary network, which is led by our largest subsidiary, FNBPA. Our business strategy focuses primarily on providing quality, consumer- and commercial-based financial services adapted to the needs of each of the markets we serve. We seek to maintain our community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. We seek to preserve some decision making at a local level, however, we have centralized legal, loan review, credit underwriting, accounting, investment, audit, loan operations, deposit operations and data processing functions. The centralization of these processes enables us to maintain consistent quality of these functions and to achieve certain economies of scale.
As of December 31, 2022, we have three reportable business segments: Community Banking, Wealth Management and Insurance, with the remaining operations described in Other. As of December 31, 2022, we have 348 Community Banking branches in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington, D.C. and Virginia.

As of December 31, 2022, we had total assets of $44 billion, loans of $30 billion and deposits of $35 billion. See Item 7, MD&A, and Item 8, “Financial Statements and Supplementary Data,” of this Report.
Mergers and Acquisitions
Howard Bancorp, Inc.
On January 22, 2022, we completed our acquisition of Howard Bancorp, Inc., a bank holding company headquartered in Baltimore City, Maryland, and its bank subsidiary Howard Bank. The acquisition enhanced our presence in the Mid-Atlantic Region. Additionally, cost savings, efficiencies and other benefits were realized from the combined operations.
UB Bancorp
On December 9, 2022, we completed our acquisition of UB Bancorp, a bank holding company based in Greenville, North Carolina, and its bank subsidiary, Union Bank. This acquisition further increases our presence in North Carolina and adds low-cost granular deposits which continue to be valuable in the current economic environment.
For more detailed information concerning these acquisitions, see Note 3, "Mergers and Acquisitions" in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Internet Information
Our website is at http://www.fnb-online.com and information regarding FNB and investor relations is located under the heading "About Us." We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We generally post and make accessible before or promptly following the first time we use financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor calls or events on our corporate website. Under some circumstances, the information may be relevant to investors but be directed to customers, in which case it may be accessed directly through our website's home page rather than “About Us-Investor Information.” Investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we provide non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentations, in materials for prior presentations or in our annual, quarterly or current reports.
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
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 25, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2022, FNB had three business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a federally chartered trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third-party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2022, our Community Banking segment operated in seven states and the District of Columbia. Our branch network spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
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
Our Wealth Management operations are conducted through three subsidiaries of FNBPA. FNTC provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2022, the fair value of trust assets under management was approximately $7.8 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
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

Other
We also operate other non-banking subsidiaries which are not considered to be reportable segments of FNB. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC has a 21.9% funding commitment in Tecum Capital Partners, L.P. (formerly known as F.N.B. Capital Partners, L.P.) (Tecum), a SBIC licensed by the U.S. SBA. Tecum is not an affiliate or a subsidiary of FNB. Waubank Securities LLC is a limited broker-dealer subsidiary which passively participates in corporate and municipal underwritings. We have three companies that issued TPS to third-party investors: F.N.B. Statutory Trust II, Yadkin Valley Statutory Trust I and FNB Financial Services Capital Trust I, the last two of which were assumed in an acquisition. FNB Financial Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. The proceeds received from these subordinated note issuances are a general funding source for FNB. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 25, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Market Area and Competition
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
We compete for loans, deposits and financial services business with a large number of bank and non-bank financial institutions and other lenders engaged in the business of extending credit, including financial technology companies and marketplace lenders. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits comes from commercial banks, savings banks and credit unions. Competition for deposits comes from non-depository competitors such as financial technology companies, mutual funds, securities and brokerage firms and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, our subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies. Competition for loans and deposits depends on a number of factors, including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits and lending limits. Also, our ability to continue to compete effectively depends in large part on retaining and motivating our employees and attracting new employees, while effectively managing compensation and other expenses, especially given recent inflationary wage pressures.
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
Human Capital
We are committed to the attraction, retention, and development of exceptional talent, including building a diverse workforce that reflects different cultures, ethnicities and backgrounds and which fosters creativity, innovation and overall success. We employ several strategies to provide our workforce with a safe environment that helps to identify, promote and grow future leaders, which has contributed to our recognition as a top workplace evidenced by our receipt of approximately 50 workplace awards. For two straight years, 2021 and 2022, Energage, an independent research firm, based on employee feedback, named FNB a Top Workplace, USA, including recognition as a national Top Workplace U.S.A. in the financial services industry. In addition, we have repeatedly been named to JUST Capital’s select annual list of companies engaged in business behavior that matters, based, in part, on an assessment of our employee practices relative to income inequality, racial equity and employee opportunity. As of January 31, 2023, FNB and our subsidiaries had 3,916 full-time and 274 part-time employees.
Recruitment. We are committed to building a diverse and inclusive workforce and have found great success cultivating and fostering mutually beneficial partnerships with job and recruiting centers, colleges and universities, including historically black colleges and universities, and diversity-focused organizations that help us to identify and attract diverse candidates. In addition to posting positions with these organizations, all members of our talent acquisition team hold the designation of Certified Diversity Recruiter, and our leaders participate in events hosted by these partners to further our brand as an employer of choice.

Employee Development. We focus resources on programs to develop leaders and promote internal advancement within the organization. This includes a mentor program, succession planning and leadership programs, administered by our dedicated training department team to further develop the talent that our recruitment efforts have attracted. In addition, we offer tuition reimbursement for employees seeking post-secondary education, including college and graduate school.
Diversity. We have a Manager of Diversity and Inclusion, possessing over 20 years of professional experience, and an active Diversity Council engaged in proactive-leadership and strategies and initiatives to promote diversity, equity and inclusion in our culture that supports our mission to build a workforce in which all employees can learn, grow and prosper. Our Manager of Diversity and Inclusion and the Diversity Council work with our leadership to support both corporate and employee initiatives promoting an inclusive culture and workplace environment that attracts, retains and develops the best talent from a broad spectrum to create a diverse, highly productive workforce, throughout our organization. The membership composition of the Diversity Council reflects the diversity within our organization. In addition, the membership represents every region in the organization, and various lines of business and position levels.
Engagement. We regularly seek feedback from our employees and in 2022 participated in several regional Top Workplace surveys. Our scores in the overall engagement focus area continue to help us achieve external recognition as an employer of choice.
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
Our executive compensation program is overseen by the Compensation Committee of our Board of Directors, in collaboration with a leading independent compensation advisory firm. In addition, the oversight and review of our company-wide compensation philosophy and programs are conducted by the Management Compensation Committee, in consultation with our Board of Directors. This team, chaired by FNB’s Chairman, President and Chief Executive Officer, regularly meets to promote compensation programs that are fair and equitable, to achieve a performance-driven work culture that generates company growth and to reward employees for focusing on customer needs, while avoiding inappropriate conduct regarding our clients, and demonstrating appropriate risk management behaviors.
Values & Training. We strive to maintain sound financial practices and governance processes through a commitment to ethical behavior, a solid reputation and a firm record of compliance and stability that these strengths create, both within our Corporation and for our customers. Employees complete quarterly and annual job specific training, including regulatory and compliance requirements and ethical standards, to maintain and increase knowledge of standards required of the financial services industry. Additionally, we provide employees various avenues to confidentially and anonymously report unethical behavior without repercussions to them, such as FNB’s Ethics Hotline. We encourage employees to report any issues that could result in financial or reputational harm to us.
Wellness. Our commitment to the personal and professional well-being of each employee extends beyond a competitive compensation and benefits package. Innovative employee-friendly programs and policies designed to help team members maintain a healthy, meaningful work/life balance by providing resources to support mental, physical and financial health are offered and regularly expanded. This includes parental and caregiver leave, monetary contributions to employee Health Savings Accounts, adoption assistance and back-up child-care programs built to provide employees with the financial support and time away from work that they need to focus on their new family members.
Safety. Employee and customer safety remain paramount concerns for us. Employee safety and support were key pillars to our response to the pandemic, and have continued to be a focus in how we have built organizational and regional response teams that can help address any risks that may arise on a local level or across the organization.
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
Pursuant to the GLB Act, bank holding companies such as FNB that have qualified as financial holding companies because they are “well-capitalized” and “well managed” have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing and market-making; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature, incidental thereto or complementary to a financial activity. As a result of the GLB Act, a bank holding company may engage in those activities directly or through subsidiaries by qualifying as a “financial holding company.” As a financial holding company, FNB may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided that FNB continues such status and gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC (see discussion under the caption “Financial Holding Company Status and Activities”).
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
Deposit Insurance.  The Dodd-Frank Act established a $250,000 deposit insurance limit for insured deposits. Amendments to the FDI Act also revised the assessment base against which an IDI’s deposit insurance premiums paid to the FDIC’s DIF are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act requires a phase-in of the minimum designated reserve ratio for the DIF, increasing it from 1.15% to 1.35% of the estimated amount of total insured deposits which was achieved as of the third quarter of 2018. FDIC regulations provide that, among other things, upon reaching the minimum, surcharges on IDIs with total consolidated assets of $10 billion or more cease. The last quarterly surcharge was reflected in FNBPA’s December 2018 assessment invoice. FNBPA’s assessment invoices have not included a quarterly surcharge since that time. In addition, the Dodd-Frank Act eliminated the requirement for the FDIC to pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC may pay dividends to depository institutions when the reserve ratio exceeds 1.5%, but the FDIC has sole discretion to determine whether to suspend or limit the declaration or payment of dividends from the DIF. The FDIC has set the target designated reserve ratio at 2% since 2010. Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15% in the third quarter of 2016, increased for all insurance depository institutions by 2 basis points in the first quarter of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35 % by the statutory deadline of September 30, 2028. Assessment rates will remain in effect unless and until the reserve ratio meets or exceeds 2%.
In addition, the TCJA disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as FNBPA, the premium deduction is phased-out based on the proportion of the bank’s assets exceeding $10 billion.
Brokered Deposits. Section 29 of the FDI Act and FDIC regulations issued thereunder limit the ability of an IDI, such as FNBPA, to accept, renew or roll over brokered deposits unless the IDI is well-capitalized under the “prompt corrective action” framework described below, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, IDIs that are less than well-capitalized are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC adopted a final rule in February 2019 to include a limited exception for reciprocal deposits for IDIs that are well-managed and well-capitalized (or adequately capitalized and have obtained a waiver from the FDIC, as mentioned above). Under the limited exception, qualified IDIs, like FNBPA, are able to exclude from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) in the same aggregate amount as deposits placed by the institution in other network member banks).
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
In July 2020, the OCC amended the Volcker Rule regulations to streamline the “covered funds” portion addressing the treatment of certain foreign funds, and permitting banking entities to offer financial services and engage in other permissible activities that do not raise concerns that the Volcker Rule was intended to address. Principally, this amendment permits banks to engage in certain low-risk fund activities that do not present the risks that the Volcker Rule was intended to address.
The Consumer Financial Protection Bureau.  The CFPB’s responsibility is to establish, implement and enforce laws, rules and regulations under certain federal consumer financial laws, as defined by the Dodd-Frank Act and interpreted by the CFPB, with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking and enforcement authority under many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products and services. In 2022, the CFPB has taken an increasingly aggressive approach and expanded its reach and has made it clear that the CFPB is interpreting its statutory authorities broadly to expand the CFPB's ability to pursue violations of the consumer financial and fair lending laws in consumer financial markets, including issuing guidance indicating certain bank overdraft and mortgage lending practices constitute violations of the Unfair, Deceptive or Abusive Acts or Practices statute. In addition, the Dodd-Frank Act permits states to adopt consumer protection regulations that are more stringent than the regulations promulgated by the CFPB, and state attorneys general have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and against, with respect to certain non-preempted laws, national banks. Compliance with any such new regulation or other precedent established by the CFPB and/or states could reduce our revenue, increase our cost of operations and compliance, and limit, prevent, or make more costly, our ability to expand into certain products and services. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and non-bank financial institutions to enforce federal consumer financial laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators also have been increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
Debit Card Interchange Fees.  The FRB, pursuant to its authority under the Dodd-Frank Act, has implemented rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus 0.05% of the transaction total (and an additional one cent to account for fraud protection costs).
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
FNB, like other bank holding companies, is required to maintain CET1, tier 1 and total capital (the sum of tier 1 and tier 2 capital) equal to at least 7.00%, 8.50% and 10.50%, respectively, of our total risk-weighted assets (including various off-balance sheet items). The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2022, our CET1, tier 1 and total capital ratios under these guidelines were 9.82%, 10.13% and 12.06%, respectively. At December 31, 2022, we had $332.9 million of capital securities and subordinated debt that qualified as tier 2 capital.
In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 4.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. The guidelines also provide that bank holding companies, depending on the types, quality and quantity of risk associated with its activities (e.g., acquisitions, internal growth), will be expected to maintain strong capital positions above the minimum supervisory levels without significant reliance on intangible assets. Our leverage ratio at December 31, 2022 was 8.64%.
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
Basel III Capital Rules
The FRB, the OCC, and the FDIC have adopted risk-based capital regulations implementing certain provisions of the Dodd-Frank Act and the Basel III framework. These regulations were initially implemented in 2013 to strengthen the components of regulatory capital, increase risk-based capital requirements, and to make selected changes to the calculation of risk-weighted assets. In general, subject to certain exceptions as discussed further below, minimum capital standards established under the risk-based capital regulations include a CET1 capital to risk-weighted assets ratio of 4.5 percent, a Tier 1 capital to risk-weighted assets ratio of 6.0 percent, a total capital to risk-weighted assets ratio of 8.0 percent, and a Tier 1 capital to adjusted average total assets leverage ratio of 4.0 percent. In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. CET1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25 percent of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the capital regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5% of CET1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.
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
In addition, certain general requirements of the capital regulations have been eliminated in respect of non-advanced approaches institutions, including: (i) the 10% CET1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15% CET1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10% CET1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Accordingly, banking organizations not subject to the advanced approaches capital rule may deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of CET1 capital.
Management believes that as of December 31, 2022, FNB and FNBPA meet all capital adequacy requirements under Basel III.
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
In August 2020, the federal banking agencies issued a final rule providing banking institutions that had adopted the CECL accounting standard in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with its adoption of CECL on January 1, 2020, FNB elected to utilize the five-year CECL transition. In addition, the federal banking agencies continue to review bank capital requirements in light of the finalization of the Basel III framework by the Basel Committee on Banking Supervision. No proposals for any of the components of finalizing the Basel III framework has yet been published by the agencies. On September 9, 2022, the U.S. banking agencies issued a press release reaffirming “their commitment to implementing enhanced regulatory capital requirements that align with the final set of ‘Basel III’ standards” and stating that they “are currently developing a joint proposed rule for issuance as soon as possible.”

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
Prompt Corrective Action
FDICIA, among other things, classifies IDIs into five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for IDIs that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements, restrictions on its business and a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and in certain circumstances the appointment of a conservator or receiver. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, the obligation under such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against an IDI that does not meet such standards.
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2022.
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
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, HUD, and other regulators. Fair lending laws include the Equal Credit Opportunity Act (ECOA)

and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. Moreover, in 2022, the CFPB issued an advisory opinion and amended its examination procedures to assert that the ECOA applies to all phases of the loan cycle and asserted its authority to determine that violations of the fair lending laws may also constitute a violation of the Unfair, Deceptive or Abusive Acts or Practices Acts. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. The DOJ and CFPB have a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. The current Presidential Administration has indicated a focus on prioritizing enforcement of the federal anti-discrimination laws, and as a result, the CFPB may adopt more strict anti-discrimination enforcement policies in the area of fair lending, loan servicing, collections and other consumer-related areas and in October 2021, the DOJ announced an initiative to combat redlining through utilization of its fair lending prosecutorial authority and announced the settlement of a number of bank prosecutions in 2022 concerning redlining and other violations of the fair lending laws. FNBPA is required to have a fair lending program that is of sufficient scope to monitor fair lending and that appropriately remediates issues which are identified.
On May 5, 2022, the federal banking agencies issued a joint notice of proposed rulemaking to revise the regulations implementing the CRA. Under the proposed rule, the agencies would evaluate bank performance across the varied activities they conduct and the communities in which they operate, and tailor CRA evaluations and data collection based on bank size and type. Further, the agencies would also emphasize smaller value loans and investments that may have a greater impact on and be more responsive to the needs of low- and moderate-income (LMI) persons and would update CRA assessment areas to include activities associated with online and mobile banking, branchless banking, and hybrid models. In addition, the proposed rule would establish a metrics-based approach to CRA evaluations of retail lending and community development financing activities, including through the establishment of public benchmarks, and would clarify eligible CRA activities, such as affordable housing, that are focused on LMI, underserved and rural communities. The prospects and timing for the adoption by the agencies of a final rule are not certain at this time.
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
On November 23, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their non-affiliated service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms by the final rule. Banks' non-affiliated service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022, and banks and their non-affiliated service providers had to be in compliance with the requirements of the rule by May 1, 2022.
Further, in 2022, the enactment of the Strengthening American Cybersecurity Act (SACA), and the SEC proposed rules to enhance disclosures regarding cybersecurity risk management strategy, governance and incident reporting are designed to standardize cybersecurity processes and disclosure requirements. SACA requires critical infrastructure companies, such as financial institutions, to report "significant cyber-incidents" and all ransom payments to the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency (CISA). The definition of a "covered cyber-incident" will be determined by CISA rulemaking, but the Act provides that, at a minimum, an incident must be reported if it: (1) causes a "substantial loss of confidentiality, integrity or availability" of information or a "serious impact on the safety and resiliency of operational systems and processes"; (2) causes a "disruption of business or industrial operations, including due to a denial of service attack, ransomware attack or exploitation of a zero day vulnerability"; or (3) involves "unauthorized access or disruption of business or industrial operations" due to a "compromise of a cloud service provider, managed service provider or other third-party data hosting provider or by a supply chain compromise". The proposed SEC rule would, among other requirements, require periodic reporting and increased disclosure of public company's cybersecurity risk management policies, board oversight of cybersecurity risks and management qualifications and capability to assess and effectively manage cybersecurity risks.
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
On January 1, 2021, Congress passed the National Defense Authorization Act (NDAA), which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include: (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry maintained by the UST’s Financial Crime Enforcement Network (FinCEN); (ii) enhanced whistleblower provisions; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information-sharing provisions that permit financial institutions to share information relating to suspicious activity reports with certain foreign branches, subsidiaries, and affiliates; and (v) expanded duties and powers of FinCEN. Many of the amendments require the UST and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued a final regulation implementing the BSA amendments included in the NDAA with respect to beneficial ownership. On December 15, 2022, FinCEN issued a notice of proposed rulemaking that would implement provisions of the Corporate Transparency Act and govern the circumstances under which beneficial ownership information may be disclosed to federal agencies; state, local, tribal and foreign governments; and financial institutions, and how beneficial ownership information must be protected.
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

Consumer Protection Statutes and Regulations
In addition to the consumer regulations promulgated by the FRB, OCC and state agencies, and the regulations issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes including the TILA, Truth in Savings Act, Equal Credit Opportunity Act (ECOA), Fair Housing Act, RESPA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Electronic Fund Transfer Act and Home Mortgage Disclosure Act, and regulations and guidance promulgated thereunder by the CFPB and the federal banking agencies. Among other things, these laws and regulations:
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
In October 2022, the CFPB issued guidance relative to certain bank overdraft practices and advised that overdraft or account fees assessed by financial institutions that a consumer could not reasonably anticipate or avoid may likely constitute a violation of the Consumer Protection Act, including fees assessed in connection with so-called authorize positive, settle negative transactions or when a depositor is assessed a non-sufficient funds fee when a check or electronic payment is not paid. Although we regularly monitor, review and modify consumer practices for compliance with federal and state laws, regulations and standards, the CFPB's approach increases the risk that financial institutions may be subject to supervisory or enforcement actions.
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
However, in December 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the 43% DTI threshold for QM loans and provides that, in addition to existing requirements, a loan received a conclusive presumption that the consumer had the ability to repay if the annual percentage rate (APR) does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of “seasoned” QMs for loans that meet certain performance requirements. The second rule will apply to covered transactions for which institutions receive an application after the compliance date for the first rule.

The CFPB also has implemented the TILA-RESPA Integrated Disclosure rules, which harmonize disclosure and certain regulatory compliance requirements required under those two statutes with respect to residential mortgage loans. The CFPB has issued various forms of interpretative guidance under the rules, including in 2019 in response to a requirement set forth under the Economic Growth Act to address, among other things, whether Loan Estimates and Closing Disclosures are required for loan assumption transactions. Additionally, CFPB regulations governing the servicing of residential mortgages have placed additional requirements on mortgage servicers that often lengthen the process for foreclosing on residential mortgages.
The CFPB has authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an IDI with total assets of more than $10 billion, FNBPA is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt more stringent consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. We continuously evaluate the impact of the consumer rules issued by the CFPB to determine if they will have any long- term impact on our mortgage loan origination and servicing activities. Compliance with these CFPB rules will likely increase our overall regulatory compliance costs. The CFPB has historically been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws and establishing new standards regarding consumer practices. The federal financial regulatory agencies, including the OCC and state attorneys general, have also become increasingly active in this area with respect to institutions over which they have jurisdiction.
In 2022, the CFPB issued an advisory opinion indicating that the ECOA applies to all aspects of the loan life cycle, including actions by banks relative to existing credit relationship, however, the implications of a 2023 Federal District Court ruling question whether the CFPB has broader scope authority relative to interpreting the ECOA. Further the CFPB examination manual asserts that redlining under the fair lending laws is also a violation of the Unfair, Deceptive or Abusive Acts or Practices statute.
We have incurred and may in the future incur additional costs in complying with the above-identified consumer requirements.
Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a bank holding company, such as FNB, if the conduct or threatened conduct (including any acts or omissions) of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is in generally sound condition and does not pose a foreseeable and material risk to the DIF. The Dodd-Frank Act may have a material impact on FNB and FNBPA's operations, particularly through increased compliance costs resulting from evolving future consumer and fair lending regulations.
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

Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the OCC.
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
Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as FNB, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. In October 2022, the SEC adopted a final regulation implementing the incentive-based recovery (or "clawback") provisions of the Dodd-Frank Act. The final regulation directs stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation paid to current or former executive officers in the event of material non-compliance with any financial reporting requirement under the securities laws, even if there was no misconduct or failure of oversight on the part of an individual executive officer, and to disclose their clawback policies and their actions under those policies. It is anticipated that most SEC registrants will be given until late 2023 or early 2024 to adopt and implement the policies required by the financial regulation. Incentive compensation and sales practices, particularly in connection with certain products and services that are viewed as high-risk from a supervisory perspective, such as cross-selling and overdraft services, continue to be priority issues on the examination and supervision agendas of the CFPB and the federal banking agencies. The scope and content of the U.S. banking regulators' policies on executive compensation may continue to evolve.
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
FNBIA also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor (DOL) under the ERISA, among others. The principal purpose of these regulations is the protection of clients and ERISA plan and individual retirement account assets and beneficiaries, rather than the protection of stockholders and creditors. Significantly, in June 2018, the U.S. Fifth Circuit Court of Appeals vacated the DOL's "fiduciary rule" and related prohibited transaction exemptions. However, on June 29, 2020, the DOL released a proposed prohibited transaction class exemption and associated guidance, intended as the “fiduciary rule[s]” replacement. Under the proposal, investment advice fiduciaries to IRAs and ERISA plans (and similar tax-favored accounts) are permitted to receive variable compensation and other transaction-based fees in connection with providing investment advice as a fiduciary. Also, investment advice fiduciaries are permitted under the proposal to engage in certain principal transactions, without violating the prohibited transaction rules of ERISA and the IRS Code. Further, the proposal called for fiduciary status to be determined under the longstanding five-part test and, unlike the “fiduciary rule,” the regulatory definition of "fiduciary" is not expanded. DOL finalized the proposed exemption in December 2020 and FNBPA and FNTC subsequently conformed their business practices to comply therewith, including applicable DOL transition guidance, to the extent applicable.
Separately, in 2019 the SEC adopted Regulation Best Interest, which, among other things, established a new standard of conduct for a broker-dealer to act in the best interest of a retail consumer when making a recommendation of any securities transaction or investment strategy involving securities to such consumer. The new rule by the SEC requires us to review and possibly modify our compliance activities, which is causing us to incur additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures.
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
On October 21, 2021, the FSOC published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Further, on March 30, 2022 and December 2, 2022, respectively, the FDIC and the FRB issued their own proposed principles for climate risk management, which are applicable to larger banking organizations. Although these risk management principles, if adopted as proposed, would not apply to FNBPA directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations. In the interim, the FRB announced on September 29, 2022 that six of the largest U.S. banking organizations will participate in a climate scenario analysis pilot program in order to assess the resilience of such organizations under various hypothetical scenarios involving physical and transition climate related risks on specific residential and commercial real estate in their portfolios for the purpose of using scenarios on current policies and policies targeting zero emissions by 2050. The FRB states the overriding purpose of the pilot climate risk assessment study is to deepen the understanding of climate risk management practices and advance the development of the capacity to better identify, measure, monitor and manage climate-related risks. The SEC has issued a proposed rule that, if adopted, would require public companies to provide detailed reporting of climate-related risks (material risks and strategic implications), green-house gas emissions and net-zero transition plans (targets pertaining to planned reductions). As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.
In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, in January 2022, North Carolina Governor Roy Cooper issued Executive Order No. 246, which establishes science-based goals of a 50% reduction in greenhouse gas emissions by 2030 and net-zero emissions by 2050 and affirmed the state’s commitment to climate action and environmental justice. Additionally, in June 2022, Maryland’s Climate Solutions Now Act of 2022 went into effect. The Act requires the state to reduce statewide greenhouse gas emissions by, among other things, developing energy efficiency and emissions reduction requirements for certain buildings. Under the Act, Maryland targets a net zero goal by 2045 for greenhouse gas emissions. In July 2022, District of Columbia policymakers approved two bills aimed at decarbonization through reduction of greenhouse gases and setting decarbonization targets for the District’s homes and buildings. Maryland Attorney General Brian E. Frosh and District of Columbia Attorney General Karl A. Racine also both joined a coalition of 19 attorneys general in supporting the SEC’s Proposed Rules for The Enhancement and Standardization of the Climate-Related Disclosure for Investors. State and local climate-related legislative and regulatory initiatives may require us to expend capital to conform to applicable requirements.
Digital Asset Regulation
On January 3, 2023, the federal banking agencies issued additional guidance in the form of a joint statement addressing digital asset-related risks to banking organizations. That statement noted the recent volatility and exposure of vulnerabilities in the digital asset sector and indicated that the agencies are continuing to assess whether or how the digital asset-related activities of banking organizations can be conducted in a safe and sound manner and in compliance with all applicable laws and regulations. The statement stressed that each agency has developed, and expects banking organizations to follow supervisory processes for evaluating proposed and existing digital asset activities. We do not invest in digital assets or so-called cryptocurrencies.
Governmental Policies
The operations of FNB and our subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities and the current Presidential Administration. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. In fact, in the midst of rising inflation and pressure to raise interest rates, in its FOMC policy statement issued on January 26, 2022, the FRB strongly signaled that it would soon be time to raise the target range for the Federal funds rate, and the FOMC has since increased the target Federal funds rate several times to a range of 4.25% to 4.50% as of December 31, 2022. The FOMC signaled that future increases may be appropriate in order to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future. The current Presidential Administration's federal bank regulatory, SEC and consumer protection agency leadership appointees have a philosophical change relative to the prior Presidential Administration with respect to the priorities and approach to supervision, disclosures, compliance and enforcement and other policies which may impact our operations.
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
1. Credit Risk
Our results of operations are significantly affected by the ability of our borrowers to repay their loans.
Lending money is an essential part of the banking business. However, for various reasons, borrowers do not always repay their loans. The risk of non-payment is affected by credit risks of a particular borrower, changes in economic conditions that impact certain geographic markets or industries, fluctuations in interest rates on adjustable-rate loans, the duration of the loan, and in the case of a collateralized loan, uncertainties as to the future value of the collateral.

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
•Mortgage loan production levels are sensitive to changes in economic conditions and activity, strengths or weaknesses in the housing market, changes in FRB monetary policies, interest rate fluctuations and the availability of an active secondary market or originations could shift to adjustable rate products which may be held in the portfolio. Generally, any sustained period of decreased economic activity or higher interest rates could reduce demand for mortgage loans and refinancings. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries, commissions and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
•Future changes to our eligibility to participate in the programs offered by the GSEs and other secondary purchasers, or the loan criteria of the GSEs and other secondary purchasers could also result in a lower volume of corresponding loan originations and sales.
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
2. Market Risk
Interest rates on our outstanding financial instruments might be subject to change based on the replacement of LIBOR, which could adversely affect revenue, expenses, and the value of those financial instruments.
The FCA (the authority that regulates LIBOR) announced that LIBOR will cease after June 30, 2023. The federal banking agencies, including the OCC, have determined that banks must cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks were encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. Further, on March 15, 2022, Congress passed the Adjustable Interest Rate Act to address references to LIBOR in contracts that (i) are governed by U.S. law, (ii) will not mature before June 30, 2023, and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule implementing this legislation that replaces references to LIBOR in financial contracts addressed by the legislation with certain FRB-selected benchmark rates based on SOFR.
A consensus has not yet been reached on what rate or rates may be viewed as acceptable alternatives to LIBOR. The OCC has opined that national banks may use any reference rate for its loans that a bank determines to be appropriate for its funding model and customer needs. The FRB of New York established the ARRC, which has recommended the use of benchmark rates based on SOFR, including a forward-looking term SOFR rate, as alternatives to LIBOR for use in derivatives and other financial contracts that are currently indexed to U.S. dollar-LIBOR. The ARRC has proposed a paced market transition plan from LIBOR to SOFR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. We have a significant number of loans, derivatives and other financial instrument contracts that are indexed to LIBOR and we have created transition plans and executed certain portions of those plans in 2022.
The market transition away from LIBOR to an alternative reference rate, including SOFR (or benchmark rates based on SOFR), is complex and could have a range of adverse effects on our business, financial condition and results of operations. For instance, certain benchmark rates based on SOFR, such as the forward-looking term SOFR rate, are calculated and published by third parties. Because SOFR, and such other benchmark rates based on SOFR, are published by third parties, we have no control over their determination, calculation or publication. There can be no assurance that SOFR, or benchmark rates based on SOFR, will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize such rates as the reference rate for transactions. The impact of this transition, as well as the effect of these developments on our funding costs, loan and investment securities portfolios, asset-liability management, and business, is uncertain.
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
•such changes can affect the ability of borrowers to meet obligations under variable or adjustable-rate loans and other debt instruments and can, in turn, affect our loss rates on those assets;
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
The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. An important function of the FRB is to regulate the national supply of bank credit and certain interest rates through implementation of certain monetary policies. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced in January 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the Federal funds rate over time. The FOMC has since increased the target range seven times throughout 2022. As of December 31, 2022, the target range for the Federal funds rate had been increased to 4.25% - 4.50% and the FOMC signaled that future increases may be appropriate in order to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Our interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. Our most significant interest rate risk may result from a prolonged low-rate environment, as this would generally lead to compression of our net interest margin, reduced net interest income, and devaluation of our deposit base.
Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
Changes in interest rates can impact our mortgage-related revenues and net revenues associated with our mortgage activities. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but also generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. The estimates of revenues produced by models we use to assess the impact of interest rates on mortgage-related revenues are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.
Changes in interest rates could reduce the value of our AFS securities holdings which would increase our accumulated other comprehensive loss and thereby negatively impact stockholders’ equity.
We maintain an investment portfolio consisting of various high-quality liquid fixed-income securities. The total carrying value of the AFS securities portfolio as of December 31, 2022 was $3.3 billion and the estimated duration of the portfolio was approximately 3.5 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of our AFS securities portfolio, a one percent decrease in market rates is projected to increase the market value of the AFS securities portfolio by approximately $118.1 million, while a one percent increase in market rates is projected to decrease the market value of the AFS securities portfolio by approximately $115.4 million. As a result of the rising interest rate environment in 2022, the value of our AFS securities declined as reflected in an increase of $277.2 million in our accumulated other comprehensive loss at December 31, 2022 compared to December 31, 2021. Further increases in market interest rates are expected to further increase our accumulated other comprehensive loss.
3. Liquidity Risk
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
The availability of additional capital or financing will depend on a variety of factors, many of which are outside of our control, such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, marketability of our stock, as well as the possibility that lenders and investors could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of business activity decreases due to economic conditions. Accordingly, there can be no assurance of our ability to expand our operations through organic growth or acquisitions. As such, we may be forced to delay raising capital, issue shorter term securities than desired or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility. In addition, if we decide to raise additional equity capital, it could be dilutive to our existing stockholders.
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

4. Reputational Risk
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
Increased attention to ESG matters also has caused public officials, including certain state attorneys general, treasurers, and legislators, to take various actions to impact the extent to which ESG principles are considered by private investors. For instance, certain states have enacted laws or issued directives designed to penalize financial institutions that the state believes are boycotting certain industries such as the fossil fuel and firearms industries. In addition, a group of state attorneys general has launched a joint investigation into a firm that generates ESG ratings for investment purposes based upon concerns of potential consumer fraud or unfair trade practices. These developments illustrate that ESG-based investing has become a divisive political issue. Shifts in investing priorities based on ESG principles may result in adverse effects on the market price of our securities to the extent that investors that give significant weight to such principles determine that we have not made sufficient progress on ESG matters. Conversely, the market price of our securities may be adversely affected if a government official or agency seeks to limit our business with a certain government entity or initiates an investigation or enforcement action because of what is perceived to be our unwarranted focus on ESG matters.
5. Operational Risk
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
Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in our systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of our noncompliance with contractual and other obligations. Many strategic initiatives, such as development of new products, product enhancements, use of technology, staffing reductions or shortages, changes in business processes and acquisitions of other financial services companies or their assets, could substantially increase operational risk. We are also exposed to operational risk through our outsourcing arrangements, and the effect the changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business. We outsource certain data processing and online and mobile banking services to third-party providers. Those third-party providers could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints, and we have limited ability to control that risk. Control weaknesses or failures or other operational risk could result in charges, increased operational costs, harm to our reputation, inability to secure insurance, civil litigation, regulatory intervention, including enforcement action and enhanced supervisory scrutiny, foregone business opportunities, the loss of customer business, especially if customers are discouraged from using our mobile bill pay, mobile banking and online banking services, or the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information.
Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.
Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the FRB. Throughout 2022 the FOMC raised the target range for the Federal funds rate on seven separate occasions and—citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure—the FOMC has indicated that ongoing increases may be appropriate.
The tightening of the FRB’s monetary policies, including repeated and aggressive increases in the target range for the Federal funds rate as well as the conclusion of the FRB’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of U.S. gross domestic output in 2023. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. Moreover, while commercial real estate values have stabilized as demand has returned to pre-pandemic levels in several markets; the post-pandemic outlook for commercial real estate demand remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment, the reduction of office utilization due to the impact of hybrid working patterns, greater flexibility for work location, and higher prices for commodities, goods and services. In each case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, headwinds for lease rates and landlord cash flows, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.
Our business could be adversely affected by difficult economic conditions in the regions in which we operate.
We operate in seven states and the District of Columbia. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the U.S. as a whole. Challenging macroeconomic, recessionary and employment conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:
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
In addition, although the digital asset marketplace has in recent months experienced substantial instability, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased over the course of the last several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current market downturn. Accordingly, digital asset service providers - which, at present are not subject to the extensive regulation as banking organizations and other financial institutions - have become active competitors for our customers' banking business. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
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
The cost of our day-to-day cybersecurity monitoring and protection systems and controls may increase over time. We may also need to expend substantial resources to comply with the data security breach notification requirements adopted by banking regulators and the states, which have varying levels of individual, consumer, regulatory or law enforcement notification and remediation requirements in certain circumstances in the event of a security breach.
Cybersecurity risks appear to be growing and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current, proposed, or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability.
In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber-attacks that targeted other U.S. companies, including financial services companies much larger than us. Cyber-attacks involving large financial institutions are becoming more common and increasingly sophisticated. Further, threat actors are increasingly seeking to target vulnerabilities in software systems used by large numbers of banking organizations in order to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. In addition, on March 21, 2022, the Biden Administration issued a warning regarding the potential for Russia to engage in malicious cyber activities, specifically including attacks on critical infrastructure such as the financial sector, in response to the international economic sanctions that have been imposed against the Russian government and organizations and individuals within Russia.
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
Cybersecurity risks for financial institutions also have evolved as a result of the increased interconnectedness of operating environments and the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which enhances operational risk and presents the potential for additional structural vulnerabilities. In addition, the adoption of hybrid and remote work environments following the COVID-19 pandemic presents institutions with additional cybersecurity vulnerabilities and risks.
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
We must use estimates, assumptions and judgments when assets are measured and reported at fair value. Assets carried at fair value inherently result in a higher degree of financial statement volatility. Because the assets are carried at fair value, a decline in their value may cause us to incur losses even if the assets in question present minimal risk. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party resources, when available. When such third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relevant inputs. Changes in underlying factors or assumptions in any of the areas underlying these estimates could materially impact our future financial condition and results of operations.
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
The impacts of the pandemic on our business, financial condition and results of operations are likely to continue to change.
The COVID-19 pandemic caused significant disruption in the international and U.S. economies and financial markets and had an adverse effect on our business. The spread of COVID-19 caused death, illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. Activity restrictions imposed in response to the pandemic, as well as other consequences of the pandemic, resulted in significant adverse effects for many different types of businesses, and caused significant disruption of the U.S. workforce, including labor shortages resulting from employee resignations, retirements, layoffs and furloughs, which also impacted the regions in which we operate.
The effects of the COVID-19 pandemic have varied significantly by region, and the extent of the effects of the pandemic on the U.S. and global economies, labor markets and financial markets are likely to continue to change. Future developments will be highly uncertain and cannot be predicted, including the effectiveness of post-pandemic remote working arrangements, third party providers’ ability to continue to support our operations, and any further actions taken by governmental authorities and other third parties. Additionally, although there is a greater understanding of the COVID-19 virus and the US population is much more aware of behaviors to adopt to limit transmission, there remains the prospect, that new, possibly more resilient, or lethal variants, could emerge resulting in widespread lockdowns akin to those in 2020 and similar increased economic, labor, supply chain and other significant disruption which may impact our businesses. Accordingly, the pandemic and related dynamics could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
6. Legal and Compliance Risk
Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.
A U.S. government debt default, threatened debt default, or downgrade of the sovereign credit ratings of the U.S. by credit rating agencies, could have an adverse impact on financial markets, interest rates and economic conditions in the U.S. and worldwide.
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the U.S. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
In addition to affecting the price and liquidity of U.S. government securities, a government default or threat of default could disrupt the market for or affect the pricing of repurchase agreements in U.S. government securities (Repos) a type of secured financing transaction used by many financial institutions, including FNBPA, to manage short-term funding needs, invest short-term cash balances and manage inventories of government securities. Overnight rates on Repo transactions are used by the FRB to calculate SOFR, the benchmark interest rate that is replacing LIBOR on loans and other financial contracts. A disruption in the Repo markets could affect interest rates paid on SOFR-benchmarked loans and payments on swaps and other financial contracts that use SOFR as a benchmark rate.
A debt default or further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could also adversely affect the ability of the U.S. government to support the financial stability of Fannie Mae, Freddie Mac and the FHLBs, with which FNB does business, obtains financing, engages with for sales of mortgages, and in whose securities FNB invests.
Our financial condition and results of operations may be adversely affected by changes in federal, state or local tax rules and regulations, or interpretations.
We are subject to legislative tax rate changes that could increase our effective tax rates. Depending on enactment dates, these law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. The Inflation Reduction Act of 2022 imposed a 15% minimum tax on corporations that earn more than $1 billion per year and a non-deductible 1% excise tax on repurchases of stock by "covered corporations," such as FNB, occurring after December 31, 2022.

Our income tax expense has differed from the tax computed at the U.S. federal statutory income tax rate due primarily to discrete items. The current Presidential Administration's approach to corporate tax rates could affect our future results of operations. Our future effective tax rates could be affected by additional changes in the federal tax rates and in tax rates in jurisdictions where our income is earned, by changes in or our interpretation of tax rules and regulations in the jurisdictions in which we do business, by unexpected negative changes in business and market conditions that could reduce certain tax benefits, or by changes in the valuation of our DTAs and DTLs. Changes in statutory tax rates or DTAs and DTLs may adversely affect our profitability and results of operations in future periods.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current Presidential Administration. The leadership of the federal banking agencies, including the FRB and the OCC, have emphasized that their supervisory charge is not to regulate climate concerns, but rather focus on climate-related risks that are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations regarding banks' risk management practices. The OCC stressed in its 2022 Annual Report that climate-related financial risks pose novel challenges that national banks, together with the OCC, are expected to meet; however, the OCC acknowledged that its focus in this area has purposefully been directed at institutions with more than $100 billion in total assets as risks are more complex and material at such institutions. Relatedly, on March 30, 2022 and December 2, 2022, respectively, the FDIC and FRB issued their own proposed principles for climate risk management, which also are applicable to larger banking organizations.
In light of the foregoing, the largest banks are being encouraged by their regulators to address the climate-related risks that they face by accounting for the effects of climate change in stress testing scenarios and systematic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, evaluating the impact of climate change on the bank's borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties, incorporating climate-related financial risk into the bank's internal reporting, monitoring and escalation process, planning for transition risk posed by the adjustments to a low-carbon economy, and investing in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Further, the FRB is in the process of developing scenario analysis to model the possible financial risks associated with climate change. Although the stress testing and risk assessment processes should not initially apply to a banking organization of our size, as we continue to grow and expand the scope of our operations, our regulators generally will expect us to enhance our internal control programs and processes, including with respect to stress testing under a variety of adverse scenarios and related capital planning. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to us, we would expect to experience increased compliance costs and other compliance-related risks.
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
We operate in a highly regulated environment and our businesses are subject to supervision, regulation, enforcement and prosecution by several governmental agencies, including the SEC, FRB, OCC, CFPB, FDIC, FSOC, DOJ, UST, FINRA, HUD and state attorneys general and banking, financial services, and securities regulators. Regulations are generally intended to provide protection for depositors, borrowers and other customers, as well as the stability of the financial services industry, rather than for investors in our securities. We are subject to changes in federal and state law, regulations, governmental policies, agency supervisory and enforcement policies and priorities, and tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit our growth and the return to investors by restricting such activities as, for example:
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
Members of Congress and the leadership of the OCC, FDIC and CFPB have expressed a heightened interest in bank overdraft protection programs. The CFPB has used its supervision process to obtain additional information about financial institutions' overdraft practices and has indicated that it intends to pursue enforcement actions against financial institutions, and their executives, that oversee overdraft practices that are deemed to be unlawful. The CFPB also has published guidance containing instructions for financial institutions to avoid the imposition of unlawful overdraft fees. These actions are a component of the CFPB’s broader supervision and enforcement initiative targeting so-called consumer “junk fees.” In addition, the OCC has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.
In response to this increased congressional and regulatory scrutiny of the financial services industry, and in anticipation of possible enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk. Despite our effort to modify our overdraft practices to conform to recent regulatory guidance and expectations, we may remain subject to regulatory criticism and negative public reaction through our continued offering of these products and services.

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
Our Articles of Incorporation and By-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, our Articles of Incorporation and By-laws:
•require shareholders to give us advance notice to nominate candidates for election to our Board of Directors or to solicit proxies in support of such candidates, or to make shareholder proposals at a shareholders’ meeting;
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
7. Strategic Risk
If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
To achieve our past levels of growth, we have focused on both organic growth and acquisitions. We may not be able to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to obtain the financing necessary to fund additional growth. Various factors, such as economic conditions, regulatory and other governmental concerns, and competition, may impede or prohibit the opening of new retail branches or optimizing our existing branch network. Further, we may be unable to attract and retain experienced bankers, which could adversely affect our organic growth. If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy which encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and Bank Merger Act and adopt a plan for revitalization of such practices. In response, on March 25, 2022, the FDIC issued a request for information on the effectiveness of the existing framework for evaluating bank mergers and acquisitions under the FDI Act with particular focus on the increase in asset concentration among banking organizations with more than $100 billion in total assets. The OCC is considering conditioning the agency’s approvals of mergers and acquisitions involving larger regional banking organizations (i.e., those with $500 billion or more in total assets) on “actions and credible commitments”—which would result in such mergers being subject to regulatory requirements similar to those which apply to mergers involving Global Systemically Important Banks (or G-SIBs). Further, the Federal Trade Commission (FTC) and DOJ announced in January 2022 a joint public inquiry aimed at strengthening the agencies’ enforcement against mergers that would violate the federal antitrust laws. As a result, the FTC and DOJ are believed to be more closely evaluating proposed mergers and acquisitions, including within the financial services sector, that have the potential to limit competition. The timing and prospects for the formal adoption by the federal banking agencies of modified regulatory standards for the evaluation of bank mergers and acquisitions is uncertain at this time. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for merger application review may adversely affect the marketplace for such transactions, could result in future applications being delayed, impeded or restricted in certain respects and could result in new rules that possibly limit the size of financial institutions we may be able to acquire in the future or alter the terms for such transactions. In addition, recessionary concerns, lower stock valuations, and concerns about a highly politicized regulatory and governmental enforcement environment could limit bank merger activity.
8. Merger-Related Risk
Integrating our business with that of Howard and Union may fail to realize the anticipated benefits and cost savings of the merger, which may adversely affect our business results and negatively affect the value of our common stock following the merger.
The success of the mergers, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses within our projected timeframe in a manner that permits growth opportunities and does not materially disrupt existing customer relationships, impair our reputation or brand, or result in decreased revenues due to loss of customers. Failure to achieve the anticipated benefits of the merger in the timeframes projected could result in significantly increased costs and decreased revenues.
The merger may not be accretive, and may be dilutive, to our earnings per share, which may negatively affect the market price of our common stock.
We currently expect the mergers to be accretive to earnings per share in the first full calendar year after closing (excluding one-time charges). This expectation, however, is based on preliminary estimates which may materially change. We may encounter additional transaction- and integration-related costs or other factors such as failing to realize all of the benefits anticipated in the merger or we may be subject to other factors that affect preliminary estimates or our ability to realize operational efficiencies. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of our common stock.
Our decisions regarding the valuation associated with Howard Bank and Union Banks' loan portfolios could be incorrect and our credit mark may be inadequate, which may adversely affect the financial condition and results of operations of the combined company after the closing of the merger.
Before signing the merger agreement, we conducted extensive due diligence on a significant portion of the Howard and Union Banks' loan portfolios. However, our review did not encompass each and every loan in the Howard and Union Banks' loan portfolios. In accordance with customary industry practices, we evaluated the Howard and Union Banks' loan portfolios based on various factors including, among other things, historical loss experience, economic risks associated with each loan category, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, and general economic conditions, both local and national. During this process and based on our credit underwriting experience, our management made various subjective assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness and financial condition of the borrowers, the value of the real estate, which is obtained from independent appraisers, other assets serving as collateral for the repayment of the loans, the existence of any guarantees and indemnifications and the economic environment in which the borrowers operate. In addition, the effects of probable decreases in expected principal cash flows on the Howard and Union Banks' loans were considered as part of our evaluation. If these assumptions and judgments turn out to be incorrect, including as a result of the fact that our due diligence review did not cover each individual loan, our estimated credit mark against the Howard and Union Banks' loan portfolios in total may be insufficient to cover actual loan losses after the merger is completed, and adjustments may be necessary to allow for different economic conditions or adverse developments in the Howard and Union Banks' loan portfolios.
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

The operating leases for the branches/retail offices of the Community Banking segment expire at various dates through the year 2051 and generally include options to renew. We have other operating leases that have not commenced, including the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. For additional information regarding the lease commitments, see Note 11, “Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Following is a table that shows the branches/retail offices, by state, and the branches/retail offices owned and leased for the Community Banking segment:

December 31, 2022	Community Banking
Pennsylvania	184
Ohio	28
Maryland	31
West Virginia	2
North Carolina	96
South Carolina	5
Washington, D.C.	1
Virginia	1
Total number of branches/retail offices	348
Total branches/retail offices owned	194
Total branches/retail offices leased	154
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
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 17, “Commitments, Credit Risk and Contingencies” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report, and which is incorporated herein by reference in response to this Item.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age and principal occupation for each of our executive officers as of January 31, 2023 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	58	President and Chief Executive Officer of FNB; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	60	Chief Financial Officer of FNB; Executive Vice President of FNBPA

Gary L. Guerrieri	62	Chief Credit Officer of FNB; Executive Vice President of FNBPA

James G. Orie	64	Chief Legal Officer and Corporate Secretary of FNB; Executive Vice President of FNBPA

James L. Dutey	49	Corporate Controller and Senior Vice President of FNB

David B. Mitchell, II	65	Chief Wholesale Banking Officer of FNBPA

Barry C. Robinson	59	Chief Consumer Banking Officer of FNBPA
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

PART II.

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “FNB.” As of January 31, 2023, there were 15,244 holders of record of our common stock. In April 2022, our Board of Directors authorized an additional $150 million available to repurchase shares of our common stock, bringing the total amount authorized for repurchase to $300 million.
The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.
We did not purchase any of our own equity securities during the fourth quarter of 2022.

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲) and Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2017, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

# Total Return Performance

250
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
F.N.B. Corporation
S&P MidCap 400 Index
KBW NASDAQ Regional Banking Index
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
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business, economic and political circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) actions by the FRB, FDIC, CFPB, UST, OCC and other governmental agencies, especially those that impact money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economy in general and regional and local economies within our market area; (iv) inflation concerns; (v) the impacts of tariffs or other trade policies of the U.S. or its global trading partners; and (vi) the sociopolitical environment in the U.S.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
•Competition can have an impact on customer acquisition, growth and retention, and on credit spreads, deposit gathering and product pricing, which can affect market share, loans, deposits and revenues. Our ability to anticipate, react quickly and continue to respond to technological changes and potential additional COVID-19 challenges can also impact our ability to respond to customer needs and meet competitive demands.
•Business and operating results can also be affected by widespread natural and other disasters, pandemics and post-pandemic return to normalcy, global events, including the Ukraine-Russia conflict, shortages of labor, supply chain disruptions and shipping delays, terrorist activities, system failures, security breaches, significant political events, cyber-attacks or international hostilities through impacts on the economy and financial markets generally, or on us or our counterparties specifically.
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

◦Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries. These matters may result in monetary judgments or settlements, enforcement actions or other remedies, including fines, penalties, restitution or alterations in our business practices, and in additional expenses and collateral costs, and may cause reputational harm to FNB.
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
The risks identified here are not exclusive or the types of risks we may confront and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections in this Annual Report on Form 10-K (including the MD&A section), our subsequent 2023 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings or the SEC's website at www.sec.gov. More specifically, our forward-looking statements may be subject to the evolving risks and uncertainties related to the COVID-19 pandemic and its macro-economic impact and the resulting governmental, business and societal responses to it. We have included our web address as an inactive textual reference only. Information on our website is not part of this Report.

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
Fair value represents the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. We use significant and complex estimates, assumptions and judgments when assets and liabilities are required to be recorded at or adjusted to fair value. Where available, fair value and information used to record valuation adjustments for certain assets or liabilities is based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists. When such third-party information is not available, we may estimate fair value by using cash flow and other financial modeling techniques. Our assumptions about what a market participant would use in pricing an asset or liability is developed based on the best information available in the circumstances. These estimates are inherently subjective and can result in significant changes in the fair value estimates over the life of the asset or liability. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility.
See Note 1, “Summary of Significant Accounting Policies” and Note 26, “Fair Value Measurements” in the Notes to Consolidated Financial Statements for further discussion of accounting for financial instruments.

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
In connection with the preparation of the year-end 2022 financial statements, we completed our annual goodwill impairment test as of October 1, 2022. No impairment was identified in any of our reporting units. We also performed a qualitative analysis through year-end and concluded that it was not more-likely-than-not that the fair value of one or more of our reporting units was below its respective carrying amount, and therefore no triggering event has occurred, as of December 31, 2022.
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
See Note 1, “Summary of Significant Accounting Policies” and Note 10, “Goodwill and Other Intangible Assets” in the Notes to Consolidated Financial Statements for further discussion of accounting for goodwill and other intangible assets.
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

See Note 1, “Summary of Significant Accounting Policies” and Note 20, “Income Taxes” in the Notes to Consolidated Financial Statements for further discussion of accounting for income taxes.
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
Litigation expense represents a key area of judgment and is subject to uncertainty and factors outside of our control. Significant judgment is required in making these estimates and our financial liabilities may ultimately be more or less than the current estimate. See our policy on establishing accruals for litigation in Note 17, "Commitments, Credit Risk and Contingencies" in the Notes to Consolidated Financial Statements.
Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2022 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.
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
Management believes items such as merger expenses, initial provision for non-PCD loans acquired, branch consolidation costs, loss on early debt extinguishment, COVID-19 expenses and gains on sale of Visa class B shares are not organic to run our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. The merger expenses and branch consolidation costs principally represent expenses to satisfy contractual obligations of the acquired entity or closed branch without any useful ongoing benefit to us. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. Similarly, gains derived from the sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special Company initiatives to support our employees and the communities we serve during an unprecedented time of a pandemic.
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP). Taxable-equivalent amounts for the 2022, 2021 and 2020 periods were calculated using a federal statutory income tax rate of 21%.

OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of December 31, 2022, we had 348 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.
FINANCIAL SUMMARY
For the full-year of 2022, net income available to common stockholders was $431.1 million, or $1.22 per diluted common share. Comparatively, full-year 2021 net income available to common stockholders totaled $396.6 million, or $1.23 per diluted common share. On an operating basis, full-year 2022 earnings per diluted common share (non-GAAP) was $1.40, excluding $80.8 million of significant items. Operating earnings per diluted common share (non-GAAP) for the full year of 2021 was $1.24, excluding $4.4 million of significant items.
During 2022, we grew loans by $5.3 billion bringing total assets to nearly $44 billion through a strategic combination of footprint-wide organic growth and two value-adding acquisitions. Our full-year operating earnings per diluted common share (non-GAAP) of $1.40 was the highest level in recent company history, led by record revenue of $1.4 billion. As a result of our strong profitability and focus on shareholder value creation, we returned over $220 million to shareholders through common dividends and our active share repurchase program. The steadfast focus on our disciplined credit culture was evidenced by total delinquencies ending the year at 71 basis points, net charge-offs of 6 basis points for the full year, and a reserve coverage ratio of 1.33% at year end. The strength of our balance sheet coupled with the momentum produced by our consistent performance puts us in an advantageous position as we continue to navigate changing economic conditions.
In January 2022, we acquired Howard, located in Baltimore City, Maryland, including its wholly-owned bank subsidiary, Howard Bank, adding loans and deposits of $1.8 billion for both measures to the balance sheet. In December 2022, we acquired Union, located in Greenville, North Carolina, including its wholly-owned bank subsidiary, Union Bank, adding loans and deposits with estimated fair values of $651 million and $956 million, respectively.
Income Statement Highlights (2022 compared to 2021)
•Record total revenue of $1.4 billion, an increase of $206.4 million, or 16.7%, led to net income available to common stockholders of $431.1 million, an increase of $34.5 million, or 8.7%, and operating net income available to common stockholders (non-GAAP) of $494.9 million, an increase of $94.8 million, or 23.7%.
•Earnings per diluted common share was $1.22, compared to $1.23, a decrease of 0.8%, as average diluted common shares outstanding increased 30.6 million shares, primarily due to the Howard and Union acquisitions.
•Operating earnings per diluted common share (non-GAAP) was $1.40, compared to $1.24, an increase of 12.9%.
•Net interest income was $1.1 billion, compared to $906.5 million, up 23.5%, as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet and higher yields on new loan originations and investment securities purchases.
•Net interest margin (FTE) (non-GAAP) increased 35 basis points to 3.03% from 2.68%. The FOMC raised the target federal funds rate by a total of 425 basis points in 2022. The yield on earning assets (non-GAAP) increased 50 basis points to 3.47%, reflecting variable-rate loans that repriced upwards in 2022, as well as higher yields on new loan originations, investment securities and excess cash balances, partially offset by significant reductions in PPP contributions. The cost of funds increased 16 basis points to 0.46% due to the cost of interest-bearing deposits increasing 26 basis points to 0.49%, and long-term debt increasing 121 basis points primarily from the August 2022 offering of $350 million in senior notes. These increases in the cost of interest-bearing deposits and borrowings were partially offset by strong growth in non-interest-bearing deposits.

•Non-interest income was $323.6 million, decreasing $6.9 million, or 2.1%, compared to a record level of $330.4 million in the prior year, primarily due to decreases in mortgage banking operations income and SBA premium income, with both being impacted by the higher interest rate environment, partially offset by an increase in service charges and wealth management revenues.
•Non-interest expense was $826.4 million, compared to $733.2 million. Excluding significant items totaling $52.3 million in 2022 and $4.4 million in 2021, operating non-interest expense (non-GAAP) increased $45.4 million, or 6.2%. Occupancy and equipment increased $16.1 million, or 12.6%, primarily from technology-related investments and the acquired Howard and Union expense bases.
•The provision for credit losses totaled $64.2 million, compared to $0.6 million, including $28.5 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions in 2022. The increase was also due to coverage for significant loan growth, as well as CECL-related model impacts from forecasted macroeconomic slowdown and lower prepayment speed assumptions.
•Net charge-offs totaled $16.2 million, or 0.06% of total average loans, compared to $13.9 million, or 0.06%, in 2021.
•Income tax expense increased $15.1 million, or 15.4%, primarily due to higher pre-tax earnings. The effective tax rate was 20.6%, compared to 19.6% in 2021. The increase was driven by higher pre-tax earnings, higher state income taxes and increased FDIC insurance deduction disallowance.
•The efficiency ratio (non-GAAP) was 52.1%, compared to 57.2%.
•Return on average tangible common equity ratio (non-GAAP) was 15.3%, compared to 15.5%.
Balance Sheet Highlights (period-end balances, 2022 compared to 2021, unless otherwise indicated)
•Total assets were $43.7 billion, compared to $39.5 billion, an increase of $4.2 billion, or 10.7%, primarily from organic growth in loans and the Howard and Union acquisitions.
•Period-end total loans and leases, increased $5.3 billion, or 21.2%, which includes Howard acquired loans ($1.8 billion as of the January 22, 2022 acquisition date) and the Union acquired loans ($651 million as of the December 9, 2022 acquisition date). Commercial loans and leases increased $2.8 billion, or 17.2%, even with the decline in PPP loans, and consumer loans increased $2.5 billion, or 29.0%. PPP loans totaled $25.7 million at December 31, 2022, compared to $336.6 million at December 31, 2021. FNB’s strong organic loan growth in 2022 was driven by our strategy to grow high-quality loans across our diverse geographic footprint.
•Average loans totaled $27.8 billion, an increase of $2.8 billion, or 11.0%, due to healthy organic growth across our footprint. Growth in average commercial loans totaled $927.0 million, or 5.5%, including growth of $964.9 million, or 9.9%, in commercial real estate partially offset by a decline of $113.9 million, or 1.7%, in commercial and industrial loans, reflecting average PPP loans declining $1.4 billion. Growth in total average consumer loans totaled $1.8 billion, or 22.5%, and was due to an increase in residential mortgage loans of $1.1 billion, or 31.5%, direct home equity installment loans of $533.8 million, or 24.9%, and indirect installment loans of $162.1 million, or 13.3%.
•Total average securities were $7.1 billion, compared to $6.2 billion, an increase of $914.8 million, or 14.7%.
•Total average deposits grew $3.0 billion, or 9.7%, led by growth of $1.5 billion, or 15.4%, in non-interest-bearing deposits, $1.1 billion, or 7.8%, in interest-bearing demand deposits and $533.5 million, or 15.5%, in savings deposits, driven by solid organic growth in customer relationships, as well as the Howard and Union acquisitions. Average time deposits declined $204.1 million, or 6.4%, as customer preferences had shifted to more liquid accounts, however, customers' preferences are beginning to shift back to time deposits as interest rates increase.
•The ratio of loans to deposits was 87.0%, compared to 78.7%, as loan growth outpaced deposit growth. Additionally, the deposit funding mix remained stable with non-interest-bearing deposits totaling 34% of total deposits. Cash and cash equivalents balances decreased $1.8 billion to $1.7 billion due primarily to funding the organic growth of loans and leases as well as the growth in investment securities.
•The dividend payout ratio for 2022 was 39.54%, compared to 39.20%.

•We repurchased nearly 3.3 million shares of our common stock at a weighted average share price of $12.77 for $42.8 million. In April 2022, our Board of Directors approved an additional $150 million for the repurchase of our common stock to be added to our existing share repurchase program, bringing the total authorization to $300 million. There currently is $175.6 million of the authorized amount remaining for future repurchase activity.
•The ratio of the ACL to total loans and leases was 1.33%, compared to 1.38%, a reflection of the strong loan growth. The ACL on loans and leases totaled $402 million at December 31, 2022, compared to $344 million with the increase driven by significant loan growth, CECL-related model impacts from forecasted macroeconomic slowdown and lower prepayment speed assumptions, as well as the initial ACL related to the Howard and Union acquisitions.
•Tangible book value per share (non-GAAP) of $8.27 decreased 3.7% from year-end 2021. AOCI reduced the tangible book value per common share by $0.99 as of December 31, 2022, compared to $0.19 at the end of 2021, primarily due to the increase in unrealized losses on AFS securities resulting from the higher interest rate environment.
•The CET1 regulatory capital ratio was 9.82%, down from 9.92%, primarily due to the significant loan growth in 2022.
TABLE 1

Year-to-Date Results Summary	2022	2021
Reported results
Net income available to common stockholders (millions)	$431.1	$396.6
Net income per diluted common share	1.22	1.23
Book value per common share (period-end)	15.39	15.81
Common equity tier 1 capital ratio	9.8%	9.9%
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$494.9	$400.0
Operating net income per diluted common share	1.40	1.24
Average diluted common shares outstanding (thousands)	354,052	323,481
Significant items impacting earnings (1) (millions)
Pre-tax merger-related expenses	$(45.3)	$(1.8)
After-tax impact of merger-related expenses	(35.8)	(1.4)
Pre-tax provision expense related to acquisitions	(28.5)	—
After-tax impact of provision expense related to acquisitions	(22.5)	—
Pre-tax branch consolidation costs	(7.0)	(2.6)
After-tax impact of branch consolidation costs	(5.5)	(2.1)
Total significant items pre-tax	$(80.8)	$(4.4)
Total significant items after-tax	$(63.8)	$(3.5)
Capital measures
Common equity tier 1	9.82%	9.92%
Tangible common equity to tangible assets (period-end) (non-GAAP)	7.24	7.36
Tangible book value per common share (period-end) (non-GAAP)	$8.27	$8.59
(1) Favorable (unfavorable) impact on earnings

Industry Developments
INFLATION REDUCTION ACT
On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA introduces a 15% corporate alternative minimum tax (AMT) based primarily on consolidated adjusted GAAP net income with a minimum threshold of $1 billion. The corporate AMT provisions are effective for taxable years beginning after December 31, 2022. The details of the computation will be subject to regulations to be issued by the UST. Our current net income levels are well below the $1 billion threshold, but we will monitor regulatory developments and will continue to evaluate the impact, if any, of the corporate AMT.
The IRA imposes a 1% excise tax on the fair market value of stock repurchases made by covered corporations after December 31, 2022. The total taxable value of shares repurchased is reduced by the fair market value of any newly issued shares during the taxable year, including stock issued to employees.
LIBOR and SOFR
The FCA, who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. Dollar LIBOR, the FCA announced that certain LIBOR tenors will continue to be published through June 30, 2023. Bank regulators, in a joint statement urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York has created a working group called the ARRC to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC has recommended the use of SOFR as a replacement index for LIBOR.
On March 15, 2022, the Adjustable Interest Rate Act (the LIBOR Act) was signed into law. The LIBOR Act establishes a uniform national approach for replacing LIBOR in legacy contracts that do not provide for the use of a clearly defined replacement benchmark rate. The LIBOR Act also directs the FRB to issue regulations to implement the legislation addressed by this Act.
We have LIBOR exposure in various agreements, including variable rate loans, derivatives and debt we issued and acquired. We created an internal transition team that is managing our transition away from LIBOR. This transition team is a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, as well as representatives from loan operations, information technology, legal, finance and other support functions. The transition team determined that the primary index to be utilized for loans will be SOFR-based.
Beginning in September 2020, adjustable rate mortgage loans have been originated with SOFR as the underlying index. We started originating commercial loans utilizing SOFR and other indices in the fourth quarter of 2021 and, effective January 1, 2022, ceased origination of LIBOR-based loans. For all existing LIBOR-based loans, remediation efforts are scheduled to be completed by June 30, 2023.
Our transition team continues to work within the guidelines established by the FCA and ARRC to provide for a smooth transition away from LIBOR.

RESULTS OF OPERATIONS
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Net income available to common stockholders for 2022 was $431.1 million or $1.22 per diluted common share, compared to net income available to common stockholders for 2021 of $396.6 million or $1.23 per diluted common share. Operating earnings per diluted common share (non-GAAP) was $1.40 for 2022 compared to $1.24 for 2021. The results for 2022 included net interest income of $1.1 billion, a 23.5% increase from 2021, driven by strong earning asset growth and a significantly higher interest rate environment, provision for credit losses of $64.2 million including $28.5 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions, $7.0 million of branch consolidation expenses and $45.3 million of merger-related expenses. In comparison, the results for 2021 included the impact of $2.6 million of branch consolidation expenses and $1.8 million of merger-related expenses. Average diluted common shares outstanding increased 30.6 million shares, or 9.5%, to 354.1 million shares for 2022 primarily from our acquisitions of Howard and Union.
The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:
TABLE 2

	Year Ended December 31		$ Change	% Change
(in thousands, except per share data)	2022	2021
Net interest income	$1,119,780	$906,476	$213,304	23.5%
Provision for credit losses	64,206	629	63,577	10,108
Non-interest income	323,553	330,419	(6,866)	(2.1)
Non-interest expense	826,392	733,168	93,224	12.7
Income taxes	113,626	98,496	15,130	15.4
Net income	439,109	404,602	34,507	8.5
Less: Preferred stock dividends	8,041	8,041	—	—
Net income available to common stockholders	$431,068	$396,561	$34,507	8.7%
Earnings per common share – Basic	$1.23	$1.24	$(0.01)	(0.8)%
Earnings per common share – Diluted	1.22	1.23	(0.01)	(0.8)
Cash dividends per common share	0.48	0.48	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

Year Ended December 31	2022	2021
Return on average equity	8.02%	8.04%
Return on average tangible common equity (2)	15.31	15.53
Return on average assets	1.05	1.05
Return on average tangible assets (2)	1.14	1.14
Book value per common share (1)	$15.39	$15.81
Tangible book value per common share (1) (2)	8.27	8.59
Equity to assets (1)	12.93%	13.03%
Average equity to average assets	13.05	13.04
Common equity to assets (1)	12.68	12.76
Tangible equity to tangible assets (1) (2)	7.50	7.65
Tangible common equity to tangible assets (1) (2)	7.24	7.36
Common equity tier 1 capital ratio (1)	9.82	9.92
Dividend payout ratio	39.54	39.20
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Year Ended December 31
	2022			2021			2020
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$2,174,415	$24,005	1.10%	$2,723,493	$3,732	0.14%	$470,466	$1,910	0.41%
Federal funds sold	500	29	5.81	—	—	—	—	—	—
Taxable investment securities (1)	6,126,544	115,956	1.89	5,131,473	85,633	1.67	5,038,547	106,266	2.11
Tax-exempt investment securities (1) (2)	1,010,819	34,508	3.41	1,091,130	37,408	3.43	1,132,307	40,121	3.54
Loans held for sale	189,360	8,151	4.30	227,181	8,276	3.64	212,328	9,817	4.62
Loans and leases (2) (3)	27,829,166	1,113,593	4.00	25,075,559	880,609	3.51	25,211,191	984,662	3.91
Total interest-earning assets (2)	37,330,804	1,296,242	3.47	34,248,836	1,015,658	2.97	32,064,839	1,142,776	3.56
Cash and due from banks	429,741			386,648			359,936
Allowance for credit losses	(377,252)			(363,462)			(350,309)
Premises and equipment	405,023			338,644			336,117
Other assets	4,166,392			3,992,426			4,196,847
Total assets	$41,954,708			$38,603,092			$36,607,430
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,951,905	78,599	0.53	$13,866,846	18,676	0.13	$12,161,766	57,224	0.47
Savings	3,976,285	8,512	0.21	3,442,809	664	0.02	2,890,440	2,822	0.10
Certificates and other time	3,004,482	21,410	0.71	3,208,586	27,875	0.87	4,261,738	72,825	1.71
Total interest-bearing deposits	21,932,672	108,521	0.49	20,518,241	47,215	0.23	19,313,944	132,871	0.69
Short-term borrowings	1,427,361	24,535	1.72	1,660,070	26,675	1.61	2,515,558	38,504	1.53
Long-term borrowings	836,154	32,118	3.84	924,090	24,344	2.63	1,473,708	36,849	2.50
Total interest-bearing liabilities	24,196,187	165,174	0.68	23,102,401	98,234	0.43	23,303,210	208,224	0.89
Non-interest-bearing demand	11,639,499			10,090,117			8,004,557
Total deposits and borrowings	35,835,686		0.46	33,192,518		0.30	31,307,767		0.66
Other liabilities	643,179			377,386			395,363
Total liabilities	36,478,865			33,569,904			31,703,130
Stockholders’ equity	5,475,843			5,033,188			4,904,300
Total liabilities and stockholders’ equity	$41,954,708			$38,603,092			$36,607,430
Net interest-earning assets	$13,134,617			$11,146,435			$8,761,629
Net interest income (FTE) (2)		1,131,068			917,424			934,552
Tax-equivalent adjustment		(11,288)			(10,948)			(12,470)
Net interest income		$1,119,780			$906,476			$922,082
Net interest spread			2.79%			2.54%			2.67%
Net interest margin (2)			3.03%			2.68%			2.91%
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
(3)Average loans and leases consist of average total loans, including non-accrual loans, less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) of $1.1 billion for 2022 increased $213.6 million, or 23.3%, from $917.4 million for 2021 as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet and higher yields on new loan originations and investment securities purchases. Average interest-earning assets of $37.3 billion increased $3.1 billion, or 9.0%, from 2021, primarily driven by an increase of $2.8 billion in average loans and leases which included organic growth combined with loans added from the Howard and Union acquisitions. Average interest-bearing liabilities of $24.2 billion increased $1.1 billion, or 4.7%, from 2021, driven by an increase of $1.4 billion in average interest-bearing deposits which included organic growth in new and existing customer relationships, and inflows from the Howard and Union acquisitions, partially offset by a decrease in average borrowings of $320.6 million. Our net interest margin FTE (non-GAAP) was 3.03% for 2022, compared to 2.68% for 2021, as the yield on earning assets increased 50 basis points to 3.47%, reflecting variable-rate loans that repriced upwards in 2022, as well as higher yields on new loan originations, investment securities and excess cash balances, partially offset by significant reductions in PPP contributions. The total cost of funds increased 16 basis points to 0.46%, due to a 26 basis point increase in interest-bearing deposit costs and long-term debt increasing 121 basis points primarily from the August 2022 offering of $350 million aggregate principal amount of 5.150% fixed-rate senior notes due in 2025, partially offset by strong growth in average non-interest-bearing deposits which increased $1.5 billion, or 15.4%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 5

	2022 vs 2021			2021 vs 2020
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(752)	$21,025	$20,273	$3,087	$(1,265)	$1,822
Federal funds sold	15	14	29	—	—	—
Securities (2)	14,637	12,786	27,423	1,405	(24,751)	(23,346)
Loans held for sale	(1,004)	879	(125)	1,433	(2,974)	(1,541)
Loans and leases (2)	88,865	144,119	232,984	(13,799)	(90,254)	(104,053)
Total interest income (2)	101,761	178,823	280,584	(7,874)	(119,244)	(127,118)
Interest Expense (1)
Deposits:
Interest-bearing demand	1,021	58,902	59,923	2,576	(41,124)	(38,548)
Savings	91	7,757	7,848	94	(2,252)	(2,158)
Certificates and other time	(1,192)	(5,273)	(6,465)	(11,465)	(33,485)	(44,950)
Short-term borrowings	(3,747)	1,607	(2,140)	(12,380)	551	(11,829)
Long-term borrowings	(2,325)	10,099	7,774	(13,558)	1,053	(12,505)
Total interest expense	(6,152)	73,092	66,940	(34,733)	(75,257)	(109,990)
Net change (2)	$107,913	$105,731	$213,644	$26,859	$(43,987)	$(17,128)
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
Interest income on an FTE basis (non-GAAP) of $1.3 billion for 2022, increased $280.6 million or 27.6% from 2021, resulting from the 2022 interest rate increases by the FOMC and an increase in interest-earning assets of $3.1 billion. The increase in earning assets was primarily driven by a $2.8 billion, or 11.0%, increase in average loans and an increase in average securities of $914.8 million. Growth in total average commercial loans included $964.9 million, or 9.9%, in commercial real estate, partially offset by a decline of $113.9 million, or 1.7%, in commercial and industrial loans, reflecting average PPP loans declining $1.4 billion. Commercial loan origination activity was led by the Cleveland, Pittsburgh and South Carolina markets, with the acquired Howard and Union loans also adding to portfolio balances. Average consumer loans increased $1.8 billion, or

22.5%, with an increase in residential mortgage loans of $1.1 billion, or 31.5%, direct home equity installment loans of $533.8 million, or 24.9%, and indirect installment loans of $162.1 million, or 13.3%, driven by a combination of the Howard and Union acquisitions and organic loan origination activity. Additionally, the net increase in the securities portfolio was a result of management's strategy to deploy excess liquidity into higher yielding securities, as average securities increased $914.8 million, or 14.7%. For 2022, the yield on average earning assets (non-GAAP) increased 50 basis points to 3.47%, compared to 2021, reflecting variable-rate loans that repriced upwards in 2022, as well as higher yields on new loan originations, investment securities and excess cash balances, partially offset by significant reductions in PPP contributions.
Interest expense of $165.2 million for 2022 increased $66.9 million, or 68.1%, from 2021 primarily due to an increase in rates paid and an increase in average interest-bearing deposits. The growth in average deposits reflected inflows from the Howard and Union acquisitions and solid organic growth in new and existing customer relationships. Average interest-bearing deposits increased $1.4 billion, or 6.9%, which reflects the benefit of solid organic growth in customer relationships and the addition of Howard and Union. Average time deposits declined $204.1 million, or 6.4%, as customer preferences had shifted away from higher rate certificates of deposit to lower yielding, more liquid products, however, customers' preferences are beginning to shift back to certificates of deposits as interest rates increase. Average long-term borrowings decreased $87.9 million, or 9.5%, primarily due to a decrease of $234.5 million in long-term FHLB borrowings, partially offset by increases of $123.5 million in senior debt resulting from the issuance of $350 million in 5.150% fixed rate senior notes during August 2022 and $25.8 million in subordinated debt resulting from $25.0 million acquired in the Howard acquisition and $31.0 million acquired in the Union acquisition. The rate paid on interest-bearing liabilities increased 25 basis points to 0.68% for 2022, compared to 0.43% for 2021. Similarly, the cost of interest-bearing deposits increased 26 basis points from 0.23% to 0.49%. These increases were primarily a result of the interest rate actions taken by the FOMC, combined with the issuance of senior debt in August 2022.
Provision for Credit Losses
The provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb probable life-of-loan losses inherent in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs for the years 2020 through 2022:
TABLE 6

			2022 vs 2021			2021 vs 2020
(dollars in thousands)	2022	2021	$ Change	% Change	2020	$ Change	% Change
Provision for credit losses (on loans and leases)	$61,800	$(4,853)	$66,653	1,373%	$121,756	$(126,609)	(104)%
Provision for unfunded loan commitments	2,230	5,472	(3,242)	(59)	1,046	4,426	423
Provision for credit losses	$64,030	$619	$63,411	10,244%	$122,802	$(122,183)	(99)%
Net loan charge-offs	$16,151	$13,949	$2,202	16%	$59,808	$(45,859)	(77)%
Net loan charge-offs / total average loans and leases	0.06%	0.06%			0.24%
Provision for credit losses of $64.0 million during 2022 increased $63.6 million from 2021. The 2022 provision for credit losses is comprised of a $61.8 million provision for loans and leases outstanding and a $2.2 million provision for unfunded loan commitments. The increase reflects $28.5 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions, significant loan growth, as well as CECL-related model impacts from forecasted macroeconomic slowdown and lower prepayment speed assumptions. The provision for unfunded loan commitments was down from a slight year-over-year decline in expected loss in certain segments that also experienced higher utilization. Net charge-offs of $16.2 million for 2022 increased $2.2 million from 2021, with both years at historically low levels of 0.06% of total average loans and leases. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the years 2020 through 2022 is presented in the following table:
TABLE 7

			2022 vs 2021			2021 vs 2020
(dollars in thousands)	2022	2021	$ Change	% Change	2020	$ Change	% Change
Service charges	$137,698	$121,735	$15,963	13.1%	$108,146	$13,589	12.6%
Trust services	39,033	37,370	1,663	4.5	31,249	6,121	19.6
Insurance commissions and fees	24,253	25,522	(1,269)	(5.0)	24,212	1,310	5.4
Securities commissions and fees	23,715	22,207	1,508	6.8	17,441	4,766	27.3
Capital markets income	35,295	36,812	(1,517)	(4.1)	39,337	(2,525)	(6.4)
Mortgage banking operations	20,646	37,355	(16,709)	(44.7)	49,665	(12,310)	(24.8)
Dividends on non-marketable equity securities	11,953	8,588	3,365	39.2	13,736	(5,148)	(37.5)
Bank owned life insurance	11,942	14,866	(2,924)	(19.7)	13,835	1,031	7.5
Net securities gains	48	193	(145)	(75.1)	282	(89)	(31.6)
Loss on debt extinguishment	—	—	—	—	(16,655)	16,655	n/m
Other	18,970	25,771	(6,801)	(26.4)	13,308	12,463	93.7
Total non-interest income	$323,553	$330,419	$(6,866)	(2.1)%	$294,556	$35,863	12.2%
n/m - not meaningful
Total non-interest income of $323.6 million for 2022 decreased $6.9 million, or 2.1%, from $330.4 million in 2021. The variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges of $137.7 million for 2022 increased $16.0 million, or 13.1%, from $121.7 million in 2021, driven by interchange fees, increases in treasury management services and higher customer activity.
Trust services of $39.0 million for 2022 increased $1.7 million, or 4.5%, from the same period of 2021, primarily driven by strong organic revenue production, partially offset by the market value of assets under management decreasing $346.8 million, or 4.2%, to $7.8 billion at December 31, 2022 given overall market conditions.
Insurance commissions and fees of $24.3 million for 2022 decreased $1.3 million, or 5.0%, from $25.5 million in 2021, with the reduction primarily driven by lower title insurance fees resulting from slowing mortgage demand in the current interest rate environment.
Securities commissions and fees of $23.7 million for 2022 increased $1.5 million, or 6.8% from $22.2 million in 2021, due to increased annuity sales activity, as the increasing interest rate environment provided attractive annuity rates, with revenue contributions across the geographic footprint, most notably in the Carolina and Cleveland regions.
Capital markets income of $35.3 million for 2022 decreased $1.5 million, or 4.1%, from $36.8 million for 2021, as swap activity decreased from elevated levels which was partially offset by an increase in syndications revenue.
Mortgage banking operations income of $20.6 million for 2022 decreased $16.7 million, or 44.7%, from $37.4 million for 2021, as secondary market revenue and mortgage held-for-sale pipelines declined from elevated levels in 2021 due to the sharp increase in interest rates and declining gain on sale margins. Additionally, we are currently holding adjustable-rate mortgage originations in our portfolio. During 2022, we sold $1.1 billion of originated residential mortgage loans, a decrease of 38.8% compared to $1.8 billion for 2021. During 2022, we also recognized a $2.5 million favorable interest-rate related valuation adjustment on MSRs, compared to a $4.8 million favorable adjustment in 2021.
Dividends on non-marketable equity securities of $12.0 million for 2022 increased $3.4 million, or 39.2%, from $8.6 million for 2021, reflecting an increase to the FHLB dividend rate.

Income from BOLI of $11.9 million for 2022 decreased $2.9 million, or 19.7%, from $14.9 million in 2021, primarily due to higher life insurance claims in the prior year.
Other non-interest income was $19.0 million and $25.8 million for 2022 and 2021, respectively, as SBA premium income declined $6.2 million from elevated levels due to the higher interest rate environment leading to lower market premiums and correspondingly lower sold loan volumes.

Non-Interest Expense
The breakdown of non-interest expense for the years 2020 through 2022 is presented in the following table:
TABLE 8

			2022 vs 2021			2021 vs 2020
(dollars in thousands)	2022	2021	$ Change	% Change	2020	$ Change	% Change
Salaries and employee benefits	$426,237	$418,328	$7,909	1.9%	$405,529	$12,799	3.2%
Net occupancy	68,189	58,368	9,821	16.8	71,166	(12,798)	(18.0)
Equipment	76,261	69,973	6,288	9.0	65,312	4,661	7.1
Amortization of intangibles	13,868	12,117	1,751	14.5	13,362	(1,245)	(9.3)
Outside services	72,961	70,553	2,408	3.4	69,258	1,295	1.9
Marketing	15,674	14,320	1,354	9.5	12,559	1,761	14.0
FDIC insurance	20,412	17,881	2,531	14.2	20,073	(2,192)	(10.9)
Bank shares and franchise taxes	13,954	12,629	1,325	10.5	14,376	(1,747)	(12.2)
Merger-related	45,259	1,764	43,495	2,466	—	1,764	—
Other	73,577	57,235	16,342	28.6	78,714	(21,479)	(27.3)
Total non-interest expense	$826,392	$733,168	$93,224	12.7%	$750,349	$(17,181)	(2.3)%
Total non-interest expense of $826.4 million for 2022 increased $93.2 million, or 12.7%, from $733.2 million in 2021. Excluding significant items totaling $52.3 million in 2022 and $4.4 million in 2021, operating non-interest expense (non-GAAP) increased $45.4 million, or 6.2%. The variances in significant individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $426.2 million for 2022 increased $7.9 million, or 1.9%, from $418.3 million in 2021, related to normal merit increases and the acquired Howard and Union expense bases. Our total full-time equivalent employees were 4,018 and 3,884 at December 31, 2022 and 2021, respectively.
Net occupancy and equipment expense of $144.5 million for 2022 increased $16.1 million, or 12.6%, from $128.3 million in 2021, primarily from technology-related investments and the acquired Howard and Union expense bases, as well as non-operating expenses (non-GAAP) related to branch consolidation costs of $4.1 million for 2022 and $2.1 million in 2021.
Amortization of intangibles of $13.9 million for 2022 increased $1.8 million, or 14.5%, from the same period of 2021, primarily due to additional core deposit intangibles added as a result of our acquisitions in 2022.
FDIC insurance expense of $20.4 million for 2022 increased $2.5 million, or 14.2%, from 2021, primarily due to loan growth and a shift in the balance sheet mix.
We recorded $45.3 million in merger-related costs in 2022 related to the Howard and Union acquisitions compared to $1.8 million related to the Howard acquisition in 2021.
Other non-interest expense was $73.6 million and $57.2 million for 2022 and 2021, respectively, driven by $2.8 million in branch consolidation costs and an increase in business development expense and other operational costs in 2022. Comparatively, we had $0.5 million in branch consolidation costs and a $2.2 million mortgage recourse reserve release in 2021.

The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 9

			$	%
(dollars in thousands)	2022	2021	Change	Change
Total non-interest expense, as reported	$826,392	$733,168	$93,224	12.7%
Significant items:
Branch consolidations	(7,016)	(2,644)	(4,372)
Merger-related	(45,259)	(1,764)	(43,495)
Total non-interest expense, excluding significant items (1)	$774,117	$728,760	$45,357	6.2%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

Year ended December 31	2022	2021	2020
(dollars in thousands)
Income tax expense	$113,626	$98,496	$57,485
Effective tax rate	20.6%	19.6%	16.7%
Statutory federal tax rate	21.0	21.0	21.0
Our income tax expense for 2022 increased $15.1 million, or 15.4% from 2021. The effective tax rate was 20.6% for 2022, compared to 19.6% for 2021, primarily resulting from higher pre-tax earnings, higher state income taxes from acquisitions and increased FDIC insurance deduction disallowance. Effective tax rates are lower than the 21% federal statutory rate due to the tax benefits resulting from historic tax credits, tax-exempt income on investments and loans and income from BOLI.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
Refer to the MD&A in our 2021 Annual Report on Form 10-K filed with the SEC on February 24, 2022 for a comparison of 2021 to 2020.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 11

December 31	2022	2021	$ Change	% Change
(dollars in millions)
Assets
Cash and cash equivalents	$1,674	$3,493	$(1,819)	(52.1)%
Securities	7,362	6,889	473	6.9
Loans held for sale	124	295	(171)	(58.0)
Loans and leases, net	29,853	24,624	5,229	21.2
Goodwill and other intangibles	2,566	2,304	262	11.4
Other assets	2,146	1,908	238	12.5
Total Assets	$43,725	$39,513	$4,212	10.7%
Liabilities and Stockholders’ Equity
Deposits	$34,770	$31,726	$3,044	9.6%
Borrowings	2,465	2,218	247	11.1
Other liabilities	837	419	418	99.8
Total Liabilities	38,072	34,363	3,709	10.8
Stockholders’ Equity	5,653	5,150	503	9.8
Total Liabilities and Stockholders’ Equity	$43,725	$39,513	$4,212	10.7%

The significant increase in both assets and liabilities is primarily due to strong organic loan and deposit growth as well as the Howard and Union acquisitions.
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

Following is a summary of loans and leases:
TABLE 12

December 31	2022	2021	$ Change	% Change
(in millions)
Commercial real estate	$11,526	$9,899	$1,627	16.4%
Commercial and industrial	7,131	5,977	1,154	19.3
Commercial leases	519	495	24	4.8
Other	114	94	20	21.3
Total commercial loans and leases	19,290	16,465	2,825	17.2
Direct installment	2,784	2,376	408	17.2
Residential mortgages	5,297	3,654	1,643	45.0
Indirect installment	1,553	1,227	326	26.6
Consumer lines of credit	1,331	1,246	85	6.8
Total consumer loans	10,965	8,503	2,462	29.0
Total loans and leases	$30,255	$24,968	$5,287	21.2%
Total loans and leases increased $5.3 billion, or 21.2%, to $30.3 billion at December 31, 2022, compared to $25.0 billion at December 31, 2021, reflecting a commercial loans and leases increase of $2.8 billion or 17.2%, and an increase in consumer loans of $2.5 billion or 29.0%. The increase included Howard acquired loans ($1.8 billion as of the January 22, 2022, acquisition date) and Union acquired loans ($651 million as of the December 9, 2022 acquisition date). Our strong organic loan growth in 2022 was primarily attributable to growth across our diverse footprint, with the largest increases noted in the Cleveland, Pittsburgh and South Carolina markets.
As of December 31, 2022, 30.2% of the commercial real estate loans were owner-occupied, while the remaining 69.8% were non-owner-occupied, compared to 28.8% and 71.2%, respectively, as of December 31, 2021. As of December 31, 2022 and 2021, we had commercial construction loans of $1.7 billion at each respective date representing 5.7% and 6.9% of total loans and leases, respectively. Additionally, as of December 31, 2022 and 2021, we had residential construction loans of $379.4 million and $300.6 million, respectively, representing 1.3% and 1.2% of total loans and leases, respectively. The increase in construction loans reflects the continued shortage of existing homes available for sale relative to strong homebuying demand.
Commercial and industrial loans are loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers. PPP loans, included in the commercial and industrial loans category, have declined significantly and totaled $25.7 million and $336.6 million at December 31, 2022 and 2021, respectively. The growth in the commercial and industrial loans category was led by activity in the Cleveland, Pittsburgh and North Carolina markets, while the growth in residential mortgages reflected growth in adjustable-rate mortgages and the continued success of our Physicians First mortgage program, which is a digital program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals.
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is consistent with our risk appetite and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2022 and 2021, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Additional information relating to originated loans and loans acquired in business combinations is provided in Note 3, “Mergers and Acquisitions” and Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of the maturity distribution of loan categories with fixed and floating interest rates as of December 31, 2022:
TABLE 13

(in millions)	Within 1 Year	1-5 Years	Over 5 Years Through 15 years	After 15 Years	Total
Commercial real estate	$1,424	$4,657	$4,845	$600	$11,526
Commercial and industrial	1,541	4,581	864	145	7,131
Commercial leases	78	283	154	4	519
Other	8	96	9	1	114
Total commercial loans and leases	3,051	9,617	5,872	750	19,290
Direct installment	16	173	1,622	973	2,784
Residential mortgages	9	59	414	4,815	5,297
Indirect installment	22	675	856	—	1,553
Consumer lines of credit	146	35	262	888	1,331
Total consumer loans	193	942	3,154	6,676	10,965
Total	$3,244	$10,559	$9,026	$7,426	$30,255
Loans with maturities over one year:
Fixed		$3,424	$4,453	$4,081	$11,958
Floating		7,135	4,573	3,345	15,053
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
Non-accrual loans of $113.4 million at December 31, 2022 increased 29.1% compared to December 31, 2021, representing a $25.5 million increase, however they were still at relatively low levels. This increase is primarily attributed to the migration of a commercial and industrial credit during the fourth quarter of 2022.

Following is a summary of non-performing loans and leases, by class:
TABLE 14

December 31	2022	2021	$ Change	% Change
(in millions)
Commercial real estate	$39	$48	$(9)	(18.8)%
Commercial and industrial	44	15	29	193.3
Commercial leases	1	1	—	—
Total commercial loans and leases	84	64	20	31.3
Direct installment	7	7	—	—
Residential mortgages	14	10	4	40.0
Indirect installment	1	2	(1)	(50.0)
Consumer lines of credit	7	5	2	40.0
Total consumer loans	29	24	5	20.8
Total non-performing loans and leases	$113	$88	$25	28.4%
Following is a summary of non-performing assets:
TABLE 15

December 31	2022	2021
(dollars in millions)
Non-accrual loans	$113	$88
Total non-performing loans and leases	113	88
Other real estate owned	6	8
Total non-performing assets	$119	$96
Non-performing loans / total loans and leases	0.37%	0.35%
Non-performing loans + OREO / total loans and leases + OREO	0.39	0.39
Non-performing assets / total assets	0.27	0.24
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
TDRs that are accruing and performing include loans for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that we will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in incremental losses which are factored into the ACL estimate. Additional information related to our TDRs is included in Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure. We will adopt the ASU on its effective date, January 1, 2023. The ASU eliminates TDR accounting for entities that have adopted Update 2016-13, while enhancing disclosure requirements for certain loan modifications when a borrower is experiencing financial difficulty. Adoption of this Update is not expected to have a material impact on our consolidated financial statements.

Following is a summary of accruing and non-accrual TDRs, by class:
TABLE 16

(in millions)	Accruing	Non-Accrual	Total
December 31, 2022
Commercial real estate	$5	$15	$20
Commercial and industrial	—	1	1
Total commercial loans	5	16	21
Direct installment	19	3	22
Residential mortgages	33	4	37
Consumer lines of credit	6	1	7
Total consumer loans	58	8	66
Total TDRs	$63	$24	$87
December 31, 2021
Commercial real estate	$6	$21	$27
Commercial and industrial	—	1	1
Total commercial loans	6	22	28
Direct installment	21	4	25
Residential mortgages	27	5	32
Consumer lines of credit	6	1	7
Total consumer loans	54	10	64
Total TDRs	$60	$32	$92
Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

TABLE 17

December 31	2022	2021
(dollars in millions)
Total loans and leases 90 days or more past due	$12	$6
As a percentage of total loans and leases	0.04%	0.02%
Following is a table showing the amounts of contractual interest income and actual interest income related to non-performing loans:
TABLE 18

December 31	2022	2021	2020
(in millions)
Gross interest income:
Per contractual terms	$11	$9	$13
Recorded during the year	—	—	—

Allowance for Credit Losses on Loans and Leases
The CECL model takes into consideration the expected credit losses over the life of the loan at the time the loan is originated. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation:
•a third-party macroeconomic forecast scenario;
•a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and
•the historical through the cycle default mean calculated using an expanded period to include a prior recessionary period.
At December 31, 2022 and 2021, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at December 31, 2022, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historic levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2021 included, but were not limited to: (i) the purchase only Housing Price Index, which reflected growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflected growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.
Following is a summary of certain data related to the ACL and loans and leases:

TABLE 19

	Net Loan Charge-Offs (Recoveries)		Net Loan Charge-Offs to Average Loans
Year Ended December 31	2022	2021	2022	2021
(dollars in millions)
Commercial real estate	$8.4	$2.5	0.03%	0.01%
Commercial and industrial	1.5	9.1	0.01	0.04
Commercial leases	0.1	(0.7)	—	—
Other commercial	2.4	1.0	0.01	—
Direct installment	(0.1)	0.4	—	—
Residential mortgages	0.1	0.4	—	—
Indirect installment	3.9	0.9	0.01	0.01
Consumer lines of credit	(0.1)	0.3	—	—
Total net loan charge-offs on loans and leases; net loan charge-offs/average loans	$16.2	$13.9	0.06%	0.06%
Allowance for credit losses/total loans and leases			1.33%	1.38%
Allowance for credit losses/non-performing loans			354.26	391.90

Following is a summary of changes in the AULC by portfolio segment:
TABLE 20

Year Ended December 31	2022	2021	2020
(in millions)
Balance at beginning of period	$19	$14	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	2	5	1
Consumer portfolio	—	—	—
ASC 326 adoption impact:
Commercial portfolio	—	—	8
Consumer portfolio	—	—	2
Balance at end of period	$21	$19	$14
The ACL on loans and leases of $401.7 million at December 31, 2022 increased $57.4 million, or 16.7%, from December 31, 2021 with the increase primarily driven by significant loan growth, a forecasted macroeconomic slowdown and lower prepayment speed assumptions, as well as the initial ACL related to the Howard and Union acquisitions. Our ending ACL coverage ratio at December 31, 2022 was 1.33%, compared to 1.38% at December 31, 2021. Total provision for credit losses during 2022 was $64.2 million, compared to $0.6 million for the same period in 2021, reflecting $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition in the first quarter of 2022 and $9.4 million related to the Union acquisition in the fourth quarter of 2022, and coverage for significant loan growth, as well as CECL-related model impacts from forecasted macroeconomic slowdown and lower prepayment speed assumptions. Net charge-offs were $16.2 million, or 0.06%, of total average loans, compared to $13.9 million, or 0.06%, in 2021, with both periods below historical levels. The ACL as a percentage of non-performing loans for the total portfolio decreased from 392% as of December 31, 2021 to 354% as of December 31, 2022.
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
Following is a summary of the allocation of the ACL and the percentage of loans in each category to total loans:
TABLE 21

December 31	2022		2021
(dollars in millions)	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$162	38%	$157	40%
Commercial and industrial	102	24	87	24
Commercial leases	14	2	15	2
Other	4	—	3	—
Commercial loans and leases	282	64	261	66
Direct installment	36	9	26	9
Residential mortgages	56	18	33	15
Indirect installment	17	5	14	5
Consumer lines of credit	11	4	10	5
Consumer loans	120	36	83	34
Total	$402	100%	$344	100%

During 2022, the ACL allocated to commercial and industrial loans increased primarily due to loan growth, macroeconomic forecast model adjustments and the Howard and Union acquisitions; the ACL allocated to direct installment loans increased primarily due to macroeconomic forecast model and prepay speed adjustments; and the ACL allocated to residential mortgage loans increased due to new loan volume, as well as macroeconomic forecast model and prepay speed adjustments.
During 2021, the ACL allocated to commercial real estate decreased primarily due to the improving macroeconomic environment and positive credit quality trends for this portfolio.

Investment Activity
Investment activities serve to generate net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities HTM and carried at amortized cost. All other securities are categorized as securities AFS and are recorded at fair value. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit loss at least quarterly. Management has determined that no credit loss exists on securities AFS. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as AFS are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity. A change in the value of securities HTM could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers. A CECL methodology is applied to securities HTM. As of December 31, 2022, securities HTM had a CECL ACL of $0.23 million.
As of December 31, 2022, debt securities classified as AFS and HTM totaled $3.3 billion and $4.1 billion, respectively. During 2022, debt securities AFS decreased by $150.4 million and debt securities HTM increased by $623.3 million from December 31, 2021. As of December 31, 2022 and 2021, we did not hold any trading securities.
The following table indicates the respective contractual maturities and weighted-average yields of debt securities HTM, shown at amortized cost, as of December 31, 2022:
TABLE 22

(dollars in millions)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after five years but within ten years	$—	5.25%
Obligations of U.S. government agencies:
Maturing after ten years	1	5.25
Obligations of U.S. government-sponsored entities:
Maturing after one year but within five years	52	5.03
States of the U.S. and political subdivisions:
Maturing within one year	1	2.62
Maturing after one year but within five years	36	2.84
Maturing after five years but within ten years	170	3.13
Maturing after ten years	818	3.73
Other debt securities:
Maturing after five years but within ten years	12	4.23
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,178	1.94
Agency collateralized mortgage obligations	953	1.87
Commercial mortgage-backed securities	866	3.53
Total	$4,087	2.72%
The weighted average yields for tax-exempt debt securities are computed on an FTE basis using the federal statutory tax rate of 21.0%.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 23

December 31	2022	2021	$ Change	% Change
(in millions)
Securities Available for Sale:
U.S. Treasury	$278	$205	$73	35.6%
U.S. government agencies	107	154	(47)	(30.5)
U.S. government-sponsored entities	283	194	89	45.9
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,360	1,342	18	1.3
Agency collateralized mortgage obligations	1,110	1,192	(82)	(6.9)
Commercial mortgage-backed securities	430	294	136	46.3
States of the U.S. and political subdivisions	33	33	—	—
Other debt securities	21	2	19	950.0
Total debt securities available for sale	$3,622	$3,416	$206	6.0%
Debt Securities Held to Maturity:
U.S. Treasury	$—	$1	$(1)	n/m
U.S. government agencies	1	1	—	—
U.S. government-sponsored entities	52	—	52	n/m
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,178	1,191	(13)	(1.1)
Agency collateralized mortgage obligations	953	930	23	2.5
Commercial mortgage-backed securities	866	323	543	168.1
States of the U.S. and political subdivisions	1,025	1,017	8	0.8
Other debt securities	12	—	12	n/m
Total debt securities held to maturity	$4,087	$3,463	$624	18.0%
n/m - not meaningful
The growth in the HTM commercial mortgage-backed securities sector during the period was driven by our focus on longer duration and stable cash flows for new securities purchases.
For additional information relating to investment activity, see Note 4, “Securities” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Deposits
Our primary source of funds is deposits. These deposits are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

December 31	2022	2021	$ Change	% Change
(in millions)
Non-interest-bearing demand	$11,916	$10,789	$1,127	10.4%
Interest-bearing demand	15,100	14,409	691	4.8
Savings	4,142	3,669	473	12.9
Certificates and other time deposits	3,612	2,859	753	26.3
Total deposits	$34,770	$31,726	$3,044	9.6%
Total deposits increased $3.0 billion, or 9.6%, from December 31, 2021, primarily as a result of growth in non-interest-bearing and interest-bearing demand balances from organic growth in new and existing customer relationships and inflows from the Howard and Union acquisitions. Customer preferences had shifted to more liquid accounts during the low-rate pandemic era, however, customers' preferences are beginning to shift back to certificates of deposits as interest rates increase. The deposit growth helped us eliminate overnight borrowings, reduce higher-cost short-term FHLB borrowings and provide funding for loan growth.
Following is a summary of estimated insured and uninsured time deposits in excess of the FDIC insurance limit by remaining maturity at December 31, 2022:

TABLE 25

(in millions)	Insured	Uninsured	Total
Three months or less	$800	$261	$1,061
Three to six months	441	339	780
Six to twelve months	638	159	797
Over twelve months	865	109	974
Total	$2,744	$868	$3,612

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances and subordinated notes, decreased to $1.4 billion at December 31, 2022 from $1.5 billion at December 31, 2021, primarily due to a $100.0 million decline in short-term FHLB borrowings.

Following is a summary of selected information relating to short-term FHLB borrowings:
TABLE 26

At or for the Year Ended December 31	2022	2021	2020
(dollars in millions)
FHLB Advances (Short-term)
Balance at year-end	$930	$1,030	$1,280
Maximum month-end balance	930	1,280	2,055
Average balance during year	933	1,113	1,699
Weighted average interest rates:
At year-end	2.18%	2.14%	1.97%
During the year	2.18	2.13	1.83
For additional information relating to deposits and short-term borrowings, see Note 13, “Deposits” and Note 14, “Short-Term Borrowings” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
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
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On August 25, 2022, we completed an offering of $350 million of 5.150% fixed-rate senior notes due in 2025 under this registration statement. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $347.4 million. We used the net proceeds from the sale of the notes for general corporate purposes, which may include repayment of the $300 million in 2.200% senior notes due February 2023, investments at the holding company level, capital to support the growth of FNBPA and refinancing of outstanding indebtedness.
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
Capital management is a continuous process with capital plans and stress testing for FNB and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. Both FNB and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see Note 23, “Regulatory Matters” in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, we issue shares initially acquired by us as treasury stock under our various benefit plans. We may issue additional preferred or common stock to maintain our well-capitalized status.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2022:
TABLE 27

(in millions)	Total
Deposits without a stated maturity	$31,158
Certificates and other time deposits	3,612
Operating leases	165
Long-term borrowings	1,093
Total	$36,028
The following table sets forth the amount of commitments to extend credit and standby letters of credit as of December 31, 2022:
TABLE 28

(in millions)	Total
Commitments to extend credit	$13,250
Standby letters of credit	207
Total	$13,457
Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Additionally, we can terminate a significant portion of these commitments at our discretion. For additional information relating to commitments to extend credit and standby letters of credit, see Note 17, “Commitments, Credit Risk and Contingencies” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends and interest it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The cash position at December 31, 2022 was $654.3 million, up $358.9 million from year-end 2021, primarily due to the $347.7 million net proceeds from a Senior Debt offering in August, part of which will be used to retire debt in February of 2023 (for additional information, see Note 10, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.

Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and MCH. The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the cash on hand.

The LCR and MCH ratios are presented in the following table:
TABLE 29

December 31	2022	2021	Internal Limit
Liquidity coverage ratio	1.7 times	2.4 times	> 1 time
Months of cash on hand	13.6 months	16.9 months	> 12 months
Management has concluded that our cash levels remain appropriate given the current market environment.
Our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  This year we also commenced the roll-out of the new digital eStore kiosks in all FNB branches. Total deposits increased $3.0 billion, or 9.6%, from December 31, 2021, primarily as a result of growth in non-interest-bearing demand balances, expansion of customer relationships as well as interest-bearing demand balances due to the Howard and Union acquisitions. We continue to have success growing total non-interest-bearing demand deposit accounts as they rose $1.1 billion, or 10.4%, and now represent 34.3% of total deposits, up from 34.0% as of December 31, 2021. Further, interest-bearing demand deposits increased $691.0 million, or 4.8% and savings account balances increased $473.5 million, or 12.9%, while time deposits increased $752.7 million, or 26.3%, of which $386.4 million is attributable to the Howard and Union acquisitions as of the closing date of the respective acquisitions. Customer preferences had shifted to more liquid accounts during the low-rate pandemic eras, however, customers' preferences have begun to shift back to certificates of deposits as interest rates have increased. Our strong liquidity position provided us the flexibility to reduce our FHLB borrowings by $100 million and eliminate Howard's overnight borrowings and retire $200 million of Howard's higher-cost FHLB borrowings.
Our cash balances held at the FRB decreased $1.9 billion from year-end 2021 to $1.1 billion at December 31, 2022 as cash was deployed primarily to fund loans and investments.
FNBPA has significant unused wholesale credit availability sources that include the availability to borrow from the FHLB, the FRB, correspondent bank lines, access to brokered deposits and other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently also have excess cash to meet our pledging requirements. At December 31, 2022, we have $1.7 billion of cash and salable unpledged government and agency securities to total assets, or 3.9%. This compares to a policy minimum of 3.0%.
The following table presents certain information relating to FNBPA's credit availability and salable unpledged securities:
TABLE 30

December 31	2022	2021
(dollars in millions)
Unused wholesale credit availability	$15,669	$14,681
Unused wholesale credit availability as a % of FNBPA assets	35.9%	37.2%
Salable unpledged government and agency securities	$592	$836
Salable unpledged government and agency securities as a % of FNBPA assets	1.4%	2.1%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	3.9%	9.8%
The increase in unused wholesale credit availability was due to increased borrowing capacity with the FHLB.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2022 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are repricing over the next 12 months than liabilities, and net interest income would benefit if interest rates were to rise. The twelve-month cumulative gap to total assets ratio was 3.8% as of December 31, 2022, compared to 11.3% as of December 31, 2021. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. The change in the twelve-month cumulative gap to total assets is primarily related to the active deployment of cash into loans and securities.
TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$642	$1,344	$1,779	$3,022	$6,787
Investments	1,341	162	233	466	2,202
	1,983	1,506	2,012	3,488	8,989
Liabilities
Non-maturity deposits	316	631	947	1,893	3,787
Time deposits	434	634	781	801	2,650
Borrowings	185	316	124	272	897
	935	1,581	1,852	2,966	7,334
Period Gap (Assets - Liabilities)	$1,048	$(75)	$160	$522	$1,655
Cumulative Gap	$1,048	$973	$1,133	$1,655
Cumulative Gap to Total Assets	2.4%	2.2%	2.6%	3.8%
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
We use an asset/liability model to measure our interest rate risk. Interest rate risk measures we utilize include earnings simulation, EVE and gap analysis. Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. In these simulations, our current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO regularly reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides us with a comprehensive view of our interest rate risk profile, which provides the basis for balance sheet management strategies.
The following repricing gap analysis as of December 31, 2022 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 32

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$12,251	$932	$1,004	$1,832	$16,019
Investments	1,351	167	327	454	2,299
	13,602	1,099	1,331	2,286	18,318
Liabilities
Non-maturity deposits	10,317	—	—	—	10,317
Time deposits	558	633	779	797	2,767
Borrowings	674	633	5	35	1,347
	11,549	1,266	784	832	14,431
Off-balance sheet	(650)	400	(100)	(250)	(600)
Period Gap (assets - liabilities + off-balance sheet)	$1,403	$233	$447	$1,204	$3,287
Cumulative Gap	$1,403	$1,636	$2,083	$3,287
Cumulative Gap to Assets	3.6%	4.2%	5.3%	8.4%
The twelve-month cumulative repricing gap to total assets was 8.4% and 21.6% as of December 31, 2022 and 2021, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase as modeled, net interest income will increase and, conversely, if interest rates decrease as modeled, net interest income will decrease. The change in the cumulative repricing gap at December 31, 2022, compared to December 31, 2021, is primarily related to the active deployment of cash into longer duration loans and investment securities as well as lower projected prepayment rates on the loan and security portfolios.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Using a static Balance Sheet structure, and utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of December 31, 2022. The measures do not reflect management's potential actions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 33

December 31,	2022	2021	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	5.5%	21.6%	n/a
+ 200 basis points	3.3	14.4	(5.0)%
+ 100 basis points	1.1	7.0	(5.0)
– 100 basis points	1.2	(2.4)	(5.0)
Economic value of equity:
+ 300 basis points	(6.8)	6.6	(25.0)
+ 200 basis points	(4.0)	5.8	(15.0)
+ 100 basis points	(1.4)	3.8	(10.0)
– 100 basis points	(2.0)	(9.5)	(10.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. The comparative percentages are based on the projected base net interest income at the respective measurement dates. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 0.5% at December 31, 2022 and 3.6% at December 31, 2021. For a +200 basis point Rate Ramp, net interest income (12 months) increases by 2.0% at December 31, 2022 and 7.6% at December 31, 2021. The corresponding metrics for a minus 100 basis point Rate Ramp are 0.6% and (0.5)% at December 31, 2022 and 2021, respectively. These changes are a direct result of our managing our interest rate exposure to benefit from higher rates. Management has reduced our exposure to higher interest rates over the course of 2022 as prospects for additional FRB interest rate increases has moderated.
Forty-eight percent of our net loans and leases are indexed to short-term LIBOR, SOFR and Prime that reprice within the next three months. Our cash position related to increased deposits has also been a significant factor in our asset sensitivity metrics. The deployment of cash into loans and investments, as well as a higher base net interest income due to the increase in the loan indices, are the primary factors of the change in the percentage sensitivity since December. The FOMC increased the Federal Funds rate by 425 basis points in 2022 and our balance sheet is positioned to benefit, in the near term, from further FOMC increases of the Federal Funds rate.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management continues to be proactive in managing our interest rate risk (IRR) position with the near-term objective of having loan and investment cash flows reprice at a faster pace than deposit and borrowing costs during the current higher interest rate environment. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase adjustable-rate loans. Total variable and adjustable-rate loans were 60.2% of total net loans and leases as of December 31, 2022 and 61.3% as of December 31, 2021. As of December 31, 2022, the commercial swaps totaled $5.3 billion of notional principal, with $1.2 billion in original notional swap principal originated during 2022. As mentioned earlier, we were successful in growing our transaction deposits which provides funding that is less interest rate-sensitive, as evidenced by a lower deposit re-pricing beta, than short-term time deposits and wholesale borrowings. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Further, during 2022, management has adjusted our IRR position by opportunistically deploying excess cash balances into higher yielding loans and securities. We have also made use of derivatives to manage the IRR position, with the most recent transactions being the execution of received fixed / pay floating 1-month LIBOR and SOFR interest rate swaps that have a remaining life of 2.5 years. For additional information regarding interest rate swaps, see Note 16, “Derivative Instruments and Hedging Activities” in the Notes to the Consolidated Financial Statements in this Report.
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
As noted above, we have a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across FNB, evaluating and approving appropriate remediation efforts to address identified operational risks and providing periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Risk Committee of our Board of Directors regarding our enterprise-wide risk profile and other significant risk management issues. Our Chief Risk Officer is responsible for the design and implementation of our enterprise-wide risk management strategy and framework through the multiple second line of defense areas, including the following departments, which all report to the Chief Risk Officer, to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis:

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
TABLE 34
Operating net income available to common stockholders

Year Ended December 31	2022	2021	2020
(in thousands)
Net income available to common stockholders	$431,068	$396,561	$277,965
Merger-related expense	45,259	1,764	—
Tax benefit of merger-related expense	(9,504)	(370)	—
COVID-19 expense	—	—	11,276
Tax benefit of COVID-19 expense	—	—	(2,368)
Gain on sale of Visa class B stock	—	—	(13,818)
Tax expense of gain on sale of Visa class B stock	—	—	2,902
Loss on FHLB debt extinguishment and related hedge terminations	—	—	25,611
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	—	—	(5,378)
Provision expense related to acquisitions	28,515	—	—
Tax benefit of provision expense related to acquisitions	(5,988)	—	—
Branch consolidation costs	7,016	2,644	18,745
Tax benefit of branch consolidation costs	(1,473)	(555)	(3,936)
Service charge refunds	—	—	3,780
Tax benefit of service charge refunds	—	—	(794)
Operating net income available to common stockholders (non-GAAP)	$494,893	$400,044	$313,985

The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges such as merger expenses, initial provision for non-PCD loans acquired, branch consolidation costs, service charge refunds and COVID-19 expenses are not organic costs to run our operations and facilities. The merger expenses and branch consolidation costs principally represent expenses to satisfy contractual obligations of the acquired entity or closed branches without any useful ongoing benefit to us. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction. Similarly, gains on sale of Visa class B stock and losses on FHLB debt extinguishment and related hedge terminations are not organic to our operations. The COVID-19 expenses represent special company initiatives to support our front-line employees and the communities we serve during an unprecedented time of a pandemic.

TABLE 35
Operating earnings per diluted common share

Year Ended December 31	2022	2021	2020
Net income per diluted common share	$1.22	$1.23	$0.85
Merger-related expense	0.13	0.01	—
Tax benefit of merger-related expense	(0.03)	—	—
COVID-19 expense	—	—	0.03
Tax benefit of COVID-19 expense	—	—	(0.01)
Gain on sale of Visa class B stock	—	—	(0.04)
Tax expense of gain on sale of Visa class B stock	—	—	0.01
Loss on FHLB debt extinguishment and related hedge terminations	—	—	0.08
Tax benefit of loss on FHLB debt extinguishment and related hedge terminations	—	—	(0.02)
Provision expense related to acquisitions	0.08	—	—
Tax benefit of provision expense related to acquisitions	(0.02)	—	—
Branch consolidation costs	0.02	0.01	0.06
Tax benefit of branch consolidation costs	—	—	(0.01)
Service charge refunds	—	—	0.01
Tax benefit of service charge refunds	—	—	—
Operating earnings per diluted common share (non-GAAP)	$1.40	$1.24	$0.96
TABLE 36
Return on average tangible common equity

Year Ended December 31	2022	2021	2020
(dollars in thousands)
Net income available to common stockholders	$431,068	$396,561	$277,965
Amortization of intangibles, net of tax	10,956	9,573	10,556
Tangible net income available to common stockholders (non-GAAP)	$442,024	$406,134	$288,521
Average total stockholders’ equity	$5,475,843	$5,033,188	$4,904,300
Less: Average preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,481,533)	(2,310,419)	(2,322,981)
Average tangible common equity (non-GAAP)	$2,887,428	$2,615,887	$2,474,437
Return on average tangible common equity (non-GAAP)	15.31%	15.53%	11.66%
(1) Excludes loan servicing rights.
TABLE 37
Return on average tangible assets

Year Ended December 31	2022	2021	2020
(dollars in thousands)
Net income	$439,109	$404,602	$286,006
Amortization of intangibles, net of tax	10,956	9,573	10,556
Tangible net income (non-GAAP)	$450,065	$414,175	$296,562
Average total assets	$41,954,708	$38,603,092	$36,607,430
Less: Average intangible assets (1)	(2,481,533)	(2,310,419)	(2,322,981)
Average tangible assets (non-GAAP)	$39,473,175	$36,292,673	$34,284,449
Return on average tangible assets (non-GAAP)	1.14%	1.14%	0.87%
(1) Excludes loan servicing rights.

TABLE 38

Tangible book value per common share

December 31	2022	2021
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,653,364	$5,149,864
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,566,029)	(2,304,410)
Tangible common equity (non-GAAP)	$2,980,453	$2,738,572
Ending common shares outstanding	360,470,110	318,933,492
Tangible book value per common share (non-GAAP)	$8.27	$8.59
(1) Excludes loan servicing rights.
TABLE 39
Tangible equity to tangible assets (period-end)

December 31	2022	2021
(dollars in thousands)
Total stockholders' equity	$5,653,364	$5,149,864
Less: Intangible assets (1)	(2,566,029)	(2,304,410)
Tangible equity (non-GAAP)	$3,087,335	$2,845,454
Total assets	$43,724,973	$39,513,318
Less: Intangible assets (1)	(2,566,029)	(2,304,410)
Tangible assets (non-GAAP)	$41,158,944	$37,208,908
Tangible equity / tangible assets (period-end) (non-GAAP)	7.50%	7.65%
(1) Excludes loan servicing rights.
TABLE 40
Tangible common equity / tangible assets (period-end)

December 31	2022	2021
(dollars in thousands)
Total stockholders' equity	$5,653,364	$5,149,864
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,566,029)	(2,304,410)
Tangible common equity (non-GAAP)	$2,980,453	$2,738,572
Total assets	$43,724,973	$39,513,318
Less: Intangible assets (1)	(2,566,029)	(2,304,410)
Tangible assets (non-GAAP)	$41,158,944	$37,208,908
Tangible common equity / tangible assets (period-end) (non-GAAP)	7.24%	7.36%
 (1) Excludes loan servicing rights.

Key Performance Indicators

TABLE 41
Efficiency ratio

Year Ended December 31	2022	2021	2020
(dollars in thousands)
Non-interest expense	$826,392	$733,168	$750,349
Less: Amortization of intangibles	(13,868)	(12,117)	(13,362)
Less: OREO expense	(1,692)	(2,598)	(4,434)
Less: Merger-related expense	(45,259)	(1,764)	—
Less: COVID-19 expense	—	—	(11,276)
Less: Branch consolidation costs	(7,016)	(2,644)	(18,745)
Less: Tax credit-related project impairment	—	—	(4,101)
Adjusted non-interest expense	$758,557	$714,045	$698,431
Net interest income	$1,119,780	$906,476	$922,082
Taxable equivalent adjustment	11,288	10,948	12,470
Non-interest income	323,553	330,419	294,556
Less: Net securities gains	(48)	(193)	(282)
Less: Gain on sale of Visa class B stock	—	—	(13,818)
Add: Loss on FHLB debt extinguishment and related hedge terminations	—	—	25,611
Add: Service charge refunds	—	—	3,780
Adjusted net interest income (FTE) + non-interest income	$1,454,573	$1,247,650	$1,244,399
Efficiency ratio (FTE) (non-GAAP)	52.15%	57.23%	56.13%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of MD&A, which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting
February 24, 2023
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
Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has audited our internal control over financial reporting as stated in their Report of Independent Registered Public Accounting Firm.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses (ACL)
Description of the Matter
At December 31, 2022, the Company’s net loan and lease portfolio was $30.3 billion with an associated ACL of $402 million. As discussed in Note 1 to the consolidated financial statements, the ACL is based on management’s evaluation of the current estimate of lifetime credit losses at the balance sheet date. Management makes the estimate using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts under the CECL methodology. The ACL is composed of three components including quantitative reserves, including the economic forecast; asset specific reserves; and qualitative reserves. The qualitative reserve captures the following factors, among others: regulatory, legal and technological environments; competition; forecast uncertainty; and events such as natural disasters.

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

To test the qualitative factor adjustments, we evaluated the appropriateness of management’s methodology and assessed the basis for the adjustments and whether all relevant risks were reflected in the ACL. With the help of our specialists, we evaluated the conceptual soundness of the models used to develop the allowance for credit losses, including the appropriateness of the qualitative framework. Regarding the measurement of the qualitative factors, we evaluated the relevance and reliability of the internal and external data used to inform management’s estimate, considered the existence of new or contrary information and evaluated the consistency of management’s application of their qualitative framework. We evaluated the overall ACL, inclusive of the qualitative factor adjustments, and whether the amount appropriately reflects a reasonable estimate of lifetime losses by comparing the overall ACL to historical losses, peer data and other relevant information.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
Pittsburgh, Pennsylvania
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on Internal Control Over Financial Reporting
We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 24, 2023

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	December 31
	2022	2021
Assets
Cash and due from banks	$443	$337
Interest-bearing deposits with banks	1,231	3,156
Cash and Cash Equivalents	1,674	3,493
Debt securities available for sale (amortized cost of $3,622 and $3,416; allowance for credit losses of $0 and $0)	3,275	3,426
Debt securities held to maturity (fair value of $3,687 and $3,506; allowance for credit losses of $0 and $0)	4,087	3,463
Loans held for sale (includes $91 and $269 measured at fair value) (1)	124	295
Loans and leases, net of unearned income of $69 and $36 (includes $12 and $0 measured at fair value) (1)	30,255	24,968
Allowance for credit losses on loans and leases	(402)	(344)
Net Loans and Leases	29,853	24,624
Premises and equipment, net	432	345
Goodwill	2,477	2,262
Core deposit and other intangible assets, net	89	42
Bank owned life insurance	653	546
Other assets	1,061	1,017
Total Assets	$43,725	$39,513
Liabilities
Deposits:
Non-interest-bearing demand	$11,916	$10,789
Interest-bearing demand	15,100	14,409
Savings	4,142	3,669
Certificates and other time deposits	3,612	2,859
Total Deposits	34,770	31,726
Short-term borrowings	1,372	1,536
Long-term borrowings	1,093	682
Other liabilities	837	419
Total Liabilities	38,072	34,363
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 374,907,245 and 329,464,669 shares	4	3
Additional paid-in capital	4,696	4,109
Retained earnings	1,370	1,110
Accumulated other comprehensive loss	(357)	(62)
Treasury stock – 14,437,135 and 10,531,177 shares at cost	(167)	(117)
Total Stockholders’ Equity	5,653	5,150
Total Liabilities and Stockholders’ Equity	$43,725	$39,513
(1) Amount represents loans for which we have elected the fair value option. See Note 26.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Year Ended December 31
	2022	2021	2020
Interest Income
Loans and leases, including fees	$1,117	$886	$990
Securities:
Taxable	117	86	106
Tax-exempt	27	29	32
Other	24	4	2
Total Interest Income	1,285	1,005	1,130
Interest Expense
Deposits	108	47	133
Short-term borrowings	25	27	38
Long-term borrowings	32	24	37
Total Interest Expense	165	98	208
Net Interest Income	1,120	907	922
Provision for credit losses	64	1	123
Net Interest Income After Provision for Credit Losses	1,056	906	799
Non-Interest Income
Service charges	137	122	108
Trust services	39	37	31
Insurance commissions and fees	24	25	24
Securities commissions and fees	24	22	17
Capital markets income	35	37	39
Mortgage banking operations	21	37	50
Dividends on non-marketable equity securities	12	9	14
Bank owned life insurance	12	15	14
Loss on debt extinguishment	—	—	(17)
Other	19	26	14
Total Non-Interest Income	323	330	294
Non-Interest Expense
Salaries and employee benefits	426	418	406
Net occupancy	68	58	71
Equipment	76	70	66
Amortization of intangibles	14	12	13
Outside services	73	71	69
Marketing	16	14	13
FDIC insurance	20	18	20
Bank shares and franchise taxes	14	13	14
Merger-related	45	2	—
Other	74	57	78
Total Non-Interest Expense	826	733	750
Income Before Income Taxes	553	503	343
Income taxes	114	98	57
Net Income	439	405	286
Preferred stock dividends	8	8	8
Net Income Available to Common Stockholders	$431	$397	$278
Earnings per Common Share
Basic	$1.23	$1.24	$0.86
Diluted	$1.22	$1.23	$0.85
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31
	2022	2021	2020
Net income	$439	$405	$286
Other comprehensive income (loss):
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(79), $(16) and $15	(277)	(57)	54
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(9), $1 and $(11)	(30)	4	(40)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $2, $4 and $3	8	14	18
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(1), $(5) and $2	4	16	(6)
Other Comprehensive Income (Loss)	(295)	(23)	26
Comprehensive Income (Loss)	$144	$382	$312
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2020	$107	$3	$4,067	$798	$(65)	$(27)	$4,883
Comprehensive income (loss)				286	26		312
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(157)			(157)
Issuance of common stock		—	4			(3)	1
Repurchase of common stock						(38)	(38)
Restricted stock compensation			16				16
Adoption of new accounting standards				(50)	—		(50)
Balance at December 31, 2020	107	3	4,087	869	(39)	(68)	4,959
Comprehensive income (loss)				405	(23)		382
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(156)			(156)
Issuance of common stock		—	3			(6)	(3)
Repurchase of common stock						(43)	(43)
Restricted stock compensation			19				19
Balance at December 31, 2021	107	3	4,109	1,110	(62)	(117)	5,150
Comprehensive income (loss)				439	(295)		144
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(171)			(171)
Issuance of common stock		—	1			(7)	(6)
Issuance of common stock – acquisitions		1	569				570
Repurchase of common stock						(43)	(43)
Restricted stock compensation			17				17
Balance at December 31, 2022	$107	$4	$4,696	$1,370	$(357)	$(167)	$5,653
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31
	2022	2021	2020
Operating Activities
Net income	$439	$405	$286
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	73	10	(3)
Provision for credit losses	64	1	123
Deferred tax expense (benefit)	11	15	(18)
Loans originated for sale	(1,042)	(2,034)	(1,886)
Loans sold	1,239	1,946	1,830
Net gain on sale of loans	(38)	(53)	(47)
Net change in:
Interest receivable	(42)	14	19
Interest payable	21	(3)	(8)
Bank owned life insurance, excluding purchases	(6)	3	(6)
Other, net	499	226	(177)
Net cash flows provided by (used in) operating activities	1,218	530	113
Investing Activities
Net change in loans and leases, excluding sales and transfers	(2,831)	558	(2,604)
Debt securities available for sale:
Purchases	(880)	(1,683)	(2,360)
Sales	459	—	—
Maturities/payments	735	1,634	2,244
Debt securities held to maturity:
Purchases	(1,200)	(1,448)	(301)
Maturities/payments	569	844	703
Increase in premises and equipment	(95)	(58)	(41)
Net cash received in business acquisitions	188	—	—
Loans sold, not originated for sale	—	—	537
Net cash flows provided by (used in) investing activities	(3,055)	(153)	(1,822)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	(108)	3,406	5,402
Time deposits	366	(802)	(1,065)
Short-term borrowings	(179)	(267)	(1,412)
Proceeds from issuance of long-term borrowings	381	25	328
Repayment of long-term borrowings	(231)	(438)	(574)
Repurchases of common stock	(43)	(43)	(38)
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(171)	(156)	(157)
Other, net	11	16	17
Net cash flows provided by (used in) financing activities	18	1,733	2,493
Net Increase (Decrease) in Cash and Cash Equivalents	(1,819)	2,110	784
Cash and cash equivalents at beginning of year	3,493	1,383	599
Cash and Cash Equivalents at End of Year	$1,674	$3,493	$1,383
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
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of December 31, 2022, we had 348 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Events occurring subsequent to December 31, 2022 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets, income taxes and DTAs, and litigation reserves.

Adoption of New Accounting Standards
Current Expected Credit Losses. On January 1, 2020, we adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which replaces the incurred credit loss impairment methodology with a methodology that reflects lifetime current expected credit losses (commonly referred to as CECL) for most financial assets measured at amortized cost, including loans, HTM debt securities, net investment in leases and certain off-balance sheet credit exposure. We adopted CECL using the modified retrospective method for financial assets measured at amortized cost, net investments in leases and off-balance sheet credit exposures. As a result, we recorded a reduction of $50.6 million in retained earnings as of January 1, 2020 for the cumulative effect of the adoption. The transition adjustment was primarily driven by longer duration commercial and consumer real estate loans. At the time of CECL adoption, we recorded a one-time cumulative-effect adjustment of $50.6 million as a reduction to Retained Earnings. The ACL balance increased by $105 million and included a “gross-up" to purchase credit impaired (PCI) (PCD under CECL) loan balances and the ACL of $50 million. Included in the CECL adoption impact was a Day 1 increase to our AULC of $10 million.
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
The expedients, exceptions and elections provided by RRR are permitted to be adopted any time through December 31, 2024 and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for certain optional expedients elected for certain hedging relationships existing as of December 31, 2024.
In general, RRR provides, when certain criteria are met, optional expedients and exceptions regarding the accounting for contract modifications, hedging relationships and other transactions affected by RRR. It also allows for a one-time transfer or sale of qualifying HTM securities.
We adopted RRR on October 1, 2020, and the guidance will be followed until the Update terminates on December 31, 2024. The adoption did not have a material impact on our consolidated financial position or results of operations.
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

Debt Securities
Debt securities can be classified as trading, HTM or AFS securities. As of December 31, 2022 and 2021, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
HTM debt securities are securities that management has the positive intent and ability to hold until their maturity. Such securities are carried at amortized cost. For certain HTM securities we have an expectation of zero expected credit losses. Based on a long history with no credit losses, high credit ratings, guarantees, and/or implied risk-free characteristics, we expect the non-payment risk associated with our UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae and SBA securities to be zero, and accordingly, have no ACL on those securities. We believe that these qualitative factors are indicators that historical credit loss information should be nominally impacted, if at all, by current conditions and R&S forecasts. As such, we believe that without a change in these indicators, we may continue to assume zero credit losses on securities concluded to exhibit those factors. We also have a portfolio of HTM debt securities where we do not expect credit losses to be zero. This portfolio consists of high-grade municipal securities. To calculate the expected credit losses on these securities we group securities by major security type, rating and maturity and apply respective cumulative default rates from a third-party data provider. The baseline credit loss estimate is adjusted using a qualitative approach to account for potential variability in probabilities of default data for current conditions and R&S forecasts. Where available, expected credit losses take into consideration any enhancement a security has such as insurance, a guarantee or state aid.
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
We also enter into interest rate swap agreements to meet the interest rate risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. We then enter into positions with a derivative counterparty in order to offset our exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. We seek to minimize counterparty credit risk by entering into transactions with only high-quality institutions and using collateral agreements and other contract provisions. These arrangements meet the definition of derivatives, but are not designated as qualifying hedging relationships. The interest rate swap agreement with the loan customer and with the counterparty are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any changes in fair value recognized in current period earnings.
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
Purchased Credit Deteriorated Loans and Leases
We have purchased loans and leases, some of which have experienced more than insignificant credit deterioration since origination and have established criteria to assess whether a purchased financial asset, or group of assets, should be accounted for as PCD on the acquisition date. The selection of which criteria to apply, or the addition of new criteria, to a specific acquisition will be based on the facts and circumstances at the time of review, as well as the availability of information supplied by the acquiree. Generally, more-than-insignificant deterioration in credit quality since origination would include risk ratings of special mention or below, inconsistency of loan payments, non-accrual status at the time of acquisition, or loans modified in a TDR, in bankruptcy or for regulatory purposes.
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
Other Services. Other services primarily consist of fees generated from various ancillary revenue streams including capital markets revenue and miscellaneous consumer fees. A large portion of capital markets revenue consists of swap fee income, and this income is recognized during the period of swap execution. Revenues from other services are recognized when, or as, the performance obligation is satisfied and are reported in the Consolidated Statements of Income as non-interest income.
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
Stock-Based Compensation
Our stock-based compensation awards require the measurement and recognition of compensation expense, based on estimated fair values, for all stock-based awards, including stock options and restricted stock units, made to employees and stock awards made to directors. Generally, these restricted stock unit awards to employees vest over a three-year service period and the stock awards made to non-employee directors vest over a one-year period.
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

We adopted this Update on January 1, 2023. Adoption of this Update is not expected to have a material impact on our consolidated financial statements.

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

This merger was accounted for in accordance with the acquisition method of accounting. Fair values for all assets and liabilities are presented in Table 3.1. Determining the fair value of assets and liabilities is a complex process involving significant judgment regarding estimates and assumptions used to calculate fair values. We have completed the review of valuations for the acquired assets and liabilities.
Goodwill related to the Howard acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Howard acquisition of $31.0 million and $1.8 million for 2022 and 2021, respectively.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. We consider various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Howard acquisition, we acquired PCD loans and leases of $186.9 million. We established an ACL at acquisition of $10.0 million with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $5.4 million and the Day 1 fair value was $171.5 million. The initial provision expense for non-PCD loans associated with the Howard acquisition was $19.1 million.
We integrated the systems and the operating activities of Howard into FNB in February 2022. Due to that integration, it is impracticable to disclose the revenue from the Howard assets acquired and income before income taxes subsequent to the acquisition.
UB Bancorp
On December 9, 2022, we completed our acquisition of Union, a bank holding company based in Greenville, North Carolina. This acquisition further increases our presence in North Carolina and adds low-cost granular deposits which continue to be value accretive in the current economic environment. On the acquisition date, Union had assets with a net book value of approximately $1.1 billion, including $0.7 billion in loans and $1.0 billion in deposits. The acquisition was valued at approximately $126 million and resulted in the issuance of 9,672,691 shares of our common stock in exchange for 6,008,123 shares of Union common stock.
This merger was accounted for in accordance with the acquisition method of accounting. Preliminary fair values for all assets and liabilities are presented in Table 3.1. Determining the fair value of assets and liabilities is a complex process involving significant judgment regarding estimates and assumptions used to calculate fair values. Accordingly, the initial accounting for the merger is not complete.
We continue to analyze the valuations assigned to the acquired assets and assumed liabilities. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans is not yet final. In addition, we are reviewing third-party valuations on acquired premises and core deposit intangibles. We are also assessing the valuation on loans, deferred taxes, deposits and debt.
Goodwill related to the Union acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Union acquisition of $14.3 million for 2022.
Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. We consider various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Union acquisition, we acquired PCD loans and leases of $36.9 million. We established an ACL at acquisition of $1.8 million with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $0.5 million and the Day 1 fair value was $34.7 million. The initial provision expense for non-PCD loans associated with the Union acquisition was $9.4 million.
We integrated the systems and the operating activities of Union in December 2022. Due to that integration, it is impracticable to disclose the revenue from the Union assets acquired and income before income taxes subsequent to the acquisition.
The following table summarizes the amounts recorded on the consolidated balance sheets as of the acquisition dates in conjunction with the Howard and Union acquisitions discussed above.
TABLE 3.1

(in millions)	Howard	Union
Fair value of consideration paid	$443	$126
Fair value of identifiable assets acquired:
Cash and cash equivalents	75	113
Securities	321	212
Loans	1,780	652
Core deposit and other intangible assets	19	41
Fixed and other assets	156	60
Total identifiable assets acquired	2,351	1,078
Fair value of liabilities assumed:
Deposits	1,831	956
Borrowings	247	30
Other liabilities	7	3
Total liabilities assumed	2,085	989
Fair value of net identifiable assets acquired	266	89
Goodwill recognized	$177	$37

NOTE 4.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at December 31, 2022 and December 31, 2021. Accrued interest receivable on AFS debt securities totaled $8.9 million and $7.3 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2022
U.S. Treasury	$278	$—	$(21)	$257
U.S. government agencies	107	1	—	108
U.S. government-sponsored entities	283	—	(21)	262
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,360	—	(128)	1,232
Agency collateralized mortgage obligations	1,110	—	(138)	972
Commercial mortgage-backed securities	430	—	(35)	395
States of the U.S. and political subdivisions (municipals)	33	—	(4)	29
Other debt securities	21	—	(1)	20
Total debt securities AFS	$3,622	$1	$(348)	$3,275

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2021
U.S. Treasury	$205	$—	$(1)	$204
U.S. government agencies	154	1	—	155
U.S. government-sponsored entities	194	—	(2)	192
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,342	19	(4)	1,357
Agency collateralized mortgage obligations	1,192	11	(17)	1,186
Commercial mortgage-backed securities	294	5	(2)	297
States of the U.S. and political subdivisions (municipals)	33	—	—	33
Other debt securities	2	—	—	2
Total debt securities AFS	$3,416	$36	$(26)	$3,426

The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM portfolio was $0.23 million and $0.05 million at December 31, 2022 and 2021, respectively. Accrued interest receivable on HTM debt securities totaled $14.0 million and $12.3 million at December 31, 2022 and 2021, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.
TABLE 4.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2022
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	52	—	—	52
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,178	—	(125)	1,053
Agency collateralized mortgage obligations	953	—	(120)	833
Commercial mortgage-backed securities	866	2	(50)	818
States of the U.S. and political subdivisions (municipals)	1,025	1	(107)	919
Other debt securities	12	—	(1)	11
Total debt securities HTM	$4,087	$3	$(403)	$3,687

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2021
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,191	15	(5)	1,201
Agency collateralized mortgage obligations	930	5	(12)	923
Commercial mortgage-backed securities	323	3	(2)	324
States of the U.S. and political subdivisions (municipals)	1,017	39	—	1,056
Total debt securities HTM	$3,463	$62	$(19)	$3,506

There were no significant gross gains or gross losses realized on securities during the twelve months ended December 31, 2022, 2021 or 2020. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 85.2% of these securities backed or sponsored by the U.S. government as of December 31, 2022.

As of December 31, 2022, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13	$13	$1	$1
Due after one year but within five years	579	535	88	88
Due after five years but within ten years	88	87	183	170
Due after ten years	42	41	818	724
	722	676	1,090	983
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,360	1,232	1,178	1,053
Agency collateralized mortgage obligations	1,110	972	953	833
Commercial mortgage-backed securities	430	395	866	818
Total debt securities	$3,622	$3,275	$4,087	$3,687
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

December 31	2022	2021
(dollars in millions)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,403	$5,660
As collateral for short-term borrowings	348	392
Securities pledged as a percent of total securities	91.7%	87.9%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2022
U.S. Treasury	3	$120	$(7)	3	$137	$(14)	6	$257	$(21)
U.S. government agencies	6	46	—	8	4	—	14	50	—
U.S. government-sponsored entities	9	150	(8)	4	112	(13)	13	262	(21)
Residential mortgage-backed securities:
Agency mortgage-backed securities	104	773	(58)	13	455	(70)	117	1,228	(128)
Agency collateralized mortgage obligations	49	455	(42)	23	517	(96)	72	972	(138)
Commercial mortgage-backed securities	16	302	(21)	5	94	(14)	21	396	(35)
States of the U.S. and political subdivisions (municipals)	4	7	(1)	10	22	(3)	14	29	(4)
Other debt securities	7	15	(1)	1	2	—	8	17	(1)
Total	198	$1,868	$(138)	67	$1,343	$(210)	265	$3,211	$(348)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2021
U.S. Treasury	3	$151	$(1)	—	$—	$—	3	$151	$(1)
U.S. government agencies	3	22	—	9	8	—	12	30	—
U.S. government-sponsored entities	3	99	(1)	1	24	(1)	4	123	(2)
Residential mortgage-backed securities:
Agency mortgage-backed securities	13	599	(4)	—	—	—	13	599	(4)
Agency collateralized mortgage obligations	23	659	(15)	3	68	(2)	26	727	(17)
Commercial mortgage-backed securities	5	125	(2)	—	—	—	5	125	(2)
States of the U.S. and political subdivisions (municipals)	10	24	—	—	—	—	10	24	—
Other debt securities	—	—	—	1	2	—	1	2	—
Total	60	$1,679	$(23)	14	$102	$(3)	74	$1,781	$(26)
We evaluated the AFS debt securities that were in an unrealized loss position at December 31, 2022. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates during 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio with a carrying amount of $1.1 billion as of December 31, 2022 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million. In addition to the strong stand-alone ratings, 60% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
Our corporate bond portfolio, with a carrying amount of $31.8 million as of December 31, 2022 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $2.3 million.
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
For the years ending December 31, 2022 and 2021, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.23 million, consisting of $0.07 million relating to the municipal bond portfolio and $0.16 million relating to other debt securities, as of December 31, 2022 and $0.05 million relating to the municipal bond portfolio as of December 31, 2021. The AFS securities portfolios did not have an ACL at December 31, 2022 or 2021. At December 31, 2022 and 2021, there were no securities that were past due or on non-accrual.

NOTE 5.     OTHER SECURITIES
Following is a summary of non-marketable equity securities:
TABLE 5.1

December 31	2022	2021
(in millions)
Federal Home Loan Bank stock	$127	$122
Federal Reserve Bank stock	140	123
Other non-marketable equity securities	1	—
Total non-marketable equity securities	$268	$245
We are a member of the FHLB of Pittsburgh and the FRB of Cleveland. Both institutions require members to purchase and hold a specified minimum level of stock based upon their membership, level of borrowings, collateral balances or participation in other programs. The FHLB and FRB stock is restricted in that they can only be sold back to the respective institutions. These non-marketable equity securities are included in other assets on the Consolidated Balance Sheets. The investments are carried at cost and evaluated for impairment periodically based on the ultimate recoverability of the par value. We determined there was no impairment at December 31, 2022 and 2021.
NOTE 6.     LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $99.3 million at December 31, 2022 and $48.9 million at December 31, 2021, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 6.1

December 31	2022	2021
(in millions)
Commercial real estate	$11,526	$9,899
Commercial and industrial	7,131	5,977
Commercial leases	519	495
Other	114	94
Total commercial loans and leases	19,290	16,465
Direct installment	2,784	2,376
Residential mortgages	5,297	3,654
Indirect installment	1,553	1,227
Consumer lines of credit	1,331	1,246
Total consumer loans	10,965	8,503
Total loans and leases, net of unearned income	$30,255	$24,968

The remaining accretable discount included in the amortized cost of acquired loans was $58.6 million and $30.0 million at December 31, 2022 and 2021, respectively, which includes $10.0 million and $30.9 million established for Howard and Union, respectively, at the time of acquisition.
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
•Commercial and industrial includes loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers, except for PPP loans that are 100% guaranteed by the SBA, which provides a reduced risk of loss to us on these loans. PPP loans are included in the commercial and industrial category and comprise $25.7 million and $336.6 million of this category's outstanding balance at December 31, 2022 and 2021, respectively;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 6.2

December 31	2022	2021
(dollars in millions)
Commercial real estate:
Percent owner-occupied	30.2%	28.8%
Percent non-owner-occupied	69.8	71.2

We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection.
Following is a summary of the activity for these related-party loans during 2022:
TABLE 6.3

(in millions)
Balance at beginning of period	$6
New loans	11
Repayments	(4)
Balance at end of period	$13
Credit Quality
We monitor the credit quality of our loan portfolio using several performance measures based on payment activity and borrower performance. We use an internal risk rating assigned to a commercial loan or lease at origination, summarized below.
TABLE 6.4

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

The following tables summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 6.5

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,967	$2,348	$1,678	$1,283	$700	$2,447	$258	$10,681
Special Mention	43	35	67	74	104	208	5	536
Substandard	3	7	20	47	45	167	20	309
Total commercial real estate	2,013	2,390	1,765	1,404	849	2,822	283	11,526
Commercial and Industrial:
Risk Rating:
Pass	1,635	1,194	760	533	289	453	1,856	6,720
Special Mention	15	43	16	27	48	48	54	251
Substandard	5	12	11	8	38	34	52	160
Total commercial and industrial	1,655	1,249	787	568	375	535	1,962	7,131
Commercial Leases:
Risk Rating:
Pass	187	121	69	59	36	27	—	499
Special Mention	—	1	—	1	—	—	—	2
Substandard	2	5	8	1	1	1	—	18
Total commercial leases	189	127	77	61	37	28	—	519
Other Commercial:
Risk Rating:
Pass	58	—	—	—	—	12	44	114
Total other commercial	58	—	—	—	—	12	44	114
Total commercial loans and leases	3,915	3,766	2,629	2,033	1,261	3,397	2,289	19,290

CONSUMER
Direct Installment:
Current	801	887	453	163	91	374	—	2,769
Past due	—	1	1	1	1	11	—	15
Total direct installment	801	888	454	164	92	385	—	2,784
Residential Mortgages:
Current	1,464	1,587	871	378	128	819	2	5,249
Past due	2	3	3	2	5	33	—	48
Total residential mortgages	1,466	1,590	874	380	133	852	2	5,297
Indirect Installment:
Current	800	357	166	88	80	40	—	1,531
Past due	5	11	3	1	1	1	—	22
Total indirect installment	805	368	169	89	81	41	—	1,553
Consumer Lines of Credit:
Current	74	17	1	3	4	126	1,086	1,311
Past due	—	1	1	—	—	15	3	20
Total consumer lines of credit	74	18	2	3	4	141	1,089	1,331
Total consumer loans	3,146	2,864	1,499	636	310	1,419	1,091	10,965
Total loans and leases	$7,061	$6,630	$4,128	$2,669	$1,571	$4,816	$3,380	$30,255

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 6.6

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2022
Commercial real estate	$13	$—	$39	$52	$11,474	$11,526	$15
Commercial and industrial	9	1	44	54	7,077	7,131	11
Commercial leases	3	—	1	4	515	519	—
Other	1	—	—	1	113	114	—
Total commercial loans and leases	26	1	84	111	19,179	19,290	26
Direct installment	7	1	7	15	2,769	2,784	—
Residential mortgages	28	6	14	48	5,249	5,297	—
Indirect installment	20	1	1	22	1,531	1,553	—
Consumer lines of credit	10	3	7	20	1,311	1,331	—
Total consumer loans	65	11	29	105	10,860	10,965	—
Total loans and leases	$91	$12	$113	$216	$30,039	$30,255	$26

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2021
Commercial real estate	$11	$—	$48	$59	$9,840	$9,899	$20
Commercial and industrial	4	—	15	19	5,958	5,977	4
Commercial leases	1	—	1	2	493	495	—
Other	—	—	—	—	94	94	—
Total commercial loans and leases	16	—	64	80	16,385	16,465	24
Direct installment	5	—	7	12	2,364	2,376	—
Residential mortgages	20	4	10	34	3,620	3,654	—
Indirect installment	12	1	2	15	1,212	1,227	—
Consumer lines of credit	6	1	5	12	1,234	1,246	—
Total consumer loans	43	6	24	73	8,430	8,503	—
Total loans and leases	$59	$6	$88	$153	$24,815	$24,968	$24

Following is a summary of non-performing assets:
TABLE 6.7

December 31	2022	2021
(dollars in millions)
Non-accrual loans	$113	$88
Total non-performing loans and leases	113	88
Other real estate owned	6	8
Total non-performing assets	$119	$96
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.37%	0.35%
Non-performing assets + 90 days past due / total loans and leases + OREO	0.44	0.41
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.1 million at December 31, 2022 and $1.6 million at December 31, 2021. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at December 31, 2022 and 2021 totaled $11.8 million and $4.3 million, respectively. During 2021, we extended the residential mortgage foreclosure moratorium beyond the requirements for government-backed loans, under the CARES Act, to all residential mortgage loan customers.
Approximately $60.8 million of commercial loans are collateral dependent at December 31, 2022. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.
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
Following is a summary of the composition of total TDRs:
TABLE 6.8

December 31	2022	2021
(in millions)
Accruing	$63	$60
Non-accrual	24	32
Total TDRs	$87	$92

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which we can reasonably estimate the timing and amount of the expected cash flows on such loans and for which we expect to fully collect the new carrying value of the loans. During 2022, we returned to accruing status $7.0 million in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL.
Commercial loans over $1.0 million whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial TDRs of $0 at December 31, 2022, compared to $1.5 million at December 31, 2021, and pooled reserves for individual loans of $1.1 million and $1.5 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified in a TDR are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.8 million for December 31, 2022 and $3.9 million for December 31, 2021. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated. The items in the following table have been adjusted for loans that have been paid off and/or sold.
TABLE 6.9

Year Ended December 31	2022			2021
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	12	$2	$2	25	$21	$20
Commercial and industrial	9	1	—	7	1	—
Other	—	—	—	1	—	—
Total commercial loans	21	3	2	33	22	20
Direct installment	42	2	2	38	2	2
Residential mortgages	44	7	7	27	4	4
Consumer lines of credit	14	1	1	41	2	2
Total consumer loans	100	10	10	106	8	8
Total	121	$13	$12	139	$30	$28

Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 6.10

Year Ended December 31	2022		2021
(dollars in millions)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	5	$1	—	$—
Commercial and industrial	2	—	1	—
Total commercial loans	7	1	1	—
Direct installment	5	—	—	—
Residential mortgages	8	1	1	—
Consumer lines of credit	—	—	1	—
Total consumer loans	13	1	2	—
Total	20	$2	3	$—

NOTE 7.    ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
The ACL is maintained for credit losses expected in the existing loan and lease portfolio and is presented as a reserve against loans and leases on the Consolidated Balance Sheets. Loan and lease losses are charged off against the ACL, with recoveries of amounts previously charged off credited to the ACL. Provisions for credit losses are charged to operations based on management’s periodic evaluation of the appropriate level of the ACL. Included in Table 7.1 is the impact to the ACL from our CECL (ASC 326) adoption on January 1, 2020.
Following is a summary of changes in the ACL, by loan and lease class:
TABLE 7.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Year
Year Ended December 31, 2022
Commercial real estate	$156.5	$(12.5)	$4.1	$(8.4)	$8.0	$6.0	$162.1
Commercial and industrial	87.4	(7.4)	5.9	(1.5)	12.7	3.5	102.1
Commercial leases	14.7	(0.1)	—	(0.1)	(1.1)	—	13.5
Other	2.6	(3.4)	1.0	(2.4)	3.8	—	4.0
Total commercial loans and leases	261.2	(23.4)	11.0	(12.4)	23.4	9.5	281.7
Direct installment	26.4	(0.6)	0.7	0.1	8.9	0.5	35.9
Residential mortgages	33.1	(0.6)	0.5	(0.1)	21.2	1.3	55.5
Indirect installment	13.5	(6.1)	2.2	(3.9)	7.7	—	17.3
Consumer lines of credit	10.1	(1.0)	1.1	0.1	0.6	0.5	11.3
Total consumer loans	83.1	(8.3)	4.5	(3.8)	38.4	2.3	120.0
Total allowance for credit losses on loans and leases	344.3	(31.7)	15.5	(16.2)	61.8	11.8	401.7
Allowance for unfunded loan commitments	19.1	—	—	—	2.3	—	21.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(31.7)	$15.5	$(16.2)	$64.1	$11.8	$423.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2021
Commercial real estate	$180.5	$(8.8)	$6.3	$(2.5)	$(21.5)	$156.5
Commercial and industrial	81.2	(15.7)	6.6	(9.1)	15.3	87.4
Commercial leases	17.3	(0.2)	0.9	0.7	(3.3)	14.7
Other	1.4	(2.3)	1.3	(1.0)	2.2	2.6
Total commercial loans and leases	280.4	(27.0)	15.1	(11.9)	(7.3)	261.2
Direct installment	26.0	(1.4)	1.0	(0.4)	0.8	26.4
Residential mortgages	33.7	(1.0)	0.6	(0.4)	(0.2)	33.1
Indirect installment	11.2	(3.1)	2.2	(0.9)	3.2	13.5
Consumer lines of credit	11.8	(1.7)	1.4	(0.3)	(1.4)	10.1
Total consumer loans	82.7	(7.2)	5.2	(2.0)	2.4	83.1
Total allowance for credit losses on loans and leases	363.1	(34.2)	20.3	(13.9)	(4.9)	344.3
Allowance for unfunded loan commitments	13.6	—	—	—	5.5	19.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$376.7	$(34.2)	$20.3	$(13.9)	$0.6	$363.4

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	ASC 326 Adoption Impact	Initial Allowance on PCD Loans	Balance at End of Period
Year Ended December 31, 2020
Commercial real estate	$60	$(31)	$7	$(24)	$67	$38	$40	$181
Commercial and industrial	53	(32)	7	(25)	41	8	4	81
Commercial leases	11	(1)	—	(1)	7	—	—	17
Other	9	(4)	1	(3)	4	(9)	—	1
Total commercial loans and leases	133	(68)	15	(53)	119	37	44	280
Direct installment	13	(1)	1	—	2	10	1	26
Residential mortgages	22	(2)	1	(1)	3	6	4	34
Indirect installment	19	(8)	4	(4)	(6)	2	—	11
Consumer lines of credit	9	(2)	—	(2)	4	—	1	12
Total consumer loans	63	(13)	6	(7)	3	18	6	83
Total allowance for credit losses on loans and leases	196	(81)	21	(60)	122	55	50	363
Allowance for unfunded loan commitments	3	—	—	—	1	10	—	14
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$199	$(81)	$21	$(60)	$123	$65	$50	$377

Following is a summary of changes in the AULC by portfolio segment:
TABLE 7.2

Year Ended December 31	2022	2021	2020
(in millions)
Balance at beginning of period	$19	$14	$3
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	2	5	1
Consumer portfolio	—	—	—
ASC 326 adoption impact:
Commercial portfolio	—	—	8
Consumer portfolio	—	—	2
Balance at end of period	$21	$19	$14
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
At December 31, 2022 and 2021, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at December 31, 2022, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2021 included, but were not limited to: (i) the purchase only Housing Price Index, which reflected growth of 6.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which reflected growth of 13.0% over our R&S forecast period, (iii) S&P Volatility, which increases 15.2% in 2022 and 1.9% in 2023 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.
The ACL on loans and leases of $401.7 million at December 31, 2022 increased $57.4 million, or 16.7%, from December 31, 2021, primarily due to the Howard and Union acquisitions and the associated ACL attributable to the acquired loans and leases, significant loan growth and CECL-related model impacts from a forecasted macroeconomic slowdown and lower prepayment speed assumptions, partially offset by continued solid credit quality performance. Our ending ACL coverage ratio was 1.33% at December 31, 2022, compared to 1.38% at December 31, 2021. Total provision for credit losses for the year ended December 31, 2022 was $64.2 million and included $19.1 million and $9.4 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions, respectively, compared to $0.6 million total provision for the year ended December 31, 2021. Net charge-offs were $16.2 million during 2022, compared to $13.9 million during 2021. The AULC was $21.4 million at December 31, 2022 and included provision expense for unfunded loan commitments and letters of credit of $2.3 million for the year ended December 31, 2022. Comparatively, the AULC was $19.1 million at December 31, 2021 and included provision expense for unfunded loan commitments and letters of credit of $5.5 million for the year ended December 31, 2021.

NOTE 8. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 8.1

December 31	2022	2021
(in millions)
Mortgage loans sold with servicing retained	$5,242	$4,855
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 8.2

Year Ended December 31	2022	2021	2020
(in millions)
Mortgage loans sold with servicing retained	$1,056	$1,762	$1,636
Pre-tax net gains (losses) resulting from above loan sales (1)	(12)	43	70
Mortgage servicing fees (1)	13	12	12
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 8.3

Year Ended December 31	2022	2021	2020
(in millions)
Balance at beginning of period	$44.4	$35.6	$42.6
Additions	13.0	19.2	16.0
Payoffs and curtailments	(4.4)	(12.8)	(14.8)
Impairment (charge) / recovery	2.5	4.8	(5.8)
Amortization	(2.7)	(2.4)	(2.4)
Balance at end of period	$52.8	$44.4	$35.6
Fair value, beginning of period	$46.0	$35.6	$45.2
Fair value, end of period	68.6	46.0	35.6
We had no valuation allowance for MSRs as of December 31, 2022, compared to $2.5 million at December 31, 2021.
The fair value of MSRs is highly sensitive to changes in assumptions and is determined by estimating the present value of the asset’s future cash flows utilizing market-based prepayment rates, discount rates and other assumptions validated through comparison to trade information, industry surveys and the use of independent third-party valuations. Changes in prepayment speed assumptions have the most significant impact on the fair value of MSRs. Generally, as interest rates decline, mortgage loan prepayments accelerate due to increased refinance activity, which results in a decrease in the fair value of MSRs and as interest rates increase, mortgage loan prepayments decline, which results in an increase in the fair value of MSRs. Measurement of fair value is limited to the conditions existing and the assumptions utilized as of a particular point in time, and those assumptions may not be appropriate if they are applied at a different point in time.

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 8.4

December 31	2022	2021
(dollars in millions)
Weighted average life (months)	96	76.6
Constant prepayment rate (annualized)	7.3%	11.2%
Discount rate	10.0%	9.5%
Effect on fair value due to change in interest rates:
+2.00%	$9	$15
+1.00%	4	9
+0.50%	2	5
+0.25%	1	3
-0.25%	(1)	(3)
-0.50%	(3)	(7)
-1.00%	(6)	(13)
-2.00%	(15)	(28)
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
TABLE 8.5

December 31	2022	2021
(in millions)
SBA loans sold to investors with servicing retained	$186	$230
The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 8.6

Year Ended December 31	2022	2021	2020
(in millions)
SBA loans sold with servicing retained	$15	$64	$33
Pretax gains resulting from above loan sales (1)	1	8	3
SBA servicing fees (1)	2	2	2
(1) Recorded in other non-interest income on the Consolidated Statements of Income.

Following is a summary of the activity in SBA servicing rights:
TABLE 8.7

Year Ended December 31	2022	2021	2020
(in millions)
Balance at beginning of period	$3	$3	$3
Additions	—	1	1
Payoffs, curtailments and amortization	(1)	(1)	(1)
Balance at end of period	$2	$3	$3
Fair value, beginning of period	$3	$3	$3
Fair value, end of period	2	3	3
We had a valuation allowance for SBA servicing rights of $1.6 million as of December 31, 2022, compared to $1.1 million at December 31, 2021.
Following is a summary of key assumptions and the sensitivity of the SBA servicing rights to changes in these assumptions. The declines in fair values were immaterial in the scenarios presented.
TABLE 8.8

December 31	2022	2021
(dollars in millions)
Weighted average life (months)	42	42
Constant prepayment rate	15.2%	14.8%
Discount rate	19.9	12.1
Decline in fair value due to change in interest rates:
1% adverse change	$—	$(0.1)
2% adverse change	(0.1)	(0.2)
Decline in fair value due to change in constant prepayment rates:
10% adverse change	(0.1)	(0.1)
20% adverse change	(0.1)	(0.2)
NOTE 9.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:
TABLE 9.1

December 31	2022	2021
(in millions)
Land	$74	$59
Premises	264	229
Equipment	406	344
Finance leases	23	12
	767	644
Accumulated depreciation	(335)	(299)
Total premises and equipment, net	$432	$345

Depreciation expense for premises and equipment is presented in the following table:
TABLE 9.2

December 31	2022	2021	2020
(in millions)
Depreciation expense for premises and equipment	$49	$46	$43
NOTE 10.      GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:
TABLE 10.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Total
Balance at January 1, 2021	$2,231	$8	$23	$2,262
Goodwill additions	—	—	—	—
Balance at December 31, 2021	2,231	8	23	2,262
Goodwill additions	215	—	—	215
Balance at December 31, 2022	$2,446	$8	$23	$2,477
We recorded goodwill during 2022 as a result of the purchase accounting adjustments relating to the Howard and Union acquisitions described in Note 3, "Mergers and Acquisitions." There were no changes to goodwill during 2021.
The following table shows a summary of core deposit intangibles and customer renewal lists:
TABLE 10.2

(in millions)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2022
Gross carrying amount	$258	$18	$276
Accumulated amortization	(173)	(14)	(187)
Net carrying amount	$85	$4	$89
December 31, 2021
Gross carrying amount	$197	$18	$215
Accumulated amortization	(160)	(13)	(173)
Net carrying amount	$37	$5	$42
We recorded core deposit intangibles during 2022 relating to the Howard and Union acquisitions described in Note 3, "Mergers and Acquisitions." Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from eight to thirteen years.
The following table summarizes amortization expense recognized:
TABLE 10.3

December 31	2022	2021	2020
(in millions)
Amortization expense	$14	$12	$13

Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2022:
TABLE 10.4

(in millions)
2023	$20
2024	18
2025	16
2026	12
2027	8
Total	$74
Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2022 and 2021 and determined that our goodwill and other intangible assets are not impaired.
NOTE 11.    LEASES
We have operating leases primarily for certain branches, office space, land, and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of December 31, 2022, we had operating lease right-of-use assets and operating lease liabilities of $135.3 million and $145.6 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $22.2 million and $22.7 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2022, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $69.2 million in right-of-use assets and $90.6 million in other liabilities. These operating leases are currently expected to commence in 2023 or 2024 with lease terms of up to 16 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 11.1

	Twelve Months Ended December 31,
(dollars in millions)	2022	2021	2020
Operating lease cost	$30	$29	$27
Short-term lease cost	1	1	1
Variable lease cost	4	3	3
Finance lease cost	1	—	—
Total lease cost	$36	$33	$31

Other information related to leases is as follows:
TABLE 11.2

	Twelve Months Ended December 31,
(dollars in millions)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28	$27
Operating cash flows from finance leases	$1	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9	$23
Finance leases	$11	$12
Weighted average remaining lease term (years):
Operating leases	9.32	9.83
Finance leases	21.00	23.09
Weighted average discount rate:
Operating leases	2.5%	2.4%
Finance leases	2.6%	1.9%
Maturities of lease liabilities were as follows:
TABLE 11.3

(in millions)	Operating Leases	Finance Leases	Total Leases
December 31, 2022
2023	$27	$1	$28
2024	24	1	25
2025	18	1	19
2026	15	1	16
2027	12	2	14
Later years	69	24	93
Total lease payments	165	30	195
Less: imputed interest	(19)	(7)	(26)
Present value of lease liabilities	$146	$23	$169
As a lessor we offer commercial leasing services to customers in need of new or used equipment primarily within our market areas of Pennsylvania, Ohio, Maryland, North Carolina, South Carolina and West Virginia. Additional information relating to commercial leasing is provided in Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements.

NOTE 12.     VARIABLE INTEREST ENTITIES
We evaluate our interest in certain entities to determine if these entities meet the definition of a VIE and whether we are the primary beneficiary and required to consolidate the entity based on the variable interest we held both at inception and when there is a change in circumstances that requires a reconsideration.

Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at December 31, 2022 and 2021.
TABLE 12.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2022
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	123	37	123
Other investments	33	9	33
Total	$157	$118	$156
December 31, 2021
Trust preferred securities (1)	$1	$67	$—
Affordable housing tax credit partnerships	121	34	121
Other investments	28	6	28
Total	$150	$107	$149
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

The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 12.2

December 31	2022	2021
(in millions)
LIHTC investments included in other assets	$86	$87
Unfunded LIHTC commitments	37	34
The following table summarizes the impact of these LIHTC investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 12.3

	Year Ended December 31
(in millions)	2022	2021	2020
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$14	$13	$11
Low-income housing tax credits	(15)	(15)	(12)
Other tax benefits related to tax credit investments	(2)	(2)	(2)
Total impact on provision for income taxes	$(3)	$(4)	$(3)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in SBIC's, Historic Tax Credit investments, New Market Tax Credit investments and other equity method investments.
NOTE 13.      DEPOSITS
Following is a summary of deposits:
TABLE 13.1

December 31	2022	2021
(in millions)
Non-interest-bearing demand	$11,916	$10,789
Interest-bearing demand	15,100	14,409
Savings	4,142	3,669
Certificates and other time deposits:
Less than $100,000	1,763	1,540
$100,000 through $250,000	827	866
Greater than $250,000	1,022	453
Total certificates and other time deposits	3,612	2,859
Total deposits	$34,770	$31,726

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2022:
TABLE 13.2

(in millions)
2023	$2,638
2024	635
2025	151
2026	119
2027	64
Later years	5
Total	$3,612
NOTE 14.      SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:
TABLE 14.1

December 31	2022	2021
(in millions)
Securities sold under repurchase agreements	$317	$376
Federal Home Loan Bank advances	930	1,030
Subordinated notes	125	130
Total short-term borrowings	$1,372	$1,536
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. We did not have any short-term FHLB advances with overnight maturities as of December 31, 2022 or 2021. At December 31, 2022, $0.9 billion, or 100.0%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $1.0 billion, or 100.0%, as of December 31, 2021.
During 2020, we terminated hedges related to $225.0 million of higher-rate short-term FHLB borrowings, which resulted in hedge termination costs of $8.9 million reported in other non-interest income on the Consolidated Statements of Income.
The following represents weighted average interest rates on short-term borrowings:
TABLE 14.2

December 31	2022	2021	2020
Year-to-date average	1.72%	1.61%	1.53%
Period-end	1.96	1.61	1.57

NOTE 15.      LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:
TABLE 15.1

December 31	2022	2021
(in millions)
Senior notes	$648	$299
Subordinated notes	70	68
Junior subordinated debt	72	67
Other subordinated debt	303	248
Total long-term borrowings	$1,093	$682
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
During 2022, we assumed $25 million of other subordinated debt and $5 million of junior subordinated debt from the Howard acquisition and $31 million of other subordinated debt from the Union acquisition. Those additions are reflected in the balances above and in the tables below.
Scheduled annual maturities for the long-term borrowings for the years following December 31, 2022 are as follows:
TABLE 15.2

(in millions)
2023	$337
2024	7
2025	457
2026	9
2027	9
Later years	274
Total	$1,093
Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $9.8 billion, of which $930.0 million was utilized and included in short-term borrowings and $340.0 million was utilized for a letter of credit for pledging of public funds as of December 31, 2022. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically during 2023. There were no long-term FHLB borrowings during 2022, or as of December 31, 2022 or 2021. Effective interest rates paid on the long-term advances held during the year ranged from 0.26% to 0.29% for the year ended December 31, 2021.
During 2020, we reduced higher-rate outstanding long-term FHLB borrowings by $490.0 million, which resulted in a loss on early debt extinguishment of $16.7 million reported in non-interest income on the Consolidated Statements of Income.

Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2032. At December 31, 2022, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rates on the subordinated notes are presented in the following table:
TABLE 15.3

December 31	2022	2021	2020
Subordinated notes weighted average interest rate	3.36%	3.12%	3.23%
Junior subordinated debt
The junior subordinated debt is comprised of the debt securities issued by FNB, or companies we acquired, in relation to our four unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated VIEs and are included on the Consolidated Balance Sheets in long-term borrowings. One hundred percent of the common equity of each Trust is owned by FNB. The Trusts were formed for the purpose of issuing FNB-obligated mandatorily redeemable capital securities, or TPS to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities issued by FNB, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our Financial Statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by us on the junior subordinated debt held by the Trusts. F.N.B. Statutory Trust II was formed by us, and the other three statutory trusts were assumed through acquisitions. The acquired statutory trusts were adjusted to fair value in conjunction with the various acquisitions.
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
The following table provides information relating to the Trusts as of December 31, 2022:
TABLE 15.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	6.42%	LIBOR + 165 bps
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	6.09%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	6.19%	LIBOR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	6.25%	LIBOR + 148 bps
Total	$77	$3	$72

Senior and other subordinated debt
The following table provides information relating to our senior notes and other subordinated debt as of December 31, 2022. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 15.5

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (6)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
2.200% Senior Notes due February 24, 2023	$300	$298	$300	2/24/2023	2.200%
5.150% Senior Notes due August 25, 2025	350	347	348	8/25/2025	5.150%
Total senior notes	650	645	648
Other Subordinated Debt:
4.950% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	4.950%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (5)	38	46	29	8/12/2023	7.625%
6.000% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (5)	25	26	25	12/6/2028	6.000%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (3) (5)	25	24	24	5/29/2030	5.000%
6.000% Fixed-To-Floating Rate Subordinated Note due May 15, 2028 (4) (5)	6	6	6	5/15/2028	6.000%
Total other subordinated debt	314	318	303
Total	$964	$963	$951
(1) Fixed-to-floating rate until February 14, 2024, at which time the floating rate will be three-month LIBOR plus 240 basis points, or an alternative rate that may replace LIBOR, as specified in the prospectus for this offering.
(2) Fixed-to-floating rate until December 6, 2023, at which time the floating rate will be three-month LIBOR plus 302 basis points, or an alternative rate that may replace LIBOR, as specified in the prospectus for this offering.
(3) Fixed-to-floating rate until May 29, 2025, at which time the floating rate will be three-month SOFR plus 464 basis points.
(4) Fixed-to-floating rate until May 15, 2023, at which time the floating rate will be three-month LIBOR plus 350 basis points, or an alternative rate that may replace LIBOR, as specified in the prospectus for this offering.
(5) Assumed from an acquisition and adjusted to fair value at the time of acquisition.
(6) After deducting underwriting discounts and commissions and offering costs. For the debt assumed from acquisitions, this is the fair value of the debt at the time of the acquisition.
NOTE 16.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 16.1

December 31	2022			2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in millions)		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$2,180	$—	$1	$2,080	$1	$—
Interest rate swaps – not designated	5,333	89	6	5,547	2	20
Total subject to master netting arrangements	7,513	89	7	7,627	3	20
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,333	6	390	5,547	172	24
Interest rate lock commitments – not designated	163	—	12	482	9	—
Forward delivery commitments – not designated	203	1	2	502	1	1
Credit risk contracts – not designated	506	—	—	368	—	—
Total not subject to master netting arrangements	6,205	7	404	6,899	182	25
Total	$13,718	$96	$411	$14,526	$185	$45
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
We adopted RRR on October 1, 2020, and the guidance will be followed until the Update terminates on December 31, 2024. As of October 16, 2020, we changed our valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash migration from overnight index swap (OIS) to SOFR for U.S. dollar cleared interest rate swaps to better reflect prices obtainable in the markets in which we transact. Certain of these valuation methodology changes were applied to eligible hedging relationships. Accordingly, we have updated our hedge documentation to reflect the election of certain expedients and exceptions related to our cash flow hedging programs. The change in valuation methodology was applied prospectively as a change in accounting estimate and did not have a material impact on our consolidated financial position or results of operations.
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

The following table shows amounts reclassified from AOCI:
TABLE 16.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(in millions)	2022	2021	2020		2022	2021	2020
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(39)	$5	$(51)	Interest income (expense)	$(11)	$(18)	$(14)
				Other income	—	—	(9)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 16.3

	Year Ended December 31,
	2022		2021		2020
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,117	$25	$886	$27	$990	$38
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income (1)	(8)	(3)	2	(20)	(7)	(16)
Amount of gain (loss) reclassified from AOCI into income as a result that a forecasted transaction is no longer probable of occurring	—	—	—	—	—	—
(1) For 2020, the amount of loss reclassified from AOCI into net income relating to interest income on loans and leases included an $8.9 million loss reflected in other non-interest income.
As of December 31, 2022, the maximum length of time over which forecasted interest cash flows are hedged is 3.3 years. In the twelve months that follow December 31, 2022, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $22.3 million ($17.3 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2022. During the third quarter of 2020, we terminated $225.0 million of notional value of interest rate contracts - designated subject to master netting arrangements.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the years ended December 31, 2022 and 2021, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Interest Rate Lock Commitments. IRLCs are an agreement to extend credit to a mortgage loan borrower, or an agreement to purchase a loan from a third-party originator, whereby the interest rate on the loan is set prior to funding. We are bound to fund the loan at a specified rate, regardless of whether interest rates have changed between the commitment date and the loan funding date, subject to the loan approval process. The borrower is not obligated to perform under the commitment. As such, outstanding IRLCs subject us to interest rate risk and related price risk during the period from the commitment to the borrower through the loan funding date, or commitment expiration. The IRLCs generally range between 30 to 360 days. The IRLCs are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as mortgage banking operations non-interest income.
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
Risk participation agreements sold with notional amounts totaling $388.6 million as of December 31, 2022 have remaining terms ranging from two months to nineteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million and $0.2 million at December 31, 2022 and 2021, respectively. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at December 31, 2022 and $0.1 million and $0.2 million, respectively, at December 31, 2021.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 16.4

		Year Ended December 31,
(in millions)	Consolidated Statements of Income Location	2022	2021	2020
Interest rate swaps	Non-interest income - other	$—	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—	—
Forward delivery contracts	Mortgage banking operations	(1)	2	(2)
Credit risk contracts	Non-interest income - other	—	—	—

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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay an additional $0.1 million and $0.2 million as of December 31, 2022 and 2021, respectively, in excess of amounts previously posted as collateral with the respective counterparty.
The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 16.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
December 31, 2022
Derivative Assets
Interest rate contracts:
Not designated	$89	$—	$88	$1
Total	$89	$—	$88	$1

Derivative Liabilities
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	6	—	6	—
Total	$7	$—	$7	$—

December 31, 2021
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	2	—	2	—
Total	$3	$—	$3	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$20	$—	$20	$—
Total	$20	$—	$20	$—

NOTE 17.    COMMITMENTS, CREDIT RISK AND CONTINGENCIES
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
Following is a summary of off-balance sheet credit risk information:
TABLE 17.1

December 31	2022	2021
(in millions)
Commitments to extend credit	$13,250	$11,228
Standby letters of credit	207	194
At December 31, 2022, funding of 72.0% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets was $21.4 million and $19.2 million at December 31, 2022 and 2021, respectively. Additional information relating to the AULC is provided in Note 7, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Notes 14 and 15.
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
NOTE 18.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant-date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,266,821 and 1,113,314 restricted stock units during 2022 and 2021, respectively, including 297,508 and 325,284 performance-based restricted stock units during those same periods, respectively. As of December 31, 2022, we had available up to 9,877,023 shares of common stock to issue under this Plan, including 7,397,956 shares registered during the second quarter of 2022.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 18.1

	2022		2021		2020
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of year	4,680,786	$9.71	4,322,115	$9.46	2,858,357	$12.56
Granted	1,266,821	13.07	1,113,314	12.65	2,004,895	6.95
Acquired	60,300	9.41	—	—	—	—
Net adjustment due to performance	575,264	9.58	527,975	10.79	47,290	13.00
Vested	(1,702,099)	10.57	(1,320,646)	12.07	(613,581)	14.41
Forfeited/expired/canceled	(243,062)	10.88	(143,238)	10.65	(203,058)	12.54
Dividend reinvestment	183,172	12.12	181,266	12.17	228,212	8.14
Unvested units outstanding at end of year	4,821,182	10.30	4,680,786	9.71	4,322,115	9.46

The following table provides certain information related to restricted stock units:
TABLE 18.2

Year Ended December 31	2022	2021	2020
(in millions)
Stock-based compensation expense	$22	$21	$16
Tax benefit related to stock-based compensation expense	5	4	3
Fair value of units vested	21	16	5
As of December 31, 2022, there was $9.5 million of unrecognized compensation cost related to unvested restricted stock units including $0.5 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of December 31, 2022 are as follows:
TABLE 18.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,842,684	1,978,498	4,821,182
Unrecognized compensation expense	$9	$—	$9
Intrinsic value	$37	$26	$63
Weighted average remaining life (in years)	1.77	1.43	1.63
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 18.4

	2022	Weighted Average Exercise Price per Share	2021	Weighted Average Exercise Price per Share	2020	Weighted Average Exercise Price per Share
Options outstanding at beginning of year	167,327	$8.83	196,086	$8.61	246,084	$8.14
Assumed from acquisitions	29,396	8.08	—	—	—	—
Exercised	(55,713)	7.23	(28,168)	7.38	(33,945)	5.74
Forfeited/expired	(2,629)	8.22	(591)	6.44	(16,053)	7.38
Options outstanding and exercisable at end of year	138,381	9.32	167,327	8.83	196,086	8.61

The following table summarizes information about stock options outstanding at December 31, 2022:
TABLE 18.5

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$6.97 - $10.46	65,301	1.51	$7.76
$10.47 - $11.37	73,080	2.14	10.72
	138,381
The intrinsic value of outstanding and exercisable stock options at December 31, 2022 was $0.5 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 19.    RETIREMENT PLANS
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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the Consolidated Balance Sheets for the qualified and non-qualified plans described above (collectively, the Plans):
TABLE 19.1

December 31	2022			2021
	Qualified	Non-Qualified	Total	Qualified	Non-Qualified	Total
(in millions)
Accumulated benefit obligation	$114	$16	$130	$154	$18	$172
Projected benefit obligation at beginning of year	$154	$18	$172	$167	$20	$187
Acquisition	—	2	2	—	—	—
Interest cost	4	1	5	4	—	4
Actuarial loss (gain)	(34)	(3)	(37)	(7)	(1)	(8)
Benefits paid	(10)	(2)	(12)	(10)	(1)	(11)
Projected benefit obligation at end of year	$114	$16	$130	$154	$18	$172
Fair value of plan assets at beginning of year	$201	$—	$201	$189	$—	$189
Actual return on plan assets	(21)	—	(21)	22	—	22
Corporation contribution	—	2	2	—	1	1
Benefits paid	(10)	(2)	(12)	(10)	(1)	(11)
Fair value of plan assets at end of year	$170	$—	$170	$201	$—	$201
Funded status of plans	$56	$(16)	$40	$47	$(18)	$29
The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis, reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:
TABLE 19.2

Assumptions at December 31	2022	2021
Weighted average discount rate	5.34%	2.72%
Rates of average increase in compensation levels	3.30	3.50
The discount rate assumption at December 31, 2022 and 2021 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and OCI for the Plans included the following components:
TABLE 19.3

Year Ended December 31	2022	2021	2020
(in millions)
Interest cost	$5	$4	$6
Expected return on plan assets	(14)	(12)	(13)
Actuarial loss amortization	2	3	3
Total pension cost	(7)	(5)	(4)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Current year actuarial (gain) loss	(2)	(18)	10
Amortization of actuarial loss	(2)	(3)	(3)
Total amount recognized in other comprehensive (loss) income	(4)	(21)	7
Total amount recognized in net periodic benefit cost (gain) and other comprehensive (loss) income	$(11)	$(26)	$3
The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:
TABLE 19.4

Assumptions for the Year Ended December 31	2022	2021	2020
Weighted average discount rate	2.72%	2.31%	3.17%
Rates of increase in compensation levels	3.30	3.50	3.50
Expected long-term rate of return on assets	6.75	6.75	7.25
The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes. The expected long-term rate of return on plan assets was reduced to 6.75% effective January 1, 2021.
The change in plan assets reflects benefits paid from the qualified pension plans of $9.9 million for both 2022 and 2021. We made contributions to the RIP of $5.0 million during 2020. We did not make a contribution to the RIP in 2022 and 2021. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $1.5 million for 2022 and $1.4 million for 2021.
The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2022:
TABLE 19.5

(in millions)
Expected employer contributions:	2023	$2
Expected benefit payments:	2023	11
	2024	11
	2025	11
	2026	11
	2027	11
	2028 – 2032	51
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
TABLE 19.6

Year Ended December 31	2022	2021	2020
(in millions)
401(k) contribution expense	$20	$19	$17
We also sponsor an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.
Pension Plan Investment Policy and Strategy
Our investment strategy for the RIP is to diversify plan assets between a wide mix of securities within the equity and debt markets to allow the plan assets the opportunity to meet the expected long-term rate of return requirements, while minimizing short-term volatility. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, emerging market and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. Treasury, U.S. agency and domestic investment-grade bonds.
The following table presents asset allocations for our pension plans as of December 31, 2022 and 2021, and the target allocation for 2023, by asset category:
TABLE 19.7

	Target Allocation	Percentage of Plan Assets
December 31	2023	2022	2021
Asset Category
Equity securities	45 - 65	63%	64%
Debt securities	30 - 50	35	33
Cash equivalents	0 - 10	2	3
At December 31, 2022 and 2021, equity securities included 347,500 and 367,500 shares, respectively, of our common stock, representing 2.7% and 2.2% of total plan assets at December 31, 2022 and 2021, respectively. Dividends received on our common stock held by the Plan were $0.2 million for both 2022 and 2021.

The fair values of our pension plan assets by asset category are as follows:
TABLE 19.8

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Asset Class
Cash	$4	$—	$—	$4
Equity securities:
F.N.B. Corporation	5	—	—	5
Other large-cap U.S. financial services companies	2	—	—	2
Other large-cap U.S. companies	58	—	—	58
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	4	—	—	4
U.S. mid-cap equity index funds	5	—	—	5
Non-U.S. equities growth fund	12	—	—	12
U.S. equity funds:
U.S. mid-cap	12	—	—	12
U.S. small-cap	4	—	—	4
Other	4	—	—	4
Fixed income securities:
U.S. government agencies	—	40	—	40
Fixed income mutual funds:
U.S. investment-grade fixed income securities	19	—	—	19
Total	$130	$40	$—	$170

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Asset Class
Cash	$7	$—	$—	$7
Equity securities:
F.N.B. Corporation	4	—	—	4
Other large-cap U.S. financial services companies	3	—	—	3
Other large-cap U.S. companies	67	—	—	67
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	5	—	—	5
U.S. mid-cap equity index funds	6	—	—	6
Non-U.S. equities growth fund	17	—	—	17
U.S. equity funds:
U.S. mid-cap	14	—	—	14
U.S. small-cap	5	—	—	5
Other	5	—	—	5
Fixed income securities:
U.S. government agencies	—	44	—	44
Fixed income mutual funds:
U.S. investment-grade fixed income securities	23	—	—	23
Total	$157	$44	$—	$201
The classifications for Level 1, Level 2 and Level 3 are discussed in Note 26, “Fair Value Measurements”.

NOTE 20.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense consist of the following:
TABLE 20.1

Year Ended December 31	2022	2021	2020
(in millions)
Current income taxes:
Federal taxes	$94	$79	$71
State taxes	9	4	5
Total current income taxes	103	83	76
Deferred income taxes:
Federal taxes	9	12	(20)
State taxes	2	3	1
Total deferred income taxes	11	15	(19)
Total income taxes	$114	$98	$57
The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:
TABLE 20.2

Year Ended December 31	2022	2021	2020
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.5	1.1	1.6
Tax-exempt interest	(1.6)	(1.7)	(2.8)
Cash surrender value on BOLI	(0.4)	(0.5)	(0.8)
Tax credits	(3.2)	(3.2)	(6.3)
Affordable housing cost amortization, net of tax benefits	2.2	2.2	2.5
Other items	1.1	0.7	1.5
Effective tax rate	20.6%	19.6%	16.7%
The effective tax rates in 2022, 2021 and 2020, respectively, were lower than the 21% statutory federal tax rate primarily due to the tax benefits resulting from renewable energy investment and historic tax credits, tax-exempt income on investments and loans and income from BOLI. For the years ended December 31, 2022, 2021 and 2020, we recognized net investment tax credits, under IRC section 48, of $0, $0 and $8.3 million, respectively, using the flow-through method of accounting for income tax credits.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. DTAs and DTLs are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The following table presents the tax effects of significant temporary differences that give rise to federal and state DTAs and DTLs:
TABLE 20.3

December 31	2022	2021
(in millions)
Deferred tax assets:
Allowance for credit losses	$90	$76
Discounts on loans acquired in a business combination	14	8
Net operating loss/tax credit carryforwards	50	37
Deferred compensation	16	14
Securities impairments	2	1
Lease liability	39	36
Net unrealized securities losses	90	4
Other	13	13
Total	314	189
Valuation allowance	(35)	(34)
Total deferred tax assets	279	155
Deferred tax liabilities:
Loan costs	(10)	(6)
Depreciation	(7)	(11)
Prepaid expenses	(1)	(1)
Amortizable intangibles	(24)	(11)
Pension and other defined benefit plans	(7)	(4)
Lease financing	(31)	(33)
Mortgage servicing rights	(12)	(10)
Lease ROU asset	(35)	(34)
Other	(4)	(2)
Total deferred tax liabilities	(131)	(112)
Net deferred tax assets	$148	$43
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the DTAs or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable DTAs. As of December 31, 2022, the valuation allowance of $34.5 million primarily includes unused federal and state net operating loss carryforwards expiring from 2023 to 2042 and $3.3 million of state tax credit carryforwards. We anticipate that neither the state net operating loss and state tax credit carryforwards nor the other net DTAs at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the DTAs related to these items.
As of December 31, 2022, we had approximately $75.5 million of federal net operating loss and built-in loss carryforwards from acquired companies and $1.6 million of state tax credit carryforwards, net of valuation allowances. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2038. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no additional valuation allowance against the recorded DTA is warranted.
Uncertain Tax Positions
We account for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2022 and 2021, we have approximately $3.5 million and $2.7 million, respectively, of unrecognized tax benefits related to uncertain tax positions. As of December 31, 2022, $3.2 million of these tax benefits would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. A tabular reconciliation of the unrecognized tax benefits is not presented as the impact of changes to uncertain tax positions on our income tax expense was immaterial.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2019. With limited exception, we are no longer subject to state income tax examinations for years prior to 2019. We currently have one open state examination for the tax years 2017 to 2019 and do not expect any material adjustments. We also have outstanding refund requests on amended tax returns from an acquisition. We anticipate that a reduction in the unrecognized tax benefit of up to $0.03 million may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.
NOTE 21.      OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 21.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2022
Balance at beginning of period	$8	$(22)	$(48)	$(62)
Other comprehensive (loss) income before reclassifications	(277)	(30)	4	(303)
Amounts reclassified from AOCI	—	8	—	8
Net current period other comprehensive (loss) income	(277)	(22)	4	(295)
Balance at end of period	$(269)	$(44)	$(44)	$(357)
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
NOTE 22.      EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 22.1

Year Ended December 31	2022	2021	2020
(dollars in millions, except per share data)
Net income	$439	$405	$286
Less: Preferred stock dividends	8	8	8
Net income available to common stockholders	$431	$397	$278
Basic weighted average common shares outstanding	349,976,557	319,791,100	323,368,639
Net effect of dilutive stock options and restricted stock	4,075,640	3,690,388	2,119,325
Diluted weighted average common shares outstanding	354,052,197	323,481,488	325,487,964
Earnings per common share:
Basic	$1.23	$1.24	$0.86
Diluted	$1.22	$1.23	$0.85

The following table shows the average shares excluded from the above calculation as their effect would have been anti-dilutive:
TABLE 22.2

Year Ended December 31	2022	2021	2020
Average shares excluded from the diluted earnings per common share calculation	—	—	22,375
NOTE 23.      REGULATORY MATTERS
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
As of December 31, 2022, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the respective regulatory frameworks. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:
TABLE 23.1

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
F.N.B. Corporation:
Total capital	$4,183	12.06%	$3,467	10.00%	$3,640	10.50%
Tier 1 capital	3,511	10.13	2,080	6.00	2,947	8.50
Common equity tier 1	3,405	9.82	n/a	n/a	2,427	7.00
Leverage	3,511	8.64	n/a	n/a	1,626	4.00
Risk-weighted assets	34,671
FNBPA:
Total capital	4,327	12.51	3,459	10.00	3,632	10.50
Tier 1 capital	3,640	10.52	2,767	8.00	2,940	8.50
Common equity tier 1	3,560	10.29	2,248	6.50	2,421	7.00
Leverage	3,640	8.97	2,029	5.00	1,623	4.00
Risk-weighted assets	34,589

As of December 31, 2021
F.N.B. Corporation:
Total capital	$3,531	12.18%	$2,899	10.00%	$3,044	10.50%
Tier 1 capital	2,984	10.29	1,739	6.00	2,464	8.50
Common equity tier 1	2,877	9.92	n/a	n/a	2,029	7.00
Leverage	2,984	7.99	n/a	n/a	1,493	4.00
Risk-weighted assets	28,991
FNBPA:
Total capital	3,695	12.77	2,893	10.00	3,038	10.50
Tier 1 capital	3,098	10.71	2,314	8.00	2,459	8.50
Common equity tier 1	3,018	10.43	1,880	6.50	2,025	7.00
Leverage	3,098	8.31	1,864	5.00	1,491	4.00
Risk-weighted assets	28,930
(1) Reflects the well-capitalized standard under Regulation Y for F.N.B. Corporation and the prompt corrective action framework for FNBPA.
The FRB eliminated the reserve requirement for thousands of depository institutions, although FNBPA still maintains deposits with the FRB for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2022, our subsidiaries had $432.9 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $842.6 million at December 31, 2022.

NOTE 24.      CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 24.1

Year Ended December 31	2022	2021	2020
(in millions)
Interest paid on deposits and other borrowings	$144	$101	$216
Income taxes paid	81	74	57
Transfers of loans to other real estate owned	2	4	3
Loans transferred to held for sale from portfolio	—	—	537
Loans transferred to portfolio from held for sale	12	—	—
We did not have any restricted cash as of December 31, 2022, 2021 or 2020.
Supplemental non-cash information relating to the Howard and Union acquisitions is included in Note 3, Mergers and Acquisitions.
NOTE 25.      BUSINESS SEGMENTS
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
TABLE 25.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2022
Interest income	$1,280	$—	$—	$5	$1,285
Interest expense	145	—	—	20	165
Net interest income	1,135	—	—	(15)	1,120
Provision for credit losses	63	—	—	1	64
Non-interest income	240	64	24	(5)	323
Non-interest expense (1)	744	42	19	7	812
Amortization of intangibles	13	—	1	—	14
Income tax expense (benefit)	116	5	1	(8)	114
Net income (loss)	439	17	3	(20)	439
Total assets	43,586	37	33	69	43,725
Total intangibles	2,530	9	27	—	2,566

At or for the Year Ended December 31, 2021
Interest income	$1,003	$—	$—	$2	$1,005
Interest expense	86	—	—	12	98
Net interest income	917	—	—	(10)	907
Provision for credit losses	(1)	—	—	2	1
Non-interest income	251	61	24	(6)	330
Non-interest expense (1)	653	39	21	8	721
Amortization of intangibles	11	—	1	—	12
Income tax expense (benefit)	100	5	—	(7)	98
Net income (loss)	405	17	2	(19)	405
Total assets	39,396	37	34	46	39,513
Total intangibles	2,268	9	27	—	2,304

At or for the Year Ended December 31, 2020
Interest income	$1,129	$—	$—	$1	$1,130
Interest expense	188	—	—	20	208
Net interest income	941	—	—	(19)	922
Provision for credit losses	123	—	—	—	123
Non-interest income	233	49	22	(10)	294
Non-interest expense (1)	675	35	19	8	737
Amortization of intangibles	12	—	1	—	13
Income tax expense (benefit)	61	3	—	(7)	57
Net income (loss)	303	11	2	(30)	286
Total assets	37,245	38	35	36	37,354
Total intangibles	2,279	9	28	—	2,316
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 26.      FAIR VALUE MEASUREMENTS
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
TABLE 26.1

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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
These securities are recorded at fair value on a recurring basis. At December 31, 2022, 100.0% of AFS securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2022 and 2021, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and is classified as Level 3.
Loans Held For Sale
Residential mortgage loans held for sale are carried at fair value under the FVO, an irrevocable election at time of origination. Fair value for residential mortgage loans held for sale, when recorded, is based on independent quoted market prices and is classified as Level 2. Residential mortgage loans held for sale that subsequently are not sold on the secondary market, are carried at fair value under the FVO and classified as Level 3.
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
Other Assets - Mortgage Servicing Rights and Small Business Administration Servicing Assets
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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 26.2

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$257	$—	$—	$257
U.S. government agencies	—	108	—	108
U.S. government-sponsored entities	—	262	—	262
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,232	—	1,232
Agency collateralized mortgage obligations	—	972	—	972
Commercial mortgage-backed securities	—	395	—	395
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	20	—	20
Total debt securities available for sale	257	3,018	—	3,275
Loans held for sale	—	91	—	91
Derivative financial instruments
Trading	—	95	—	95
Not for trading	—	1	—	1
Total derivative financial instruments	—	96	—	96
Total assets measured at fair value on a recurring basis	$257	$3,205	$—	$3,462
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$396	$—	$396
Not for trading	—	3	12	15
Total derivative financial instruments	—	399	12	411
Total liabilities measured at fair value on a recurring basis	$—	$399	$12	$411

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2021
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$204	$—	$—	$204
U.S. government agencies	—	155	—	155
U.S. government-sponsored entities	—	192	—	192
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,357	—	1,357
Agency collateralized mortgage obligations	—	1,186	—	1,186
Commercial mortgage-backed securities	—	297	—	297
States of the U.S. and political subdivisions (municipals)	—	33	—	33
Other debt securities	—	2	—	2
Total debt securities available for sale	204	3,222	—	3,426
Loans held for sale	—	269	—	269
Derivative financial instruments
Trading	—	174	—	174
Not for trading	—	2	9	11
Total derivative financial instruments	—	176	9	185
Total assets measured at fair value on a recurring basis	$204	$3,667	$9	$3,880
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$44	$—	$44
Not for trading	—	1	—	1
Total derivative financial instruments	—	45	—	45
Total liabilities measured at fair value on a recurring basis	$—	$45	$—	$45

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 26.3

(in millions)	Other Debt Securities	Interest Rate Lock Commitments	Total
Year Ended December 31, 2022
Balance at beginning of period	$—	$9	$9
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Settlements	(1)	(9)	(10)
Transfers from Level 3	(1)	—	(1)
Balance at end of period	$—	$—	$—
Year Ended December 31, 2021
Balance at beginning of period	$—	$24	$24
Purchases, issuances, sales and settlements:
Issuances	—	9	9
Settlements	—	(24)	(24)
Balance at end of period	$—	$9	$9
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. During 2022, we transferred $1.0 million in other debt securities out of the Level 3 hierarchy level into the Level 2 hierarchy level. There were no transfers of assets or liabilities between the hierarchy levels during 2021.
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
TABLE 26.4

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Collateral dependent loans	$—	$—	$34	$34
Other assets - MSRs	—	—	—	—
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	3	3
December 31, 2021
Collateral dependent loans	$—	$—	$20	$20
Other assets - MSRs	—	—	10	10
Other assets - SBA servicing asset	—	—	3	3
Other real estate owned	—	—	2	2
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the twelve months ended December 31, 2022 and 2021, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during 2022 had a carrying amount of $33.9 million which includes an allocated ACL of $11.6 million. The ACL includes a provision applicable to the current period fair value measurements of $6.2 million, which was included in provision for credit losses for 2022.
MSRs measured at fair value on a non-recurring basis had a carrying value of $0, which included a valuation allowance of $0, as of December 31, 2022. The valuation allowance includes a recovery of $2.5 million included in earnings for 2022. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $1.8 million. During 2022, the valuation allowance increased $0.4 million to $1.6 million as of December 31, 2022, up from $1.2 million at December 31, 2021, which is reflected in the year-to-date provision expense.
OREO measured at fair value on a non-recurring basis during 2022 had a carrying amount of $2.9 million which included a valuation allowance of $0.6 million, as of December 31, 2022. The valuation allowance includes a loss of $0.7 million, which was included in earnings for 2022.
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
Loans and Leases.  The fair value of fixed rate loans and leases is estimated by discounting the future cash flows using the current rates at which similar loans and leases would be made to borrowers with similar credit ratings and for the same remaining maturities less an illiquidity discount, as the fair value measurement represents an exit price from a market participants' viewpoint. The fair value of variable and adjustable-rate loans and leases approximates the carrying amount. Due to the significant judgment involved in evaluating credit quality, loans and leases are classified within Level 3 of the fair value hierarchy.
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
The fair values of our financial instruments are as follows:
TABLE 26.5

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Financial Assets
Cash and cash equivalents	$1,674	$1,674	$1,674	$—	$—
Debt securities available for sale	3,275	3,275	257	3,018	—
Debt securities held to maturity	4,087	3,687	—	3,687	—
Net loans and leases, including loans held for sale	29,977	29,008	—	91	28,917
Loan servicing rights	55	71	—	—	71
Derivative assets	96	96	—	96	—
Accrued interest receivable	126	126	126	—	—
Financial Liabilities
Deposits	34,770	34,673	31,158	3,515	—
Short-term borrowings	1,372	1,369	1,369	—	—
Long-term borrowings	1,093	1,061	—	—	1,061
Derivative liabilities	411	411	—	399	12
Accrued interest payable	31	31	31	—	—
December 31, 2021
Financial Assets
Cash and cash equivalents	$3,493	$3,493	$3,493	$—	$—
Debt securities available for sale	3,426	3,426	204	3,222	—
Debt securities held to maturity	3,463	3,506	—	3,506	—
Net loans and leases, including loans held for sale	24,919	24,518	—	269	24,249
Loan servicing rights	47	49	—	—	49
Derivative assets	185	185	—	176	9
Accrued interest receivable	76	76	76	—	—
Financial Liabilities
Deposits	31,726	31,725	28,867	2,858	—
Short-term borrowings	1,536	1,536	1,536	—	—
Long-term borrowings	682	704	—	—	704
Derivative liabilities	45	45	—	45	—
Accrued interest payable	10	10	10	—	—

NOTE 27.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the Consolidated Financial Statements.
TABLE 27.1

Balance Sheets (in millions) December 31	2022	2021
Assets
Cash and cash equivalents	$662	$295
Other assets	21	15
Investment in bank subsidiary	5,762	5,246
Investments in and advances to non-bank subsidiaries	481	461
Total Assets	$6,926	$6,017
Liabilities
Other liabilities	$45	$41
Advances from affiliates	197	197
Long-term borrowings	1,023	621
Subordinated notes:
Short-term	7	7
Long-term	1	1
Total Liabilities	1,273	867
Stockholders’ Equity	5,653	5,150
Total Liabilities and Stockholders’ Equity	$6,926	$6,017
TABLE 27.2

Statements of Income (in millions) Year Ended December 31	2022	2021	2020
Income
Dividend income from subsidiaries:
Bank	$254	$215	$300
Non-bank	6	5	4
	260	220	304
Interest income	16	13	6
Total Income	276	233	310
Expenses
Interest expense	34	25	25
Other expenses	17	17	18
Total Expenses	51	42	43
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	225	191	267
Income tax benefit	9	7	7
	234	198	274
Equity in undistributed income (loss) of subsidiaries:
Bank	200	207	15
Non-bank	5	—	(3)
Net Income	$439	$405	$286

TABLE 27.3

Statements of Cash Flows (in millions) Year Ended December 31	2022	2021	2020
Operating Activities
Net income	$439	$405	$286
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(203)	(207)	(12)
Other, net	—	(2)	13
Net cash flows provided by operating activities	236	196	287
Investing Activities
Net increase in advances to subsidiaries	(18)	(78)	—
Payment for further investment in subsidiaries	3	(12)	(270)
Net cash received in business combinations	9	—	—
Net cash flows used in investing activities	(6)	(90)	(270)
Financing Activities
Decrease in long-term debt	(3)	(2)	(4)
Increase in long-term debt	351	2	302
Other, net	(32)	(27)	(21)
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(171)	(156)	(157)
Net cash flows provided by (used in) financing activities	137	(191)	112
Net Increase (Decrease) in Cash and Cash Equivalents	367	(85)	129
Cash and cash equivalents at beginning of year	295	380	251
Cash and Cash Equivalents at End of Year	$662	$295	$380
Cash paid during the year for:
Interest	$34	$25	$26

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d –15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
NONE.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
NONE.

PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2023. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Information About Our Executive Officers" after Part I, Item 4, of this Report.
ITEM 11.    EXECUTIVE COMPENSATION
Information relating to this item is provided in FNB’s definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2023. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that FNB specifically incorporates it by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS
With the exception of the equity compensation plan information provided below, the information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2023. Such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	4,821,182	(1)	n/a	9,877,023	(2)
Equity compensation plans not approved by security holders	138,381	(3)	$9.32	n/a
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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2023. Such information is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 10, 2023. Such information is incorporated herein by reference.
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

2.3	Agreement and Plan of Merger, dated as of May 31, 2022, between F.N.B. Corporation and UB Bancorp (Incorporated by reference to Exhibit 2.1. of FNB's Current Report on Form 8-K filed on June 1, 2022).

3.1.	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1. of FNB’s Current Report on Form 8-K filed on August 30, 2016).

3.2.	Bylaws of F.N.B. Corporation, effective as of December 14, 2022. (filed herewith).

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

4.9.	There are no instruments with respect to long-term debt of FNB and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of FNB and its subsidiaries on a consolidated basis. FNB agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of FNB and its subsidiaries upon request.

10.1. (P)	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of our executive officers. (Incorporated by reference to Exhibit 10.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.3.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on December 22, 2008). *

10.4. (P)	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.6	F.N.B. Corporation 2022 Incentive Compensation Plan. (Incorporated by reference to Annex B of FNB’s 2022 Proxy Statement filed on March 25, 2022). *

10.10.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

Exhibit Number	Description
10.11.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.12.
Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 21, 2010). *

10.13.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on February 26, 2013). *

10.15A.	Form of Performance-Based Restricted Stock Unit Award Agreement (ROATCE). (filed herewith).*

10.15B.	Form of Performance-Based Restricted Stock Unit Award Agreement (ICG Growth). (filed herewith).*

10.16.	Form of Time-Based Restricted Stock Unit Award Agreement. (filed herewith).*

10.17.	F.N.B. Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on April 19, 2022). *.

10.18.	Form of director restricted stock unit agreement (Incorporated by reference to Exhibit 10.2 of FNB's Quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed on August 5, 2022). *

10.19.
Executive Retention Life Insurance Agreement, dated as of November 3, 2022, between Vincent J. Delie, Jr. and FNB Corporation (Incorporated by reference to Exhibit 10.1. of FNB's Quarterly report on Form 10-Q for the quarter ended September 30, 2022 filed on November 4, 2022). *

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

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 24, 2023
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 24, 2023
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller and Senior Vice President	February 24, 2023
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 24, 2023
Pamela A. Bena

/s/ William B. Campbell	Director	February 24, 2023
William B. Campbell

/s/ James D. Chiafullo	Director	February 24, 2023
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 24, 2023
Mary Jo Dively

/s/ David J. Malone	Director	February 24, 2023
David J. Malone

/s/ Frank C. Mencini	Director	February 24, 2023
Frank C. Mencini

/s/ David L. Motley	Director	February 24, 2023
David L. Motley

/s/ Heidi A. Nicholas	Director	February 24, 2023
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 24, 2023
John S. Stanik

/s/ William J. Strimbu	Director	February 24, 2023
William J. Strimbu