Form 10-Q
period 2023-03-31
FNB CORP/PA/
filed 2023-05-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2023
Common Stock, $0.01 Par Value	361,066,313	Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2023

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FTE	Fully taxable equivalent
AFS	Available for sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset/Liability Committee	Howard	Howard Bancorp, Inc.
AOCI	Accumulated other comprehensive income	HTM	Held to maturity
ASC	Accounting Standards Codification	LGD	Loss given default
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
AULC	Allowance for unfunded loan commitments	LIHTC	Low income housing tax credit
BTFP	Bank Term Funding Program	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current expected credit losses	MSRs	Mortgage servicing rights
CET1	Common equity tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OREO	Other real estate owned
DIF	Deposit Insurance Fund	PCD	Purchased credit deteriorated
DOJ	U.S. Department of Justice	R&S	Reasonable and Supportable
EVE	Economic value of equity	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TDR	Troubled debt restructuring
FICO	Fair Isaac Corporation	TPS	Trust preferred securities
FNB	F.N.B. Corporation	Union	UB Bancorp
FNBPA	First National Bank of Pennsylvania	U.S.	United States of America
FOMC	Federal Open Market Committee	UST	U.S. Department of the Treasury
FRB	Board of Governors of the Federal Reserve System	VIE	Variable interest entity

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$445	$443
Interest-bearing deposits with banks	1,278	1,231
Cash and Cash Equivalents	1,723	1,674
Debt securities available for sale (amortized cost of $3,503 and $3,622; allowance for credit losses of $0 and $0)	3,201	3,275
Debt securities held to maturity (fair value of $3,742 and $3,687; allowance for credit losses of $0 and $0)	4,073	4,087
Loans held for sale (includes $76 and $91 measured at fair value) (1)	100	124
Loans and leases, net of unearned income of $71 and $69 (includes $23 and $12 measured at fair value) (1)	30,673	30,255
Allowance for credit losses on loans and leases	(403)	(402)
Net Loans and Leases	30,270	29,853
Premises and equipment, net	452	432
Goodwill	2,477	2,477
Core deposit and other intangible assets, net	84	89
Bank owned life insurance	655	653
Other assets	1,111	1,061
Total Assets	$44,146	$43,725
Liabilities
Deposits:
Non-interest-bearing demand	$11,297	$11,916
Interest-bearing demand	14,091	15,100
Savings	4,053	4,142
Certificates and other time deposits	4,749	3,612
Total Deposits	34,190	34,770
Short-term borrowings	2,149	1,372
Long-term borrowings	1,298	1,093
Other liabilities	721	837
Total Liabilities	38,358	38,072
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 374,935,404 and 374,907,245 shares	4	4
Additional paid-in capital	4,693	4,696
Retained earnings	1,471	1,370
Accumulated other comprehensive loss	(315)	(357)
Treasury stock – 14,575,547 and 14,437,135 shares at cost	(172)	(167)
Total Stockholders’ Equity	5,788	5,653
Total Liabilities and Stockholders’ Equity	$44,146	$43,725
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2023	2022
Interest Income
Loans and leases, including fees	$394	$221
Securities:
Taxable	36	24
Tax-exempt	7	7
Other	7	2
Total Interest Income	444	254
Interest Expense
Deposits	84	8
Short-term borrowings	10	6
Long-term borrowings	13	6
Total Interest Expense	107	20
Net Interest Income	337	234
Provision for credit losses	14	18
Net Interest Income After Provision for Credit Losses	323	216
Non-Interest Income
Service charges	32	31
Trust services	11	10
Insurance commissions and fees	8	8
Securities commissions and fees	7	6
Capital markets income	7	7
Mortgage banking operations	5	7
Dividends on non-marketable equity securities	4	2
Bank owned life insurance	3	3
Other	2	4
Total Non-Interest Income	79	78
Non-Interest Expense
Salaries and employee benefits	120	112
Net occupancy	17	18
Equipment	22	18
Amortization of intangibles	5	3
Outside services	20	17
Marketing	4	3
FDIC insurance	7	5
Bank shares and franchise taxes	4	4
Merger-related	2	29
Other	19	18
Total Non-Interest Expense	220	227
Income Before Income Taxes	182	67
Income taxes	35	14
Net Income	147	53
Preferred stock dividends	2	2
Net Income Available to Common Stockholders	$145	$51
Earnings per Common Share
Basic	$0.40	$0.15
Diluted	0.40	0.15
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2023	2022
Net income	$147	$53
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $10 and $(36)	35	(128)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1 and $(4)	4	(15)
Reclassification adjustment for gains included in net income, net of tax expense of $1 and $0	3	2
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0 and $0	—	1
Other Comprehensive Income (Loss)	42	(140)
Comprehensive Income (Loss)	$189	$(87)
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Three Months Ended March 31, 2022
Balance at beginning of period	$107	$3	$4,109	$1,110	$(62)	$(117)	$5,150
Comprehensive income (loss)				53	(140)		(87)
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	1			(1)	—
Issuance of common stock - acquisitions		1	442				443
Repurchase of common stock						(30)	(30)
Restricted stock compensation			8				8
Balance at end of period	$107	$4	$4,560	$1,118	$(202)	$(148)	$5,439
Three Months Ended March 31, 2023
Balance at beginning of period	$107	$4	$4,696	$1,370	$(357)	$(167)	$5,653
Comprehensive income				147	42		189
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(44)			(44)
Issuance of common stock		—	(13)			7	(6)
Repurchase of common stock						(12)	(12)
Restricted stock compensation			10				10
Balance at end of period	$107	$4	$4,693	$1,471	$(315)	$(172)	$5,788
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income	$147	$53
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	21	15
Provision for credit losses	14	18
Deferred tax expense (benefit)	2	5
Loans originated for sale	(215)	(354)
Loans sold	221	410
Net gain on sale of loans	3	(15)
Net change in:
Interest receivable	(4)	2
Interest payable	5	(2)
Bank owned life insurance, excluding purchases	(2)	(1)
Other, net	(173)	227
Net cash flows provided by operating activities	19	358
Investing Activities
Net change in loans and leases, excluding sales and transfers	(415)	(74)
Debt securities available for sale:
Purchases	—	(398)
Sales	—	287
Maturities/payments	116	244
Debt securities held to maturity:
Purchases	(75)	(243)
Maturities/payments	90	190
Increase in premises and equipment	(33)	(27)
Net cash received in business acquisition	—	75
Net cash flows (used in) provided by investing activities	(317)	54
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	(1,717)	478
Time deposits	1,136	(131)
Short-term borrowings	776	(125)
Proceeds from issuance of long-term borrowings	512	3
Repayment of long-term borrowings	(306)	(206)
Repurchases of common stock	(12)	(30)
Cash dividends paid:
Preferred stock	(2)	(2)
Common stock	(44)	(43)
Other, net	4	8
Net cash flows provided by (used in) financing activities	347	(48)
Net Increase in Cash and Cash Equivalents	49	364
Cash and cash equivalents at beginning of period	1,674	3,493
Cash and Cash Equivalents at End of Period	$1,723	$3,857
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2023
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of March 31, 2023, we had 349 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Events occurring subsequent to March 31, 2023 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results we expect for the full year. These interim unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.

Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets, income taxes and deferred tax assets and litigation reserves, which are listed in the critical accounting estimates. For a detailed description of our significant accounting policies and critical accounting estimates, see Note 1, "Summary of Significant Accounting Policies" and the "Application of Critical Accounting Policies" section in the MD&A, both in our 2022 Annual Report on Form 10-K.
NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the FASB that we recently adopted or will be adopting in the future.
TABLE 2.1

Standard	Description	Financial Statements Impact
Tax Equity Investments
ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	This Update expands the use of the proportional amortization method of accounting, previously only allowable for LITHC investments, to equity investments in other tax credit structures that meet certain criteria.

The Update also removed the specialized guidance for LIHTC investments that are not accounted for using the proportional amortization method or equity method and require that those investments are accounted for using Topic 321 regarding equity investments.	This Update is to be applied using either a modified retrospective or a retrospective method and will be effective as of January 1, 2024. Early adoption of this Update is permitted.

We are in the process of reviewing our existing tax equity investment portfolios and assessing the potential impact to our consolidated financial statements.
Troubled Debt Restructuring and Charge-offs
ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
This Update eliminates the recognition and measurement guidance on TDRs for creditors that have adopted ASC 326 and requires entities to apply loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. The Update requires enhanced disclosures for certain loan modifications by creditors when a borrower is experiencing financial difficulty if the modification includes principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, a term extension, or a combination of those modification types.

This Update also requires public business entities to present current-period gross write-offs by year of origination in their vintage disclosures.
This Update is to be applied using a prospective method. For the transition method related to TDRs, an entity has the option to apply a modified retrospective transition method.

We adopted this Update on January 1, 2023. Adoption of this Update did not have a material impact on our consolidated financial statements.

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
Goodwill related to the Howard acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Howard acquisition of $28.6 million for the first three months of 2022. We did not record any merger expenses relating to the Howard acquisition in 2023.

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
We continue to analyze the valuations assigned to the acquired assets and assumed liabilities. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans is not yet final. We are also assessing the valuation on deferred taxes. The valuation on acquired premises, core deposit intangibles and debt have been completed.
Goodwill related to the Union acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Union acquisition of $2.1 million for the first three months of 2023. We recorded core deposit intangibles of $41 million which reflect the much higher cost of alternative funding given the higher interest rate environment at the time of acquisition.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. We consider various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Union acquisition, we acquired PCD loans and leases of $36.9 million. We established an ACL at acquisition of $1.8 million with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $0.5 million and the Day 1 fair value was $34.7 million. The initial provision expense for non-PCD loans associated with the Union acquisition was $9.4 million.
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
TABLE 3.1

(in millions)	Howard	Union
Fair value of consideration paid	$443	$126
Fair value of identifiable assets acquired:
Cash and cash equivalents	75	113
Securities	321	212
Loans	1,780	652
Core deposit and other intangible assets	19	41
Fixed and other assets	156	59
Total identifiable assets acquired	2,351	1,077
Fair value of liabilities assumed:
Deposits	1,831	956
Borrowings	247	30
Other liabilities	7	3
Total liabilities assumed	2,085	989
Fair value of net identifiable assets acquired	266	88
Goodwill recognized	$177	$38

NOTE 4.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL in the AFS portfolio at March 31, 2023 and December 31, 2022. Accrued interest receivable on AFS debt securities totaled $8.9 million at both March 31, 2023 and December 31, 2022, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
March 31, 2023
U.S. Treasury	$278	$—	$(17)	$261
U.S. government agencies	100	1	—	101
U.S. government-sponsored entities	279	—	(18)	261
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,299	—	(112)	1,187
Agency collateralized mortgage obligations	1,070	—	(120)	950
Commercial mortgage-backed securities	424	—	(32)	392
States of the U.S. and political subdivisions (municipals)	32	—	(3)	29
Other debt securities	21	—	(1)	20
Total debt securities AFS	$3,503	$1	$(303)	$3,201

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2022
U.S. Treasury	$278	$—	$(21)	$257
U.S. government agencies	107	1	—	108
U.S. government-sponsored entities	283	—	(21)	262
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,360	—	(128)	1,232
Agency collateralized mortgage obligations	1,110	—	(138)	972
Commercial mortgage-backed securities	430	—	(35)	395
States of the U.S. and political subdivisions (municipals)	33	—	(4)	29
Other debt securities	21	—	(1)	20
Total debt securities AFS	$3,622	$1	$(348)	$3,275
The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM portfolio was $0.32 million and $0.23 million at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on HTM debt securities totaled $13.6 million and $14.0 million at March 31, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.

TABLE 4.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
March 31, 2023
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	92	1	—	93
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,139	—	(110)	1,029
Agency collateralized mortgage obligations	920	—	(107)	813
Commercial mortgage-backed securities	873	3	(44)	832
States of the U.S. and political subdivisions (municipals)	1,032	3	(76)	959
Other debt securities	16	—	(1)	15
Total debt securities HTM	$4,073	$7	$(338)	$3,742

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2022
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	52	—	—	52
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,178	—	(125)	1,053
Agency collateralized mortgage obligations	953	—	(120)	833
Commercial mortgage-backed securities	866	2	(50)	818
States of the U.S. and political subdivisions (municipals)	1,025	1	(107)	919
Other debt securities	12	—	(1)	11
Total debt securities HTM	$4,087	$3	$(403)	$3,687

There were no significant gross gains or gross losses realized on securities during the three months ended March 31, 2023 or 2022. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 84.9% of these securities backed or sponsored by the U.S. government as of March 31, 2023.

As of March 31, 2023, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8	$8	$3	$3
Due after one year but within five years	578	542	131	131
Due after five years but within ten years	85	83	225	216
Due after ten years	39	39	782	718
	710	672	1,141	1,068
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,299	1,187	1,139	1,029
Agency collateralized mortgage obligations	1,070	950	920	813
Commercial mortgage-backed securities	424	392	873	832
Total debt securities	$3,503	$3,201	$4,073	$3,742
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

(dollars in millions)	March 31, 2023	December 31, 2022
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,904	$6,403
As collateral for short-term borrowings	282	348
Securities pledged as a percent of total securities	85.0%	91.7%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
March 31, 2023
U.S. Treasury	2	$73	$(2)	4	$188	$(15)	6	$261	$(17)
U.S. government agencies	6	37	—	9	10	—	15	47	—
U.S. government-sponsored entities	3	72	(2)	9	189	(16)	12	261	(18)
Residential mortgage-backed securities:
Agency mortgage-backed securities	15	152	(5)	100	1,032	(107)	115	1,184	(112)
Agency collateralized mortgage obligations	5	60	(3)	66	890	(117)	71	950	(120)
Commercial mortgage-backed securities	8	164	(7)	13	228	(25)	21	392	(32)
States of the U.S. and political subdivisions (municipals)	1	1	—	13	28	(3)	14	29	(3)
Other debt securities	2	9	—	6	8	(1)	8	17	(1)
Total	42	$568	$(19)	220	$2,573	$(284)	262	$3,141	$(303)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2022
U.S. Treasury	3	$120	$(7)	3	$137	$(14)	6	$257	$(21)
U.S. government agencies	6	46	—	8	4	—	14	50	—
U.S. government-sponsored entities	9	150	(8)	4	112	(13)	13	262	(21)
Residential mortgage-backed securities:
Agency mortgage-backed securities	104	773	(58)	13	455	(70)	117	1,228	(128)
Agency collateralized mortgage obligations	49	455	(42)	23	517	(96)	72	972	(138)
Commercial mortgage-backed securities	16	302	(21)	5	94	(14)	21	396	(35)
States of the U.S. and political subdivisions (municipals)	4	7	(1)	10	22	(3)	14	29	(4)
Other debt securities	7	15	(1)	1	2	—	8	17	(1)
Total	198	$1,868	$(138)	67	$1,343	$(210)	265	$3,211	$(348)
We evaluated the AFS debt securities that were in an unrealized loss position at March 31, 2023. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these

AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.
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
Our municipal bond portfolio, with a carrying amount of $1.1 billion as of March 31, 2023 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million. In addition to the strong stand-alone ratings, 60% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
Our corporate bond portfolio, with a carrying amount of $36.1 million as of March 31, 2023 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $2.4 million.
The ACL on the HTM corporate bond portfolio is calculated using:
•The bond’s credit rating, time to maturity and exposure amount;
•Moody’s Annual Default Study, 03/13/2023; and
•Most recent financial statements.
By using these components, we derive the expected credit loss on the HTM corporate bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our bank-wide loan portfolio forecast adjustment as derived through our assessment of the Bank's loan portfolio as a proxy for our corporate bond portfolio.
For the year-to-date periods ending March 31, 2023 and 2022, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.32 million, consisting of $0.07 million relating to the municipal bond portfolio and $0.25 million relating to other debt securities, as of March 31, 2023, and $0.07 million relating to the municipal bond portfolio and $0.16 million relating to other debt securities as of December 31, 2022. The AFS securities portfolios did not have an ACL at March 31, 2023 or December 31, 2022 and there were no securities that were past due or on non-accrual at either date.

NOTE 5.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $100.4 million at March 31, 2023 and $99.3 million at December 31, 2022, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

(in millions)	March 31, 2023	December 31, 2022
Commercial real estate	$11,528	$11,526
Commercial and industrial	7,246	7,131
Commercial leases	562	519
Other	176	114
Total commercial loans and leases	19,512	19,290
Direct installment	2,752	2,784
Residential mortgages	5,589	5,297
Indirect installment	1,525	1,553
Consumer lines of credit	1,295	1,331
Total consumer loans	11,161	10,965
Total loans and leases, net of unearned income	$30,673	$30,255
The remaining accretable discount included in the amortized cost of acquired loans was $54.5 million and $58.6 million at March 31, 2023 and December 31, 2022, respectively, which includes $10.1 million and $30.9 million established for Howard and Union, respectively, at the time of acquisition.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

(dollars in millions)	March 31, 2023	December 31, 2022
Commercial real estate:
Percent owner-occupied	29.9%	30.2%
Percent non-owner-occupied	70.1	69.8
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

The following table summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 5.4

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$225	$1,967	$2,368	$1,647	$1,270	$2,984	$245	$10,706
Special Mention	2	44	33	84	48	268	8	487
Substandard	—	6	7	20	60	221	21	335
Total commercial real estate	227	2,017	2,408	1,751	1,378	3,473	274	11,528
Commercial real estate current period gross charge-offs	—	—	0.1	—	—	6.4	—	6.5
Commercial and Industrial:
Risk Rating:
Pass	359	1,576	1,159	747	489	654	1,742	6,726
Special Mention	4	26	47	10	25	109	34	255
Substandard	7	12	41	8	20	79	98	265
Total commercial and industrial	370	1,614	1,247	765	534	842	1,874	7,246
Commercial and industrial current period gross charge-offs	—	0.2	0.1	0.3	0.6	4.6	—	5.8
Commercial Leases:
Risk Rating:
Pass	105	142	114	66	51	57	—	535
Special Mention	7	2	1	—	—	—	—	10
Substandard	—	2	4	8	2	1	—	17
Total commercial leases	112	146	119	74	53	58	—	562
Commercial leases current period gross charge-offs	—	—	—	—	—	—	—	—
Other Commercial:
Risk Rating:
Pass	57	—	—	—	—	11	108	176
Total other commercial	57	—	—	—	—	11	108	176
Other commercial current period gross charge-offs	—	—	—	—	—	0.8	—	0.8
Total commercial loans and leases	766	3,777	3,774	2,590	1,965	4,384	2,256	19,512

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	63	781	863	437	157	439	—	2,740
Past due	—	1	1	—	—	10	—	12
Total direct installment	63	782	864	437	157	449	—	2,752
Direct installment current period gross charge-offs	—	—	0.1	—	—	0.2	—	0.3
Residential Mortgages:
Current	269	1,555	1,582	853	371	919	1	5,550
Past due	—	2	2	3	1	31	—	39
Total residential mortgages	269	1,557	1,584	856	372	950	1	5,589
Residential mortgages current period gross charge-offs	—	—	—	—	—	0.4	—	0.4
Indirect Installment:
Current	117	746	329	149	75	95	—	1,511
Past due	—	4	6	2	1	1	—	14
Total indirect installment	117	750	335	151	76	96	—	1,525
Indirect installment current period gross charge-offs	—	1.0	1.2	0.2	—	0.2	—	2.6
Consumer Lines of Credit:
Current	12	72	17	2	3	128	1,046	1,280
Past due	—	—	—	—	—	13	2	15
Total consumer lines of credit	12	72	17	2	3	141	1,048	1,295
Consumer lines of credit current period gross charge-offs	—	—	—	—	—	0.3	—	0.3
Total consumer loans	461	3,161	2,800	1,446	608	1,636	1,049	11,161
Total loans and leases	$1,227	$6,938	$6,574	$4,036	$2,573	$6,020	$3,305	$30,673
Total charge-offs	$—	$1.2	$1.5	$0.5	$0.6	$12.9	$—	$16.7

The following table summarize the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 5.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
March 31, 2023
Commercial real estate	$9	$—	$44	$53	$11,475	$11,528	$11
Commercial and industrial	7	—	41	48	7,198	7,246	12
Commercial leases	1	—	1	2	560	562	—
Other	—	—	—	—	176	176	—
Total commercial loans and leases	17	—	86	103	19,409	19,512	23
Direct installment	6	—	6	12	2,740	2,752	—
Residential mortgages	22	4	13	39	5,550	5,589	—
Indirect installment	11	1	2	14	1,511	1,525	—
Consumer lines of credit	7	2	6	15	1,280	1,295	—
Total consumer loans	46	7	27	80	11,081	11,161	—
Total loans and leases	$63	$7	$113	$183	$30,490	$30,673	$23

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2022
Commercial real estate	$13	$—	$39	$52	$11,474	$11,526	$15
Commercial and industrial	9	1	44	54	7,077	7,131	11
Commercial leases	3	—	1	4	515	519	—
Other	1	—	—	1	113	114	—
Total commercial loans and leases	26	1	84	111	19,179	19,290	26
Direct installment	7	1	7	15	2,769	2,784	—
Residential mortgages	28	6	14	48	5,249	5,297	—
Indirect installment	20	1	1	22	1,531	1,553	—
Consumer lines of credit	10	3	7	20	1,311	1,331	—
Total consumer loans	65	11	29	105	10,860	10,965	—
Total loans and leases	$91	$12	$113	$216	$30,039	$30,255	$26

Following is a summary of non-performing assets:
TABLE 5.6

(dollars in millions)	March 31, 2023	December 31, 2022
Non-accrual loans	$113	$113
Total non-performing loans and leases	113	113
Other real estate owned	6	6
Total non-performing assets	$119	$119
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.37%	0.37%
Non-performing assets + 90 days past due / total loans and leases + OREO	0.41	0.44
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.0 million at March 31, 2023 and $1.1 million at December 31, 2022. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at March 31, 2023 and December 31, 2022 totaled $14.4 million and $11.8 million, respectively.
Approximately $49.0 million of commercial loans are collateral dependent at March 31, 2023. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.02 million at March 31, 2023, and is excluded from the amortized cost of loan modifications in the tables below.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 5.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
March 31, 2023
Term Extension
Commercial and industrial	$2.4	0.03%	The modified loans had an average increase in term of 9 months, extending the maturity date.
Direct installment	0.1	—	The repayment on the loans modified were extended, lowering the monthly repayment.
Residential mortgages	0.1	—	The repayment on the loans modified was extended, lowering the monthly repayment.
Consumer lines of credit	0.2	0.02	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	$2.8
Term Extension and Rate Reduction
Direct installment	$0.1	—%	The term was extended, with a weighted average yield reduction of 134 bps.
Residential mortgages	0.3	0.01	The term was extended, with a weighted average yield reduction of 113 bps.
Total	$0.4
Other
Commercial real estate	$0.6	0.01%	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Total	$0.7
Total Outstanding Modified	$3.9
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first three months of 2023.
Commercial loans over $1.0 million whose terms have been modified are generally placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There was $1.6 million and no specific reserve for commercial loans modified at March 31, 2023 and December 31, 2022, respectively, and pooled reserves for individual loans of $1.1 million and $1.1 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.

All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.7 million for March 31, 2023 and $3.8 million for December 31, 2022. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 5.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
March 31, 2023
Commercial real estate	$—	$—	$0.6	$0.6
Commercial and industrial	1.6	—	—	1.6
Total commercial loans and leases	1.6	—	0.6	2.2
Residential mortgages	—	0.3	—	0.3
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.1	0.3	—	0.4
Total	$1.7	$0.3	$0.6	$2.6
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 5.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2023
Commercial real estate	$0.6	$—	$—
Commercial and industrial	2.4	—	—
Total commercial loans and leases	3.0	—	—
Direct installment	0.2	—
Residential mortgages	0.2	—	0.3
Consumer lines of credit	0.2	—	—
Total consumer loans	0.6	—	0.3
Total	$3.6	$—	$0.3

Prior to the adoption of ASU 2022-02, below are the tables relating to the TDR disclosures as of March 31, 2022.
Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated.
TABLE 5.10

	Three Months Ended March 31, 2022
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
TABLE 5.11

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2023
Commercial real estate	$162.1	$(6.5)	$1.0	$(5.5)	$2.6	$159.2
Commercial and industrial	102.1	(5.8)	0.9	(4.9)	4.5	101.7
Commercial leases	13.5	—	—	—	1.3	14.8
Other	4.0	(0.8)	0.3	(0.5)	0.5	4.0
Total commercial loans and leases	281.7	(13.1)	2.2	(10.9)	8.9	279.7
Direct installment	35.9	(0.3)	0.2	(0.1)	0.4	36.2
Residential mortgages	55.5	(0.4)	0.2	(0.2)	5.1	60.4
Indirect installment	17.3	(2.6)	0.6	(2.0)	1.3	16.6
Consumer lines of credit	11.3	(0.3)	0.3	—	(0.8)	10.5
Total consumer loans	120.0	(3.6)	1.3	(2.3)	6.0	123.7
Total allowance for credit losses on loans and leases	401.7	(16.7)	3.5	(13.2)	14.9	403.4
Allowance for unfunded loan commitments	21.4	—	—	—	(0.9)	20.5
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(16.7)	$3.5	$(13.2)	$14.0	$423.9

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Period
Three Months Ended March 31, 2022
Commercial real estate	$156.5	$(1.0)	$1.4	$0.4	$4.4	$4.4	$165.7
Commercial and industrial	87.4	(3.2)	1.3	(1.9)	2.8	3.4	91.7
Commercial leases	14.7	(0.1)	—	(0.1)	(0.8)	—	13.8
Other	2.6	(0.7)	0.2	(0.5)	1.7	—	3.8
Total commercial loans and leases	261.2	(5.0)	2.9	(2.1)	8.1	7.8	275.0
Direct installment	26.4	—	0.2	0.2	4.1	0.5	31.2
Residential mortgages	33.1	(0.1)	0.2	0.1	5.2	1.3	39.7
Indirect installment	13.5	(1.0)	0.7	(0.3)	1.0	—	14.2
Consumer lines of credit	10.1	(0.2)	0.4	0.2	(0.2)	0.4	10.5
Total consumer loans	83.1	(1.3)	1.5	0.2	10.1	2.2	95.6
Total allowance for credit losses on loans and leases	344.3	(6.3)	4.4	(1.9)	18.2	10.0	370.6
Allowance for unfunded loan commitments	19.1	—	—	—	(0.3)	—	18.8
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(6.3)	$4.4	$(1.9)	$17.9	$10.0	$389.4

Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

	Three Months Ended March 31,
	2023	2022
(in millions)
Balance at beginning of period	$21.4	$19.1
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	(0.9)	(0.3)
Consumer portfolio	—	—
Balance at end of period	$20.5	$18.8
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
At March 31, 2023 and December 31, 2022, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at March 31, 2023, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which declines 2.5% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 4.6% over our R&S forecast period, (iii) S&P Volatility, which decreases 39.7% in 2023 and 10.5% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2022 included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.
The ACL on loans and leases of $403.4 million at March 31, 2023 increased $1.7 million, or 0.4%, from December 31, 2022. Our ending ACL coverage ratio at March 31, 2023 was 1.32%, compared to 1.33% at December 31, 2022. Total provision for credit losses for the three months ended March 31, 2023 was $14.1 million compared to $18.0 million for the same period of 2022. Provision was primarily due to loan growth, CECL-related model impacts from forecasted macroeconomic conditions and charge-off activity. The first quarter of 2023 reflected net charge-offs of $13.2 million, or 0.18% annualized of average total loans, compared to $1.9 million, or 0.03% annualized, in the first quarter of 2022.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

(in millions)	March 31, 2023	December 31, 2022
Mortgage loans sold with servicing retained	$5,343	$5,242

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

	Three Months Ended March 31,
(in millions)	2023	2022
Mortgage loans sold with servicing retained	$198	$351
Pre-tax net gains (losses) resulting from above loan sales (1)	—	1
Mortgage servicing fees (1)	3	3
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 7.3

	Three Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$52.8	$44.4
Additions	2.5	4.1
Payoffs and curtailments	(0.3)	(1.6)
Impairment (charge) / recovery	—	2.3
Amortization	(0.7)	(0.7)
Balance at end of period	$54.3	$48.5
Fair value, beginning of period	$68.6	$46.0
Fair value, end of period	67.8	58.2
We had no valuation allowance for MSRs as of March 31, 2023 or December 31, 2022.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

(dollars in millions)	March 31, 2023	December 31, 2022
Weighted average life (months)	95	96
Constant prepayment rate (annualized)	7.5%	7.3%
Discount rate	10.0%	10.0%
Effect on fair value due to change in interest rates:
+2.00%	$10	$9
+1.00%	5	4
+0.50%	3	2
+0.25%	1	1
-0.25%	(2)	(1)
-0.50%	(3)	(3)
-1.00%	(7)	(6)
-2.00%	(18)	(15)
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

NOTE 8.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of March 31, 2023, we had operating lease right-of-use assets and operating lease liabilities of $135.1 million and $145.2 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $25.5 million and $26.2 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2023, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $76.4 million in right-of-use assets and $97.8 million in other liabilities. These operating leases are currently expected to commence throughout the remainder of 2023 with lease terms of up to 21 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Operating lease cost	$8	$8
Variable lease cost	1	1
Finance lease cost	1	—
Total lease cost	$10	$9
Other information related to leases is as follows:
TABLE 8.2

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$2
Finance leases	$—	$4
Weighted average remaining lease term (years):
Operating leases	9.13	9.69
Finance leases	20.61	23.08
Weighted average discount rate:
Operating leases	2.6%	2.4%
Finance leases	2.8%	2.0%
Maturities of lease liabilities were as follows:
TABLE 8.3

(in millions)	Operating Leases	Finance Leases	Total Leases
March 31, 2023
2023	$21	$1	$22
2024	26	1	27
2025	19	2	21
2026	16	2	18
2027	13	2	15
Later years	70	28	98
Total lease payments	165	36	201
Less: imputed interest	(20)	(10)	(30)
Present value of lease liabilities	$145	$26	$171

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
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at March 31, 2023 and December 31, 2022.
TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2023
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	119	34	119
Other investments	36	8	36
Total	$156	$114	$155
December 31, 2022
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	123	37	123
Other investments	33	9	33
Total	$157	$118	$156
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
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.2

(in millions)	March 31, 2023	December 31, 2022
LIHTC investments included in other assets	$85	$86
Unfunded LIHTC commitments	34	37
The following table summarizes the impact of these LIHTC investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 9.3

	Three Months Ended March 31,
(in millions)	2023	2022
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$4	$4
Low-income housing tax credits	(4)	(4)
Other tax benefits related to tax credit investments	(1)	(1)
Total impact on provision for income taxes	$(1)	$(1)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit investments, New Market Tax Credit investments and other equity method investments.
NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	March 31, 2023	December 31, 2022
Securities sold under repurchase agreements	$255	$317
Federal Home Loan Bank advances	1,600	930
Federal funds purchased	175	—
Subordinated notes	119	125
Total short-term borrowings	$2,149	$1,372
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, 9.4% had overnight maturities as of March 31, 2023. We did not have any short-term FHLB advances with overnight maturities as of December 31, 2022. At March 31, 2023, $800.0 million, or 50.0%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $930.0 million, or 100.0%, as of December 31, 2022.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	March 31, 2023	December 31, 2022
Federal Home Loan Bank advances	$500	$—
Senior notes	348	648
Subordinated notes	75	70
Junior subordinated debt	72	72
Other subordinated debt	303	303
Total long-term borrowings	$1,298	$1,093
During the third quarter of 2022, we completed a debt offering in which we issued $350 million aggregate principal amount of 5.150% fixed-rate senior notes due in 2025. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $347.4 million. These proceeds were used for general corporate purposes, which included the repayment of $300 million in 2.200% Senior Notes that matured in February 2023, and may also include investments at the holding company level, capital to support the growth of FNBPA and refinancing of outstanding indebtedness.
During 2022, we assumed $25 million of other subordinated debt and $5 million of junior subordinated debt from the Howard acquisition and $31 million of other subordinated debt from the Union acquisition. Those additions are reflected in the balances above and in the tables below.
Our banking affiliate has available credit with the FHLB of $10.5 billion, of which $2.1 billion was utilized and included in short-term and long-term borrowings and $590.0 million was utilized for a letter of credit for pledging of public funds as of March 31, 2023. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock and the short-term borrowings are scheduled to mature in various amounts periodically during 2023 while the long-term borrowings are scheduled to mature in 2025. Effective interest rates paid on the long-term FHLB advances held during 2023 ranged from 4.55% to 4.69% for the three months ended March 31, 2023. There were no long-term FHLB borrowings during the first three months of 2022, or as of December 31, 2022.

The following table provides information relating to our senior notes and other subordinated debt as of March 31, 2023. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (6)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$348	8/25/2025	5.150%
Total senior notes	350	347	348
Other Subordinated Debt:
4.950% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	4.950%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (5)	38	46	29	8/12/2023	7.625%
6.000% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (5)	25	26	25	12/6/2028	6.000%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (3) (5)	25	24	24	5/29/2030	5.000%
6.000% Fixed-To-Floating Rate Subordinated Note due May 15, 2028 (4) (5)	6	6	6	5/15/2028	6.000%
Total other subordinated debt	314	318	303
Total	$664	$665	$651
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
The junior subordinated debt is comprised of the debt securities issued by FNB, or companies we acquired, in relation to our four unconsolidated subsidiary trusts (collectively, the Trusts), which are unconsolidated VIEs, and are included on the Consolidated Balance Sheets in long-term borrowings. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in our Financial Statements. We record the distributions on the junior subordinated debt issued to the Trusts as interest expense.
The following table provides information relating to the Trusts as of March 31, 2023:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	6.52%	LIBOR + 165 bps
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	6.19%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	6.62%	LIBOR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	6.35%	LIBOR + 148 bps
Total	$77	$3	$72

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	March 31, 2023			December 31, 2022
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$2,050	$2	$—	$2,180	$—	$1
Interest rate swaps – not designated	5,401	65	15	5,333	89	6
Total subject to master netting arrangements	7,451	67	15	7,513	89	7
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,401	15	303	5,333	6	390
Interest rate lock commitments – not designated	141	1	4	163	—	12
Forward delivery commitments – not designated	157	—	2	203	1	2
Credit risk contracts – not designated	609	—	—	506	—	—
Total not subject to master netting arrangements	6,308	16	309	6,205	7	404
Total	$13,759	$83	$324	$13,718	$96	$411
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
We adopted Reference Rate Reform (RRR) on October 1, 2020, and the guidance will be followed until the Update terminates on December 31, 2024. As of October 16, 2020, we changed our valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash migration from overnight index swap (OIS) to SOFR for U.S. dollar cleared interest rate swaps to better reflect prices obtainable in the markets in which we transact. Certain of these valuation methodology changes were applied to eligible hedging relationships. Accordingly, we have updated our hedge documentation to reflect the election of certain expedients and exceptions related to our cash flow hedging programs. The change in valuation methodology was applied prospectively as a change in accounting estimate and did not have a material impact on our consolidated financial position or results of operations.

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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2023	2022		2023	2022
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5	$(19)	Interest income (expense)	$(4)	$(2)
			Other income	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Three months ended March 31,
	2023		2022
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$394	$10	$221	$6
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(10)	6	2	(4)
As of March 31, 2023, the maximum length of time over which forecasted interest cash flows are hedged is 3.1 years. In the twelve months that follow March 31, 2023, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $23.9 million ($18.5 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2023.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the three months ended March 31, 2023 and 2022, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 16, "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023.
Interest rate swap agreements with loan customers and with the offsetting counterparties are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $483.7 million as of March 31, 2023 have remaining terms ranging from one month to eighteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.2 million at March 31, 2023 and $0.1 million at December 31, 2022. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.2 million, respectively, at March 31, 2023 and $0.1 million and $0.1 million, respectively at December 31, 2022.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Three Months Ended March 31,
(in millions)	Consolidated Statements of Income Location	2023	2022
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	(1)	9
Credit risk contracts	Non-interest income - other	—	—
Counterparty Credit Risk
We are party to master netting arrangements with most of our swap derivative dealer counterparties. Collateral, usually marketable securities and/or cash, is exchanged between FNB and our counterparties, and is generally subject to thresholds and transfer minimums. For swap transactions that require central clearing, we post cash and securities to our clearing agency. Collateral positions are settled or valued daily, and adjustments to amounts received and pledged by us are made as appropriate to maintain proper collateralization for these transactions.
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay nothing as of March 31, 2023 and an additional $0.1 million as of December 31, 2022, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
March 31, 2023
Derivative Assets
Interest rate contracts:
Designated	$2	$—	$2	$—
Not designated	65	—	65	—
Total	$67	$—	$67	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$15	$—	$15	$—
Total	$15	$—	$15	$—

December 31, 2022
Derivative Assets
Interest rate contracts:
Not designated	$89	$—	$88	$1
Total	$89	$—	$88	$1

Derivative Liabilities
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	6	—	6	—
Total	$7	$—	$7	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	March 31, 2023	December 31, 2022
Commitments to extend credit	$13,009	$13,250
Standby letters of credit	229	207
At March 31, 2023, funding of 73.7% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $20.5 million at March 31, 2023 and $21.4 million at December 31, 2022. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
In view of the inherent unpredictability of outcomes in litigation and governmental and regulatory matters, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course, there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and governmental and regulatory matters, including a possible eventual loss, fine, restitution, penalty, business or adverse reputational impact, if any, associated with each such matter. In accordance with applicable accounting guidance, we establish accruals for litigation and governmental and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We will continue to monitor such matters, including ongoing reviews, examinations, and investigations by banking regulatory agencies and other government authorities, for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. We believe that our accruals for legal proceedings are appropriate and, in the aggregate, are not material to our consolidated financial position, although future accruals could have a material effect on net income in a given period.
NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 470,173 and 495,844 restricted stock units during the three months ended March 31, 2023 and 2022, respectively, including 282,106 and 297,508 performance-based restricted stock units during those same periods, respectively. As of March 31, 2023, we had available up to 8,680,887 shares of common stock to issue under this Plan, including 7,397,956 shares registered during the second quarter of 2022.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Three Months Ended March 31,
	2023		2022
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,821,182	$10.30	4,680,786	$9.71
Granted	470,173	15.06	495,844	14.22
Acquired	—	—	60,300	9.41
Net adjustment due to performance	288,800	8.04	—	—
Vested	(1,198,383)	8.31	(216,373)	8.77
Forfeited/expired/canceled	(539,233)	7.80	(18,239)	9.34
Dividend reinvestment	37,587	12.48	46,696	12.85
Unvested units outstanding at end of period	3,880,126	11.69	5,049,014	10.22
The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Three Months Ended March 31,
	2023	2022
Stock-based compensation expense	$11	$9
Tax benefit related to stock-based compensation expense	2	2
Fair value of units vested	17	3
As of March 31, 2023, there was $7.9 million of unrecognized compensation cost related to unvested restricted stock units, including $0.3 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of March 31, 2023 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,735,134	1,144,992	3,880,126
Unrecognized compensation expense	$7	$1	$8
Intrinsic value	$32	$13	$45
Weighted average remaining life (in years)	1.68	1.89	1.74

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of March 31, 2023, we had 110,222 stock options outstanding and exercisable at a weighted average exercise price per share of $9.86, compared to 176,602 stock options outstanding and exercisable at a weighted average exercise price per share of $8.96 as of March 31, 2022.
The intrinsic value of outstanding and exercisable stock options at March 31, 2023 was $0.2 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended March 31,
(dollars in millions)	2023	2022
Current income taxes:
Federal taxes	$31	$7
State taxes	2	2
Total current income taxes	33	9
Deferred income taxes:
Federal taxes	2	5
Total deferred income taxes	2	5
Total income taxes	$35	$14
Statutory federal tax rate	21.0%	21.0%
Effective tax rate	19.5	20.9
Income tax expense was higher in 2023 due to higher pre-tax earnings as we had merger-related expenses from the Howard and Union acquisitions in 2022. The decrease in the effective tax rate for the three months ended March 31, 2023 compared to 2022 was primarily driven by higher deduction levels from employee stock compensation vesting.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $133.7 million and $147.7 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2023
Balance at beginning of period	$(269)	$(44)	$(44)	$(357)
Other comprehensive (loss) income before reclassifications	35	4	—	39
Amounts reclassified from AOCI	—	3	—	3
Net current period other comprehensive (loss) income	35	7	—	42
Balance at end of period	$(234)	$(37)	$(44)	$(315)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended March 31,
(dollars in millions, except per share data)	2023	2022
Net income	$147	$53
Less: Preferred stock dividends	2	2
Net income available to common stockholders	$145	$51
Basic weighted average common shares outstanding	360,858,904	344,352,853
Net effect of dilutive stock options and restricted stock	4,071,384	4,573,193
Diluted weighted average common shares outstanding	364,930,288	348,926,046
Earnings per common share:
Basic	$0.40	$0.15
Diluted	$0.40	$0.15
There were no anti-dilutive shares for either the three months ended or three months ended March 31, 2023 and 2022.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Three Months Ended March 31,
(in millions)	2023	2022
Interest paid on deposits and other borrowings	$101	$21
Transfers of loans to other real estate owned	—	1
Loans transferred to portfolio from held for sale	15	—
We did not have any restricted cash as of March 31, 2023 and 2022.
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
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2023
Interest income	$442	$—	$—	$2	$444
Interest expense	98	—	—	9	107
Net interest income	344	—	—	(7)	337
Provision for credit losses	14	—	—	—	14
Non-interest income	55	18	7	(1)	79
Non-interest expense (1)	195	13	4	3	215
Amortization of intangibles	5	—	—	—	5
Income tax expense (benefit)	38	1	—	(4)	35
Net income (loss)	147	4	3	(7)	147
Total assets	43,998	38	31	79	44,146
Total intangibles	2,526	9	26	—	2,561
At or for the Three Months Ended March 31, 2022
Interest income	$253	$—	$—	$1	$254
Interest expense	17	—	—	3	20
Net interest income	236	—	—	(2)	234
Provision for credit losses	17	—	—	1	18
Non-interest income	56	16	7	(1)	78
Non-interest expense (1)	207	11	5	1	224
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	14	1	—	(1)	14
Net income (loss)	51	4	2	(4)	53
Total assets	41,896	38	33	55	42,022
Total intangibles	2,457	9	27	—	2,493
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 19.    FAIR VALUE MEASUREMENTS
Refer to Note 26 "Fair Value Measurements" to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$261	$—	$—	$261
U.S. government agencies	—	101	—	101
U.S. government-sponsored entities	—	261	—	261
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,187	—	1,187
Agency collateralized mortgage obligations	—	950	—	950
Commercial mortgage-backed securities	—	392	—	392
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	20	—	20
Total debt securities available for sale	261	2,940	—	3,201
Loans held for sale	—	76	—	76
Derivative financial instruments
Trading	—	80	—	80
Not for trading	—	2	1	3
Total derivative financial instruments	—	82	1	83
Total assets measured at fair value on a recurring basis	$261	$3,098	$1	$3,360
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$317	$—	$317
Not for trading	—	3	4	7
Total derivative financial instruments	—	320	4	324
Total liabilities measured at fair value on a recurring basis	$—	$320	$4	$324

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$257	$—	$—	$257
U.S. government agencies	—	108	—	108
U.S. government-sponsored entities	—	262	—	262
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,232	—	1,232
Agency collateralized mortgage obligations	—	972	—	972
Commercial mortgage-backed securities	—	395	—	395
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	20	—	20
Total debt securities available for sale	257	3,018	—	3,275
Loans held for sale	—	91	—	91
Derivative financial instruments
Trading	—	95	—	95
Not for trading	—	1	—	1
Total derivative financial instruments	—	96	—	96
Total assets measured at fair value on a recurring basis	$257	$3,205	$—	$3,462
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$396	$—	$396
Not for trading	—	3	12	15
Total derivative financial instruments	—	399	12	411
Total liabilities measured at fair value on a recurring basis	$—	$399	$12	$411

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Other Debt Securities	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2023
Balance at beginning of period	$—	$—	$—
Purchases, issuances, sales and settlements:
Issuances	—	1	1
Balance at end of period	$—	$1	$1
Year Ended December 31, 2022
Balance at beginning of period	$—	$9	$9
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Settlements	(1)	(9)	(10)
Transfers from Level 3	(1)	—	(1)
Balance at end of period	$—	$—	$—

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2023 or 2022.
From time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in 2022 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2023
Collateral dependent loans	$—	$—	$30	$30
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	1	1
December 31, 2022
Collateral dependent loans	$—	$—	$34	$34
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	3	3
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the three months or twelve months ended March 31, 2023 and December 31, 2022, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2023 had a carrying amount of $29.9 million, which includes an allocated ACL of $8.8 million. The ACL includes a credit to the provision applicable to the current period fair value measurements of $6.9 million, which was included in provision for credit losses for the three months ended March 31, 2023.
SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $1.9 million. During 2023, the valuation allowance decreased $0.3 million to $1.3 million as of March 31, 2023, down from $1.6 million at December 31, 2022, which is reflected in the year-to-date provision expense.
OREO measured at fair value on a non-recurring basis during 2023 had a carrying amount of $0.6 million, which included a valuation allowance of $0.3 million, as of March 31, 2023. The valuation allowance includes a loss of $0.4 million, which was included in earnings for the three months ended March 31, 2023.
Fair Value of Financial Instruments
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Financial Assets
Cash and cash equivalents	$1,723	$1,723	$1,723	$—	$—
Debt securities available for sale	3,201	3,201	261	2,940	—
Debt securities held to maturity	4,073	3,742	—	3,742	—
Net loans and leases, including loans held for sale	30,370	29,620	—	76	29,544
Loan servicing rights	56	70	—	—	70
Derivative assets	83	83	—	82	1
Accrued interest receivable	130	130	130	—	—
Financial Liabilities
Deposits	34,190	34,105	29,441	4,664	—
Short-term borrowings	2,149	2,148	2,148	—	—
Long-term borrowings	1,298	1,260	—	—	1,260
Derivative liabilities	324	324	—	320	4
Accrued interest payable	37	37	37	—	—
December 31, 2022
Financial Assets
Cash and cash equivalents	$1,674	$1,674	$1,674	$—	$—
Debt securities available for sale	3,275	3,275	257	3,018	—
Debt securities held to maturity	4,087	3,687	—	3,687	—
Net loans and leases, including loans held for sale	29,977	29,008	—	91	28,917
Loan servicing rights	55	71	—	—	71
Derivative assets	96	96	—	96	—
Accrued interest receivable	126	126	126	—	—
Financial Liabilities
Deposits	34,770	34,673	31,158	3,515	—
Short-term borrowings	1,372	1,369	1,369	—	—
Long-term borrowings	1,093	1,061	—	—	1,061
Derivative liabilities	411	411	—	399	12
Accrued interest payable	31	31	31	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three-month periods ended March 31, 2023 and 2022. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023. Our results of operations for the three months ended March 31, 2023 are not necessarily indicative of results expected for the full year.
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
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business, economic and political circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) supervision, regulation, enforcement and other actions by several governmental agencies, including the FRB, FDIC, Financial Stability Oversight Council (FSOC), DOJ, CFPB, UST, OCC and Department of Housing and Urban Development (HUD), state attorney generals and other governmental agencies whose actions may affect, among other things, our consumer and mortgage lending and deposit practices, capital structure, investment practices, dividend policy, annual FDIC insurance premium assessment and growth, money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economy in general and regional and local economies within our market area; (iv) inflation concerns; (v) the impacts of tariffs or other trade policies of the U.S. or its global trading partners; and (vi) the sociopolitical environment in the U.S.
•Business and operating results are affected by our ability to identify and effectively manage risks inherent in our businesses, including, where appropriate, through effective use of systems and controls, third-party insurance, derivatives, and capital management techniques, and to meet evolving regulatory capital and liquidity standards.
•Competition can have an impact on customer acquisition, growth and retention, and on credit spreads, deposit gathering and product pricing, which can affect market share, loans, deposits and revenues. Our ability to anticipate, react quickly and continue to respond to technological changes and potential additional novel coronavirus disease of 2019 (COVID-19) challenges can also impact our ability to respond to customer needs and meet competitive demands.
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
•Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain talent. These developments could include:
◦Policies and priorities of the current U.S. presidential administration, including legislative and regulatory reforms, more aggressive approaches to supervisory or enforcement priorities with consumer and anti-discrimination lending laws by the federal banking agencies and DOJ, changes affecting oversight of the financial services industry, regulatory obligations or restrictions, consumer protection, taxes, employee benefits, compensation practices, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.

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
The risks identified here are not exclusive or the types of risks we may confront and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections of our 2022 Annual Report on Form 10-K, our subsequent 2023 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other 2023 filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings or the SEC's website at www.sec.gov. More specifically, our forward-looking statements may be subject to the evolving risks and uncertainties related to the COVID-19 pandemic and its macro-economic impact and the resulting governmental, business and societal responses to it. We have included our web address as an inactive textual reference only. Information on our website is not part of our SEC filings.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023 under the heading “Application of Critical Accounting Policies”. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2022.
USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, operating return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for the 2023 and 2022 periods were calculated using a federal statutory income tax rate of 21%.
FINANCIAL SUMMARY
Net income available to common stockholders for the first quarter of 2023 was $144.5 million or $0.40 per diluted common share, compared to net income available to common stockholders for the first quarter of 2022 of $51.0 million or $0.15 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.40 for the first quarter of 2023, excluding $2.1 million (pre-tax) in merger-related significant items, while the first quarter of 2022 was $0.26, excluding $47.8 million (pre-tax) in merger-related significant items and $4.2 million (pre-tax) in branch consolidation costs.
During the first quarter, we reported record total revenue of $416.0 million, a $103.6 million, or 33% increase from the prior-year quarter, with strong momentum on several key performance metrics including return on average tangible common equity (non-GAAP) of 20%, return on average assets of 1.4%, and an efficiency ratio (non-GAAP) of 50.6%. Our strong financial performance was due to the consistent execution of our conservative business model and focus on customer primacy which led to stable deposit balances, solid capital with a CET1 ratio of 10% and ample liquidity to cover our uninsured and non-collateralized deposits by 170%.
Income Statement Highlights (First quarter of 2023 compared to first quarter of 2022, except as noted)
•Record total revenue of $416.0 million increased $103.6 million, or 33.2%.
•Net interest income increased $102.6 million, or 43.8%, to $336.7 million primarily due to the benefit of growth in earning assets, the impact from the higher interest rate environment, strong deposit growth and prudent management of deposit pricing and betas.
•On a linked-quarter basis net interest income of $336.7 million increased $1.8 million, or 0.5%, from the prior quarter total of $334.9 million, primarily due to growth in average earning assets and net benefits from the higher interest rate environment.
•Net interest margin (FTE) (non-GAAP) increased 95 basis points primarily due to higher yields on loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment, partially offset by increased cost of funds.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) increased 3 basis points to 3.56% as the earning asset yield (non-GAAP) increased 39 basis points and the cost of funds increased 38 basis points.

•The annualized net charge-offs to total average loans ratio was 0.18%, compared to 0.03%. While slightly elevated from recent quarters, net charge-offs remain at historically low levels and largely utilized previously established specific reserves.
~~•~~The effective tax rate was 19.5%, compared to 20.9%, driven by higher deduction levels from employee stock compensation vesting.
•The efficiency ratio (non-GAAP) was 50.6%, fueled by higher revenue, compared to 60.7% for the year-ago quarter.
Balance Sheet Highlights (period-end balances, March 31, 2023 compared to December 31, 2022, unless otherwise indicated)
•Total average deposits increased $274.2 million, or 0.8%, from the fourth quarter 2022 levels, reflecting organic growth in new and existing customer relationships and inflows from the Union acquisition.
•Period-end deposits remained stable with a slight decrease of $579.7 million, or 1.7%, primarily due to normal seasonal declines in public funds and other corporate deposit balances. From March 8, 2023 to quarter end, total deposit balances decreased slightly by $226 million, or 0.7%, largely due to normal wholesale and retail customer activity. This time frame represents the beginning period of the disruption in the banking industry due to the recent bank failures. We ended the quarter with approximately 76% of deposits insured by the FDIC or collateralized.
•Total average deposits grew $1.2 billion, or 3.7%, from the same prior-year period, led by increases in average time deposits of $1.2 billion, or 42.1%, average non-interest-bearing deposits of $154.6 million, or 1.4%, and average savings deposits of $148.5 million, or 3.8%, more than offsetting the decline in average interest-bearing demand deposits of $323.5 million, or 2.2%. Average deposit growth reflected organic growth in new and existing customer relationships and inflows from the Union acquisition which closed in December 2022 and the Howard acquisition that closed in January 2022.
•Period-end total loans and leases, increased $3.8 billion, or 14.3%, as compared to March 31, 2022, which includes the Union acquired loans. Commercial loans and leases increased $1.9 billion, or 11.0%, and consumer loans increased $1.9 billion, or 20.6%. Our strong organic loan growth was driven by the continued success of our strategy to grow high-quality loans across our diverse geographic footprint.
~~•~~On a linked-quarter basis, period-end loans and leases increased $418.3 million, or 1.4%, including an increase of $222.0 million in commercial loans and leases and $196.4 million in consumer loans. Average loans and leases increased $1.0 billion, or 3.6%, linked-quarter, with growth of $795.4 million in commercial loans and leases and $254.3 million in consumer loans.
•The ratio of loans to deposits was 89.7%, compared to 87.0%, as loan growth outpaced deposits. Additionally, the deposit funding mix reflected non-interest-bearing deposits of 33% of total deposits, compared to 34%, reflecting customers' preferences migrating towards savings and time deposits given higher available rates on those products.
•Total assets were $44.1 billion, compared to $43.7 billion, an increase of $421.0 million, or 1.0%, primarily due to organic growth in loans.
•The ratio of the ACL to total loans and leases was stable at 1.32%, compared to 1.33%. The ACL on loans and leases totaled $403 million, compared to $402 million.
•The ratio of non-performing loans and OREO to total loans and OREO decreased 2 basis points to 0.38%. Total delinquency decreased 11 basis points to 0.60%, compared to 0.71%, and continues to remain at a historically low level.
•Tangible book value per common share (non-GAAP) of $8.66, increased $0.39, or 4.7%. AOCI reduced the tangible book value per common share (non-GAAP) by $0.87 as of March 31, 2023, primarily due to the impact of higher interest rates on the fair value of AFS securities, a $0.12 improvement compared to a $0.99 reduction as of December 31, 2022.
•The CET1 regulatory capital ratio was 10.0%, up slightly from 9.8% at December 31, 2022, benefiting from the strong retained earnings growth in the quarter.

•During the first quarter of 2023, we repurchased 850,000 shares of common stock at a weighted average share price of $13.78.
TABLE 1

	Three Months Ended March 31,
Quarterly Results Summary	2023	2022
Reported results
Net income available to common stockholders (millions)	$144.5	$51.0
Net income per diluted common share	0.40	0.15
Book value per common share (period-end)	15.76	15.19
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$146.1	$92.0
Operating net income per diluted common share	0.40	0.26
Average diluted common shares outstanding (thousands)	364,930	348,926
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(2.1)	$(28.6)
After-tax impact of merger-related expenses	(1.6)	(22.6)
Pre-tax provision expense related to acquisition	—	(19.1)
After-tax impact of provision expense related to acquisition	—	(15.1)
Pre-tax branch consolidation costs	—	(4.2)
After-tax impact of branch consolidation costs	—	(3.3)
Total significant items pre-tax	$(2.1)	$(51.9)
Total significant items after-tax	$(1.6)	$(41.0)
Capital measures
Common equity tier 1	10.0%	10.0%
Tangible common equity to tangible assets (period-end) (non-GAAP)	7.50	7.18
Tangible book value per common share (period-end) (non-GAAP)	$8.66	$8.09

(1) Favorable (unfavorable) impact on earnings
Industry Developments
BANKING INDUSTRY DISRUPTION
During the second week of March 2023, Silicon Valley Bank failed and was taken over by federal regulators. The size of the bank, being over $200 billion in assets, made it the second largest U.S. bank to fail. Subsequently that week, Signature Bank with assets over $100 billion, was also closed by federal regulators. On May 1, 2023, it was announced that First Republic Bank was another bank closed by federal regulators. While these failures were idiosyncratic in nature, these events called into question the stability of the entire banking sector and also sparked customer fears of potential loss of deposit balances exceeding the FDIC's $250,000 insurance limit.
While the high-profile bank failures had a diminishing effect on public confidence of the banking system, the federal government took mitigating action. To strengthen public confidence, the federal government announced that that all depositors of both banks would be protected with any losses to the DIF recovered by a special assessment on banks. In addition to those actions, the FRB made available additional funding to eligible depository institutions to help assure banks the ability to meet the needs of all their depositors. This action will bolster the capacity of the banking system to safeguard deposits and ensure the ongoing provision of money and credit to the economy.
The additional funding was made available through the creation of a new BTFP, offering loans of up to one year in length to banks, savings associations, credit unions and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets will be valued at par. The BTFP will be an additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress. As of March 31, 2023, we have not participated in this program. Additionally, our total deposit balances have remained stable as a result of our granular deposit base with our average customer deposit account balance at approximately $30,000 (below the peer median) and our median consumer deposit account balance at approximately $5,000 as of quarter-end. FDIC-insured or collateralized deposits represented approximately 76% of our total deposits at March 31, 2023, which was higher than our peer median (based on peer data as of December 31, 2022) and we had ample liquidity to fund up to 170% of our uninsured and non-collateralized deposits.
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
On March 15, 2022, the Adjustable Interest Rate Act (the LIBOR Act) was signed into law. As required by the LIBOR Act, the FRB's final rule, effective February 27, 2023, identifies FRB-based benchmark replacements for LIBOR contracts that will not mature prior to the LIBOR replacement date and do not contain clear and practical benchmark replacements. The final rule identifies different SOFR-based FRB-selected benchmark replacements for different categories of LIBOR contracts. In addition, the final rule identifies certain benchmark replacement conforming changes related to the implementation, administration and calculation of the FRB-selected benchmark replacement. The final rule expressly indicates that a determining person may select the FRB-selected benchmark which will become the benchmark replacement. Finally, the FRB's final rule preempts any state or local law or standard relating to the selection or use of a benchmark replacement or conforming changes.
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
Our transition team continues to work within the guidelines established by the FCA, FRB and the ARRC to provide for a smooth transition away from LIBOR.
RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022
Net income available to common stockholders for the first three months of 2023 was $144.5 million or $0.40 per diluted common share, compared to $51.0 million or $0.15 per diluted common share for the first three months of 2022. On an operating basis (non-GAAP), net income available to common stockholders for the first three months of 2023 was $146.1 million, or $0.40, compared to $92.0 million or $0.26 per diluted common share for the first three months of 2022. Net interest income totaled $336.7 million, an increase of $102.6 million, or 43.8%, compared to $234.1 million, as total average earning assets increased $2.1 billion, or 5.6%, including a $4.2 billion increase in average loans and leases from organic origination activity and acquired Union loans, as well as a $313.3 million increase in average investment securities. The net interest margin (FTE) (non-GAAP) increased 95 basis points to 3.56%, as the yield on earning assets (non-GAAP) increased 185 basis points to 4.68%, primarily due to higher yields on loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment. The total cost of funds increased 96 basis points to 1.18% with a 136 basis point increase in interest-bearing deposit costs to 1.50%. Between March 31, 2022, and March 31, 2023, the FOMC raised the target Federal Funds interest rate by 450 basis points. The provision for credit losses for the first three months of 2023 totaled $14.1 million, compared to $18.0 million. The year-ago quarter included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. Non-interest income totaled $79.4 million, an increase of $1.1 million, or 1.4%, reflecting increased contributions from wealth management and dividends on non-marketable equity securities, partially offset by reduced contributions from mortgage banking due to the sharp increase in interest rates in 2022. Non-interest expense totaled $219.9 million, decreasing $7.5 million, or 3.3%. On an operating basis (non-GAAP), non-interest expense totaled $217.9 million, an increase of $23.2 million, or 11.9%, compared to the first quarter of 2022. Salaries and benefits increased $8.1 million, or 7.2%, due to annual merit increases, reduced salary deferrals given lower loan origination volumes and the addition of the acquired Howard and Union expense bases.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended March 31,		$	%
(in thousands, except per share data)	2023	2022	Change	Change
Net interest income	$336,654	$234,076	$102,578	43.8%
Provision for credit losses	14,061	17,959	(3,898)	(21.7)
Non-interest income	79,389	78,322	1,067	1.4
Non-interest expense	219,917	227,426	(7,509)	(3.3)
Income taxes	35,560	14,015	21,545	153.7
Net income	146,505	52,998	93,507	176.4
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$144,495	$50,988	$93,507	183.4%
Earnings per common share – Basic	$0.40	$0.15	$0.25	166.7%
Earnings per common share – Diluted	0.40	0.15	0.25	166.7
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended March 31,
	2023	2022
Return on average equity	10.37%	3.94%
Return on average tangible common equity (2)	19.68	7.49
Return on average assets	1.37	0.52
Return on average tangible assets (2)	1.49	0.58
Book value per common share (1)	$15.76	$15.19
Tangible book value per common share (1) (2)	8.66	8.09
Equity to assets (1)	13.11%	12.94%
Average equity to average assets	13.20	13.25
Common equity to assets (1)	12.87	12.69
Tangible equity to tangible assets (1) (2)	7.76	7.45
Tangible common equity to tangible assets (1) (2)	7.50	7.18
Common equity tier 1 capital ratio (1)	10.0	10.0
Dividend payout ratio	30.30	83.74
(1) Period-end
(2) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$817,910	$6,653	3.30%	$3,105,599	$1,507	0.20%
Taxable investment securities (1)	6,214,311	35,476	2.28	5,930,948	23,785	1.60
Tax-exempt investment securities (1)(2)	1,055,189	9,159	3.47	1,025,284	8,732	3.41
Loans held for sale	116,164	1,594	5.51	259,362	2,392	3.70
Loans and leases (2) (3)	30,410,376	393,895	5.24	26,238,804	219,762	3.39
Total interest-earning assets (2)	38,613,950	446,777	4.68	36,559,997	256,178	2.83
Cash and due from banks	442,712			410,716
Allowance for credit losses	(405,705)			(360,392)
Premises and equipment	442,441			378,090
Other assets	4,328,511			4,132,660
Total assets	$43,421,909			$41,121,071
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,596,006	52,278	1.45	$14,919,488	3,416	0.09
Savings	4,023,568	7,853	0.79	3,875,020	143	0.01
Certificates and other time	4,182,700	23,961	2.32	2,944,377	4,126	0.57
Total interest-bearing deposits	22,802,274	84,092	1.50	21,738,885	7,685	0.14
Short-term borrowings	1,561,343	9,744	2.53	1,509,971	5,802	1.56
Long-term borrowings	1,082,040	13,013	4.88	709,817	6,017	3.44
Total interest-bearing liabilities	25,445,657	106,849	1.70	23,958,673	19,504	0.33
Non-interest-bearing demand	11,410,506			11,255,917
Total deposits and borrowings	36,856,163		1.18	35,214,590		0.22
Other liabilities	834,106			457,587
Total liabilities	37,690,269			35,672,177
Stockholders’ equity	5,731,640			5,448,894
Total liabilities and stockholders’ equity	$43,421,909			$41,121,071
Net interest-earning assets	$13,168,293			$12,601,324
Net interest income (FTE) (2)		339,928			236,674
Tax-equivalent adjustment		(3,274)			(2,598)
Net interest income		$336,654			$234,076
Net interest spread			2.98%			2.50%
Net interest margin (2)			3.56%			2.61%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $339.9 million, increasing $103.3 million, or 43.6%, as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet, which was partially offset by the higher cost of interest-bearing deposits given customers' preferences migrating toward time deposits and the current competitive interest rate environment. Average earning assets grew $2.1 billion, or 5.6%, primarily driven by organic loan origination activity and acquired Union and Howard loans and an increase in average investment securities. The net interest margin (FTE) (non-GAAP) increased 95 basis points to 3.56%, primarily reflecting higher yields on loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(1,099)	$6,245	$5,146
Securities (2)	1,637	10,481	12,118
Loans held for sale	(1,262)	464	(798)
Loans and leases (2)	36,996	137,137	174,133
Total interest income (2)	36,272	154,327	190,599
Interest Expense (1)
Deposits:
Interest-bearing demand	(32)	48,894	48,862
Savings	17	7,693	7,710
Certificates and other time	2,491	17,344	19,835
Short-term borrowings	1,028	2,914	3,942
Long-term borrowings	3,918	3,078	6,996
Total interest expense	7,422	79,923	87,345
Net change (2)	$28,850	$74,404	$103,254
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
Interest income on an FTE basis (non-GAAP) of $446.8 million for the first three months of 2023, increased $190.6 million, or 74.4%, from the same period of 2022, resulting from the interest rate increases by the FOMC and a $2.1 billion increase in earning assets. The increase in earning assets was primarily driven by a $4.2 billion, or 15.9%, increase in average loans and an increase in average investment securities of $313.3 million, partially offset by a decrease of $2.3 billion, or 73.7%, in average cash balances. Growth in total average commercial loans included $1.1 billion, or 17.9%, in commercial and industrial loans and $960.9 million, or 9.1%, in commercial real estate driven by a combination of organic loan origination activity led by the Pittsburgh, Cleveland and North Carolina markets, as well as adding the Union loans to portfolio balances. Average consumer loans increased $2.1 billion, or 22.8%, with an increase in residential mortgage loans of $1.4 billion, or 35.0%, reflecting adjustable-rate mortgages held in portfolio on the balance sheet and the continued success of the Physicians First mortgage program, which is a digital program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals. Additionally, indirect installment loans increased $325.7 million, or 26.8%, and direct home equity installment loans increased $283.3 million, or 11.4%, driven by strong organic loan origination activity throughout 2022. Additionally, the net increase in the securities interest income was a result of replacing maturing securities with higher yielding securities, as the average securities yield increased 59 basis points. For the first three months of 2023, the yield on average earning assets (non-GAAP) increased 185 basis points to 4.68%, compared to the first three months of 2022, primarily due to higher yields on loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment.
Interest expense of $106.8 million for the first three months of 2023 increased $87.3 million, or 447.8%, from the same period of 2022, primarily due to the higher interest rate environment and an increase in average interest-bearing deposits. The growth in average deposits reflected solid organic growth in new and existing customer relationships and inflows from the Union and Howard acquisition. Average interest-bearing deposits increased $1.1 billion, or 4.9%, which reflects the benefit of solid organic growth in customer relationships and the addition of the Union and Howard acquisition. Average time deposits increased $1.2 billion, or 42.1%, as customer preferences shifted towards certificates of deposits as interest rates increased. Average long-term borrowings increased $372.2 million, or 52.4%, primarily due to an increase of $228.5 million in senior debt resulting from the issuance of $350 million in 5.150% fixed-rate senior notes during August 2022, partially offset by the maturity of $300 million in 2.20% fixed-rate senior notes in February 2023. Additionally, long-term FHLB borrowings increased $101.1 million. The rate paid on interest-bearing liabilities increased 137 basis points to 1.70% for the first three months of 2023, compared to the first three months of 2022, as the cost of interest-bearing deposits increased 136 basis points from 0.14% to 1.50%. These increases were primarily a result of the interest rate actions taken by the FOMC, combined with the issuance of senior debt in August 2022.
Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Provision for credit losses on loans and leases	$14,891	$18,236	$(3,345)	(18.3)%
Provision for unfunded loan commitments	(925)	(340)	(585)	172.1
Total provision for credit losses on loans and leases	13,966	17,896	(3,930)	(22.0)
Provision for securities	95	63	32	50.8
Total provision for credit losses	$14,061	$17,959	$(3,898)	(21.7)%
Net loan charge-offs	13,197	1,888	11,309	599.0
Net loan charge-offs (annualized) / total average loans and leases	0.18%	0.03%
The provision for credit losses was $14.1 million, compared to $18.0 million in the first quarter of 2022. The provision for credit losses in the first quarter of 2022 included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. The provision for credit losses for the first quarter of 2023 was primarily due to loan growth, CECL-related model impacts from forecasted macroeconomic conditions, and charge-off activity. The first quarter of 2023 reflected net charge-offs of $13.2 million, or 0.18% annualized of total average loans, compared to $1.9 million, or 0.03% annualized, in the first quarter of 2022. While slightly elevated from the year-ago quarter, net charge-offs remain at historically low levels. The ACL was $403.4 million, an increase of $32.8 million, with the ratio of the ACL to total loans and leases decreasing 7 basis points to 1.32%, reflecting the strong loan growth, partially offset by the increase in the ACL.

Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2023 and 2022 is presented in the following table:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Service charges	$32,640	$31,515	$1,125	3.6%
Trust services	10,611	10,349	262	2.5
Insurance commissions and fees	7,787	7,605	182	2.4
Securities commissions and fees	7,382	5,691	1,691	29.7
Capital markets income	6,793	7,127	(334)	(4.7)
Mortgage banking operations	4,855	6,667	(1,812)	(27.2)
Dividends on non-marketable equity securities	4,108	2,150	1,958	91.1
Bank owned life insurance	2,825	2,642	183	6.9
Net securities gains (losses)	(17)	—	(17)	—
Other	2,405	4,576	(2,171)	(47.4)
Total non-interest income	$79,389	$78,322	$1,067	1.4%
Total non-interest income increased $1.1 million, or 1.4%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges of $32.6 million increased $1.1 million, or 3.6%, driven by treasury management services and interchange fees, offsetting the expected decline in overdraft and non-sufficient fund service charges from the previously announced overdraft practice changes that we implemented in the first quarter of 2023.
Securities commissions and fees of $7.4 million increased $1.7 million, or 29.7%, due to record securities commissions and fees driven by higher transaction activity and annuity sales.
Mortgage banking operations income of $4.9 million decreased $1.8 million, or 27.2%, as secondary market revenue and mortgage held-for-sale pipelines declined from 2022 levels given the sharp increase in mortgage rates and growth in adjustable-rate mortgage originations which we held in portfolio on the balance sheet. During the first three months of 2023, we sold $206.7 million of residential mortgage loans, a 45.7% decrease compared to $380.7 million for the same period of 2022.
Dividends on non-marketable equity securities of $4.1 million increased $2.0 million, or 91.1%, reflecting increases in both FRB and FHLB dividends given the higher interest-rate environment.
Other non-interest income was $2.4 million and $4.6 million for the first three months of 2023 and 2022, respectively, as SBA premium income declined $1.1 million from elevated 2022 levels as the higher interest rate environment reduced market premiums and correspondingly lowered sold loan volumes. Additionally, Small Business Investment Company (SBIC) funds income was $0.9 million lower.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2023 and 2022 is presented in the following table:
TABLE 8

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$120,247	$112,189	$8,058	7.2%
Net occupancy	17,370	18,189	(819)	(4.5)
Equipment	22,072	18,005	4,067	22.6
Amortization of intangibles	5,119	3,227	1,892	58.6
Outside services	19,398	17,033	2,365	13.9
Marketing	3,701	3,256	445	13.7
FDIC insurance	7,119	4,574	2,545	55.6
Bank shares and franchise taxes	4,172	4,027	145	3.6
Merger-related	2,052	28,629	(26,577)	(92.8)
Other	18,667	18,297	370	2.0
Total non-interest expense	$219,917	$227,426	$(7,509)	(3.3)%
Total non-interest expense of $219.9 million for the first three months of 2023 decreased $7.5 million, a 3.3% decrease from the same period of 2022. On an operating basis, non-interest expense (non-GAAP) increased $23.2 million, or 11.9%, when excluding significant items of $2.1 million in merger-related costs in the first three months of 2023, compared to $28.6 million in merger-related costs and $4.2 million in branch consolidation costs in the first three months of 2022. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $120.2 million increased $8.1 million, or 7.2%, due to annual merit increases, reduced salary deferrals given lower loan origination volumes and the addition of the acquired Howard and Union expense bases. Included in salaries and employee benefits in the first quarter of 2023 and 2022 were $6.7 million and $6.2 million, respectively, related to normal seasonal long-term compensation expense.
Net occupancy and equipment expense of $39.4 million increased $3.2 million, or 9.0%, primarily from the acquired Howard and Union expense bases, as well as technology-related investments.
Amortization of intangibles of $5.1 million increased $1.9 million, or 58.6%, primarily related to the Union core deposit intangible.
Outside services increased $2.4 million, or 13.9%, with higher volume-related technology and third-party costs, as well as the acquired Howard and Union expense bases.
FDIC insurance of $7.1 million increased $2.5 million, or 55.6%, primarily due to the previously announced FDIC assessment rate increase which was effective in the first quarter of 2023.
We recorded $2.1 million in merger-related costs related to the Union acquisition completed in December 2022, compared to $28.6 million in the first three months of 2022 related to the Howard acquisition completed in January 2022.

The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 9

	Three Months Ended March 31,		$	%
(dollars in thousands)	2023	2022	Change	Change
Total non-interest expense, as reported	$219,917	$227,426	$(7,509)	(3.3)%
Significant items:
Branch consolidations	—	(4,178)	4,178
Merger-related	(2,052)	(28,629)	26,577
Total non-interest expense, excluding significant items (1)	$217,865	$194,619	$23,246	11.9%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Income tax expense	$35,560	$14,015
Effective tax rate	19.5%	20.9%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher in 2023 due to higher pre-tax earnings, as we had merger-related expense from the Howard acquisition in 2022. However, the effective tax rate was lower in 2023 as a result of higher deduction levels from employee stock compensation vesting.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 11

(dollars in millions)	March 31, 2023	December 31, 2022	$ Change	% Change
Assets
Cash and cash equivalents	$1,723	$1,674	$49	2.9%
Securities	7,274	7,362	(88)	(1.2)
Loans held for sale	100	124	(24)	(19.4)
Loans and leases, net	30,270	29,853	417	1.4
Goodwill and other intangibles	2,561	2,566	(5)	(0.2)
Other assets	2,218	2,146	72	3.4
Total Assets	$44,146	$43,725	$421	1.0%
Liabilities and Stockholders’ Equity
Deposits	$34,190	$34,770	$(580)	(1.7)%
Borrowings	3,447	2,465	982	39.8
Other liabilities	721	837	(116)	(13.9)
Total Liabilities	38,358	38,072	286	0.8
Stockholders’ Equity	5,788	5,653	135	2.4
Total Liabilities and Stockholders’ Equity	$44,146	$43,725	$421	1.0%
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
Following is a summary of loans and leases:

TABLE 12

	March 31, 2023	December 31, 2022	$ Change	% Change
(in millions)
Commercial real estate	$11,528	$11,526	$2	—%
Commercial and industrial	7,246	7,131	115	1.6
Commercial leases	562	519	43	8.3
Other	176	114	62	54.4
Total commercial loans and leases	19,512	19,290	222	1.2
Direct installment	2,752	2,784	(32)	(1.1)
Residential mortgages	5,589	5,297	292	5.5
Indirect installment	1,525	1,553	(28)	(1.8)
Consumer lines of credit	1,295	1,331	(36)	(2.7)
Total consumer loans	11,161	10,965	196	1.8
Total loans and leases	$30,673	$30,255	$418	1.4%

The commercial and industrial growth was led by activity in the Pittsburgh, Cleveland and North Carolina markets while the growth in residential mortgages reflected growth in adjustable-rate mortgages held in portfolio on the balance sheet and the continued success of our Physicians First mortgage program. Our commercial real estate portfolio was comprised of $8 billion of non-owner occupied loans of which 22% represented office space. Office space was primarily made up of smaller offices located outside of metropolitan business districts.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 13

(in millions)	March 31, 2023	December 31, 2022	$ Change	% Change
Commercial real estate	$44	$39	$5	12.8%
Commercial and industrial	41	44	(3)	(6.8)
Commercial leases	1	1	—	—
Total commercial loans and leases	86	84	2	2.4
Direct installment	6	7	(1)	(14.3)
Residential mortgages	13	14	(1)	(7.1)
Indirect installment	2	1	1	100.0
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	27	29	(2)	(6.9)
Total non-performing loans and leases	113	113	—	—
Other real estate owned	6	6	—	—
Non-performing assets	$119	$119	$—	—%
Non-performing assets decreased $0.8 million, from $119.5 million at December 31, 2022 to $118.7 million at March 31, 2023. This reflects a decrease of $0.1 million in non-performing loans and leases and a decrease of $0.7 million in OREO.
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
At March 31, 2023 and December 31, 2022, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at March 31, 2023, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which declines 2.5% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 4.6% over our R&S forecast period, (iii) S&P Volatility, which decreases 39.7% in 2023 and 10.5% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historic levels. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2022 included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.

Following is a summary of certain data related to the ACL and loans and leases:
TABLE 14

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans
	Three Months Ended March 31,		Three Months Ended March 31,
	2023	2022	2023	2022
(dollars in millions)
Commercial real estate	$5.5	$(0.4)	0.07%	—%
Commercial and industrial	4.9	1.9	0.07	0.03
Commercial leases	—	0.1	—	—
Other commercial	0.5	0.5	0.01	—
Direct installment	0.1	(0.2)	—	—
Residential mortgages	0.2	(0.1)	—	—
Indirect installment	2.0	0.3	0.03	—
Consumer lines of credit	—	(0.2)	—	—
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$13.2	$1.9	0.18%	0.03%
Allowance for credit losses/total loans and leases			1.32%	1.38%
Allowance for credit losses/non-performing loans			356.09%	364.99%
The ACL on loans and leases of $403.4 million at March 31, 2023 increased $1.7 million, or 0.4%, from December 31, 2022. Our ending ACL coverage ratio at March 31, 2023 was stable at 1.32%, compared to 1.33% at December 31, 2022. Total provision for credit losses for the three months ended March 31, 2023 was $14.1 million, compared to $18.0 million for the same period in 2022 with the year-ago quarter reflecting $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. Net charge-offs were $13.2 million for the three months ended March 31, 2023, compared to $1.9 million for the first three months of 2022. While slightly elevated from the year-ago quarter, net charge-offs remain at historically low levels. The ACL as a percentage of non-performing loans for the total portfolio was flat at 356% as of March 31, 2023 compared to 354% as of December 31, 2022.
Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 15

(in millions)	March 31, 2023	December 31, 2022	$ Change	% Change
Non-interest-bearing demand	$11,297	$11,916	$(619)	(5.2)%
Interest-bearing demand	14,091	15,100	(1,009)	(6.7)
Savings	4,053	4,142	(89)	(2.1)
Certificates and other time deposits	4,749	3,612	1,137	31.5
Total deposits	$34,190	$34,770	$(580)	(1.7)%
Total deposits decreased $579.7 million, or 1.7%, from December 31, 2022, primarily due to normal seasonal declines in public funds deposit balances. Even with the banking industry disruption in early March, our deposit balances remained stable as total deposit balances decreased slightly by $226 million, or 0.7%, from March 8, 2023 to quarter end, largely due to normal business and consumer activity of our customers. We ended the quarter with approximately 76% of all deposits insured by the FDIC or collateralized. Additionally, customer preferences shifted to certificates of deposits as interest rates increased.

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
We have an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On August 25, 2022, we completed an offering of $350 million of 5.150% fixed-rate senior notes due in 2025 under this registration statement. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering expenses were $347.4 million. We used the net proceeds from the sale of the notes for general corporate purposes, including repayment of the $300 million in 2.200% senior notes that matured in February 2023, investments at the holding company level, capital to support the growth of FNBPA and refinancing of outstanding indebtedness.
On April 18, 2022, we announced that our Board of Directors approved an additional $150 million for the repurchase of our common stock through our existing share repurchase program bringing the total authorization to $300 million. Since inception, we repurchased 11.8 million shares at a weighted average share price of $11.50 for $136.1 million under this repurchase program, with $163.9 million remaining for repurchase. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 includes a 1% excise tax on stock repurchases beginning January 1, 2023.
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
At March 31, 2023, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing bank holding companies (BHCs) and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of

March 31, 2023, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $34.4 million, or 10 basis points, which will continue to be reduced by approximately $17.2 million annually.
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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 16

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
F.N.B. Corporation
Total capital	$4,286	12.35%	$3,470	10.00%	$3,644	10.50%
Tier 1 capital	3,591	10.35	2,082	6.00	2,950	8.50
Common equity tier 1	3,484	10.04	n/a	n/a	2,429	7.00
Leverage	3,591	8.70	n/a	n/a	1,650	4.00
Risk-weighted assets	34,703
FNBPA
Total capital	4,411	12.74%	3,462	10.00%	3,635	10.50%
Tier 1 capital	3,701	10.69	2,769	8.00	2,943	8.50
Common equity tier 1	3,621	10.46	2,250	6.50	2,423	7.00
Leverage	3,701	8.99	2,059	5.00	1,647	4.00
Risk-weighted assets	34,619
As of December 31, 2022
F.N.B. Corporation
Total capital	$4,183	12.06%	$3,467	10.00%	$3,640	10.50%
Tier 1 capital	3,511	10.13	2,080	6.00	2,947	8.50
Common equity tier 1	3,405	9.82	n/a	n/a	2,427	7.00
Leverage	3,511	8.64	n/a	n/a	1,626	4.00
Risk-weighted assets	34,671
FNBPA
Total capital	4,327	12.51%	3,459	10.00%	3,632	10.50%
Tier 1 capital	3,640	10.52	2,767	8.00	2,940	8.50
Common equity tier 1	3,560	10.29	2,248	6.50	2,421	7.00
Leverage	3,640	8.97	2,029	5.00	1,623	4.00
Risk-weighted assets	34,589
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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2022 Annual Report on Form 10-K as filed with the SEC on February 24, 2023.
LIQUIDITY
Our primary liquidity management goal is to satisfy the cash flow requirements of customers and the operating cash needs of FNB with cost-effective funding. Our Board of Directors has established an Asset/Liability Management Policy to guide management in achieving and maintaining earnings performance consistent with long-term goals, while maintaining acceptable levels of interest rate risk, a “well-capitalized” Balance Sheet and adequate levels of liquidity. Our Board of Directors has also established Liquidity and Contingency Funding Policies to guide management in addressing the ability to identify, measure, monitor and control both normal and stressed liquidity conditions. These policies designate our ALCO as the body responsible for meeting these objectives. The ALCO, which is comprised of members of executive management, reviews liquidity on a continuous basis and approves significant changes in strategies that affect Balance Sheet or cash flow positions. Liquidity is centrally managed daily by our Treasury Department. Liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. FNB also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds are available for use to help fund normal business operations, and unused credit availability can be utilized to serve as contingency funding if faced with a liquidity crisis.
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends and interest it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The cash position at March 31, 2023 was $360.3 million, down $294.0 million from year-end, primarily due to the repayment of $300 million in Senior Notes due in February 2023. During the third quarter of 2022, we completed a Senior Debt offering of which $347.7 million net proceeds were used to retire debt in February of 2023 (for additional information, see Note 10, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs.
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
The LCR and MCH ratios are presented in the following table:
TABLE 17

	March 31, 2023	December 31, 2022	Internal Limit
Liquidity coverage ratio	2.5 times	1.7 times	> 1 time
Months of cash on hand	15.4 months	13.6 months	> 12 months
Management has concluded that our cash levels remain appropriate given the current market environment.
Over time, our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.  Total deposits decreased $579.7 million, or 1.7%, from December 31, 2022, primarily due to normal seasonal declines in public funds and other corporate deposit balances. From March 8, 2023 to quarter-end, total deposit balances decreased slightly by $226 million, or 0.7%, largely due to normal wholesale and retail customer activity. We ended the quarter with approximately 76% of deposits insured by the FDIC or collateralized, an improvement from approximately 74% at December 31, 2022. Non-interest-bearing demand deposit accounts decreased $618.9 million, or 5.2%. Interest-bearing demand deposits decreased $1.0 billion, or 6.7% and savings account balances decreased $89.3 million, or 2.2%, while time deposits increased $1.1 billion, or 31.5%, as customers' preferences are shifting back to certificates of deposits (CDs) as interest rates have increased substantially. In an abundance of caution related to the banking industry disruption, between March 8th and March 31st, we executed approximately $1.3 billion in wholesale borrowings including advances from the FHLB and overnight borrowings in the Fed Funds market, which added cash on the balance sheet, supported loan growth and covered the deposit decline. Additionally, our cash balances held at the FRB increased $147.7 million from December 31, 2022 to $1.3 billion at March 31, 2023.
We continue to have ample unused borrowing capacity that could cover 1.7 times of the uninsured deposit and non-collateralized deposit balances as of March 31, 2023. A portion of this capacity includes the FRB's Discount Window and their newly created BTFP. We had no borrowings under either facility during the quarter. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently have excess cash to meet our pledging requirements. At March 31, 2023, we have $2.3 billion of cash and salable unpledged government and agency securities to total assets, or 5.2%. This compares to a policy minimum of 3.0%.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 18

(dollars in millions)	March 31, 2023	December 31, 2022
Unused wholesale credit availability	$16,070	$15,669
Unused wholesale credit availability as a % of FNBPA assets	36.5%	35.9%
Salable unpledged government and agency securities	$1,010	$592
Salable unpledged government and agency securities as a % of FNBPA assets	2.3%	1.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	5.2%	3.9%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2023 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The twelve-month cumulative gap to total assets ratio was 1.6% as of March 31, 2023, compared to 3.8% as of December 31, 2022. The change in the twelve-month cumulative gap to total assets was primarily related to the active management of deposit pricing across the deposit product maturity tenors which reduced our asset sensitivity. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO.

TABLE 19

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$727	$1,515	$1,785	$3,376	$7,403
Investments	1,387	165	248	475	2,275
	2,114	1,680	2,033	3,851	9,678
Liabilities
Non-maturity deposits	297	595	893	1,787	3,572
Time deposits	477	963	764	1,626	3,830
Borrowings	983	114	148	338	1,583
	1,757	1,672	1,805	3,751	8,985
Period Gap (Assets - Liabilities)	$357	$8	$228	$100	$693
Cumulative Gap	$357	$365	$593	$693
Cumulative Gap to Total Assets	0.8%	0.8%	1.3%	1.6%
In addition, the ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.
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

The following repricing gap analysis as of March 31, 2023 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 20

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$12,146	$923	$1,008	$1,985	$16,062
Investments	1,395	175	329	465	2,364
	13,541	1,098	1,337	2,450	18,426
Liabilities
Non-maturity deposits	10,164	—	—	—	10,164
Time deposits	599	962	762	1,621	3,944
Borrowings	1,617	180	32	8	1,837
	12,380	1,142	794	1,629	15,945
Off-balance sheet	(850)	300	(50)	(300)	(900)
Period Gap (assets – liabilities + off-balance sheet)	$311	$256	$493	$521	$1,581
Cumulative Gap	$311	$567	$1,060	$1,581
Cumulative Gap to Assets	0.8%	1.4%	2.7%	4.0%
The twelve-month cumulative repricing gap to total assets was 4.0% and 8.4% as of March 31, 2023 and December 31, 2022, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. The change in the cumulative repricing gap at March 31, 2023, compared to December 31, 2022, is primarily related to customers moving into higher yielding deposit products and shorter-term time deposits.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Using a static Balance Sheet structure and utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of March 31, 2023. The measures do not reflect management's potential actions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 21

	March 31, 2023	December 31, 2022	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	4.1%	5.5%	n/a
+ 200 basis points	2.8	3.3	(5.0)%
+ 100 basis points	1.4	1.1	(5.0)
- 100 basis points	2.9	1.2	(5.0)
- 200 basis points	3.6	0.9	(5.0)
Economic value of equity:
+ 300 basis points	1.7	(6.8)	(25.0)
+ 200 basis points	2.6	(4.0)	(15.0)
+ 100 basis points	1.7	(1.4)	(10.0)
- 100 basis points	(3.5)	(2.0)	(10.0)
- 200 basis points	(8.3)	(5.8)	(15.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. The comparative percentages are based on the projected base net interest income at the respective measurement dates. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 1.0% at March 31, 2023 and 0.5% at December 31, 2022. For a +200 basis point Rate Ramp, net interest income (12 months) increases by 1.9% at March 31, 2023 and 2.0% at December 31, 2022. The corresponding metrics for a minus 100 basis point Rate Ramp are 1.6% and 0.6% at March 31, 2023 and December 31, 2022, respectively. These results use historical long-term deposit rate beta assumptions for both rising and falling rate scenarios. Recent market events and the relatively fast rise in short-term Treasury rates suggest the possibility of lower deposit rate betas in falling rate scenarios in an effort to retain deposit balances in the flat balance simulation. Sensitivity analysis using lower betas in the minus 100 basis point Rate Shock decreases net interest income (12 months) by (0.9%) at March 31, 2023. The corresponding metric for a minus 100 basis point Rate Ramp is (0.4%) at March 31, 2023. These changes are a direct result of our managing our interest rate exposure to benefit from higher rates during 2022. Management has reduced our exposure to higher interest rates as prospects for additional FOMC interest rate hikes has moderated and we will continue to manage to a more neutral position.

Forty-eight percent of our net loans and leases are indexed to short-term LIBOR, SOFR, Prime and other indices that reprice within the next three months. Our cash position related to increased deposits has also been a significant factor in our asset sensitivity metrics. The deployment of cash into loans and investments, as well as a higher base net interest income due to the increase in the loan indices, are the primary factors of the change in the percentage sensitivity since December. The FOMC increased the Federal Funds rate by 425 basis points in 2022 and by 50 basis points in the first quarter of 2023. Our balance sheet is positioned to benefit, in the near term, from further FOMC increases of the Federal Funds rate.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management continues to be proactive in managing our interest rate risk (IRR) position. In particular, we have made use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase our level of adjustable-rate loans. Total variable and adjustable-rate loans were 60.4% of total net loans and leases as of March 31, 2023 and 60.2% as of December 31, 2022. As of March 31, 2023, the commercial swaps totaled $5.4 billion of notional principal, with $213 million in original notional swap principal originated during the first three months of 2023. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Further, during 2023, management has adjusted our IRR position by opportunistically deploying excess cash balances into higher yielding loans and actively managed customer preferences for higher yielding deposit products and, in particular, shorter term time deposits. We also have outstanding derivatives to manage the IRR position. For additional information regarding interest rate swaps, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report.

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
•Enterprise-Wide Risk Management Department - conducts risk and control assessments across all our business and operational areas to ensure the appropriate risk identification, risk management and reporting of risks enterprise wide.
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
•oversee and assess how senior management evaluates risk; and
•assess appropriately the quality of our enterprise-wide risk management processes.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS TO GAAP
Reconciliations of non-GAAP operating measures and key performance indicators discussed in this Report to the most directly comparable GAAP financial measures are included in the following tables.
TABLE 22
Operating net income available to common stockholders

	Three Months Ended March 31,
(in thousands)	2023	2022
Net income available to common stockholders	$144,495	$50,988
Merger-related expense	2,052	28,629
Tax benefit of merger-related expense	(431)	(6,012)
Provision expense related to acquisition	—	19,127
Tax benefit of provision expense related to acquisition	—	(4,017)
Branch consolidation costs	—	4,178
Tax benefit of branch consolidation costs	—	(877)
Operating net income available to common stockholders (non-GAAP)	$146,116	$92,016
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
TABLE 23
Operating earnings per diluted common share

	Three Months Ended March 31,
	2023	2022
Net income per diluted common share	$0.40	$0.15
Merger-related expense	0.01	0.08
Tax benefit of merger-related expense	—	(0.02)
Provision expense related to acquisition	—	0.05
Tax benefit of provision expense related to acquisition	—	(0.01)
Branch consolidation costs	—	0.01
Tax benefit of branch consolidation costs	—	—
Operating earnings per diluted common share (non-GAAP)	$0.40	$0.26

TABLE 24
Return on average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income available to common stockholders (annualized)	$586,007	$206,787
Amortization of intangibles, net of tax (annualized)	16,402	10,339
Tangible net income available to common stockholders (annualized) (non-GAAP)	$602,409	$217,126
Average total stockholders’ equity	$5,731,640	$5,448,894
Less: Average preferred stockholders' equity	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,563,569)	(2,444,395)
Average tangible common equity (non-GAAP)	$3,061,189	$2,897,617
Return on average tangible common equity (non-GAAP)	19.68%	7.49%
(1) Excludes loan servicing rights.
TABLE 25
Operating return on average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Operating net income available to common stockholders (annualized)	$592,582	$373,176
Amortization of intangibles, net of tax (annualized)	16,402	10,339
Tangible operating net income available to common stockholders (annualized) (non-GAAP)	$608,984	$383,515
Average total stockholders' equity	$5,731,640	$5,448,894
Less: Average preferred stockholders' equity	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,563,569)	(2,444,395)
Average tangible common equity (non-GAAP)	$3,061,189	$2,897,617
Operating return on average tangible common equity (non-GAAP)	19.89%	13.24%
(1) Excludes loan servicing rights.
TABLE 26
Return on average tangible assets

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net income (annualized)	$594,159	$214,935
Amortization of intangibles, net of tax (annualized)	16,402	10,339
Tangible net income (annualized) (non-GAAP)	$610,561	$225,274
Average total assets	$43,421,909	$41,121,071
Less: Average intangible assets (1)	(2,563,569)	(2,444,395)
Average tangible assets (non-GAAP)	$40,858,340	$38,676,676
Return on average tangible assets (non-GAAP)	1.49%	0.58%
(1) Excludes loan servicing rights.

TABLE 27
Tangible book value per common share

	March 31, 2023	March 31, 2022
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,787,383	$5,438,595
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,561,216)	(2,492,359)
Tangible common equity (non-GAAP)	$3,119,285	$2,839,354
Ending common shares outstanding	360,359,857	350,911,030
Tangible book value per common share (non-GAAP)	$8.66	$8.09
(1) Excludes loan servicing rights.

TABLE 28
Tangible equity to tangible assets

	March 31, 2023	March 31, 2022
(dollars in thousands)
Total stockholders' equity	$5,787,383	$5,438,595
Less: Intangible assets (1)	(2,561,216)	(2,492,359)
Tangible equity (non-GAAP)	$3,226,167	$2,946,236
Total assets	$44,145,664	$42,021,887
Less: Intangible assets (1)	(2,561,216)	(2,492,359)
Tangible assets (non-GAAP)	$41,584,448	$39,529,528
Tangible equity / tangible assets (non-GAAP)	7.76%	7.45%
(1) Excludes loan servicing rights.
TABLE 29
Tangible common equity / tangible assets

	March 31, 2023	March 31, 2022
(dollars in thousands)
Total stockholders' equity	$5,787,383	$5,438,595
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,561,216)	(2,492,359)
Tangible common equity (non-GAAP)	$3,119,285	$2,839,354
Total assets	$44,145,664	$42,021,887
Less: Intangible assets (1)	(2,561,216)	(2,492,359)
Tangible assets (non-GAAP)	$41,584,448	$39,529,528
Tangible common equity / tangible assets (non-GAAP)	7.50%	7.18%
(1) Excludes loan servicing rights.

Key Performance Indicators

TABLE 30
Efficiency ratio

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Non-interest expense	$219,917	$227,426
Less: Amortization of intangibles	(5,119)	(3,227)
Less: OREO expense	(557)	(315)
Less: Merger-related expense	(2,052)	(28,629)
Less: Branch consolidation costs	—	(4,178)
Adjusted non-interest expense	$212,189	$191,077
Net interest income	$336,654	$234,076
Taxable equivalent adjustment	3,274	2,598
Non-interest income	79,389	78,322
Less: Net securities (gains) losses	17	—
Adjusted net interest income (FTE) + non-interest income	$419,334	$314,996
Efficiency ratio (FTE) (non-GAAP)	50.60%	60.66%
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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2023, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 12, "Commitments, Credit Risk and Contingencies" of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.
ITEM 1A.    RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2022 Annual Report on Form 10-K.
The risk factors below relate to the recent banking industry disruption, and are in addition to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.
Recent volatility in the banking sector, triggered by the failures of Silicon Valley Bank and Signature Bank, may result in legislative initiatives, agency rulemaking activities, or changes in agency policies and priorities that could subject FNB and FNBPA to enhanced government regulation and supervision.
On March 10, 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation. Two days later, on March 12, 2023, Signature Bank (SBNY) also failed. In each case, the FDIC was appointed as receiver. The FDIC, together with the FRB and the UST, then took action under applicable emergency systemic risk authority to fully protect the depositors of each bank as the institutions were wound down. SVB and SBNY each had substantial business relationships with, and exposure to, entities within the innovation sector, including financial technology and digital asset companies, and had received an influx of deposits over the course of several years which coincided with the rapid growth of that sector. In recent periods, however, SVB and SBNY each began to experience significant deposit withdrawals. These withdrawals increased rapidly in early March, ultimately causing each institution to fail as it became apparent that available sources of liquidity would be inadequate to cover the withdrawals. Subsequently on May 1, 2023 First Republic Bank (FRC) became another large bank to fail.
The SVB and SBNY bank failures and subsequent industry volatility may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements - specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. More specifically, for instance, the federal banking agencies may modify the risk-based capital regulations to eliminate the ability of certain banks to offset portions of their AOCI when calculating regulatory capital requirements. Alternatively, the treatment of AOCI under GAAP also could be modified, the effect of which may carry through to banks’ capital management and regulatory compliance practices. The federal banking agencies may also re-evaluate applicable liquidity risk management standards, such as by reconsidering the mix of assets that are deemed to be “high-quality liquid assets” (HQLA) and/or how HQLA holdings and cash inflows and outflows are tabulated and weighted for liquidity management purposes.
Although we cannot predict which initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, any of the potential changes referenced above could, among other things, subject us to additional material costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.
We may experience increases in FDIC insurance assessments.
The losses incurred by the DIF in connection with the resolution of SVB and SBNY, which are estimated to amount to approximately $22.5 billion in the aggregate, are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies if the FDIC determines such action to be appropriate and the Secretary of the UST concurs with the FDIC’s determination. The FDIC must consider a variety of factors in determining the terms and applicability of any such special assessment, including, among others, the types of entities that benefit from the action taken by the agencies, economic conditions, and anticipated industry impacts. It is also possible that our regular deposit insurance assessment rates will increase should the FDIC alter the assessment rate schedule or calculation methodology for all larger financial institutions (including FNBPA) as a result of the recent bank failures. Although we cannot predict the specific timing and terms of any special assessment relating to the resolution of SVB and SBNY, or any other increase in our deposit insurance assessment rates, any increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Liquidity is needed to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity risk is the potential that we will be unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Our preferred sources for funding are deposits and customer repurchase agreements, which are low cost and stable sources of funding for us. We compete with commercial banks, savings banks and credit unions, as well as nondepository competitors such as mutual funds, fintechs, securities and brokerage firms and insurance companies, for deposits and customer repurchase agreements. If a significant portion of our deposits were to be withdrawn within a short period of time or if we are unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund our loan growth and liquidity objectives, we may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements or cause us to source funds from third-party providers which may be higher cost funding, impacting our net interest margin. Additionally, our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Because our available-for-sale investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. However, should we sell all or a material portion of our securities portfolio to increase liquidity in the face of depositor withdrawals in the current interest rate environment, we would be required to realize significant losses that would, in turn, reduce our regulatory capital position.
We are subject to supervision and examination by U.S. government authorities which could result in investigations, enforcement actions, fines, and other adverse effects.
The federal banking agencies, including the OCC, the CFPB, as well as the DOJ, have in recent years adopted a more aggressive enforcement posture in line with general enforcement priorities - specifically with respect to consumer protection issues and anti-discrimination lending laws. These government agencies have expressed a heightened interest in fair lending and loan servicing, mortgage loan origination and mortgage loan servicing, bank and financial institution sales practices, management of consumer accounts and the charging of overdraft and various other fees, fair credit reporting, predatory lending, debt collection, and meaningful disclosure of credit and savings terms, among others, and perform periodic reviews, examinations, and investigations in these areas. An adverse finding or outcome of any such review, examination, or investigation that involves an assertion of regulatory noncompliance or a violation of law could result in possible fines, penalties, restitution, or other forms of remediation that could have a material adverse effect on our business, financial condition, results of operations, or reputation.
In addition, the recent failures of SVB, SBNY, and FRC have further increased the regulatory focus and scrutiny of financial institutions. Congress and the federal banking agencies have begun to evaluate the events leading to the failures of SVB, SBNY and FRC to ascertain possible explanations for these developments. Preliminarily, legislators and the leadership of the federal banking agencies have posited varying theories, including, for example, inadequate prudential regulation of regional banking organizations (generally, institutions with less than $250 billion in total assets), insufficient supervision of such organizations, and a failure by the institutions themselves to properly manage risks—specifically including interest rate and liquidity risks in consideration of each institution’s business model, exposure to the innovation sector, and substantial uninsured deposit liabilities.
Further evaluation of recent developments may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector. Although we cannot predict with certainty which initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, any potential changes could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding FNB's purchases of our common stock during the quarter ended March 31, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
March 1 - March 31, 2023	850,000	$13.78	850,000	$163,890,363
Total	850,000	$13.78	850,000
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

F.N.B. Corporation

Dated:	May 5, 2023	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 5, 2023	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 5, 2023	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)