Form 10-Q
period 2023-06-30
FNB CORP/PA/
filed 2023-08-04
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2023
Common Stock, $0.01 Par Value	358,820,568	Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2023

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FTE	Fully taxable equivalent
AFS	Available for sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset/Liability Committee	Howard	Howard Bancorp, Inc.
AOCI	Accumulated other comprehensive income	HTM	Held to maturity
ASC	Accounting Standards Codification	LGD	Loss given default
ASU	Accounting Standards Update	LIBOR	London Inter-bank Offered Rate
AULC	Allowance for unfunded loan commitments	LIHTC	Low-income housing tax credit
BTFP	Bank Term Funding Program	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CECL	Current expected credit losses	MSRs	Mortgage servicing rights
CET1	Common equity tier 1	OCC	Office of the Comptroller of the Currency
CFPB	Consumer Financial Protection Bureau	OREO	Other real estate owned
DIF	Deposit Insurance Fund	PCD	Purchased credit deteriorated
DOJ	U.S. Department of Justice	R&S	Reasonable and Supportable
EVE	Economic value of equity	SBA	Small Business Administration
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TDR	Troubled debt restructuring
FICO	Fair Isaac Corporation	TPS	Trust preferred securities
FNB	F.N.B. Corporation	Union	UB Bancorp
FNBPA	First National Bank of Pennsylvania	U.S.	United States of America
FOMC	Federal Open Market Committee	UST	U.S. Department of the Treasury
FRB	Board of Governors of the Federal Reserve System	VIE	Variable interest entity

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$449	$443
Interest-bearing deposits with banks	1,255	1,231
Cash and Cash Equivalents	1,704	1,674
Debt securities available for sale (amortized cost of $3,519 and $3,622; allowance for credit losses of $0 and $0)	3,177	3,275
Debt securities held to maturity (fair value of $3,587 and $3,687; allowance for credit losses of $0 and $0)	3,988	4,087
Loans held for sale (includes $82 and $91 measured at fair value) (1)	94	124
Loans and leases, net of unearned income of $86 and $69 (includes $34 and $12 measured at fair value) (1)	31,354	30,255
Allowance for credit losses on loans and leases	(413)	(402)
Net Loans and Leases	30,941	29,853
Premises and equipment, net	465	432
Goodwill	2,477	2,477
Core deposit and other intangible assets, net	79	89
Bank owned life insurance	657	653
Other assets	1,196	1,061
Total Assets	$44,778	$43,725
Liabilities
Deposits:
Non-interest-bearing demand	$10,914	$11,916
Interest-bearing demand	13,818	15,100
Savings	3,758	4,142
Certificates and other time deposits	5,335	3,612
Total Deposits	33,825	34,770
Short-term borrowings	2,391	1,372
Long-term borrowings	1,981	1,093
Other liabilities	763	837
Total Liabilities	38,960	38,072
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 374,935,404 and 374,907,245 shares	4	4
Additional paid-in capital	4,686	4,696
Retained earnings	1,564	1,370
Accumulated other comprehensive loss	(355)	(357)
Treasury stock – 16,114,836 and 14,437,135 shares at cost	(188)	(167)
Total Stockholders’ Equity	5,818	5,653
Total Liabilities and Stockholders’ Equity	$44,778	$43,725
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest Income
Loans and leases, including fees	$429	$242	$823	$463
Securities:
Taxable	35	27	71	51
Tax-exempt	7	6	14	13
Other	13	5	20	7
Total Interest Income	484	280	928	534
Interest Expense
Deposits	112	15	196	23
Short-term borrowings	22	5	32	11
Long-term borrowings	21	6	34	12
Total Interest Expense	155	26	262	46
Net Interest Income	329	254	666	488
Provision for credit losses	19	6	33	24
Net Interest Income After Provision for Credit Losses	310	248	633	464
Non-Interest Income
Service charges	34	35	66	66
Trust services	10	10	21	20
Insurance commissions and fees	6	6	14	14
Securities commissions and fees	7	6	14	12
Capital markets income	6	8	13	15
Mortgage banking operations	5	6	10	13
Dividends on non-marketable equity securities	6	3	10	5
Bank owned life insurance	3	4	6	7
Other	4	4	6	8
Total Non-Interest Income	81	82	160	160
Non-Interest Expense
Salaries and employee benefits	114	104	234	216
Net occupancy	17	16	34	34
Equipment	21	18	43	36
Amortization of intangibles	5	4	10	7
Outside services	20	17	40	34
Marketing	4	5	8	8
FDIC insurance	8	5	15	10
Bank shares and franchise taxes	4	4	8	8
Merger-related	—	2	2	31
Other	19	18	38	36
Total Non-Interest Expense	212	193	432	420
Income Before Income Taxes	179	137	361	204
Income taxes	37	28	72	42
Net Income	142	109	289	162
Preferred stock dividends	2	2	4	4
Net Income Available to Common Stockholders	$140	$107	$285	$158
Earnings per Common Share
Basic	$0.39	$0.30	$0.79	$0.45
Diluted	0.39	0.30	0.78	0.45
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$142	$109	$289	$162
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(9), $(15), $1 and $(51)	(31)	(50)	4	(178)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(4), $(1), $(3) and $(5)	(14)	(2)	(10)	(17)
Reclassification adjustment for gains included in net income, net of tax expense of $1, $1, $2 and $1	4	2	7	4
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $—, $—, $— and $—	1	—	1	1
Other Comprehensive Income (Loss)	(40)	(50)	2	(190)
Comprehensive Income (Loss)	$102	$59	$291	$(28)
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended June 30, 2022
Balance at beginning of period	$107	$4	$4,560	$1,118	$(202)	$(148)	$5,439
Comprehensive income (loss)				109	(50)		59
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	—	—		(6)	(6)
Repurchase of common stock						(13)	(13)
Restricted stock compensation			2				2
Balance at end of period	$107	$4	$4,562	$1,182	$(252)	$(167)	$5,436
Three Months Ended June 30, 2023
Balance at beginning of period	$107	$4	$4,693	$1,471	$(315)	$(172)	$5,788
Comprehensive income (loss)				142	(40)		102
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	(9)	(4)		9	(4)
Repurchase of common stock						(25)	(25)
Restricted stock compensation			2				2
Balance at end of period	$107	$4	$4,686	$1,564	$(355)	$(188)	$5,818

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2022
Balance at beginning of period	$107	$3	$4,109	$1,110	$(62)	$(117)	$5,150
Comprehensive income (loss)				162	(190)		(28)
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(86)			(86)
Issuance of common stock		—	1			(7)	(6)
Issuance of common stock - acquisitions		1	442				443
Repurchase of common stock						(43)	(43)
Restricted stock compensation			10				10
Balance at end of period	$107	$4	$4,562	$1,182	$(252)	$(167)	$5,436
Six Months Ended June 30, 2023
Balance at beginning of period	$107	$4	$4,696	$1,370	$(357)	$(167)	$5,653
Comprehensive income				289	2		291
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(87)			(87)
Issuance of common stock		—	(22)	(4)		16	(10)
Repurchase of common stock						(37)	(37)
Restricted stock compensation			12				12
Balance at end of period	$107	$4	$4,686	$1,564	$(355)	$(188)	$5,818
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income	$289	$162
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	42	35
Provision for credit losses	33	24
Deferred tax expense (benefit)	(3)	8
Loans originated for sale	(458)	(613)
Loans sold	459	774
Net (gain) loss on sale of loans	3	(30)
Net change in:
Interest receivable	(11)	(4)
Interest payable	24	1
Bank owned life insurance, excluding purchases	(5)	(1)
Other, net	(224)	336
Net cash flows (used in) provided by operating activities	149	692
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,092)	(1,275)
Debt securities available for sale:
Purchases	(135)	(773)
Sales	—	287
Maturities/payments	234	430
Debt securities held to maturity:
Purchases	(75)	(636)
Maturities/payments	175	354
Increase in premises and equipment	(60)	(50)
Net cash received in business acquisition	—	75
Net cash flows (used in) provided by investing activities	(953)	(1,588)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	(2,668)	(40)
Time deposits	1,721	(36)
Short-term borrowings	1,019	(160)
Proceeds from issuance of long-term borrowings	1,220	11
Repayment of long-term borrowings	(332)	(214)
Repurchases of common stock	(37)	(43)
Cash dividends paid:
Preferred stock	(4)	(4)
Common stock	(87)	(86)
Other, net	2	4
Net cash flows provided by (used in) financing activities	834	(568)
Net Increase (Decrease) in Cash and Cash Equivalents	30	(1,464)
Cash and cash equivalents at beginning of period	1,674	3,493
Cash and Cash Equivalents at End of Period	$1,704	$2,029
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2023
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of June 30, 2023, we had 346 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Events occurring subsequent to June 30, 2023 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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
NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the FASB that we recently adopted or will be adopting in the future.
TABLE 2.1

Standard	Description	Financial Statements Impact
Tax Equity Investments
ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	This Update expands the use of the proportional amortization method of accounting, previously only allowable for LIHTC investments, to equity investments in other tax credit structures that meet certain criteria.

The Update also removed the specialized guidance for LIHTC investments that are not accounted for using the proportional amortization method or equity method and require that those investments are accounted for using Topic 321 regarding equity investments.	This Update is to be applied using either a modified retrospective or a retrospective method and will be effective as of January 1, 2024. Early adoption of this Update is permitted.

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

We adopted this Update on January 1, 2023, on a prospective basis for all amendments. Adoption of this Update did not have a material impact on our consolidated financial statements.

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
We continue to analyze the valuations assigned to the acquired assets and assumed liabilities. Due to the complexity in valuing the loans and the significant amount of data inputs required, the valuation of the loans is not yet final. We are also assessing the valuation on deferred taxes. The valuation on acquired securities, premises, core deposit intangibles and debt have been completed.
Goodwill related to the Union acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Union acquisition of $2.2 million for the first six months of 2023. We recorded core deposit intangibles of $41 million which reflect the much higher cost of alternative funding given the higher interest rate environment at the time of acquisition.

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

NOTE 4.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at June 30, 2023 and December 31, 2022. Accrued interest receivable on AFS debt securities totaled $8.9 million at both June 30, 2023 and December 31, 2022, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
June 30, 2023
U.S. Treasury	$327	$—	$(21)	$306
U.S. government agencies	92	1	—	93
U.S. government-sponsored entities	275	—	(21)	254
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,235	—	(123)	1,112
Agency collateralized mortgage obligations	1,028	—	(136)	892
Commercial mortgage-backed securities	497	—	(37)	460
States of the U.S. and political subdivisions (municipals)	32	—	(3)	29
Other debt securities	33	—	(2)	31
Total debt securities AFS	$3,519	$1	$(343)	$3,177

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2022
U.S. Treasury	$278	$—	$(21)	$257
U.S. government agencies	107	1	—	108
U.S. government-sponsored entities	283	—	(21)	262
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,360	—	(128)	1,232
Agency collateralized mortgage obligations	1,110	—	(138)	972
Commercial mortgage-backed securities	430	—	(35)	395
States of the U.S. and political subdivisions (municipals)	33	—	(4)	29
Other debt securities	21	—	(1)	20
Total debt securities AFS	$3,622	$1	$(348)	$3,275
The amortized cost and fair value of HTM debt securities are presented in the table below. The ACL for the HTM portfolio was $0.32 million and $0.23 million at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on HTM debt securities totaled $14.8 million and $14.0 million at June 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.

TABLE 4.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
June 30, 2023
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	92	—	—	92
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,096	—	(121)	975
Agency collateralized mortgage obligations	885	—	(121)	764
Commercial mortgage-backed securities	868	—	(56)	812
States of the U.S. and political subdivisions (municipals)	1,030	1	(102)	929
Other debt securities	16	—	(2)	14
Total debt securities HTM	$3,988	$1	$(402)	$3,587

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2022
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	52	—	—	52
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,178	—	(125)	1,053
Agency collateralized mortgage obligations	953	—	(120)	833
Commercial mortgage-backed securities	866	2	(50)	818
States of the U.S. and political subdivisions (municipals)	1,025	1	(107)	919
Other debt securities	12	—	(1)	11
Total debt securities HTM	$4,087	$3	$(403)	$3,687

There were no significant gross gains or gross losses realized on securities during the six months ended June 30, 2023 or 2022. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 84.6% of these securities backed or sponsored by the U.S. government as of June 30, 2023.

As of June 30, 2023, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$54	$54	$3	$3
Due after one year but within five years	602	559	130	128
Due after five years but within ten years	66	63	234	218
Due after ten years	37	37	772	687
	759	713	1,139	1,036
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,235	1,112	1,096	975
Agency collateralized mortgage obligations	1,028	892	885	764
Commercial mortgage-backed securities	497	460	868	812
Total debt securities	$3,519	$3,177	$3,988	$3,587
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

(dollars in millions)	June 30, 2023	December 31, 2022
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,831	$6,403
As collateral for short-term borrowings	281	348
Securities pledged as a percent of total securities	85.3%	91.7%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
June 30, 2023
U.S. Treasury	1	$24	$(1)	5	$233	$(20)	6	$257	$(21)
U.S. government agencies	6	34	—	8	9	—	14	43	—
U.S. government-sponsored entities	1	22	(1)	10	232	(20)	11	254	(21)
Residential mortgage-backed securities:
Agency mortgage-backed securities	14	108	(5)	109	1,004	(118)	123	1,112	(123)
Agency collateralized mortgage obligations	1	20	(1)	70	872	(135)	71	892	(136)
Commercial mortgage-backed securities	6	197	(5)	17	263	(32)	23	460	(37)
States of the U.S. and political subdivisions (municipals)	1	1	—	13	28	(3)	14	29	(3)
Other debt securities	3	12	(1)	6	12	(1)	9	24	(2)
Total	33	$418	$(14)	238	$2,653	$(329)	271	$3,071	$(343)
	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2022
U.S. Treasury	3	$120	$(7)	3	$137	$(14)	6	$257	$(21)
U.S. government agencies	6	46	—	8	4	—	14	50	—
U.S. government-sponsored entities	9	150	(8)	4	112	(13)	13	262	(21)
Residential mortgage-backed securities:
Agency mortgage-backed securities	104	773	(58)	13	455	(70)	117	1,228	(128)
Agency collateralized mortgage obligations	49	455	(42)	23	517	(96)	72	972	(138)
Commercial mortgage-backed securities	16	302	(21)	5	94	(14)	21	396	(35)
States of the U.S. and political subdivisions (municipals)	4	7	(1)	10	22	(3)	14	29	(4)
Other debt securities	7	15	(1)	1	2	—	8	17	(1)
Total	198	$1,868	$(138)	67	$1,343	$(210)	265	$3,211	$(348)
We evaluated the AFS debt securities that were in an unrealized loss position at June 30, 2023. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.
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
Our municipal bond portfolio, with a carrying amount of $1.1 billion as of June 30, 2023 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
Our corporate bond portfolio, with a carrying amount of $46.7 million as of June 30, 2023 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $2.7 million.
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
For the year-to-date periods ending June 30, 2023 and 2022, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.32 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.26 million relating to other debt securities, as of June 30, 2023, and $0.07 million relating to the municipal bond portfolio and $0.16 million relating to other debt securities as of December 31, 2022. The AFS securities portfolios did not have an ACL at June 30, 2023 or December 31, 2022 and there were no securities that were past due or on non-accrual at either date.

NOTE 5.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $106.9 million at June 30, 2023 and $99.3 million at December 31, 2022, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

(in millions)	June 30, 2023	December 31, 2022
Commercial real estate	$11,689	$11,526
Commercial and industrial	7,248	7,131
Commercial leases	618	519
Other	121	114
Total commercial loans and leases	19,676	19,290
Direct installment	2,747	2,784
Residential mortgages	6,089	5,297
Indirect installment	1,539	1,553
Consumer lines of credit	1,303	1,331
Total consumer loans	11,678	10,965
Total loans and leases, net of unearned income	$31,354	$30,255
The remaining accretable discount included in the amortized cost of acquired loans was $50.7 million and $58.6 million at June 30, 2023 and December 31, 2022, respectively, which includes $10.1 million and $30.9 million established for Howard and Union, respectively, at the time of acquisition.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

(dollars in millions)	June 30, 2023	December 31, 2022
Commercial real estate:
Percent owner-occupied	29.8%	30.2%
Percent non-owner-occupied	70.2	69.8
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 5.4

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$610	$1,985	$2,362	$1,567	$1,222	$2,892	$239	$10,877
Special Mention	3	44	22	96	65	255	16	501
Substandard	—	13	14	20	60	187	17	311
Total commercial real estate	613	2,042	2,398	1,683	1,347	3,334	272	11,689
Commercial real estate current period gross charge-offs	—	0.1	0.1	—	—	8.1	—	8.3
Commercial and Industrial:
Risk Rating:
Pass	679	1,511	1,057	716	454	632	1,646	6,695
Special Mention	16	16	55	8	24	106	74	299
Substandard	4	11	39	8	15	50	127	254
Total commercial and industrial	699	1,538	1,151	732	493	788	1,847	7,248
Commercial and industrial current period gross charge-offs	0.1	0.2	0.1	0.5	1.3	9.1	—	11.3
Commercial Leases:
Risk Rating:
Pass	192	139	107	60	44	50	—	592
Special Mention	6	2	1	—	1	—	—	10
Substandard	1	1	4	7	2	1	—	16
Total commercial leases	199	142	112	67	47	51	—	618
Commercial leases current period gross charge-offs	—	—	—	—	—	—	—	—
Other Commercial:
Risk Rating:
Pass	60	—	—	—	—	9	52	121
Total other commercial	60	—	—	—	—	9	52	121
Other commercial current period gross charge-offs	—	—	—	—	—	2.4	—	2.4
Total commercial loans and leases	1,571	3,722	3,661	2,482	1,887	4,182	2,171	19,676

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	159	756	836	422	150	411	—	2,734
Past due	—	1	1	1	1	9	—	13
Total direct installment	159	757	837	423	151	420	—	2,747
Direct installment current period gross charge-offs	—	0.1	0.1	—	—	0.2	—	0.4
Residential Mortgages:
Current	770	1,641	1,565	831	361	878	—	6,046
Past due	—	2	3	2	—	36	—	43
Total residential mortgages	770	1,643	1,568	833	361	914	—	6,089
Residential mortgages current period gross charge-offs	—	—	—	—	—	0.6	—	0.6
Indirect Installment:
Current	268	690	296	131	62	75	—	1,522
Past due	—	6	7	2	1	1	—	17
Total indirect installment	268	696	303	133	63	76	—	1,539
Indirect installment current period gross charge-offs	0.1	1.9	2.1	0.3	0.2	0.2	—	4.8
Consumer Lines of Credit:
Current	23	68	17	2	3	124	1,050	1,287
Past due	—	—	—	—	—	14	2	16
Total consumer lines of credit	23	68	17	2	3	138	1,052	1,303
Consumer lines of credit current period gross charge-offs	—	—	0.1	—	—	0.5	—	0.6
Total consumer loans	1,220	3,164	2,725	1,391	578	1,548	1,052	11,678
Total loans and leases	$2,791	$6,886	$6,386	$3,873	$2,465	$5,730	$3,223	$31,354
Total charge-offs	$0.2	$2.3	$2.5	$0.8	$1.5	$21.1	$—	$28.4

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 5.5

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
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
Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 5.6

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
June 30, 2023
Commercial real estate	$10	$—	$42	$52	$11,637	$11,689	$19
Commercial and industrial	16	—	74	90	7,158	7,248	11
Commercial leases	1	—	1	2	616	618	—
Other	1	—	—	1	120	121	—
Total commercial loans and leases	28	—	117	145	19,531	19,676	30
Direct installment	6	1	6	13	2,734	2,747	—
Residential mortgages	27	4	12	43	6,046	6,089	—
Indirect installment	14	1	2	17	1,522	1,539	—
Consumer lines of credit	8	2	6	16	1,287	1,303	—
Total consumer loans	55	8	26	89	11,589	11,678	—
Total loans and leases	$83	$8	$143	$234	$31,120	$31,354	$30

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2022
Commercial real estate	$13	$—	$39	$52	$11,474	$11,526	$15
Commercial and industrial	9	1	44	54	7,077	7,131	11
Commercial leases	3	—	1	4	515	519	—
Other	1	—	—	1	113	114	—
Total commercial loans and leases	26	1	84	111	19,179	19,290	26
Direct installment	7	1	7	15	2,769	2,784	—
Residential mortgages	28	6	14	48	5,249	5,297	—
Indirect installment	20	1	1	22	1,531	1,553	—
Consumer lines of credit	10	3	7	20	1,311	1,331	—
Total consumer loans	65	11	29	105	10,860	10,965	—
Total loans and leases	$91	$12	$113	$216	$30,039	$30,255	$26

Following is a summary of non-performing assets:
TABLE 5.7

(dollars in millions)	June 30, 2023	December 31, 2022
Non-accrual loans	$143	$113
Total non-performing loans and leases	143	113
Other real estate owned	5	6
Total non-performing assets	$148	$119
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.45%	0.37%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.50	0.44
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.2 million at June 30, 2023 and $1.1 million at December 31, 2022. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at June 30, 2023 and December 31, 2022 totaled $12.8 million and $11.8 million, respectively.
Approximately $82.0 million of commercial loans are collateral dependent at June 30, 2023. Repayment is expected to be substantially through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.08 million at June 30, 2023, and is excluded from the amortized cost of loan modifications in the tables below.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 5.8

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended June 30, 2023
Term Extension
Commercial real estate	$11.2	0.10%	The modified loans had an average increase in term of 22 months, extending the maturity date.
Direct installment	0.3	0.01	The repayment on the loans modified were extended, lowering the monthly repayment.
Residential mortgages	1.5	0.02	The modified loans had an average increase in term of 138 months, extending the maturity date.
Total	13.0
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	The term was extended, with a weighted average yield reduction of 487 bps.
Direct installment	0.2	0.01	The modified loans had an average increase in term of 445 months, extending the maturity date.
Residential mortgages	0.4	0.01	The modified loans had an average increase in term of 151 months, extending the maturity date.
Consumer lines of credit	0.6	0.05	The term was extended, with a weighted average yield reduction of 326 bps.
Total	1.3
Other
Consumer lines of credit	0.2	0.02	Multiple modifications were made with no material financial effect.
Total	0.2
Total Outstanding Modified	$14.5

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Six Months Ended June 30, 2023
Term Extension
Commercial real estate	$11.5	0.10%	The modified loans had an average increase in term of 22 months, extending the maturity date.
Commercial and industrial	2.3	0.03	The modified loans had an average increase in term of 12 months, extending the maturity date.
Direct installment	0.4	0.01	The repayment on the loans modified were extended, lowering the monthly repayment.
Residential mortgages	1.6	0.03	The modified loans had an average increase in term of 141 months, extending the maturity date.
Consumer lines of credit	0.2	0.02	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	16.0
Term Extension and Rate Reduction
Commercial and industrial	0.2	—	The term was extended, with a weighted average yield reduction of 487 bps.
Direct installment	0.3	0.01	The modified loans had an average increase in term of 363 months, extending the maturity date.
Residential mortgages	0.7	0.01	The term was extended, with a weighted average yield reduction of 278 bps.
Consumer lines of credit	0.6	0.05	The term was extended, with a weighted average yield reduction of 326 bps.
Total	1.8
Other
Commercial real estate	0.3	—	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.02	Multiple modifications were made with no material financial effect.
Total	0.6
Total Outstanding Modified	$18.4
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first six months of 2023.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There was $1.5 million and no specific reserve for commercial loans modified at June 30, 2023 and December 31, 2022, respectively, and pooled reserves for individual loans of $1.3 million and $1.1 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.8 million at both June 30, 2023 and December 31, 2022. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 5.9

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended June 30, 2023
Commercial real estate	$0.4	$—	$0.1	$0.5
Commercial and industrial	—	0.1	—	0.1
Total commercial loans and leases	0.4	0.1	0.1	0.6
Total	$0.4	$0.1	$0.1	$0.6

Six Months Ended June 30, 2023
Commercial real estate	$0.4	$—	$0.7	$1.1
Commercial and industrial	1.5	0.2	—	1.7
Total commercial loans and leases	1.9	0.2	0.7	2.8
Residential mortgages	—	0.3	—	0.3
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.1	0.3	—	0.4
Total	$2.0	$0.5	$0.7	$3.2
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 5.10

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2023
Commercial real estate	$11.9	$—	$—
Commercial and industrial	1.7	0.8	—
Total commercial loans and leases	13.6	0.8	—
Direct installment	0.6	0.1	—
Residential mortgages	1.8	0.5	—
Consumer lines of credit	1.0	—	—
Total consumer loans	3.4	0.6	—
Total	$17.0	$1.4	$—

Prior to the adoption of ASU 2022-02, below are the tables relating to the TDR disclosures as of June 30, 2022.
Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated.
TABLE 5.11

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	7	$3	$3	9	$3	$4
Commercial and industrial	6	1	—	6	1	1
Total commercial loans	13	4	3	15	4	5
Direct installment	13	1	1	26	1	1
Residential mortgages	15	3	3	20	3	3
Consumer lines of credit	5	—	1	8	1	1
Total consumer loans	33	4	5	54	5	5
Total	46	$8	$8	69	$9	$10
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
Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2023
Commercial real estate	$159.2	$(1.8)	$1.3	$(0.5)	$(4.5)	$154.2
Commercial and industrial	101.7	(5.5)	0.7	(4.8)	17.4	114.3
Commercial leases	14.8	—	—	—	0.4	15.2
Other	4.0	(1.6)	0.2	(1.4)	1.2	3.8
Total commercial loans and leases	279.7	(8.9)	2.2	(6.7)	14.5	287.5
Direct installment	36.2	(0.1)	0.1	—	(0.6)	35.6
Residential mortgages	60.4	(0.2)	—	(0.2)	3.2	63.4
Indirect installment	16.6	(2.2)	0.5	(1.7)	1.7	16.6
Consumer lines of credit	10.5	(0.3)	0.2	(0.1)	(0.8)	9.6
Total consumer loans	123.7	(2.8)	0.8	(2.0)	3.5	125.2
Total allowance for credit losses on loans and leases	403.4	(11.7)	3.0	(8.7)	18.0	412.7
Allowance for unfunded loan commitments	20.5	—	—	—	0.5	21.0
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.9	$(11.7)	$3.0	$(8.7)	$18.5	$433.7

Six Months Ended June 30, 2023
Commercial real estate	$162.1	$(8.3)	$2.3	$(6.0)	$(1.9)	$154.2
Commercial and industrial	102.1	(11.3)	1.6	(9.7)	21.9	114.3
Commercial leases	13.5	—	—	—	1.7	15.2
Other	4.0	(2.4)	0.5	(1.9)	1.7	3.8
Total commercial loans and leases	281.7	(22.0)	4.4	(17.6)	23.4	287.5
Direct installment	35.9	(0.4)	0.3	(0.1)	(0.2)	35.6
Residential mortgages	55.5	(0.6)	0.2	(0.4)	8.3	63.4
Indirect installment	17.3	(4.8)	1.1	(3.7)	3.0	16.6
Consumer lines of credit	11.3	(0.6)	0.5	(0.1)	(1.6)	9.6
Total consumer loans	120.0	(6.4)	2.1	(4.3)	9.5	125.2
Total allowance for credit losses on loans and leases	401.7	(28.4)	6.5	(21.9)	32.9	412.7
Allowance for unfunded loan commitments	21.4	—	—	—	(0.4)	21.0
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(28.4)	$6.5	$(21.9)	$32.5	$433.7

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2022
Commercial real estate	$165.7	$(0.6)	$0.7	$0.1	$(7.9)	$157.9
Commercial and industrial	91.7	(1.1)	2.7	1.6	1.0	94.3
Commercial leases	13.8	—	—	—	(0.1)	13.7
Other	3.8	(0.7)	0.3	(0.4)	0.8	4.2
Total commercial loans and leases	275.0	(2.4)	3.7	1.3	(6.2)	270.1
Direct installment	31.2	(0.2)	0.2	—	3.0	34.2
Residential mortgages	39.7	(0.2)	0.1	(0.1)	7.6	47.2
Indirect installment	14.2	(1.2)	0.4	(0.8)	2.6	16.0
Consumer lines of credit	10.5	(0.2)	0.2	—	—	10.5
Total consumer loans	95.6	(1.8)	0.9	(0.9)	13.2	107.9
Total allowance for credit losses on loans and leases	370.6	(4.2)	4.6	0.4	7.0	378.0
Allowance for unfunded loan commitments	18.8	—	—	—	(0.6)	18.2
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$389.4	$(4.2)	$4.6	$0.4	$6.4	$396.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Period
Six Months Ended June 30, 2022
Commercial real estate	$156.5	$(1.6)	$2.1	$0.5	$(3.5)	$4.4	$157.9
Commercial and industrial	87.4	(4.3)	4.0	(0.3)	3.8	3.4	94.3
Commercial leases	14.7	(0.1)	—	(0.1)	(0.9)	—	13.7
Other	2.6	(1.4)	0.5	(0.9)	2.5	—	4.2
Total commercial loans and leases	261.2	(7.4)	6.6	(0.8)	1.9	7.8	270.1
Direct installment	26.4	(0.2)	0.4	0.2	7.1	0.5	34.2
Residential mortgages	33.1	(0.3)	0.3	—	12.8	1.3	47.2
Indirect installment	13.5	(2.2)	1.1	(1.1)	3.6	—	16.0
Consumer lines of credit	10.1	(0.4)	0.6	0.2	(0.2)	0.4	10.5
Total consumer loans	83.1	(3.1)	2.4	(0.7)	23.3	2.2	107.9
Total allowance for credit losses on loans and leases	344.3	(10.5)	9.0	(1.5)	25.2	10.0	378.0
Allowance for unfunded loan commitments	19.1	—	—	—	(0.9)	—	18.2
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(10.5)	$9.0	$(1.5)	$24.3	$10.0	$396.2

Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in millions)
Balance at beginning of period	$20.5	$18.8	$21.4	$19.1
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.5	(0.6)	(0.4)	(0.9)
Balance at end of period	$21.0	$18.2	$21.0	$18.2
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
At June 30, 2023 and December 31, 2022, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2023, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which declines 5.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 8.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 33.2% in 2023 and 21.0% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2022 included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.
The ACL on loans and leases of $412.7 million at June 30, 2023 increased $11.0 million, or 2.7%, from December 31, 2022. Our ending ACL coverage ratio at June 30, 2023 was 1.32%, compared to 1.33% at December 31, 2022. Total provision for credit losses for the three months ended June 30, 2023 was $18.5 million compared to $6.4 million for the same period of 2022. Provision expense was primarily due to loan growth and a $13 million specific reserve established for a single $32 million commercial and industrial loan downgraded to non-performing status during the quarter. The second quarter of 2023 reflected net charge-offs of $8.7 million, or 0.11% annualized of average total loans, compared to net recoveries of $0.4 million, or 0.01% annualized, in the second quarter of 2022. Total provision for credit losses for the six months ended June 30, 2023 was $32.6 million compared to $24.4 million that included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition for the same period of 2022. Net charge-offs were $21.9 million, or 0.14% annualized of average total loans, during the six months ended June 30, 2023, compared to $1.5 million, or 0.01% annualized, for the same period of 2022.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

(in millions)	June 30, 2023	December 31, 2022
Mortgage loans sold with servicing retained	$5,435	$5,242

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Mortgage loans sold with servicing retained	$261	$315	$459	$666
Pre-tax net gains (losses) resulting from above loan sales (1)	1	(7)	1	(7)
Mortgage servicing fees (1)	4	3	7	6
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 7.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$54.3	$48.5	$52.8	$44.4
Additions	2.7	4.0	5.2	8.1
Payoffs and curtailments	—	(1.4)	(0.3)	(3.0)
Impairment (charge) / recovery	—	0.2	—	2.5
Amortization	(1.3)	(0.6)	(2.0)	(1.3)
Balance at end of period	$55.7	$50.7	$55.7	$50.7
Fair value, beginning of period	$67.8	$58.2	$68.6	$46.0
Fair value, end of period	72.1	64.1	72.1	64.1
We had no valuation allowance for MSRs as of June 30, 2023 or December 31, 2022.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

(dollars in millions)	June 30, 2023	December 31, 2022
Weighted average life (months)	95	96
Constant prepayment rate (annualized)	7.4%	7.3%
Discount rate	10.0%	10.0%
Effect on fair value due to change in interest rates:
+2.00%	$10	$9
+1.00%	5	4
+0.50%	3	2
+0.25%	1	1
-0.25%	(2)	(1)
-0.50%	(3)	(3)
-1.00%	(7)	(6)
-2.00%	(19)	(15)
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

NOTE 8.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of June 30, 2023, we had operating lease right-of-use assets and operating lease liabilities of $134.7 million and $144.7 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $28.7 million and $29.5 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2023, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $76.4 million in right-of-use assets and $97.8 million in other liabilities. These operating leases are currently expected to commence throughout the remainder of 2023 with lease terms of up to 21 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Operating lease cost	$8	$8	$16	$16
Variable lease cost	1	1	2	2
Finance lease cost	1	—	2	—
Total lease cost	$10	$9	$20	$18
Other information related to leases is as follows:
TABLE 8.2

	Six Months Ended June 30,
(dollars in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1
Finance leases	$—	$6
Weighted average remaining lease term (years):
Operating leases	9.11	9.60
Finance leases	19.97	22.06
Weighted average discount rate:
Operating leases	2.7%	2.4%
Finance leases	3.1%	2.5%
Maturities of lease liabilities were as follows:
TABLE 8.3

(in millions)	Operating Leases	Finance Leases	Total Leases
June 30, 2023
2023	$14	$1	$15
2024	26	1	27
2025	20	2	22
2026	17	2	19
2027	14	2	16
Later years	74	32	106
Total lease payments	165	40	205
Less: imputed interest	(20)	(10)	(30)
Present value of lease liabilities	$145	$30	$175

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
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary, at June 30, 2023 and December 31, 2022.
TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2023
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	117	34	117
Other investments	36	4	36
Total	$154	$110	$153
December 31, 2022
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	123	37	123
Other investments	33	9	33
Total	$157	$118	$156
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
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.2

(in millions)	June 30, 2023	December 31, 2022
LIHTC investments included in other assets	$83	$86
Unfunded LIHTC commitments	34	37
The following table summarizes the impact of these LIHTC investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 9.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$4	$3	$8	$7
Low-income housing tax credits	(4)	(4)	(8)	(8)
Other tax benefits related to tax credit investments	—	—	(1)	(1)
Total impact on provision for income taxes	$—	$(1)	$(1)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIE’s include investments in Small Business Investment Companies, Historic Tax Credit investments, New Market Tax Credit investments and other equity method investments.
NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	June 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$252	$317
Federal Home Loan Bank advances	2,000	930
Federal funds purchased	25	—
Subordinated notes	114	125
Total short-term borrowings	$2,391	$1,372
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, 37.5% had overnight maturities as of June 30, 2023. We did not have any short-term FHLB advances with overnight maturities as of December 31, 2022. At June 30, 2023, $700.0 million, or 35.0%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $930.0 million, or 100.0%, as of December 31, 2022.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	June 30, 2023	December 31, 2022
Federal Home Loan Bank advances	$1,200	$—
Senior notes	348	648
Subordinated notes	79	70
Junior subordinated debt	72	72
Other subordinated debt	282	303
Total long-term borrowings	$1,981	$1,093
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
During 2022, we assumed $25 million of other subordinated debt and $5 million of junior subordinated debt from the Howard acquisition and $31 million of other subordinated debt from the Union acquisition. During the second quarter of 2023, we called $6 million in other subordinated debt acquired from the Union acquisition and we repurchased and retired $15.0 million in other subordinated debt assumed in a previous acquisition.
Our banking affiliate has available credit with the FHLB of $10.5 billion, of which $3.2 billion was utilized and included in short-term and long-term borrowings and $585.0 million was utilized for a letter of credit for pledging of public funds as of June 30, 2023. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2023 while the long-term borrowings are scheduled to mature periodically through 2027. Effective interest rates paid on the long-term FHLB advances held during 2023 ranged from 4.23% to 4.88% for the three months ended June 30, 2023. There were no long-term FHLB borrowings during the first six months of 2022, or as of December 31, 2022.

The following table provides information relating to our senior notes and other subordinated debt as of June 30, 2023. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$348	8/25/2025	5.150%
Total senior notes	350	347	348
Other Subordinated Debt:
4.950% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	4.950%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
7.625% Subordinated Notes due August 12, 2023 (4)	38	46	14	8/12/2023	7.625%
6.000% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (4)	25	26	25	12/6/2028	6.000%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (3) (4)	25	24	24	5/29/2030	5.000%
Total other subordinated debt	308	312	282
Total	$658	$659	$630
(1) Fixed-to-floating rate until February 14, 2024, at which time the floating rate will be the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points) plus 240 basis points.
(2) Fixed-to-floating rate until December 6, 2023, at which time the floating rate will be the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points) plus 302 basis points.
(3) Fixed-to-floating rate until May 29, 2025, at which time the floating rate will be three-month SOFR plus 464 basis points.
(4) Assumed from an acquisition and adjusted to fair value at the time of acquisition.
(5) After deducting underwriting discounts and commissions and offering costs. For the debt assumed from acquisitions, this is the fair value of the debt at the time of the acquisition.
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
The following table provides information relating to the Trusts as of June 30, 2023:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	7.20%	LIBOR + 165 bps
Yadkin Valley Statutory Trust I	25	1	22	12/15/2037	6.87%	LIBOR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	7.00%	LIBOR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	7.03%	LIBOR + 148 bps
Total	$77	$3	$72
For the TPS shown in the table above, beginning in the third quarter of 2023, LIBOR will be replaced by the three-month CME term SOFR plus a tenor spread adjustment of 26 basis points.

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	June 30, 2023			December 31, 2022
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,950	$—	$3	$2,180	$—	$1
Interest rate swaps – not designated	5,425	96	5	5,333	89	6
Total subject to master netting arrangements	7,375	96	8	7,513	89	7
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,425	5	378	5,333	6	390
Interest rate lock commitments – not designated	193	—	2	163	—	12
Forward delivery commitments – not designated	220	2	—	203	1	2
Credit risk contracts – not designated	631	—	—	506	—	—
Total not subject to master netting arrangements	6,469	7	380	6,205	7	404
Total	$13,844	$103	$388	$13,718	$96	$411
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
The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2023	2022		2023	2022
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(13)	$(22)	Interest income (expense)	$(9)	$(4)
			Other income	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Six months ended June 30,
	2023		2022
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$823	$32	$463	$11
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(21)	12	3	(7)
As of June 30, 2023, the maximum length of time over which forecasted interest cash flows are hedged is 2.8 years. In the twelve months that follow June 30, 2023, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $31.7 million ($24.6 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2023.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the six months ended June 30, 2023 and 2022, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Risk participation agreements sold with notional amounts totaling $512.6 million as of June 30, 2023 have remaining terms ranging from three months to eighteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at June 30, 2023 and $0.1 million at December 31, 2022. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at June 30, 2023 and $0.1 million and $0.1 million, respectively at December 31, 2022.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Six Months Ended June 30,
(in millions)	Consolidated Statements of Income Location	2023	2022
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	3	2
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay nothing as of June 30, 2023 and an additional $0.1 million as of December 31, 2022, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
June 30, 2023
Derivative Assets
Interest rate contracts:
Not designated	$96	$—	$95	$1
Total	$96	$—	$95	$1

Derivative Liabilities
Interest rate contracts:
Designated	$3	$—	$3	$—
Not designated	5	—	5	—
Total	$8	$—	$8	$—

December 31, 2022
Derivative Assets
Interest rate contracts:
Not designated	$89	$—	$88	$1
Total	$89	$—	$88	$1

Derivative Liabilities
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	6	—	6	—
Total	$7	$—	$7	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	June 30, 2023	December 31, 2022
Commitments to extend credit	$13,416	$13,250
Standby letters of credit	230	207
At June 30, 2023, funding of 74.5% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $21.0 million at June 30, 2023 and $21.4 million at December 31, 2022. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,354,017 and 1,219,416 restricted stock units during the six months ended June 30, 2023 and 2022, respectively, including 282,106 and 297,508 performance-based restricted stock units during those same periods, respectively. As of June 30, 2023, we had available up to 7,579,406 shares of common stock to issue under this Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Six Months Ended June 30,
	2023		2022
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,821,182	$10.30	4,680,786	$9.71
Granted	1,354,017	12.74	1,219,416	13.11
Acquired	—	—	60,300	9.41
Net adjustment due to performance	306,917	8.43	105,026	9.89
Vested	(2,303,266)	7.99	(1,648,252)	10.60
Forfeited/expired/canceled	(578,493)	8.13	(211,295)	10.90
Dividend reinvestment	74,505	12.16	93,375	11.90
Unvested units outstanding at end of period	3,674,862	12.87	4,299,356	10.32
The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Six Months Ended June 30,
	2023	2022
Stock-based compensation expense	$13	$12
Tax benefit related to stock-based compensation expense	3	3
Fair value of units vested	30	21
As of June 30, 2023, there was $15.3 million of unrecognized compensation cost related to unvested restricted stock units, including $1.3 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement.
The components of the restricted stock units as of June 30, 2023 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,511,429	1,163,433	3,674,862
Unrecognized compensation expense	$15	$1	$16
Intrinsic value	$29	$13	$42
Weighted average remaining life (in years)	2.02	1.75	1.93

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of June 30, 2023, we had 107,823 stock options outstanding and exercisable at a weighted average exercise price per share of $9.90, compared to 176,366 stock options outstanding and exercisable at a weighted average exercise price per share of $8.96 as of June 30, 2022.
The intrinsic value of outstanding and exercisable stock options at June 30, 2023 was $0.2 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2023	2022	2023	2022
Current income taxes:
Federal taxes	$36	$22	$67	$29
State taxes	3	3	5	5
Total current income taxes	39	25	72	34
Deferred income taxes:
Federal taxes	(3)	3	(1)	8
State taxes	1	—	1	—
Total deferred income taxes	(2)	3	—	8
Total income taxes	$37	$28	$72	$42
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	20.5	20.1	20.0	20.4
Income tax expense was higher for the six months ended June 30, 2023 due to higher pre-tax earnings as we had merger-related expenses from the Howard and Union acquisitions in 2022. The decrease in the effective tax rate for the six months ended June 30, 2023 compared to 2022 was primarily driven by higher deduction levels from employee stock compensation vesting.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $149.5 million and $147.7 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2023
Balance at beginning of period	$(269)	$(44)	$(44)	$(357)
Other comprehensive (loss) income before reclassifications	4	(10)	1	(5)
Amounts reclassified from AOCI	—	7	—	7
Net current period other comprehensive (loss) income	4	(3)	1	2
Balance at end of period	$(265)	$(47)	$(43)	$(355)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2023	2022	2023	2022
Net income	$142	$109	$289	$162
Less: Preferred stock dividends	2	2	4	4
Net income available to common stockholders	$140	$107	$285	$158
Basic weighted average common shares outstanding	360,124,415	351,269,791	360,489,630	347,830,430
Net effect of dilutive stock options and restricted stock	2,501,767	3,417,278	3,286,929	4,004,504
Diluted weighted average common shares outstanding	362,626,182	354,687,069	363,776,559	351,834,934
Earnings per common share:
Basic	$0.39	$0.30	$0.79	$0.45
Diluted	$0.39	$0.30	$0.78	$0.45
There were no anti-dilutive shares for either the three months ended or six months ended June 30, 2023 and 2022.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Six Months Ended June 30,
(in millions)	2023	2022
Interest paid on deposits and other borrowings	$238	$45
Income taxes paid	67	35
Transfers of loans to other real estate owned	1	1
Loans transferred to portfolio from held for sale	26	—
We did not have any restricted cash as of June 30, 2023 and 2022.
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
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2023
Interest income	$483	$—	$—	$1	$484
Interest expense	147	—	—	8	155
Net interest income	336	—	—	(7)	329
Provision for credit losses	19	—	—	—	19
Non-interest income	57	18	7	(1)	81
Non-interest expense (1)	187	13	5	2	207
Amortization of intangibles	5	—	—	—	5
Income tax expense (benefit)	39	1	1	(4)	37
Net income (loss)	143	4	1	(6)	142
Total assets	44,629	39	32	78	44,778
Total intangibles	2,521	9	26	—	2,556
At or for the Three Months Ended June 30, 2022
Interest income	$279	$—	$—	$1	$280
Interest expense	24	—	—	2	26
Net interest income	255	—	—	(1)	254
Provision for credit losses	6	—	—	—	6
Non-interest income	61	16	6	(1)	82
Non-interest expense (1)	173	10	4	2	189
Amortization of intangibles	3	—	1	—	4
Income tax expense (benefit)	28	1	1	(2)	28
Net income (loss)	106	5	—	(2)	109
Total assets	41,545	37	35	64	41,681
Total intangibles	2,453	9	27	—	2,489
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2023
Interest income	$925	$—	$—	$3	$928
Interest expense	245	—	—	17	262
Net interest income	680	—	—	(14)	666
Provision for credit losses	33	—	—	—	33
Non-interest income	112	36	14	(2)	160
Non-interest expense (1)	382	26	9	5	422
Amortization of intangibles	10	—	—	—	10
Income tax expense (benefit)	77	2	1	(8)	72
Net income (loss)	290	8	4	(13)	289
Total assets	44,629	39	32	78	44,778
Total intangibles	2,521	9	26	—	2,556
At or for the Six Months Ended June 30, 2022
Interest income	$532	$—	$—	$2	$534
Interest expense	41	—	—	5	46
Net interest income	491	—	—	(3)	488
Provision for credit losses	23	—	—	1	24
Non-interest income	117	32	13	(2)	160
Non-interest expense (1)	380	21	9	3	413
Amortization of intangibles	6	—	1	—	7
Income tax expense (benefit)	42	2	1	(3)	42
Net income (loss)	157	9	2	(6)	162
Total assets	41,545	37	35	64	41,681
Total intangibles	2,453	9	27	—	2,489
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$306	$—	$—	$306
U.S. government agencies	—	93	—	93
U.S. government-sponsored entities	—	254	—	254
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,112	—	1,112
Agency collateralized mortgage obligations	—	892	—	892
Commercial mortgage-backed securities	—	460	—	460
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	31	—	31
Total debt securities available for sale	306	2,871	—	3,177
Loans held for sale	—	82	—	82
Derivative financial instruments
Trading	—	101	—	101
Not for trading	—	2	—	2
Total derivative financial instruments	—	103	—	103
Total assets measured at fair value on a recurring basis	$306	$3,056	$—	$3,362
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$383	$—	$383
Not for trading	—	3	2	5
Total derivative financial instruments	—	386	2	388
Total liabilities measured at fair value on a recurring basis	$—	$386	$2	$388

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$257	$—	$—	$257
U.S. government agencies	—	108	—	108
U.S. government-sponsored entities	—	262	—	262
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,232	—	1,232
Agency collateralized mortgage obligations	—	972	—	972
Commercial mortgage-backed securities	—	395	—	395
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	20	—	20
Total debt securities available for sale	257	3,018	—	3,275
Loans held for sale	—	91	—	91
Derivative financial instruments
Trading	—	95	—	95
Not for trading	—	1	—	1
Total derivative financial instruments	—	96	—	96
Total assets measured at fair value on a recurring basis	$257	$3,205	$—	$3,462
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$396	$—	$396
Not for trading	—	3	12	15
Total derivative financial instruments	—	399	12	411
Total liabilities measured at fair value on a recurring basis	$—	$399	$12	$411

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Other Debt Securities	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2023
Balance at beginning of period	$—	$—	$—
Purchases, issuances, sales and settlements:
Issuances	—	1	1
Settlements	—	(1)	(1)
Balance at end of period	$—	$—	$—
Year Ended December 31, 2022
Balance at beginning of period	$—	$9	$9
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Settlements	(1)	(9)	(10)
Transfers from Level 3	(1)	—	(1)
Balance at end of period	$—	$—	$—

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2023 or 2022.
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
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2023
Collateral dependent loans	$—	$—	$47	$47
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	2	2
December 31, 2022
Collateral dependent loans	$—	$—	$34	$34
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	3	3
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the six months or twelve months ended June 30, 2023 and December 31, 2022, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2023 had a carrying amount of $46.7 million, which includes an allocated ACL of $23.4 million. The ACL includes a credit to the provision applicable to the current period fair value measurements of $27.6 million, which was included in provision for credit losses for the six months ended June 30, 2023.
SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $1.7 million. During 2023, the valuation allowance decreased $0.3 million to $1.3 million as of June 30, 2023, down from $1.6 million at December 31, 2022, which is reflected in the year-to-date provision expense.
OREO measured at fair value on a non-recurring basis during 2023 had a carrying amount of $2.4 million, which included a valuation allowance of $0.6 million, as of June 30, 2023. The valuation allowance includes a loss of $0.6 million, which was included in earnings for the six months ended June 30, 2023.
Fair Value of Financial Instruments
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Financial Assets
Cash and cash equivalents	$1,704	$1,704	$1,704	$—	$—
Debt securities available for sale	3,177	3,177	306	2,871	—
Debt securities held to maturity	3,988	3,587	—	3,587	—
Net loans and leases, including loans held for sale	31,035	30,246	—	82	30,164
Loan servicing rights	58	74	—	—	74
Derivative assets	103	103	—	103	—
Accrued interest receivable	137	137	137	—	—
Financial Liabilities
Deposits	33,825	33,737	28,490	5,247	—
Short-term borrowings	2,391	2,390	2,390	—	—
Long-term borrowings	1,981	1,926	—	1,190	736
Derivative liabilities	388	388	—	386	2
Accrued interest payable	55	55	55	—	—
December 31, 2022
Financial Assets
Cash and cash equivalents	$1,674	$1,674	$1,674	$—	$—
Debt securities available for sale	3,275	3,275	257	3,018	—
Debt securities held to maturity	4,087	3,687	—	3,687	—
Net loans and leases, including loans held for sale	29,977	29,008	—	91	28,917
Loan servicing rights	55	71	—	—	71
Derivative assets	96	96	—	96	—
Accrued interest receivable	126	126	126	—	—
Financial Liabilities
Deposits	34,770	34,673	31,158	3,515	—
Short-term borrowings	1,372	1,369	1,369	—	—
Long-term borrowings	1,093	1,061	—	—	1,061
Derivative liabilities	411	411	—	399	12
Accrued interest payable	31	31	31	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and six-month periods ended June 30, 2023 and 2022. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023. Our results of operations for the six months ended June 30, 2023 are not necessarily indicative of results expected for the full year.
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
•Competition can have an impact on customer acquisition, growth and retention, and on credit spreads, deposit gathering and product pricing, which can affect market share, loans, deposits and revenues. Our ability to anticipate, react quickly and continue to respond to technological changes and significant adverse industry and economic events can also impact our ability to respond to customer needs and meet competitive demands.
•Business and operating results can also be affected by difficult to predict uncertainties, such as widespread natural and other disasters, pandemics, including post-pandemic return to normalcy, global events and geopolitical instability, including the Ukraine-Russia conflict, shortages of labor, supply chain disruptions and shipping delays, terrorist activities, system failures, security breaches, significant political events, cyber-attacks, international hostilities or other extraordinary events which are beyond our control and may significantly impact the U.S. or global economy and financial markets generally, or us or our counterparties, customers or third-party vendors specifically.
•Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain talent. These developments could include:
◦Policies and priorities of the current U.S. presidential administration, including legislative and regulatory reforms, more aggressive approaches to supervisory or enforcement priorities with consumer and anti-discrimination lending laws by the federal banking regulatory agencies and the DOJ, changes affecting oversight of the financial services industry, regulatory obligations or restrictions, consumer protection, taxes, employee benefits, compensation practices, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
◦Ability to continue to attract, develop and retain key talent.
◦Changes to regulations or accounting standards governing bank capital requirements, loan loss reserves and liquidity standards.
◦Changes in monetary and fiscal policies, including interest rate policies and strategies of the FOMC.
◦Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries. These matters may result in monetary judgments or settlements, enforcement actions or other remedies, including fines, penalties, restitution or alterations in our business practices, including financial and other type of commitments, and in additional expenses and collateral costs, and may cause reputational harm to FNB.
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
◦Increased funding costs and market volatility due to market illiquidity and competition for funding.
We caution that the risks identified here are not exhaustive of the types of risks that may adversely impact us and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections of our 2022 Annual Report on Form 10-K, our subsequent 2023 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other 2023 filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings or the SEC's website at www.sec.gov. We have included our web address as an inactive textual reference only. Information on our website is not part of our SEC filings.
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
FINANCIAL SUMMARY
Net income available to common stockholders for the second quarter of 2023 was $140.4 million or $0.39 per diluted common share, compared to net income available to common stockholders for the second quarter of 2022 of $107.1 million or $0.30 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.39 for the second quarter of 2023, excluding $0.2 million (pre-tax) in merger-related significant items, while the second quarter of 2022 was $0.31, excluding $2.0 million (pre-tax) in merger-related significant items.
The second quarter’s earnings per diluted common share grew 30% compared to the prior year, and our liquidity metrics continue to be favorable. Our capital position remains strong with CET1 at 10%, while supporting loan growth and share repurchase activity in the quarter. Book value per share was $15.92, as compared to $15.19 at June 30, 2022. Tangible book value per share (non-GAAP) continues to grow, totaling $8.79, up 8.6% year-over-year. Operating return on average tangible common equity (non-GAAP) for the first six months of 2023 totaled 19.1%, and the efficiency ratio (non-GAAP) equaled 50%.
Income Statement Highlights (Second quarter of 2023 compared to second quarter of 2022, except as noted)
•Net interest income increased $75.6 million, or 29.8%, to $329.2 million primarily due to the benefit of growth in earning assets, the impact from the higher interest rate environment, deposit growth and prudent management of deposit betas.
•On a linked-quarter basis net interest income of $329.2 million decreased $7.4 million, or 2.2%, from the prior quarter total of $336.7 million, primarily due to accelerating deposit costs and migration to time deposits, as well as higher total borrowings.
•Net interest margin (FTE) (non-GAAP) increased 61 basis points as a result of higher yields on loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment, partially offset by increased cost of funds.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) decreased 19 basis points to 3.37% largely due to increases in the rates paid on interest-bearing deposits and total borrowings more than offsetting the increases in yields on earning assets.
•The provision for credit losses of $18.5 million supported loan growth and a specific reserve for a single commercial and industrial loan downgraded to nonperforming status during the quarter. Excluding this one credit, non-performing assets would have decreased 2 basis points.
•On a linked-quarter basis, non-interest income totaled $80.3 million, a $0.9 million, or 1.2% increase.
•The efficiency ratio (non-GAAP) was 50.0%, fueled by higher revenue, compared to 55.2%.
•The effective tax rate was 20.5%, compared to 20.1%, driven by higher pre-tax income levels.

Balance Sheet Highlights (period-end balances, June 30, 2023 compared to December 31, 2022, unless otherwise indicated)
•Period-end total loans and leases, increased $3.3 billion, or 11.8%, as compared to June 30, 2022, which includes the Union acquisition that closed in the fourth quarter of 2022. Commercial loans and leases increased $1.7 billion, or 9.4%, and consumer loans increased $1.6 billion, or 16.2%. Our organic loan growth was driven by the continued success of our strategy to grow high-quality loans across our diverse geographic footprint.
~~•~~On a linked-quarter basis, period-end total loans and leases increased $680.6 million, or 2.2%, as consumer loans increased $517.0 million with strong seasonal contributions from the Physicians First mortgage program and commercial loans and leases increased $163.5 million. Average loans and leases increased $638.0 million, or 2.1%, linked-quarter, with growth of $338.5 million in average consumer loans and $299.5 million in average commercial loans and leases.
•On a linked-quarter basis, period-end deposits decreased $365.4 million, or 1.1%, primarily due to outflows from seasonal income tax payments and inflationary pressures on customers. We ended June 30, 2023 with approximately 77% of deposits insured by the FDIC or collateralized. We continue to offer reciprocal deposit products to our customers with less than $260 million in outstanding reciprocal deposit balances at quarter-end.
•Total average deposits grew $69.6 million, or 0.2%, from the same prior-year period, led by increases in average time deposits of $2.0 billion, or 68.2%, offsetting the decline in average interest-bearing demand deposits of $1.1 billion, or 7.3%, average non-interest-bearing deposits of $754.5 million, or 6.4%, and average savings deposits of $114.2 million, or 2.9%, as customers continue to migrate deposits into higher-yielding products.
•The ratio of loans to deposits was 92.7%, compared to 87.0%, as loan growth outpaced deposits. Additionally, the funding mix shifted modestly with non-interest-bearing deposits comprising 32% of total deposits at June 30, 2023, compared to 34%.
•The ratio of the ACL to total loans and leases was stable at 1.32%, compared to 1.33%. The ACL on loans and leases totaled $413 million, compared to $402 million.
•The annualized net charge-offs (recoveries) to total average loans ratio was 0.11%, compared to (0.01)% in the second quarter of 2022. While higher than the year-ago quarter, net charge-offs remain at historically low levels.
•The ratio of non-performing loans and OREO to total loans and OREO increased 8 basis points to 0.47%. Total delinquency increased 4 basis points to 0.75%, compared to 0.71%. Both measures continue to remain at historically low levels.
•Tangible book value per common share (non-GAAP) of $8.79, increased $0.52, or 3.2%, and $0.13 compared to June 30, 2022. AOCI reduced the tangible book value per common share (non-GAAP) by $0.99 as of June 30, 2023, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $0.87 reduction as of March 31, 2023, a $0.99 reduction as of December 31, 2022 and a $0.72 reduction as of June 30, 2022.
•The CET1 regulatory capital ratio was 10.1% benefiting from retained earnings growth in the quarter, partially offset by share repurchase activity.
•During the second quarter of 2023, we repurchased 2,288,558 shares of common stock at a weighted average share price of $10.80 while maintaining capital at targeted operating levels and supporting loan growth in the quarter.

TABLE 1

	Three Months Ended June 30,
Quarterly Results Summary	2023	2022
Reported results
Net income available to common stockholders (millions)	$140.4	$107.1
Net income per diluted common share	0.39	0.30
Book value per common share (period-end)	15.92	15.19
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	140.5	108.7
Operating net income per diluted common share	0.39	0.31
Average diluted common shares outstanding (thousands)	362,626	354,687
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(0.2)	$(2.0)
After-tax impact of merger-related expenses	(0.1)	(1.6)
Total significant items pre-tax	$(0.2)	$(2.0)
Total significant items after-tax	$(0.1)	$(1.6)
Capital measures
Common equity tier 1	10.1%	9.7%
Tangible common equity to tangible assets (period-end) (non-GAAP)	7.47	7.25
Tangible book value per common share (period-end) (non-GAAP)	$8.79	$8.10

	Six Months Ended June 30,
Year-to-Date Results Summary	2023	2022
Reported results
Net income available to common stockholders (millions)	$284.9	$158.1
Net income per diluted common share	0.78	0.45
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	286.6	200.7
Operating net income per diluted common share	0.79	0.57
Average diluted common shares outstanding (thousands)	363,777	351,835
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(2.2)	$(30.7)
After-tax impact of merger-related expenses	(1.8)	(24.2)
Pre-tax provision expense related to acquisition	—	(19.1)
After-tax impact of provision expense related to acquisition	—	(15.1)
Pre-tax branch consolidation costs	—	(4.2)
After-tax impact of branch consolidation costs	—	(3.3)
Total significant items pre-tax	$(2.2)	$(54.0)
Total significant items after-tax	$(1.8)	$(42.6)
(1) Favorable (unfavorable) impact on earnings

Industry Developments
BANKING INDUSTRY DISRUPTION
During the second week of March 2023, Silicon Valley Bank failed and was taken over by federal regulators. The size of the bank, being over $200 billion in assets, made it the second largest U.S. bank to fail. Subsequently, that week, Signature Bank with assets over $100 billion, was also closed by federal regulators. On May 1, 2023, it was announced that First Republic Bank was another bank closed by federal regulators. While these failures were idiosyncratic in nature, these events called into question the stability of the entire banking sector and sparked customer fears of potential loss of deposit balances exceeding the FDIC's $250,000 insurance limit.
While the high-profile bank failures had a diminishing effect on public confidence of the banking system, the federal government took mitigating action. To strengthen public confidence, the federal government announced that that all depositors of Silicon Valley Bank and Signature Bank would be protected with any losses to the DIF recovered by a special assessment on banks. In addition to those actions, the FRB made available additional funding to eligible depository institutions to help assure banks the ability to meet the needs of all their depositors. This action will bolster the capacity of the banking system to safeguard deposits and ensure the ongoing provision of money and credit to the economy.
The additional funding was made available through the creation of a new BTFP, offering loans of up to one year in length to banks, savings associations, credit unions and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets will be valued at par. The BTFP will be an additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress. As of June 30, 2023, we have not participated in this program. Additionally, our total deposit balances have remained stable as a result of our granular deposit base with our average customer deposit account balance at approximately $29,000 (below the peer median) and our median consumer deposit account balance at approximately $5,000 as of June 30, 2023. FDIC-insured or collateralized deposits represented approximately 77% of our total deposits at June 30, 2023, which was higher than our peer median (based on peer data as of March 31, 2023) and we had ample liquidity to fund up to an estimated 140% of our uninsured and non-collateralized deposits.
LIBOR and SOFR
The United Kingdom’s Financial Conduct Authority (FCA), who is the regulator of LIBOR, announced on March 5, 2021 that they will no longer require any panel bank to continue to submit LIBOR after December 31, 2021. As it pertains to U.S. Dollar LIBOR, the FCA announced that certain LIBOR tenors would continue to be published through June 30, 2023. Bank regulators, in a joint statement urged banks to stop using LIBOR altogether on new transactions by the end of 2021 to avoid the possible creation of safety and soundness risk. The FRB of New York created a working group called the Alternative Reference Rate Committee (ARRC) to assist U.S. institutions in transitioning away from LIBOR as a benchmark interest rate. The ARRC recommended the use of SOFR as a replacement index for LIBOR.
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
We have LIBOR exposure in various agreements, including variable rate loans, derivatives and debt we issued and acquired. We created an internal transition team that managed our transition away from LIBOR. This transition team consisted of a cross-functional team composed of representatives from the commercial, retail and mortgage banking lines of business, as well as representatives from loan operations, information technology, legal, finance and other support functions. The transition team determined that the primary index to be utilized for loans will be SOFR-based.
Beginning in September 2020, adjustable rate mortgage loans have been originated with SOFR as the underlying index. We started originating commercial loans utilizing SOFR and other indices in the fourth quarter of 2021 and, effective January 1, 2022, ceased origination of LIBOR-based loans. For existing LIBOR-based loans, remediation efforts were completed by June 30, 2023.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022
Net income available to common stockholders for the three months ended June 30, 2023 was $140.4 million or $0.39 per diluted common share, compared to $107.1 million or $0.30 per diluted common share for the three months ended June 30, 2022. On an operating basis, second quarter of 2023 earnings per diluted common share (non-GAAP) was $0.39, excluding $0.2 million (pre-tax) of merger-related significant items. By comparison, the second quarter of 2022 was earnings of $0.31 per diluted common share (non-GAAP) on an operating basis, excluding $2.0 million (pre-tax) in merger-related significant items. The first quarter of 2023 was earnings of $0.40 per diluted common share (non-GAAP) on an operating basis, excluding $2.1 million (pre-tax) of merger-related significant items. The results for the second quarter of 2023 reflect revenue of $409.6 million, an increase of $73.7 million, or 21.9%. Additionally, the provision for credit losses was $18.5 million compared to $6.4 million primarily to support loan growth and a specific reserve for a single commercial and industrial loan that was downgraded to nonperforming status in the second quarter of 2023. Our non-performing loan coverage position remains strong at 289%. Non-interest income declined $1.8 million, or 2.2%, reflecting increased wealth management revenues, offset by reduced capital markets income, mortgage banking operations income, bank-owned life insurance and service charges income. Non-interest expense for the second quarter of 2023 increased $19.2 million primarily due to increases in salaries and employee benefits, occupancy and equipment expense, outside services expense and FDIC insurance expense. The biggest driver of the non-interest expense increase was salaries and benefits with an increase of $10.1 million, or 9.7%, primarily from production-related commissions, the addition of the acquired Union expense base and normal annual merit increases.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended June 30,		$	%
(in thousands, except per share data)	2023	2022	Change	Change
Net interest income	$329,244	$253,690	$75,554	29.8%
Provision for credit losses	18,516	6,422	12,094	188.3
Non-interest income	80,309	82,154	(1,845)	(2.2)
Non-interest expense	211,955	192,774	19,181	9.9
Income taxes	36,690	27,506	9,184	33.4
Net income	142,392	109,142	33,250	30.5
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$140,382	$107,132	$33,250	31.0%
Earnings per common share – Basic	$0.39	$0.30	$0.09	30.0%
Earnings per common share – Diluted	0.39	0.30	0.09	30.0
Cash dividends per common share	0.12	0.12	—	—

The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended June 30,
	2023	2022
Return on average equity	9.79%	8.05%
Return on average tangible common equity (1)	18.28	15.53
Return on average assets	1.29	1.05
Return on average tangible assets (1)	1.40	1.14
Book value per common share	$15.92	$15.19
Tangible book value per common share (1)	8.79	8.10
Equity to assets	12.99%	13.04%
Average equity to average assets	13.13	12.98
Common equity to assets	12.75	12.79
Tangible equity to tangible assets (1)	7.72	7.52
Tangible common equity to tangible assets (1)	7.47	7.25
Common equity tier 1 capital ratio	10.1	9.7
Dividend payout ratio	30.88	39.74
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,234,026	$13,131	4.27%	$2,738,581	$5,033	0.74%
Taxable investment securities (1)	6,084,971	35,244	2.32	6,069,239	26,912	1.77
Tax-exempt investment securities (1)(2)	1,059,893	9,207	3.47	1,000,593	8,524	3.41
Loans held for sale	102,187	1,844	7.23	209,544	2,065	3.94
Loans and leases (2)(3)	31,048,352	428,043	5.53	27,245,122	240,900	3.54
Total interest-earning assets (2)	39,529,429	487,469	4.94	37,263,079	283,434	3.05
Cash and due from banks	427,287			435,111
Allowance for credit losses	(410,566)			(374,750)
Premises and equipment	459,966			400,652
Other assets	4,404,196			4,163,546
Total assets	$44,410,312			$41,887,638
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,922,773	63,861	1.84	$15,013,195	10,455	0.28
Savings	3,843,785	9,117	0.95	3,957,969	597	0.06
Certificates and other time	5,003,024	38,820	3.11	2,974,360	4,038	0.55
Total interest-bearing deposits	22,769,582	111,798	1.97	21,945,524	15,090	0.28
Short-term borrowings	2,340,603	22,041	3.77	1,421,706	5,760	1.62
Long-term borrowings	1,703,667	21,117	4.97	712,313	6,238	3.51
Total interest-bearing liabilities	26,813,852	154,956	2.32	24,079,543	27,088	0.45
Non-interest-bearing demand	11,006,705			11,761,183
Total deposits and borrowings	37,820,557		1.64	35,840,726		0.30
Other liabilities	756,569			608,999
Total liabilities	38,577,126			36,449,725
Stockholders’ equity	5,833,186			5,437,913
Total liabilities and stockholders’ equity	$44,410,312			$41,887,638
Net interest-earning assets	$12,715,577			$13,183,536
Net interest income (FTE) (2)		332,513			256,346
Tax-equivalent adjustment		(3,269)			(2,656)
Net interest income		$329,244			$253,690
Net interest spread			2.62%			2.60%
Net interest margin (2)			3.37%			2.76%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $76.2 million, or 29.7%, to $332.5 million for the second quarter of 2023. Average earning assets of $39.5 billion increased $2.3 billion, or 6.1%, from 2022. In addition to the growth in average earning assets, net interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, which was partially offset by the higher cost of interest-bearing deposit accounts given customers' preferences migrating toward time deposits. Average interest-bearing liabilities of $26.8 billion increased $2.7 billion, or 11.4%, from 2022, driven by an increase of $824.1 million in average interest-bearing deposits which included organic growth in new and existing customer relationships and an increase in average borrowings of $1.9 billion due to maintaining additional liquidity on the balance sheet following the banking industry disruption. Our net interest margin FTE (non-GAAP) increased 61 basis points to 3.37%, as the yield on earning assets (non-GAAP) increased 189 basis points. The total cost of funds increased 134 basis points to 1.64% with a 169 basis-point increase in interest-bearing deposit costs, as well as an increase of 146 basis points in long-term debt cost partially due to the August 2022 issuance of $350 million of 5.150% fixed rate senior notes due in 2025.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(2,758)	$10,856	$8,098
Securities (2)	833	8,182	9,015
Loans held for sale	(1,041)	820	(221)
Loans and leases (2)	36,669	150,474	187,143
Total interest income (2)	33,703	170,332	204,035
Interest Expense (1)
Deposits:
Interest-bearing demand	(356)	53,762	53,406
Savings	323	8,197	8,520
Certificates and other time	4,419	30,363	34,782
Short-term borrowings	7,477	8,804	16,281
Long-term borrowings	11,360	3,519	14,879
Total interest expense	23,223	104,645	127,868
Net change (2)	$10,480	$65,687	$76,167
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
Interest income on an FTE basis (non-GAAP) of $487.5 million for the second quarter of 2023, increased $204.0 million, or 72.0%, from the same quarter of 2022, primarily due to the impact of the 2022 and 2023 interest rate increases by the FOMC and an increase in average earning assets of $2.3 billion. The increase in earning assets was primarily driven by a $3.8 billion, or 14.0%, increase in average loans and leases and an increase in average securities, partially offset by a decrease of $1.5 billion in average cash balances. Commercial loan growth of $2.0 billion, or 11.6%, was led by increases of $1.1 billion in commercial real estate and $854.9 million in commercial and industrial loans, primarily in the Pittsburgh, Cleveland and Charlotte markets. Average consumer loans increased $1.8 billion, or 18.3%, with a $1.4 billion increase in residential mortgages reflecting adjustable-rate mortgages which we retained on the balance sheet and the continued success of the Physicians First mortgage program, as well as a $231.9 million increase in indirect auto loans and a $88.7 million increase in direct installment loans driven by organic loan origination activity. The yield on average earning assets (non-GAAP) increased 189 basis points to

4.94% for the second quarter of 2023, primarily due to higher yields on loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment.
Interest expense of $155.0 million for the second quarter of 2023 increased $127.9 million, from the same quarter of 2022, due to an increase in rates paid on average interest-bearing liabilities and growth in average interest-bearing deposits. Average interest-bearing deposits increased $824.1 million, or 3.8% and average non-interest-bearing deposits decreased $754.5 million, or 6.4%. The growth in average deposits reflected organic growth in new and existing customer relationships and inflows from the Union acquisition. Average short-term borrowings increased $918.9 million, or 64.6%, primarily reflecting increases of $954.5 million and $69.2 million in short-term FHLB advances and Federal Funds purchases, respectively, partially offset by a decrease of $88.7 in repurchase agreements. Average long-term borrowings increased $991.4 million, or 139.2%, primarily reflecting increases of $911.0 million in long-term FHLB advances and $48.7 million in senior notes during the second quarter of 2023 as we have maintained additional liquidity following the banking industry disruption. The rate paid on interest-bearing liabilities increased 187 basis points from 0.45% to 2.32% for the second quarter of 2023, primarily due to the market trends as a result of the interest rate actions taken by the FOMC, combined with the issuance of senior debt in August 2022.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Provision for credit losses on loans and leases	$18,026	$6,989	$11,037	157.9%
Provision for unfunded loan commitments	490	(579)	1,069	184.6
Total provision for credit losses on loans and leases	18,516	6,410	12,106	188.9
Provision for securities	—	12	(12)	(100.0)
Total provision for credit losses	$18,516	$6,422	$12,094	188.3%
Net loan charge-offs	$8,700	$(381)	$9,081	2,383.5%
Net loan charge-offs (annualized) / total average loans and leases	0.11%	(0.01)%

Provision for credit losses was $18.5 million during the second quarter of 2023, an increase of $12.1 million, from the same period of 2022. The second quarter of 2023 is comprised of an $18.0 million provision for loans and leases outstanding and a $0.5 million provision for unfunded loan commitments. The net increase reflects loan growth and a specific reserve for a single commercial and industrial loan downgraded to nonperforming status in the second quarter of 2023. At quarter end, we reserved for approximately 40% of our exposure on the aforementioned loan. The second quarter of 2023 reflected net charge-offs of $8.7 million, or 0.11% annualized of total average loans, compared to net recoveries of $0.4 million, or 0.01% annualized, in the second quarter of 2022. While higher than the year-ago quarter, net charge-offs remain at historically low levels. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2023 and 2022 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Service charges	$34,056	$34,693	$(637)	(1.8)%
Trust services	10,630	9,713	917	9.4
Insurance commissions and fees	5,996	6,352	(356)	(5.6)
Securities commissions and fees	7,021	6,052	969	16.0
Capital markets income	5,884	8,547	(2,663)	(31.2)
Mortgage banking operations	4,907	6,120	(1,213)	(19.8)
Dividends on non-marketable equity securities	5,467	2,770	2,697	97.4
Bank owned life insurance	2,995	4,043	(1,048)	(25.9)
Net securities gains (losses)	(6)	48	(54)	(112.5)
Other	3,359	3,816	(457)	(12.0)
Total non-interest income	$80,309	$82,154	$(1,845)	(2.2)%
Total non-interest income decreased $1.8 million, or 2.2%, to $80.3 million for the second quarter of 2023, compared to $82.2 million for the second quarter of 2022. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges of $34.1 million decreased $0.6 million, or 1.8%, with strong treasury management services and interchange fees, partially offsetting the impact of overdraft practice changes that we implemented in the first quarter of 2023.
Wealth management revenues increased $1.9 million, or 12.0%, as securities commissions and fees and trust income increased 16.0% and 9.4%, respectively, through contributions across the geographic footprint and an increase in assets under management.
Capital markets income decreased $2.7 million, or 31.2%, due to a decrease in swap fees consistent with lower commercial loan production in the current macroeconomic environment and international banking that was partially offset by solid contributions from syndications and debt capital markets income.
Mortgage banking operations income decreased $1.2 million, or 19.8%, as secondary market revenue and mortgage held-for-sale pipelines declined from 2022 levels given the sharp increase in mortgage rates and the retention of adjustable-rate mortgage originations on the balance sheet. During the second quarter of 2023, we sold $228.7 million of residential mortgage loans, compared to $328.4 million for the same period of 2022, a decrease of 30.4%.
Dividends on non-marketable equity securities increased $2.7 million, or 97.4%, reflecting higher FHLB dividends due to additional borrowings.
Income from BOLI decreased $1.0 million, or 25.9%, primarily due to life insurance claims in the year-ago quarter.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2023 and 2022 is presented in the following table:
TABLE 8

	Three Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$113,946	$103,870	$10,076	9.7%
Net occupancy	16,689	15,768	921	5.8
Equipment	21,345	18,687	2,658	14.2
Amortization of intangibles	5,044	3,549	1,495	42.1
Outside services	20,539	17,265	3,274	19.0
Marketing	3,943	4,628	(685)	(14.8)
FDIC insurance	7,717	5,295	2,422	45.7
Bank shares and franchise taxes	3,926	3,905	21	0.5
Merger-related	163	2,027	(1,864)	(92.0)
Other	18,643	17,780	863	4.9
Total non-interest expense	$211,955	$192,774	$19,181	9.9%
Total non-interest expense of $212.0 million for the second quarter of 2023 increased $19.2 million, or 9.9%, from the same period of 2022. Non-interest expense increased $21.0 million, or 11.0%, when excluding merger-related significant items of $0.2 million and $2.0 million in the second quarters of 2023 and 2022, respectively. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $113.9 million increased $10.1 million, or 9.7%, primarily from production-related commissions, the addition of the acquired Union expense base, and normal annual merit increases.
Net occupancy and equipment of $38.0 million increased $3.6 million, or 10.4%, largely from the acquired Union expense base, as well as continued technology-related investments.
Amortization of intangibles of $5.0 million increased $1.5 million, or 42.1%, primarily due to core deposit intangibles added as a result of the Union acquisition.
Outside services of $20.5 million increased $3.3 million, or 19.0%, with higher volume-related technology and third-party costs, as well as the Union expense base.
FDIC insurance of $7.7 million increased $2.4 million, or 45.7%, reflecting the previously announced FDIC assessment rate increase which was effective in the first quarter of 2023 as well as loan growth and balance sheet mix changes.
The following table presents non-interest expense excluding significant items for the three months ended June 30, 2023 and 2022:
TABLE 9

	Three Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Total non-interest expense, as reported	$211,955	$192,774	$19,181	9.9%
Significant items:
Merger-related	(163)	(2,027)	1,864
Total non-interest expense, excluding significant items (1)	$211,792	$190,747	$21,045	11.0%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended June 30,
(dollars in thousands)	2023	2022
Income tax expense	$36,690	$27,506
Effective tax rate	20.5%	20.1%
Statutory federal tax rate	21.0	21.0
Both periods’ tax rates are lower than the statutory tax rate due to tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI. Income tax expense and the effective tax rate increased due to higher pre-tax income compared to the year-ago quarter.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022
Net income available to common stockholders for the first six months of 2023 was $284.9 million or $0.78 per diluted common share, compared to $158.1 million or $0.45 per diluted common share for the first six months of 2022. On an operating basis (non-GAAP), net income available to common stockholders for the first six months of 2023 was $286.6 million, or $0.79 per diluted common share, compared to $200.7 million or $0.57 per diluted common share for the first six months of 2022. Net interest income totaled $665.9 million, an increase of $178.1 million, or 36.5%, compared to $487.8 million, as total average earning assets increased $2.2 billion, or 5.9%, including a $4.0 billion increase in average loans and leases from organic origination activity and acquired Union loans, as well as a $193.5 million increase in average investment securities. The net interest margin (FTE) (non-GAAP) increased 77 basis points to 3.46%, as the yield on earning assets (non-GAAP) increased 187 basis points to 4.81%, primarily due to higher yields on variable-rate loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment. The total cost of funds increased 115 basis points to 1.41% with a 152 basis point increase in interest-bearing deposit costs to 1.73%. Between June 30, 2022 and June 30, 2023, the FOMC raised the target Federal Funds interest rate by 350 basis points. The provision for credit losses for the first six months of 2023 totaled $32.6 million, compared to $24.4 million including $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition in the year-ago period. The increase in provision for credit losses was driven primarily by loan growth, charge-off activity, and a specific reserve for a single commercial and industrial loan downgraded to non-performing status during the second quarter of 2023. Excluding this one credit, non-performing assets would have decreased 2 basis points. Non-interest income totaled $159.7 million, essentially flat with the year-ago period reflecting increased contributions from wealth management, dividends on non-marketable equity securities and service charges, partially offset by reduced contributions from mortgage banking due to the sharp increase in interest rates in 2022, capital markets income and other non-interest income. Non-interest expense totaled $431.9 million, increasing $11.7 million, or 2.8%. On an operating basis (non-GAAP), non-interest expense totaled $429.7 million, an increase of $44.3 million, or 11.5%, compared to the first six months of 2022. Salaries and benefits increased $18.1 million, or 8.4%, due to annual merit increases, reduced salary deferrals given lower loan origination volumes and the addition of the acquired Union expense base.

Financial highlights are summarized below:
TABLE 11

	Six Months Ended June 30,		$	%
(in thousands, except per share data)	2023	2022	Change	Change
Net interest income	$665,898	$487,766	$178,132	36.5%
Provision for credit losses	32,577	24,381	8,196	33.6
Non-interest income	159,698	160,476	(778)	(0.5)
Non-interest expense	431,872	420,200	11,672	2.8
Income taxes	72,250	41,521	30,729	74.0
Net income	288,897	162,140	126,757	78.2
Less: Preferred stock dividends	4,020	4,020	—	—
Net income available to common stockholders	$284,877	$158,120	$126,757	80.2%
Earnings per common share – Basic	$0.79	$0.45	$0.34	75.6%
Earnings per common share – Diluted	0.78	0.45	0.33	73.3
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Six Months Ended June 30,
	2023	2022
Return on average equity	10.07%	6.01%
Return on average tangible common equity (1)	18.96	11.49
Return on average assets	1.33	0.79
Return on average tangible assets (1)	1.45	0.87
Book value per common share	$15.92	$15.19
Tangible book value per common share (1)	8.79	8.10
Equity to assets	12.99%	13.04%
Average equity to average assets	13.17	13.11
Common equity to assets	12.75	12.79
Tangible equity to tangible assets (1)	7.72	7.52
Tangible common equity to tangible assets (1)	7.47	7.25
Common equity tier 1 capital ratio	10.1	9.7
Dividend payout ratio	30.59	53.93
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,027,117	$19,784	3.88%	$2,921,076	$6,540	0.45%
Taxable investment securities (1)	6,149,284	70,719	2.30	6,000,476	50,697	1.69
Tax-exempt investment securities (1)(2)	1,057,554	18,366	3.47	1,012,870	17,256	3.41
Loans held for sale	109,137	3,438	6.32	234,316	4,457	3.81
Loans and leases (2) (3)	30,731,126	821,939	5.39	26,744,743	460,662	3.47
Total interest-earning assets (2)	39,074,218	934,246	4.81	36,913,481	539,612	2.94
Cash and due from banks	434,956			422,981
Allowance for credit losses	(408,149)			(367,611)
Premises and equipment	451,252			389,433
Other assets	4,366,564			4,148,188
Total assets	$43,918,841			$41,506,472
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,258,082	116,151	1.64	$14,966,600	13,871	0.19
Savings	3,932,627	16,958	0.87	3,916,724	740	0.04
Certificates and other time	4,595,128	62,781	2.76	2,959,451	8,164	0.56
Total interest-bearing deposits	22,785,837	195,890	1.73	21,842,775	22,775	0.21
Short-term borrowings	1,953,125	31,785	3.28	1,465,595	11,562	1.59
Long-term borrowings	1,394,571	34,130	4.94	711,072	12,255	3.48
Total interest-bearing liabilities	26,133,533	261,805	2.02	24,019,442	46,592	0.39
Non-interest-bearing demand	11,207,490			11,509,946
Total deposits and borrowings	37,341,023		1.41	35,529,388		0.26
Other liabilities	795,124			533,711
Total liabilities	38,136,147			36,063,099
Stockholders’ equity	5,782,694			5,443,373
Total liabilities and stockholders’ equity	$43,918,841			$41,506,472
Net interest-earning assets	$12,940,685			$12,894,039
Net interest income (FTE) (2)		672,441			493,020
Tax-equivalent adjustment		(6,543)			(5,254)
Net interest income		$665,898			$487,766
Net interest spread			2.79%			2.55%
Net interest margin (2)			3.46%			2.69%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $672.4 million, increasing $179.4 million, or 36.4%, as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet and the higher yields on new loan originations, which was partially offset by the higher cost of interest-bearing deposits given customers' preferences migrating toward time deposits and the current competitive interest rate environment. Average earning assets grew $2.2 billion, or 5.9%, primarily driven by organic loan origination activity and acquired Union loans and an increase in average investment securities offset by a decline in interest-bearing deposits with banks. The net interest margin (FTE) (non-GAAP) increased 77 basis points to 3.46%, primarily reflecting higher yields on loans, investment securities and interest-bearing deposits with banks due to the impact of the higher interest rate environment.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(4,221)	$17,465	$13,244
Securities (2)	2,530	18,602	21,132
Loans held for sale	(2,305)	1,286	(1,019)
Loans and leases (2)	73,660	287,617	361,277
Total interest income (2)	69,664	324,970	394,634
Interest Expense (1)
Deposits:
Interest-bearing demand	(293)	102,573	102,280
Savings	295	15,923	16,218
Certificates and other time	6,835	47,782	54,617
Short-term borrowings	7,991	12,232	20,223
Long-term borrowings	15,172	6,703	21,875
Total interest expense	30,000	185,213	215,213
Net change (2)	$39,664	$139,757	$179,421
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
Interest income on an FTE basis (non-GAAP) of $934.2 million for the first six months of 2023, increased $394.6 million, or 73.1%, from the same period of 2022, resulting from the interest rate increases by the FOMC and a $2.2 billion increase in earning assets. The increase in earning assets was primarily driven by a $4.0 billion, or 14.9%, increase in average loans and an increase in average investment securities of $193.5 million, partially offset by a decrease of $1.9 billion, or 64.8%, in average interest-bearing deposits with banks. Growth in total average commercial loans included $1.0 billion, or 15.3%, in commercial and industrial loans and $1.0 billion, or 9.8%, in commercial real estate driven by a combination of organic loan origination activity led by the Cleveland, Pittsburgh and Charlotte markets, as well as adding the Union loans to portfolio balances. Average consumer loans increased $1.9 billion, or 20.5%, with an increase in residential mortgage loans of $1.4 billion, or 33.9%, reflecting adjustable-rate mortgages held in portfolio on the balance sheet and the continued success of the Physicians First mortgage program, which is a program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals. Additionally, indirect installment loans increased $278.5 million, or 22.2%, and direct home equity installment loans increased $185.5 million, or 7.2%, driven by strong organic loan origination activity throughout 2022. Additionally, the net increase in securities interest income was a result of replacing maturing securities with higher yielding securities, as the average securities yield increased 54 basis points. For the first six months of 2023, the yield on average earning assets (non-GAAP) increased 187 basis points to 4.81%, compared to the first six months of 2022, primarily due to higher yields on variable-rate loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment.
Interest expense of $261.8 million for the first six months of 2023 increased $215.2 million, or 461.9%, from the same period of 2022, primarily due to the higher interest rate environment and an increase in average interest-bearing deposits. Average interest-bearing deposits increased $943.1 million, or 4.3%, which reflects the benefit of solid organic growth in customer relationships and the addition of the Union acquisition. Average time deposits increased $1.6 billion, or 55.3%, as customer preferences shifted given interest rate increases. Average long-term borrowings increased $683.5 million, or 96.1%, primarily due to an increase of $138.1 million in senior debt resulting from the issuance of $350 million in 5.150% fixed-rate senior notes during August 2022, partially offset by the maturity of $300 million in 2.20% fixed-rate senior notes in February 2023. Additionally, long-term FHLB borrowings increased $508.3 million as we have maintained additional liquidity following the banking industry disruption. The rate paid on interest-bearing liabilities increased 163 basis points to 2.02% for the first six months of 2023, compared to the first six months of 2022, as the cost of interest-bearing deposits increased 152 basis points from 0.21% to 1.73%. These increases were primarily due to the market trends as a result of the interest rate actions taken by the FOMC, combined with the issuance of senior debt in August 2022.
Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Provision for credit losses on loans and leases	$32,917	$25,225	$7,692	30.5%
Provision for unfunded loan commitments	(434)	(919)	485	52.8
Total provision for credit losses on loans and leases	32,483	24,306	8,177	33.6
Provision for securities	95	75	20	26.7
Total provision for credit losses	$32,578	$24,381	$8,197	33.6%
Net loan charge-offs	$21,897	$1,507	$20,390	1,353.0%
Net loan charge-offs (annualized) / total average loans and leases	0.14%	0.01%
The provision for credit losses was $32.6 million, compared to $24.4 million in the first six months of 2022. The provision for credit losses in the first six months of 2022 included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. The provision for credit losses for the first six months of 2023 was primarily due to loan growth, charge-off activity and a $13 million specific reserve established for a single $32 million commercial and industrial loan downgraded to non-performing status during the second quarter of 2023. Our non-performing loan coverage position remains strong at 289%. Excluding this one credit, non-performing assets would have decreased 2 basis points. The six months of 2023 reflected net charge-offs of $21.9 million, or 0.14% annualized of total average loans, compared to $1.5 million, or 0.01% annualized, in the first six months of 2022. While elevated from the year-ago quarter, net charge-offs remain at historically low levels. The ACL was $412.7 million, an increase of $34.7 million, with the ratio of the ACL to total loans and leases decreasing 3 basis points to 1.32%, reflecting the strong loan growth and the $11.2 million acquisition-related ACL increase from the December 2022 Union acquisition.

Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2023 and 2022 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Service charges	$66,696	$66,208	$488	0.7%
Trust services	21,241	20,062	1,179	5.9
Insurance commissions and fees	13,783	13,957	(174)	(1.2)
Securities commissions and fees	14,403	11,743	2,660	22.7
Capital markets income	12,677	15,674	(2,997)	(19.1)
Mortgage banking operations	9,762	12,787	(3,025)	(23.7)
Dividends on non-marketable equity securities	9,575	4,920	4,655	94.6
Bank owned life insurance	5,820	6,685	(865)	(12.9)
Net securities gains (losses)	(23)	48	(71)	(147.9)
Other	5,764	8,392	(2,628)	(31.3)
Total non-interest income	$159,698	$160,476	$(778)	(0.5)%
Total non-interest income decreased $0.8 million, or 0.5%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges increased $0.5 million, or 0.7%, with strong treasury management services, interchange fees and higher customer activity offsetting the impact of overdraft practice changes that FNB implemented in the first quarter of 2023.
Wealth management revenues increased $3.8 million, or 12.1%, as securities commissions and fees and trust income increased 22.7% and 5.9%, respectively, through contributions across the geographic footprint and an increase in assets under management.
Capital markets income decreased $3.0 million, or 19.1%, as swap activity declined consistent with lower commercial loan production in the current macroeconomic environment, and was partially offset by an increase in syndications revenue, debt capital markets and international banking.
Mortgage banking operations income of $9.8 million decreased $3.0 million, or 23.7%, as secondary market revenue and mortgage held-for-sale pipelines declined from 2022 due to the sharp increase in interest rates throughout 2022 and the gain on sale margins moderating to historical levels. During the first six months of 2023, we sold $438.3 million of residential mortgage loans, a 37.0% decrease compared to $695.4 million for the same period of 2022.
Dividends on non-marketable equity securities of $9.6 million increased $4.7 million, or 94.6%, reflecting higher FHLB dividends due to additional borrowings.
Other non-interest income was $5.8 million and $8.4 million for the first six months of 2023 and 2022, respectively, as SBA premium income declined from elevated levels due to the higher interest rate environment, reduced market premiums and correspondingly lower sold loan volumes. Additionally, Small Business Investment Company (SBIC) funds income decreased, which fluctuates based on the performance of the underlying portfolio companies.

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2023 and 2022 is presented in the following table:
TABLE 17

	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$234,193	$216,059	$18,134	8.4%
Net occupancy	34,059	33,957	102	0.3
Equipment	43,417	36,692	6,725	18.3
Amortization of intangibles	10,163	6,776	3,387	50.0
Outside services	39,937	34,298	5,639	16.4
Marketing	7,644	7,884	(240)	(3.0)
FDIC insurance	14,836	9,869	4,967	50.3
Bank shares and franchise taxes	8,098	7,932	166	2.1
Merger-related	2,215	30,656	(28,441)	(92.8)
Other	37,310	36,077	1,233	3.4
Total non-interest expense	$431,872	$420,200	$11,672	2.8%
Total non-interest expense of $431.9 million for the first six months of 2023 increased $11.7 million, a 2.8% increase from the same period of 2022. On an operating basis, non-interest expense (non-GAAP) increased $44.3 million, or 11.5%, when excluding significant items of $2.2 million in merger-related costs in the first six months of 2023 and $30.7 million in merger-related costs and $4.2 million in branch consolidation costs in the first six months of 2022. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $18.1 million, or 8.4%, related to annual merit increases, reduced salary deferrals given lower loan origination volumes and the addition of the acquired Union expense base.
Net occupancy and equipment expense of $77.5 million increased $6.8 million, or 9.7%, primarily from continued technology-related investments and the acquired Union expense base.
Amortization of intangibles increased $3.4 million, or 50.0%, primarily related to the Union core deposit intangible.
Outside services increased $5.6 million, or 16.4%, with higher volume-related technology and third-party costs, as well as the addition of the Union expense base.
FDIC insurance increased $5.0 million, or 50.3%, primarily due to the previously announced FDIC assessment rate increase which was effective in the first quarter of 2023 as well as loan growth and balance sheet mix changes.
We recorded $2.2 million in merger-related costs in the first six months of 2023 related to the Union acquisition completed in December 2022, compared to $30.7 million in the first six months of 2022 related to the Union acquisition and Howard acquisition completed in January 2022.

The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 18

	Six Months Ended June 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Total non-interest expense, as reported	$431,872	$420,200	$11,672	2.8%
Significant items:
Branch consolidations	—	(4,178)	4,178
Merger-related	(2,215)	(30,656)	28,441
Total non-interest expense, excluding significant items (1)	$429,657	$385,366	$44,291	11.5%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Income tax expense	$72,250	$41,521
Effective tax rate	20.0%	20.4%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher in 2023 due to higher pre-tax earnings, as we had merger-related expense from the Union and Howard acquisitions in 2022. However, the effective tax rate was slightly lower in 2023 primarily as a result of higher deduction levels from employee stock compensation vesting.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	June 30, 2023	December 31, 2022	$ Change	% Change
Assets
Cash and cash equivalents	$1,704	$1,674	$30	1.8%
Securities	7,165	7,362	(197)	(2.7)
Loans held for sale	94	124	(30)	(24.2)
Loans and leases, net	30,941	29,853	1,088	3.6
Goodwill and other intangibles	2,556	2,566	(10)	(0.4)
Other assets	2,318	2,146	172	8.0
Total Assets	$44,778	$43,725	$1,053	2.4%
Liabilities and Stockholders’ Equity
Deposits	$33,825	$34,770	$(945)	(2.7)%
Borrowings	4,372	2,465	1,907	77.4
Other liabilities	763	837	(74)	(8.8)
Total Liabilities	38,960	38,072	888	2.3
Stockholders’ Equity	5,818	5,653	165	2.9
Total Liabilities and Stockholders’ Equity	$44,778	$43,725	$1,053	2.4%
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
Following is a summary of loans and leases:

TABLE 21

	June 30, 2023	December 31, 2022	$ Change	% Change
(in millions)
Commercial real estate	$11,689	$11,526	$163	1.4%
Commercial and industrial	7,248	7,131	117	1.6
Commercial leases	618	519	99	19.1
Other	121	114	7	6.1
Total commercial loans and leases	19,676	19,290	386	2.0
Direct installment	2,747	2,784	(37)	(1.3)
Residential mortgages	6,089	5,297	792	15.0
Indirect installment	1,539	1,553	(14)	(0.9)
Consumer lines of credit	1,303	1,331	(28)	(2.1)
Total consumer loans	11,678	10,965	713	6.5
Total loans and leases	$31,354	$30,255	$1,099	3.6%

The commercial and industrial growth was led by activity in the Pittsburgh, Cleveland and North Carolina markets while the growth in residential mortgages reflected growth in adjustable-rate mortgages retained on the balance sheet and the continued success of our Physicians First mortgage program. Our commercial real estate portfolio included $8.2 billion of non-owner occupied loans of which 22% represented office space. Our top 25 non-owner occupied commercial real estate loans averaged approximately $30 million per exposure although the office space was primarily made up of mid-sized offices located outside of metropolitan business districts with 41% of the office portfolio averaging less than $5 million per exposure.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(in millions)	June 30, 2023	December 31, 2022	$ Change	% Change
Commercial real estate	$42	$39	$3	7.7%
Commercial and industrial	74	44	30	68.2
Commercial leases	1	1	—	—
Total commercial loans and leases	117	84	33	39.3
Direct installment	6	7	(1)	(14.3)
Residential mortgages	12	14	(2)	(14.3)
Indirect installment	2	1	1	100.0
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	26	29	(3)	(10.3)
Total non-performing loans and leases	143	113	30	26.5
Other real estate owned	5	6	(1)	(16.7)
Non-performing assets	$148	$119	$29	24.4%
Non-performing assets increased $28.3 million, from $119.5 million at December 31, 2022 to $147.8 million at June 30, 2023. The increase was primarily due to a single commercial and industrial loan downgraded to non-performing status during the quarter. This reflects an increase of $29.2 million in non-performing loans and leases and a decrease of $0.9 million in OREO.
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
At June 30, 2023 and December 31, 2022, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2023, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which declines 5.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 8.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 33.2% in 2023 and 21.0% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2022 included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.

Following is a summary of certain data related to the ACL and loans and leases:
TABLE 23

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Six Months Ended June 30,		Six Months Ended June 30,		June 30,
	2023	2022	2023	2022	2023
(dollars in millions)
Commercial real estate	$6.0	$(0.5)	0.04%	—%	$154.2
Commercial and industrial	9.7	0.3	0.07	—	114.3
Commercial leases	—	0.1	—	—	15.2
Other commercial	1.9	0.9	0.01	—	3.8
Direct installment	0.1	(0.2)	—	—	35.6
Residential mortgages	0.4	—	—	—	63.4
Indirect installment	3.7	1.1	0.02	0.01	16.6
Consumer lines of credit	0.1	(0.2)	—	—	9.6
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$21.9	$1.5	0.14%	0.01%	$412.7
Allowance for credit losses/total loans and leases			1.32%	1.35%
Allowance for credit losses/non-performing loans			289.45%	408.92%
The ACL on loans and leases of $412.7 million at June 30, 2023 increased $11.0 million, or 2.7%, from December 31, 2022. Our ending ACL coverage ratio at June 30, 2023 was stable at 1.32%, compared to 1.33% at December 31, 2022. Total provision for credit losses for the six months ended June 30, 2023 was $32.6 million, compared to $24.4 million for the same period in 2022 with the year-ago quarter reflecting $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. The year-over-year increase was driven primarily by loan growth, charge-off activity and a specific reserve for a single commercial and industrial loan downgraded to non-performing status during the second quarter of 2023. Net charge-offs were $21.9 million for the six months ended June 30, 2023, compared to $1.5 million for the first six months of 2022. While elevated from the year-ago quarter, net charge-offs remain at historically low levels. The ACL as a percentage of non-performing loans for the total portfolio was 289% as of June 30, 2023 compared to 354% as of December 31, 2022.
Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

(in millions)	June 30, 2023	December 31, 2022	$ Change	% Change
Non-interest-bearing demand	$10,914	$11,916	$(1,002)	(8.4)%
Interest-bearing demand	13,818	15,100	(1,282)	(8.5)
Savings	3,758	4,142	(384)	(9.3)
Certificates and other time deposits	5,335	3,612	1,723	47.7
Total deposits	$33,825	$34,770	$(945)	(2.7)%
Total deposits decreased $945.1 million, or 2.7%, from December 31, 2022, primarily due to normal seasonal declines in public funds deposit balances, outflows from seasonal income tax payments and inflationary pressures on customers. We ended the quarter with approximately 77% of all deposits insured by the FDIC or collateralized. We continue to offer reciprocal deposit products to our customers but had less than $260 million in outstanding reciprocal deposit balances at June 30, 2023. Additionally, customer preferences have shifted to certificates of deposits as interest rates increased.

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
On April 18, 2022, we announced that our Board of Directors approved an additional $150 million for the repurchase of our common stock through our existing share repurchase program bringing the total authorization to $300 million. Since inception, we repurchased 14.1 million shares at a weighted average share price of $11.39 for $160.9 million under this repurchase program, with $139.1 million remaining for repurchase. The repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 includes a 1% excise tax on stock repurchases beginning January 1, 2023.
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
At June 30, 2023, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing bank holding companies (BHCs) and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of

June 30, 2023, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $34.4 million, or 10 basis points, which will continue to be reduced by approximately $17.2 million annually.
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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 25

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
F.N.B. Corporation
Total capital	$4,366	12.33%	$3,541	10.00%	$3,718	10.50%
Tier 1 capital	3,666	10.35	2,124	6.00	3,010	8.50
Common equity tier 1	3,559	10.05	n/a	n/a	2,479	7.00
Leverage	3,666	8.68	n/a	n/a	1,689	4.00
Risk-weighted assets	35,408
FNBPA
Total capital	$4,492	12.72%	$3,532	10.00%	$3,708	10.50%
Tier 1 capital	3,776	10.69	2,826	8.00	3,002	8.50
Common equity tier 1	3,696	10.46	2,296	6.50	2,472	7.00
Leverage	3,776	8.96	1,207	5.00	1,686	4.00
Risk-weighted assets	35,319
As of December 31, 2022
F.N.B. Corporation
Total capital	$4,183	12.06%	$3,467	10.00%	$3,640	10.50%
Tier 1 capital	3,511	10.13	2,080	6.00	2,947	8.50
Common equity tier 1	3,405	9.82	n/a	n/a	2,427	7.00
Leverage	3,511	8.64	n/a	n/a	1,626	4.00
Risk-weighted assets	34,671
FNBPA
Total capital	$4,327	12.51%	$3,459	10.00%	$3,632	10.50%
Tier 1 capital	3,640	10.52	2,767	8.00	2,940	8.50
Common equity tier 1	3,560	10.29	2,248	6.50	2,421	7.00
Leverage	3,640	8.97	2,029	5.00	1,623	4.00
Risk-weighted assets	34,589
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
The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends and interest it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. The parent company's cash position at June 30, 2023 was $355.2 million, down $299.1 million from year-end, primarily due to the scheduled repayment of $300 million in Senior Notes due in February 2023. During the third quarter of 2022, we completed a Senior Debt offering for $347.7 million in net proceeds. A portion of these proceeds were used to retire debt maturing in February of 2023 (for additional information, see Note 10, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs. In May, we purchased and retired $15 million par value of the 7.625% Subordinated Notes due August 12, 2023.
Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the existing cash on hand.
The LCR and MCH ratios are presented in the following table:
TABLE 26

	June 30, 2023	December 31, 2022	Internal Limit
Liquidity coverage ratio	2.7 times	1.7 times	> 1 time
Months of cash on hand	16.7 months	13.6 months	> 12 months
Management has concluded that our cash levels remain appropriate given the current market environment.
Over time, our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities. Consistent with industry trends, we have experienced a noticeable shift in deposits from non-interest bearing deposits, checking and money markets into certificates of deposits (CDs). The March 2023 banking disruption caused an acceleration of this shift. Total deposits decreased $945.1 million, or 2.7%, from

December 31, 2022, primarily due to normal seasonal declines in public funds and other corporate deposit balances as well as outflows from seasonal income tax payments and inflationary pressures on customers. From March 8, 2023 to June 30, 2023, total deposit balances decreased by $592 million, or 1.7%, largely due to normal wholesale and retail customer activity. We ended the quarter with approximately 76% of deposits insured by the FDIC or collateralized, an improvement from approximately 74% at December 31, 2022. Non-interest-bearing demand deposit accounts decreased $1.0 billion, or 8.4%. Interest-bearing demand deposits decreased $1.3 billion, or 8.5% and savings account balances decreased $384.1 million, or 9.3%, while time deposits increased $1.7 billion, or 47.7%, as customers' preferences have shifted back to CDs as interest rates have increased substantially. In an abundance of caution related to the banking industry disruption, we added cash on the balance sheet by utilizing wholesale borrowings including advances from the FHLB and overnight borrowings in the Fed Funds market, which also, in part, supported loan growth and covered the deposit decline. Our cash balances held at the FRB increased $105.8 million from December 31, 2022 to $1.2 billion at June 30, 2023. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.
We continue to have ample unused borrowing capacity that could cover 1.9 times of the uninsured deposit and non-collateralized deposit balances as of June 30, 2023. A portion of this capacity includes the FRB's Discount Window and their newly created BTFP. We have no borrowings under either facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently have excess cash to meet our pledging requirements. At June 30, 2023, we have $2.2 billion of cash and salable unpledged government and agency securities representing 4.9% of total assets. This compares to a policy minimum of 3.0%.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 27

(dollars in millions)	June 30, 2023	December 31, 2022
Unused wholesale credit availability	$15,279	$15,669
Unused wholesale credit availability as a % of FNBPA assets	34.4%	35.9%
Salable unpledged government and agency securities	$957	$592
Salable unpledged government and agency securities as a % of FNBPA assets	2.2%	1.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	4.9%	3.9%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2023 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The twelve-month cumulative gap to total assets ratio was (0.5)% as of June 30, 2023, compared to 3.8% as of December 31, 2022. The change in the twelve-month cumulative gap to total assets was primarily related to the active management of deposit pricing across the deposit product maturity tenors which reduced our asset sensitivity. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO.

TABLE 28

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$767	$1,442	$1,934	$3,429	$7,572
Investments	1,341	172	287	474	2,274
	2,108	1,614	2,221	3,903	9,846
Liabilities
Non-maturity deposits	289	577	866	1,732	3,464
Time deposits	654	659	1,056	2,115	4,484
Borrowings	1,332	126	118	546	2,122
	2,275	1,362	2,040	4,393	10,070
Period Gap (Assets - Liabilities)	$(167)	$252	$181	$(490)	$(224)
Cumulative Gap	$(167)	$85	$266	$(224)
Cumulative Gap to Total Assets	(0.4)%	0.2%	0.6%	(0.5)%
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

The following repricing gap analysis as of June 30, 2023 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$14,269	$1,123	$1,007	$1,655	$18,054
Investments	1,351	179	365	463	2,358
	15,620	1,302	1,372	2,118	20,412
Liabilities
Non-maturity deposits	6,003	—	—	—	6,003
Time deposits	771	658	1,053	2,111	4,593
Borrowings	1,660	393	3	215	2,271
	8,434	1,051	1,056	2,326	12,867
Off-balance sheet	(1,000)	400	(200)	(200)	(1,000)
Period Gap (assets – liabilities + off-balance sheet)	$6,186	$651	$116	$(408)	$6,545
Cumulative Gap	$6,186	$6,837	$6,953	$6,545
Cumulative Gap to Assets	15.5%	17.1%	17.4%	16.4%
The twelve-month cumulative repricing gap to total assets was 16.4% and 8.4% as of June 30, 2023 and December 31, 2022, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. The change in the cumulative repricing gap at June 30, 2023, compared to December 31, 2022, is primarily related to customers moving into higher yielding deposit products and shorter-term time deposits.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Using a static Balance Sheet structure and utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of June 30, 2023. The measures do not reflect management's potential actions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 30

	June 30, 2023	December 31, 2022	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	14.2%	5.5%	n/a
+ 200 basis points	9.4	3.3	(5.0)%
+ 100 basis points	4.7	1.1	(5.0)
- 100 basis points	1.3	1.2	(5.0)
- 200 basis points	2.0	0.9	(5.0)
Economic value of equity:
+ 300 basis points	1.8	(6.8)	(25.0)
+ 200 basis points	1.6	(4.0)	(15.0)
+ 100 basis points	1.9	(1.4)	(10.0)
- 100 basis points	(2.4)	(2.0)	(10.0)
- 200 basis points	(2.2)	(5.8)	(15.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. The comparative percentages are based on the projected base net interest income at the respective measurement dates. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 2.4% at June 30, 2023 and 0.5% at December 31, 2022. For a +200 basis point Rate Ramp, net interest income (12 months) increases by 4.8% at June 30, 2023 and 2.0% at December 31, 2022. The corresponding metrics for a minus 100 basis point Rate Ramp are 0.7% and 0.6% at June 30, 2023 and December 31, 2022, respectively. These results use historical long-term deposit rate beta assumptions that are regularly analyzed and adjusted as necessary for both rising and falling rate scenarios. The drivers of the positive change in net interest income in the down rate scenarios include a June 30, 2023 starting point for deposit rates that is higher than comparable historical periods, the recent mix shift into higher beta deposit products and the increased level of shorter-term borrowings. Management's intention is to manage to a more neutral position given the current market expectations for future rates.

The FOMC increased the Federal Funds rate 425 basis points in 2022 and 75 basis points in the first six months of 2023. Forty-seven percent of our net loans and leases are indexed to short-term LIBOR, SOFR, Prime and other indices that will benefit from higher rates as they reprice within the next three months. Our cash position has also been a significant factor in our asset sensitivity metrics. Projected base net interest income has decreased from year-end as deposit rates have increased faster than asset repricing indices.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for future rates. During 2023, management has adjusted the IRR position by managing cash balances, originating higher yielding loans, strategically meeting our customer preferences for higher yielding deposit products, in particular, shorter term time deposits, and utilizing borrowings of varying maturities. We also utilize derivatives to manage the IRR position. We continue to make use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase our level of adjustable-rate loans. Total variable and adjustable-rate loans were 60.6% of total net loans and leases as of June 30, 2023 and 60.2% as of December 31, 2022. As of June 30, 2023, the commercial swaps totaled $5.4 billion of notional principal, with $467 million in original notional swap principal originated during the first six months of 2023, up from $5.3 billion at December 31, 2022. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. For additional information regarding interest rate swaps, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report.

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
The Board of Directors adopted a risk appetite statement that defines acceptable risk levels and limits under which we seek to operate in order to optimize returns. As such, the board monitors a series of KRIs, or Key Risk Indicators, for various business lines, operational units, and risk categories, providing insight into how our performance aligns with our stated risk appetite. These results are reviewed periodically by the Board of Directors and senior management to ensure adherence to our risk appetite statement, and where appropriate, adjustments are made to applicable business strategies and tactics where risks are approaching stated tolerances or for emerging risks. Modifications to the risk appetite statement are also reviewed periodically by the Board of Directors and senior management to ensure adherence to our overall business strategy and stated risk tolerances.
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
TABLE 31
Operating net income available to common stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net income available to common stockholders	$140,382	$107,132	$284,877	$158,120
Merger-related expense	163	2,027	2,215	30,656
Tax benefit of merger-related expense	(34)	(426)	(465)	(6,438)
Provision expense related to acquisition	—	—	—	19,127
Tax benefit of provision expense related to acquisition	—	—	—	(4,017)
Branch consolidation costs	—	—	—	4,178
Tax benefit of branch consolidation costs	—	—	—	(877)
Operating net income available to common stockholders (non-GAAP)	$140,511	$108,733	$286,627	$200,749
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
TABLE 32
Operating earnings per diluted common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income per diluted common share	$0.39	$0.30	$0.78	$0.45
Merger-related expense	—	0.01	0.01	0.09
Tax benefit of merger-related expense	—	—	—	(0.02)
Provision expense related to acquisition	—	—	—	0.05
Tax benefit of provision expense related to acquisition	—	—	—	(0.01)
Branch consolidation costs	—	—	—	0.01
Tax benefit of branch consolidation costs	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.39	$0.31	$0.79	$0.57

TABLE 33
Return on average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income available to common stockholders (annualized)	$563,073	$429,704	$574,476	$318,861
Amortization of intangibles, net of tax (annualized)	15,984	11,247	16,190	10,795
Tangible net income available to common stockholders (annualized) (non-GAAP)	$579,057	$440,951	$590,666	$329,656
Average total stockholders’ equity	$5,833,186	$5,437,913	$5,782,694	$5,443,373
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,558,631)	(2,490,899)	(2,561,087)	(2,467,776)
Average tangible common equity (non-GAAP)	$3,167,673	$2,840,132	$3,114,725	$2,868,715
Return on average tangible common equity (non-GAAP)	18.28%	15.53%	18.96%	11.49%
(1) Excludes loan servicing rights.
TABLE 34
Operating return on average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Operating net income available to common stockholders (annualized)	$563,588	$436,127	$578,005	$404,825
Amortization of intangibles, net of tax (annualized)	15,984	11,247	16,190	10,795
Tangible operating net income available to common stockholders (annualized) (non-GAAP)	$579,572	$447,374	$594,195	$415,620
Average total stockholders' equity	$5,833,186	$5,437,913	$5,782,694	$5,443,373
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,558,631)	(2,490,899)	(2,561,087)	(2,467,776)
Average tangible common equity (non-GAAP)	$3,167,673	$2,840,132	$3,114,725	$2,868,715
Operating return on average tangible common equity (non-GAAP)	18.30%	15.75%	19.08%	14.49%
(1) Excludes loan servicing rights.
TABLE 35
Return on average tangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Net income (annualized)	$571,131	$437,767	$582,582	$326,967
Amortization of intangibles, net of tax (annualized)	15,984	11,247	16,190	10,795
Tangible net income (annualized) (non-GAAP)	$587,115	$449,014	$598,772	$337,762
Average total assets	$44,410,312	$41,887,638	$43,918,841	$41,506,472
Less: Average intangible assets (1)	(2,558,631)	(2,490,899)	(2,561,087)	(2,467,776)
Average tangible assets (non-GAAP)	$41,851,681	$39,396,739	$41,357,754	$39,038,696
Return on average tangible assets (non-GAAP)	1.40%	1.14%	1.45%	0.87%
(1) Excludes loan servicing rights.

TABLE 36
Tangible book value per common share

	June 30, 2023	June 30, 2022
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,817,749	$5,436,067
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,556,307)	(2,489,244)
Tangible common equity (non-GAAP)	$3,154,560	$2,839,941
Ending common shares outstanding	358,820,568	350,725,378
Tangible book value per common share (non-GAAP)	$8.79	$8.10
(1) Excludes loan servicing rights.

TABLE 37
Tangible equity to tangible assets

	June 30, 2023	June 30, 2022
(dollars in thousands)
Total stockholders' equity	$5,817,749	$5,436,067
Less: Intangible assets (1)	(2,556,307)	(2,489,244)
Tangible equity (non-GAAP)	$3,261,442	$2,946,823
Total assets	$44,777,964	$41,680,903
Less: Intangible assets (1)	(2,556,307)	(2,489,244)
Tangible assets (non-GAAP)	$42,221,657	$39,191,659
Tangible equity / tangible assets (non-GAAP)	7.72%	7.52%
(1) Excludes loan servicing rights.
TABLE 38
Tangible common equity / tangible assets

	June 30, 2023	June 30, 2022
(dollars in thousands)
Total stockholders' equity	$5,817,749	$5,436,067
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,556,307)	(2,489,244)
Tangible common equity (non-GAAP)	$3,154,560	$2,839,941
Total assets	$44,777,964	$41,680,903
Less: Intangible assets (1)	(2,556,307)	(2,489,244)
Tangible assets (non-GAAP)	$42,221,657	$39,191,659
Tangible common equity / tangible assets (non-GAAP)	7.47%	7.25%
(1) Excludes loan servicing rights.

Key Performance Indicators
TABLE 39
Efficiency ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2023	2022	2023	2022
Non-interest expense	$211,955	$192,774	$431,872	$420,200
Less: Amortization of intangibles	(5,044)	(3,549)	(10,163)	(6,776)
Less: OREO expense	(492)	(433)	(1,049)	(748)
Less: Merger-related expense	(163)	(2,027)	(2,215)	(30,656)
Less: Branch consolidation costs	—	—	—	(4,178)
Adjusted non-interest expense	$206,256	$186,765	$418,445	$377,842
Net interest income	$329,244	$253,690	$665,898	$487,766
Taxable equivalent adjustment	3,269	2,656	6,543	5,254
Non-interest income	80,309	82,154	159,698	160,476
Less: Net securities (gains) losses	6	(48)	23	(48)
Adjusted net interest income (FTE) + non-interest income	$412,828	$338,452	$832,162	$653,448
Efficiency ratio (FTE) (non-GAAP)	49.96%	55.18%	50.28%	57.82%
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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2023, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
The losses incurred by the DIF in connection with the resolution of SVB and SBNY, which are estimated to amount to approximately $22.5 billion in the aggregate, are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies if the FDIC determines such action to be appropriate and the Secretary of the UST concurs with the FDIC’s determination. On May 22, 2023, the FDIC issued its proposed rule that would impose such special assessments. The FDIC must consider a variety of factors in determining the terms and applicability of any such special assessment, including, among others, the types of entities that benefit from the action taken by the agencies, economic conditions, and anticipated industry impacts. It is also possible that our regular deposit insurance assessment rates will increase should the FDIC adopt a final rule that alters the assessment rate schedule or calculation methodology for all larger financial institutions (including FNBPA) as a result of the recent bank failures. Although we cannot predict the specific timing and terms of any final rule imposing special assessments relating to the resolution of SVB and SBNY, or any other increase in our deposit insurance assessment rates, any increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.
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
Further evaluation of recent developments may lead to legislative and regulatory initiatives intended to prevent future bank failures, raise capital requirements and stem significant deposit outflows from the banking sector. Although we cannot predict with certainty which initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, any potential changes could, among other things, subject us to additional costs and capital requirements, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding FNB's purchases of our common stock during the quarter ended June 30, 2023.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
April 1 - April 30, 2023	—	$—	—	$163,890,363
May 1 - May 31, 2023	2,288,558	10.80	2,288,558	139,135,297
June 1 - June 30, 2023	—	—	—	139,135,297
Total	2,288,558	$10.80	2,288,558
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

F.N.B. Corporation

Dated:	August 4, 2023	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2023	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 4, 2023	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)