Form 10-Q
period 2023-09-30
FNB CORP/PA/
filed 2023-11-03
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

Depositary Shares each representing 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E	FNBPrE	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2023
Common Stock, $0.01 Par Value	358,828,542	Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2023

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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash and due from banks	$409	$443
Interest-bearing deposits with banks	1,228	1,231
Cash and Cash Equivalents	1,637	1,674
Debt securities available for sale (amortized cost of $3,520 and $3,622; allowance for credit losses of $0 and $0)	3,145	3,275
Debt securities held to maturity (fair value of $3,403 and $3,687; allowance for credit losses of $0 and $0)	3,922	4,087
Loans held for sale (includes $92 and $91 measured at fair value) (1)	110	124
Loans and leases, net of unearned income of $87 and $69 (includes $40 and $12 measured at fair value) (1)	32,151	30,255
Allowance for credit losses on loans and leases	(401)	(402)
Net Loans and Leases	31,750	29,853
Premises and equipment, net	460	432
Goodwill	2,477	2,477
Core deposit and other intangible assets, net	74	89
Bank owned life insurance	660	653
Other assets	1,261	1,061
Total Assets	$45,496	$43,725
Liabilities
Deposits:
Non-interest-bearing demand	$10,704	$11,916
Interest-bearing demand	14,530	15,100
Savings	3,588	4,142
Certificates and other time deposits	5,793	3,612
Total Deposits	34,615	34,770
Short-term borrowings	2,066	1,372
Long-term borrowings	1,968	1,093
Other liabilities	953	837
Total Liabilities	39,602	38,072
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 374,939,004 and 374,907,245 shares	4	4
Additional paid-in capital	4,689	4,696
Retained earnings	1,664	1,370
Accumulated other comprehensive loss	(382)	(357)
Treasury stock – 16,110,462 and 14,437,135 shares at cost	(188)	(167)
Total Stockholders’ Equity	5,894	5,653
Total Liabilities and Stockholders’ Equity	$45,496	$43,725
(1)Amount represents loans for which we have elected the fair value option. See Note 19.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest Income
Loans and leases, including fees	$455	$297	$1,278	$760
Securities:
Taxable	38	31	109	82
Tax-exempt	7	7	21	20
Other	13	8	33	15
Total Interest Income	513	343	1,441	877
Interest Expense
Deposits	139	31	335	54
Short-term borrowings	23	6	55	17
Long-term borrowings	25	9	59	21
Total Interest Expense	187	46	449	92
Net Interest Income	326	297	992	785
Provision for credit losses	25	12	58	36
Net Interest Income After Provision for Credit Losses	301	285	934	749
Non-Interest Income
Service charges	35	36	101	102
Trust services	11	10	32	30
Insurance commissions and fees	5	6	19	20
Securities commissions and fees	7	6	21	18
Capital markets income	7	10	20	25
Mortgage banking operations	4	5	14	18
Dividends on non-marketable equity securities	5	3	15	8
Bank owned life insurance	3	2	9	9
Other	4	5	10	13
Total Non-Interest Income	81	83	241	243
Non-Interest Expense
Salaries and employee benefits	114	107	348	323
Net occupancy	18	16	52	50
Equipment	24	20	67	56
Amortization of intangibles	5	3	15	10
Outside services	21	19	61	53
Marketing	5	3	13	11
FDIC insurance	8	5	23	15
Bank shares and franchise taxes	4	4	12	12
Merger-related	—	2	2	33
Other	19	16	57	52
Total Non-Interest Expense	218	195	650	615
Income Before Income Taxes	164	173	525	377
Income taxes	19	35	91	77
Net Income	145	138	434	300
Preferred stock dividends	2	2	6	6
Net Income Available to Common Stockholders	$143	$136	$428	$294
Earnings per Common Share
Basic	$0.40	$0.39	$1.19	$0.84
Diluted	0.40	0.38	1.18	0.83
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$145	$138	$434	$300
Other comprehensive income (loss):
Securities available for sale:
Unrealized losses arising during the period, net of tax benefit of $(7), $(33), $(6) and $(84)	(26)	(116)	(22)	(294)
Derivative instruments:
Unrealized losses arising during the period, net of tax benefit of $(2), $(4), $(5) and $(9)	(7)	(13)	(17)	(30)
Reclassification adjustment for gains included in net income, net of tax expense of $2, $1, $4 and $2	6	2	13	6
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0, $0, $0 and $0	—	1	1	2
Other Comprehensive Income (Loss)	(27)	(126)	(25)	(316)
Comprehensive Income (Loss)	$118	$12	$409	$(16)
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended September 30, 2022
Balance at beginning of period	$107	$4	$4,562	$1,182	$(252)	$(167)	$5,436
Comprehensive income (loss)				138	(126)		12
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Restricted stock compensation			3				3
Balance at end of period	$107	$4	$4,565	$1,275	$(378)	$(167)	$5,406
Three Months Ended September 30, 2023
Balance at beginning of period	$107	$4	$4,686	$1,564	$(355)	$(188)	$5,818
Comprehensive income (loss)				145	(27)		118
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	1	—		—	1
Restricted stock compensation			2				2
Balance at end of period	$107	$4	$4,689	$1,664	$(382)	$(188)	$5,894

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2022
Balance at beginning of period	$107	$3	$4,109	$1,110	$(62)	$(117)	$5,150
Comprehensive income (loss)				300	(316)		(16)
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(129)			(129)
Issuance of common stock		—	1			(7)	(6)
Issuance of common stock - acquisitions		1	442				443
Repurchase of common stock						(43)	(43)
Restricted stock compensation			13				13
Balance at end of period	$107	$4	$4,565	$1,275	$(378)	$(167)	$5,406
Nine Months Ended September 30, 2023
Balance at beginning of period	$107	$4	$4,696	$1,370	$(357)	$(167)	$5,653
Comprehensive income (loss)				434	(25)		409
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(130)			(130)
Issuance of common stock		—	(21)	(4)		16	(9)
Repurchase of common stock						(37)	(37)
Restricted stock compensation			14				14
Balance at end of period	$107	$4	$4,689	$1,664	$(382)	$(188)	$5,894
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$434	$300
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	61	54
Provision for credit losses	58	36
Deferred tax expense (benefit)	3	9
Loans originated for sale	(839)	(836)
Loans sold	821	1,011
Net (gain) loss on sale of loans	(1)	(29)
Net change in:
Interest receivable	(32)	(19)
Interest payable	29	4
Bank owned life insurance, excluding purchases	(7)	(4)
Other, net	(84)	515
Net cash flows provided by operating activities	443	1,041
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,917)	(2,012)
Debt securities available for sale:
Purchases	(262)	(919)
Sales	—	287
Maturities/payments	359	598
Debt securities held to maturity:
Purchases	(104)	(845)
Maturities/payments	271	481
Increase in premises and equipment	(71)	(78)
Net cash received in business acquisition	—	75
Net cash flows used in investing activities	(1,724)	(2,413)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	(2,335)	517
Time deposits	2,178	(180)
Short-term borrowings	694	(155)
Proceeds from issuance of long-term borrowings	1,226	367
Repayment of long-term borrowings	(351)	(223)
Repurchases of common stock	(37)	(43)
Cash dividends paid:
Preferred stock	(6)	(6)
Common stock	(130)	(129)
Other, net	5	7
Net cash flows provided by financing activities	1,244	155
Net Decrease in Cash and Cash Equivalents	(37)	(1,217)
Cash and cash equivalents at beginning of period	1,674	3,493
Cash and Cash Equivalents at End of Period	$1,637	$2,276
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2023
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of September 30, 2023, we had 346 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Events occurring subsequent to September 30, 2023 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

We plan to adopt this Update on January 1, 2024. The adoption of this Update is not expected to have a material impact on our consolidated financial statements.
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

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. We consider various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to non-performing status, delinquency, risk ratings, TDR classification, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Howard acquisition, we acquired PCD loans and leases of $186.9 million. We established an ACL at acquisition of $10.0 million with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $5.4 million and the Day 1 fair value was $171.5 million. The initial provision expense for non-PCD loans associated with the Howard acquisition was $19.1 million.
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
Goodwill related to the Union acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Union acquisition of $2.2 million for the first nine months of 2023. We recorded core deposit intangibles of $41 million which reflect the much higher cost of alternative funding given the higher interest rate environment at the time of acquisition.
Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. We consider various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to non-performing status, delinquency, risk ratings, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Union acquisition, we acquired PCD loans and leases of $36.9 million. We established an ACL at acquisition of $1.8 million with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $0.5 million and the Day 1 fair value was $34.7 million. The initial provision expense for non-PCD loans associated with the Union acquisition was $9.4 million.
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

NOTE 4.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at September 30, 2023 and December 31, 2022. Accrued interest receivable on AFS debt securities totaled $10.4 million at September 30, 2023 and $8.9 million at December 31, 2022, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
September 30, 2023
U.S. Treasury	$327	$—	$(21)	$306
U.S. government agencies	85	1	—	86
U.S. government-sponsored entities	323	—	(20)	303
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,171	—	(139)	1,032
Agency collateralized mortgage obligations	986	—	(146)	840
Commercial mortgage-backed securities	565	—	(44)	521
States of the U.S. and political subdivisions (municipals)	30	—	(4)	26
Other debt securities	33	—	(2)	31
Total debt securities AFS	$3,520	$1	$(376)	$3,145

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2022
U.S. Treasury	$278	$—	$(21)	$257
U.S. government agencies	107	1	—	108
U.S. government-sponsored entities	283	—	(21)	262
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,360	—	(128)	1,232
Agency collateralized mortgage obligations	1,110	—	(138)	972
Commercial mortgage-backed securities	430	—	(35)	395
States of the U.S. and political subdivisions (municipals)	33	—	(4)	29
Other debt securities	21	—	(1)	20
Total debt securities AFS	$3,622	$1	$(348)	$3,275
The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.30 million and $0.23 million at September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on HTM debt securities totaled $13.4 million and $14.0 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.

TABLE 4.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
September 30, 2023
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	93	—	(1)	92
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,052	—	(144)	908
Agency collateralized mortgage obligations	852	—	(132)	720
Commercial mortgage-backed securities	891	—	(68)	823
States of the U.S. and political subdivisions (municipals)	1,017	—	(172)	845
Other debt securities	16	—	(2)	14
Total debt securities HTM	$3,922	$—	$(519)	$3,403

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2022
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	52	—	—	52
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,178	—	(125)	1,053
Agency collateralized mortgage obligations	953	—	(120)	833
Commercial mortgage-backed securities	866	2	(50)	818
States of the U.S. and political subdivisions (municipals)	1,025	1	(107)	919
Other debt securities	12	—	(1)	11
Total debt securities HTM	$4,087	$3	$(403)	$3,687

There were no significant gross gains or gross losses realized on securities during the nine months ended September 30, 2023 or 2022. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 84.6% of these securities backed or sponsored by the U.S. government as of September 30, 2023.

As of September 30, 2023, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$54	$54	$2	$2
Due after one year but within five years	655	612	140	136
Due after five years but within ten years	53	51	224	196
Due after ten years	36	35	761	618
	798	752	1,127	952
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,171	1,032	1,052	908
Agency collateralized mortgage obligations	986	840	852	720
Commercial mortgage-backed securities	565	521	891	823
Total debt securities	$3,520	$3,145	$3,922	$3,403
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

(dollars in millions)	September 30, 2023	December 31, 2022
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,995	$6,403
As collateral for short-term borrowings	281	348
Securities pledged as a percent of total securities	88.8%	91.7%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
September 30, 2023
U.S. Treasury	—	$—	$—	6	$257	$(21)	6	$257	$(21)
U.S. government agencies	5	24	—	8	15	—	13	39	—
U.S. government-sponsored entities	2	50	—	10	253	(20)	12	303	(20)
Residential mortgage-backed securities:
Agency mortgage-backed securities	7	2	—	114	1,029	(139)	121	1,031	(139)
Agency collateralized mortgage obligations	—	—	—	71	840	(146)	71	840	(146)
Commercial mortgage-backed securities	5	148	(3)	21	373	(41)	26	521	(44)
States of the U.S. and political subdivisions (municipals)	—	—	—	13	26	(4)	13	26	(4)
Other debt securities	2	8	(1)	7	17	(1)	9	25	(2)
Total	21	$232	$(4)	250	$2,810	$(372)	271	$3,042	$(376)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2022
U.S. Treasury	3	$120	$(7)	3	$137	$(14)	6	$257	$(21)
U.S. government agencies	6	46	—	8	4	—	14	50	—
U.S. government-sponsored entities	9	150	(8)	4	112	(13)	13	262	(21)
Residential mortgage-backed securities:
Agency mortgage-backed securities	104	773	(58)	13	455	(70)	117	1,228	(128)
Agency collateralized mortgage obligations	49	455	(42)	23	517	(96)	72	972	(138)
Commercial mortgage-backed securities	16	302	(21)	5	94	(14)	21	396	(35)
States of the U.S. and political subdivisions (municipals)	4	7	(1)	10	22	(3)	14	29	(4)
Other debt securities	7	15	(1)	1	2	—	8	17	(1)
Total	198	$1,868	$(138)	67	$1,343	$(210)	265	$3,211	$(348)
We evaluated the AFS debt securities that were in an unrealized loss position at September 30, 2023. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these

AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.
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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of September 30, 2023 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
The ACL on the HTM municipal bond portfolio is calculated on each bond using:
•The bond’s underlying credit rating, time to maturity and exposure amount;
•Credit enhancements that improve the bond’s credit rating (e.g., insurance); and
•Moody’s U.S. Bond Defaults and Recoveries, 1970-2022 study.
By using these components, we derive the expected credit loss on the HTM general obligation municipal bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our Commercial and Industrial Non-Manufacturing loan portfolio forecast adjustment as derived through our assessment of the loan portfolio as a proxy for our municipal bond portfolio.
Our corporate bond portfolio, with a carrying amount of $47.0 million as of September 30, 2023 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $2.8 million.
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
For the year-to-date periods ending September 30, 2023 and 2022, we had no significant provision expense and no charge-offs or recoveries. The ACL on the HTM portfolio was $0.30 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.24 million relating to other debt securities, as of September 30, 2023, and $0.07 million relating to the municipal bond portfolio and $0.16 million relating to other debt securities as of December 31, 2022. The AFS securities portfolios did not have an ACL at September 30, 2023 or December 31, 2022 and there were no securities that were past due or on non-accrual at either date.

NOTE 5.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $124.0 million at September 30, 2023 and $99.3 million at December 31, 2022, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

(in millions)	September 30, 2023	December 31, 2022
Commercial real estate	$11,962	$11,526
Commercial and industrial	7,462	7,131
Commercial leases	562	519
Other	160	114
Total commercial loans and leases	20,146	19,290
Direct installment	2,754	2,784
Residential mortgages	6,434	5,297
Indirect installment	1,519	1,553
Consumer lines of credit	1,298	1,331
Total consumer loans	12,005	10,965
Total loans and leases, net of unearned income	$32,151	$30,255
The remaining accretable discount included in the amortized cost of acquired loans was $46.7 million and $58.6 million at September 30, 2023 and December 31, 2022, respectively, which included $10.1 million and $30.9 million established for Howard and Union, respectively, at the time of acquisition.
The loans and leases portfolio categories are comprised of the following types of loans, where in each case the LGD is dependent on the nature and value of the respective collateral:
•Commercial real estate includes both owner-occupied and non-owner-occupied loans, including construction loans, secured by commercial properties where operational cash flows on owner-occupied properties or rents received by our borrowers from their tenant(s) on both a property and global basis are the primary default risk drivers, including rents paid by stand-alone business customers for owner-occupied properties;
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
•Residential mortgages consist of conventional and jumbo mortgage loans, including construction loans, for 1-4 family properties where the primary default risk driver is the borrower's employment status and income;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

(dollars in millions)	September 30, 2023	December 31, 2022
Commercial real estate:
Percent owner-occupied	29.0%	30.2%
Percent non-owner-occupied	71.0	69.8
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 5.4

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$964	$2,043	$2,356	$1,513	$1,153	$2,825	$234	$11,088
Special Mention	1	74	37	131	99	216	7	565
Substandard	3	23	17	14	65	170	17	309
Total commercial real estate	968	2,140	2,410	1,658	1,317	3,211	258	11,962
Commercial real estate current period gross charge-offs	—	0.1	0.2	—	—	8.6	—	8.9
Commercial and Industrial:
Risk Rating:
Pass	1,240	1,464	930	667	460	584	1,650	6,995
Special Mention	12	9	69	3	18	38	33	182
Substandard	28	14	48	8	19	57	111	285
Total commercial and industrial	1,280	1,487	1,047	678	497	679	1,794	7,462
Commercial and industrial current period gross charge-offs	0.1	0.3	0.4	0.6	1.6	45.5	—	48.5
Commercial Leases:
Risk Rating:
Pass	177	142	89	54	29	45	—	536
Special Mention	—	—	—	—	1	—	—	1
Substandard	7	3	5	7	2	1	—	25
Total commercial leases	184	145	94	61	32	46	—	562
Commercial leases current period gross charge-offs	—	—	—	—	—	—	—	—
Other Commercial:
Risk Rating:
Pass	78	—	—	—	—	9	73	160
Total other commercial	78	—	—	—	—	9	73	160
Other commercial current period gross charge-offs	—	—	—	—	—	3.3	—	3.3
Total commercial loans and leases	2,510	3,772	3,551	2,397	1,846	3,945	2,125	20,146

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	261	735	809	408	143	386	—	2,742
Past due	—	1	1	1	—	9	—	12
Total direct installment	261	736	810	409	143	395	—	2,754
Direct installment current period gross charge-offs	—	0.1	0.1	0.1	—	0.2	—	0.5
Residential Mortgages:
Current	1,145	1,684	1,542	815	351	853	1	6,391
Past due	1	5	2	2	2	31	—	43
Total residential mortgages	1,146	1,689	1,544	817	353	884	1	6,434
Residential mortgages current period gross charge-offs	—	—	—	0.1	—	0.6	—	0.7
Indirect Installment:
Current	371	638	266	114	51	59	—	1,499
Past due	1	8	7	2	1	1	—	20
Total indirect installment	372	646	273	116	52	60	—	1,519
Indirect installment current period gross charge-offs	0.2	2.8	2.9	0.5	0.2	0.3	—	6.9
Consumer Lines of Credit:
Current	31	64	15	2	2	119	1,050	1,283
Past due	—	—	1	—	1	12	1	15
Total consumer lines of credit	31	64	16	2	3	131	1,051	1,298
Consumer lines of credit current period gross charge-offs	—	—	0.1	—	—	0.7	—	0.8
Total consumer loans	1,810	3,135	2,643	1,344	551	1,470	1,052	12,005
Total loans and leases	$4,320	$6,907	$6,194	$3,741	$2,397	$5,415	$3,177	$32,151
Total charge-offs	$0.3	$3.3	$3.7	$1.3	$1.8	$59.2	$—	$69.6

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 5.5

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
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
Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 5.6

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
September 30, 2023
Commercial real estate	$15	$—	$44	$59	$11,903	$11,962	$20
Commercial and industrial	7	—	44	51	7,411	7,462	9
Commercial leases	—	—	1	1	561	562	—
Other	1	—	—	1	159	160	—
Total commercial loans and leases	23	—	89	112	20,034	20,146	29
Direct installment	5	1	6	12	2,742	2,754	—
Residential mortgages	29	4	10	43	6,391	6,434	—
Indirect installment	16	2	2	20	1,499	1,519	—
Consumer lines of credit	7	2	6	15	1,283	1,298	—
Total consumer loans	57	9	24	90	11,915	12,005	—
Total loans and leases	$80	$9	$113	$202	$31,949	$32,151	$29

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2022
Commercial real estate	$13	$—	$39	$52	$11,474	$11,526	$15
Commercial and industrial	9	1	44	54	7,077	7,131	11
Commercial leases	3	—	1	4	515	519	—
Other	1	—	—	1	113	114	—
Total commercial loans and leases	26	1	84	111	19,179	19,290	26
Direct installment	7	1	7	15	2,769	2,784	—
Residential mortgages	28	6	14	48	5,249	5,297	—
Indirect installment	20	1	1	22	1,531	1,553	—
Consumer lines of credit	10	3	7	20	1,311	1,331	—
Total consumer loans	65	11	29	105	10,860	10,965	—
Total loans and leases	$91	$12	$113	$216	$30,039	$30,255	$26

Following is a summary of non-performing assets:
TABLE 5.7

(dollars in millions)	September 30, 2023	December 31, 2022
Non-accrual loans	$113	$113
Total non-performing loans and leases	113	113
Other real estate owned	3	6
Total non-performing assets	$116	$119
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.35%	0.37%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.39	0.44
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.6 million at September 30, 2023 and $1.1 million at December 31, 2022. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at September 30, 2023 and December 31, 2022 totaled $9.9 million and $11.8 million, respectively.
Approximately $47.3 million of commercial loans are collateral dependent at September 30, 2023. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.08 million at September 30, 2023, and is excluded from the amortized cost of loan modifications in the tables below.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 5.8

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended September 30, 2023
Term Extension
Commercial real estate	$0.8	0.01%	The modified loans had an average increase in term of 46 months, extending the maturity date.
Commercial and industrial	0.7	0.01	The modified loans had an average increase in term of 25 months, extending the maturity date.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 74 months, extending the maturity date.
Residential mortgages	1.1	0.02	The modified loans had an average increase in term of 42 months, extending the maturity date.
Consumer lines of credit	0.2	0.02	The lines were termed to an average of 243 months.
Total	3.2
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	The term was extended and the rate was reduced, lowering the monthly payment.
Direct installment	0.1	—	The term was extended and the rate was reduced, lowering the monthly payment.
Residential mortgages	0.1	—	The term was extended and the rate was reduced, lowering the monthly payment.
Total	0.3
Other
Commercial real estate	0.2	—	Multiple modifications were made with no material financial effect.
Direct installment	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.4	0.03	Multiple modifications were made with no material financial effect.
Total	0.7
Total Outstanding Modified	$4.2

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Nine Months Ended September 30, 2023
Term Extension
Commercial real estate	$12.3	0.10%	The modified loans had an average increase in term of 24 months, extending the maturity date.
Commercial and industrial	3.0	0.04	The modified loans had an average increase in term of 16 months, extending the maturity date.
Direct installment	0.8	0.03	The modified loans had an average increase in term of 99 months, extending the maturity date.
Residential mortgages	2.7	0.04	The modified loans had an average increase in term of 105 months, extending the maturity date.
Consumer lines of credit	0.4	0.03	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	19.2
Term Extension and Rate Reduction
Commercial and industrial	0.3	—	The term was extended, with a weighted average yield reduction of 462 bps.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 330 months, extending the maturity date.
Residential mortgages	0.8	0.01	The term was extended, with a weighted average yield reduction of 267 bps.
Consumer lines of credit	0.6	0.05	The term was extended, with a weighted average yield reduction of 321 bps.
Total	2.1
Other
Commercial real estate	0.5	—	Multiple modifications were made with no material financial effect.
Direct installment	0.1	—	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.6	0.05	Multiple modifications were made with no material financial effect.
Total	1.3
Total Outstanding Modified	$22.6
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first nine months of 2023.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There was $1.4 million and no specific reserve for commercial loans modified at September 30, 2023 and December 31, 2022, respectively, and pooled reserves for individual loans of $1.5 million and $1.1 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.8 million at both September 30, 2023 and December 31, 2022. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 5.9

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended September 30, 2023
Commercial real estate	$—	$—	$0.2	$0.2
Commercial and industrial	0.5	0.1	—	0.6
Total commercial loans and leases	0.5	0.1	0.2	0.8
Direct installment	0.1	—	—	0.1
Residential mortgages	0.1	—	—	0.1
Total consumer loans	0.2	—	—	0.2
Total	$0.7	$0.1	$0.2	$1.0

Nine Months Ended September 30, 2023
Commercial real estate	$0.4	$—	$0.9	$1.3
Commercial and industrial	2.0	0.3	—	2.3
Total commercial loans and leases	2.4	0.3	0.9	3.6
Direct installment	0.1	—	—	0.1
Residential mortgages	0.1	0.3	—	0.4
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.3	0.3	—	0.6
Total	$2.7	$0.6	$0.9	$4.2
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 5.10

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2023
Commercial real estate	$12.9	$—	$—
Commercial and industrial	3.2	—	—
Total commercial loans and leases	16.1	—	—
Direct installment	1.2	0.2	—
Residential mortgages	2.6	0.8	0.1
Consumer lines of credit	1.6	—	—
Total consumer loans	5.4	1.0	0.1
Total	$21.5	$1.0	$0.1

Prior to the adoption of ASU 2022-02, below are the tables relating to the TDR disclosures as of September 30, 2022.
Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated.
TABLE 5.11

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$—	$—	14	$5	$4
Commercial and industrial	3	—	—	10	1	1
Total commercial loans	5	—	—	24	6	5
Direct installment	8	1	1	33	1	1
Residential mortgages	14	2	2	34	5	5
Consumer lines of credit	6	—	—	12	1	1
Total consumer loans	28	3	3	79	7	7
Total	33	$3	$3	103	$13	$12
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
Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2023
Commercial real estate	$154.2	$(0.6)	$0.9	$0.3	$0.5	$155.0
Commercial and industrial	114.3	(37.2)	1.4	(35.8)	17.1	95.6
Commercial leases	15.2	—	—	—	2.9	18.1
Other	3.8	(0.9)	0.2	(0.7)	1.1	4.2
Total commercial loans and leases	287.5	(38.7)	2.5	(36.2)	21.6	272.9
Direct installment	35.6	(0.1)	0.2	0.1	(1.0)	34.7
Residential mortgages	63.4	(0.1)	0.1	—	4.0	67.4
Indirect installment	16.6	(2.1)	0.5	(1.6)	1.1	16.1
Consumer lines of credit	9.6	(0.2)	0.2	—	(0.1)	9.5
Total consumer loans	125.2	(2.5)	1.0	(1.5)	4.0	127.7
Total allowance for credit losses on loans and leases	412.7	(41.2)	3.5	(37.7)	25.6	400.6
Allowance for unfunded loan commitments	21.0	—	—	—	0.3	21.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$433.7	$(41.2)	$3.5	$(37.7)	$25.9	$421.9

Nine Months Ended September 30, 2023
Commercial real estate	$162.1	$(8.9)	$3.2	$(5.7)	$(1.4)	$155.0
Commercial and industrial	102.1	(48.5)	3.0	(45.5)	39.0	95.6
Commercial leases	13.5	—	—	—	4.6	18.1
Other	4.0	(3.3)	0.7	(2.6)	2.8	4.2
Total commercial loans and leases	281.7	(60.7)	6.9	(53.8)	45.0	272.9
Direct installment	35.9	(0.5)	0.5	—	(1.2)	34.7
Residential mortgages	55.5	(0.7)	0.3	(0.4)	12.3	67.4
Indirect installment	17.3	(6.9)	1.6	(5.3)	4.1	16.1
Consumer lines of credit	11.3	(0.8)	0.7	(0.1)	(1.7)	9.5
Total consumer loans	120.0	(8.9)	3.1	(5.8)	13.5	127.7
Total allowance for credit losses on loans and leases	401.7	(69.6)	10.0	(59.6)	58.5	400.6
Allowance for unfunded loan commitments	21.4	—	—	—	(0.1)	21.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(69.6)	$10.0	$(59.6)	$58.4	$421.9

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2022
Commercial real estate	$157.9	$(1.3)	$0.5	$(0.8)	$(1.8)	$155.3
Commercial and industrial	94.3	(0.8)	0.9	0.1	1.8	96.2
Commercial leases	13.7	—	—	—	0.5	14.2
Other	4.2	(0.9)	0.3	(0.6)	0.6	4.2
Total commercial loans and leases	270.1	(3.0)	1.7	(1.3)	1.1	269.9
Direct installment	34.2	(0.2)	0.1	(0.1)	2.0	36.1
Residential mortgages	47.2	(0.3)	0.2	(0.1)	4.3	51.4
Indirect installment	16.0	(1.9)	0.6	(1.3)	2.4	17.1
Consumer lines of credit	10.5	(0.3)	0.3	—	0.3	10.8
Total consumer loans	107.9	(2.7)	1.2	(1.5)	9.0	115.4
Total allowance for credit losses on loans and leases	378.0	(5.7)	2.9	(2.8)	10.1	385.3
Allowance for unfunded loan commitments	18.2	—	—	—	1.1	19.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$396.2	$(5.7)	$2.9	$(2.8)	$11.2	$404.6

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Period
Nine Months Ended September 30, 2022
Commercial real estate	$156.5	$(2.9)	$2.6	$(0.3)	$(5.3)	$4.4	$155.3
Commercial and industrial	87.4	(5.1)	4.9	(0.2)	5.6	3.4	96.2
Commercial leases	14.7	(0.1)	—	(0.1)	(0.4)	—	14.2
Other	2.6	(2.3)	0.8	(1.5)	3.1	—	4.2
Total commercial loans and leases	261.2	(10.4)	8.3	(2.1)	3.0	7.8	269.9
Direct installment	26.4	(0.4)	0.5	0.1	9.1	0.5	36.1
Residential mortgages	33.1	(0.6)	0.5	(0.1)	17.1	1.3	51.4
Indirect installment	13.5	(4.1)	1.7	(2.4)	6.0	—	17.1
Consumer lines of credit	10.1	(0.7)	0.9	0.2	0.1	0.4	10.8
Total consumer loans	83.1	(5.8)	3.6	(2.2)	32.3	2.2	115.4
Total allowance for credit losses on loans and leases	344.3	(16.2)	11.9	(4.3)	35.3	10.0	385.3
Allowance for unfunded loan commitments	19.1	—	—	—	0.2	—	19.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(16.2)	$11.9	$(4.3)	$35.5	$10.0	$404.6

Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in millions)
Balance at beginning of period	$21.0	$18.2	$21.4	$19.1
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.3	1.1	(0.1)	0.2
Balance at end of period	$21.3	$19.3	$21.3	$19.3
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
At September 30, 2023 and December 31, 2022, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2023, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 0.5% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 3.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 35.0% in 2023 and 14.5% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2022 included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.
The ACL on loans and leases of $400.6 million at September 30, 2023 decreased $1.1 million, or 0.3%, from December 31, 2022. Our ending ACL coverage ratio at September 30, 2023 was 1.25%, compared to 1.33% at December 31, 2022. Total provision for credit losses for the three months ended September 30, 2023 was $25.9 million compared to $11.2 million for the same period of 2022 with the increase supporting loan growth and $18.8 million for the previously disclosed $31.9 million isolated commercial loan that was downgraded to non-performing status in the second quarter of 2023 based upon initial indications of alleged fraud determined late in the second quarter. Findings uncovered during our ongoing investigation, including subsequent bankruptcy filings by our borrower and its primary supplier in the third quarter of 2023, resulted in the outstanding balance being fully charged-off. The third quarter of 2023 reflected net charge-offs of $37.7 million, or 0.47% annualized of average total loans, compared to $2.8 million, or 0.04% annualized, in the third quarter of 2022. Total provision for credit losses for the nine months ended September 30, 2023 was $58.5 million including $31.9 million in provision for the previously disclosed isolated commercial loan, compared to $35.6 million that included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition for the same period of 2022. Net charge-offs were $59.6 million, or 0.26% annualized of average total loans, during the nine months ended September 30, 2023, compared to $4.3 million, or 0.02% annualized, for the same period of 2022.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

(in millions)	September 30, 2023	December 31, 2022
Mortgage loans sold with servicing retained	$5,638	$5,242

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Mortgage loans sold with servicing retained	$322	$204	$781	$870
Pre-tax net gains (losses) resulting from above loan sales (1)	1	(2)	1	(9)
Mortgage servicing fees (1)	3	3	10	9
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 7.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$55.7	$50.7	$52.8	$44.4
Additions	3.8	2.4	9.0	10.5
Payoffs and curtailments	(1.3)	(0.8)	(1.6)	(3.8)
Impairment (charge) / recovery	—	—	—	2.5
Amortization / other	0.2	(0.6)	(1.8)	(1.9)
Balance at end of period	$58.4	$51.7	$58.4	$51.7
Fair value, beginning of period	$72.1	$64.1	$68.6	$46.0
Fair value, end of period	75.1	69.6	75.1	69.6
We had no valuation allowance for MSRs as of September 30, 2023 or December 31, 2022.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

(dollars in millions)	September 30, 2023	December 31, 2022
Weighted average life (months)	97	96
Constant prepayment rate (annualized)	7.2%	7.3%
Discount rate	10.7%	10.0%
Effect on fair value due to change in interest rates:
+2.00%	$3	$9
+1.00%	2	4
+0.50%	1	2
+0.25%	1	1
-0.25%	(1)	(1)
-0.50%	(2)	(3)
-1.00%	(6)	(6)
-2.00%	(14)	(15)
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

NOTE 8.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of September 30, 2023, we had operating lease right-of-use assets and operating lease liabilities of $158.6 million and $178.9 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $31.9 million and $32.9 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2023, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $45.4 million in right-of-use assets and $60.0 million in other liabilities. These operating leases are currently expected to commence throughout the remainder of 2023 and into 2024 with lease terms of up to 21 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. During 2023, several floors of the FNB headquarters building have been made available to FNB for the purpose of constructing our office spaces, and we commenced the lease of those floors. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 8.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Operating lease cost	$9	$8	$25	$24
Variable lease cost	1	1	3	3
Finance lease cost	1	—	3	—
Total lease cost	$11	$9	$31	$27
Other information related to leases is as follows:
TABLE 8.2

	Nine Months Ended September 30,
(dollars in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$31	$—
Finance leases	$—	$—
Weighted average remaining lease term (years):
Operating leases	10.36	9.51
Finance leases	19.75	21.23
Weighted average discount rate:
Operating leases	3.2%	2.4%
Finance leases	3.2%	2.6%
Maturities of lease liabilities were as follows:
TABLE 8.3

(in millions)	Operating Leases	Finance Leases	Total Leases
September 30, 2023
2023	$9	$1	$10
2024	29	2	31
2025	24	2	26
2026	21	2	23
2027	18	2	20
Later years	117	36	153
Total lease payments	218	45	263
Less: imputed interest	(39)	(12)	(51)
Present value of lease liabilities	$179	$33	$212

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
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary.
TABLE 9.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2023
Trust preferred securities (1)	$3	$73	$—
Affordable housing tax credit partnerships	122	40	122
Other investments	41	6	41
Total	$166	$119	$163
December 31, 2022
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	123	37	123
Other investments	33	9	33
Total	$157	$118	$156
(1) Represents our investment in unconsolidated subsidiaries.
Trust-Preferred Securities
We have certain wholly-owned trusts whose assets, liabilities, equity, income and expenses are not included within our Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing TPS, from which the proceeds are then invested in our junior subordinated debentures, which are reflected in our Consolidated Balance Sheets as junior subordinated debt. The TPS are the obligations of the trusts, and as such, are not consolidated within our Consolidated Financial Statements. For additional information relating to our TPS, see Note 10, “Borrowings” in the Notes to Consolidated Financial Statements.
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
The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 9.2

(in millions)	September 30, 2023	December 31, 2022
LIHTC investments included in other assets	$82	$86
Unfunded LIHTC commitments	40	37
The following table summarizes the impact of these LIHTC investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 9.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$4	$4	$12	$11
Low-income housing tax credits	(4)	(3)	(12)	(11)
Other tax benefits related to tax credit investments	(1)	(1)	(2)	(2)
Total impact on provision for income taxes	$(1)	$—	$(2)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies, Historic Tax Credit investments, New Market Tax Credit investments and other equity method investments.
NOTE 10.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 10.1

(in millions)	September 30, 2023	December 31, 2022
Securities sold under repurchase agreements	$259	$317
Federal Home Loan Bank advances	1,665	930
Federal funds purchased	30	—
Subordinated notes	112	125
Total short-term borrowings	$2,066	$1,372
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, 15.9% had overnight maturities as of September 30, 2023. We did not have any short-term FHLB advances with overnight maturities as of December 31, 2022. At September 30, 2023, $600.0 million, or 36.0%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $930.0 million, or 100.0%, as of December 31, 2022.
Following is a summary of long-term borrowings:
TABLE 10.2

(in millions)	September 30, 2023	December 31, 2022
Federal Home Loan Bank advances	$1,200	$—
Senior notes	348	648
Subordinated notes	80	70
Junior subordinated debt	73	72
Other subordinated debt	267	303
Total long-term borrowings	$1,968	$1,093
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
During 2022, we assumed $25 million of other subordinated debt and $5 million of junior subordinated debt from the Howard acquisition and $31 million of other subordinated debt from the Union acquisition. During the second quarter of 2023, we called $6 million in other subordinated debt acquired from the Union acquisition and we repurchased and retired $15.0 million in other subordinated debt assumed in a previous acquisition. Additionally, during the third quarter of 2023, $13.6 million in other subordinated debt assumed in a previous acquisition matured and we repurchased and retired $1.0 million in other subordinated debt acquired from the Howard acquisition.
Our banking affiliate has available credit with the FHLB of $10.6 billion, of which $2.9 billion was utilized and included in short-term and long-term borrowings and $700.0 million was utilized for a letter of credit for pledging of public funds as of September 30, 2023. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2023 while the long-term borrowings are scheduled to mature periodically through 2027. Effective interest rates paid on the long-term FHLB advances held during 2023 ranged from 4.23% to 4.88% for the three months ended September 30, 2023. There were no long-term FHLB borrowings during the first nine months of 2022, or as of December 31, 2022. Our banking affiliate has additional unused other wholesale credit availability of $8.6 billion as of September 30, 2023.

The following table provides information relating to our senior notes and other subordinated debt as of September 30, 2023. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 10.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$348	8/25/2025	5.150%
Total senior notes	350	347	348
Other Subordinated Debt:
4.950% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	4.950%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
6.000% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (4)	25	26	24	12/6/2028	6.000%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (3) (4)	25	24	24	5/29/2030	5.000%
Total other subordinated debt	270	266	267
Total	$620	$613	$615
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
The following table provides information relating to the Trusts as of September 30, 2023:
TABLE 10.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	7.32%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	6.99%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	7.12%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	7.15%	SOFR + 148 bps
Total	$77	$3	$73
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 11.1

	September 30, 2023			December 31, 2022
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$2,000	$—	$4	$2,180	$—	$1
Interest rate swaps – not designated	5,577	140	2	5,333	89	6
Total subject to master netting arrangements	7,577	140	6	7,513	89	7
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,577	2	460	5,333	6	390
Interest rate lock commitments – not designated	234	—	3	163	—	12
Forward delivery commitments – not designated	198	3	—	203	1	2
Credit risk contracts – not designated	649	—	—	506	—	—
Total not subject to master netting arrangements	6,658	5	463	6,205	7	404
Total	$14,235	$145	$469	$13,718	$96	$411
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
Derivatives Designated as Hedging Instruments under GAAP
Interest Rate Contracts. We entered into interest rate derivative agreements to modify the interest rate characteristics of certain commercial loans and certain of our FHLB advances from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to market interest rate changes. These agreements are designated as cash flow hedges, in the form of interest rate swaps and collars, hedging the exposure to variability in expected future cash flows. The derivative’s gain or loss, including any ineffectiveness, is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings.

The following table shows amounts reclassified from AOCI:
TABLE 11.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2023	2022		2023	2022
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(21)	$(39)	Interest income (expense)	$(16)	$(8)
			Other income	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 11.3

	Nine months ended September 30,
	2023		2022
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,278	$55	$760	$17
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(33)	17	(1)	(7)
As of September 30, 2023, the maximum length of time over which forecasted interest cash flows are hedged is 2.6 years. In the twelve months that follow September 30, 2023, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $36.4 million ($28.2 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2023.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the nine months ended September 30, 2023 and 2022, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Risk participation agreements sold with notional amounts totaling $529.6 million as of September 30, 2023 have remaining terms ranging from one day to eighteen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at September 30, 2023 and $0.1 million at December 31, 2022. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at September 30, 2023 and $0.1 million and $0.1 million, respectively at December 31, 2022.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 11.4

		Nine Months Ended September 30,
(in millions)	Consolidated Statements of Income Location	2023	2022
Interest rate swaps	Non-interest income - other	$(1)	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	4	2
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay nothing as of September 30, 2023 and an additional $0.1 million as of December 31, 2022, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 11.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
September 30, 2023
Derivative Assets
Interest rate contracts:
Not designated	$140	$—	$140	$—
Total	$140	$—	$140	$—

Derivative Liabilities
Interest rate contracts:
Designated	$4	$—	$4	$—
Not designated	2	—	2	—
Total	$6	$—	$6	$—

December 31, 2022
Derivative Assets
Interest rate contracts:
Not designated	$89	$—	$88	$1
Total	$89	$—	$88	$1

Derivative Liabilities
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	6	—	6	—
Total	$7	$—	$7	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 12.1

(in millions)	September 30, 2023	December 31, 2022
Commitments to extend credit	$13,457	$13,250
Standby letters of credit	232	207
At September 30, 2023, funding of 74.9% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $21.3 million at September 30, 2023 and $21.4 million at December 31, 2022. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
In view of the inherent unpredictability of outcomes in litigation and governmental and regulatory matters, particularly where (i) the damages sought are indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel legal theories or a large number of parties, as a matter of course, there is considerable uncertainty surrounding the timing or ultimate resolution of litigation and governmental and regulatory matters, including a possible eventual loss, financial or other commitments, fine, restitution, penalty, business or adverse reputational impact, if any, associated with each such matter. In accordance with applicable accounting guidance, we establish accruals for litigation and governmental and regulatory matters when those matters proceed to a stage where they present loss contingencies that are both probable and reasonably estimable. In such cases, there may be a possible exposure to loss in excess of any amounts accrued. We will continue to monitor such matters, including ongoing reviews, examinations, and investigations by banking regulatory agencies and other government authorities, for developments that could affect the amount of the accrual, and will adjust the accrual amount as appropriate. If the loss contingency in question is not both probable and reasonably estimable, we do not establish an accrual and the matter will continue to be monitored for any developments that would make the loss contingency both probable and reasonably estimable. We believe that our accruals for legal proceedings are appropriate and, in the aggregate, are not material to our consolidated financial position, although future accruals could have a material effect on net income in a given period.
NOTE 13.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,426,146 and 1,266,821 restricted stock units during the nine months ended September 30, 2023 and 2022, respectively, including 290,764 and 297,508 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 7,397,956 shares of common stock. As of September 30, 2023, we had 5,529,405 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 13.1

	Nine Months Ended September 30,
	2023		2022
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	4,821,182	$10.30	4,680,786	$9.71
Granted	1,426,146	12.71	1,266,821	13.07
Acquired	—	—	60,300	9.41
Net adjustment	172,874	—	244,258	9.34
Vested	(2,310,042)	7.03	(1,683,372)	10.58
Forfeited/expired/canceled	(605,383)	7.93	(219,058)	10.95
Dividend reinvestment	—	—	137,976	11.91
Unvested units outstanding at end of period	3,504,777	12.88	4,487,711	10.31
The following table provides certain information related to restricted stock units:
TABLE 13.2

(in millions)	Nine Months Ended September 30,
	2023	2022
Stock-based compensation expense	$15	$15
Tax benefit related to stock-based compensation expense	3	3
Fair value of units vested	18	21
As of September 30, 2023, there was $13.0 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of September 30, 2023 are as follows:
TABLE 13.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,541,229	963,548	3,504,777
Unrecognized compensation expense	$13	$—	$13
Intrinsic value	$27	$10	$37
Weighted average remaining life (in years)	1.90	1.61	1.82

Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.

As of September 30, 2023, we had 104,223 stock options outstanding and exercisable at a weighted average exercise price per share of $9.96, compared to 167,948 stock options outstanding and exercisable at a weighted average exercise price per share of $9.03 as of September 30, 2022.
The intrinsic value of outstanding and exercisable stock options at September 30, 2023 was $0.1 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.
NOTE 14.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 14.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2023	2022	2023	2022
Current income taxes:
Federal taxes	$12	$32	$79	$61
State taxes	3	2	8	7
Total current income taxes	15	34	87	68
Deferred income taxes:
Federal taxes	3	—	2	8
State taxes	1	1	2	1
Total deferred income taxes	4	1	4	9
Total income taxes	$19	$35	$91	$77
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	11.5	20.7	17.4	20.5
Income tax expense was higher for the nine months ended September 30, 2023 due to higher pre-tax earnings as we had merger-related expenses from the Howard and Union acquisitions in 2022. This was partially offset by the recording of tax benefits from renewable energy investment tax credits in 2023 as part of a solar project financing transaction. The decrease in the effective tax rate for the nine months ended September 30, 2023 compared to 2022 was primarily due to tax benefits from the investment tax credits recorded in 2023.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $153.7 million and $147.7 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 15.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 15.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2023
Balance at beginning of period	$(269)	$(44)	$(44)	$(357)
Other comprehensive (loss) income before reclassifications	(22)	(17)	1	(38)
Amounts reclassified from AOCI	—	13	—	13
Net current period other comprehensive (loss) income	(22)	(4)	1	(25)
Balance at end of period	$(291)	$(48)	$(43)	$(382)
The amounts reclassified from AOCI related to debt securities AFS are included in net securities gains (losses) on the Consolidated Statements of Income, while the amounts reclassified from AOCI related to derivative instruments in cash flow hedge programs are generally included in interest income on loans and leases on the Consolidated Statements of Income. The tax (benefit) expense amounts reclassified from AOCI in connection with the debt securities AFS and derivative instruments reclassifications are included in income taxes on the Consolidated Statements of Income.
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 16.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2023	2022	2023	2022
Net income	$145	$138	$434	$300
Less: Preferred stock dividends	2	2	6	6
Net income available to common stockholders	$143	$136	$428	$294
Basic weighted average common shares outstanding	360,847,457	350,910,562	360,603,432	348,868,423
Net effect of dilutive stock options and restricted stock	930,968	3,743,917	2,501,504	3,917,702
Diluted weighted average common shares outstanding	361,778,425	354,654,479	363,104,936	352,786,125
Earnings per common share:
Basic	$0.40	$0.39	$1.19	$0.84
Diluted	$0.40	$0.38	$1.18	$0.83
There were no anti-dilutive shares for either the three months or nine months ended September 30, 2023 and 2022.

NOTE 17.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 17.1

	Nine Months Ended September 30,
(in millions)	2023	2022
Interest paid on deposits and other borrowings	$420	$88
Income taxes paid	94	56
Transfers of loans to other real estate owned	2	1
Loans transferred to portfolio from held for sale	33	—
We did not have any restricted cash as of September 30, 2023 and 2022.
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
TABLE 18.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2023
Interest income	$512	$—	$—	$1	$513
Interest expense	180	—	—	7	187
Net interest income	332	—	—	(6)	326
Provision for credit losses	25	—	—	—	25
Non-interest income	60	18	4	(1)	81
Non-interest expense (1)	194	12	5	2	213
Amortization of intangibles	5	—	—	—	5
Income tax expense (benefit)	19	2	—	(2)	19
Net income (loss)	149	4	(1)	(7)	145
Total assets	45,305	40	30	121	45,496
Total intangibles	2,516	9	26	—	2,551
At or for the Three Months Ended September 30, 2022
Interest income	$342	$—	$—	$1	$343
Interest expense	41	—	—	5	46
Net interest income	301	—	—	(4)	297
Provision for credit losses	12	—	—	—	12
Non-interest income	62	16	7	(2)	83
Non-interest expense (1)	174	11	5	2	192
Amortization of intangibles	3	—	—	—	3
Income tax expense (benefit)	36	1	—	(2)	35
Net income (loss)	138	4	2	(6)	138
Total assets	42,458	37	33	62	42,590
Total intangibles	2,451	9	27	—	2,487
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2023
Interest income	$1,437	$—	$—	$4	$1,441
Interest expense	425	—	—	24	449
Net interest income	1,012	—	—	(20)	992
Provision for credit losses	58	—	—	—	58
Non-interest income	172	54	18	(3)	241
Non-interest expense (1)	576	38	14	7	635
Amortization of intangibles	15	—	—	—	15
Income tax expense (benefit)	96	4	1	(10)	91
Net income (loss)	439	12	3	(20)	434
Total assets	45,305	40	30	121	45,496
Total intangibles	2,516	9	26	—	2,551
At or for the Nine Months Ended September 30, 2022
Interest income	$874	$—	$—	$3	$877
Interest expense	82	—	—	10	92
Net interest income	792	—	—	(7)	785
Provision for credit losses	35	—	—	1	36
Non-interest income	179	48	20	(4)	243
Non-interest expense (1)	554	32	14	5	605
Amortization of intangibles	9	—	1	—	10
Income tax expense (benefit)	78	3	1	(5)	77
Net income (loss)	295	13	4	(12)	300
Total assets	42,458	37	33	62	42,590
Total intangibles	2,451	9	27	—	2,487
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 19.1

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$306	$—	$—	$306
U.S. government agencies	—	86	—	86
U.S. government-sponsored entities	—	303	—	303
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,032	—	1,032
Agency collateralized mortgage obligations	—	840	—	840
Commercial mortgage-backed securities	—	521	—	521
States of the U.S. and political subdivisions (municipals)	—	26	—	26
Other debt securities	—	31	—	31
Total debt securities available for sale	306	2,839	—	3,145
Loans held for sale	—	92	—	92
Derivative financial instruments
Trading	—	142	—	142
Not for trading	—	3	—	3
Total derivative financial instruments	—	145	—	145
Total assets measured at fair value on a recurring basis	$306	$3,076	$—	$3,382
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$462	$—	$462
Not for trading	—	4	3	7
Total derivative financial instruments	—	466	3	469
Total liabilities measured at fair value on a recurring basis	$—	$466	$3	$469

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$257	$—	$—	$257
U.S. government agencies	—	108	—	108
U.S. government-sponsored entities	—	262	—	262
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	1,232	—	1,232
Agency collateralized mortgage obligations	—	972	—	972
Commercial mortgage-backed securities	—	395	—	395
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	20	—	20
Total debt securities available for sale	257	3,018	—	3,275
Loans held for sale	—	91	—	91
Derivative financial instruments
Trading	—	95	—	95
Not for trading	—	1	—	1
Total derivative financial instruments	—	96	—	96
Total assets measured at fair value on a recurring basis	$257	$3,205	$—	$3,462
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$396	$—	$396
Not for trading	—	3	12	15
Total derivative financial instruments	—	399	12	411
Total liabilities measured at fair value on a recurring basis	$—	$399	$12	$411
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 19.2

(in millions)	Other Debt Securities	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2023
Balance at beginning of period	$—	$—	$—
Purchases, issuances, sales and settlements:
Issuances	—	1	1
Settlements	—	(1)	(1)
Balance at end of period	$—	$—	$—
Year Ended December 31, 2022
Balance at beginning of period	$—	$9	$9
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Settlements	(1)	(9)	(10)
Transfers from Level 3	(1)	—	(1)
Balance at end of period	$—	$—	$—

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2023 or 2022.
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
TABLE 19.3

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2023
Collateral dependent loans	$—	$—	$31	$31
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	2	2
December 31, 2022
Collateral dependent loans	$—	$—	$34	$34
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	3	3
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the nine months or twelve months ended September 30, 2023 and December 31, 2022, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2023 had a carrying amount of $31.4 million, which includes an allocated ACL of $6.2 million. The ACL includes a credit to the provision applicable to the current period fair value measurements of $46.1 million, which was included in provision for credit losses for the nine months ended September 30, 2023.
SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $1.5 million. During 2023, the valuation allowance decreased $0.2 million to $1.4 million as of September 30, 2023, down from $1.6 million at December 31, 2022, which is reflected in the year-to-date provision expense.
OREO measured at fair value on a non-recurring basis during 2023 had a carrying amount of $2.0 million, which included a valuation allowance of $0.3 million, as of September 30, 2023. The valuation allowance includes a loss of $0.7 million, which was included in earnings for the nine months ended September 30, 2023.
Fair Value of Financial Instruments
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 19.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Financial Assets
Cash and cash equivalents	$1,637	$1,637	$1,637	$—	$—
Debt securities available for sale	3,145	3,145	306	2,839	—
Debt securities held to maturity	3,922	3,403	—	3,403	—
Net loans and leases, including loans held for sale	31,860	29,733	—	92	29,641
Loan servicing rights	60	77	—	—	77
Derivative assets	145	145	—	145	—
Accrued interest receivable	158	158	158	—	—
Financial Liabilities
Deposits	34,615	34,534	28,822	5,712	—
Short-term borrowings	2,066	2,064	2,064	—	—
Long-term borrowings	1,968	1,923	—	1,187	736
Derivative liabilities	469	469	—	466	3
Accrued interest payable	60	60	60	—	—
December 31, 2022
Financial Assets
Cash and cash equivalents	$1,674	$1,674	$1,674	$—	$—
Debt securities available for sale	3,275	3,275	257	3,018	—
Debt securities held to maturity	4,087	3,687	—	3,687	—
Net loans and leases, including loans held for sale	29,977	29,008	—	91	28,917
Loan servicing rights	55	71	—	—	71
Derivative assets	96	96	—	96	—
Accrued interest receivable	126	126	126	—	—
Financial Liabilities
Deposits	34,770	34,673	31,158	3,515	—
Short-term borrowings	1,372	1,369	1,369	—	—
Long-term borrowings	1,093	1,061	—	—	1,061
Derivative liabilities	411	411	—	399	12
Accrued interest payable	31	31	31	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three- and nine-month periods ended September 30, 2023 and 2022. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023. Our results of operations for the nine months ended September 30, 2023 are not necessarily indicative of results expected for the full year.
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
•Business and operating results can also be affected by difficult to predict uncertainties, such as widespread natural and other disasters, wars, pandemics, including post-pandemic return to normalcy, global events and geopolitical instability, including the Ukraine-Russia conflict and the emerging military conflict in Israel and Gaza, shortages of labor, supply chain disruptions and shipping delays, terrorist activities, system failures, security breaches, significant political events, cyber-attacks, international hostilities or other extraordinary events which are beyond our control and may significantly impact the U.S. or global economy and financial markets generally, or us or our counterparties, customers or third-party vendors specifically.
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
◦Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries. These matters may result in monetary judgments or settlements, enforcement actions or other remedies, including fines, penalties, restitution or alterations in our business practices, including financial and other types of commitments, and in additional expenses and collateral costs, and may cause reputational harm to FNB.
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
USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, operating return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, net loan charge-offs, excluding an isolated commercial loan charge-off due to alleged fraud (annualized) to total average loans and leases, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
FINANCIAL SUMMARY
Net income available to common stockholders for the third quarter of 2023 was $143.3 million or $0.40 per diluted common share, compared to net income available to common stockholders for the third quarter of 2022 of $135.5 million or $0.38 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.40 for the third quarter of 2023, while the third quarter of 2022 was $0.39, excluding $2.1 million (pre-tax) in merger-related significant items.
Given the current macroeconomic backdrop, we reported strong growth with our linked-quarter loan and deposit increases of 2.5% and 2.3%, respectively, while adhering to our conservative risk management standards. Total revenue of $408.1 million represented a 7.5% increase from the year-ago quarter, while the efficiency ratio (non-GAAP) remained at a good level of 51.7%. Our capital ratios remained solid as tangible common equity to tangible assets (non-GAAP) finished the quarter at 7.54%, CET1 equaled 10.2%, and tangible book value per common share (non-GAAP) was $9.02 at September 30th, an increase of $1.00, or 12.5%, year over year.
Income Statement Highlights (Third quarter of 2023 compared to third quarter of 2022, except as noted)
•Net interest income increased $29.5 million, or 9.9%, to $326.6 million primarily due to the benefit of growth in earning assets, the impact from the higher interest rate environment, and deposit growth accompanied by prudent management of deposit betas.
•Net interest margin (FTE) (non-GAAP) increased 7 basis points to 3.26% as a result of higher yields on loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment, partially offset by increased cost of funds.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) decreased 11 basis points to 3.26% moderating from the 19 basis points decline reported last quarter. This quarter's change is largely due to increases in the rates paid on interest-bearing deposits and total borrowings more than offsetting the increases in yields on earning assets.
•The provision for credit losses of $25.9 million supported loan growth and included $18.8 million in additional provision for the previously disclosed $31.9 million isolated commercial loan that was downgraded to non-performing status late in the second quarter of 2023 based upon initial indications of alleged fraud. Upon later findings uncovered during our ongoing investigation, including subsequent bankruptcy filings by our borrower and its primary supplier in the third quarter of 2023, the outstanding balance was fully charged-off.
•On a linked-quarter basis, non-interest income totaled $81.6 million, a $1.2 million, or 1.5% increase.
•Non-interest expense totaled $218.0 million, an increase of $6.0 million, or 2.9%, on a linked-quarter basis.

•The effective tax rate was 11.5%, compared to 20.7%, primarily due to renewable energy investment tax credits recognized in the third quarter of 2023 as part of a solar project financing transaction originated by our commercial leasing business.
Balance Sheet Highlights (period-end balances, September 30, 2023 compared to December 31, 2022, unless otherwise indicated)
•Period-end total loans and leases, increased $3.4 billion, or 11.7%, as compared to September 30, 2022, reflecting solid organic growth across our footprint led by the Pittsburgh, Cleveland and North Carolina markets and includes the Union acquisition that closed in the fourth quarter of 2022. Commercial loans and leases increased $2.0 billion, or 10.8%, and consumer loans increased $1.4 billion, or 13.3%. Our organic loan growth was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
~~•~~On a linked-quarter basis, period-end total loans and leases increased $796.4 million, or 2.5%, as commercial loans and leases increased $470.0 million and consumer loans increased $326.4 million with strong seasonal contributions from the Physicians First mortgage program. Average loans and leases increased $691.2 million, or 2.2%, linked quarter, with growth of $449.4 million in average consumer loans and $241.8 million in average commercial loans and leases.
•On a linked-quarter basis, period-end deposits increased $790.6 million, or 2.3%, primarily due to seasonal commercial deposit inflows and organic deposit growth. The mix of non-interest-bearing deposits to total deposits was relatively stable and equaled 31% at September 30, 2023, compared to 32% at June 30, 2023. We ended September 30, 2023 with approximately 78% of deposits insured by the FDIC or collateralized.
•Total average deposits grew $507.3 million, or 1.5%, from the year-ago quarter, led by increases in average time deposits of $2.7 billion, that offset the decline in other deposit categories as customers continue to migrate deposits into higher-yielding deposit products.
•The ratio of loans to deposits was 92.9% and stable with the prior quarter.
•The ratio of non-performing loans and OREO to total loans and OREO increased 4 basis points to 0.36%. Total delinquency increased 4 basis points to 0.63%, compared to 0.59% at September 30, 2022. Both measures continue to remain at historically low levels.
•The third quarter of 2023 reflected net charge-offs of $37.7 million, or 0.47% annualized of total average loans. Excluding the previously mentioned $31.9 million charge-off, net charge-offs would have been $5.8 million, or 0.07% annualized of total average loans (non-GAAP).
•The ACL was $400.6 million, an increase of $15.3 million compared to September 30, 2022, with the ratio of the ACL to total loans and leases decreasing 9 basis points to 1.25% due to charge-off activity and strong loan growth in the third quarter of 2023.
•Tangible book value per common share (non-GAAP) of $9.02, increased $1.00, or 12.5%, compared to September 30, 2022. AOCI reduced the tangible book value per common share (non-GAAP) by $1.06 as of September 30, 2023, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $0.99 reduction as of June 30, 2023, and December 31, 2022, and a $1.08 reduction as of September 30, 2022.
•The CET1 regulatory capital ratio was 10.17% benefiting from retained earnings growth in the quarter, compared to 9.72% at September 30, 2022.

TABLE 1

	Three Months Ended September 30,
Quarterly Results Summary	2023	2022
Reported results
Net income available to common stockholders (millions)	$143.3	$135.5
Net income per diluted common share	0.40	0.38
Book value per common share (period-end)	16.13	15.11
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	143.3	137.2
Operating net income per diluted common share	0.40	0.39
Average diluted common shares outstanding (thousands)	361,778	354,654
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$—	$(2.1)
After-tax impact of merger-related expenses	—	(1.7)
Total significant items pre-tax	$—	$(2.1)
Total significant items after-tax	$—	$(1.7)
Capital measures
Common equity tier 1	10.17%	9.72%
Tangible common equity to tangible assets (period-end) (non-GAAP)	7.54	7.02
Tangible book value per common share (period-end) (non-GAAP)	$9.02	$8.02

	Nine Months Ended September 30,
Year-to-Date Results Summary	2023	2022
Reported results
Net income available to common stockholders (millions)	$428.1	$293.6
Net income per diluted common share	1.18	0.83
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	429.9	337.9
Operating net income per diluted common share	1.18	0.96
Average diluted common shares outstanding (thousands)	363,105	352,786
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$(2.2)	$(32.8)
After-tax impact of merger-related expenses	(1.8)	(25.9)
Pre-tax provision expense related to acquisition	—	(19.1)
After-tax impact of provision expense related to acquisition	—	(15.1)
Pre-tax branch consolidation costs	—	(4.2)
After-tax impact of branch consolidation costs	—	(3.3)
Total significant items pre-tax	$(2.2)	$(56.1)
Total significant items after-tax	$(1.8)	$(44.3)
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
The additional funding was made available through the creation of a new BTFP, offering loans of up to one year in length to banks, savings associations, credit unions and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets will be valued at par. The BTFP will be an additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress. As of September 30, 2023, we have not participated in this program. Additionally, our total deposit balances have remained stable as a result of our granular deposit base with our average customer deposit account balance at approximately $30,000 (below the peer median) and our median consumer deposit account balance at approximately $5,400 as of September 30, 2023. FDIC-insured or collateralized deposits represented approximately 78% of our total deposits at September 30, 2023, which was higher than our peer median (based on peer data as of June 30, 2023) and we had ample liquidity to fund up to an estimated 139.5% of our uninsured and non-collateralized deposits.
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
We had LIBOR exposure in various agreements, including variable rate loans, derivatives and debt we issued and acquired. We determined that the primary index to be utilized for loans is SOFR-based.
Beginning in September 2020, adjustable rate mortgage loans have been originated with SOFR as the underlying index. We started originating commercial loans utilizing SOFR and other indices in the fourth quarter of 2021, and effective January 1, 2022, ceased origination of LIBOR-based loans. Remediation for the remaining LIBOR-based loans was completed by June 30, 2023.
RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022
Net income available to common stockholders for the three months ended September 30, 2023 was $143.3 million or $0.40 per diluted common share, compared to $135.5 million or $0.38 per diluted common share for the three months ended September 30, 2022. On an operating basis, third quarter of 2023 earnings per diluted common share (non-GAAP) was $0.40. By comparison, third quarter of 2022 earnings per diluted common share (non-GAAP) was $0.39 on an operating basis, excluding $2.1 million (pre-tax) in merger-related significant items. The second quarter of 2023 earnings per diluted common share (non-GAAP) was $0.39 on an operating basis, excluding $0.2 million (pre-tax) of merger-related significant items.
The results for the third quarter of 2023 reflect total revenue of $408.1 million, an increase of $28.5 million, or 7.5%, driven by an increase in net interest income of $29.5 million, or 9.9%, to $326.6 million primarily due to the benefit of growth in earning assets, the impact from the higher interest rate environment, and deposit growth accompanied by prudent management of deposit betas. The provision for credit losses was $25.9 million, compared to $11.2 million with the current quarter's level reflecting loan growth and $18.8 million for the previously disclosed $31.9 million commercial loan that was downgraded to non-performing status in the second quarter of 2023 and fully charged-off during the third quarter of 2023 due to alleged fraud. Our non-performing loan coverage position remains strong at 354%. Non-interest income declined slightly by $0.9 million, or 1.1%, reflecting increased wealth management revenues and bank-owned life insurance, offset by reduced capital markets income, mortgage banking operations income, insurance commissions and fees and service charges income. Non-interest expense for the third quarter of 2023 increased $22.9 million, or 11.8%. The biggest drivers of the non-interest expense increase were salaries and benefits with an increase of $6.7 million, or 6.3%, primarily from production-related commissions, normal annual merit increases and the addition of the acquired Union expense base, and net occupancy and equipment with an increase of $6.7 million, or 19.3%, largely from the acquired Union expense base, as well as continued technology-related investments. Income taxes of $18.9 million declined $16.9 million, or 47.2%, due to renewable energy investment tax credits recognized in the third quarter of 2023 as part of a solar project financing transaction originated by our commercial leasing business.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended September 30,		$	%
(in thousands, except per share data)	2023	2022	Change	Change
Net interest income	$326,581	$297,125	$29,456	9.9%
Provision for credit losses	25,934	11,188	14,746	131.8
Non-interest income	81,551	82,464	(913)	(1.1)
Non-interest expense	217,998	195,057	22,941	11.8
Income taxes	18,919	35,846	(16,927)	(47.2)
Net income	145,281	137,498	7,783	5.7
Less: Preferred stock dividends	2,010	2,010	—	—
Net income available to common stockholders	$143,271	$135,488	$7,783	5.7%
Earnings per common share – Basic	$0.40	$0.39	$0.01	2.6%
Earnings per common share – Diluted	0.40	0.38	0.02	5.3
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended September 30,
	2023	2022
Return on average equity	9.80%	9.91%
Return on average tangible common equity (1)	18.15	18.84
Return on average assets	1.28	1.30
Return on average tangible assets (1)	1.39	1.41
Book value per common share	$16.13	$15.11
Tangible book value per common share (1)	9.02	8.02
Equity to assets	12.96%	12.69%
Average equity to average assets	13.04	13.10
Common equity to assets	12.72	12.44
Tangible equity to tangible assets (1)	7.78	7.28
Tangible common equity to tangible assets (1)	7.54	7.02
Common equity tier 1 capital ratio	10.17	9.72
Dividend payout ratio	30.34	31.43
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,223,226	$12,835	4.16%	$1,570,094	$8,197	2.07%
Taxable investment securities (1)	6,046,294	37,140	2.46	6,245,951	30,662	1.96
Tax-exempt investment securities (1)(2)	1,051,475	9,107	3.46	999,718	8,523	3.41
Loans held for sale	109,568	2,416	8.80	158,356	1,778	4.48
Loans and leases (2)(3)	31,739,561	454,780	5.69	28,431,137	296,470	4.14
Total interest-earning assets (2)	40,170,124	516,278	5.11	37,405,256	345,630	3.67
Cash and due from banks	445,341			435,258
Allowance for credit losses	(415,722)			(381,120)
Premises and equipment	461,598			411,306
Other assets	4,432,826			4,169,232
Total assets	$45,094,167			$42,039,932
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$13,997,552	75,840	2.15	$14,905,755	24,044	0.64
Savings	3,676,239	9,875	1.07	3,986,090	2,366	0.24
Certificates and other time	5,698,129	53,293	3.71	2,966,630	4,725	0.63
Total interest-bearing deposits	23,371,920	139,008	2.36	21,858,475	31,135	0.57
Short-term borrowings	2,245,089	23,207	4.09	1,389,747	6,135	1.75
Long-term borrowings	1,974,017	24,565	4.94	851,432	8,319	3.88
Total interest-bearing liabilities	27,591,026	186,780	2.69	24,099,654	45,589	0.75
Non-interest-bearing demand	10,772,923			11,779,069
Total deposits and borrowings	38,363,949		1.93	35,878,723		0.50
Other liabilities	850,382			654,260
Total liabilities	39,214,331			36,532,983
Stockholders’ equity	5,879,836			5,506,949
Total liabilities and stockholders’ equity	$45,094,167			$42,039,932
Net interest-earning assets	$12,579,098			$13,305,602
Net interest income (FTE) (2)		329,498			300,041
Tax-equivalent adjustment		(2,917)			(2,916)
Net interest income		$326,581			$297,125
Net interest spread			2.42%			2.92%
Net interest margin (2)			3.26%			3.19%
(1)The average balances and yields earned on securities are based on historical cost.
(2)The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. The yield on earning assets and the net interest margin are presented on an FTE basis (non-GAAP). We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)Average loans and leases consist of average total loans, including non-accrual loans, less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $29.5 million, or 9.8%, to $329.5 million for the third quarter of 2023. Average earning assets of $40.2 billion increased $2.8 billion, or 7.4%, from 2022. In addition to the growth in average earning assets, net interest income benefited from the repricing impact of the higher interest rate environment on earning asset yields, which was partially offset by the higher cost of interest-bearing deposit accounts given that customer preferences migrated toward time deposits. Average interest-bearing liabilities of $27.6 billion increased $3.5 billion, or 14.5%, from 2022, driven by an increase of $1.5 billion in average interest-bearing deposits, which included organic growth in new and existing customer relationships, and an increase in average borrowings of $2.0 billion due to maintaining additional liquidity on the balance sheet following the banking industry disruption. Our net interest margin FTE (non-GAAP) increased 7 basis points to 3.26%, as the yield on earning assets (non-GAAP) increased 144 basis points. The total cost of funds increased 143 basis points to 1.93% with a 179 basis-point increase in interest-bearing deposit costs, as well as an increase of 106 basis points in long-term debt cost. Between September 30, 2022 and September 30, 2023, the FOMC raised the target Federal Funds rate by 225 basis points.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(1,812)	$6,450	$4,638
Securities (2)	(242)	7,304	7,062
Loans held for sale	(557)	1,195	638
Loans and leases (2)	36,424	121,886	158,310
Total interest income (2)	33,813	136,835	170,648
Interest Expense (1)
Deposits:
Interest-bearing demand	(26)	51,822	51,796
Savings	1,355	6,154	7,509
Certificates and other time	7,874	40,694	48,568
Short-term borrowings	6,770	10,302	17,072
Long-term borrowings	13,188	3,058	16,246
Total interest expense	29,161	112,030	141,191
Net change (2)	$4,652	$24,805	$29,457
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
Interest income on an FTE basis (non-GAAP) of $516.3 million for the third quarter of 2023, increased $170.6 million, or 49.4%, from the same quarter of 2022, primarily due to the impact of the 2022 and 2023 interest rate increases by the FOMC and an increase in average earning assets of $2.8 billion. The increase in earning assets was primarily driven by a $3.3 billion, or 11.6%, increase in average loans and leases, partially offset by a decrease of $346.9 million in average cash balances and a decrease in average securities. Average commercial loan growth of $1.8 billion, or 10.1%, was led by increases of $955.7 million in commercial real estate and $718.6 million in commercial and industrial loans, primarily by organic growth in the Pittsburgh, Cleveland and North Carolina markets. Average consumer loans increased $1.5 billion, or 14.4%, with a $1.5 billion increase in residential mortgages largely reflecting adjustable-rate mortgages which we retained on the balance sheet and the continued success of the Physicians First mortgage program, as well as a $64.1 million increase in indirect auto loans. The yield on average earning assets (non-GAAP) increased 144 basis points to 5.11% for the third quarter of 2023, primarily due to higher yields on loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment.
Interest expense of $186.8 million for the third quarter of 2023 increased $141.2 million, from the same quarter of 2022, due to an increase in rates paid on average interest-bearing liabilities and growth in average interest-bearing deposits. Average interest-bearing deposits increased $1.5 billion, or 6.9%, while average non-interest-bearing deposits decreased $1.0 billion, or 8.5%. The growth in average total deposits reflected organic growth in new and existing customer relationships and inflows from the Union acquisition. Average short-term borrowings increased $855.3 million, or 61.5%, primarily reflecting increases of $773.6 million and $160.5 million in short-term FHLB advances and Federal Funds purchased, respectively, partially offset by a decrease of $57.5 million in repurchase agreements. Average long-term borrowings increased $1.1 billion, or 131.8%, primarily reflecting an increase of $1.2 billion in long-term FHLB advances as we have maintained additional liquidity following the banking industry disruption, partially offset by a decrease of $91.2 million in senior notes during the third quarter of 2023. The rate paid on interest-bearing liabilities increased 194 basis points from 0.75% to 2.69% for the third quarter of 2023, primarily due to market trends resulting from interest rate actions taken by the FOMC, combined with the issuance of senior debt in August 2022.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Provision for credit losses on loans and leases	$25,597	$10,069	$15,528	154.2%
Provision for unfunded loan commitments	364	1,125	(761)	(67.6)
Total provision for credit losses on loans and leases	25,961	11,194	14,767	131.9
Provision for securities	(27)	(6)	(21)	350.0
Total provision for credit losses	$25,934	$11,188	$14,746	131.8%
Net loan charge-offs	$37,699	$2,812	$34,887	1,240.6%
Net loan charge-offs (annualized) / total average loans and leases	0.47%	0.04%
Provision for credit losses was $25.9 million during the third quarter of 2023, an increase of $14.7 million, from the same period of 2022. The third quarter of 2023 is comprised of a $25.6 million provision for loans and leases outstanding and a $0.4 million provision for unfunded loan commitments. The net increase reflects loan growth and included $18.8 million in additional provision for the previously disclosed $31.9 million commercial loan that was downgraded to non-performing status in the second quarter of 2023 and was fully charged-off during the third quarter of 2023 due to alleged fraud. The third quarter of 2023 reflected net charge-offs of $37.7 million, or 0.47% annualized of total average loans, compared to $2.8 million, or 0.04% annualized, in the third quarter of 2022. Excluding the impact of the previously mentioned charge-off, the third quarter of 2023 net charge-offs would have been $5.8 million, or 0.07% annualized of total average loans (non-GAAP). For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2023 and 2022 is presented in the following table:
TABLE 7

	Three Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Service charges	$34,766	$35,954	$(1,188)	(3.3)%
Trust services	10,526	9,600	926	9.6
Insurance commissions and fees	5,047	5,790	(743)	(12.8)
Securities commissions and fees	6,577	5,747	830	14.4
Capital markets income	7,077	9,605	(2,528)	(26.3)
Mortgage banking operations	3,914	5,148	(1,234)	(24.0)
Dividends on non-marketable equity securities	5,779	3,258	2,521	77.4
Bank owned life insurance	3,196	2,645	551	20.8
Net securities gains (losses)	(55)	—	(55)	—
Other	4,724	4,717	7	0.1
Total non-interest income	$81,551	$82,464	$(913)	(1.1)%
Total non-interest income decreased slightly by $0.9 million, or 1.1%, to $81.6 million for the third quarter of 2023, compared to $82.5 million for the third quarter of 2022. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges of $34.8 million decreased $1.2 million, or 3.3%, with strong treasury management services and interchange fees partially offsetting the impact of overdraft practice changes that we implemented in the first quarter of 2023.
Wealth management revenues increased $1.8 million, or 11.4%, as securities commissions and fees and trust income increased 14.4% and 9.6%, respectively, through contributions across the geographic footprint and an increase in assets under management.
Capital markets income decreased $2.5 million, or 26.3%, reflecting increased contributions from international banking offset by decreases in swap fees, syndications and debt capital markets income as commercial customer transactions have slowed in this macroeconomic environment.
Mortgage banking operations income decreased $1.2 million, or 24.0%, driven primarily by negative fair value marks given the sharp increase in mortgage rates during the current quarter which were partially offset by the loan sold volume increase of 56% compared to the year-ago quarter. During the third quarter of 2023, we sold $334.4 million of residential mortgage loans, compared to $214.2 million for the same period of 2022.
Dividends on non-marketable equity securities increased $2.5 million, or 77.4%, reflecting higher FHLB dividends due to additional borrowings.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2023 and 2022 is presented in the following table:
TABLE 8

	Three Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$113,351	$106,620	$6,731	6.3%
Net occupancy	18,241	15,597	2,644	17.0
Equipment	23,332	19,242	4,090	21.3
Amortization of intangibles	5,040	3,547	1,493	42.1
Outside services	20,796	19,008	1,788	9.4
Marketing	5,419	3,196	2,223	69.6
FDIC insurance	8,266	5,221	3,045	58.3
Bank shares and franchise taxes	3,927	3,991	(64)	(1.6)
Merger-related	—	2,105	(2,105)	(100.0)
Other	19,626	16,530	3,096	18.7
Total non-interest expense	$217,998	$195,057	$22,941	11.8%
Total non-interest expense of $218.0 million for the third quarter of 2023 increased $22.9 million, or 11.8%, from the same period of 2022. Non-interest expense increased $25.0 million, or 13.0%, when excluding merger-related significant items of $2.1 million in the third quarter 2022. The variances in the individual non-interest expense items are explained in the following paragraphs.
Salaries and employee benefits of $113.4 million increased $6.7 million, or 6.3%, primarily from production-related commissions, normal annual merit increases and the addition of the acquired Union expense base.
Net occupancy and equipment of $41.6 million increased $6.7 million, or 19.3%, largely from the acquired Union expense base, as well as continued technology-related investments.
Amortization of intangibles of $5.0 million increased $1.5 million, or 42.1%, primarily due to core deposit intangibles resulting from the Union acquisition.
Outside services of $20.8 million increased $1.8 million, or 9.4%, with higher volume-related technology and third-party costs, and the impact of the inflationary macroeconomic environment.
Marketing expense of $5.4 million increased $2.2 million, or 69.6%, due to the timing of digital marketing campaigns which helped drive deposit growth and acquire additional households.
FDIC insurance of $8.3 million increased $3.0 million, or 58.3%, reflecting the previously announced FDIC assessment rate increase which was effective in the first quarter of 2023 as well as loan growth and balance sheet mix changes.
Other non-interest expense of $19.6 million increased $3.1 million, or 18.7%, primarily due to increases in litigation and other operational costs.

The following table presents non-interest expense excluding significant items for the three months ended September 30, 2023 and 2022:
TABLE 9

	Three Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Total non-interest expense, as reported	$217,998	$195,057	$22,941	11.8%
Significant items:
Merger-related	—	(2,105)	2,105
Total non-interest expense, excluding significant items (1)	$217,998	$192,952	$25,046	13.0%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended September 30,
(dollars in thousands)	2023	2022
Income tax expense	$18,919	$35,846
Effective tax rate	11.5%	20.7%
Statutory federal tax rate	21.0	21.0
Income tax expense and the effective tax rate decreased primarily due to renewable energy investment tax credits recognized in the third quarter of 2023 as part of a solar project financing transaction.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022
Net income available to common stockholders for the first nine months of 2023 was $428.1 million or $1.18 per diluted common share, compared to $293.6 million or $0.83 per diluted common share for the first nine months of 2022. On an operating basis (non-GAAP), net income available to common stockholders for the first nine months of 2023 was $429.9 million, or $1.18 per diluted common share, compared to $337.9 million or $0.96 per diluted common share for the first nine months of 2022. Net interest income totaled $992.5 million, an increase of $207.6 million, or 26.4%, compared to $784.9 million, as total average earning assets increased $2.4 billion, or 6.4%, including a $3.8 billion increase in average loans and leases from organic origination activity and acquired Union loans, as well as a $78.4 million increase in average investment securities. The net interest margin (FTE) (non-GAAP) increased 53 basis points to 3.39%, as the yield on earning assets (non-GAAP) increased 172 basis points to 4.91%, primarily due to higher yields on variable-rate loans, new originations of fixed-rate loans, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment. The total cost of funds increased 124 basis points to 1.59% with a 162-basis point increase in interest-bearing deposit costs to 1.95%. Between September 30, 2022 and September 30, 2023, the FOMC raised the target Federal Funds interest rate by 225 basis points. The provision for credit losses for the first nine months of 2023 totaled $58.5 million, compared to $35.6 million including $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition in the year-ago period. The increase in provision for credit losses was driven primarily by loan growth, charge-off activity, and $31.9 million in provision for the previously disclosed commercial loan downgraded to non-performing status during the second quarter of 2023 and fully charged-off during the third quarter of 2023 due to alleged fraud. Non-interest income totaled $241.2 million, essentially flat with the year-ago period reflecting increased contributions from wealth management and dividends on non-marketable equity securities, partially offset by lower capital markets income, reduced contributions from mortgage banking due to the sharp increase in interest rates, service charges and other non-interest income. Non-interest expense totaled $649.9 million, increasing $34.6 million, or 5.6%. On an operating basis (non-GAAP), non-interest expense totaled $647.7 million, an increase of $69.3 million, or 12.0%, compared to the first nine months of 2022. Salaries and benefits increased $24.9 million, or 7.7%, due to annual merit increases, reduced salary deferrals given lower loan origination volumes and the addition of the acquired Union expense base. Additionally, net occupancy and equipment expense increased $13.6 million, or 12.9%, primarily from continued technology-related investments and the acquired Union expense base.

Financial highlights are summarized below:
TABLE 11

	Nine Months Ended September 30,		$	%
(in thousands, except per share data)	2023	2022	Change	Change
Net interest income	$992,479	$784,891	$207,588	26.4%
Provision for credit losses	58,511	35,569	22,942	64.5
Non-interest income	241,249	242,940	(1,691)	(0.7)
Non-interest expense	649,870	615,257	34,613	5.6
Income taxes	91,169	77,367	13,802	17.8
Net income	434,178	299,638	134,540	44.9
Less: Preferred stock dividends	6,030	6,030	—	—
Net income available to common stockholders	$428,148	$293,608	$134,540	45.8%
Earnings per common share – Basic	$1.19	$0.84	$0.35	41.7%
Earnings per common share – Diluted	1.18	0.83	0.35	42.2
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Nine Months Ended September 30,
	2023	2022
Return on average equity	9.98%	7.33%
Return on average tangible common equity (1)	18.68	13.99
Return on average assets	1.31	0.96
Return on average tangible assets (1)	1.43	1.05
Book value per common share	$16.13	$15.11
Tangible book value per common share (1)	9.02	8.02
Equity to assets	12.96%	12.69%
Average equity to average assets	13.12	13.11
Common equity to assets	12.72	12.44
Tangible equity to tangible assets (1)	7.78	7.28
Tangible common equity to tangible assets (1)	7.54	7.02
Common equity tier 1 capital ratio	10.17	9.72
Dividend payout ratio	30.50	43.55
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,093,206	$32,619	3.99%	$2,465,800	$14,737	0.80%
Taxable investment securities (1)	6,114,577	107,860	2.35	6,083,200	81,359	1.78
Tax-exempt investment securities (1)(2)	1,055,505	27,473	3.47	1,008,438	25,779	3.41
Loans held for sale	109,282	5,854	7.15	208,718	6,234	3.99
Loans and leases (2) (3)	31,070,965	1,276,718	5.49	27,313,051	757,133	3.70
Total interest-earning assets (2)	39,443,535	1,450,524	4.91	37,079,207	885,242	3.19
Cash and due from banks	438,456			427,118
Allowance for credit losses	(410,701)			(372,163)
Premises and equipment	454,738			396,804
Other assets	4,388,894			4,155,280
Total assets	$44,314,922			$41,686,246
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,170,285	191,992	1.81	$14,946,096	37,915	0.34
Savings	3,846,225	26,832	0.93	3,940,100	3,106	0.11
Certificates and other time	4,966,835	116,074	3.12	2,961,870	12,889	0.58
Total interest-bearing deposits	22,983,345	334,898	1.95	21,848,066	53,910	0.33
Short-term borrowings	2,051,516	54,992	3.58	1,440,034	17,697	1.64
Long-term borrowings	1,589,842	58,695	4.94	758,373	20,574	3.63
Total interest-bearing liabilities	26,624,703	448,585	2.25	24,046,473	92,181	0.51
Non-interest-bearing demand	11,061,043			11,600,639
Total deposits and borrowings	37,685,746		1.59	35,647,112		0.35
Other liabilities	813,745			574,336
Total liabilities	38,499,491			36,221,448
Stockholders’ equity	5,815,431			5,464,798
Total liabilities and stockholders’ equity	$44,314,922			$41,686,246
Net interest-earning assets	$12,818,832			$13,032,734
Net interest income (FTE) (2)		1,001,939			793,061
Tax-equivalent adjustment		(9,460)			(8,170)
Net interest income		$992,479			$784,891
Net interest spread			2.66%			2.68%
Net interest margin (2)			3.39%			2.86%
(1)The average balances and yields earned on securities are based on historical cost.
(2)The interest income amounts are reflected on an FTE basis (non-GAAP), which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 21%. The yield on earning assets and the net interest margin are presented on an FTE basis (non-GAAP). We believe this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)Average loans and leases consist of average total loans, including non-accrual loans, less average unearned income.

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $1.0 billion, increasing $208.9 million, or 26.3%, as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet and the higher yields on new loan originations, which was partially offset by the higher cost of interest-bearing deposits given that customer preferences are migrating toward time deposits and the current competitive interest rate environment. Average earning assets grew $2.4 billion, or 6.4%, primarily driven by organic loan origination activity and acquired Union loans and an increase in average investment securities offset by a decline in interest-bearing deposits with banks. The net interest margin (FTE) (non-GAAP) increased 53 basis points to 3.39%, primarily reflecting higher yields on loans, investment securities and interest-bearing deposits with banks due to the impact of the higher interest rate environment.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(8,182)	$26,064	$17,882
Securities (2)	2,444	25,751	28,195
Loans held for sale	(2,902)	2,522	(380)
Loans and leases (2)	111,140	408,445	519,585
Total interest income (2)	102,500	462,782	565,282
Interest Expense (1)
Deposits:
Interest-bearing demand	(632)	154,709	154,077
Savings	1,633	22,093	23,726
Certificates and other time	14,224	88,961	103,185
Short-term borrowings	14,663	22,632	37,295
Long-term borrowings	28,356	9,765	38,121
Total interest expense	58,244	298,160	356,404
Net change (2)	$44,256	$164,622	$208,878
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
Interest income on an FTE basis (non-GAAP) of $1.5 billion for the first nine months of 2023, increased $565.3 million, or 63.9%, from the same period of 2022, resulting from the interest rate increases by the FOMC and a $2.4 billion increase in earning assets. The increase in earning assets was primarily driven by a $3.8 billion, or 13.8%, increase in average loans and an increase in average investment securities of $78.4 million, partially offset by a decrease of $1.4 billion, or 55.7%, in average interest-bearing deposits with banks. Growth in total average commercial loans included $978.3 million, or 9.2%, in commercial real estate loans and $904.5 million, or 14.2%, in commercial and industrial loans driven by a combination of organic loan origination activity led by the Cleveland, Pittsburgh and Charlotte markets, as well as adding the Union loans to portfolio balances. Average consumer loans increased $1.8 billion, or 18.3%, with an increase in residential mortgage loans of $1.4 billion, or 32.9%, reflecting adjustable-rate mortgages held in portfolio on the balance sheet and the continued success of the Physicians First mortgage program, which is a program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals. Additionally, indirect installment loans increased $206.3 million, or 15.5%, and direct home equity installment loans increased $106.2 million, or 4.0%, driven by strong organic loan origination activity throughout 2023. Additionally, the net increase in securities interest income was a result of replacing maturing securities with higher yielding securities, as the average total securities portfolio yield increased 50 basis points. For the first nine months of 2023, the yield on average earning assets (non-GAAP) increased

172 basis points to 4.91%, compared to the first nine months of 2022, primarily due to higher yields on variable-rate loans, new origination fixed-rate loan originations, investment securities and interest-bearing deposits with banks reflecting the higher interest rate environment.
Interest expense of $448.6 million for the first nine months of 2023 increased $356.4 million, or 386.6%, from the same period of 2022, primarily due to the higher interest rate environment and an increase in average interest-bearing deposits. Average interest-bearing deposits increased $1.1 billion, or 5.2%, which reflects the benefit of solid organic growth in customer relationships and the addition of the Union acquisition. Average time deposits increased $2.0 billion, or 67.7%, as customer preferences shifted given interest rate increases. Average short-term borrowings increased $611.5 million, or 42.5%, primarily due to an increase in short-term FHLB borrowings of $636.6 million. Average long-term borrowings increased $831.5 million, or 109.6%, primarily due to an increase of $741.4 million in long-term FHLB borrowings, as we have maintained additional liquidity following the banking industry disruption in early 2023. Additionally, senior debt increased $60.8 million resulting from the issuance of $350 million in 5.150% fixed-rate senior notes during August 2022, partially offset by the maturity of $300 million in 2.20% fixed-rate senior notes in February 2023. The rate paid on interest-bearing liabilities increased 174 basis points to 2.25% for the first nine months of 2023, compared to the first nine months of 2022, as the cost of interest-bearing deposits increased 162 basis points from 0.33% to 1.95%. These increases were primarily due to increased deposit competition and market trends resulting from the interest rate actions taken by the FOMC, combined with the issuance of senior debt in August 2022.
Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Provision for credit losses on loans and leases	$58,514	$35,294	$23,220	65.8%
Provision for unfunded loan commitments	(71)	206	(277)	(134.5)
Total provision for credit losses on loans and leases	58,443	35,500	22,943	64.6
Provision for securities	68	69	(1)	(1.4)
Total provision for credit losses	$58,511	$35,569	$22,942	64.5%
Net loan charge-offs	$59,596	$4,319	$55,277	1,279.9%
Net loan charge-offs (annualized) / total average loans and leases	0.26%	0.02%
The provision for credit losses was $58.5 million, compared to $35.6 million in the first nine months of 2022. The provision for credit losses in the first nine months of 2022 included $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. The provision for credit losses for the first nine months of 2023 was primarily due to loan growth, charge-off activity and $31.9 million in provision for the previously disclosed commercial loan that was downgraded to non-performing status in the second quarter of 2023 and was fully charged-off during the third quarter of 2023 due to alleged fraud. Our non-performing loan coverage position remains strong at 354%. The nine months of 2023 reflected net charge-offs of $59.6 million, or 0.26% annualized of total average loans, compared to $4.3 million, or 0.02% annualized, in the first nine months of 2022. Excluding the previously mentioned charge-off, net charge-offs would have been $27.7 million, or 0.12% annualized of total average loans (non-GAAP), remaining at historically low levels. The ACL was $400.6 million, an increase of $15.3 million, with the ratio of the ACL to total loans and leases decreasing 9 basis points to 1.25%, reflecting strong loan growth and the previously mentioned charge-off activity.

Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2023 and 2022 is presented in the following table:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Service charges	$101,462	$102,162	$(700)	(0.7)%
Trust services	31,767	29,662	2,105	7.1
Insurance commissions and fees	18,830	19,747	(917)	(4.6)
Securities commissions and fees	20,980	17,490	3,490	20.0
Capital markets income	19,754	25,279	(5,525)	(21.9)
Mortgage banking operations	13,676	17,935	(4,259)	(23.7)
Dividends on non-marketable equity securities	15,354	8,178	7,176	87.7
Bank owned life insurance	9,016	9,330	(314)	(3.4)
Net securities gains (losses)	(78)	48	(126)	(262.5)
Other	10,488	13,109	(2,621)	(20.0)
Total non-interest income	$241,249	$242,940	$(1,691)	(0.7)%
Total non-interest income decreased slightly by $1.7 million, or 0.7%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges decreased $0.7 million, or 0.7%, with strong treasury management services, interchange fees and higher customer activity largely offsetting the impact of overdraft practice changes that FNB implemented in the first quarter of 2023.
Wealth management revenues increased $5.6 million, or 11.9%, as securities commissions and fees and trust income increased 20.0% and 7.1%, respectively, through contributions across the geographic footprint, strong annuity sales and an increase in assets under management.
Capital markets income decreased $5.5 million, or 21.9%, as swap activity declined consistent with lower commercial loan production in the current macroeconomic environment, partially offset by an increase in debt capital markets and international banking income.
Mortgage banking operations income of $13.7 million decreased $4.3 million, or 23.7%, as secondary market revenue declined from 2022 due to the sharp increase in interest rates and the gain on sale margins moderating to historical levels. During the first nine months of 2023, we sold $772.7 million of residential mortgage loans, a 15.1% decrease compared to $909.6 million for the same period of 2022.
Dividends on non-marketable equity securities of $15.4 million increased $7.2 million, or 87.7%, reflecting higher FHLB dividends due to additional borrowings.
Other non-interest income was $10.5 million and $13.1 million for the first nine months of 2023 and 2022, respectively, as SBA premium income declined from elevated levels reflecting the higher interest rate environment, reduced market premiums and correspondingly lower sold loan volumes. Additionally, Small Business Investment Company (SBIC) funds income decreased, reflecting normal fluctuations based on the performance of the underlying portfolio companies.

Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2023 and 2022 is presented in the following table:
TABLE 17

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Salaries and employee benefits	$347,544	$322,679	$24,865	7.7%
Net occupancy	52,300	49,554	2,746	5.5
Equipment	66,749	55,934	10,815	19.3
Amortization of intangibles	15,203	10,323	4,880	47.3
Outside services	60,733	53,306	7,427	13.9
Marketing	13,063	11,080	1,983	17.9
FDIC insurance	23,102	15,090	8,012	53.1
Bank shares and franchise taxes	12,025	11,923	102	0.9
Merger-related	2,215	32,761	(30,546)	(93.2)
Other	56,936	52,607	4,329	8.2
Total non-interest expense	$649,870	$615,257	$34,613	5.6%
Total non-interest expense of $649.9 million for the first nine months of 2023 increased $34.6 million, a 5.6% increase from the same period of 2022. On an operating basis, non-interest expense (non-GAAP) increased $69.3 million, or 12.0%, when excluding significant items of $2.2 million in merger-related costs in the first nine months of 2023 and $32.8 million in merger-related costs and $4.2 million in branch consolidation costs in the first nine months of 2022. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $24.9 million, or 7.7%, related to annual merit increases, reduced salary deferrals given lower loan origination volumes and the addition of the acquired Union expense base.
Net occupancy and equipment expense of $119.0 million increased $13.6 million, or 12.9%, primarily from continued technology-related investments, the acquired Union expense base and the impact of the inflationary macroeconomic environment.
Amortization of intangibles increased $4.9 million, or 47.3%, primarily related to the Union core deposit intangible.
Outside services increased $7.4 million, or 13.9%, with higher volume-related technology and third-party costs, including the impact of the inflationary macroeconomic environment.
Marketing expense of $13.1 million increased $2.0 million, or 17.9%, primarily due to the timing of digital marketing campaigns which helped drive deposit growth and acquire additional households.
FDIC insurance increased $8.0 million, or 53.1%, primarily due to the previously announced FDIC assessment rate increase which was effective in the first quarter of 2023 as well as loan growth and balance sheet mix changes.
We recorded $2.2 million in merger-related costs in the first nine months of 2023 related to the Union acquisition completed in December 2022, compared to $32.8 million in the first nine months of 2022 related to the Howard acquisition completed in January 2022 and the Union acquisition completed in December 2022.

The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 18

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2023	2022	Change	Change
Total non-interest expense, as reported	$649,870	$615,257	$34,613	5.6%
Significant items:
Branch consolidations	—	(4,178)	4,178
Merger-related	(2,215)	(32,761)	30,546
Total non-interest expense, excluding significant items (1)	$647,655	$578,318	$69,337	12.0%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Nine Months Ended September 30,
(dollars in thousands)	2023	2022
Income tax expense	$91,169	$77,367
Effective tax rate	17.4%	20.5%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher in 2023 due to higher pre-tax earnings, as we had merger-related expense from the Union and Howard acquisitions in 2022. However, the effective tax rate was lower in 2023 primarily due to renewable energy investment tax credits recognized in the third quarter of 2023 as part of a solar project financing transaction.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	September 30, 2023	December 31, 2022	$ Change	% Change
Assets
Cash and cash equivalents	$1,637	$1,674	$(37)	(2.2)%
Securities	7,067	7,362	(295)	(4.0)
Loans held for sale	110	124	(14)	(11.3)
Loans and leases, net	31,750	29,853	1,897	6.4
Goodwill and other intangibles	2,551	2,566	(15)	(0.6)
Other assets	2,381	2,146	235	11.0
Total Assets	$45,496	$43,725	$1,771	4.1%
Liabilities and Stockholders’ Equity
Deposits	$34,615	$34,770	$(155)	(0.4)%
Borrowings	4,034	2,465	1,569	63.7
Other liabilities	953	837	116	13.9
Total Liabilities	39,602	38,072	1,530	4.0
Stockholders’ Equity	5,894	5,653	241	4.3
Total Liabilities and Stockholders’ Equity	$45,496	$43,725	$1,771	4.1%
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
Following is a summary of loans and leases:

TABLE 21

	September 30, 2023	December 31, 2022	$ Change	% Change
(in millions)
Commercial real estate	$11,962	$11,526	$436	3.8%
Commercial and industrial	7,462	7,131	331	4.6
Commercial leases	562	519	43	8.3
Other	160	114	46	40.4
Total commercial loans and leases	20,146	19,290	856	4.4
Direct installment	2,754	2,784	(30)	(1.1)
Residential mortgages	6,434	5,297	1,137	21.5
Indirect installment	1,519	1,553	(34)	(2.2)
Consumer lines of credit	1,298	1,331	(33)	(2.5)
Total consumer loans	12,005	10,965	1,040	9.5
Total loans and leases	$32,151	$30,255	$1,896	6.3%

The commercial and industrial growth was led by activity in the Pittsburgh, Cleveland and North Carolina markets while the growth in residential mortgages reflected growth in adjustable-rate mortgages retained on the balance sheet and the continued success of our Physicians First mortgage program. Our commercial real estate portfolio included $8.5 billion of non-owner occupied loans of which 21.9% represented office space. Our top 25 non-owner occupied commercial real estate loans averaged approximately $30 million per exposure although the office space was primarily made up of mid-sized offices located outside of metropolitan business districts with 40% of the office portfolio averaging less than $5 million per exposure.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(in millions)	September 30, 2023	December 31, 2022	$ Change	% Change
Commercial real estate	$44	$39	$5	12.8%
Commercial and industrial	44	44	—	—
Commercial leases	1	1	—	—
Total commercial loans and leases	89	84	5	6.0
Direct installment	6	7	(1)	(14.3)
Residential mortgages	10	14	(4)	(28.6)
Indirect installment	2	1	1	100.0
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	24	29	(5)	(17.2)
Total non-performing loans and leases	113	113	—	—
Other real estate owned	3	6	(3)	(50.0)
Non-performing assets	$116	$119	$(3)	(2.5)%
Non-performing assets decreased $3.0 million, from $119.5 million at December 31, 2022 to $116.5 million at September 30, 2023.
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
At September 30, 2023 and December 31, 2022, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2023, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 0.5% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 3.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 35.0% in 2023 and 14.5% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2022 included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.

Following is a summary of certain data related to the ACL and loans and leases:
TABLE 23

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Nine Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2023	2022	2023	2022	2023
(dollars in millions)
Commercial real estate	$5.7	$0.3	0.03%	—%	$155.0
Commercial and industrial	45.5	0.2	0.20	—	95.6
Commercial leases	—	0.1	—	—	18.1
Other commercial	2.6	1.5	0.01	0.01	4.2
Direct installment	—	(0.1)	—	—	34.7
Residential mortgages	0.4	0.1	—	—	67.4
Indirect installment	5.3	2.4	0.02	0.01	16.1
Consumer lines of credit	0.1	(0.2)	—	—	9.5
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$59.6	$4.3	0.26%	0.02%	$400.6
Allowance for credit losses/total loans and leases			1.25%	1.34%
Allowance for credit losses/non-performing loans			353.73%	439.94%
The ACL on loans and leases of $400.6 million at September 30, 2023 decreased $1.1 million, or 0.3%, from December 31, 2022. Our ending ACL coverage ratio at September 30, 2023 was 1.25%, compared to 1.33% at December 31, 2022. Total provision for credit losses for the nine months ended September 30, 2023 was $58.5 million, compared to $35.6 million for the same period in 2022 with the year-ago period reflecting $19.1 million of initial provision for non-PCD loans associated with the Howard acquisition. The year-over-year increase was driven primarily by loan growth and provision plus $31.9 million for the previously disclosed commercial loan downgraded to non-performing status in the second quarter of 2023 and fully charged-off during the third quarter of 2023 due to alleged fraud. Net charge-offs were $59.6 million for the nine months ended September 30, 2023, compared to $4.3 million for the first nine months of 2022. Excluding the previously mentioned commercial charge-off, net charge-offs would have been $27.7 million, or 0.12% annualized of total average loans (non-GAAP), remaining at historically low levels. The ACL as a percentage of non-performing loans for the total portfolio was stable at 354% as of September 30, 2023 compared to 354% as of December 31, 2022.
Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

(in millions)	September 30, 2023	December 31, 2022	$ Change	% Change
Non-interest-bearing demand	$10,704	$11,916	$(1,212)	(10.2)%
Interest-bearing demand	14,530	15,100	(570)	(3.8)
Savings	3,588	4,142	(554)	(13.4)
Certificates and other time deposits	5,793	3,612	2,181	60.4
Total deposits	$34,615	$34,770	$(155)	(0.4)%
Total deposits decreased $154.4 million, or 0.4%, from December 31, 2022, primarily due to the banking industry disruption in March 2023 and inflationary pressures on customers. Compared to June 30, 2023, period-end total deposits increased $790.6 million, or 2.3%. We ended the quarter with approximately 78% of all deposits insured by the FDIC or collateralized. Additionally, customer preferences have continued to shift to higher-yielding deposit products as interest rates increased.
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
At September 30, 2023, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
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

Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of September 30, 2023, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $34.4 million, or 10 basis points, which will continue to be reduced by approximately $17.2 million annually.
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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 25

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
F.N.B. Corporation
Total capital	$4,461	12.38%	$3,605	10.00%	$3,785	10.50%
Tier 1 capital	3,773	10.47	2,163	6.00	3,064	8.50
Common equity tier 1	3,667	10.17	n/a	n/a	2,523	7.00
Leverage	3,773	8.77	n/a	n/a	1,720	4.00
Risk-weighted assets	36,050
FNBPA
Total capital	$4,563	12.70%	$3,592	10.00%	$3,772	10.50%
Tier 1 capital	3,857	10.74	2,874	8.00	3,053	8.50
Common equity tier 1	3,777	10.52	2,335	6.50	2,514	7.00
Leverage	3,857	8.99	2,146	5.00	1,717	4.00
Risk-weighted assets	35,919
As of December 31, 2022
F.N.B. Corporation
Total capital	$4,183	12.06%	$3,467	10.00%	$3,640	10.50%
Tier 1 capital	3,511	10.13	2,080	6.00	2,947	8.50
Common equity tier 1	3,405	9.82	n/a	n/a	2,427	7.00
Leverage	3,511	8.64	n/a	n/a	1,626	4.00
Risk-weighted assets	34,671
FNBPA
Total capital	$4,327	12.51%	$3,459	10.00%	$3,632	10.50%
Tier 1 capital	3,640	10.52	2,767	8.00	2,940	8.50
Common equity tier 1	3,560	10.29	2,248	6.50	2,421	7.00
Leverage	3,640	8.97	2,029	5.00	1,623	4.00
Risk-weighted assets	34,589
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
Management has utilized various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs. The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends and interest it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. During the third quarter of 2022, we completed a Senior Debt offering for $347.7 million in net proceeds. A portion of these proceeds were used to retire debt maturing in February 2023 (for additional information, see Note 10, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). The parent company's cash position at September 30, 2023 was $349.0 million, down $305.3 million from year-end, primarily due to the repayment of $300 million in Senior Notes maturing in February 2023. Additionally, in May, we purchased and retired $15 million par value of the 7.625% Subordinated Notes due August 12, 2023.
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
The LCR and MCH ratios and Parent company cash on hand are presented in the following table:
TABLE 26

	September 30, 2023	December 31, 2022	Internal Limit
Liquidity coverage ratio	2.8 times	1.7 times	> 1 time
Months of cash on hand	17.2 months	13.6 months	> 12 months
Parent company cash on hand (millions)	$349.0	$654.3	n/a
Management has concluded that our cash levels remain appropriate given the current market environment.
Over time, our liquidity position has been positively impacted by our ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities. Consistent with industry trends, we have experienced a shift in deposits from non-interest-bearing deposits, and checking into certificates of deposits (CDs). The March 2023 banking disruption caused an acceleration of this shift. We ended the quarter with approximately 78% of deposits insured by the FDIC or collateralized, an improvement from approximately 74% at December 31, 2022. Non-interest-bearing demand deposit accounts decreased $1.2 billion, compared to December 31, 2022. Interest-bearing demand deposits decreased $568.8 million and savings account balances decreased $554.2 million, while time deposits increased $2.2 billion, compared to December 31, 2022, as customers' preferences have shifted to CDs as interest rates have increased substantially. Our cash balances held at the FRB increased $93.4 million from December 31, 2022 to $1.2 billion at September 30, 2023. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.
We continue to have ample unused borrowing capacity that could cover 1.9 times of the uninsured deposit and non-collateralized deposit balances as of September 30, 2023. A portion of this capacity includes the FRB's Discount Window and their BTFP. We have no borrowings under either facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently have excess cash to meet our pledging requirements. At September 30, 2023, we have $1.9 billion of cash and salable unpledged government and agency securities representing 4.2% of total assets. This compares to a policy minimum of 3.0%.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 27

(dollars in millions)	September 30, 2023	December 31, 2022
Unused wholesale credit availability	$15,615	$15,669
Unused wholesale credit availability as a % of FNBPA assets	34.4%	35.9%
Salable unpledged government and agency securities	$701	$592
Salable unpledged government and agency securities as a % of FNBPA assets	1.5%	1.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	4.2%	3.9%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2023 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The twelve-month cumulative gap to total assets ratio was (1.7)% as of September 30, 2023, compared to 3.8% as of December 31, 2022. The change in the twelve-month cumulative gap to total assets was primarily related to the active management of deposit pricing across the deposit product maturity tenors which reduced our asset sensitivity. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO.

TABLE 28

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$774	$1,553	$1,976	$3,228	$7,531
Investments	1,318	229	269	513	2,329
	2,092	1,782	2,245	3,741	9,860
Liabilities
Non-maturity deposits	296	592	888	1,776	3,552
Time deposits	524	965	1,796	1,838	5,123
Borrowings	1,100	312	117	441	1,970
	1,920	1,869	2,801	4,055	10,645
Period Gap (Assets - Liabilities)	$172	$(87)	$(556)	$(314)	$(785)
Cumulative Gap	$172	$85	$(471)	$(785)
Cumulative Gap to Total Assets	0.4%	0.2%	(1.0)%	(1.7)%
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
We use an asset/liability model to measure our interest rate risk. Interest rate risk measures we utilize include earnings simulation, EVE and gap analysis. Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. In these simulations, our current financial position is combined with assumptions regarding future business activities to calculate net interest income under various hypothetical rate scenarios. The ALCO regularly reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides us with a comprehensive view of our interest rate risk profile, which provides the basis for balance sheet management strategies.

The following repricing gap analysis as of September 30, 2023 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$14,601	$1,108	$896	$1,507	$18,112
Investments	1,327	236	341	503	2,407
	15,928	1,344	1,237	2,010	20,519
Liabilities
Non-maturity deposits	7,315	—	—	—	7,315
Time deposits	632	964	1,792	1,832	5,220
Borrowings	1,081	479	6	317	1,883
	9,028	1,443	1,798	2,149	14,418
Off-balance sheet	(1,000)	200	(100)	(200)	(1,100)
Period Gap (Assets – Liabilities + Off-balance sheet)	$5,900	$101	$(661)	$(339)	$5,001
Cumulative Gap	$5,900	$6,001	$5,340	$5,001
Cumulative Gap to Earning Assets	14.5%	14.8%	13.2%	12.3%
The twelve-month cumulative repricing gap to total assets was 12.3% and 8.4% as of September 30, 2023 and December 31, 2022, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. The change in the cumulative repricing gap at September 30, 2023, compared to December 31, 2022, is primarily related to customers moving into higher yielding deposit products and shorter-term time deposits.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Using a static Balance Sheet structure and utilizing net interest income simulations, the following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of September 30, 2023. The measures do not reflect management's potential actions.

The following table presents an analysis of the potential sensitivity of our net interest income and EVE to changes in interest rates using rate shocks:
TABLE 30

	September 30, 2023	December 31, 2022	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	12.5%	5.5%	n/a
+ 200 basis points	8.3	3.3	(5.0)%
+ 100 basis points	4.1	1.1	(5.0)
- 100 basis points	2.3	1.2	(5.0)
- 200 basis points	4.4	0.9	(5.0)
Economic value of equity:
+ 300 basis points	3.1	(6.8)	(25.0)
+ 200 basis points	2.1	(4.0)	(15.0)
+ 100 basis points	1.0	(1.4)	(10.0)
- 100 basis points	0.6	(2.0)	(10.0)
- 200 basis points	(0.7)	(5.8)	(15.0)
We also model rate scenarios which move all rates gradually over twelve months (Rate Ramps) and model scenarios that gradually change the shape of the yield curve. The comparative percentages are based on the projected base net interest income at the respective measurement dates. Assuming a static Balance Sheet, a +100 basis point Rate Ramp increases net interest income (12 months) by 2.0% at September 30, 2023 and 0.5% at December 31, 2022. For a +200 basis point Rate Ramp, net interest income (12 months) increases by 4.2% at September 30, 2023 and 2.0% at December 31, 2022. The corresponding metrics for a minus 100 basis point Rate Ramp are 1.2% and 0.6% at September 30, 2023 and December 31, 2022, respectively. These results use historical long-term deposit rate beta assumptions that are regularly analyzed and adjusted as necessary for both rising and falling rate scenarios. The drivers of the positive change in net interest income in the down rate scenarios include a September 30, 2023 starting point for deposit rates that is higher than comparable historical periods, the recent mix shift into higher beta deposit products and the increased level of shorter-term borrowings. Management's intention is to manage to a more neutral position given the current market expectations for future rates.

The FOMC increased the Federal Funds rate 425 basis points in 2022 and 100 basis points in the first nine months of 2023. Forty-seven percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices which benefit from higher rates. Our cash position has also been a significant factor in our asset sensitivity metrics. Projected base net interest income has decreased from year-end as deposit rates have increased faster than asset repricing indices.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for future rates. During 2023, management has adjusted the IRR position by managing cash balances, originating higher yielding loans, strategically meeting our customers' preferences for higher yielding deposit products, in particular, shorter-term time deposits, and utilizing borrowings of varying maturities. We also utilize derivatives to manage the IRR position. We continue to make use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase our level of adjustable-rate loans. Total variable and adjustable-rate loans were 61.0% of total net loans and leases as of September 30, 2023 and 60.2% as of December 31, 2022. As of September 30, 2023, the commercial swaps totaled $5.6 billion of notional principal, with $725 million in original notional swap principal originated during the first nine months of 2023, up from $5.3 billion at December 31, 2022. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. For additional information regarding interest rate swaps, see Note 11, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report.

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
The Board of Directors adopted a risk appetite statement that defines acceptable risk levels and limits under which we seek to operate in order to optimize returns. As such, the board monitors a series of KRIs, or Key Risk Indicators, for various business lines, operational units, and risk categories, providing insight into how our performance aligns with our stated risk appetite. These results are reviewed periodically by the Board of Directors and senior management to ensure adherence to our risk appetite statement, and where appropriate, adjustments are made to applicable business strategies and tactics where risks are approaching stated tolerances or for emerging risks. New business initiatives are reviewed prior to implementation to ensure they are within our stated risk appetite. Modifications to the risk appetite statement are also reviewed periodically by the Board of Directors and senior management to ensure adherence to our overall business strategy and stated risk tolerances.
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
TABLE 31
Operating net income available to common stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net income available to common stockholders	$143,271	$135,488	$428,148	$293,608
Merger-related expense	—	2,105	2,215	32,761
Tax benefit of merger-related expense	—	(442)	(465)	(6,880)
Provision expense related to acquisition	—	—	—	19,127
Tax benefit of provision expense related to acquisition	—	—	—	(4,017)
Branch consolidation costs	—	—	—	4,178
Tax benefit of branch consolidation costs	—	—	—	(877)
Operating net income available to common stockholders (non-GAAP)	$143,271	$137,151	$429,898	$337,900
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
TABLE 32
Operating earnings per diluted common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income per diluted common share	$0.40	$0.38	$1.18	$0.83
Merger-related expense	—	0.01	0.01	0.09
Tax benefit of merger-related expense	—	—	—	(0.02)
Provision expense related to acquisition	—	—	—	0.05
Tax benefit of provision expense related to acquisition	—	—	—	(0.01)
Branch consolidation costs	—	—	—	0.01
Tax benefit of branch consolidation costs	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.40	$0.39	$1.18	$0.96

TABLE 33
Return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income available to common stockholders (annualized)	$568,414	$537,532	$572,432	$392,552
Amortization of intangibles, net of tax (annualized)	15,798	11,119	16,058	10,903
Tangible net income available to common stockholders (annualized) (non-GAAP)	$584,212	$548,651	$588,490	$403,455
Average total stockholders’ equity	$5,879,836	$5,506,949	$5,815,431	$5,464,798
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,553,738)	(2,487,434)	(2,558,610)	(2,474,401)
Average tangible common equity (non-GAAP)	$3,219,216	$2,912,633	$3,149,939	$2,883,515
Return on average tangible common equity (non-GAAP)	18.15%	18.84%	18.68%	13.99%
(1) Excludes loan servicing rights.
TABLE 34
Operating return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Operating net income available to common stockholders (annualized)	$568,412	$544,132	$574,772	$451,771
Amortization of intangibles, net of tax (annualized)	15,798	11,119	16,058	10,903
Tangible operating net income available to common stockholders (annualized) (non-GAAP)	$584,210	$555,251	$590,830	$462,674
Average total stockholders' equity	$5,879,836	$5,506,949	$5,815,431	$5,464,798
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,553,738)	(2,487,434)	(2,558,610)	(2,474,401)
Average tangible common equity (non-GAAP)	$3,219,216	$2,912,633	$3,149,939	$2,883,515
Operating return on average tangible common equity (non-GAAP)	18.15%	19.06%	18.76%	16.05%
(1) Excludes loan servicing rights.
TABLE 35
Return on average tangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Net income (annualized)	$576,385	$545,507	$580,495	$400,615
Amortization of intangibles, net of tax (annualized)	15,798	11,119	16,058	10,903
Tangible net income (annualized) (non-GAAP)	$592,183	$556,626	$596,553	$411,518
Average total assets	$45,094,167	$42,039,932	$44,314,922	$41,686,246
Less: Average intangible assets (1)	(2,553,738)	(2,487,434)	(2,558,610)	(2,474,401)
Average tangible assets (non-GAAP)	$42,540,429	$39,552,498	$41,756,312	$39,211,845
Return on average tangible assets (non-GAAP)	1.39%	1.41%	1.43%	1.05%
(1) Excludes loan servicing rights.

TABLE 36
Tangible book value per common share

	September 30, 2023	September 30, 2022
(dollars in thousands, except per share data)
Total stockholders’ equity	$5,894,280	$5,406,485
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,551,266)	(2,486,183)
Tangible common equity (non-GAAP)	$3,236,132	$2,813,420
Ending common shares outstanding	358,828,542	350,756,155
Tangible book value per common share (non-GAAP)	$9.02	$8.02
(1) Excludes loan servicing rights.
TABLE 37
Tangible equity to tangible assets

	September 30, 2023	September 30, 2022
(dollars in thousands)
Total stockholders' equity	$5,894,280	$5,406,485
Less: Intangible assets (1)	(2,551,266)	(2,486,183)
Tangible equity (non-GAAP)	$3,343,014	$2,920,302
Total assets	$45,495,958	$42,590,050
Less: Intangible assets (1)	(2,551,266)	(2,486,183)
Tangible assets (non-GAAP)	$42,944,692	$40,103,867
Tangible equity / tangible assets (non-GAAP)	7.78%	7.28%
(1) Excludes loan servicing rights.
TABLE 38
Tangible common equity / tangible assets

	September 30, 2023	September 30, 2022
(dollars in thousands)
Total stockholders' equity	$5,894,280	$5,406,485
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,551,266)	(2,486,183)
Tangible common equity (non-GAAP)	$3,236,132	$2,813,420
Total assets	$45,495,958	$42,590,050
Less: Intangible assets (1)	(2,551,266)	(2,486,183)
Tangible assets (non-GAAP)	$42,944,692	$40,103,867
Tangible common equity / tangible assets (non-GAAP)	7.54%	7.02%
(1) Excludes loan servicing rights.

TABLE 39
Net loan charge-offs, excluding isolated commercial loan charge-off due to alleged fraud (annualized) / total average loans and leases

	Three Months Ended September 30,	Nine Months Ended September 30,
(dollars in thousands)	2023	2023
Net loan charge-offs	$37,699	$59,596
Less: Isolated commercial loan charge-off	(31,900)	(31,900)
Net loan charge-offs, excluding isolated commercial loan charge-off (non-GAAP)	$5,799	$27,696
Total average loans and leases	$31,739,561	$31,070,965
Net loan charge-offs (annualized) / total average loans and leases	0.47%	0.26%
Net loan charge-offs, excluding isolated commercial loan charge-off (annualized) / total average loans and leases (non-GAAP)	0.07%	0.12%
Key Performance Indicators
TABLE 40
Efficiency ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2023	2022	2023	2022
Non-interest expense	$217,998	$195,057	$649,870	$615,257
Less: Amortization of intangibles	(5,040)	(3,547)	(15,203)	(10,323)
Less: OREO expense	(317)	(485)	(1,366)	(1,233)
Less: Merger-related expense	—	(2,105)	(2,215)	(32,761)
Less: Branch consolidation costs	—	—	—	(4,178)
Adjusted non-interest expense	$212,641	$188,920	$631,086	$566,762
Net interest income	$326,581	$297,125	$992,479	$784,891
Taxable equivalent adjustment	2,917	2,916	9,460	8,170
Non-interest income	81,551	82,464	241,249	242,940
Less: Net securities (gains) losses	55	—	78	(48)
Adjusted net interest income (FTE) + non-interest income	$411,104	$382,505	$1,243,266	$1,035,953
Efficiency ratio (FTE) (non-GAAP)	51.72%	49.39%	50.76%	54.71%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2023, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Liquidity is needed to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity risk is the potential that we will be unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Our preferred sources for funding are deposits and customer repurchase agreements, which are low cost and stable sources of funding for us. We compete with commercial banks, savings banks and credit unions, as well as non-depository competitors such as mutual funds, fintechs, securities and brokerage firms and insurance companies, for deposits and customer repurchase agreements. If a significant portion of our deposits were to be withdrawn within a short period of time or if we are unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund our loan growth and liquidity objectives, we may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements or cause us to source funds from third-party providers which may be higher cost funding, impacting our net interest margin and overall profitability. Additionally, our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Because our available-for-sale investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. However, should we sell all or a material portion of our securities portfolio to increase liquidity in the face of depositor withdrawals in the current interest rate environment, we would be required to realize significant losses that would, in turn, reduce our regulatory capital position.
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

F.N.B. Corporation

Dated:	November 3, 2023	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 3, 2023	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 3, 2023	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)