Form 10-K
period 2023-12-31
FNB CORP/PA/
filed 2024-02-26
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2023, determined using a per share closing price on that date of $11.44, as quoted on the New York Stock Exchange, was $3,967,705,593.
As of January 31, 2024, the registrant had outstanding 358,945,531 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 8, 2024 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 1, 2024.

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FTC	Federal Trade Commission
AFS	Available for sale	FTE	Fully taxable equivalent
ALCO	Asset/Liability Committee	FVO	Fair value option
AOCI	Accumulated other comprehensive income	GAAP	U.S. generally accepted accounting principles
ASC	Accounting Standards Codification	GLB Act	Gramm-Leach Bliley Act of 1999
ASU	Accounting Standards Update	HTM	Held to maturity
AULC	Allowance for unfunded loan commitments	Howard	Howard Bancorp, Inc.
BOLI	Bank owned life insurance	HUD	Department of Housing and Urban Development
Basel III	Basel III Capital Rules	IDI	Insured depository institution
BHC Act	Bank Holding Company Act of 1956, as amended	IRLC	Interest rate lock commitment
CECL	Current expected credit losses	LCR	Liquidity Coverage Ratio
CET1	Common equity tier 1	LGD	Loss given default
CFPB	Consumer Financial Protection Bureau	LIBOR	London Inter-bank Offered Rate
COVID-19	Novel coronavirus disease of 2019	LIHTC	Low income housing tax credit
CRA	Community Reinvestment Act of 1977	MCH	Months of Cash on Hand
DIF	Deposit Insurance Fund	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	MSA	Mortgage servicing asset
DOJ	U.S. Department of Justice	MSRs	Mortgage servicing rights
DTA	Deferred tax asset	NYSE	New York Stock Exchange
DTL	Deferred tax liability	OCI	Other comprehensive income
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act	OCC	Office of the Comptroller of the Currency
ERISA	Employee Retirement Income Security Act of 1974	OREO	Other real estate owned
EVE	Economic value of equity	PCD	Purchase credit deteriorated
FASB	Financial Accounting Standards Board	Penn-Ohio	Penn-Ohio Life Insurance Company
FDI Act	Federal Deposit Insurance Act	RESPA	Real Estate Settlement Procedures Act
FDIC	Federal Deposit Insurance Corporation	RRR	Reference rate reform
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	R&S	Reasonable and supportable
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FICO	Fair Isaac Corporation	SEC	Securities and Exchange Commission
FINRA	Financial Industry Regulatory Authority	SOFR	Secured Overnight Financing Rate
FNB	F.N.B. Corporation	SOX	Sarbanes-Oxley Act of 2002
FNBIA	F.N.B. Investment Advisors, Inc.	TDR	Troubled debt restructuring
FNBPA	First National Bank of Pennsylvania	TILA	Truth in Lending Act
FNIA	First National Insurance Agency, LLC	TPS	Trust preferred securities
FNTC	First National Trust Company	Union	UB Bancorp
FOMC	Federal Open Market Committee	U.S.	United States of America
FRB	Board of Governors of the Federal Reserve System	UST	U.S. Department of the Treasury
FSOC	Financial Stability Oversight Council	VIE	Variable interest entity

PART I
Forward-Looking Statements: From time to time F.N.B. Corporation has made and may continue to make written or oral forward-looking statements with respect to our outlook or expectations for earnings, revenues, expenses, capital and liquidity levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on our business operations or performance. This Annual Report on Form 10-K (the Report) also includes forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information in Item 7 of this Report.
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
As of December 31, 2023, we have three reportable business segments: Community Banking, Wealth Management and Insurance, with the remaining operations described in Other. As of December 31, 2023, we have 346 Community Banking branches in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington, D.C. and Virginia.
As of December 31, 2023, we had total assets of $46 billion, loans of $32 billion and deposits of $35 billion. See Item 7, MD&A, and Item 8, “Financial Statements and Supplementary Data,” of this Report.
Internet Information
Our website is at www.fnbcorporation.com and information regarding FNB and investor relations is located under the heading "About Us." We use our website to distribute company information, including as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. We generally post and make accessible before or promptly following the first time we use financially-related press releases, including earnings releases and supplemental financial information, various SEC filings, including annual, quarterly and current reports and proxy statements, presentation materials associated with earnings and other investor calls or events on our corporate website. Under some circumstances, the information may be relevant to investors but be directed to customers, in which case it may be accessed directly through our website's home page rather than “About Us-Investor Information.” Investors should monitor the Investor Relations portion of our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. For earnings and other conference calls or events, we generally include in our posted materials a cautionary statement regarding forward-looking and non-GAAP financial information, and we provide GAAP reconciliations when we provide non-GAAP financial information. Such GAAP reconciliations may be in materials for the applicable presentations, in materials for prior presentations or in our annual, quarterly or current reports.
Securities and Exchange Commission Reports and Corporate Governance Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the "About Us" portion of our website under the heading Investor Information (accessible by clicking on the SEC Filings link) as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC and at the SEC’s website, www.sec.gov. Notwithstanding the foregoing, the information contained on our website as referenced in this paragraph is not incorporated by reference into this Annual Report on Form 10-K. Also, under the "About Us" portion of our website under the heading Investors you may click on Corporate Governance to view the following: (i) our Code of Conduct and Code of Ethics; (ii) our Corporate Governance Guidelines; (iii) the charter of each active committee of our Board of Directors; and (iv) our Policy With Respect to Related Persons Transactions. We also intend to disclose any amendments to our Code of Conduct and waivers of our Code of Conduct required to be disclosed by the rules of the SEC and the NYSE on the Investor Information portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: F.N.B. Corporation, Attention: Office of the Corporate Secretary, 12 Federal Street, 5th Floor, Pittsburgh, Pennsylvania, 15212.
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
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 25, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2023, FNB had three business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a federally chartered trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third-party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2023, our Community Banking segment operated in seven states and the District of Columbia. Our branch network spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
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

No material portion of the loans or deposits of the Community Banking segment has been obtained from a single customer or small group of customers, and the loss of any one customer’s loans or deposits or a small group of customers’ loans or deposits by the Community Banking segment would not have a material adverse effect on the Community Banking segment specifically or on FNB generally. The substantial majority of the loans and deposits have been generated within the geographic market areas in which the Community Banking segment operates.
Wealth Management
Our Wealth Management segment delivers wealth management services to individuals, corporations and retirement funds, as well as existing customers of the Community Banking segment, located primarily within our geographic markets.
Our Wealth Management operations are conducted through three subsidiaries of FNBPA. FNTC provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2023, the fair value of trust assets under management was approximately $8.6 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
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
No material portion of the business of the Wealth Management segment has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by the Wealth Management segment would not have a material adverse effect on the Wealth Management segment specifically or on FNB generally.
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
No material portion of the business of the Insurance segment has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by the Insurance segment would not have a material adverse effect on the Insurance segment specifically or on FNB generally.
Other
We also operate other non-banking subsidiaries which are not considered to be reportable segments of FNB. F.N.B. Capital Corporation, LLC (FNBCC) was formed as a merchant banking subsidiary to offer mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. Waubank Securities LLC is a limited broker-dealer subsidiary which passively participates in corporate and municipal underwritings. We have four companies that issued TPS to third-party investors: F.N.B. Statutory Trust II, Yadkin Valley Statutory Trust I, FNB Financial Services Capital Trust I and Patapsco Statutory Trust I, the last three of which were assumed in acquisitions. FNB Financial Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. The proceeds received from these subordinated note issuances are a general funding source for FNB. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 25, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Recent Events
FNBPA, in both its own capacity and as successor by merger to Yadkin Bank, has entered into an agreement with the DOJ and the State of North Carolina to resolve their fair lending allegations related to their assessment of mortgage lending activities in the Winston-Salem and Charlotte, NC, markets that began prior to Yadkin’s merger with FNBPA in March 2017. The DOJ investigation encompassed both mortgage lending activity by Yadkin prior to the acquisition and FNBPA in the early years following its entry into the North Carolina markets. Although FNBPA denies the DOJ’s allegations, FNBPA cooperated fully to reach a settlement agreement in this inherited matter as a good faith effort to avoid prolonged litigation. Pursuant to the settlement agreement, FNBPA will provide $11.75 million in mortgage loan subsidies over a five-year period, leveraging its previously announced commitment to underserved communities across the footprint, including those located in the Charlotte and Winston-Salem markets. FNBPA has also agreed to spend approximately $1.75 million over the five-year period on community partnerships, advertising, community outreach and consumer education. FNBPA has also agreed to open three new branch offices in predominantly Black and Hispanic neighborhoods, with two in Charlotte and one in Winston Salem, North Carolina. FNBPA believes the terms of the settlement agreement are consistent with it’s broad focus on promoting equity and economic prosperity in the markets that it serves. The settlement does not include any civil money penalties against FNBPA.
Market Area and Competition
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
We compete for loans, deposits and financial services business with a large number of bank and non-bank financial institutions and other lenders engaged in the business of extending credit, including financial technology companies and marketplace lenders. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits comes from commercial banks, savings banks and credit unions. Competition for deposits also comes from non-depository competitors such as financial technology companies, mutual funds, securities and brokerage firms and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, our subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies. Competition for loans and deposits depends on a number of factors, including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits and lending limits. Also, our ability to continue to compete effectively depends in large part on retaining and motivating our employees and attracting new employees, while effectively managing compensation and other expenses, especially given recent inflationary wage pressures.
The ability to deploy and use technology effectively is an important competitive factor in the financial services industry. Technology is not only important with respect to the delivery of financial services, risk management, regulatory compliance and security of customer information, but also in processing information. FNB and each of our subsidiaries must continually make technological investments to remain competitive in the financial services industry. FNBPA has executed several initiatives that have integrated and streamlined its physical branch and e-delivery channels, including a growing fleet of ATMs with video TellerChat capabilities. Our flagship digital technology is eStore®, our proprietary online, mobile and in-branch platform where customers can shop and apply for deposit and loan products, access financial education and schedule appointments. FNBPA has enhanced eStore with our one-of-a-kind, universal eStore Common Application, which customers will be able to use to apply for almost all of our products and services simultaneously. These select examples, coupled with our investment in data science and analytics, contribute to our ability to efficiently grow and expand customer relationships.
Human Capital
We are committed to attracting, retaining and developing exceptional talent who reflect the communities we serve.
FNB’s leadership team has made long-standing investments in a competitive compensation and benefits program that promotes work-life balance, financial and mental health, and overall well-being. The comprehensive package includes robust development resources that encourage advancement and increased representation at all levels of the Company, furthering our strategic focus on building and sustaining a diverse workforce. Through our comprehensive approach, we have created an inclusive environment that fosters collaboration, innovation and a passion to win, all of which translate to strong performance and a rewarding employee experience.

Our superior culture is evidenced by more than 60 workplace awards we have received from respected third-party organizations since 2020. In 2023, highlights again included national, regional and industry-specific recognition from Energage, an independent research firm, based entirely on feedback from our own team. As part of its award program, Energage highlighted FNB’s cultural excellence in categories such as innovation, leadership, work-life flexibility, DEI practices, compensation and benefits, professional development, and employee appreciation and well-being. Additionally, our commitment to providing an inclusive, employee-centric workplace was further reinforced by various national media outlets, including appearances on Newsweek’s lists of America’s Greatest Workplaces for Diversity, LGBTQ+, Veterans and Parents and Families.
FNB has also repeatedly been named to JUST Capital’s prestigious annual list of companies that demonstrate just business behavior based on our performance in categories that matter most to the American public and is, in part, an assessment of our employee practices relative to benefits, income inequality, racial equity and employee opportunity.
As of December 31, 2023, FNB and our subsidiaries had 4,008 full-time and 220 part-time employees.
Recruitment. We are committed to building a diverse and inclusive workforce and have found great success cultivating and fostering mutually beneficial partnerships with job and recruiting centers, colleges and universities, including historically black colleges and universities, diverse student groups within universities, and diversity-focused organizations that help us to identify and attract top candidates. All members of our talent acquisition team hold the designation of Certified Diversity Recruiter, and our leaders participate in events hosted by these partners to further our brand as an employer of choice. We use internally created digital marketing developed algorithms and data tools to increase job posting visibility within diverse job boards. We have committed to creating a strong and growing internship program to funnel high potential talent into our Development Programs within FNB to help with career growth and build succession and are devoted to following the Fair Hiring Practices Act and Fair Chance Act.
Employee Development. We focus resources on programs to develop leaders and promote internal advancement within the organization. This includes mentoring and coaching programs, succession planning reviews, and leadership development programs, administered by our dedicated learning and development team to further develop the talent that our recruitment efforts have attracted. In addition, we offer tuition reimbursement for employees seeking post-secondary education, including college and graduate school.
Diversity. We have a Manager of Diversity and Inclusion with over 20 years of professional experience who works directly with FNB’s Diversity Council and together they are collectively engaged in proactive-leadership, strategies, and initiatives to promote diversity, equity and inclusion in our culture that supports our mission to build a workforce in which all employees can learn, grow and prosper. Our Manager of Diversity and Inclusion and the Diversity Council work with our leadership to support both corporate and employee initiatives promoting an inclusive culture and a workplace environment that attracts, retains and develops the best talent from a broad spectrum to create a diverse, highly productive workforce throughout our organization. The membership composition of the Diversity Council reflects the diversity within our organization. In addition, the membership represents every region in the organization, and various lines of business and position levels.
Engagement. We regularly seek feedback from our employees and in 2023 participated in several regional Top Workplace surveys. Our outstanding scores continue to help us achieve external recognition as an employer of choice.
Compensation. Our compensation philosophy is to maintain a program that supports our mission and values. The compensation program is a management tool that, when aligned with an effective communication plan, is designed to support, reinforce, and align our values, business strategy, operational and financial needs with our strategic goals.
We believe that compensation programs, through competitive base salary, short-term incentive plans, and long-term incentive plans, are essential for encouraging the behavior to set performance expectations, improving service quality and productivity, and recognizing contributions to our success, while also avoiding incentivizing undue risk to our financial condition.
Our executive compensation program is overseen by the Compensation Committee of our Board of Directors, in collaboration with a leading independent compensation advisory firm. In addition, the oversight and review of our company-wide compensation philosophy and programs are conducted by the Management Compensation Committee. This team, chaired by FNB’s Chairman, President and Chief Executive Officer, regularly meets to promote compensation programs that are fair and equitable, to achieve a performance-driven work culture that generates company growth and to reward employees for focusing on customer needs, while avoiding inappropriate conduct regarding our clients, and demonstrating appropriate risk management behaviors.

Values & Training. We strive to maintain sound financial practices and governance processes through a commitment to ethical behavior, a solid reputation and a firm record of compliance and stability that these strengths create, both within our Corporation and for our customers. Employees complete quarterly and annual training, including regulatory and compliance requirements and ethical standards, to maintain and increase knowledge of standards required of the financial services industry. Additionally, we provide employees various avenues to confidentially and anonymously report perceived unethical behavior without repercussions to them, such as FNB’s Ethics Hotline. We encourage employees to report any issues that could result in financial or reputational harm to us.
Wellness. Our commitment to the personal and professional well-being of each employee extends beyond a competitive compensation and benefits package. Innovative employee-friendly programs and policies designed to help team members maintain a healthy, meaningful work/life balance by providing resources to support mental, physical and financial health are offered and regularly expanded. This includes parental and caregiver leave, monetary employer contributions to employee Health Savings Accounts, adoption assistance and back-up child-care programs built to provide employees with the financial support and time away from work that they need to focus on their new family members.
Safety. Employee and customer safety remain paramount concerns for us. We demonstrate this commitment to each group through varying initiatives and procedures to ensure that employees and customers alike leave our spaces as safely as they came. We provide our employees detailed information and training explaining the safety features, evacuation and emergency procedures process. The development of a new state of the art headquarters building will ensure that employee safety is met in a facility that is fully ADA compliant, has full security access controls and will more closely manage and monitor guests and visitors entering our space. As a response to the health and safety risks exposed during the COVID-19 outbreak our new headquarters building will also feature HVAC systems that are specifically designed to mitigate risks from airborne pathogens using state of the art filtration, Air Handling and Ionization indoor air systems.
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
In addition, the Tax Cuts and Jobs Act of 2017 (TCJA) disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as FNBPA, the premium deduction is phased-out based on the proportion of the bank’s assets exceeding $10 billion.
The FDIC issued a final rule in November 2023 to implement a special assessment on banks with over $5 billion in total assets to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank during the first quarter of 2023. The special assessment rate is 13.44 basis points and will be paid over eight quarters beginning in June 2024. Our total assessment accrued and expensed during 2023 totaled $29.9 million. The special assessment is not considered an FDIC premium under the TCJA and therefore is tax deductible for federal income tax purposes. After eight quarters, there is a possibility for the FDIC to impose a one-time shortfall special assessment if the amount collected by the special assessment does not meet the final loss amounts of Silicon Valley Bank and Signature Bank after the termination of the receiverships.
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
The Consumer Financial Protection Bureau.  The CFPB’s responsibility is to establish, implement and enforce laws, rules and regulations under certain federal consumer financial laws, as defined by the Dodd-Frank Act and interpreted by the CFPB, with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking and enforcement authority under many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, deceptive or abusive acts and practices in connection with the offering of consumer financial products and services. In 2022, and continuing into 2023, the CFPB has taken an increasingly aggressive approach and expanded its reach and has made it clear that the CFPB is interpreting its statutory authorities broadly to expand the CFPB's ability to pursue violations of the consumer financial and fair lending laws in consumer financial markets, including issuing guidance indicating certain bank overdraft and mortgage lending practices constitute violations of the Unfair, Deceptive or Abusive Acts or Practices statute. In addition, the Dodd-Frank Act permits states to adopt consumer protection regulations that are more stringent than the regulations promulgated by the CFPB, and state attorneys general have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and against, with respect to certain non-preempted laws, national banks. Compliance with any such new regulation or other precedent established by the CFPB and/or states could reduce our revenue, increase our cost of operations and compliance, and limit, prevent, or make more costly, our ability to expand into certain products and services. Over the past several years, the CFPB has been active in bringing enforcement actions against banks and non-bank financial institutions to enforce federal consumer financial laws. Other federal financial regulatory agencies, including the OCC, as well as state attorneys general and state banking agencies and other state financial regulators also have been increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
Debit Card Interchange Fees.  The FRB, pursuant to its authority under the Dodd-Frank Act, has implemented rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus 0.05% of the transaction total (and an additional one cent to account for fraud protection costs). In October 2023, the FRB proposed to lower the base component of regulated debit from 21 cents to 14.4 cents. In addition, the ad valorem component would decline to 4 basis points, from its current rate of 5 basis points. However, the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents. The maximum permissible interchange fee for a $50 debit card transaction would be 17.7 cents under the proposal, down from 24.5 cents under the current rule. The FRB is also proposing that the interchange rate cap will be automatically updated every two years based on the data collected from issuers.
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
FNB, like other bank holding companies, is required to maintain CET1, tier 1 and total capital (the sum of tier 1 and tier 2 capital) equal to at least 7.00%, 8.50% and 10.50%, respectively, of our total risk-weighted assets (including various off-balance sheet items). The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2023, our CET1, tier 1 and total capital ratios under these guidelines were 10.04%, 10.33% and 12.16%, respectively. At December 31, 2023, we had $298.4 million of capital securities and subordinated debt that qualified as tier 2 capital.
In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 4.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. The guidelines also provide that bank holding companies, depending on the types, quality and quantity of risk associated with its activities (e.g., acquisitions, internal growth), will be expected to maintain strong capital positions above the minimum supervisory levels without significant reliance on intangible assets. Our leverage ratio at December 31, 2023 was 8.72%.
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
Management believes that as of December 31, 2023, FNB and FNBPA meet all capital adequacy requirements under Basel III.
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
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital, CET1 and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2023.
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
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the CFPB, HUD, and other regulators. Fair lending laws include the Equal Credit Opportunity Act (ECOA) and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. Moreover, in 2022, the CFPB issued an advisory opinion and amended its examination procedures to assert that the ECOA applies to all phases of the loan cycle and asserted its authority to determine that violations of the fair lending laws may also constitute a violation of the Unfair, Deceptive or Abusive Acts or Practices Acts. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation. The DOJ and CFPB have a Memorandum of Understanding under which the agencies have agreed to share information, coordinate investigations and have generally committed to strengthen their coordination efforts. The current Presidential Administration has indicated a focus on prioritizing enforcement of the federal anti-discrimination laws, and as a result, the CFPB may adopt more strict anti-discrimination enforcement policies in the area of fair lending, loan servicing, collections and other consumer-related areas. In October 2021, the DOJ announced an initiative to combat redlining through utilization of its fair lending prosecutorial authority and has announced the settlement of a number of bank investigations concerning redlining and other violations of the fair lending laws, including a February 5, 2024 announcement that Yadkin Bank (Yadkin) and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending allegations related to the assessment of mortgage lending activities during a five-year period in the Winston-Salem and Charlotte, North Carolina majority Black and

Hispanic census tracts (MBHCTs) that began prior to Yadkin’s merger with the FNBPA in March 2017. FNBPA is required to have a fair lending program that is of sufficient scope to monitor fair lending and that appropriately remediates issues which were identified during the DOJ investigation as well as add additional branches, increase marketing and mortgage and home equity loan subsidies in these MBHCTs.
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
Further, in 2022, the enactment of the Strengthening American Cybersecurity Act (SACA), and the SEC proposed rules to enhance disclosures regarding cybersecurity risk management strategy, governance and incident reporting are designed to standardize cybersecurity processes and disclosure requirements. SACA requires critical infrastructure companies, such as financial institutions, to report "significant cyber-incidents" and all ransom payments to the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency (CISA). The definition of a "covered cyber-incident" will be determined by CISA rulemaking, but the Act provides that, at a minimum, an incident must be reported if it: (1) causes a "substantial loss of confidentiality, integrity or availability" of information or a "serious impact on the safety and resiliency of operational systems and processes"; (2) causes a "disruption of business or industrial operations, including due to a denial of service attack, ransomware attack or exploitation of a zero day vulnerability"; or (3) involves "unauthorized access or disruption of business or industrial operations" due to a "compromise of a cloud service provider, managed service provider or other third-party data hosting provider or by a supply chain compromise". In July 2023, the SEC adopted a final rule requiring mandatory annual disclosures of companies’ cybersecurity risk management policies, including board oversight of cybersecurity risks, as well as mandatory reporting of material cybersecurity incidents.
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
On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include: (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry maintained by the UST’s Financial Crime Enforcement Network (FinCEN); (ii) enhanced whistleblower provisions; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information-sharing provisions that permit financial institutions to share information relating to suspicious activity reports with certain foreign branches, subsidiaries, and affiliates; and (v) expanded duties and powers of FinCEN. Many of the amendments require the UST and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued a final regulation implementing the beneficial owner information (BOI) reporting requirements. On December 22, 2023, FinCEN published a final rule that establishes standards for financial institutions and government entities to access BOI reported to FinCEN.
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
Consumer Protection Statutes and Regulations
In addition to the consumer regulations promulgated by the FRB, OCC and state agencies, and the regulations issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes including the TILA, Truth in Savings Act, Equal Credit Opportunity Act (ECOA), Fair Housing Act, RESPA, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Electronic Fund Transfer Act and Home Mortgage Disclosure Act, CRA and regulations and guidance promulgated thereunder by the CFPB and the federal banking agencies. Among other things, these laws and regulations:
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
In April 2023, the OCC issued final guidance on Overdraft Protection Programs. This guidance addresses certain practices that may result in heightened risk exposure, including the risk of violating section 5 of the FTC Act (Section 5), which prohibits unfair or deceptive acts or practices,4 and Section 1036 of the Consumer Financial Protection Act of 2010, which prohibits unfair, deceptive, or abusive acts or practices. These practices include assessing overdraft fees on debit card transactions that are authorized when a consumer’s available account balance is positive but later post to the account when the available balance is negative, also referred to as “authorize positive, settle negative” (APSN) and assessing an additional fee each time a third party resubmits the same transaction for payment after a bank returns the transaction for non-sufficient funds (NSF) (referred to as “representment fees”). The guidance also describes certain practices that may help to manage risks associated with overdraft protection programs, including assisting consumers in avoiding unduly high costs in relation to the face value of the item being presented, the amount of their regular deposits, and their average account balances and implementing fees and practices that bear a reasonable relationship to the risks and costs of providing overdraft protection program services.
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
Community Reinvestment Act
Federal Regulators issued a joint final rule that makes extensive amendments to the regulations that implement the CRA. The agencies’ stated goal in issuing the Final Rule is to “strengthen and modernize” the CRA regulations, which have not been significantly revised in nearly three decades. Under the new requirements, FNB would be subject to new performance tests that would make it difficult to achieve a “Satisfactory” or “Outstanding” rating. The Final Rule also establishes new standardized metrics and quantitative standards for evaluating banks’ CRA performance under various performance tests. The new requirements will be an extensive overhaul of the current data collection, calculations and reporting under the existing CRA rule and would require additional costs to come into compliance. Most of the Final Rule’s requirements will be effective beginning January 1, 2026. Additional requirements, including new data reporting requirements, will be applicable on January 1, 2027.
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
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act) generally permits bank holding companies to acquire banks in any state and preempts all state laws restricting the ownership by a holding company of banks in more than one state. A bank is subject to any state requirement that the bank has been organized and operating in for a minimum period of time and the requirement that the bank holding company, after the proposed transaction, controls no more than 10% of the total amount of deposits of IDIs in the U.S. and no more than 30% or such lesser or greater amount set by the state law of such deposits in that state. The Interstate Banking Act also permits:
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
Section 956 of the Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as FNB, having at least $1 billion in total assets that encourage inappropriate risk-taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. In October 2022, the SEC adopted a final regulation implementing the incentive-based recovery (or "clawback") provisions of the Dodd-Frank Act. The final regulation directed stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation paid to current or former executive officers in the event of material non-compliance with any financial reporting requirement under the securities laws, even if there was no misconduct or failure of oversight on the part of an individual executive officer, and to disclose their clawback policies and their actions under those policies. We timely adopted an executive compensation clawback policy in order to comply with this regulation and the listing standards of the NYSE, and a copy of the policy is filed as an exhibit to this Annual Report. Incentive compensation and sales practices, particularly in connection with certain products and services that are viewed as high-risk from a supervisory perspective, such as cross-selling and overdraft services, continue to be priority issues on the examination and supervision agendas of the CFPB and the federal banking agencies. The scope and content of the U.S. banking regulators' policies on executive compensation may continue to evolve.
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
On October 21, 2021, the FSOC published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Further, on March 30, 2022 and December 2, 2022, respectively, the FDIC and the FRB issued their own proposed principles for climate risk management, which are applicable to larger banking organizations. Although these risk management principles, if adopted as proposed, would not apply to FNBPA directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations. In October 2023, the OCC issued its Risk Management: Principles for Climate-Related Financial Risk Management for Large Financial Institutions governing financial institutions with consolidated assets over $100 billion. These risk management principles are deemed safety and soundness concerns and are designed to provide guidance to large financial institutions regarding climate risk considerations relative to physical risks and transition risks associated with climate change. It is anticipated that the OCC will consider climate risk elements related to these principles in their supervisory oversight of financial institutions with less than $100 billion in assets. Also, the FRB announced on September 29, 2022 that six of the largest U.S. banking organizations will participate in a climate scenario analysis pilot program in order to assess the resilience of such organizations under various hypothetical scenarios involving physical and transition climate-related risks on specific residential and commercial real estate in their portfolios for the purpose of using scenarios on current policies and policies targeting zero emissions by 2050. The FRB states the overriding purpose of the pilot climate risk assessment study is to deepen the understanding of climate risk management practices and advance the development of the capacity to better identify, measure, monitor and manage climate-related risks. The SEC has issued a proposed rule that, if adopted, would require public companies to provide detailed reporting of climate-related risks (material risks and strategic implications), green-house gas emissions and net-zero transition plans (targets pertaining to planned reductions). As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.
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
Digital Asset Regulation
On January 3, 2023, the federal banking agencies issued additional guidance in the form of a joint statement addressing digital asset-related risks to banking organizations. That statement noted the recent volatility and exposure of vulnerabilities in the digital asset sector and indicated that the agencies are continuing to assess whether or how the digital asset-related activities of banking organizations can be conducted in a safe and sound manner and in compliance with all applicable laws and regulations. The statement stressed that each agency has developed, and expects banking organizations to follow, supervisory processes for evaluating proposed and existing digital asset activities. We do not invest in digital assets or so-called cryptocurrencies.
Governmental Policies
The operations of FNB and our subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities and the current Presidential Administration. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. In fact, in the midst of rising inflation and pressure to raise interest rates, in its FOMC policy statement issued on January 26, 2022, the FRB strongly signaled that it would soon be time to raise the target range for the Federal funds rate, and the FOMC has since increased the target Federal funds rate eleven times during 2022 and 2023 to a range of 5.25% to 5.50% as of December 31, 2023. The FOMC signaled that current FRB direction is to begin lowering rates at some point during 2024 as inflation returns to more normalized levels. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.
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
You should carefully consider each of the following risks and all the other information set forth in this Report. If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition, results of operations or cash flows. These events could also have a negative effect on the trading price of our securities.
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
Generally, commercial loans and leases present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of its business and income stream. Some of our commercial borrowers have multiple loans outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory, property and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration, declining valuations, or other losses in advance of liquidation of such collateral. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of MD&A, which is included in Item 7 of this Report.
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
•Mortgage loan production levels are sensitive to changes in economic conditions and activity, strengths or weaknesses in the housing market, changes in FRB monetary policies, interest rate fluctuations and the availability of an active secondary market or originations that could shift to adjustable-rate products which may be held in the portfolio. Generally, any sustained period of decreased economic activity or higher interest rates could reduce demand for mortgage loans and refinancings, while, conversely, any sustained period of increased economic activity and decreasing interest rates could increase the demand for mortgage loans and loan repayments. In addition, our results of operations are affected by the amount of non-interest expense associated with mortgage banking activities, such as salaries, commissions and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
•Future changes to our eligibility to participate in the programs offered by the government-sponsored entities (GSEs) and other secondary purchasers, or the loan criteria of the GSEs and other secondary purchasers could also result in a lower volume of corresponding loan originations and sales.
•The estimates of revenues produced by the models we use to assess the impact of interest rates on mortgage-related revenues are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.

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
The level of the ACL reflects the judgment and estimates of management regarding the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. Determination of the allowance is inherently subjective and is based on factors that are susceptible to significant change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, suspected fraud, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL. In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the ACL, we will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. For additional discussion relating to this matter, refer to the Allowance and Provision for Credit Losses section of MD&A, which is included in Item 7 of this Report.
2. Market Risk
Our business and financial performance is impacted significantly by market interest rates and changes in those rates. The monetary, tax and other policies of governmental agencies, including the UST and the FRB, have a direct impact on interest rates and overall financial market performance over which we have no control and which may not be able to be predicted with reasonable accuracy.
As a result of the high percentage of our assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our business, profitability and the value of our financial assets and liabilities. Such scenarios may include the following:
•changes in interest rates or interest rate spreads can affect the difference between the interest earned on assets and the interest paid on liabilities, which impacts FNBPA’s overall net interest income and profitability;
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
The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. The FRB regulates the national supply of bank credit and certain interest rates through the implementation of certain monetary policies and actions. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced in January 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time, which it did from March 2022 to July 2023. The FOMC has since paused increases to the target federal funds rate. Although economists are projecting that the target funds rate will likely decline in small periodic increments, the timing, extent, and frequency of such reductions remain uncertain.
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Interest rate risk may also result from timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, hedging activity and the potential exercise of explicit or embedded options.

Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual or future interest rate changes on our balance sheet.
Changes in interest rates could reduce the value of our AFS securities holdings which would increase our accumulated other comprehensive loss and thereby negatively impact stockholders’ equity.
We maintain an investment portfolio consisting of various high-quality liquid fixed-income securities. The total carrying value of the AFS securities portfolio as of December 31, 2023 was $3.3 billion and the estimated duration of the portfolio was approximately 3 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of our AFS securities portfolio, a one percent increase or decrease in market rates is projected to positively or negatively impact the market value of the AFS securities portfolio by approximately $100.1 million. Increases or decreases in market interest rates are expected to further increase or decrease our AOCI (loss) and thereby decrease stockholders’ equity. Further, the FRB and the OCC may consider increases in AOCI when evaluating our regulatory capital position, although current capital regulations permit AOCI to be excluded from capital for institutions of our size.
3. Liquidity Risk
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due.
Our ability to implement our business strategy will depend on our liquidity and ability to obtain funding for loan originations, working capital and other general purposes. Liquidity is needed to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. Liquidity risk is the potential that we will be unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends on our common stock because of illiquid assets or an inability to obtain satisfactory funding. Our preferred sources for funding are deposits and customer repurchase agreements, which are low cost and stable sources of funding for us. We compete with commercial banks, savings banks and credit unions, as well as numerous non-depository competitors for deposits and customer repurchase agreements. If a significant portion of our deposits were to be withdrawn within a short period of time or if we are unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund our loan growth and liquidity objectives, we may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements or cause us to source funds from third-party providers which may be higher cost funding, impacting our net interest margin and overall profitability. Additionally, our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. However, the sale of all or a material portion of our securities portfolio to increase liquidity in the face of withdrawals would cause the realization of significant losses that would, in turn, reduce our regulatory capital position.
Our growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations (see discussion under “Government Supervision and Regulation” included in Item 1 of this Report). As a financial holding company, we seek to maintain capital sufficient to meet the “well-capitalized” standard set by regulators. While we anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future, we may, at some point need to raise additional capital to support current operations or continued growth.
The availability of additional capital or financing will depend on a variety of factors, many of which are outside of our control, including market conditions, credit availability, our credit ratings and credit capacity, marketability of our stock, and the possibility that lenders and investors could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of business activity decreases due to economic conditions. Accordingly, there can be no assurance of our ability to expand our operations through organic growth or acquisitions. As such, we may be forced to delay raising capital, issue shorter-term securities than desired or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility. In addition, if we decide to raise additional equity capital, it could be dilutive to our existing stockholders.
We are dependent on dividends from our subsidiaries to meet our financial obligations and pay dividends to stockholders.
We are a holding company and conduct almost all our operations through our subsidiaries. We do not have any significant assets other than cash and the stock of our subsidiaries. Accordingly, we depend on dividends from our subsidiaries, in particular FNBPA, to meet our financial obligations and to pay dividends to stockholders. Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of our net income for the current year combined with our retained net income for the two preceding years. The OCC has the authority to prohibit FNBPA from paying dividends if it determines such payment would be an unsafe and unsound banking practice. Likewise, our state-based entities are subject to state laws governing dividend practices and payments.
Regulatory authorities may restrict our ability to pay dividends on, and make repurchases of, our common stock.
Dividends on our common stock will be payable only if, when and as authorized and declared by our Board of Directors; however, our ability to pay dividends and make stock repurchases may be limited due to banking laws and regulations and limitations imposed by our banking regulators (including OCC limiting dividends from FNBPA). In certain circumstances, we will not be able to make a capital distribution unless the FRB approves such distribution, including if the dividend could not be fully funded by our net income over the last four quarters (net of dividends paid), our prospective rate of earnings retention appears inconsistent with our capital needs, asset quality, and overall financial condition, or we will not be able to continue meeting the minimum required capital ratios. As a bank holding company, we also are required to consult with the FRB before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the FRB could prohibit or limit our payment of dividends if it determines that payment of the dividend would constitute an unsafe or unsound practice. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
We have outstanding securities senior to common stock which could limit our ability to pay dividends on our common stock.
We have outstanding TPS that are senior to our common stock and could adversely affect our ability to declare or pay dividends or distributions on our common stock. The terms of the TPS prohibit us from declaring or paying dividends or making distributions on our junior capital stock, including the common stock, or purchasing, acquiring, or making a liquidation payment on any junior capital stock, if: (1) an event of default has occurred and is continuing under the junior subordinated debentures underlying the TPS, (2) we are in default with respect to a guarantee payment under the guarantee of the related TPS, or (3) we have given notice of our election to defer interest payments, but the related deferral period has not yet commenced or a deferral period is continuing. If we experience a material deterioration in our financial condition, liquidity, capital, results of operations or risk profile, our regulators may not permit us to make future payments on our TPS, which would also prevent us from paying any dividends on our common stock.
4. Reputation Risk
Our key assets include our brand and reputation and our business may be affected by how we are perceived by the public.
Our brand and our reputation are our key assets. Our ability to attract and retain banking, insurance, wealth management and corporate clients and employees is highly dependent upon external perceptions of our culture, level of service, security, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage our reputation among existing customers and corporate clients and employees, which could make it difficult for us to attract new clients and employees and retain existing ones. Adverse developments with respect to our financial services activities, the financial services industry or sociopolitical events and circumstances may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.
We are subject to environmental, social and governance (ESG) risks that could adversely affect our reputation and the market price of our securities.
We are subject to a variety of risks arising from ESG matters. ESG matters include climate risk, hiring practices, the diversity of our work force, and equitable treatment of our employees, customers and third parties with whom we otherwise do business. Risks arising from ESG matters, including shifts in investor approaches related to ESG, may adversely affect, among other things, our reputation and the market price of our securities.
Further, we may be exposed to negative publicity (e.g., traditional and social media) based on the identity and activities of those to whom we lend and with which we otherwise do business, and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Such negative publicity could adversely impact our relationships and reputation with our existing and prospective customers and potentially have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our securities.

Investors may consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment decisions. Certain investors have incorporated the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change into their investment theses.
Increased attention to ESG matters also has caused public officials, including certain state attorneys general, treasurers, and legislators, to take various actions to impact the extent to which ESG principles are considered by private investors, including actions to limit business with government entities or the initiation of an investigation or enforcement action because of what is perceived to be, depending on the governmental authority, either our unwarranted focus or lack of focus on ESG matters.
5. Operational Risk
Our failure to continue to recruit and retain qualified banking professionals could adversely affect our ability to compete successfully and affect our profitability.
Our continued success and future growth depend heavily on our ability to attract and retain highly skilled, diverse and motivated banking professionals. We compete against many institutions with greater financial resources both within our industry and in other industries to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.
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
We are subject to operational risk that could damage our reputation and our business. We engage in a variety of businesses and rely on systems, employees, service providers and counterparties to properly process a high volume of transactions.
Like all businesses, we are subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in our systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk. Many strategic initiatives, including those related to products, staffing, and business processes, could substantially increase operational risk. We are also exposed to operational risk through our outsourcing arrangements, and the effect the changes in circumstances or capabilities of our outsourcing vendors can have on our ability to continue to perform operational functions necessary to our business.
External and internal risk has proliferated in recent years.
The shift in recent years to digital, mobile, and online platforms have resulted in a large volume of payment transactions being executed more quickly leaving banks less time to identify and counteract fraud, and recover the funds misappropriated by fraudulent actors. Moreover, the level of sophistication of fraud has increased in part due to greater collaboration among bad actors, including the exchange of stolen data, new techniques and expertise available on the dark web. The financial services industry is continually developing and forcing countermeasures to prevent, detect and remediate the ever-shifting fraud landscape and the ability to quickly adapt to new threats is a critical element of fraud prevention.
Changes and instability in economic conditions and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.
Our financial performance depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession or an inflationary environment, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the FRB. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate on 11 separate occasions citing economic and geopolitical disruptions, and signaled that current FRB direction is to begin lowering rates at some point during 2024 as inflation returns to more normalized levels.

Financial institutions also face a comparatively heightened credit risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. According to the FRB’s October 2023 Financial Stability Report, commercial real estate (CRE) values remained elevated relative to fundamentals, even as prices continued to decline. While CRE values continue to fluctuate, some markets are showing signs of stabilizing prices. However, the outlook for CRE remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. In any case, credit performance over the medium-and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain, with some degree of instability in the CRE markets expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.
Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe could have a negative impact on our business, financial condition and results of operations. For instance, in response to the Russia-Ukraine war, the U.S. has imposed, and is likely to continue to impose, significant financial and economic sanctions and export controls against certain Russian organizations and individuals, with similar actions being taken by the European Union, the United Kingdom and other jurisdictions. The Russian invasion and subsequent sanctions had and could continue to have certain negative impacts on global and regional financial markets and economic conditions. In addition, the attacks by Hamas on Israel in October 2023, Israel’s response and a potential broader armed conflict in the Middle East are likely to continue impacting the global economy, including that of the United States and have added to concerns of a widening conflict in the Middle East. In particular, oil prices have become increasingly volatile in the aftermath of the attacks on Israel. Each of the developments described above, or any combination of them, could adversely affect our businesses, financial condition and results of operations.
Our business could be adversely affected by difficult economic conditions in the regions in which we operate.
We operate in seven states and the District of Columbia. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the U.S. as a whole. Challenging macroeconomic, recessionary and employment conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations, such as: demand for our loans, deposits and services may decline; loan delinquencies, problem assets, foreclosures and charge-offs may increase; weak economic conditions could limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income; collateral for our loans may decline in value; and the amount of our low-cost or non-interest-bearing deposits may decrease.
The banking and financial services industry continually encounters technological change, especially in the systems that are used to deliver products to, and execute transactions on behalf of customers. If we fail to continue to invest in technological improvements as they become appropriate or necessary, our ability to compete effectively could be severely impaired.
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in artificial intelligence. The effective use of technology increases efficiency and enables financial institutions to better compete for and serve customers and reduce costs. Our future success will depend, in part, on our ability to address customer needs by using secure technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in our operations. Many of our larger competitors have greater resources to invest in technological improvements, and we may not effectively implement new technology-driven products and services or do so as quickly as our competitors. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.
In addition, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased over the course of the last several years. Certain characteristics of digital asset transactions, including their speed and anonymity are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers - which, at present are not subject to the extensive regulation as banking organizations and other financial institutions - have become active competitors for our customers' banking business. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, an initiative by the CFPB, as prompted by the Biden Administration, to promote “open and decentralized banking” through the proposal of a Personal Financial Data Rights rule designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions could lead to greater competition for products and services among banks and non-banks alike if a final rule is adopted. The timing of and prospects for any such action are uncertain at this time. The loss of these revenue streams and the higher cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
An interruption in or breach in security of our information systems, or other cybersecurity risks, could result in a loss of customer business, increased compliance and remediation costs, civil litigation or governmental regulatory action, and have an adverse effect on our results of operations, financial condition and cash flows.
As part of our business, we collect, process and retain sensitive and confidential client and customer information in both paper and electronic form and rely heavily on communications and information systems for these functions. This information includes non-public, personally-identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of these data processing functions are not handled by us directly, but are outsourced to third-party providers. We have experienced cyber-attacks in the past, none of which have had a material impact on our business or operations, and expect to continue to be the target of cyber-attacks. Our current facilities and systems, as well as those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, misplaced or lost data, programming and/or human errors or other similar events. While we have policies, procedures and practices designed to prevent or limit the effect of the failure, interruption, or security breach of our communications and information systems, we cannot completely ensure that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations.
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
As technology advances, the ability and speed to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through no fault of ours. Although we maintain specific “cyber” insurance coverage, the amount or form of coverage may not be adequate in any particular case. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities.
Our day-to-day operations rely heavily on the proper functioning of products, information systems and services provided by third-party, external vendors.
We rely on certain external vendors to provide products, information systems and services necessary, including our core processing system, to maintain our day-to-day operations. These third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor (including zero-day attacks associated with vulnerabilities in third-party software that were not previously known), failure of a vendor to comply with applicable laws and regulations or to conform to our internal controls and risk management procedures, and failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business.

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
Hurricanes, tornadoes, excessive rainfall, droughts or other adverse weather events, and public health emergencies could negatively affect the local economies in the markets of our footprint, or disrupt our operations in those markets, which could have an adverse effect on our business or results of operations.
The economy of the markets in our footprint is affected, from time to time, by adverse weather events and other disruptions, including as a result of public health issues. We cannot predict whether, or to what extent, damage caused by future weather conditions or other disruptions will affect our operations, customers or the economies in our markets. Weather events could cause a disruption in our day-to-day business activities in branches within our markets, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a weather event does not cause any physical damage in our markets, it could affect the market value of property within our footprint, particularly agricultural interests, which are highly sensitive to excessive rainfall or droughts.
6. Legal and Compliance Risk
Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.
A U.S. government debt default, threatened or wide spread perception of a potential debt default, or downgrade of the sovereign credit ratings of the U.S. by credit rating agencies, could have an adverse impact on financial markets, interest rates and economic conditions in the U.S. and worldwide.
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the U.S. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, possible reductions in federal government spending, and the possibility of the federal government defaulting on its obligations for a period of time, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
In addition to affecting the price and liquidity of U.S. government securities, a government default or threat of default could disrupt the market for or affect the pricing of repurchase agreements in U.S. government securities (Repos) a type of secured financing transaction used by many financial institutions, including FNBPA, to manage short-term funding needs, invest short-term cash balances and manage inventories of government securities. Overnight rates on Repo transactions are used by the

FRB to calculate SOFR. A disruption in the Repo markets could affect interest rates paid on SOFR-benchmarked loans and payments on swaps and other financial contracts that use SOFR as a benchmark rate.
A debt default or further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could also adversely affect the ability of the U.S. government to support the financial stability of Fannie Mae, Freddie Mac and the FHLBs, with which we do business, obtains financing, engages with for sales of mortgages, and in whose securities we invest.
Our financial condition and results of operations may be adversely affected by changes in federal, state or local tax rules and regulations, or interpretations.
We are subject to legislative tax rate changes that could increase our effective tax rates. Depending on enactment dates, these law changes may be retroactive to previous periods which could negatively affect our current and future financial performance.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current Presidential Administration. The leadership of the federal banking agencies, including the FRB and the OCC, have emphasized that their supervisory charge is not to regulate climate concerns, but rather focus on climate-related risks that are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations through the implementation of climate related regulations and guidelines governing banks' risk management practices, which will likely result in increased compliance costs and other compliance-related risks.
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
Additionally, in March 2022, the SEC proposed new climate-related disclosure rules, which if adopted, would require new climate-related disclosures in SEC filings and audited financial statements. If adopted, these rules would impose increased costs, which could materially and adversely affect our financial performance.
We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.
We operate in a highly regulated environment and our businesses are subject to supervision, regulation, enforcement and prosecution by numerous governmental agencies, including at the federal and state levels. Regulations are generally intended to provide protection for depositors, borrowers and other customers, as well as the stability of the financial services industry, rather than for investors in our securities. We are subject to changes in federal and state law, regulations, governmental policies, agency supervisory and enforcement policies and priorities, and tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit our growth and the return to investors by restricting such activities as, the payment of dividends and stock repurchases, balance sheet growth, investments, loans and interest rates, assessments of fees, such as overdraft and interchange fees, the provision of securities, insurance, brokerage or trust services, mergers with or acquisitions of other institutions or branches, the types of deposit and non-deposit activities in which our subsidiaries may engage, and offering of new products and services.
Under regulatory capital adequacy guidelines and other regulatory requirements, FNB and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. On July 27, 2023, the federal banking agencies, including the OCC, issued a proposed rule to implement the final components of the Basel III standards. Among other things, the proposed rule would substantially change the existing calculation of risk-weighted assets and require banking organizations to use revised models for such calculations. While the proposed rule would not apply to FNB or FNBPA directly based upon our current asset size, many of the principles included in this proposed rulemaking could result in increased supervisory expectations and closer regulatory scrutiny for institutions that experience substantial growth. For example, the proposed rule would add back the impact of AOCI (loss) to the calculation of regulatory capital for institutions above $100 billion in assets and institutions below that threshold would be subject to federal banking agencies' discretion to require institutions to have higher capital cushions to address a variety of supervisory concerns, which may include a high level of AOCI (loss). Changes to present capital and liquidity requirements could restrict our activities and require us to maintain additional capital. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected.
In response to several large bank failures in the spring of 2023, the federal banking agencies have engaged in rulemaking that likely will significantly increase compliance costs should we grow in excess of $50 billion in assets.
Our overdraft protection programs and corresponding revenue may be impacted by possible new federal regulatory requirements or scrutiny or industry trends regarding such practices.
Members of Congress and the leadership of the OCC, FDIC and CFPB have expressed a heightened interest in bank overdraft protection programs. The CFPB has used its supervision process to obtain additional information about financial institutions’ overdraft practices and has indicated that it intends to pursue enforcement actions against financial institutions, and their executives, that oversee overdraft practices that are deemed to be unlawful. The CFPB also has published guidance containing instructions for financial institutions to avoid the imposition of unlawful overdraft fees. In January 2024, the CFPB proposed two rules addressing financial institutions’ consumer overdraft and non-sufficient funds (NSF) fee practices by narrowing an existing exemption from the Truth in Lending Act (Regulation Z) for the extension of overdraft credit, thereby subjecting overdraft credit to disclosure and other regulatory compliance obligations, and under those authorities prohibiting the imposition of NSF fees on transactions that are declined instantaneously or near-instantaneously. Further, in 2023, the CFPB brought enforcement actions and imposed substantial civil money penalties against certain financial institutions for overdraft practices and inadequate disclosures that the CFPB alleged to be unlawful and inadequately disclosed for, among other things, systematically and repeatedly charging fees to customers with insufficient funds in their accounts, charging overdraft fees without proper consent, and misleading customers about the terms and costs of overdraft coverage. Each of these actions is part of the CFPB’s broader supervision and enforcement initiative targeting so-called consumer “junk fees.”
In addition, the OCC issued a bulletin in April 2023 to address the risks associated with national banks’ overdraft protection programs and overdraft fees. Specifically, the OCC noted in the bulletin that “authorize positive, settle negative” (APSN) transaction and representment fee practices may present a heightened risk of violations of Section 5 of the Federal Trade Commission Act of 2010, which prohibits unfair, deceptive, or abusive acts or practices. An APSN transaction refers to the practice of assessing overdraft fees on debit card transactions that authorize when a customer’s available balance is positive but later post to the account when the available balance is negative. Representment fees refer to assessing an additional fee each time a third party submits the same transaction for payment after a bank returns the transaction for non-sufficient funds. The OCC further noted that banks should establish and maintain sound risk management of overdraft protection programs by establishing effective board and management oversight and appropriate procedures and practices for managing risks associated with overdraft protection programs.
In response to this increased governmental scrutiny of the financial services industry, and in anticipation of possible enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations including FNB have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance, including the new rules proposed by the CFPB, or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk. Despite our effort to modify our overdraft practices to conform to recent regulatory guidance and expectations, and industry practices, we may remain subject to regulatory criticism or potential enforcement action, particularly in view of the CFPB's aggressive interpretations and guidance regarding bank overdraft practices, and potentially subject to negative public reaction through our continued offering of certain of these products and services.
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
Volatility in the banking sector, triggered by the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, has resulted in agency rulemaking activities and changes in agency policies and priorities that could subject FNB and FNBPA to enhanced government regulation and supervision.
On March 10, 2023, Silicon Valley Bank (SIVB) was closed by the California Department of Financial Protection and Innovation (the CDFPI). Two days later, on March 12, 2023, Signature Bank (SBNY) also failed. Nearly two months later, on May 1, 2023, First Republic Bank (FRC) was closed by the CDFPI. In each case, the FDIC was appointed as receiver. Each of these institutions experienced significant deposit losses in the run-up to their ultimate failures. Investor and customer confidence in the banking sector—particularly with regard to mid-size and larger regional banking organizations—waned in response to these failures.
Further evaluation of recent developments in the banking sector has led to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices; and (ii) enhancement of the agencies’ supervision and examination policies and priorities. Examiners at the federal banking agencies generally have increased their focus on levels of uninsured deposits, liquidity and contingency funding plans.
We cannot predict with certainty which proposed rules will be adopted or if other initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, including whether we would be impacted. However, any of the proposed or potential changes could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose FNBPA to enhanced liquidity risk in times of financial distress.
In the wake of the failures of SIVB, SBNY, and FRC, which the FDIC concluded were generated by, in significant part, a high volume of uninsured deposits, many large depositors across the industry have withdrawn deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions. In many instances, depositors moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).
Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. The federal banking agencies, including the FDIC and OCC, issued an interagency policy statement in July 2023, noting that banks should maintain actionable contingency funding plans that take into account a range of possible stress scenarios, assess the stability of their funding and maintain a broad range of funding sources, ensure that collateral is available for borrowing, and review and revise contingency funding plans periodically and more frequently as market conditions and strategic initiatives change.
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.
We have experienced increases in our FDIC insurance assessments due to the bank failures that occurred in 2023.
The losses incurred by the DIF in connection with the resolution of SIVB and SBNY are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies if the FDIC determines such action to be appropriate and the Secretary of the UST concurs with the FDIC’s determination. On November 16, 2023, the FDIC issued its final rule that would impose such special assessments. There is the possibility for the FDIC to impose a one-time shortfall special assessment. This will occur if the total amount collected by the FDIC special assessment does not meet the final loss amounts of SIVB and SBNY after the termination of the receiverships. FNBPA had uninsured deposits of $16.1 billion as of December 31, 2022, and we accrued and expensed a special assessment of $29.9 million based on the assessment base of $11.1 billion, which excludes the first $5 billion of FNBPA’s uninsured deposits as of December 31, 2022. Although we cannot predict if there will be a subsequent shortfall after the eight quarters, any additional increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.
Adverse changes to our credit ratings could limit our access to funding and increase our borrowing costs.
Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types; the rating agencies’ assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to FNB or its subsidiaries in a crisis. Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that they will maintain our ratings at current levels or that downgrades will not occur.
Any downgrade in our credit ratings could potentially adversely affect the cost and other terms upon which we are able to borrow or obtain funding, increase our cost of capital and/or limit our access to capital markets. Credit rating downgrades or negative watch warnings could negatively impact our reputation with lenders, investors and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of deposits which exceed FDIC insurance limits may perceive such a downgrade or warning negatively and withdraw all or a portion of such deposits. While certain aspects of a credit rating downgrade are quantifiable, the impact that such a downgrade would have on our liquidity, business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions we might take.

We are subject to supervision and examination by U.S. government authorities and may become subject to investigations, enforcement actions, fines, and other adverse effects.
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
Further evaluation of recent developments after the failures of SIVB, SBNY, and FRC may lead to legislative and regulatory initiatives intended to prevent future bank failures, raise capital requirements and stem significant deposit outflows from the banking sector. Although we cannot predict with certainty which initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, any potential changes could, among other things, subject us to additional costs and capital requirements, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.
We are subject to the CRA and fair lending laws, and failure to comply with these laws could lead to material penalties.
The CRA, the Equal Credit Opportunity Act (ECOA), the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CRA requires the OCC, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. All institutions insured by the FDIC must publicly disclose their rating. On October 24, 2023, the federal banking agencies issued a joint final rule to revise the regulations implementing CRA. FNBPA is considered a “large bank” under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing and community development services tests in respect of our compliance with the statute and rule. The final rule also imposes certain data reporting requirements that will apply to FNBPA. As we prepare for implementation of the final rule, we expect to incur increased compliance costs, and we may be exposed to compliance-related risks after the final rule has been implemented in full.
The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the CFPB and other regulators. Of note, in March 2022, the Director of the CFPB has indicated that the CFPB will prioritize enforcement of ECOA, as implemented by the CFPB’s Regulation B, which prohibits discrimination in any aspect of a credit transaction, by revising its Supervision and Examination Manual to explicitly incorporate anti-discrimination considerations in respect of evaluations of potential unfair, deceptive, or abusive acts and practices (UDAAPs). The CFPB’s action represents not only a continuation of the agency’s commitment to a more aggressive enforcement approach, but also a shift in supervision and examination policy and procedure that may result in the commencement of enforcement actions against financial institutions involving a broader range of cited violations of the federal consumer financial laws and expanded allegations of UDAAPs.
Under the fair lending laws, we may be liable if our policies result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers and may also be subject to investigation by the DOJ. A successful challenge to our institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation.
The consent orders entered into by FNBPA with the DOJ and the North Carolina State Department of Justice will cause us to incur additional compliance costs, may harm our reputation and may restrict our ability to engage in certain business activities and transactions, and our failure to comply with the terms of such consent orders may subject us to further enforcement actions.
On February 5, 2024, FNBPA announced its entry into consent orders (together, the "Consent Orders") with the DOJ and the North Carolina State Department of Justice. The Consent Orders resolve allegations that, from 2017 to 2021, FNBPA—including as a successor in interest to Yadkin Bank, which FNBPA acquired in 2017, committed violations of the Fair Housing Act and the Equal Credit Opportunity Act (Regulation B), as well as the North Carolina Unfair and Deceptive Practices Act,

within the Charlotte, North Carolina, and Winston-Salem, North Carolina assessment areas. The Consent Orders were approved by the U.S. District Court for the Middle District of North Carolina on February 13, 2024.
We are committed to full compliance with the Consent Orders; however, achieving such compliance will require attention from our management, and will cause us to bear costs to implement their terms. Actions taken to achieve compliance with the Consent Orders may affect our business or financial performance, and may require us to reallocate resources away from existing operations or to alter our business practices, operations, products and services, and risk management practices. Our failure to comply with the requirements of the Consent Orders could cause us to incur additional significant compliance costs or subject us to additional enforcement action, and any deficiencies in our compliance practices, as well as the terms of the Consent Orders, could result in additional inquiries, investigations or enforcement actions. Further, the existence of the Consent Orders may adversely affect our reputation in the communities we serve and among third parties with which we conduct business.
Under the current regulatory framework governing proposed business combinations, an institution’s compliance with the fair lending laws and whether it is subject to an open or pending enforcement action are significant factors for the federal banking agencies in determining whether a proposed transaction is consistent with safe and sound banking principles. Further, the OCC has announced a proposed rule to amend and enhance its regulatory framework for review of proposed national bank merger transactions under the Bank Merger Act (BMA). Under the OCC’s proposed rule, the OCC staff is unlikely to view a proposed merger transaction involving an acquirer with an open or pending fair lending enforcement action as being consistent with approval under the BMA. Although the Consent Orders constitute the resolution of open enforcement actions, under the OCC’s proposed rule ongoing compliance in a timely manner with the Consent Orders would be an important factor in the OCC’s evaluation of any proposed transaction we may present to the OCC for approval. The Consent Orders will be in effect for a minimum of five years, which term could be longer depending upon the extent and timing of the requisite loan subsidies that will be paid by FNBPA to qualified applicants. Accordingly, if the OCC’s proposed rule is adopted as proposed, our ability to pursue strategic growth initiatives involving combinations with other banking organizations may be substantially limited. As a result, should we pursue future bank acquisitions, we expect the bank regulatory approval process to be prolonged and more costly than we have experienced in the past, which restrictions could materially adversely affect our business, results of operation and financial condition.
7. Strategic Risk
If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
To achieve our past levels of growth, we have focused on both organic growth and acquisitions. We may not be able to sustain our historical rate of growth or may not be able to grow at all. More specifically, we may not be able to obtain the financing necessary to fund additional growth. Various factors, such as economic conditions, regulatory and other governmental concerns and competition, may impede or prohibit the opening of new retail branches or optimizing our existing branch network. If we are not able to continue our historical levels of growth, we may not be able to maintain our historical revenue trends.
On January 29, 2024, the OCC announced a proposed rule to amend the procedures and principles followed by the OCC when reviewing proposed national bank merger transactions under the BMA. If adopted as proposed, the proposed rule would eliminate existing regulatory procedures under the OCC’s regulations providing for expedited review and streamlining of BMA applications for acquiring institutions that meet certain minimum qualifications and implement certain principles to be followed by the OCC when reviewing applications under the BMA. Such principles would, among other things, establish indicators of proposed transactions that generally are consistent with regulatory approval, as well as those that raise supervisory or regulatory concerns and therefore would require applicants to address or remediate specific areas of concern in order to secure regulatory approval. Of note, any transaction whereby the resulting institution would have combined assets of $50 billion or more would not be generally consistent with regulatory approval, nor would any transaction for which the applicant has insufficient CRA or examination ratings, is the subject of an open or pending BSA/anti-money laundering (AML) or fair lending enforcement action, or has failed to comply with the terms of an existing enforcement action. In such cases, BMA applications would be subject to additional scrutiny and are more likely to involve extended processing periods and/or result in denials of approval or regulatory requests to withdraw the application. The proposed rule is subject to a public comment period and the timing and prospects for the adoption by the OCC of a final rule are not certain at this time. If the proposed rule is adopted as proposed, our ability to further grow through bank acquisitions may be substantially limited based upon our current asset size and the recent consent orders entered into by FNBPA with the DOJ and the North Carolina State Department of Justice to resolve allegations of fair lending violations. Further, should we pursue future bank acquisitions, we expect the bank regulatory approval process to be prolonged and more costly than we have experienced in the past.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
NONE.
ITEM 1C.    CYBERSECURITY
The Information Security Department reports to the Chief Information Security Officer and then directly to the Chief Risk Officer, to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Results of the information and cybersecurity efforts and recommendations are reported to the Risk Management Council no less than quarterly which is then shared with the Board Risk Committee. The Board Risk Committee is primarily responsible for overseeing risk management, including risks associated with cybersecurity and potential threats thereto. Our management is directly involved in assessing and managing cybersecurity risks. As noted, we employ a Chief Risk Officer, along with information security personnel in our Information Security Department. The Chief Risk Officer regularly reports to our Risk Management Council, which is comprised of our senior leadership. See “Risk Management” in section of MD&A for an overview of our risk management framework.
The Information Security Department uses the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cybersecurity controls. We have various processes for risk assessment, vulnerability management, threat management, independent penetration testing, security architecture, access management, network security management, security event monitoring and security awareness. Certain processes involve the use of third parties. A summary of each process is below.
Risk Assessment Process. On an annual basis, a risk assessment and maturity analysis is performed for the FNB environment based on the NIST CSF Framework. The risk assessment takes into consideration a combination of risks related to the identification, prevention, detection, response, and recovery from cyber events. The risk assessment considers the inherent risk and controls implemented in the FNB environment and measures the residual risk to ensure it is within the FNB risk tolerance.
Vulnerability Management Process. Regular internal and external vulnerability scanning is conducted at varying intervals to proactively identify configuration weaknesses, missing patches and other vulnerabilities in the FNB information systems environment. Identified vulnerabilities are classified and scored based on their Common Vulnerability Scoring System or CVSS score, known exploitation or malware impacting the vulnerability, and the age in the environment. We prioritize the patching of critical and severe vulnerabilities.
Threat Management Process. In addition to the regular and routine vulnerability scanning, FNB relies on various threat intelligence feeds for the identification and awareness of potential threats that could impact the FNB environment. Using third party vendors to assist, threats are integrated into our monitoring solutions, email filtering, web-browsing controls, malware detection, and perimeter firewalls to proactively prevent, detect and deter threats with the capability to impact the FNB environment.
Independent Penetration Testing. On an annual basis, we engage with an independent third-party provider to perform various penetration tests of the environment. The penetration tests look at our customer facing applications, how we respond to social engineering activities, overall external attack surface and internal vulnerabilities. Issues identified from the penetration tests are tracked and escalated to ensure appropriate remediation occurs before closure.
Security Architecture. To ensure the secure configuration, design, and implementation of our internally hosted and third-party hosted systems, security architecture reviews are conducted. The architecture reviews entail a series of questions. These questions are reviewed with internal IT and third-party vendor contacts to ensure the implementation is meeting policies, is configured with strong security practices, and utilizes appropriate access controls.
Access Management. Utilizing a least privilege, need-to-know access methodology, access is controlled through a centralized user access management function responsible for the provisioning, transfer and deprovisioning of users’ access. Access management also performs routine reviews of application and systems access to ensure access remains appropriate. For third-party hosted environments, access management works with security architecture to ensure single sign-on controls are employed or additional factors are utilized to prevent unauthorized access to these environments.
Network Security Management. The security of the FNB network infrastructure is maintained via
•internal and perimeter firewalls with intrusion detection,

•the use of some network segmentation to isolate access to certain applications and systems,
•VLANs or virtual local area networks,
•email filtering to identify spam, malware, and phishing messages in received email messages,
•malware detection,
•data loss prevention controls to prevent the theft, or mass exfiltration of data,
•Virtual Private Networks (VPN) to control remote access to our network,
•intrusion detection capabilities,
•network access controls (NAC) to prevent unauthorized assets from connecting to the network, and
•web filtering.
Security Event Monitoring. A centralized security monitoring team is responsible for the response to alerts generated from a consolidated log collection system. Log collection occurs from various assets and hosted environments. The monitoring tool is third-party provided SIEM, and enables threat identification, detects suspicious activity in the environment using the MITRE Att&ck® framework, performs user behavior analytics, and endpoint detection and response. Alerts are investigated to ascertain whether a cyber incident is occurring or not.
Security Awareness. Annual training is conducted for continuing education for all employees. Routine phishing tests are administered routinely. We also post articles on our intranet of common attack schemes for our employee’s awareness.
We have a Vendor Management department that established policies and procedures to follow when utilizing external third-parties. Third-party vendors are thoroughly vetted, approved and inventoried before partnership begins. Vendor Management ensures key risk components are mitigated based on acceptable Company standards. Any third parties used in any cybersecurity processes are vetted through our vendor management process.
Risks from Cybersecurity threats or previous incidents have not materially affected business strategy, results of operations, or financial condition.
See cybersecurity risk factors in Item 1A. Risk Factors.
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

Following is a table that shows the branches/retail offices, by state, and the branches/retail offices owned and leased for the Community Banking segment:

December 31, 2023	Community Banking
Pennsylvania	184
Ohio	27
Maryland	31
West Virginia	2
North Carolina	93
South Carolina	6
Washington, D.C.	1
Virginia	2
Total number of branches/retail offices	346
Total branches/retail offices owned	192
Total branches/retail offices leased	154
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

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age and principal occupation for each of our executive officers as of January 31, 2024 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	59	Chairman, President and Chief Executive Officer

Vincent J. Calabrese, Jr.	61	Chief Financial Officer

Gary L. Guerrieri	63	Chief Credit Officer

James G. Orie	65	Chief Legal Officer and Corporate Secretary

James L. Dutey	50	Corporate Controller and Principal Accounting Officer

David B. Mitchell, II	66	Chief Wholesale Banking Officer

Barry C. Robinson	60	Chief Consumer Banking Officer
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

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “FNB.” As of January 31, 2024, there were 14,596 holders of record of our common stock. In April 2022, our Board of Directors authorized an additional $150 million available to repurchase shares of our common stock, bringing the total amount authorized for repurchase to $300 million.
The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.
We did not purchase any of our own equity securities during the fourth quarter of 2023.

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲) and Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2018, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

Total Return Performance
250
200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business, economic and political circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) supervision, regulation, enforcement and other actions by several governmental agencies, including the FRB, FDIC, FSOC, DOJ, CFPB, UST, OCC and HUD, state attorney generals and other governmental agencies whose actions may affect, among other things, our consumer and mortgage lending and deposit practices, capital structure, investment practices, dividend policy, annual FDIC insurance premium assessment and growth, money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economy in general and regional and local economies within our market area; (iv) inflation concerns; (v) the impacts of tariffs or other trade policies of the U.S. or its global trading partners; and (vi) the sociopolitical environment in the U.S.
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
•Business and operating results can also be affected by difficult to predict uncertainties, such as widespread natural and other disasters, wars, pandemics, including post-pandemic return to normalcy, global events and geopolitical instability, including the Ukraine-Russia conflict, and the emerging military conflict in Israel and Gaza, shortages of labor, supply chain disruptions and shipping delays, terrorist activities, system failures, security breaches, significant political events, cyber-attacks, international hostilities or other extraordinary events which are beyond our control and may significantly impact the U.S. or global economy and financial markets generally, or us or our counterparties, customers or third-party vendors specifically.
•Legal, regulatory and accounting developments could have an impact on our ability to operate and grow our businesses, financial condition, results of operations, competitive position, and reputation. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and the ability to attract and retain talent. These developments could include:
◦Policies and priorities of the current U.S. presidential administration, including legislative and regulatory reforms, more aggressive approaches to supervisory or enforcement priorities with consumer and antidiscrimination lending laws by the federal banking regulatory agencies and the DOJ, changes affecting oversight of the financial services industry, regulatory obligations or restrictions, consumer protection, taxes, employee benefits, compensation practices, pension, bankruptcy and other industry aspects, and changes in accounting policies and principles.
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
We caution that the risks identified here are not exhaustive of the types of risks that may adversely impact us and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections in this Annual Report on Form 10-K (including the MD&A section), our subsequent 2024 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other subsequent filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings or the SEC's website at www.sec.gov. We have included our web address as an inactive textual reference only. Information on our website is not part of our SEC filings.
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
Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the Consolidated Financial Statements. Management currently views the determination of the ACL, fair value of financial instruments, goodwill and other intangible assets, and income taxes and DTAs to be critical accounting policies.

Allowance for Credit Losses
The ACL is a valuation account that is deducted from the amortized cost basis of loans and leases resulting in the net amount expected to be collected. We charge off loans against the ACL in accordance with our policies or if a loss-confirming event occurs. Expected recoveries do not exceed the aggregate of the amounts previously charged-off and expected to be charged-off. The model used to calculate the ACL is dependent on the portfolio composition and credit quality, as well as historical experience, current conditions and forecasts of economic conditions and interest rates. Specifically, the following considerations are incorporated into the ACL calculation: a third-party macroeconomic forecast scenario; a 24-month R&S forecast period for macroeconomic factors with a reversion to the historical mean on a straight-line basis over a 12-month period; and the historical through-the-cycle default mean calculated using an expanded period to include a prior recessionary period. Adjustments are made to the calculation of expected losses to address differences in current loan-specific risk characteristics such as differences in lending policies and procedures, underwriting standards, experience and depth of relevant personnel, the quality of our credit review function, concentrations of credit, external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters and other relevant factors. Such factors are used to adjust the quantitative output based on historical probabilities of default and severity of loss so that they reflect management's expectation of future conditions based on a R&S forecast. To the extent the lives of the loans in the portfolio extend beyond the period for which a R&S forecast can be made, the model reverts over 12 months on a straight-line basis back to the historical rates of default and severity of loss over the remaining life of the loans.
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
Fair value represents the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. We use significant and complex estimates, assumptions and judgments when certain assets and liabilities are required to be recorded at or adjusted to fair value. Where available, fair value and information used to record valuation adjustments for certain assets or liabilities is based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists. When such third-party information is not available, we may estimate fair value by using cash flow and other financial modeling techniques. Our assumptions about what a market participant would use in pricing an asset or liability is developed based on the best information available in the circumstances. These estimates are inherently subjective and can result in significant changes in the fair value estimates over the life of the asset or liability. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility.
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
In connection with the preparation of the year-end 2023 financial statements, we completed our annual goodwill impairment test as of October 1, 2023. No impairment was identified in any of our reporting units. We also performed a qualitative analysis through year-end and concluded that it was not more-likely-than-not that the fair value of one or more of our reporting units was below its respective carrying amount, and therefore no triggering event has occurred, as of December 31, 2023.
Inputs and assumptions used in estimating fair value include projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates, anticipated cost savings and an evaluation of market comparables and recent transactions. Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. In the event of a prolonged economic downturn or deterioration in the economic outlook, interim quantitative assessments of our goodwill balance could be required in future periods. Any impairment charge would not directly affect our capital ratios, tangible common equity, tangible book value per share or liquidity position.
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
Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2023 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, operating return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible equity to tangible assets, the ratio of tangible common equity to tangible assets, net loan charge-offs, excluding an isolated commercial loan charge-off due to alleged fraud to total average loans and leases, operating non-interest income, operating non-interest expense, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
Management believes items such as merger expenses, FDIC special assessment, realized loss on securities restructuring, valuation allowance on auto loans held-for-sale, initial provision for non-PCD loans acquired and branch consolidation costs are not organic to run our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP). Taxable-equivalent amounts for 2023, 2022 and 2021 were calculated using a federal statutory income tax rate of 21%.

OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of December 31, 2023, we had 346 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.
FINANCIAL SUMMARY
For the full year of 2023, net income available to common stockholders was $476.8 million, or $1.31 per diluted common share. Comparatively, full-year 2022 net income available to common stockholders totaled $431.1 million, or $1.22 per diluted common share. On an operating basis, full-year 2023 earnings per diluted common share (non-GAAP) was $1.57, excluding $116.2 million (pre-tax) of significant items impacting earnings. Operating earnings per diluted common share (non-GAAP) for the full year of 2022 was $1.40, excluding $80.8 million (pre-tax) of significant items impacting earnings.
The beginning of 2023 started with the banking industry disruption caused by the Silicon Valley Bank and Signature Bank failures. We were well-positioned to meet the needs of our customers and communities through those challenges given our strategic focus to maintain a diversified and granular deposit base, conservative and prudent balance sheet management for the long-term, and sound risk management policies and governance as we achieved full year operating earnings per diluted common share (non-GAAP) totaling a record $1.57, record revenue of $1.6 billion and tangible book value per common share (non-GAAP) growth of $1.20, or 14.5%, year-over-year, to an all-time high of $9.47. Total average deposits grew $568.3 million, or 1.7%, and we ended the year with approximately 78% of total deposits insured by the FDIC or collateralized.
As part of our strategy to optimize the balance sheet and improve future earnings, in the fourth quarter of 2023, we completed the sale of $648.7 million of AFS investment securities and transferred $355 million of indirect auto loans to held-for-sale as part of our ongoing proactive balance sheet management strategy. The sale of AFS investment securities resulted in a realized loss (pre-tax) of $67.4 million. We reinvested proceeds from the sale of those investment securities with an average yield of 1.08% into investment securities with yields approximately 350 basis points higher with a similar duration and convexity profile. The transfer of the indirect auto loans to held-for-sale resulted in a negative valuation allowance impact of $16.7 million (pre-tax) recognized in other non-interest expense due primarily to changes in interest rates from time of origination. The sale of these loans closed in February 2024 with the proceeds used to repay borrowings that have a similar yield to the sold loans. The transfer to held-for-sale benefited the loan-to-deposit ratio by approximately 100 basis points. The cumulative impact of these balance sheet actions has a tangible book value earn back period of less than one year, versus an earn-back period of five years for a stock buyback, an alternative use of capital, and significantly higher earnings accretion from the repositioned investment securities yields. We also announced the February 2024 redemption of all $110 million of Series E preferred stock.
Income Statement Highlights (2023 compared to 2022)
•Record total revenue of $1.6 billion, an increase of $127.5 million, or 8.8%, led to net income available to common stockholders of $476.8 million, an increase of $45.7 million, or 10.6%, and operating net income available to common stockholders (non-GAAP) of $568.6 million, an increase of $73.7 million, or 14.9%.
•Earnings per diluted common share was $1.31, compared to $1.22, an increase of 7.4%.
•Operating earnings per diluted common share (non-GAAP) was $1.57, compared to $1.40, an increase of 12.1%.
•Net interest income was $1.3 billion, compared to $1.1 billion, up 17.6%, primarily due to the benefit of growth in earning assets, the impact from the higher interest rate environment and deposit growth accompanied by prudent management of deposit betas.
•Net interest margin (FTE) (non-GAAP) increased 32 basis points to 3.35% from 3.03%. The FOMC raised the target federal funds rate by a total of 100 basis points in 2023. The yield on earning assets (non-GAAP) increased 153 basis points to 5.00%, primarily reflecting higher yields on loans, investment securities and interest-bearing deposits with banks due to the impact of the higher interest rate environment. The cost of funds increased 127 basis points to 1.73% due to the costs of interest-bearing deposits increasing 164 basis points to 2.13%, short-term borrowings increasing 203 basis points and long-term debt increasing 110 basis points primarily from the August 2022 offering of $350 million in senior notes, partially offset by the maturity of $300 million in 2.20% fixed-rate senior notes in February of 2023.
•The provision for credit losses totaled $71.8 million, compared to $64.2 million which included $28.5 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions in 2022. The provision for credit losses for 2023 was primarily due to loan growth, the previously disclosed $31.9 million isolated commercial loan that was charged off in the third quarter of 2023 due to alleged fraud and other charge-off activity.
•Non-interest income was $254.3 million, decreasing $69.2 million, or 21.4%, compared to $323.6 million, primarily due to a $67.4 million realized loss (pre-tax) on investment securities restructuring. On an operating basis (non-GAAP), non-interest income totaled $321.7 million, when adjusting for the investment securities restructuring and decreases in service charges, capital markets income and other non-interest income, partially offset by an increase in wealth management revenues, interchange and card transaction fees and dividends on non-marketable equity securities.
•Non-interest expense was $915.4 million, compared to $826.4 million. Excluding significant items totaling $48.8 million in 2023 and $52.3 million in 2022, operating non-interest expense (non-GAAP) increased $92.5 million, or 11.9%. Salaries and employee benefits increased $35.4 million, or 8.3%, due to normal merit increases, production-related commissions and the addition of the acquired Union expense base. Occupancy and equipment increased $17.2 million, or 11.9%, primarily from technology-related investments.
•FDIC insurance expense of $60.8 million included a $29.9 million FDIC special assessment. The special assessment was considered a significant item impacting earnings as it reflected replenishment of the FDIC's DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank.
•The efficiency ratio (non-GAAP) remained at a favorable level of 51.2%, compared to 52.1%.
•Income tax expense decreased $14.8 million, or 13.1%. The effective tax rate was 16.9%, compared to 20.6%, primarily due to renewable energy investment tax credits recognized in 2023 as part of a solar project financing transaction originated by our commercial leasing business.
•Return on average tangible common equity ratio (non-GAAP) was 15.5%, compared to 15.3%.
Balance Sheet Highlights (period-end balances, 2023 compared to 2022, unless otherwise indicated)
•Total assets were $46.2 billion, compared to $43.7 billion, an increase of $2.4 billion, or 5.6%, primarily from organic growth in loans.
•Average loans totaled $31.4 billion, an increase of $3.5 billion, or 12.7%, due to healthy organic growth across our footprint, as well as adding the Union loans to portfolio balances. Growth in average commercial loans totaled $1.9 billion, or 10.7%, including growth of $1.0 billion, or 9.3%, in commercial real estate and $793.7 million, or 12.2%, in commercial and industrial loans. Growth in total average consumer loans totaled $1.6 billion, or 16.5%, and was due to an increase in residential mortgage loans of $1.4 billion, or 31.3%, indirect installment loans of $134.8 million, or 9.8%, and direct home equity installment loans of $68.6 million, or 2.6%.
•Total average investment securities were $7.2 billion, compared to $7.1 billion, an increase of $14.1 million, or 0.2%.
•Total average deposits grew $568.3 million, or 1.7%, led by an increase in average time deposits of $2.2 billion, or 72.3%, offset by declines of $739.2 million, or 6.4% in non-interest-bearing deposits, $655.3 million, or 4.4%, in interest-bearing demand deposits and $209.4 million, or 5.3%, in savings deposits. The increase in average time deposits offset the decline in other deposit categories as customers continue to migrate deposit balances into higher-yielding deposit products.
•The ratio of loans to deposits was 93.1%, compared to 87.0%, as loan growth outpaced deposit growth on a year-over-year basis.

•The ratio of non-performing loans plus OREO to total loans and lease plus OREO decreased 5 basis points to 0.34%. Total delinquency decreased 1 basis point to 0.70%, compared to 0.71%. Both measures continue to remain at historically low levels.
•Net charge-offs totaled $67.7 million, or 0.22% of total average loans, compared to $16.2 million, or 0.06%. Excluding the previously mentioned charge-off, net charge-offs would have been $35.9 million, or 0.11% of total average loans (non-GAAP), remaining at historically low levels.
•The dividend payout ratio for 2023 was 36.5%, compared to 39.5%.
•During 2023, we repurchased nearly 3.1 million shares of our common stock at a weighted average share price of $11.61 for $36.5 million. There currently is $139.1 million of the authorized amount remaining for future repurchase activity.
•The ratio of the ACL to total loans and leases was 1.25%, compared to 1.33%, reflecting net loan growth and charge-off activity. The ACL on loans and leases totaled $406 million at December 31, 2023, compared to $402 million with the increase reflecting net loan growth.
•Tangible book value per common share (non-GAAP) of $9.47 increased 14.5% from year-end 2022. AOCI reduced the tangible book value per common share (non-GAAP) by $0.65 as of December 31, 2023, compared to $0.99 at the end of 2022, primarily due to the impact of higher interest rates on the fair value of AFS securities.
•The CET1 regulatory capital ratio was 10.04%, benefiting from retained earnings growth, compared to 9.82%.
TABLE 1

Year-to-Date Results Summary	2023	2022
Reported results
Net income available to common stockholders (millions)	$476.8	$431.1
Net income per diluted common share	1.31	1.22
Book value per common share (period-end)	16.56	15.39
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	$568.6	$494.9
Operating net income per diluted common share	1.57	1.40
Average diluted common shares outstanding (thousands)	362,898	354,052
Significant items impacting earnings (1) (millions)
Pre-tax merger-related expenses	$(2.2)	$(45.3)
After-tax impact of merger-related expenses	(1.8)	(35.8)
Pre-tax provision expense related to acquisitions	—	(28.5)
After-tax impact of provision expense related to acquisitions	—	(22.5)
Pre-tax branch consolidation costs	—	(7.0)
After-tax impact of branch consolidation costs	—	(5.5)
Pre-tax FDIC assessment	(29.9)	—
After-tax impact of FDIC assessment	(23.7)	—
Pre-tax loss on securities restructuring	(67.4)	—
After-tax loss on securities restructuring	(53.2)	—
Pre-tax valuation allowance on auto loans held-for-sale	(16.7)	—
After-tax valuation allowance on auto loans held-for-sale	(13.2)	—
Total significant items pre-tax	$(116.2)	$(80.8)
Total significant items after-tax	$(91.9)	$(63.8)
Capital measures
Common equity tier 1	10.04%	9.82%
Tangible common equity to tangible assets (period-end) (non-GAAP)	7.79	7.24
Tangible book value per common share (period-end) (non-GAAP)	$9.47	$8.27
(1) Favorable (unfavorable) impact on earnings

Industry Developments
BANKING INDUSTRY DISRUPTION
During the second week of March 2023, Silicon Valley Bank failed and was taken over by federal regulators. The size of the bank, being over $200 billion in assets, made it the second largest U.S. bank to ever fail. Subsequently, that week, Signature Bank with assets over $100 billion, was also closed by federal regulators. On May 1, 2023, it was announced that First Republic Bank was another bank closed by federal regulators. While these failures were idiosyncratic in nature, these events called into question the stability of the entire banking sector and sparked customer fears of potential loss of deposit balances exceeding the FDIC's $250,000 insurance limit.
While the high-profile bank failures had a diminishing effect on public confidence of the banking system, the federal government took mitigating action. To strengthen public confidence, the federal government announced that all depositors of Silicon Valley Bank and Signature Bank would be protected with any losses to the DIF recovered by a special assessment on banks. We recognized the special assessment of $29.9 million in non-interest expense in the fourth quarter of 2023. In addition to those actions, the FRB made available additional funding to eligible depository institutions to help assure banks the ability to meet the needs of all their depositors. This action bolstered the capacity of the banking system to safeguard deposits and ensure the ongoing provision of money and credit to the economy.
The additional funding was made available through the creation of a new Bank Term Funding Program (BTFP), offering loans of up to one year in length to banks, savings associations, credit unions and other eligible depository institutions pledging U.S. Treasuries, agency debt and mortgage-backed securities and other qualifying assets as collateral. These assets are valued at par. The BTFP is an additional source of liquidity against high-quality securities, eliminating an institution's need to quickly sell those securities in times of stress. Advances can be requested under the BTFP until March 11, 2024. As of December 31, 2023, we have not participated in this program. Additionally, our total deposit balances have remained stable as a result of our granular deposit base with our average customer deposit account balance at approximately $30,000 (below the peer median) and our median consumer deposit account balance at approximately $5,600 as of December 31, 2023. FDIC-insured or collateralized deposits represented approximately 78% of our total deposits at December 31, 2023, which was higher than our peer median (based on peer data as of September 30, 2023) and we had ample liquidity to fund up to an estimated 146% of our uninsured and non-collateralized deposits.
RESULTS OF OPERATIONS
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Net income available to common stockholders was $476.8 million or $1.31 per diluted common share, compared to net income available to common stockholders of $431.1 million or $1.22 per diluted common share. Operating earnings per diluted common share (non-GAAP) was $1.57 compared to $1.40. The results for 2023 included net interest income of $1.3 billion, a 17.6% increase, driven by strong earning asset growth and a higher interest rate environment, provision for credit losses of $71.8 million, including $31.9 million in provision for the previously disclosed commercial loan fully charged-off during the third quarter of 2023 due to alleged fraud, the sale of $648.7 million in AFS investment securities resulting in a realized loss (pre-tax) of $67.4 million, $29.9 million of FDIC special assessment expense, a negative valuation allowance of $16.7 million (pre-tax) on auto loans held-for-sale and $2.2 million of merger-related expenses. In comparison, the results for 2022 included provision for credit losses of $64.2 million including $28.5 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions, the impact of $7.0 million of branch consolidation expenses and $45.3 million of merger-related expenses.

The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:
TABLE 2

	Year Ended December 31		$ Change	% Change
(in thousands, except per share data)	2023	2022
Net interest income	$1,316,504	$1,119,780	$196,724	17.6%
Provision for credit losses	71,754	64,206	7,548	11.8
Non-interest income	254,332	323,553	(69,221)	(21.4)
Non-interest expense	915,436	826,392	89,044	10.8
Income taxes	98,795	113,626	(14,831)	(13.1)
Net income	484,851	439,109	45,742	10.4
Less: Preferred stock dividends	8,041	8,041	—	—
Net income available to common stockholders	$476,810	$431,068	$45,742	10.6%
Earnings per common share – Basic	$1.32	$1.23	$0.09	7.3%
Earnings per common share – Diluted	1.31	1.22	0.09	7.4
Cash dividends per common share	0.48	0.48	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

Year Ended December 31	2023	2022
Return on average equity	8.29%	8.02%
Return on average tangible common equity (1)	15.45	15.31
Return on average assets	1.09	1.05
Return on average tangible assets (1)	1.19	1.14
Book value per common share	$16.56	$15.39
Tangible book value per common share (1)	9.47	8.27
Equity to assets	13.11%	12.93%
Average equity to average assets	13.12	13.05
Common equity to assets	12.88	12.68
Tangible equity to tangible assets (1)	8.03	7.50
Tangible common equity to tangible assets (1)	7.79	7.24
Common equity tier 1 capital ratio	10.04	9.82
Dividend payout ratio	36.51	39.54
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Year Ended December 31
	2023			2022			2021
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,053,176	$40,860	3.88%	$2,174,415	$24,005	1.10%	$2,723,493	$3,732	0.14%
Federal funds sold	—	—	—	500	29	5.81	—	—	—
Taxable investment securities (1)	6,099,052	148,374	2.43	6,126,544	115,956	1.89	5,131,473	85,633	1.67
Tax-exempt investment securities (1) (2)	1,052,416	36,476	3.46	1,010,819	34,508	3.41	1,091,130	37,408	3.43
Loans held for sale	131,985	9,496	7.19	189,360	8,151	4.30	227,181	8,276	3.64
Loans and leases (2) (3)	31,372,574	1,749,786	5.58	27,829,166	1,113,593	4.00	25,075,559	880,609	3.51
Total interest-earning assets (2)	39,709,203	1,984,992	5.00	37,330,804	1,296,242	3.47	34,248,836	1,015,658	2.97
Cash and due from banks	435,271			429,741			386,648
Allowance for credit losses	(409,342)			(377,252)			(363,462)
Premises and equipment	456,844			405,023			338,644
Other assets	4,417,627			4,166,392			3,992,426
Total assets	$44,609,603			$41,954,708			$38,603,092
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,296,571	283,914	1.99	$14,951,905	78,599	0.53	$13,866,846	18,676	0.13
Savings	3,766,920	37,338	0.99	3,976,285	8,512	0.21	3,442,809	664	0.02
Certificates and other time	5,176,674	173,680	3.36	3,004,482	21,410	0.71	3,208,586	27,875	0.87
Total interest-bearing deposits	23,240,165	494,932	2.13	21,932,672	108,521	0.49	20,518,241	47,215	0.23
Short-term borrowings	2,075,751	77,883	3.75	1,427,361	24,535	1.72	1,660,070	26,675	1.61
Long-term borrowings	1,685,554	83,332	4.94	836,154	32,118	3.84	924,090	24,344	2.63
Total interest-bearing liabilities	27,001,470	656,147	2.43	24,196,187	165,174	0.68	23,102,401	98,234	0.43
Non-interest-bearing demand	10,900,280			11,639,499			10,090,117
Total deposits and borrowings	37,901,750		1.73	35,835,686		0.46	33,192,518		0.30
Other liabilities	856,771			643,179			377,386
Total liabilities	38,758,521			36,478,865			33,569,904
Stockholders’ equity	5,851,082			5,475,843			5,033,188
Total liabilities and stockholders’ equity	$44,609,603			$41,954,708			$38,603,092
Net interest-earning assets	$12,707,733			$13,134,617			$11,146,435
Net interest income (FTE) (2)		1,328,845			1,131,068			917,424
Tax-equivalent adjustment		(12,341)			(11,288)			(10,948)
Net interest income		$1,316,504			$1,119,780			$906,476
Net interest spread			2.57%			2.79%			2.54%
Net interest margin (2)			3.35%			3.03%			2.68%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) of $1.3 billion increased $197.8 million, or 17.5%, from $1.1 billion as the higher interest rate environment benefited earning asset yields given the asset sensitive positioning of the balance sheet and higher yields on new loan originations, which was partially offset by the higher cost of interest-bearing deposits given that customer preferences are migrating toward higher yielding deposit products and the current competitive banking industry. Average interest-earning assets of $39.7 billion increased $2.4 billion, or 6.4%, primarily driven by an increase of $3.5 billion in average loans and leases which included organic loan origination activity and acquired Union loans offset by a decline in interest-bearing deposits with banks. Average interest-bearing liabilities of $27.0 billion increased $2.8 billion, or 11.6%, driven by an increase of $1.3 billion in average interest-bearing deposits which included organic growth in new and existing customer relationships and acquired Union deposits, and an increase in average borrowings of $1.5 billion. Our net interest margin FTE (non-GAAP) was 3.35%, compared to 3.03%, as the yield on earning assets increased 153 basis points to 5.00%, reflecting variable-rate loans that repriced upwards in 2023, as well as higher yields on new loan originations, investment securities and interest-bearing deposits with banks due to the impact of the higher interest rate environment. The total cost of funds increased 127 basis points to 1.73%, primarily due to a 164 basis point increase in interest-bearing deposit costs. The rates paid on short-term and long-term borrowings increased 203 and 110 basis points, respectively, due to the higher interest rate environment. Additionally, average non-interest-bearing deposits decreased $739.2 million, or 6.4% as customers shifted balances into higher yielding deposit products.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 5

	2023 vs 2022			2022 vs 2021
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(12,302)	$29,157	$16,855	$(752)	$21,025	$20,273
Federal funds sold	(15)	(14)	(29)	15	14	29
Securities (2)	1,914	32,472	34,386	14,637	12,786	27,423
Loans held for sale	(2,672)	4,017	1,345	(1,004)	879	(125)
Loans and leases (2)	150,443	485,750	636,193	88,865	144,119	232,984
Total interest income (2)	137,368	551,382	688,750	101,761	178,823	280,584
Interest Expense (1)
Deposits:
Interest-bearing demand	(506)	205,821	205,315	1,021	58,902	59,923
Savings	3,537	25,289	28,826	91	7,757	7,848
Certificates and other time	47,577	104,693	152,270	(1,192)	(5,273)	(6,465)
Short-term borrowings	20,955	32,393	53,348	(3,747)	1,607	(2,140)
Long-term borrowings	39,254	11,960	51,214	(2,325)	10,099	7,774
Total interest expense	110,817	380,156	490,973	(6,152)	73,092	66,940
Net change (2)	$26,551	$171,226	$197,777	$107,913	$105,731	$213,644
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
Interest income on an FTE basis (non-GAAP) of $2.0 billion for 2023, increased $688.8 million or 53.1% from 2022, resulting from the interest rate increases by the FOMC and an increase in interest-earning assets of $2.4 billion. The increase in earning assets was primarily driven by a $3.5 billion, or 12.7%, increase in average loans, partially offset by a decrease of $1.1 billion, or 51.6%, in average interest-bearing deposits with banks. Growth in total average commercial loans included $1.0 billion, or 9.3%, in commercial real estate loans and an increase of $793.7 million, or 12.2%, in commercial and industrial loans driven by a combination of organic loan origination activity led by the Cleveland, Pittsburgh and South Carolina markets as well as adding the acquired Union loans. Average consumer loans increased $1.6 billion, or 16.5%, with an increase in residential mortgage loans of $1.4 billion, or 31.3%, reflecting adjustable-rate mortgages held in portfolio on the balance sheet and the continued success of the Physicians First mortgage program, which is a program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals. Additionally, indirect installment loans increased $134.8 million, or 9.8%, and direct home equity installment loans increased $68.6 million, or 2.6%, driven by organic loan origination activity throughout 2023. Additionally, the net increase in investment securities interest income was a result of replacing maturing securities with higher yielding securities, as the average total securities portfolio yield increased 48 basis points.
Interest expense of $656.1 million for 2023 increased $491.0 million, or 297.2%, from 2022 primarily due to the higher interest rate environment and an increase in average interest-bearing deposits. The growth in average deposits reflected solid organic growth in new and existing customer relationships and the additions from the Union acquisition. Average interest-bearing deposits increased $1.3 billion, or 6.0%, which reflects the benefit of solid organic growth in customer relationships and the acquired Union deposits. Average time deposits increased $2.2 billion, or 72.3%, as customer preferences had shifted given interest rate increases. Average short-term borrowings increased $648.4 million, or 45.4%, primarily due to an increase in short-term FHLB borrowings of $629.2 million. Average long-term borrowings increased $849.4 million, or 101.6%, primarily due to an increase of $857.0 million in long-term FHLB borrowings, as we have maintained additional liquidity following the banking industry disruption in early 2023. Additionally, senior debt decreased $29.8 million resulting from the issuance of $350 million in 5.150% fixed-rate senior notes during August 2022, partially offset by the maturity of $300 million in 2.20% fixed-rate senior notes in February 2023. The rate paid on interest-bearing liabilities increased 175 basis points to 2.43% for 2023, compared to 2022, as the cost of interest-bearing deposits increased 164 basis points from 0.49% to 2.13%. These increases were primarily due to increased deposit competition and market trends resulting from the interest rate actions taken by the FOMC and the industry disruption in early 2023, combined with the issuance of senior debt in August 2022, partially offset by the maturity in February of 2023.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb probable life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs for the years 2021 through 2023:
TABLE 6

			2023 vs 2022			2022 vs 2021
(dollars in thousands)	2023	2022	$ Change	% Change	2021	$ Change	% Change
Provision for credit losses on loans and leases	$71,607	$61,800	$9,807	16%	$(4,853)	$66,653	1,373%
Provision for unfunded loan commitments	99	2,230	(2,131)	(96)	5,472	(3,242)	(59)
Total provision for credit losses on loans and leases	71,706	64,030	7,676	12	619	63,411	10,244
Provision for securities	48	176	(128)	(73)	10	166	1,660
Total provision for credit losses	$71,754	$64,206	$7,548	12%	$629	$63,577	10,108%
Net loan charge-offs	$67,755	$16,151	$51,604	320%	$13,949	$2,202	16%
Net loan charge-offs / total average loans and leases	0.22%	0.06%			0.06%
Provision for credit losses of $71.7 million during 2023 increased $7.5 million from 2022. The provision for credit losses in 2022 included $28.5 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions. The 2023 provision for credit losses was primarily due to loan growth, normal charge-off activity and $31.9 million in provision for the previously disclosed commercial loan that was fully charged-off during the third quarter of 2023 due to alleged fraud. Our non-performing loan coverage position remains strong at 378%. Net charge-offs of $67.7 million for 2023 increased $51.6 million from 2022. Excluding the previously mentioned charge-off, net charge-offs would have been $35.9 million, or 0.11% of total average loans (non-GAAP), remaining at historically low levels. The ACL was $405.6 million, an increase of $3.9 million, with the ratio of the ACL to total loans and leases decreasing 8 basis points to 1.25%, reflecting strong loan growth and the previously mentioned charge-off activity. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.
Non-Interest Income
The breakdown of non-interest income for the years 2021 through 2023 is presented in the following table:
TABLE 7

			2023 vs 2022			2022 vs 2021
(dollars in thousands)	2023	2022	$ Change	% Change	2021	$ Change	% Change
Service charges	$81,892	$86,895	$(5,003)	(5.8)%	$73,779	$13,116	17.8%
Interchange and card transaction fees	52,752	50,803	1,949	3.8	47,956	2,847	5.9
Trust services	42,490	39,033	3,457	8.9	37,370	1,663	4.5
Insurance commissions and fees	23,104	24,253	(1,149)	(4.7)	25,522	(1,269)	(5.0)
Securities commissions and fees	27,734	23,715	4,019	16.9	22,207	1,508	6.8
Capital markets income	27,103	35,295	(8,192)	(23.2)	36,812	(1,517)	(4.1)
Mortgage banking operations	20,692	20,646	46	0.2	37,355	(16,709)	(44.7)
Dividends on non-marketable equity securities	21,262	11,953	9,309	77.9	8,588	3,365	39.2
Bank owned life insurance	11,945	11,942	3	—	14,866	(2,924)	(19.7)
Net securities gains (losses)	(67,432)	48	(67,480)	n/m	193	(145)	(75.1)
Other	12,790	18,970	(6,180)	(32.6)	25,771	(6,801)	(26.4)
Total non-interest income	$254,332	$323,553	$(69,221)	(21.4)%	$330,419	$(6,866)	(2.1)%
n/m - not meaningful
Total non-interest income of $254.3 million for 2023 decreased $69.2 million, or 21.4%, from $323.6 million in 2022. Excluding significant items totaling $67.4 million in 2023, operating non-interest income (non-GAAP) decreased $1.9 million, or 0.6%. The 2023 compared to 2022 variances in significant individual non-interest income items are further explained in the following paragraphs.
Service charges of $81.9 million decreased $5.0 million, or 5.8%, from $86.9 million, with strong treasury management services and higher customer activity largely offsetting the impact of overdraft practice changes that we implemented in the first quarter of 2023.
Trust services of $42.5 million increased $3.5 million, or 8.9%, from the same period of 2022, primarily driven by strong organic revenue production, as well as the market value of assets under management increasing $789.8 million, or 10.1%, to $8.6 billion at December 31, 2023 given overall market conditions.
Insurance commissions and fees of $23.1 million decreased $1.1 million, or 4.7%, from $24.3 million, with the reduction primarily driven by lower title insurance fees resulting from slowing mortgage demand in the current interest rate environment.
Securities commissions and fees of $27.7 million increased $4.0 million, or 16.9%, from $23.7 million, due to increased annuity sales activity, as the increasing interest rate environment provided attractive annuity rates, combined with revenue contributions across the geographic footprint, most notably in the Pittsburgh and Carolina regions.
Capital markets income of $27.1 million decreased $8.2 million, or 23.2%, from $35.3 million, reflecting increased contributions from international banking and debt capital markets offset by decreases in swap fees and syndications as commercial customer transactions have slowed in this macroeconomic environment.
Mortgage banking operations income of $20.7 million increased slightly by 0.2%, from $20.6 million. During 2023, we sold $1.0 billion of originated residential mortgage loans, a decrease of 10.9% compared to $1.1 billion for 2022. Rate volatility compressed gain on sale margins which were mostly offset by growing mortgage held for sale pipelines. Full year mortgage originations increased 4.4% from 2022. Net servicing income increased $3.5 million, or 60.6%, due to low prepayment speeds with rising rates and a larger servicing book. An impairment charge increased $2.7 million in 2023 from 2022.

Dividends on non-marketable equity securities of $21.3 million increased $9.3 million, or 77.9%, from $12.0 million, reflecting higher FHLB dividends due to additional borrowings and an increase in the average dividend rate.
We had net securities losses of $67.4 million primarily due to the sale of $648.7 million of AFS securities in the fourth quarter of 2023 as part of a balance sheet optimization strategy.
Other non-interest income was $12.8 million and $19.0 million for 2023 and 2022, respectively, due to other miscellaneous income fluctuations and from the decline in Small Business Investment Company (SBIC) funds income, reflecting normal fluctuations based on the performance of the underlying portfolio companies.
The following table presents non-interest income excluding significant items impacting earnings:
TABLE 8

(dollars in thousands)	2023	2022	Change	Change
Total non-interest income, as reported	$254,332	$323,553	$(69,221)	(21.4)%
Significant items:
Loss on securities restructuring	67,354	—
Total non-interest income, excluding significant items (1)	$321,686	$323,553	$(1,867)	(0.6)%
(1) Non-GAAP
Non-Interest Expense
The breakdown of non-interest expense for the years 2021 through 2023 is presented in the following table:
TABLE 9

			2023 vs 2022			2022 vs 2021
(dollars in thousands)	2023	2022	$ Change	% Change	2021	$ Change	% Change
Salaries and employee benefits	$461,677	$426,237	$35,440	8.3%	$418,328	$7,909	1.9%
Net occupancy	70,802	68,189	2,613	3.8	58,368	9,821	16.8
Equipment	90,818	76,261	14,557	19.1	69,973	6,288	9.0
Amortization of intangibles	20,116	13,868	6,248	45.1	12,117	1,751	14.5
Outside services	83,885	72,961	10,924	15.0	70,553	2,408	3.4
Marketing	17,316	15,674	1,642	10.5	14,320	1,354	9.5
FDIC insurance	60,815	20,412	40,403	197.9	17,881	2,531	14.2
Bank shares and franchise taxes	13,609	13,954	(345)	(2.5)	12,629	1,325	10.5
Merger-related	2,215	45,259	(43,044)	(95.1)	1,764	43,495	2,466
Other	94,183	73,577	20,606	28.0	57,235	16,342	28.6
Total non-interest expense	$915,436	$826,392	$89,044	10.8%	$733,168	$93,224	12.7%
Total non-interest expense of $915.4 million for 2023 increased $89.0 million, or 10.8%, from $826.4 million in 2022. Excluding significant items totaling $48.8 million in 2023 and $52.3 million in 2022, operating non-interest expense (non-GAAP) increased $92.5 million, or 11.9%. The 2023 compared to 2022 variances in significant individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits of $461.7 million increased $35.4 million, or 8.3%, from $426.2 million, related to normal merit increases, production-related commissions and the addition of the acquired Union expense base. Our total full-time equivalent employees were 4,123 and 4,018 at December 31, 2023 and 2022, respectively.
Equipment expense of $161.6 million increased $17.2 million, or 11.9%, from $144.5 million, primarily from continued technology-related investments, the acquired Union expense base and the impact of the inflationary macroeconomic environment.

Amortization of intangibles of $20.1 million increased $6.2 million, or 45.1%, from the same period of 2022, primarily due to additional core deposit intangibles added as a result of our Union acquisition in December 2022.
Outside services increased $10.9 million, or 15.0%, with higher volume-related technology and third-party costs, including the impact of the inflationary macroeconomic environment.
FDIC insurance expense of $60.8 million increased $40.4 million, or 197.9%, primarily due to a $29.9 million FDIC special assessment to replenish the FDIC's DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank, as well as the previously announced FDIC assessment rate increase which was effective in the first quarter of 2023.
We recorded $2.2 million in merger-related costs in 2023 related to the Union acquisition compared to $45.3 million related to the Howard and Union acquisitions in 2022.
Other non-interest expense was $94.2 million and $73.6 million for 2023 and 2022, respectively, with the increase primarily driven by a $16.7 million valuation allowance on auto loans held-for-sale in 2023, resulting from changes in interest rates from time of origination in conjunction with our balance sheet optimization strategy. We had $2.8 million in branch consolidation costs in 2022 in other non-interest expense.
The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 10

			$	%
(dollars in thousands)	2023	2022	Change	Change
Total non-interest expense, as reported	$915,436	$826,392	$89,044	10.8%
Significant items:
Branch consolidations	—	(7,016)	7,016
Merger-related	(2,215)	(45,259)	43,044
FDIC special assessment	(29,938)	—	(29,938)
Valuation allowance on auto loans held-for-sale	(16,687)	—	(16,687)
Total non-interest expense, excluding significant items (1)	$866,596	$774,117	$92,479	11.9%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

Year ended December 31	2023	2022	2021
(dollars in thousands)
Income tax expense	$98,795	$113,626	$98,496
Effective tax rate	16.9%	20.6%	19.6%
Statutory federal tax rate	21.0	21.0	21.0
Our income tax expense for 2023 decreased $14.8 million, or 13.1% from 2022. The effective tax rate was 16.9% for 2023, compared to 20.6% for 2022, primarily due to the recording of renewable energy investment tax credits in 2023, offset slightly by higher pre-tax earnings in 2023. Effective tax rates are lower than the 21% federal statutory rate due to the tax benefits resulting from tax credits, tax-exempt income on investments and loans and income from BOLI.
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Refer to the MD&A in our 2022 Annual Report on Form 10-K filed with the SEC on February 24, 2023 for a comparison of 2022 to 2021.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 12

December 31	2023	2022	$ Change	% Change
(dollars in millions)
Assets
Cash and cash equivalents	$1,576	$1,674	$(98)	(5.9)%
Securities	7,165	7,362	(197)	(2.7)
Loans held for sale	488	124	364	293.5
Loans and leases, net	31,917	29,853	2,064	6.9
Goodwill and other intangibles	2,546	2,566	(20)	(0.8)
Other assets	2,466	2,146	320	14.9
Total Assets	$46,158	$43,725	$2,433	5.6%
Liabilities and Stockholders’ Equity
Deposits	$34,711	$34,770	$(59)	(0.2)%
Borrowings	4,477	2,465	2,012	81.6
Other liabilities	920	837	83	9.9
Total Liabilities	40,108	38,072	2,036	5.3
Stockholders’ Equity	6,050	5,653	397	7.0
Total Liabilities and Stockholders’ Equity	$46,158	$43,725	$2,433	5.6%
The increase in both assets and liabilities is primarily due to strong organic loan and borrowings growth.
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

Following is a summary of loans and leases:
TABLE 13

December 31	2023	2022	$ Change	% Change
(in millions)
Commercial real estate	$12,305	$11,526	$779	6.8%
Commercial and industrial	7,482	7,131	351	4.9
Commercial leases	599	519	80	15.4
Other	110	114	(4)	(3.5)
Total commercial loans and leases	20,496	19,290	1,206	6.3
Direct installment	2,741	2,784	(43)	(1.5)
Residential mortgages	6,640	5,297	1,343	25.4
Indirect installment	1,149	1,553	(404)	(26.0)
Consumer lines of credit	1,297	1,331	(34)	(2.6)
Total consumer loans	11,827	10,965	862	7.9
Total loans and leases	$32,323	$30,255	$2,068	6.8%
Total loans and leases increased $2.1 billion, or 6.8%, to $32.3 billion at December 31, 2023, compared to $30.3 billion at December 31, 2022, reflecting a commercial loans and leases increase of $1.2 billion or 6.3%, and an increase in consumer loans of $861.5 million or 7.9%. Our organic loan growth in 2023 was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
As of December 31, 2023, 29.0% of the commercial real estate loans were owner-occupied, while the remaining 71.0% were non-owner-occupied, compared to 30.2% and 69.8%, respectively, as of December 31, 2022. As of December 31, 2023 and 2022, we had commercial construction loans of $2.1 billion and $1.7 billion at each respective date, representing 6.6% and 5.7% of total loans and leases, respectively. Additionally, as of December 31, 2023 and 2022, we had residential construction loans of $360.6 million and $379.4 million, respectively, representing 1.1% and 1.3% of total loans and leases, respectively. Our commercial real estate portfolio included $8.7 billion of non-owner occupied loans, of which 21.7% represented office space. Our top 25 non-owner occupied commercial real estate loans averaged approximately $31 million per exposure although the office space was comprised of mid-sized offices located outside of metropolitan business districts with 40% of the office portfolio averaging less than $5 million per exposure.
Commercial and industrial loans are loans to businesses that are not secured by real estate where the borrower's leverage and cash flows from operations are the primary default risk drivers. The growth in the commercial and industrial loans category was led by activity in the Cleveland, Pittsburgh and North Carolina markets, while the growth in residential mortgages reflected growth in adjustable-rate mortgages and jumbo mortgages retained on the balance sheet and the continued success of our Physicians First mortgage program, which is a digital program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals.
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is consistent with our risk appetite and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2023 and 2022, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
The decrease in indirect installment loans is primarily due to the transfer of $355 million of indirect auto loans to held-for-sale in December 2023. The transfer resulted in a negative valuation allowance of $16.7 million (pre-tax) recognized in other non-interest expense due primarily to changes in interest rates from time of origination. The sale of these loans closed in the first quarter of 2024 with the proceeds used to repay borrowings that have a similar yield to the sold loans.
Additional information relating to originated loans and loans acquired in business combinations is provided in Note 3, “Mergers and Acquisitions” and Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of the maturity distribution of loan categories with fixed and floating interest rates as of December 31, 2023:
TABLE 14

(in millions)	Within 1 Year	1-5 Years	Over 5 Years Through 15 years	After 15 Years	Total
Commercial real estate	$1,796	$5,405	$4,514	$590	$12,305
Commercial and industrial	1,401	4,936	929	216	7,482
Commercial leases	39	333	223	4	599
Other	—	103	7	—	110
Total commercial loans and leases	3,236	10,777	5,673	810	20,496
Direct installment	14	201	1,557	969	2,741
Residential mortgages	11	62	369	6,198	6,640
Indirect installment	18	662	469	—	1,149
Consumer lines of credit	92	36	253	916	1,297
Total consumer loans	135	961	2,648	8,083	11,827
Total	$3,371	$11,738	$8,321	$8,893	$32,323
Loans with maturities over one year:
Fixed		$3,795	$3,936	$4,512	$12,243
Floating		7,943	4,385	4,381	16,709
For additional information relating to lending activity, see Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. For additional information on repricing of floating interest rates, see the Market Risk section of MD&A, which is included in Item 7 of this Report.
Non-Performing Assets
Non-performing loans include non-accrual loans. Past due loans are reviewed monthly to identify loans for non-accrual status. We place a loan on non-accrual status and discontinue interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days, unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured.
Non-accrual loans of $107.2 million at December 31, 2023 decreased $6.2 million, or 5.5%, compared to December 31, 2022, with both periods remaining at relatively low levels.

Following is a summary of non-performing loans and leases, by class, OREO and non-performing assets:
TABLE 15

December 31	2023	2022	$ Change	% Change
(in millions)
Commercial real estate	$42	$39	$3	7.7%
Commercial and industrial	39	44	(5)	(11.4)
Commercial leases	3	1	2	200.0
Total commercial loans and leases	84	84	—	—
Direct installment	5	7	(2)	(28.6)
Residential mortgages	10	14	(4)	(28.6)
Indirect installment	2	1	1	100.0
Consumer lines of credit	6	7	(1)	(14.3)
Total consumer loans	23	29	(6)	(20.7)
Total non-performing loans and leases	$107	$113	(6)	(5.3)
Other real estate owned	3	6	(3)	(50.0)
Total non-performing assets	$110	$119	$(9)	(7.6)%
Non-performing loans / total loans and leases	0.33%	0.37%
Non-performing loans plus OREO / total loans and leases plus OREO	0.34	0.39
Non-performing assets / total assets	0.24	0.27
Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

TABLE 16

December 31	2023	2022
(dollars in millions)
Total loans and leases 90 days or more past due	$12	$12
As a percentage of total loans and leases	0.04%	0.04%
Following is a table showing the amounts of contractual interest income and actual interest income related to non-performing loans:
TABLE 17

December 31	2023	2022	2021
(in millions)
Gross interest income:
Per contractual terms	$14	$11	$9
Recorded during the year	—	—	—
Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.
For additional information relating to loan modifications, see Note 6, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Prior to the adoption of ASU 2022-02, below is the table relating to the TDR disclosures as of December 31, 2022.
Following is a summary of accruing and non-accrual TDRs, by class:
TABLE 18

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
At December 31, 2023 and 2022, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at December 31, 2023, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2022 included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.

Following is a summary of certain data related to the ACL and loans and leases:

TABLE 19

	Net Loan Charge-Offs (Recoveries)		Net Loan Charge-Offs to Average Loans		ACL at
Year Ended December 31	2023	2022	2023	2022	2023
(dollars in millions)
Commercial real estate	$8.0	$8.4	0.03%	0.03%	$166.6
Commercial and industrial	47.4	1.5	0.15	0.01	87.8
Commercial leases	—	0.1	—	—	21.2
Other commercial	3.5	2.4	0.01	0.01	3.7
Direct installment	—	(0.1)	—	—	33.8
Residential mortgages	0.2	0.1	—	—	70.5
Indirect installment	8.4	3.9	0.03	0.01	12.8
Consumer lines of credit	0.2	(0.1)	—	—	9.2
Total net loan charge-offs on loans and leases; net loan charge-offs/average loans	$67.7	$16.2	0.22%	0.06%	$405.6
Allowance for credit losses/total loans and leases			1.25%	1.33%
Allowance for credit losses/non-performing loans			378.46%	354.26%
Following is a summary of changes in the AULC by portfolio segment:
TABLE 20

Year Ended December 31	2023	2022	2021
(in millions)
Balance at beginning of period	$21.4	$19.1	$13.6
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.3	2.3	5.5
Consumer portfolio	(0.2)	—	—
Balance at end of period	$21.5	$21.4	$19.1
The ACL on loans and leases of $405.6 million at December 31, 2023 increased $3.9 million, or 1.0%, from December 31, 2022, primarily due to loan growth, offset by charge-off activity and improvements in classified and non-performing loans. Our ending ACL coverage ratio at December 31, 2023 was 1.25%, compared to 1.33% at December 31, 2022. Total provision for credit losses during 2023 was $71.8 million, compared to $64.2 million for the same period in 2022, with the year-ago period including $28.5 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions. The year-over-year increase was driven primarily by loan growth and charge-off activity and $31.9 million in provision for the previously disclosed commercial loan that was downgraded to non-performing status in the second quarter of 2023 and was fully charged-off during the third quarter of 2023 due to alleged fraud. Net charge-offs were $67.7 million, or 0.22%, of total average loans, compared to $16.2 million, or 0.06%, in 2022. Excluding the previously mentioned commercial charge-off, net charge-offs would have been $35.9 million, or 0.11% of total average loans (non-GAAP), remaining at historically low levels. The ACL as a percentage of non-performing loans for the total portfolio increased from 354% as of December 31, 2022 to 378% as of December 31, 2023. The AULC was $21.5 million at December 31, 2023 and included provision expense for unfunded loan commitments and letters of credit of $0.1 million for the year ended December 31, 2023. Comparatively, the AULC was $21.4 million at December 31, 2022 and included provision expense for unfunded loan commitments and letters of credit of $2.3 million for the year ended December 31, 2022.

Following is a summary of the allocation of the ACL and the percentage of loans in each category to total loans:
TABLE 21

December 31	2023		2022
(dollars in millions)	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$167	38%	$162	38%
Commercial and industrial	88	23	102	24
Commercial leases	21	2	14	2
Other	4	—	4	—
Commercial loans and leases	279	63	282	64
Direct installment	34	8	36	9
Residential mortgages	71	21	56	18
Indirect installment	13	4	17	5
Consumer lines of credit	9	4	11	4
Consumer loans	126	37	120	36
Total	$406	100%	$402	100%
Investment Activity
Investment activities serve to generate net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities HTM and carried at amortized cost. All other securities are categorized as securities AFS and are recorded at fair value. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit loss at least quarterly. Management has determined that no credit loss exists on securities AFS. Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as AFS are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as stockholders’ equity. A change in the value of securities HTM could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers. A CECL methodology is applied to securities HTM. As of December 31, 2023, securities HTM had a CECL ACL of $0.28 million.
As of December 31, 2023, debt securities classified as AFS and HTM totaled $3.3 billion and $3.9 billion, respectively. During 2023, debt securities AFS decreased by $21.7 million and debt securities HTM decreased by $175.3 million from December 31, 2022. AFS securities comprised 45% of the total securities portfolio and HTM securities comprised 55% of the total securities portfolio. As of December 31, 2023 and 2022, we did not hold any trading securities.

The following table indicates the respective contractual maturities and weighted-average yields of debt securities HTM, shown at amortized cost, as of December 31, 2023:
TABLE 22

(dollars in millions)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after five years but within ten years	$—	5.25%
Obligations of U.S. government agencies:
Maturing after five years but within ten years	1	7.48
Obligations of U.S. government-sponsored entities:
Maturing after one year but within five years	68	5.11
States of the U.S. and political subdivisions:
Maturing within one year	2	2.31
Maturing after one year but within five years	57	2.65
Maturing after five years but within ten years	201	3.39
Maturing after ten years	757	3.69
Other debt securities:
Maturing after five years but within ten years	15	6.13
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,057	2.09
Agency collateralized mortgage obligations	824	1.87
Commercial mortgage-backed securities	929	3.89
Total	$3,911	2.93%
The weighted average yields for tax-exempt debt securities are computed on an FTE basis using the federal statutory tax rate of 21.0%.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 23

December 31	2023	2022	$ Change	% Change
(in millions)
Securities Available for Sale:
U.S. Treasury	$422	$278	$144	51.8%
U.S. government agencies	78	107	(29)	(27.1)
U.S. government-sponsored entities	227	283	(56)	(19.8)
Residential mortgage-backed securities:
Agency mortgage-backed securities	814	1,360	(546)	(40.1)
Agency collateralized mortgage obligations	946	1,110	(164)	(14.8)
Commercial mortgage-backed securities	905	430	475	110.5
States of the U.S. and political subdivisions	30	33	(3)	(9.1)
Other debt securities	38	21	17	81.0
Total debt securities available for sale	$3,460	$3,622	$(162)	(4.5)%
Debt Securities Held to Maturity:
U.S. government agencies	$1	$1	$—	—%
U.S. government-sponsored entities	68	52	16	30.8
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,057	1,178	(121)	(10.3)
Agency collateralized mortgage obligations	824	953	(129)	(13.5)
Commercial mortgage-backed securities	929	866	63	7.3
States of the U.S. and political subdivisions	1,017	1,025	(8)	(0.8)
Other debt securities	15	12	3	25.0
Total debt securities held to maturity	$3,911	$4,087	$(176)	(4.3)%
n/m - not meaningful
We completed the sale of $648.7 million of AFS investment securities in December 2023, which resulted in a realized loss (pre-tax) of $67.4 million in the fourth quarter of 2023. We reinvested proceeds from the sale of those investment securities with an average yield of 1.08% into investment securities with yields approximately 350 basis points higher with a similar duration and convexity profile.
For additional information relating to investment activity, see Note 4, “Securities” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

December 31	2023	2022	$ Change	% Change
(in millions)
Non-interest-bearing demand	$10,222	$11,916	$(1,694)	(14.2)%
Interest-bearing demand	14,809	15,100	(291)	(1.9)
Savings	3,465	4,142	(677)	(16.3)
Certificates and other time deposits	6,215	3,612	2,603	72.1
Total deposits	$34,711	$34,770	$(59)	(0.2)%
Total deposits decreased slightly by $59.0 million, or 0.2%, from December 31, 2022, primarily due to the banking industry disruption in March 2023 and inflationary pressures on customers. We ended 2023 with approximately 78% of all deposits insured by the FDIC or collateralized. The mix of non-interest-bearing deposits to total deposits equaled 29.4% at December 31, 2023, compared to 34.3% at December 31, 2022 as customers continue to migrate deposits into higher-yielding deposit products.
Following is a summary of estimated insured and uninsured time deposits in excess of the FDIC insurance limit by remaining maturity at December 31, 2023:
TABLE 25

(in millions)	Insured	Uninsured	Total
Three months or less	$2,014	$449	$2,463
Three to six months	1,026	368	1,394
Six to twelve months	1,443	275	1,718
Over twelve months	558	82	640
Total	$5,041	$1,174	$6,215

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances and subordinated notes, increased to $2.5 billion at December 31, 2023 from $1.4 billion at December 31, 2022, primarily due to a $970.0 million increase in short-term FHLB borrowings, as we increased liquidity due to the bank failures in early 2023.

Following is a summary of selected information relating to short-term FHLB borrowings:
TABLE 26

At or for the Year Ended December 31	2023	2022	2021
(dollars in millions)
FHLB Advances (Short-term)
Balance at year-end	$1,900	$930	$1,030
Maximum month-end balance	2,245	930	1,280
Average balance during year	1,562	933	1,113
Weighted average interest rates:
At year-end	5.64%	2.18%	2.14%
During the year	4.08	2.18	2.13
For additional information relating to deposits and short-term borrowings, see Note 13, “Deposits” and Note 14, “Short-Term Borrowings” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Capital Resources
Our capital position, in part depends on the access to, and cost of, funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight.
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

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2023:
TABLE 27

(in millions)	Total
Deposits without a stated maturity	$28,496
Certificates and other time deposits	6,215
Operating leases	266
Long-term borrowings	1,971
Total	$36,948
The following table sets forth the amount of commitments to extend credit and standby letters of credit as of December 31, 2023:
TABLE 28

(in millions)	Total
Commitments to extend credit	$13,656
Standby letters of credit	257
Total	$13,913
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
Our strong liquidity position is a result of management utilizing various strategies to ensure sufficient cash on hand is available to meet the parent's funding needs. The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends and interest it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB. During the third quarter of 2022, we completed a Senior Debt offering for $347.7 million in net proceeds. A portion of these proceeds were used to retire $300 million of debt that matured in February of 2023 (for additional information, see Note 10, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). The parent company's cash position at December 31, 2023 was

$375.4 million, down $278.9 million from December 31, 2022, primarily due to the repayment of the Senior Notes that matured in February 2023. Additionally, in May, we purchased and retired $15 million par value of the 7.625% Subordinated Notes due August 12, 2023.
Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and MCH. The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The MCH is defined as the number of months of corporate expenses and dividends that can be covered by the existing cash on hand.
The LCR and MCH ratios and Parent company cash on hand are presented in the following table:
TABLE 29

December 31	2023	2022	Internal Limit
Liquidity coverage ratio	2.0 times	1.7 times	> 1 time
Months of cash on hand	13.0 months	13.6 months	> 12 months
Parent company cash on hand (millions)	$375.4	$654.3	n/a
Management has concluded that our cash levels remain appropriate given the current market environment. On January 12, 2024, the Board of Directors announced the redemption of all $110 million of our Perpetual Preferred Stock, Series E, which was paid on February 15, 2024. After the redemption, our liquidity remains appropriate with liquidity metrics continuing to be within policy limits.
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities. Consistent with industry trends, we have experienced a shift in deposits from non-interest-bearing-deposits and checking into certificates of deposits (CDs). The March 2023 banking disruption caused an acceleration of this shift. We ended 2023 with approximately 78% of deposits insured by the FDIC or collateralized, an improvement from approximately 74% at December 31, 2022. Non-interest-bearing demand deposit accounts decreased $1.7 billion, compared to December 31, 2022. Interest-bearing demand deposits decreased $290.8 million and savings account balances decreased $677.8 million, while time deposits increased $2.6 billion, compared to December 31, 2022, as customers' preferences have shifted to CDs as interest rates have increased substantially. Our cash balances held at the FRB were $1.1 billion at December 31, 2023, a slight decrease of $17.5 million from December 31, 2022. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.
Our liquidity position was strong throughout 2023. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios was particularly valuable as we successfully managed our liquidity during the March banking industry disruption. We continue to have ample unused borrowing capacity that could cover 1.9 times of the uninsured deposit and non-collateralized deposit balances as of December 31, 2023. A portion of this capacity includes the FRB's Discount Window and their BTFP. We have no borrowings under either facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs. We currently have excess cash to meet our pledging requirements. At December 31, 2023, we have $1.8 billion of cash and salable unpledged government and agency securities representing 3.8% of total assets. This compares to a policy minimum of 3.0%.

The following table presents certain information relating to FNBPA's credit availability and salable unpledged securities:
TABLE 30

December 31	2023	2022
(dollars in millions)
Unused wholesale credit availability	$15,899	$15,669
Unused wholesale credit availability as a % of FNBPA assets	34.6%	35.9%
Salable unpledged government and agency securities	$657	$592
Salable unpledged government and agency securities as a % of FNBPA assets	1.4%	1.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	3.8%	3.9%
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2023 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The twelve-month cumulative gap to total assets ratio was (2.6)% as of December 31, 2023, compared to 3.8% as of December 31, 2022. The change in the twelve-month cumulative gap to total assets was primarily related to the active management of deposit pricing across the deposit product maturity tenors which reduced our asset sensitivity. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO.
TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,170	$1,643	$1,840	$3,373	$8,026
Investments	1,203	513	230	460	2,406
	2,373	2,156	2,070	3,833	10,432
Liabilities
Non-maturity deposits	294	589	883	1,766	3,532
Time deposits	1,120	1,348	1,391	1,723	5,582
Borrowings	1,621	562	223	135	2,541
	3,035	2,499	2,497	3,624	11,655
Period Gap (Assets - Liabilities)	$(662)	$(343)	$(427)	$209	$(1,223)
Cumulative Gap	$(662)	$(1,005)	$(1,432)	$(1,223)
Cumulative Gap to Total Assets	(1.4)%	(2.2)%	(3.1)%	(2.6)%
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
The following repricing gap analysis as of December 31, 2023 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 32

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$14,070	$2,194	$889	$1,556	$18,709
Investments	1,214	517	302	453	2,486
	15,284	2,711	1,191	2,009	21,195
Liabilities
Non-maturity deposits	7,801	—	—	—	7,801
Time deposits	1,221	1,346	1,388	1,718	5,673
Borrowings	1,322	632	212	112	2,278
	10,344	1,978	1,600	1,830	15,752
Off-balance sheet	(1,000)	100	(100)	(200)	(1,200)
Period Gap (Assets - Liabilities + Off-balance sheet)	$3,940	$833	$(509)	$(21)	$4,243
Cumulative Gap	$3,940	$4,773	$4,264	$4,243
Cumulative Gap to Earning Assets	9.6%	11.6%	10.4%	10.3%
The twelve-month cumulative repricing gap to total assets was 10.3% and 8.4% as of December 31, 2023 and December 31, 2022, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. The change in the cumulative repricing gap at December 31, 2023, compared to December 31, 2022, is primarily related to customers moving into higher yielding deposit products and shorter-term time deposits.
The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

We model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure, and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income on changes in interest Rate Ramps and EVE to changes in interest rates using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of December 31, 2023. The measures do not reflect management's potential actions.
TABLE 33

December 31,	2023	2022	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 300 basis points	5.8%	3.4%	n/a
+ 200 basis points	3.9	2.0	(5.0)%
+ 100 basis points	2.0	0.5	(5.0)
– 100 basis points	(2.0)	0.6	(5.0)
– 200 basis points	(4.1)	0.6	(5.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	4.6	(6.8)	(25.0)
+ 200 basis points	3.2	(4.0)	(15.0)
+ 100 basis points	1.6	(1.4)	(10.0)
– 100 basis points	(2.5)	(2.0)	(10.0)
– 200 basis points	(8.0)	(5.8)	(15.0)
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for future rates. During 2023, management has adjusted the IRR position by managing cash balances, originating higher yielding loans, strategically meeting our customers' preferences for higher yielding deposit products, in particular, shorter term time deposits, and utilizing borrowings of varying maturities. We also utilize derivatives to manage the IRR position. We continue to make use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase our level of adjustable-rate loans. Total variable and adjustable-rate loans were 62.2% of total net loans and leases as of December 31, 2023 and 60.2% as of December 31, 2022. As of December 31, 2023, the commercial swaps totaled $5.7 billion of notional principal, with $945 million in original notional swap principal originated during 2023, up from $5.3 billion at December 31, 2022. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. For additional information regarding interest rate swaps, see Note 16, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report.
Assuming a static Balance Sheet, a +100 basis point Rate Shock increases net interest income (12 months) by 3.4% at December 31, 2023 and 1.1% at December 31, 2022. For a +200 basis point Rate Shock, net interest income (12 months) increases by 6.7% at December 31, 2023 and 3.3% at December 31, 2022. The corresponding metrics for a minus 100 basis point Rate Shock are (3.6)% and 1.2% at December 31, 2023 and December 31, 2022, respectively. These results use historical long-term deposit rate beta assumptions that are regularly analyzed and adjusted as necessary for both rising and falling rate scenarios. The drivers of the change in net interest income in the rate scenarios include the mix shift of deposit products, the pace of deposit repricing and assumed betas and loan prepayments.
The FOMC increased the Federal Funds rate 425 basis points in 2022 and 100 basis points in the first seven months of 2023. Forty-eight percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices which benefit from higher rates. Our cash position has also been a significant factor in our asset sensitivity metrics. Projected base net interest income has decreased from year-end as deposit rates have increased faster than asset repricing indices.
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
CREDIT RATINGS
Our credit ratings affect the cost and availability of short- and long-term funding and collateral requirements for certain derivative instruments.
Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types; the rating agencies’ assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to us or our subsidiaries in a crisis.
Credit rating downgrades or negative watch warnings could negatively impact our reputation with lenders, investors and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of deposits which exceed FDIC insurance limits may perceive such a downgrade or warning negatively and withdraw all or a portion of such deposits.
The following table presents the credit ratings for FNB and FNBPA as of December 31, 2023:
TABLE 34

	Moody's	Standard & Poor's	Kroll
F.N.B. Corporation
Issuer credit rating	Baa2	BBB-	A-
Senior debt	Baa3	BBB-	A-
Subordinated debt	Baa2	n/a	BBB+

First National Bank of Pennsylvania
Baseline credit assessment	Baa1	n/a	n/a
Issuer credit rating	n/a	BBB-	A
Senior debt	n/a	n/a	A
Subordinated debt	n/a	n/a	A-
Bank deposits	A2/P-1	n/a	A
Short-term borrowings	n/a	A-2	K1

Outlook for F.N.B. Corporation and First National Bank of Pennsylvania	Negative	Stable	Stable
n/a - not applicable
On August 27,2023, Moody's affirmed our ratings and changed their outlook to negative as part of their review of 27 banks.

RISK MANAGEMENT
As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Accordingly, we have designed an Enterprise Risk Management Framework and risk management practices to help manage enterprise risks. Our Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, operational risk, legal and compliance risk, reputation risk and strategic risk. In its oversight role of our risk management function, the Board of Directors focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks to optimize total shareholder value, while balancing prudent business and safety and soundness considerations.
We support our risk management processes and business oversight through the three lines of defense and a governance structure at the Board of Directors and management levels.
The lines of defense model consists of:
•First Line of Defense - make each of our businesses and enterprise support areas that generate risk and are principally responsible for owning and managing the day-to-day risk-taking activities in accordance with the risk frameworks.
•Second Line of Defense - consists of Risk Management and Compliance Departments responsible for developing risk frameworks, overseeing risk-taking activities and identifying, assessing, monitoring and reporting on enterprise aggregate risks.
•Third Line of Defense - is Internal Audit and provides independent assurance on the effectiveness of controls and risk management practices across our first and second lines of defense.
Our Board of Directors is responsible for the oversight of management on behalf of our stockholders. The Board of Directors has assistance in carrying out its duties and may delegate authority through the following standing Board Committees:
•Audit Committee - provides oversight of our internal and external audit processes. In addition, monitors the integrity of the consolidated financial statements, internal controls over financial reporting, qualifications and independence of our audit function.
•Nominating and Corporate Governance Committee - responsible for selecting and recommending nominees for election to the FNB and FNBPA Boards of Directors.
•Compensation Committee - reviews performance and compensation of senior management and reviews and implements compensation and benefit matters having corporate-wide significance.
•Executive Committee - joint session of the FNB and FNBPA Board of Directors to cover special matters, as deemed necessary, in between regularly scheduled board meetings.
•Risk Committee - provides oversight of our risk management and assessment processes, including the review and approval of risk management policies, procedures and practices, to identify, assess, monitor and report material risks.
•Credit Fair Lending and CRA Committee - responsible for providing oversight of credit and lending strategies an objectives.
The Risk Committee serves as the primary point of contact between our Board of Directors and the Risk Management Council (RMC), which is the senior management level committee responsible for identifying, assessing, monitoring and reporting on enterprise-wide risks. The Risk Committee and RMC are supported by other risk management committees, including Credit Risk Committees, Operational Risk Committee, Compliance Risk Committee and ALCO.
Risk appetite is an integral element of our enterprise risk management framework and of our business and capital planning processes through our Board Risk Committee and Risk Management Council. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. The Board of Directors adopted an enterprise risk appetite that defines acceptable risk limits under which we seek to operate in pursuit of optimizing returns. As such, we monitor a series of Key Risk Indicators for various business lines and operation units to measure performance alignment with our stated risk appetite. Our top-down risk appetite process serves as a limit for undue risk-taking for bottom-up planning from our various business functions. Our Board Risk Committee, in collaboration with our Risk Management Council, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk, regulatory, economic and strategic plan environments, with the goal of ensuring that our risk appetite remains consistent with our strategic plans and business operations, regulatory environment and our shareholders' expectations.
Our Enterprise Risk Management Framework provides the practices to identify, assess, control and monitor and report on risk across the organization. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, and our aggregate risk profile, are regularly presented to our various management level risk oversight and planning committees and periodically reported up through our Board Risk Committee.
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
TABLE 35
Operating net income available to common stockholders

Year Ended December 31	2023	2022	2021
(in thousands)
Net income available to common stockholders	$476,810	$431,068	$396,561
Merger-related expense	2,215	45,259	1,764
Tax benefit of merger-related expense	(465)	(9,504)	(370)
Provision expense related to acquisitions	—	28,515	—
Tax benefit of provision expense related to acquisitions	—	(5,988)	—
Branch consolidation costs	—	7,016	2,644
Tax benefit of branch consolidation costs	—	(1,473)	(555)
FDIC special assessment	29,938	—	—
Tax benefit of FDIC special assessment	(6,287)	—	—
Loss on securities restructuring	67,354	—	—
Tax benefit of loss on securities restructuring	(14,144)	—	—
Valuation allowance on auto loans held-for-sale	16,687	—	—
Tax benefit of valuation allowance on auto loans held-for-sale	(3,504)	—	—
Operating net income available to common stockholders (non-GAAP)	$568,604	$494,893	$400,044
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges such as merger expenses, FDIC special assessment, loss on securities restructuring, valuation allowance on auto loans held-for-sale, initial provision for non-PCD loans acquired and branch consolidation costs are not organic costs to run our operations and facilities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.

TABLE 36
Operating earnings per diluted common share

Year Ended December 31	2023	2022	2021
Net income per diluted common share	$1.31	$1.22	$1.23
Merger-related expense	0.01	0.13	0.01
Tax benefit of merger-related expense	—	(0.03)	—
Provision expense related to acquisitions	—	0.08	—
Tax benefit of provision expense related to acquisitions	—	(0.02)	—
Branch consolidation costs	—	0.02	0.01
Tax benefit of branch consolidation costs	—	—	—
FDIC special assessment	0.08	—	—
Tax benefit of FDIC special assessment	(0.02)	—	—
Loss on securities restructuring	0.19	—	—
Tax benefit of loss on securities restructuring	(0.04)	—	—
Valuation allowance on auto loans held-for-sale	0.05	—	—
Tax benefit of valuation allowance on auto loans held-for-sale	(0.01)	—	—
Operating earnings per diluted common share (non-GAAP)	$1.57	$1.40	$1.24
TABLE 37
Return on average tangible common equity

Year Ended December 31	2023	2022	2021
(dollars in thousands)
Net income available to common stockholders	$476,810	$431,068	$396,561
Amortization of intangibles, net of tax	15,892	10,956	9,573
Tangible net income available to common stockholders (non-GAAP)	$492,702	$442,024	$406,134
Average total stockholders’ equity	$5,851,082	$5,475,843	$5,033,188
Less: Average preferred stockholders’ equity	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,556,119)	(2,481,533)	(2,310,419)
Average tangible common equity (non-GAAP)	$3,188,081	$2,887,428	$2,615,887
Return on average tangible common equity (non-GAAP)	15.45%	15.31%	15.53%
(1) Excludes loan servicing rights.
TABLE 38
Operating return on average tangible common equity

(dollars in thousands)	2023	2022	2021
Operating net income available to common stockholders (annualized)	$568,604	$494,893	$400,044
Amortization of intangibles, net of tax (annualized)	15,892	10,956	9,573
Tangible operating net income available to common stockholders (annualized) (non-GAAP)	$584,496	$505,849	$409,617
Average total stockholders' equity	$5,851,082	$5,475,843	$5,033,188
Less: Average preferred stockholders' equity	(106,882)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,556,119)	(2,481,533)	(2,310,419)
Average tangible common equity (non-GAAP)	$3,188,081	$2,887,428	$2,615,887
Operating return on average tangible common equity (non-GAAP)	18.33%	17.52%	15.66%
(1) Excludes loan servicing rights.

TABLE 39
Return on average tangible assets

Year Ended December 31	2023	2022	2021
(dollars in thousands)
Net income	$484,851	$439,109	$404,602
Amortization of intangibles, net of tax	15,892	10,956	9,573
Tangible net income (non-GAAP)	$500,743	$450,065	$414,175
Average total assets	$44,609,603	$41,954,708	$38,603,092
Less: Average intangible assets (1)	(2,556,119)	(2,481,533)	(2,310,419)
Average tangible assets (non-GAAP)	$42,053,484	$39,473,175	$36,292,673
Return on average tangible assets (non-GAAP)	1.19%	1.14%	1.14%
(1) Excludes loan servicing rights.
TABLE 40

Tangible book value per common share

December 31	2023	2022
(dollars in thousands, except per share data)
Total stockholders’ equity	$6,049,969	$5,653,364
Less: Preferred stockholders’ equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,546,353)	(2,566,029)
Tangible common equity (non-GAAP)	$3,396,734	$2,980,453
Ending common shares outstanding	358,829,417	360,470,110
Tangible book value per common share (non-GAAP)	$9.47	$8.27
(1) Excludes loan servicing rights.
TABLE 41
Tangible equity to tangible assets

December 31	2023	2022
(dollars in thousands)
Total stockholders' equity	$6,049,969	$5,653,364
Less: Intangible assets (1)	(2,546,353)	(2,566,029)
Tangible equity (non-GAAP)	$3,503,616	$3,087,335
Total assets	$46,157,693	$43,724,973
Less: Intangible assets (1)	(2,546,353)	(2,566,029)
Tangible assets (non-GAAP)	$43,611,340	$41,158,944
Tangible equity to tangible assets (non-GAAP)	8.03%	7.50%
(1) Excludes loan servicing rights.

TABLE 42
Tangible common equity to tangible assets

December 31	2023	2022
(dollars in thousands)
Total stockholders' equity	$6,049,969	$5,653,364
Less: Preferred stockholders' equity	(106,882)	(106,882)
Less: Intangible assets (1)	(2,546,353)	(2,566,029)
Tangible common equity (non-GAAP)	$3,396,734	$2,980,453
Total assets	$46,157,693	$43,724,973
Less: Intangible assets (1)	(2,546,353)	(2,566,029)
Tangible assets (non-GAAP)	$43,611,340	$41,158,944
Tangible common equity to tangible assets (non-GAAP)	7.79%	7.24%
 (1) Excludes loan servicing rights.
TABLE 43
Net loan charge-offs, excluding isolated commercial loan charge-off due to alleged fraud to total average loans and leases

Year Ended December 31	2023
(dollars in thousands)
Net loan charge-offs	$67,755
Less: Isolated commercial loan charge-off	(31,900)
Net loan charge-offs, excluding isolated commercial loan charge-off (non-GAAP)	$35,855
Total average loans and leases	$31,372,574
Net loan charge-offs / total average loans and leases	0.22%
Net loan charge-offs, excluding isolated commercial loan charge-off to total average loans and leases (non-GAAP)	0.11%
TABLE 44
Operating non-interest income

Year Ended December 31	2023	2022
(dollars in thousands)
Non-interest income	$254,332	$323,553
Loss on securities restructuring	67,354	—
Operating non-interest income (non-GAAP)	$321,686	$323,553

TABLE 45
Operating non-interest expense

Year Ended December 31	2023	2022
(dollars in thousands)	$915,436	$826,392
Non-interest expense
Branch consolidations	—	(7,016)
Merger-related	(2,215)	(45,259)
FDIC special assessment	(29,938)	—
Valuation allowance on auto loans held-for-sale	(16,687)	—
Operating non-interest expense (non-GAAP)	$866,596	$774,117
Key Performance Indicators

TABLE 46
Efficiency ratio

Year Ended December 31	2023	2022	2021
(dollars in thousands)
Non-interest expense	$915,436	$826,392	$733,168
Less: Amortization of intangibles	(20,116)	(13,868)	(12,117)
Less: OREO expense	(1,515)	(1,692)	(2,598)
Less: Merger-related expense	(2,215)	(45,259)	(1,764)
Less: Branch consolidation costs	—	(7,016)	(2,644)
Less: FDIC special assessment	(29,938)	—	—
Less: Valuation allowance on auto loans held-for-sale	(16,687)	—	—
Adjusted non-interest expense	$844,965	$758,557	$714,045
Net interest income	$1,316,504	$1,119,780	$906,476
Taxable equivalent adjustment	12,341	11,288	10,948
Non-interest income	254,332	323,553	330,419
Less: Net securities losses (gains)	67,432	(48)	(193)
Adjusted net interest income (FTE) + non-interest income	$1,650,609	$1,454,573	$1,247,650
Efficiency ratio (FTE) (non-GAAP)	51.19%	52.15%	57.23%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of MD&A, which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting
February 26, 2024
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
Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has audited our internal control over financial reporting as stated in their Report of Independent Registered Public Accounting Firm.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2024, expressed an unqualified opinion thereon.

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

Allowance for Credit Losses (ACL)
Description of the Matter
At December 31, 2023, the Company’s net loan and lease portfolio was $32.3 billion with an associated ACL of $405.6 million. As discussed in Note 1 to the consolidated financial statements, the ACL is based on management’s evaluation of the current estimate of lifetime credit losses at the balance sheet date. Management makes the estimate using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts under the Current Estimated Credit Losses (CECL) methodology. The ACL is composed of three components including quantitative reserves, including the impact of management's reasonable and supportable forecast of economic conditions; asset specific reserves; and qualitative reserves. The qualitative reserve captures the following factors, among others: regulatory, legal and technological environments; competition; forecast uncertainty; and events such as natural disasters.

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
February 26, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on Internal Control Over Financial Reporting
We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 26, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 26, 2024

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	December 31
	2023	2022
Assets
Cash and due from banks	$447	$443
Interest-bearing deposits with banks	1,129	1,231
Cash and Cash Equivalents	1,576	1,674
Debt securities available for sale (amortized cost of $3,460 and $3,622; allowance for credit losses of $0 and $0)	3,254	3,275
Debt securities held to maturity (fair value of $3,593 and $3,687; allowance for credit losses of $0 and $0)	3,911	4,087
Loans held for sale (includes $150 and $91 measured at fair value) (1)	488	124
Loans and leases, net of unearned income of $91 and $69 (includes $45 and $12 measured at fair value) (1)	32,323	30,255
Allowance for credit losses on loans and leases	(406)	(402)
Net Loans and Leases	31,917	29,853
Premises and equipment, net	461	432
Goodwill	2,477	2,477
Core deposit and other intangible assets, net	69	89
Bank owned life insurance	660	653
Other assets	1,345	1,061
Total Assets	$46,158	$43,725
Liabilities
Deposits:
Non-interest-bearing demand	$10,222	$11,916
Interest-bearing demand	14,809	15,100
Savings	3,465	4,142
Certificates and other time deposits	6,215	3,612
Total Deposits	34,711	34,770
Short-term borrowings	2,506	1,372
Long-term borrowings	1,971	1,093
Other liabilities	920	837
Total Liabilities	40,108	38,072
Stockholders’ Equity
Preferred stock - $0.01 par value; liquidation preference of $1,000 per share
Authorized – 20,000,000 shares
Issued – 110,877 shares	107	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 374,939,537 and 374,907,245 shares	4	4
Additional paid-in capital	4,692	4,696
Retained earnings	1,669	1,370
Accumulated other comprehensive loss	(235)	(357)
Treasury stock – 16,110,120 and 14,437,135 shares at cost	(187)	(167)
Total Stockholders’ Equity	6,050	5,653
Total Liabilities and Stockholders’ Equity	$46,158	$43,725
(1) Amount represents loans for which we have elected the fair value option. See Note 26.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Year Ended December 31
	2023	2022	2021
Interest Income
Loans and leases, including fees	$1,754	$1,117	$886
Securities:
Taxable	150	117	86
Tax-exempt	28	27	29
Other	41	24	4
Total Interest Income	1,973	1,285	1,005
Interest Expense
Deposits	495	108	47
Short-term borrowings	78	25	27
Long-term borrowings	83	32	24
Total Interest Expense	656	165	98
Net Interest Income	1,317	1,120	907
Provision for credit losses	72	64	1
Net Interest Income After Provision for Credit Losses	1,245	1,056	906
Non-Interest Income
Service charges	82	86	74
Interchange and card transaction fees	52	51	48
Trust services	43	39	37
Insurance commissions and fees	23	24	25
Securities commissions and fees	28	24	22
Capital markets income	27	35	37
Mortgage banking operations	21	21	37
Dividends on non-marketable equity securities	21	12	9
Bank owned life insurance	12	12	15
Net securities gains (losses)	(67)	—	—
Other	12	19	26
Total Non-Interest Income	254	323	330
Non-Interest Expense
Salaries and employee benefits	462	426	418
Net occupancy	70	68	58
Equipment	91	76	70
Amortization of intangibles	20	14	12
Outside services	84	73	71
Marketing	17	16	14
FDIC insurance	61	20	18
Bank shares and franchise taxes	14	14	13
Merger-related	2	45	2
Other	94	74	57
Total Non-Interest Expense	915	826	733
Income Before Income Taxes	584	553	503
Income taxes	99	114	98
Net Income	485	439	405
Preferred stock dividends	8	8	8
Net Income Available to Common Stockholders	$477	$431	$397
Earnings per Common Share
Basic	$1.32	$1.23	$1.24
Diluted	$1.31	$1.22	$1.23
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31
	2023	2022	2021
Net income	$485	$439	$405
Other comprehensive income (loss):
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $16, $(79) and $(16)	57	(277)	(57)
Reclassification adjustment for losses included in net income, net of tax (benefit) expense of $(15), $0 and $0	52	—	—
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(2), $(9) and $1	(8)	(30)	4
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $5, $2 and $4	19	8	14
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(1), $(1) and $(5)	2	4	16
Other Comprehensive Income (Loss)	122	(295)	(23)
Comprehensive Income (Loss)	$607	$144	$382
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2021	$107	$3	$4,087	$869	$(39)	$(68)	$4,959
Comprehensive income (loss)				405	(23)		382
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(156)			(156)
Issuance of common stock		—	3			(6)	(3)
Repurchase of common stock						(43)	(43)
Restricted stock compensation			19				19
Balance at December 31, 2021	107	3	4,109	1,110	(62)	(117)	5,150
Comprehensive income (loss)				439	(295)		144
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(171)			(171)
Issuance of common stock		—	1			(7)	(6)
Issuance of common stock – acquisitions		1	569				570
Repurchase of common stock						(43)	(43)
Restricted stock compensation			17				17
Balance at December 31, 2022	107	4	4,696	1,370	(357)	(167)	5,653
Comprehensive income				485	122		607
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(174)			(174)
Issuance of common stock		—	(22)	(4)		16	(10)
Repurchase of common stock						(36)	(36)
Restricted stock compensation			18				18
Balance at December 31, 2023	$107	$4	$4,692	$1,669	$(235)	$(187)	$6,050
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31
	2023	2022	2021
Operating Activities
Net income	$485	$439	$405
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	78	73	10
Provision for credit losses	72	64	1
Deferred tax expense (benefit)	(6)	11	15
Net securities losses	67	—	—
Loans originated for sale	(1,114)	(1,042)	(2,034)
Loans sold	1,071	1,239	1,946
Net gain on sale of loans	(5)	(38)	(53)
Net change in:
Interest receivable	(34)	(42)	14
Interest payable	38	21	(3)
Bank owned life insurance, excluding purchases	(7)	(6)	3
Other, net	(222)	499	226
Net cash flows provided by (used in) operating activities	423	1,218	530
Investing Activities
Net change in loans and leases, excluding sales and transfers	(2,442)	(2,831)	558
Debt securities available for sale:
Purchases	(1,008)	(880)	(1,683)
Sales	581	459	—
Maturities/payments	517	735	1,634
Debt securities held to maturity:
Purchases	(190)	(1,200)	(1,448)
Maturities/payments	369	569	844
Increase in premises and equipment	(88)	(95)	(58)
Net cash received in business acquisitions	—	188	—
Net cash flows provided by (used in) investing activities	(2,261)	(3,055)	(153)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	(2,662)	(108)	3,406
Time deposits	2,600	366	(802)
Short-term borrowings	1,134	(179)	(267)
Proceeds from issuance of long-term borrowings	1,230	381	25
Repayment of long-term borrowings	(352)	(231)	(438)
Repurchases of common stock	(36)	(43)	(43)
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(174)	(171)	(156)
Other, net	8	11	16
Net cash flows provided by (used in) financing activities	1,740	18	1,733
Net Increase (Decrease) in Cash and Cash Equivalents	(98)	(1,819)	2,110
Cash and cash equivalents at beginning of year	1,674	3,493	1,383
Cash and Cash Equivalents at End of Year	$1,576	$1,674	$3,493
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
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of December 31, 2023, we had 346 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and stockholders' equity. Events occurring subsequent to December 31, 2023 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets and income taxes and DTAs.

Adoption of New Accounting Standards
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
Loans Effective January 1, 2023, we adopted the provisions of ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the accounting for troubled debt restructurings (TDRs) while expanding loan modification and vintage disclosure requirements. The ASU has been applied prospectively. The adoption did not result in a material impact to our Consolidated Financial Statements.
Under ASU 2022-02, the corporation is required to apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Modifications granted to borrowers experiencing financial difficulty may be in the form of an interest rate reduction, an other-than-insignificant payment delay, a term extension, principal forgiveness or a combination thereof (collectively referred to as Troubled Debt Modifications or TDMs). Modifications that do not impact the contractual payment terms, such as covenant waivers, and insignificant payment deferrals are not included in the disclosures. The Corporation uses various indicators to identify borrowers in financial difficulty. Consumer loan borrowers that are delinquent and commercial loan borrowers that are rated substandard or worse are the primary criteria used to identify borrowers who are experiencing financial difficulty.
The presentation of our loan modification disclosures has been updated to reflect information on loan modifications given to borrowers experiencing financial difficulty and can be found within Note 6, Loans and Leases. Additionally, our vintage disclosures have been updated to reflect gross charge-offs by year of origination.
Prior to the adoption of ASU 2022-02, the Corporation accounted for certain loan modifications and restructurings as TDRs. In general, a modification or restructuring of a loan constituted a TDR if the Corporation granted a concession to a borrower experiencing financial difficulty.
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
Debt Securities
Debt securities can be classified as trading, HTM or AFS securities. As of December 31, 2023 and 2022, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
For AFS debt securities in an unrealized loss position, we first determine whether we have the intent to sell, or it is more likely than not that we will be required to sell, the security before recovery of its amortized cost basis. If the criteria for intent or requirement to sell is met, the security’s amortized cost is written down to fair value and the write down is charged against the ACL with any incremental impairment reported in earnings in the Provision for Credit Losses line on the Consolidated Statements of Income. For AFS debt securities that do not meet the criteria for intent or requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. We first qualitatively evaluate each security to assess whether a potential credit loss exists. If as a result of this qualitative analysis we expect to get all of our principal back, then we conclude that the present value of expected cash flows equals or exceeds its amortized cost and no credit loss exists. If it was determined that a potential credit loss exists, we compare the present value of cash flows expected to be collected with our amortized cost basis. The credit loss is recorded through the ACL and limited to the amount the fair value is less than the amortized cost basis. We have made an accounting policy election for each major security type of AFS debt securities to adjust the effective interest rate used to discount expected cash flows to consider the timing of expected cash flows resulting from expected prepayments. Impairment for noncredit-related factors is recorded in OCI, net of income taxes.
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
Loans Held for Sale and Loan Commitments
Certain of our residential mortgage loans are originated or purchased for sale in the secondary mortgage loan market. We make an automatic election to account for all originated or purchased residential mortgage loans held for sale under the FVO. The FVO election is intended to better reflect the underlying economics and better facilitate the economic hedging of the loans. The FVO is applied on an instrument-by-instrument basis and is an irrevocable election. Additionally, with the election of the FVO, fees and costs associated with the origination and acquisition of residential mortgage loans held for sale are expensed as incurred, rather than deferred. Changes in fair value under the FVO are recorded in mortgage banking operations non-interest income on the Consolidated Statements of Income. Fair value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Gain or loss on the sale of loans is recorded in mortgage banking operations non-interest income. Interest income on loans held for sale is recorded in interest income.
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
Quantitative Component
We use a non-discounted cash flow factor-based approach to estimate expected credit losses that include component probability of default (PD)/LGD/exposure at default (EAD) models as well as less complex estimation methods for smaller loan portfolios.
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
While our reserve methodologies strive to reflect all relevant risk factors, there continues to be uncertainty associated with, but not limited to, potential imprecision in the estimation process due to the inherent time lag of obtaining information and normal variations between estimates and actual outcomes. We may adjust reserves to reflect such risks. The ACL also includes factors that may not be directly measured in the determination of individual or collective reserves. Such qualitative factors may include:
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
Liability for Credit Losses on Unfunded Lending-Related Commitments
The AULC is management's estimate of credit losses inherent in our unfunded loan commitments, such as commercial and industrial revolving loan facilities, commercial real estate construction projects and home equity lines of credit, and is included in other liabilities on the Consolidated Balance Sheets. The AULC is estimated over the contractual period in which we are exposed to credit risk for obligations which are not unconditionally cancellable by us. The AULC is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated useful life. Consistent with our estimation process on our loan and lease portfolio, we use a non-discounted cash flow factor-based approach to estimate expected credit losses that include component PD/LGD/EAD models as well as less complex estimation methods for smaller portfolios.
Purchased Credit Deteriorated Loans and Leases
We have purchased loans and leases, some of which have experienced more than insignificant credit deterioration since origination and have established criteria to assess whether a purchased financial asset, or group of assets, should be accounted for as PCD on the acquisition date. The selection of which criteria to apply, or the addition of new criteria, to a specific acquisition will be based on the facts and circumstances at the time of review, as well as the availability of information supplied by the acquiree. Generally, more-than-insignificant deterioration in credit quality since origination would include risk ratings of special mention or below, inconsistency of loan payments, non-accrual status at the time of acquisition, or loans modified in a TDM, in bankruptcy or for regulatory purposes.
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
Quarterly, we perform a goodwill impairment assessment. We first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors include, among other things, macroeconomic conditions, industry and market considerations, financial performance of the respective reporting unit and other relevant entity- and reporting-unit specific considerations. If we conclude it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is performed. If the quantitative assessment results in the fair value of the reporting unit exceeding its carrying value, goodwill of the reporting unit is considered not impaired; however, if the carrying value of the reporting unit exceeds its fair value, an impairment charge is recorded for the excess, limited to the amount of goodwill assigned to a reporting unit.
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
Revenues from deposit services fees are reduced where we have a history of waived or reduced fees by customer request or due to a customer service issue, by historical experience, or another acceptable method in the same period as the related revenues. Revenues from deposit services are reported in the Consolidated Statements of Income as service charges and in the Community Banking segment as non-interest income.
Wealth Management Services. Wealth advisory and trust services are provided on a month-to-month basis and invoiced as services are rendered. Fees are based on a fixed amount, or a scale based on the level of services provided or assets under management. The customer has the right to terminate their services agreement at any time. We determine the value of services performed based on the fee schedule in effect at the time the services are performed. Revenues from wealth advisory and trust services are reported in the Consolidated Statements of Income as trust services and securities commissions and fees, and in the Wealth segment as non-interest income.
Insurance Services. Insurance services include full-service insurance brokerage services offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals within our geographic markets. We recognize revenue on insurance contracts in effect based on contractually specified commission payments on premiums that are paid by the customer to the insurance carrier. Contracts are cancellable at any time, and we have no performance obligation to the customers beyond the time the insurance is placed into effect. Revenues from insurance services are reported in the Consolidated Statements of Income as insurance commissions and fees, and in the Insurance segment in the Business Segments footnote as non-interest income.
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
We granted restricted stock unit awards with multiple conditions, both performance and market conditions. These awards are accounted for by considering the market condition in the grant date fair value and recognizing compensation expense over the service period based on the grant date fair value and the probability that the performance condition will be met. We account for forfeitures as they occur.
NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the FASB that we recently adopted or will be adopting in the future.
TABLE 2.1

Standard	Description	Financial Statements Impact

Income Taxes
ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures
This Update requires public business entities to disclose additional categories of information about federal, state, and foreign income taxes in the tabular rate reconciliation table. Additionally, entities must provide more details regarding reconciling items in some categories if the items are equal to or greater than a specified quantitative threshold.
This Update also requires all entities to annually disclose income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and further disaggregated by jurisdiction based on a specified quantitative threshold.

This Update is to be applied using a prospective method with an option to apply it retrospectively for each period presented and will be effective as of January 1, 2025. Early adoption is permitted.
We are currently evaluating the effect this Update will have on our consolidated financial statements, the related disclosures and our processes, systems, and controls related to disclosures.

Segment Reporting
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure	This Update requires all public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required in annual disclosures.
This Update is to be applied using a retrospective method to all prior periods presented and will be effective for annual periods beginning on January 1, 2024, and interim periods beginning on January 1, 2025. Early adoption is permitted.
We do not expect the adoption of this Update to materially impact our consolidated financial statements and we are currently evaluating the effect this Update will have on the related disclosures.

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

Goodwill related to the Howard acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Howard acquisition of $31.0 million in 2022. We did not record any merger expenses relating to the Howard acquisition in 2023.

Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered PCD. We consider various factors in connection with the identification of more-than-insignificant deterioration in credit, including but not limited to nonperforming status, delinquency, risk ratings, loan modification classification, FICO scores and other qualitative factors that indicate deterioration in credit quality since origination. For PCD loans and leases, the initial estimate of expected credit losses is recognized in the ACL on the date of acquisition using the same methodology as other loans and leases held-for-investment. As part of the Howard acquisition, we acquired PCD loans and leases of $186.9 million. We established an ACL at acquisition of $10.0 million with a corresponding gross-up to the amortized cost of the PCD loans and leases. The non-credit discount on the PCD loans and leases was $5.4 million and the Day 1 fair value was $171.5 million. The initial provision expense for non-PCD loans associated with the Howard acquisition was $19.1 million.
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
Goodwill related to the Union acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Union acquisition of $2.2 million and $14.3 million for 2023 and 2022, respectively. We recorded core deposit intangibles of $41 million which reflect the much higher cost of alternative funding given the higher interest rate environment at the time of acquisition.
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

The following table summarizes the amounts recorded on the consolidated balance sheets as of the respective acquisition dates in conjunction with the Howard and Union acquisitions discussed above.
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

NOTE 4.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at December 31, 2023 and December 31, 2022. Accrued interest receivable on AFS debt securities totaled $9.6 million and $8.9 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of AFS debt securities.
TABLE 4.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2023
U.S. Treasury	$422	$—	$(2)	$420
U.S. government agencies	78	1	—	79
U.S. government-sponsored entities	227	—	(4)	223
Residential mortgage-backed securities:
Agency mortgage-backed securities	814	—	(62)	752
Agency collateralized mortgage obligations	946	—	(114)	832
Commercial mortgage-backed securities	905	9	(30)	884
States of the U.S. and political subdivisions (municipals)	30	—	(3)	27
Other debt securities	38	—	(1)	37
Total debt securities AFS	$3,460	$10	$(216)	$3,254

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2022
U.S. Treasury	$278	$—	$(21)	$257
U.S. government agencies	107	1	—	108
U.S. government-sponsored entities	283	—	(21)	262
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,360	—	(128)	1,232
Agency collateralized mortgage obligations	1,110	—	(138)	972
Commercial mortgage-backed securities	430	—	(35)	395
States of the U.S. and political subdivisions (municipals)	33	—	(4)	29
Other debt securities	21	—	(1)	20
Total debt securities AFS	$3,622	$1	$(348)	$3,275

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.28 million and $0.23 million at December 31, 2023 and 2022, respectively. Accrued interest receivable on HTM debt securities totaled $14.7 million and $14.0 million at December 31, 2023 and 2022, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and the amortized cost basis of HTM debt securities.
TABLE 4.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2023
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	68	—	—	68
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,057	2	(101)	958
Agency collateralized mortgage obligations	824	—	(104)	720
Commercial mortgage-backed securities	929	4	(43)	890
States of the U.S. and political subdivisions (municipals)	1,017	2	(77)	942
Other debt securities	15	—	(1)	14
Total debt securities HTM	$3,911	$8	$(326)	$3,593

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2022
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	52	—	—	52
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,178	—	(125)	1,053
Agency collateralized mortgage obligations	953	—	(120)	833
Commercial mortgage-backed securities	866	2	(50)	818
States of the U.S. and political subdivisions (municipals)	1,025	1	(107)	919
Other debt securities	12	—	(1)	11
Total debt securities HTM	$4,087	$3	$(403)	$3,687
During 2023, we sold $648.7 million of AFS securities resulting in a realized loss of $67.4 million as part of a proactive balance sheet management strategy. We reinvested the proceeds of the AFS securities sold with an average yield of 1.08% into securities with yields approximately 350 basis points higher and a similar duration and convexity profile. There were no significant gross gains or gross losses realized on securities during the twelve months ended December 31, 2022 or 2021. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 84.7% of these securities backed or sponsored by the U.S. government as of December 31, 2023.

As of December 31, 2023, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 4.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$357	$358	$2	$2
Due after one year but within five years	363	355	125	122
Due after five years but within ten years	41	40	217	206
Due after ten years	34	33	757	695
	795	786	1,101	1,025
Residential mortgage-backed securities:
Agency mortgage-backed securities	814	752	1,057	958
Agency collateralized mortgage obligations	946	832	824	720
Commercial mortgage-backed securities	905	884	929	890
Total debt securities	$3,460	$3,254	$3,911	$3,593
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 4.4

December 31	2023	2022
(dollars in millions)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,190	$6,403
As collateral for short-term borrowings	250	348
Securities pledged as a percent of total securities	89.9%	91.7%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 4.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2023
U.S. Treasury	—	$—	$—	2	$73	$(2)	2	$73	$(2)
U.S. government agencies	2	4	—	12	36	—	14	40	—
U.S. government-sponsored entities	1	25	—	7	123	(4)	8	148	(4)
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	—	—	104	750	(62)	104	750	(62)
Agency collateralized mortgage obligations	—	—	—	71	832	(114)	71	832	(114)
Commercial mortgage-backed securities	1	32	—	20	377	(30)	21	409	(30)
States of the U.S. and political subdivisions (municipals)	—	—	—	13	27	(3)	13	27	(3)
Other debt securities	2	9	—	7	17	(1)	9	26	(1)
Total	6	$70	$—	236	$2,235	$(216)	242	$2,305	$(216)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2022
U.S. Treasury	3	$120	$(7)	3	$137	$(14)	6	$257	$(21)
U.S. government agencies	6	46	—	8	4	—	14	50	—
U.S. government-sponsored entities	9	150	(8)	4	112	(13)	13	262	(21)
Residential mortgage-backed securities:
Agency mortgage-backed securities	104	773	(58)	13	455	(70)	117	1,228	(128)
Agency collateralized mortgage obligations	49	455	(42)	23	517	(96)	72	972	(138)
Commercial mortgage-backed securities	16	302	(21)	5	94	(14)	21	396	(35)
States of the U.S. and political subdivisions (municipals)	4	7	(1)	10	22	(3)	14	29	(4)
Other debt securities	7	15	(1)	1	2	—	8	17	(1)
Total	198	$1,868	$(138)	67	$1,343	$(210)	265	$3,211	$(348)
We evaluated the AFS debt securities that were in an unrealized loss position at December 31, 2023. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio with a carrying amount of $1.0 billion as of December 31, 2023 is highly rated with an average rating of AA and 100% of the portfolio having an A or better rating. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
Our corporate bond portfolio, with a carrying amount of $52.4 million as of December 31, 2023 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $2.9 million.
The ACL on the HTM corporate bond portfolio is calculated using:
•The bond’s credit rating, time to maturity and exposure amount;
•Moody’s Annual Default Study, 03/13/2023; and
•Most recent financial statements.
By using these components, we derive the expected credit loss on the HTM corporate bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our bank-wide loan portfolio forecast adjustment as derived through our assessment of FNBPA's loan portfolio as a proxy for our corporate bond portfolio.
For the years ending December 31, 2023 and 2022, we had no significant provision expense and no charge-offs or recoveries for the securities portfolio. The ACL on the HTM portfolio was $0.28 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.22 million relating to other debt securities, as of December 31, 2023, and $0.07 million relating to the municipal bond portfolio and $0.16 million relating to other debt securities as of December 31, 2022. The AFS securities portfolios did not have an ACL at December 31, 2023 or 2022. At December 31, 2023 and 2022, there were no securities that were past due or on non-accrual at either date.

NOTE 5.     OTHER SECURITIES
Following is a summary of non-marketable equity securities:
TABLE 5.1

December 31	2023	2022
(in millions)
Federal Home Loan Bank stock	$218	$127
Federal Reserve Bank stock	142	140
Other non-marketable equity securities	1	1
Total non-marketable equity securities	$361	$268
We are a member of the FHLB of Pittsburgh and the FRB of Cleveland. Both institutions require members to purchase and hold a specified minimum level of stock based upon their membership, level of borrowings, collateral balances or participation in other programs. The FHLB and FRB stock is restricted in that they can only be sold back to the respective institutions. These non-marketable equity securities are included in other assets on the Consolidated Balance Sheets. The investments are carried at cost and evaluated for impairment periodically based on the ultimate recoverability of the par value. We determined there was no impairment at December 31, 2023 and 2022.
NOTE 6.     LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $128.6 million at December 31, 2023 and $99.3 million at December 31, 2022, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 6.1

December 31	2023	2022
(in millions)
Commercial real estate	$12,305	$11,526
Commercial and industrial	7,482	7,131
Commercial leases	599	519
Other	110	114
Total commercial loans and leases	20,496	19,290
Direct installment	2,741	2,784
Residential mortgages	6,640	5,297
Indirect installment	1,149	1,553
Consumer lines of credit	1,297	1,331
Total consumer loans	11,827	10,965
Total loans and leases, net of unearned income	$32,323	$30,255

The remaining accretable discount included in the amortized cost of acquired loans was $42.6 million and $58.6 million at December 31, 2023 and 2022, respectively, which included $10.0 million and $30.9 million established for Howard and Union, respectively, at the time of acquisition.
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
In the fourth quarter 2023, we transferred $355 million of indirect automobile loans to the held-for-sale portfolio. The sale completed in February 2024.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 6.2

December 31	2023	2022
(dollars in millions)
Commercial real estate:
Percent owner-occupied	29.0%	30.2%
Percent non-owner-occupied	71.0	69.8

We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection.
Following is a summary of the activity for these related-party loans during 2023:
TABLE 6.3

(in millions)
Balance at beginning of period	$13
New loans	8
Repayments	(10)
Other	1
Balance at end of period	$12
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 6.5

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,508	$2,133	$2,298	$1,449	$1,131	$2,711	$230	$11,460
Special Mention	10	66	76	136	105	197	5	595
Substandard	5	27	27	13	59	104	15	250
Total commercial real estate	1,523	2,226	2,401	1,598	1,295	3,012	250	12,305
Commercial real estate current period gross charge-offs	0.2	0.4	0.4	0.7	0.2	10.5	—	12.4
Commercial and Industrial:
Risk Rating:
Pass	1,509	1,369	844	575	370	585	1,773	7,025
Special Mention	12	3	56	2	12	35	35	155
Substandard	34	26	62	9	24	58	89	302
Total commercial and industrial	1,555	1,398	962	586	406	678	1,897	7,482
Commercial and industrial current period gross charge-offs	0.1	0.3	1.0	1.0	2.2	46.6	—	51.2
Commercial Leases:
Risk Rating:
Pass	247	134	82	47	24	41	—	575
Special Mention	—	1	—	—	—	1	—	2
Substandard	7	3	4	7	1	—	—	22
Total commercial leases	254	138	86	54	25	42	—	599
Commercial leases current period gross charge-offs	—	—	—	—	—	—	—	—
Other Commercial:
Risk Rating:
Pass	39	—	—	—	—	8	63	110
Total other commercial	39	—	—	—	—	8	63	110
Other commercial current period gross charge-offs	—	—	—	—	—	4.5	—	4.5
Total commercial loans and leases	3,371	3,762	3,449	2,238	1,726	3,740	2,210	20,496

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	340	712	784	392	136	364	—	2,728
Past due	—	1	—	1	1	10	—	13
Total direct installment	340	713	784	393	137	374	—	2,741
Direct installment current period gross charge-offs	—	0.2	0.1	0.1	—	0.2	—	0.6
Residential Mortgages:
Current	1,421	1,686	1,516	799	343	819	1	6,585
Past due	3	6	5	3	3	35	—	55
Total residential mortgages	1,424	1,692	1,521	802	346	854	1	6,640
Residential mortgages current period gross charge-offs	—	—	—	—	—	0.7	—	0.7
Indirect Installment:
Current	311	387	238	100	42	49	—	1,127
Past due	2	8	8	2	1	1	—	22
Total indirect installment	313	395	246	102	43	50	—	1,149
Indirect installment current period gross charge-offs	0.4	4.3	3.7	0.6	0.3	1.4	—	10.7
Consumer Lines of Credit:
Current	38	61	14	2	3	117	1,044	1,279
Past due	—	1	1	—	—	13	3	18
Total consumer lines of credit	38	62	15	2	3	130	1,047	1,297
Consumer lines of credit current period gross charge-offs	0.1	—	—	—	—	0.9	—	1.0
Total consumer loans	2,115	2,862	2,566	1,299	529	1,408	1,048	11,827
Total loans and leases	$5,486	$6,624	$6,015	$3,537	$2,255	$5,148	$3,258	$32,323
Total charge-offs	$0.8	$5.2	$5.2	$2.4	$2.7	$64.8	$—	$81.1

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year:
TABLE 6.6

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total
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
Non-Performing and Past Due
The following tables provide an analysis of the aging of loans by class.
TABLE 6.7

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2023
Commercial real estate	$21	$—	$42	$63	$12,242	$12,305	$18
Commercial and industrial	9	—	39	48	7,434	7,482	7
Commercial leases	2	—	3	5	594	599	—
Other	1	1	—	2	108	110	—
Total commercial loans and leases	33	1	84	118	20,378	20,496	25
Direct installment	7	1	5	13	2,728	2,741	—
Residential mortgages	38	7	10	55	6,585	6,640	—
Indirect installment	19	1	2	22	1,127	1,149	—
Consumer lines of credit	10	2	6	18	1,279	1,297	—
Total consumer loans	74	11	23	108	11,719	11,827	—
Total loans and leases	$107	$12	$107	$226	$32,097	$32,323	$25

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2022
Commercial real estate	$13	$—	$39	$52	$11,474	$11,526	$15
Commercial and industrial	9	1	44	54	7,077	7,131	11
Commercial leases	3	—	1	4	515	519	—
Other	1	—	—	1	113	114	—
Total commercial loans and leases	26	1	84	111	19,179	19,290	26
Direct installment	7	1	7	15	2,769	2,784	—
Residential mortgages	28	6	14	48	5,249	5,297	—
Indirect installment	20	1	1	22	1,531	1,553	—
Consumer lines of credit	10	3	7	20	1,311	1,331	—
Total consumer loans	65	11	29	105	10,860	10,965	—
Total loans and leases	$91	$12	$113	$216	$30,039	$30,255	$26

Following is a summary of non-performing assets:
TABLE 6.8

December 31	2023	2022
(dollars in millions)
Non-accrual loans	$107	$113
Total non-performing loans and leases	107	113
Other real estate owned	3	6
Total non-performing assets	$110	$119
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.33%	0.37%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.38	0.44
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.2 million at December 31, 2023 and $1.1 million at December 31, 2022. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at December 31, 2023 and 2022 totaled $9.4 million and $11.8 million, respectively.
Approximately $54.8 million of commercial loans are collateral dependent at December 31, 2023. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.
Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.41 million at December 31, 2023, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 6.9

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Twelve Months Ended December 31, 2023
Term Extension
Commercial real estate	$21.5	0.17%	The modified loans had an average increase in term of 15 months, extending the maturity date.
Commercial and industrial	20.6	0.28	The modified loans had an average increase in term of 34 months, extending the maturity date.
Direct installment	1.7	0.06	The modified loans had an average increase in term of 90 months, extending the maturity date.
Residential mortgages	3.8	0.06	The modified loans had an average increase in term of 91 months, extending the maturity date.
Consumer lines of credit	0.5	0.04	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	48.1
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	The term was extended, with a weighted average yield reduction of 462 bps.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 319 months, extending the maturity date.
Residential mortgages	0.8	0.01	The term was extended, with a weighted average yield reduction of 267 bps.
Consumer lines of credit	0.7	0.05	The term was extended, with a weighted average yield reduction of 266 bps.
Total	2.0
Other
Commercial real estate	8.3	0.07	The modified loans had an average increase in term of 6 months, extending the maturity date.
Direct installment	0.1	—	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.6	0.05	Primarily changed to a payment schedule with a fixed rate reduction of 508 bps.
Total	9.1
Total Outstanding Modified	$59.2
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were $0.1 million additional funds committed to borrowers whose loans were modified during 2023.

Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There was $5.3 million and no specific reserve for commercial loans modified at December 31, 2023 and 2022, respectively, and pooled reserves for individual loans of $2.0 million and $1.1 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.8 million for both December 31, 2023 and 2022. Upon default of an individual loan, our charge-off policy is followed for that class of loan.
Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 6.10

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
December 31, 2023
Commercial real estate	$0.4	$—	$5.2	$5.6
Commercial and industrial	21.5	0.3	—	21.8
Total commercial loans and leases	21.9	0.3	5.2	27.4
Direct installment	0.1	—	—	0.1
Residential mortgages	0.3	0.3	—	0.6
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.5	0.3	—	0.8
Total	$22.4	$0.6	$5.2	$28.2
We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 6.11

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
December 31, 2023
Commercial real estate	$20.7	$9.1	$—
Commercial and industrial	20.8	—	—
Total commercial loans and leases	41.5	9.1	—
Direct installment	1.9	0.3	—
Residential mortgages	2.8	1.7	0.1
Consumer lines of credit	1.6	0.2	—
Total consumer loans	6.3	2.2	0.1
Total	$47.8	$11.3	$0.1

Prior to the adoption of ASU 2022-02, below are the tables relating to the TDR disclosures as of December 31, 2022.
Following is a summary of TDR loans, by class, for loans that were modified during the periods indicated.
TABLE 6.12

Year Ended December 31	2022
(dollars in millions)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	12	$2	$2
Commercial and industrial	9	1	—
Total commercial loans	21	3	2
Direct installment	42	2	2
Residential mortgages	44	7	7
Consumer lines of credit	14	1	1
Total consumer loans	100	10	10
Total	121	$13	$12
Following is a summary of TDRs, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.
TABLE 6.13

Year Ended December 31	2022
(dollars in millions)	Number of Contracts	Recorded Investment
Commercial real estate	5	$1
Commercial and industrial	2	—
Total commercial loans	7	1
Direct installment	5	—
Residential mortgages	8	1
Total consumer loans	13	1
Total	20	$2

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
Following is a summary of changes in the ACL, by loan and lease class:
TABLE 7.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2023
Commercial real estate	$162.1	$(12.4)	$4.4	$(8.0)	$12.5	$166.6
Commercial and industrial	102.1	(51.2)	3.8	(47.4)	33.1	87.8
Commercial leases	13.5	—	—	—	7.7	21.2
Other	4.0	(4.5)	1.0	(3.5)	3.2	3.7
Total commercial loans and leases	281.7	(68.1)	9.2	(58.9)	56.5	279.3
Direct installment	35.9	(0.6)	0.6	—	(2.1)	33.8
Residential mortgages	55.5	(0.7)	0.5	(0.2)	15.2	70.5
Indirect installment	17.3	(10.7)	2.3	(8.4)	3.9	12.8
Consumer lines of credit	11.3	(1.0)	0.8	(0.2)	(1.9)	9.2
Total consumer loans	120.0	(13.0)	4.2	(8.8)	15.1	126.3
Total allowance for credit losses on loans and leases	401.7	(81.1)	13.4	(67.7)	71.6	405.6
Allowance for unfunded loan commitments	21.4	—	—	—	0.1	21.5
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(81.1)	$13.4	$(67.7)	$71.7	$427.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Year
Year Ended December 31, 2022
Commercial real estate	$156.5	$(12.5)	$4.1	$(8.4)	$8.0	$6.0	$162.1
Commercial and industrial	87.4	(7.4)	5.9	(1.5)	12.7	3.5	102.1
Commercial leases	14.7	(0.1)	—	(0.1)	(1.1)	—	13.5
Other	2.6	(3.4)	1.0	(2.4)	3.8	—	4.0
Total commercial loans and leases	261.2	(23.4)	11.0	(12.4)	23.4	9.5	281.7
Direct installment	26.4	(0.6)	0.7	0.1	8.9	0.5	35.9
Residential mortgages	33.1	(0.6)	0.5	(0.1)	21.2	1.3	55.5
Indirect installment	13.5	(6.1)	2.2	(3.9)	7.7	—	17.3
Consumer lines of credit	10.1	(1.0)	1.1	0.1	0.6	0.5	11.3
Total consumer loans	83.1	(8.3)	4.5	(3.8)	38.4	2.3	120.0
Total allowance for credit losses on loans and leases	344.3	(31.7)	15.5	(16.2)	61.8	11.8	401.7
Allowance for unfunded loan commitments	19.1	—	—	—	2.3	—	21.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(31.7)	$15.5	$(16.2)	$64.1	$11.8	$423.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Year Ended December 31, 2021
Commercial real estate	$180.5	$(8.8)	$6.3	$(2.5)	$(21.5)	$156.5
Commercial and industrial	81.2	(15.7)	6.6	(9.1)	15.3	87.4
Commercial leases	17.3	(0.2)	0.9	0.7	(3.3)	14.7
Other	1.4	(2.3)	1.3	(1.0)	2.2	2.6
Total commercial loans and leases	280.4	(27.0)	15.1	(11.9)	(7.3)	261.2
Direct installment	26.0	(1.4)	1.0	(0.4)	0.8	26.4
Residential mortgages	33.7	(1.0)	0.6	(0.4)	(0.2)	33.1
Indirect installment	11.2	(3.1)	2.2	(0.9)	3.2	13.5
Consumer lines of credit	11.8	(1.7)	1.4	(0.3)	(1.4)	10.1
Total consumer loans	82.7	(7.2)	5.2	(2.0)	2.4	83.1
Total allowance for credit losses on loans and leases	363.1	(34.2)	20.3	(13.9)	(4.9)	344.3
Allowance for unfunded loan commitments	13.6	—	—	—	5.5	19.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$376.7	$(34.2)	$20.3	$(13.9)	$0.6	$363.4
Following is a summary of changes in the AULC by portfolio segment:
TABLE 7.2

Year Ended December 31	2023	2022	2021
(in millions)
Balance at beginning of period	$21.4	$19.1	$13.6
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.3	2.3	5.5
Consumer portfolio	(0.2)	—	—
Balance at end of period	$21.5	$21.4	$19.1
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
At December 31, 2023 and 2022, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at December 31, 2023, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2022 included, but were not limited to: (i) the purchase only Housing Price Index, which declines 3.7% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which declines 0.9% over our R&S forecast period, (iii) S&P Volatility, which decreases 41.0% in 2023 and 8.1% in 2024 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical levels.

The ACL on loans and leases of $405.6 million at December 31, 2023 increased $3.9 million, or 1.0%, from December 31, 2022, primarily due to loan growth, offset by charge-off activity and improvements in classified and non-performing loans. Our ending ACL coverage ratio at December 31, 2023 was 1.25%, compared to 1.33% at December 31, 2022. Total provision for credit losses for the year ended December 31, 2023 was $71.8 million, compared to $64.2 million in 2022 which included $28.5 million of initial provision for non-PCD loans associated with the Howard and Union acquisitions. Net charge-offs were $67.7 million during 2023, compared to $16.2 million during 2022. We had an isolated $31.9 million commercial loan charge-off due to indications of alleged fraud and subsequent bankruptcy filings by our borrower and its primary supplier. The AULC was $21.5 million at December 31, 2023 and included provision expense for unfunded loan commitments and letters of credit of $0.1 million for the year ended December 31, 2023. Comparatively, the AULC was $21.4 million at December 31, 2022 and included provision expense for unfunded loan commitments and letters of credit of $2.3 million for the year ended December 31, 2022.

NOTE 8. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 8.1

December 31	2023	2022
(in millions)
Mortgage loans sold with servicing retained	$5,729	$5,242
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 8.2

Year Ended December 31	2023	2022	2021
(in millions)
Mortgage loans sold with servicing retained	$980	$1,056	$1,762
Pre-tax net gains (losses) resulting from above loan sales (1)	3	(12)	43
Mortgage servicing fees (1)	14	13	12
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 8.3

Year Ended December 31	2023	2022	2021
(in millions)
Balance at beginning of period	$52.8	$44.4	$35.6
Additions	11.3	13.0	19.2
Payoffs and curtailments	(2.2)	(4.4)	(12.8)
Impairment (charge) / recovery	(0.2)	2.5	4.8
Amortization	(2.2)	(2.7)	(2.4)
Balance at end of period	$59.5	$52.8	$44.4
Fair value, beginning of period	$68.6	$46.0	$35.6
Fair value, end of period	71.8	68.6	46.0
We had a $0.2 million valuation allowance for MSRs as of December 31, 2023 and no valuation allowance for MSRs as of December 31, 2022.

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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 8.4

December 31	2023	2022
(dollars in millions)
Weighted average life (months)	92	96
Constant prepayment rate (annualized)	7.9%	7.3%
Discount rate	10.2%	10.0%
Effect on fair value due to change in interest rates:
+2.00%	$7	$9
+1.00%	5	4
+0.50%	3	2
+0.25%	2	1
-0.25%	(2)	(1)
-0.50%	(4)	(3)
-1.00%	(8)	(6)
-2.00%	(21)	(15)
-3.00%	(42)	(29)
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
TABLE 8.5

December 31	2023	2022
(in millions)
SBA loans sold to investors with servicing retained	$142	$186

The following table summarizes activity relating to SBA loans sold with servicing retained:
TABLE 8.6

Year Ended December 31	2023	2022	2021
(in millions)
SBA loans sold with servicing retained	$7	$15	$64
Pretax gains resulting from above loan sales (1)	1	1	8
SBA servicing fees (1)	2	2	2
(1) Recorded in other non-interest income on the Consolidated Statements of Income.
Following is a summary of SBA servicing rights:
TABLE 8.7

Year Ended December 31	2023	2022	2021
(in millions)
Balance at end of period	$1	$2	$3
Fair value, end of period	1	2	3
We had a valuation allowance for SBA servicing rights of $1.2 million as of December 31, 2023, compared to $1.6 million at December 31, 2022.

NOTE 9.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:
TABLE 9.1

December 31	2023	2022
(in millions)
Land	$65	$74
Premises	279	264
Equipment	468	406
Finance leases	34	23
	846	767
Accumulated depreciation	(385)	(335)
Total premises and equipment, net	$461	$432
Depreciation expense for premises and equipment is presented in the following table:
TABLE 9.2

December 31	2023	2022	2021
(in millions)
Depreciation expense for premises and equipment	$59	$49	$46

NOTE 10.      GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:
TABLE 10.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Total
Balance at January 1, 2022	$2,231	$8	$23	$2,262
Goodwill additions	215	—	—	215
Balance at December 31, 2022	2,446	8	23	2,477
Goodwill additions	—	—	—	—
Balance at December 31, 2023	$2,446	$8	$23	$2,477
There were no changes to goodwill during 2023. We recorded goodwill during 2022 as a result of the purchase accounting adjustments relating to the Howard and Union acquisitions described in Note 3, "Mergers and Acquisitions."
The following table shows a summary of core deposit intangibles and customer renewal lists:
TABLE 10.2

(in millions)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2023
Gross carrying amount	$258	$18	$276
Accumulated amortization	(192)	(15)	(207)
Net carrying amount	$66	$3	$69
December 31, 2022
Gross carrying amount	$258	$18	$276
Accumulated amortization	(173)	(14)	(187)
Net carrying amount	$85	$4	$89
We recorded core deposit intangibles during 2022 relating to the Howard and Union acquisitions described in Note 3, "Mergers and Acquisitions." Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from eight to thirteen years.
The following table summarizes amortization expense recognized:
TABLE 10.3

December 31	2023	2022	2021
(in millions)
Amortization expense	$20	$14	$12

Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2023:
TABLE 10.4

(in millions)
2024	$17
2025	16
2026	12
2027	8
2028	6
Total	$59
Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2023 and 2022 and determined that our goodwill and other intangible assets are not impaired.
NOTE 11.    LEASES
We have operating leases primarily for certain branches, office space, land, and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of December 31, 2023, we had operating lease right-of-use assets and operating lease liabilities of $184.5 million and $215.3 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $31.5 million and $32.7 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $27.8 million in right-of-use assets and $33.0 million in other liabilities. These operating leases are currently expected to commence in 2024 and 2025 with lease terms of up to 20 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. During 2023, several floors of the FNB headquarters building have been made available to FNB for the purpose of constructing our office spaces, and we commenced the lease of those floors. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 11.1

	Twelve Months Ended December 31,
(dollars in millions)	2023	2022	2021
Operating lease cost	$34	$30	$29
Short-term lease cost	—	1	1
Variable lease cost	5	4	3
Finance lease cost	3	1	—
Total lease cost	$42	$36	$33

Other information related to leases is as follows:
TABLE 11.2

	Twelve Months Ended December 31,
(dollars in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29	$28
Operating cash flows from finance leases	$1	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$62	$9
Finance leases	$7	$11
Weighted average remaining lease term (years):
Operating leases	11.10	9.32
Finance leases	19.51	21.00
Weighted average discount rate:
Operating leases	3.6%	2.5%
Finance leases	3.2%	2.6%
Maturities of lease liabilities were as follows:
TABLE 11.3

(in millions)	Operating Leases	Finance Leases	Total Leases
December 31, 2023
2024	$32	$2	$34
2025	27	2	29
2026	25	2	27
2027	22	2	24
2028	20	2	22
Later years	140	34	174
Total lease payments	266	44	310
Less: imputed interest	(51)	(11)	(62)
Present value of lease liabilities	$215	$33	$248
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
TABLE 12.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2023
Trust preferred securities (1)	$3	$73	$—
Affordable housing tax credit partnerships	143	62	143
Other investments	40	6	40
Total	$186	$141	$183
December 31, 2022
Trust preferred securities (1)	$1	$72	$—
Affordable housing tax credit partnerships	123	37	123
Other investments	33	9	33
Total	$157	$118	$156
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
Each issue of the junior subordinated debentures has an interest rate equal to the corresponding TPS distribution rate. We have the right to defer payment of interest on the debentures at any time, or from time-to-time for a period not exceeding five years provided that no extension period may extend beyond the stated maturity of the related debentures. During any such extension period, distributions to the TPS will also be deferred and our ability to pay dividends on our common stock will be restricted. Periodic cash payments and payments upon liquidation or redemption with respect to TPS are guaranteed by us to the extent of funds held by the trusts. The guarantee ranks subordinate and junior in right of payment to all our indebtedness to the same extent as the junior subordinated debt. The guarantee does not place a limitation on the amount of additional indebtedness that may be incurred by us.
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

The following table presents the balances of our affordable housing tax credit investments and related unfunded commitments:
TABLE 12.2

December 31	2023	2022
(in millions)
LIHTC investments included in other assets	$81	$86
Unfunded LIHTC commitments	62	37
The following table summarizes the impact of these LIHTC investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 12.3

	Year Ended December 31
(in millions)	2023	2022	2021
Provision for income taxes:
Amortization of LIHTC investments under proportional method	$15	$14	$13
Low-income housing tax credits	(16)	(15)	(15)
Other tax benefits related to tax credit investments	(2)	(2)	(2)
Total impact on provision for income taxes	$(3)	$(3)	$(4)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in SBIC's, Historic Tax Credit investments, New Market Tax Credit investments and other equity method investments.
NOTE 13.      DEPOSITS
Following is a summary of deposits:
TABLE 13.1

December 31	2023	2022
(in millions)
Non-interest-bearing demand	$10,222	$11,916
Interest-bearing demand	14,809	15,100
Savings	3,465	4,142
Certificates and other time deposits:
Less than $100,000	2,992	1,763
$100,000 through $250,000	1,637	827
Greater than $250,000	1,586	1,022
Total certificates and other time deposits	6,215	3,612
Total deposits	$34,711	$34,770

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2023:
TABLE 13.2

(in millions)
2024	$5,575
2025	422
2026	116
2027	56
2028	43
Later years	3
Total	$6,215
NOTE 14.      SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:
TABLE 14.1

December 31	2023	2022
(in millions)
Securities sold under repurchase agreements	$233	$317
Federal Home Loan Bank advances	1,900	930
Federal funds purchased	260	—
Subordinated notes	113	125
Total short-term borrowings	$2,506	$1,372
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $450.0 million, or 23.7%, had overnight maturities as of December 31, 2023. We did not have any short-term FHLB advances with overnight maturities as of December 31, 2022. At December 31, 2023, $400.0 million, or 21.1%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $930.0 million, or 100.0%, as of December 31, 2022. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
The following represents weighted average interest rates on short-term borrowings:
TABLE 14.2

December 31	2023	2022	2021
Year-to-date average	3.75%	1.72%	1.61%
Period-end	5.17	1.96	1.61

NOTE 15.      LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:
TABLE 15.1

December 31	2023	2022
(in millions)
Federal Home Loan Bank advances	$1,200	$—
Senior notes	349	648
Subordinated notes	82	70
Junior subordinated debt	73	72
Other subordinated debt	267	303
Total long-term borrowings	$1,971	$1,093
Scheduled annual maturities for the long-term borrowings for the years following December 31, 2023 are as follows:
TABLE 15.2

(in millions)
2024	$320
2025	1,264
2026	8
2027	109
2028	27
Later years	243
Total	$1,971
Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $11.0 billion, of which $3.1 billion was utilized and included in short-term and long-term borrowings and $450.0 million was utilized for a letter of credit for pledging of public funds as of December 31, 2023. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2024 while the long-term borrowings are scheduled to mature periodically through 2027, with the majority maturing in 2025. Effective interest rates paid on the long-term FHLB advances held during 2023 ranged from 4.23% to 4.88%. There were no long-term FHLB borrowings during 2022, or for the year ended December 31, 2022.
Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2033. At December 31, 2023, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rates on the subordinated notes are presented in the following table:
TABLE 15.3

December 31	2023	2022	2021
Subordinated notes weighted average interest rate	4.10%	3.36%	3.12%

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
The following table provides information relating to the Trusts as of December 31, 2023:
TABLE 15.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	7.30%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	6.97%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	7.05%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	7.13%	SOFR + 148 bps
Total	$77	$3	$73

The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).

Senior and other subordinated debt
The following table provides information relating to our senior notes and other subordinated debt as of December 31, 2023. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 15.5

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$349	8/25/2025	5.150%
Total senior notes	350	347	349
Other Subordinated Debt:
4.950% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	4.950%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (4)	25	26	24	12/6/2028	8.645%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (3) (4)	25	24	24	5/29/2030	5.000%
Total other subordinated debt	270	266	267
Total	$620	$613	$616
(1) Fixed rate until February 14, 2024, at which time it converts to a floating rate determined by the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points) plus 240 basis points.
(2) Floating rate effective December 6, 2023, determined by the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points) plus 302 basis points.
(3) Fixed until May 29, 2025, at which time it converts to a floating rate determined by the three-month SOFR plus 464 basis points.
(4) Assumed from an acquisition and adjusted to fair value at the time of acquisition.
(5) After deducting underwriting discounts and commissions and offering costs. For the debt assumed from acquisitions, this is the fair value of the debt at the time of the acquisition.
Other Credit Availability
Our banking affiliate has additional unused other wholesale credit availability of $8.3 billion as of December 31, 2023.
Borrowing Activity
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
During the second quarter of 2023, we called $6 million in other subordinated debt acquired from the Union acquisition and we repurchased and retired $15 million in other subordinated debt assumed in a previous acquisition. Additionally, during the third quarter of 2023, $13.6 million in other subordinated debt assumed in a previous acquisition matured and we repurchased and retired $1 million in other subordinated debt acquired from the Howard acquisition. During 2022, we assumed $25 million of other subordinated debt and $5 million of junior subordinated debt from the Howard acquisition and $31 million of other subordinated debt from the Union acquisition.
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 16.1

December 31	2023			2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in millions)		Asset	Liability		Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,800	$1	$—	$2,180	$—	$1
Interest rate swaps – not designated	5,660	74	35	5,333	89	6
Total subject to master netting arrangements	7,460	75	35	7,513	89	7
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,660	35	289	5,333	6	390
Interest rate lock commitments – not designated	239	5	—	163	—	12
Forward delivery commitments – not designated	294	1	4	203	1	2
Credit risk contracts – not designated	629	—	—	506	—	—
Total not subject to master netting arrangements	6,822	41	293	6,205	7	404
Total	$14,282	$116	$328	$13,718	$96	$411
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

The following table shows amounts reclassified from AOCI:
TABLE 16.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(in millions)	2023	2022	2021		2023	2022	2021
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(10)	$(39)	$5	Interest income (expense)	$(24)	$(11)	$(18)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 16.3

	Year Ended December 31,
	2023		2022		2021
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,754	$78	$1,117	$25	$886	$27
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(46)	22	(8)	(3)	2	(20)
As of December 31, 2023, the maximum length of time over which forecasted interest cash flows are hedged is 2.3 years. In the twelve months that follow December 31, 2023, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $34.0 million ($26.3 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2023.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the years ended December 31, 2023 and 2022, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $506.5 million as of December 31, 2023 have remaining terms ranging from five months to seventeen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million and $0.1 million at December 31, 2023 and 2022, respectively. The fair values of risk participation agreements purchased and sold were $0.2 million and $0.1 million, respectively, at December 31, 2023 and $0.1 million and $0.1 million, respectively, at December 31, 2022.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 16.4

		Year Ended December 31,
(in millions)	Consolidated Statements of Income Location	2023	2022	2021
Interest rate swaps	Non-interest income - other	$(1)	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—	—
Forward delivery contracts	Mortgage banking operations	(3)	(1)	2
Credit risk contracts	Non-interest income - other	—	—	—
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

Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay nothing as of December 31, 2023 and an additional $0.1 million as of December 31, 2022, respectively, in excess of amounts previously posted as collateral with the respective counterparty.
The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 16.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
December 31, 2023
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	74	—	74	—
Total	$75	$—	$75	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$35	$—	$35	$—
Total	$35	$—	$35	$—

December 31, 2022
Derivative Assets
Interest rate contracts:
Not designated	$89	$—	$88	$1
Total	$89	$—	$88	$1

Derivative Liabilities
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	6	—	6	—
Total	$7	$—	$7	$—
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

Following is a summary of off-balance sheet credit risk information:
TABLE 17.1

December 31	2023	2022
(in millions)
Commitments to extend credit	$13,656	$13,250
Standby letters of credit	257	207
At December 31, 2023, funding of 76.3% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets was $21.5 million and $21.4 million at December 31, 2023 and 2022, respectively. Additional information relating to the AULC is provided in Note 7, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputes, related to the assessment of mortgage lending activities during a four year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. Under the settlement, FNBPA has agreed to provide $11.75 million in mortgage loan subsidies over a five-year period which is an extension of its existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. The settlement included no civil money penalties levied against FNBPA.
NOTE 18.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant-date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,438,195 and 1,266,821 restricted stock units during 2023 and 2022, respectively, including 293,296 and 297,508 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 7,397,956 shares of common stock. As of December 31, 2023, we had 5,530,262 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 18.1

	2023		2022		2021
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of year	4,821,182	$10.30	4,680,786	$9.71	4,322,115	$9.46
Granted	1,438,195	12.71	1,266,821	13.07	1,113,314	12.65
Acquired	—	—	60,300	9.41	—	—
Net adjustment	191,021	—	575,264	9.58	527,975	10.79
Vested	(2,311,364)	7.03	(1,702,099)	10.57	(1,320,646)	12.07
Forfeited/expired/canceled	(636,436)	8.14	(243,062)	10.88	(143,238)	10.65
Dividend reinvestment	—	—	183,172	12.12	181,266	12.17
Unvested units outstanding at end of year	3,502,598	12.89	4,821,182	10.30	4,680,786	9.71

The following table provides certain information related to restricted stock units:
TABLE 18.2

Year Ended December 31	2023	2022	2021
(in millions)
Stock-based compensation expense	$18	$22	$21
Tax benefit related to stock-based compensation expense	4	5	4
Fair value of units vested	18	21	16
As of December 31, 2023, there was $10.4 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of December 31, 2023 are as follows:
TABLE 18.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,530,664	971,934	3,502,598
Unrecognized compensation expense	$10	$—	$10
Intrinsic value	$35	$13	$48
Weighted average remaining life (in years)	1.76	1.45	1.68
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 18.4

	2023	Weighted Average Exercise Price per Share	2022	Weighted Average Exercise Price per Share	2021	Weighted Average Exercise Price per Share
Options outstanding at beginning of year	138,381	$9.32	167,327	$8.83	196,086	$8.61
Assumed from acquisitions	—	—	29,396	8.08	—	—
Exercised	(32,292)	7.34	(55,713)	7.23	(28,168)	7.38
Forfeited/expired	(2,399)	8.08	(2,629)	8.22	(591)	6.44
Options outstanding and exercisable at end of year	103,690	9.97	138,381	9.32	167,327	8.83
The stock options outstanding and exercisable at December 31, 2023 have exercise prices ranging from $8.24 to $11.37 and a weighted average remaining life of 0.84 years. The intrinsic value of outstanding and exercisable stock options at December 31, 2023 was $0.4 million. The aggregate intrinsic value represents the amount by which the fair value of underlying stock exceeds the option exercise price.

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
The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the Consolidated Balance Sheets for the qualified and non-qualified plans described above (collectively, the Plans):
TABLE 19.1

December 31	2023			2022
	Qualified	Non-Qualified	Total	Qualified	Non-Qualified	Total
(in millions)
Accumulated benefit obligation	$116	$15	$131	$114	$16	$130
Projected benefit obligation at beginning of year	$114	$16	$130	$154	$18	$172
Acquisition	—	—	—	—	2	2
Interest cost	6	1	7	4	1	5
Actuarial loss (gain)	5	—	5	(34)	(3)	(37)
Benefits paid	(9)	(2)	(11)	(10)	(2)	(12)
Projected benefit obligation at end of year	$116	$15	$131	$114	$16	$130
Fair value of plan assets at beginning of year	$170	$—	$170	$201	$—	$201
Actual return on plan assets	17	—	17	(21)	—	(21)
Corporation contribution	—	2	2	—	2	2
Benefits paid	(9)	(2)	(11)	(10)	(2)	(12)
Fair value of plan assets at end of year	$178	$—	$178	$170	$—	$170
Funded status of plans	$62	$(15)	$47	$56	$(16)	$40
The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis, reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:
TABLE 19.2

Assumptions at December 31	2023	2022
Weighted average discount rate	4.99%	5.34%
Rates of average increase in compensation levels	3.30	3.30
The discount rate assumption at December 31, 2023 and 2022 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-

callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. The rates of increase in compensation levels only pertains to the non-qualified plan.
The net periodic pension cost and OCI for the Plans included the following components:
TABLE 19.3

Year Ended December 31	2023	2022	2021
(in millions)
Interest cost	$7	$5	$4
Expected return on plan assets	(11)	(14)	(12)
Actuarial loss amortization	2	2	3
Total pension cost (income)	(2)	(7)	(5)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year actuarial (gain) loss	(1)	(2)	(18)
Amortization of actuarial loss	(2)	(2)	(3)
Total amount recognized in other comprehensive loss (income)	(3)	(4)	(21)
Total amount recognized in net periodic benefit cost (benefit) and other comprehensive loss (income)	$(5)	$(11)	$(26)
The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:
TABLE 19.4

Assumptions for the Year Ended December 31	2023	2022	2021
Weighted average discount rate	5.34%	2.72%	2.31%
Rates of increase in compensation levels	3.30	3.30	3.50
Expected long-term rate of return on assets	6.75	6.75	6.75
The rates of increase in compensation levels only pertains to the non-qualified plan. The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.
The change in plan assets reflects benefits paid from the qualified pension plans of $9.3 million and $9.9 million for 2023 and 2022, respectively. We did not make a contribution to the RIP in 2023, 2022 and 2021. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $1.6 million for 2023 and $1.5 million for 2022.

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2023:
TABLE 19.5

(in millions)
Expected employer contributions:	2024	$—
Expected benefit payments:	2024	11
	2025	12
	2026	11
	2027	11
	2028	11
	2029 – 2033	50
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
TABLE 19.6

Year Ended December 31	2023	2022	2021
(in millions)
401(k) contribution expense	$21	$20	$19
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
The following table presents asset allocations for our pension plans as of December 31, 2023 and 2022, and the target allocation for 2024, by asset category:
TABLE 19.7

	Target Allocation	Percentage of Plan Assets
December 31	2024	2023	2022
Asset Category
Equity securities	45 - 65	65%	63%
Debt securities	30 - 50	31	35
Cash equivalents	0 - 10	4	2

At December 31, 2023 and 2022, equity securities included 330,000 and 347,500 shares, respectively, of our common stock, representing 2.6% and 2.7% of total plan assets at December 31, 2023 and 2022, respectively. Dividends received on our common stock held by the Plan were $0.2 million for both 2023 and 2022.
The fair values of our pension plan assets by asset category are as follows:
TABLE 19.8

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Asset Class
Cash	$7	$—	$—	$7
Equity securities:
F.N.B. Corporation	5	—	—	5
Other large-cap U.S. financial services companies	2	—	—	2
Other large-cap U.S. companies	62	—	—	62
International companies	1	—	—	1
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	4	—	—	4
U.S. mid-cap equity index funds	6	—	—	6
Non-U.S. equities growth fund	14	—	—	14
U.S. equity funds:
U.S. mid-cap	13	—	—	13
U.S. small-cap	4	—	—	4
Other	4	—	—	4
Fixed income securities:
U.S. Treasury bonds	—	3	—	3
U.S. government agencies	—	32	—	32
Fixed income mutual funds:
U.S. investment-grade fixed income securities	20	—	—	20
Total	$143	$35	$—	$178

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Asset Class
Cash	$4	$—	$—	$4
Equity securities:
F.N.B. Corporation	5	—	—	5
Other large-cap U.S. financial services companies	2	—	—	2
Other large-cap U.S. companies	58	—	—	58
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	4	—	—	4
U.S. mid-cap equity index funds	5	—	—	5
Non-U.S. equities growth fund	12	—	—	12
U.S. equity funds:
U.S. mid-cap	12	—	—	12
U.S. small-cap	4	—	—	4
Other	4	—	—	4
Fixed income securities:
U.S. government agencies	—	40	—	40
Fixed income mutual funds:
U.S. investment-grade fixed income securities	19	—	—	19
Total	$130	$40	$—	$170
The classifications for Level 1, Level 2 and Level 3 are discussed in Note 26, “Fair Value Measurements”.

NOTE 20.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense consist of the following:
TABLE 20.1

Year Ended December 31	2023	2022	2021
(in millions)
Current income taxes:
Federal taxes	$93	$94	$79
State taxes	12	9	4
Total current income taxes	105	103	83
Deferred income taxes:
Federal taxes	(8)	9	12
State taxes	2	2	3
Total deferred income taxes	(6)	11	15
Total income taxes	$99	$114	$98
The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:
TABLE 20.2

Year Ended December 31	2023	2022	2021
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.9	1.5	1.1
Tax-exempt interest	(1.6)	(1.6)	(1.7)
Cash surrender value on BOLI	(0.5)	(0.4)	(0.5)
Tax credits	(7.3)	(3.2)	(3.2)
Affordable housing cost amortization, net of tax benefits	2.3	2.2	2.2
Other items	1.1	1.1	0.7
Effective tax rate	16.9%	20.6%	19.6%
The effective tax rates in 2023, 2022 and 2021, respectively, were lower than the 21% statutory federal tax rate primarily due to the tax benefits resulting from renewable energy investment, historic and new market tax credits, tax-exempt income on investments and loans and income from BOLI. For the years ended December 31, 2023, 2022 and 2021, we recognized net investment tax credits, under Internal Revenue Code (IRC) section 48, of $23.7 million, $0 and $0, respectively, using the flow-through method of accounting for income tax credits.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. DTAs and DTLs are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The following table presents the tax effects of significant temporary differences that give rise to federal and state DTAs and DTLs:
TABLE 20.3

December 31	2023	2022
(in millions)
Deferred tax assets:
Allowance for credit losses	$91	$90
Discounts on loans acquired in a business combination	10	14
Net operating loss/tax credit carryforwards	45	50
Deferred compensation	16	16
Securities impairments	2	2
Lease liability	60	39
Net unrealized securities losses	56	90
Other	34	13
Total	314	314
Valuation allowance	(32)	(35)
Total deferred tax assets	282	279
Deferred tax liabilities:
Loan costs	(10)	(10)
Depreciation	(8)	(7)
Prepaid expenses	(1)	(1)
Amortizable intangibles	(20)	(24)
Pension and other defined benefit plans	(10)	(7)
Lease financing	(40)	(31)
Mortgage servicing rights	(13)	(12)
Lease ROU asset	(57)	(35)
Other	(2)	(4)
Total deferred tax liabilities	(161)	(131)
Net deferred tax assets	$121	$148
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the DTAs or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable DTAs. As of December 31, 2023, the valuation allowance of $32.2 million primarily includes unused federal and state net operating loss carryforwards expiring from 2024 to 2043 and $2.6 million of state tax credit carryforwards. We anticipate that neither the state net operating loss and state tax credit carryforwards nor the other net DTAs at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the DTAs related to these items.
As of December 31, 2023, we had approximately $67.3 million of federal net operating loss and built-in loss carryforwards from acquired companies and $0.8 million of state tax credit carryforwards, net of valuation allowances. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2038. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no additional valuation allowance against the recorded DTA is warranted.
Uncertain Tax Positions
We account for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2023 and 2022, we have approximately $5.0 million and $3.5 million, respectively, of unrecognized tax benefits related to uncertain tax positions. As of December 31, 2023, $4.7 million of these tax benefits would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. A tabular reconciliation of the unrecognized tax benefits is not presented as the impact of changes to uncertain tax positions on our income tax expense was immaterial.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2020. With limited exception, we are no longer subject to state income tax examinations for years prior to 2020. We currently have one open state examination for the tax year 2018 and do not expect any material adjustments. We also have outstanding refund requests on amended tax returns from an acquisition. We anticipate that a reduction in the unrecognized tax benefit of up to $0.04 million may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.
NOTE 21.      OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 21.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2023
Balance at beginning of period	$(269)	$(44)	$(44)	$(357)
Other comprehensive (loss) income before reclassifications	57	(8)	2	51
Amounts reclassified from AOCI	52	19	—	71
Net current period other comprehensive (loss) income	109	11	2	122
Balance at end of period	$(160)	$(33)	$(42)	$(235)
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

NOTE 22.      EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 22.1

Year Ended December 31	2023	2022	2021
(dollars in millions, except per share data)
Net income	$485	$439	$405
Less: Preferred stock dividends	8	8	8
Net income available to common stockholders	$477	$431	$397
Basic weighted average common shares outstanding	360,743,462	349,976,557	319,791,100
Net effect of dilutive stock options and restricted stock	2,154,344	4,075,640	3,690,388
Diluted weighted average common shares outstanding	362,897,806	354,052,197	323,481,488
Earnings per common share:
Basic	$1.32	$1.23	$1.24
Diluted	$1.31	$1.22	$1.23
There were no anti-dilutive shares for the years ended December 31, 2023, 2022 and 2021.

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
As of December 31, 2023, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the respective regulatory frameworks. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:
TABLE 23.1

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023
F.N.B. Corporation:
Total capital	$4,456	12.16%	$3,664	10.00%	$3,847	10.50%
Tier 1 capital	3,786	10.33	2,198	6.00	3,114	8.50
Common equity tier 1	3,680	10.04	n/a	n/a	2,565	7.00
Leverage	3,786	8.72	n/a	n/a	1,736	4.00
Risk-weighted assets	36,641
FNBPA:
Total capital	$4,559	12.50%	$3,647	10.00%	$3,829	10.50%
Tier 1 capital	3,769	10.34	2,917	8.00	3,100	8.50
Common equity tier 1	3,689	10.12	2,370	6.50	2,553	7.00
Leverage	3,769	8.71	2,164	5.00	1,731	4.00
Risk-weighted assets	36,466

As of December 31, 2022
F.N.B. Corporation:
Total capital	$4,183	12.06%	$3,467	10.00%	$3,640	10.50%
Tier 1 capital	3,511	10.13	2,080	6.00	2,947	8.50
Common equity tier 1	3,405	9.82	n/a	n/a	2,427	7.00
Leverage	3,511	8.64	n/a	n/a	1,626	4.00
Risk-weighted assets	34,671
FNBPA:
Total capital	$4,327	12.51%	$3,459	10.00%	$3,632	10.50%
Tier 1 capital	3,640	10.52	2,767	8.00	2,940	8.50
Common equity tier 1	3,560	10.29	2,248	6.50	2,421	7.00
Leverage	3,640	8.97	2,029	5.00	1,623	4.00
Risk-weighted assets	34,589
(1) Reflects the well-capitalized standard under Regulation Y for F.N.B. Corporation and the prompt corrective action framework for FNBPA.
The FRB eliminated the reserve requirement for thousands of depository institutions, although FNBPA still maintains deposits with the FRB for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2023, our subsidiaries had $555.1 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $896.2 million at December 31, 2023.

NOTE 24.      CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 24.1

Year Ended December 31	2023	2022	2021
(in millions)
Interest paid on deposits and other borrowings	$619	$144	$101
Income taxes paid	94	81	74
Transfers of loans to other real estate owned	2	2	4
Loans transferred to held for sale from portfolio	355	—	—
Loans transferred to portfolio from held for sale	38	12	—
We did not have any restricted cash as of December 31, 2023, 2022 or 2021.
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
TABLE 25.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2023
Interest income	$1,967	$—	$—	$6	$1,973
Interest expense	624	—	—	32	656
Net interest income	1,343	—	—	(26)	1,317
Provision for credit losses	72	—	—	—	72
Non-interest income	166	71	22	(5)	254
Non-interest expense (1)	817	50	17	11	895
Amortization of intangibles	19	—	1	—	20
Income tax expense (benefit)	106	5	1	(13)	99
Net income (loss)	495	16	3	(29)	485
Total assets	45,924	40	29	165	46,158
Total intangibles	2,511	9	26	—	2,546

At or for the Year Ended December 31, 2022
Interest income	$1,280	$—	$—	$5	$1,285
Interest expense	145	—	—	20	165
Net interest income	1,135	—	—	(15)	1,120
Provision for credit losses	63	—	—	1	64
Non-interest income	240	64	24	(5)	323
Non-interest expense (1)	744	42	19	7	812
Amortization of intangibles	13	—	1	—	14
Income tax expense (benefit)	116	5	1	(8)	114
Net income (loss)	439	17	3	(20)	439
Total assets	43,586	37	33	69	43,725
Total intangibles	2,530	9	27	—	2,566

At or for the Year Ended December 31, 2021
Interest income	$1,003	$—	$—	$2	$1,005
Interest expense	86	—	—	12	98
Net interest income	917	—	—	(10)	907
Provision for credit losses	(1)	—	—	2	1
Non-interest income	251	61	24	(6)	330
Non-interest expense (1)	653	39	21	8	721
Amortization of intangibles	11	—	1	—	12
Income tax expense (benefit)	100	5	—	(7)	98
Net income (loss)	405	17	2	(19)	405
Total assets	39,396	37	34	46	39,513
Total intangibles	2,268	9	27	—	2,304
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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
These securities are recorded at fair value on a recurring basis. At December 31, 2023, 100.0% of AFS securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2023 and 2022, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and is classified as Level 3.
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
SBA loans held for sale are carried at lower of cost or fair value, for which, periodically, it may be necessary to record non-recurring fair value adjustments. Fair value for SBA loans held for sale, when recorded, is based on independent quoted market prices and is classified as Level 2.
Indirect installment loans held for sale are carried at lower of cost or fair value, for which, periodically, it may be necessary to record non-recurring fair value adjustments. Fair value for indirect loans held for sale, when recorded, is based on the estimated sale price and classified as Level 3.
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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 26.2

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$420	$—	$—	$420
U.S. government agencies	—	79	—	79
U.S. government-sponsored entities	—	223	—	223
Residential mortgage-backed securities
Agency mortgage-backed securities	—	752	—	752
Agency collateralized mortgage obligations	—	832	—	832
Commercial mortgage-backed securities	—	884	—	884
States of the U.S. and political subdivisions (municipals)	—	27	—	27
Other debt securities	—	37	—	37
Total debt securities available for sale	420	2,834	—	3,254
Loans held for sale	—	150	—	150
Derivative financial instruments
Trading	—	109	—	109
Not for trading	—	2	5	7
Total derivative financial instruments	—	111	5	116
Total assets measured at fair value on a recurring basis	$420	$3,095	$5	$3,520
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$324	$—	$324
Not for trading	—	4	—	4
Total derivative financial instruments	—	328	—	328
Total liabilities measured at fair value on a recurring basis	$—	$328	$—	$328

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2022
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$257	$—	$—	$257
U.S. government agencies	—	108	—	108
U.S. government-sponsored entities	—	262	—	262
Residential mortgage-backed securities
Agency mortgage-backed securities	—	1,232	—	1,232
Agency collateralized mortgage obligations	—	972	—	972
Commercial mortgage-backed securities	—	395	—	395
States of the U.S. and political subdivisions (municipals)	—	29	—	29
Other debt securities	—	20	—	20
Total debt securities available for sale	257	3,018	—	3,275
Loans held for sale	—	91	—	91
Derivative financial instruments
Trading	—	95	—	95
Not for trading	—	1	—	1
Total derivative financial instruments	—	96	—	96
Total assets measured at fair value on a recurring basis	$257	$3,205	$—	$3,462
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$396	$—	$396
Not for trading	—	3	12	15
Total derivative financial instruments	—	399	12	411
Total liabilities measured at fair value on a recurring basis	$—	$399	$12	$411

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 26.3

(in millions)	Other Debt Securities	Interest Rate Lock Commitments	Total
Year Ended December 31, 2023
Balance at beginning of period	$—	$—	$—
Purchases, issuances, sales and settlements:
Issuances	—	6	6
Settlements	—	(1)	(1)
Balance at end of period	$—	$5	$5
Year Ended December 31, 2022
Balance at beginning of period	$—	$9	$9
Purchases, issuances, sales and settlements:
Purchases	2	—	2
Settlements	(1)	(9)	(10)
Transfers from Level 3	(1)	—	(1)
Balance at end of period	$—	$—	$—
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. There were no transfers of assets or liabilities between the hierarchy levels during 2023. During 2022, we transferred $1.0 million in other debt securities out of the Level 3 hierarchy level into the Level 2 hierarchy level.
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
TABLE 26.4

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Collateral dependent loans	$—	$—	$35	$35
Indirect installment loans held for sale	—	—	338	338
Other assets - MSRs	—	—	12	12
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
December 31, 2022
Collateral dependent loans	$—	$—	$34	$34
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	3	3
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the twelve months ended December 31, 2023 and 2022, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during 2023 had a carrying amount of $35.0 million which includes an allocated ACL of $8.2 million. The ACL includes a provision applicable to the current period fair value measurements of $49.3 million, which was included in provision for credit losses for 2023.
Indirect installment loans held for sale measured at fair value on a non-recurring basis during 2023 had a carrying amount of $338.3 million, which includes a valuation allowance of $16.7 million which was included in earnings for 2023.
MSRs measured at fair value on a non-recurring basis had a carrying value of $12.4 million, which included a valuation allowance of $0.2 million, as of December 31, 2023. The valuation allowance includes a provision of $0.2 million included in earnings for 2023. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $1.4 million. During 2023, the valuation allowance decreased $0.4 million to $1.2 million as of December 31, 2023, down from $1.6 million at December 31, 2022, which is reflected in the year-to-date provision expense.
OREO measured at fair value on a non-recurring basis during 2023 had a carrying amount of $2.0 million which included a valuation allowance of $0.3 million, as of December 31, 2023. The valuation allowance includes a loss of $0.7 million, which was included in earnings for 2023.
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
Deposits.  The estimated fair value of demand deposits, savings accounts and certain money market deposits is the carrying amount at the reporting date because of the customers’ ability to withdraw funds immediately. While the deposits, given their nature, are not traded on an active market, they are payable on demand and offer floating market-based interest rates. As a result, given the value associated with our base deposits is not permitted to be captured in this estimate of fair value, the fair values presented contain little to no estimation uncertainty and are consistent with other Level 1 instruments. The fair value of fixed-maturity deposits is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities.
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
The fair values of our financial instruments are as follows:
TABLE 26.5

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Financial Assets
Cash and cash equivalents	$1,576	$1,576	$1,576	$—	$—
Debt securities available for sale	3,254	3,254	420	2,834	—
Debt securities held to maturity	3,911	3,593	—	3,593	—
Net loans and leases, including loans held for sale	32,405	30,641	—	150	30,491
Loan servicing rights	61	73	—	—	73
Derivative assets	116	116	—	111	5
Accrued interest receivable	160	160	160	—	—
Financial Liabilities
Deposits	34,711	34,654	28,496	6,158	—
Short-term borrowings	2,506	2,505	2,505	—	—
Long-term borrowings	1,971	1,928	—	1,192	736
Derivative liabilities	328	328	—	328	—
Accrued interest payable	69	69	69	—	—
December 31, 2022
Financial Assets
Cash and cash equivalents	$1,674	$1,674	$1,674	$—	$—
Debt securities available for sale	3,275	3,275	257	3,018	—
Debt securities held to maturity	4,087	3,687	—	3,687	—
Net loans and leases, including loans held for sale	29,977	29,008	—	91	28,917
Loan servicing rights	55	71	—	—	71
Derivative assets	96	96	—	96	—
Accrued interest receivable	126	126	126	—	—
Financial Liabilities
Deposits	34,770	34,673	31,158	3,515	—
Short-term borrowings	1,372	1,369	1,369	—	—
Long-term borrowings	1,093	1,061	—	—	1,061
Derivative liabilities	411	411	—	399	12
Accrued interest payable	31	31	31	—	—

NOTE 27.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the Consolidated Financial Statements.
TABLE 27.1

Balance Sheets (in millions) December 31	2023	2022
Assets
Cash and cash equivalents	$375	$662
Other assets	98	21
Investment in bank subsidiary	6,014	5,762
Investments in and advances to non-bank subsidiaries	572	481
Total Assets	$7,059	$6,926
Liabilities
Other liabilities	$110	$45
Advances from affiliates	197	197
Long-term borrowings	695	1,023
Subordinated notes:
Short-term	6	7
Long-term	1	1
Total Liabilities	1,009	1,273
Stockholders’ Equity	6,050	5,653
Total Liabilities and Stockholders’ Equity	$7,059	$6,926

TABLE 27.2

Statements of Income (in millions) Year Ended December 31	2023	2022	2021
Income
Dividend income from subsidiaries:
Bank	$382	$254	$215
Non-bank	3	6	5
	385	260	220
Interest income	16	16	13
Other income	1	—	—
Total Income	402	276	233
Expenses
Interest expense	47	34	25
Other expenses	21	17	17
Total Expenses	68	51	42
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	334	225	191
Income tax benefit	15	9	7
	349	234	198
Equity in undistributed income of subsidiaries:
Bank	130	200	207
Non-bank	6	5	—
Net Income	$485	$439	$405

TABLE 27.3

Statements of Cash Flows (in millions) Year Ended December 31	2023	2022	2021
Operating Activities
Net income	$485	$439	$405
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(136)	(203)	(207)
Other, net	(4)	—	(2)
Net cash flows provided by operating activities	345	236	196
Investing Activities
Net increase in advances to subsidiaries	(75)	(18)	(78)
Payment for further investment in subsidiaries	(9)	3	(12)
Increase in premises and equipment	(8)	—	—
Net cash received in business combinations	—	9	—
Net cash flows used in investing activities	(92)	(6)	(90)
Financing Activities
Decrease in long-term debt	(331)	(3)	(2)
Increase in long-term debt	2	351	2
Other, net	(29)	(32)	(27)
Cash dividends paid:
Preferred stock	(8)	(8)	(8)
Common stock	(174)	(171)	(156)
Net cash flows provided by (used in) financing activities	(540)	137	(191)
Net Increase (Decrease) in Cash and Cash Equivalents	(287)	367	(85)
Cash and cash equivalents at beginning of year	662	295	380
Cash and Cash Equivalents at End of Year	$375	$662	$295
Cash paid during the year for:
Interest	$48	$34	$25
NOTE 28.    SUBSEQUENT EVENT
On February 15, 2024, we redeemed all our Series E, 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock in the amount of $110.9 million. The preferred stock is no longer outstanding and dividends will no longer accrue on such securities.

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d –15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
NONE.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
NONE.

PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 8, 2024. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Information About Our Executive Officers" after Part I, Item 4, of this Report.
ITEM 11.    EXECUTIVE COMPENSATION
Information relating to this item is provided in FNB’s definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 8, 2024. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that FNB specifically incorporates it by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS
With the exception of the equity compensation plan information provided below, the information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 8, 2024. Such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,502,598	(1)	n/a	5,530,262	(2)
Equity compensation plans not approved by security holders	103,690	(3)	$9.97	n/a
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 8, 2024. Such information is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information relating to this item is provided in our definitive proxy statement to be filed with the SEC in connection with our annual meeting of stockholders to be held May 8, 2024. Such information is incorporated herein by reference.
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

2.3	Agreement and Plan of Merger, dated as of May 31, 2022, between F.N.B. Corporation and UB Bancorp (Incorporated by reference to Exhibit 2.1. of FNB's Current Report on Form 8-K filed on June 1, 2022).

3.1.	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1. of FNB’s Current Report on Form 8-K filed on August 30, 2016).

3.2.	Bylaws of F.N.B. Corporation, effective as of February 21, 2024. (filed herewith).

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

10.15A.
Form of Performance-Based Restricted Stock Unit Award Agreement (ROATCE). (Incorporated by reference to Exhibit 10.15A. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).*

10.15B.
Form of Performance-Based Restricted Stock Unit Award Agreement (ICG Growth). (Incorporated by reference to Exhibit 10.15B. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).*

10.16.	Form of Time-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.16. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022).*

10.17.	F.N.B. Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on April 19, 2022). *.

10.18.	Form of director restricted stock unit agreement (Incorporated by reference to Exhibit 10.2 of FNB's Quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed on August 5, 2022). *

10.19.
Executive Retention Life Insurance Agreement, dated as of November 3, 2022, between Vincent J. Delie, Jr. and FNB Corporation (Incorporated by reference to Exhibit 10.1. of FNB's Quarterly report on Form 10-Q for the quarter ended September 30, 2022 filed on November 4, 2022). *

10.20.	Employment Agreement between First National Bank of Pennsylvania and Gary Guerrieri (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on December 6, 2023). *

14.	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

21.	Subsidiaries of the Registrant. (filed herewith).

23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

97	F.N.B. Corporation Compensation Recoupment (Clawback) Policy (filed herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

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

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 26, 2024
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 26, 2024
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller and Senior Vice President	February 26, 2024
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 26, 2024
Pamela A. Bena

/s/ William B. Campbell	Director	February 26, 2024
William B. Campbell

/s/ James D. Chiafullo	Director	February 26, 2024
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 26, 2024
Mary Jo Dively

/s/ David J. Malone	Director	February 26, 2024
David J. Malone

/s/ Frank C. Mencini	Director	February 26, 2024
Frank C. Mencini

/s/ David L. Motley	Director	February 26, 2024
David L. Motley

/s/ Heidi A. Nicholas	Director	February 26, 2024
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 26, 2024
John S. Stanik

/s/ William J. Strimbu	Director	February 26, 2024
William J. Strimbu