Form 10-Q
period 2024-03-31
FNB CORP/PA/
filed 2024-05-08
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	April 30, 2024
Common Stock, $0.01 Par Value	359,752,833	Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2024

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FTE	Fully taxable equivalent
AFS	Available for sale	GAAP	U.S. generally accepted accounting principles
ALCO	Asset/Liability Committee	HTM	Held to maturity
AOCI	Accumulated other comprehensive income	LGD	Loss given default
ASU	Accounting Standards Update	LIHTC	Various partnerships of affordable housing
AULC	Allowance for unfunded loan commitments	MBS	Mortgage-backed securities
CECL	Current expected credit losses	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
CET1	Common equity tier 1	MSRs	Mortgage servicing rights
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
DOJ	U.S. Department of Justice	OREO	Other real estate owned
EVE	Economic value of equity	R&S	Reasonable and Supportable
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation	TPS	Trust preferred securities
FNB	F.N.B. Corporation	U.S.	United States of America
FNBPA	First National Bank of Pennsylvania	UST	U.S. Department of the Treasury
FOMC	Federal Open Market Committee	VIE	Variable interest entity
FRB	Board of Governors of the Federal Reserve System

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$351	$447
Interest-bearing deposits with banks	1,136	1,129
Cash and Cash Equivalents	1,487	1,576
Debt securities available for sale (amortized cost of $3,449 and $3,460; allowance for credit losses of $0 and $0)	3,226	3,254
Debt securities held to maturity (fair value of $3,547 and $3,593; allowance for credit losses of $0 and $0)	3,893	3,911
Loans held for sale (includes $93 and $150 measured at fair value) (1)	107	488
Loans and leases, net of unearned income of $95 and $91 (includes $46 and $45 measured at fair value) (1)	32,584	32,323
Allowance for credit losses on loans and leases	(406)	(406)
Net Loans and Leases	32,178	31,917
Premises and equipment, net	474	461
Goodwill	2,477	2,477
Core deposit and other intangible assets, net	65	69
Bank owned life insurance	663	660
Other assets	1,326	1,345
Total Assets	$45,896	$46,158
Liabilities
Deposits:
Non-interest-bearing demand	$9,982	$10,222
Interest-bearing demand	14,679	14,809
Savings	3,389	3,465
Certificates and other time deposits	6,685	6,215
Total Deposits	34,735	34,711
Short-term borrowings	2,074	2,506
Long-term borrowings	2,121	1,971
Other liabilities	960	920
Total Liabilities	39,890	40,108
Stockholders’ Equity
Preferred stock
Issued – 0 and 110,877 shares - $0.01 par value	—	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 374,970,621 and 374,939,537 shares	4	4
Additional paid-in capital	4,694	4,692
Retained earnings	1,740	1,669
Accumulated other comprehensive loss	(250)	(235)
Treasury stock – 15,604,305 and 16,110,120 shares at cost	(182)	(187)
Total Stockholders’ Equity	6,006	6,050
Total Liabilities and Stockholders’ Equity	$45,896	$46,158
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2024	2023
Interest Income
Loans and leases, including fees	$481	$394
Securities:
Taxable	46	36
Tax-exempt	7	7
Other	9	7
Total Interest Income	543	444
Interest Expense
Deposits	170	84
Short-term borrowings	28	10
Long-term borrowings	26	13
Total Interest Expense	224	107
Net Interest Income	319	337
Provision for credit losses	14	14
Net Interest Income After Provision for Credit Losses	305	323
Non-Interest Income
Service charges	21	20
Interchange and card transaction fees	13	12
Trust services	11	11
Insurance commissions and fees	7	8
Securities commissions and fees	8	7
Capital markets income	6	7
Mortgage banking operations	8	5
Dividends on non-marketable equity securities	6	4
Bank owned life insurance	3	3
Other	5	2
Total Non-Interest Income	88	79
Non-Interest Expense
Salaries and employee benefits	129	120
Net occupancy	20	17
Equipment	24	22
Amortization of intangibles	4	5
Outside services	23	20
Marketing	5	4
FDIC insurance	13	7
Bank shares and franchise taxes	4	4
Merger-related	—	2
Other	15	19
Total Non-Interest Expense	237	220
Income Before Income Taxes	156	182
Income taxes	34	35
Net Income	122	147
Preferred stock dividends	6	2
Net Income Available to Common Stockholders	$116	$145
Earnings per Common Share
Basic	$0.32	$0.40
Diluted	0.32	0.40
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2024	2023
Net income	$122	$147
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(4) and $10	(13)	35
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(3) and $1	(9)	4
Reclassification adjustment for gains included in net income, net of tax expense of $2 and $1	7	3
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0 and $0	—	—
Other Comprehensive Income (Loss)	(15)	42
Comprehensive Income (Loss)	$107	$189
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total

Three Months Ended March 31, 2023
Balance at beginning of period	$107	$4	$4,696	$1,370	$(357)	$(167)	$5,653
Comprehensive income (loss)				147	42		189
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(44)			(44)
Issuance of common stock		—	(13)			7	(6)
Repurchase of common stock						(12)	(12)
Restricted stock compensation			10				10
Balance at end of period	$107	$4	$4,693	$1,471	$(315)	$(172)	$5,788
Three Months Ended March 31, 2024
Balance at beginning of period	$107	$4	$4,692	$1,669	$(235)	$(187)	$6,050
Comprehensive income (loss)				122	(15)		107
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(44)			(44)
Redemption of preferred stock	(107)			(4)			(111)
Issuance of common stock		—	(8)	—		5	(3)
Restricted stock compensation			10				10
Adoption of new accounting standard				(1)			(1)
Balance at end of period	$—	$4	$4,694	$1,740	$(250)	$(182)	$6,006
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income	$122	$147
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	14	21
Provision for credit losses	14	14
Deferred tax expense (benefit)	15	2
Loans originated for sale	(313)	(215)
Loans sold	356	221
Net (gain) loss on sale of loans	(3)	3
Net change in:
Interest receivable	(15)	(4)
Interest payable	(5)	5
Bank owned life insurance, excluding purchases	(3)	(2)
Other, net	63	(173)
Net cash flows provided by operating activities	245	19
Investing Activities
Net change in loans and leases, excluding sales and transfers	(261)	(415)
Debt securities available for sale:
Purchases	(460)	—
Maturities/payments	473	116
Debt securities held to maturity:
Purchases	(96)	(75)
Maturities/payments	117	90
Increase in premises and equipment	(29)	(33)
Net proceeds from sales of portfolio loans	332	—
Net cash flows provided by (used in) investing activities	76	(317)
Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	(446)	(1,717)
Time deposits	469	1,136
Short-term borrowings	(432)	776
Proceeds from issuance of long-term borrowings	161	512
Repayment of long-term borrowings	(11)	(306)
Redemption of preferred stock	(111)	—
Repurchases of common stock	—	(12)
Cash dividends paid:
Preferred stock	(2)	(2)
Common stock	(44)	(44)
Other, net	6	4
Net cash flows provided by (used in) financing activities	(410)	347
Net Increase (Decrease) in Cash and Cash Equivalents	(89)	49
Cash and cash equivalents at beginning of period	1,576	1,674
Cash and Cash Equivalents at End of Period	$1,487	$1,723
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2024
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of March 31, 2024, we had 348 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and stockholders' equity. Events occurring subsequent to March 31, 2024 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results we expect for the full year. These interim unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024.

Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets and income taxes and deferred tax assets, which are listed in the critical accounting estimates. For a detailed description of our significant accounting policies and critical accounting estimates, see Note 1, "Summary of Significant Accounting Policies" and the "Application of Critical Accounting Policies" section in the MD&A, both in our 2023 Annual Report on Form 10-K.
Adoption of New Accounting Standards
Effective January 1, 2024, we adopted the provision of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits reporting entities to make an accounting policy election to account for tax equity investments using the proportional amortization method if certain conditions are met. The election is to be made on a tax-credit-program-by-tax-credit-program basis and should be applied consistently to all investments within an elected tax credit program. Upon the adoption of ASU 2023-02, we elected to apply the proportional amortization method of accounting to our qualifying historic and new market tax credit investments. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense on the consolidated statements of income and as a component of operating activities within other assets and other liabilities on the consolidated statements of cash flows. We historically applied proportional amortization to the majority of our LIHTC investments. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. See Note 8, "Variable Interest Entities" for additional information.
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

Standard	Description	Financial Statements Impact
Segment Reporting
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure	This Update requires all public entities to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required in annual disclosures.
This Update is to be applied using a retrospective method to all prior periods presented and is effective for annual periods beginning on January 1, 2024, and will be effective for interim periods beginning on January 1, 2025. Early adoption is permitted.
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
This Update is to be applied using either a modified retrospective or a retrospective method and is effective as of January 1, 2024. Early adoption of this Update is permitted.

We adopted this Update on January 1, 2024 on a modified retrospective basis for tax credit programs that are eligible to apply proportional amortization. As a result, we recorded a reduction of $0.5 million in retained earnings for the cumulative effect of the adoption.

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at March 31, 2024 and December 31, 2023. Accrued interest receivable on AFS debt securities totaled $12.2 million at March 31, 2024 and $9.6 million at December 31, 2023, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
March 31, 2024
U.S. Treasury	$124	$—	$(1)	$123
U.S. government agencies	72	—	—	72
U.S. government-sponsored entities	276	—	(4)	272
Residential MBS:
Agency MBS	959	1	(66)	894
Agency collateralized mortgage obligations	909	—	(116)	793
Agency commercial MBS	1,038	4	(37)	1,005
States of the U.S. and political subdivisions (municipals)	30	—	(3)	27
Other debt securities	41	—	(1)	40
Total debt securities AFS	$3,449	$5	$(228)	$3,226

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2023
U.S. Treasury	$422	$—	$(2)	$420
U.S. government agencies	78	1	—	79
U.S. government-sponsored entities	227	—	(4)	223
Residential MBS:
Agency MBS	814	—	(62)	752
Agency collateralized mortgage obligations	946	—	(114)	832
Agency commercial MBS	905	9	(30)	884
States of the U.S. and political subdivisions (municipals)	30	—	(3)	27
Other debt securities	38	—	(1)	37
Total debt securities AFS	$3,460	$10	$(216)	$3,254

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.27 million and $0.28 million at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on HTM debt securities totaled $13.2 million and $14.7 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
March 31, 2024
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	28	—	—	28
Residential MBS:
Agency MBS	1,018	1	(105)	914
Agency collateralized mortgage obligations	797	—	(108)	689
Agency commercial MBS	1,023	2	(51)	974
States of the U.S. and political subdivisions (municipals)	1,009	1	(85)	925
Other debt securities	16	—	(1)	15
Total debt securities HTM	$3,893	$4	$(350)	$3,547

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2023
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	68	—	—	68
Residential MBS:
Agency MBS	1,057	2	(101)	958
Agency collateralized mortgage obligations	824	—	(104)	720
Agency commercial MBS	929	4	(43)	890
States of the U.S. and political subdivisions (municipals)	1,017	2	(77)	942
Other debt securities	15	—	(1)	14
Total debt securities HTM	$3,911	$8	$(326)	$3,593

There were no significant gross gains or gross losses realized on securities during the three months ended March 31, 2024 or 2023. In the fourth quarter of 2023, we sold $648.7 million of AFS securities resulting in a realized loss of $67.4 million as part of a proactive balance sheet management strategy. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 84.7% of these securities backed or sponsored by the U.S. government as of March 31, 2024.

As of March 31, 2024, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$14	$14	$2	$2
Due after one year but within five years	464	456	87	84
Due after five years but within ten years	35	34	224	211
Due after ten years	30	30	742	673
	543	534	1,055	970
Residential MBS:
Agency MBS	959	894	1,018	914
Agency collateralized mortgage obligations	909	793	797	689
Agency commercial MBS	1,038	1,005	1,023	974
Total debt securities	$3,449	$3,226	$3,893	$3,547
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

(dollars in millions)	March 31, 2024	December 31, 2023
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,846	$6,190
As collateral for short-term borrowings	270	250
Securities pledged as a percent of total securities	85.9%	89.9%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
March 31, 2024
U.S. Treasury	—	$—	$—	2	$73	$(1)	2	$73	$(1)
U.S. government agencies	2	3	—	13	33	—	15	36	—
U.S. government-sponsored entities	4	99	—	7	123	(4)	11	222	(4)
Residential MBS:
Agency MBS	4	85	—	104	703	(66)	108	788	(66)
Agency collateralized mortgage obligations	—	—	—	69	793	(116)	69	793	(116)
Agency commercial MBS	10	334	(3)	20	366	(34)	30	700	(37)
States of the U.S. and political subdivisions (municipals)	—	—	—	13	27	(3)	13	27	(3)
Other debt securities	1	3	—	6	16	(1)	7	19	(1)
Total	21	$524	$(3)	234	$2,134	$(225)	255	$2,658	$(228)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2023
U.S. Treasury	—	$—	$—	2	$73	$(2)	2	$73	$(2)
U.S. government agencies	2	4	—	12	36	—	14	40	—
U.S. government-sponsored entities	1	25	—	7	123	(4)	8	148	(4)
Residential MBS:
Agency MBS	—	—	—	104	750	(62)	104	750	(62)
Agency collateralized mortgage obligations	—	—	—	71	832	(114)	71	832	(114)
Agency commercial MBS	1	32	—	20	377	(30)	21	409	(30)
States of the U.S. and political subdivisions (municipals)	—	—	—	13	27	(3)	13	27	(3)
Other debt securities	2	9	—	7	17	(1)	9	26	(1)
Total	6	$70	$—	236	$2,235	$(216)	242	$2,305	$(216)
We evaluated the AFS debt securities that were in an unrealized loss position at March 31, 2024. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of March 31, 2024 is highly rated with an average rating of AA and over 99% of the portfolio rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
Our corporate bond portfolio, with a carrying amount of $56.3 million as of March 31, 2024 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $3.1 million.
The ACL on the HTM corporate bond portfolio is calculated using:
•The bond’s credit rating, time to maturity and exposure amount;
•Moody’s Annual Default Study, 02/26/2024; and
•The most recent financial statements.
By using these components, we derive the expected credit loss on the HTM corporate bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our bank-wide loan portfolio forecast adjustment as derived through our assessment of FNBPA's loan portfolio as a proxy for our corporate bond portfolio.
For the year-to-date periods ending March 31, 2024 and 2023, we had no significant provision expense and no charge-offs or recoveries for the securities portfolio. The ACL on the HTM portfolio was $0.27 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.21 million relating to other debt securities, as of March 31, 2024, and $0.06 million relating to the municipal bond portfolio and $0.22 million relating to other debt securities as of December 31, 2023. The AFS securities portfolios did not have an ACL at March 31, 2024 or December 31, 2023 and there were no securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $139.2 million at March 31, 2024 and $128.6 million at December 31, 2023, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	March 31, 2024	December 31, 2023
Commercial real estate	$12,447	$12,305
Commercial and industrial	7,347	7,482
Commercial leases	615	599
Other	140	110
Total commercial loans and leases	20,549	20,496
Direct installment	2,712	2,741
Residential mortgages	6,887	6,640
Indirect installment	1,142	1,149
Consumer lines of credit	1,294	1,297
Total consumer loans	12,035	11,827
Total loans and leases, net of unearned income	$32,584	$32,323
The remaining accretable discount included in the amortized cost of acquired loans was $38.4 million and $42.6 million at March 31, 2024 and December 31, 2023, respectively.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	March 31, 2024	December 31, 2023
Commercial real estate:
Percent owner-occupied	29.0%	29.0%
Percent non-owner-occupied	71.0	71.0
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 4.4

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$278	$1,534	$2,150	$2,222	$1,396	$3,670	$244	$11,494
Special Mention	—	19	103	100	131	287	17	657
Substandard	4	6	29	46	18	190	3	296
Total commercial real estate	282	1,559	2,282	2,368	1,545	4,147	264	12,447
Commercial real estate current period gross charge-offs	—	0.1	0.1	—	—	6.9	—	7.1
Commercial and Industrial:
Risk Rating:
Pass	282	1,445	1,285	765	507	778	1,754	6,816
Special Mention	—	34	21	67	2	74	33	231
Substandard	—	29	28	66	8	64	105	300
Total commercial and industrial	282	1,508	1,334	898	517	916	1,892	7,347
Commercial and industrial current period gross charge-offs	—	0.3	0.2	0.4	0.6	2.4	—	3.9
Commercial Leases:
Risk Rating:
Pass	73	222	127	76	42	53	—	593
Special Mention	—	—	—	—	1	1	—	2
Substandard	—	7	2	4	6	1	—	20
Total commercial leases	73	229	129	80	49	55	—	615
Commercial leases current period gross charge-offs	—	—	—	—	—	0.2	—	0.2
Other Commercial:
Risk Rating:
Pass	7	53	—	—	—	7	73	140
Total other commercial	7	53	—	—	—	7	73	140
Other commercial current period gross charge-offs	—	—	—	—	—	0.9	—	0.9
Total commercial loans and leases	644	3,349	3,745	3,346	2,111	5,125	2,229	20,549

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	68	326	691	759	379	474	—	2,697
Past due	—	1	2	1	1	10	—	15
Total direct installment	68	327	693	760	380	484	—	2,712
Direct installment current period gross charge-offs	—	—	—	0.1	—	0.1	—	0.2
Residential Mortgages:
Current	283	1,464	1,666	1,493	783	1,138	1	6,828
Past due	—	7	8	5	3	36	—	59
Total residential mortgages	283	1,471	1,674	1,498	786	1,174	1	6,887
Residential mortgages current period gross charge-offs	—	—	—	—	—	—	—	—
Indirect Installment:
Current	101	293	356	214	86	74	—	1,124
Past due	—	2	7	6	2	1	—	18
Total indirect installment	101	295	363	220	88	75	—	1,142
Indirect installment current period gross charge-offs	—	0.5	1.3	0.9	0.1	0.1	—	2.9
Consumer Lines of Credit:
Current	2	36	59	14	2	117	1,049	1,279
Past due	—	—	—	1	1	12	1	15
Total consumer lines of credit	2	36	59	15	3	129	1,050	1,294
Consumer lines of credit current period gross charge-offs	—	—	0.1	—	—	0.2	—	0.3
Total consumer loans	454	2,129	2,789	2,493	1,257	1,862	1,051	12,035
Total loans and leases	$1,098	$5,478	$6,534	$5,839	$3,368	$6,987	$3,280	$32,584
Total charge-offs	$—	$0.9	$1.7	$1.4	$0.7	$10.8	$—	$15.5

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
March 31, 2024
Commercial real estate	$10	$—	$38	$48	$12,399	$12,447	$18
Commercial and industrial	7	—	39	46	7,301	7,347	20
Commercial leases	2	—	3	5	610	615	—
Other	—	1	2	3	137	140	—
Total commercial loans and leases	19	1	82	102	20,447	20,549	38
Direct installment	8	1	6	15	2,697	2,712	—
Residential mortgages	39	11	9	59	6,828	6,887	—
Indirect installment	15	1	2	18	1,124	1,142	—
Consumer lines of credit	6	3	6	15	1,279	1,294	—
Total consumer loans	68	16	23	107	11,928	12,035	—
Total loans and leases	$87	$17	$105	$209	$32,375	$32,584	$38

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2023
Commercial real estate	$21	$—	$42	$63	$12,242	$12,305	$18
Commercial and industrial	9	—	39	48	7,434	7,482	7
Commercial leases	2	—	3	5	594	599	—
Other	1	1	—	2	108	110	—
Total commercial loans and leases	33	1	84	118	20,378	20,496	25
Direct installment	7	1	5	13	2,728	2,741	—
Residential mortgages	38	7	10	55	6,585	6,640	—
Indirect installment	19	1	2	22	1,127	1,149	—
Consumer lines of credit	10	2	6	18	1,279	1,297	—
Total consumer loans	74	11	23	108	11,719	11,827	—
Total loans and leases	$107	$12	$107	$226	$32,097	$32,323	$25

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	March 31, 2024	December 31, 2023
Non-accrual loans	$105	$107
Total non-performing loans and leases	105	107
Other real estate owned	3	3
Total non-performing assets	$108	$110
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.32%	0.33%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.38	0.38
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.3 million at March 31, 2024 and $1.2 million at December 31, 2023. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at March 31, 2024 and December 31, 2023 totaled $13.1 million and $9.4 million, respectively.
Approximately $63.6 million of commercial loans are collateral dependent at March 31, 2024. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.01 million and $0.02 million at March 31, 2024 and March 31, 2023, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended March 31, 2024
Term Extension
Direct installment	$0.2	0.01%	The modified loans had an average increase in term of 114 months, extending the maturity date.
Residential mortgages	0.7	0.01	The modified loans had an average increase in term of 46 months, extending the maturity date.
Consumer lines of credit	0.5	0.04	The modified loans had an average increase in term of 235 months, extending the maturity date.
Total	1.4
Rate Reduction
Residential mortgages	0.1	—	The term was extended, with a weighted average yield reduction of 100 basis points.
Total	0.1
Term Extension and Rate Reduction
Commercial real estate	0.9	0.01	Multiple modifications were made with no material financial effect.
Residential mortgages	0.6	0.01	Multiple modifications were made with no material financial effect.
Total	1.5
Balloon Payment
Commercial real estate	0.6	—	Multiple modifications were made with no material financial effect.
Total	0.6
Other
Commercial real estate	4.1	0.03	3 to 12 month payment deferrals with no income being earned on these loans.
Commercial and industrial	0.6	0.01	Multiple modifications were made with no material financial effect.
Total	4.7
Total Outstanding Modified	$8.3

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended March 31, 2023
Term Extension
Commercial and industrial	$2.4	0.03%	The modified loans had an average increase in term of 9 months, extending the maturity date.
Direct installment	0.1	—	The repayment on the loans modified were extended, lowering the monthly repayment.
Residential mortgages	0.1	—	The repayment on the loans modified was extended, lowering the monthly repayment.
Consumer lines of credit	0.2	0.02	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	2.8
Term Extension and Rate Reduction
Direct installment	0.1	—	The term was extended, with a weighted average yield reduction of 134 basis points.
Residential mortgages	0.3	0.01	The term was extended, with a weighted average yield reduction of 113 basis points.
Total	0.4
Other
Commercial real estate	0.6	0.01	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Total	0.7
Total Outstanding Modified	$3.9
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first three months of 2024.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There were $0.5 million and $5.3 million in specific reserves for commercial loans modified at March 31, 2024 and December 31, 2023, respectively, and pooled reserves for individual loans of $2.5 million and $2.0 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.8 million at both March 31, 2024 and December 31, 2023. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended March 31, 2024
Commercial real estate	$0.3	$0.9	$0.6	$8.7	$10.5
Commercial and industrial	21.5	0.3	—	0.6	22.4
Total commercial loans and leases	21.8	1.2	0.6	9.3	32.9
Residential mortgages	0.2	—	—	—	0.2
Total consumer loans	0.2	—	—	—	0.2
Total	$22.0	$1.2	$0.6	$9.3	$33.1

(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended March 31, 2023
Commercial real estate	$—	$—	$0.6	$0.6
Commercial and industrial	1.6	—	—	1.6
Total commercial loans and leases	1.6	—	0.6	2.2
Residential mortgages	—	0.3	—	0.3
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.1	0.3	—	0.4
Total	$1.7	$0.3	$0.6	$2.6

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2024
Commercial real estate	$14.9	$—	$—
Commercial and industrial	20.0	—	—
Total commercial loans and leases	34.9	—	—
Direct installment	2.0	—	0.2
Residential mortgages	3.1	1.1	0.8
Consumer lines of credit	1.3	0.4	—
Total consumer loans	6.4	1.5	1.0
Total	$41.3	$1.5	$1.0

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2023
Commercial real estate	$0.6	$—	$—
Commercial and industrial	2.4	—	—
Total commercial loans and leases	3.0	—	—
Direct installment	0.2	—	—
Residential mortgages	0.2	—	0.3
Consumer lines of credit	0.2	—	—
Total consumer loans	0.6	—	0.3
Total	$3.6	$—	$0.3

NOTE 5.    ALLOWANCE FOR CREDIT LOSSES ON LOANS AND LEASES
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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2024
Commercial real estate	$166.6	$(7.1)	$0.4	$(6.7)	$2.0	$161.9
Commercial and industrial	87.8	(3.9)	0.8	(3.1)	2.2	86.9
Commercial leases	21.2	(0.2)	—	(0.2)	1.4	22.4
Other	3.7	(0.9)	0.3	(0.6)	1.0	4.1
Total commercial loans and leases	279.3	(12.1)	1.5	(10.6)	6.6	275.3
Direct installment	33.8	(0.2)	0.2	—	(3.2)	30.6
Residential mortgages	70.5	—	—	—	8.8	79.3
Indirect installment	12.8	(2.9)	0.6	(2.3)	2.0	12.5
Consumer lines of credit	9.2	(0.3)	0.4	0.1	(0.7)	8.6
Total consumer loans	126.3	(3.4)	1.2	(2.2)	6.9	131.0
Total allowance for credit losses on loans and leases	405.6	(15.5)	2.7	(12.8)	13.5	406.3
Allowance for unfunded loan commitments	21.5	—	—	—	0.4	21.9
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$427.1	$(15.5)	$2.7	$(12.8)	$13.9	$428.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2023
Commercial real estate	$162.1	$(6.5)	$1.0	$(5.5)	$2.6	$159.2
Commercial and industrial	102.1	(5.8)	0.9	(4.9)	4.5	101.7
Commercial leases	13.5	—	—	—	1.3	14.8
Other	4.0	(0.8)	0.3	(0.5)	0.5	4.0
Total commercial loans and leases	281.7	(13.1)	2.2	(10.9)	8.9	279.7
Direct installment	35.9	(0.3)	0.2	(0.1)	0.4	36.2
Residential mortgages	55.5	(0.4)	0.2	(0.2)	5.1	60.4
Indirect installment	17.3	(2.6)	0.6	(2.0)	1.3	16.6
Consumer lines of credit	11.3	(0.3)	0.3	—	(0.8)	10.5
Total consumer loans	120.0	(3.6)	1.3	(2.3)	6.0	123.7
Total allowance for credit losses on loans and leases	401.7	(16.7)	3.5	(13.2)	14.9	403.4
Allowance for unfunded loan commitments	21.4	—	—	—	(0.9)	20.5
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(16.7)	$3.5	$(13.2)	$14.0	$423.9

Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended March 31,
	2024	2023
(in millions)
Balance at beginning of period	$21.5	$21.4
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.5	(0.9)
Consumer portfolio	(0.1)	—
Balance at end of period	$21.9	$20.5
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
At March 31, 2024 and December 31, 2023, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at March 31, 2024, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.6% over our R&S forecast period, (iii) S&P Volatility, which increases 19.6% in 2024 and decreases 3.5% in 2025 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2023 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical through the cycle period.
The ACL on loans and leases of $406.3 million at March 31, 2024 increased $0.7 million, or 0.2%, from December 31, 2023. Our ending ACL coverage ratio at March 31, 2024 was 1.25%, compared to 1.25% at December 31, 2023. Total provision for credit losses for the three months ended March 31, 2024 was $13.9 million compared to $14.1 million for the same period of 2023. The first quarter of 2024 reflected net charge-offs of $12.8 million, or 0.16% annualized of average total loans, compared to $13.2 million, or 0.18% annualized, in the first quarter of 2023.
NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	March 31, 2024	December 31, 2023
Mortgage loans sold with servicing retained	$5,924	$5,729

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended March 31,
(in millions)	2024	2023
Mortgage loans sold with servicing retained	$316	$198
Pre-tax net gains (losses) resulting from above loan sales (1)	6	—
Mortgage servicing fees (1)	4	3
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$59.5	$52.8
Additions	3.9	2.5
Payoffs and curtailments	(0.5)	(0.3)
Impairment (charge) / recovery	0.2	—
Amortization / other	(0.6)	(0.7)
Balance at end of period	$62.5	$54.3
Fair value, beginning of period	$71.8	$68.6
Fair value, end of period	75.2	67.8
There was no valuation allowance for MSRs at March 31, 2024 and the valuation allowance for MSRs as of December 31, 2023 was $0.2 million.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	March 31, 2024	December 31, 2023
Weighted average life (months)	93	92
Constant prepayment rate (annualized)	7.8%	7.9%
Discount rate	10.3%	10.2%
Effect on fair value due to change in interest rates:
+2.00%	$6	$7
+1.00%	5	5
+0.50%	3	3
+0.25%	2	2
-0.25%	(2)	(2)
-0.50%	(4)	(4)
-1.00%	(7)	(8)
-2.00%	(16)	(21)
-3.00%	(34)	(42)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of March 31, 2024, we had operating lease right-of-use assets and operating lease liabilities of $180.2 million and $212.4 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $31.1 million and $32.4 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2024, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $39.6 million in right-of-use assets and $44.8 million in other liabilities. These operating leases are currently expected to commence in 2024 and 2025 with lease terms of up to 20 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. During 2023, several floors of the FNB headquarters building have been made available to FNB for the purpose of constructing our office spaces, and we commenced the lease of those floors. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Operating lease cost	$10	$8
Variable lease cost	1	1
Finance lease cost	1	1
Total lease cost	$12	$10
Other information related to leases is as follows:
TABLE 7.2

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7	$7
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$—
Finance leases	$—	$—
Weighted average remaining lease term (years):
Operating leases	8.68	9.13
Finance leases	19.27	20.61
Weighted average discount rate:
Operating leases	3.0%	2.6%
Finance leases	3.2%	2.8%
Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
March 31, 2024
2024	$32	$2	$34
2025	28	2	30
2026	25	2	27
2027	22	2	24
2028	20	2	22
Later years	136	34	170
Total lease payments	263	44	307
Less: imputed interest	(51)	(12)	(63)
Present value of lease liabilities	$212	$32	$244

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
TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2024
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	174	79	174
Other investments	28	—	28
Total	$205	$152	$202
December 31, 2023
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	143	62	143
Other investments	40	6	40
Total	$186	$141	$183
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
Affordable Housing, Historic and New Market Tax Credit Partnerships
We make equity investments as a limited partner in various partnerships of affordable housing (LIHTC), historic tax credit (HTC) and new market tax credit (NMTC) programs pursuant to Sections 42, 47 and 45d of the Internal Revenue Code,

respectively. The purpose of many of these investments is to support initiatives associated with the Community Reinvestment Act while earning a satisfactory return. The activities of the LIHTC partnerships include the development and operation of multi-family housing that is leased to qualifying residential tenants. HTC partnerships allow us to make investments in projects that involve the rehabilitation of historic structures, often combining our investments with bank financing. NMTC partnerships are designed to channel investments into distressed communities, fostering community development and stimulating economic growth. These tax credit partnerships are generally located in communities where we have a banking presence and meet the definition of a VIE; however, we are not the primary beneficiary of the entities, as the general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses beyond our own equity investment.
We apply the proportional amortization method of accounting for our investments in LIHTC partnerships. Effective January 1, 2024, upon the adoption of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, we also began applying the proportional amortization method of accounting to our investments in HTC and NMTC partnerships. The proportional amortization method recognizes the amortized cost of the investments in these tax credit partnerships as a component of income tax expense on the Consolidated Statements of Income. Prior to the adoption of ASU 2023-02, we applied the equity method of accounting to the investments in HTC and NMTC partnerships. The adoption of this ASU 2023-02 did not have a material impact on our consolidated financial statements. We record our investment in tax credit partnerships as a component of other assets.
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	March 31, 2024	December 31, 2023
Tax credit investments included in other assets	$95	$81
Unfunded tax credit investments	79	62
In the first quarter of 2024, we adopted ASU 2023-02, resulting in the amortization of HTC and NMTC investments being recognized in the provision for income taxes as of the adoption of this standard. These activities were previously recognized in non-interest expense.
The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended March 31,
(in millions)	2024	2023
Provision for income taxes:
Amortization of tax credit investments under proportional method	$5	$4
Tax credits from tax credit investments	(5)	(4)
Other tax benefits related to tax credit investments	(1)	(1)
Total impact on provision for income taxes	$(1)	$(1)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.

NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	March 31, 2024	December 31, 2023
Securities sold under repurchase agreements	$242	$233
Federal Home Loan Bank advances	1,440	1,900
Federal funds purchased	275	260
Subordinated notes	117	113
Total short-term borrowings	$2,074	$2,506
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $540.0 million, or 37.5%, had overnight maturities as of March 31, 2024. We had $450.0 million, or 23.7%, of short-term FHLB advances with overnight maturities as of December 31, 2023. At March 31, 2024, $300.0 million, or 20.8%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $400.0 million, or 21.1%, as of December 31, 2023. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	March 31, 2024	December 31, 2023
Federal Home Loan Bank advances	$1,350	$1,200
Senior notes	349	349
Subordinated notes	82	82
Junior subordinated debt	73	73
Other subordinated debt	267	267
Total long-term borrowings	$2,121	$1,971
Our banking affiliate has available credit with the FHLB of $11.4 billion, of which $2.8 billion was utilized and included in short-term and long-term borrowings and $650.0 million was utilized for a letter of credit for pledging of public funds as of March 31, 2024. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2024 while the long-term borrowings are scheduled to mature periodically through 2027. Effective interest rates paid on fixed rate long-term FHLB advances ranged from 4.23% to 4.88% for both the three months ended March 31, 2024 and for the year ended December 31, 2023. The effective interest rate paid on variable rate long-term FHLB advances was Overnight SOFR plus a spread of 32.6 basis points for the three months ended March 31, 2024. There were no variable rate advances for the year ended December 31, 2023.

The following table provides information relating to our senior notes and other subordinated debt as of March 31, 2024. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 9.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$349	8/25/2025	5.150%
Total senior notes	350	347	349
Other Subordinated Debt:
7.968% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	7.968%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
8.605% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (4)	25	26	24	12/6/2028	8.605%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (3) (4)	25	24	24	5/29/2030	5.000%
Total other subordinated debt	270	266	267
Total	$620	$613	$616
(1) Floating rate effective February 14, 2024, determined by the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points) plus 240 basis points.
(2) Floating rate effective December 6, 2023, determined by the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points) plus 302 basis points.
(3) Fixed rate until May 29, 2025, at which time it converts to a floating rate determined by three-month SOFR plus 464 basis points.
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
The following table provides information relating to the Trusts as of March 31, 2024:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	7.24%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	6.91%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	7.02%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	7.07%	SOFR + 148 bps
Total	$77	$3	$73
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Other Credit Availability
Our banking affiliate has additional unused other wholesale credit availability of $8.1 billion as of March 31, 2024.

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	March 31, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,700	$—	$2	$1,800	$1	$—
Interest rate swaps – not designated	5,645	99	17	5,660	74	35
Total subject to master netting arrangements	7,345	99	19	7,460	75	35
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,645	17	341	5,660	35	289
Interest rate lock commitments – not designated	242	3	—	239	5	—
Forward delivery commitments – not designated	260	—	—	294	1	4
Credit risk contracts – not designated	709	—	—	629	—	—
Total not subject to master netting arrangements	6,856	20	341	6,822	41	293
Total	$14,201	$119	$360	$14,282	$116	$328
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
The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2024	2023		2024	2023
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(12)	$5	Interest income (expense)	$(9)	$(4)
			Other income	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Three months ended March 31,
	2024		2023
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$481	$28	$394	$10
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(12)	4	(10)	6
As of March 31, 2024, the maximum length of time over which forecasted interest cash flows are hedged is 2.1 years. In the twelve months that follow March 31, 2024, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $37.8 million ($29.4 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2024.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the three months ended March 31, 2024 and 2023, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 16, "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024.
Interest rate swap agreements with loan customers and with the offsetting counterparties are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $583.5 million as of March 31, 2024 have remaining terms ranging from two months to seventeen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at both March 31, 2024 and December 31, 2023. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at March 31, 2024 and $0.2 million and $0.1 million, respectively at December 31, 2023.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Three Months Ended March 31,
(in millions)	Consolidated Statements of Income Location	2024	2023
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	4	(1)
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay nothing as of March 31, 2024 or December 31, 2023, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 10.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
March 31, 2024
Derivative Assets
Interest rate contracts:
Not designated	$99	$—	$99	$—
Total	$99	$—	$99	$—

Derivative Liabilities
Interest rate contracts:
Designated	$2	$—	$2	$—
Not designated	17	—	17	—
Total	$19	$—	$19	$—

December 31, 2023
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	74	—	74	—
Total	$75	$—	$75	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$35	$—	$35	$—
Total	$35	$—	$35	$—

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
Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	March 31, 2024	December 31, 2023
Commitments to extend credit	$14,242	$13,656
Standby letters of credit	253	257
At March 31, 2024, funding of 76.4% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $21.9 million at March 31, 2024 and $21.5 million at December 31, 2023. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputes, related to the assessment of mortgage lending activities during a four-year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. Under the settlement, FNBPA has agreed to provide $11.75 million in mortgage loan subsidies on mortgages originated in the Charlotte and Winston-Salem, North Carolina markets beginning in 2024. This subsidy amount is part of our existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. The settlement was not initiated through a referral by a federal bank regulatory agency or consumer complaint, and included no civil money penalties levied against FNBPA.

NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 546,838 and 470,173 restricted stock units during the three months ended March 31, 2024 and 2023, respectively, including 328,104 and 282,106 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 7,397,956 shares of common stock. As of March 31, 2024, we had 1,816,061 remaining shares available for awards under the Plan.
The unvested restricted stock unit awards are eligible to receive cash dividends or dividend equivalents which are ultimately used to purchase additional shares of stock and are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met. These awards are subject to certain accelerated vesting provisions upon retirement, death, disability or in the event of a change in control as defined in the award agreements.
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Three Months Ended March 31,
	2024		2023
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,502,598	$12.89	4,821,182	$10.30
Granted	546,838	14.00	470,173	15.06
Net adjustment	320,315	—	288,800	8.04
Vested	(873,153)	11.12	(1,198,383)	8.31
Forfeited/expired/canceled	(12,460)	12.04	(539,233)	7.80
Dividend reinvestment	—	—	37,587	12.48
Unvested units outstanding at end of period	3,484,138	13.04	3,880,126	11.69
The following table provides certain information related to restricted stock units:
TABLE 12.2

(in millions)	Three Months Ended March 31,
	2024	2023
Stock-based compensation expense	$9	$11
Tax benefit related to stock-based compensation expense	2	2
Fair value of units vested	11	17

As of March 31, 2024, there was $8.7 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of March 31, 2024 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,527,342	956,796	3,484,138
Unrecognized compensation expense	$8	$1	$9
Intrinsic value	$36	$13	$49
Weighted average remaining life (in years)	1.66	1.83	1.71
NOTE 13.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended March 31,
(dollars in millions)	2024	2023
Current income taxes:
Federal taxes	$17	$31
State taxes	2	2
Total current income taxes	19	33
Deferred income taxes:
Federal taxes	13	2
State taxes	2	—
Total deferred income taxes	15	2
Total income taxes	$34	$35
Statutory federal tax rate	21.0%	21.0%
Effective tax rate	21.5	19.5
Income tax expense was lower for the three months ended March 31, 2024 due to lower pre-tax earnings, partially offset by lower stock compensation vesting deductions and higher levels of proportional amortization for certain tax credit investments resulting from the adoption of FASB ASU 2023-02. The effective tax rate increased in the first quarter of 2024 as a result of these offsetting items.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $110.1 million and $120.8 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 14.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2024
Balance at beginning of period	$(160)	$(33)	$(42)	$(235)
Other comprehensive (loss) income before reclassifications	(13)	(9)	—	(22)
Amounts reclassified from AOCI	—	7	—	7
Net current period other comprehensive (loss) income	(13)	(2)	—	(15)
Balance at end of period	$(173)	$(35)	$(42)	$(250)
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
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended March 31,
(dollars in millions, except per share data)	2024	2023
Net income	$122	$147
Less: Preferred stock dividends	6	2
Net income available to common stockholders	$116	$145
Basic weighted average common shares outstanding	361,246,402	360,858,904
Net effect of dilutive stock options and restricted stock	1,372,876	4,071,384
Diluted weighted average common shares outstanding	362,619,278	364,930,288
Earnings per common share:
Basic	$0.32	$0.40
Diluted	$0.32	$0.40
There were no anti-dilutive shares for the three months ended March 31, 2024 and 2023.

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Three Months Ended March 31,
(in millions)	2024	2023
Interest paid on deposits and other borrowings	$229	$101
Transfers of loans to other real estate owned	1	—
Loans transferred to portfolio from held for sale	9	15
We did not have any restricted cash as of March 31, 2024 and 2023.
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

The following table provides financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2024
Interest income	$542	$—	$—	$1	$543
Interest expense	218	—	—	6	224
Net interest income	324	—	—	(5)	319
Provision for credit losses	14	—	—	—	14
Non-interest income	62	20	7	(1)	88
Non-interest expense (1)	211	13	4	5	233
Amortization of intangibles	4	—	—	—	4
Income tax expense (benefit)	34	2	1	(3)	34
Net income (loss)	123	5	2	(8)	122
Total assets	45,639	43	33	181	45,896
Total intangibles	2,507	9	26	—	2,542
At or for the Three Months Ended March 31, 2023
Interest income	$442	$—	$—	$2	$444
Interest expense	98	—	—	9	107
Net interest income	344	—	—	(7)	337
Provision for credit losses	14	—	—	—	14
Non-interest income	55	18	7	(1)	79
Non-interest expense (1)	195	13	4	3	215
Amortization of intangibles	5	—	—	—	5
Income tax expense (benefit)	38	1	—	(4)	35
Net income (loss)	147	4	3	(7)	147
Total assets	43,998	38	31	79	44,146
Total intangibles	2,526	9	26	—	2,561
(1) Excludes amortization of intangibles, which is presented separately.

NOTE 18.    FAIR VALUE MEASUREMENTS
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$123	$—	$—	$123
U.S. government agencies	—	72	—	72
U.S. government-sponsored entities	—	272	—	272
Residential MBS:
Agency MBS	—	894	—	894
Agency collateralized mortgage obligations	—	793	—	793
Agency commercial MBS	—	1,005	—	1,005
States of the U.S. and political subdivisions (municipals)	—	27	—	27
Other debt securities	—	40	—	40
Total debt securities available for sale	123	3,103	—	3,226
Loans held for sale	—	93	—	93
Loans receivable	—	—	46	46
Derivative financial instruments
Trading	—	115	—	115
Not for trading	—	1	3	4
Total derivative financial instruments	—	116	3	119
Total assets measured at fair value on a recurring basis	$123	$3,312	$49	$3,484
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$357	$—	$357
Not for trading	—	3	—	3
Total derivative financial instruments	—	360	—	360
Total liabilities measured at fair value on a recurring basis	$—	$360	$—	$360

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$420	$—	$—	$420
U.S. government agencies	—	79	—	79
U.S. government-sponsored entities	—	223	—	223
Residential MBS:
Agency MBS	—	752	—	752
Agency collateralized mortgage obligations	—	832	—	832
Agency commercial MBS	—	884	—	884
States of the U.S. and political subdivisions (municipals)	—	27	—	27
Other debt securities	—	37	—	37
Total debt securities available for sale	420	2,834	—	3,254
Loans held for sale	—	150	—	150
Derivative financial instruments
Trading	—	109	—	109
Not for trading	—	2	5	7
Total derivative financial instruments	—	111	5	116
Total assets measured at fair value on a recurring basis	$420	$3,095	$5	$3,520
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$324	$—	$324
Not for trading	—	4	—	4
Total derivative financial instruments	—	328	—	328
Total liabilities measured at fair value on a recurring basis	$—	$328	$—	$328
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Other Debt Securities	Loans Receivable	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2024
Balance at beginning of period	$—	$—	$5	$5
Purchases, issuances, sales and settlements:
Issuances	—	—	3	3
Settlements	—	—	(5)	(5)
Transfers into Level 3	—	46	—	46
Balance at end of period	$—	$46	$3	$49
Year Ended December 31, 2023
Balance at beginning of period	$—	$—	$—	$—
Purchases, issuances, sales and settlements:
Issuances	—	—	6	6
Settlements	—	—	(1)	(1)
Balance at end of period	$—	$—	$5	$5

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first three months of 2024, $46.5 million in loans receivable were measured using the fair value option at Level 3 on a recurring basis. There were no transfers of assets or liabilities between the hierarchy levels during the first three months of 2023.
From time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in 2023 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2024
Collateral dependent loans	$—	$—	$29	$29
Other assets - MSRs	—	—	1	1
December 31, 2023
Collateral dependent loans	$—	$—	$35	$35
Indirect installment loans held for sale	—	—	338	338
Other assets - MSRs	—	—	12	12
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the three months or twelve months ended March 31, 2024 and December 31, 2023, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2024 had a carrying amount of $29.4 million, which includes an allocated ACL of $2.5 million. The ACL includes a provision applicable to the current period fair value measurements of $2.5 million, which was included in provision for credit losses for the three months ended March 31, 2024.
MSRs measured at fair value on a non-recurring basis had a carrying value of $0.6 million, there was no valuation allowance as of March 31, 2024. The valuation allowance includes a provision of $0.2 million included in earnings for 2024.
Fair Value of Financial Instruments
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Financial Assets
Cash and cash equivalents	$1,487	$1,487	$1,487	$—	$—
Debt securities available for sale	3,226	3,226	123	3,103	—
Debt securities held to maturity	3,893	3,547	—	3,547	—
Net loans and leases, including loans held for sale	32,285	30,591	—	93	30,498
Loan servicing rights	64	77	—	—	77
Derivative assets	119	119	—	116	3
Accrued interest receivable	175	175	175	—	—
Financial Liabilities
Deposits	34,735	34,679	28,050	6,629	—
Short-term borrowings	2,074	2,103	2,103	—	—
Long-term borrowings	2,121	2,158	—	1,386	772
Derivative liabilities	360	360	—	360	—
Accrued interest payable	64	64	64	—	—
December 31, 2023
Financial Assets
Cash and cash equivalents	$1,576	$1,576	$1,576	$—	$—
Debt securities available for sale	3,254	3,254	420	2,834	—
Debt securities held to maturity	3,911	3,593	—	3,593	—
Net loans and leases, including loans held for sale	32,405	30,641	—	150	30,491
Loan servicing rights	61	73	—	—	73
Derivative assets	116	116	—	111	5
Accrued interest receivable	160	160	160	—	—
Financial Liabilities
Deposits	34,711	34,654	28,496	6,158	—
Short-term borrowings	2,506	2,505	2,505	—	—
Long-term borrowings	1,971	1,928	—	1,192	736
Derivative liabilities	328	328	—	328	—
Accrued interest payable	69	69	69	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three-month periods ended March 31, 2024 and 2023. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. Our results of operations for the three months ended March 31, 2024 are not necessarily indicative of results expected for the full year.
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
•Business and operating results can also be affected by difficult to predict uncertainties, such as widespread natural and other disasters, wars, pandemics, including post-pandemic return to normalcy, global events and geopolitical instability, including the Ukraine-Russia conflict and the military conflict in Israel and Gaza, shortages of labor, supply chain disruptions and shipping delays, terrorist activities, system failures, security breaches, significant political events, cyber-attacks, international hostilities or other extraordinary events which are beyond our control and may significantly impact the U.S. or global economy and financial markets generally, or us or our counterparties, customers or third-party vendors specifically.
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
◦Unfavorable resolution of legal proceedings or other claims and regulatory and other governmental investigations or inquiries. These matters may result in monetary judgments or settlements, enforcement actions or other remedies, including fines, penalties, restitution or alterations in our business practices, including financial and other types of commitments, and in additional expenses and collateral costs, and may cause reputational harm to us.
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
We caution that the risks identified here are not exhaustive of the types of risks that may adversely impact us and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections of our 2023 Annual Report on Form 10-K (including the MD&A section), our subsequent 2024 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other 2024 filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings or the SEC's website at www.sec.gov. We have included our web address as an inactive textual reference only. Information on our website is not part of our SEC filings.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024 under the heading “Application of Critical Accounting Policies”. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2023.
USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, operating return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, operating non-interest expense, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
Management believes items such as merger expenses, preferred deemed dividend at redemption, FDIC special assessment, loss on indirect auto loan sale and branch consolidation costs are not organic to run our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP).  Taxable-equivalent amounts for 2024 and 2023 were calculated using a federal statutory income tax rate of 21%.
FINANCIAL SUMMARY
Net income available to common stockholders for the first quarter of 2024 was $116.3 million or $0.32 per diluted common share, compared to net income available to common stockholders for the first quarter of 2023 of $144.5 million or $0.40 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.34 for the first quarter of 2024, excluding $0.02 of significant items impacting earnings per diluted common share, while the first quarter of 2023 was $0.40, excluding less than $0.01 of significant items impacting earnings per diluted common share.
A key contributor to our earnings this quarter was a near-record level of non-interest income totaling $87.9 million as capital markets, wealth management, treasury management and mortgage banking produced strong results. Our continued profitability grew our capital base and led to a record tangible common equity ratio (non-GAAP) of 7.99%. Tangible book value (non-GAAP) grew 11%, year-over-year, reaching an all-time high of $9.64 per share. We experienced strong credit results in this environment which is a testament to our risk management culture with net charge-offs of $12.8 million, or 0.16%, and delinquencies and non-performing assets remaining at or near historically low levels. We experienced growth in the number of customers and prospects opening multiple accounts since introducing the Common Application to our eStore® platform, contributing to year-over-year growth of 6% and 2% for loans and deposits, respectively.
Income Statement Highlights (First quarter of 2024 compared to first quarter of 2023, except as noted)
•Net interest income decreased $17.6 million, or 5.2%, to $319.0 million primarily due to higher deposit costs, including migration to higher yielding deposit products, as well as higher total average borrowings, partially offset by growth in earning assets and higher earning asset yields.
•Net interest margin (FTE) (non-GAAP) decreased 38 basis points to 3.18% as a 72 basis point increase in the total yield on earnings assets (non-GAAP) was more than offset by total cost of funds increasing 115 basis points.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) decreased only 3 basis points to 3.18% as a 15 basis point increase in the total yield on earning assets (non-GAAP) to 5.40% was more than offset by a 19 basis point increase in total cost of funds to 2.33%.
•The provision for credit losses of $13.9 million supported loan growth and net charge-off activity.
•Non-interest income totaled $87.9 million, benefiting from our diversified business model with strong contributions from mortgage banking, capital markets and record wealth management revenues.
•Non-interest expense totaled $237.1 million, a decrease of $28.5 million, or 10.7%, on a linked-quarter basis. The first three months of 2024 included significant items of $1.2 million (pre-tax) of branch consolidation costs and $4.4 million (pre-tax) of FDIC special assessment, partially offset by a $2.6 million (pre-tax) reduction to the previously estimated loss on the indirect auto loan sale. The first three months of 2023 included a significant item of $2.1 million (pre-tax) of merger expenses. On an operating basis, non-interest expense (non-GAAP) totaled $234.1 million and increased $16.2 million, or 7.5%, when adjusting for significant items of $3.0 million in the first three months of 2024 compared to $2.1 million.

•The effective tax rate was 21.5%, compared to 19.5%, due to lower stock compensation vesting deductions and higher levels of proportional amortization on certain tax credit investments.
Balance Sheet Highlights (period-end balances, March 31, 2024 compared to December 31, 2023, unless otherwise indicated)
~~•~~On a linked-quarter basis, period-end total loans and leases increased $261.4 million, or 3.3% annualized, as consumer loans increased $208.7 million and commercial loans and leases increased $52.6 million. Average loans and leases increased $113.4 million, or 1.4% annualized, linked quarter, with growth of $253.8 million in average commercial loans and leases offsetting the decrease in average consumer loans of $140.4 million with the consumer loan decline due to the sale of $332 million of indirect auto loans which closed in the first quarter of 2024.
•Period-end total loans and leases increased $1.9 billion, or 6.2%, as compared to March 31, 2023, reflecting organic growth across our diverse geographic footprint. Commercial loans and leases increased $1.0 billion, or 5.3%, and consumer loans increased $873.8 million, or 7.8%. Our organic loan growth was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
•On a linked-quarter basis, period-end deposits slightly increased $24.5 million, or 0.3% annualized, even with the seasonal outflows during the current quarter. The mix of non-interest-bearing deposits to total deposits was stable and equaled 29% at both March 31, 2024 and December 31, 2023.
•Total average deposits totaled $34.2 billion consistent with the prior year quarter, led by increases in average time deposits of $2.1 billion that offset the decline in other deposit categories as customers continue to migrate deposits into higher-yielding deposit products.
•The ratio of loans to deposits was 93.8% and relatively stable with the prior quarter.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO decreased 5 basis points to 0.33%. Total delinquency increased 4 basis points to 0.64%, compared to 0.60% at March 31, 2023. Both measures continue to remain at or near historically low levels.
•The first quarter of 2024 reflected net charge-offs of $12.8 million, or 0.16% annualized of total average loans.
•The ACL was $406.3 million, an increase of $2.9 million compared to March 31, 2023, with the ratio of the ACL to total loans and leases decreasing 7 basis points to 1.25% reflecting net loan growth and charge-off activity.
•Tangible book value per common share (non-GAAP) of $9.64, increased $0.98, or 11.3%, compared to March 31, 2023. AOCI reduced the tangible book value per common share (non-GAAP) by $0.70 as of March 31, 2024, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $0.65 reduction as of December 31, 2023, and a $0.87 reduction as of March 31, 2023.
•The CET1 regulatory capital ratio was 10.21% benefiting from retained earnings growth and the aforementioned indirect auto loan sale in the quarter, compared to 10.04% at March 31, 2023.
•On February 15, 2024, we redeemed all our outstanding Series E Perpetual Preferred Stock and the final preferred dividend of $2.0 million was paid on the redemption date. The excess of the redemption value over the carrying value on the Series E Perpetual Preferred Stock of $4.0 million was considered a significant item impacting earnings.

TABLE 1

	Three Months Ended March 31,
Quarterly Results Summary	2024	2023
Reported results
Net income available to common stockholders (millions)	$116.3	$144.5
Net income per diluted common share	0.32	0.40
Book value per common share (period-end)	16.71	15.76
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	122.7	146.1
Operating net income per diluted common share	0.34	0.40
Average diluted common shares outstanding (thousands)	362,619	364,930
Significant items impacting earnings(1) (millions)
Preferred dividend equivalent at redemption	$(4.0)	$—
Pre-tax merger-related expenses	—	(2.1)
After-tax impact of merger-related expenses	—	(1.6)
Pre-tax branch consolidation costs	(1.2)	—
After-tax impact of branch consolidation costs	(0.9)	—
Pre-tax FDIC assessment	(4.4)	—
After-tax impact of FDIC assessment	(3.5)	—
Pre-tax loss on indirect auto loan sale	2.6	—
After-tax impact of loss on indirect auto loan sale	2.1	—
Total significant items after-tax	$(6.3)	$(1.6)
Capital measures
Common equity tier 1	10.21%	10.04%
Tangible common equity to tangible assets (period-end) (non-GAAP)	7.99	7.50
Tangible book value per common share (period-end) (non-GAAP)	$9.64	$8.66

(1) Favorable (unfavorable) impact on earnings
RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023
Net income available to common stockholders for the first three months of 2024 was $116.3 million or $0.32 per diluted common share, compared to $144.5 million or $0.40 per diluted common share for the first three months of 2023. On an operating basis (non-GAAP), net income available to common stockholders for the first three months of 2024 was $122.7 million, or $0.34 per diluted common share, compared to $146.1 million or $0.40 per diluted common share for the first three months of 2023. Net interest income totaled $319.0 million, a decrease of $17.6 million, or 5.2%, compared to $336.7 million, as total average earning assets increased $2.0 billion, or 5.3%, including a $2.0 billion increase in average loans and leases from organic origination activity, partially offset by a $106.7 million decrease in average investment securities. The net interest margin (FTE) (non-GAAP) decreased 38 basis points to 3.18%, as the total cost of funds increased 115 basis points to 2.33% with a 132-basis point increase in interest-bearing deposit costs to 2.82%, as well as an increase of 28 basis points in long-term debt costs which includes the impact of additional liquidity following the banking industry disruption in 2023. These funding cost increases were partially offset by an increase in the yield on earning assets (non-GAAP) of 72 basis points to 5.40%, primarily due to higher yields on loans, investment securities and interest-bearing deposits with banks. Between March 31, 2023 and March 31, 2024, the FOMC raised the target Federal Funds interest rate by 50 basis points (with the last increase in July 2023). The provision for credit losses for the first three months of 2024 totaled $13.9 million, compared to $14.1 million. Non-interest income totaled $87.9 million, a 10.7% increase compared to $79.4 million, reflecting increased mortgage banking operations income, record wealth management revenues and higher levels of dividends on non-marketable equity securities, partially offset by lower insurance commissions and fees. Non-interest expense totaled $237.1 million, increasing $17.2 million, or 7.8%. On an operating basis (non-GAAP), non-interest expense totaled $234.1 million, an increase of $16.2 million, or 7.5%, compared to the first three months of 2023. Salaries and benefits increased $8.9 million, or 7.4%, due largely to normal annual merit increases and higher production-related commissions from strong non-interest income activity. Additionally, net occupancy and equipment expense increased $3.9 million, or 10.0%, largely from technology-related investments.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended March 31,		$	%
(in thousands, except per share data)	2024	2023	Change	Change
Net interest income	$319,008	$336,654	$(17,646)	(5.2)%
Provision for credit losses	13,890	14,061	(171)	(1.2)
Non-interest income	87,862	79,389	8,473	10.7
Non-interest expense	237,096	219,917	17,179	7.8
Income taxes	33,553	35,560	(2,007)	(5.6)
Net income	122,331	146,505	(24,174)	(16.5)
Less: Preferred stock dividends	6,005	2,010	3,995	198.8
Net income available to common stockholders	$116,326	$144,495	$(28,169)	(19.5)%
Earnings per common share – Basic	$0.32	$0.40	$(0.08)	(20.0)%
Earnings per common share – Diluted	0.32	0.40	(0.08)	(20.0)
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended March 31,
	2024	2023
Return on average equity	8.15%	10.37%
Return on average tangible common equity (1)	14.00	19.68
Return on average assets	1.08	1.37
Return on average tangible assets (1)	1.17	1.49
Book value per common share	$16.71	$15.76
Tangible book value per common share (1)	9.64	8.66
Equity to assets	13.09%	13.11%
Average equity to average assets	13.22	13.20
Common equity to assets	13.09	12.87
Tangible common equity to tangible assets (1)	7.99	7.50
Common equity tier 1 capital ratio	10.21	10.04
Dividend payout ratio	37.76	30.30
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$872,353	$9,178	4.23%	$817,910	$6,653	3.30%
Taxable investment securities (1)	6,121,568	45,825	2.99	6,214,311	35,476	2.28
Tax-exempt investment securities (1)(2)	1,041,224	8,971	3.45	1,055,189	9,159	3.47
Loans held for sale	237,106	4,287	7.25	116,164	1,594	5.51
Loans and leases (2) (3)	32,380,951	478,146	5.93	30,410,376	393,895	5.24
Total interest-earning assets (2)	40,653,202	546,407	5.40	38,613,950	446,777	4.68
Cash and due from banks	410,680			442,712
Allowance for credit losses	(409,865)			(405,705)
Premises and equipment	469,516			442,441
Other assets	4,554,056			4,328,511
Total assets	$45,677,589			$43,421,909
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,554,457	94,742	2.62	$14,596,006	52,278	1.45
Savings	3,411,870	9,999	1.18	4,023,568	7,853	0.79
Certificates and other time	6,299,280	65,657	4.19	4,182,700	23,961	2.32
Total interest-bearing deposits	24,265,607	170,398	2.82	22,802,274	84,092	1.50
Short-term borrowings	2,400,104	27,701	4.63	1,561,343	9,744	2.53
Long-term borrowings	2,057,817	26,390	5.16	1,082,040	13,013	4.88
Total interest-bearing liabilities	28,723,528	224,489	3.14	25,445,657	106,849	1.70
Non-interest-bearing demand	9,939,350			11,410,506
Total deposits and borrowings	38,662,878		2.33	36,856,163		1.18
Other liabilities	975,138			834,106
Total liabilities	39,638,016			37,690,269
Stockholders’ equity	6,039,573			5,731,640
Total liabilities and stockholders’ equity	$45,677,589			$43,421,909
Net interest-earning assets	$11,929,674			$13,168,293
Net interest income (FTE) (2)		321,918			339,928
Tax-equivalent adjustment		(2,910)			(3,274)
Net interest income		$319,008			$336,654
Net interest spread			2.26%			2.98%
Net interest margin (2)			3.18%			3.56%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $321.9 million, decreasing $18.0 million, or 5.3%, primarily due to higher interest-bearing deposit costs including continued migration to higher yielding deposit products in the current interest rate environment and higher total average borrowings, partially offset by growth in earning assets and higher earning asset yields. Average earning assets grew $2.0 billion, or 5.3%, primarily driven by organic loan origination activity. Additionally, we reinvested the proceeds of the AFS securities sold in December 2023 as part of our balance sheet repositioning with an average yield of 1.08% into securities with yields approximately 350 basis points higher and a similar duration and convexity profile. Total average borrowings increased $1.8 billion due to maintaining additional liquidity on the balance sheet following the banking industry disruption in 2023 and to support strong loan growth. The net interest margin (FTE) (non-GAAP) decreased 38 basis points to 3.18%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$477	$2,048	$2,525
Securities (2)	(667)	10,828	10,161
Loans held for sale	908	1,785	2,693
Loans and leases (2)	27,899	56,352	84,251
Total interest income (2)	28,617	71,013	99,630
Interest Expense (1)
Deposits:
Interest-bearing demand	3,165	39,299	42,464
Savings	264	1,882	2,146
Certificates and other time	15,781	25,915	41,696
Short-term borrowings	9,636	8,321	17,957
Long-term borrowings	12,284	1,093	13,377
Total interest expense	41,130	76,510	117,640
Net change (2)	$(12,513)	$(5,497)	$(18,010)
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
Interest income on an FTE basis (non-GAAP) of $546.4 million for the first three months of 2024, increased $99.6 million, or 22.3%, from the same period of 2023, resulting from the interest rate increases by the FOMC and a $2.0 billion increase in average earning assets. The increase in earning assets was primarily driven by a $2.0 billion, or 6.5%, increase in average loans. Growth in total average commercial loans included $755.1 million, or 6.6%, in commercial real estate loans and $225.3 million, or 3.1%, in commercial and industrial loans, driven by a combination of organic loan origination activity led by the Pittsburgh, Charlotte, Cleveland and Raleigh markets. Average consumer loans increased $861.8 million, or 7.8%, with an increase in residential mortgage loans of $1.3 billion, or 24.4%, reflecting adjustable-rate mortgages held in portfolio on the balance sheet and the continued success of the Physicians First mortgage program, which is a program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals. Indirect installment loans decreased $401.8 million, or 26.1%, reflecting the $332 million indirect auto loan sale that closed in the first quarter of 2024. Additionally, the net increase in securities interest income was a result of replacing maturing securities with higher yielding securities, as the average total securities portfolio yield increased 60 basis points. For the first three months of 2024, the yield on average earning assets (non-GAAP) increased 72 basis points to 5.40%, compared to the first three months of 2023.

Interest expense of $224.5 million for the first three months of 2024 increased $117.6 million, or 110.1%, from the same period of 2023, primarily due to the higher interest rate environment and an increase in average interest-bearing deposits and borrowings. Average time deposits increased $2.1 billion, or 50.6%, given the continued migration into higher-yielding deposit products. Average short-term borrowings increased $838.8 million, or 53.7%, primarily due to an increase in short-term FHLB borrowings of $682.6 million and average long-term borrowings increased $975.8 million, or 90.2%, primarily due to an increase of $1.2 billion in long-term FHLB borrowings, as we have maintained additional liquidity following the banking industry disruption in early 2023 and in a continued effort to support strong loan growth. The rate paid on interest-bearing liabilities increased 144 basis points to 3.14% for the first three months of 2024, compared to the first three months of 2023, as the cost of interest-bearing deposits increased 132 basis points from 1.50% to 2.82%. These increases were primarily due to increased deposit competition and market trends resulting from the interest rate actions taken by the FOMC and the banking industry market disruptions that occurred in early 2023.
Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2024	2023	Change	Change
Provision for credit losses on loans and leases	$13,509	$14,891	$(1,382)	(9.3)%
Provision for unfunded loan commitments	387	(925)	1,312	141.8
Total provision for credit losses on loans and leases	13,896	13,966	(70)	(0.5)
Provision for securities	(7)	95	(102)	(107.4)
Total provision for credit losses	$13,889	$14,061	$(172)	(1.2)%
Net loan charge-offs	$12,776	$13,197	$(421)	(3.2)%
Net loan charge-offs (annualized) / total average loans and leases	0.16%	0.18%
The provision for credit losses was $13.9 million, compared to $14.1 million in the first three months of 2023. The provision for credit losses for the first three months of 2024 was primarily due to loan growth and charge-off activity. The provision for credit losses in the first three months of 2023 was primarily due to loan growth, CECL-related model impacts from forecasted macroeconomic conditions and charge-off activity. Our non-performing loan coverage position remains strong at 389%. The first three months of 2024 reflected net charge-offs of $12.8 million, or 0.16% annualized of total average loans, compared to $13.2 million, or 0.18% annualized, in the first three months of 2023. The ACL was $406.3 million, an increase of $2.9 million, with the ratio of the ACL to total loans and leases decreasing 7 basis points to 1.25%, reflecting net loan growth and charge-off activity.

Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2024 and 2023 is presented in the following table:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2024	2023	Change	Change
Service charges	$20,569	$20,264	$305	1.5%
Interchange and card transaction fees	12,700	12,376	324	2.6
Trust services	11,424	10,611	813	7.7
Insurance commissions and fees	6,752	7,787	(1,035)	(13.3)
Securities commissions and fees	8,155	7,382	773	10.5
Capital markets income	6,331	6,793	(462)	(6.8)
Mortgage banking operations	7,914	4,855	3,059	63.0
Dividends on non-marketable equity securities	6,193	4,108	2,085	50.8
Bank owned life insurance	3,343	2,825	518	18.3
Net securities gains (losses)	—	(17)	17	—
Other	4,481	2,405	2,076	86.3
Total non-interest income	$87,862	$79,389	$8,473	10.7%
Total non-interest income increased by $8.5 million, or 10.7%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Wealth management revenues were at record levels and increased $1.6 million, or 8.8%, as securities commissions and fees and trust income increased 10.5% and 7.7%, respectively, through continued strong contributions across the geographic footprint.
Insurance commissions and fees decreased $1.0 million, or 13.3%, with lower contingent revenues compared to the year-ago quarter, combined with a book of business decline.
Mortgage banking operations income of $7.9 million increased $3.1 million, or 63.0%, driven by improved gain on sale from strong production volumes. During the first three months of 2024, we sold $329.2 million of residential mortgage loans, a 57.1% increase compared to $209.6 million for the same period of 2023.
Dividends on non-marketable equity securities of $6.2 million increased $2.1 million, or 50.8%, reflecting higher FHLB dividends due to additional borrowings.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2024 and 2023 is presented in the following table:
TABLE 8

	Three Months Ended March 31,		$	%
(dollars in thousands)	2024	2023	Change	Change
Salaries and employee benefits	$129,126	$120,247	$8,879	7.4%
Net occupancy	19,595	17,370	2,225	12.8
Equipment	23,772	22,072	1,700	7.7
Amortization of intangibles	4,442	5,119	(677)	(13.2)
Outside services	22,880	19,398	3,482	18.0
Marketing	5,431	3,701	1,730	46.7
FDIC insurance	12,662	7,119	5,543	77.9
Bank shares and franchise taxes	4,126	4,172	(46)	(1.1)
Merger-related	—	2,052	(2,052)	—
Other	15,062	18,667	(3,605)	(19.3)
Total non-interest expense	$237,096	$219,917	$17,179	7.8%
Total non-interest expense of $237.1 million for the first three months of 2024 increased $17.2 million, a 7.8% increase from the same period of 2023. On an operating basis, non-interest expense (non-GAAP) totaled $234.1 million and increased $16.2 million, or 7.5%, when adjusting for significant items of $3.0 million in the first three months of 2024 and $2.1 million in the first three months of 2023. See Table 9 in this section for a list of significant items. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $8.9 million, or 7.4%, related to normal annual merit increases and higher production-related commissions from strong non-interest income activity. Included in salaries and employee benefits in the first quarter of 2024 and 2023 were $6.9 million and $6.7 million, respectively, related to normal seasonal long-term compensation expense.
Net occupancy and equipment expense of $43.4 million increased $3.9 million, or 10.0%, primarily from continued technology-related investments.
Outside services increased $3.5 million, or 18.0%, with higher volume-related technology and third-party costs.
Marketing expense of $5.4 million increased $1.7 million, or 46.7%, primarily due to the timing of marketing campaigns.
FDIC insurance increased $5.5 million, or 77.9%, primarily due to a $4.4 million estimated special assessment to further replenish the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023 based on updated loss information provided by the FDIC, as well as loan growth and balance sheet mix changes.
Other non-interest expense was $15.1 million and $18.7 million for the first three months of 2024 and 2023, respectively. The first three months of 2024 included a $2.6 million reduction to the previously estimated loss on the indirect auto loan sale.

The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 9

	Three Months Ended March 31,		$	%
(dollars in thousands)	2024	2023	Change	Change
Total non-interest expense, as reported	$237,096	$219,917	$17,179	7.8%
Significant items:
Branch consolidations	(1,194)	—	(1,194)
Merger-related	—	(2,052)	2,052
FDIC special assessment	(4,408)	—	(4,408)
Reduction in previously estimated loss on indirect auto loan sale	2,603	—	2,603
Total non-interest expense, excluding significant items (1)	$234,097	$217,865	$16,232	7.5%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Income tax expense	$33,553	$35,560
Effective tax rate	21.5%	19.5%
Statutory federal tax rate	21.0	21.0
Income tax expense was lower in the first quarter of 2024 due to lower pre-tax earnings. The higher effective tax rate compared to the first quarter of 2023 was driven by lower stock compensation vesting deductions and higher levels of proportional amortization for certain tax credit investments resulting from the adoption of FASB ASU 2023-02.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 11

(dollars in millions)	March 31, 2024	December 31, 2023	$ Change	% Change
Assets
Cash and cash equivalents	$1,487	$1,576	$(89)	(5.6)%
Securities	7,119	7,165	(46)	(0.6)
Loans held for sale	107	488	(381)	(78.1)
Loans and leases, net	32,178	31,917	261	0.8
Goodwill and other intangibles	2,542	2,546	(4)	(0.2)
Other assets	2,463	2,466	(3)	(0.1)
Total Assets	$45,896	$46,158	$(262)	(0.6)%
Liabilities and Stockholders’ Equity
Deposits	$34,735	$34,711	$24	0.1%
Borrowings	4,195	4,477	(282)	(6.3)
Other liabilities	960	920	40	4.3
Total Liabilities	39,890	40,108	(218)	(0.5)
Stockholders’ Equity	6,006	6,050	(44)	(0.7)
Total Liabilities and Stockholders’ Equity	$45,896	$46,158	$(262)	(0.6)%
Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. Loans held for sale declined $381 million, or 78.1%, from December 31, 2023 due primarily to the sale of $332 million of indirect auto loans that closed in the first quarter of 2024.
Following is a summary of loans and leases:

TABLE 12

	March 31, 2024	December 31, 2023	$ Change	% Change
(in millions)
Commercial real estate	$12,447	$12,305	$142	1.2%
Commercial and industrial	7,347	7,482	(135)	(1.8)
Commercial leases	615	599	16	2.7
Other	140	110	30	27.3
Total commercial loans and leases	20,549	20,496	53	0.3
Direct installment	2,712	2,741	(29)	(1.1)
Residential mortgages	6,887	6,640	247	3.7
Indirect installment	1,142	1,149	(7)	(0.6)
Consumer lines of credit	1,294	1,297	(3)	(0.2)
Total consumer loans	12,035	11,827	208	1.8
Total loans and leases	$32,584	$32,323	$261	0.8%

The organic quarterly growth in commercial loans and leases was led by the Raleigh, South Carolina and Cleveland markets. For consumer lending, average residential mortgages increased $216.2 million, driven by growth in adjustable-rate mortgages. Our commercial real estate portfolio included $8.8 billion of non-owner occupied loans of which 21.2% represented office space. Our top 25 non-owner occupied commercial real estate loans averaged approximately $31 million per exposure although the office space was primarily made up of mid-sized offices located outside of metropolitan business districts with 39% of the office portfolio averaging less than $5 million per exposure.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 13

(in millions)	March 31, 2024	December 31, 2023	$ Change	% Change
Commercial real estate	$38	$42	$(4)	(9.5)%
Commercial and industrial	39	39	—	—
Commercial leases	3	3	—	—
Other	2	—	2	—
Total commercial loans and leases	82	84	(2)	(2.4)
Direct installment	6	5	1	20.0
Residential mortgages	9	10	(1)	(10.0)
Indirect installment	2	2	—	—
Consumer lines of credit	6	6	—	—
Total consumer loans	23	23	—	—
Total non-performing loans and leases	105	107	(2)	(1.9)
Other real estate owned	3	3	—	—
Total non-performing assets	$108	$110	$(2)	(1.8)%
Non-performing assets decreased $2.5 million, from $110.0 million at December 31, 2023 to $107.5 million at March 31, 2024 and remain at or near historically low levels.
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
At March 31, 2024 and December 31, 2023, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at March 31, 2024, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.6% over our R&S forecast period, (iii) S&P Volatility, which increases 19.6% in 2024 and decreases 3.5% in 2025 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2023 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below historical through the cycle period.

Following is a summary of certain data related to the ACL and loans and leases:
TABLE 14

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Three Months Ended March 31,		Three Months Ended March 31,		March 31,
	2024	2023	2024	2023	2024
(dollars in millions)
Commercial real estate	$6.7	$5.5	0.08%	0.07%	$161.9
Commercial and industrial	3.1	4.9	0.04	0.07	86.9
Commercial leases	0.2	—	—	—	22.4
Other commercial	0.6	0.5	0.01	0.01	4.1
Direct installment	—	0.1	—	—	30.6
Residential mortgages	—	0.2	—	—	79.3
Indirect installment	2.3	2.0	0.03	0.03	12.5
Consumer lines of credit	(0.1)	—	—	—	8.6
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$12.8	$13.2	0.16%	0.18%	$406.3
Allowance for credit losses/total loans and leases			1.25%	1.32%
Allowance for credit losses/non-performing loans			388.61%	356.09%
The ACL on loans and leases of $406.3 million at March 31, 2024 increased $0.7 million, or 0.2%, from December 31, 2023. Our ending ACL coverage ratio at both March 31, 2024 and December 31, 2023 was 1.25%. Total provision for credit losses for the three months ended March 31, 2024 was $13.9 million, compared to $14.1 million for the same period in 2023. Net charge-offs were $12.8 million for the three months ended March 31, 2024, compared to $13.2 million for the first three months of 2023. The ACL as a percentage of non-performing loans for the total portfolio was stable at 389% as of March 31, 2024, compared to 378% as of December 31, 2023.
Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 15

(in millions)	March 31, 2024	December 31, 2023	$ Change	% Change
Non-interest-bearing demand	$9,982	$10,222	$(240)	(2.3)%
Interest-bearing demand	14,679	14,809	(130)	(0.9)
Savings	3,389	3,465	(76)	(2.2)
Certificates and other time deposits	6,685	6,215	470	7.6
Total deposits	$34,735	$34,711	$24	0.1%
Total deposits increased $24.5 million, or 0.1%, from December 31, 2023, even with the seasonal outflows during the current quarter, however we continued to experience balance migration into higher-yielding deposit products. We ended the quarter with approximately 78% of all deposits insured by the FDIC or collateralized.

Capital Resources and Regulatory Matters
Our capital position depends in part on the access to, and cost of, funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight.
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
Since inception of our $300 million stock purchase program, we repurchased 14.1 million shares at a weighted average share price of $11.39 for $160.9 million, with $139.1 million remaining for repurchase. Any repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 includes a 1% excise tax on stock repurchases beginning January 1, 2023.
On February 15, 2024, we redeemed all our Series E, 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock in the amount of $111 million. The preferred stock is no longer outstanding and dividends will no longer accrue on such securities.
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
At March 31, 2024, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing bank holding companies (BHCs) and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of March 31, 2024, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $17.2 million, or 5 basis points, which will be eliminated in 2025.

In this unprecedented economic and uncertain environment, we frequently run stress tests for a variety of economic situations, including severely adverse scenarios that have economic conditions like the current conditions. Under these scenarios, the results of these stress tests indicate that our regulatory capital ratios would remain above the regulatory requirements and we would be able to maintain appropriate liquidity levels, demonstrating our expected ability to continue to support our customers and communities under stressful financial conditions.
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 16

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024
F.N.B. Corporation
Total capital	$4,413	12.03%	$3,668	10.00%	$3,852	10.50%
Tier 1 capital	3,744	10.21	2,201	6.00	3,118	8.50
Common equity tier 1	3,744	10.21	n/a	n/a	2,568	7.00
Leverage	3,744	8.62	n/a	n/a	1,738	4.00
Risk-weighted assets	36,683
FNBPA
Total capital	$4,619	12.66%	$3,649	10.00%	$3,831	10.50%
Tier 1 capital	3,808	10.43	2,919	8.00	3,102	8.50
Common equity tier 1	3,728	10.22	2,372	6.50	2,554	7.00
Leverage	3,808	8.80	2,163	5.00	1,731	4.00
Risk-weighted assets	36,489
As of December 31, 2023
F.N.B. Corporation
Total capital	$4,456	12.16%	$3,664	10.00%	$3,847	10.50%
Tier 1 capital	3,786	10.33	2,198	6.00	3,114	8.50
Common equity tier 1	3,680	10.04	n/a	n/a	2,565	7.00
Leverage	3,786	8.72	n/a	n/a	1,736	4.00
Risk-weighted assets	36,641
FNBPA
Total capital	$4,559	12.50%	$3,647	10.00%	$3,829	10.50%
Tier 1 capital	3,769	10.34	2,917	8.00	3,100	8.50
Common equity tier 1	3,689	10.12	2,370	6.50	2,553	7.00
Leverage	3,769	8.71	2,164	5.00	1,731	4.00
Risk-weighted assets	36,466
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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2023 Annual Report on Form 10-K as filed with the SEC on February 26, 2024.
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
Parent Company Liquidity
The parent company’s funding requirements primarily consist of shareholder dividends, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, and stock repurchases. The parent company’s funding sources primarily consist of dividends and interest received from the Bank and other direct subsidiaries, net taxes collected from subsidiaries included in the consolidated tax returns, fees for services provided to subsidiaries and the issuance of debt instruments. The dividends received from the Bank and other direct subsidiaries may be impacted by the parent’s or its subsidiaries’ capital and liquidity needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB.
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. During the third quarter of 2022, we completed a Senior Debt offering for $347.7 million in net proceeds. A portion of these proceeds was used to retire debt that matured in February 2023 (for additional information, see Note 9, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). The parent company's cash position at March 31, 2024 was $268.3 million, down $107.1 million from year-end, primarily due to the redemption of all $111 million of our Series E, 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock. The Board of Directors declared the redemption of the preferred stock given its higher relative cost of capital and our strong capital position with the regulatory CET1 ratio and Total Capital ratios at 10.2% and 12.0%, respectively, at March 31, 2024 with the Total Capital ratio reflecting the preferred stock redemption.
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
TABLE 17

	March 31, 2024	December 31, 2023	Internal Limit
Liquidity coverage ratio	2.6 times	2.0 times	> 1 time
Months of cash on hand	13.9 months	13.0 months	> 12 months
Parent company cash on hand (millions)	$268.3	$375.4	n/a
Management has concluded that our cash levels remain appropriate given the current market environment.

Bank Liquidity
Bank-level liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Bank also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds are available for use to help fund normal business operations, and unused credit availability can be utilized to serve as contingency funding if faced with a liquidity crisis.
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits was complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities. Consistent with industry trends, we have experienced a shift in deposits from non-interest-bearing deposits into certificates of deposit (CDs). The March 2023 banking disruption caused an acceleration of this shift. At March 31, 2024 approximately 78% of our deposits were insured by the FDIC or collateralized, stable with December 31, 2023. Non-interest-bearing demand deposits decreased $240.4 million, compared to December 31, 2023. Interest-bearing demand deposits decreased $129.8 million and savings account balances decreased $75.4 million, while time deposits increased $470.0 million, compared to December 31, 2023, as customers continue to migrate deposits into higher-yielding deposit products. The mix of non-interest-bearing deposits to total deposits remained stable with the prior quarter at 29%. Our cash balances held at the FRB were $1.1 billion at both March 31, 2024 and December 31, 2023. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 18

(dollars in millions)	March 31, 2024	December 31, 2023
Unused wholesale credit availability	$16,176	$15,899
Unused wholesale credit availability as a % of FNBPA assets	35.4%	34.6%
Salable unpledged government and agency securities	$918	$657
Salable unpledged government and agency securities as a % of FNBPA assets	2.0%	1.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	4.4%	3.8%
Our bank-level liquidity position was strong throughout the first quarter of 2024. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we successfully manage our liquidity. We continue to have ample unused borrowing capacity that could cover 2.0 times the uninsured deposit and non-collateralized deposit balances as of March 31, 2024. A portion of this capacity includes the FRB's Discount Window. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs and has excess cash to meet its pledging requirements. At March 31, 2024, FNBPA has $2.0 billion of cash and salable unpledged government and agency securities representing 4.4% of total assets. This compares to a policy minimum of 3.0%.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2024 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.

TABLE 19

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$890	$1,610	$1,852	$3,408	$7,760
Investments	1,230	147	215	456	2,048
	2,120	1,757	2,067	3,864	9,808
Liabilities
Non-maturity deposits	293	585	878	1,756	3,512
Time deposits	965	1,255	1,799	2,038	6,057
Borrowings	1,377	214	219	787	2,597
	2,635	2,054	2,896	4,581	12,166
Period Gap (Assets - Liabilities)	$(515)	$(297)	$(829)	$(717)	$(2,358)
Cumulative Gap	$(515)	$(812)	$(1,641)	$(2,358)
Cumulative Gap to Total Assets	(1.1)%	(1.8)%	(3.6)%	(5.1)%
The twelve-month cumulative gap to total assets ratio was (5.1)% as of March 31, 2024, compared to (2.6)% as of December 31, 2023. The change in the twelve-month cumulative gap to total assets was primarily related to the active management of deposit pricing across the deposit product maturity tenors which reduced our asset sensitivity. In addition, the ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.
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

The following repricing gap analysis as of March 31, 2024 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 20

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,146	$930	$821	$1,508	$18,405
Investments	1,238	153	278	453	2,122
	16,384	1,083	1,099	1,961	20,527
Liabilities
Non-maturity deposits	7,955	—	—	—	7,955
Time deposits	1,066	1,253	1,796	2,032	6,147
Borrowings	1,479	527	108	614	2,728
	10,500	1,780	1,904	2,646	16,830
Off-balance sheet	(1,100)	100	(100)	150	(950)
Period Gap (Assets – Liabilities + Off-balance sheet)	$4,784	$(597)	$(905)	$(535)	$2,747
Cumulative Gap	$4,784	$4,187	$3,282	$2,747
Cumulative Gap to Earning Assets	11.7%	10.2%	8.0%	6.7%
The twelve-month cumulative repricing gap to total assets was 6.7% and 10.3% as of March 31, 2024 and December 31, 2023, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. The change in the cumulative repricing gap at March 31, 2024, compared to December 31, 2023, is primarily related to customers moving into shorter-term time deposits.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of March 31, 2024. The calculated results do not reflect management's potential actions.

TABLE 21

	March 31, 2024	December 31, 2023	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 300 basis points	5.0%	5.8%	n/a
+ 200 basis points	3.4	3.9	(5.0)%
+ 100 basis points	1.7	2.0	(5.0)
- 100 basis points	(1.7)	(2.0)	(5.0)
- 200 basis points	(3.5)	(4.1)	(5.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	4.6	4.6	(25.0)
+ 200 basis points	3.4	3.2	(15.0)
+ 100 basis points	1.9	1.6	(10.0)
- 100 basis points	(2.6)	(2.5)	(10.0)
- 200 basis points	(6.8)	(8.0)	(15.0)
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for future interest rates. During the first quarter of 2024, management adjusted the IRR position by managing cash balances, slightly extending the duration of the investment securities portfolio, originating adjustable rate mortgage loans with longer-duration fixed periods, strategically meeting our customers' preferences for higher yielding deposit products, in particular, with shorter-term time deposits, and utilizing borrowings of variable rates and varying maturities. As a result, the net interest income change over 12 months shown above in both the up and down rate ramp scenarios is closer to neutral compared to December 31, 2023.
We also utilize derivatives to manage the IRR position and we continue to make use of interest rate swaps to commercial borrowers (commercial swaps) to manage our IRR position as the commercial swaps effectively increase our level of adjustable-rate loans. Total variable and adjustable-rate loans were 62.7% of total net loans and leases as of March 31, 2024 and 62.2% as of December 31, 2023. As of March 31, 2024, the commercial swaps totaled $5.6 billion of notional principal, down from $5.7 billion at December 31, 2023. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to the Consolidated Financial Statements in this Report.
In addition to the rate ramp scenarios for net interest income changes shown above, we also model immediate interest rate shock scenarios. These results use historical long-term deposit rate beta assumptions that are regularly analyzed and adjusted as necessary for both rising and falling rate scenarios. Assuming a static Balance Sheet, a +100 basis point Rate Shock increases net interest income (12 months) by 3.0% at March 31, 2024 and 3.4% at December 31, 2023. For a +200 basis point Rate Shock, net interest income (12 months) increases by 5.8% at March 31, 2024 and 6.7% at December 31, 2023. The corresponding metrics for a minus 100 basis point Rate Shock are (3.1)% and (3.6)% at March 31, 2024 and December 31, 2023, respectively. The drivers of the change in net interest income in the rate shock scenarios include the mix shift of deposit products into shorter-term time deposits, the pace of deposit repricing and assumed betas and loan prepayments. These results reflect a more neutral net interest income change over 12 months in both the up and down rate shock scenarios compared to December 31, 2023, consistent with the rate ramp results.
The FOMC increased the Federal Funds rate 100 basis points in the first seven months of 2023. Forty-eight percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices which benefit from higher rates. Our cash position has also been a significant factor in our asset sensitivity metrics.
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits.
We recognize that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon our experience, business plans, economic and market trends and available industry data. While management believes that its methodology for developing such assumptions is reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the Balance Sheet structure as of the valuation date and do not reflect planned growth or management actions that could be taken.
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
The following table presents the credit ratings for FNB and FNBPA as of March 31, 2024:
TABLE 22

	Moody's	Standard & Poor's	Kroll
F.N.B. Corporation
Issuer credit rating	Baa2	BBB-	A-
Senior debt	Baa2	BBB-	A-
Subordinated debt	Baa2	n/a	BBB+

First National Bank of Pennsylvania
Baseline credit assessment	Baa1	n/a	n/a
Issuer credit rating	Baa1	BBB	A
Senior debt	n/a	n/a	A
Subordinated debt	n/a	n/a	A-
Bank deposits	A2/P-1	n/a	A
Short-term borrowings	n/a	A-2	K1

Outlook for F.N.B. Corporation and First National Bank of Pennsylvania	Negative	Stable	Stable
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
The lines of defense model consists of:
•First Line of Defense - consists of our businesses and enterprise support areas that generate risk and are principally responsible for owning and managing the day-to-day risk-taking activities in accordance with the risk frameworks.
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
•Credit Fair Lending and CRA Committee - responsible for providing oversight of credit and lending strategies and objectives.
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
TABLE 23
Operating net income available to common stockholders

	Three Months Ended March 31,
(in thousands)	2024	2023
Net income available to common stockholders	$116,326	$144,495
Preferred dividend at redemption	3,995	—
Merger-related expense	—	2,052
Tax benefit of merger-related expense	—	(431)
Branch consolidation costs	1,194	—
Tax benefit of branch consolidation costs	(251)	—
FDIC special assessment	4,408	—
Tax benefit of FDIC special assessment	(926)	—
Loss on indirect auto loan sale	(2,603)	—
Tax expense of loss on indirect auto loan sale	547	—
Operating net income available to common stockholders (non-GAAP)	$122,690	$146,116
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as merger expenses, preferred deemed dividend at redemption, FDIC special assessment, loss on indirect auto loan sale and branch consolidation costs are not organic costs to run our operations and facilities. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.

TABLE 24
Operating earnings per diluted common share

	Three Months Ended March 31,
	2024	2023
Net income per diluted common share	$0.32	$0.40
Preferred dividend at redemption	0.01	—
Merger-related expense	—	0.01
Tax benefit of merger-related expense	—	—
Branch consolidation costs	—	—
Tax benefit of branch consolidation costs	—	—
FDIC special assessment	0.01	—
Tax benefit of FDIC special assessment	—	—
Loss on indirect auto loan sale	(0.01)	—
Tax expense of loss on indirect auto loan sale	—	—
Operating earnings per diluted common share (non-GAAP)	$0.34	$0.40

TABLE 25
Return on average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income available to common stockholders (annualized)	$467,859	$586,007
Amortization of intangibles, net of tax (annualized)	14,115	16,402
Tangible net income available to common stockholders (annualized) (non-GAAP)	$481,974	$602,409
Average total stockholders’ equity	$6,039,573	$5,731,640
Less: Average preferred stockholders' equity	(52,854)	(106,882)
Less: Average intangible assets (1)	(2,544,032)	(2,563,569)
Average tangible common equity (non-GAAP)	$3,442,687	$3,061,189
Return on average tangible common equity (non-GAAP)	14.00%	19.68%
(1) Excludes loan servicing rights.
TABLE 26
Operating return on average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Operating net income available to common stockholders (annualized)	$493,456	$592,582
Amortization of intangibles, net of tax (annualized)	14,115	16,402
Tangible operating net income available to common stockholders (annualized) (non-GAAP)	$507,571	$608,984
Average total stockholders' equity	$6,039,573	$5,731,640
Less: Average preferred stockholders' equity	(52,854)	(106,882)
Less: Average intangible assets (1)	(2,544,032)	(2,563,569)
Average tangible common equity (non-GAAP)	$3,442,687	$3,061,189
Operating return on average tangible common equity (non-GAAP)	14.74%	19.89%
(1) Excludes loan servicing rights.

TABLE 27
Return on average tangible assets

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net income (annualized)	$492,012	$594,159
Amortization of intangibles, net of tax (annualized)	14,115	16,402
Tangible net income (annualized) (non-GAAP)	$506,127	$610,561
Average total assets	$45,677,589	$43,421,909
Less: Average intangible assets (1)	(2,544,032)	(2,563,569)
Average tangible assets (non-GAAP)	$43,133,557	$40,858,340
Return on average tangible assets (non-GAAP)	1.17%	1.49%
(1) Excludes loan servicing rights.

TABLE 28
Tangible book value per common share

	March 31, 2024	March 31, 2023
(dollars in thousands, except per share data)
Total stockholders’ equity	$6,005,562	$5,787,383
Less: Preferred stockholders’ equity	—	(106,882)
Less: Intangible assets (1)	(2,541,911)	(2,561,216)
Tangible common equity (non-GAAP)	$3,463,651	$3,119,285
Ending common shares outstanding	359,366,316	360,359,857
Tangible book value per common share (non-GAAP)	$9.64	$8.66
(1) Excludes loan servicing rights.
TABLE 29
Tangible common equity to tangible assets

	March 31, 2024	March 31, 2023
(dollars in thousands)
Total stockholders' equity	$6,005,562	$5,787,383
Less: Preferred stockholders' equity	—	(106,882)
Less: Intangible assets (1)	(2,541,911)	(2,561,216)
Tangible common equity (non-GAAP)	$3,463,651	$3,119,285
Total assets	$45,895,574	$44,145,664
Less: Intangible assets (1)	(2,541,911)	(2,561,216)
Tangible assets (non-GAAP)	$43,353,663	$41,584,448
Tangible common equity to tangible assets (non-GAAP)	7.99%	7.50%
(1) Excludes loan servicing rights.

TABLE 30
Operating non-interest expense

	Three Months Ended March 31,
	2024	2023
(dollars in thousands)
Non-interest expense	$237,096	$219,917
Branch consolidations	(1,194)	—
Merger-related	—	(2,052)
FDIC special assessment	(4,408)	—
Loss on indirect auto loan sale	2,603	—
Operating non-interest expense (non-GAAP)	$234,097	$217,865

Key Performance Indicators
TABLE 31
Efficiency ratio

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Non-interest expense	$237,096	$219,917
Less: Amortization of intangibles	(4,442)	(5,119)
Less: OREO expense	(190)	(557)
Less: Merger-related expense	—	(2,052)
Less: Branch consolidation costs	(1,194)	—
Less: FDIC special assessment	(4,408)	—
Add: Loss on indirect auto loan sale	2,603	—
Adjusted non-interest expense	$229,465	$212,189
Net interest income	$319,008	$336,654
Taxable equivalent adjustment	2,910	3,274
Non-interest income	87,862	79,389
Less: Net securities (gains) losses	—	17
Adjusted net interest income (FTE) + non-interest income	$409,780	$419,334
Efficiency ratio (FTE) (non-GAAP)	56.00%	50.60%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2024, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 11, "Commitments, Credit Risk and Contingencies" of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.
ITEM 1A.    RISK FACTORS
For information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2023 Annual Report on Form 10-K. There were no material changes in risk factors relevant to our results of operations, financial condition or liquidity since December 31, 2023.
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

F.N.B. Corporation

Dated:	May 8, 2024	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 8, 2024	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 8, 2024	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)