Form 10-Q
period 2024-06-30
FNB CORP/PA/
filed 2024-08-06
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	July 31, 2024
Common Stock, $0.01 Par Value	359,571,111	Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2024

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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$448	$447
Interest-bearing deposits with banks	1,432	1,129
Cash and Cash Equivalents	1,880	1,576
Debt securities available for sale (amortized cost of $3,585 and $3,460; allowance for credit losses of $0 and $0)	3,364	3,254
Debt securities held to maturity (fair value of $3,532 and $3,593; allowance for credit losses of $0 and $0)	3,893	3,911
Loans held for sale (includes $128 and $150 measured at fair value) (1)	132	488
Loans and leases, net of unearned income of $100 and $91 (includes $47 and $45 measured at fair value) (1)	33,757	32,323
Allowance for credit losses on loans and leases	(419)	(406)
Net Loans and Leases	33,338	31,917
Premises and equipment, net	489	461
Goodwill	2,477	2,477
Core deposit and other intangible assets, net	60	69
Bank owned life insurance	667	660
Other assets	1,415	1,345
Total Assets	$47,715	$46,158
Liabilities
Deposits:
Non-interest-bearing demand	$10,062	$10,222
Interest-bearing demand	14,697	14,809
Savings	3,348	3,465
Certificates and other time deposits	6,887	6,215
Total Deposits	34,994	34,711
Short-term borrowings	3,616	2,506
Long-term borrowings	2,016	1,971
Other liabilities	999	920
Total Liabilities	41,625	40,108
Stockholders’ Equity
Preferred stock
Issued – 0 and 110,877 shares - $0.01 par value	—	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 374,982,366 and 374,939,537 shares	4	4
Additional paid-in capital	4,690	4,692
Retained earnings	1,820	1,669
Accumulated other comprehensive loss	(243)	(235)
Treasury stock – 15,424,340 and 16,110,120 shares at cost	(181)	(187)
Total Stockholders’ Equity	6,090	6,050
Total Liabilities and Stockholders’ Equity	$47,715	$46,158
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest Income
Loans and leases, including fees	$494	$429	$975	$823
Securities:
Taxable	48	35	94	71
Tax-exempt	7	7	14	14
Other	8	13	17	20
Total Interest Income	557	484	1,100	928
Interest Expense
Deposits	180	112	350	196
Short-term borrowings	32	22	60	32
Long-term borrowings	29	21	55	34
Total Interest Expense	241	155	465	262
Net Interest Income	316	329	635	666
Provision for credit losses	20	19	34	33
Net Interest Income After Provision for Credit Losses	296	310	601	633
Non-Interest Income
Service charges	23	20	44	40
Interchange and card transaction fees	13	14	26	26
Trust services	12	10	23	21
Insurance commissions and fees	6	6	13	14
Securities commissions and fees	8	7	16	14
Capital markets income	5	6	11	13
Mortgage banking operations	7	5	15	10
Dividends on non-marketable equity securities	7	6	13	10
Bank owned life insurance	4	3	7	6
Other	3	4	8	6
Total Non-Interest Income	88	81	176	160
Non-Interest Expense
Salaries and employee benefits	121	114	250	234
Net occupancy	19	17	39	34
Equipment	24	21	48	43
Amortization of intangibles	5	5	9	10
Outside services	23	20	46	40
Marketing	4	4	9	8
FDIC insurance	10	8	23	15
Bank shares and franchise taxes	4	4	8	8
Merger-related	—	—	—	2
Other	17	19	32	38
Total Non-Interest Expense	227	212	464	432
Income Before Income Taxes	157	179	313	361
Income taxes	34	37	68	72
Net Income	123	142	245	289
Preferred stock dividends	—	2	6	4
Net Income Available to Common Stockholders	$123	$140	$239	$285
Earnings per Common Share
Basic	$0.34	$0.39	$0.66	$0.79
Diluted	0.34	0.39	0.66	0.78
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$123	$142	$245	$289
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1, $(9), $(3) and $1	2	(31)	(11)	4
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $(4), $(3) and $(3)	(3)	(14)	(12)	(10)
Reclassification adjustment for gains included in net income, net of tax expense of $2, $1, $4 and $2	8	4	15	7
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0, $0, $0 and $0	—	1	—	1
Other Comprehensive Income (Loss)	7	(40)	(8)	2
Comprehensive Income	$130	$102	$237	$291
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended June 30, 2023
Balance at beginning of period	$107	$4	$4,693	$1,471	$(315)	$(172)	$5,788
Comprehensive income (loss)				142	(40)		102
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	(9)	(4)		9	(4)
Repurchase of common stock						(25)	(25)
Restricted stock compensation			2				2
Balance at end of period	$107	$4	$4,686	$1,564	$(355)	$(188)	$5,818
Three Months Ended June 30, 2024
Balance at beginning of period	$—	$4	$4,694	$1,740	$(250)	$(182)	$6,006
Comprehensive income (loss)				123	7		130
Dividends declared:
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	(6)	—		4	(2)
Repurchase of common stock						(3)	(3)
Restricted stock compensation			2				2
Balance at end of period	$—	$4	$4,690	$1,820	$(243)	$(181)	$6,090

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2023
Balance at beginning of period	$107	$4	$4,696	$1,370	$(357)	$(167)	$5,653
Comprehensive income (loss)				289	2		291
Dividends declared:
Preferred stock: $36.26/share				(4)			(4)
Common stock: $0.24/share				(87)			(87)
Issuance of common stock		—	(22)	(4)		16	(10)
Repurchase of common stock						(37)	(37)
Restricted stock compensation			12				12
Balance at end of period	$107	$4	$4,686	$1,564	$(355)	$(188)	$5,818
Six Months Ended June 30, 2024
Balance at beginning of period	$107	$4	$4,692	$1,669	$(235)	$(187)	$6,050
Comprehensive income (loss)				245	(8)		237
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.24/share				(87)			(87)
Redemption of preferred stock	(107)			(4)			(111)
Issuance of common stock		—	(14)	—		9	(5)
Repurchase of common stock						(3)	(3)
Restricted stock compensation			12				12
Adoption of new accounting standard				(1)			(1)
Balance at end of period	$—	$4	$4,690	$1,820	$(243)	$(181)	$6,090
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income	$245	$289
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	32	42
Provision for credit losses	34	33
Deferred tax expense (benefit)	16	(3)
Loans originated for sale	(681)	(458)
Loans sold	702	459
Net (gain) loss on sale of loans	(9)	3
Net change in:
Interest receivable	(17)	(11)
Interest payable	4	24
Bank owned life insurance, excluding purchases	(6)	(5)
Other, net	10	(224)
Net cash flows provided by operating activities	330	149
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,449)	(1,092)
Debt securities available for sale:
Purchases	(725)	(135)
Maturities/payments	603	234
Debt securities held to maturity:
Purchases	(173)	(75)
Maturities/payments	194	175
Increase in premises and equipment	(59)	(60)
Net proceeds from sales of portfolio loans	345	—
Net cash flows provided by (used in) investing activities	(1,264)	(953)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	(389)	(2,668)
Time deposits	670	1,721
Short-term borrowings	1,110	1,019
Proceeds from issuance of long-term borrowings	271	1,220
Repayment of long-term borrowings	(227)	(332)
Redemption of preferred stock	(111)	—
Repurchases of common stock	(3)	(37)
Cash dividends paid:
Preferred stock	(2)	(4)
Common stock	(87)	(87)
Other, net	6	2
Net cash flows provided by (used in) financing activities	1,238	834
Net Increase (Decrease) in Cash and Cash Equivalents	304	30
Cash and cash equivalents at beginning of period	1,576	1,674
Cash and Cash Equivalents at End of Period	$1,880	$1,704
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2024
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of June 30, 2024, we had 345 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and stockholders' equity. Events occurring subsequent to June 30, 2024 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at June 30, 2024 and December 31, 2023. Accrued interest receivable on AFS debt securities totaled $13.3 million at June 30, 2024 and $9.6 million at December 31, 2023, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.

TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
June 30, 2024
U.S. Treasury	$199	$—	$(2)	$197
U.S. government agencies	67	—	—	67
U.S. government-sponsored entities	301	1	(4)	298
Residential MBS:
Agency MBS	951	—	(65)	886
Agency collateralized mortgage obligations	871	—	(113)	758
Agency commercial MBS	1,127	3	(38)	1,092
States of the U.S. and political subdivisions (municipals)	28	—	(2)	26
Other debt securities	41	—	(1)	40
Total debt securities AFS	$3,585	$4	$(225)	$3,364

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2023
U.S. Treasury	$422	$—	$(2)	$420
U.S. government agencies	78	1	—	79
U.S. government-sponsored entities	227	—	(4)	223
Residential MBS:
Agency MBS	814	—	(62)	752
Agency collateralized mortgage obligations	946	—	(114)	832
Agency commercial MBS	905	9	(30)	884
States of the U.S. and political subdivisions (municipals)	30	—	(3)	27
Other debt securities	38	—	(1)	37
Total debt securities AFS	$3,460	$10	$(216)	$3,254

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.27 million and $0.28 million at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on HTM debt securities totaled $14.1 million and $14.7 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
June 30, 2024
U.S. Treasury	$1	$—	$—	$1
U.S. government agencies	1	—	—	1
U.S. government-sponsored entities	28	—	—	28
Residential MBS:
Agency MBS	977	1	(106)	872
Agency collateralized mortgage obligations	769	—	(108)	661
Agency commercial MBS	1,094	2	(50)	1,046
States of the U.S. and political subdivisions (municipals)	1,007	—	(98)	909
Other debt securities	16	—	(2)	14
Total debt securities HTM	$3,893	$3	$(364)	$3,532

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2023
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	68	—	—	68
Residential MBS:
Agency MBS	1,057	2	(101)	958
Agency collateralized mortgage obligations	824	—	(104)	720
Agency commercial MBS	929	4	(43)	890
States of the U.S. and political subdivisions (municipals)	1,017	2	(77)	942
Other debt securities	15	—	(1)	14
Total debt securities HTM	$3,911	$8	$(326)	$3,593

There were no significant gross gains or gross losses realized on securities during the six months ended June 30, 2024 or 2023. In the fourth quarter of 2023, we sold $648.7 million of AFS securities resulting in a realized loss of $67.4 million as part of a proactive balance sheet management strategy. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 85.0% of these securities backed or sponsored by the U.S. government as of June 30, 2024.

As of June 30, 2024, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$112	$110	$3	$3
Due after one year but within five years	461	456	86	82
Due after five years but within ten years	33	32	224	207
Due after ten years	30	30	740	661
	636	628	1,053	953
Residential MBS:
Agency MBS	951	886	977	872
Agency collateralized mortgage obligations	871	758	769	661
Agency commercial MBS	1,127	1,092	1,094	1,046
Total debt securities	$3,585	$3,364	$3,893	$3,532
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

(dollars in millions)	June 30, 2024	December 31, 2023
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$5,805	$6,190
As collateral for short-term borrowings	225	250
Securities pledged as a percent of total securities	83.1%	89.9%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
June 30, 2024
U.S. Treasury	1	$49	$—	2	$74	$(2)	3	$123	$(2)
U.S. government agencies	—	—	—	13	31	—	13	31	—
U.S. government-sponsored entities	3	74	—	7	123	(4)	10	197	(4)
Residential MBS:
Agency MBS	6	179	(1)	104	659	(64)	110	838	(65)
Agency collateralized mortgage obligations	—	—	—	69	758	(113)	69	758	(113)
Agency commercial MBS	16	494	(5)	20	361	(33)	36	855	(38)
States of the U.S. and political subdivisions (municipals)	—	—	—	12	26	(2)	12	26	(2)
Other debt securities	1	5	—	7	18	(1)	8	23	(1)
Total	27	$801	$(6)	234	$2,050	$(219)	261	$2,851	$(225)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2023
U.S. Treasury	—	$—	$—	2	$73	$(2)	2	$73	$(2)
U.S. government agencies	2	4	—	12	36	—	14	40	—
U.S. government-sponsored entities	1	25	—	7	123	(4)	8	148	(4)
Residential MBS:
Agency MBS	—	—	—	104	750	(62)	104	750	(62)
Agency collateralized mortgage obligations	—	—	—	71	832	(114)	71	832	(114)
Agency commercial MBS	1	32	—	20	377	(30)	21	409	(30)
States of the U.S. and political subdivisions (municipals)	—	—	—	13	27	(3)	13	27	(3)
Other debt securities	2	9	—	7	17	(1)	9	26	(1)
Total	6	$70	$—	236	$2,235	$(216)	242	$2,305	$(216)
We evaluated the AFS debt securities that were in an unrealized loss position at June 30, 2024. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of June 30, 2024 is highly rated with an average rating of AA and over 99% of the portfolio rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million. In addition to the strong stand-alone ratings, 61% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
Our corporate bond portfolio, with a carrying amount of $56.1 million as of June 30, 2024 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $3.1 million.
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
For the year-to-date periods ending June 30, 2024 and 2023, we had no significant provision expense and no charge-offs or recoveries for the securities portfolio. The ACL on the HTM portfolio was $0.27 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.21 million relating to other debt securities, as of June 30, 2024, and $0.06 million relating to the municipal bond portfolio and $0.22 million relating to other debt securities as of December 31, 2023. The AFS securities portfolios did not have an ACL at June 30, 2024 or December 31, 2023 and there were no securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $141.6 million at June 30, 2024 and $128.6 million at December 31, 2023, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	June 30, 2024	December 31, 2023
Commercial real estate	$12,664	$12,305
Commercial and industrial	7,597	7,482
Commercial leases	683	599
Other	145	110
Total commercial loans and leases	21,089	20,496
Direct installment	2,700	2,741
Residential mortgages	7,459	6,640
Indirect installment	1,188	1,149
Consumer lines of credit	1,321	1,297
Total consumer loans	12,668	11,827
Total loans and leases, net of unearned income	$33,757	$32,323
The remaining accretable discount included in the amortized cost of acquired loans was $35.8 million and $42.6 million at June 30, 2024 and December 31, 2023, respectively.
The loans and leases portfolio categories are comprised of the following types of loans, where in each case the LGD is dependent on the nature and value of the respective collateral:
•Commercial real estate includes both owner-occupied and non-owner-occupied loans, including construction loans, secured by commercial properties where operational cash flows on owner-occupied properties, including rents paid by stand-alone business customers, or rents received by our borrowers from their tenant(s) on both a property and global basis are the primary default risk drivers;
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	June 30, 2024	December 31, 2023
Commercial real estate:
Percent owner-occupied	29.5%	29.0%
Percent non-owner-occupied	70.5	71.0
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 4.4

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$708	$1,570	$2,133	$2,187	$1,338	$3,515	$176	$11,627
Special Mention	1	14	155	81	140	241	35	667
Substandard	6	16	56	73	20	196	3	370
Total commercial real estate	715	1,600	2,344	2,341	1,498	3,952	214	12,664
Commercial real estate current period gross charge-offs	—	0.3	0.6	0.3	0.1	9.0	—	10.3
Commercial and Industrial:
Risk Rating:
Pass	490	1,360	1,169	671	466	753	2,061	6,970
Special Mention	1	31	37	119	14	70	36	308
Substandard	1	43	20	50	6	81	118	319
Total commercial and industrial	492	1,434	1,226	840	486	904	2,215	7,597
Commercial and industrial current period gross charge-offs	—	0.5	1.0	1.0	0.9	5.2	—	8.6
Commercial Leases:
Risk Rating:
Pass	179	207	121	69	36	48	—	660
Special Mention	—	1	—	—	—	1	—	2
Substandard	—	7	2	5	6	1	—	21
Total commercial leases	179	215	123	74	42	50	—	683
Commercial leases current period gross charge-offs	—	—	—	—	—	0.2	—	0.2
Other Commercial:
Risk Rating:
Pass	8	54	—	—	—	6	77	145
Total other commercial	8	54	—	—	—	6	77	145
Other commercial current period gross charge-offs	—	—	—	—	—	1.9	—	1.9
Total commercial loans and leases	1,394	3,303	3,693	3,255	2,026	4,912	2,506	21,089

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	165	310	667	732	366	447	—	2,687
Past due	—	1	1	1	1	9	—	13
Total direct installment	165	311	668	733	367	456	—	2,700
Direct installment current period gross charge-offs	—	0.1	0.1	0.1	—	0.3	—	0.6
Residential Mortgages:
Current	918	1,499	1,642	1,469	763	1,109	1	7,401
Past due	1	8	6	6	3	34	—	58
Total residential mortgages	919	1,507	1,648	1,475	766	1,143	1	7,459
Residential mortgages current period gross charge-offs	—	0.1	—	—	—	0.1	—	0.2
Indirect Installment:
Current	256	269	323	188	72	60	—	1,168
Past due	—	3	7	7	2	1	—	20
Total indirect installment	256	272	330	195	74	61	—	1,188
Indirect installment current period gross charge-offs	—	0.8	2.5	1.6	0.3	0.2	—	5.4
Consumer Lines of Credit:
Current	5	34	56	13	3	117	1,078	1,306
Past due	—	—	1	1	—	11	2	15
Total consumer lines of credit	5	34	57	14	3	128	1,080	1,321
Consumer lines of credit current period gross charge-offs	—	—	0.1	—	—	0.5	—	0.6
Total consumer loans	1,345	2,124	2,703	2,417	1,210	1,788	1,081	12,668
Total loans and leases	$2,739	$5,427	$6,396	$5,672	$3,236	$6,700	$3,587	$33,757
Total charge-offs	$—	$1.8	$4.3	$3.0	$1.3	$17.4	$—	$27.8

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
June 30, 2024
Commercial real estate	$10	$—	$33	$43	$12,621	$12,664	$19
Commercial and industrial	9	—	45	54	7,543	7,597	19
Commercial leases	2	—	3	5	678	683	—
Other	3	1	2	6	139	145	—
Total commercial loans and leases	24	1	83	108	20,981	21,089	38
Direct installment	7	1	5	13	2,687	2,700	—
Residential mortgages	39	7	12	58	7,401	7,459	—
Indirect installment	18	—	2	20	1,168	1,188	—
Consumer lines of credit	7	2	6	15	1,306	1,321	—
Total consumer loans	71	10	25	106	12,562	12,668	—
Total loans and leases	$95	$11	$108	$214	$33,543	$33,757	$38

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2023
Commercial real estate	$21	$—	$42	$63	$12,242	$12,305	$18
Commercial and industrial	9	—	39	48	7,434	7,482	7
Commercial leases	2	—	3	5	594	599	—
Other	1	1	—	2	108	110	—
Total commercial loans and leases	33	1	84	118	20,378	20,496	25
Direct installment	7	1	5	13	2,728	2,741	—
Residential mortgages	38	7	10	55	6,585	6,640	—
Indirect installment	19	1	2	22	1,127	1,149	—
Consumer lines of credit	10	2	6	18	1,279	1,297	—
Total consumer loans	74	11	23	108	11,719	11,827	—
Total loans and leases	$107	$12	$107	$226	$32,097	$32,323	$25

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	June 30, 2024	December 31, 2023
Non-accrual loans	$108	$107
Total non-performing loans and leases	108	107
Other real estate owned	3	3
Total non-performing assets	$111	$110
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.32%	0.33%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.36	0.38
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.2 million at both June 30, 2024 and December 31, 2023. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at June 30, 2024 and December 31, 2023 totaled $12.9 million and $9.4 million, respectively.
Approximately $65.6 million of commercial loans are collateral dependent at June 30, 2024. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.05 million and $0.08 million at June 30, 2024 and June 30, 2023, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended June 30, 2024
Term Extension
Direct installment	$0.7	0.03%	The modified loans had an average increase in term of 41 months extending the maturity date.
Residential mortgages	3.4	0.05	The modified loans had an average increase in term of 24 months extending the maturity date.
Consumer lines of credit	0.5	0.04	The modified loans had an average increase in term of 162 months extending the maturity date.
Total	4.6
Term Extension and Rate Reduction
Residential mortgages	0.2	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.02	Multiple modifications were made with no material financial effect.
Total	0.4
Other
Commercial real estate	0.1	—	3 to 9 month payment deferrals with no income being earned on these loans.
Total	0.1
Total Outstanding Modified	$5.1

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Six Months Ended June 30, 2024
Term Extension
Direct installment	$0.8	0.03%	The modified loans had an average increase in term of 61 months, extending the maturity date.
Residential mortgages	4.1	0.05	The modified loans had an average increase in term of 28 months, extending the maturity date.
Consumer lines of credit	1.0	0.08	The modified loans had an average increase in term of 208 months, extending the maturity date.
Total	5.9
Rate Reduction
Residential mortgages	0.1	—	The term was extended, with a weighted average yield reduction of 100 basis points.
Total	0.1
Term Extension and Rate Reduction
Commercial real estate	0.9	0.01	Multiple modifications were made with no material financial effect.
Residential mortgages	0.8	0.01	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.02	Multiple modifications were made with no material financial effect.
Total	1.9
Balloon Payment
Commercial real estate	0.6	—	Multiple modifications were made with no material financial effect.
Total	0.6
Other
Commercial real estate	4.2	0.03	3 to 12 month payment deferrals with no income being earned on these loans.
Commercial and industrial	0.6	0.01	Multiple modifications were made with no material financial effect.
Total	4.8
Total Outstanding Modified	$13.3

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended June 30, 2023
Term Extension
Commercial real estate	$11.2	0.10%	The modified loans had an average increase in term of 22 months, extending the maturity date.
Direct installment	0.3	0.01	The repayment on the loans modified were extended, lowering the monthly repayment.
Residential mortgages	1.5	0.02	The modified loans had an average increase in term of 138 months, extending the maturity date.
Total	13.0
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	The term was extended, with a weighted average yield reduction of 487 basis points.
Direct installment	0.2	0.01	The modified loans had an average increase in term of 445 months, extending the maturity date.
Residential mortgages	0.4	0.01	The modified loans had an average increase in term of 151 months, extending the maturity date.
Consumer lines of credit	0.6	0.05	The term was extended, with a weighted average yield reduction of 326 basis points.
Total	1.3
Other
Consumer lines of credit	0.2	0.02	Multiple modifications were made with no material financial effect.
Total	0.2
Total Outstanding Modified	$14.5

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Six Months Ended June 30, 2023
Term Extension
Commercial real estate	$11.5	0.10%	The modified loans had an average increase in term of 22 months, extending the maturity date.
Commercial and industrial	2.3	0.03	The modified loans had an average increase in term of 12 months, extending the maturity date.
Direct installment	0.4	0.01	The repayment on the loans modified were extended, lowering the monthly repayment.
Residential mortgages	1.6	0.03	The modified loans had an average increase in term of 141 months, extending the maturity date.
Consumer lines of credit	0.2	0.02	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	16.0
Term Extension and Rate Reduction
Commercial and industrial	0.2	—	The term was extended, with a weighted average yield reduction of 487 basis points.
Direct installment	0.3	0.01	The modified loans had an average increase in term of 363 months, extending the maturity date.
Residential mortgages	0.7	0.01	The term was extended, with a weighted average yield reduction of 278 basis points.
Consumer lines of credit	0.6	0.05	The term was extended, with a weighted average yield reduction of 326 basis points.
Total	1.8
Other
Commercial real estate	0.3	—	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.02	Multiple modifications were made with no material financial effect.
Total	0.6
Total Outstanding Modified	$18.4
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first six months of 2024.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There were $0.5 million and $5.3 million in specific reserves for commercial loans modified at June 30, 2024 and December 31, 2023, respectively, and pooled reserves for individual loans of $1.9 million and $2.0 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $4.1 million and $3.8 million as of June 30, 2024 and December 31, 2023, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended June 30, 2024
Commercial real estate	$0.4	$—	$—	$0.2	$0.6
Commercial and industrial	—	—	—	0.9	0.9
Total commercial loans and leases	0.4	—	—	1.1	1.5
Residential mortgages	1.5	—	—	—	1.5
Total consumer loans	1.5	—	—	—	1.5
Total	$1.9	$—	$—	$1.1	$3.0

Six Months Ended June 30, 2024
Commercial real estate	$0.7	$0.9	$0.6	$8.8	$11.0
Commercial and industrial	20.3	0.2	—	1.6	22.1
Total commercial loans and leases	21.0	1.1	0.6	10.4	33.1
Residential mortgages	1.7	—	—	—	1.7
Total consumer loans	1.7	—	—	—	1.7
Total	$22.7	$1.1	$0.6	$10.4	$34.8

(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended June 30, 2023
Commercial real estate	$0.4	$—	$0.1	$0.5
Commercial and industrial	—	0.1	—	0.1
Total commercial loans and leases	0.4	0.1	0.1	0.6
Total	$0.4	$0.1	$0.1	$0.6

Six Months Ended June 30, 2023
Commercial real estate	$0.4	$—	$0.7	$1.1
Commercial and industrial	1.5	0.2	—	1.7
Total commercial loans and leases	1.9	0.2	0.7	2.8
Residential mortgages	—	0.3	—	0.3
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.1	0.3	—	0.4
Total	$2.0	$0.5	$0.7	$3.2

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2024
Commercial real estate	$14.8	$—	$—
Commercial and industrial	18.5	—	—
Total commercial loans and leases	33.3	—	—
Direct installment	1.3	0.8	—
Residential mortgages	3.3	2.9	1.2
Consumer lines of credit	1.6	0.4	—
Total consumer loans	6.2	4.1	1.2
Total	$39.5	$4.1	$1.2

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2023
Commercial real estate	$11.9	$—	$—
Commercial and industrial	1.7	0.8	—
Total commercial loans and leases	13.6	0.8	—
Direct installment	0.6	0.1	—
Residential mortgages	1.8	0.5	—
Consumer lines of credit	1.0	—	—
Total consumer loans	3.4	0.6	—
Total	$17.0	$1.4	$—

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2024
Commercial real estate	$161.9	$(3.2)	$0.8	$(2.4)	$(1.8)	$157.7
Commercial and industrial	86.9	(4.7)	1.7	(3.0)	9.6	93.5
Commercial leases	22.4	—	0.1	0.1	0.4	22.9
Other	4.1	(1.0)	0.6	(0.4)	0.3	4.0
Total commercial loans and leases	275.3	(8.9)	3.2	(5.7)	8.5	278.1
Direct installment	30.6	(0.4)	0.2	(0.2)	0.5	30.9
Residential mortgages	79.3	(0.2)	0.1	(0.1)	9.0	88.2
Indirect installment	12.5	(2.5)	0.9	(1.6)	2.2	13.1
Consumer lines of credit	8.6	(0.3)	0.1	(0.2)	0.1	8.5
Total consumer loans	131.0	(3.4)	1.3	(2.1)	11.8	140.7
Total allowance for credit losses on loans and leases	406.3	(12.3)	4.5	(7.8)	20.3	418.8
Allowance for unfunded loan commitments	21.9	—	—	—	(0.1)	21.8
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$428.2	$(12.3)	$4.5	$(7.8)	$20.2	$440.6
Six Months Ended June 30, 2024
Commercial real estate	$166.6	$(10.3)	$1.2	$(9.1)	$0.2	$157.7
Commercial and industrial	87.8	(8.6)	2.5	(6.1)	11.8	93.5
Commercial leases	21.2	(0.2)	0.1	(0.1)	1.8	22.9
Other	3.7	(1.9)	0.9	(1.0)	1.3	4.0
Total commercial loans and leases	279.3	(21.0)	4.7	(16.3)	15.1	278.1
Direct installment	33.8	(0.6)	0.4	(0.2)	(2.7)	30.9
Residential mortgages	70.5	(0.2)	0.1	(0.1)	17.8	88.2
Indirect installment	12.8	(5.4)	1.5	(3.9)	4.2	13.1
Consumer lines of credit	9.2	(0.6)	0.5	(0.1)	(0.6)	8.5
Total consumer loans	126.3	(6.8)	2.5	(4.3)	18.7	140.7
Total allowance for credit losses on loans and leases	405.6	(27.8)	7.2	(20.6)	33.8	418.8
Allowance for unfunded loan commitments	21.5	—	—	—	0.3	21.8
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$427.1	$(27.8)	$7.2	$(20.6)	$34.1	$440.6

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2023
Commercial real estate	$159.2	$(1.8)	$1.3	$(0.5)	$(4.5)	$154.2
Commercial and industrial	101.7	(5.5)	0.7	(4.8)	17.4	114.3
Commercial leases	14.8	—	—	—	0.4	15.2
Other	4.0	(1.6)	0.2	(1.4)	1.2	3.8
Total commercial loans and leases	279.7	(8.9)	2.2	(6.7)	14.5	287.5
Direct installment	36.2	(0.1)	0.1	—	(0.6)	35.6
Residential mortgages	60.4	(0.2)	—	(0.2)	3.2	63.4
Indirect installment	16.6	(2.2)	0.5	(1.7)	1.7	16.6
Consumer lines of credit	10.5	(0.3)	0.2	(0.1)	(0.8)	9.6
Total consumer loans	123.7	(2.8)	0.8	(2.0)	3.5	125.2
Total allowance for credit losses on loans and leases	403.4	(11.7)	3.0	(8.7)	18.0	412.7
Allowance for unfunded loan commitments	20.5	—	—	—	0.5	21.0
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.9	$(11.7)	$3.0	$(8.7)	$18.5	$433.7
Six Months Ended June 30, 2023
Commercial real estate	$162.1	$(8.3)	$2.3	$(6.0)	$(1.9)	$154.2
Commercial and industrial	102.1	(11.3)	1.6	(9.7)	21.9	114.3
Commercial leases	13.5	—	—	—	1.7	15.2
Other	4.0	(2.4)	0.5	(1.9)	1.7	3.8
Total commercial loans and leases	281.7	(22.0)	4.4	(17.6)	23.4	287.5
Direct installment	35.9	(0.4)	0.3	(0.1)	(0.2)	35.6
Residential mortgages	55.5	(0.6)	0.2	(0.4)	8.3	63.4
Indirect installment	17.3	(4.8)	1.1	(3.7)	3.0	16.6
Consumer lines of credit	11.3	(0.6)	0.5	(0.1)	(1.6)	9.6
Total consumer loans	120.0	(6.4)	2.1	(4.3)	9.5	125.2
Total allowance for credit losses on loans and leases	401.7	(28.4)	6.5	(21.9)	32.9	412.7
Allowance for unfunded loan commitments	21.4	—	—	—	(0.4)	21.0
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(28.4)	$6.5	$(21.9)	$32.5	$433.7
Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in millions)
Balance at beginning of period	$21.9	$20.5	$21.5	$21.4
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	(0.1)	0.5	0.4	(0.4)
Consumer portfolio	—	—	(0.1)	—
Balance at end of period	$21.8	$21.0	$21.8	$21.0

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
At June 30, 2024 and December 31, 2023, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2024, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.2% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 5.9% over our R&S forecast period, (iii) S&P Volatility, which increases 12.3% in 2024 and decreases 0.8% in 2025 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2023 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
The ACL on loans and leases of $418.8 million at June 30, 2024 increased $13.2 million, or 3.3%, from December 31, 2023. Our ending ACL coverage ratio at June 30, 2024 was 1.24%, compared to 1.25% at December 31, 2023. Total provision for credit losses for the three months ended June 30, 2024 was $20.2 million compared to $18.5 million for the same period of 2023 which included a $13 million specific reserve established for a single $32 million commercial and industrial loan downgraded to non-performing status during the second quarter of 2023. The second quarter of 2024 reflected net charge-offs of $7.8 million, or 0.09% annualized of average total loans, compared to $8.7 million, or 0.11% annualized, in the second quarter of 2023. Total provision for credit losses for the six months ended June 30, 2024 was $34.1 million compared to $32.6 million for the same period of 2023. Net charge-offs were $20.6 million, or 0.13% annualized of average total loans, during the six months ended June 30, 2024, compared to $21.9 million, or 0.14% annualized, for the same period of 2023.
NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	June 30, 2024	December 31, 2023
Mortgage loans sold with servicing retained	$6,095	$5,729
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Mortgage loans sold with servicing retained	$306	$261	$622	$459
Pre-tax net gains (losses) resulting from above loan sales (1)	5	1	11	1
Mortgage servicing fees (1)	3	4	7	7
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.

Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$62.5	$54.3	$59.5	$52.8
Additions	3.9	2.7	7.8	5.2
Payoffs and curtailments	(0.8)	—	(1.3)	(0.3)
Impairment (charge) / recovery	—	—	0.2	—
Amortization / other	(0.5)	(1.3)	(1.1)	(2.0)
Balance at end of period	$65.1	$55.7	$65.1	$55.7
Fair value, beginning of period	$75.2	$67.8	$71.8	$68.6
Fair value, end of period	78.0	72.1	78.0	72.1
There was no valuation allowance for MSRs at June 30, 2024 and the valuation allowance for MSRs as of December 31, 2023 was $0.2 million.
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	June 30, 2024	December 31, 2023
Weighted average life (months)	92	92
Constant prepayment rate (annualized)	8.1%	7.9%
Discount rate	10.2%	10.2%
Effect on fair value due to change in interest rates:
+2.00%	$8	$7
+1.00%	6	5
+0.50%	4	3
+0.25%	2	2
-0.25%	(2)	(2)
-0.50%	(5)	(4)
-1.00%	(10)	(8)
-2.00%	(19)	(21)
-3.00%	(36)	(42)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of June 30, 2024, we had operating lease right-of-use assets and operating lease liabilities of $199.3 million and $240.4 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $34.6 million and $36.2 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2024, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $8.0 million in right-of-use assets and $8.3 million in other liabilities. These operating leases are currently expected to commence in 2024 and 2025 with lease terms of up to 20 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. Beginning in 2023, several floors of the FNB headquarters building have been made available to FNB for the purpose of constructing our office spaces, and we commenced the lease of those floors. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Operating lease cost	$9	$8	$19	$16
Variable lease cost	2	1	3	2
Finance lease cost	1	1	2	2
Total lease cost	$12	$10	$24	$20
Other information related to leases is as follows:
TABLE 7.2

	Six Months Ended June 30,
(dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15	$7
Operating cash flows from finance leases	$1	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25	$—
Finance leases	$4	$—
Weighted average remaining lease term (years):
Operating leases	11.00	9.11
Finance leases	19.00	19.97
Weighted average discount rate:
Operating leases	3.8%	2.7%
Finance leases	3.4%	3.1%

Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
June 30, 2024
0 - 12 months	$35	$2	$37
13 - 24 months	30	2	32
25 - 36 months	27	2	29
37 - 48 months	25	3	28
49 - 60 months	23	3	26
Later years	164	37	201
Total lease payments	304	49	353
Less: imputed interest	(64)	(13)	(77)
Present value of lease liabilities	$240	$36	$276
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
TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2024
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	174	81	174
Other investments	28	—	28
Total	$205	$154	$202
December 31, 2023
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	143	62	143
Other investments	40	6	40
Total	$186	$141	$183
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
We apply the proportional amortization method of accounting for our investments in LIHTC partnerships. Effective January 1, 2024, upon the adoption of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, we also began applying the proportional amortization method of accounting to our investments in HTC and NMTC partnerships. The proportional amortization method recognizes the amortized cost of the investments in these tax credit partnerships as a component of income tax expense on the Consolidated Statements of Income. Prior to the adoption of ASU 2023-02, we applied the equity method of accounting to the investments in HTC and NMTC partnerships. The adoption of ASU 2023-02 did not have a material impact on our consolidated financial statements. We record our investment in tax credit partnerships as a component of other assets.
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	June 30, 2024	December 31, 2023
Tax credit investments included in other assets	$93	$81
Unfunded tax credit investments	81	62
In the first quarter of 2024, we adopted ASU 2023-02, resulting in the amortization of HTC and NMTC investments being recognized in the provision for income taxes as of the adoption of this standard. These activities were previously recognized in non-interest expense.

The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Provision for income taxes:
Amortization of tax credit investments under proportional method	$6	$4	$11	$8
Tax credits from tax credit investments	(6)	(4)	(11)	(8)
Other tax benefits related to tax credit investments	(1)	—	(2)	(1)
Total impact on provision for income taxes	$(1)	$—	$(2)	$(1)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.
NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	June 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$201	$233
Federal Home Loan Bank advances	2,990	1,900
Federal funds purchased	298	260
Subordinated notes	127	113
Total short-term borrowings	$3,616	$2,506
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $840.0 million, or 28.1%, had overnight maturities as of June 30, 2024. We had $450.0 million, or 23.7%, of short-term FHLB advances with overnight maturities as of December 31, 2023. At June 30, 2024, $200.0 million, or 6.7%, of the short-term FHLB advances were swapped to fixed rates with various maturities through 2024. This compares to $400.0 million, or 21.1%, as of December 31, 2023. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.

Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	June 30, 2024	December 31, 2023
Federal Home Loan Bank advances	$1,250	$1,200
Senior notes	349	349
Subordinated notes	77	82
Junior subordinated debt	73	73
Other subordinated debt	267	267
Total long-term borrowings	$2,016	$1,971
Our banking affiliate has available credit with the FHLB of $11.6 billion, of which $4.2 billion was utilized and included in short-term and long-term borrowings and $450.0 million was utilized for a letter of credit for pledging of public funds as of June 30, 2024. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2024 while the long-term borrowings are scheduled to mature periodically through 2027. Effective interest rates paid on fixed rate long-term FHLB advances ranged from 4.23% to 4.88% for both the three months ended June 30, 2024 and for the year ended December 31, 2023. The effective interest rate paid on variable rate long-term FHLB advances was Overnight SOFR plus an average spread of 33.1 basis points for the three months ended June 30, 2024. There were no variable rate advances for the year ended December 31, 2023.
The following table provides information relating to our senior notes and other subordinated debt as of June 30, 2024. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 9.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$349	8/25/2025	5.150%
Total senior notes	350	347	349
Other Subordinated Debt:
7.984% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	7.984%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
8.620% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (4)	25	26	24	12/6/2028	8.620%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (3) (4)	25	24	24	5/29/2030	5.000%
Total other subordinated debt	270	266	267
Total	$620	$613	$616
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
The following table provides information relating to the Trusts as of June 30, 2024:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	7.25%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	6.92%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	7.05%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	7.08%	SOFR + 148 bps
Total	$77	$3	$73
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Other Credit Availability
Our banking affiliate has additional unused other wholesale credit availability of $7.9 billion as of June 30, 2024.
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
All derivatives are carried on the Consolidated Balance Sheets at fair value and do not take into account the effects of master netting arrangements we have with other financial institutions. Credit risk is included in the determination of the estimated fair value of derivatives. Derivative assets are reported in the Consolidated Balance Sheets in other assets and derivative liabilities are reported in other liabilities. Cash flow activity relating to derivative assets and derivative liabilities is reported in the other, net line in operating activities on the Consolidated Statements of Cash Flows. Changes in fair value are recognized in earnings except for certain changes related to derivative instruments designated as part of a cash flow hedging relationship, which are recognized in other comprehensive income.

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	June 30, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,600	$—	$3	$1,800	$1	$—
Interest rate swaps – not designated	5,806	104	16	5,660	74	35
Total subject to master netting arrangements	7,406	104	19	7,460	75	35
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,806	16	336	5,660	35	289
Interest rate lock commitments – not designated	323	3	—	239	5	—
Forward delivery commitments – not designated	366	1	1	294	1	4
Credit risk contracts – not designated	762	—	—	629	—	—
Total not subject to master netting arrangements	7,257	20	337	6,822	41	293
Total	$14,663	$124	$356	$14,282	$116	$328
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

The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2024	2023		2024	2023
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(15)	$(13)	Interest income (expense)	$(19)	$(9)
			Other income	—	—
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Six months ended June 30,
	2024		2023
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$975	$60	$823	$32
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(25)	6	(21)	12
As of June 30, 2024, the maximum length of time over which forecasted interest cash flows are hedged is 1.8 years. In the twelve months that follow June 30, 2024, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $35.9 million ($27.8 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2024.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the six months ended June 30, 2024 and 2023, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $603.9 million as of June 30, 2024 have remaining terms ranging from one month to seventeen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at both June 30,

2024 and December 31, 2023. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at June 30, 2024 and $0.2 million and $0.1 million, respectively at December 31, 2023.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Six Months Ended June 30,
(in millions)	Consolidated Statements of Income Location	2024	2023
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	4	3
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay nothing as of June 30, 2024 or December 31, 2023, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 10.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
June 30, 2024
Derivative Assets
Interest rate contracts:
Not designated	$104	$—	$103	$1
Total	$104	$—	$103	$1

Derivative Liabilities
Interest rate contracts:
Designated	$3	$—	$3	$—
Not designated	16	—	16	—
Total	$19	$—	$19	$—

December 31, 2023
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	74	—	74	—
Total	$75	$—	$75	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$35	$—	$35	$—
Total	$35	$—	$35	$—

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

Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	June 30, 2024	December 31, 2023
Commitments to extend credit	$14,103	$13,656
Standby letters of credit	253	257
At June 30, 2024, funding of 76.8% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $21.8 million at June 30, 2024 and $21.5 million at December 31, 2023. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Note 9, “Borrowings” in the Notes to Consolidated Financial Statements.
Other Legal Proceedings
In the ordinary course of business, we may assert claims in legal proceedings against another party or parties, and likewise may be named as defendants in, or made parties to, pending and potential legal actions. Also, as regulated entities, we are subject to governmental and regulatory examinations, information-gathering requests, and may be subject to investigations and proceedings (both formal and informal). Such asserted or threatened claims, litigation, investigations, inquiries, regulatory and administrative proceedings typically entail matters that are considered incidental to the normal conduct of business. Claims for significant monetary damages may be asserted in many of these types of legal actions, while claims for disgorgement, reimbursement, restitution, penalties and/or other remedial actions or sanctions may be sought in regulatory matters. In these instances, if we determine that we have meritorious defenses, we will engage in an aggressive defense. However, if management determines, in consultation with counsel, that settlement of a matter is in the best interest of FNB and our shareholders, we may do so. It is inherently difficult to predict the eventual outcomes of such matters given their complexity and the particular facts and circumstances at issue in each of these matters. However, on the basis of our current knowledge and understanding, and advice of counsel, we do not believe that judgments, sanctions, settlement resolutions, regulatory actions, investigations, inquiries, settlements or orders, if any, that have arisen or may arise from these matters (either individually or in the aggregate, after giving effect to applicable reserves and insurance coverage) will have a material adverse effect on our financial position or liquidity, although they could potentially have a material effect on net income in a given period.
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputes, related to the assessment of mortgage lending activities during a four-year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. The settlement includes FNBPA's commitment to provide $11.75 million in subsidies on mortgages and home equity loans originated in the Charlotte and Winston-Salem, North Carolina markets beginning in 2024, continuing until the full amount has been deployed. This subsidy amount is part of our existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. The settlement was not initiated through a referral by a federal bank regulatory agency or consumer complaint, and included no civil money penalties levied against FNBPA.
NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,249,783 and 1,354,017 restricted stock units during the six months ended June 30, 2024 and 2023, respectively, including 331,182 and 282,106 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock, including 8,000,000 shares registered during the second quarter of 2024. As of June 30, 2024, we had 9,106,891 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Six Months Ended June 30,
	2024		2023
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,502,598	$12.89	4,821,182	$10.30
Granted	1,249,783	14.04	1,354,017	12.74
Net adjustment	341,857	—	306,917	8.43
Vested	(1,499,097)	12.76	(2,303,266)	7.99
Forfeited/expired/canceled	(27,777)	12.25	(578,493)	8.13
Dividend reinvestment	—	—	74,505	12.16
Unvested units outstanding at end of period	3,567,364	13.36	3,674,862	12.87

The following table provides certain information related to restricted stock units:
TABLE 12.2

(in millions)	Six Months Ended June 30,
	2024	2023
Stock-based compensation expense	$12	$13
Tax benefit related to stock-based compensation expense	3	3
Fair value of units vested	19	30
As of June 30, 2024, there was $15.6 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of June 30, 2024 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,614,032	953,332	3,567,364
Unrecognized compensation expense	$15	$1	$16
Intrinsic value	$36	$13	$49
Weighted average remaining life (in years)	1.96	1.72	1.89
NOTE 13.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2024	2023	2024	2023
Current income taxes:
Federal taxes	$30	$36	$47	$67
State taxes	2	3	4	5
Total current income taxes	32	39	51	72
Deferred income taxes:
Federal taxes	1	(3)	14	(1)
State taxes	1	1	3	1
Total deferred income taxes	2	(2)	17	—
Total income taxes	$34	$37	$68	$72
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	21.6	20.5	21.6	20.0
Income tax expense was lower for the six months ended June 30, 2024 due to lower pre-tax earnings, partially offset by lower stock compensation vesting deductions, higher disallowance of FDIC premium deductions and higher levels of proportional amortization for certain tax credit investments resulting from the adoption of FASB ASU 2023-02 on January 1, 2024. The effective tax rate increased for the three months ended June 30, 2024 as a result of these offsetting items.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $107.4 million and $120.8 million at June 30, 2024 and December 31, 2023, respectively.
NOTE 14.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2024
Balance at beginning of period	$(160)	$(33)	$(42)	$(235)
Other comprehensive (loss) income before reclassifications	(11)	(12)	—	(23)
Amounts reclassified from AOCI	—	15	—	15
Net current period other comprehensive (loss) income	(11)	3	—	(8)
Balance at end of period	$(171)	$(30)	$(42)	$(243)
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

The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2024	2023	2024	2023
Net income	$123	$142	$245	$289
Less: Preferred stock dividends	—	2	6	4
Net income available to common stockholders	$123	$140	$239	$285
Basic weighted average common shares outstanding	361,754,312	360,124,415	361,500,357	360,489,630
Net effect of dilutive stock options and restricted stock	946,921	2,501,767	1,159,902	3,286,929
Diluted weighted average common shares outstanding	362,701,233	362,626,182	362,660,259	363,776,559
Earnings per common share:
Basic	$0.34	$0.39	$0.66	$0.79
Diluted	$0.34	$0.39	$0.66	$0.78
There were no anti-dilutive shares for the six months ended June 30, 2024 and 2023.

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Six Months Ended June 30,
(in millions)	2024	2023
Interest paid on deposits and other borrowings	$461	$238
Income taxes paid	26	67
Transfers of loans to other real estate owned	1	1
Loans transferred to portfolio from held for sale	12	26
We did not have any restricted cash as of June 30, 2024 and 2023.
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
TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2024
Interest income	$555	$—	$—	$2	$557
Interest expense	233	—	—	8	241
Net interest income	322	—	—	(6)	316
Provision for credit losses	20	—	—	—	20
Non-interest income	65	20	6	(3)	88
Non-interest expense (1)	199	14	6	3	222
Amortization of intangibles	5	—	—	—	5
Income tax expense (benefit)	36	1	—	(3)	34
Net income (loss)	127	5	—	(9)	123
Total assets	47,421	42	36	216	47,715
Total intangibles	2,503	9	25	—	2,537
At or for the Three Months Ended June 30, 2023
Interest income	$483	$—	$—	$1	$484
Interest expense	147	—	—	8	155
Net interest income	336	—	—	(7)	329
Provision for credit losses	19	—	—	—	19
Non-interest income	57	18	7	(1)	81
Non-interest expense (1)	187	13	5	2	207
Amortization of intangibles	5	—	—	—	5
Income tax expense (benefit)	39	1	1	(4)	37
Net income (loss)	143	4	1	(6)	142
Total assets	44,629	39	32	78	44,778
Total intangibles	2,521	9	26	—	2,556
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2024
Interest income	$1,097	$—	$—	$3	$1,100
Interest expense	451	—	—	14	465
Net interest income	646	—	—	(11)	635
Provision for credit losses	34	—	—	—	34
Non-interest income	127	40	13	(4)	176
Non-interest expense (1)	410	27	10	8	455
Amortization of intangibles	9	—	—	—	9
Income tax expense (benefit)	70	3	1	(6)	68
Net income (loss)	250	10	2	(17)	245
Total assets	47,421	42	36	216	47,715
Total intangibles	2,503	9	25	—	2,537
At or for the Six Months Ended June 30, 2023
Interest income	$925	$—	$—	$3	$928
Interest expense	245	—	—	17	262
Net interest income	680	—	—	(14)	666
Provision for credit losses	33	—	—	—	33
Non-interest income	112	36	14	(2)	160
Non-interest expense (1)	382	26	9	5	422
Amortization of intangibles	10	—	—	—	10
Income tax expense (benefit)	77	2	1	(8)	72
Net income (loss)	290	8	4	(13)	289
Total assets	44,629	39	32	78	44,778
Total intangibles	2,521	9	26	—	2,556
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$197	$—	$—	$197
U.S. government agencies	—	67	—	67
U.S. government-sponsored entities	—	298	—	298
Residential MBS:
Agency MBS	—	886	—	886
Agency collateralized mortgage obligations	—	758	—	758
Agency commercial MBS	—	1,092	—	1,092
States of the U.S. and political subdivisions (municipals)	—	26	—	26
Other debt securities	—	40	—	40
Total debt securities available for sale	197	3,167	—	3,364
Loans held for sale	—	128	—	128
Loans receivable	—	—	47	47
Derivative financial instruments
Trading	—	120	—	120
Not for trading	—	1	3	4
Total derivative financial instruments	—	121	3	124
Total assets measured at fair value on a recurring basis	$197	$3,416	$50	$3,663
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$353	$—	$353
Not for trading	—	3	—	3
Total derivative financial instruments	—	356	—	356
Total liabilities measured at fair value on a recurring basis	$—	$356	$—	$356

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$420	$—	$—	$420
U.S. government agencies	—	79	—	79
U.S. government-sponsored entities	—	223	—	223
Residential MBS:
Agency MBS	—	752	—	752
Agency collateralized mortgage obligations	—	832	—	832
Agency commercial MBS	—	884	—	884
States of the U.S. and political subdivisions (municipals)	—	27	—	27
Other debt securities	—	37	—	37
Total debt securities available for sale	420	2,834	—	3,254
Loans held for sale	—	150	—	150
Derivative financial instruments
Trading	—	109	—	109
Not for trading	—	2	5	7
Total derivative financial instruments	—	111	5	116
Total assets measured at fair value on a recurring basis	$420	$3,095	$5	$3,520
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$324	$—	$324
Not for trading	—	4	—	4
Total derivative financial instruments	—	328	—	328
Total liabilities measured at fair value on a recurring basis	$—	$328	$—	$328
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Other Debt Securities	Loans Receivable	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2024
Balance at beginning of period	$—	$—	$5	$5
Purchases, issuances, sales and settlements:
Issuances	—	—	3	3
Settlements	—	—	(5)	(5)
Transfers into Level 3	—	47	—	47
Balance at end of period	$—	$47	$3	$50
Year Ended December 31, 2023
Balance at beginning of period	$—	$—	$—	$—
Purchases, issuances, sales and settlements:
Issuances	—	—	6	6
Settlements	—	—	(1)	(1)
Balance at end of period	$—	$—	$5	$5

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first six months of 2024, $47.3 million in loans receivable were measured using the fair value option at Level 3 on a recurring basis. There were no transfers of assets or liabilities between the hierarchy levels during the first six months of 2023.
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
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2024
Collateral dependent loans	$—	$—	$35	$35
Other assets - MSRs	—	—	1	1
December 31, 2023
Collateral dependent loans	$—	$—	$35	$35
Indirect installment loans held for sale	—	—	338	338
Other assets - MSRs	—	—	12	12
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the six months or twelve months ended June 30, 2024 and December 31, 2023, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2024 had a carrying amount of $34.8 million, which includes an allocated ACL of $7.3 million. The ACL includes a provision applicable to the current period fair value measurements of $7.1 million, which was included in provision for credit losses for the six months ended June 30, 2024.
MSRs measured at fair value on a non-recurring basis had a carrying value of $0.7 million, and there was no valuation allowance as of June 30, 2024. The valuation allowance includes a provision of $0.2 million included in earnings for 2024.
Fair Value of Financial Instruments
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Financial Assets
Cash and cash equivalents	$1,880	$1,880	$1,880	$—	$—
Debt securities available for sale	3,364	3,364	197	3,167	—
Debt securities held to maturity	3,893	3,532	—	3,532	—
Net loans and leases, including loans held for sale	33,470	31,998	—	128	31,870
Loan servicing rights	67	79	—	—	79
Derivative assets	124	124	—	121	3
Accrued interest receivable	178	178	178	—	—
Financial Liabilities
Deposits	34,994	34,938	28,107	6,831	—
Short-term borrowings	3,616	3,633	3,633	—	—
Long-term borrowings	2,016	2,043	—	1,274	769
Derivative liabilities	356	356	—	356	—
Accrued interest payable	73	73	73	—	—
December 31, 2023
Financial Assets
Cash and cash equivalents	$1,576	$1,576	$1,576	$—	$—
Debt securities available for sale	3,254	3,254	420	2,834	—
Debt securities held to maturity	3,911	3,593	—	3,593	—
Net loans and leases, including loans held for sale	32,405	30,641	—	150	30,491
Loan servicing rights	61	73	—	—	73
Derivative assets	116	116	—	111	5
Accrued interest receivable	160	160	160	—	—
Financial Liabilities
Deposits	34,711	34,654	28,496	6,158	—
Short-term borrowings	2,506	2,505	2,505	—	—
Long-term borrowings	1,971	1,928	—	1,192	736
Derivative liabilities	328	328	—	328	—
Accrued interest payable	69	69	69	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the six-month periods ended June 30, 2024 and 2023. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. Our results of operations for the six months ended June 30, 2024 are not necessarily indicative of results expected for the full year.
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
•Our ability to take certain capital actions, including returning capital to shareholders, is subject to us meeting or exceeding minimum capital levels. Our regulatory capital ratios in the future will depend on, among other things, our financial performance, the scope and terms of final capital regulations then in effect and management actions affecting the composition of our balance sheet.
•Historically we have grown our business in part through acquisitions, new strategic and business initiatives and new products. Potential risks and uncertainties include those presented by the nature of the business acquired, the strategic or business initiative or the new product, including in some cases those associated with our entry into new business lines or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, increased scrutiny associated with the regulatory approval process, other regulatory issues stemming from such acquisitions or new initiatives or product lines, the integration of the acquired businesses into us after closing or any failure to execute strategic or operational plans.
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
◦Changes to laws and regulations, including changes affecting the oversight of the financial services industry along with changes in enforcement and interpretation of such laws and regulations, and changes to accounting standards governing bank capital requirements, loan loss reserves and liquidity standards.
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

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, operating return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, pre-provision net revenue (reported), operating pre-provision net revenue, operating non-interest expense, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
FINANCIAL SUMMARY
Net income available to common stockholders for the second quarter of 2024 was $123.0 million or $0.34 per diluted common share, compared to net income available to common stockholders for the second quarter of 2023 of $140.4 million or $0.39 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.34 for the second quarter of 2024, excluding less than $0.01 of significant items impacting earnings per diluted common share, while the second quarter of 2023 was $0.39, excluding less than $0.01 of significant items impacting earnings per diluted common share.
Pre-provision net revenue (non-GAAP) increased over 4%, on a linked-quarter basis, supported by our well-managed expenses and strong non-interest income levels. Tangible book value per share grew 12% year-over-year to reach a record high at $9.88. We continue to execute on our strategy to steadily increase market share by leveraging our investments in eStore® and our experienced banking teams, shown by our linked-quarter loan and deposit growth of 3.6% and 0.7%, respectively, including non-interest-bearing deposit growth of 0.8%. Our capital position remained strong as we were able to support robust loan growth and maintain the tangible common equity ratio (non-GAAP) near 8% and the CET1 regulatory capital ratio at 10.2%. Our comprehensive approach to credit risk management has led to strong and stable asset quality results with non-performing loans and OREO to total loans and leases plus OREO ending at 0.33%, a multi-year low, and net charge-offs to total average loans and leases at 0.09%.
Income Statement Highlights (second quarter of 2024 compared to second quarter of 2023, except as noted)
•Net interest income decreased $13.4 million, or 4.1%, to $315.9 million primarily due to higher deposit costs, including balance migration to higher yielding deposit products, as well as higher total average borrowings, partially offset by growth in earning assets and higher earning asset yields.
•Net interest margin (FTE) (non-GAAP) decreased 28 basis points to 3.09% as a 49 basis point increase in the total yield on earnings assets (non-GAAP) was more than offset by total cost of funds increasing 82 basis points.

•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) decreased 9 basis points to 3.09% largely due to increased short-term borrowings to fund the strong loan growth in the quarter as a 3 basis point increase in the total yield on earning assets (non-GAAP) to 5.43% was more than offset by a 13 basis point increase in the total cost of funds to 2.46%.
•The provision for credit losses of $20.2 million supported the strong loan growth as well as net charge-off activity.
•Non-interest income totaled $87.9 million, benefiting from our diversified business model.
•Pre-provision net revenue (non-GAAP) totaled $177.2 million, a 4.4% increase from the prior quarter. On an operating basis, pre-provision net revenue (non-GAAP) totaled $178.0 million, a 3.0% increase from the prior quarter, driven by a decrease in non-interest expense and continued strong non-interest income generation, more than offsetting the decrease in net interest income. Reported non-interest expense included an additional FDIC insurance special assessment expense (pre-tax) of $0.8 million due to last year's bank failures, bringing the year-to-date FDIC special assessment expense to $5.2 million.
•Non-interest expense totaled $226.6 million, a decrease of $10.5 million, or 4.4%, on a linked-quarter basis. The second quarter of 2024 included significant items of $0.8 million (pre-tax) of FDIC special assessment. The second quarter of 2023 included a significant item of $0.2 million (pre-tax) of merger expenses. On an operating basis, non-interest expense (non-GAAP) totaled $225.8 million and increased $14.0 million, or 6.6%, when adjusting for significant items.
•The efficiency ratio (non-GAAP) remained at a solid level of 54.4%, compared to 50.0% at June 30, 2023, and 56.0% at March 31, 2024.
Balance Sheet Highlights
~~•~~Period-end total loans and leases increased $2.4 billion, or 7.7%, compared to June 30, 2023. Commercial loans and leases increased $1.4 billion, or 7.2%, and consumer loans increased $989.5 million, or 8.5%. Our loan growth was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
~~•~~On a linked-quarter basis, period-end total loans and leases increased $1.2 billion, or 3.6%, as consumer loans increased $632.7 million and commercial loans and leases increased $540.1 million, including healthy growth in commercial and industrial loans and equipment finance, as well as the seasonal peak for residential mortgage originations.
•Period-end total deposits increased $1.2 billion, or 3.5%, compared to June 30, 2023, driven by an increase of $1.6 billion in time deposits and $879.2 million in interest-bearing demand deposits which more than offset the decline in non-interest-bearing demand deposits of $851.5 million and savings deposits of $410.6 million as customers continued to opt for higher-yielding deposit products given the interest rate environment.
•On a linked-quarter basis, period-end total deposits increased $258.6 million, or 0.7%, with an increase in non-interest-bearing deposits of 0.8%. The mix of non-interest-bearing deposits to total deposits equaled 29% at June 30, 2024, consistent with the prior two quarter-ends.
•The loan-to-deposit ratio was 96% at June 30, 2024, compared to the prior quarter at 94%, driven by the strong seasonal loan growth.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO decreased 14 basis points to 0.33%. Total delinquency decreased 12 basis points to 0.63%, compared to 0.75% at June 30, 2023. Both measures continue to remain at or near historically low levels.
•The second quarter of 2024 reflected net charge-offs of $7.8 million, or 0.09% annualized of total average loans.
•The ACL was $418.8 million, an increase of $6.0 million compared to June 30, 2023, with the ratio of the ACL to total loans and leases decreasing 8 basis points to 1.24% reflecting net loan growth and charge-off activity.
•Tangible book value per common share (non-GAAP) of $9.88, increased $1.09, or 12.4%, compared to June 30, 2023. AOCI reduced the tangible book value per common share (non-GAAP) by $0.67 as of June 30, 2024, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $0.70 reduction as of March 31, 2024, and a $0.99 reduction as of June 30, 2023.
•Our capital position remained strong as we were able to support robust loan growth and maintain the tangible common equity ratio near 8% and the CET1 regulatory capital ratio at 10.2%.
•During the second quarter of 2024, we repurchased 250,000 shares of our common stock at a weighted average share price of $13.56 while maintaining capital at or above stated operating levels and supporting loan growth in the quarter.

TABLE 1

	Three Months Ended June 30,
Quarterly Results Summary	2024	2023
Reported results
Net income available to common stockholders (millions)	$123.0	$140.4
Net income per diluted common share	0.34	0.39
Book value per common share	16.94	15.92
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	123.7	140.5
Operating net income per diluted common share	0.34	0.39
Average diluted common shares outstanding (thousands)	362,701	362,626
Significant items impacting earnings(1) (millions)
Pre-tax merger-related expenses	$—	$(0.2)
After-tax impact of merger-related expenses	—	(0.1)
Pre-tax FDIC assessment	(0.8)	—
After-tax impact of FDIC assessment	(0.6)	—
Total significant items after-tax	$(0.6)	$(0.1)
Capital measures
Common equity tier 1	10.19%	10.05%
Tangible common equity to tangible assets (non-GAAP)	7.86	7.47
Tangible book value per common share (non-GAAP)	$9.88	$8.79

	Six Months Ended June 30,
Year-to-Date Results Summary	2024	2023
Reported results
Net income available to common stockholders (millions)	$239.4	$284.9
Net income per diluted common share	0.66	0.78
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	246.4	286.6
Operating net income per diluted common share	0.68	0.79
Average diluted common shares outstanding (thousands)	362,660	363,777
Significant items impacting earnings(1) (millions)
Preferred dividend equivalent at redemption	$(4.0)	$—
Pre-tax merger-related expenses	—	(2.2)
After-tax impact of merger-related expenses	—	(1.8)
Pre-tax branch consolidation costs	(1.2)	—
After-tax impact of branch consolidation costs	(0.9)	—
Pre-tax FDIC assessment	(5.2)	—
After-tax impact of FDIC assessment	(4.1)	—
Pre-tax reduction of previous estimated loss on indirect auto loan sale	2.6	—
After-tax impact of previous estimated loss on indirect auto loan sale	2.1	—
Total significant items after-tax	$(6.9)	$(1.8)
(1) Favorable (unfavorable) impact on earnings

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023
Net income available to common stockholders for the three months ended June 30, 2024 was $123.0 million or $0.34 per diluted common share, compared to $140.4 million or $0.39 per diluted common share for the three months ended June 30, 2023. On an operating basis, second quarter of 2024 earnings per diluted common share (non-GAAP) was $0.34, excluding $0.8 million (pre-tax) of FDIC insurance special assessment expense. By comparison, second quarter of 2023 earnings per diluted common share (non-GAAP) was $0.39 on an operating basis, excluding $2.1 million (pre-tax) in merger-related significant items.
Net interest income totaled $315.9 million a decrease of $13.4 million, or 4.1%, primarily due to higher deposit costs resulting from balance migration to higher yielding deposit products, as well as increased total average borrowings, partially offset by growth in earning assets and higher earning asset yields. The net interest margin (FTE) (non-GAAP) decreased 28 basis points to 3.09%. The yield on earning assets (non-GAAP) increased 49 basis points to 5.43%, reflecting the higher interest rate environment as the FOMC raised the target federal funds rate by 25 basis points on July 27, 2023. The earning assets yield increase was driven by a 65 basis point increase on investment securities to 3.14% which benefited from the balance sheet restructuring in late 2023 and a 43 basis point increase on loans to 5.96%. Total cost of funds increased 82 basis points to 2.46% with a 96 basis point increase in interest-bearing deposit costs to 2.93%, and an increase of 122 basis points in short-term borrowing costs. The provision for credit losses was $20.2 million, compared to $18.5 million with the current quarter's level supporting strong loan growth. Non-interest income increased by $7.6 million, or 9.5%, reflecting increased service charges income, mortgage banking operations income, wealth management revenues and dividends on non-marketable equity securities, offset by reduced capital markets income and interchange and card transaction fees. Non-interest expense for the second quarter of 2024 increased $14.7 million, or 6.9%. The biggest drivers of the non-interest expense increase were salaries and benefits expense with an increase of $7.0 million, or 6.1%, primarily from production-related commissions and normal annual merit increases, and net occupancy and equipment expense with an increase of $4.9 million, or 13.0%, largely from technology-related investments. Income taxes of $34.0 million declined $2.7 million, or 7.4% from lower pre-tax income levels.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended June 30,		$	%
(in thousands, except per share data)	2024	2023	Change	Change
Net interest income	$315,890	$329,244	$(13,354)	(4.1)%
Provision for credit losses	20,189	18,516	1,673	9.0
Non-interest income	87,922	80,309	7,613	9.5
Non-interest expense	226,612	211,955	14,657	6.9
Income taxes	33,974	36,690	(2,716)	(7.4)
Net income	123,037	142,392	(19,355)	(13.6)
Less: Preferred stock dividends	—	2,010	(2,010)	(100.0)
Net income available to common stockholders	$123,037	$140,382	$(17,345)	(12.4)%
Earnings per common share – Basic	$0.34	$0.39	$(0.05)	(12.8)%
Earnings per common share – Diluted	0.34	0.39	(0.05)	(12.8)
Cash dividends per common share	0.12	0.12	—	—

The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended June 30,
	2024	2023
Return on average equity	8.20%	9.79%
Return on average tangible common equity (1)	14.54	18.28
Return on average assets	1.06	1.29
Return on average tangible assets (1)	1.16	1.40
Book value per common share	$16.94	$15.92
Tangible book value per common share (1)	9.88	8.79
Equity to assets	12.76%	12.99%
Average equity to average assets	12.99	13.13
Common equity to assets	12.76	12.75
Tangible common equity to tangible assets (1)	7.86	7.47
Common equity tier 1 capital ratio	10.19	10.05
Dividend payout ratio	35.42	30.88
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$868,390	$8,207	3.80%	$1,234,026	$13,131	4.27%
Taxable investment securities (1)	6,154,907	47,564	3.09	6,084,971	35,244	2.32
Tax-exempt investment securities (1)(2)	1,033,552	8,911	3.45	1,059,893	9,207	3.47
Loans held for sale	110,855	2,519	9.09	102,187	1,844	7.23
Loans and leases (2)(3)	33,255,738	492,902	5.96	31,048,352	428,043	5.53
Total interest-earning assets (2)	41,423,442	560,103	5.43	39,529,429	487,469	4.94
Cash and due from banks	387,374			427,287
Allowance for credit losses	(414,372)			(410,566)
Premises and equipment	484,851			459,966
Other assets	4,590,486			4,404,196
Total assets	$46,471,781			$44,410,312
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,662,774	98,211	2.69	$13,922,773	63,861	1.84
Savings	3,360,593	10,136	1.21	3,843,785	9,117	0.95
Certificates and other time	6,645,682	71,613	4.33	5,003,024	38,820	3.11
Total interest-bearing deposits	24,669,049	179,960	2.93	22,769,582	111,798	1.97
Short-term borrowings	2,640,985	32,837	4.99	2,340,603	22,041	3.77
Long-term borrowings	2,164,983	28,501	5.29	1,703,667	21,117	4.97
Total interest-bearing liabilities	29,475,017	241,298	3.29	26,813,852	154,956	2.32
Non-interest-bearing demand	9,921,073			11,006,705
Total deposits and borrowings	39,396,090		2.46	37,820,557		1.64
Other liabilities	1,037,452			756,569
Total liabilities	40,433,542			38,577,126
Stockholders’ equity	6,038,239			5,833,186
Total liabilities and stockholders’ equity	$46,471,781			$44,410,312
Net interest-earning assets	$11,948,425			$12,715,577
Net interest income (FTE) (2)		318,805			332,513
Tax-equivalent adjustment		(2,915)			(3,269)
Net interest income		$315,890			$329,244
Net interest spread			2.14%			2.62%
Net interest margin (2)			3.09%			3.37%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $13.7 million, or 4.1%, to $318.8 million for the second quarter of 2024 primarily due to higher deposit costs resulting from the continued deposit balance migration to higher yielding products as well as increased total average borrowings, partially offset by growth in earning assets and higher earning asset yields. Average earning assets of $41.4 billion increased $1.9 billion, or 4.8%, driven by an increase in average loans and leases from solid origination activity. Average interest-bearing liabilities of $29.5 billion increased $2.7 billion, or 9.9%, driven by an increase of $1.9 billion in average interest-bearing deposits and an increase in average borrowings of $761.7 million to support strong loan growth. Our net interest margin FTE (non-GAAP) decreased 28 basis points to 3.09%, as the total cost of funds increased 82 basis points to 2.46% which more than offset the increase in the yield on earning assets (non-GAAP) of 49 basis points to 5.43%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(3,814)	$(1,110)	$(4,924)
Securities (2)	370	11,654	12,024
Loans held for sale	158	517	675
Loans and leases (2)	30,962	33,897	64,859
Total interest income (2)	27,676	44,958	72,634
Interest Expense (1)
Deposits:
Interest-bearing demand	7,815	26,535	34,350
Savings	228	791	1,019
Certificates and other time	14,322	18,471	32,793
Short-term borrowings	4,048	6,748	10,796
Long-term borrowings	5,838	1,546	7,384
Total interest expense	32,251	54,091	86,342
Net change (2)	$(4,575)	$(9,133)	$(13,708)
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
Interest income on an FTE basis (non-GAAP) of $560.1 million for the second quarter of 2024, increased $72.6 million, or 14.9%, from the same quarter of 2023, resulting from the interest rate increases by the FOMC and an increase in average earning assets of $1.9 billion. The increase in earning assets was primarily driven by a $2.2 billion, or 7.1%, increase in average loans and leases, partially offset by a decrease of $365.6 million in average cash balances. Average commercial loan growth of $1.3 billion, or 6.4%, was led by increases of $970.6 million in commercial real estate, $224.7 million in commercial and industrial loans and $68.3 million in commercial leases. The increase in average commercial loans and leases was driven by activity across the footprint, with double-digit year-over-year growth across the Carolinas. The Pittsburgh and Cleveland regions and commercial equipment finance also posted strong contributions. The increase in commercial real estate included fundings on previously originated projects. Average consumer loans increased $943.7 million, or 8.3%, with a $1.3 billion increase in residential mortgages largely due to the continued successful execution in key markets by our expanded mortgage banker team and long-standing strategy of serving the purchase market. This growth was partially offset by a decrease in indirect auto loans of $363.0 million reflecting the sale of $332 million that closed in the first quarter of 2024. The yield on average earning assets (non-GAAP) increased 49 basis points to 5.43% for the second quarter of 2024, primarily due to higher yields on loans and investment securities reflecting the higher interest rate environment. The increase was driven by a 65 basis point increase on investment securities to 3.14%, which benefited from the balance sheet restructuring in late 2023 and a 43 basis point increase on loans to 5.96%.
Interest expense of $241.3 million for the second quarter of 2024 increased $86.3 million from the same quarter of 2023, primarily due to the higher interest rate environment and an increase in average interest-bearing deposits and borrowings. Average interest-bearing deposits increased $1.9 billion, or 8.3%, while average non-interest-bearing deposits decreased $1.1 billion, or 9.9%, as customers continued to migrate balances into higher-yielding products. The growth in average total deposits reflected organic growth in new and existing customer relationships. Average short-term borrowings increased $300.4 million, or 12.8%, primarily reflecting increases of $251.9 million and $99.1 million in short-term FHLB advances and Federal Funds purchased, respectively, partially offset by a decrease of $56.5 million in repurchase agreements. Average long-term borrowings increased $461.3 million, or 27.1%, primarily reflecting an increase in long-term FHLB advances as we have maintained additional liquidity following the banking industry disruption and in a continued effort to support strong loan growth. The rate paid on interest-bearing liabilities increased 97 basis points from 2.32% to 3.29%. The total cost of funds increased 82 basis points to 2.46% with a 96 basis point increase in interest-bearing deposit costs to 2.93%, and an increase of 122 basis points in short-term borrowing costs to fund the strong loan growth. Since the current interest rate increases began in March 2022, our total cumulative spot deposit beta equaled 38% at June 30,2024, consistent with our expectations.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Provision for credit losses on loans and leases	$20,312	$18,026	$2,286	12.7%
Provision for unfunded loan commitments	(119)	490	(609)	(124.3)
Total provision for credit losses on loans and leases	20,193	18,516	1,677	9.1
Provision for securities	(4)	—	(4)	n/m
Total provision for credit losses	$20,189	$18,516	$1,673	9.0%
Net loan charge-offs	$7,849	$8,700	$(851)	(9.8)%
Net loan charge-offs (annualized) / total average loans and leases	0.09%	0.11%
n/m - not meaningful
Provision for credit losses was $20.2 million during the second quarter of 2024, an increase of $1.7 million from the same period of 2023. The second quarter of 2024 is comprised of a $20.3 million provision for loans and leases outstanding and a $0.1 million net benefit on provision for unfunded loan commitments. The net increase supported the strong loan growth. The second quarter of 2024 reflected net charge-offs of $7.8 million, or 0.09% annualized of total average loans, compared to $8.7 million, or 0.11% annualized, in the second quarter of 2023. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2024 and 2023 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Service charges	$23,332	$20,534	$2,798	13.6%
Interchange and card transaction fees	13,005	13,522	(517)	(3.8)
Trust services	11,475	10,630	845	7.9
Insurance commissions and fees	5,973	5,996	(23)	(0.4)
Securities commissions and fees	7,980	7,021	959	13.7
Capital markets income	5,143	5,884	(741)	(12.6)
Mortgage banking operations	6,956	4,907	2,049	41.8
Dividends on non-marketable equity securities	6,895	5,467	1,428	26.1
Bank owned life insurance	3,419	2,995	424	14.2
Net securities gains (losses)	(3)	(6)	3	—
Other	3,747	3,359	388	11.6
Total non-interest income	$87,922	$80,309	$7,613	9.5%
Total non-interest income increased by $7.6 million, or 9.5%, to $87.9 million for the second quarter of 2024, compared to $80.3 million for the second quarter of 2023. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges of $23.3 million increased $2.8 million, or 13.6%, with strong treasury management activity and higher consumer transaction activity.
Wealth management revenues increased $1.8 million, or 10.2%, as securities commissions and fees and trust income increased 13.7% and 7.9%, respectively, through contributions across the geographic footprint and the $506.8 million, or 5.9%, increase in the market value of assets under management.
Capital markets income decreased $0.7 million, or 12.6%, reflecting lower commercial customer transaction activity.
Mortgage banking operations income increased $2.0 million, or 41.8%, driven by improved gain on sale from strong production volumes. During the second quarter of 2024, we sold $324.9 million of residential mortgage loans, compared to $228.7 million for the same period of 2023.
Dividends on non-marketable equity securities increased $1.4 million, or 26.1%, reflecting higher FHLB dividends due to additional borrowings.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2024 and 2023 is presented in the following table:
TABLE 8

	Three Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Salaries and employee benefits	$120,917	$113,946	$6,971	6.1%
Net occupancy	18,632	16,689	1,943	11.6
Equipment	24,335	21,345	2,990	14.0
Amortization of intangibles	4,379	5,044	(665)	(13.2)
Outside services	23,250	20,539	2,711	13.2
Marketing	4,006	3,943	63	1.6
FDIC insurance	9,954	7,717	2,237	29.0
Bank shares and franchise taxes	3,930	3,926	4	0.1
Merger-related	—	163	(163)	(100.0)
Other	17,209	18,643	(1,434)	(7.7)
Total non-interest expense	$226,612	$211,955	$14,657	6.9%
Total non-interest expense of $226.6 million for the second quarter of 2024 increased $14.7 million, or 6.9%, from the same period of 2023. Non-interest expense increased $14.0 million, or 6.6%, when excluding significant items of $0.8 million of FDIC special assessment expense in the second quarter of 2024 related to last year's bank failures and merger-related costs of $0.2 million in the second quarter 2023. The variances in the individual non-interest expense items are explained in the following paragraphs.
Salaries and employee benefits of $120.9 million increased $7.0 million, or 6.1%, primarily from normal annual merit increases and higher production-related commissions from strong non-interest income activity.
Net occupancy and equipment of $43.0 million increased $4.9 million, or 13.0%, largely from continued technology-related investments.
Outside services of $23.3 million increased $2.7 million, or 13.2%, with higher third-party and volume-related technology costs.
FDIC insurance of $10.0 million increased $2.2 million, or 29.0%, reflecting a $0.8 million estimated special assessment to further replenish the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023 based on updated loss information provided by the FDIC, as well as loan growth and balance sheet mix changes.
The following table presents non-interest expense excluding significant items for the three months ended June 30, 2024 and 2023:
TABLE 9

	Three Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Total non-interest expense, as reported	$226,612	$211,955	$14,657	6.9%
Significant items:
Merger-related	—	(163)	163
FDIC special assessment	(804)	—	(804)
Total non-interest expense, excluding significant items (1)	$225,808	$211,792	$14,016	6.6%
(1) Non-GAAP
Current period significant items relate to a continuation of prior period significant items.

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended June 30,
(dollars in thousands)	2024	2023
Income tax expense	$33,974	$36,690
Effective tax rate	21.6%	20.5%
Statutory federal tax rate	21.0	21.0
Income tax expense was lower due to lower pre-tax earnings, partially offset by lower stock compensation vesting deductions, higher disallowance of FDIC premium deductions, and higher levels of proportional amortization for certain tax credit investments resulting from the adoption of FASB ASU 2023-02 on January 1, 2024. The effective tax rate increased for the three months ended June 30, 2024 as a result of these offsetting items.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023
Net income available to common stockholders for the first six months of 2024 was $239.4 million or $0.66 per diluted common share, compared to $284.9 million or $0.78 per diluted common share for the first six months of 2023. On an operating basis (non-GAAP), net income available to common stockholders for the first six months of 2024 was $246.4 million, or $0.68 per diluted common share, compared to $286.6 million or $0.79 per diluted common share for the first six months of 2023. Net interest income totaled $634.9 million, a decrease of $31.0 million, or 4.7%, compared to $665.9 million. The net interest margin (FTE) (non-GAAP) decreased 33 basis points to 3.13%, as the total cost of funds increased 99 basis points to 2.40% with a 115-basis point increase in interest-bearing deposit costs to 2.88%, as well as an increase of 32 basis points in long-term debt costs. These funding cost increases were partially offset by an increase in the yield on earning assets (non-GAAP) of 60 basis points to 5.41%, primarily due to higher yields on loans and investment securities. Between June 30, 2023 and June 30, 2024, the FOMC raised the target Federal Funds interest rate by 25 basis points in July of 2023. The provision for credit losses for the first six months of 2024 totaled $34.1 million, compared to $32.6 million. Non-interest income totaled $175.8 million, a 10.1% increase compared to $159.7 million, reflecting increased mortgage banking operations income, continued strong wealth management revenues, and higher levels of service charges and dividends on non-marketable equity securities, partially offset by lower insurance commissions and fees. Non-interest expense totaled $463.7 million, increasing $31.8 million, or 7.4%. On an operating basis (non-GAAP), non-interest expense totaled $459.9 million, an increase of $30.2 million, or 7.0%, compared to the first six months of 2023. Salaries and benefits increased $15.9 million, or 6.8%, due largely to normal annual merit increases and higher production-related commissions from strong non-interest income activity. Additionally, net occupancy and equipment expense increased $8.9 million, or 11.4%, largely from technology-related investments. FDIC insurance increased $7.8 million, or 52.4%, primarily due to incremental FDIC special assessment expense of $5.2 million to further replenish the FDIC's Deposit Insurance Fund after the 2023 bank failures.

Financial highlights are summarized below:
TABLE 11

	Six Months Ended June 30,		$	%
(in thousands, except per share data)	2024	2023	Change	Change
Net interest income	$634,898	$665,898	$(31,000)	(4.7)%
Provision for credit losses	34,079	32,577	1,502	4.6
Non-interest income	175,784	159,698	16,086	10.1
Non-interest expense	463,708	431,872	31,836	7.4
Income taxes	67,527	72,250	(4,723)	(6.5)
Net income	245,368	288,897	(43,529)	(15.1)
Less: Preferred stock dividends	6,005	4,020	1,985	49.4
Net income available to common stockholders	$239,363	$284,877	$(45,514)	(16.0)%
Earnings per common share – Basic	$0.66	$0.79	$(0.13)	(16.5)%
Earnings per common share – Diluted	0.66	0.78	(0.12)	(15.4)
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Six Months Ended June 30,
	2024	2023
Return on average equity	8.17%	10.07%
Return on average tangible common equity (1)	14.27	18.96
Return on average assets	1.07	1.33
Return on average tangible assets (1)	1.17	1.45
Book value per common share	$16.94	$15.92
Tangible book value per common share (1)	9.88	8.79
Equity to assets	12.76%	12.99%
Average equity to average assets	13.11	13.17
Common equity to assets	12.76	12.75
Tangible common equity to tangible assets (1)	7.86	7.47
Common equity tier 1 capital ratio	10.19	10.05
Dividend payout ratio	36.56	30.59
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$870,372	$17,385	4.02%	$1,027,117	$19,784	3.88%
Taxable investment securities (1)	6,138,237	93,388	3.04	6,149,284	70,719	2.30
Tax-exempt investment securities (1)(2)	1,037,388	17,883	3.45	1,057,554	18,366	3.47
Loans held for sale	173,981	6,805	7.84	109,137	3,438	6.32
Loans and leases (2) (3)	32,818,345	971,049	5.94	30,731,126	821,939	5.39
Total interest-earning assets (2)	41,038,323	1,106,510	5.41	39,074,218	934,246	4.81
Cash and due from banks	399,027			434,956
Allowance for credit losses	(412,119)			(408,149)
Premises and equipment	477,183			451,252
Other assets	4,572,271			4,366,564
Total assets	$46,074,685			$43,918,841
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,608,616	192,953	2.66	$14,258,082	116,151	1.64
Savings	3,386,231	20,135	1.20	3,932,627	16,958	0.87
Certificates and other time	6,472,481	137,270	4.26	4,595,128	62,781	2.76
Total interest-bearing deposits	24,467,328	350,358	2.88	22,785,837	195,890	1.73
Short-term borrowings	2,520,544	60,538	4.82	1,953,125	31,785	3.28
Long-term borrowings	2,111,400	54,891	5.23	1,394,571	34,130	4.94
Total interest-bearing liabilities	29,099,272	465,787	3.22	26,133,533	261,805	2.02
Non-interest-bearing demand	9,930,212			11,207,490
Total deposits and borrowings	39,029,484		2.40	37,341,023		1.41
Other liabilities	1,006,295			795,124
Total liabilities	40,035,779			38,136,147
Stockholders’ equity	6,038,906			5,782,694
Total liabilities and stockholders’ equity	$46,074,685			$43,918,841
Net interest-earning assets	$11,939,051			$12,940,685
Net interest income (FTE) (2)		640,723			672,441
Tax-equivalent adjustment		(5,825)			(6,543)
Net interest income		$634,898			$665,898
Net interest spread			2.19%			2.79%
Net interest margin (2)			3.13%			3.46%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $640.7 million, decreasing $31.7 million, or 4.7%, primarily due to higher interest-bearing deposit costs from continued balance migration to higher yielding deposit products in the current interest rate environment and higher total average borrowings, partially offset by growth in earning assets and higher earning asset yields. Average earning assets grew $2.0 billion, or 5.0%, primarily driven by loan growth. Total average commercial loans increased $1.2 billion, or 6.1%. Average consumer loans increased $901.8 million, or 8.0%, with an increase in residential mortgage loans of $1.3 billion, or 23.6%, largely due to the continued successful execution in key markets by our expanded mortgage banker team and long-standing strategy of serving the purchase market. Partially offsetting the growth in residential mortgage loans, indirect installment loans decreased $382.4 million, or 24.9%, reflecting the $332 million sale that closed in the first quarter of 2024. Additionally, we reinvested the proceeds of the AFS securities sold in December 2023 as part of our balance sheet repositioning with an average yield of 1.08% into securities with yields approximately 350 basis points higher and a similar duration and convexity profile. For interest-bearing liabilities, average time deposits increased $1.9 billion, or 40.9%, given the continued migration into higher-yielding deposit products. Total average borrowings increased $1.3 billion due to maintaining additional liquidity on the balance sheet following the banking industry disruption in 2023 and to support strong loan growth. The net interest margin (FTE) (non-GAAP) decreased 33 basis points to 3.13%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(2,964)	$565	$(2,399)
Securities (2)	(401)	22,587	22,186
Loans held for sale	1,039	2,328	3,367
Loans and leases (2)	59,176	89,934	149,110
Total interest income (2)	56,850	115,414	172,264
Interest Expense (1)
Deposits:
Interest-bearing demand	10,600	66,202	76,802
Savings	501	2,676	3,177
Certificates and other time	30,825	43,664	74,489
Short-term borrowings	14,272	14,481	28,753
Long-term borrowings	18,216	2,545	20,761
Total interest expense	74,414	129,568	203,982
Net change (2)	$(17,564)	$(14,154)	$(31,718)
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

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Provision for credit losses on loans and leases	$33,821	$32,917	$904	2.7%
Provision for unfunded loan commitments	268	(434)	702	161.8
Total provision for credit losses on loans and leases	34,089	32,483	1,606	4.9
Provision for securities	(10)	95	(105)	(110.5)
Total provision for credit losses	$34,079	$32,578	$1,501	4.6%
Net loan charge-offs	$20,626	$21,897	$(1,271)	(5.8)%
Net loan charge-offs (annualized) / total average loans and leases	0.13%	0.14%
The provision for credit losses was $34.1 million, compared to $32.6 million in the first six months of 2023. The provision for credit losses for the first six months of 2024 was primarily due to loan growth and charge-off activity. The provision for credit losses in the first six months of 2023 was primarily due to loan growth, CECL-related model impacts from forecasted macroeconomic conditions and charge-off activity. Our non-performing loan coverage position remains strong at 388%. The first six months of 2024 reflected net charge-offs of $20.6 million, or 0.13% annualized of total average loans, compared to $21.9 million, or 0.14% annualized, in the first six months of 2023. The ACL was $418.8 million, an increase of $6.0 million, with the ratio of the ACL to total loans and leases decreasing 8 basis points to 1.24%, reflecting net loan growth and charge-off activity.
Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2024 and 2023 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Service charges	$43,901	$40,798	$3,103	7.6%
Interchange and card transaction fees	25,705	25,898	(193)	(0.7)
Trust services	22,899	21,241	1,658	7.8
Insurance commissions and fees	12,725	13,783	(1,058)	(7.7)
Securities commissions and fees	16,135	14,403	1,732	12.0
Capital markets income	11,474	12,677	(1,203)	(9.5)
Mortgage banking operations	14,870	9,762	5,108	52.3
Dividends on non-marketable equity securities	13,088	9,575	3,513	36.7
Bank owned life insurance	6,762	5,820	942	16.2
Net securities gains (losses)	(3)	(23)	20	—
Other	8,228	5,764	2,464	42.7
Total non-interest income	$175,784	$159,698	$16,086	10.1%
Total non-interest income increased by $16.1 million, or 10.1%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges increased $3.1 million, or 7.6%, primarily due to strong treasury management activity and higher consumer transaction activity.

Wealth management revenues increased $3.4 million, or 9.5%, as securities commissions and fees and trust income increased 12.0% and 7.8%, respectively, through continued strong contributions across the geographic footprint.
Mortgage banking operations income increased $5.1 million, or 52.3%, driven by improved gain on sale from strong production volumes. During the first six months of 2024, we sold $654.1 million of residential mortgage loans, a 49.2% increase compared to $438.3 million for the same period of 2023.
Dividends on non-marketable equity securities increased $3.5 million, or 36.7%, reflecting higher FHLB dividends due to additional borrowings.

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2024 and 2023 is presented in the following table:
TABLE 17

	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Salaries and employee benefits	$250,043	$234,193	$15,850	6.8%
Net occupancy	38,227	34,059	4,168	12.2
Equipment	48,107	43,417	4,690	10.8
Amortization of intangibles	8,821	10,163	(1,342)	(13.2)
Outside services	46,130	39,937	6,193	15.5
Marketing	9,437	7,644	1,793	23.5
FDIC insurance	22,616	14,836	7,780	52.4
Bank shares and franchise taxes	8,056	8,098	(42)	(0.5)
Merger-related	—	2,215	(2,215)	(100.0)
Other	32,271	37,310	(5,039)	(13.5)
Total non-interest expense	$463,708	$431,872	$31,836	7.4%
Total non-interest expense of $463.7 million for the first six months of 2024 increased $31.8 million, a 7.4% increase from the same period of 2023. On an operating basis, non-interest expense (non-GAAP) totaled $459.9 million and increased $30.2 million, or 7.0%, when adjusting for significant items of $3.8 million and $2.2 million in the first six months of 2024 and 2023, respectively. See Table 18 in this section for a list of significant items. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $15.9 million, or 6.8%, related to normal annual merit increases and higher production-related commissions from strong non-interest income activity. Included in salaries and employee benefits in the first quarter of 2024 and 2023 were $6.9 million and $6.7 million, respectively, related to normal seasonal long-term compensation expense.
Net occupancy and equipment expense of $86.3 million increased $8.9 million, or 11.4%, primarily from continued technology-related investments.
Outside services increased $6.2 million, or 15.5%, with higher volume-related technology and third-party costs.
Marketing expense of $9.4 million increased $1.8 million, or 23.5%, primarily due to the timing of marketing campaigns.
FDIC insurance increased $7.8 million, or 52.4%, primarily due to special assessment expense of $5.2 million in 2024 to further replenish the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023 based on updated loss information provided by the FDIC, as well as loan growth and balance sheet mix changes.
We recorded $2.2 million in merger-related costs for the first six months of 2023 related to the UB Bancorp acquisition completed in December 2022.

Other non-interest expense was $32.3 million and $37.3 million for the first six months of 2024 and 2023, respectively. The first six months of 2024 included a $2.6 million reduction to the previously estimated loss on the indirect auto loan sale.
The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 18

	Six Months Ended June 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Total non-interest expense, as reported	$463,708	$431,872	$31,836	7.4%
Significant items:
Branch consolidations	(1,194)	—	(1,194)
Merger-related	—	(2,215)	2,215
FDIC special assessment	(5,212)	—	(5,212)
Reduction in previously estimated loss on indirect auto loan sale	2,603	—	2,603
Total non-interest expense, excluding significant items (1)	$459,905	$429,657	$30,248	7.0%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Income tax expense	$67,527	$72,250
Effective tax rate	21.6%	20.0%
Statutory federal tax rate	21.0	21.0
Income tax expense was lower in the first six months of 2024 due to lower pre-tax earnings, partially offset by lower stock compensation vesting deductions, higher disallowance of FDIC premium deductions, and higher levels of proportional amortization for certain tax credit investments resulting from the adoption of FASB ASU 2023-02 on January 1, 2024. The effective tax rate increased for the six months ended June 30, 2024 as a result of these offsetting items.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	June 30, 2024	December 31, 2023	$ Change	% Change
Assets
Cash and cash equivalents	$1,880	$1,576	$304	19.3%
Securities	7,257	7,165	92	1.3
Loans held for sale	132	488	(356)	(73.0)
Loans and leases, net	33,338	31,917	1,421	4.5
Goodwill and other intangibles	2,537	2,546	(9)	(0.4)
Other assets	2,571	2,466	105	4.3
Total Assets	$47,715	$46,158	$1,557	3.4%
Liabilities and Stockholders’ Equity
Deposits	$34,994	$34,711	$283	0.8%
Borrowings	5,632	4,477	1,155	25.8
Other liabilities	999	920	79	8.6
Total Liabilities	41,625	40,108	1,517	3.8
Stockholders’ Equity	6,090	6,050	40	0.7
Total Liabilities and Stockholders’ Equity	$47,715	$46,158	$1,557	3.4%
Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. Loans held for sale declined $356 million, or 73.0%, from December 31, 2023 due primarily to the sale of $332 million of indirect auto loans that closed in the first quarter of 2024.
Following is a summary of loans and leases:

TABLE 21

	June 30, 2024	December 31, 2023	$ Change	% Change
(in millions)
Commercial real estate	$12,664	$12,305	$359	2.9%
Commercial and industrial	7,597	7,482	115	1.5
Commercial leases	683	599	84	14.0
Other	145	110	35	31.8
Total commercial loans and leases	21,089	20,496	593	2.9
Direct installment	2,700	2,741	(41)	(1.5)
Residential mortgages	7,459	6,640	819	12.3
Indirect installment	1,188	1,149	39	3.4
Consumer lines of credit	1,321	1,297	24	1.9
Total consumer loans	12,668	11,827	841	7.1
Total loans and leases	$33,757	$32,323	$1,434	4.4%

The growth in commercial loans and leases was across our footprint. For consumer lending, average residential mortgages increased $1.3 billion, primarily driven by seasonal growth in mortgage originations in the second quarter of 2024. Our commercial real estate portfolio included $8.9 billion of non-owner-occupied loans of which 19.6% represented office space. Our top 25 non-owner-occupied commercial real estate loans averaged approximately $24 million per exposure although the office space was primarily made up of mid-sized offices located outside of metropolitan business districts with 41% of the office portfolio averaging less than $5 million per exposure.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(in millions)	June 30, 2024	December 31, 2023	$ Change	% Change
Commercial real estate	$33	$42	$(9)	(21.4)%
Commercial and industrial	45	39	6	15.4
Commercial leases	3	3	—	—
Other	2	—	2	—
Total commercial loans and leases	83	84	(1)	(1.2)
Direct installment	5	5	—	—
Residential mortgages	12	10	2	20.0
Indirect installment	2	2	—	—
Consumer lines of credit	6	6	—	—
Total consumer loans	25	23	2	8.7
Total non-performing loans and leases	108	107	1	0.9
Other real estate owned	3	3	—	—
Total non-performing assets	$111	$110	$1	0.9%
Non-performing assets increased slightly by $0.6 million, from $110.0 million at December 31, 2023 to $110.5 million at June 30, 2024, and remain at or near historically low levels.
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
At June 30, 2024 and December 31, 2023, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2024, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.2% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 5.9% over our R&S forecast period, (iii) S&P Volatility, which increases 12.3% in 2024 and decreases 0.8% in 2025 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2023 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and

(iv) bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
Following is a summary of certain data related to the ACL and loans and leases:
TABLE 23

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Six Months Ended June 30,		Six Months Ended June 30,		June 30,
	2024	2023	2024	2023	2024
(dollars in millions)
Commercial real estate	$9.1	$6.0	0.06%	0.04%	$157.7
Commercial and industrial	6.1	9.7	0.04	0.07	93.5
Commercial leases	0.1	—	—	—	22.9
Other commercial	1.0	1.9	0.01	0.01	4.0
Direct installment	0.2	0.1	—	—	30.9
Residential mortgages	0.1	0.4	—	—	88.2
Indirect installment	3.9	3.7	0.02	0.02	13.1
Consumer lines of credit	0.1	0.1	—	—	8.5
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$20.6	$21.9	0.13%	0.14%	$418.8
Allowance for credit losses/total loans and leases			1.24%	1.32%
Allowance for credit losses/non-performing loans			388.11%	289.45%
The ACL on loans and leases of $418.8 million at June 30, 2024 increased $13.2 million, or 3.3%, from December 31, 2023. Our ending ACL coverage ratio was stable at 1.24% at June 30, 2024 compared to 1.25% at December 31, 2023. Total provision for credit losses for the six months ended June 30, 2024 was $34.1 million, compared to $32.6 million for the same period in 2023. Net charge-offs were $20.6 million for the six months ended June 30, 2024, compared to $21.9 million for the first six months of 2023. The ACL as a percentage of non-performing loans for the total portfolio increased slightly to 388% as of June 30, 2024, compared to 378% as of December 31, 2023.
Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

(in millions)	June 30, 2024	December 31, 2023	$ Change	% Change
Non-interest-bearing demand	$10,062	$10,222	$(160)	(1.6)%
Interest-bearing demand	14,697	14,809	(112)	(0.8)
Savings	3,348	3,465	(117)	(3.4)
Certificates and other time deposits	6,887	6,215	672	10.8
Total deposits	$34,994	$34,711	$283	0.8%
Total deposits increased $283.1 million, or 0.8%, from December 31, 2023, however we continued to experience balance migration into higher-yielding deposit products. We ended the quarter with approximately 78% of all deposits insured by the FDIC or collateralized.

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
Pursuant to and in compliance with applicable SEC laws, rules and regulations, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units.
Since inception of our $300 million stock purchase program, we repurchased 14.1 million shares at a weighted average share price of $11.39 for $164.3 million, with $135.7 million remaining for repurchase. Any repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 includes a 1% excise tax on stock repurchases beginning January 1, 2023.
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
At June 30, 2024, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing bank holding companies (BHCs) and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of June 30, 2024, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $17.2 million, or 5 basis points, which will be eliminated in 2025.

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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 25

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024
F.N.B. Corporation
Total capital	$4,508	12.01%	$3,754	10.00%	$3,941	10.50%
Tier 1 capital	3,825	10.19	2,252	6.00	3,191	8.50
Common equity tier 1	3,825	10.19	n/a	n/a	2,628	7.00
Leverage	3,825	8.63	n/a	n/a	1,773	4.00
Risk-weighted assets	37,538
FNBPA
Total capital	$4,692	12.58%	$3,731	10.00%	$3,917	10.50%
Tier 1 capital	3,866	10.36	2,984	8.00	3,171	8.50
Common equity tier 1	3,786	10.15	2,425	6.50	2,611	7.00
Leverage	3,866	8.77	2,205	5.00	1,764	4.00
Risk-weighted assets	37,306
As of December 31, 2023
F.N.B. Corporation
Total capital	$4,456	12.16%	$3,664	10.00%	$3,847	10.50%
Tier 1 capital	3,786	10.33	2,198	6.00	3,114	8.50
Common equity tier 1	3,680	10.04	n/a	n/a	2,565	7.00
Leverage	3,786	8.72	n/a	n/a	1,736	4.00
Risk-weighted assets	36,641
FNBPA
Total capital	$4,559	12.50%	$3,647	10.00%	$3,829	10.50%
Tier 1 capital	3,769	10.34	2,917	8.00	3,100	8.50
Common equity tier 1	3,689	10.12	2,370	6.50	2,553	7.00
Leverage	3,769	8.71	2,164	5.00	1,731	4.00
Risk-weighted assets	36,466
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. During the third quarter of 2022, we completed a Senior Debt offering for $347.7 million in net proceeds. A portion of these proceeds was used to retire debt that matured in February 2023 (for additional information, see Note 9, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). We have historically been opportunistic when accessing the capital markets, and we will continue with that strategy. The parent company's cash position at June 30, 2024 was $282.9 million, down $92.5 million from year-end, primarily due to the redemption of all $111 million of our Series E, 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock in February 2024. The Board of Directors declared the redemption of the preferred stock given its higher relative cost of capital and our strong capital position with the regulatory CET1 ratio and Total Capital ratios at 10.2% and 12.0%, respectively, at June 30, 2024 with the Total Capital ratio reflecting the preferred stock redemption.
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
TABLE 26

	June 30, 2024	December 31, 2023	Internal Limit
Liquidity coverage ratio	2.7 times	2.0 times	> 1 time
Months of cash on hand	15.0 months	13.0 months	> 12 months
Parent company cash on hand (millions)	$282.9	$375.4	n/a
As previously mentioned, our parent company cash on hand declined from December 31, 2023 due to the preferred stock redemption, however our liquidity coverage ratio and months of cash on hand metrics improved primarily due to the lower projected 12-month net cash outflow related to the preferred stock redemption. Management has concluded that our cash levels remain appropriate given the current market environment.
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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging data analytics capabilities.
At June 30, 2024, approximately 78% of our deposits were insured by the FDIC or collateralized, stable with December 31, 2023. Non-interest-bearing demand deposits decreased $160.4 million, compared to December 31, 2023. Interest-bearing demand deposits decreased $111.6 million and savings account balances decreased $117.0 million, while time deposits increased $672.0 million, compared to December 31, 2023, as customers continue to migrate deposits into higher-yielding deposit products. The mix of non-interest-bearing deposits to total deposits remained consistent with the prior quarter at 29%. Our cash balances held at the FRB were $1.4 billion at June 30, 2024 and $1.1 billion at December 31, 2023. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 27

(dollars in millions)	June 30, 2024	December 31, 2023
Unused wholesale credit availability	$14,914	$15,899
Unused wholesale credit availability as a % of FNBPA assets	31.4%	34.6%
Salable unpledged government and agency securities	$1,126	$657
Salable unpledged government and agency securities as a % of FNBPA assets	2.4%	1.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	5.4%	3.8%
Our bank-level liquidity position was strong throughout the first half of 2024. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we successfully manage our liquidity. We continue to have ample unused borrowing capacity that could cover 1.9 times the uninsured deposit and non-collateralized deposit balances as of June 30, 2024. A portion of this capacity includes the FRB's Discount Window. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other channels. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities that could be utilized to meet funding needs and has excess cash to meet its pledging requirements. At June 30, 2024, FNBPA has $2.5 billion of cash and salable unpledged government and agency securities representing 5.4% of total assets. This compares to a policy minimum of 3.0%.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2024 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.

TABLE 28

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,031	$1,705	$2,236	$3,534	$8,506
Investments	1,521	177	253	623	2,574
	2,552	1,882	2,489	4,157	11,080
Liabilities
Non-maturity deposits	292	585	877	1,754	3,508
Time deposits	978	1,367	1,996	1,972	6,313
Borrowings	3,044	112	264	645	4,065
	4,314	2,064	3,137	4,371	13,886
Period Gap (Assets - Liabilities)	$(1,762)	$(182)	$(648)	$(214)	$(2,806)
Cumulative Gap	$(1,762)	$(1,944)	$(2,592)	$(2,806)
Cumulative Gap to Total Assets	(3.7)%	(4.1)%	(5.4)%	(5.9)%
The twelve-month cumulative gap to total assets ratio was (5.9)% as of June 30, 2024, compared to (2.6)% as of December 31, 2023. The change in the twelve-month cumulative gap to total assets was primarily related to the active management of deposit pricing across the deposit product maturity tenors which reduced our asset sensitivity. In addition, the ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.
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

The following repricing gap analysis as of June 30, 2024 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,695	$1,094	$947	$1,768	$19,504
Investments	1,530	181	315	618	2,644
	17,225	1,275	1,262	2,386	22,148
Liabilities
Non-maturity deposits	8,148	—	—	—	8,148
Time deposits	1,076	1,365	1,993	1,967	6,401
Borrowings	3,130	426	4	950	4,510
	12,354	1,791	1,997	2,917	19,059
Off-balance sheet	(1,200)	100	(100)	500	(700)
Period Gap (Assets – Liabilities + Off-balance sheet)	$3,671	$(416)	$(835)	$(31)	$2,389
Cumulative Gap	$3,671	$3,255	$2,420	$2,389
Cumulative Gap to Earning Assets	8.6%	7.6%	5.7%	5.6%
The twelve-month cumulative repricing gap to total assets was 5.6% and 10.3% as of June 30, 2024 and December 31, 2023, respectively. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. The change in the cumulative repricing gap at June 30, 2024, compared to December 31, 2023, is primarily related to customers moving into shorter-term time deposits and the increase in short-term and variable-rate borrowings.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of June 30, 2024. The calculated results do not reflect management's potential actions.

TABLE 30

	June 30, 2024	December 31, 2023	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	2.9%	3.9%	(10.0)%
+ 100 basis points	1.5	2.0	(10.0)
- 100 basis points	(1.5)	(2.0)	(10.0)
- 200 basis points	(3.1)	(4.1)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	4.8	4.6	(25.0)
+ 200 basis points	3.9	3.2	(15.0)
+ 100 basis points	2.4	1.6	(10.0)
- 100 basis points	(3.5)	(2.5)	(10.0)
- 200 basis points	(8.2)	(8.0)	(15.0)
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing of loans and deposits. Our current interest rate risk position is primarily driven by our loan portfolio. Total variable and adjustable-rate loans were 62.8% and 62.2% of total net loans and leases at June 30, 2024 and December 31, 2023, respectively. Forty-eight percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market and have been successful in the origination of consumer and commercial loans with short-term repricing characteristics.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for future interest rates. During the first half of 2024, management adjusted the IRR position by slightly extending the duration of the investment securities portfolio, originating adjustable rate mortgage loans with longer-duration fixed periods, strategically meeting our customers' preferences for higher yielding deposit products, in particular, with shorter-term time deposits, and utilizing borrowings of variable rates and varying maturities. As a result, the net interest income change over 12 months shown above in both the up and down rate ramp scenarios is closer to neutral compared to December 31, 2023.
We also utilize derivatives to manage the IRR position. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount (i.e., notional amounts) to another interest rate index or to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change periodically as we adjust our broader interest rate risk management objectives, and the balance sheet positions to be hedged. We currently have $1.2 billion (notional) of receive-fixed interest rate swaps designated as cash flow hedges for variable rate commercial loans with $1.0 billion (notional) of these swaps maturing at various dates throughout 2025 and $0.2 billion (notional) maturing in May 2026. Additionally, we have a $0.2 million (notional) interest rate collar on variable rate commercial loans with strike rates between 2.8525% and 5.50% that matures in April 2026. We also designated $0.2 billion (notional) of interest rate swaps as hedges of variable rate short-term debt with $0.1 billion and $0.1 billion maturing in July and November 2024, respectively.
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At June 30, 2024, the commercial customer-related interest rate swaps totaled $5.8 billion (notional), up from $5.7 billion (notional) at December 31, 2023. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
In addition to the rate ramp scenarios for net interest income changes shown above, we also model immediate interest rate shock scenarios. These results use historical long-term deposit rate beta assumptions that are regularly analyzed and adjusted as necessary for both rising and falling rate scenarios. Assuming a static Balance Sheet, a +100 basis point Rate Shock increases net interest income (12 months) by 2.5% at June 30, 2024 and 3.4% at December 31, 2023. For a +200 basis point Rate Shock, net interest income (12 months) increases by 4.9% at June 30, 2024 and 6.7% at December 31, 2023. The corresponding metrics for a minus 100 basis point Rate Shock are (2.7)% and (3.6)% at June 30, 2024 and December 31, 2023, respectively. The drivers of the change in net interest income in the rate shock scenarios include the mix shift of deposit products into shorter-term time deposits, the pace of deposit repricing and assumed betas and loan prepayments. These results reflect a more neutral net interest income change over 12 months in both the up and down rate shock scenarios compared to December 31, 2023, consistent with the rate ramp results.
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

The following table presents the credit ratings for FNB and FNBPA as of June 30, 2024:
TABLE 31

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
The lines of defense model consists of:
•First Line of Defense - consists of our businesses and enterprise support areas that engage in risk-taking activities and are principally responsible for owning and managing the day-to-day risk-taking activities in accordance with the risk frameworks.
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
TABLE 32
Operating net income available to common stockholders

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income available to common stockholders	$123,037	$140,382	$239,363	$284,877
Preferred dividend at redemption	—	—	3,995	—
Merger-related expense	—	163	—	2,215
Tax benefit of merger-related expense	—	(34)	—	(465)
Branch consolidation costs	—	—	1,194	—
Tax benefit of branch consolidation costs	—	—	(251)	—
FDIC special assessment	804	—	5,212	—
Tax benefit of FDIC special assessment	(169)	—	(1,095)	—
Reduction of previous estimated loss on indirect auto loan sale	—	—	(2,603)	—
Tax expense of reduction of previous estimated loss on indirect auto loan sale	—	—	547	—
Operating net income available to common stockholders (non-GAAP)	$123,672	$140,511	$246,362	$286,627
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

TABLE 33
Operating earnings per diluted common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income per diluted common share	$0.34	$0.39	$0.66	$0.78
Preferred dividend at redemption	—	—	0.01	—
Merger-related expense	—	—	—	0.01
Tax benefit of merger-related expense	—	—	—	—
Branch consolidation costs	—	—	—	—
Tax benefit of branch consolidation costs	—	—	—	—
FDIC special assessment	—	—	0.01	—
Tax benefit of FDIC special assessment	—	—	—	—
Reduction of previous estimated loss on indirect auto loan sale	—	—	(0.01)	—
Tax expense of reduction of previous estimated loss on indirect auto loan sale	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.34	$0.39	$0.68	$0.79

TABLE 34
Return on average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income available to common stockholders (annualized)	$494,851	$563,073	$481,357	$574,476
Amortization of intangibles, net of tax (annualized)	13,913	15,984	14,014	16,190
Tangible net income available to common stockholders (annualized) (non-GAAP)	$508,764	$579,057	$495,371	$590,666
Average total stockholders’ equity	$6,038,239	$5,833,186	$6,038,906	$5,782,694
Less: Average preferred stockholders' equity	—	(106,882)	(26,427)	(106,882)
Less: Average intangible assets (1)	(2,539,710)	(2,558,631)	(2,541,871)	(2,561,087)
Average tangible common equity (non-GAAP)	$3,498,529	$3,167,673	$3,470,608	$3,114,725
Return on average tangible common equity (non-GAAP)	14.54%	18.28%	14.27%	18.96%
(1) Excludes loan servicing rights.

TABLE 35
Operating return on average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Operating net income available to common stockholders (annualized)	$497,406	$563,588	$495,431	$578,005
Amortization of intangibles, net of tax (annualized)	13,913	15,984	14,014	16,190
Tangible operating net income available to common stockholders (annualized) (non-GAAP)	$511,319	$579,572	$509,445	$594,195
Average total stockholders' equity	$6,038,239	$5,833,186	$6,038,906	$5,782,694
Less: Average preferred stockholders' equity	—	(106,882)	(26,427)	(106,882)
Less: Average intangible assets (1)	(2,539,710)	(2,558,631)	(2,541,871)	(2,561,087)
Average tangible common equity (non-GAAP)	$3,498,529	$3,167,673	$3,470,608	$3,114,725
Operating return on average tangible common equity (non-GAAP)	14.62%	18.30%	14.68%	19.08%
(1) Excludes loan servicing rights.
TABLE 36
Return on average tangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Net income (annualized)	$494,851	$571,131	$493,431	$582,582
Amortization of intangibles, net of tax (annualized)	13,913	15,984	14,014	16,190
Tangible net income (annualized) (non-GAAP)	$508,764	$587,115	$507,445	$598,772
Average total assets	$46,471,781	$44,410,312	$46,074,685	$43,918,841
Less: Average intangible assets (1)	(2,539,710)	(2,558,631)	(2,541,871)	(2,561,087)
Average tangible assets (non-GAAP)	$43,932,071	$41,851,681	$43,532,814	$41,357,754
Return on average tangible assets (non-GAAP)	1.16%	1.40%	1.17%	1.45%
(1) Excludes loan servicing rights.

TABLE 37
Tangible book value per common share

	June 30, 2024	June 30, 2023
(dollars in thousands, except per share data)
Total stockholders’ equity	$6,089,634	$5,817,749
Less: Preferred stockholders’ equity	—	(106,882)
Less: Intangible assets (1)	(2,537,532)	(2,556,307)
Tangible common equity (non-GAAP)	$3,552,102	$3,154,560
Ending common shares outstanding	359,558,026	358,820,568
Tangible book value per common share (non-GAAP)	$9.88	$8.79
(1) Excludes loan servicing rights.

TABLE 38
Tangible common equity to tangible assets

	June 30, 2024	June 30, 2023
(dollars in thousands)
Total stockholders' equity	$6,089,634	$5,817,749
Less: Preferred stockholders' equity	—	(106,882)
Less: Intangible assets (1)	(2,537,532)	(2,556,307)
Tangible common equity (non-GAAP)	$3,552,102	$3,154,560
Total assets	$47,714,742	$44,777,964
Less: Intangible assets (1)	(2,537,532)	(2,556,307)
Tangible assets (non-GAAP)	$45,177,210	$42,221,657
Tangible common equity to tangible assets (non-GAAP)	7.86%	7.47%
(1) Excludes loan servicing rights.

TABLE 39
Operating non-interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(dollars in thousands)
Non-interest expense	$226,612	$211,955	$463,708	$431,872
Branch consolidations	—	—	(1,194)	—
Merger-related	—	(163)	—	(2,215)
FDIC special assessment	(804)	—	(5,212)	—
Reduction of previous estimated loss on indirect auto loan sale	—	—	2,603	—
Operating non-interest expense (non-GAAP)	$225,808	$211,792	$459,905	$429,657

Key Performance Indicators
TABLE 40

Pre-provision net revenue:	Three Months Ended
(Dollars in thousands)	June 30, 2024	March 31, 2024
Net interest income	$315,890	$319,008
Non-interest income	87,922	87,862
Less: Non-interest expense	(226,612)	(237,096)
Pre-provision net revenue (reported) (non-GAAP)	$177,200	$169,774
Pre-provision net revenue (reported) (annualized) (non-GAAP)	$712,695	$682,825
Adjustments:
Add: Branch consolidation costs (non-interest expense)	—	1,194
Add: FDIC special assessment (non-interest expense)	804	4,408
Less: Reduction of previous estimated loss on indirect auto loan sale (non-interest expense)	—	(2,603)
Operating pre-provision net revenue (non-GAAP)	$178,004	$172,773
Operating pre-provision net revenue (annualized) (non-GAAP)	$715,928	$694,887
TABLE 41
Efficiency ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2024	2023	2024	2023
Non-interest expense	$226,612	$211,955	$463,708	$431,872
Less: Amortization of intangibles	(4,379)	(5,044)	(8,821)	(10,163)
Less: OREO expense	(200)	(492)	(390)	(1,049)
Less: Merger-related expense	—	(163)	—	(2,215)
Less: Branch consolidation costs	—	—	(1,194)	—
Less: FDIC special assessment	(804)	—	(5,212)	—
Add: Reduction of previous estimated loss on indirect auto loan sale	—	—	2,603	—
Adjusted non-interest expense	$221,229	$206,256	$450,694	$418,445
Net interest income	$315,890	$329,244	$634,898	$665,898
Taxable equivalent adjustment	2,915	3,269	5,825	6,543
Non-interest income	87,922	80,309	175,784	159,698
Less: Net securities (gains) losses	3	6	3	23
Adjusted net interest income (FTE) + non-interest income	$406,730	$412,828	$816,510	$832,162
Efficiency ratio (FTE) (non-GAAP)	54.39%	49.96%	55.20%	50.28%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended June 30, 2024, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding FNB's purchases of our common stock during the quarter ended June 30, 2024.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
May 1 - May 31, 2024	250,000	$13.56	250,000	$135,741,432
Total	250,000	$13.56	250,000

(1) The number shown represents, as of the end of each period, the approximate dollar value of Common Stock that may yet be purchased under publicly-announced share repurchase authorizations. The shares may be purchased, from time-to-time, depending on market conditions. This program was announced on September 23, 2019 for the repurchase of up to an aggregate of $150 million of our common stock, with an additional $150 million available to repurchase in April 2022 bringing the total amount authorized for repurchase to $300 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
NONE
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of FNB, nor FNB itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS
Exhibit Index

Exhibit Number	Description
10.1	F.N.B. Corporation 2022 Incentive Compensation Plan amended and restated March 11, 2024. (Incorporated by reference to Annex D of FNB’s 2024 Proxy Statement filed on March 29, 2024).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	August 6, 2024	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2024	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2024	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)