Form 10-Q
period 2024-09-30
FNB CORP/PA/
filed 2024-11-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at	October 31, 2024
Common Stock, $0.01 Par Value	359,585,508	Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2024

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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Cash and due from banks	$596	$447
Interest-bearing deposits with banks	1,482	1,129
Cash and Cash Equivalents	2,078	1,576
Debt securities available for sale (amortized cost of $3,620 and $3,460; allowance for credit losses of $0 and $0)	3,494	3,254
Debt securities held to maturity (fair value of $3,581 and $3,593; allowance for credit losses of $0 and $0)	3,820	3,911
Loans held for sale (includes $191 and $150 measured at fair value) (1)	193	488
Loans and leases, net of unearned income of $92 and $91 (includes $49 and $45 measured at fair value) (1)	33,717	32,323
Allowance for credit losses on loans and leases	(420)	(406)
Net Loans and Leases	33,297	31,917
Premises and equipment, net	505	461
Goodwill	2,478	2,477
Core deposit and other intangible assets, net	56	69
Bank owned life insurance	657	660
Other assets	1,398	1,345
Total Assets	$47,976	$46,158
Liabilities
Deposits:
Non-interest-bearing demand	$9,870	$10,222
Interest-bearing demand	15,999	14,809
Savings	3,231	3,465
Certificates and other time deposits	7,671	6,215
Total Deposits	36,771	34,711
Short-term borrowings	1,562	2,506
Long-term borrowings	2,515	1,971
Other liabilities	879	920
Total Liabilities	41,727	40,108
Stockholders’ Equity
Preferred stock
Issued – 0 and 110,877 shares - $0.01 par value	—	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 374,995,179 and 374,939,537 shares	4	4
Additional paid-in capital	4,693	4,692
Retained earnings	1,886	1,669
Accumulated other comprehensive loss	(154)	(235)
Treasury stock – 15,409,635 and 16,110,120 shares at cost	(180)	(187)
Total Stockholders’ Equity	6,249	6,050
Total Liabilities and Stockholders’ Equity	$47,976	$46,158
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest Income
Loans and leases, including fees	$516	$455	$1,491	$1,278
Securities:
Taxable	48	38	142	109
Tax-exempt	7	7	21	21
Other	12	13	29	33
Total Interest Income	583	513	1,683	1,441
Interest Expense
Deposits	199	139	549	335
Short-term borrowings	30	23	90	55
Long-term borrowings	31	25	86	59
Total Interest Expense	260	187	725	449
Net Interest Income	323	326	958	992
Provision for credit losses	23	25	57	58
Net Interest Income After Provision for Credit Losses	300	301	901	934
Non-Interest Income
Service charges	24	22	68	62
Interchange and card transaction fees	13	13	39	39
Trust services	11	11	34	32
Insurance commissions and fees	5	5	18	19
Securities commissions and fees	8	7	24	21
Capital markets income	6	7	17	20
Mortgage banking operations	5	4	20	14
Dividends on non-marketable equity securities	7	5	20	15
Bank owned life insurance	6	3	13	9
Other	4	4	12	10
Total Non-Interest Income	89	81	265	241
Non-Interest Expense
Salaries and employee benefits	126	114	376	348
Net occupancy	22	18	61	52
Equipment	24	24	72	67
Amortization of intangibles	4	5	13	15
Outside services	24	21	70	61
Marketing	6	5	15	13
FDIC insurance	10	8	33	23
Bank shares and franchise taxes	4	4	12	12
Merger-related	—	—	—	2
Other	29	19	61	57
Total Non-Interest Expense	249	218	713	650
Income Before Income Taxes	140	164	453	525
Income taxes	30	19	98	91
Net Income	110	145	355	434
Preferred stock dividends	—	2	6	6
Net Income Available to Common Stockholders	$110	$143	$349	$428
Earnings per Common Share
Basic	$0.30	$0.40	$0.97	$1.19
Diluted	0.30	0.40	0.96	1.18
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$110	$145	$355	$434
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $21, $(7), $18 and $(6)	73	(26)	62	(22)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1, $(2), $(2) and $(5)	6	(7)	(6)	(17)
Reclassification adjustment for gains included in net income, net of tax expense of $3, $2, $7 and $4	9	6	24	13
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $0, $0, $0 and $0	1	—	1	1
Other Comprehensive Income (Loss)	89	(27)	81	(25)
Comprehensive Income	$199	$118	$436	$409
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended September 30, 2023
Balance at beginning of period	$107	$4	$4,686	$1,564	$(355)	$(188)	$5,818
Comprehensive income (loss)				145	(27)		118
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(43)			(43)
Issuance of common stock		—	1	—		—	1
Restricted stock compensation			2				2
Balance at end of period	$107	$4	$4,689	$1,664	$(382)	$(188)	$5,894
Three Months Ended September 30, 2024
Balance at beginning of period	$—	$4	$4,690	$1,820	$(243)	$(181)	$6,090
Comprehensive income (loss)				110	89		199
Dividends declared:
Common stock: $0.12/share				(44)			(44)
Issuance of common stock		—	(1)	—		1	—
Repurchase of common stock						—	—
Restricted stock compensation			4				4
Balance at end of period	$—	$4	$4,693	$1,886	$(154)	$(180)	$6,249

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2023
Balance at beginning of period	$107	$4	$4,696	$1,370	$(357)	$(167)	$5,653
Comprehensive income (loss)				434	(25)		409
Dividends declared:
Preferred stock: $54.39/share				(6)			(6)
Common stock: $0.36/share				(130)			(130)
Issuance of common stock		—	(21)	(4)		16	(9)
Repurchase of common stock						(37)	(37)
Restricted stock compensation			14				14
Balance at end of period	$107	$4	$4,689	$1,664	$(382)	$(188)	$5,894
Nine Months Ended September 30, 2024
Balance at beginning of period	$107	$4	$4,692	$1,669	$(235)	$(187)	$6,050
Comprehensive income (loss)				355	81		436
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.36/share				(131)			(131)
Redemption of preferred stock	(107)			(4)			(111)
Issuance of common stock		—	(15)	—		10	(5)
Repurchase of common stock						(3)	(3)
Restricted stock compensation			16				16
Adoption of new accounting standard				(1)			(1)
Balance at end of period	$—	$4	$4,693	$1,886	$(154)	$(180)	$6,249
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income	$355	$434
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	49	61
Provision for credit losses	57	58
Deferred tax expense (benefit)	17	3
Loans originated for sale	(1,109)	(839)
Loans sold	1,069	821
Net (gain) loss on sale of loans	(10)	(1)
Net change in:
Interest receivable	(6)	(32)
Interest payable	3	29
Bank owned life insurance, excluding purchases	3	(7)
Other, net	(112)	(84)
Net cash flows provided by operating activities	316	443
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,857)	(1,917)
Debt securities available for sale:
Purchases	(864)	(262)
Maturities/payments	707	359
Debt securities held to maturity:
Purchases	(187)	(104)
Maturities/payments	283	271
Increase in premises and equipment	(91)	(71)
Net proceeds from sales of portfolio loans	776	—
Net cash flows provided by (used in) investing activities	(1,233)	(1,724)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	605	(2,335)
Time deposits	1,453	2,178
Short-term borrowings	(944)	694
Proceeds from issuance of long-term borrowings	877	1,226
Repayment of long-term borrowings	(335)	(351)
Redemption of preferred stock	(111)	—
Repurchases of common stock	(3)	(37)
Cash dividends paid:
Preferred stock	(2)	(6)
Common stock	(131)	(130)
Other, net	10	5
Net cash flows provided by (used in) financing activities	1,419	1,244
Net Increase (Decrease) in Cash and Cash Equivalents	502	(37)
Cash and cash equivalents at beginning of period	1,576	1,674
Cash and Cash Equivalents at End of Period	$2,078	$1,637
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of September 30, 2024, we had 349 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and stockholders' equity. Events occurring subsequent to September 30, 2024 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at September 30, 2024 and December 31, 2023. Accrued interest receivable on AFS debt securities totaled $14.1 million at September 30, 2024 and $9.6 million at December 31, 2023, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.

TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
September 30, 2024
U.S. Treasury	$199	$2	$—	$201
U.S. government agencies	62	—	—	62
U.S. government-sponsored entities	302	1	(1)	302
Residential MBS:
Agency MBS	898	4	(43)	859
Agency collateralized mortgage obligations	832	—	(83)	749
Agency commercial MBS	1,256	20	(24)	1,252
States of the U.S. and political subdivisions (municipals)	25	—	(2)	23
Other debt securities	46	1	(1)	46
Total debt securities AFS	$3,620	$28	$(154)	$3,494

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2023
U.S. Treasury	$422	$—	$(2)	$420
U.S. government agencies	78	1	—	79
U.S. government-sponsored entities	227	—	(4)	223
Residential MBS:
Agency MBS	814	—	(62)	752
Agency collateralized mortgage obligations	946	—	(114)	832
Agency commercial MBS	905	9	(30)	884
States of the U.S. and political subdivisions (municipals)	30	—	(3)	27
Other debt securities	38	—	(1)	37
Total debt securities AFS	$3,460	$10	$(216)	$3,254

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.25 million and $0.28 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on HTM debt securities totaled $13.0 million and $14.7 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
September 30, 2024
U.S. Treasury	$1	$—	$—	$1
U.S. government-sponsored entities	29	—	—	29
Residential MBS:
Agency MBS	938	3	(75)	866
Agency collateralized mortgage obligations	741	—	(82)	659
Agency commercial MBS	1,102	11	(31)	1,082
States of the U.S. and political subdivisions (municipals)	993	1	(65)	929
Other debt securities	16	—	(1)	15
Total debt securities HTM	$3,820	$15	$(254)	$3,581

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2023
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored entities	68	—	—	68
Residential MBS:
Agency MBS	1,057	2	(101)	958
Agency collateralized mortgage obligations	824	—	(104)	720
Agency commercial MBS	929	4	(43)	890
States of the U.S. and political subdivisions (municipals)	1,017	2	(77)	942
Other debt securities	15	—	(1)	14
Total debt securities HTM	$3,911	$8	$(326)	$3,593

There were no significant gross gains or gross losses realized on securities during the nine months ended September 30, 2024 or 2023. In the fourth quarter of 2023, we sold $648.7 million of AFS securities resulting in a realized loss of $67.4 million as part of a proactive balance sheet management strategy. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 85.3% of these securities backed or sponsored by the U.S. government as of September 30, 2024.

As of September 30, 2024, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$118	$117	$33	$33
Due after one year but within five years	456	458	61	59
Due after five years but within ten years	31	31	221	211
Due after ten years	29	28	724	671
	634	634	1,039	974
Residential MBS:
Agency MBS	898	859	938	866
Agency collateralized mortgage obligations	832	749	741	659
Agency commercial MBS	1,256	1,252	1,102	1,082
Total debt securities	$3,620	$3,494	$3,820	$3,581
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

(dollars in millions)	September 30, 2024	December 31, 2023
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,241	$6,190
As collateral for short-term borrowings	210	250
Securities pledged as a percent of total securities	88.2%	89.9%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
September 30, 2024
U.S. Treasury	—	$—	$—	2	$74	$—	2	$74	$—
U.S. government agencies	1	—	—	12	29	—	13	29	—
U.S. government-sponsored entities	—	—	—	7	126	(1)	7	126	(1)
Residential MBS:
Agency MBS	—	—	—	100	634	(43)	100	634	(43)
Agency collateralized mortgage obligations	—	—	—	67	749	(83)	67	749	(83)
Agency commercial MBS	4	94	(1)	20	366	(23)	24	460	(24)
States of the U.S. and political subdivisions (municipals)	—	—	—	11	23	(2)	11	23	(2)
Other debt securities	—	—	—	7	19	(1)	7	19	(1)
Total	5	$94	$(1)	226	$2,020	$(153)	231	$2,114	$(154)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2023
U.S. Treasury	—	$—	$—	2	$73	$(2)	2	$73	$(2)
U.S. government agencies	2	4	—	12	36	—	14	40	—
U.S. government-sponsored entities	1	25	—	7	123	(4)	8	148	(4)
Residential MBS:
Agency MBS	—	—	—	104	750	(62)	104	750	(62)
Agency collateralized mortgage obligations	—	—	—	71	832	(114)	71	832	(114)
Agency commercial MBS	1	32	—	20	377	(30)	21	409	(30)
States of the U.S. and political subdivisions (municipals)	—	—	—	13	27	(3)	13	27	(3)
Other debt securities	2	9	—	7	17	(1)	9	26	(1)
Total	6	$70	$—	236	$2,235	$(216)	242	$2,305	$(216)
We evaluated the AFS debt securities that were in an unrealized loss position at September 30, 2024. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of September 30, 2024 is highly rated with an average rating of AA and over 99% of the portfolio rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 59% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million. In addition to the strong stand-alone ratings, 60% of the municipal bonds have some formal credit enhancement (e.g., insurance) that strengthens the creditworthiness of the bond.
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
Our corporate bond portfolio, with a carrying amount of $62.4 million as of September 30, 2024 primarily consists of subordinated debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $3.3 million.
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
For the year-to-date periods ending September 30, 2024 and 2023, we had no significant provision expense and no charge-offs or recoveries for the securities portfolio. The ACL on the HTM portfolio was $0.25 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.19 million relating to other debt securities, as of September 30, 2024, and $0.06 million relating to the municipal bond portfolio and $0.22 million relating to other debt securities as of December 31, 2023. The AFS securities portfolios did not have an ACL at September 30, 2024 or December 31, 2023 and there were no securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $128.4 million at September 30, 2024 and $128.6 million at December 31, 2023, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	September 30, 2024	December 31, 2023
Commercial real estate	$12,812	$12,305
Commercial and industrial	7,541	7,482
Commercial leases	709	599
Other	120	110
Total commercial loans and leases	21,182	20,496
Direct installment	2,693	2,741
Residential mortgages	7,789	6,640
Indirect installment	706	1,149
Consumer lines of credit	1,347	1,297
Total consumer loans	12,535	11,827
Total loans and leases, net of unearned income	$33,717	$32,323
The remaining accretable discount included in the amortized cost of acquired loans was $32.9 million and $42.6 million at September 30, 2024 and December 31, 2023, respectively.
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
During 2024, we sold $0.8 billion in indirect auto loans. We recognized a $9.0 million loss during the first nine months of 2024 related to the sales. The related servicing asset was not significant at September 30, 2024.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

(dollars in millions)	September 30, 2024	December 31, 2023
Commercial real estate:
Percent owner-occupied	29.0%	29.0%
Percent non-owner-occupied	71.0	71.0
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 4.4

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,061	$1,631	$2,136	$2,141	$1,282	$3,361	$175	$11,787
Special Mention	1	10	113	63	105	239	36	567
Substandard	6	22	122	62	52	190	4	458
Total commercial real estate	1,068	1,663	2,371	2,266	1,439	3,790	215	12,812
Commercial real estate current period gross charge-offs	—	0.8	1.1	0.5	10.5	11.2	—	24.1
Commercial and Industrial:
Risk Rating:
Pass	816	1,239	1,128	752	488	758	1,802	6,983
Special Mention	3	27	57	112	13	62	46	320
Substandard	1	41	8	31	11	67	79	238
Total commercial and industrial	820	1,307	1,193	895	512	887	1,927	7,541
Commercial and industrial current period gross charge-offs	—	3.7	1.2	1.6	5.3	6.9	—	18.7
Commercial Leases:
Risk Rating:
Pass	243	194	114	64	31	42	—	688
Special Mention	—	1	—	—	—	1	—	2
Substandard	—	7	2	4	6	—	—	19
Total commercial leases	243	202	116	68	37	43	—	709
Commercial leases current period gross charge-offs	—	—	—	—	—	0.3	—	0.3
Other Commercial:
Risk Rating:
Pass	9	54	—	—	—	6	51	120
Total other commercial	9	54	—	—	—	6	51	120
Other commercial current period gross charge-offs	—	—	—	—	—	3.1	—	3.1
Total commercial loans and leases	2,140	3,226	3,680	3,229	1,988	4,726	2,193	21,182

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	265	291	642	707	353	420	—	2,678
Past due	—	1	2	2	1	9	—	15
Total direct installment	265	292	644	709	354	429	—	2,693
Direct installment current period gross charge-offs	—	0.1	0.1	0.1	—	0.5	—	0.8
Residential Mortgages:
Current	1,339	1,504	1,619	1,440	746	1,081	—	7,729
Past due	2	10	8	5	2	33	—	60
Total residential mortgages	1,341	1,514	1,627	1,445	748	1,114	—	7,789
Residential mortgages current period gross charge-offs	—	0.1	0.1	—	—	0.1	—	0.3
Indirect Installment:
Current	314	25	71	164	60	54	—	688
Past due	—	3	7	6	1	1	—	18
Total indirect installment	314	28	78	170	61	55	—	706
Indirect installment current period gross charge-offs	0.1	1.3	3.5	2.7	0.4	1.6	—	9.6
Consumer Lines of Credit:
Current	8	31	52	14	2	114	1,110	1,331
Past due	—	—	1	—	1	11	3	16
Total consumer lines of credit	8	31	53	14	3	125	1,113	1,347
Consumer lines of credit current period gross charge-offs	—	0.1	0.1	—	—	0.8	—	1.0
Total consumer loans	1,928	1,865	2,402	2,338	1,166	1,723	1,113	12,535
Total loans and leases	$4,068	$5,091	$6,082	$5,567	$3,154	$6,449	$3,306	$33,717
Total charge-offs	$0.1	$6.1	$6.1	$4.9	$16.2	$24.5	$—	$57.9

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
September 30, 2024
Commercial real estate	$41	$—	$49	$90	$12,722	$12,812	$17
Commercial and industrial	12	—	48	60	7,481	7,541	22
Commercial leases	—	—	3	3	706	709	—
Other	1	—	2	3	117	120	—
Total commercial loans and leases	54	—	102	156	21,026	21,182	39
Direct installment	8	1	6	15	2,678	2,693	—
Residential mortgages	38	8	14	60	7,729	7,789	—
Indirect installment	15	1	2	18	688	706	—
Consumer lines of credit	9	2	5	16	1,331	1,347	—
Total consumer loans	70	12	27	109	12,426	12,535	—
Total loans and leases	$124	$12	$129	$265	$33,452	$33,717	$39

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2023
Commercial real estate	$21	$—	$42	$63	$12,242	$12,305	$18
Commercial and industrial	9	—	39	48	7,434	7,482	7
Commercial leases	2	—	3	5	594	599	—
Other	1	1	—	2	108	110	—
Total commercial loans and leases	33	1	84	118	20,378	20,496	25
Direct installment	7	1	5	13	2,728	2,741	—
Residential mortgages	38	7	10	55	6,585	6,640	—
Indirect installment	19	1	2	22	1,127	1,149	—
Consumer lines of credit	10	2	6	18	1,279	1,297	—
Total consumer loans	74	11	23	108	11,719	11,827	—
Total loans and leases	$107	$12	$107	$226	$32,097	$32,323	$25

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	September 30, 2024	December 31, 2023
Non-accrual loans	$129	$107
Total non-performing loans and leases	129	107
Other real estate owned	2	3
Total non-performing assets	$131	$110
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.38%	0.33%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.43	0.38
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.0 million at September 30, 2024 and $1.2 million at December 31, 2023. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at September 30, 2024 and December 31, 2023 totaled $12.9 million and $9.4 million, respectively.
Approximately $148.0 million of commercial loans are collateral dependent at September 30, 2024. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.07 million and $0.08 million at September 30, 2024 and September 30, 2023, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended September 30, 2024
Term Extension
Commercial real estate	$0.3	—%	The modified loans had an average increase in term of 7 months, extending the maturity date.
Direct installment	0.1	—	The modified loans had an average increase in term of 19 months extending the maturity date.
Residential mortgages	1.0	0.01	The modified loans had an average increase in term of 20 months extending the maturity date.
Consumer lines of credit	0.1	0.01	The modified loans had an average increase in term of 181 months extending the maturity date.
Total	1.5
Term Extension and Rate Reduction
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Total	0.1
Balloon Payment
Commercial real estate	0.1	—	Modifications were made with no material financial effect.
Total	0.1
Other
Commercial real estate	0.5	—	Reduction of cash flow due to lower payments.
Total	0.5
Total Outstanding Modified	$2.2

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Nine Months Ended September 30, 2024
Term Extension
Commercial real estate	$0.3	—%	The modified loans had an average increase in term of 7 months, extending the maturity date.
Commercial and industrial	0.1	—	The modified loans had an average increase in term of 3 months, extending the maturity date.
Direct installment	1.0	0.04	The modified loans had an average increase in term of 51 months, extending the maturity date.
Residential mortgages	5.1	0.07	The modified loans had an average increase in term of 31 months, extending the maturity date.
Consumer lines of credit	1.0	0.07	The modified loans had an average increase in term of 206 months, extending the maturity date.
Total	7.5
Rate Reduction
Residential mortgages	0.1	—	The term was extended, with a weighted average yield reduction of 100 basis points.
Total	0.1
Term Extension and Rate Reduction
Residential mortgages	0.8	0.01	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.3	0.02	Multiple modifications were made with no material financial effect.
Total	1.1
Balloon Payment
Commercial real estate	0.7	0.01	Modifications were made with no material financial effect.
Total	0.7
Other
Commercial real estate	4.8	0.04	3 to 12 month payment deferrals with no income being earned on these loans.
Commercial and industrial	0.5	0.01	Multiple modifications were made with no material financial effect.
Total	5.3
Total Outstanding Modified	$14.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended September 30, 2023
Term Extension
Commercial real estate	$0.8	0.01%	The modified loans had an average increase in term of 46 months, extending the maturity date.
Commercial and industrial	0.7	0.01	The modified loans had an average increase in term of 25 months, extending the maturity date.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 74 months, extending the maturity date.
Residential mortgages	1.1	0.02	The modified loans had an average increase in term of 42 months, extending the maturity date.
Consumer lines of credit	0.2	0.02	The lines were termed to an average of 243 months.
Total	3.2
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	The term was extended and the rate was reduced, lowering the monthly payment.
Direct installment	0.1	—	The term was extended and the rate was reduced, lowering the monthly payment.
Residential mortgages	0.1	—	The term was extended and the rate was reduced, lowering the monthly payment.
Total	0.3
Other
Commercial real estate	0.2	—	Multiple modifications were made with no material financial effect.
Direct installment	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.4	0.03	Multiple modifications were made with no material financial effect.
Total	0.7
Total Outstanding Modified	$4.2

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Nine Months Ended September 30, 2023
Term Extension
Commercial real estate	$12.3	0.10%	The modified loans had an average increase in term of 24 months, extending the maturity date.
Commercial and industrial	3.0	0.04	The modified loans had an average increase in term of 16 months, extending the maturity date.
Direct installment	0.8	0.03	The modified loans had an average increase in term of 99 months, extending the maturity date.
Residential mortgages	2.7	0.04	The modified loans had an average increase in term of 105 months, extending the maturity date.
Consumer lines of credit	0.4	0.03	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	19.2
Term Extension and Rate Reduction
Commercial and industrial	0.3	—	The term was extended, with a weighted average yield reduction of 462 basis points.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 330 months, extending the maturity date.
Residential mortgages	0.8	0.01	The term was extended, with a weighted average yield reduction of 267 basis points.
Consumer lines of credit	0.6	0.05	The term was extended, with a weighted average yield reduction of 321 basis points.
Total	2.1
Other
Commercial real estate	0.5	—	Multiple modifications were made with no material financial effect.
Direct installment	0.1	—	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.6	0.05	Multiple modifications were made with no material financial effect.
Total	1.3
Total Outstanding Modified	$22.6
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first nine months of 2024.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There were $0.4 million and $5.3 million in specific reserves for commercial loans modified at September 30, 2024 and December 31, 2023, respectively, and pooled reserves for individual loans of $1.5 million and $2.0 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.9 million and $3.8 million as of September 30, 2024 and December 31, 2023, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended September 30, 2024
Commercial real estate	$—	$—	$0.1	$—	$0.1
Commercial and industrial	—	—	—	—	—
Total commercial loans and leases	—	—	0.1	—	0.1
Direct installment	0.4	—	—	—	0.4
Residential mortgages	0.3	0.1	—	—	0.4
Total consumer loans	0.7	0.1	—	—	0.8
Total	$0.7	$0.1	$0.1	$—	$0.9

Nine Months Ended September 30, 2024
Commercial real estate	$0.7	$—	$0.7	$8.9	$10.3
Commercial and industrial	20.2	0.2	—	1.6	22.0
Total commercial loans and leases	20.9	0.2	0.7	10.5	32.3
Direct installment	0.5	—	—	—	0.5
Residential mortgages	1.9	0.1	—	—	2.0
Total consumer loans	2.4	0.1	—	—	2.5
Total	$23.3	$0.3	$0.7	$10.5	$34.8

(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended September 30, 2023
Commercial real estate	$—	$—	$0.2	$0.2
Commercial and industrial	0.5	0.1	—	0.6
Total commercial loans and leases	0.5	0.1	0.2	0.8
Direct installment	0.1	—	—	0.1
Residential mortgages	0.1	—	—	0.1
Total consumer loans	0.2	—	—	0.2
Total	$0.7	$0.1	$0.2	$1.0

Nine Months Ended September 30, 2023
Commercial real estate	$0.4	$—	$0.9	$1.3
Commercial and industrial	2.0	0.3	—	2.3
Total commercial loans and leases	2.4	0.3	0.9	3.6
Direct installment	0.1	—	—	0.1
Residential mortgages	0.1	0.3	—	0.4
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.3	0.3	—	0.6
Total	$2.7	$0.6	$0.9	$4.2

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2024
Commercial real estate	$13.5	$—	$—
Commercial and industrial	0.6	—	—
Total commercial loans and leases	14.1	—	—
Direct installment	1.6	0.2	—
Residential mortgages	3.3	2.7	0.6
Consumer lines of credit	1.5	0.3	—
Total consumer loans	6.4	3.2	0.6
Total	$20.5	$3.2	$0.6

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2023
Commercial real estate	$12.9	$—	$—
Commercial and industrial	3.2	—	—
Total commercial loans and leases	16.1	—	—
Direct installment	1.2	0.2	—
Residential mortgages	2.6	0.8	0.1
Consumer lines of credit	1.6	—	—
Total consumer loans	5.4	1.0	0.1
Total	$21.5	$1.0	$0.1

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2024
Commercial real estate	$157.7	$(13.8)	$0.9	$(12.9)	$40.1	$184.9
Commercial and industrial	93.5	(10.1)	6.5	(3.6)	(11.5)	78.4
Commercial leases	22.9	(0.1)	—	(0.1)	(1.2)	21.6
Other	4.0	(1.2)	0.2	(1.0)	1.0	4.0
Total commercial loans and leases	278.1	(25.2)	7.6	(17.6)	28.4	288.9
Direct installment	30.9	(0.2)	0.2	—	(1.7)	29.2
Residential mortgages	88.2	(0.1)	0.1	—	(4.0)	84.2
Indirect installment	13.1	(4.2)	0.6	(3.6)	(0.5)	9.0
Consumer lines of credit	8.5	(0.4)	0.1	(0.3)	0.7	8.9
Total consumer loans	140.7	(4.9)	1.0	(3.9)	(5.5)	131.3
Total allowance for credit losses on loans and leases	418.8	(30.1)	8.6	(21.5)	22.9	420.2
Allowance for unfunded loan commitments	21.8	—	—	—	0.6	22.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$440.6	$(30.1)	$8.6	$(21.5)	$23.5	$442.6
Nine Months Ended September 30, 2024
Commercial real estate	$166.6	$(24.1)	$2.1	$(22.0)	$40.3	$184.9
Commercial and industrial	87.8	(18.7)	9.0	(9.7)	0.3	78.4
Commercial leases	21.2	(0.3)	0.1	(0.2)	0.6	21.6
Other	3.7	(3.1)	1.1	(2.0)	2.3	4.0
Total commercial loans and leases	279.3	(46.2)	12.3	(33.9)	43.5	288.9
Direct installment	33.8	(0.8)	0.6	(0.2)	(4.4)	29.2
Residential mortgages	70.5	(0.3)	0.2	(0.1)	13.8	84.2
Indirect installment	12.8	(9.6)	2.1	(7.5)	3.7	9.0
Consumer lines of credit	9.2	(1.0)	0.6	(0.4)	0.1	8.9
Total consumer loans	126.3	(11.7)	3.5	(8.2)	13.2	131.3
Total allowance for credit losses on loans and leases	405.6	(57.9)	15.8	(42.1)	56.7	420.2
Allowance for unfunded loan commitments	21.5	—	—	—	0.9	22.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$427.1	$(57.9)	$15.8	$(42.1)	$57.6	$442.6

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2023
Commercial real estate	$154.2	$(0.6)	$0.9	$0.3	$0.5	$155.0
Commercial and industrial	114.3	(37.2)	1.4	(35.8)	17.1	95.6
Commercial leases	15.2	—	—	—	2.9	18.1
Other	3.8	(0.9)	0.2	(0.7)	1.1	4.2
Total commercial loans and leases	287.5	(38.7)	2.5	(36.2)	21.6	272.9
Direct installment	35.6	(0.1)	0.2	0.1	(1.0)	34.7
Residential mortgages	63.4	(0.1)	0.1	—	4.0	67.4
Indirect installment	16.6	(2.1)	0.5	(1.6)	1.1	16.1
Consumer lines of credit	9.6	(0.2)	0.2	—	(0.1)	9.5
Total consumer loans	125.2	(2.5)	1.0	(1.5)	4.0	127.7
Total allowance for credit losses on loans and leases	412.7	(41.2)	3.5	(37.7)	25.6	400.6
Allowance for unfunded loan commitments	21.0	—	—	—	0.3	21.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$433.7	$(41.2)	$3.5	$(37.7)	$25.9	$421.9
Nine Months Ended September 30, 2023
Commercial real estate	$162.1	$(8.9)	$3.2	$(5.7)	$(1.4)	$155.0
Commercial and industrial	102.1	(48.5)	3.0	(45.5)	39.0	95.6
Commercial leases	13.5	—	—	—	4.6	18.1
Other	4.0	(3.3)	0.7	(2.6)	2.8	4.2
Total commercial loans and leases	281.7	(60.7)	6.9	(53.8)	45.0	272.9
Direct installment	35.9	(0.5)	0.5	—	(1.2)	34.7
Residential mortgages	55.5	(0.7)	0.3	(0.4)	12.3	67.4
Indirect installment	17.3	(6.9)	1.6	(5.3)	4.1	16.1
Consumer lines of credit	11.3	(0.8)	0.7	(0.1)	(1.7)	9.5
Total consumer loans	120.0	(8.9)	3.1	(5.8)	13.5	127.7
Total allowance for credit losses on loans and leases	401.7	(69.6)	10.0	(59.6)	58.5	400.6
Allowance for unfunded loan commitments	21.4	—	—	—	(0.1)	21.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(69.6)	$10.0	$(59.6)	$58.4	$421.9
Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(in millions)
Balance at beginning of period	$21.8	$21.0	$21.5	$21.4
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.6	0.3	1.0	(0.1)
Consumer portfolio	—	—	(0.1)	—
Balance at end of period	$22.4	$21.3	$22.4	$21.3

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
At September 30, 2024 and December 31, 2023, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2024, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 6.5% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 12.7% over our R&S forecast period, (iii) S&P Volatility, which increases 8.0% in 2024 and 4.7% in 2025 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2023 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
The ACL on loans and leases of $420.2 million at September 30, 2024 increased $14.6 million, or 3.6%, from December 31, 2023. Our ending ACL coverage ratio at September 30, 2024 was 1.25%, compared to 1.25% at December 31, 2023. Total provision for credit losses for the three months ended September 30, 2024 was $23.5 million compared to $25.9 million for the same period of 2023, which included an $18.8 million specific reserve established for a single $31.9 million commercial and industrial loan downgraded to non-performing status during the second quarter of 2023. The third quarter of 2024 reflected net charge-offs of $21.5 million, or 0.25% annualized of average total loans, compared to $37.7 million, or 0.47% annualized, in the third quarter of 2023. Total provision for credit losses for the nine months ended September 30, 2024 was $57.6 million compared to $58.5 million, which included $31.9 million in provision for the previously disclosed isolated commercial loan charged off due to indications of alleged fraud and subsequent bankruptcy filings by our borrower and its primary supplier for the same period of 2023. Net charge-offs were $42.1 million, or 0.17% annualized of average total loans, during the nine months ended September 30, 2024, compared to $59.6 million, or 0.26% annualized, for the same period of 2023. The nine months ended September 30, 2023 was impacted by the previously disclosed isolated $31.9 million commercial loan.
NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	September 30, 2024	December 31, 2023
Mortgage loans sold with servicing retained	$6,244	$5,729

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Mortgage loans sold with servicing retained	$314	$322	$936	$781
Pre-tax net gains (losses) resulting from above loan sales (1)	7	1	18	1
Mortgage servicing fees (1)	4	3	11	10
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$65.1	$55.7	$59.5	$52.8
Additions	4.0	3.8	11.8	9.0
Payoffs and curtailments	(1.0)	(1.3)	(2.3)	(1.6)
Impairment (charge) / recovery	(2.8)	—	(2.6)	—
Amortization / other	(0.5)	0.2	(1.6)	(1.8)
Balance at end of period	$64.8	$58.4	$64.8	$58.4
Fair value, beginning of period	$78.0	$72.1	$71.8	$68.6
Fair value, end of period	75.2	75.1	75.2	75.1
There was a $2.8 million valuation allowance for MSRs at September 30, 2024 and $0.2 million as of December 31, 2023.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	September 30, 2024	December 31, 2023
Weighted average life (months)	87	92
Constant prepayment rate (annualized)	9.0%	7.9%
Discount rate	10.0%	10.2%
Effect on fair value due to change in interest rates:
+2.00%	$13	$7
+1.00%	9	5
+0.50%	5	3
+0.25%	3	2
-0.25%	(2)	(2)
-0.50%	(5)	(4)
-1.00%	(9)	(8)
-2.00%	(21)	(21)
-3.00%	(41)	(42)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of September 30, 2024, we had operating lease right-of-use assets and operating lease liabilities of $199.0 million and $240.1 million, respectively. We have finance lease right-of-use assets and finance lease liabilities of $34.1 million and $35.9 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2024, we have certain operating lease agreements, primarily for administrative office space, that have not yet commenced. At commencement, it is expected that these leases will add approximately $30.8 million in right-of-use assets and $33.0 million in other liabilities. These operating leases are currently expected to commence in 2024 and 2025 with lease terms of up to 20 years. These operating leases include the lease, with a related party, of the future new FNB headquarters building in Pittsburgh, Pennsylvania. Beginning in 2023, several floors of the FNB headquarters building have been made available to FNB for the purpose of constructing our office spaces, and we commenced the lease of those floors. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Operating lease cost	$11	$9	$30	$25
Variable lease cost	1	1	4	3
Finance lease cost	—	1	2	3
Total lease cost	$12	$11	$36	$31
Other information related to leases is as follows:
TABLE 7.2

	Nine Months Ended September 30,
(dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25	$7
Operating cash flows from finance leases	$1	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$25	$31
Finance leases	$4	$—
Weighted average remaining lease term (years):
Operating leases	11	10.36
Finance leases	19	19.75
Weighted average discount rate:
Operating leases	3.9%	3.2%
Finance leases	3.4%	3.2%
Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
September 30, 2024
0 - 12 months	$35	$2	$37
13 - 24 months	31	2	33
25 - 36 months	28	2	30
37 - 48 months	25	3	28
49 - 60 months	23	3	26
Later years	161	37	198
Total lease payments	303	49	352
Less: imputed interest	(63)	(13)	(76)
Present value of lease liabilities	$240	$36	$276

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
TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2024
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	168	72	168
Other investments	29	—	29
Total	$200	$145	$197
December 31, 2023
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	143	62	143
Other investments	40	6	40
Total	$186	$141	$183
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
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	September 30, 2024	December 31, 2023
Tax credit investments included in other assets	$96	$81
Unfunded tax credit investments	72	62
In the first quarter of 2024, we adopted ASU 2023-02, resulting in the amortization of HTC and NMTC investments being recognized in the provision for income taxes as of the adoption of this standard. These activities were previously recognized in non-interest expense.
The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Provision for income taxes:
Amortization of tax credit investments under proportional method	$5	$4	$16	$12
Tax credits from tax credit investments	(5)	(4)	(16)	(12)
Other tax benefits related to tax credit investments	—	(1)	(2)	(2)
Total impact on provision for income taxes	$—	$(1)	$(2)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.

NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	September 30, 2024	December 31, 2023
Securities sold under repurchase agreements	$192	$233
Federal Home Loan Bank advances	930	1,900
Federal funds purchased	310	260
Subordinated notes	130	113
Total short-term borrowings	$1,562	$2,506
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $480.0 million, or 51.6%, had overnight maturities as of September 30, 2024, compared to $450.0 million, or 23.7%, as of December 31, 2023. At September 30, 2024, $100.0 million, or 10.8%, of the short-term FHLB advances was swapped to fixed rate with a 2024 maturity, compared to $400.0 million, or 21.1%, as of December 31, 2023. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	September 30, 2024	December 31, 2023
Federal Home Loan Bank advances	$1,750	$1,200
Senior notes	349	349
Subordinated notes	76	82
Junior subordinated debt	73	73
Other subordinated debt	267	267
Total long-term borrowings	$2,515	$1,971
Our banking affiliate has available credit with the FHLB of $11.9 billion, of which $2.7 billion was utilized and included in short-term and long-term borrowings and $750.0 million was utilized for a letter of credit for pledging of public funds as of September 30, 2024. These advances are secured by loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2024 while the long-term borrowings are scheduled to mature periodically through 2028. Effective interest rates paid on fixed rate long-term FHLB advances ranged from 3.69% to 4.88% for the three months ended September 30, 2024 and 4.23% and 4.88% for the year ended December 31, 2023. The effective interest rate paid on variable rate long-term FHLB advances was Overnight SOFR plus an average spread of 34.1 basis points for the three months ended September 30, 2024. There were no variable rate advances for the year ended December 31, 2023.

The following table provides information relating to our senior notes and other subordinated debt as of September 30, 2024. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 9.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$349	8/25/2025	5.150%
Total senior notes	350	347	349
Other Subordinated Debt:
7.778% Fixed-To-Floating Rate Subordinated Notes due 2029 (1)	120	118	119	2/14/2029	7.778%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
8.276% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (2) (4)	25	26	24	12/6/2028	8.276%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (3) (4)	25	24	24	5/29/2030	5.000%
Total other subordinated debt	270	266	267
Total	$620	$613	$616
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
The following table provides information relating to the Trusts as of September 30, 2024:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	6.86%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	6.53%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	6.33%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	6.69%	SOFR + 148 bps
Total	$77	$3	$73
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Other Credit Availability
Our banking affiliate has additional unused other wholesale credit availability of $7.4 billion as of September 30, 2024.

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	September 30, 2024			December 31, 2023
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Asset	Liability	Amount	Asset	Liability
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,500	$2	$—	$1,800	$1	$—
Interest rate swaps – not designated	5,903	54	62	5,660	74	35
Total subject to master netting arrangements	7,403	56	62	7,460	75	35
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,903	62	200	5,660	35	289
Interest rate lock commitments – not designated	424	7	—	239	5	—
Forward delivery commitments – not designated	546	1	1	294	1	4
Credit risk contracts – not designated	788	—	—	629	—	—
Total not subject to master netting arrangements	7,661	70	201	6,822	41	293
Total	$15,064	$126	$263	$14,282	$116	$328
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
The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2024	2023		2024	2023
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(7)	$(21)	Interest income (expense)	$(30)	$(16)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Nine months ended September 30,
	2024		2023
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,491	$90	$1,278	$55
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(37)	7	(33)	17
As of September 30, 2024, the maximum length of time over which forecasted interest cash flows are hedged is 1.6 years. In the twelve months that follow September 30, 2024, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $20.8 million ($16.1 million net of tax), in association with interest on the hedged loans and FHLB advances. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2024.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the nine months ended September 30, 2024 and 2023, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Risk participation agreements sold with notional amounts totaling $619.6 million as of September 30, 2024 have remaining terms ranging from one month to seventeen years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0.1 million at both September 30, 2024 and December 31, 2023. The fair values of risk participation agreements purchased and sold were $0.2 million and $0.1 million, respectively, at September 30, 2024 and $0.2 million and $0.1 million, respectively at December 31, 2023.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Nine Months Ended September 30,
(in millions)	Consolidated Statements of Income Location	2024	2023
Interest rate swaps	Non-interest income - other	$—	$(1)
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	3	4
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay nothing as of September 30, 2024 or December 31, 2023, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset:
TABLE 10.5

		Amount Not Offset in the Consolidated Balance Sheets
(in millions)	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral	Net Amount
September 30, 2024
Derivative Assets
Interest rate contracts:
Designated	$2	$—	$2	$—
Not designated	54	—	54	—
Total	$56	$—	$56	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$62	$—	$62	$—
Total	$62	$—	$62	$—

December 31, 2023
Derivative Assets
Interest rate contracts:
Designated	$1	$—	$1	$—
Not designated	74	—	74	—
Total	$75	$—	$75	$—

Derivative Liabilities
Interest rate contracts:
Not designated	$35	$—	$35	$—
Total	$35	$—	$35	$—

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

Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	September 30, 2024	December 31, 2023
Commitments to extend credit	$14,137	$13,656
Standby letters of credit	259	257
At September 30, 2024, funding of 79.5% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $22.4 million at September 30, 2024 and $21.5 million at December 31, 2023. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,271,502 and 1,426,146 restricted stock units during the nine months ended September 30, 2024 and 2023, respectively, including 334,082 and 290,764 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock, including 8,000,000 shares registered during the second quarter of 2024. As of September 30, 2024, we had 9,077,587 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Nine Months Ended September 30,
	2024		2023
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,502,598	$12.89	4,821,182	$10.30
Granted	1,271,502	14.05	1,426,146	12.71
Net adjustment	362,042	—	172,874	—
Vested	(1,520,737)	12.75	(2,310,042)	7.03
Forfeited/expired/canceled	(40,377)	12.42	(605,383)	7.93
Unvested units outstanding at end of period	3,575,028	13.38	3,504,777	12.88

The following table provides certain information related to restricted stock units:
TABLE 12.2

(in millions)	Nine Months Ended September 30,
	2024	2023
Stock-based compensation expense	$15	$15
Tax benefit related to stock-based compensation expense	3	3
Fair value of units vested	19	18
As of September 30, 2024, there was $12.9 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of September 30, 2024 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,613,344	961,684	3,575,028
Unrecognized compensation expense	$13	$—	$13
Intrinsic value	$37	$14	$51
Weighted average remaining life (in years)	1.82	1.71	1.79
NOTE 13.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2024	2023	2024	2023
Current income taxes:
Federal taxes	$27	$12	$74	$79
State taxes	2	3	6	8
Total current income taxes	29	15	80	87
Deferred income taxes:
Federal taxes	1	3	15	2
State taxes	—	1	3	2
Total deferred income taxes	1	4	18	4
Total income taxes	$30	$19	$98	$91
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	21.4	11.5	21.5	17.4
Income tax expense was higher for the three and nine months ended September 30, 2024 driven by a renewable energy investment tax credit recognized as part of a solar project financing transaction that closed in September 2023. The increase was also attributable, to a lesser extent from lower stock compensation vesting deductions, higher disallowance of FDIC premium deductions and higher levels of proportional amortization for certain tax credit investments resulting from the adoption of FASB ASU 2023-02 on January 1, 2024.
The higher effective tax rate for the three and nine months ended September 30, 2024 compared to 2023 was primarily due to the renewable energy investment tax credits as part of a solar project financing transaction that closed in September 2023.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $80.5 million and $120.8 million at September 30, 2024 and December 31, 2023, respectively.
NOTE 14.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2024
Balance at beginning of period	$(160)	$(33)	$(42)	$(235)
Other comprehensive (loss) income before reclassifications	62	(6)	1	57
Amounts reclassified from AOCI	—	24	—	24
Net current period other comprehensive income	62	18	1	81
Balance at end of period	$(98)	$(15)	$(41)	$(154)
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

The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2024	2023	2024	2023
Net income	$110	$145	$355	$434
Less: Preferred stock dividends	—	2	6	6
Net income available to common stockholders	$110	$143	$349	$428
Basic weighted average common shares outstanding	361,272,879	360,847,457	361,425,077	360,603,432
Net effect of dilutive stock options and restricted stock	1,152,649	930,968	1,157,928	2,501,504
Diluted weighted average common shares outstanding	362,425,528	361,778,425	362,583,005	363,104,936
Earnings per common share:
Basic	$0.30	$0.40	$0.97	$1.19
Diluted	$0.30	$0.40	$0.96	$1.18
There were no anti-dilutive shares for the nine months ended September 30, 2024 and 2023.

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Nine Months Ended September 30,
(in millions)	2024	2023
Interest paid on deposits and other borrowings	$720	$420
Income taxes paid	42	94
Transfers of loans to other real estate owned	1	2
Loans transferred to held for sale from portfolio	431	—
Loans transferred to portfolio from held for sale	14	33
We did not have any restricted cash as of September 30, 2024 and 2023.
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
TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2024
Interest income	$581	$—	$—	$2	$583
Interest expense	252	—	—	8	260
Net interest income	329	—	—	(6)	323
Provision for credit losses	23	—	—	—	23
Non-interest income	67	19	5	(2)	89
Non-interest expense (1)	222	14	4	5	245
Amortization of intangibles	4	—	—	—	4
Income tax expense (benefit)	32	1	—	(3)	30
Net income (loss)	115	4	1	(10)	110
Total assets	47,662	41	32	241	47,976
Total intangibles	2,499	9	26	—	2,534
At or for the Three Months Ended September 30, 2023
Interest income	$512	$—	$—	$1	$513
Interest expense	180	—	—	7	187
Net interest income	332	—	—	(6)	326
Provision for credit losses	25	—	—	—	25
Non-interest income	60	18	4	(1)	81
Non-interest expense (1)	194	12	5	2	213
Amortization of intangibles	5	—	—	—	5
Income tax expense (benefit)	19	2	—	(2)	19
Net income (loss)	149	4	(1)	(7)	145
Total assets	45,305	40	30	121	45,496
Total intangibles	2,516	9	26	—	2,551
(1) Excludes amortization of intangibles, which is presented separately.

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2024
Interest income	$1,678	$—	$—	$5	$1,683
Interest expense	703	—	—	22	725
Net interest income	975	—	—	(17)	958
Provision for credit losses	57	—	—	—	57
Non-interest income	194	59	18	(6)	265
Non-interest expense (1)	632	41	14	13	700
Amortization of intangibles	13	—	—	—	13
Income tax expense (benefit)	102	4	1	(9)	98
Net income (loss)	365	14	3	(27)	355
Total assets	47,662	41	32	241	47,976
Total intangibles	2,499	9	26	—	2,534
At or for the Nine Months Ended September 30, 2023
Interest income	$1,437	$—	$—	$4	$1,441
Interest expense	425	—	—	24	449
Net interest income	1,012	—	—	(20)	992
Provision for credit losses	58	—	—	—	58
Non-interest income	172	54	18	(3)	241
Non-interest expense (1)	576	38	14	7	635
Amortization of intangibles	15	—	—	—	15
Income tax expense (benefit)	96	4	1	(10)	91
Net income (loss)	439	12	3	(20)	434
Total assets	45,305	40	30	121	45,496
Total intangibles	2,516	9	26	—	2,551
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$201	$—	$—	$201
U.S. government agencies	—	62	—	62
U.S. government-sponsored entities	—	302	—	302
Residential MBS:
Agency MBS	—	859	—	859
Agency collateralized mortgage obligations	—	749	—	749
Agency commercial MBS	—	1,252	—	1,252
States of the U.S. and political subdivisions (municipals)	—	23	—	23
Other debt securities	—	46	—	46
Total debt securities available for sale	201	3,293	—	3,494
Loans held for sale	—	191	—	191
Loans receivable	—	—	49	49
Derivative financial instruments
Trading	—	116	—	116
Not for trading	—	3	7	10
Total derivative financial instruments	—	119	7	126
Total assets measured at fair value on a recurring basis	$201	$3,603	$56	$3,860
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$262	$—	$262
Not for trading	—	1	—	1
Total derivative financial instruments	—	263	—	263
Total liabilities measured at fair value on a recurring basis	$—	$263	$—	$263

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$420	$—	$—	$420
U.S. government agencies	—	79	—	79
U.S. government-sponsored entities	—	223	—	223
Residential MBS:
Agency MBS	—	752	—	752
Agency collateralized mortgage obligations	—	832	—	832
Agency commercial MBS	—	884	—	884
States of the U.S. and political subdivisions (municipals)	—	27	—	27
Other debt securities	—	37	—	37
Total debt securities available for sale	420	2,834	—	3,254
Loans held for sale	—	150	—	150
Derivative financial instruments
Trading	—	109	—	109
Not for trading	—	2	5	7
Total derivative financial instruments	—	111	5	116
Total assets measured at fair value on a recurring basis	$420	$3,095	$5	$3,520
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$324	$—	$324
Not for trading	—	4	—	4
Total derivative financial instruments	—	328	—	328
Total liabilities measured at fair value on a recurring basis	$—	$328	$—	$328
The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Other Debt Securities	Loans Receivable	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2024
Balance at beginning of period	$—	$—	$5	$5
Purchases, issuances, sales and settlements:
Issuances	—	—	7	7
Settlements	—	—	(5)	(5)
Transfers into Level 3	—	49	—	49
Balance at end of period	$—	$49	$7	$56
Year Ended December 31, 2023
Balance at beginning of period	$—	$—	$—	$—
Purchases, issuances, sales and settlements:
Issuances	—	—	6	6
Settlements	—	—	(1)	(1)
Balance at end of period	$—	$—	$5	$5

We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first nine months of 2024, $49.2 million in loans receivable were measured using the fair value option at Level 3 on a recurring basis. There were no transfers of assets or liabilities between the hierarchy levels during the first nine months of 2023.
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
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2024
Collateral dependent loans	$—	$—	$100	$100
Other assets - MSRs	—	—	13	13
December 31, 2023
Collateral dependent loans	$—	$—	$35	$35
Indirect installment loans held for sale	—	—	338	338
Other assets - MSRs	—	—	12	12
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the nine months or twelve months ended September 30, 2024 and December 31, 2023, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2024 had a carrying amount of $100.2 million, which includes an allocated ACL of $24.6 million. The ACL includes a provision applicable to the current period fair value measurements of $39.9 million, which was included in provision for credit losses for the nine months ended September 30, 2024.
MSRs measured at fair value on a non-recurring basis had a carrying value of $12.5 million, and a valuation allowance of $2.8 million as of September 30, 2024. The valuation allowance includes a provision of $2.6 million included in earnings for 2024.
Fair Value of Financial Instruments
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.

The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Financial Assets
Cash and cash equivalents	$2,078	$2,078	$2,078	$—	$—
Debt securities available for sale	3,494	3,494	201	3,293	—
Debt securities held to maturity	3,820	3,581	1	3,580	—
Net loans and leases, including loans held for sale	33,490	32,090	—	191	31,899
Loan servicing rights	66	77	—	—	77
Derivative assets	126	126	—	119	7
Accrued interest receivable	166	166	166	—	—
Financial Liabilities
Deposits	36,771	36,746	29,100	7,646	—
Short-term borrowings	1,562	1,564	1,564	—	—
Long-term borrowings	2,515	2,530	—	1,758	772
Derivative liabilities	263	263	—	263	—
Accrued interest payable	72	72	72	—	—
December 31, 2023
Financial Assets
Cash and cash equivalents	$1,576	$1,576	$1,576	$—	$—
Debt securities available for sale	3,254	3,254	420	2,834	—
Debt securities held to maturity	3,911	3,593	—	3,593	—
Net loans and leases, including loans held for sale	32,405	30,641	—	150	30,491
Loan servicing rights	61	73	—	—	73
Derivative assets	116	116	—	111	5
Accrued interest receivable	160	160	160	—	—
Financial Liabilities
Deposits	34,711	34,654	28,496	6,158	—
Short-term borrowings	2,506	2,505	2,505	—	—
Long-term borrowings	1,971	1,928	—	1,192	736
Derivative liabilities	328	328	—	328	—
Accrued interest payable	69	69	69	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the nine-month periods ended September 30, 2024 and 2023. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024. Our results of operations for the nine months ended September 30, 2024 are not necessarily indicative of results expected for the full year.
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
Our forward-looking statements are subject to the following principal risks and uncertainties:
•Our business, financial results and balance sheet values are affected by business, regulatory, economic and political circumstances, including, but not limited to: (i) developments with respect to the U.S. and global financial markets; (ii) supervision, regulation, enforcement and other actions by several governmental agencies, including the FRB, FDIC, Financial Stability Oversight Council (FSOC), DOJ, CFPB, UST, OCC and Department of Housing and Urban Development (HUD), state attorney generals and other governmental agencies whose actions may affect, among other things, our consumer and mortgage lending and deposit practices, capital structure, investment practices, dividend policy, annual FDIC insurance premium assessment, growth opportunities, money supply, market interest rates or otherwise affect business activities of the financial services industry; (iii) a slowing of the U.S. economy in general and regional and local economies within our market area; (iv) inflation concerns; (v) the impacts of tariffs or other trade policies of the U.S. or its global trading partners; and (vi) the sociopolitical environment in the U.S.
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
•Business and operating results can also be affected by difficult to predict uncertainties, such as widespread natural and other disasters, wars, pandemics, global events and geopolitical instability, including the Ukraine-Russia conflict and the potential for broader conflict in the Middle East, shortages of labor, supply chain disruptions and shipping delays, terrorist activities, system failures, security breaches, significant political events, cyber-attacks, international hostilities or other extraordinary events which are beyond our control and may significantly impact the U.S. or global economy and financial markets generally, or us or our counterparties, customers or third-party vendors specifically.
•Our ability to take certain capital actions, including returning capital to shareholders, is subject to us meeting or exceeding minimum capital levels. Our regulatory capital ratios in the future will depend upon, among other things, our financial performance, the scope and terms of capital regulations then in effect and management actions affecting the composition of our balance sheet.
•Historically we have grown our business in part through acquisitions, new strategic and business initiatives and new products. Potential risks and uncertainties include those presented by the nature of the business acquired, the strategic or business initiative or the new product, including in some cases those associated with our entry into new business lines or new geographic or other markets and risks resulting from our inexperience in those new areas, as well as risks and uncertainties related to the acquisition transactions themselves, increased scrutiny associated with the regulatory approval process, other regulatory issues stemming from such acquisitions or new initiatives or product lines, the integration of the acquired businesses into us after closing or any failure to execute strategic, risk management or operational plans.
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
◦Changes in governmental monetary and fiscal policies, including interest rate policies and strategies of the FOMC.
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
◦Business and operating results that are affected by our ability to effectively identify and manage risks inherent in our businesses, including, where appropriate, through effective use of policies, processes, systems and controls, third-party insurance, derivatives, and capital and liquidity management techniques.
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

USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common stockholders, operating earnings per diluted common share, return on average tangible common equity, operating return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, pre-provision net revenue (reported), operating pre-provision net revenue, operating non-interest expense, net loan charge-offs, excluding an isolated commercial loan charge-off due to alleged fraud (annualized) to total average loans and leases, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
Management believes items such as merger expenses, preferred deemed dividend at redemption, FDIC special assessment, software impairment, loss on indirect auto loan sales and branch consolidation costs are not organic to run our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.
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
FINANCIAL SUMMARY
Net income available to common stockholders for the third quarter of 2024 was $110.1 million or $0.30 per diluted common share, compared to net income available to common stockholders for the third quarter of 2023 of $143.3 million or $0.40 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.34 for the third quarter of 2024, excluding $0.04 per share of significant items impacting earnings, while the third quarter of 2023 was $0.40.
Our third quarter operating earnings per diluted common share (non-GAAP) totaled $0.34 with significant tangible book value per share (non-GAAP) growth of 15% year-over-year to a record $10.33, strong sequential annualized revenue growth of 9%, with record non-interest income of $90 million, and a solid operating return on average tangible common equity (non-GAAP) of 14%. We had robust linked-quarter deposit growth of $1.8 billion, or 5%, highlighting our ability to leverage our significant client relationships, digital and data analytics capabilities as part of our Clicks-to-Bricks strategy and our diverse geographic footprint to manage the loan-to-deposit ratio which improved nearly 500 basis points from last quarter to 91.7%. Our capital levels reached all-time highs with a tangible common equity ratio (non-GAAP) at 8.2% and CET1 ratio at 10.4%. Our credit metrics ended the quarter at solid levels with the reserve coverage ratio up slightly given our proactive approach to credit risk management.
Income Statement Highlights (third quarter of 2024 compared to third quarter of 2023, except as noted)
•Net interest income totaled $323.3 million, an increase of $7.4 million, or 2.4%, from the prior quarter, primarily due to improved earning asset yields and loan growth, as well as lower short-term borrowing levels, offsetting the higher cost of interest-bearing deposits.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) remained stable with a 1 basis point decline to 3.08%, reflecting an 8 basis point increase in the total yield on earning assets (non-GAAP) and a 10 basis point increase in the total cost of funds. In September 2024, the FOMC lowered the targeted Federal Funds interest rate by 50 basis points.
•The provision for credit losses was $23.4 million, an increase of $3.2 million from the prior quarter, with net charge-offs of $21.5 million compared to $7.8 million in the prior quarter.
•Non-interest income totaled a record $89.7 million, an increase of 10.0% from the year-ago quarter, benefiting from our diversified business model and related revenue generation.
•Pre-provision net revenue (non-GAAP) totaled $163.6 million, a 7.7% decrease from the prior quarter. On an operating basis, pre-provision net revenue (non-GAAP) totaled $178.8 million, a 0.5% increase from the prior quarter, driven by continued strong non-interest income generation and growth in net interest income, offset by an increase in non-interest expense.
•Non-interest expense totaled $249.4 million, compared to $226.6 million in the prior quarter, including $15.3 million (pre-tax) of significant items in the third quarter of 2024 and $0.8 million in the second quarter of 2024. When adjusting for the significant items, non-interest expense increased $8.4 million, or 3.7%, linked-quarter on an operating basis (non-GAAP).
~~•~~The efficiency ratio (non-GAAP) remained at a solid level of 55.2%, compared to 51.7% for the year-ago quarter and 54.4% for the prior quarter.
Balance Sheet Highlights
~~•~~Period-end total loans and leases increased $1.6 billion, or 4.9%, compared to September 30, 2023. Commercial loans and leases increased $1.0 billion, or 5.1%, and consumer loans increased $530.9 million, or 4.4%. Our loan growth was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
~~•~~On a linked-quarter basis, period-end total loans and leases decreased $39.6 million, or 0.1%, with an increase in commercial loans and leases of $92.6 million and a decrease in consumer loans of $132.2 million. In September 2024, we sold $431 million of performing indirect auto loans as part of our balance sheet repositioning actions. The related loss on sale of $11.6 million is reflected as a significant item impacting earnings in other non-interest expense. The loan sale positively impacted the loan-to-deposit ratio by approximately 120 basis points and the CET1 regulatory capital ratio by approximately 10 basis points. Excluding the indirect auto loan sale, period-end total loans and leases increased $391.4 million, or 1.2%.
•Period-end total deposits increased $2.2 billion, or 6.2%, compared to September 30, 2023, driven by an increase of $1.9 billion in shorter-term time deposits and $1.5 billion in interest-bearing demand deposits offsetting the decline in non-interest-bearing demand deposits of $833.2 million and savings deposits of $357.6 million as customers continued to opt for higher-yielding deposit products given the interest rate environment.
•On a linked-quarter basis, period-end total deposits increased $1.8 billion, or 5.1%, with an increase in interest-bearing deposits of $1.3 billion, or 8.9%, and shorter-term time deposits of $783.4 million, offsetting the slight decline in non-interest-bearing demand deposits of $191.5 million and savings deposits of $117.0 million. The mix of non-interest-bearing deposits to total deposits equaled 27% at September 30, 2024, compared to 29% at the prior quarter-end, reflecting the strong interest-bearing deposit growth and fairly stable non-interest-bearing deposit balances.
•The loan-to-deposit ratio was 92% at September 30, 2024, compared to the prior quarter at 96%, reflecting $1.8 billion of linked-quarter deposit growth and the previously mentioned indirect auto loan sale.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO totaled 0.39%, compared to 0.33% in the prior quarter. Total delinquency increased 16 basis points to 0.79%, compared to 0.63% at September 30, 2023. While these two metrics increased compared to the prior periods shown, the overall asset quality metrics continue to remain near historically low levels.
•The third quarter of 2024 reflected net charge-offs of $21.5 million, or 0.25% annualized of total average loans, compared to $37.7 million, or 0.47% annualized, in the third quarter of 2023.

•The ACL on loans and leases was $420.2 million, an increase of $19.5 million compared to September 30, 2023, with the ratio of the ACL to total loans and leases stable at 1.25%.
•Tangible book value per common share (non-GAAP) of $10.33, increased $1.31, or 14.5%, compared to September 30, 2023. AOCI reduced the tangible book value per common share (non-GAAP) by $0.43 as of September 30, 2024, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $1.06 reduction as of September 30, 2023, an improvement of $0.63 on a year-over-year basis.
•Our capital levels reached all-time highs with the tangible common equity ratio (non-GAAP) at 8.2% and the CET1 regulatory capital ratio at 10.4%.

TABLE 1

	Three Months Ended September 30,
Quarterly Results Summary	2024	2023
Reported results
Net income available to common stockholders (millions)	$110.1	$143.3
Net income per diluted common share	0.30	0.40
Book value per common share	17.38	16.13
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	122.2	143.3
Operating net income per diluted common share	0.34	0.40
Average diluted common shares outstanding (thousands)	362,426	361,778
Significant items impacting earnings(1) (millions)
Pre-tax software impairment	$(3.7)	$—
After-tax impact of software impairment	(2.9)	—
Pre-tax loss on indirect auto loan sale	(11.6)	—
After-tax impact of loss on indirect auto loan sale	(9.1)	—
Total significant items pre-tax	$(15.3)	$—
Total significant items after-tax	$(12.0)	$—
Capital measures
Common equity tier 1	10.44%	10.17%
Tangible common equity to tangible assets (non-GAAP)	8.17	7.54
Tangible book value per common share (non-GAAP)	$10.33	$9.02

	Nine Months Ended September 30,
Year-to-Date Results Summary	2024	2023
Reported results
Net income available to common stockholders (millions)	$349.5	$428.1
Net income per diluted common share	0.96	1.18
Operating results (non-GAAP)
Operating net income available to common stockholders (millions)	368.5	429.9
Operating net income per diluted common share	1.02	1.18
Average diluted common shares outstanding (thousands)	362,583	363,105
Significant items impacting earnings(1) (millions)
Preferred dividend equivalent at redemption	$(4.0)	$—
Pre-tax merger-related expenses	—	(2.2)
After-tax impact of merger-related expenses	—	(1.8)
Pre-tax branch consolidation costs	(1.2)	—
After-tax impact of branch consolidation costs	(0.9)	—
Pre-tax FDIC assessment	(5.2)	—
After-tax impact of FDIC assessment	(4.1)	—
Pre-tax software impairment	(3.7)	—
After-tax impact of software impairment	(2.9)	—
Pre-tax loss on indirect auto loan sales	(9.0)	—
After-tax impact of loss on indirect auto loan sales	(7.1)	—
Total significant items after-tax	$(19.0)	$(1.8)
(1) Favorable (unfavorable) impact on earnings

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023
Net income available to common stockholders for the three months ended September 30, 2024 was $110.1 million or $0.30 per diluted common share, compared to $143.3 million or $0.40 per diluted common share for the three months ended September 30, 2023. On an operating basis, third quarter of 2024 earnings per diluted common share (non-GAAP) was $0.34, excluding the $11.6 million loss on indirect auto loan sale and $3.7 million software impairment. By comparison, third quarter of 2023 earnings per diluted common share (non-GAAP) was $0.40 on an operating basis.
Net interest income totaled $323.3 million, a slight decrease of $3.3 million, or 1.0%, primarily due to higher deposit costs resulting from balance migration to higher yielding deposit products, partially offset by growth in earning assets and higher earning asset yields. The net interest margin (FTE) (non-GAAP) decreased 18 basis points to 3.08%. The yield on earning assets (non-GAAP) increased 40 basis points to 5.51%, driven by a 50 basis point increase on investment securities to 3.33% which benefited from the balance sheet restructuring in late 2023 and a 34 basis point increase in yields on loans to 6.03%. Total cost of funds increased 63 basis points to 2.56%, with a 72 basis point increase in interest-bearing deposit costs to 3.08% and an increase of 66 basis points in total borrowing costs. The provision for credit losses was $23.4 million, compared to $25.9 million. Non-interest income increased $8.1 million, or 10.0%, reflecting increased service charges income, mortgage banking operations income, wealth management revenues, bank owned life insurance and dividends on non-marketable equity securities, offset by reduced capital markets income and interchange and card transaction fees. Non-interest expense for the third quarter of 2024 increased $31.4 million, or 14.4%. Excluding significant items impacting earnings of $15.3 million, operating non-interest expense increased $16.2 million, or 7.4%, on an operating basis (non-GAAP). The biggest drivers of the non-interest expense increase were salaries and benefits expense with an increase of $12.7 million, or 11.2%, primarily from higher production-related commissions and normal annual merit increases, net occupancy and equipment expense with an increase of $4.3 million, or 10.3%, largely due to $3.7 million of software impairment and other non-interest expense, reflecting the $11.6 million loss on the indirect auto loan sale. Income taxes of $30.0 million increased $11.1 million, or 58.8%, as we had a reduction in 2023 income taxes due to renewable energy investment tax credits recognized in the third quarter of 2023 as part of a solar project financing transaction.
Financial highlights are summarized below:
TABLE 2

	Three Months Ended September 30,		$	%
(in thousands, except per share data)	2024	2023	Change	Change
Net interest income	$323,329	$326,581	$(3,252)	(1.0)%
Provision for credit losses	23,438	25,934	(2,496)	(9.6)
Non-interest income	89,688	81,551	8,137	10.0
Non-interest expense	249,431	217,998	31,433	14.4
Income taxes	30,045	18,919	11,126	58.8
Net income	110,103	145,281	(35,178)	(24.2)
Less: Preferred stock dividends	—	2,010	(2,010)	(100.0)
Net income available to common stockholders	$110,103	$143,271	$(33,168)	(23.2)%
Earnings per common share – Basic	$0.30	$0.40	$(0.10)	(25.0)%
Earnings per common share – Diluted	0.30	0.40	(0.10)	(25.0)
Cash dividends per common share	0.12	0.12	—	—

The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended September 30,
	2024	2023
Return on average equity	7.10%	9.80%
Return on average tangible common equity (1)	12.43	18.15
Return on average assets	0.92	1.28
Return on average tangible assets (1)	1.01	1.39
Book value per common share	$17.38	$16.13
Tangible book value per common share (1)	10.33	9.02
Equity to assets	13.02%	12.96%
Average equity to average assets	13.01	13.04
Common equity to assets	13.02	12.72
Tangible common equity to tangible assets (1)	8.17	7.54
Common equity tier 1 capital ratio	10.44	10.17
Dividend payout ratio	39.58	30.34
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$1,003,513	$11,276	4.47%	$1,223,226	$12,835	4.16%
Taxable investment securities (1)	6,177,736	48,317	3.13	6,046,294	37,140	2.46
Tax-exempt investment securities (1)(2)	1,023,050	8,816	3.45	1,051,475	9,107	3.46
Loans held for sale	300,326	5,729	7.61	109,568	2,416	8.80
Loans and leases (2)(3)	33,802,701	511,564	6.03	31,739,561	454,780	5.69
Total interest-earning assets (2)	42,307,326	585,702	5.51	40,170,124	516,278	5.11
Cash and due from banks	414,536			445,341
Allowance for credit losses	(427,826)			(415,722)
Premises and equipment	501,588			461,598
Other assets	4,620,414			4,432,826
Total assets	$47,416,038			$45,094,167
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$15,215,815	108,762	2.84	$13,997,552	75,840	2.15
Savings	3,281,732	10,406	1.26	3,676,239	9,875	1.07
Certificates and other time	7,234,412	79,868	4.39	5,698,129	53,293	3.71
Total interest-bearing deposits	25,731,959	199,036	3.08	23,371,920	139,008	2.36
Short-term borrowings	2,345,960	29,934	5.06	2,245,089	23,207	4.09
Long-term borrowings	2,314,914	30,473	5.24	1,974,017	24,565	4.94
Total interest-bearing liabilities	30,392,833	259,443	3.39	27,591,026	186,780	2.69
Non-interest-bearing demand	9,867,006			10,772,923
Total deposits and borrowings	40,259,839		2.56	38,363,949		1.93
Other liabilities	985,545			850,382
Total liabilities	41,245,384			39,214,331
Stockholders’ equity	6,170,654			5,879,836
Total liabilities and stockholders’ equity	$47,416,038			$45,094,167
Net interest-earning assets	$11,914,493			$12,579,098
Net interest income (FTE) (2)		326,259			329,498
Tax-equivalent adjustment		(2,930)			(2,917)
Net interest income		$323,329			$326,581
Net interest spread			2.12%			2.42%
Net interest margin (2)			3.08%			3.26%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) decreased $3.2 million, or 1.0%, to $326.3 million for the third quarter of 2024, primarily due to higher deposit costs resulting from the continued deposit balance migration to higher yielding products as well as increased total average borrowings, partially offset by growth in earning assets and higher earning asset yields. Average earning assets of $42.3 billion increased $2.1 billion, or 5.3%, driven by an increase in average loans and leases from the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint. Average interest-bearing liabilities of $30.4 billion increased $2.8 billion, or 10.2%, driven by an increase of $2.4 billion in average interest-bearing deposits and an increase in average borrowings of $441.8 million to support strong loan growth. Our net interest margin FTE (non-GAAP) decreased 18 basis points on a year-over-year basis to 3.08%, as the total cost of funds increased 63 basis points to 2.56% which more than offset the increase in the yield on earning assets (non-GAAP) of 40 basis points to 5.51%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(2,355)	$796	$(1,559)
Securities (2)	592	10,294	10,886
Loans held for sale	2,317	996	3,313
Loans and leases (2)	30,747	26,037	56,784
Total interest income (2)	31,301	38,123	69,424
Interest Expense (1)
Deposits:
Interest-bearing demand	13,300	19,622	32,922
Savings	284	247	531
Certificates and other time	14,848	11,727	26,575
Short-term borrowings	1,981	4,746	6,727
Long-term borrowings	4,285	1,623	5,908
Total interest expense	34,698	37,965	72,663
Net change (2)	$(3,397)	$158	$(3,239)
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
Interest income on an FTE basis (non-GAAP) of $585.7 million for the third quarter of 2024, increased $69.4 million, or 13.4%, from the same quarter of 2023, resulting from the interest rate increases by the FOMC and an increase in average earning assets of $2.1 billion. The increase in earning assets was primarily driven by a $2.1 billion, or 6.5%, increase in average loans and leases, partially offset by a decrease of $219.7 million in average cash balances. Average commercial loan growth of $1.2 billion, or 6.2%, was led by increases of $972.8 million in commercial real estate, $213.8 million in commercial and industrial loans and $62.1 million in commercial leases. The increase in average commercial loans and leases was driven by activity across the footprint, with over half of the year-over-year growth in North and South Carolina. The increase in commercial real estate included fundings on previously originated projects. Average consumer loans increased $819.7 million, or 6.9%, with a $1.4 billion increase in residential mortgages largely due to the continued successful execution in key markets by our expanded mortgage banker team and long-standing strategy of serving the purchase market. This growth was partially offset by a decrease in average indirect auto loans of $528.4 million reflecting the sale of $332 million of such loans that closed in the first quarter of 2024 and $431 million that closed in September of 2024, partially offset by new organic growth in the portfolio. The yield on average earning assets (non-GAAP) increased 40 basis points to 5.51% for the third quarter of 2024, primarily due to higher yields on loans and investment securities, which benefited from the balance sheet restructuring in late 2023 and a 34 basis point increase in yields on loans to 6.03%.
Interest expense of $259.4 million for the third quarter of 2024 increased $72.7 million from the same quarter of 2023, primarily due to the higher interest rate environment and an increase in average interest-bearing deposits and borrowings. Average interest-bearing deposits increased $2.4 billion, or 10.1%, while average non-interest-bearing deposits decreased $905.9 million, or 8.4%, and average savings deposits of $394.5 million as customers continued to migrate balances into higher-yielding products. The growth in average total deposits reflected organic growth in new and existing customer relationships. Average short-term borrowings increased $100.9 million, or 4.5%, primarily reflecting an increase of $149.5 million in Federal Funds purchased, partially offset by a decrease of $62.3 million in repurchase agreements. Average long-term borrowings increased $340.9 million, or 17.3%, primarily reflecting an increase in long-term FHLB advances as we have maintained additional liquidity following the banking industry disruption in early 2023 and in a continued effort to support strong loan growth. The rate paid on interest-bearing liabilities increased 70 basis points from 2.69% to 3.39%. The total cost of funds increased 63 basis points to 2.56% with a 72 basis point increase in interest-bearing deposit costs to 3.08%, and an increase of 66 basis points in total borrowing costs to fund the strong loan growth. Since the current interest rate increases began in March 2022, our total cumulative spot deposit beta equaled 40% at August 31, 2024.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Provision for credit losses on loans and leases	$22,850	$25,597	$(2,747)	(10.7)%
Provision for unfunded loan commitments	601	364	237	65.1
Total provision for credit losses on loans and leases	23,451	25,961	(2,510)	(9.7)
Provision for securities	(13)	(27)	14	n/m
Total provision for credit losses	$23,438	$25,934	$(2,496)	(9.6)%
Net loan charge-offs	$21,450	$37,699	$(16,249)	(43.1)%
Net loan charge-offs (annualized) / total average loans and leases	0.25%	0.47%
n/m - not meaningful
Provision for credit losses was $23.4 million during the third quarter of 2024, a decrease of $2.5 million from the same period of 2023. The third quarter of 2024 is comprised of a $22.9 million provision for loans and leases outstanding and a $0.6 million provision for unfunded loan commitments. The third quarter of 2024 reflected net charge-offs of $21.5 million, or 0.25% annualized of total average loans, compared to $37.7 million, or 0.47% annualized, in the third quarter of 2023. During the third quarter of 2023, there was a $31.9 million isolated commercial loan that was charged off due to alleged fraud. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this Management’s Discussion and Analysis.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2024 and 2023 is presented in the following table:
TABLE 7

	Three Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Service charges	$24,024	$21,245	$2,779	13.1%
Interchange and card transaction fees	12,922	13,521	(599)	(4.4)
Trust services	11,120	10,526	594	5.6
Insurance commissions and fees	5,118	5,047	71	1.4
Securities commissions and fees	7,876	6,577	1,299	19.8
Capital markets income	6,194	7,077	(883)	(12.5)
Mortgage banking operations	5,540	3,914	1,626	41.5
Dividends on non-marketable equity securities	6,560	5,779	781	13.5
Bank owned life insurance	6,470	3,196	3,274	102.4
Net securities gains (losses)	(28)	(55)	27	—
Other	3,892	4,724	(832)	(17.6)
Total non-interest income	$89,688	$81,551	$8,137	10.0%
Total non-interest income increased by $8.1 million, or 10.0%, to $89.7 million for the third quarter of 2024, compared to $81.6 million for the third quarter of 2023. The variances in the individual non-interest income items are explained in the following paragraphs.
Service charges of $24.0 million increased $2.8 million, or 13.1%, with strong treasury management activity and higher consumer transaction levels.
Wealth management revenues increased $1.9 million, or 11.1%, as securities commissions and fees and trust income increased 19.8% and 5.6%, respectively, through continued strong contributions across the geographic footprint and a $949.3 million, or 11.1%, increase in the market value of assets under management to $9.5 billion.
Capital markets income decreased $0.9 million, or 12.5%, reflecting lower commercial customer transaction activity.
Mortgage banking operations income increased $1.6 million, or 41.5%, driven by improved gain on sale, partially offset by an MSR impairment of $2.8 million in the third quarter of 2024 reflecting accelerating prepayment speed assumptions given the recent declines in mortgage rates at the end of the quarter. During the third quarter of 2024, we sold $339.2 million of residential mortgage loans, compared to $334.4 million for the same period of 2023.

Bank owned life insurance increased $3.3 million, or 102.4%, reflecting higher life insurance claims.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2024 and 2023 is presented in the following table:
TABLE 8

	Three Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Salaries and employee benefits	$126,066	$113,351	$12,715	11.2%
Net occupancy	22,384	18,241	4,143	22.7
Equipment	23,469	23,332	137	0.6
Amortization of intangibles	4,376	5,040	(664)	(13.2)
Outside services	24,383	20,796	3,587	17.2
Marketing	6,023	5,419	604	11.1
FDIC insurance	10,064	8,266	1,798	21.8
Bank shares and franchise taxes	3,931	3,927	4	0.1
Other	28,735	19,626	9,109	46.4
Total non-interest expense	$249,431	$217,998	$31,433	14.4%
Total non-interest expense of $249.4 million for the third quarter of 2024 increased $31.4 million, or 14.4%, from the same period of 2023. Non-interest expense increased $16.2 million, or 7.4%, when excluding significant items of $15.3 million in the third quarter of 2024. The variances in the individual non-interest expense items are explained in the following paragraphs.
Salaries and employee benefits of $126.1 million increased $12.7 million, or 11.2%, primarily from normal annual merit increases and higher production-related commissions from strong non-interest income activity, as well as strategic hiring associated with our focus to grow market share and continued investments in our risk management infrastructure.
Net occupancy and equipment of $45.9 million increased $4.3 million, or 10.3%, largely due to the $3.7 million software impairment.
Outside services of $24.4 million increased $3.6 million, or 17.2%, due to higher volume-related technology and third-party costs.
FDIC insurance of $10.1 million increased $1.8 million, or 21.8%, primarily due to loan growth and balance sheet mix shift.
Other non-interest expense of $28.7 million increased $9.1 million, or 46.4%, primarily due to the $11.6 million loss on the indirect auto loan sale during the third quarter of 2024.
The following table presents non-interest expense excluding significant items for the three months ended September 30, 2024 and 2023:
TABLE 9

	Three Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Total non-interest expense, as reported	$249,431	$217,998	$31,433	14.4%
Significant items:
Software impairment	(3,690)	—	(3,690)
Loss on indirect auto loan sale	(11,572)	—	(11,572)
Total non-interest expense, excluding significant items (1)	$234,169	$217,998	$16,171	7.4%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended September 30,
(dollars in thousands)	2024	2023
Income tax expense	$30,045	$18,919
Effective tax rate	21.4%	11.5%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher due to the recording of renewable energy investment tax credits recognized in the third quarter of 2023 as part of a solar project financing transaction. The increase was also attributable, to a lesser extent, from lower stock compensation vesting deductions, higher disallowance of FDIC premium deductions, and higher levels of proportional amortization for certain tax credit investments resulting from the adoption of FASB ASU 2023-02 on January 1, 2024. The effective tax rate increased for the three months ended September 30, 2024 as a result of these items.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023
Net income available to common stockholders for the first nine months of 2024 was $349.5 million or $0.96 per diluted common share, compared to $428.1 million or $1.18 per diluted common share for the first nine months of 2023. On an operating basis (non-GAAP), net income available to common stockholders for the first nine months of 2024 was $368.5 million, or $1.02 per diluted common share, compared to $429.9 million or $1.18 per diluted common share for the first nine months of 2023. Net interest income totaled $958.2 million, a decrease of $34.3 million, or 3.5%, compared to $992.5 million. The net interest margin (FTE) (non-GAAP) decreased 28 basis points to 3.11%, as the total cost of funds increased 87 basis points to 2.46% with a 100-basis point increase in interest-bearing deposit costs to 2.95%, as well as an increase of 29 basis points in long-term debt costs. These funding cost increases were partially offset by an increase in the yield on earning assets (non-GAAP) of 54 basis points to 5.45%, primarily due to higher yields on loans and investment securities. The provision for credit losses for the first nine months of 2024 totaled $57.5 million, compared to $58.5 million. Non-interest income totaled $265.5 million, a 10.0% increase compared to $241.2 million, reflecting increased mortgage banking operations income, continued strong wealth management revenues, and higher levels of service charges and dividends on non-marketable equity securities, partially offset by lower capital markets income and insurance commissions and fees. Non-interest expense totaled $713.1 million, increasing $63.3 million, or 9.7%. On an operating basis (non-GAAP), non-interest expense totaled $694.1 million, an increase of $46.4 million, or 7.2%, compared to the first nine months of 2023. Salaries and benefits increased $28.6 million, or 8.2%, due largely to normal annual merit increases and higher production-related commissions from strong non-interest income activity. Additionally, net occupancy and equipment expense increased $13.1 million, or 11.0%, due to the $3.7 million software impairment, combined with technology-related investments. FDIC insurance increased $9.6 million, or 41.5%, primarily due to incremental FDIC special assessment expense of $5.2 million to further replenish the FDIC's Deposit Insurance Fund after the 2023 bank failures, as well as loan growth and balance sheet mix changes.

Financial highlights are summarized below:
TABLE 11

	Nine Months Ended September 30,		$	%
(in thousands, except per share data)	2024	2023	Change	Change
Net interest income	$958,227	$992,479	$(34,252)	(3.5)%
Provision for credit losses	57,517	58,511	(994)	(1.7)
Non-interest income	265,472	241,249	24,223	10.0
Non-interest expense	713,139	649,870	63,269	9.7
Income taxes	97,572	91,169	6,403	7.0
Net income	355,471	434,178	(78,707)	(18.1)
Less: Preferred stock dividends	6,005	6,030	(25)	(0.4)
Net income available to common stockholders	$349,466	$428,148	$(78,682)	(18.4)%
Earnings per common share – Basic	$0.97	$1.19	$(0.22)	(18.5)%
Earnings per common share – Diluted	0.96	1.18	(0.22)	(18.6)
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Nine Months Ended September 30,
	2024	2023
Return on average equity	7.81%	9.98%
Return on average tangible common equity (1)	13.63	18.68
Return on average assets	1.02	1.31
Return on average tangible assets (1)	1.11	1.43
Book value per common share	$17.38	$16.13
Tangible book value per common share (1)	10.33	9.02
Equity to assets	13.02%	12.96%
Average equity to average assets	13.07	13.12
Common equity to assets	13.02	12.72
Tangible common equity to tangible assets (1)	8.17	7.54
Common equity tier 1 capital ratio	10.44	10.17
Dividend payout ratio	37.51	30.50
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest-bearing deposits with banks	$915,076	$28,661	4.18%	$1,093,206	$32,619	3.99%
Taxable investment securities (1)	6,151,500	141,706	3.07	6,114,577	107,860	2.35
Tax-exempt investment securities (1)(2)	1,032,573	26,698	3.45	1,055,505	27,473	3.47
Loans held for sale	216,403	12,534	7.73	109,282	5,854	7.15
Loans and leases (2) (3)	33,148,858	1,482,613	5.97	31,070,965	1,276,718	5.49
Total interest-earning assets (2)	41,464,410	1,692,212	5.45	39,443,535	1,450,524	4.91
Cash and due from banks	404,234			438,456
Allowance for credit losses	(417,393)			(410,701)
Premises and equipment	485,378			454,738
Other assets	4,588,437			4,388,894
Total assets	$46,525,066			$44,314,922
Liabilities
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$14,812,493	301,716	2.72	$14,170,285	191,992	1.81
Savings	3,351,144	30,541	1.22	3,846,225	26,832	0.93
Certificates and other time	6,728,312	217,137	4.31	4,966,835	116,074	3.12
Total interest-bearing deposits	24,891,949	549,394	2.95	22,983,345	334,898	1.95
Short-term borrowings	2,461,925	90,472	4.90	2,051,516	54,992	3.58
Long-term borrowings	2,179,733	85,364	5.23	1,589,842	58,695	4.94
Total interest-bearing liabilities	29,533,607	725,230	3.28	26,624,703	448,585	2.25
Non-interest-bearing demand	9,908,989			11,061,043
Total deposits and borrowings	39,442,596		2.46	37,685,746		1.59
Other liabilities	999,327			813,745
Total liabilities	40,441,923			38,499,491
Stockholders’ equity	6,083,143			5,815,431
Total liabilities and stockholders’ equity	$46,525,066			$44,314,922
Net interest-earning assets	$11,930,803			$12,818,832
Net interest income (FTE) (2)		966,982			1,001,939
Tax-equivalent adjustment		(8,755)			(9,460)
Net interest income		$958,227			$992,479
Net interest spread			2.17%			2.66%
Net interest margin (2)			3.11%			3.39%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $967.0 million, decreasing $35.0 million, or 3.5%, primarily due to higher interest-bearing deposit costs from continued balance migration to higher yielding deposit products in the current interest rate environment and higher total average borrowings, partially offset by growth in earning assets and higher earning asset yields. Average earning assets grew $2.0 billion, or 5.1%, primarily driven by loan growth. Total average commercial loans increased $1.2 billion, or 6.1%. Average consumer loans increased $873.5 million, or 7.7%, with an increase in average residential mortgage loans of $1.3 billion, or 22.9%, largely due to the continued successful execution in key markets by our expanded mortgage banker team and long-standing strategy of serving the purchase market. Partially offsetting the growth in average residential mortgage loans, average indirect installment loans decreased $431.4 million, or 28.1%, reflecting the $332 million sale that closed in the first quarter of 2024 and $431 million sale that closed in September of 2024. Additionally, we reinvested the proceeds of the AFS securities sold in December 2023 as part of our balance sheet repositioning with an average yield of 1.08% into securities with yields approximately 350 basis points higher and a similar duration and convexity profile. For interest-bearing liabilities, average time deposits increased $1.8 billion, or 35.5%, given the continued migration into higher-yielding deposit products. Total average borrowings increased $1.0 billion due to maintaining additional liquidity on the balance sheet following the banking industry disruption in 2023 and to support strong loan growth. The net interest margin (FTE) (non-GAAP) decreased 28 basis points to 3.11%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(5,287)	$1,329	$(3,958)
Securities (2)	208	32,863	33,071
Loans held for sale	3,405	3,275	6,680
Loans and leases (2)	90,352	115,543	205,895
Total interest income (2)	88,678	153,010	241,688
Interest Expense (1)
Deposits:
Interest-bearing demand	23,210	86,514	109,724
Savings	806	2,903	3,709
Certificates and other time	46,805	54,258	101,063
Short-term borrowings	16,529	18,951	35,480
Long-term borrowings	22,494	4,175	26,669
Total interest expense	109,844	166,801	276,645
Net change (2)	$(21,166)	$(13,791)	$(34,957)
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

Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Provision for credit losses on loans and leases	$56,672	$58,514	$(1,842)	(3.1)%
Provision for unfunded loan commitments	869	(71)	940	1,323.9
Total provision for credit losses on loans and leases	57,541	58,443	(902)	(1.5)
Provision for securities	(24)	68	(92)	(135.3)
Total provision for credit losses	$57,517	$58,511	$(994)	(1.7)%
Net loan charge-offs	$42,076	$59,596	$(17,520)	(29.4)%
Net loan charge-offs (annualized) / total average loans and leases	0.17%	0.26%
The provision for credit losses was $57.5 million, compared to $58.5 million in the first nine months of 2023. The provision for credit losses for the first nine months of 2024 was primarily due to loan growth and charge-off activity. The provision for credit losses in the first nine months of 2023 was primarily due to loan growth, CECL-related model impacts from forecasted macroeconomic conditions and charge-off activity, including a $31.9 million isolated commercial loan that was charged off due to alleged fraud. Our non-performing loan coverage position remains strong at 327%. The first nine months of 2024 reflected net charge-offs of $42.1 million, or 0.17% annualized of total average loans, compared to $59.6 million, or 0.26% annualized, in the first nine months of 2023. The ACL on loans and leases was $420.2 million, an increase of $19.5 million, with the ratio of the ACL to total loans and leases remaining stable at 1.25%.
Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2024 and 2023 is presented in the following table:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Service charges	$67,925	$62,043	$5,882	9.5%
Interchange and card transaction fees	38,627	39,419	(792)	(2.0)
Trust services	34,019	31,767	2,252	7.1
Insurance commissions and fees	17,843	18,830	(987)	(5.2)
Securities commissions and fees	24,011	20,980	3,031	14.4
Capital markets income	17,668	19,754	(2,086)	(10.6)
Mortgage banking operations	20,410	13,676	6,734	49.2
Dividends on non-marketable equity securities	19,648	15,354	4,294	28.0
Bank owned life insurance	13,232	9,016	4,216	46.8
Net securities gains (losses)	(31)	(78)	47	—
Other	12,120	10,488	1,632	15.6
Total non-interest income	$265,472	$241,249	$24,223	10.0%

Total non-interest income increased by $24.2 million, or 10.0%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges increased $5.9 million, or 9.5%, primarily due to strong treasury management activity and higher consumer transaction levels.
Wealth management revenues increased $5.3 million, or 10.0%, as securities commissions and fees and trust income increased 14.4% and 7.1%, respectively, through continued strong contributions across the geographic footprint. Additionally, the market value of assets under management increased $949.3 million, or 11.1%, to $9.5 billion.
Capital markets decreased $2.1 million, or 10.6%, reflecting lower commercial customer transaction activity.
Mortgage banking operations income increased $6.7 million, or 49.2%, driven by improved gain on sale from strong production volumes, partially offset by an MSR impairment of $2.8 million in the third quarter of 2024 reflecting accelerating prepayment speed assumptions given the recent declines in mortgage rates. During the first nine months of 2024, we sold $993.3 million of residential mortgage loans, a 28.5% increase compared to $772.7 million for the same period of 2023.
Dividends on non-marketable equity securities increased $4.3 million, or 28.0%, reflecting higher FHLB dividends due to additional borrowings.
Bank owned life insurance increased $4.2 million, or 46.8%, reflecting higher life insurance claims.

Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2024 and 2023 is presented in the following table:
TABLE 17

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Salaries and employee benefits	$376,109	$347,544	$28,565	8.2%
Net occupancy	60,611	52,300	8,311	15.9
Equipment	71,576	66,749	4,827	7.2
Amortization of intangibles	13,197	15,203	(2,006)	(13.2)
Outside services	70,513	60,733	9,780	16.1
Marketing	15,460	13,063	2,397	18.3
FDIC insurance	32,680	23,102	9,578	41.5
Bank shares and franchise taxes	11,987	12,025	(38)	(0.3)
Merger-related	—	2,215	(2,215)	(100.0)
Other	61,006	56,936	4,070	7.1
Total non-interest expense	$713,139	$649,870	$63,269	9.7%
Total non-interest expense of $713.1 million for the first nine months of 2024 increased $63.3 million, a 9.7% increase from the same period of 2023. On an operating basis, non-interest expense (non-GAAP) totaled $694.1 million and increased $46.4 million, or 7.2%, when adjusting for significant items of $19.1 million and $2.2 million in the first nine months of 2024 and 2023, respectively. See Table 18 in this section for a list of the significant items. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $28.6 million, or 8.2%, related to normal annual merit increases and higher production-related commissions from strong non-interest income activity, as well as strategic hiring associated with our focus to grow market share and continued investments in our risk management infrastructure. Included in salaries and employee benefits in the first quarter of 2024 and 2023 were $6.9 million and $6.7 million, respectively, related to normal seasonal long-term compensation expense.

Net occupancy and equipment expense of $132.2 million increased $13.1 million, or 11.0%, primarily from continued technology-related investments, in addition to a $3.7 million software impairment.
Amortization of intangibles of $13.2 million decreased $2.0 million, or 13.2%, as certain intangibles have been fully amortized.
Outside services increased $9.8 million, or 16.1%, with higher volume-related technology and third-party costs.
Marketing expense of $15.5 million increased $2.4 million, or 18.3%, primarily due to the opportunistic timing of marketing campaigns related to our successful deposit initiatives.
FDIC insurance increased $9.6 million, or 41.5%, primarily due to special assessment expense of $5.2 million in 2024 to further replenish the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023 based on updated loss information provided by the FDIC, as well as loan growth and balance sheet mix changes.
Other non-interest expense was $61.0 million and $56.9 million for the first nine months of 2024 and 2023, respectively, with the increase primarily related to the $9.0 million loss on indirect auto loan sales which completed in the first and third quarters of 2024 offset by various miscellaneous items.
The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 18

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2024	2023	Change	Change
Total non-interest expense, as reported	$713,139	$649,870	$63,269	9.7%
Significant items:
Branch consolidations	(1,194)	—	(1,194)
Merger-related	—	(2,215)	2,215
FDIC special assessment	(5,212)	—	(5,212)
Software impairment	(3,690)	—	(3,690)
Loss on indirect auto loan sales	(8,969)	—	(8,969)
Total non-interest expense, excluding significant items (1)	$694,074	$647,655	$46,419	7.2%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Income tax expense	$97,572	$91,169
Effective tax rate	21.5%	17.4%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher in 2024 due to the recording of renewable energy investment tax credits recognized in the third quarter of 2023 as part of a solar project financing transaction. The increase was also attributable, to a lesser extent, from lower stock compensation vesting deductions, higher disallowance of FDIC premium deductions, and higher levels of proportional amortization for certain tax credit investments resulting from the adoption of FASB ASU 2023-02 on January 1, 2024. The effective tax rate increased for the nine months ended September 30, 2024 as a result of these items.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	September 30, 2024	December 31, 2023	$ Change	% Change
Assets
Cash and cash equivalents	$2,078	$1,576	$502	31.9%
Securities	7,314	7,165	149	2.1
Loans held for sale	193	488	(295)	(60.5)
Loans and leases, net	33,297	31,917	1,380	4.3
Goodwill and other intangibles	2,534	2,546	(12)	(0.5)
Other assets	2,560	2,466	94	3.8
Total Assets	$47,976	$46,158	$1,818	3.9%
Liabilities and Stockholders’ Equity
Deposits	$36,771	$34,711	$2,060	5.9%
Borrowings	4,077	4,477	(400)	(8.9)
Other liabilities	879	920	(41)	(4.5)
Total Liabilities	41,727	40,108	1,619	4.0
Stockholders’ Equity	6,249	6,050	199	3.3
Total Liabilities and Stockholders’ Equity	$47,976	$46,158	$1,818	3.9%
Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. Loans held for sale declined $295 million, or 60.5%, from December 31, 2023 due primarily to the sale of $332 million of indirect auto loans that closed in the first quarter of 2024.
Following is a summary of loans and leases:
TABLE 21

	September 30, 2024	December 31, 2023	$ Change	% Change
(in millions)
Commercial real estate	$12,812	$12,305	$507	4.1%
Commercial and industrial	7,541	7,482	59	0.8
Commercial leases	709	599	110	18.4
Other	120	110	10	9.1
Total commercial loans and leases	21,182	20,496	686	3.3
Direct installment	2,693	2,741	(48)	(1.8)
Residential mortgages	7,789	6,640	1,149	17.3
Indirect installment	706	1,149	(443)	(38.6)
Consumer lines of credit	1,347	1,297	50	3.9
Total consumer loans	12,535	11,827	708	6.0
Total loans and leases	$33,717	$32,323	$1,394	4.3%

The growth in commercial loans and leases was across our footprint. Our commercial real estate portfolio included $9.1 billion of non-owner-occupied loans of which 18.7% represented office loans. Our top 25 non-owner-occupied commercial real estate loans averaged approximately $23 million per exposure with the office component primarily made up of mid-sized offices located outside of central business districts with 43% of the office portfolio averaging less than $5 million per exposure. For consumer lending, average residential mortgages increased $1.3 billion, compared to September 2023, primarily driven by seasonal growth in mortgage originations in the second quarter of 2024.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(in millions)	September 30, 2024	December 31, 2023	$ Change	% Change
Commercial real estate	$49	$42	$7	16.7%
Commercial and industrial	48	39	9	23.1
Commercial leases	3	3	—	—
Other	2	—	2	—
Total commercial loans and leases	102	84	18	21.4
Direct installment	6	5	1	20.0
Residential mortgages	14	10	4	40.0
Indirect installment	2	2	—	—
Consumer lines of credit	5	6	(1)	(16.7)
Total consumer loans	27	23	4	17.4
Total non-performing loans and leases	129	107	22	20.6
Other real estate owned	2	3	(1)	(33.3)
Total non-performing assets	$131	$110	$21	19.1%
Non-performing assets increased $21.1 million, from $110.0 million at December 31, 2023 to $131.1 million at September 30, 2024, remaining at or near historically low levels.
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
At September 30, 2024 and December 31, 2023, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2024, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 6.5% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 12.7% over our R&S forecast period, (iii) S&P Volatility, which increases 8.0% in 2024 and 4.7% in 2025 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2023 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and

(iv) bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
Following is a summary of certain data related to the ACL and loans and leases:
TABLE 23

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Nine Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2024	2023	2024	2023	2024
(dollars in millions)
Commercial real estate	$22.0	$5.7	0.09%	0.03%	$184.9
Commercial and industrial	9.7	45.5	0.04	0.20	78.4
Commercial leases	0.2	—	—	—	21.6
Other commercial	2.0	2.6	0.01	0.01	4.0
Direct installment	0.2	—	—	—	29.2
Residential mortgages	0.1	0.4	—	—	84.2
Indirect installment	7.5	5.3	0.03	0.02	9.0
Consumer lines of credit	0.4	0.1	—	—	8.9
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$42.1	$59.6	0.17%	0.26%	$420.2
Allowance for credit losses/total loans and leases			1.25%	1.25%
Allowance for credit losses/non-performing loans			326.65%	353.73%
The ACL on loans and leases of $420.2 million at September 30, 2024 increased $14.6 million, or 3.6%, from December 31, 2023. Our ending ACL coverage ratio was stable at 1.25% at both September 30, 2024 and December 31, 2023. Total provision for credit losses for the nine months ended September 30, 2024 was $57.5 million, compared to $58.5 million for the same period in 2023. Net charge-offs were $42.1 million for the nine months ended September 30, 2024, compared to $59.6 million for the first nine months of 2023. When excluding the impact of the previously disclosed $31.9 million isolated commercial loan that was charged-off during the third quarter of 2023, net charge-offs would have been $27.7 million, or 0.12% annualized of total average loans (non-GAAP). Net charge-offs for both years remain at historically low levels. The ACL as a percentage of non-performing loans for the total portfolio decreased to 327% as of September 30, 2024, compared to 378% as of December 31, 2023.
Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

(in millions)	September 30, 2024	December 31, 2023	$ Change	% Change
Non-interest-bearing demand	$9,870	$10,222	$(352)	(3.4)%
Interest-bearing demand	15,999	14,809	1,190	8.0
Savings	3,231	3,465	(234)	(6.8)
Certificates and other time deposits	7,671	6,215	1,456	23.4
Total deposits	$36,771	$34,711	$2,060	5.9%

Total deposits increased $2.1 billion, or 5.9%, from December 31, 2023, however we continued to experience balance migration into higher-yielding deposit products. We ended the quarter with approximately 78% of all deposits insured by the FDIC or collateralized.
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
Since inception of our $300 million stock purchase program, we repurchased 14.4 million shares at a weighted average share price of $11.43 for $164.3 million, with $135.7 million remaining for repurchase. Any repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 includes a 1% excise tax on stock repurchases beginning January 1, 2023.
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
At September 30, 2024, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In December 2018, the FRB and other U.S. banking agencies approved a rule to address the impact of CECL on regulatory capital by allowing bank holding companies (BHCs) and banks, including FNB, the option to phase in the day-one impact of CECL over a three-year period. In March 2020, the FRB and other U.S. banking agencies issued a final rule that became effective on March 31, 2020, and provides BHCs and banks with an alternative option to temporarily delay the impact of CECL, relative to the incurred loss methodology for the ACL, on regulatory capital. We have elected this alternative option instead of the one described in the December 2018 rule. As a result, under the final rule, we delayed recognizing the estimated impact of CECL on regulatory capital until after a two-year deferral period, which for us extended through December 31, 2021. Beginning on January 1, 2022, we were required to phase in 25% of the previously deferred capital impact of CECL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. Under the final rule, the estimated impact of CECL on regulatory capital that we will defer and later phase in is calculated as the entire day-one impact at adoption plus 25% of the subsequent change in the ACL during the two-year deferral period. As of September 30, 2024, the total deferred impact on CET1 capital related to our adoption of CECL was approximately $17.2 million, or 5 basis points, which will be eliminated in 2025.
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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 25

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024
F.N.B. Corporation
Total capital	$4,582	12.28%	$3,732	10.00%	$3,918	10.50%
Tier 1 capital	3,898	10.44	2,239	6.00	3,172	8.50
Common equity tier 1	3,898	10.44	n/a	n/a	2,612	7.00
Leverage	3,898	8.63	n/a	n/a	1,806	4.00
Risk-weighted assets	37,319
FNBPA
Total capital	$4,740	12.79%	$3,707	10.00%	$3,892	10.50%
Tier 1 capital	3,912	10.55	2,965	8.00	3,151	8.50
Common equity tier 1	3,832	10.34	2,409	6.50	2,595	7.00
Leverage	3,912	8.71	2,245	5.00	1,796	4.00
Risk-weighted assets	37,067
As of December 31, 2023
F.N.B. Corporation
Total capital	$4,456	12.16%	$3,664	10.00%	$3,847	10.50%
Tier 1 capital	3,786	10.33	2,198	6.00	3,114	8.50
Common equity tier 1	3,680	10.04	n/a	n/a	2,565	7.00
Leverage	3,786	8.72	n/a	n/a	1,736	4.00
Risk-weighted assets	36,641
FNBPA
Total capital	$4,559	12.50%	$3,647	10.00%	$3,829	10.50%
Tier 1 capital	3,769	10.34	2,917	8.00	3,100	8.50
Common equity tier 1	3,689	10.12	2,370	6.50	2,553	7.00
Leverage	3,769	8.71	2,164	5.00	1,731	4.00
Risk-weighted assets	36,466
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. During the third quarter of 2022, we completed a Senior Debt offering for $347.7 million in net proceeds. A portion of these proceeds was used to retire debt that matured in February 2023 (for additional information, see Note 9, "Borrowings" in the Notes to the Consolidated Financial Statements in this Report). We have historically been opportunistic when accessing the capital markets, and we will continue with that strategy. The parent company's cash position at September 30, 2024 was $286.8 million, down $88.6 million from year-end, primarily due to the redemption of all $111 million of our Series E, 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock in February 2024. The Board of Directors declared the redemption of the preferred stock given its higher relative cost of capital and our strong capital position. Our regulatory CET1 ratio and Total Capital ratios were 10.4% and 12.3%, respectively, at September 30, 2024 with the Total Capital ratio reflecting the completed preferred stock redemption.
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
TABLE 26

	September 30, 2024	December 31, 2023	Internal Limit
Liquidity coverage ratio	1.1 times	2.0 times	> 1 time
Months of cash on hand	6.0 months	13.0 months	> 12 months
Parent company cash on hand (millions)	$286.8	$375.4	n/a
As previously mentioned, our parent company cash on hand declined from December 31, 2023 due to the preferred stock redemption. The decrease in the LCR and MCH at September 30, 2024 are due to the scheduled maturity of $350 million in senior debt due in August of 2025, which is considered a cash outflow for the ratio calculations. Assuming we replace the maturing senior debt, the ratios would be 2.8 times LCR and 15.3 MCH. Management has concluded that our cash levels remain appropriate given the current market environment.
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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. These strategies helped management successfully grow total deposits by $2.1 billion, when compared to December 31, 2023. These efforts resulted in time deposits and interest-bearing demand deposits increasing $1.5 billion and $1.2 billion, respectively, when compared to December 31, 2023. Non-interest-bearing demand deposits decreased $351.8 million and savings account balances declined $233.9 million compared to December 31, 2023 as customers continue to migrate deposits into higher-yielding deposit products. The mix of non-interest-bearing deposits to total deposits remained consistent with the prior quarter at 27%. At September 30, 2024, approximately 78% of our deposits were insured by the FDIC or collateralized, stable with December 31, 2023. The liquidity position of FNBPA was further strengthened by the sale of $431 million of indirect auto loans in the third quarter of 2024. Our cash balances held at the FRB were $1.5 billion at September 30, 2024 and $1.1 billion at December 31, 2023. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 27

(dollars in millions)	September 30, 2024	December 31, 2023
Unused wholesale credit availability	$16,011	$15,899
Unused wholesale credit availability as a % of FNBPA assets	33.6%	34.6%
Salable unpledged government and agency securities	$783	$657
Salable unpledged government and agency securities as a % of FNBPA assets	1.6%	1.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	4.7%	3.8%
Our bank-level liquidity position has remained strong throughout 2024. The strong deposit generation noted earlier provided management the flexibility to reduce short- and long-term borrowings by a combined $400 million. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we successfully manage our liquidity. We continue to have ample unused borrowing capacity that could cover 2.0 times the uninsured deposit and non-collateralized deposit balances as of September 30, 2024. A portion of this capacity includes the FRB's Discount Window. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has salable unpledged government and agency securities that could be utilized to meet funding needs and has excess cash to meet its pledging requirements. At September 30, 2024, FNBPA has $783 million of cash and salable unpledged government and agency securities representing 4.7% of total assets. This compares to a policy minimum of 3.0%.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2024 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.
TABLE 28

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,133	$1,871	$2,061	$3,620	$8,685
Investments	1,570	178	258	646	2,652
	2,703	2,049	2,319	4,266	11,337
Liabilities
Non-maturity deposits	310	620	931	1,861	3,722
Time deposits	841	2,146	2,502	1,658	7,147
Borrowings	995	259	521	745	2,520
	2,146	3,025	3,954	4,264	13,389
Period Gap (Assets - Liabilities)	$557	$(976)	$(1,635)	$2	$(2,052)
Cumulative Gap	$557	$(419)	$(2,054)	$(2,052)
Cumulative Gap to Total Assets	1.2%	(0.9)%	(4.3)%	(4.3)%
The twelve-month cumulative gap to total assets ratio was (4.3)% as of September 30, 2024, compared to (2.6)% as of December 31, 2023. The change in the twelve-month cumulative gap to total assets was primarily related to management's shorter-term time deposit pricing that effectively reduced the average maturity of new time deposits, which reduced our asset sensitivity. In addition, the ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.
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

The following repricing gap analysis as of September 30, 2024 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,570	$1,224	$896	$1,703	$19,393
Investments	1,579	183	314	662	2,738
	17,149	1,407	1,210	2,365	22,131
Liabilities
Non-maturity deposits	8,953	—	—	—	8,953
Time deposits	933	2,144	2,499	1,653	7,229
Borrowings	688	474	761	701	2,624
	10,574	2,618	3,260	2,354	18,806
Off-balance sheet	(1,200)	—	250	500	(450)
Period Gap (Assets – Liabilities + Off-balance sheet)	$5,375	$(1,211)	$(1,800)	$511	$2,875
Cumulative Gap	$5,375	$4,164	$2,364	$2,875
Cumulative Gap to Earning Assets	12.6%	9.8%	5.5%	6.7%
The twelve-month cumulative repricing gap to total assets was 6.7% and 10.3% as of September 30, 2024 and December 31, 2023, respectively, primarily as a result of management's deposit pricing actions on shorter-term time deposits which effectively reduced the average maturity of new time deposits. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. The change in the cumulative repricing gap at September 30, 2024, compared to December 31, 2023, is primarily related to customers moving into shorter-term time deposits and the increase in short-term and variable-rate borrowings.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of September 30, 2024. The calculated results do not reflect management's potential actions.

TABLE 30

	September 30, 2024	December 31, 2023	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	3.7%	3.9%	(10.0)%
+ 100 basis points	1.9	2.0	(10.0)
- 100 basis points	(2.0)	(2.0)	(10.0)
- 200 basis points	(4.0)	(4.1)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	6.9	4.6	(25.0)
+ 200 basis points	5.3	3.2	(15.0)
+ 100 basis points	3.4	1.6	(10.0)
- 100 basis points	(4.5)	(2.5)	(10.0)
- 200 basis points	(10.4)	(8.0)	(15.0)
There are multiple factors that influence our interest rate risk position and impact net interest income. These include external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is modestly asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 63.5% and 62.2% of total net loans and leases at September 30, 2024 and December 31, 2023, respectively. Forty-eight percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for future interest rates. During the first nine months of 2024, management adjusted the IRR position by slightly extending the duration of the investment securities portfolio, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, strategically meeting our customers' preferences for higher yielding deposit products, with shorter-term time deposits, and utilizing borrowings of variable rates and varying maturities. As a result, the net interest income change over 12 months shown above in both the up and down rate ramp scenarios is closer to neutral compared to December 31, 2023.
We also utilize derivatives to manage the IRR position. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount (i.e., notional amounts) to another interest rate index or to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change periodically as we adjust our broader interest rate risk management objectives, and the balance sheet positions to be hedged. We currently have $1.2 billion (notional) of receive-fixed interest rate swaps designated as cash flow hedges for variable rate commercial loans that have an average rate of 1.37% and average maturity of 9.7 months with the last hedge scheduled to expire in May 2026. Additionally, we have a $0.2 million (notional) interest rate collar on variable rate commercial loans with strike rates between 2.8525% and 5.50% that matures in April 2026. We also designated $0.1 billion (notional) of interest rate swaps as hedges of variable rate short-term debt maturing in November 2024.
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At September 30, 2024, the commercial customer-related interest rate swaps totaled $5.9 billion (notional), up from $5.7 billion (notional) at December 31, 2023. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
In addition to the rate ramp scenarios for net interest income changes shown above, we also model immediate interest rate shock scenarios. These results use historical long-term deposit rate beta assumptions that are regularly analyzed and adjusted as necessary for both rising and falling rate scenarios. Assuming a static Balance Sheet, a +100 basis point Rate Shock increases net interest income (12 months) by 3.1% at September 30, 2024 and 3.4% at December 31, 2023. For a +200 basis point Rate

Shock, net interest income (12 months) increases by 5.9% at September 30, 2024 and 6.7% at December 31, 2023. The corresponding metrics for a minus 200 basis point Rate Shock are (7.2)% and (7.7)% at September 30, 2024 and December 31, 2023, respectively, compared to a minus 100 basis point Rate Shock of (3.4)% and (3.6)% at September 30, 2024 and December 31, 2023, respectively. The drivers of the change in net interest income in the rate shock scenarios include the mix shift of deposit products into shorter-term time deposits, the pace of deposit repricing and assumed betas and loan prepayments. These results reflect a more neutral net interest income change over 12 months in both the up and down rate shock scenarios compared to December 31, 2023, consistent with the rate ramp results.
We recognize that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon our experience, business plans, economic and market trends and available industry data. While management believes that its methodology for developing such assumptions is reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the static Balance Sheet structure as of the valuation date and do not reflect planned growth or management actions that could be taken.
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

The following table presents the credit ratings for FNB and FNBPA as of September 30, 2024:
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
We continue to assess our risk management practices on an ongoing basis and are making investments as necessary to position ourselves for continued growth and heightened regulatory risk management expectations for large banking institutions over $50 billion.
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
TABLE 32
Operating net income available to common stockholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income available to common stockholders	$110,103	$143,271	$349,466	$428,148
Preferred dividend at redemption	—	—	3,995	—
Merger-related expense	—	—	—	2,215
Tax benefit of merger-related expense	—	—	—	(465)
Branch consolidation costs	—	—	1,194	—
Tax benefit of branch consolidation costs	—	—	(251)	—
FDIC special assessment	—	—	5,212	—
Tax benefit of FDIC special assessment	—	—	(1,095)	—
Software impairment	3,690	—	3,690	—
Tax benefit of software impairment	(775)	—	(775)	—
Loss on indirect auto loan sales	11,572	—	8,969	—
Tax benefit of loss on indirect auto loan sales	(2,430)	—	(1,883)	—
Operating net income available to common stockholders (non-GAAP)	$122,160	$143,271	$368,522	$429,898
The table above shows how operating net income available to common stockholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as merger expenses, preferred deemed dividend at redemption, FDIC special assessment, software impairment, loss on indirect auto loan sales and branch consolidation costs are not organic costs to run our operations and facilities. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
TABLE 33
Operating earnings per diluted common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per diluted common share	$0.30	$0.40	$0.96	$1.18
Preferred dividend at redemption	—	—	0.01	—
Merger-related expense	—	—	—	0.01
Tax benefit of merger-related expense	—	—	—	—
Branch consolidation costs	—	—	—	—
Tax benefit of branch consolidation costs	—	—	—	—
FDIC special assessment	—	—	0.01	—
Tax benefit of FDIC special assessment	—	—	—	—
Software impairment	0.01	—	0.01	—
Tax benefit of software impairment	—	—	—	—
Loss on indirect auto loan sales	0.03	—	0.02	—
Tax benefit of loss on indirect auto loan sales	(0.01)	—	(0.01)	—
Operating earnings per diluted common share (non-GAAP)	$0.34	$0.40	$1.02	$1.18

TABLE 34
Return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income available to common stockholders (annualized)	$438,019	$568,414	$466,806	$572,432
Amortization of intangibles, net of tax (annualized)	13,753	15,798	13,926	16,058
Tangible net income available to common stockholders (annualized) (non-GAAP)	$451,772	$584,212	$480,732	$588,490
Average total stockholders’ equity	$6,170,654	$5,879,836	$6,083,143	$5,815,431
Less: Average preferred stockholders' equity	—	(106,882)	(17,554)	(106,882)
Less: Average intangible assets (1)	(2,535,769)	(2,553,738)	(2,539,822)	(2,558,610)
Average tangible common equity (non-GAAP)	$3,634,885	$3,219,216	$3,525,767	$3,149,939
Return on average tangible common equity (non-GAAP)	12.43%	18.15%	13.63%	18.68%
(1) Excludes loan servicing rights.
TABLE 35
Operating return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Operating net income available to common stockholders (annualized)	$485,984	$568,412	$492,259	$574,772
Amortization of intangibles, net of tax (annualized)	13,753	15,798	13,926	16,058
Tangible operating net income available to common stockholders (annualized) (non-GAAP)	$499,737	$584,210	$506,185	$590,830
Average total stockholders' equity	$6,170,654	$5,879,836	$6,083,143	$5,815,431
Less: Average preferred stockholders' equity	—	(106,882)	(17,554)	(106,882)
Less: Average intangible assets (1)	(2,535,769)	(2,553,738)	(2,539,822)	(2,558,610)
Average tangible common equity (non-GAAP)	$3,634,885	$3,219,216	$3,525,767	$3,149,939
Operating return on average tangible common equity (non-GAAP)	13.75%	18.15%	14.36%	18.76%
(1) Excludes loan servicing rights.

TABLE 36
Return on average tangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income (annualized)	$438,019	$576,385	$474,826	$580,495
Amortization of intangibles, net of tax (annualized)	13,753	15,798	13,926	16,058
Tangible net income (annualized) (non-GAAP)	$451,772	$592,183	$488,752	$596,553
Average total assets	$47,416,038	$45,094,167	$46,525,066	$44,314,922
Less: Average intangible assets (1)	(2,535,769)	(2,553,738)	(2,539,822)	(2,558,610)
Average tangible assets (non-GAAP)	$44,880,269	$42,540,429	$43,985,244	$41,756,312
Return on average tangible assets (non-GAAP)	1.01%	1.39%	1.11%	1.43%
(1) Excludes loan servicing rights.
TABLE 37
Tangible book value per common share

	September 30, 2024	September 30, 2023
(dollars in thousands, except per share data)
Total stockholders’ equity	$6,248,456	$5,894,280
Less: Preferred stockholders’ equity	—	(106,882)
Less: Intangible assets (1)	(2,533,856)	(2,551,266)
Tangible common equity (non-GAAP)	$3,714,600	$3,236,132
Ending common shares outstanding	359,585,544	358,828,542
Tangible book value per common share (non-GAAP)	$10.33	$9.02
(1) Excludes loan servicing rights.
TABLE 38
Tangible common equity to tangible assets

	September 30, 2024	September 30, 2023
(dollars in thousands)
Total stockholders' equity	$6,248,456	$5,894,280
Less: Preferred stockholders' equity	—	(106,882)
Less: Intangible assets (1)	(2,533,856)	(2,551,266)
Tangible common equity (non-GAAP)	$3,714,600	$3,236,132
Total assets	$47,975,574	$45,495,958
Less: Intangible assets (1)	(2,533,856)	(2,551,266)
Tangible assets (non-GAAP)	$45,441,718	$42,944,692
Tangible common equity to tangible assets (non-GAAP)	8.17%	7.54%
(1) Excludes loan servicing rights.

TABLE 39
Operating non-interest expense

	Three Months Ended September 30,		Three Months Ended	Nine Months Ended September 30,
	2024	2023	June 30, 2024	2024	2023
(dollars in thousands)
Non-interest expense	$249,431	$217,998	$226,612	$713,139	$649,870
Branch consolidations	—	—	—	(1,194)	—
Merger-related	—	—	—	—	(2,215)
FDIC special assessment	—	—	(804)	(5,212)	—
Software impairment	(3,690)	—	—	(3,690)	—
Loss on indirect auto loan sales	(11,572)	—	—	(8,969)	—
Operating non-interest expense (non-GAAP)	$234,169	$217,998	$225,808	$694,074	$647,655
TABLE 40
Net loan charge-offs, excluding isolated commercial loan charge-off due to alleged fraud (annualized) / total average loans and leases

Nine Months Ended September 30,
(dollars in thousands)	2023
Net loan charge-offs	$59,596
Less: Isolated commercial loan charge-off	(31,900)
Net loan charge-offs, excluding isolated commercial loan charge-off (non-GAAP)	$27,696
Total average loans and leases	$31,070,965
Net loan charge-offs (annualized) / total average loans and leases	0.26%
Net loan charge-offs, excluding isolated commercial loan charge-off (annualized) / total average loans and leases (non-GAAP)	0.12%
Key Performance Indicators
TABLE 41

Pre-provision net revenue:	Three Months Ended
(Dollars in thousands)	September 30, 2024	June 30, 2024
Net interest income	$323,329	$315,890
Non-interest income	89,688	87,922
Less: Non-interest expense	(249,431)	(226,612)
Pre-provision net revenue (reported) (non-GAAP)	$163,586	$177,200
Pre-provision net revenue (reported) (annualized) (non-GAAP)	$650,789	$712,695
Adjustments:
Add: FDIC special assessment (non-interest expense)	$—	$804
Add: Software impairment (non-interest expense)	3,690	—
Add: Loss on indirect auto loan sales (non-interest expense)	11,572	—
Operating pre-provision net revenue (non-GAAP)	$178,848	$178,004
Operating pre-provision net revenue (annualized) (non-GAAP)	$711,505	$715,928

TABLE 42
Efficiency ratio

	Three Months Ended September 30,		Three Months Ended
(dollars in thousands)	2024	2023	June 30, 2024
Non-interest expense	$249,431	$217,998	$226,612
Less: Amortization of intangibles	(4,376)	(5,040)	(4,379)
Less: OREO expense	(354)	(317)	(200)
Less: Merger-related expense	—	—	—
Less: Branch consolidation costs	—	—	—
Less: FDIC special assessment	—	—	(804)
Less: Software impairment	(3,690)	—	—
Less: Loss on indirect auto loan sales	(11,572)	—	—
Adjusted non-interest expense	$229,439	$212,641	$221,229
Net interest income	$323,329	$326,581	$315,890
Taxable equivalent adjustment	2,930	2,917	2,915
Non-interest income	89,688	81,551	87,922
Less: Net securities (gains) losses	28	55	3
Adjusted net interest income (FTE) + non-interest income	$415,975	$411,104	$406,730
Efficiency ratio (FTE) (non-GAAP)	55.16%	51.72%	54.39%

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
CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to our internal controls over financial reporting that occurred during our fiscal quarter ended September 30, 2024, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
NONE
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of FNB, nor FNB itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

F.N.B. CORPORATION

Dated:	November 5, 2024	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2024	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 5, 2024	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)