Form 10-K
period 2024-12-31
FNB CORP/PA/
filed 2025-02-27
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-31940

F.N.B. CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1255406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

626 Washington Place,	Pittsburgh,	PA	15219
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: 800-555-5455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	FNB	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2024, determined using a per share closing price on that date of $13.68, as quoted on the New York Stock Exchange, was $4,736,749,576. In determining this aggregate market value, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.
As of January 31, 2025, the registrant had outstanding 359,717,581 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FTC	Federal Trade Commission
AFS	Available for sale	FTE	Fully taxable equivalent
ALCO	Asset/Liability Committee	FVO	Fair value option
AOCI	Accumulated other comprehensive income	GAAP	U.S. generally accepted accounting principles
ASC	Accounting Standards Codification	GLB Act	Gramm-Leach Bliley Act of 1999
ASU	Accounting Standards Update	HTM	Held to maturity
AULC	Allowance for unfunded loan commitments	Howard	Howard Bancorp, Inc.
BOLI	Bank owned life insurance	HUD	Department of Housing and Urban Development
BHC Act	Bank Holding Company Act of 1956, as amended	IDI	Insured depository institution
CECL	Current expected credit losses	IRLC	Interest rate lock commitment
CET1	Common equity tier 1	LCR	Liquidity Coverage Ratio
CFPB	Consumer Financial Protection Bureau	LGD	Loss given default
CRA	Community Reinvestment Act of 1977	LIHTC	Low income housing tax credit
DIF	Deposit Insurance Fund	MBS	Mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	MCH	Months of Cash on Hand
DOJ	U.S. Department of Justice	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
DTA	Deferred tax asset	MSRs	Mortgage servicing rights
DTL	Deferred tax liability	NYSE	New York Stock Exchange
ECOA	Equal Credit Opportunity Act	OCI	Other comprehensive income
ERISA	Employee Retirement Income Security Act of 1974	OCC	Office of the Comptroller of the Currency
EVE	Economic value of equity	OREO	Other real estate owned
FASB	Financial Accounting Standards Board	PCD	Purchase credit deteriorated
FDI Act	Federal Deposit Insurance Act	Penn-Ohio	Penn-Ohio Life Insurance Company
FDIC	Federal Deposit Insurance Corporation	RRR	Reference rate reform
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	R&S	Reasonable and supportable
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FICO	Fair Isaac Corporation	SEC	Securities and Exchange Commission
FINRA	Financial Industry Regulatory Authority	SOFR	Secured Overnight Financing Rate
FNB	F.N.B. Corporation	TILA	Truth in Lending Act
FNBIA	F.N.B. Investment Advisors, Inc.	TPS	Trust preferred securities
FNBPA	First National Bank of Pennsylvania	Union	UB Bancorp
FNIA	First National Insurance Agency, LLC	U.S.	United States of America
FNTC	First National Trust Company	UST	U.S. Department of the Treasury
FOMC	Federal Open Market Committee	VIE	Variable interest entity
FRB	Board of Governors of the Federal Reserve System

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
ITEM 1.    BUSINESS
Overview
We are a Pennsylvania corporation, a bank holding company and a financial holding company. We are incorporated under the laws of the Commonwealth of Pennsylvania, and through our subsidiaries, we have been in business since 1864. Our headquarters is located at 626 Washington Place, Pittsburgh, Pennsylvania 15219. As a diversified financial services holding company, FNB, through our subsidiaries, provides a full range of financial services, principally to consumers, corporations, governments and small- to medium-sized businesses in our market areas through our subsidiary network, which is led by our largest subsidiary, FNBPA. Our business strategy focuses primarily on providing quality, consumer- and commercial-based financial services adapted to the needs of each of the markets we serve. We seek to maintain our community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on efficiently delivering products and services within their market areas. However, we have centralized operations, support and risk functions (e.g. loan operations, treasury and enterprise risk management). The centralization of these processes enables us to maintain consistent quality of these functions and to achieve certain economies of scale.
As of December 31, 2024, we have three reportable business segments: Community Banking, Wealth Management and Insurance. Our remaining operations are described in Other. As of December 31, 2024, we have 349 Community Banking branches in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington, D.C. and Virginia.
As of December 31, 2024, we had total assets of nearly $49 billion, loans of $34 billion and deposits of $37 billion. See Item 7, MD&A, and Item 8, “Financial Statements and Supplementary Data,” of this Report.
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
Securities and Exchange Commission Reports and Corporate Governance Information
We are subject to the informational requirements of the Securities Exchange Act of 1934 (Exchange Act) and, in accordance with the Exchange Act, we file annual, quarterly and current reports, proxy statements, and other information with the SEC. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are also available on the "About Us" portion of our website under the heading Investor Information (accessible by clicking on the SEC Filings link) as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC and at the SEC’s website, www.sec.gov. Also, under the "About Us" portion of our website under the heading "Investor Information" you can click on Corporate Governance to view the following: (i) our Code of Conduct and Code of Ethics; (ii) our Corporate Governance Guidelines; (iii) the charter of each active committee of our Board of Directors; and (iv) our Policy With Respect to Related Person Transactions. We also intend to disclose any amendments to our Code of Conduct and waivers of our Code of Conduct required to be disclosed by the rules of the SEC and the NYSE on the Investor Information portion of our website. All of these corporate governance materials are also available free of charge in print to shareholders who request them in writing to: F.N.B. Corporation, Attention: Office of the Corporate Secretary, 626 Washington Place, Pittsburgh, Pennsylvania, 15219.
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 24, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2024, we had three reportable business segments, with the largest being the Community Banking segment which consists of a regional bank serving seven states and the District of Columbia. The Wealth Management segment consists of a federally chartered trust company, a registered investment advisor and a subsidiary that offers broker-dealer services through a third-party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2024, our Community Banking segment operated in seven states and the District of Columbia. Our branch network spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
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
The Community Banking segment maintains formal policies that establish underwriting standards and processes. Our commercial loan policy requires, among other things, that commercial loans be underwritten to document the borrower’s financial capacity to support the cash flow required to repay the loan. The commercial loan policy also contains additional guidelines and requirements applicable to specific loan products or lines of business. Consumer loan products are designed to meet the diverse credit needs of consumers in our markets for personal and household purposes. Our consumer loan policies and procedures require prospective borrowers to provide appropriate and accurate financial information that will assist our loan underwriting personnel in making credit decisions. Specific information requirements vary based on loan type, risk profile and secondary investor requirements, where applicable.
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
Wealth Management
Our Wealth Management segment delivers wealth management services to individuals, corporations and retirement funds, including existing customers of the Community Banking segment, located primarily within our geographic markets.
Our Wealth Management operations are conducted through three subsidiaries of FNBPA. FNTC provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2024, the fair value of trust assets under management was approximately $9.5 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
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
Our registered investment adviser subsidiary is subject to the Investment Advisers Act of 1940 and related rules and regulations promulgated by the SEC. Our investment adviser subsidiary is also subject to additional regulation by states and local jurisdictions. The SEC has active enforcement functions that oversee investment advisers and can bring actions that result in fines, restitution, a limitation on permitted activities, disqualification to continue to conduct certain activities and an inability to rely on certain favorable exemptions. Certain types of infractions and violations also can affect our ability to expeditiously issue new securities into the capital markets.
Insurance
Our Insurance segment operates principally through FNIA, which is a subsidiary of FNB. FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within FNB’s geographic markets. The goals of FNIA are to grow revenue through cross-selling to existing clients of the Community Banking segment and to gain new clients through its own channels.
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
Other
We also operate other non-banking subsidiaries which are not considered to be reportable segments of FNB. F.N.B. Capital Corporation, LLC is a merchant banking subsidiary offering mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. Waubank Securities LLC is a limited broker-dealer subsidiary which passively participates in corporate and municipal underwritings. In addition, we have four companies that issued TPS to third-party investors: F.N.B. Statutory Trust II, Yadkin Valley Statutory Trust I, FNB Financial Services Capital Trust I and Patapsco Statutory Trust I, the last three of which were assumed in acquisitions. FNB Financial Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. The proceeds received from these subordinated note issuances are a general funding source for FNB. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 24, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Market Area and Competition
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
We compete for loans, deposits and financial services business with a large number of bank and non-bank financial institutions and other lenders engaged in the business of extending credit, including financial technology companies and marketplace lenders. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits comes from commercial banks, savings banks and credit unions. Competition for deposits also comes from non-depository competitors such as financial technology companies, mutual funds, securities and brokerage firms, government financial investments and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, our subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies. Competition for loans and deposits depends on a number of factors, including, among others, customer service, quality and range of products and services offered, price, reputation, interest rates on loans and deposits and lending limits. Also, our ability to continue to compete effectively depends in large part on retaining and motivating our employees and attracting new employees, while effectively managing compensation and other expenses, especially given recent inflationary wage pressures.
The ability to deploy and use technology effectively is an important competitive factor in the financial services industry. Technology is not only important with respect to the delivery of financial services, risk management, regulatory compliance and security of customer information, but also in processing information. FNB and each of our subsidiaries continually make technological investments to remain competitive in the financial services industry. FNBPA has executed several initiatives that have integrated and streamlined its physical branch and e-delivery channels, including a growing fleet of ATMs with video TellerChat capabilities. Our flagship digital technology is eStore®, our proprietary online, mobile and in-branch platform where customers can shop and apply for deposit and loan products, access financial education and schedule appointments. FNBPA has enhanced eStore with our one-of-a-kind, universal eStore Common Application, which customers can use to apply for almost all of our products and services simultaneously. These select examples, coupled with our investment in data science and analytics, contribute to our ability to efficiently grow and expand customer relationships.
Human Capital
We are committed to attracting, retaining and developing exceptional talent who reflect the communities we serve.
FNB’s leadership team has made long-standing investments in a competitive compensation and benefits program that promotes work-life balance, financial and mental health, and overall well-being. The comprehensive package includes robust development resources that encourage advancement and increased representation at all levels of the Company, furthering our strategic focus on building and sustaining a strong workforce. Through our comprehensive approach, we have created an inclusive environment that fosters collaboration, innovation and a passion to win, all of which translate to strong performance and a rewarding employee experience.
In 2024, we received more than 80 awards recognizing our financial performance, outstanding culture, community commitments, leadership and innovative technology, including national, regional and industry-specific recognition from Energage, an independent research firm, based entirely on feedback from our own team. As part of its award program, Energage highlighted FNB’s cultural excellence in categories such as innovation, leadership, work-life flexibility, compensation and benefits, professional development, and employee appreciation and well-being. Additionally, our commitment to providing an inclusive, employee-centric workplace was further celebrated by various national media outlets, including an appearance on Newsweek’s lists of America’s Greatest Workplaces for Diversity, LGBTQ+, Veterans and Parents and Families.
FNB has also repeatedly been named to JUST Capital’s prestigious annual list of companies that demonstrate just business behavior based on our performance in categories that matter most to the American public and is, in part, an assessment of our employee practices relative to benefits, income inequality and employee opportunity.
As of December 31, 2024, FNB and our subsidiaries had 4,104 full-time and 176 part-time employees.

Recruitment. We are committed to identifying and attracting the best qualified job candidates by cultivating and fostering mutually beneficial partnerships with job and recruiting centers, colleges and universities and other organizations. We use internally created digital marketing developed algorithms and data tools to increase job posting visibility within a broad range of job boards. We have committed to creating a strong and growing internship program to funnel high potential talent into our Development Programs within FNB to help with career growth. We continue to build succession and are devoted to following the Fair Hiring Practices Act and Fair Chance Act.
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
Engagement. We regularly seek feedback from our employees and in 2024 participated in several regional Top Workplace surveys. Our outstanding scores continue to help us achieve external recognition as an employer of choice.
Compensation. Our compensation philosophy is to maintain a program that supports our mission and values. The compensation program is a management tool that, when aligned with an effective communication plan, is designed to support, reinforce, and align our values, business strategy, and operational and financial needs with our strategic goals.
We believe that compensation programs, through competitive base salary, short-term incentive plans, and long-term incentive plans, are essential for setting performance expectations, improving service quality and productivity, and recognizing contributions to our success, while also avoiding incentivizing undue risk to our financial condition.
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
Values & Training. We strive to maintain sound financial practices and governance processes through a commitment to ethical behavior, a solid reputation and a firm record of compliance and stability that these strengths create, both within our Corporation and for our customers. Employees complete quarterly and annual training, including regarding regulatory and compliance requirements and ethical standards, to maintain and increase knowledge of standards required of the financial services industry. Additionally, we provide employees various avenues to confidentially and anonymously report perceived unethical behavior without repercussions to them, such as FNB’s Ethics Hotline. We encourage employees to report any issues that could result in financial or reputational harm to us.
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
Safety. Employee and customer safety remain paramount concerns for us. We demonstrate this commitment to each group through varying initiatives and procedures to ensure that employees and customers alike leave our spaces as safely as they came. We provide our employees detailed information and training explaining the safety features of our locations, evacuation routes and emergency procedures processes. The recent opening of our new state of the art headquarters building prioritizes employee safety in a facility that is fully ADA compliant, has full security access controls and closely manages and monitors guests and visitors entering our space. As a response to the health and safety risks exposed during the COVID-19 outbreak our new headquarters building features HVAC systems that are specifically designed to mitigate risks from airborne pathogens using state of the art filtration, Air Handling and Ionization indoor air systems. The new headquarters was certified Leadership in Energy and Environmental Design (LEED) Gold by the U.S. Green Building Council. LEED, the world’s most widely used green building rating system, provides a framework for energy-efficient, sustainable design, construction and operations. Projects achieve certification by following prerequisites and earning credits related to green building, with the aim to protect resources and enhance individual human health and community quality of life, among other goals.

Information About Our Executive Officers
The name, age and principal occupation for each of our executive officers as of January 31, 2025 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	60	Chairman, President and Chief Executive Officer

Vincent J. Calabrese, Jr.	62	Chief Financial Officer

Gary L. Guerrieri	64	Chief Credit Officer

David B. Mitchell, II	67	Chief Wholesale Banking Officer

Barry C. Robinson	61	Chief Consumer Banking Officer

James G. Orie	66	Chief Legal Officer and Corporate Secretary

James L. Dutey	51	Corporate Controller and Principal Accounting Officer
There are no family relationships among any of our executive officers or directors, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by our Board of Directors, subject in certain cases to the terms of an employment agreement between the officer and us.
Government Supervision and Regulation
The following summary sets forth certain material elements of the regulatory framework applicable to FNB, FNBPA and our other subsidiaries and affiliates. To the extent that the following information describes statutory and regulatory provisions or governmental policies, such descriptions are qualified in their entirety by reference to the full text of the statutes, regulations and policies referenced herein.
The financial services industry is subject to extensive regulatory oversight and, in particular, bank holding companies, banks and their affiliates (depending upon charter and business activities) are subject to supervision, regulation and examination by the FRB, OCC, FDIC, CFPB, SEC, FINRA and various state regulatory agencies. Also, FNB is subject to the rules of the NYSE for listed companies. The statutory and regulatory framework that governs FNB and our affiliates is generally intended to protect depositors and customers, the federal DIF, the U.S. banking and financial system, and financial markets as a whole, rather than our shareholders.
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
To this end, based on the recent issuance of certain executive orders by the President of the United States, it may not be clear for a period of time as to what the priorities of the three prudential banking agencies, the OCC, FRB and FDIC, may be with respect to their respective supervisory and enforcement matters for banks and bank holding companies. An executive order requires independent agencies, including the FRB and FDIC to submit to the White House Office of Management and Budget (OMB) major orders proposed by these agencies. OMB would also write "performance standards and management objectives" to the heads of independent agencies, review and adjust their budgets, including the FRB (excluding its monetary policy) and FDIC. As a result, it may take longer for the prudential banking agencies to establish their supervisory and enforcement priorities and develop and adopt new rules and regulations. Another executive order requires agency heads to determine whether ongoing enforcement of any regulations identified in their regulatory review is compliant with law and policy of the Trump Administration. This executive order also provides that to preserve resources and ensure lawful enforcement, agency heads, in consultation with the Director of the OMB, shall, on a case-by-case basis and as appropriate and consistent with applicable law, then direct the termination of all such enforcement proceedings that do not comply with the Constitution, laws, or the policy of the Trump Administration.

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
General
FNB is a legal entity separate and distinct from our subsidiaries. FNB is regulated as a bank holding company under the BHC Act, as amended, which generally restricts bank holding companies from engaging in business activities other than the business of banking and certain closely related activities. FNB elected to become a financial holding company under the BHC Act and, as such, may engage in a broader range of financial and related activities. The ability to elect and maintain status as a financial holding company is subject to certain conditions, including that a bank holding company be “well-capitalized” and “well-managed.” As a bank holding company, FNB is subject to regulation, inspection, examination and supervision by the FRB, which is the “umbrella” regulator of a bank holding company’s consolidated operations. In addition, a bank holding company’s operating entities, including its subsidiary broker-dealers, investment managers, investment advisory companies, insurance companies and banks, as applicable, are subject to the jurisdiction of various federal and state “functional” regulators and self-regulatory organizations, such as FINRA.
Our subsidiary bank, FNBPA, and FNBPA’s subsidiary trust company, FNTC, are organized as national banking associations, which are subject to regulation, supervision and examination by the OCC, which is a bureau of the UST. FNBPA is also subject to certain regulatory requirements of the CFPB, the FDIC, the FRB and other federal and state regulatory agencies, including but not limited to, requirements to maintain reserves against deposits, capital requirements, limitations regarding dividends, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, affiliate transactions, CRA, consumer compliance and anti-discrimination laws and unfair, deceptive or abusive acts and practices prohibitions, monitoring obligations under the federal bank secrecy act and anti-money laundering requirements, limitations on the types of investments that may be made, cybersecurity and consumer privacy requirements, activities that may be engaged in and types of services that may be offered. We and our subsidiaries are subject to examination by various federal and state regulators, which involves periodic examinations and supervisory inquiries, the results of which are not publicly available and can impact the conduct and growth of our businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations.
As a regulated banking organization, FNB’s relationships and good standing with our regulators are of fundamental importance to the continuation and growth of our businesses. The FRB, OCC, FDIC, CFPB and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of FNB or our subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. Unsatisfactory examination ratings, capital ratios below well-capitalized levels, and regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in the loss of financial holding company status, practical limitations on the ability of a bank or bank (or financial) holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities. In addition, if we or our subsidiaries fail to comply with applicable laws and regulations, we may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties imposed by our regulators.
The following discussion highlights some of the more significant regulatory requirements that govern our operations, but does not purport to be complete or to describe all of the laws and regulations that apply to us and our subsidiaries.
Capital Adequacy Requirements
The FRB, the OCC, and the FDIC have adopted risk-based and leverage capital requirements that apply to banks and bank holding companies. In general, subject to certain exceptions as discussed further below, minimum capital standards established under the agencies’ risk-based capital regulations include a CET1 capital to risk-weighted assets ratio of 4.5 percent, a Tier 1 capital to risk-weighted assets ratio of 6.0 percent, a total capital to risk-weighted assets ratio of 8.0 percent, and a leverage ratio of Tier 1 capital to adjusted average total assets of 4.0 percent. In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. CET1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and additional Tier 1 capital, which includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital is defined as Tier 1 capital and Tier

2 capital, which is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25 percent of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
Management believes that as of December 31, 2024, FNB and FNBPA meet all capital adequacy requirements including the capital conservation buffer.
In August 2020, the federal banking agencies issued a final rule providing banking institutions that had adopted the CECL accounting standard in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with its adoption of CECL on January 1, 2020, FNB elected to utilize the five-year CECL transition, which concluded as of December 31, 2024.
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
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the CET1, Tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as the relevant capital measures. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2024.
Dividend Restrictions
Our primary source of funds for cash distributions to our shareholders, and funds used to pay principal and interest on our indebtedness, is dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to FNB, including requirements to maintain capital above regulatory minimums. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is generally limited to the amount of its net income for the current year combined with its retained net income for the two preceding years. In addition to dividends from FNBPA, other sources of parent company liquidity for FNB include cash, short-term investments and issuance of debt instruments, as well as dividends and loan repayments from other subsidiaries.
In addition, the ability of FNB and FNBPA to pay dividends may be affected by the various minimum capital requirements and prompt corrective action standards previously described in the “Capital Adequacy Requirements” and “Prompt Corrective

Action” discussions herein. Additionally, the right of FNB, our shareholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.
Expansion and Acquisitions
The BHC Act requires a bank or financial holding company to obtain the prior approval of the FRB before:
•the company may acquire direct or indirect ownership or control of any voting shares of any bank, if after such acquisition the bank holding company will directly or indirectly own or control more than 5% of any class of voting securities of the institution;
•any of the company’s subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or
•the company may merge or consolidate with any other bank or financial holding company.
The BHC Act further requires the FRB to consider the competitive impact of the transaction, the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served, including the applicant’s record of performance under the CRA. The FRB is also required to take into account in evaluating such a transaction the effectiveness of the parties in combating money laundering activities. Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an IDI to merge with another IDI.
On September 17, 2024, the OCC finalized a new Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the Policy Statement), which outlines factors that the OCC will consider when evaluating a proposed bank merger transaction. Under the Policy Statement, the OCC is unlikely to find that the statutory factors under the Bank Merger Act are consistent with approval if, among other things, the acquirer has open or pending enforcement actions unless the applicant has adequately addressed or remediated the underlying supervisory concerns. Additionally, the Policy Statement provides that an application that is more likely to be approved expeditiously generally features a number of indicators, including that the resulting institution will have total assets of less than $50 billion. Also on September 17, 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. While the effect of these changes for particular transactions remains unclear, both the Policy Statement and the change in the DOJ’s bank merger antitrust policy may make it more difficult and/or costly for us to obtain regulatory approval for an acquisition or may otherwise result in more onerous conditions to obtain approval for an acquisition.
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
Pursuant to the Dodd-Frank Act, national and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications by a national bank to establish such branches must be filed with the OCC.
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
Financial Holding Company Status and Activities
Under the BHC Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that are not otherwise permissible for banks and bank holding companies. FNB is a financial holding company under the BHC Act.
For a bank holding company to be eligible to elect financial holding company status and to engage in additional activities and investments under such authority, all of its subsidiary U.S. depository institutions must be “well-capitalized” and “well-managed” and must have received a “Satisfactory” or better rating on its most recent CRA review. If, after becoming a financial holding company, the company’s subsidiary depository institutions fail to remain “well-capitalized” and “well-managed,” the company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the FRB may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.
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
Dodd-Frank Act
Deposit Insurance. The FDI Act requires FNBPA to pay deposit insurance assessments. The FDIC assessment base against which an IDI’s deposit insurance premiums paid to the FDIC’s DIF are calculated as the IDI’s average consolidated total assets less its average tangible equity. Various other regulatory factors included in an FDIC assessment scorecard also affect an IDI’s assessment rate.
Deposit insurance assessments are also affected by the minimum reserve ratio with respect to the DIF. The Dodd-Frank Act increased the DIF’s minimum reserve ratio to 1.35% of the estimated amount of total insured deposits.
In addition, the Dodd-Frank Act eliminated the requirement for the FDIC to pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC may pay dividends to depository institutions when the reserve ratio exceeds 1.5%, but the FDIC has sole discretion to determine whether to suspend or limit the declaration or payment of dividends from the DIF. The FDIC has set the target designated reserve ratio at 2% since 2010. Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15% in the third quarter of 2016, increased for all insurance depository institutions by 2 basis points in the first quarter of 2023. The increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35 % by the statutory deadline of September 30, 2028. Assessment rates will remain in effect unless and until the reserve ratio meets or exceeds 2%. The reserve ratio was 1.28% as of December 31, 2024.
In addition, the Tax Cuts and Jobs Act of 2017 (TCJA) disallows the deduction of FDIC deposit insurance premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as FNBPA, the premium deduction is phased-out based on the proportion of the bank’s assets exceeding $10 billion.
The FDIC issued a final rule in November 2023 to implement a special assessment on banks with over $5 billion in total assets to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank during the first quarter of 2023. The special assessment rate was 13.44 basis points and will be paid over eight initial quarters beginning in June 2024. FNBPA recognized the entire initial special assessment expense of $29.9 million in the fourth quarter of 2023. The special assessment is not considered an FDIC premium under the TCJA and therefore is tax deductible for federal income tax purposes. The FDIC retained the ability to extend the special assessment collection period or impose a one-time shortfall special assessment if the amount collected by the special assessment does not meet the final loss amounts of Silicon Valley Bank and Signature Bank after the termination of the receiverships. During 2024, the FDIC revised its loss estimate and projected that the special assessment would be collected for an additional two quarters beyond its initial eight-quarter collection period. As a result, FNBPA recognized an additional special assessment charge of $5.2 million in 2024.
Brokered Deposits. Section 29 of the FDI Act and FDIC regulations issued thereunder limit the ability of an IDI, such as FNBPA, to accept, renew or roll over brokered deposits unless the IDI is well-capitalized under the “prompt corrective action” framework described below, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, IDIs that are less than well-capitalized are subject to restrictions on the interest rates that they may pay on deposits. The characterization of deposits as “brokered” may result in the imposition of higher deposit insurance assessments on such deposits. FDIC regulations and guidance define the term “deposit broker” and related terms. For example, FDIC regulations implementing the Economic Growth, Regulatory Relief and Consumer Protection Act include a limited exception to status as brokered deposits for reciprocal deposits for IDIs that are well-managed and well-capitalized (or adequately capitalized and have obtained a waiver from the FDIC, as mentioned above). Under the limited exception, qualified IDIs are able to exclude from treatment as “brokered” deposits up to $5 billion or 20% of the institution’s total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) in the same aggregate amount as deposits placed by the institution in other network member banks).
Transactions with Affiliates. Pursuant to Sections 23A and 23B of the Federal Reserve Act, as implemented by Regulation W, banks are subject to restrictions that limit certain types of transactions between banks and their affiliates. In general, banks are subject to quantitative and qualitative limits on extensions of credit, purchases of assets and certain other transactions involving affiliates. Also, transactions between banks and their non-bank affiliates are required to be on arm's-length terms and consistent with safe and sound banking practices.
Transactions with Insiders. Banks are subject to restrictions that limit their lending to insiders. The Dodd-Frank Act also places restrictions on certain asset sales to and from an insider of an IDI, including requirements that such sales be on market terms and, in certain circumstances, receive the approval of the IDI’s board of directors.
Lending Limits. Federal banking law limits a national bank’s ability to extend credit to one person or group of related persons to an amount that does not exceed certain thresholds.
Volcker Rule. Section 619 of the Dodd-Frank Act (known as the Volcker Rule) generally prohibits, subject to certain exceptions, IDIs and their affiliates from engaging in proprietary trading or having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The Volcker Rule’s implementing regulations also require certain regulated entities to establish an internal compliance program that is consistent with the extent to which those entities engage in activities covered by the Volcker Rule.
Debit Card Interchange Fees. The FRB, pursuant to its authority under the Dodd-Frank Act, has implemented rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus 0.05% of the transaction total (and an additional one cent to account for fraud protection costs). In October 2023, the FRB proposed to lower the base component of regulated debit from 21 cents to 14.4 cents. In addition, the ad valorem component would decline to 4 basis points, from its current rate of 5 basis points. However, the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents. The maximum permissible interchange fee for a $50 debit card transaction would be 17.7 cents under the proposal, down from 24.5 cents under the current rule. The FRB has also proposed that the interchange rate cap will be automatically updated every two years based on the data collected from issuers.
Resolution Planning
On June 20, 2024, the FDIC released a final rule that requires covered IDIs to develop and submit detailed plans demonstrating how they could be resolved in an orderly and timely manner in the event of receivership. IDIs with total assets of $100 billion or more are required to submit full resolution plans, and IDIs with total assets of $50 billion or more, but less than $100 billion are required to submit more limited informational filings. Under the final rule, if the FDIC deemed a resolution plan or informational filing not credible and the IDI failed to resubmit a credible plan, the IDI could become subject to an enforcement action. FNBPA currently has total consolidated assets of less than $50 billion and is not currently subject to the final rule. However, by imposing additional costs on IDIs with $50 billion or more in total consolidated assets, the final rule reduces the benefits of growth beyond that size for a bank that has less than $50 billion in total consolidated assets, such as FNBPA.

Community Reinvestment Act and Fair Lending
The CRA requires depository institutions to assist in meeting the credit needs of their entire market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is periodically evaluated and rated on its performance meeting the credit needs of its market areas by, among other things, providing credit to and investments in low- and moderate-income individuals and communities. An institution’s CRA rating can be reduced if the reviewing agency finds evidence of discriminatory or other illegal credit practices. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each IDI subsidiary of the financial holding company must have received a rating of at least “Satisfactory” in its most recent examination under the CRA. Furthermore, federal banking regulators take into account CRA ratings when considering acquisitions of control and new activities. In its most recent CRA examination, FNBPA received an “Outstanding” rating.
On October 24, 2023, the federal banking agencies issued a joint final rule that makes extensive amendments to the regulations that implement the CRA. The agencies’ stated goal in issuing the Final Rule was to “strengthen and modernize” the CRA regulations. Under the new requirements, FNB would be subject to new performance tests that could make it difficult to achieve a “Satisfactory” or “Outstanding” rating. The final rule also would establish new standardized metrics and quantitative standards for evaluating banks’ CRA performance under various performance tests. The new requirements would include an extensive overhaul of the current data collection, calculations and reporting under the existing CRA rule and would require additional costs to come into compliance. Industry organizations have challenged the final rule in court, and on March 29, 2024, the U.S. District Court for the Northern District of Texas granted an injunction and stay of the final rule. The final outcome of such challenge is uncertain.
Fair lending laws prohibit discrimination in the provision of banking services, and the enforcement of these laws has been an increasing focus for the OCC, DOJ, CFPB, HUD, and other regulators. Fair lending laws include the ECOA and the Fair Housing Act, which outlaw discrimination in credit and residential real estate transactions on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. A lender may be liable for policies that result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers. If a pattern or practice of lending discrimination is alleged by a regulator, then that agency may refer the matter to the DOJ for investigation.
In October 2021, the DOJ announced an initiative to combat redlining through utilization of its fair lending prosecutorial authority and has announced the settlement of a number of bank investigations concerning redlining and other violations of the fair lending laws, including a February 5, 2024 announcement that Yadkin Bank (Yadkin) and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending allegations related to the assessment of mortgage lending activities during a five-year period in the Winston-Salem and Charlotte, North Carolina majority Black and Hispanic census tracts (MBHCTs) that began prior to Yadkin’s merger with FNBPA in March 2017. The DOJ investigation encompassed mortgage lending activity by both Yadkin prior to the acquisition and FNBPA in the early years following its entry into the North Carolina markets. Although FNBPA denies the DOJ’s allegations, FNBPA cooperated fully to reach a settlement agreement in this inherited matter as a good faith effort to avoid prolonged litigation. FNBPA is required to have a fair lending program that is of sufficient scope to monitor fair lending and that appropriately remediates issues which were identified during the DOJ investigation as well as add additional branches and increase marketing and mortgage and home equity loan subsidies in these MBHCTs. Specifically, pursuant to the settlement agreement, FNBPA will invest a minimum of $11.75 million in a mortgage loan subsidy fund over a five-year period, leveraging its previously announced commitment to underserved communities across its footprint, including those located in the Charlotte and Winston-Salem markets. FNBPA has also agreed to spend approximately $1.75 million over the five-year period on community partnerships, advertising, community outreach and consumer education. FNBPA has also agreed to open three new branch offices in predominantly Black and Hispanic neighborhoods, with two in Charlotte and one in Winston Salem, North Carolina. FNBPA believes the terms of the settlement agreement are consistent with its broad focus on promoting equity and economic prosperity in the markets that it serves. The settlement does not include any civil money penalties against FNBPA.
Consumer Protection Statutes and Regulations
FNBPA is subject to various federal consumer protection laws and regulations including the TILA, Truth in Savings Act, ECOA, Fair Housing Act, Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Electronic Fund Transfer Act and Home Mortgage Disclosure Act, and regulations and guidance promulgated thereunder by the CFPB and the federal banking agencies, as well as certain state consumer protection requirements. Among other things, these laws and regulations:
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
•require prescribed consumer disclosures and the adoption of error resolution procedures and other consumer protection protocols with respect to electronic fund transfers; and
•prohibit unfair, deceptive or abusive acts and practices in connection with consumer loans, the collection of debt, and the provision of other consumer financial products and services, including identifying risks associated with certain overdraft practices.
We have incurred and may in the future incur additional costs in complying with the above-identified consumer requirements. In addition, there is continued uncertainty about the CFPB’s priorities and how they will change under the Trump Administration. For example, in February 2025, the Acting Director of the CFPB instructed agency staff to pause most activity, including supervision and enforcement. While it is presently unclear when and to what extent the CFPB will resume its activities, other governmental authorities, including state attorneys general or banking regulators, may seek to increase their regulation, supervision, and enforcement of providers of consumer financial products and services in response to changes at the CFPB. Moreover, changes at the CFPB may lead to federal legislative efforts to alter the framework for consumer financial services regulation.
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
Cybersecurity
The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management, processes related to information technology and operational resiliency, and the use of third parties in the provision of financial services. The OCC as part of its bank supervision operational plan has prioritized review of national banks' information security, data protection and third-party risk management, including the extent to which national banks are positioned to assess the evolving cyber-threat environment and maintain resilient defenses against such threats.
Under a November 2021 interagency rule, banking organizations are required to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms. Banks' non-affiliated service providers are required to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.
The Strengthening American Cybersecurity Act of 2022 (SACA) requires enhanced disclosures regarding cybersecurity risk management strategy, governance and incident reporting, with the aim of standardizing cybersecurity processes and disclosure requirements. SACA requires critical infrastructure companies, such as financial institutions, to report "substantial cyber-incidents" and all ransom payments to the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency (CISA). The definition of a "covered cyber-incident" will be determined by CISA rulemaking, but SACA provides that, at a minimum, an incident must be reported if it: (1) leads to "substantial loss of confidentiality, integrity, or availability" of an information system or network or a "serious impact on the safety and resiliency of operational systems and processes"; (2) causes a "disruption of business or industrial operations, including due to a denial of service attack, ransomware attack, or exploitation of a zero day vulnerability" against an information system or network, or an operational technology system or process; or (3) involves "unauthorized access or disruption of business or industrial operations" due to a "compromise of a cloud service provider, managed service provider, or other third-party data hosting provider or by a supply chain compromise". In addition, in July 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance.
Anti-Money Laundering Initiatives and the USA PATRIOT Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA PATRIOT Act), which amended the Bank Secrecy Act of 1970 (BSA), substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The UST and federal banking agencies have issued a number of regulations that apply various requirements of the USA PATRIOT Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. These regulations include express requirements regarding risk-based procedures for conducting ongoing customer due diligence. Such procedures require banks to take appropriate steps to understand the nature and purpose of customer relationships. In addition, absent an applicable exclusion, banks must identify and verify the identity of the beneficial owners of all legal entity customers at the time a new account is established. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, including criminal law enforcement, and reputational consequences for the institution.
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
Office of Foreign Assets Control Regulation
The U.S. has instituted economic sanctions which affect transactions with designated foreign countries, nationals and others. These are sometimes known as the “OFAC rules” because they are administered by the UST Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (such as property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Incentive Compensation
The Dodd-Frank Act requires the federal bank regulators and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, including us and FNBPA, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements.
In June 2010, the FRB and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
During the second quarter of 2016, the U.S. financial regulators, including the FRB and the SEC, proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets. In May 2024, certain of these U.S. financial regulators re-proposed the same regulatory text with a request for public comment on alternative approaches to certain regulatory provisions under consideration by the regulators. These proposed rules have not been finalized.
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
In October 2023, the NYSE adopted a rule as required by the SEC’s 2022 rulemaking that requires listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. We timely adopted an executive compensation clawback policy in order to comply with this regulation and the listing standards of the NYSE, and a copy of the policy is filed as an exhibit to this Annual Report.
Investment Advisers Act
FNBIA is a registered investment adviser under the Investment Advisers Act of 1940 (the Investment Advisers Act) and as such is supervised by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Noncompliance with the Investment Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputation damage.
Standard of Care
Pursuant to the Dodd-Frank Act, the SEC adopted a package of rule-makings and interpretations related to the provision of advice by broker-dealers and investment advisers, including Regulation Best Interest and Form CRS. Among other things, Regulation Best Interest requires a broker-dealer to act in the best interest of a retail client when making a recommendation to that client of any securities transaction or investment strategy involving securities. Form CRS requires that broker-dealers and investment advisers provide retail investors with a brief summary document containing simple, easy-to-understand information about the nature of the relationship between the parties. Our implementation of these regulations resulted in the review and modification of certain of our policies and procedures and associated supervisory and compliance controls, as well as the implementation of additional client disclosures, which included us providing related education and training to financial advisors. Various states have also proposed, or adopted, laws and regulations seeking to impose new standards of conduct on broker-dealers that may differ from the SEC's regulations, which may lead to additional implementation costs.
In April 2024, the Department of Labor (DOL) issued a final rule significantly expanding the definition of “investment advice fiduciary” under ERISA, as amended. In related rulemakings, the DOL also finalized amendments to several class prohibited transaction exemptions (PTE), which exempt certain compensation arrangements that would otherwise be prohibited. In July 2024, two federal district courts separately issued nationwide stays of the effective date of the final rule and PTE amendments pending consideration of the merits. We are monitoring the legal activity while continuing to evaluate the impact these new rules could have on our business. If the rules become effective as promulgated, we expect compliance will require us to alter certain of our business practices and impose additional costs.

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
Heightened Standards for Risk Management Governance
The OCC’s Heightened Standards establish guidelines for the governance and risk management practices of OCC-regulated institutions with total consolidated assets of $50 billion or greater. These Heightened Standards require covered banks to establish and adhere to a written governance framework in order to manage and control their risk-taking activities, provide standards for covered banks’ boards of directors to oversee the risk governance framework, and describe the appropriate risk management roles and responsibilities of front line units, independent risk management, and internal audit functions. FNBPA currently has total consolidated assets of $48.4 billion and is currently preparing to meet the requirements of Heightened Standards. Establishing this framework comes with additional costs on OCC-regulated institutions with $50 billion or more in total consolidated assets.
Monetary Policy
The operations of FNB and our subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities and the current Presidential Administration. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. Throughout 2022 and 2023, the FRB raised the target range for the federal funds rate in an effort to curb inflation. From September 2024 to December 2024, the FOMC lowered the target range for the federal funds rate by 100 basis points to a range of 4.25% to 4.50%. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.
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

ITEM 1A.    RISK FACTORS
We are subject to numerous risks, many of which are inherent to our business. For information about how our risk oversight and management process operates, see Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management.” The following discussion highlights certain material risks that, based on the information currently known to us, could affect us and our business, financial condition, results of operations and cash flows. You should carefully consider each of the following risks and all the other information set forth in this Report. If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition, results of operations, cash flows, competitive position or reputation, including by materially increasing expenses or decreasing revenues, which could result in material losses or a decrease in earnings. These events could also have a negative effect on the trading price of our securities.
In addition, the risks and uncertainties we face involve certain factors that are subject to change, and are not limited to those described below. This discussion is intended to highlight risks that we believe are important factors to consider when evaluating our business and an investment in our securities. Additional risks and uncertainties not presently known or that we currently believe to be immaterial may also adversely affect our business.
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
Generally, commercial loans and leases present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of its business and income stream. Some of our commercial borrowers have multiple loans outstanding with us, which means that an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In the case of commercial and industrial loans, collateral often consists of accounts receivable, inventory, property and equipment, which may not yield substantial recovery of principal losses incurred, and is susceptible to deterioration, declining valuations, or other losses in advance of liquidation of such collateral. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws may limit the amount that can be recovered on these loans. For additional information, see Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Lending Activity.”
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
•Future changes to our eligibility to participate in the programs offered by the government-sponsored enterprises (GSEs) and other secondary purchasers, or the loan criteria of the GSEs and other secondary purchasers could also result in a lower volume of corresponding loan originations and sales.

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
There is no precise method of predicting loan losses. Our ACL may not be sufficient to absorb actual loan losses that we experience. Excess loan losses could have a material adverse effect on our financial condition and results of operations.
The level of the ACL incorporates the judgment and estimates of our management regarding the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect our loan portfolio. Determination of the allowance is inherently subjective and is based on factors that are susceptible to significant change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, suspected fraud, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL. In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of additional loan charge-offs, based on judgments different from those of our management. In addition, if charge-offs in future periods exceed the ACL, we will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and capital and may have a material adverse effect on our financial condition and results of operations. For additional discussion relating to this matter, refer to Item 7 of this Report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses."
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
•such changes can affect our ability to hedge various forms of market and interest rate risks and may decrease the profitability or increase the risk associated with such hedges; and
•movements in interest rates affect mortgage repayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.
The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. The FRB regulates the national supply of bank credit and certain interest rates through the implementation of certain monetary policies and actions. Due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced in January 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time, which it did from March 2022 to July 2023. The FOMC began cutting the target federal funds rate in September 2024, most recently to a range of 4.25% to 4.50%, as announced in its FOMC policy statement issued on December 18, 2024. Economists are projecting that the target funds rate will likely decline further in small periodic increments, however the timing, extent, and frequency of such reductions remain uncertain.
Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings decrease at a slower rate than the interest rates received on loans and other investments, or vice versa, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. A reduction in interest rates could result in unanticipated or adverse changes in depositor behavior, which could negatively affect our broader asset and liability management strategy. Interest rate risk may also result from timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, hedging activity and the potential exercise of explicit or embedded options.
Our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual or future interest rate changes on our balance sheet. Any substantial, unexpected, or prolonged change in market interest rates, or if the assumptions used for our models are substantially different than actual events, could result in material adverse effects on our financial condition and results of operations, and any related economic downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
Changes in interest rates could reduce the value of our AFS securities holdings which would increase our accumulated other comprehensive loss and thereby negatively impact shareholders’ equity.
We maintain an investment portfolio consisting of various high-quality liquid fixed-income securities. The total carrying value of the AFS securities portfolio as of December 31, 2024 was $3.5 billion with an estimated duration of approximately 2.9 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of our AFS securities portfolio, a one percent increase or decrease in market rates is projected to positively or negatively impact the market value of the AFS securities portfolio by approximately $100 million. Increases or decreases in market interest rates are expected to further increase or decrease our AOCI (loss) and thereby decrease or increase shareholders’ equity. Further, the FRB and the OCC may consider increases in AOCI when evaluating our regulatory capital position, although current capital regulations permit AOCI to be excluded from capital for institutions of our size.
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
In the wake of the failures of Silicon Valley Bank (SIVB), Signature Bank (SBNY) and First Republic Bank (FRC), which the FDIC concluded were generated by, in significant part, a high volume of uninsured deposits, many large depositors across the industry have withdrawn deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions. In many instances, depositors moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).
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

If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the FRB’s discount window in order to manage our liquidity risk.
We are dependent on dividends from our subsidiaries to meet our financial obligations and pay dividends to shareholders.
We are a holding company and conduct almost all our operations through our subsidiaries. We do not have any significant assets other than cash and the stock of our subsidiaries. Accordingly, we depend on dividends from our subsidiaries, in particular FNBPA, to meet our financial obligations and to pay dividends to shareholders. Our right to participate in any distribution of earnings or assets of our subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is generally limited to the amount of our net income for the current year combined with our retained net income for the two preceding years. Likewise, our state incorporated entities are subject to state laws governing dividend practices and payments.
Regulatory authorities may restrict our ability to pay dividends on, and make repurchases of, our common stock.
Dividends on our common stock will be payable only if, when and as authorized and declared by our Board of Directors; however, our ability to pay dividends and make stock repurchases may be limited due to banking laws and regulations and limitations imposed by our banking regulators (including the OCC limiting dividends from FNBPA). In certain circumstances, we will not be able to make a capital distribution unless the FRB approves such distribution, including if the dividend could not be fully funded by our net income over the last four quarters (net of dividends paid), our prospective rate of earnings retention appears inconsistent with our capital needs, asset quality, and overall financial condition, or we will not be able to continue meeting the minimum required capital ratios. As a bank holding company, we also are required to consult with the FRB before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the FRB could prohibit or limit our payment of dividends if it determines that payment of the dividend would constitute an unsafe or unsound practice. There can be no assurance that we will declare and pay any dividends or repurchase any shares of our common stock in the future.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations (see Item 1 of this Report, “Business – Government Supervision and Regulation”). As a financial holding company, we seek to maintain capital sufficient to meet the “well-capitalized” standard set by regulators. While we anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future, we may in the future need to raise additional capital to support current operations or continued growth.
The availability of additional capital or financing will depend on a variety of factors, many of which are outside of our control, including market conditions, credit availability, our credit ratings and credit capacity, marketability of our capital stock, and the possibility that lenders and investors could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of business activity decreases due to economic conditions. As such, we may be forced to delay raising capital, issue shorter-term securities than desired or bear an unattractive cost of capital, which could decrease profitability, significantly reduce financial flexibility and adversely affect our ability to grow organically or through acquisitions. In addition, if we decide to raise additional equity capital, it could be dilutive to our existing shareholders.

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
Increasing, complex, evolving and conflicting regulatory, stakeholder, and other third-party expectations on ESG and DEI matters could adversely affect our reputation, our access to capital and the market price of our securities.
We are subject to a variety of risks arising from environmental, social and governance (ESG) and diversity, equity and inclusion (DEI) matters, which include, among other things, climate change, human capital, and human rights. Risks arising from such matters may adversely affect, among other things, our reputation and the market price of our securities.
While we engage in various initiatives to help manage our sustainability and governance profile and respond to stakeholder expectations, which continue to evolve, such initiatives can be costly and may not have the desired effect. Moreover, stakeholder expectations are not uniform, and both opponents and proponents of various ESG- and DEI-related matters have increasingly resulted in a range of activism to advocate for their positions.
In addition to the potential for broader "anti-ESG/DEI" policies and laws, on January 20, 2025, President Trump issued an Executive Order requiring all federal agencies to terminate any policies, programs, mandates, guidance, regulations, and other actions and orders establishing DEI-based preferences, and to enforce federal civil rights laws to combat such preferences, mandates, policies, programs and activities of entities operating in the private sector. Further, the Executive Order directs federal agencies to take appropriate action to discourage private sector DEI-based initiatives. While the enforceability of the Executive Order and the steps that various federal agencies may take in response to it are uncertain at this time, the Executive Order signals a material shift in federal DEI policy that reasonably can be expected to have implications for the private sector, including the banking industry. In this regard, any scrutiny by federal government authorities of our human capital and strategic businesses practices, or those of the banking sector generally, may have a material adverse effect on us. Please refer to Item 1 – “Business – Human Capital.”
Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation or other engagement from pro- and anti-ESG/DEI stakeholders, as well as the potential for civil investigations and enforcement by federal governmental authorities. We could be required to incur significant costs responding to any such activity and our relationships and reputation with our existing and prospective customers and third parties with which we do business could be affected as well. This could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our securities. Certain of our customers, suppliers, or other stakeholders are also subject to such expectations and risks, which may result in additional or augmented risks to us.
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
Financial institutions are interrelated as a result of trading, clearing, counterparty and other relationships. FNB, FNBPA and our affiliates are exposed to many different industries and counterparties and they routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these types of transactions expose FNB, FNBPA and our affiliates to credit risk in the event of default of the counterparty or client. In addition, FNBPA and our affiliates’ credit risks may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure that we are due.
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
Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. According to the FRB’s November 2024 Financial Stability Report, aggregate commercial real estate (CRE) prices measured in inflation-adjusted terms were little changed over the prior six months of the report, with the pace of prior declines appearing to have slowed broadly across CRE sectors. This Financial Stability Report notes that these prices still may not fully reflect the deterioration in CRE market prices because, rather than realizing losses, many owners wait for more favorable conditions to put their properties on the market. The report also notes that the strains on the office sector resulting from an ongoing post-pandemic adjustment have continued to mount. However, the outlook for CRE remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. In addition, this Financial Stability Report notes that residential real estate values have continued to increase over the prior six months from the report from prices that were already elevated relative to historical standards. The report suggests that valuations in housing markets remained stretched. In any case, credit performance over the medium-and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain, with some degree of instability in the CRE markets expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.
Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe could have a negative impact on our business, financial condition and results of operations. For instance, in response to the Russia-Ukraine war, the U.S. has imposed significant financial and economic sanctions and export controls against certain Russian organizations and individuals, with similar actions being taken by the European Union, the United Kingdom and other jurisdictions. The Russian invasion and subsequent sanctions had and could continue to have certain negative impacts on global and regional financial markets and economic conditions. In addition, the attacks by Hamas on Israel in October 2023, Israel’s response and a potential broader armed conflict in the Middle East are likely to continue impacting the global economy, including that of the U.S. and have added to concerns of a widening conflict in the Middle East. In particular, oil and gas prices have become increasingly volatile in the aftermath of the attacks on Israel and may be adversely affected by actions taken by the Ukraine related to Russian-supplied natural gas to the European Union. Each of the developments described above, or any combination of them, could adversely affect our businesses, financial condition and results of operations.
Our business could be adversely affected by difficult economic conditions in the regions in which we operate.
We operate in seven states and the District of Columbia. Most of our customers are individuals and small- and medium-sized businesses that are dependent upon their regional economies. The economic conditions in these local markets may be different from, and in some instances worse than, economic conditions in the U.S. as a whole. Challenging macroeconomic, recessionary and employment conditions in the market areas we serve could result in the following consequences, among others, any of which could have a material adverse effect on our business, financial condition and results of operations: demand for our loans, deposits and services may decline; loan delinquencies, problem assets, foreclosures and charge-offs may increase; weak economic conditions could limit the demand for loans by creditworthy borrowers, limiting our capacity to leverage our retail deposits and maintain our net interest income; collateral for our loans may decline in value; and the amount of our low-cost or non-interest-bearing deposits may decrease.

The banking and financial services industry continually encounters technological change, especially in the systems that are used to deliver products to, and execute transactions on behalf of, customers. If we fail to continue to invest in technological improvements as they become appropriate or necessary, our ability to compete effectively could be severely impaired.
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
In addition, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased over the course of the last several years. Certain characteristics of digital asset transactions, including their speed and anonymity are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers - which, at present are not subject to the same extensive regulation as banking organizations and other financial institutions - have become active competitors for our customers' banking business. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.
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
Cybersecurity risks continue to grow and, as a result, the cyber-resilience of banking organizations is of increased importance to federal and state banking agencies and other regulators. New or revised laws and regulations may significantly impact our current and planned privacy, data protection and information security-related practices, the collection, use, sharing, retention and safeguarding of consumer and employee information, and current or planned business activities. Compliance with current, proposed, or future privacy, data protection and information security laws to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could materially and adversely affect our profitability.
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
We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, developing strategic planning initiatives, capital stress testing and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models, present the risk that our business decisions based on information incorporating models, will be adversely affected due to the inadequacy of such information. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Certain decisions that regulators make, including those related to capital distributions and dividends to our shareholders, could be adversely affected due to the regulator’s perception that the quality of the models used to generate our relevant information is insufficient.
Our asset valuations may include methodologies, estimations and assumptions that are subject to differing interpretations which, along with market factors such as volatility in one or more markets or industries, could result in changes to asset valuations that may materially adversely affect our results of operations or financial condition.
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
We grow our business in part by acquiring other banks and financial services businesses from time to time. Acquisitions present a number of risks and uncertainties related both to the acquisition transactions themselves and to the integration of the acquired businesses with us after closing.
Acquisitions of other banks and financial services companies or of financial assets and deposits and other liabilities present risks and uncertainties to us in addition to those presented by the nature of the business acquired, which may materially and adversely affect our results of operations. Our ability to analyze the risks presented by prospective acquisitions, as well as our ability to prepare in advance of closing for integration, may be limited to the extent that we cannot gather necessary or desirable information with respect to the business we are acquiring. We may also make certain assumptions related to an acquisition that may prove to be inaccurate that limit the anticipated benefits (such as cost savings from synergies or strategic gains or be able to offer enhanced product sets) or make the acquisition more expensive or take longer to complete and integrate than anticipated. Prior to closing an acquisition, prospective acquisition targets are also subject to their own risks that we cannot manage or control.
Our ability to complete an acquisition may be dependent on regulatory agencies with responsibilities for reviewing or approving the transaction, which could delay, restrictively condition or result in denial of an acquisition, or otherwise limit the benefits of the acquisition. Changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to mitigate risk or promote competition may also limit our ability to complete an acquisition (see discussion under Government Supervision and Regulation, Expansion and Acquisitions). Further, once an acquisition is completed, it may be difficult for us to integrate the acquired business with our operations and we may not see the anticipated benefits of any such acquisition.
6. Legal and Compliance Risk
We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.
We operate in a highly regulated environment and our businesses are subject to supervision, regulation, enforcement and prosecution by numerous governmental agencies, including at the federal and state levels. Regulations are generally intended to provide protection for depositors, borrowers and other customers, as well as the stability of the financial services industry, rather than for investors in our securities. We are subject to changes in federal and state law, regulations, governmental policies, agency supervisory and enforcement policies and priorities, and tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit our growth and returns to investors by restricting such activities as the payment of dividends and stock repurchases, balance sheet growth, investments, loans and interest rates, assessments of fees, such as overdraft and interchange fees, the provision of securities, insurance, brokerage or trust services, mergers with or acquisitions of other institutions or branches, the types of deposit and non-deposit activities in which our subsidiaries may engage, and offering of new products and services.
Under regulatory capital adequacy guidelines and other regulatory requirements, FNB and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. On July 27, 2023, the federal banking agencies, including the OCC, issued a proposed rule to implement the final components of the Basel III Capital Rules. Among other things, the proposed rule would substantially change the existing calculation of risk-weighted assets and require banking organizations to use revised models for such calculations. While the proposed rule would not apply to FNB or FNBPA directly based upon our current asset size, many of the principles included in this proposed rulemaking could result in increased supervisory expectations and closer regulatory scrutiny for institutions that experience substantial growth. The federal banking agencies are likely to substantially revise and re-propose this rule which may result in changes to capital and liquidity requirements that are currently applicable to us. Changes to present capital and liquidity requirements could restrict our activities and require us to maintain additional capital. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected.
In response to several large bank failures in the spring of 2023, the federal banking agencies have engaged in rulemaking that could increase compliance costs should we grow in excess of $50 billion in assets, including the FDIC adopting resolution planning requirements for IDIs with $50 billion or more in assets.
We are subject to supervision and examination by U.S. government authorities and may become subject to investigations, enforcement actions, fines, and other adverse effects.
The federal banking agencies, including the OCC, FRB and CFPB, as well as the DOJ, have in recent years adopted a more aggressive enforcement posture in line with general enforcement priorities - specifically with respect to consumer protection issues and anti-discrimination lending laws. These government agencies have expressed a heightened interest in fair lending and loan servicing, mortgage loan origination and servicing, bank and financial institution sales practices, management of consumer accounts and the charging of overdraft and various other fees, fair credit reporting, predatory lending, debt collection, and meaningful disclosure of credit and savings terms, among others, and perform periodic reviews, examinations, and investigations in these areas. An adverse finding or outcome of any such review, examination, or investigation that involves an assertion of regulatory noncompliance, or a violation of law could result in possible fines, penalties, restitution, or other forms of remediation that could have a material adverse effect on our business, financial condition, results of operations, or reputation.

Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.
A U.S. government debt default, threatened or wide-spread perception of a potential debt default, or downgrade of the sovereign credit ratings of the U.S. by credit rating agencies, could have an adverse impact on financial markets, interest rates and economic conditions in the U.S. and worldwide, which could have an adverse effect on our financial position or results of operations.
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the U.S. Many of our investment securities are issued by the U.S. government and government agencies and sponsored enterprises. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, possible reductions in federal government spending, and the possibility of the federal government defaulting on its obligations for a period of time, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide, which could adversely impact us.
In addition to affecting the price and liquidity of U.S. government securities, a government default or threat of default could disrupt the market for or affect the pricing of repurchase agreements in U.S. government securities (Repos), a type of secured financing transaction used by many financial institutions, including FNBPA, to manage short-term funding needs, invest short-term cash balances and manage inventories of government securities. Overnight rates on Repo transactions are used by the FRB to calculate SOFR. A disruption in the Repo markets could affect interest rates paid on SOFR-benchmarked loans and payments on swaps and other financial contracts that use SOFR as a benchmark rate.
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
Our overdraft protection programs and corresponding revenue may be impacted by new federal regulatory requirements or scrutiny or industry trends regarding such practices.
Members of Congress and the leadership of the OCC, FDIC and CFPB have expressed a heightened interest in bank overdraft protection programs. The CFPB has used its supervision process to obtain additional information about financial institutions’ overdraft practices and has indicated that it intends to pursue enforcement actions against financial institutions, and their executives, that oversee overdraft practices that are deemed to be unlawful. The CFPB also has published guidance containing instructions for financial institutions to avoid the imposition of unlawful overdraft fees. On December 12, 2024, the CFPB finalized a rule that narrows an existing exemption from the TILA (Regulation Z) for the extension of overdraft credit, thereby subjecting overdraft credit to disclosure and other regulatory compliance obligations. The final rule is scheduled to take effect in October 2025, but a lawsuit against the CFPB may delay the rule’s implementation.
In addition, the OCC issued a bulletin in April 2023 to address the risks associated with national banks’ overdraft protection programs and overdraft fees. Specifically, the OCC noted in the bulletin that “authorize positive, settle negative” (APSN) transaction and representment fee practices may present a heightened risk of violations of Section 5 of the FTC Act of 2010, which prohibits unfair, deceptive, or abusive acts or practices. An APSN transaction refers to the practice of assessing overdraft fees on debit card transactions that authorize when a customer’s available balance is positive but later post to the account when the available balance is negative. Representment fees refer to assessing an additional fee each time a third party submits the same transaction for payment after a bank returns the transaction for non-sufficient funds. The OCC further noted that banks should establish and maintain sound risk management of overdraft protection programs by establishing effective board and management oversight and appropriate procedures and practices for managing risks associated with overdraft protection programs.

In response to this increased governmental scrutiny of the financial services industry, and in anticipation of possible enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations including FNB have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance, including the new rules proposed by the CFPB, or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk. Despite our effort to modify our overdraft practices to conform to recent regulatory guidance and expectations and industry practices, we may remain subject to regulatory criticism or potential enforcement action, particularly in view of the CFPB's aggressive interpretations and guidance regarding bank overdraft practices, and potentially subject to negative public reaction through our continued offering of certain of these products and services.
Certain provisions of our Articles of Incorporation and By-laws and Pennsylvania law may discourage takeovers.
Our Articles of Incorporation and By-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by our Board of Directors. In particular, consistent with Pennsylvania law, our Articles of Incorporation and By-laws:
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
•provide that a special meeting may only be called by shareholders holding not less than 25% of all votes entitled to be cast at the proposed special meeting;
•require the vote of the holders of at least 75% of our voting shares for shareholder amendments to our By-laws; and
•in the case of a proposed business combination with a shareholder owning 10% or more of the voting shares of FNB, the vote of the holders of at least two-thirds of the voting shares not owned by such shareholder is required to approve the business combination, unless it is approved by a majority of FNB’s disinterested directors.
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
Volatility in the banking sector, triggered by the failures of SIVB, SBNY and FRC, has resulted in agency rulemaking activities and changes in agency policies and priorities that could subject FNB and FNBPA to enhanced government regulation and supervision.
Over a three-month period from March to May of 2023, three banks, SIVB, SBNY and FRC failed and the FDIC was appointed as receiver for each of them. Each of these institutions experienced significant deposit losses in the run-up to their ultimate failures. Investor and customer confidence in the banking sector—particularly with regard to mid-size and larger regional banking organizations—waned in response to these failures.
Further evaluation of recent developments in the banking sector has led to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) agency rulemaking to modify and enhance relevant regulatory requirements, which could include new rules with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices; and (ii) enhancement of the agencies’ supervision and examination policies and priorities. Examiners at the federal banking agencies generally have increased their focus on levels of uninsured deposits, liquidity and contingency funding plans.
We cannot predict with certainty which rules will be adopted or if other initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, including whether we would be impacted. However, any of the potential changes could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

We have experienced increases in our FDIC insurance assessments due to the bank failures that occurred in 2023.
The losses incurred by the DIF in connection with the resolution of SIVB and SBNY are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies if the FDIC determines such action to be appropriate and the Secretary of the UST concurs with the FDIC’s determination. On November 16, 2023, the FDIC issued its final rule that would impose such special assessments. There is the possibility for the FDIC to impose a one-time shortfall special assessment. This will occur if the total amount collected by the FDIC special assessment does not meet the final loss amounts of SIVB and SBNY after the termination of the receiverships. FNBPA had uninsured deposits of $16.1 billion as of December 31, 2022, and we accrued and expensed an initial special assessment of $29.9 million based on the assessment base of $11.1 billion, which excludes the first $5 billion of FNBPA’s uninsured deposits as of December 31, 2022. During 2024, the FDIC revised its loss estimate and projected that the special assessment would be collected for an additional two quarters beyond its initial eight-quarter collection period. As a result, FNBPA recognized an additional special assessment charge of $5.2 million in 2024. Any additional increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.
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
The CRA, ECOA, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CRA requires the OCC, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. All institutions insured by the FDIC must publicly disclose their rating. Our efforts to maintain a “Satisfactory” or better rating, including to comply with an October 2023 final rule that would revise the regulations implementing the CRA but is currently subject to a stay in federal court, may increase our costs.
The fair lending laws prohibit discrimination in the provision of banking services on the basis of prohibited factors including, among others, race, color, national origin, gender, and religion. The enforcement of these laws has been an increasing focus for the CFPB and other regulators.
Under the fair lending laws, we may be liable if our policies result in a disparate treatment of or have a disparate impact on a protected class of applicants or borrowers and may also be subject to investigation by the DOJ. A successful challenge to our performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion activity. Private parties may also have the ability to challenge our performance under fair lending laws in private class action litigation.

The consent orders entered into by FNBPA with the DOJ and the North Carolina State Department of Justice will cause us to incur additional compliance costs, may harm our reputation and may restrict our ability to engage in certain business activities and transactions, and our failure to comply with the terms of such consent orders may subject us to further enforcement actions.
On February 5, 2024, FNBPA announced its entry into consent orders (together, the "Consent Orders") with the DOJ and the North Carolina State Department of Justice. The Consent Orders resolve allegations that, from 2017 to 2021, FNBPA-(including as a successor in interest to Yadkin Bank, which FNBPA acquired in 2017) committed violations of the Fair Housing Act and the ECOA (Regulation B), as well as the North Carolina Unfair and Deceptive Practices Act, within the Charlotte, North Carolina, and Winston-Salem, North Carolina assessment areas. The Consent Orders were approved by the U.S. District Court for the Middle District of North Carolina on February 13, 2024.
We are committed to full compliance with the Consent Orders; however, achieving such compliance will require attention from our management, and will cause us to bear costs to implement their terms. Actions taken to achieve compliance with the Consent Orders may affect our business or financial performance, and may require us to reallocate resources away from existing operations or to alter our business practices, operations, products and services, and risk management practices. Our failure to comply with the requirements of the Consent Orders could cause us to incur additional significant compliance costs or subject us to additional enforcement action, and any deficiencies in our compliance practices, as well as the terms of the Consent Orders, could result in additional inquiries, investigations or enforcement actions. Further, the existence of the Consent Orders may adversely affect our reputation in the communities we serve and among third parties with which we conduct business. In addition, the existence of the Consent Orders may adversely impact our CRA rating.
Under the regulatory framework governing proposed business combinations, an institution’s compliance with the fair lending laws, whether the institution is subject to an open or pending enforcement action, and the institution's CRA rating are significant factors for the federal banking agencies in determining whether a proposed transaction is consistent with safe and sound banking principles. Further, the OCC's Policy Statement governing its review of proposed national bank merger transactions under the Bank Merger Act (BMA) provides that the OCC is unlikely to view a proposed merger transaction involving an acquirer with an open or pending fair lending enforcement action as being consistent with approval under the BMA unless the applicant has adequately addressed the underlying supervisory concerns. Although the Consent Orders constitute the resolution of open enforcement actions, under the OCC’s Policy Statement, ongoing compliance in a timely manner with the Consent Orders would be an important factor in the OCC’s evaluation of any proposed transaction we may present to the OCC for approval. The Consent Orders will be in effect for a minimum of five years, which term could be longer depending upon the extent and timing of the requisite loan subsidies that will be paid by FNBPA to qualified applicants. Accordingly, our ability to pursue strategic growth initiatives involving combinations with other banking organizations may be substantially limited. As a result, should we pursue future bank acquisitions, we expect the bank regulatory approval process to be prolonged and more costly than we have experienced in the past, which restrictions could materially adversely affect our business, results of operation and financial condition.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. The U.S. Congress, state legislatures and federal and state regulatory agencies have proposed and advanced numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. The leadership of the federal banking agencies, including the FRB and the OCC, emphasized that their supervisory charge is not to regulate climate concerns, but rather focus on climate-related risks that are faced by large banking organizations, specifically including physical and transition risks.

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
Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could adversely impact our business, results of operations and financial condition.
The Trump Administration has commenced efforts to implement significant changes to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of artificial intelligence and other advanced technologies within the public and private sectors. These changes, may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that such comprehensive changes to the federal government may be materially adverse to the regional and local economies where we conduct business and to our customers, which could be materially adverse to our business, financial condition and results of operations.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
NONE.
ITEM 1C.    CYBERSECURITY
Our Information Security Department uses the National Institute of Standards and Technology framework for improving critical infrastructure by measuring and evaluating the effectiveness of information and cybersecurity controls. We have various processes for risk assessment, vulnerability management, threat management, independent penetration testing, security architecture, access management, network security management, security event monitoring and security awareness.
The Information Security Department reports to the Chief Information Security Officer (CISO) and then directly to the Chief Risk Officer, to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. Results of the information and cybersecurity evaluation and recommendations established by the Information Security Department are reported to the Risk Management Council no less than quarterly, and the results are then shared with the Board Risk Committee. The Board Risk Committee is primarily responsible for overseeing risk management, including risks associated with cybersecurity and potential threats thereto. In addition, the Chief Risk Officer regularly reports to our Risk Management Council, which is comprised of our senior leadership, ensuring direct involvement by our management in assessing and managing cybersecurity risk. See “Risk Management” in section of MD&A for an overview of our risk management framework.
We believe our management has the appropriate expertise, background and depth of experience to manage risks arising from cybersecurity threats including applicable knowledge gained through industry experience, education, ongoing internal and external training and regular discussions with consultants and peers with applicable knowledge and expertise. See the following details of certain cybersecurity personnel.

The CISO has served FNB since 2016, and has a career over 25 years in information technology, enterprise risk and information security controls. The CISO is a Certified Information Systems Security Professional (CISSP). The CISO has a Bachelor’s degree in Criminal Justice with a minor in Computer Science. The CISO is supported by several managers including the following:
•Manager of Cyber Security - CISSP with over 20 years of Information Technology and Systems Engineering experience.
•Manager of Security Architecture - CISSP with over 20 years experience in Information Technology networking, network security and security engineering.
The CISO chairs an Information Security Committee made up of other risk professionals, Information Technology and line of business leaders to maintain an understanding and balance between security and business functionality.
A summary of the processes involved in our process of evaluating the effectiveness of information and cybersecurity controls is below.
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
Vulnerability Management Process. Regular internal and external vulnerability scanning is conducted at varying intervals to proactively identify configuration weaknesses, missing patches and other vulnerabilities in the FNB information systems environment. Identified vulnerabilities are classified and scored based on their Common Vulnerability Scoring System, known exploitation or malware impacting the vulnerability, and the age in the environment. We prioritize the patching of critical and severe vulnerabilities.
Threat Management Process. In addition to regular and routine vulnerability scanning, we rely on various threat intelligence feeds for the identification and awareness of potential threats that could impact the FNB environment. With the assistance of third-party vendors, threats are integrated into our monitoring solutions, email filtering, web-browsing controls, malware detection, and perimeter firewalls to proactively prevent, detect and deter threats with the capability to impact the FNB environment.
Independent Penetration Testing. On an annual basis, we engage with an independent third-party provider to perform various penetration tests of the environment. The penetration tests review our customer facing applications, our response to social engineering activities, overall external attack surface and internal vulnerabilities. Issues identified from the penetration tests are tracked and escalated to ensure appropriate remediation occurs before closure.
Security Architecture. To ensure the secure configuration, design, and implementation of our internally hosted and third-party hosted systems, security architecture reviews are conducted. The architecture reviews entail a series of questions, the responses to which are reviewed with internal IT and third-party vendor contacts to ensure the implementation is meeting policies, is configured with strong security practices, and utilizes appropriate access controls.
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
Network Security Management. The security of the FNB network infrastructure is maintained via:
•internal and perimeter firewalls with intrusion detection,
•the use of some network segmentation to isolate access to certain applications and systems,
•VLANs or virtual local area networks,
•email filtering to identify spam, malware, and phishing messages in received email messages,
•malware detection,

•data loss prevention controls to prevent the theft, or mass exfiltration of data,
•Virtual Private Networks to control remote access to our network,
•intrusion detection capabilities,
•network access controls to prevent unauthorized assets from connecting to the network, and
•web filtering.
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
Security Awareness. Annual security training is conducted for all employees, and routine phishing tests are administered routinely. We also post articles regarding common cybersecurity schemes on our intranet for our employees’ awareness.
We have a Vendor Management department that established policies and procedures to follow when utilizing third-party vendors and ensures that key risk components are mitigated based on our standards. Third-party vendors are thoroughly vetted, approved and inventoried before partnership begins.
To date, we have not experienced cybersecurity incidents that have materially affected our business strategy, results of operations or financial condition. For additional information regarding cybersecurity threats, see Item 1 of this Report, “Business – Cybersecurity” and Item 1A of this Report, “Risk Factors—5. Operational Risk—An interruption in or breach in security of our information systems, or other cybersecurity risks, could result in a loss of customer business, increased compliance and remediation costs, civil litigation or governmental regulatory action, and have an adverse effect on our results of operations, financial condition and cash flows.”
ITEM 2.    PROPERTIES
Our corporate headquarters are located in Pittsburgh, Pennsylvania. The Pittsburgh headquarters, which are leased, are also occupied by employees of the Community Banking, Wealth Management and Insurance segments, including customer support and operations personnel. We also lease office space for regional headquarters in the Cleveland, Ohio, Baltimore, Maryland, and Raleigh, Charlotte and Greensboro, North Carolina markets. In Hermitage, Pennsylvania, we own properties to house administrative, data processing personnel and various support departments, as well as offices for the Community Banking and Wealth Management segments. Additionally, we lease other office space in Harrisburg, Pennsylvania and Raleigh, North Carolina which houses various support departments.
We have both operating and finance leases for the branches/retail offices of the Community Banking segment expiring at various dates between 2046 and 2051, which generally include options to renew. We have other operating leases that have not commenced. In late 2024, the majority of our Pittsburgh-based employees moved into the new headquarters building under leases with a related party, consolidating several offices, subsidiaries and support departments under one roof to create opportunities for continued efficiency, collaboration and productivity improvements. For additional information regarding the lease commitments, see Note 10, “Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a table that shows the branches/retail offices, by state, and the branches/retail offices owned and leased for the Community Banking segment:

December 31, 2024	Community Banking
Pennsylvania	184
Ohio	27
Maryland	30
West Virginia	2
North Carolina	92
South Carolina	7
Washington, D.C.	1
Virginia	6
Total number of branches/retail offices	349
Total branches/retail offices owned	190
Total branches/retail offices leased	159
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
Information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 16, “Commitments, Credit Risk and Contingencies” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, and which is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NYSE under the symbol “FNB.” As of January 31, 2025, there were 13,867 holders of record of our common stock.
Holders of our common stock are entitled to receive cash dividends when declared by our Board of Directors out of legally available funds. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends, however, there can be no assurance as to future dividends because they are dependent on our future earnings, capital requirements and financial condition.
Our Board of Directors has authorized the repurchase of up to $300 million of shares of our common stock. Since inception of this stock repurchase program in 2022, we have repurchased 14.4 million shares at a weighted average share price of $11.43 for an aggregate of $164.3 million. We did not purchase any of our own equity securities during the fourth quarter of 2024.
The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.
.

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲) and Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2019, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

Total Return Performance
$250
$200
$150
$100
$50
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
F.N.B. Corporation
S&P MidCap 400 Index
KBW NASDAQ Regional Banking Index
Russell 1000 Index

    Source: S & P Global Market Intelligence

ITEM 6.     [RESERVED]

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) represents an overview of and highlights material changes to our financial condition and consolidated results of operations. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes presented in Item 8 of this Report. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward‑looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements may relate to various matters, including our financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar words or expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make.
There are various important factors that could cause future results to differ materially from historical performance and any forward-looking statements. Factors that might cause such differences, include, but are not limited to:
•the credit risk associated with the substantial amount of commercial loans and leases in our loan portfolio;
•the volatility of the mortgage banking business;
•changes in market interest rates and the unpredictability of monetary, tax and other policies of government agencies;
•the impact of changes in interest rates on the value of our securities portfolios;
•changes in our ability to obtain liquidity as and when needed to fund our obligations as they come due, including as a result of adverse changes to our credit ratings;
•the risk associated with uninsured deposit account balances;
•regulatory limits on our ability to receive dividends from our subsidiaries and pay dividends to our shareholders;
•our ability to recruit and retain qualified banking professionals;
•the financial soundness of other financial institutions and the impact of volatility in the banking sector on us;
•changes and instability in economic conditions and financial markets, in the regions in which we operate or otherwise, including a contraction of economic activity;
•our ability to continue to invest in technological improvements as they become appropriate or necessary;
•any interruption in or breach in security of our information systems, or other cybersecurity risks;
•risks associated with reliance on third-party vendors;
•risks associated with the use of models, estimations and assumptions in our business;
•the effects of adverse weather events and public health emergencies;
•the risks associated with acquiring other banks and financial services business, including integration into our existing operations;
•the extensive federal and state regulation, supervision and examination governing almost every aspect of our operations, and potential expenses associated with complying with such regulations;
•our ability to comply with the consent orders entered into by FNBPA with the DOJ and the North Carolina State Department of Justice, and related costs and potential reputational harm;
•changes in federal, state or local tax rules and regulations or interpretations, or accounting policies, standards and interpretations;

•the effects of climate change and related legislative and regulatory initiatives; and
•any reputation, credit, interest rate, market, operational, litigation, legal, liquidity, regulatory and compliance risk resulting from developments related to any of the risks discussed above.
We caution that the risks identified here are not exhaustive of the types of risks that may adversely impact us and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and elsewhere in this Report.
You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
The Provision for Credit Losses section in the Results of Operations includes a discussion of the factors affecting changes in the ACL during the current period. See Note 1, “Summary of Significant Accounting Policies,” Note 5, “Loans and Leases” and

Note 6, “Allowance for Credit Losses on Loans and Leases” in the Notes to Consolidated Financial Statements for further information on the ACL.
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
In connection with the preparation of the year-end 2024 financial statements, we completed our annual goodwill impairment test as of October 1, 2024. No impairment was identified in any of our reporting units. We also performed a qualitative analysis through year-end and concluded that it was not more-likely-than-not that the fair value of one or more of our reporting units was below its respective carrying amount, and therefore no triggering event has occurred, as of December 31, 2024.
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
Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2024 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.
USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common shareholders, operating earnings per diluted common share, return on average tangible common equity, operating return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, operating non-interest income, operating non-interest expense, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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
Management believes certain items (e.g. merger expenses, FDIC special assessment and realized loss on investment securities restructuring) are not organic to running our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.

To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP). Taxable-equivalent amounts for 2024, 2023 and 2022 were calculated using a federal statutory income tax rate of 21%.
OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of December 31, 2024, we had 349 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.
FINANCIAL SUMMARY
For 2024, net income available to common shareholders was $459.3 million, or $1.27 per diluted common share. Comparatively, net income available to common shareholders for 2023 totaled $476.8 million, or $1.31 per diluted common share. On an operating basis, 2024 earnings per diluted common share (non-GAAP) was $1.39, excluding $0.12 per diluted common share (non-GAAP) of significant items impacting earnings. Operating earnings per diluted common share (non-GAAP) for 2023 was $1.57, excluding $0.26 per diluted common share of significant items impacting earnings.
We achieved solid corporate performance in 2024 by, among other things, exceeding peer performance on loan growth, deposit growth, and deposit cost management amidst an uncertain interest rate environment. We achieved new milestones and set new records, notably in the areas of non-interest income, capital, and deposit market share. Additionally, in 2024, we grew to nearly $49 billion in total assets and achieved a record market capitalization ending the year at $5.3 billion. For 2024, tangible book value per share (non-GAAP) grew 11% year-over-year, to a record $10.49 and operating return on average tangible common equity (non-GAAP) equaled 14.5%. We also achieved full-year non-interest income of $316 million and record full-year operating non-interest income (non-GAAP) of $350 million, demonstrating the impact of our diversified business model and robust suite of products and services. We further strengthened our liquidity and capital position improving the loan-to-deposit ratio over 500 basis points from the peak in 2024 through strong deposit gathering initiatives and achieved higher capital ratios with a record CET1 ratio of 10.6%, and a tangible common equity to tangible assets (non-GAAP) ratio of 8.2%. We benefited from our geographic footprint, investments in technology, strong balance sheet and high caliber front-line bankers to generate year-over-year loan growth of 5.0% and robust deposit growth of 6.9%. Our credit metrics ended the year at solid levels in a changing economic environment with total delinquencies at 0.83% and net charge-offs at 0.19% for the full year 2024.
Income Statement Highlights (2024 compared to 2023)
•Total revenue of $1.6 billion, an increase of $26.0 million, or 1.7%. Total revenue on an operating basis was essentially flat (down 0.5%) as net interest income was impacted by lags in interest rate resets for interest bearing deposits compared to interest rate resets on loans related to the FOMC’s interest rate cuts. During the fourth quarter of 2024, the FOMC lowered the target federal funds rate by a total of 50 basis points, bringing the full-year decrease to 100 basis points.
•Net interest income was $1.3 billion, down 2.7%, primarily due to higher interest-bearing deposit costs from continued balance growth in higher yielding deposit products and the impact of the FOMC's interest rate cuts in 2024.
•Net interest margin (FTE) (non-GAAP) decreased 26 basis points to 3.09% from 3.35%. The yield on earning assets (non-GAAP) increased 42 basis points to 5.42%. However, the cost of funds increased 72 basis points to 2.45% with the costs of interest-bearing deposits increasing 83 basis points to 2.96%, short-term borrowings increasing 105 basis points and long-term debt increasing 24 basis points.

•The provision for credit losses totaled $79.8 million, compared to $71.8 million. The provision for credit losses increase for 2024 was primarily due to loan growth and net charge-off activity. The provision for credit losses increase for 2023 was primarily due to loan growth, the previously disclosed $31.9 million isolated commercial loan that was charged off in the third quarter of 2023 due to alleged fraud, and other charge-off activity.
•Non-interest income was $316.4 million, increasing $62.1 million, or 24.4%, compared to $254.3 million, primarily due to increases in service charges, wealth management, mortgage banking operations, dividends on non-marketable equity securities and other non-interest income, partially offset by decreases in interchange and card transaction fees, insurance commissions and fees and capital markets income. Additionally, we recognized a $34.0 million realized loss (pre-tax) on an investment securities restructuring in 2024 compared to a $67.4 million realized loss (pre-tax) on an investment securities restructuring in 2023. On an operating basis (non-GAAP), non-interest income totaled a record $350.4 million, compared to $321.7 million.
•Non-interest expense was $961.3 million, compared to $915.4 million. Excluding significant items, operating non-interest expense (non-GAAP) increased $75.7 million, or 8.7%. Salaries and employee benefits increased $42.4 million, or 9.2%, due to normal annual merit increases, higher production-related commissions given the strong non-interest income activity, strategic hiring associated with our focus to grow market share and continued investments in our risk management infrastructure, and elevated employer-paid healthcare costs. Outside services increased $12.3 million, or 14.6%, due to higher volume-related technology and third-party costs. Occupancy and equipment increased $15.0 million, or 9.3%, primarily from technology-related investments and the move to the new Pittsburgh headquarters.
•Earnings per diluted common share was $1.27, compared to $1.31, a decrease of 3.1%.
•Operating earnings per diluted common share (non-GAAP) was $1.39, compared to $1.57, a decrease of 11.5%.
•The efficiency ratio (non-GAAP) remained at a favorable level of 55.6%, compared to 51.2%.
•In the fourth quarter of 2024, we recognized renewable energy investment tax credits of $28.4 million as a benefit to income taxes from a solar project financing transaction. A related non-credit valuation impairment of $10.4 million (pre-tax) was recognized on the financing receivable in other non-interest expense.
•Income tax expense decreased $8.4 million, or 8.5%. The effective tax rate was 16.3%, compared to 16.9%, primarily due to renewable energy investment tax credits recognized in 2024 and 2023 as part of solar project financing transactions originated by our commercial leasing business.
Balance Sheet Highlights (2024 compared to 2023, unless otherwise indicated)
•Total assets were $48.6 billion, compared to $46.2 billion, an increase of $2.5 billion, or 5.3%, primarily from organic growth in loans of $1.6 billion and increased cash and cash equivalents of $0.8 billion.
•During 2024, we sold $231.4 million of AFS securities as part of a proactive balance sheet management strategy. We reinvested the proceeds from the sale of these AFS securities with an average yield of 1.41% into securities yielding 4.78% with a similar duration and convexity profile.
•Period-end total loans and leases increased $1.6 billion, or 5.0%. Consumer loans increased $949.0 million, or 8.0%, even with a $431 million indirect auto loan sale that closed in September 2024, and commercial loans and leases increased $667.2 million, or 3.3%. Our loan growth was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
•Period-end total deposits increased $2.4 billion, or 6.9%, driven by an increase of $1.9 billion in interest-bearing demand deposits and $1.3 billion in shorter-term time deposits more than offsetting the decline in non-interest-bearing demand deposits of $461.3 million and savings deposits of $286.7 million as customers continued to opt for higher-yielding deposit products given the interest rate environment.
•The mix of non-interest-bearing demand deposits to total deposits equaled 26% at December 31, 2024, compared to 29% at the prior year end, reflecting the strong interest-bearing deposit growth and fairly stable non-interest-bearing demand deposit balances.
•The ratio of loans to deposits was 91.5%, compared to 93.1%, as deposit growth outpaced loan growth on a year-over-year basis.

•In December 2024, we issued $500 million aggregate principal amount of fixed rate / floating rate senior notes maturing in December 2030. The senior notes bear interest at 5.722% per annum until December 11, 2029. Starting on December 11, 2029, the senior notes will bear interest at a floating rate per annum equal to compounded SOFR plus 1.93%. The new debt will be used for general corporate purposes and serve as a replacement for $450 million of senior and subordinated note maturities occurring in 2025.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO increased 14 basis points to 0.48%. Total delinquency increased 13 basis points to 0.83%, compared to 0.70%. Overall, asset quality metrics continue to remain at solid levels. Net charge-offs totaled $62.7 million, or 0.19% of total average loans, compared to $67.7 million, or 0.22%.
•The ACL on loans and leases totaled $423 million at December 31, 2024, compared to $406 million with the increase reflecting net loan growth. The ratio of the ACL to total loans and leases was stable at 1.25%.
•On February 15, 2024, we redeemed all our outstanding Series E Perpetual Preferred Stock and paid the final preferred dividend of $2.0 million on the redemption date. The excess of the redemption value over the carrying value on the Series E Perpetual Preferred Stock of $4.0 million was considered a significant item impacting earnings.
•The dividend payout ratio for 2024 was 38.0%, compared to 36.5%.
•Book value per common share of $17.52 increased 5.8%, and tangible book value per common share (non-GAAP) of $10.49 increased $1.02, or 10.8%. AOCI reduced the tangible book value per common share (non-GAAP) by $0.47 as of December 31, 2024, compared to $0.65 at the end of 2023, primarily due to the impact of higher interest rates on the fair value of AFS securities, partially offset by the 2024 securities repositioning.
•The CET1 regulatory risk-based capital ratio was 10.58% at December 31, 2024, benefiting from retained earnings growth, compared to 10.04% at December 31, 2023.

TABLE 1

Year-to-Date Results Summary	2024	2023
Reported results
Net income available to common shareholders (millions)	$459.3	$476.8
Net income per diluted common share	1.27	1.31
Book value per common share	17.52	16.56
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	$505.2	$568.6
Operating net income per diluted common share	1.39	1.57
Average diluted common shares outstanding (thousands)	362,638	362,898
Significant items impacting earnings (1) (millions)
Preferred dividend equivalent at redemption	$(4.0)	$—
Pre-tax merger-related expenses	—	(2.2)
After-tax impact of merger-related expenses	—	(1.8)
Pre-tax branch consolidation costs	(1.2)	—
After-tax impact of branch consolidation costs	(0.9)	—
Pre-tax FDIC assessment	(5.2)	(29.9)
After-tax impact of FDIC assessment	(4.1)	(23.7)
Pre-tax realized loss on investment securities restructuring	(34.0)	(67.4)
After-tax impact of realized loss on investment securities restructuring	(26.8)	(53.2)
Pre-tax software impairment	(3.7)	—
After-tax impact of software impairment	(2.9)	—
Pre-tax loss related to indirect auto loan sales	(9.0)	(16.7)
After-tax impact of loss related to indirect auto loan sales	(7.1)	(13.2)
Total significant items after-tax	$(45.8)	$(91.9)
Capital measures
Common equity tier 1	10.58%	10.04%
Tangible common equity to tangible assets (non-GAAP)	8.18	7.79
Tangible book value per common share (non-GAAP)	$10.49	$9.47
(1) Favorable (unfavorable) impact on earnings
RESULTS OF OPERATIONS
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Net income available to common shareholders was $459.3 million or $1.27 per diluted common share, compared to net income available to common shareholders of $476.8 million or $1.31 per diluted common share. Operating net income available to common shareholders (non-GAAP) was $505.2 million, or $1.39 per diluted common share (non-GAAP), compared to operating net income available to common shareholders (non-GAAP) of $568.6 million, or $1.57 per diluted common share (non-GAAP). The results for 2024 included net interest income of $1.3 billion, a 2.7% decrease, with the decline driven by the FOMC’s rate cuts, record non-interest income of $350.4 million on an operating basis (non-GAAP), provision for credit losses of $79.8 million with stable asset quality, and non-interest expenses of $942.3 million on an operating basis (non-GAAP), an increase of $75.7 million or 8.7%, driven primarily by higher salaries and employee benefits expense. During 2024, significant items impacting earnings of $45.8 million (see Table 1) were recognized. In comparison, the 2023 results included net interest income of $1.3 billion, provision for credit losses of $71.8 million, including $31.9 million in provision for the previously disclosed commercial loan fully charged-off during the third quarter of 2023 due to alleged fraud, non-interest income of $321.7 million on an operating basis benefiting from our diversified business model and related revenue generation, and operating non-interest expenses (non-GAAP) of $866.6 million. During 2023, significant items impacting earnings of $91.9 million (see Table 1) were recognized.

The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:
TABLE 2

	Year Ended December 31		$ Change	% Change
(dollars in thousands, except per share data)	2024	2023
Net interest income	$1,280,443	$1,316,504	$(36,061)	(2.7)%
Provision for credit losses	79,776	71,754	8,022	11.2
Non-interest income	316,395	254,332	62,063	24.4
Non-interest expense	961,339	915,436	45,903	5.0
Income taxes	90,391	98,795	(8,404)	(8.5)
Net income	465,332	484,851	(19,519)	(4.0)
Less: Preferred stock dividends	6,005	8,041	(2,036)	(25.3)
Net income available to common shareholders	$459,327	$476,810	$(17,483)	(3.7)%
Earnings per common share – Basic	$1.27	$1.32	$(0.05)	(3.8)%
Earnings per common share – Diluted	1.27	1.31	(0.04)	(3.1)
Cash dividends per common share	0.48	0.48	—	—

The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

Year Ended December 31	2024	2023
Return on average equity	7.59%	8.29%
Return on average tangible common equity (1)	13.21	15.45
Return on average assets	0.99	1.09
Return on average tangible assets (1)	1.08	1.19
Book value per common share	$17.52	$16.56
Tangible book value per common share (1)	10.49	9.47
Equity to assets	12.96%	13.11%
Average equity to average assets	13.10	13.12
Common equity to assets	12.96	12.88
Tangible common equity to tangible assets (1)	8.18	7.79
Common equity tier 1 capital ratio	10.58	10.04
Dividend payout ratio	38.03	36.51
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Year Ended December 31
	2024			2023			2022
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,016,253	$42,894	4.22%	$1,053,176	$40,860	3.88%	$2,174,415	$24,005	1.10%
Federal funds sold	—	—	—	—	—	—	500	29	5.81
Taxable investment securities (1)	6,189,126	194,815	3.15	6,099,052	148,374	2.43	6,126,544	115,956	1.89
Tax-exempt investment securities (1) (2)	1,027,913	35,453	3.45	1,052,416	36,476	3.46	1,010,819	34,508	3.41
Loans held for sale	213,210	16,469	7.72	131,985	9,496	7.19	189,360	8,151	4.30
Loans and leases (2) (3)	33,320,176	1,974,205	5.92	31,372,574	1,749,786	5.58	27,829,166	1,113,593	4.00
Total interest-earning assets (2)	41,766,678	2,263,836	5.42	39,709,203	1,984,992	5.00	37,330,804	1,296,242	3.47
Cash and due from banks	400,194			435,271			429,741
Allowance for credit losses	(419,291)			(409,342)			(377,252)
Premises and equipment	493,820			456,844			405,023
Other assets	4,571,166			4,417,627			4,166,392
Total assets	$46,812,567			$44,609,603			$41,954,708
Liabilities
Deposits:
Interest-bearing demand	$15,204,358	416,860	2.74	$14,296,571	283,914	1.99	$14,951,905	78,599	0.53
Savings	3,314,905	39,926	1.20	3,766,920	37,338	0.99	3,976,285	8,512	0.21
Certificates and other time	6,929,342	297,183	4.29	5,176,674	173,680	3.36	3,004,482	21,410	0.71
Total interest-bearing deposits	25,448,605	753,969	2.96	23,240,165	494,932	2.13	21,932,672	108,521	0.49
Short-term borrowings	2,057,597	99,055	4.80	2,075,751	77,883	3.75	1,427,361	24,535	1.72
Long-term borrowings	2,292,523	118,683	5.18	1,685,554	83,332	4.94	836,154	32,118	3.84
Total interest-bearing liabilities	29,798,725	971,707	3.26	27,001,470	656,147	2.43	24,196,187	165,174	0.68
Non-interest-bearing demand deposits	9,897,298			10,900,280			11,639,499
Total deposits and borrowings	39,696,023		2.45	37,901,750		1.73	35,835,686		0.46
Other liabilities	984,198			856,771			643,179
Total liabilities	40,680,221			38,758,521			36,478,865
Shareholders’ equity	6,132,346			5,851,082			5,475,843
Total liabilities and shareholders’ equity	$46,812,567			$44,609,603			$41,954,708
Net interest-earning assets	$11,967,953			$12,707,733			$13,134,617
Net interest income (FTE) (2)		1,292,129			1,328,845			1,131,068
Tax-equivalent adjustment		(11,686)			(12,341)			(11,288)
Net interest income		$1,280,443			$1,316,504			$1,119,780
Net interest spread			2.16%			2.57%			2.79%
Net interest margin (2)			3.09%			3.35%			3.03%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) of $1.3 billion decreased $36.7 million, or 2.8%. These decreases were primarily due to higher interest-bearing deposit costs from balance growth in higher yielding deposit products, the FOMC cutting the federal funds target rate by 100 basis points during 2024 and higher total average borrowings, partially offset by growth in earning assets and higher earning asset yields. Average interest-earning assets of $41.8 billion increased $2.1 billion, or 5.2%, primarily driven by an increase of $1.9 billion in average loans and leases, which included organic loan origination activity and an indirect auto loan sale. Average interest-bearing liabilities of $29.8 billion increased $2.8 billion, or 10.4%, driven by an increase of $2.2 billion in average interest-bearing deposits, which included organic growth in new and existing customer relationships, and an increase in average borrowings of $0.6 billion. Net interest margin FTE (non-GAAP) was 3.09% compared to 3.35%. The yield on earning assets increased 42 basis points to 5.42%, reflecting variable-rate loans that repriced upwards in 2024, as well as higher yields on new loan originations, investment securities and interest-bearing deposits with banks due to the impact of the higher interest rate environment. The total cost of funds increased 72 basis points to 2.45%, primarily due to an 83 basis point increase in interest-bearing deposit costs. The rates paid on short-term and long-term borrowings increased 105 and 24 basis points, respectively, due to the higher interest rate environment throughout much of 2024. Additionally, average non-interest-bearing demand deposits decreased $1.0 billion, or 9.2%, as customers shifted balances into higher yielding deposit products.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 5

	2024 vs 2023			2023 vs 2022
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$(1,447)	$3,481	$2,034	$(12,302)	$29,157	$16,855
Federal funds sold	—		—	(15)	(14)	(29)
Securities (2)	1,461	43,957	45,418	1,914	32,472	34,386
Loans held for sale	5,723	1,250	6,973	(2,672)	4,017	1,345
Loans and leases (2)	112,573	111,846	224,419	150,443	485,750	636,193
Total interest income (2)	118,310	160,534	278,844	137,368	551,382	688,750
Interest Expense (1)
Deposits:
Interest-bearing demand	40,699	92,247	132,946	(506)	205,821	205,315
Savings	604	1,984	2,588	3,537	25,289	28,826
Certificates and other time	65,812	57,691	123,503	47,577	104,693	152,270
Short-term borrowings	2,999	18,173	21,172	20,955	32,393	53,348
Long-term borrowings	30,657	4,694	35,351	39,254	11,960	51,214
Total interest expense	140,771	174,789	315,560	110,817	380,156	490,973
Net change (2)	$(22,461)	$(14,255)	$(36,716)	$26,551	$171,226	$197,777
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
Interest income on an FTE basis (non-GAAP) of $2.3 billion for 2024, increased $278.8 million, or 14.0%, from 2023, resulting from the higher interest rate environment for much of 2024 until the FOMC began cutting the federal funds target rate by 100 basis points between September 2024 and December 2024 and an increase in interest-earning assets of $2.1 billion. The increase in earning assets was primarily driven by a $1.9 billion, or 6.2%, increase in average loans and $65.6 million, or 0.9%, increase in average securities, partially offset by a decrease of $36.9 million, or 3.5%, in average interest-bearing deposits with banks. Growth in total average commercial loans included $867.0 million, or 7.4%, in commercial real estate loans and an increase of $189.3 million, or 2.6%, in commercial and industrial loans driven by a combination of organic loan origination activity led by the Cleveland, Pittsburgh and South Carolina markets and fundings on previously originated commercial real estate projects. Average consumer loans increased $808.6 million, or 7.0%, with an increase in residential mortgage loans of $1.3 billion, or 22.4%, reflecting adjustable-rate mortgages held in portfolio on the balance sheet and the continued success of the Physicians First mortgage program, which is a program that provides a bundled suite of specialized products to meet the personal and professional needs of physicians, dentists, veterinarians and other healthcare professionals. This growth was partially offset by a decrease in indirect installment loans of $511.0 million, or 33.7%, reflecting the auto loan sales that closed in the first and third quarters of 2024. Also, the net increase in investment securities interest income was primarily the result of balance sheet repositioning actions, as the average total securities portfolio yield increased 60 basis points.
Interest expense of $971.7 million for 2024 increased $315.6 million, or 48.1%, from 2023 primarily due to the higher interest rate environment and an increase in average interest-bearing deposits. The growth in average deposits reflected solid organic growth in new and existing customer relationships resulting from numerous deposit gathering initiatives. Average interest-bearing deposits increased $2.2 billion, or 9.5%, which reflected the benefit of solid organic growth in customer relationships. Average time deposits increased $1.8 billion, or 33.9%, as customers continued to migrate balances into higher-yielding products. Average long-term borrowings increased $607.0 million, or 36.0%, primarily due to an increase of $638.2 million in long-term FHLB borrowings. Additionally, during the fourth quarter of 2024, we issued $500 million aggregate principal amount of senior notes due in 2030. The rate paid on interest-bearing liabilities increased 83 basis points to 3.26% for 2024, compared to 2023, as the cost of interest-bearing deposits increased 83 basis points from 2.13% to 2.96%.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs for the years 2022 through 2024:
TABLE 6

			2024 vs 2023			2023 vs 2022
(dollars in thousands)	2024	2023	$ Change	% Change	2022	$ Change	% Change
Provision for credit losses on loans and leases	$79,904	$71,607	$8,297	12%	$61,800	$9,807	16%
Provision for unfunded loan commitments	(98)	99	(197)	(199)	2,230	(2,131)	(96)
Total provision for credit losses on loans and leases	79,806	71,706	8,100	11	64,030	7,676	12
Provision for securities	(30)	48	(78)	(163)	176	(128)	(73)
Total provision for credit losses	$79,776	$71,754	$8,022	11%	$64,206	$7,548	12%
Net loan charge-offs	$62,660	$67,755	$(5,095)	(8)%	$16,151	$51,604	320%
Net loan charge-offs / total average loans and leases	0.19%	0.22%			0.06%
Provision for credit losses of $79.8 million during 2024 increased $8.0 million from 2023. The provision for credit losses in 2024 was primarily due to loan growth and charge-off activity, while the provision for credit losses in 2023 was primarily due to loan growth, CECL-related model impacts from forecasted macroeconomic conditions and charge-off activity, including a $31.9 million isolated commercial loan that was charged-off due to alleged fraud. Our non-performing loan coverage position remains strong at 265%. For 2024, net charge-offs were $62.7 million, or 0.19% of total average loans, compared to 2023 net charge-offs of $67.8 million, or 0.22% of total average loans. The ACL was $422.8 million as of December 31, 2024, an increase of $17.2 million from December 31, 2023, with the ratio of the ACL to total loans and leases remaining stable at 1.25%. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the years 2022 through 2024 is presented in the following table:
TABLE 7

			2024 vs 2023			2023 vs 2022
(dollars in thousands)	2024	2023	$ Change	% Change	2022	$ Change	% Change
Service charges	$90,996	$81,892	$9,104	11.1%	$86,895	$(5,003)	(5.8)%
Interchange and card transaction fees	51,539	52,752	(1,213)	(2.3)	50,803	1,949	3.8
Trust services	45,576	42,490	3,086	7.3	39,033	3,457	8.9
Insurance commissions and fees	22,370	23,104	(734)	(3.2)	24,253	(1,149)	(4.7)
Securities commissions and fees	31,005	27,734	3,271	11.8	23,715	4,019	16.9
Capital markets income	24,239	27,103	(2,864)	(10.6)	35,295	(8,192)	(23.2)
Mortgage banking operations	27,380	20,692	6,688	32.3	20,646	46	0.2
Dividends on non-marketable equity securities	25,046	21,262	3,784	17.8	11,953	9,309	77.9
Bank owned life insurance	16,741	11,945	4,796	40.2	11,942	3	—
Net securities gains (losses)	(34,011)	(67,432)	33,421	n/m	48	(67,480)	n/m
Other	15,514	12,790	2,724	21.3	18,970	(6,180)	(32.6)
Total non-interest income	$316,395	$254,332	$62,063	24.4%	$323,553	$(69,221)	(21.4)%
n/m - not meaningful
Total non-interest income increased $62.1 million, or 24.4%. Excluding significant items totaling $34.0 million in 2024 and $67.4 million in 2023, operating non-interest income (non-GAAP) increased $28.7 million, or 8.9%, to a record level. The variances in significant individual non-interest income items between 2024 and 2023 are explained in the following paragraphs.
Service charges increased $9.1 million, or 11.1%, with strong treasury management activity and higher consumer transaction volumes.
Wealth management revenues increased $6.4 million, or 9.1%, as trust income and securities commissions and fees increased 7.3% and 11.8%, respectively, through continued strong contributions across the geographic footprint. Additionally, the market value of assets under management increased $0.9 billion, or 10.3%, to $9.5 billion at December 31, 2024 given overall market conditions and customer acquisition activity.
While capital markets income decreased $2.9 million, or 10.6%, reflecting lower commercial customer transaction activity, results continue to reflect solid broad-based contributions from syndications, debt capital markets customer swap activity and international banking.
Mortgage banking operations income increased $6.7 million, or 32.3%, driven by improved gain on sale from strong production volumes. During 2024, we sold $1.4 billion of originated residential mortgage loans, an increase of 37.7% compared to $1.0 billion for 2023.
Dividends on non-marketable equity securities increased $3.8 million, or 17.8%, reflecting higher FHLB dividends primarily due to additional borrowings combined with a higher dividend rate.
BOLI increased $4.8 million, or 40.2%, reflecting higher life insurance claims.
Net securities losses were $34.0 million in 2024 compared to $67.4 million in 2023, due to sales of AFS securities totaling $231.4 million in the fourth quarter of 2024 and $648.7 million in the fourth quarter of 2023 as part of balance sheet restructuring activities. These realized losses were significant items impacting earnings.

The following table presents non-interest income excluding significant items impacting earnings:
TABLE 8

			$	%
(dollars in thousands)	2024	2023	Change	Change
Total non-interest income, as reported	$316,395	$254,332	$62,063	24.4%
Significant items:
Realized loss on investment securities restructuring	33,980	67,354	(33,374)
Total non-interest income, excluding significant items (1)	$350,375	$321,686	$28,689	8.9%
(1) Non-GAAP
Non-Interest Expense
The breakdown of non-interest expense for the years 2022 through 2024 is presented in the following table:
TABLE 9

			2024 vs 2023			2023 vs 2022
(dollars in thousands)	2024	2023	$ Change	% Change	2022	$ Change	% Change
Salaries and employee benefits	$504,101	$461,677	$42,424	9.2%	$426,237	$35,440	8.3%
Net occupancy	79,057	70,802	8,255	11.7	68,189	2,613	3.8
Equipment	97,607	90,818	6,789	7.5	76,261	14,557	19.1
Outside services	96,173	83,885	12,288	14.6	72,961	10,924	15.0
Marketing	20,884	17,316	3,568	20.6	15,674	1,642	10.5
FDIC insurance	41,460	60,815	(19,355)	(31.8)	20,412	40,403	197.9
Bank shares and franchise taxes	13,596	13,609	(13)	(0.1)	13,954	(345)	(2.5)
Other	108,461	116,514	(8,053)	(6.9)	132,704	(16,190)	(12.2)
Total non-interest expense	$961,339	$915,436	$45,903	5.0%	$826,392	$89,044	10.8%
Total non-interest expense increased $45.9 million, or 5.0%. Excluding significant items totaling $19.1 million in 2024 and $48.8 million in 2023, operating non-interest expense (non-GAAP) increased $75.7 million, or 8.7%. The variances in significant individual non-interest expense items between 2024 and 2023 are explained in the following paragraphs.
Salaries and employee benefits increased $42.4 million, or 9.2%, primarily related to normal annual merit increases, higher production-related commissions given the strong non-interest income activity, strategic hiring associated with our focus to grow market share and continued investments in our risk management infrastructure, and elevated employer-paid healthcare costs. Our total full-time equivalent employees were 4,192 and 4,123 at December 31, 2024 and 2023, respectively.
Net occupancy and equipment expense increased $15.0 million, or 9.3%, primarily from continued technology-related investments, the move to the new Pittsburgh headquarters and a $3.7 million software impairment.
Outside services increased $12.3 million, or 14.6%, with higher volume-related technology and third-party costs associated with ongoing investments in our enterprise risk management framework and digital banking capabilities.
Marketing expense increased $3.6 million, or 20.6%, primarily due to the opportunistic timing of marketing campaigns related to our successful deposit initiatives.
FDIC insurance expense decreased $19.4 million, or 31.8%. We paid $5.2 million in 2024 and $29.9 million in 2023 in FDIC special assessments to replenish the FDIC's DIF associated with protecting uninsured depositors following the failed banks in early 2023, partially offset by an increase in our regular FDIC insurance assessment due to loan growth and balance sheet mix changes.

Other non-interest expense was $108.5 million and $116.5 million for 2024 and 2023, respectively. Excluding the non-interest expense significant items impacting earnings in Table 10 below, other non-interest expense was $99.5 million, a $1.9 million, or 1.9%, increase from 2023.
The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 10

(dollars in thousands)	2024	2023	$ Change	% Change
Total non-interest expense, as reported	$961,339	$915,436	$45,903	5.0%
Significant items:
Branch consolidations	(1,194)	—	(1,194)
Merger-related	—	(2,215)	2,215
FDIC special assessment	(5,212)	(29,938)	24,726
Software impairment	(3,690)	—	(3,690)
Loss related to indirect auto loan sales	(8,969)	(16,687)	7,718
Total non-interest expense, excluding significant items (1)	$942,274	$866,596	$75,678	8.7%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

Year ended December 31	2024	2023	2022
(dollars in thousands)
Income tax expense	$90,391	$98,795	$113,626
Effective tax rate	16.3%	16.9%	20.6%
Statutory federal tax rate	21.0	21.0	21.0
Our income tax expense for 2024 decreased $8.4 million, or 8.5%, from 2023. The effective tax rate was 16.3% for 2024, compared to 16.9% for 2023, primarily due to the recording of higher levels of renewable energy investment tax credits and lower pre-tax earnings in 2024. Effective tax rates are lower than the 21% federal statutory rate due to the tax benefits resulting from tax credits, tax-exempt income on investments and loans and income from BOLI.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Refer to the MD&A in our 2023 Annual Report on Form 10-K filed with the SEC on February 26, 2024 for a comparison of 2023 to 2022.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 12

December 31	2024	2023	$ Change	% Change
(dollars in millions)
Assets
Cash and cash equivalents	$2,419	$1,576	$843	53.5%
Securities	7,445	7,165	280	3.9
Loans held for sale	218	488	(270)	(55.3)
Loans and leases, net	33,516	31,917	1,599	5.0
Goodwill and other intangibles	2,529	2,546	(17)	(0.7)
Other assets	2,498	2,466	32	1.3
Total Assets	$48,625	$46,158	$2,467	5.3%
Liabilities and Shareholders’ Equity
Deposits	$37,107	$34,711	$2,396	6.9%
Borrowings	4,268	4,477	(209)	(4.7)
Other liabilities	948	920	28	3.0
Total Liabilities	42,323	40,108	2,215	5.5
Shareholders’ Equity	6,302	6,050	252	4.2
Total Liabilities and Shareholders’ Equity	$48,625	$46,158	$2,467	5.3%
The increase in both assets and liabilities is primarily due to solid organic loan growth and robust deposit growth.
Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. Loans held for sale declined $270 million, or 55.3%, from December 31, 2023 due primarily to the sale of $332 million of indirect auto loans that closed in the first quarter of 2024.

Following is a summary of loans and leases:
TABLE 13

December 31	2024	2023	$ Change	% Change
(dollars in millions)
Commercial real estate	$12,705	$12,305	$400	3.3%
Commercial and industrial	7,550	7,482	68	0.9
Commercial leases	765	599	166	27.7
Other	144	110	34	30.9
Total commercial loans and leases	21,164	20,496	668	3.3
Direct installment	2,676	2,741	(65)	(2.4)
Residential mortgages	7,986	6,640	1,346	20.3
Indirect installment	739	1,149	(410)	(35.7)
Consumer lines of credit	1,374	1,297	77	5.9
Total consumer loans	12,775	11,827	948	8.0
Total loans and leases	$33,939	$32,323	$1,616	5.0%
Total loans and leases increased $1.6 billion, or 5.0%, to $33.9 billion at December 31, 2024, compared to $32.3 billion at December 31, 2023, reflecting an increase in consumer loans of $949.0 million, or 8.0%, and commercial loans and leases increased $667.2 million or 3.3%. Our organic loan growth in 2024 was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
As of both December 31, 2024 and 2023, 29.0% of the commercial real estate loans were owner-occupied, while the remaining 71.0% were non-owner-occupied. As of December 31, 2024 and 2023, we had commercial construction loans of $2.4 billion and $2.1 billion, respectively, representing 7.2% and 6.6% of total loans and leases, respectively. Additionally, as of December 31, 2024 and 2023, we had residential construction loans of $277.0 million and $360.6 million, respectively, representing 0.8% and 1.1% of total loans and leases, respectively. Our commercial real estate portfolio included $9.0 billion of non-owner occupied loans, of which 18.7% represented office loans. Our top 25 non-owner occupied commercial real estate loans averaged approximately $22 million per exposure with the office component comprised of mid-sized offices primarily located outside of central business districts with 43% of the office portfolio averaging less than $5 million per exposure.
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
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is consistent with our risk appetite and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2024 and 2023, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
The decrease in indirect installment loans is primarily due to the sale of $431 million of indirect auto loans that closed in the third quarter of 2024.
Additional information relating to originated loans and loans acquired in business combinations is provided in Note 27, “Mergers and Acquisitions” and Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of the maturity distribution of loan categories with fixed and floating interest rates as of December 31, 2024:
TABLE 14

(in millions)	Within 1 Year	1-5 Years	Over 5 Years Through 15 years	After 15 Years	Total
Commercial real estate	$2,299	$6,218	$3,676	$512	$12,705
Commercial and industrial	1,410	4,789	1,105	246	7,550
Commercial leases	96	341	325	3	765
Other	46	93	5	—	144
Total commercial loans and leases	3,851	11,441	5,111	761	21,164
Direct installment	39	211	1,467	959	2,676
Residential mortgages	10	82	361	7,533	7,986
Indirect installment	10	339	390	—	739
Consumer lines of credit	189	38	221	926	1,374
Total consumer loans	248	670	2,439	9,418	12,775
Total	$4,099	$12,111	$7,550	$10,179	$33,939
Loans with maturities over one year:
Fixed		$3,816	$3,645	$4,943	$12,404
Floating		8,295	3,905	5,236	17,436
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
Non-accrual loans of $159.6 million at December 31, 2024 increased $52.4 million, or 48.9%, compared to December 31, 2023, attributed to a small number of commercial real estate loans, with both periods remaining at relatively low levels.

Following is a summary of non-performing loans and leases, by class, OREO and non-performing assets:
TABLE 15

December 31	2024	2023	$ Change	% Change
(dollars in millions)
Commercial real estate	$88	$42	$46	109.5%
Commercial and industrial	51	39	12	30.8
Commercial leases	3	3	—	—
Other	2	—	2	—
Total commercial loans and leases	144	84	60	71.4
Direct installment	2	5	(3)	(60.0)
Residential mortgages	7	10	(3)	(30.0)
Indirect installment	2	2	—	—
Consumer lines of credit	4	6	(2)	(33.3)
Total consumer loans	15	23	(8)	(34.8)
Total non-performing loans and leases	$159	$107	52	48.6
Other real estate owned	3	3	—	—
Total non-performing assets	$162	$110	$52	47.3%
Non-performing loans / total loans and leases	0.47%	0.33%
Non-performing loans plus OREO / total loans and leases plus OREO	0.48	0.34
Non-performing assets / total assets	0.33	0.24
Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:

TABLE 16

December 31	2024	2023
(dollars in millions)
Total loans and leases 90 days or more past due	$14	$12
As a percentage of total loans and leases	0.04%	0.04%
Following is a table showing the amounts of contractual interest income and actual interest income related to non-performing loans:
TABLE 17

December 31	2024	2023	2022
(in millions)
Gross interest income:
Per contractual terms	$24	$14	$11
Recorded during the year	—	—	—
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
For additional information relating to loan modifications, see Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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
At December 31, 2024 and 2023, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at December 31, 2024, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2023 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
Following is a summary of certain data related to the ACL and loans and leases:

TABLE 18

	Net Loan Charge-Offs (Recoveries)		Net Loan Charge-Offs to Average Loans		ACL at
Year Ended December 31	2024	2023	2024	2023	2024
(dollars in millions)
Commercial real estate	$36.1	$8.0	0.11%	0.03%	$166.9
Commercial and industrial	11.6	47.4	0.04	0.15	85.6
Commercial leases	0.2	—	—	—	22.9
Other commercial	2.8	3.5	0.01	0.01	4.3
Direct installment	0.7	—	—	—	29.1
Residential mortgages	1.4	0.2	—	—	95.9
Indirect installment	9.2	8.4	0.03	0.03	9.5
Consumer lines of credit	0.7	0.2	—	—	8.6
Total net loan charge-offs on loans and leases; net loan charge-offs/average loans	$62.7	$67.7	0.19%	0.22%	$422.8
Allowance for credit losses/total loans and leases			1.25%	1.25%
Allowance for credit losses/non-performing loans			264.98%	378.46%

Following is a summary of changes in the AULC by portfolio segment:
TABLE 19

Year Ended December 31	2024	2023	2022
(in millions)
Balance at beginning of period	$21.5	$21.4	$19.1
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.1	0.3	2.3
Consumer portfolio	(0.2)	(0.2)	—
Balance at end of period	$21.4	$21.5	$21.4
The ACL on loans and leases of $422.8 million at December 31, 2024 increased $17.2 million, or 4.3%, from December 31, 2023. Our ending ACL coverage ratio at both December 31, 2024 and December 31, 2023 was 1.25%. Total provision for credit losses during 2024 was $79.8 million, compared to $71.8 million for the same period in 2023. The year-over-year increase was driven primarily by loan growth and an increase in substandard commercial real estate loans. Net charge-offs were $62.7 million, or 0.19%, of total average loans, compared to $67.7 million, or 0.22%, in 2023. The ACL as a percentage of non-performing loans for the total portfolio decreased from 378% as of December 31, 2023 to 265% remaining at an adequate level as of December 31, 2024.
Following is a summary of the allocation of the ACL and the percentage of loans in each category to total loans:
TABLE 20

December 31	2024		2023
(dollars in millions)	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$167	38%	$167	38%
Commercial and industrial	86	22	88	23
Commercial leases	23	2	21	2
Other	4	—	4	—
Commercial loans and leases	280	62	279	63
Direct installment	29	8	34	8
Residential mortgages	96	24	71	21
Indirect installment	10	2	13	4
Consumer lines of credit	9	4	9	4
Consumer loans	143	38	126	37
Total	$423	100%	$406	100%
Investment Activity
Investment activities serve to generate net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities HTM and carried at amortized cost. All other securities are categorized as securities AFS and are recorded at fair value. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit loss at least quarterly. Management has determined that no credit loss exists on securities AFS. Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as AFS are also subject to fair value risks that could negatively affect the level of liquidity available to us, as well as shareholders’ equity. A change in the value of securities HTM could also negatively affect the level of shareholders’ equity if there was a decline in the underlying creditworthiness of the issuers. A CECL methodology is applied to securities HTM. As of December 31, 2024, securities HTM had a CECL ACL of $0.25 million.
As of December 31, 2024, debt securities classified as AFS and HTM totaled $3.5 billion and $4.0 billion, respectively. During 2024, debt securities AFS increased by $213.1 million and debt securities HTM increased by $67.1 million from December 31,

2023. As of December 31, 2024, AFS securities comprised 47% of the total securities portfolio and HTM securities comprised 53% of the total securities portfolio. As of December 31, 2024 and 2023, we did not hold any trading securities.
The following table indicates the respective contractual maturities and weighted-average yields of debt securities HTM, shown at amortized cost, as of December 31, 2024:
TABLE 21

(dollars in millions)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after one year but within five years	$1	5.25%
Obligations of U.S. government agencies:
Maturing after five years but within ten years	< 1	7.03
Obligations of U.S. government-sponsored enterprises:
Maturing within one year	29	5.01
States of the U.S. and political subdivisions:
Maturing within one year	5	2.78
Maturing after one year but within five years	68	2.67
Maturing after five years but within ten years	208	3.45
Maturing after ten years	711	3.66
Other debt securities:
Maturing after one year but within five years	1	9.24
Maturing after five years but within ten years	15	5.98
Residential MBS:
Agency MBS	901	2.07
Agency collateralized mortgage obligations	714	1.87
Commercial MBS	1,326	4.19
Total	$3,979	3.15%
The weighted average yields for tax-exempt debt securities are computed on an FTE basis using the federal statutory tax rate of 21.0%.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 22

December 31	2024	2023	$ Change	% Change
(dollars in millions)
Securities Available for Sale:
U.S. Treasury	$274	$422	$(148)	(35.1)%
U.S. government agencies	53	78	(25)	(32.1)
U.S. government-sponsored enterprises	302	227	75	33.0
Residential MBS:
Agency MBS	714	814	(100)	(12.3)
Agency collateralized mortgage obligations	796	946	(150)	(15.9)
Commercial MBS	1,420	905	515	56.9
States of the U.S. and political subdivisions	24	30	(6)	(20.0)
Other debt securities	37	38	(1)	(2.6)
Total debt securities available for sale	$3,620	$3,460	$160	4.6%
Debt Securities Held to Maturity:
U.S. Treasury	$1	$—	$1	n/m
U.S. government agencies	—	1	(1)	(100.0)%
U.S. government-sponsored enterprises	29	68	(39)	(57.4)
Residential MBS:
Agency MBS	901	1,057	(156)	(14.8)
Agency collateralized mortgage obligations	714	824	(110)	(13.3)
Commercial MBS	1,326	929	397	42.7
States of the U.S. and political subdivisions	992	1,017	(25)	(2.5)
Other debt securities	16	15	1	6.7
Total debt securities held to maturity	$3,979	$3,911	$68	1.7%
n/m - not meaningful
We completed the sale of $231.4 million of AFS investment securities in November 2024, which resulted in a realized loss (pre-tax) of $34.0 million in the fourth quarter of 2024. We reinvested proceeds from the sale of those investment securities with an average yield of 1.41% into investment securities yielding 4.78% with a similar duration and convexity profile. In December 2023, we completed the sale of $648.7 million of AFS investment securities, resulting in a realized loss (pre-tax) of $67.4 million in the fourth quarter of 2023. We reinvested proceeds from the sale of those investment securities with an average yield of 1.08% into investment securities with yields approximately 350 basis points higher with a similar duration and convexity profile.
For additional information relating to investment activity, see Note 3, “Securities” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 23

December 31	2024	2023	$ Change	% Change
(dollars in millions)
Non-interest-bearing demand	$9,761	$10,222	$(461)	(4.5)%
Interest-bearing demand	16,668	14,809	1,859	12.6
Savings	3,178	3,465	(287)	(8.3)
Certificates and other time deposits	7,500	6,215	1,285	20.7
Total deposits	$37,107	$34,711	$2,396	6.9%
Total deposits increased $2.4 billion, or 6.9%, from December 31, 2023, primarily due to organic growth in new and existing customer relationships through our successful deposit initiatives. We ended 2024 with approximately 77% of all deposits insured by the FDIC or collateralized. The mix of non-interest-bearing demand deposits to total deposits equaled 26.3% at December 31, 2024, compared to 29.4% at December 31, 2023 as customers continued to migrate deposits into higher-yielding deposit products.
Following is a summary of estimated insured and uninsured time deposits in excess of the FDIC insurance limit by remaining maturity at December 31, 2024:
TABLE 24

(in millions)	Insured	Uninsured	Total
Three months or less	$2,758	$548	$3,306
Three to six months	1,515	441	1,956
Six to twelve months	1,349	291	1,640
Over twelve months	459	139	598
Total	$6,081	$1,419	$7,500

Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances and subordinated notes, decreased to $1.3 billion at December 31, 2024 from $2.5 billion at December 31, 2023, primarily due to a $1.3 billion decrease in short-term FHLB borrowings.

Following is a summary of selected information relating to short-term FHLB borrowings:
TABLE 25

At or for the Year Ended December 31	2024	2023	2022
(dollars in millions)
FHLB Advances (Short-term)
Balance at year-end	$585	$1,900	$930
Maximum month-end balance	2,990	2,245	930
Average balance during year	1,451	1,562	933
Weighted average interest rates:
At year-end	4.68%	5.64%	2.18%
During the year	5.24	4.08	2.18
For additional information relating to deposits and short-term borrowings, see Note 12, “Deposits” and Note 13, “Short-Term Borrowings” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Capital Resources
Our capital position depends, in part, on the access to, and cost of, funding for new business initiatives, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight.
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
Pursuant to and in compliance with applicable SEC laws, rules and regulations, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On December 11, 2024, we completed a registered debt offering in which we issued $500 million aggregate principal amount of 5.722% fixed-rate / floating rate senior notes due in 2030. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $496.7 million. These proceeds are expected to be used for general corporate purposes, which may include investments at the holding company level, capital to support the growth of FNBPA and refinancing of outstanding indebtedness.
Since inception of our $300 million stock repurchase program starting in 2022, we repurchased 14.4 million shares at a weighted average share price of $11.43 for $164.3 million under this repurchase program, with $135.7 million remaining for repurchase. Any repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 includes a 1% excise tax on stock repurchases.
On February 15, 2024, we redeemed all our 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, in the amount of $111 million. The preferred stock is no longer outstanding and dividends will no longer accrue on such securities.
Capital management is a continuous process with capital plans and stress testing for FNB and FNBPA updated at least annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of two to three years beyond the current year. Both FNB and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see Note 22, “Regulatory Matters” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, we issue shares initially acquired by us as treasury stock under our various benefit plans. We may issue additional preferred or common stock to maintain our well-capitalized status.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2024:
TABLE 26

(in millions)	Total
Deposits without a stated maturity	$29,607
Certificates and other time deposits	7,500
Operating leases	298
Long-term borrowings	3,012
Total	$40,417
The following table sets forth the amount of commitments to extend credit and standby letters of credit as of December 31, 2024:
TABLE 27

(in millions)	Total
Commitments to extend credit	$14,283
Standby letters of credit	271
Total	$14,554
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. During the fourth quarter of 2024, we successfully completed an offering of fixed / floating rate senior notes maturing in December 2030 for $496.7 million in net proceeds. The issuance was met with strong investor interest and was priced with a coupon of 5.722%, a spread of 165 basis points above the yield of a comparable term Treasury Note. We have historically been opportunistic when accessing the capital markets, and we expect to continue with that strategy. The parent company's cash position at December 31, 2024 was $803.4 million, increasing $428.0 million from December 31, 2023.
In February 2024, we redeemed all $111 million of our Series E, 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock. The Board of Directors declared the redemption of the preferred stock given its higher relative cost of capital, a 3-month SOFR + 4.60%, and our strong capital position. Our regulatory CET1 ratio and Total Capital ratios were 10.6% and 12.4%, respectively, at December 31, 2024 with the Total Capital ratio reflecting the completed preferred stock redemption.
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
TABLE 28

December 31	2024	2023	Internal Limit
Liquidity coverage ratio	1.5 times	2.0 times	> 1 time
Months of cash on hand	13.7 months	13.0 months	> 12 months
Parent company cash on hand (millions)	$803.4	$375.4	n/a
As previously mentioned, our parent company cash on hand increased materially due to the issuance of senior debt during the fourth quarter of 2024, which was partially offset by the preferred stock redemption. The decrease in the LCR at December 31, 2024 is due to the scheduled maturity of $350 million in senior debt due in August 2025 and $100 million of subordinated debt scheduled to mature in October 2025, which are considered cash outflows for the ratio calculations. The MCH increased from December 31, 2023 primarily due to the larger cash balance on hand. The projected LCR and MCH after the maturity of the senior and subordinated debt in 2025 would be 2.7 times and 18.7 months, respectively. Management has concluded that our cash levels remain appropriate given the current market environment.
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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. These strategies helped management successfully grow total deposits by $2.4 billion, or 6.9%, when compared to December 31, 2023. Interest-bearing demand deposits and time deposits increased $1.9 billion and $1.3 billion, respectively, when compared to December 31, 2023 through these efforts. Non-interest-bearing demand deposits decreased $461.3 million and savings account balances declined $286.7 million compared to December 31, 2023 as customers continue to migrate deposits into higher-yielding deposit products. The mix of non-interest-bearing demand deposits to total deposits remained consistent with the prior quarter at 26%. The liquidity position of FNBPA was further strengthened by the sale of $431 million of indirect auto loans in the third quarter of 2024. Our loan to deposit ratio declined from 93.1% at December 31, 2023 to 91.5% at December 31, 2024 as a result of the strong deposit growth and the sale of the indirect auto loans.
At December 31, 2024, approximately 77% of our deposits were insured by the FDIC or collateralized, stable with December 31, 2023. Our cash balances held at the FRB were $2.0 billion at December 31, 2024 and $1.1 billion at December 31, 2023. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged securities:
TABLE 29

December 31	2024	2023
(dollars in millions)
Unused wholesale credit availability	$16,056	$15,899
Unused wholesale credit availability as a % of FNBPA assets	33.2%	34.6%
Salable unpledged government and agency securities	$927	$657
Salable unpledged government and agency securities as a % of FNBPA assets	1.9%	1.4%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	6.0%	3.8%
Our bank-level liquidity position has remained strong throughout 2024. The strong deposit generation noted earlier provided management the flexibility to reduce short- and long-term borrowings by a combined $209 million. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we successfully manage our liquidity. We continue to have ample unused borrowing capacity that could cover 1.57 times the uninsured deposit and non-collateralized deposit balances as of December 31, 2024. The previously mentioned strong deposit growth was partially responsible for a $1.8 billion increase in contingency funding availability, which resulted in the improvement in this ratio. A portion of this capacity includes capacity at the FRB's Discount Window. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has salable unpledged government and agency securities that could be utilized to meet funding needs and has excess cash to meet its pledging requirements. At December 31, 2024, FNBPA has $2.9 billion, an increase of $1.2 billion from December 31, 2023, of cash and salable unpledged government and agency securities representing 6.0% of total assets. This compares to a policy minimum of 3.0%.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2024 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$913	$1,638	$1,918	$3,419	$7,888
Investments	2,054	132	260	456	2,902
	2,967	1,770	2,178	3,875	10,790
Liabilities
Non-maturity deposits	316	633	949	1,899	3,797
Time deposits	1,309	1,999	1,959	1,644	6,911
Borrowings	960	515	126	936	2,537
	2,585	3,147	3,034	4,479	13,245
Period Gap (Assets - Liabilities)	$382	$(1,377)	$(856)	$(604)	$(2,455)
Cumulative Gap	$382	$(995)	$(1,851)	$(2,455)
Cumulative Gap to Total Assets	0.8%	(2.0)%	(3.8)%	(5.0)%
The twelve-month cumulative gap to total assets ratio was (5.0)% as of December 31, 2024, compared to (2.6)% as of December 31, 2023. The change in the twelve-month cumulative gap to total assets was primarily related to management's shorter-term time deposit offerings that effectively reduced the average maturity of new time deposits, which reduced our asset sensitivity. In addition, the ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs.
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
Changes in market interest rates may result in changes in the fair value of our financial instruments, cash flows and net interest income. Subject to its ongoing oversight, the Board of Directors has given ALCO the responsibility for market risk management, which involves devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. We use derivative financial instruments for interest rate risk management purposes.
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
The following repricing gap analysis as of December 31, 2024 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
TABLE 31

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,474	$1,094	$890	$1,668	$19,126
Investments	2,064	135	315	490	3,004
	17,538	1,229	1,205	2,158	22,130
Liabilities
Non-maturity deposits	9,243	—	—	—	9,243
Time deposits	1,398	1,998	1,956	1,639	6,991
Borrowings	1,097	830	342	469	2,738
	11,738	2,828	2,298	2,108	18,972
Off-balance sheet	(1,700)	—	—	500	(1,200)
Period Gap (Assets - Liabilities + Off-balance sheet)	$4,100	$(1,599)	$(1,093)	$550	$1,958
Cumulative Gap	$4,100	$2,501	$1,408	$1,958
Cumulative Gap to Earning Assets	9.4%	5.7%	3.2%	4.5%

Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months, thereby creating our current asset sensitive position. As a result of management's strategies to reduce its asset sensitive position, the twelve-month cumulative repricing gap to total assets was 4.5% as of December 31, 2024, down from 10.3% at December 31, 2023. Specific pricing actions included an emphasis on originating shorter-term time deposits so more interest bearing liabilities will mature in less than 12 months, hence reducing the repricing gap differential. In addition, management actions included the use of interest rate swaps.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of December 31, 2024. The calculated results do not reflect management's potential actions.
TABLE 32

December 31,	2024	2023	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	3.0%	3.9%	(10.0)%
+ 100 basis points	1.5	2.0	(10.0)
– 100 basis points	(1.5)	(2.0)	(10.0)
– 200 basis points	(3.1)	(4.1)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	4.5	4.6	(25.0)
+ 200 basis points	3.3	3.2	(15.0)
+ 100 basis points	1.9	1.6	(10.0)
– 100 basis points	(3.2)	(2.5)	(10.0)
– 200 basis points	(6.9)	(8.0)	(15.0)
There are multiple factors that influence our interest rate risk position and impact on net interest income, including external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is modestly asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 62.9% and 62.2% of total net loans and leases at December 31, 2024 and December 31, 2023, respectively. Forty-seven percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for lower short-term interest rates. During 2024, management adjusted the IRR position by slightly extending the duration of the investment securities portfolio, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, strategically meeting our customers' preferences for higher yielding deposit products, with shorter-term time deposits, utilizing borrowings with variable rates and varying maturities and executing receive-fixed interest rate swaps to hedge adjustable rate loans. As a result, the net interest income change over 12 months shown above in both the up and down rate ramp scenarios is closer to neutral compared to December 31, 2023.
We also utilize derivatives to manage the IRR position. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount (i.e., notional amounts) to another interest rate index or to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change periodically as we adjust our broader interest rate risk management objectives, and the balance sheet positions to be hedged. During the fourth quarter of 2024, we executed receive-fixed interest rate swaps designated as cash flow hedges for variable rate commercial loans for $1.0 billion (notional) at an average rate of 3.9% and average maturity of 42.3 months. At December 31, 2024, we have a total of $2.2 billion (notional) of these cash flow hedges at an average rate of 2.5% and average maturity of 23.9 months with the last hedge scheduled to expire in January 2029, with $1.0 billion (notional) of this total maturing in 2025 at an average rate of 0.9%. Additionally, we have a $200.0 million (notional) interest rate collar on variable rate commercial loans with strike rates between 2.8525% and 5.50% that matures in April 2026.
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At December 31, 2024, the commercial customer-related interest rate swaps totaled $5.9 billion (notional), up from $5.7 billion (notional) at December 31, 2023. For additional information regarding interest rate swaps, see Note 15, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
In addition to the rate ramp scenarios for net interest income changes shown above, we also model immediate interest rate shock scenarios. These results use historical long-term deposit rate beta assumptions that are regularly analyzed and adjusted as necessary for both rising and falling rate scenarios. Assuming a static Balance Sheet, a +100 basis point Rate Shock increases net interest income (12 months) by 2.0% at December 31, 2024 and 3.4% at December 31, 2023. For a +200 basis point Rate Shock, net interest income (12 months) increases by 3.9% at December 31, 2024 and 6.7% at December 31, 2023. The metrics for a minus 200 basis point Rate Shock are (4.6)% and (7.7)% at December 31, 2024 and December 31, 2023, respectively, and for a minus 100 basis point Rate Shock are (2.2)% and (3.6)% at December 31, 2024 and December 31, 2023, respectively. In addition to the cash flow hedges, the primary drivers of the change in net interest income in the rate shock scenarios include the mix shift of deposit products into shorter-term time deposits, the pace of deposit repricing and assumed betas and loan prepayments. These results reflect a more neutral net interest income change over 12 months in both the up and down rate shock scenarios compared to December 31, 2023, consistent with the rate ramp results.
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
Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as other factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types; the rating agencies’ assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to us or our subsidiaries in a crisis.
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

The following table presents the credit ratings for FNB and FNBPA as of December 31, 2024:
TABLE 33

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
n/a - not applicable
RISK MANAGEMENT
As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Accordingly, we have designed an Enterprise Risk Management Framework and risk management practices to identify, assess, monitor and report the material risks known throughout the organization in pursuit of our business strategies. Our Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, reputation risk and strategic risk. In its oversight role of our risk management function, the Board of Directors focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks to optimize total shareholder value, while balancing prudent business and safety and soundness considerations.
We support our risk management processes and business oversight through three lines of defense and a governance structure at the Board of Directors and management levels.
The lines of defense model consists of:
•First Line of Defense - consists of our businesses and enterprise support areas that engage in risk-taking activities and are principally responsible for owning and managing the day-to-day operational activities in accordance with the risk frameworks.
•Second Line of Defense - consists of the Risk Management Department responsible for developing risk frameworks and identifying, assessing, overseeing and controlling enterprise aggregate risks independent from the First Line of Defense.
•Third Line of Defense - is Internal Audit and develops and executes a risk-based audit plan to provide assurance on the compliance and effectiveness of controls and risk management practices throughout the organization independent from the First and Second Lines of Defense.
Our Board of Directors is responsible for the oversight of management on behalf of our shareholders. The Board of Directors has assistance in carrying out its duties and may delegate authority through the following standing Board Committees:
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
•Risk Committee - provides oversight and approves the enterprise-wide Risk Governance Framework (ERM Framework) including the review and approval of risk management policies and practices to identify, assess, monitor and report material risks.
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
Risk appetite is an integral element of our enterprise risk management framework and of our business and capital planning processes through our Board Risk Committee and Risk Management Council. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. The Board of Directors adopted an enterprise risk appetite that defines acceptable risk limits under which we seek to operate in pursuit of optimizing returns. As such, we monitor a series of Key Risk Indicators for various business lines and operations units to measure performance alignment with our stated risk appetite. Our top-down risk appetite process serves as a limit for undue risk-taking for bottom-up planning from our various business functions. Our Board Risk Committee, in collaboration with our Risk Management Council, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk, regulatory, economic and strategic plan environments, with the goal of ensuring that our strategic plans and business operations remain consistent with our risk appetite given the current regulatory environment and shareholders' expectations.
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
We continue to assess our risk management practices on an ongoing basis and are making investments as necessary to position ourselves for continued growth and heightened regulatory risk management expectations for large banking institutions with average total consolidated assets of $50 billion or more.
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
TABLE 34
Operating net income available to common shareholders

Year Ended December 31	2024	2023	2022
(in thousands)
Net income available to common shareholders	$459,327	$476,810	$431,068
Preferred dividend at redemption	3,995	—	—
Merger-related expense	—	2,215	45,259
Tax benefit of merger-related expense	—	(465)	(9,504)
Provision expense related to acquisitions	—	—	28,515
Tax benefit of provision expense related to acquisitions	—	—	(5,988)
Branch consolidation costs	1,194	—	7,016
Tax benefit of branch consolidation costs	(251)	—	(1,473)
FDIC special assessment	5,212	29,938	—
Tax benefit of FDIC special assessment	(1,095)	(6,287)	—
Realized loss on investment securities restructuring	33,980	67,354	—
Tax benefit of realized loss on investment securities restructuring	(7,136)	(14,144)	—
Software impairment	3,690	—	—
Tax benefit of software impairment	(775)	—	—
Loss related to indirect auto loan sales	8,969	16,687	—
Tax benefit of loss related to indirect auto loan sales	(1,883)	(3,504)	—
Operating net income available to common shareholders (non-GAAP)	$505,227	$568,604	$494,893
The table above shows how operating net income available to common shareholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges such as preferred dividend at redemption, merger expenses, FDIC special assessment, realized loss on investment securities restructuring, software impairment, loss related to indirect auto loan sales, initial provision for non-PCD loans acquired and branch consolidation costs are not organic costs to run our operations and facilities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.

TABLE 35
Operating earnings per diluted common share

Year Ended December 31	2024	2023	2022
Earnings per diluted common share	$1.27	$1.31	$1.22
Preferred dividend at redemption	0.01	—	—
Merger-related expense	—	0.01	0.13
Tax benefit of merger-related expense	—	—	(0.03)
Provision expense related to acquisitions	—	—	0.08
Tax benefit of provision expense related to acquisitions	—	—	(0.02)
Branch consolidation costs	—	—	0.02
Tax benefit of branch consolidation costs	—	—	—
FDIC special assessment	0.01	0.08	—
Tax benefit of FDIC special assessment	—	(0.02)	—
Realized loss on investment securities restructuring	0.09	0.19	—
Tax benefit of realized loss on investment securities restructuring	(0.02)	(0.04)	—
Software impairment	0.01	—	—
Tax benefit of software impairment	—	—	—
Loss related to indirect auto loan sales	0.02	0.05	—
Tax benefit of loss related to indirect auto loan sales	(0.01)	(0.01)	—
Operating earnings per diluted common share (non-GAAP)	$1.39	$1.57	$1.40
TABLE 36
Return on average tangible common equity

Year Ended December 31	2024	2023	2022
(dollars in thousands)
Net income available to common shareholders	$459,327	$476,810	$431,068
Amortization of intangibles, net of tax	13,821	15,892	10,956
Tangible net income available to common shareholders (non-GAAP)	$473,148	$492,702	$442,024
Average total shareholders’ equity	$6,132,346	$5,851,082	$5,475,843
Less: Average preferred shareholders’ equity	(13,141)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,537,778)	(2,556,119)	(2,481,533)
Average tangible common equity (non-GAAP)	$3,581,427	$3,188,081	$2,887,428
Return on average tangible common equity (non-GAAP)	13.21%	15.45%	15.31%
(1) Excludes loan servicing rights.

TABLE 37
Operating return on average tangible common equity

(dollars in thousands)	2024	2023	2022
Operating net income available to common shareholders	$505,227	$568,604	$494,893
Amortization of intangibles, net of tax	13,821	15,892	10,956
Tangible operating net income available to common shareholders (non-GAAP)	$519,048	$584,496	$505,849
Average total shareholders' equity	$6,132,346	$5,851,082	$5,475,843
Less: Average preferred shareholders' equity	(13,141)	(106,882)	(106,882)
Less: Average intangible assets (1)	(2,537,778)	(2,556,119)	(2,481,533)
Average tangible common equity (non-GAAP)	$3,581,427	$3,188,081	$2,887,428
Operating return on average tangible common equity (non-GAAP)	14.49%	18.33%	17.52%
(1) Excludes loan servicing rights.
TABLE 38
Return on average tangible assets

Year Ended December 31	2024	2023	2022
(dollars in thousands)
Net income	$465,332	$484,851	$439,109
Amortization of intangibles, net of tax	13,821	15,892	10,956
Tangible net income (non-GAAP)	$479,153	$500,743	$450,065
Average total assets	$46,812,567	$44,609,603	$41,954,708
Less: Average intangible assets (1)	(2,537,778)	(2,556,119)	(2,481,533)
Average tangible assets (non-GAAP)	$44,274,789	$42,053,484	$39,473,175
Return on average tangible assets (non-GAAP)	1.08%	1.19%	1.14%
(1) Excludes loan servicing rights.
TABLE 39

Tangible book value per common share

December 31	2024	2023
(dollars in thousands, except per share data)
Total shareholders’ equity	$6,301,650	$6,049,969
Less: Preferred shareholders’ equity	—	(106,882)
Less: Intangible assets (1)	(2,529,558)	(2,546,353)
Tangible common equity (non-GAAP)	$3,772,092	$3,396,734
Ending common shares outstanding	359,615,657	358,829,417
Tangible book value per common share (non-GAAP)	$10.49	$9.47
(1) Excludes loan servicing rights.

TABLE 40
Tangible common equity to tangible assets

December 31	2024	2023
(dollars in thousands)
Total shareholders' equity	$6,301,650	$6,049,969
Less: Preferred shareholders' equity	—	(106,882)
Less: Intangible assets (1)	(2,529,558)	(2,546,353)
Tangible common equity (non-GAAP)	$3,772,092	$3,396,734
Total assets	$48,624,985	$46,157,693
Less: Intangible assets (1)	(2,529,558)	(2,546,353)
Tangible assets (non-GAAP)	$46,095,427	$43,611,340
Tangible common equity to tangible assets (non-GAAP)	8.18%	7.79%
 (1) Excludes loan servicing rights.

TABLE 41
Operating non-interest income

Year Ended December 31	2024	2023
(dollars in thousands)
Non-interest income	$316,395	$254,332
Realized loss on investment securities restructuring	33,980	67,354
Operating non-interest income (non-GAAP)	$350,375	$321,686
TABLE 42
Operating non-interest expense

Year Ended December 31	2024	2023
(dollars in thousands)
Non-interest expense	$961,339	$915,436
Branch consolidations	(1,194)	—
Merger-related	—	(2,215)
FDIC special assessment	(5,212)	(29,938)
Software impairment	(3,690)	—
Loss related to indirect auto loan sales	(8,969)	(16,687)
Operating non-interest expense (non-GAAP)	$942,274	$866,596

Key Performance Indicators

TABLE 43
Efficiency ratio

Year Ended December 31	2024	2023	2022
(dollars in thousands)
Non-interest expense	$961,339	$915,436	$826,392
Less: Amortization of intangibles	(17,495)	(20,116)	(13,868)
Less: OREO expense	(996)	(1,515)	(1,692)
Less: Merger-related expense	—	(2,215)	(45,259)
Less: Branch consolidation costs	(1,194)	—	(7,016)
Less: FDIC special assessment	(5,212)	(29,938)	—
Less: Software impairment	(3,690)	—	—
Less: Loss related to indirect auto loan sales	(8,969)	(16,687)	—
Less: Tax credit-related project impairment	(10,397)	—	—
Adjusted non-interest expense	$913,386	$844,965	$758,557
Net interest income	$1,280,443	$1,316,504	$1,119,780
Taxable equivalent adjustment	11,686	12,341	11,288
Non-interest income	316,395	254,332	323,553
Less: Net securities (gains) losses	34,011	67,432	(48)
Adjusted net interest income (FTE) + non-interest income	$1,642,535	$1,650,609	$1,454,573
Efficiency ratio (FTE) (non-GAAP)	55.61%	51.19%	52.15%
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of MD&A, which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting
February 27, 2025
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
Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has audited our internal control over financial reporting as stated in their Report of Independent Registered Public Accounting Firm.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses (ACL)
Description of the Matter
At December 31, 2024, the Company’s net loan and lease portfolio was $33.9 billion with an associated ACL of $422.8 million. As discussed in Note 1 to the consolidated financial statements, the ACL is based on management’s evaluation of the current estimate of lifetime credit losses at the balance sheet date. Management makes the estimate using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts under the Current Estimated Credit Losses (CECL) methodology. The ACL is composed of three components including quantitative reserves, including the impact of management’s reasonable and supportable forecast of economic conditions; asset specific reserves; and qualitative reserves. The qualitative reserve captures the following factors, among others: regulatory, legal and technological environments; competition; forecast uncertainty; and events such as natural disasters.
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
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on Internal Control Over Financial Reporting
We have audited F.N.B. Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 27, 2025

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	December 31
	2024	2023
Assets
Cash and due from banks	$416	$447
Interest-bearing deposits with banks	2,003	1,129
Cash and Cash Equivalents	2,419	1,576
Debt securities available for sale (amortized cost of $3,620 and $3,460; allowance for credit losses of $0 and $0)	3,466	3,254
Debt securities held to maturity (fair value of $3,644 and $3,593; allowance for credit losses of $0 and $0)	3,979	3,911
Loans held for sale (includes $214 and $150 measured at fair value) (1)	218	488
Loans and leases, net of unearned income of $106 and $91 (includes $53 and $45 measured at fair value) (1)	33,939	32,323
Allowance for credit losses on loans and leases	(423)	(406)
Net Loans and Leases	33,516	31,917
Premises and equipment, net	536	461
Goodwill	2,478	2,477
Core deposit and other intangible assets, net	51	69
Bank owned life insurance	660	660
Other assets	1,302	1,345
Total Assets	$48,625	$46,158
Liabilities
Deposits:
Non-interest-bearing demand	$9,761	$10,222
Interest-bearing demand	16,668	14,809
Savings	3,178	3,465
Certificates and other time deposits	7,500	6,215
Total Deposits	37,107	34,711
Short-term borrowings	1,256	2,506
Long-term borrowings	3,012	1,971
Other liabilities	948	920
Total Liabilities	42,323	40,108
Shareholders’ Equity
Preferred stock
Issued – 0 and 110,877 shares - $0.01 par value	—	107
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 375,018,433 and 374,939,537 shares	4	4
Additional paid-in capital	4,695	4,692
Retained earnings	1,952	1,669
Accumulated other comprehensive loss	(169)	(235)
Treasury stock – 15,402,776 and 16,110,120 shares at cost	(180)	(187)
Total Shareholders’ Equity	6,302	6,050
Total Liabilities and Shareholders’ Equity	$48,625	$46,158
(1) Amount represents loans for which we have elected the fair value option. See Note 25.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Year Ended December 31
	2024	2023	2022
Interest Income
Loans and leases, including fees	$1,985	$1,754	$1,117
Securities:
Taxable	196	150	117
Tax-exempt	28	28	27
Other	43	41	24
Total Interest Income	2,252	1,973	1,285
Interest Expense
Deposits	754	495	108
Short-term borrowings	99	78	25
Long-term borrowings	119	83	32
Total Interest Expense	972	656	165
Net Interest Income	1,280	1,317	1,120
Provision for credit losses	80	72	64
Net Interest Income After Provision for Credit Losses	1,200	1,245	1,056
Non-Interest Income
Service charges	91	82	86
Interchange and card transaction fees	52	52	51
Trust services	46	43	39
Insurance commissions and fees	22	23	24
Securities commissions and fees	31	28	24
Capital markets income	24	27	35
Mortgage banking operations	27	21	21
Dividends on non-marketable equity securities	25	21	12
Bank owned life insurance	17	12	12
Net securities gains (losses)	(34)	(67)	—
Other	15	12	19
Total Non-Interest Income	316	254	323
Non-Interest Expense
Salaries and employee benefits	504	462	426
Net occupancy	79	70	68
Equipment	98	91	76
Outside services	96	84	73
Marketing	21	17	16
FDIC insurance	41	61	20
Bank shares and franchise taxes	14	14	14
Other	108	116	133
Total Non-Interest Expense	961	915	826
Income Before Income Taxes	555	584	553
Income taxes	90	99	114
Net Income	465	485	439
Preferred stock dividends	6	8	8
Net Income Available to Common Shareholders	$459	$477	$431
Earnings per Common Share
Basic	$1.27	$1.32	$1.23
Diluted	$1.27	$1.31	$1.22
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)

	Year Ended December 31
	2024	2023	2022
Net income	$465	$485	$439
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $4, $16 and $(79)	14	57	(277)
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $(7), $(15) and $0	27	52	—
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(4), $(2) and $(9)	(14)	(8)	(30)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $9, $5 and $2	32	19	8
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(2), $(1) and $(1)	7	2	4
Other Comprehensive Income (Loss)	66	122	(295)
Comprehensive Income (Loss)	$531	$607	$144
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2022	$107	$3	$4,109	$1,110	$(62)	$(117)	$5,150
Comprehensive income (loss)				439	(295)		144
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(171)			(171)
Issuance of common stock		—	1			(7)	(6)
Issuance of common stock – acquisitions		1	569				570
Repurchase of common stock						(43)	(43)
Restricted stock compensation			17				17
Balance at December 31, 2022	107	4	4,696	1,370	(357)	(167)	5,653
Comprehensive income (loss)				485	122		607
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(174)			(174)
Issuance of common stock		—	(22)	(4)		16	(10)
Repurchase of common stock						(36)	(36)
Restricted stock compensation			18				18
Balance at December 31, 2023	107	4	4,692	1,669	(235)	(187)	6,050
Comprehensive income (loss)				465	66		531
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.48/share				(175)			(175)
Redemption of preferred stock	(107)			(4)			(111)
Issuance of common stock		—	(14)	—		10	(4)
Repurchase of common stock						(3)	(3)
Restricted stock compensation			17				17
Adoption of new accounting standard				(1)			(1)
Balance at December 31, 2024	$—	$4	$4,695	$1,952	$(169)	$(180)	$6,302
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31
	2024	2023	2022
Operating Activities
Net income	$465	$485	$439
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	67	78	73
Provision for credit losses	80	72	64
Deferred tax expense (benefit)	45	(6)	11
Net securities (gains) losses	34	67	—
Loans originated for sale	(1,455)	(1,114)	(1,042)
Loans sold	1,391	1,071	1,239
Net (gains) losses on sale of loans	(18)	(5)	(38)
Net change in:
Interest receivable	(4)	(34)	(42)
Interest payable	(5)	38	21
Bank owned life insurance, excluding purchases	—	(7)	(6)
Other, net	42	(222)	499
Net cash flows provided by (used in) operating activities	642	423	1,218
Investing Activities
Net change in loans and leases, excluding sales and transfers	(2,113)	(2,442)	(2,831)
Debt securities available for sale:
Purchases	(1,280)	(1,008)	(880)
Sales	231	581	459
Maturities/payments	860	517	735
Debt securities held to maturity:
Purchases	(419)	(190)	(1,200)
Maturities/payments	358	369	569
Increase in premises and equipment	(139)	(88)	(95)
Net cash received (paid) in business acquisitions	—	—	188
Net proceeds from sales of portfolio loans	799	—	—
Net cash flows provided by (used in) investing activities	(1,703)	(2,261)	(3,055)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	1,112	(2,662)	(108)
Time deposits	1,282	2,600	366
Short-term borrowings	(1,249)	1,134	(179)
Proceeds from issuance of long-term borrowings	1,379	1,230	381
Repayment of long-term borrowings	(341)	(352)	(231)
Redemption of preferred stock	(111)	—	—
Repurchases of common stock	(3)	(36)	(43)
Cash dividends paid:
Preferred stock	(2)	(8)	(8)
Common stock	(175)	(174)	(171)
Other, net	12	8	11
Net cash flows provided by (used in) financing activities	1,904	1,740	18
Net Increase (Decrease) in Cash and Cash Equivalents	843	(98)	(1,819)
Cash and cash equivalents at beginning of year	1,576	1,674	3,493
Cash and Cash Equivalents at End of Year	$2,419	$1,576	$1,674
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
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of December 31, 2024, we had 349 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and shareholders' equity. Events occurring subsequent to December 31, 2024 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets, and income taxes and DTAs.

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
We adopted RRR on October 1, 2020, and the guidance was followed until the Update terminated on December 31, 2024. The adoption did not have a material impact on our consolidated financial position or results of operations.
Accounting for Investments in Tax Credit Structures. Effective January 1, 2024, we adopted the provision of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits reporting entities to make an accounting policy election to account for tax equity investments using the proportional amortization method if certain conditions are met. The election is to be made on a tax-credit-program-by-tax-credit-program basis and should be applied consistently to all investments within an elected tax credit program. Upon the adoption of ASU 2023-02, we elected to apply the proportional amortization method of accounting to our qualifying historic and new market tax credit investments. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense on the consolidated statements of income and as a component of operating activities within other assets and other liabilities on the consolidated statements of cash flows. We historically applied proportional amortization to the majority of our LIHTC investments. LIHTCs that do not meet the requirements of the proportional amortization method are recognized using the equity method. See Note 11, "Variable Interest Entities" for additional information.
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
Debt Securities
Debt securities can be classified as trading, HTM or AFS securities. As of December 31, 2024 and 2023, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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

Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over 10 years using accelerated methods. Customer renewal lists are amortized over their estimated useful lives which range from eight to 13 years.
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
Per Share Amounts
Earnings per common share is computed using net income available to common shareholders, which is net income adjusted for preferred stock dividends.
Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, net of unvested shares of restricted stock.
Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options and restricted shares, as calculated using the treasury stock method. Adjustments to net income available to common shareholders and the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share. The assumed proceeds from applying the treasury stock method when computing diluted earnings per share excludes the amount of excess tax benefits that would have been recognized in accumulated paid-in capital.
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

Income Statement
ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses

This Update requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statement. Specifically, entities must disaggregate any relevant expense caption that includes one or more of the following natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A).
Additionally, this Update also requires entities to disclose selling expense on both annual and interim bases. This Update does not change the requirements for the presentation of expenses on the face of the income statement.

This Update is to be applied prospectively for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted.
We are currently evaluating the effect this Update will have on the related disclosure and our processes, systems, and controls related to disclosure.

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
We are adopting this ASU using a prospective method for the period beginning January 1, 2025. The adoption of this Update is not expected to have a material impact on our consolidated financial statements.

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
We adopted this Update on a retrospective basis for the annual period ending December 31, 2024 and for the interim period beginning January 1, 2025. The adoption of this ASU does not have a material impact on our consolidated financial statements.

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

NOTE 3.    SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at December 31, 2024 and December 31, 2023. Accrued interest receivable on AFS debt securities totaled $14.3 million and $9.6 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2024
U.S. Treasury	$274	$1	$(1)	$274
U.S. government agencies	53	—	—	53
U.S. government-sponsored enterprises	302	—	(2)	300
Residential MBS:
Agency MBS	714	—	(20)	694
Agency collateralized mortgage obligations	796	—	(98)	698
Agency commercial MBS	1,420	3	(35)	1,388
States of the U.S. and political subdivisions (municipals)	24	—	(2)	22
Other debt securities	37	—	—	37
Total debt securities AFS	$3,620	$4	$(158)	$3,466

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2023
U.S. Treasury	$422	$—	$(2)	$420
U.S. government agencies	78	1	—	79
U.S. government-sponsored enterprises	227	—	(4)	223
Residential MBS:
Agency MBS	814	—	(62)	752
Agency collateralized mortgage obligations	946	—	(114)	832
Agency commercial MBS	905	9	(30)	884
States of the U.S. and political subdivisions (municipals)	30	—	(3)	27
Other debt securities	38	—	(1)	37
Total debt securities AFS	$3,460	$10	$(216)	$3,254

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.25 million and $0.28 million at December 31, 2024 and 2023, respectively. Accrued interest receivable on HTM debt securities totaled $14.6 million and $14.7 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2024
U.S. Treasury	$1	$—	$—	$1
U.S. government-sponsored enterprises	29	—	—	29
Residential MBS:
Agency MBS	901	1	(96)	806
Agency collateralized mortgage obligations	714	—	(95)	619
Agency commercial MBS	1,326	2	(44)	1,284
States of the U.S. and political subdivisions (municipals)	992	—	(103)	889
Other debt securities	16	—	—	16
Total debt securities HTM	$3,979	$3	$(338)	$3,644

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2023
U.S. government agencies	$1	$—	$—	$1
U.S. government-sponsored enterprises	68	—	—	68
Residential MBS:
Agency MBS	1,057	2	(101)	958
Agency collateralized mortgage obligations	824	—	(104)	720
Agency commercial MBS	929	4	(43)	890
States of the U.S. and political subdivisions (municipals)	1,017	2	(77)	942
Other debt securities	15	—	(1)	14
Total debt securities HTM	$3,911	$8	$(326)	$3,593
During 2024, we sold $231.4 million of AFS securities resulting in a realized loss of $34.0 million as part of a proactive balance sheet management strategy. We reinvested the proceeds from the sale of these AFS securities with an average yield of 1.41% into securities yielding 4.78% with a similar duration and convexity profile. During 2023, we sold $648.7 million of AFS securities resulting in a realized loss of $67.4 million as part of a proactive balance sheet management strategy. We reinvested the proceeds of these AFS securities sold with an average yield of 1.08% into securities with yields approximately 350 basis points higher and a similar duration and convexity profile. There were no significant gross gains or gross losses realized on securities during the twelve months ended December 31, 2022. Unrealized losses on the AFS and HTM portfolios are due to the increase in market interest rates with 85.7% of these securities backed or sponsored by the U.S. government as of December 31, 2024.

As of December 31, 2024, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$162	$161	$34	$34
Due after one year but within five years	482	481	70	65
Due after five years but within ten years	21	20	223	207
Due after ten years	25	24	711	629
	690	686	1,038	935
Residential MBS:
Agency MBS	714	694	901	806
Agency collateralized mortgage obligations	796	698	714	619
Agency commercial MBS	1,420	1,388	1,326	1,284
Total debt securities	$3,620	$3,466	$3,979	$3,644
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to securities pledged:
TABLE 3.4

December 31	2024	2023
(dollars in millions)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,271	$6,190
As collateral for short-term borrowings	182	250
Securities pledged as a percent of total securities	86.7%	89.9%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2024
U.S. Treasury	3	$74	$(1)	2	$75	$—	5	$149	$(1)
U.S. government agencies	6	11	—	12	25	—	18	36	—
U.S. government-sponsored enterprises	2	75	—	7	126	(2)	9	201	(2)
Residential MBS:
Agency MBS	9	235	(1)	92	355	(19)	101	590	(20)
Agency collateralized mortgage obligations	—	—	—	66	698	(98)	66	698	(98)
Agency commercial MBS	23	709	(8)	20	359	(27)	43	1,068	(35)
States of the U.S. and political subdivisions (municipals)	—	—	—	10	22	(2)	10	22	(2)
Other debt securities	—	—	—	4	10	—	4	10	—
Total	43	$1,104	$(10)	213	$1,670	$(148)	256	$2,774	$(158)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2023
U.S. Treasury	—	$—	$—	2	$73	$(2)	2	$73	$(2)
U.S. government agencies	2	4	—	12	36	—	14	40	—
U.S. government-sponsored enterprises	1	25	—	7	123	(4)	8	148	(4)
Residential MBS:
Agency MBS	—	—	—	104	750	(62)	104	750	(62)
Agency collateralized mortgage obligations	—	—	—	71	832	(114)	71	832	(114)
Agency commercial MBS	1	32	—	20	377	(30)	21	409	(30)
States of the U.S. and political subdivisions (municipals)	—	—	—	13	27	(3)	13	27	(3)
Other debt securities	2	9	—	7	17	(1)	9	26	(1)
Total	6	$70	$—	236	$2,235	$(216)	242	$2,305	$(216)
We evaluated the AFS debt securities that were in an unrealized loss position at December 31, 2024. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio with a carrying amount of $1.0 billion as of December 31, 2024 is highly rated with an average rating of AA and 99% of the portfolio is rated A or better. All of the securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 59% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million.
The ACL on the HTM municipal bond portfolio is calculated on each bond using:
•The bond’s underlying credit rating, time to maturity and exposure amount;
•Credit enhancements that improve the bond’s credit rating (e.g., insurance); and
•Moody’s U.S. Municipal Bond Default and Recovery Rates, 1970-2023.
By using these components, we derive the expected credit loss on the HTM general obligation municipal bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our Commercial and Industrial Non-Manufacturing loan portfolio forecast adjustment as derived through our assessment of the loan portfolio as a proxy for our municipal bond portfolio.
Our corporate bond portfolio, with a carrying amount of $53.5 million as of December 31, 2024 consists of debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $3.4 million.
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
For the years ending December 31, 2024 and 2023, we had no significant provision expense and no charge-offs or recoveries for the securities portfolio. The ACL on the HTM portfolio was $0.25 million, consisting of $0.07 million relating to the municipal bond portfolio and $0.18 million relating to other debt securities, as of December 31, 2024, and $0.06 million relating to the municipal bond portfolio and $0.22 million relating to other debt securities as of December 31, 2023. The AFS securities portfolios did not have an ACL at December 31, 2024 or 2023. At December 31, 2024 and 2023, there were no securities that were past due or on non-accrual at either date.

NOTE 4.     OTHER SECURITIES
Following is a summary of non-marketable equity securities:
TABLE 4.1

December 31	2024	2023
(in millions)
Federal Home Loan Bank stock	$187	$218
Federal Reserve Bank stock	142	142
Other non-marketable equity securities	1	1
Total non-marketable equity securities	$330	$361
We are a member of the FHLB of Pittsburgh and the FRB of Cleveland. Both institutions require members to purchase and hold a specified minimum level of stock based upon their membership, level of borrowings, collateral balances or participation in other programs. The FHLB and FRB stock is restricted in that they can only be sold back to the respective institutions. These non-marketable equity securities are included in other assets on the Consolidated Balance Sheets. The investments are carried at cost and evaluated for impairment periodically based on the ultimate recoverability of the par value. We determined there was no impairment at December 31, 2024 and 2023.
NOTE 5.     LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $128.4 million at December 31, 2024 and $128.6 million at December 31, 2023, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

December 31	2024	2023
(in millions)
Commercial real estate	$12,705	$12,305
Commercial and industrial	7,550	7,482
Commercial leases	765	599
Other	144	110
Total commercial loans and leases	21,164	20,496
Direct installment	2,676	2,741
Residential mortgages	7,986	6,640
Indirect installment	739	1,149
Consumer lines of credit	1,374	1,297
Total consumer loans	12,775	11,827
Total loans and leases, net of unearned income	$33,939	$32,323

The remaining accretable discount included in the amortized cost of acquired loans was $31.6 million and $42.6 million at December 31, 2024 and 2023, respectively.
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
During 2024, we sold $0.8 billion in indirect auto loans. We recognized a $9.0 million loss during 2024 related to the sales. The related servicing asset was not significant at December 31, 2024. In the fourth quarter of 2023, we transferred $355 million of indirect automobile loans to the held-for-sale portfolio so those loans were not in the indirect installment portfolio balance in Table 5.1 at December 31, 2023.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

December 31	2024	2023
Commercial real estate:
Percent owner-occupied	29.0%	29.0%
Percent non-owner-occupied	71.0	71.0

We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection.
Following is a summary of the activity for these related-party loans during 2024:
TABLE 5.3

(in millions)
Balance at beginning of period	$12
New loans	1
Repayments	(8)
Other	1
Balance at end of period	$6
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 5.5

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,405	$1,661	$2,025	$1,984	$1,200	$3,235	$197	$11,707
Special Mention	1	10	177	52	107	181	37	565
Substandard	2	16	119	43	55	195	3	433
Total commercial real estate	1,408	1,687	2,321	2,079	1,362	3,611	237	12,705
Commercial real estate current period gross charge-offs	—	0.8	1.0	15.0	10.5	11.3	—	38.6
Commercial and Industrial:
Risk Rating:
Pass	1,241	1,079	1,074	647	461	669	1,861	7,032
Special Mention	6	20	57	74	12	63	41	273
Substandard	4	50	11	33	8	59	80	245
Total commercial and industrial	1,251	1,149	1,142	754	481	791	1,982	7,550
Commercial and industrial current period gross charge-offs	0.1	3.9	1.5	1.8	6.0	7.6	—	20.9
Commercial Leases:
Risk Rating:
Pass	331	184	106	60	26	39	—	746
Special Mention	—	1	—	—	—	1	—	2
Substandard	—	6	2	4	5	—	—	17
Total commercial leases	331	191	108	64	31	40	—	765
Commercial leases current period gross charge-offs	—	—	—	—	—	0.3	—	0.3
Other Commercial:
Risk Rating:
Pass	12	62	—	—	—	5	65	144
Total other commercial	12	62	—	—	—	5	65	144
Other commercial current period gross charge-offs	—	—	—	—	—	4.2	—	4.2
Total commercial loans and leases	3,002	3,089	3,571	2,897	1,874	4,447	2,284	21,164

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
(in millions)
CONSUMER
Direct Installment:
Current	346	277	621	683	341	396	—	2,664
Past due	—	1	3	1	1	6	—	12
Total direct installment	346	278	624	684	342	402	—	2,676
Direct installment current period gross charge-offs	—	0.2	0.3	0.2	—	1.1	—	1.8
Residential Mortgages:
Current	1,663	1,478	1,598	1,417	728	1,048	—	7,932
Past due	2	15	6	5	1	25	—	54
Total residential mortgages	1,665	1,493	1,604	1,422	729	1,073	—	7,986
Residential mortgages current period gross charge-offs	0.1	0.6	0.3	0.2	—	1.4	—	2.6
Indirect Installment:
Current	396	24	67	142	49	42	—	720
Past due	1	3	6	6	2	1	—	19
Total indirect installment	397	27	73	148	51	43	—	739
Indirect installment current period gross charge-offs	0.2	1.8	4.5	3.2	0.5	1.6	—	11.8
Consumer Lines of Credit:
Current	8	29	51	13	1	117	1,141	1,360
Past due	—	—	1	1	—	10	2	14
Total consumer lines of credit	8	29	52	14	1	127	1,143	1,374
Consumer lines of credit current period gross charge-offs	—	0.1	0.1	0.1	—	1.3	—	1.6
Total consumer loans	2,416	1,827	2,353	2,268	1,123	1,645	1,143	12,775
Total loans and leases	$5,418	$4,916	$5,924	$5,165	$2,997	$6,092	$3,427	$33,939
Total charge-offs	$0.4	$7.4	$7.7	$20.5	$17.0	$28.8	$—	$81.8

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 5.6

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2024
Commercial real estate	$26	$—	$88	$114	$12,591	$12,705	$24
Commercial and industrial	10	—	52	62	7,488	7,550	19
Commercial leases	1	—	2	3	762	765	—
Other	1	—	2	3	141	144	—
Total commercial loans and leases	38	—	144	182	20,982	21,164	43
Direct installment	8	2	2	12	2,664	2,676	—
Residential mortgages	38	9	7	54	7,932	7,986	—
Indirect installment	16	1	2	19	720	739	—
Consumer lines of credit	8	2	4	14	1,360	1,374	—
Total consumer loans	70	14	15	99	12,676	12,775	—
Total loans and leases	$108	$14	$159	$281	$33,658	$33,939	$43

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2023
Commercial real estate	$21	$—	$42	$63	$12,242	$12,305	$18
Commercial and industrial	9	—	39	48	7,434	7,482	7
Commercial leases	2	—	3	5	594	599	—
Other	1	1	—	2	108	110	—
Total commercial loans and leases	33	1	84	118	20,378	20,496	25
Direct installment	7	1	5	13	2,728	2,741	—
Residential mortgages	38	7	10	55	6,585	6,640	—
Indirect installment	19	1	2	22	1,127	1,149	—
Consumer lines of credit	10	2	6	18	1,279	1,297	—
Total consumer loans	74	11	23	108	11,719	11,827	—
Total loans and leases	$107	$12	$107	$226	$32,097	$32,323	$25

Following is a summary of non-performing assets:
TABLE 5.7

December 31	2024	2023
(dollars in millions)
Non-accrual loans	$159	$107
Total non-performing loans and leases	159	107
Other real estate owned	3	3
Total non-performing assets	$162	$110
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.47%	0.33%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.52	0.38
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.2 million at both December 31, 2024 and December 31, 2023. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at December 31, 2024 and 2023 totaled $10.6 million and $9.4 million, respectively.
Approximately $155.0 million of commercial loans are collateral dependent at December 31, 2024. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.
Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.2 million and $0.4 million at December 31, 2024 and December 31, 2023, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 5.8

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Twelve Months Ended December 31, 2024
Term Extension
Commercial real estate	$0.3	—%	The modified loans had an average increase in term of 7 months, extending the maturity date.
Commercial and industrial	0.1	—	Modifications were made with no material financial effect.
Direct installment	1.5	0.06	The modified loans had an average increase in term of 65 months, extending the maturity date.
Residential mortgages	7.3	0.09	The modified loans had an average increase in term of 70 months, extending the maturity date.
Consumer lines of credit	1.3	0.09	The modified loans had an average increase in term of 221 months, extending the maturity date.
Total	10.5
Rate Reduction
Residential mortgages	0.1	—	Modifications were made with no material financial effect.
Total	0.1
Term Extension and Rate Reduction
Commercial real estate	17.6	0.14	The terms were extended, with a weighted average yield reduction of 190 basis points.
Commercial and industrial	15.5	0.21	The modified loans had an average increase in term of 6 months, at a reduced rate.
Residential mortgages	1.3	0.02	Modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.01	Modifications were made with no material financial effect.
Total	34.6
Balloon Payment
Commercial real estate	0.7	0.01	Modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.03	Modifications were made with no material financial effect.
Total	0.9
Other
Commercial real estate	2.0	0.02	3 to 12 month payment deferrals with no income being earned on these loans.
Commercial and industrial	5.2	0.07	Temporarily lowered monthly payments, 3 to 9 month payment deferral or temporary interest only payments while borrowers were in work-out.
Total	7.2
Total Outstanding Modified	$53.3

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Twelve Months Ended December 31, 2023
Term Extension
Commercial real estate	$21.5	0.17%	The modified loans had an average increase in term of 15 months, extending the maturity date.
Commercial and industrial	20.6	0.28	The modified loans had an average increase in term of 34 months, extending the maturity date.
Direct installment	1.7	0.06	The modified loans had an average increase in term of 90 months, extending the maturity date.
Residential mortgages	3.8	0.06	The modified loans had an average increase in term of 91 months, extending the maturity date.
Consumer lines of credit	0.5	0.04	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	48.1
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	The term was extended, with a weighted average yield reduction of 462 basis points.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 319 months, extending the maturity date.
Residential mortgages	0.8	0.01	The term was extended, with a weighted average yield reduction of 267 basis points.
Consumer lines of credit	0.7	0.05	The term was extended, with a weighted average yield reduction of 266 basis points.
Total	2.0
Other
Commercial real estate	8.3	0.07	The modified loans had an average increase in term of 6 months, extending the maturity date.
Direct installment	0.1	—	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.6	0.05	Primarily changed to a payment schedule with a fixed rate reduction of 508 basis points.
Total	9.1
Total Outstanding Modified	$59.2
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during 2024, compared to $0.1 million during 2023.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There were $8.1 million and $5.3 million in specific reserves for commercial loans modified at December 31, 2024 and 2023, respectively, and pooled reserves for individual loans of $1.8 million and $2.0 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.4 million and $3.8 million as of December 31, 2024 and 2023, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 5.9

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
December 31, 2024
Commercial real estate	$0.3	$—	$0.7	$5.9	$6.9
Commercial and industrial	18.4	15.5	—	5.5	39.4
Total commercial loans and leases	18.7	15.5	0.7	11.4	46.3
Direct installment	0.7	—	—	—	0.7
Residential mortgages	4.7	0.4	—	—	5.1
Total consumer loans	5.4	0.4	—	—	5.8
Total	$24.1	$15.9	$0.7	$11.4	$52.1

(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
December 31, 2023
Commercial real estate	$0.4	$—	$5.2	$5.6
Commercial and industrial	21.5	0.3	—	21.8
Total commercial loans and leases	21.9	0.3	5.2	27.4
Direct installment	0.1	—	—	0.1
Residential mortgages	0.3	0.3	—	0.6
Consumer lines of credit	0.1	—	—	0.1
Total consumer loans	0.5	0.3	—	0.8
Total	$22.4	$0.6	$5.2	$28.2

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 5.10

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
December 31, 2024
Commercial real estate	$20.5	$—	$—
Commercial and industrial	20.8	—	—
Total commercial loans and leases	41.3	—	—
Direct installment	1.2	0.3	—
Residential mortgages	5.5	1.8	1.5
Consumer lines of credit	1.4	0.3	—
Total consumer loans	8.1	2.4	1.5
Total	$49.4	$2.4	$1.5

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
December 31, 2023
Commercial real estate	$20.7	$9.1	$—
Commercial and industrial	20.8	—	—
Total commercial loans and leases	41.5	9.1	—
Direct installment	1.9	0.3	—
Residential mortgages	2.8	1.7	0.1
Consumer lines of credit	1.6	0.2	—
Total consumer loans	6.3	2.2	0.1
Total	$47.8	$11.3	$0.1
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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2024
Commercial real estate	$166.6	$(38.6)	$2.5	$(36.1)	$36.4	$166.9
Commercial and industrial	87.8	(20.9)	9.3	(11.6)	9.4	85.6
Commercial leases	21.2	(0.3)	0.1	(0.2)	1.9	22.9
Other	3.7	(4.2)	1.4	(2.8)	3.4	4.3
Total commercial loans and leases	279.3	(64.0)	13.3	(50.7)	51.1	279.7
Direct installment	33.8	(1.8)	1.1	(0.7)	(4.0)	29.1
Residential mortgages	70.5	(2.6)	1.2	(1.4)	26.8	95.9
Indirect installment	12.8	(11.8)	2.6	(9.2)	5.9	9.5
Consumer lines of credit	9.2	(1.6)	0.9	(0.7)	0.1	8.6
Total consumer loans	126.3	(17.8)	5.8	(12.0)	28.8	143.1
Total allowance for credit losses on loans and leases	405.6	(81.8)	19.1	(62.7)	79.9	422.8
Allowance for unfunded loan commitments	21.5	—	—	—	(0.1)	21.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$427.1	$(81.8)	$19.1	$(62.7)	$79.8	$444.2

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2023
Commercial real estate	$162.1	$(12.4)	$4.4	$(8.0)	$12.5	$166.6
Commercial and industrial	102.1	(51.2)	3.8	(47.4)	33.1	87.8
Commercial leases	13.5	—	—	—	7.7	21.2
Other	4.0	(4.5)	1.0	(3.5)	3.2	3.7
Total commercial loans and leases	281.7	(68.1)	9.2	(58.9)	56.5	279.3
Direct installment	35.9	(0.6)	0.6	—	(2.1)	33.8
Residential mortgages	55.5	(0.7)	0.5	(0.2)	15.2	70.5
Indirect installment	17.3	(10.7)	2.3	(8.4)	3.9	12.8
Consumer lines of credit	11.3	(1.0)	0.8	(0.2)	(1.9)	9.2
Total consumer loans	120.0	(13.0)	4.2	(8.8)	15.1	126.3
Total allowance for credit losses on loans and leases	401.7	(81.1)	13.4	(67.7)	71.6	405.6
Allowance for unfunded loan commitments	21.4	—	—	—	0.1	21.5
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(81.1)	$13.4	$(67.7)	$71.7	$427.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Allowance for PCD Loans and Leases at Acquisition	Balance at End of Period
Year Ended December 31, 2022
Commercial real estate	$156.5	$(12.5)	$4.1	$(8.4)	$8.0	$6.0	$162.1
Commercial and industrial	87.4	(7.4)	5.9	(1.5)	12.7	3.5	102.1
Commercial leases	14.7	(0.1)	—	(0.1)	(1.1)	—	13.5
Other	2.6	(3.4)	1.0	(2.4)	3.8	—	4.0
Total commercial loans and leases	261.2	(23.4)	11.0	(12.4)	23.4	9.5	281.7
Direct installment	26.4	(0.6)	0.7	0.1	8.9	0.5	35.9
Residential mortgages	33.1	(0.6)	0.5	(0.1)	21.2	1.3	55.5
Indirect installment	13.5	(6.1)	2.2	(3.9)	7.7	—	17.3
Consumer lines of credit	10.1	(1.0)	1.1	0.1	0.6	0.5	11.3
Total consumer loans	83.1	(8.3)	4.5	(3.8)	38.4	2.3	120.0
Total allowance for credit losses on loans and leases	344.3	(31.7)	15.5	(16.2)	61.8	11.8	401.7
Allowance for unfunded loan commitments	19.1	—	—	—	2.3	—	21.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$363.4	$(31.7)	$15.5	$(16.2)	$64.1	$11.8	$423.1
Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

Year Ended December 31	2024	2023	2022
(in millions)
Balance at beginning of period	$21.5	$21.4	$19.1
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.1	0.3	2.3
Consumer portfolio	(0.2)	(0.2)	—
Balance at end of period	$21.4	$21.5	$21.4
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
At December 31, 2024 and 2023, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at December 31, 2024, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2023 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases

0.1% over our R&S forecast period, (iii) S&P Volatility, which decreases 4.0% in 2024 and 2.9% in 2025 and (iv) bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
The ACL on loans and leases of $422.8 million at December 31, 2024 increased $17.2 million, or 4.3%, from December 31, 2023. Our ending ACL coverage ratio was 1.25% at both December 31, 2024 and December 31, 2023. Total provision for credit losses for the year ended December 31, 2024 was $79.8 million, compared to $71.8 million in 2023. Net charge-offs were $62.7 million during 2024, compared to $67.7 million during 2023, which included an isolated $31.9 million commercial loan charge-off due to indications of alleged fraud and subsequent bankruptcy filings by our borrower and its primary supplier.

NOTE 7. LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

December 31	2024	2023
(in millions)
Mortgage loans sold with servicing retained	$6,429	$5,729
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

Year Ended December 31	2024	2023	2022
(in millions)
Mortgage loans sold with servicing retained	$1,280	$980	$1,056
Pre-tax net gains (losses) resulting from above loan sales (1)	21	3	(12)
Mortgage servicing fees (1)	15	14	13
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 7.3

Year Ended December 31	2024	2023	2022
(in millions)
Balance at beginning of period	$59.5	$52.8	$44.4
Additions	16.6	11.3	13.0
Payoffs and curtailments	(3.4)	(2.2)	(4.4)
Impairment (charge) / recovery	0.1	(0.2)	2.5
Amortization / other	(2.3)	(2.2)	(2.7)
Balance at end of period	$70.5	$59.5	$52.8
Fair value, beginning of period	$71.8	$68.6	$46.0
Fair value, end of period	86.3	71.8	68.6
We had a $0.1 million valuation allowance for MSRs as of December 31, 2024 and $0.2 million as of December 31, 2023.
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

December 31	2024	2023
(dollars in millions)
Weighted average life (months)	96	92
Constant prepayment rate (annualized)	7.6%	7.9%
Discount rate	10.3%	10.2%
Effect on fair value due to change in interest rates:
+2.00%	$6	$7
+1.00%	5	5
+0.50%	3	3
+0.25%	2	2
-0.25%	(2)	(2)
-0.50%	(5)	(4)
-1.00%	(11)	(8)
-2.00%	(20)	(21)
-3.00%	(34)	(42)
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

NOTE 8.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:
TABLE 8.1

December 31	2024	2023
(in millions)
Land	$66	$65
Premises	343	279
Equipment	510	468
Finance leases	44	34
	963	846
Accumulated depreciation	(427)	(385)
Total premises and equipment, net	$536	$461
Depreciation expense for premises and equipment is presented in the following table:
TABLE 8.2

December 31	2024	2023	2022
(in millions)
Depreciation expense for premises and equipment	$64	$59	$49
NOTE 9.      GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:
TABLE 9.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Total
Balance at January 1, 2023	$2,446	$8	$23	$2,477
Goodwill additions	—	—	—	—
Balance at December 31, 2023	2,446	8	23	2,477
Goodwill additions	—	—	1	1
Balance at December 31, 2024	$2,446	$8	$24	$2,478
There were no material changes to goodwill during 2024 and 2023.

The following table shows a summary of core deposit intangibles and customer renewal lists:
TABLE 9.2

(in millions)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2024
Gross carrying amount	$258	$18	$276
Accumulated amortization	(209)	(16)	(225)
Net carrying amount	$49	$2	$51
December 31, 2023
Gross carrying amount	$258	$18	$276
Accumulated amortization	(192)	(15)	(207)
Net carrying amount	$66	$3	$69
Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from eight to 13 years.
The following table summarizes amortization expense recognized:
TABLE 9.3

December 31	2024	2023	2022
(in millions)
Amortization expense	$18	$20	$14
Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2024:
TABLE 9.4

(in millions)
2025	$16
2026	12
2027	8
2028	6
2029	4
Total	$46
Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2024 and 2023 and determined that our goodwill and other intangible assets are not impaired.
NOTE 10.    LEASES
We have operating leases primarily for certain branches, office space, land, and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of December 31, 2024, we had operating lease right-of-use assets and operating lease liabilities of $195.6 million and $236.6 million, respectively, including $71.3 million operating right-of-use assets and $102.0 million operating lease liabilities with a related party. As of December 31, 2024, we had finance lease right-of-use assets and finance lease liabilities of $39.0 million and $41.1 million, respectively.

Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2024, we have certain operating lease agreements, primarily for administrative office space, that are expected to commence in 2025 with lease terms of up to 15 years. At commencement, it is expected that these leases will add approximately $17.2 million in right-of-use assets and $17.7 million in other liabilities. In late 2024, the majority of FNB's Pittsburgh-based employees moved into the new headquarters building, consolidating several offices, subsidiaries and support departments under one roof to create opportunities for continued efficiency, collaboration and productivity improvements. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 10.1

	Twelve Months Ended December 31,
(dollars in millions)	2024	2023	2022
Operating lease cost	$41	$34	$30
Short-term lease cost	1	—	1
Variable lease cost	5	5	4
Finance lease cost	3	3	1
Total lease cost	$50	$42	$36
Other information related to leases is as follows:
TABLE 10.2

	Twelve Months Ended December 31,
(dollars in millions)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$34	$29
Operating cash flows from finance leases	$1	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$27	$62
Finance leases	$10	$7
Weighted average remaining lease term (years):
Operating leases	11	11
Finance leases	18	20
Weighted average discount rate:
Operating leases	3.9%	3.6%
Finance leases	3.5%	3.2%

Future cash flows of lease liabilities are as follows:
TABLE 10.3

(in millions)	Operating Leases	Finance Leases	Total Leases
December 31, 2024
0 - 12 months	$34	$2	$36
13 - 24 months	31	3	34
25 - 36 months	28	3	31
37 - 48 months	25	3	28
49 - 60 months	23	3	26
Later years	157	42	199
Total lease payments	298	56	354
Less: imputed interest	(61)	(15)	(76)
Present value of lease liabilities	$237	$41	$278
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
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary. Additionally, we have an operating lease with a related party with a maximum exposure to loss of $71.3 million. For further information about this unconsolidated VIE, please see Note 10, “Leases.”
TABLE 11.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2024
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	164	68	164
Other investments	34	—	34
Total	$201	$141	$198
December 31, 2023
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	143	62	143
Other investments	40	6	40
Total	$186	$141	$183
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
Affordable Housing, Historic and New Market Tax Credit Partnerships
We make equity investments as a limited partner in various partnerships of affordable housing (LIHTC), historic tax credit (HTC) and new market tax credit (NMTC) programs pursuant to Sections 42, 47 and 45d of the Internal Revenue Code, respectively. The purpose of many of these investments is to support initiatives associated with the CRA while earning a satisfactory return. The activities of the LIHTC partnerships include the development and operation of multi-family housing that is leased to qualifying residential tenants. HTC partnerships allow us to make investments in projects that involve the rehabilitation of historic structures, often combining our investments with bank financing. NMTC partnerships are designed to channel investments into distressed communities, fostering community development and stimulating economic growth. These tax credit partnerships are generally located in communities where we have a banking presence and meet the definition of a VIE; however, we are not the primary beneficiary of the entities, as the general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses beyond our own equity investment.
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
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 11.2

December 31	2024	2023
(in millions)
Tax credit investments included in other assets	$96	$81
Unfunded tax credit investments	68	62
In the first quarter of 2024, we adopted ASU 2023-02, resulting in the amortization of HTC and NMTC investments being recognized in the provision for income taxes as of the adoption of this standard. These activities were previously recognized in non-interest expense.

The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 11.3

	Year Ended December 31
(in millions)	2024	2023	2022
Provision for income taxes:
Amortization of tax credit investments under proportional method	$21	$15	$14
Tax credits from tax credit investments	(21)	(16)	(15)
Other tax benefits related to tax credit investments	(3)	(2)	(2)
Total impact on provision for income taxes	$(3)	$(3)	$(3)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.
NOTE 12.      DEPOSITS
Following is a summary of deposits:
TABLE 12.1

December 31	2024	2023
(in millions)
Non-interest-bearing demand	$9,761	$10,222
Interest-bearing demand	16,668	14,809
Savings	3,178	3,465
Certificates and other time deposits:
Less than $100,000	3,434	2,992
$100,000 through $250,000	2,054	1,637
Greater than $250,000	2,012	1,586
Total certificates and other time deposits	7,500	6,215
Total deposits	$37,107	$34,711
Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2024:
TABLE 12.2

(in millions)
2025	$6,902
2026	445
2027	74
2028	45
2029	33
Later years	1
Total	$7,500

NOTE 13.      SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:
TABLE 13.1

December 31	2024	2023
(in millions)
Securities sold under repurchase agreements	$165	$233
Federal Home Loan Bank advances	585	1,900
Federal funds purchased	370	260
Subordinated notes	136	113
Total short-term borrowings	$1,256	$2,506
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $335.0 million, or 57.3%, had overnight maturities as of December 31, 2024, compared to $450.0 million, or 23.7%, as of December 31, 2023. At December 31, 2024, none of the short-term FHLB advances were swapped to fixed rates, compared to $400.0 million, or 21.1%, as of December 31, 2023. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
The following represents weighted average interest rates on short-term borrowings:
TABLE 13.2

December 31	2024	2023	2022
Year-to-date average	4.80%	3.75%	1.72%
Period-end	4.11	5.17	1.96
NOTE 14.      LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:
TABLE 14.1

December 31	2024	2023
(in millions)
Federal Home Loan Bank advances	$1,750	$1,200
Senior notes	847	349
Subordinated notes	74	82
Junior subordinated debt	73	73
Other subordinated debt	268	267
Total long-term borrowings	$3,012	$1,971

Scheduled annual maturities for the long-term borrowings for the years following December 31, 2024 are as follows:
TABLE 14.2

(in millions)
2025	$1,515
2026	311
2027	309
2028	127
2029	126
Later years	624
Total	$3,012
Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $11.5 billion, of which $2.3 billion was utilized and included in short-term and long-term borrowings and $450.0 million was utilized for a letter of credit for pledging of public funds as of December 31, 2024. These advances are secured by $16.2 billion of loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2025 while the long-term borrowings are scheduled to mature periodically through 2028. Effective interest rates paid on the long-term fixed-rate FHLB advances held during 2024 ranged from 3.69% to 4.88% and 4.23% and 4.88% for the year ended December 31, 2023. The effective interest rate paid on variable rate long-term FHLB advances was Overnight SOFR plus an average spread of 34 basis points for the three months ended December 31, 2024. There were no variable rate advances for the year ended December 31, 2023.
Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2034. At December 31, 2024, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rates on the subordinated notes are presented in the following table:
TABLE 14.3

December 31	2024	2023	2022
Subordinated notes weighted average interest rate	4.50%	4.10%	3.36%
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

The following table provides information relating to the Trusts as of December 31, 2024:
TABLE 14.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	6.27%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	5.94%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	6.05%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	6.10%	SOFR + 148 bps
Total	$77	$3	$73
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Senior and other subordinated debt
The following table provides information relating to our senior notes and other subordinated debt as of December 31, 2024. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 14.5

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (6)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$350	8/25/2025	5.150%
5.722% Fixed-To-Floating Rate Senior Notes due December 11, 2030 (1)	500	497	497	12/11/2030	5.722%
Total senior notes	850	844	847
Other Subordinated Debt:
7.178% Fixed-To-Floating Rate Subordinated Notes due 2029 (2)	120	118	119	2/14/2029	7.178%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
7.726% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (3) (5)	25	26	24	12/6/2028	7.726%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (4) (5)	25	24	25	5/29/2030	5.000%
Total other subordinated debt	270	266	268
Total	$1,120	$1,110	$1,115
(1) Fixed rate until December 11, 2029, at which time it converts to a floating rate determined by the Compounded SOFR plus 193 basis points.
(2) Floating rate effective February 14, 2024, determined by the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points) plus 240 basis points.
(3) Floating rate effective December 6, 2023, determined by the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points) plus 302 basis points.
(4) Fixed rate until May 29, 2025, at which time it converts to a floating rate determined by three-month SOFR plus 464 basis points.
(5) Assumed from an acquisition and adjusted to fair value at the time of acquisition.
(6) After deducting underwriting discounts and commissions and offering costs. For the debt assumed from acquisitions, this is the fair value of the debt at the time of the acquisition.
Other Credit Availability
Our banking affiliate has additional unused other wholesale credit availability of $7.3 billion as of December 31, 2024.

Borrowing Activity
During the fourth quarter of 2024, we completed a debt offering in which we issued $500 million aggregate principal amount of 5.722% fixed-rate / floating rate senior notes due in 2030. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $496.7 million. These proceeds are expected to be used for general corporate purposes, which may include investments at the holding company level, capital to support the growth of FNBPA and refinancing of outstanding indebtedness.
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
All derivatives are carried on the Consolidated Balance Sheets at fair value and do not take into account the effects of master netting arrangements we have with other financial institutions. Credit risk is included in the determination of the estimated fair value of derivatives. Derivative assets are reported in the Consolidated Balance Sheets in other assets while derivative liabilities are reported in other liabilities. Cash flow activity relating to derivative assets and derivative liabilities is reported in the other, net line in operating activities on the Consolidated Statements of Cash Flows. Changes in fair value are recognized in earnings except for certain changes related to derivative instruments designated as part of a cash flow hedging relationship, which are recognized in other comprehensive income.
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 15.1

December 31	2024			2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in millions)		Assets	Liabilities		Assets	Liabilities
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$2,400	$—	$6	$1,800	$1	$—
Interest rate swaps – not designated	5,901	96	16	5,660	74	35
Total subject to master netting arrangements	8,301	96	22	7,460	75	35
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,901	16	287	5,660	35	289
Interest rate lock commitments – not designated	417	1	4	239	5	—
Forward delivery commitments – not designated	486	4	—	294	1	4
Credit risk contracts – not designated	819	—	—	629	—	—
Total not subject to master netting arrangements	7,623	21	291	6,822	41	293
Total	$15,924	$117	$313	$14,282	$116	$328

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
We adopted RRR on October 1, 2020, and the guidance was followed until the Update terminated on December 31, 2024. As of October 16, 2020, we changed our valuation methodology to reflect changes made by central clearinghouses that changed the discounting methodology and interest calculation of cash migration from overnight index swap (OIS) to SOFR for U.S. dollar cleared interest rate swaps to better reflect prices obtainable in the markets in which we transact. Certain of these valuation methodology changes were applied to eligible hedging relationships. Accordingly, we have updated our hedge documentation to reflect the election of certain expedients and exceptions related to our cash flow hedging programs. The change in valuation methodology was applied prospectively as a change in accounting estimate and did not have a material impact on our consolidated financial position or results of operations.
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
The following table shows amounts reclassified from AOCI:
TABLE 15.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(in millions)	2024	2023	2022		2024	2023	2022
Derivatives in cash flow hedging relationships:
Interest rate contracts	$(18)	$(10)	$(39)	Interest income (expense)	$(40)	$(24)	$(11)

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 15.3

	Year Ended December 31,
	2024		2023		2022
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,985	$99	$1,754	$78	$1,117	$25
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(47)	7	(46)	22	(8)	(3)
As of December 31, 2024, the maximum length of time over which forecasted interest cash flows are hedged is 5.0 years. In the twelve months that follow December 31, 2024, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $16.6 million ($12.9 million net of tax), in association with interest on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2024.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the years ended December 31, 2024 and 2023, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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

Forward Delivery Commitments. Forward delivery commitments on MBS are used to manage the interest rate and price risk of our IRLCs and mortgage loan held for sale inventory by fixing the forward sale price that will be realized upon sale of the mortgage loans into the secondary market. Historical commitment-to-closing ratios are considered to estimate the quantity of mortgage loans that will fund within the terms of the IRLCs. The forward delivery contracts are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as mortgage banking operations non-interest income.
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
Risk participation agreements sold with notional amounts totaling $603 million as of December 31, 2024 have remaining terms ranging from two months to 17 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0 and $0.1 million at December 31, 2024 and 2023, respectively. The fair values of risk participation agreements purchased and sold were $0.1 million and $0, respectively, at December 31, 2024 and $0.2 million and $0.1 million, respectively, at December 31, 2023.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 15.4

		Year Ended December 31,
(in millions)	Consolidated Statements of Income Location	2024	2023	2022
Interest rate swaps	Non-interest income - other	$1	$(1)	$—
Interest rate lock commitments	Mortgage banking operations	—	—	—
Forward delivery contracts	Mortgage banking operations	7	(3)	(1)
Credit risk contracts	Non-interest income - other	—	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay $0.2 million as of December 31, 2024 and nothing as of December 31, 2023, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.
TABLE 15.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amount Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2024
Derivative Assets
Subject to master netting arrangement	$96	$—	$96	$16	$80	$—
Not subject to master netting arrangement	16	—	16
Total	$112	$—	$112

Derivative Liabilities
Subject to master netting arrangement	$22	$—	$22	$16	$6	$—
Not subject to master netting arrangement	287	—	287
Total	$309	$—	$309

December 31, 2023
Derivative Assets
Subject to master netting arrangement	$75	$—	$75	$34	$41	$—
Not subject to master netting arrangement	35	—	35
Total	$110	$—	$110

Derivative Liabilities
Subject to master netting arrangement	$35	$—	$35	$34	$1	$—
Not subject to master netting arrangement	289	—	289
Total	$324	$—	$324
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

Following is a summary of off-balance sheet credit risk information:
TABLE 16.1

December 31	2024	2023
(in millions)
Commitments to extend credit	$14,283	$13,656
Standby letters of credit	271	257
At December 31, 2024, funding of 80.1% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $21.4 million at December 31, 2024 and $21.5 million at December 31, 2023. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputes, related to the assessment of mortgage lending activities during a four-year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. The settlement includes FNBPA's commitment to provide $11.75 million in subsidies on mortgages and home equity loans originated in the Charlotte and Winston-Salem, North Carolina markets beginning in 2024 continuing until the full amount has been deployed. This subsidy amount is part of our existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. The settlement was not initiated through a referral by a federal bank regulatory agency or consumer complaint, and included no civil money penalties levied against FNBPA.
NOTE 17.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock unit awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a one to three-year vesting period. The grant-date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,280,942 and 1,438,195 restricted stock units during 2024 and 2023, respectively, including 336,588 and 293,296 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock, including 8,000,000 shares registered during the second quarter of 2024. As of December 31, 2024, we had 9,070,832 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 17.1

	2024		2023		2022
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of year	3,502,598	$12.89	4,821,182	$10.30	4,680,786	$9.71
Granted	1,280,942	14.05	1,438,195	12.71	1,266,821	13.07
Acquired	—	—	—	—	60,300	9.41
Net adjustment	379,357	—	191,021	—	575,264	9.58
Vested	(1,531,209)	12.75	(2,311,364)	7.03	(1,702,099)	10.57
Forfeited/expired/canceled	(60,377)	12.54	(636,436)	8.14	(243,062)	10.88
Dividend reinvestment	—	—	—	—	183,172	12.12
Unvested units outstanding at end of year	3,571,311	13.38	3,502,598	12.89	4,821,182	10.30

The following table provides certain information related to restricted stock units:
TABLE 17.2

Year Ended December 31	2024	2023	2022
(in millions)
Stock-based compensation expense	$17	$18	$22
Tax benefit related to stock-based compensation expense	4	4	5
Fair value of units vested	20	18	21
As of December 31, 2024, there was $10.0 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of December 31, 2024 are as follows:
TABLE 17.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,602,401	968,910	3,571,311
Unrecognized compensation expense	$10	$—	$10
Intrinsic value	$38	$14	$52
Weighted average remaining life (in years)	1.72	1.80	1.74
Stock Options
All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of our acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent FNB stock options. We issue shares of treasury stock or authorized but unissued shares to satisfy stock options exercised.
The following table summarizes the activity relating to stock options during the periods indicated:
TABLE 17.4

	2024	Weighted Average Exercise Price per Share	2023	Weighted Average Exercise Price per Share	2022	Weighted Average Exercise Price per Share
Options outstanding at beginning of year	103,690	$9.97	138,381	$9.32	167,327	$8.83
Assumed from acquisitions	—	—	—	—	29,396	8.08
Exercised	(78,896)	9.75	(32,292)	7.34	(55,713)	7.23
Forfeited/expired	(593)	8.24	(2,399)	8.08	(2,629)	8.22
Options outstanding and exercisable at end of year	24,201	10.72	103,690	9.97	138,381	9.32
The stock options outstanding and exercisable at December 31, 2024 have exercise prices ranging from $10.72 to $11.37 and expire on various dates through March 2025.

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
The following table provides information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the Consolidated Balance Sheets for the qualified and non-qualified plans described above (collectively, the Plans):
TABLE 18.1

December 31	2024			2023
	Qualified	Non-Qualified	Total	Qualified	Non-Qualified	Total
(in millions)
Accumulated benefit obligation	$108	$14	$122	$116	$15	$131
Projected benefit obligation at beginning of year	$116	$15	$131	$114	$16	$130
Interest cost	5	1	6	6	1	7
Actuarial loss (gain)	(4)	—	(4)	5	—	5
Benefits paid	(9)	(2)	(11)	(9)	(2)	(11)
Projected benefit obligation at end of year	$108	$14	$122	$116	$15	$131
Fair value of plan assets at beginning of year	$178	$—	$178	$170	$—	$170
Actual return on plan assets	15	—	15	17	—	17
Corporation contribution	—	2	2	—	2	2
Benefits paid	(9)	(2)	(11)	(9)	(2)	(11)
Fair value of plan assets at end of year	$184	$—	$184	$178	$—	$178
Funded status of plans	$76	$(14)	$62	$62	$(15)	$47
The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis, reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:
TABLE 18.2

Assumptions at December 31	2024	2023
Weighted average discount rate	5.48%	4.99%
Rates of average increase in compensation levels	n/a	3.30
The discount rate assumption at December 31, 2024 and 2023 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields.

The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. The rates of increase in compensation levels only pertains to the non-qualified plan for 2023. At the end of 2024, there were no participants accruing benefits under this plan, therefore the compensation level assumption was no longer used.
The net periodic pension cost and OCI for the Plans included the following components:
TABLE 18.3

Year Ended December 31	2024	2023	2022
(in millions)
Interest cost	$6	$7	$5
Expected return on plan assets	(12)	(11)	(14)
Actuarial loss amortization	2	2	2
Total pension cost (income)	(4)	(2)	(7)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year actuarial (gain) loss	(8)	(1)	(2)
Amortization of actuarial loss	(2)	(2)	(2)
Total amount recognized in other comprehensive loss (income)	(10)	(3)	(4)
Total amount recognized in net periodic benefit cost (benefit) and other comprehensive loss (income)	$(14)	$(5)	$(11)
The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:
TABLE 18.4

Assumptions for the Year Ended December 31	2024	2023	2022
Weighted average discount rate	4.99%	5.34%	2.72%
Expected long-term rate of return on assets	6.75	6.75	6.75
Rates of increase in compensation levels	n/a	3.30	3.30
The rates of increase in compensation levels only pertains to the non-qualified plan for 2023 and 2022. At the end of 2024, there were no participants accruing benefits under this plan, therefore the compensation level assumption was no longer used. The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.
The change in plan assets reflects benefits paid from the qualified pension plans of $9.5 million and $9.3 million for 2024 and 2023, respectively. We did not make a contribution to the RIP in 2024, 2023 and 2022. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $1.6 million for both 2024 and 2023.

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2024:
TABLE 18.5

(in millions)
Expected employer contributions:	2025	$—
Expected benefit payments:	2025	12
	2026	11
	2027	11
	2028	11
	2029	11
	2030 – 2034	49
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
TABLE 18.6

Year Ended December 31	2024	2023	2022
(in millions)
401(k) contribution expense	$21	$21	$20
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
The following table presents asset allocations for our pension plans as of December 31, 2024 and 2023, and the target allocation for 2025, by asset category:
TABLE 18.7

	Target Allocation	Percentage of Plan Assets
December 31	2025	2024	2023
Asset Category
Equity securities	45 - 65	60%	65%
Debt securities	30 - 50	36	31
Cash equivalents	0 - 10	4	4

At December 31, 2024 and 2023, equity securities included 235,000 and 330,000 shares, respectively, of our common stock, representing 1.9% and 2.6% of total plan assets at December 31, 2024 and 2023, respectively. Dividends received on our common stock held by the Plan were $0.1 million for 2024 and $0.2 million for 2023.
The fair values of our pension plan assets by asset category are as follows:
TABLE 18.8

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Asset Class
Cash	$8	$—	$—	$8
Equity securities:
F.N.B. Corporation	3	—	—	3
Other large-cap U.S. financial services companies	3	—	—	3
Other large-cap U.S. companies	58	—	—	58
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	4	—	—	4
U.S. mid-cap equity index funds	6	—	—	6
Non-U.S. equities growth fund	15	—	—	15
U.S. equity funds:
U.S. mid-cap	12	—	—	12
U.S. small-cap	4	—	—	4
Other	4	—	—	4
Fixed income securities:
U.S. Treasury bonds	18	—	—	18
U.S. government agencies	—	26	—	26
Fixed income mutual funds:
U.S. investment-grade fixed income securities	22	—	—	22
Total	$158	$26	$—	$184

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Asset Class
Cash	$7	$—	$—	$7
Equity securities:
F.N.B. Corporation	5	—	—	5
Other large-cap U.S. financial services companies	2	—	—	2
Other large-cap U.S. companies	62	—	—	62
International companies	1	—	—	1
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	4	—	—	4
U.S. mid-cap equity index funds	6	—	—	6
Non-U.S. equities growth fund	14	—	—	14
U.S. equity funds:
U.S. mid-cap	13	—	—	13
U.S. small-cap	4	—	—	4
Other	4	—	—	4
Fixed income securities:
U.S. Treasury bonds	—	3	—	3
U.S. government agencies	—	32	—	32
Fixed income mutual funds:
U.S. investment-grade fixed income securities	20	—	—	20
Total	$143	$35	$—	$178
The classifications for Level 1, Level 2 and Level 3 are discussed in Note 25, “Fair Value Measurements”.

NOTE 19.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense consist of the following:
TABLE 19.1

Year Ended December 31	2024	2023	2022
(in millions)
Current income taxes:
Federal taxes	$39	$93	$94
State taxes	6	12	9
Total current income taxes	45	105	103
Deferred income taxes:
Federal taxes	41	(8)	9
State taxes	4	2	2
Total deferred income taxes	45	(6)	11
Total income taxes	$90	$99	$114
The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:
TABLE 19.2

Year Ended December 31	2024	2023	2022
Statutory federal tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	1.5	1.9	1.5
Tax-exempt interest	(1.5)	(1.6)	(1.6)
Cash surrender value on BOLI	(0.6)	(0.5)	(0.4)
Tax credits	(9.0)	(7.3)	(3.2)
Tax credit cost amortization, net of tax benefits	3.2	2.3	2.2
FDIC premium disallowance	1.3	1.0	0.6
Other items	0.4	0.1	0.5
Effective tax rate	16.3%	16.9%	20.6%
The effective tax rates in 2024, 2023 and 2022, respectively, were lower than the 21% statutory federal tax rate primarily due to the tax benefits resulting from renewable energy investment, historic and new market tax credits, tax-exempt income on investments and loans and income from BOLI. For the years ended December 31, 2024, 2023 and 2022, we recognized net investment tax credits, under Internal Revenue Code (IRC) section 48, of $28.4 million, $23.7 million and $0, respectively, using the flow-through method of accounting for income tax credits.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. DTAs and DTLs are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid.

The following table presents the tax effects of significant temporary differences that give rise to federal and state DTAs and DTLs:
TABLE 19.3

December 31	2024	2023
(in millions)
Deferred tax assets:
Allowance for credit losses	$95	$91
Discounts on loans acquired in a business combination	8	10
Net operating loss/tax credit carryforwards	44	45
Deferred compensation	17	16
Securities impairment	2	2
Lease liability	68	60
Net unrealized securities losses	39	56
Other	22	34
Total	295	314
Valuation allowance	(34)	(32)
Total deferred tax assets	261	282
Deferred tax liabilities:
Loan costs	(13)	(10)
Depreciation	(16)	(8)
Prepaid expenses	(2)	(1)
Amortizable intangibles	(16)	(20)
Pension and other defined benefit plans	(13)	(10)
Lease financing	(68)	(40)
Mortgage servicing rights	(16)	(13)
Lease ROU asset	(58)	(57)
Other	(1)	(2)
Total deferred tax liabilities	(203)	(161)
Net deferred tax assets	$58	$121
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the DTAs or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable DTAs. As of December 31, 2024, the valuation allowance of $33.7 million primarily includes unused federal and state net operating loss carryforwards expiring from 2025 to 2044 and $2.6 million of state tax credit carryforwards. We anticipate that neither the state net operating loss and state tax credit carryforwards nor the other net DTAs at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the DTAs related to these items.
As of December 31, 2024, we had approximately $60.3 million of federal net operating loss and built-in loss carryforwards from acquired companies. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2038. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no additional valuation allowance against the recorded DTA is warranted.
Uncertain Tax Positions
We account for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2024 and 2023, we have approximately $5.4 million and $5.0 million, respectively, of unrecognized tax benefits related to uncertain tax positions. As of December 31, 2024, $5.5 million of these net tax benefits, including accrued interest, would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. A tabular reconciliation of the unrecognized tax benefits is not presented as the impact of changes to uncertain tax positions on our income tax expense was immaterial.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2021. With limited exception, we are no longer subject to state income tax examinations for years prior to 2021. We have an outstanding refund request on a final tax return from an acquisition. We do not anticipate a material reduction in the unrecognized tax benefit within the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.
NOTE 20.      OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 20.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2024
Balance at beginning of period	$(160)	$(33)	$(42)	$(235)
Other comprehensive income (loss) before reclassifications	14	(14)	7	7
Amounts reclassified from AOCI	27	32	—	59
Net current period other comprehensive income (loss)	41	18	7	66
Balance at end of period	$(119)	$(15)	$(35)	$(169)
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
NOTE 21.      EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 21.1

Year Ended December 31	2024	2023	2022
(dollars in millions, except per share data)
Net income	$465	$485	$439
Less: Preferred stock dividends	6	8	8
Net income available to common shareholders	$459	$477	$431
Basic weighted average common shares outstanding	361,444,439	360,743,462	349,976,557
Net effect of dilutive stock options and restricted stock	1,193,165	2,154,344	4,075,640
Diluted weighted average common shares outstanding	362,637,604	362,897,806	354,052,197
Earnings per common share:
Basic	$1.27	$1.32	$1.23
Diluted	$1.27	$1.31	$1.22
There were no anti-dilutive shares for the years ended December 31, 2024, 2023 and 2022.

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
As of December 31, 2024, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the respective regulatory frameworks. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:
TABLE 22.1

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024
F.N.B. Corporation:
Total capital	$4,635	12.35%	$3,755	10.00%	$3,942	10.50%
Tier 1 capital	3,971	10.58	2,253	6.00	3,191	8.50
Common equity tier 1	3,971	10.58	n/a	n/a	2,628	7.00
Leverage	3,971	8.75	n/a	n/a	1,816	4.00
Risk-weighted assets	37,546
FNBPA:
Total capital	$4,794	12.86%	$3,728	10.00%	$3,914	10.50%
Tier 1 capital	3,962	10.63	2,982	8.00	3,169	8.50
Common equity tier 1	3,882	10.41	2,423	6.50	2,610	7.00
Leverage	3,962	8.78	2,257	5.00	1,806	4.00
Risk-weighted assets	37,280

As of December 31, 2023
F.N.B. Corporation:
Total capital	$4,456	12.16%	$3,664	10.00%	$3,847	10.50%
Tier 1 capital	3,786	10.33	2,198	6.00	3,114	8.50
Common equity tier 1	3,680	10.04	n/a	n/a	2,565	7.00
Leverage	3,786	8.72	n/a	n/a	1,736	4.00
Risk-weighted assets	36,641
FNBPA:
Total capital	$4,559	12.50%	$3,647	10.00%	$3,829	10.50%
Tier 1 capital	3,769	10.34	2,917	8.00	3,100	8.50
Common equity tier 1	3,689	10.12	2,370	6.50	2,553	7.00
Leverage	3,769	8.71	2,164	5.00	1,731	4.00
Risk-weighted assets	36,466
(1) Reflects the well-capitalized standard under Regulation Y for F.N.B. Corporation and the prompt corrective action framework for FNBPA.
The FRB eliminated the reserve requirement for thousands of depository institutions, although FNBPA still maintains deposits with the FRB for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2024, our subsidiaries had $549.4 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $933.0 million at December 31, 2024.

NOTE 23.      CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 23.1

Year Ended December 31	2024	2023	2022
(in millions)
Interest paid on deposits and other borrowings	$973	$619	$144
Income taxes paid	58	94	81
Transfers of loans to other real estate owned	2	2	2
Loans transferred to held for sale from portfolio	431	355	—
Loans transferred to portfolio from held for sale	20	38	12
We did not have any restricted cash as of December 31, 2024, 2023 or 2022.
Supplemental non-cash information relating to the Howard and Union acquisitions is included in Note 27, Mergers and Acquisitions.
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
Our Chief Operating Decision Maker (CODM) is our Chief Executive Officer. The CODM uses net interest income contributions, non-interest income, salary and employee benefits and net income for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis for these measures when making decisions about the allocation of operating and capital resources to each segment. The CODM also uses segment income contributions for evaluating pricing strategies and segment operating income to assess the performance of each segment by comparing the results of each segment with one another and in determining the compensation of certain employees.

The following table provides financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 24.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2024
Interest income	$2,246	$—	$—	$6	$2,252
Interest expense	941	—	—	31	972
Net interest income (loss)	1,305	—	—	(25)	1,280
Provision for credit losses	79	—	—	1	80
Non-interest income:
Service charges	91	—	—	—	91
Interchange and card transaction fees	52	—	—	—	52
Trust services	—	46	—	—	46
Insurance commissions and fees	1	—	23	(2)	22
Securities commissions and fees	—	31	—	—	31
Capital markets income	21	—	—	3	24
Mortgage banking operations	27	—	—	—	27
Other	31	—	—	(8)	23
Total non-interest income	223	77	23	(7)	316
Non-interest expense:
Salaries and employee benefits	445	45	14	—	504
Other	426	9	5	17	457
Total non-interest expense	871	54	19	17	961
Income tax expense (benefit)	97	5	1	(13)	90
Net income (loss)	$481	$18	$3	$(37)	$465

Total assets	$48,295	$44	$31	$255	$48,625
Total loans and leases	33,895	—	—	44	33,939
Total deposits	37,973	—	—	(866)	37,107
Market value of assets under management (1)	—	9,523	—	—	9,523

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2023
Interest income	$1,967	$—	$—	$6	$1,973
Interest expense	624	—	—	32	656
Net interest income (loss)	1,343	—	—	(26)	1,317
Provision for credit losses	72	—	—	—	72
Non-interest income:
Service charges	82	—	—	—	82
Interchange and card transaction fees	52	—	—	—	52
Trust services	—	43	—	—	43
Insurance commissions and fees	1	—	22	—	23
Securities commissions and fees	—	28	—	—	28
Capital markets income	25	—	—	2	27
Mortgage banking operations	21	—	—	—	21
Other	(15)	—	—	(7)	(22)
Total non-interest income	166	71	22	(5)	254
Non-interest expense:
Salaries and employee benefits	406	41	14	1	462
Other	430	9	4	10	453
Total non-interest expense	836	50	18	11	915
Income tax expense (benefit)	106	5	1	(13)	99
Net income (loss)	$495	$16	$3	$(29)	$485

Total assets	$45,924	$40	$29	$165	$46,158
Total loans and leases	32,281	—	—	42	32,323
Total deposits	35,127	—	—	(416)	34,711
Market value of assets under management (1)	—	8,633	—	—	8,633

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2022
Interest income	$1,280	$—	$—	$5	$1,285
Interest expense	145	—	—	20	165
Net interest income	1,135	—	—	(15)	1,120
Provision for credit losses	63	—	—	1	64
Non-interest income:
Service charges	86	—	—	—	86
Interchange and card transaction fees	51	—	—	—	51
Trust services	—	39	—	—	39
Insurance commissions and fees	1	—	23	—	24
Securities commissions and fees	—	24	—	—	24
Capital markets income	35	—	—	—	35
Mortgage banking operations	21	—	—	—	21
Other	46	1	1	(5)	43
Total non-interest income	240	64	24	(5)	323
Non-interest expense:
Salaries and employee benefits	376	34	15	1	426
Other	381	8	5	6	400
Total non-interest expense	757	42	20	7	826
Income tax expense (benefit)	116	5	1	(8)	114
Net income (loss)	$439	$17	$3	$(20)	$439

Total assets	$43,586	$37	$33	$69	$43,725
Total loans and leases	30,216	—	—	39	30,255
Total deposits	35,469	—	—	(699)	34,770
Market value of assets under management (1)	—	7,843	—	—	7,843
(1) The trust assets under management are not held on our Consolidated Balance Sheets.
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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
These securities are recorded at fair value on a recurring basis. At December 31, 2024, 100.0% of AFS securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2024 and 2023, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and is classified as Level 3.
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 25.2

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$274	$—	$—	$274
U.S. government agencies	—	53	—	53
U.S. government-sponsored enterprises	—	300	—	300
Residential MBS
Agency MBS	—	694	—	694
Agency collateralized mortgage obligations	—	698	—	698
Agency commercial MBS	—	1,388	—	1,388
States of the U.S. and political subdivisions (municipals)	—	22	—	22
Other debt securities	—	37	—	37
Total debt securities available for sale	274	3,192	—	3,466
Loans held for sale	—	214	—	214
Loans receivable	—	—	53	53
Derivative financial instruments
Trading	—	112	—	112
Not for trading	—	4	1	5
Total derivative financial instruments	—	116	1	117
Total assets measured at fair value on a recurring basis	$274	$3,522	$54	$3,850
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$303	$—	$303
Not for trading	—	6	4	10
Total derivative financial instruments	—	309	4	313
Total liabilities measured at fair value on a recurring basis	$—	$309	$4	$313

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2023
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$420	$—	$—	$420
U.S. government agencies	—	79	—	79
U.S. government-sponsored enterprises	—	223	—	223
Residential MBS
Agency MBS	—	752	—	752
Agency collateralized mortgage obligations	—	832	—	832
Agency commercial MBS	—	884	—	884
States of the U.S. and political subdivisions (municipals)	—	27	—	27
Other debt securities	—	37	—	37
Total debt securities available for sale	420	2,834	—	3,254
Loans held for sale	—	150	—	150
Derivative financial instruments
Trading	—	109	—	109
Not for trading	—	2	5	7
Total derivative financial instruments	—	111	5	116
Total assets measured at fair value on a recurring basis	$420	$3,095	$5	$3,520
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$324	$—	$324
Not for trading	—	4	—	4
Total derivative financial instruments	—	328	—	328
Total liabilities measured at fair value on a recurring basis	$—	$328	$—	$328

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 25.3

(in millions)	Other Debt Securities	Loans Receivable	Interest Rate Lock Commitments	Total
Year Ended December 31, 2024
Balance at beginning of period	$—	$—	$5	$5
Purchases, issuances, sales and settlements:
Issuances	—	—	1	1
Settlements	—	—	(5)	(5)
Transfers into Level 3	—	53	—	53
Balance at end of period	$—	$53	$1	$54
Year Ended December 31, 2023
Balance at beginning of period	$—	$—	$—	$—
Purchases, issuances, sales and settlements:
Issuances	—	—	6	6
Settlements	—	—	(1)	(1)
Balance at end of period	$—	$—	$5	$5
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. During 2024, $53.2 million in loans receivable were measured using the FVO at Level 3 on a recurring basis. There were no transfers of assets or liabilities between the hierarchy levels during 2023.
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
TABLE 25.4

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Collateral dependent loans	$—	$—	$105	$105
Other assets - MSRs	—	—	1	1
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
December 31, 2023
Collateral dependent loans	$—	$—	$35	$35
Indirect installment loans held for sale	—	—	338	338
Other assets - MSRs	—	—	12	12
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2

The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the twelve months ended December 31, 2024 and 2023, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during 2024 had a carrying amount of $105.1 million, which includes an allocated ACL of $21.3 million. The ACL includes a provision applicable to the current period fair value measurements of $51.1 million, which was included in provision for credit losses for 2024.
Indirect installment loans held for sale measured at fair value on a non-recurring basis during 2023 had a carrying amount of $338.3 million, which includes a valuation allowance of $16.7 million which was included in earnings for 2023.
MSRs measured at fair value on a non-recurring basis had a carrying value of $0.9 million, which included a valuation allowance of $0.1 million, as of December 31, 2024. The valuation allowance includes a provision of $0.1 million included in earnings for 2024. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $1.3 million. During 2024, the valuation allowance decreased $0.6 million to $0.6 million as of December 31, 2024, down from $1.2 million at December 31, 2023, which is reflected in the year-to-date provision expense.
OREO measured at fair value on a non-recurring basis during 2024 had a carrying amount of $1.5 million which included a valuation allowance of $0.2 million, as of December 31, 2024. The valuation allowance includes a loss of $0.2 million, which was included in earnings for 2024.
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
The fair values of our financial instruments are as follows:
TABLE 25.5

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial Assets
Cash and cash equivalents	$2,419	$2,419	$2,419	$—	$—
Debt securities available for sale	3,466	3,466	274	3,192	—
Debt securities held to maturity	3,979	3,644	1	3,643	—
Net loans and leases, including loans held for sale	33,734	32,648	—	214	32,434
Loan servicing rights	72	88	—	—	88
Derivative assets	117	117	—	116	1
Accrued interest receivable	164	164	164	—	—
Financial Liabilities
Deposits	37,107	37,070	29,607	7,463	—
Short-term borrowings	1,256	1,256	1,256	—	—
Long-term borrowings	3,012	3,004	—	1,748	1,256
Derivative liabilities	313	313	—	309	4
Accrued interest payable	65	65	65	—	—
December 31, 2023
Financial Assets
Cash and cash equivalents	$1,576	$1,576	$1,576	$—	$—
Debt securities available for sale	3,254	3,254	420	2,834	—
Debt securities held to maturity	3,911	3,593	—	3,593	—
Net loans and leases, including loans held for sale	32,405	30,641	—	150	30,491
Loan servicing rights	61	73	—	—	73
Derivative assets	116	116	—	111	5
Accrued interest receivable	160	160	160	—	—
Financial Liabilities
Deposits	34,711	34,654	28,496	6,158	—
Short-term borrowings	2,506	2,505	2,505	—	—
Long-term borrowings	1,971	1,928	—	1,192	736
Derivative liabilities	328	328	—	328	—
Accrued interest payable	69	69	69	—	—

NOTE 26.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the Consolidated Financial Statements.
TABLE 26.1

Balance Sheets (in millions) December 31	2024	2023
Assets
Cash and cash equivalents	$803	$375
Other assets	185	98
Investment in bank subsidiary	6,272	6,014
Investments in and advances to non-bank subsidiaries	581	572
Total Assets	$7,841	$7,059
Liabilities
Other liabilities	$142	$110
Advances from affiliates	197	197
Long-term borrowings	1,193	695
Subordinated notes:
Short-term	6	6
Long-term	1	1
Total Liabilities	1,539	1,009
Shareholders’ Equity	6,302	6,050
Total Liabilities and Shareholders’ Equity	$7,841	$7,059

TABLE 26.2

Statements of Income (in millions) Year Ended December 31	2024	2023	2022
Income
Dividend income from subsidiaries:
Bank	$307	$382	$254
Non-bank	2	3	6
	309	385	260
Interest income	23	16	16
Other income	1	1	—
Total Income	333	402	276
Expenses
Interest expense	53	47	34
Other expenses	29	21	17
Total Expenses	82	68	51
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	251	334	225
Income tax benefit	14	15	9
	265	349	234
Equity in undistributed income of subsidiaries:
Bank	194	130	200
Non-bank	6	6	5
Net Income	$465	$485	$439

TABLE 26.3

Statements of Cash Flows (in millions) Year Ended December 31	2024	2023	2022
Operating Activities
Net income	$465	$485	$439
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(200)	(136)	(203)
Other, net	(6)	(4)	—
Net cash flows provided by (used in) operating activities	259	345	236
Investing Activities
Net increase in advances to subsidiaries	—	(75)	(18)
Payment for further investment in subsidiaries	(3)	(9)	3
Increase in premises and equipment	(47)	(8)	—
Net cash received in business combinations	—	—	9
Net cash flows provided by (used in) investing activities	(50)	(92)	(6)
Financing Activities
Decrease in long-term debt	—	(331)	(3)
Increase in long-term debt	499	2	351
Redemption of preferred stock	(111)	—	—
Other, net	8	(29)	(32)
Cash dividends paid:
Preferred stock	(2)	(8)	(8)
Common stock	(175)	(174)	(171)
Net cash flows provided by (used in) financing activities	219	(540)	137
Net Increase (Decrease) in Cash and Cash Equivalents	428	(287)	367
Cash and cash equivalents at beginning of year	375	662	295
Cash and Cash Equivalents at End of Year	$803	$375	$662
Cash paid during the year for:
Interest	$54	$48	$34
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
Goodwill related to the Howard acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We did not record any merger expenses relating to the Howard acquisition in 2024 or 2023.

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
Goodwill related to the Union acquisition was recorded in the Community Banking business segment and is not deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange for tax purposes. We incurred merger expenses relating to the Union acquisition of $2.2 million in 2023. We recorded core deposit intangibles of $41 million which reflect the much higher cost of alternative funding given the higher interest rate environment at the time of acquisition.
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
TABLE 27.1

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
INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 of this Report.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2024 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of FNB adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
NONE.

PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the caption “Information About Our Executive Officers" in the "Business" section of this Report.
The other information required by this item will be set forth in the following sections of our definitive proxy statement to be filed with the SEC in connection with our 2025 annual meeting of shareholders (the "2025 Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A within 120 days of our fiscal year ended December 31, 2024, and this information is incorporated herein by reference.
•Proposal 1. Election of Our Board of Directors
•Corporate Governance
•Executive Officers
•Security Ownership of Certain Beneficial Owners—Delinquent Section 16(a) Report
Insider Trading Policy
We have adopted the F.N.B. Corporation Insider Trading Policy, which governs, among other things, the purchase, sale and/or disposition of our securities by directors, officers and employees, as well as by the Corporation itself. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of the F.N.B. Corporation Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding our executive compensation will be set forth in the following sections of the 2025 Proxy Statement and this information is incorporated herein by reference.
•Compensation Committee Interlocks and Insider Participation
•Compensation Discussion and Analysis
•Compensation Committee Report

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management not otherwise included herein will be set forth in the 2025 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners”, and such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,571,311	(1)	n/a	9,070,832	(2)
Equity compensation plans not approved by security holders	24,201	(3)	$10.72	n/a
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions will be set forth in the following sections of the 2025 Proxy Statement, and such information is incorporated herein by reference:
•Corporate Governance—Related Persons Transactions
•Corporate Governance—Director Independence
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst and Young LLP, located in Pittsburgh, PA and their Public Company Accounting Oversight Board (United States) firm identification number is 42.
Information regarding principal accountant fees and services will be set forth in the 2025 Proxy Statement under the heading “Audit and Non-Audit Fees”, and such information is incorporated herein by reference.
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

2.3	Agreement and Plan of Merger, dated as of May 31, 2022, between F.N.B. Corporation and UB Bancorp (Incorporated by reference to Exhibit 2.1. of FNB's Current Report on Form 8-K filed on June 1, 2022).

3.1.	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1. of FNB’s Current Report on Form 8-K12B filed on August 30, 2016).

3.2.	Bylaws of F.N.B. Corporation, effective as of February 21, 2024. (Incorporated by reference to Exhibit 3.2 of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

4.8
Description of the Registrants securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (Incorporated by reference to Exhibit 4.8 of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

4.9.	There are no instruments with respect to long-term debt of FNB and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of FNB and its subsidiaries on a consolidated basis. FNB agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of FNB and its subsidiaries upon request.

10.1. (P)	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of our executive officers. (Incorporated by reference to Exhibit 10.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.3.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on December 22, 2008). *

10.4. (P)	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.7	F.N.B. Corporation 2022 Incentive Compensation Plan amended and restated March 11, 2024. (Incorporated by reference to Annex D of FNB’s 2024 Proxy Statement filed on March 29, 2024). *

10.10.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.11.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.12.
Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 21, 2010). *

10.13.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on February 26, 2013). *

10.14A.	Form of Combined Performance-Based Restricted Stock Unit Award and Performance Unit Award Agreement (ROATCE). (filed herewith). *

10.14B.	Form of Combined Performance-Based Restricted Stock Unit and Performance Unit Award Agreement (ICG Growth). (filed herewith). *

10.15A.
Form of Combined Performance-Based Restricted Stock Unit Award and Performance Unit Award Agreement (ROATCE). (Incorporated by reference to Exhibit 10.15A. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022). *

10.15B.
Form of Combined Performance-Based Restricted Stock Unit and Performance Unit Award Agreement (ICG Growth). (Incorporated by reference to Exhibit 10.15B. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022). *

10.16.	Form of Time-Based Restricted Stock Unit Award Agreement. (Incorporated by reference to Exhibit 10.16. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022). *

10.17.	F.N.B. Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on April 19, 2022). *

Exhibit Number	Description
10.18.	Form of director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 of FNB's Quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed on August 5, 2022). *

10.19.
Executive Retention Life Insurance Agreement, dated as of November 3, 2022, between Vincent J. Delie, Jr. and FNB Corporation (Incorporated by reference to Exhibit 10.1. of FNB's Quarterly report on Form 10-Q for the quarter ended September 30, 2022 filed on November 4, 2022). *

10.20.
Amended and Restated Employment Agreement between First National Bank of Pennsylvania and Gary Guerrieri (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on December 6, 2023). *

14.	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

19.1	Insider Trading Policy. (filed herewith).

21.	Subsidiaries of the Registrant. (filed herewith).

23.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

97	F.N.B. Corporation Compensation Recoupment (Clawback) Policy. (Incorporated by reference to Exhibit 97. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

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

F.N.B. CORPORATION

By	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
Date	February 27, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 27, 2025
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 27, 2025
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller	February 27, 2025
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 27, 2025
Pamela A. Bena

/s/ William B. Campbell	Director	February 27, 2025
William B. Campbell

/s/ James D. Chiafullo	Director	February 27, 2025
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 27, 2025
Mary Jo Dively

/s/ David J. Malone	Director	February 27, 2025
David J. Malone

/s/ Frank C. Mencini	Director	February 27, 2025
Frank C. Mencini

/s/ David L. Motley	Director	February 27, 2025
David L. Motley

/s/ Heidi A. Nicholas	Director	February 27, 2025
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 27, 2025
John S. Stanik

/s/ William J. Strimbu	Director	February 27, 2025
William J. Strimbu