Form 10-Q
period 2025-03-31
FNB CORP/PA/
filed 2025-05-07
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2025, the registrant had 359,806,382 shares of common stock outstanding.

F.N.B. CORPORATION
FORM 10-Q
March 31, 2025

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FNTC	First National Trust Company
AFS	Available for sale	FOMC	Federal Open Market Committee
ALCO	Asset/Liability Committee	FRB	Board of Governors of the Federal Reserve System
AOCI	Accumulated other comprehensive income	FTE	Fully taxable equivalent
ASU	Accounting Standards Update	GAAP	U.S. generally accepted accounting principles
AULC	Allowance for unfunded loan commitments	HTM	Held to maturity
CECL	Current expected credit losses	LGD	Loss given default
CET1	Common equity tier 1	LIHTC	Various partnerships of affordable housing
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-backed securities
DOJ	U.S. Department of Justice	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
ERM Framework	Enterprise-wide risk management framework	MSRs	Mortgage servicing rights
EVE	Economic value of equity	OREO	Other real estate owned
FASB	Financial Accounting Standards Board	Report	Quarterly Report on Form 10-Q
FDIC	Federal Deposit Insurance Corporation	R&S	Reasonable and Supportable
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FICO	Fair Isaac Corporation	SEC	Securities and Exchange Commission
FNB	F.N.B. Corporation	SOFR	Secured Overnight Financing Rate
FNBIA	F.N.B. Investment Advisors, Inc.	TPS	Trust preferred securities
FNBPA	First National Bank of Pennsylvania	U.S.	United States of America
FNIS	First National Investment Services Company, LLC	VIE	Variable interest entity

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$524	$416
Interest-bearing deposits with banks	1,921	2,003
Cash and Cash Equivalents	2,445	2,419
Debt securities available for sale (amortized cost of $3,588 and $3,620; allowance for credit losses of $0 and $0)	3,477	3,466
Debt securities held to maturity (fair value of $3,735 and $3,644; allowance for credit losses of $0 and $0)	4,029	3,979
Loans held for sale (includes $189 and $214 measured at fair value) (1)	190	218
Loans and leases, net of unearned income of $101 and $106 (includes $59 and $53 measured at fair value) (1)	34,235	33,939
Allowance for credit losses on loans and leases	(429)	(423)
Net Loans and Leases	33,806	33,516
Premises and equipment, net	539	536
Goodwill	2,478	2,478
Core deposit and other intangible assets, net	48	51
Bank owned life insurance	662	660
Other assets	1,346	1,302
Total Assets	$49,020	$48,625
Liabilities
Deposits:
Non-interest-bearing demand	$9,867	$9,761
Interest-bearing demand	16,920	16,668
Savings	3,147	3,178
Certificates and other time deposits	7,305	7,500
Total Deposits	37,239	37,107
Short-term borrowings	1,969	1,256
Long-term borrowings	2,514	3,012
Other liabilities	880	948
Total Liabilities	42,602	42,323
Shareholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 375,030,534 and 375,018,433 shares	4	4
Additional paid-in capital	4,696	4,695
Retained earnings	2,025	1,952
Accumulated other comprehensive loss	(121)	(169)
Treasury stock – 15,665,750 and 15,402,776 shares at cost	(186)	(180)
Total Shareholders’ Equity	6,418	6,302
Total Liabilities and Shareholders’ Equity	$49,020	$48,625
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended March 31,
	2025	2024
Interest Income
Loans and leases, including fees	$480	$481
Investment Securities:
Taxable	55	46
Tax-exempt	7	7
Other	17	9
Total Interest Income	559	543
Interest Expense
Deposits	186	170
Short-term borrowings	14	28
Long-term borrowings	36	26
Total Interest Expense	236	224
Net Interest Income	323	319
Provision for credit losses	17	14
Net Interest Income After Provision for Credit Losses	306	305
Non-Interest Income
Service charges	22	21
Interchange and card transaction fees	12	13
Trust services	13	11
Insurance commissions and fees	6	7
Securities commissions and fees	9	8
Capital markets income	5	6
Mortgage banking operations	7	8
Dividends on non-marketable equity securities	6	6
Bank owned life insurance	5	3
Other	3	5
Total Non-Interest Income	88	88
Non-Interest Expense
Salaries and employee benefits	135	129
Net occupancy	20	20
Equipment	26	24
Outside services	26	23
Marketing	5	5
FDIC insurance	8	13
Bank shares and franchise taxes	4	4
Other	22	19
Total Non-Interest Expense	246	237
Income Before Income Taxes	148	156
Income taxes	31	34
Net Income	117	122
Preferred stock dividends	—	6
Net Income Available to Common Shareholders	$117	$116
Earnings per Common Share
Basic	$0.32	$0.32
Diluted	0.32	0.32
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2025	2024
Net income	$117	$122
Other comprehensive income (loss):
Debt securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $9 and $(4)	33	(13)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $2 and $(3)	8	(9)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $2 and $2	6	7
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0 and $0	1	—
Other Comprehensive Income (Loss)	48	(15)
Comprehensive Income (Loss)	$165	$107
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended March 31, 2024
Balance at beginning of period	$107	$4	$4,692	$1,669	$(235)	$(187)	$6,050
Comprehensive income (loss)				122	(15)		107
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.12/share				(44)			(44)
Redemption of preferred stock	(107)			(4)			(111)
Issuance of common stock		—	(8)	—		5	(3)
Restricted stock compensation			10				10
Adoption of new accounting standards				(1)			(1)
Balance at end of period	$—	$4	$4,694	$1,740	$(250)	$(182)	$6,006
Three Months Ended March 31, 2025
Balance at beginning of period	$—	$4	$4,695	$1,952	$(169)	$(180)	$6,302
Comprehensive income (loss)				117	48		165
Dividends declared on common stock: $0.12/share				(44)			(44)
Issuance of common stock		—	(9)	—		4	(5)
Repurchase of common stock						(10)	(10)
Restricted stock compensation			10				10
Balance at end of period	$—	$4	$4,696	$2,025	$(121)	$(186)	$6,418
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
Unaudited

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income	$117	$122
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	18	14
Provision for credit losses	17	14
Deferred tax expense (benefit)	10	15
Loans originated for sale	(328)	(313)
Loans sold	353	356
Net (gains) losses on sale of loans	(4)	(3)
Net change in:
Interest receivable	(2)	(15)
Interest payable	(3)	(5)
Bank owned life insurance, excluding purchases	(2)	(3)
Other, net	(112)	63
Net cash flows provided by (used in) operating activities	64	245
Investing Activities
Net change in loans and leases, excluding sales and transfers	(300)	(261)
Debt securities available for sale:
Purchases	(118)	(460)
Maturities/payments	152	473
Debt securities held to maturity:
Purchases	(126)	(96)
Maturities/payments	78	117
Increase in premises and equipment	(21)	(29)
Net proceeds from sales of portfolio loans	—	332
Net cash flows provided by (used in) investing activities	(335)	76
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	327	(446)
Time deposits	(195)	469
Short-term borrowings	712	(432)
Proceeds from issuance of long-term borrowings	6	161
Repayment of long-term borrowings	(504)	(11)
Redemption of preferred stock	—	(111)
Repurchases of common stock	(10)	—
Cash dividends paid:
Preferred stock	—	(2)
Common stock	(44)	(44)
Other, net	5	6
Net cash flows provided by (used in) financing activities	297	(410)
Net Increase (Decrease) in Cash and Cash Equivalents	26	(89)
Cash and cash equivalents at beginning of period	2,419	1,576
Cash and Cash Equivalents at End of Period	$2,445	$1,487
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2025
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of March 31, 2025, we had 351 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and shareholders' equity. Events occurring subsequent to March 31, 2025 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
Certain information and Note disclosures normally included in Consolidated Financial Statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results we expect for the full year. These interim unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto included in our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025.

Use of Estimates
Our accounting and reporting policies conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements (unaudited). Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the ACL, fair value of financial instruments, goodwill and other intangible assets and income taxes and deferred tax assets, which are listed in the critical accounting estimates. For a detailed description of our significant accounting policies and critical accounting estimates, see Note 1, "Summary of Significant Accounting Policies" and the "Application of Critical Accounting Policies" section in the MD&A, both in our 2024 Annual Report on Form 10-K.
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

Income Statement
ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date
ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses

This Update requires public business entities to disclose, on an annual and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. Specifically, entities must disaggregate any relevant expense caption that includes one or more of the following natural expense categories: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, (5) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (DD&A).
Additionally, this Update also requires entities to disclose selling expense on both an annual and interim bases. This Update does not change the requirements for the presentation of expenses on the face of the income statement.

This Update is to be applied prospectively for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted.
We are currently evaluating the effect this Update will have on related disclosures and our processes, systems, and controls related to the disclosures.

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

This Update is to be applied using a prospective method with an option to apply it retrospectively for each period presented and is effective as of January 1, 2025. Early adoption is permitted.
We adopted this ASU using the prospective method for the period beginning January 1, 2025. The adoption of this Update did not have a material impact on our consolidated financial statements.

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
This Update is to be applied using a retrospective method to all prior periods presented and is effective for annual periods beginning on January 1, 2024, and is effective for interim periods beginning on January 1, 2025. Early adoption is permitted.
We adopted this Update on a retrospective basis for the annual period ending December 31, 2024 and for the interim period beginning January 1, 2025. The adoption of this Update did not have a material impact on our consolidated financial statements.

NOTE 3.    INVESTMENT SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at March 31, 2025 and December 31, 2024. Accrued interest receivable on AFS debt securities totaled $14.4 million at March 31, 2025 and $14.3 million at December 31, 2024, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
March 31, 2025
U.S. Treasury	$274	$1	$—	$275
U.S. government agencies	50	—	—	50
U.S. government-sponsored enterprises	303	—	(1)	302
Residential MBS:
Agency MBS	709	3	(14)	698
Agency collateralized mortgage obligations	761	—	(83)	678
Agency commercial MBS	1,430	10	(25)	1,415
States of the U.S. and political subdivisions (municipals)	21	—	(2)	19
Other debt securities	40	—	—	40
Total debt securities AFS	$3,588	$14	$(125)	$3,477

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2024
U.S. Treasury	$274	$1	$(1)	$274
U.S. government agencies	53	—	—	53
U.S. government-sponsored enterprises	302	—	(2)	300
Residential MBS:
Agency MBS	714	—	(20)	694
Agency collateralized mortgage obligations	796	—	(98)	698
Agency commercial MBS	1,420	3	(35)	1,388
States of the U.S. and political subdivisions (municipals)	24	—	(2)	22
Other debt securities	37	—	—	37
Total debt securities AFS	$3,620	$4	$(158)	$3,466

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.24 million and $0.25 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on HTM debt securities totaled $14.0 million and $14.6 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
March 31, 2025
U.S. Treasury	$1	$—	$—	$1
U.S. government-sponsored enterprises	29	—	—	29
Residential MBS:
Agency MBS	865	1	(79)	787
Agency collateralized mortgage obligations	689	—	(81)	608
Agency commercial MBS	1,439	8	(32)	1,415
States of the U.S. and political subdivisions (municipals)	989	—	(110)	879
Other debt securities	17	—	(1)	16
Total debt securities HTM	$4,029	$9	$(303)	$3,735

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2024
U.S. Treasury	$1	$—	$—	$1
U.S. government-sponsored enterprises	29	—	—	29
Residential MBS:
Agency MBS	901	1	(96)	806
Agency collateralized mortgage obligations	714	—	(95)	619
Agency commercial MBS	1,326	2	(44)	1,284
States of the U.S. and political subdivisions (municipals)	992	—	(103)	889
Other debt securities	16	—	—	16
Total debt securities HTM	$3,979	$3	$(338)	$3,644

There were no significant gross gains or gross losses realized on investment securities during the three months ended March 31, 2025 or 2024. Net unrealized losses on the AFS and HTM portfolios are primarily due to the increase in market interest rates since the time of purchase, with 85.8% of these securities backed or sponsored by the U.S. government as of March 31, 2025.

As of March 31, 2025, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$212	$212	$34	$34
Due after one year but within five years	430	429	78	75
Due after five years but within ten years	24	24	227	209
Due after ten years	22	21	697	607
	688	686	1,036	925
Residential MBS:
Agency MBS	709	698	865	787
Agency collateralized mortgage obligations	761	678	689	608
Agency commercial MBS	1,430	1,415	1,439	1,415
Total debt securities	$3,588	$3,477	$4,029	$3,735
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to investment securities pledged:
TABLE 3.4

(dollars in millions)	March 31, 2025	December 31, 2024
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,219	$6,271
As collateral for short-term borrowings	184	182
Securities pledged as a percent of total securities	85.3%	86.7%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
March 31, 2025
U.S. Treasury	1	$25	$—	2	$75	$—	3	$100	$—
U.S. government agencies	4	9	—	10	23	—	14	32	—
U.S. government-sponsored enterprises	—	—	—	7	127	(1)	7	127	(1)
Residential MBS:
Agency MBS	3	—	—	92	329	(14)	95	329	(14)
Agency collateralized mortgage obligations	—	—	—	66	678	(83)	66	678	(83)
Agency commercial MBS	8	200	(3)	20	356	(22)	28	556	(25)
States of the U.S. and political subdivisions (municipals)	—	—	—	9	19	(2)	9	19	(2)
Other debt securities	—	—	—	4	10	—	4	10	—
Total	16	$234	$(3)	210	$1,617	$(122)	226	$1,851	$(125)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2024
U.S. Treasury	3	$74	$(1)	2	$75	$—	5	$149	$(1)
U.S. government agencies	6	11	—	12	25	—	18	36	—
U.S. government-sponsored enterprises	2	75	—	7	126	(2)	9	201	(2)
Residential MBS:
Agency MBS	9	235	(1)	92	355	(19)	101	590	(20)
Agency collateralized mortgage obligations	—	—	—	66	698	(98)	66	698	(98)
Agency commercial MBS	23	709	(8)	20	359	(27)	43	1,068	(35)
States of the U.S. and political subdivisions (municipals)	—	—	—	10	22	(2)	10	22	(2)
Other debt securities	—	—	—	4	10	—	4	10	—
Total	43	$1,104	$(10)	213	$1,670	$(148)	256	$2,774	$(158)
We evaluated the AFS debt securities that were in an unrealized loss position at March 31, 2025. Based on the credit ratings and implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

Credit Quality Indicators
We use credit ratings and the most recent financial information to help evaluate the credit quality of our credit-related AFS and HTM securities portfolios. Management reviews the credit profile of each issuer on an annual basis, and more frequently as needed. Based on the nature of the issuers and current conditions, we have determined that investment securities backed by the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA have zero expected credit loss.
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of March 31, 2025 is highly rated with an average rating of AA and 98% of the portfolio is rated A or better. All of the investment securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 59% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million.
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
Our corporate bond portfolio, with a carrying amount of $57.0 million as of March 31, 2025 consists of debentures of banks within our footprint. The average holding size of the securities in the corporate bond portfolio is $3.4 million.
The ACL on the HTM corporate bond portfolio is calculated using:
•The bond’s credit rating, time to maturity and exposure amount;
•Moody’s Annual Default Study, 02/28/2025; and
•The most recent financial statements.
By using these components, we derive the expected credit loss on the HTM corporate bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our bank-wide loan portfolio forecast adjustment as derived through our assessment of FNBPA's loan portfolio as a proxy for our corporate bond portfolio.
For the year-to-date periods ending March 31, 2025 and 2024, we had no significant provision expense and no charge-offs or recoveries for the investment securities portfolio. The ACL on the HTM portfolio was $0.24 million, consisting of $0.07 million relating to the municipal bond portfolio and $0.17 million relating to other debt securities, as of March 31, 2025, and $0.07 million relating to the municipal bond portfolio and $0.18 million relating to other debt securities as of December 31, 2024. The AFS securities portfolios did not have an ACL at March 31, 2025 or December 31, 2024 and there were no investment securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $128.4 million at both March 31, 2025 and December 31, 2024, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	March 31, 2025	December 31, 2024
Commercial real estate	$12,652	$12,705
Commercial and industrial	7,628	7,550
Commercial leases	782	765
Other	174	144
Total commercial loans and leases	21,236	21,164
Direct installment	2,656	2,676
Residential mortgages	8,184	7,986
Indirect installment	776	739
Consumer lines of credit	1,383	1,374
Total consumer loans	12,999	12,775
Total loans and leases, net of unearned income	$34,235	$33,939
The remaining accretable discount included in the amortized cost of acquired loans was $29.7 million and $31.6 million at March 31, 2025 and December 31, 2024, respectively.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

	March 31, 2025	December 31, 2024
Commercial real estate:
Percent owner-occupied	29.6%	29.0%
Percent non-owner-occupied	70.4	71.0
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

The following table summarizes the designated loan rating category by loan class including term loans on an amortized cost basis by origination year and year-to-date gross charge-offs by originating year:
TABLE 4.4

(in millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2025
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$245	$1,380	$1,689	$2,026	$1,819	$4,274	$182	$11,615
Special Mention	1	5	27	148	99	285	21	586
Substandard	—	2	11	117	66	253	2	451
Total commercial real estate	246	1,387	1,727	2,291	1,984	4,812	205	12,652
Commercial real estate current period gross charge-offs	—	—	—	3.7	3.9	—	—	7.6
Commercial and Industrial:
Risk Rating:
Pass	404	1,276	1,005	1,047	574	1,089	1,719	7,114
Special Mention	6	3	22	48	39	71	91	280
Substandard	1	5	52	12	21	73	70	234
Total commercial and industrial	411	1,284	1,079	1,107	634	1,233	1,880	7,628
Commercial and industrial current period gross charge-offs	0.1	0.5	—	—	0.3	3.4	—	4.3
Commercial Leases:
Risk Rating:
Pass	114	261	171	100	54	56	—	756
Special Mention	—	4	6	—	—	—	—	10
Substandard	—	—	5	2	4	5	—	16
Total commercial leases	114	265	182	102	58	61	—	782
Commercial leases current period gross charge-offs	—	—	—	—	—	0.1	—	0.1
Other Commercial:
Risk Rating:
Pass	10	—	63	—	—	5	96	174
Total other commercial	10	—	63	—	—	5	96	174
Other commercial current period gross charge-offs	—	—	—	—	—	1.1	—	1.1
Total commercial loans and leases	781	2,936	3,051	3,500	2,676	6,111	2,181	21,236

(in millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
March 31, 2025
CONSUMER
Direct Installment:
Current	86	331	263	601	660	702	1	2,644
Past due	—	—	1	2	2	7	—	12
Total direct installment	86	331	264	603	662	709	1	2,656
Direct installment current period gross charge-offs	—	—	0.1	0.1	—	0.2	—	0.4
Residential Mortgages:
Current	289	1,682	1,448	1,577	1,398	1,737	—	8,131
Past due	—	5	9	7	4	28	—	53
Total residential mortgages	289	1,687	1,457	1,584	1,402	1,765	—	8,184
Residential mortgages current period gross charge-offs	—	0.1	0.1	—	—	0.2	—	0.4
Indirect Installment:
Current	114	366	23	61	122	76	—	762
Past due	—	1	2	5	4	2	—	14
Total indirect installment	114	367	25	66	126	78	—	776
Indirect installment current period gross charge-offs	—	0.2	0.4	0.6	0.7	0.3	—	2.2
Consumer Lines of Credit:
Current	2	8	26	48	12	125	1,149	1,370
Past due	—	—	—	1	1	9	2	13
Total consumer lines of credit	2	8	26	49	13	134	1,151	1,383
Consumer lines of credit current period gross charge-offs	—	—	—	—	—	0.3	—	0.3
Total consumer loans	491	2,393	1,772	2,302	2,203	2,686	1,152	12,999
Total loans and leases	$1,272	$5,329	$4,823	$5,802	$4,879	$8,797	$3,333	$34,235
Total charge-offs	$0.1	$0.8	$0.6	$4.4	$4.9	$5.6	$—	$16.4

(in millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,405	$1,661	$2,025	$1,984	$1,200	$3,235	$197	$11,707
Special Mention	1	10	177	52	107	181	37	565
Substandard	2	16	119	43	55	195	3	433
Total commercial real estate	1,408	1,687	2,321	2,079	1,362	3,611	237	12,705
Commercial real estate current period gross charge-offs	—	0.8	1.0	15.0	10.5	11.3	—	38.6
Commercial and Industrial:
Risk Rating:
Pass	1,241	1,079	1,074	647	461	669	1,861	7,032
Special Mention	6	20	57	74	12	63	41	273
Substandard	4	50	11	33	8	59	80	245
Total commercial and industrial	1,251	1,149	1,142	754	481	791	1,982	7,550
Commercial and industrial current period gross charge-offs	0.1	3.9	1.5	1.8	6.0	7.6	—	20.9
Commercial Leases:
Risk Rating:
Pass	331	184	106	60	26	39	—	746
Special Mention	—	1	—	—	—	1	—	2
Substandard	—	6	2	4	5	—	—	17
Total commercial leases	331	191	108	64	31	40	—	765
Commercial leases current period gross charge-offs	—	—	—	—	—	0.3	—	0.3
Other Commercial:
Risk Rating:
Pass	12	62	—	—	—	5	65	144
Total other commercial	12	62	—	—	—	5	65	144
Other commercial current period gross charge-offs	—	—	—	—	—	4.2	—	4.2
Total commercial loans and leases	3,002	3,089	3,571	2,897	1,874	4,447	2,284	21,164

(in millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
CONSUMER
Direct Installment:
Current	346	277	621	683	341	396	—	2,664
Past due	—	1	3	1	1	6	—	12
Total direct installment	346	278	624	684	342	402	—	2,676
Direct installment current period gross charge-offs	—	0.2	0.3	0.2	—	1.1	—	1.8
Residential Mortgages:
Current	1,663	1,478	1,598	1,417	728	1,048	—	7,932
Past due	2	15	6	5	1	25	—	54
Total residential mortgages	1,665	1,493	1,604	1,422	729	1,073	—	7,986
Residential mortgages current period gross charge-offs	0.1	0.6	0.3	0.2	—	1.4	—	2.6
Indirect Installment:
Current	396	24	67	142	49	42	—	720
Past due	1	3	6	6	2	1	—	19
Total indirect installment	397	27	73	148	51	43	—	739
Indirect installment current period gross charge-offs	0.2	1.8	4.5	3.2	0.5	1.6	—	11.8
Consumer Lines of Credit:
Current	8	29	51	13	1	117	1,141	1,360
Past due	—	—	1	1	—	10	2	14
Total consumer lines of credit	8	29	52	14	1	127	1,143	1,374
Consumer lines of credit current period gross charge-offs	—	0.1	0.1	0.1	—	1.3	—	1.6
Total consumer loans	2,416	1,827	2,353	2,268	1,123	1,645	1,143	12,775
Total loans and leases	$5,418	$4,916	$5,924	$5,165	$2,997	$6,092	$3,427	$33,939
Total charge-offs	$0.4	$7.4	$7.7	$20.5	$17.0	$28.8	$—	$81.8
We use delinquency transition matrices within the consumer and other loan classes to establish the basis for the R&S forecast portion of the credit risk. Each month, management analyzes payment and volume activity, FICO scores and Debt-to-Income (DTI) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
March 31, 2025
Commercial real estate	$10	$—	$82	$92	$12,560	$12,652	$28
Commercial and industrial	16	—	51	67	7,561	7,628	15
Commercial leases	—	—	3	3	779	782	—
Other	1	1	2	4	170	174	—
Total commercial loans and leases	27	1	138	166	21,070	21,236	43
Direct installment	8	1	3	12	2,644	2,656	—
Residential mortgages	34	5	14	53	8,131	8,184	1
Indirect installment	12	—	2	14	762	776	—
Consumer lines of credit	7	2	4	13	1,370	1,383	—
Total consumer loans	61	8	23	92	12,907	12,999	1
Total loans and leases	$88	$9	$161	$258	$33,977	$34,235	$44

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2024
Commercial real estate	$26	$—	$88	$114	$12,591	$12,705	$24
Commercial and industrial	10	—	52	62	7,488	7,550	19
Commercial leases	1	—	2	3	762	765	—
Other	1	—	2	3	141	144	—
Total commercial loans and leases	38	—	144	182	20,982	21,164	43
Direct installment	8	2	2	12	2,664	2,676	—
Residential mortgages	38	9	7	54	7,932	7,986	—
Indirect installment	16	1	2	19	720	739	—
Consumer lines of credit	8	2	4	14	1,360	1,374	—
Total consumer loans	70	14	15	99	12,676	12,775	—
Total loans and leases	$108	$14	$159	$281	$33,658	$33,939	$43

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	March 31, 2025	December 31, 2024
Non-accrual loans	$161	$159
Total non-performing loans and leases	161	159
Other real estate owned	2	3
Total non-performing assets	$163	$162
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.47%	0.47%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.50	0.52
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.2 million at both March 31, 2025 and December 31, 2024. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at March 31, 2025 and December 31, 2024 totaled $14.9 million and $10.6 million, respectively.
Approximately $167.0 million of commercial loans are collateral dependent at March 31, 2025. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.02 million and $0.01 million at March 31, 2025 and March 31, 2024, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended March 31, 2025
Term Extension
Commercial real estate	$1.8	0.01%	The modified loans had an average increase in term of 2 months, extending the maturity date.
Direct installment	0.5	0.02	The modified loans had an average increase in term of 10 months, extending the maturity date.
Residential mortgages	2.2	0.03	The modified loans had an average increase in term of 27 months, extending the maturity date.
Consumer lines of credit	0.1	0.01	The modified loans had an average increase in term of 221 months, extending the maturity date.
Total	4.6
Term Extension and Rate Reduction
Residential mortgages	1.3	0.02	The term was extended, with a weighted average yield reductions of 100 basis points to 450 basis points with extensions up to 27 years.
Total	1.3
Other
Commercial and industrial	0.1	—	Multiple modifications were made with no material financial effect.
Total	0.1
Total Outstanding Modified	$6.0

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended March 31, 2024
Term Extension
Direct installment	$0.2	0.01%	The modified loans had an average increase in term of 114 months, extending the maturity date.
Residential mortgages	0.7	0.01	The modified loans had an average increase in term of 46 months, extending the maturity date.
Consumer lines of credit	0.5	0.04	The modified loans had an average increase in term of 235 months, extending the maturity date.
Total	1.4
Rate Reduction
Residential mortgages	0.1	—	The term was extended, with a weighted average yield reduction of 100 basis points.
Total	0.1
Term Extension and Rate Reduction
Commercial real estate	0.9	0.01	Multiple modifications were made with no material financial effect.
Residential mortgages	0.6	0.01	Multiple modifications were made with no material financial effect.
Total	1.5
Balloon Payment
Commercial real estate	0.6	—	Multiple modifications were made with no material financial effect.
Total	0.6
Other
Commercial real estate	4.1	0.03	3 to 12 month payment deferrals with no income being earned on these loans
Commercial and industrial	0.6	0.01	Multiple modifications were made with no material financial effect.
Total	4.7
Total Outstanding Modified	$8.3
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first three months of 2025.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There were $7.7 million and $8.1 million in specific reserves for commercial loans modified at March 31, 2025 and December 31, 2024, respectively, and pooled reserves for individual loans of $2.4 million and $1.8 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $3.7 million and $3.4 million as of March 31, 2025 and December 31, 2024, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended March 31, 2025
Commercial real estate	$1.0	$—	$0.7	$6.4	$8.1
Commercial and industrial	18.6	15.5	—	5.8	39.9
Total commercial loans and leases	19.6	15.5	0.7	12.2	48.0
Direct installment	0.8	—	—	—	0.8
Residential mortgages	5.3	0.8	—	—	6.1
Total consumer loans	6.1	0.8	—	—	6.9
Total	$25.7	$16.3	$0.7	$12.2	$54.9

(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended March 31, 2024
Commercial real estate	$0.3	$0.9	$0.6	$8.7	$10.5
Commercial and industrial	21.5	0.3	—	0.6	22.4
Total commercial loans and leases	21.8	1.2	0.6	9.3	32.9
Residential mortgages	0.2	—	—	—	0.2
Total consumer loans	0.2	—	—	—	0.2
Total	$22.0	$1.2	$0.6	$9.3	$33.1

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2025
Commercial real estate	$20.2	$—	$—
Commercial and industrial	18.8	—	—
Total commercial loans and leases	39.0	—	—
Direct installment	1.2	—	—
Residential mortgages	7.0	2.0	0.4
Consumer lines of credit	0.8	0.2	—
Total consumer loans	9.0	2.2	0.4
Total	$48.0	$2.2	$0.4

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
March 31, 2024
Commercial real estate	$14.9	$—	$—
Commercial and industrial	20.0	—	—
Total commercial loans and leases	34.9	—	—
Direct installment	2.0	—	0.2
Residential mortgages	3.1	1.1	0.8
Consumer lines of credit	1.3	0.4	—
Total consumer loans	6.4	1.5	1.0
Total	$41.3	$1.5	$1.0

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2025
Commercial real estate	$166.9	$(7.6)	$0.4	$(7.2)	$13.7	$173.4
Commercial and industrial	85.6	(4.3)	2.5	(1.8)	4.8	88.6
Commercial leases	22.9	(0.1)	—	(0.1)	—	22.8
Other	4.3	(1.1)	0.3	(0.8)	0.9	4.4
Total commercial loans and leases	279.7	(13.1)	3.2	(9.9)	19.4	289.2
Direct installment	29.1	(0.4)	0.1	(0.3)	(0.7)	28.1
Residential mortgages	95.9	(0.4)	0.1	(0.3)	(1.5)	94.1
Indirect installment	9.5	(2.2)	0.4	(1.8)	1.5	9.2
Consumer lines of credit	8.6	(0.3)	0.1	(0.2)	(0.1)	8.3
Total consumer loans	143.1	(3.3)	0.7	(2.6)	(0.8)	139.7
Total allowance for credit losses on loans and leases	422.8	(16.4)	3.9	(12.5)	18.6	428.9
Allowance for unfunded loan commitments	21.4	—	—	—	(1.1)	20.3
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$444.2	$(16.4)	$3.9	$(12.5)	$17.5	$449.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended March 31, 2024
Commercial real estate	$166.6	$(7.1)	$0.4	$(6.7)	$2.0	$161.9
Commercial and industrial	87.8	(3.9)	0.8	(3.1)	2.2	86.9
Commercial leases	21.2	(0.2)	—	(0.2)	1.4	22.4
Other	3.7	(0.9)	0.3	(0.6)	1.0	4.1
Total commercial loans and leases	279.3	(12.1)	1.5	(10.6)	6.6	275.3
Direct installment	33.8	(0.2)	0.2	—	(3.2)	30.6
Residential mortgages	70.5	—	—	—	8.8	79.3
Indirect installment	12.8	(2.9)	0.6	(2.3)	2.0	12.5
Consumer lines of credit	9.2	(0.3)	0.4	0.1	(0.7)	8.6
Total consumer loans	126.3	(3.4)	1.2	(2.2)	6.9	131.0
Total allowance for credit losses on loans and leases	405.6	(15.5)	2.7	(12.8)	13.5	406.3
Allowance for unfunded loan commitments	21.5	—	—	—	0.4	21.9
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$427.1	$(15.5)	$2.7	$(12.8)	$13.9	$428.2

Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended March 31,
	2025	2024
(in millions)
Balance at beginning of period	$21.4	$21.5
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	(1.1)	0.5
Consumer portfolio	—	(0.1)
Balance at end of period	$20.3	$21.9
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
At March 31, 2025 and December 31, 2024, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at March 31, 2025, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.0% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 4.9% over our R&S forecast period, (iii) S&P Volatility, which increases 25.1% in 2025 and 0% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2024 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
The ACL on loans and leases of $428.9 million at March 31, 2025 increased $6.1 million, or 1.4%, from December 31, 2024. Our ending ACL coverage ratio at March 31, 2025 was 1.25%, unchanged from December 31, 2024. Total provision for credit losses for the three months ended March 31, 2025 was $17.5 million, compared to $13.9 million for the same period of 2024. The first quarter of 2025 reflected net charge-offs of $12.5 million, or 0.15% annualized of average total loans, compared to $12.8 million, or 0.16% annualized, in the first quarter of 2024.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	March 31, 2025	December 31, 2024
Mortgage loans sold with servicing retained	$6,603	$6,429

The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended March 31,
(in millions)	2025	2024
Mortgage loans sold with servicing retained	$312	$316
Pre-tax net gains (losses) resulting from above loan sales (1)	4	6
Mortgage servicing fees (1)	4	4
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended March 31,
(in millions)	2025	2024
Balance at beginning of period	$70.5	$59.5
Additions	3.5	3.9
Payoffs and curtailments	(0.8)	(0.5)
Impairment (charge) / recovery	(0.1)	0.2
Amortization / other	(0.5)	(0.6)
Balance at end of period	$72.6	$62.5
Fair value, beginning of period	$86.3	$71.8
Fair value, end of period	84.8	75.2
There was a $0.2 million valuation allowance for MSRs at March 31, 2025 and $0.1 million as of December 31, 2024.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	March 31, 2025	December 31, 2024
Weighted average life (months)	92	96
Constant prepayment rate (annualized)	8.1%	7.6%
Discount rate	10.1%	10.3%
Effect on fair value due to change in interest rates:
+2.00%	$10	$6
+1.00%	7	5
+0.50%	5	3
+0.25%	3	2
-0.25%	(3)	(2)
-0.50%	(6)	(5)
-1.00%	(12)	(11)
-2.00%	(21)	(20)
-3.00%	(39)	(34)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of March 31, 2025, we had operating lease right-of-use assets and operating lease liabilities of $198.5 million and $240.5 million, respectively, including $72.8 million in operating right-of-use assets and $104.3 million in operating lease liabilities with a related party. As of March 31, 2025, we had finance lease right-of-use assets and finance lease liabilities of $34.0 million and $36.5 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2025, we have certain operating lease agreements, primarily for administrative office space, that are expected to commence in 2025 with lease terms of up to 10 years. At commencement, it is expected that these leases will add approximately $1.9 million in right-of-use assets and $1.9 million in other liabilities. In late 2024, the majority of FNB's Pittsburgh-based employees moved into the new headquarters building, consolidating several offices, subsidiaries and support departments under one roof to create opportunities for continued efficiency, collaboration and productivity enhancements. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Operating lease cost	$10	$10
Variable lease cost	1	1
Finance lease cost	1	1
Total lease cost	$12	$12
Other information related to leases is as follows:
TABLE 7.2

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10	$7
Operating cash flows from finance leases	$—	$—
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16	$2
Finance leases	$—	$—
Weighted average remaining lease term (years):
Operating leases	11	9
Finance leases	17	19
Weighted average discount rate:
Operating leases	4.0%	3.0%
Finance leases	3.6%	3.2%
Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
March 31, 2025
0 - 12 months	$35	$2	$37
13 - 24 months	32	2	34
25 - 36 months	29	3	32
37 - 48 months	26	3	29
49 - 60 months	24	3	27
Later years	156	36	192
Total lease payments	302	49	351
Less: imputed interest	(61)	(13)	(74)
Present value of lease liabilities	$241	$36	$277

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
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary. Additionally, we have an operating lease with a related party with a maximum exposure to loss of $72.8 million. For further information about this unconsolidated VIE, please see Note 7, "Leases."
TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
March 31, 2025
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	169	68	169
Other investments	37	—	37
Total	$209	$141	$206
December 31, 2024
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	164	68	164
Other investments	34	—	34
Total	$201	$141	$198
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
We apply the proportional amortization method of accounting for our investments in LIHTC, HTC and NMTC partnerships. We record our investment in tax credit partnerships as a component of other assets.
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	March 31, 2025	December 31, 2024
Tax credit investments included in other assets	$101	$96
Unfunded tax credit investments	68	68
The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended March 31,
(in millions)	2025	2024
Provision for income taxes:
Amortization of tax credit investments under proportional method	$6	$5
Tax credits from tax credit investments	(6)	(5)
Other tax benefits related to tax credit investments	(1)	(1)
Total impact on provision for income taxes	$(1)	$(1)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.

NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	March 31, 2025	December 31, 2024
Securities sold under repurchase agreements	$171	$165
Federal Home Loan Bank advances	1,025	585
Federal funds purchased	636	370
Subordinated notes	137	136
Total short-term borrowings	$1,969	$1,256
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $525.0 million, or 51.2%, had overnight maturities as of March 31, 2025, compared to $335.0 million, or 57.3%, as of December 31, 2024. At March 31, 2025 and December 31, 2024, none of the short-term FHLB advances were swapped to fixed rates. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	March 31, 2025	December 31, 2024
Federal Home Loan Bank advances	$1,250	$1,750
Senior notes	847	847
Subordinated notes	76	74
Junior subordinated debt	73	73
Other subordinated debt	268	268
Total long-term borrowings	$2,514	$3,012
Our banking affiliate has available credit with the FHLB of $12.2 billion, of which $2.3 billion was utilized and included in short-term and long-term borrowings and $650.0 million was utilized for letters of credit for pledging of public funds as of March 31, 2025. These advances are secured by $17.0 billion of loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2025 while the long-term borrowings are scheduled to mature periodically through 2028. Effective interest rates paid on long-term fixed rate FHLB advances held during 2025 ranged from 3.69% to 4.69% for the three months ended March 31, 2025 and 3.69% and 4.88% for the year ended December 31, 2024. The effective interest rate paid on variable rate long-term FHLB advances was Overnight SOFR plus an average spread of 35 basis points for the three months ended March 31, 2025 compared to an average spread of 34 basis points for the year ended December 31, 2024.

The following table provides information relating to our senior notes and other subordinated debt as of March 31, 2025. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 9.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (6)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$350	8/25/2025	5.150%
5.722% Fixed-To-Floating Rate Senior Notes due December 11, 2030 (1)	500	497	497	12/11/2030	5.722%
Total senior notes	850	844	847
Other Subordinated Debt:
6.980% Fixed-To-Floating Rate Subordinated Notes due 2029 (2)	120	118	119	2/14/2029	6.980%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
7.582% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (3) (5)	25	26	24	12/6/2028	7.582%
5.000% Fixed-To-Floating Rate Subordinated Note due May 29, 2030 (4) (5)	25	24	25	5/29/2030	5.000%
Total other subordinated debt	270	266	268
Total	$1,120	$1,110	$1,115
(1) Fixed rate until December 11, 2029, at which time it converts to a floating rate determined by the Compounded SOFR plus 193 basis points.
(2) Floating rate effective February 14, 2024, determined by the Benchmark Replacement (three-month Chicago Mercantile Exchange (CME) term SOFR plus a tenor spread adjustment of 26 basis points) plus 240 basis points.
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
The following table provides information relating to the Trusts as of March 31, 2025:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	6.21%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	5.88%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	23	9/30/2035	6.02%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	6.04%	SOFR + 148 bps
Total	$77	$3	$73
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Other Credit Availability
Our banking affiliate has additional unused other wholesale credit availability of $6.3 billion as of March 31, 2025.

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	March 31, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$2,150	$6	$—	$2,400	$—	$6
Interest rate swaps – not designated	5,988	68	37	5,901	96	16
Total subject to master netting arrangements	8,138	74	37	8,301	96	22
Not subject to master netting arrangements:
Interest rate swaps – not designated	5,988	37	218	5,901	16	287
Interest rate lock commitments – not designated	413	4	1	417	1	4
Forward delivery commitments – not designated	449	—	1	486	4	—
Credit risk contracts – not designated	756	—	—	819	—	—
Total not subject to master netting arrangements	7,606	41	220	7,623	21	291
Total	$15,744	$115	$257	$15,924	$117	$313
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
The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
(in millions)	2025	2024		2025	2024
Derivatives in cash flow hedging relationships:
Interest rate contracts	$10	$(12)	Interest income (expense)	$(8)	$(9)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Three months ended March 31,
	2025		2024
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$480	$14	$481	$28
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(8)	—	(12)	4
As of March 31, 2025, the maximum length of time over which forecasted interest cash flows are hedged is 4.8 years. In the twelve months that follow March 31, 2025, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $8.1 million ($6.3 million net of tax), in association with interest on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to March 31, 2025.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the three months ended March 31, 2025 and 2024, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

Derivatives Not Designated as Hedging Instruments under GAAP
A description of interest rate swaps, interest rate lock commitments, forward delivery commitments and credit risk contracts can be found in Note 16, "Derivative Instruments and Hedging Activities" in the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025.
Interest rate swap agreements with loan customers and with the offsetting counterparties are reported at fair value in other assets and other liabilities on the Consolidated Balance Sheets with any resulting gain or loss recorded in current period earnings as other income or other expense.
Risk participation agreements sold with notional amounts totaling $577 million as of March 31, 2025 have remaining terms ranging from five months to 16 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0 at both March 31, 2025 and December 31, 2024. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at March 31, 2025 and $0.1 million and $0, respectively, at December 31, 2024.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Three Months Ended March 31,
(in millions)	Consolidated Statements of Income Location	2025	2024
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	(4)	4
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay nothing as of March 31, 2025 and $0.2 million as of December 31, 2024, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset: Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.
TABLE 10.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amount Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
March 31, 2025
Derivative Assets
Subject to master netting arrangement	$74	$—	$74	$33	$41	$—
Not subject to master netting arrangement	37	—	37
Total	$111	$—	$111

Derivative Liabilities
Subject to master netting arrangement	$37	$—	$37	$33	$4	$—
Not subject to master netting arrangement	218	—	218
Total	$255	$—	$255

December 31, 2024
Derivative Assets
Subject to master netting arrangement	$96	$—	$96	$16	$80	$—
Not subject to master netting arrangement	16	—	16
Total	$112	$—	$112

Derivative Liabilities
Subject to master netting arrangement	$22	$—	$22	$16	$6	$—
Not subject to master netting arrangement	287	—	287
Total	$309	$—	$309

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

Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	March 31, 2025	December 31, 2024
Commitments to extend credit	$14,143	$14,283
Standby letters of credit	291	271
At March 31, 2025, funding of 82.1% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $20.3 million at March 31, 2025 and $21.4 million at December 31, 2024. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputes, related to the assessment of mortgage lending activities during a four-year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. The settlement includes FNBPA's commitment to provide $11.75 million in subsidies on mortgages and home equity loans originated in the Charlotte and Winston-Salem, North Carolina markets beginning in 2024, continuing until the full amount has been deployed. This subsidy amount is part of our existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. Importantly, the settlement was not initiated through a referral by a federal bank regulatory agency or consumer complaint, and included no civil money penalties levied against FNBPA.
NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock unit awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 518,654 and 546,838 restricted stock units during the three months ended March 31, 2025 and 2024, respectively, including 311,194 and 328,104 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock. As of March 31, 2025, we had 8,304,879 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Three Months Ended March 31,
	2025		2024
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,571,311	$13.38	3,502,598	$12.89
Granted	518,654	15.82	546,838	14.00
Net adjustment	269,322	—	320,315	—
Vested	(821,979)	14.34	(873,153)	11.12
Forfeited/expired/canceled	(22,023)	12.70	(12,460)	12.04
Unvested units outstanding at end of period	3,515,285	13.62	3,484,138	13.04

The following table provides certain information related to restricted stock units:
TABLE 12.2

	Three Months Ended March 31,
(in millions)	2025	2024
Stock-based compensation expense	$10	$9
Tax benefit related to stock-based compensation expense	2	2
Fair value of units vested	12	11
As of March 31, 2025, there was $8.2 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of March 31, 2025 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,558,045	957,240	3,515,285
Unrecognized compensation expense	$8	$1	$9
Intrinsic value	$34	$13	$47
Weighted average remaining life (in years)	1.66	2.54	1.90
NOTE 13.      INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended March 31,
(dollars in millions)	2025	2024
Current income taxes:
Federal taxes	$19	$17
State taxes	2	2
Total current income taxes	21	19
Deferred income taxes:
Federal taxes	9	13
State taxes	1	2
Total deferred income taxes	10	15
Total income taxes	$31	$34
Statutory federal tax rate	21.0%	21.0%
Effective tax rate	20.9	21.5
Income tax expense was lower for the three months ended March 31, 2025 primarily due to lower pre-tax earnings.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $34.8 million and $57.9 million at March 31, 2025 and December 31, 2024, respectively.
NOTE 14.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2025
Balance at beginning of period	$(119)	$(15)	$(35)	$(169)
Other comprehensive income (loss) before reclassifications	33	8	1	42
Amounts reclassified from AOCI	—	6	—	6
Net current period other comprehensive income (loss)	33	14	1	48
Balance at end of period	$(86)	$(1)	$(34)	$(121)
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

The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended March 31,
(dollars in millions, except per share data)	2025	2024
Net income	$117	$122
Less: Preferred stock dividends	—	6
Net income available to common shareholders	$117	$116
Basic weighted average common shares outstanding	361,725,530	361,246,402
Net effect of dilutive stock options and restricted stock	1,343,074	1,372,876
Diluted weighted average common shares outstanding	363,068,604	362,619,278
Earnings per common share:
Basic	$0.32	$0.32
Diluted	$0.32	$0.32
There were no anti-dilutive shares for the three months ended March 31, 2025 and 2024.

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Three Months Ended March 31,
(in millions)	2025	2024
Interest paid on deposits and other borrowings	$238	$229
Transfers of loans to other real estate owned	—	1
Loans transferred to portfolio from held for sale	6	9
We did not have any restricted cash as of March 31, 2025 and 2024.
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
The interim segmentation and measurement basis for segment profit and loss as of March 31, 2025 is consistent to December 31, 2024.

The following table provides financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2025
Interest income	$558	$—	$—	$1	$559
Interest expense	221	—	—	15	236
Net interest income (loss)	337	—	—	(14)	323
Provision for credit losses	17	—	—	—	17
Non-interest income:
Service charges	22	—	—	—	22
Interchange and card transaction fees	12	—	—	—	12
Trust services	—	13	—	—	13
Insurance commissions and fees	—	—	6	—	6
Securities commissions and fees	—	9	—	—	9
Capital markets income	4	—	—	1	5
Mortgage banking operations	7	—	—	—	7
Other	18	—	—	(4)	14
Total non-interest income	63	22	6	(3)	88
Non-interest expense:
Salaries and employee benefits	121	10	4	—	135
Other	101	4	1	5	111
Total non-interest expense	222	14	5	5	246
Income tax expense (benefit)	34	2	—	(5)	31
Net income (loss)	$127	$6	$1	$(17)	$117

Total assets	$48,668	$50	$35	$267	$49,020
Total loans and leases	34,191	—	—	44	34,235
Total deposits	38,087	—	—	(848)	37,239
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	13,897	—	—	13,897

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated

At or for the Three Months Ended March 31, 2024
Interest income	$542	$—	$—	$1	$543
Interest expense	218	—	—	6	224
Net interest income (loss)	324	—	—	(5)	319
Provision for credit losses	14	—	—	—	14
Non-interest income:
Service charges	21	—	—	—	21
Interchange and card transaction fees	13	—	—	—	13
Trust services	—	11	—	—	11
Insurance commissions and fees	—	—	7	—	7
Securities commissions and fees	—	8	—	—	8
Capital markets income	5	—	—	1	6
Mortgage banking operations	8	—	—	—	8
Other	16	—	—	(2)	14
Total non-interest income	63	19	7	(1)	88
Non-interest expense:
Salaries and employee benefits	115	11	3	—	129
Other	100	2	1	5	108
Total non-interest expense	215	13	4	5	237
Income tax expense (benefit)	34	2	1	(3)	34
Net income (loss)	$124	$4	$2	$(8)	$122

Total assets	$45,639	$43	$33	$181	$45,896
Total loans and leases	32,541	—	—	43	32,584
Total deposits	35,049	—	—	(314)	34,735
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	13,515	—	—	13,515
(1) The assets under administration are not held on our Consolidated Balance Sheets.

NOTE 18.    FAIR VALUE MEASUREMENTS
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$275	$—	$—	$275
U.S. government agencies	—	50	—	50
U.S. government-sponsored enterprises	—	302	—	302
Residential MBS:
Agency MBS	—	698	—	698
Agency collateralized mortgage obligations	—	678	—	678
Agency commercial MBS	—	1,415	—	1,415
States of the U.S. and political subdivisions (municipals)	—	19	—	19
Other debt securities	—	40	—	40
Total debt securities available for sale	275	3,202	—	3,477
Loans held for sale	—	189	—	189
Loans receivable	—	—	59	59
Derivative financial instruments
Trading	—	104	—	104
Not for trading	—	7	4	11
Total derivative financial instruments	—	111	4	115
Total assets measured at fair value on a recurring basis	$275	$3,502	$63	$3,840
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$255	$—	$255
Not for trading	—	1	1	2
Total derivative financial instruments	—	256	1	257
Total liabilities measured at fair value on a recurring basis	$—	$256	$1	$257

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$274	$—	$—	$274
U.S. government agencies	—	53	—	53
U.S. government-sponsored enterprises	—	300	—	300
Residential MBS:
Agency MBS	—	694	—	694
Agency collateralized mortgage obligations	—	698	—	698
Agency commercial MBS	—	1,388	—	1,388
States of the U.S. and political subdivisions (municipals)	—	22	—	22
Other debt securities	—	37	—	37
Total debt securities available for sale	274	3,192	—	3,466
Loans held for sale	—	214	—	214
Loans receivable	—	—	53	53
Derivative financial instruments
Trading	—	112	—	112
Not for trading	—	4	1	5
Total derivative financial instruments	—	116	1	117
Total assets measured at fair value on a recurring basis	$274	$3,522	$54	$3,850
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$303	$—	$303
Not for trading	—	6	4	10
Total derivative financial instruments	—	309	4	313
Total liabilities measured at fair value on a recurring basis	$—	$309	$4	$313

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Other Debt Securities	Loans Receivable	Interest Rate Lock Commitments	Total
Three Months Ended March 31, 2025
Balance at beginning of period	$—	$53	$1	$54
Purchases, issuances, sales and settlements:
Issuances	—	—	4	4
Settlements	—	—	(1)	(1)
Transfers into Level 3	—	6	—	6
Balance at end of period	$—	$59	$4	$63
Year Ended December 31, 2024
Balance at beginning of period	$—	$—	$5	$5
Purchases, issuances, sales and settlements:
Issuances	—	—	1	1
Settlements	—	—	(5)	(5)
Transfers into Level 3	—	53	—	53
Balance at end of period	$—	$53	$1	$54
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first three months of 2025, $5.6 million was transferred to loans receivable measured using the fair value option at Level 3, compared to $46.5 million during the first three months of 2024.
From time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
March 31, 2025
Collateral dependent loans	$—	$—	$112	$112
Other assets - MSRs	—	—	19	19
Other assets - SBA servicing asset	—	—	1	1
December 31, 2024
Collateral dependent loans	$—	$—	$105	$105
Other assets - MSRs	—	—	1	1
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the three months or twelve months ended March 31, 2025 and December 31, 2024, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2025 had a carrying amount of $112.0 million, which includes an allocated ACL of $23.1 million. The ACL includes a provision applicable to the current period fair value measurements of $9.8 million, which was included in provision for credit losses for the three months ended March 31, 2025.
MSRs measured at fair value on a non-recurring basis had a carrying value of $18.7 million, and a valuation allowance of $0.2 million as of March 31, 2025. The valuation allowance includes a provision of $0.1 million included in earnings for 2025.
Fair Value of Financial Instruments
Refer to Note 26, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.
The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Financial Assets
Cash and cash equivalents	$2,445	$2,445	$2,445	$—	$—
Debt securities available for sale	3,477	3,477	275	3,202	—
Debt securities held to maturity	4,029	3,735	1	3,734	—
Net loans and leases, including loans held for sale	33,996	33,121	—	189	32,932
Loan servicing rights	74	86	—	—	86
Derivative assets	115	115	—	111	4
Accrued interest receivable	166	166	166	—	—
Financial Liabilities
Deposits	37,239	37,204	29,934	7,270	—
Short-term borrowings	1,969	1,969	1,969	—	—
Long-term borrowings	2,514	2,523	—	1,251	1,272
Derivative liabilities	257	257	—	256	1
Accrued interest payable	61	61	61	—	—
December 31, 2024
Financial Assets
Cash and cash equivalents	$2,419	$2,419	$2,419	$—	$—
Debt securities available for sale	3,466	3,466	274	3,192	—
Debt securities held to maturity	3,979	3,644	1	3,643	—
Net loans and leases, including loans held for sale	33,734	32,648	—	214	32,434
Loan servicing rights	72	88	—	—	88
Derivative assets	117	117	—	116	1
Accrued interest receivable	164	164	164	—	—
Financial Liabilities
Deposits	37,107	37,070	29,607	7,463	—
Short-term borrowings	1,256	1,256	1,256	—	—
Long-term borrowings	3,012	3,004	—	1,748	1,256
Derivative liabilities	313	313	—	309	4
Accrued interest payable	65	65	65	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the three-month periods ended March 31, 2025 and 2024. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025. Our results of operations for the three months ended March 31, 2025 are not necessarily indicative of results expected for the full year.
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
•changes in market interest rates and the unpredictability of monetary, tax and other policies of government agencies, including tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions;
•the impact of changes in interest rates on the value of our investment securities portfolios;
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
•changes and instability in economic conditions and financial markets, in the regions in which we operate or otherwise, including a contraction of economic activity and economic downturn;
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
•the risks associated with acquiring other banks and financial services businesses, including integration into our existing operations;
•the extensive federal and state regulations, supervision and examination governing almost every aspect of our operations, and potential expenses associated with complying with such regulations;
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
We caution that the risks identified here are not exhaustive of the types of risks that may adversely impact us and actual results may differ materially from those expressed or implied as a result of these risks and uncertainties, including, but not limited to, the risk factors and other uncertainties described under Item 1A. Risk Factors and the Risk Management sections of our 2024 Annual Report on Form 10-K (including the MD&A section), our subsequent 2025 Quarterly Reports on Form 10-Q (including the risk factors and risk management discussions) and our other 2025 filings with the SEC, which are available on our corporate website at https://www.fnb-online.com/about-us/investor-information/reports-and-filings or the SEC's website at www.sec.gov. We have included our web address as an inactive textual reference only. Information on our website is not part of our SEC filings.
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
A description of our critical accounting policies is included in the MD&A section of our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025 under the heading “Application of Critical Accounting Policies”. There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since December 31, 2024.
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
Management believes certain items (e.g. FDIC special assessment) are not organic to running our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP). Taxable-equivalent amounts for 2025 and 2024 were calculated using a federal statutory income tax rate of 21%.

FINANCIAL SUMMARY
Net income available to common shareholders for the first quarter of 2025 was $116.5 million, or $0.32 per diluted common share, compared to net income available to common shareholders for the first quarter of 2024 of $116.3 million, or $0.32 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.32 for the first quarter of 2025, with no significant items impacting earnings, while the first quarter of 2024 was $0.34, excluding $0.02 of significant items impacting earnings.
Our tangible book value per common share (non-GAAP) grew 12.3% year-over-year to $10.83 and we produced a record CET1 regulatory capital ratio at 10.7% and tangible common equity to tangible assets ratio (non-GAAP) at 8.4%. During the first quarter, we generated sequential and year-over-year revenue growth with net interest income expansion and solid non-interest income which benefited from the continuous strategic investments made to develop and expand high-value advisory businesses. The first quarter’s annualized loan and deposit growth of 3.5% and 1.4%, respectively, in a seasonally slower quarter, demonstrated our successful focus on leveraging our technology and digital banking platform to enhance the customer experience and drive primacy. Our comprehensive and conservative approach to credit risk management led to strong and stable asset quality with net-charge-offs at a solid 0.15%. We remain prepared for a broad range of economic scenarios given our diversified and granular deposit base, consistent and conservative underwriting, solid capital and liquidity levels and sound risk management policies and governance.
Income Statement Highlights
•Net interest income totaled $323.8 million, an increase of $1.6 million, or 0.5%, from the prior quarter, primarily due to a lower cost of funds more than offsetting the impact of lower yields on earning assets and two less days in the current quarter. The FOMC lowered the target Federal Funds interest rate by 100 basis points in the latter half of 2024.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) remained stable down only 1 basis point to 3.03%, reflecting an 11 basis point decline in the total yield on earning assets (non-GAAP) and a 10 basis point decrease in the total cost of funds.
•The provision for credit losses was $17.5 million, a decrease of $4.8 million from the prior quarter, with net charge-offs of $12.5 million, or 0.15% annualized of total average loans, compared to $20.6 million, or 0.24% annualized, in the prior quarter.
•Non-interest income totaled $87.8 million, a slight decrease of 0.1% from the year-ago quarter, benefiting from our diversified business model and related revenue generation, including record wealth management revenues, which offset lower capital markets income due to lower commercial customer activity in the current macroeconomic environment.
•The efficiency ratio (non-GAAP) was seasonally higher but remained at a solid level of 58.5%, compared to 56.0% for the year-ago quarter and 56.9% for the prior quarter.

Balance Sheet Highlights
•Period-end total loans and leases increased $1.7 billion, or 5.1%, compared to March 31, 2024. Consumer loans increased $964.6 million, or 8.0%, net of a $431 million indirect auto loan sale that closed in the third quarter of 2024, and commercial loans and leases increased $686.6 million, or 3.3%. Our loan growth was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
•On a linked-quarter basis, period-end total loans and leases increased $296.4 million, or 3.5% annualized, with an increase in consumer loans of $224.3 million and commercial loans and leases of $72.1 million.
•Period-end total deposits increased $2.5 billion, or 7.2%, compared to March 31, 2024, driven by an increase of $2.2 billion in interest-bearing demand deposits and $0.6 billion in time deposits, more than offsetting the decline in savings deposits of $242.4 million and $115.1 million in non-interest-bearing demand deposits, as customers continued to opt for higher-yielding deposit products.
•On a linked-quarter basis, period-end total deposits increased $131.7 million, or 1.4% annualized, with increases in interest-bearing demand deposits of $251.9 million and non-interest-bearing demand deposits of $105.8 million in a seasonally slow quarter, more than offsetting the decline in time deposits of $194.8 million and savings deposits of $31.1 million. The ratio of non-interest-bearing demand deposits to total deposits was stable at 26% at March 31, 2025, compared to the prior quarter end.
•The loan-to-deposit ratio was 92% at March 31, 2025, compared to the prior quarter at 91%, and 94% at March 31, 2024.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO was consistent with the prior quarter at 0.48%. Total delinquency increased 11 basis points to 0.75%, compared to 0.64% at March 31, 2024, but declined 8 basis points from the prior quarter. The overall asset quality metrics continue to remain at solid levels.
•The ACL on loans and leases was $428.9 million, an increase of $22.6 million compared to March 31, 2024, with the ratio of the ACL to total loans and leases stable at 1.25%.
•Tangible book value per common share (non-GAAP) of $10.83, increased $1.19, or 12.3%, compared to March 31, 2024. AOCI reduced the tangible book value per common share (non-GAAP) by $0.34 as of March 31, 2025, primarily due to the impact of higher interest rates on the fair value of AFS securities, compared to a $0.70 reduction as of March 31, 2024, and $0.47 as of December 31, 2024.
•Record capital levels with the CET1 regulatory capital ratio at 10.70%. The tangible common equity to tangible assets ratio (non-GAAP) equaled 8.37%.
•During the first quarter of 2025, we repurchased 0.7 million shares of common stock at a weighted average share price of $13.48 for $10.0 million while maintaining capital above stated operating levels and supporting loan growth in the quarter.

TABLE 1

	Three Months Ended March 31,
Quarterly Results Summary	2025	2024
Reported results
Net income available to common shareholders (millions)	$116.5	$116.3
Earnings per diluted common share	0.32	0.32
Book value per common share	17.86	16.71
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	116.5	122.7
Operating earnings per diluted common share	0.32	0.34
Average diluted common shares outstanding (thousands)	363,069	362,619
Significant items impacting earnings(1) (millions)
Preferred dividend equivalent at redemption	$—	$(4.0)
Pre-tax branch consolidation costs	—	(1.2)
After-tax impact of branch consolidation costs	—	(0.9)
Pre-tax FDIC assessment	—	(4.4)
After-tax impact of FDIC assessment	—	(3.5)
Pre-tax reduction of previous estimated loss on indirect auto loan sale	—	2.6
After-tax impact of previous estimated loss on indirect auto loan sale	—	2.1
Total significant items after-tax	$—	$(6.3)
Capital measures
CET1 capital ratio	10.70%	10.21%
Tangible common equity to tangible assets (non-GAAP)	8.37	7.99
Tangible book value per common share (non-GAAP)	$10.83	$9.64

(1) Favorable (unfavorable) impact on earnings
RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024
Net income available to common shareholders for the first three months of 2025 was $116.5 million, or $0.32 per diluted common share, compared to $116.3 million, or $0.32 per diluted common share for the first three months of 2024. On an operating basis (non-GAAP), net income available to common shareholders for the first three months of 2025 was $116.5 million, or $0.32 per diluted common share, compared to $122.7 million or $0.34 per diluted common share for the first three months of 2024. Net interest income totaled $323.8 million, an increase of $4.8 million, or 1.5%, compared to $319.0 million reflecting growth in earning assets partially offset by higher deposit costs resulting from balance growth in higher yielding deposit products. The net interest margin (FTE) (non-GAAP) decreased 15 basis points to 3.03%, as the yield on earning assets (non-GAAP) declined 17 basis points to 5.23%, driven by a 25 basis point decline in yields on loans to 5.68%, offset by a 35 basis point increase in yields on investment securities to 3.41%. Total cost of funds decreased 1 basis point to 2.32% with a 6 basis point decrease in interest-bearing deposit costs to 2.76%, and a decrease of 8 basis points in total borrowing costs. The provision for credit losses for the first three months of 2025 totaled $17.5 million, compared to $13.9 million with net charge-offs of $12.5 million, or 0.15% annualized of total average loans, compared to $12.8 million, or 0.16% annualized. Non-interest income totaled $87.8 million, stable compared to $87.9 million, reflecting increased service charges, strong wealth management revenues and elevated life insurance claims on bank owned life insurance. Non-interest expense totaled $246.8 million, increasing $9.7 million, or 4.1%. On an operating basis (non-GAAP), non-interest expense increased $12.7 million, or 5.4%, compared to the first three months of 2024 as the year-ago quarter included significant items impacting earnings of $3.0 million. ~~S~~alaries and benefits increased $6.0 million, or 4.7%, primarily reflecting strategic hiring associated with our efforts to grow market share and continued investments in our risk management infrastructure as well as higher performance and production-related compensation. Additionally, outside services increased $3.5 million, or 15.1%, and net occupancy and equipment expense increased $2.3 million, or 5.2%.

Financial highlights are summarized below:
TABLE 2

	Three Months Ended March 31,		$	%
(dollars in thousands, except per share data)	2025	2024	Change	Change
Net interest income	$323,845	$319,008	$4,837	1.5%
Provision for credit losses	17,489	13,890	3,599	25.9
Non-interest income	87,766	87,862	(96)	(0.1)
Non-interest expense	246,811	237,096	9,715	4.1
Income taxes	30,796	33,553	(2,757)	(8.2)
Net income	116,515	122,331	(5,816)	(4.8)
Less: Preferred stock dividends	—	6,005	(6,005)	(100.0)
Net income available to common shareholders	$116,515	$116,326	$189	0.2%
Earnings per common share – Basic	$0.32	$0.32	$—	—%
Earnings per common share – Diluted	0.32	0.32	—	—
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended March 31,
	2025	2024
Return on average equity	7.42%	8.15%
Return on average tangible common equity (1)	12.62	14.00
Return on average assets	0.97	1.08
Return on average tangible assets (1)	1.06	1.17
Equity to assets	13.09	13.09
Average equity to average assets	13.14	13.22
Tangible common equity to tangible assets (1)	8.37	7.99
CET1 capital ratio	10.70	10.21
Dividend payout ratio	37.75	37.76
Book value per common share	$17.86	$16.71
Tangible book value per common share (1)	10.83	9.64
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,741,006	$17,073	3.98%	$872,353	$9,178	4.23%
Taxable investment securities (1)	6,437,681	54,635	3.40	6,121,568	45,825	2.99
Tax-exempt investment securities (1)(2)	1,010,117	8,764	3.47	1,041,224	8,971	3.45
Loans held for sale	203,579	3,884	7.63	237,106	4,287	7.25
Loans and leases (2) (3)	34,050,781	478,065	5.68	32,380,951	478,146	5.93
Total interest-earning assets (2)	43,443,164	562,421	5.23	40,653,202	546,407	5.40
Cash and due from banks	393,846			410,680
Allowance for credit losses	(428,903)			(409,865)
Premises and equipment	538,394			469,516
Other assets	4,535,697			4,554,056
Total assets	$48,482,198			$45,677,589
Liabilities
Deposits:
Interest-bearing demand	$16,901,025	108,828	2.61	$14,554,457	94,742	2.62
Savings	3,196,361	8,133	1.03	3,411,870	9,999	1.18
Certificates and other time	7,223,878	68,867	3.87	6,299,280	65,657	4.19
Total interest-bearing deposits	27,321,264	185,828	2.76	24,265,607	170,398	2.82
Short-term borrowings	1,374,269	14,103	4.14	2,400,104	27,701	4.63
Long-term borrowings	2,828,002	35,662	5.11	2,057,817	26,390	5.16
Total interest-bearing liabilities	31,523,535	235,593	3.03	28,723,528	224,489	3.14
Non-interest-bearing demand deposits	9,647,959			9,939,350
Total deposits and borrowings	41,171,494		2.32	38,662,878		2.33
Other liabilities	938,559			975,138
Total liabilities	42,110,053			39,638,016
Shareholders’ equity	6,372,145			6,039,573
Total liabilities and shareholders’ equity	$48,482,198			$45,677,589
Net interest-earning assets	$11,919,629			$11,929,674
Net interest income (FTE) (2)		326,828			321,918
Tax-equivalent adjustment		(2,983)			(2,910)
Net interest income		$323,845			$319,008
Net interest spread			2.20%			2.26%
Net interest margin (2)			3.03%			3.18%
(1)The average balances and yields earned on investment securities are based on historical cost.
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $326.8 million, increasing $4.9 million, or 1.5%, reflecting growth in earning assets partially offset by higher deposit costs resulting from balance growth in higher yielding deposit products. Average earning assets grew $2.8 billion, or 6.9%, primarily driven by loan growth. Additionally, we reinvested the proceeds of the AFS securities sold in November 2024 as part of our balance sheet repositioning with an average yield of 1.41% into securities yielding 4.78% with a similar duration and convexity profile. Average interest-bearing demand deposits increased $2.3 billion, or 16.1%, with customers continuing to migrate into higher-yielding deposit products. Total average borrowings decreased $255.7 million primarily due to a decrease in FHLB borrowings, partially offset by an increase in senior debt. The net interest margin (FTE) (non-GAAP) decreased 15 basis points to 3.03%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$8,443	$(548)	$7,895
Investment securities (2)	2,371	6,232	8,603
Loans held for sale	1,786	(2,189)	(403)
Loans and leases (2)	(566)	485	(81)
Total interest income (2)	12,034	3,980	16,014
Interest Expense (1)
Deposits:
Interest-bearing demand	20,043	(5,957)	14,086
Savings	(240)	(1,626)	(1,866)
Certificates and other time	7,354	(4,144)	3,210
Short-term borrowings	(12,250)	(1,348)	(13,598)
Long-term borrowings	9,394	(122)	9,272
Total interest expense	24,301	(13,197)	11,104
Net change (2)	$(12,267)	$17,177	$4,910
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
Interest income on an FTE basis (non-GAAP) of $562.4 million, increased $16.0 million, or 2.9%, resulting from growth in average earning assets of $2.8 billion. The increase in earning assets was primarily driven by a $1.7 billion, or 5.2%, increase in average loans and leases and an increase of $868.7 million in average cash balances. Average commercial loan growth of $725.9 million, or 3.5%, included increases of $430.7 million in commercial real estate, $174.6 million in commercial and industrial loans and $107.5 million in commercial leases. The increase in average commercial loans and leases was driven by activity across the footprint, including the South Carolina and eastern North Carolina markets with strong contributions from our commercial leasing team. The increase in commercial real estate included fundings on previously originated construction projects. Average consumer loans increased $943.9 million, or 7.9%, with a $1.3 billion increase in residential mortgages largely due to the continued successful execution in key markets and long-standing strategy of serving the purchase market. Average indirect installment loans decreased $378.7 million, or 33.3%, reflecting the $431 million sale that closed in the third quarter of 2024, partially offset by new organic growth in the portfolio. The yield on average earning assets (non-GAAP) decreased 17 basis points to 5.23%, driven by a 25-basis point decline in yields on loans to 5.68%, partially offset by a 35 basis point increase in yields on investment securities to 3.41%.

Interest expense of $235.6 million increased $11.1 million primarily due to an increase in average interest-bearing deposits. Average total deposits increased $2.8 billion, or 8.1%, reflecting robust organic growth in new and existing customer relationships. The growth in average interest-bearing demand deposits of $2.3 billion and average time deposits of $924.6 million more than offset the decline in average non-interest-bearing demand deposits of $291.4 million and average savings deposits of $215.5 million as customers continued to migrate balances into higher-yielding products. The funding mix has slightly shifted with non-interest-bearing demand deposits comprising 26% of total deposits at March 31, 2025, compared to 29% at March 31, 2024. Average short-term borrowings decreased $1.0 billion, or 42.7%, primarily reflecting a decrease in FHLB borrowings. Average long-term borrowings increased $770.2 million, or 37.4%, primarily reflecting the December 2024 issuance of $500 million aggregate principal amount of 5.722% fixed rate / floating rate senior notes due in 2030. The rate paid on interest-bearing liabilities decreased 11 basis points from 3.14% to 3.03%. The total cost of funds decreased 1 basis point to 2.32%, with a decrease of 8 basis points in total borrowing costs and a 6 basis point decrease in interest-bearing deposit costs to 2.76%.
Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended March 31,		$	%
(dollars in thousands)	2025	2024	Change	Change
Provision for credit losses on loans and leases	$18,619	$13,509	$5,110	37.8%
Provision for unfunded loan commitments	(1,125)	387	(1,512)	(390.7)
Total provision for credit losses on loans and leases	17,494	13,896	3,598	25.9
Provision for investment securities	(5)	(7)	2	(28.6)
Total provision for credit losses	$17,489	$13,889	$3,600	25.9%
Net loan charge-offs	$12,539	$12,776	$(237)	(1.9)%
Net loan charge-offs (annualized) / total average loans and leases	0.15%	0.16%
The provision for credit losses was $17.5 million, compared to $13.9 million for the first three months of 2024. The provision for credit losses for the first three months of 2025 was primarily due to loan growth and net charge-off activity. The first three months of 2025 reflected net charge-offs of $12.5 million, or 0.15% annualized of total average loans, compared to $12.8 million, or 0.16% annualized, in the first three months of 2024. The ACL on loans and leases was $428.9 million, an increase of $22.6 million, with the ratio of the ACL to total loans and leases remaining stable at 1.25%.

Non-Interest Income
The breakdown of non-interest income for the three months ended March 31, 2025 and 2024 is presented in the following table:
TABLE 7

	Three Months Ended March 31,		$	%
(dollars in thousands)	2025	2024	Change	Change
Service charges	$22,355	$20,569	$1,786	8.7%
Interchange and card transaction fees	12,370	12,700	(330)	(2.6)
Trust services	12,400	11,424	976	8.5
Insurance commissions and fees	5,793	6,752	(959)	(14.2)
Securities commissions and fees	8,820	8,155	665	8.2
Capital markets income	5,323	6,331	(1,008)	(15.9)
Mortgage banking operations	6,993	7,914	(921)	(11.6)
Dividends on non-marketable equity securities	5,560	6,193	(633)	(10.2)
Bank owned life insurance	5,350	3,343	2,007	60.0
Other	2,802	4,481	(1,679)	(37.5)
Total non-interest income	$87,766	$87,862	$(96)	(0.1)%
Total non-interest income was stable with a $0.1 million, or 0.1%, decline. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges increased $1.8 million, or 8.7%, primarily due to strong treasury management activity and higher consumer transaction volumes.
Wealth management revenues increased $1.6 million, or 8.4%, to a record $21.2 million as trust income and securities commissions and fees increased 8.5% and 8.2%, respectively, through continued strong contributions across the geographic footprint. Additionally, the market value of assets under administration increased $382.0 million, or 2.8%, to $13.9 billion.
Insurance commissions and fees decreased $1.0 million, or 14.2%, primarily due to lower contingent fees during the first three months of 2025.
Capital markets income decreased $1.0 million, or 15.9%, reflecting lower commercial customer transaction activity in the current macroeconomic environment.
Mortgage banking operations income decreased $0.9 million, or 11.6%, as lower gain-on-sale margins were partially offset by higher sold loan volume. During the first three months of 2025, we sold $344.5 million of residential mortgage loans, a 4.6% increase compared to $329.2 million for the same period of 2024.
Bank owned life insurance increased $2.0 million due to elevated life insurance claims.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended March 31, 2025 and 2024 is presented in the following table:
TABLE 8

	Three Months Ended March 31,		$	%
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$135,135	$129,126	$6,009	4.7%
Net occupancy	19,758	19,595	163	0.8
Equipment	25,885	23,772	2,113	8.9
Outside services	26,341	22,880	3,461	15.1
Marketing	4,573	5,431	(858)	(15.8)
FDIC insurance	8,483	12,662	(4,179)	(33.0)
Bank shares and franchise taxes	4,136	4,126	10	0.2
Other	22,500	19,504	2,996	15.4
Total non-interest expense	$246,811	$237,096	$9,715	4.1%
Total non-interest expense of $246.8 million for the first three months of 2025 increased $9.7 million, a 4.1% increase from the same period of 2024. On an operating basis, non-interest expense (non-GAAP) increased $12.7 million, or 5.4%, when adjusting for significant items of $3.0 million in the first three months of 2024. See Table 9 in this section for a list of the significant items impacting earnings. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $6.0 million, or 4.7%, primarily reflecting strategic hiring associated with our efforts to grow market share and continued investments in our risk management infrastructure, as well as higher performance and production-related compensation. Included in salaries and employee benefits in the first quarter of 2025 and 2024 were $7.6 million and $6.9 million, respectively, related to normal seasonal long-term compensation expense.
Net occupancy and equipment expense of $45.6 million increased $2.3 million, or 5.2%, largely from technology-related investments and increased occupancy costs.
Outside services increased $3.5 million, or 15.1%, with higher volume-related technology and third-party costs associated with ongoing investments in our ERM Framework.
Marketing expense of $4.6 million decreased $0.9 million, or 15.8%, primarily due the timing of certain marketing campaigns.
FDIC insurance decreased $4.2 million, or 33.0%, primarily due to special assessment expense of $4.4 million in 2024 to further replenish the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023 based on updated loss information provided by the FDIC.
Other non-interest expense was $22.5 million and $19.5 million for the first three months of 2025 and 2024, respectively. The first three months of 2024 included a $2.6 million reduction to the previously estimated loss on the indirect auto loan sale.

The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 9

	Three Months Ended March 31,		$	%
(dollars in thousands)	2025	2024	Change	Change
Total non-interest expense, as reported	$246,811	$237,096	$9,715	4.1%
Significant items:
Branch consolidations	—	(1,194)	1,194
FDIC special assessment	—	(4,408)	4,408
Reduction in previously estimated loss on indirect auto loan sale	—	2,603	(2,603)
Total non-interest expense, excluding significant items (1)	$246,811	$234,097	$12,714	5.4%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Income tax expense	$30,796	$33,553
Effective tax rate	20.9%	21.5%
Statutory federal tax rate	21.0	21.0
Income tax expense was lower for the three months ended March 31, 2025 primarily due to lower pre-tax earnings.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 11

(dollars in millions)	March 31, 2025	December 31, 2024	$ Change	% Change
Assets
Cash and cash equivalents	$2,445	$2,419	$26	1.1%
Investment securities	7,506	7,445	61	0.8
Loans held for sale	190	218	(28)	(12.8)
Loans and leases, net	33,806	33,516	290	0.9
Goodwill and other intangibles	2,526	2,529	(3)	(0.1)
Other assets	2,547	2,498	49	2.0
Total Assets	$49,020	$48,625	$395	0.8%
Liabilities and Shareholders’ Equity
Deposits	$37,239	$37,107	$132	0.4%
Borrowings	4,483	4,268	215	5.0
Other liabilities	880	948	(68)	(7.2)
Total Liabilities	42,602	42,323	279	0.7
Shareholders’ Equity	6,418	6,302	116	1.8
Total Liabilities and Shareholders’ Equity	$49,020	$48,625	$395	0.8%
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
Following is a summary of loans and leases:
TABLE 12

(dollars in millions)	March 31, 2025	December 31, 2024	$ Change	% Change
Commercial real estate	$12,652	$12,705	$(53)	(0.4)%
Commercial and industrial	7,628	7,550	78	1.0
Commercial leases	782	765	17	2.2
Other	174	144	30	20.8
Total commercial loans and leases	21,236	21,164	72	0.3
Direct installment	2,656	2,676	(20)	(0.7)
Residential mortgages	8,184	7,986	198	2.5
Indirect installment	776	739	37	5.0
Consumer lines of credit	1,383	1,374	9	0.7
Total consumer loans	12,999	12,775	224	1.8
Total loans and leases	$34,235	$33,939	$296	0.9%
The growth in commercial loans and leases was across our footprint. Our commercial real estate portfolio included $8.9 billion of non-owner-occupied loans of which 18.4% represented office loans. Our top 25 non-owner-occupied commercial real estate loans averaged approximately $22 million per exposure with the office component primarily made up of mid-sized offices located outside of central business districts with 44% of the office portfolio averaging less than $5 million per exposure. For consumer lending, average residential mortgages increased $1.3 billion, compared to the three months ended March 31, 2024, largely due to the continued successful execution in key markets and long-standing strategy of serving the purchase market.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 13

(dollars in millions)	March 31, 2025	December 31, 2024	$ Change	% Change
Commercial real estate	$82	$88	$(6)	(6.8)%
Commercial and industrial	51	51	—	—
Commercial leases	3	3	—	—
Other	2	2	—	—
Total commercial loans and leases	138	144	(6)	(4.2)
Direct installment	3	2	1	50.0
Residential mortgages	14	7	7	100.0
Indirect installment	2	2	—	—
Consumer lines of credit	4	4	—	—
Total consumer loans	23	15	8	53.3
Total non-performing loans and leases	161	159	2	1.3
Other real estate owned	2	3	(1)	(33.3)
Total non-performing assets	$163	$162	$1	0.6%
Non-performing assets increased slightly, $0.8 million, from $162.4 million at December 31, 2024 to $163.2 million at March 31, 2025, remaining at or near historically low levels.
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
At March 31, 2025 and December 31, 2024, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at March 31, 2025, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.0% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 4.9% over our R&S forecast period, (iii) S&P Volatility, which increases 25.1% in 2025 and 0% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2024 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.

Following is a summary of certain data related to the ACL and loans and leases:
TABLE 14

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Three Months Ended March 31,		Three Months Ended March 31,		March 31,
(dollars in millions)	2025	2024	2025	2024	2025
Commercial real estate	$7.2	$6.7	0.09%	0.08%	$173.4
Commercial and industrial	1.8	3.1	0.02	0.04	88.6
Commercial leases	0.1	0.2	—	—	22.8
Other commercial	0.8	0.6	0.01	0.01	4.4
Direct installment	0.3	—	—	—	28.1
Residential mortgages	0.3	—	—	—	94.1
Indirect installment	1.8	2.3	0.02	0.03	9.2
Consumer lines of credit	0.2	(0.1)	—	—	8.3
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$12.5	$12.8	0.15%	0.16%	$428.9
Allowance for credit losses/total loans and leases			1.25%	1.25%
Allowance for credit losses/non-performing loans			266.93%	388.61%
The ACL on loans and leases of $428.9 million at March 31, 2025 increased $6.1 million, or 1.4%, from December 31, 2024. Our ending ACL coverage ratio was stable at 1.25% at both March 31, 2025 and December 31, 2024. The ACL as a percentage of non-performing loans for the total portfolio increased to 267% as of March 31, 2025, compared to 265% as of December 31, 2024.
Total provision for credit losses for the three months ended March 31, 2025 was $17.5 million, compared to $13.9 million for the same period in 2024. Net charge-offs were $12.5 million for the three months ended March 31, 2025, compared to $12.8 million for the first three months of 2024.
As a result of potential tariffs, U.S. Department of Government Efficiency (DOGE) activity and other governmental policies, we completed an evaluation of the potential credit quality impacts on our loan portfolio during the first quarter. Early in the first quarter of 2025, we instituted a mandatory assessment around potential tariffs into our underwriting process. Additionally, we identified five sectors that we determined would be most impacted in our commercial and industrial (C&I) portfolio, and surveyed customers representing approximately 50% of our C&I portfolio exposures. As a result, we estimated that less than 5% of the exposures would have high direct impacts from tariffs and concluded that FNB remained well-positioned at this point in time, with manageable exposure to the most heavily tariff-impacted businesses and consumer portfolios. We will continue to diligently monitor our loan portfolio and engage in active dialogue with our customers. A wider credit quality impact could result from a slowing or a recessionary macroeconomic environment, which we monitor via our ongoing quarterly stress testing process.

Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 15

(in millions)	March 31, 2025	December 31, 2024	$ Change	% Change
Non-interest-bearing demand	$9,867	$9,761	$106	1.1%
Interest-bearing demand	16,920	16,668	252	1.5
Savings	3,147	3,178	(31)	(1.0)
Certificates and other time deposits	7,305	7,500	(195)	(2.6)
Total deposits	$37,239	$37,107	$132	0.4%
Total deposits increased $131.7 million, or 0.4%, from December 31, 2024, due to growth in new and existing customer relationships more than offsetting the normal seasonal outflows in the first quarter of the year. We ended the quarter with approximately 77% of all deposits insured by the FDIC or collateralized.
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
Pursuant to and in compliance with applicable SEC laws, rules and regulations, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On December 11, 2024, we completed a registered debt offering in which we issued $500 million aggregate principal amount of 5.722% fixed rate / floating rate senior notes due in 2030. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $496.7 million. These proceeds are expected to be used for general corporate purposes, which may include investments at the holding company level, capital to support the growth of FNBPA and refinancing of outstanding indebtedness.
Since inception of our $300 million stock purchase program, we repurchased 14.4 million shares at a weighted average share price of $11.43 for $174.3 million, with $125.7 million remaining for repurchase under this program. During the first quarter of 2025, we repurchased 0.7 million shares at a weighted average share price of $13.48 for $10.0 million. Any repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 requires a 1% excise tax on stock repurchases.
On February 15, 2024, we redeemed all our 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock in the amount of $111 million. The preferred stock is no longer outstanding and dividends will no longer accrue on such securities.
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
At March 31, 2025, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
In this volatile economic and uncertain environment, we frequently run stress tests for a variety of economic situations, including severely adverse scenarios. Under these scenarios, the results of these stress tests indicate that our regulatory capital ratios would remain above the regulatory requirements and we would be able to maintain appropriate liquidity levels, demonstrating our expected ability to continue to support our customers and communities under stressful financial conditions.

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 16

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025
F.N.B. Corporation
Total capital	$4,693	12.47%	$3,762	10.00%	$3,951	10.50%
Tier 1 capital	4,026	10.70	2,257	6.00	3,198	8.50
CET1	4,026	10.70	n/a	n/a	2,634	7.00
Leverage	4,026	8.72	n/a	n/a	1,848	4.00
Risk-weighted assets	37,625
FNBPA
Total capital	$4,882	13.07%	$3,734	10.00%	$3,921	10.50%
Tier 1 capital	4,025	10.78	2,987	8.00	3,174	8.50
CET1	3,944	10.56	2,427	6.50	2,614	7.00
Leverage	4,024	8.76	2,296	5.00	1,837	4.00
Risk-weighted assets	37,342
As of December 31, 2024
F.N.B. Corporation
Total capital	$4,635	12.35%	$3,755	10.00%	$3,942	10.50%
Tier 1 capital	3,971	10.58	2,253	6.00	3,191	8.50
CET1	3,971	10.58	n/a	n/a	2,628	7.00
Leverage	3,971	8.75	n/a	n/a	1,816	4.00
Risk-weighted assets	37,546
FNBPA
Total capital	$4,794	12.86%	$3,728	10.00%	$3,914	10.50%
Tier 1 capital	3,962	10.63	2,982	8.00	3,169	8.50
CET1	3,882	10.41	2,423	6.50	2,610	7.00
Leverage	3,962	8.78	2,257	5.00	1,806	4.00
Risk-weighted assets	37,280
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
Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act)
The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that significantly change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in our 2024 Annual Report on Form 10-K as filed with the SEC on February 27, 2025.

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
Parent Company Liquidity
The parent company’s funding requirements primarily consist of shareholder dividends, debt service, income taxes, operating expenses, funding of non-bank subsidiaries, and stock repurchases. The parent company’s funding sources primarily consist of dividends and interest received from FNBPA and other direct subsidiaries, net taxes collected from subsidiaries included in the consolidated tax returns, fees for services provided to subsidiaries and the issuance of debt instruments. The dividends received from FNBPA and other direct subsidiaries may be impacted by the parent’s or its subsidiaries’ capital and liquidity needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. In addition, through one of our subsidiaries, we regularly issue subordinated notes, which are guaranteed by FNB.
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. During the fourth quarter of 2024, we successfully completed an offering of fixed to floating rate senior notes maturing in December 2030 for $496.7 million in net proceeds. The issuance was met with strong investor interest and was priced with a coupon of 5.722%, a spread of 165 basis points above the yield of a comparable term Treasury Note. We have historically been opportunistic when accessing the capital markets, and we expect to continue with that strategy. The parent company's cash position at March 31, 2025 was $770.3 million, decreasing $33.1 million in part due to share repurchase activity, from December 31, 2024.
In February 2024, we redeemed all $111 million of our Series E, 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock. The Board of Directors declared the redemption of the preferred stock given its higher relative cost of capital, a 3-month SOFR + 4.60%, and our strong capital position. Our regulatory CET1 ratio and Total Capital ratios were 10.7% and 12.5%, respectively, at March 31, 2025 with the Total Capital ratio reflecting the completed preferred stock redemption.
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
TABLE 17

	March 31, 2025	December 31, 2024	Internal Limit
Liquidity coverage ratio	1.5 times	1.5 times	> 1 time
Months of cash on hand	12.8 months	13.7 months	> 12 months
Parent company cash on hand (millions)	$770.3	$803.4	n/a
As previously mentioned, our parent company cash on hand increased materially due to the issuance of senior debt during the fourth quarter of 2024. The LCR at March 31, 2025 included the scheduled maturity of $350 million in senior debt due in August 2025 and $100 million of subordinated debt scheduled to mature in October 2025, which are considered cash outflows for the ratio calculations. The MCH decreased from December 31, 2024 primarily due to the smaller cash balance on hand. The projected LCR and MCH after the maturity of the senior and subordinated debt in 2025 would be 2.5 times and 16.3 months, respectively. Management has concluded that our cash levels remain appropriate given the current market environment.

Bank Liquidity
Bank-level liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. FNBPA also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds are available for use to help fund normal business operations, and unused credit availability can be utilized to serve as contingency funding if faced with a liquidity crisis.
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based deposit accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. These strategies helped management successfully grow total deposits by $131.7 million, or 0.4%, when compared to December 31, 2024, in a quarter typically reflecting seasonal deposit outflows. Interest-bearing demand deposits and non-interest-bearing demand deposits increased $251.9 million and $105.8 million, respectively, when compared to December 31, 2024 through these efforts. Time deposits declined $194.8 million and savings account balances declined $31.1 million compared to December 31, 2024. The mix of non-interest-bearing demand deposits to total deposits remained consistent with the prior quarter at 26%. The liquidity position of FNBPA was further strengthened by the sale of $431 million of indirect auto loans in the third quarter of 2024. Our loan to deposit ratio stood at 92% at March 31, 2025 compared to 91% at December 31, 2024.
At March 31, 2025, approximately 77% of our deposits were insured by the FDIC or collateralized, consistent with December 31, 2024 balances. Our cash balances held at the FRB were $1.9 billion at March 31, 2025 and $2.0 billion at December 31, 2024. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged investment securities:
TABLE 18

(dollars in millions)	March 31, 2025	December 31, 2024
Unused wholesale credit availability	$15,639	$16,056
Unused wholesale credit availability as a % of FNBPA assets	32.1%	33.2%
Salable unpledged government and agency securities	$1,034	$927
Salable unpledged government and agency securities as a % of FNBPA assets	2.1%	1.9%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	6.0%	6.0%
Our bank-level liquidity position has remained strong. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we successfully manage our liquidity. A portion of our available borrowing capacity includes capacity at the FRB's Discount Window. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has salable unpledged government and agency securities that could be utilized to meet funding needs and has excess cash to meet its pledging requirements. At March 31, 2025, FNBPA has $2.9 billion, equal to December 31, 2024, of cash and salable unpledged government and agency securities representing 6.0% of total assets. This compares to a policy minimum of 3.0%.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of March 31, 2025 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.

TABLE 19

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$893	$1,638	$2,069	$3,320	$7,920
Investments	2,030	162	285	515	2,992
	2,923	1,800	2,354	3,835	10,912
Liabilities
Non-maturity deposits	320	640	960	1,920	3,840
Time deposits	1,029	1,826	2,102	1,826	6,783
Borrowings	1,673	139	620	333	2,765
	3,022	2,605	3,682	4,079	13,388
Period Gap (Assets - Liabilities)	$(99)	$(805)	$(1,328)	$(244)	$(2,476)
Cumulative Gap	$(99)	$(904)	$(2,232)	$(2,476)
Cumulative Gap to Total Assets	(0.2)%	(1.8)%	(4.6)%	(5.1)%
The twelve-month cumulative gap to total assets ratio was (5.1)% as of March 31, 2025, compared to (5.0)% as of December 31, 2024. The change in the twelve-month cumulative gap to total assets was primarily related to management's shorter-term time deposit offerings, which reduced our asset sensitivity. In addition, the ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs for the next twelve months and thereafter for the foreseeable future.
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
Changes in market interest rates may result in changes in the fair value of our financial instruments, cash flows and net interest income. Subject to its ongoing oversight, the Board of Directors has given ALCO the responsibility for market risk management, which involves devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. We use derivative financial instruments, among other strategies, for interest rate risk management purposes.
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

The following repricing gap analysis as of March 31, 2025 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
TABLE 20

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,471	$1,102	$937	$1,675	$19,185
Investments	2,037	173	355	530	3,095
	17,508	1,275	1,292	2,205	22,280
Liabilities
Non-maturity deposits	9,759	—	—	—	9,759
Time deposits	1,121	1,824	2,099	1,822	6,866
Borrowings	1,658	530	636	115	2,939
	12,538	2,354	2,735	1,937	19,564
Off-balance sheet	(2,150)	250	250	250	(1,400)
Period Gap (Assets – Liabilities + Off-balance sheet)	$2,820	$(829)	$(1,193)	$518	$1,316
Cumulative Gap	$2,820	$1,991	$798	$1,316
Cumulative Gap to Earning Assets	6.4%	4.5%	1.8%	3.0%
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months, thereby creating our current asset sensitive position. As a result of management's strategies to reduce its asset sensitive position, the twelve-month cumulative repricing gap to total assets was 3.0% as of March 31, 2025, down from 4.5% at December 31, 2024. Specific pricing actions included an emphasis on originating shorter-term time deposits so more interest-bearing liabilities will mature in less than 12 months, hence reducing the repricing gap differential.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of March 31, 2025. The calculated results do not reflect management's potential actions.

TABLE 21

	March 31, 2025	December 31, 2024	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	2.7%	3.0%	(10.0)%
+ 100 basis points	1.4	1.5	(10.0)
- 100 basis points	(1.4)	(1.5)	(10.0)
- 200 basis points	(2.9)	(3.1)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	5.7	4.5	(25.0)
+ 200 basis points	4.2	3.3	(15.0)
+ 100 basis points	2.7	1.9	(10.0)
- 100 basis points	(3.9)	(3.2)	(10.0)
- 200 basis points	(8.2)	(6.9)	(15.0)
There are multiple factors that influence our interest rate risk position and impact net interest income, including external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is moderately asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 62.8% and 62.9% of total net loans and leases at March 31, 2025 and December 31, 2024, respectively. Forty-seven percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for lower short-term interest rates. During the first three months of 2025, management adjusted the IRR position by slightly extending the duration of the investment securities portfolio, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, strategically meeting our customers' preferences for higher yielding deposit products, with shorter-term time deposits and utilizing borrowings with variable rates and varying maturities. As a result, the net interest income change over 12 months shown above in both the up and down rate ramp scenarios is, as intended, closer to neutral when compared to December 31, 2024.
We also utilize derivatives to manage the IRR position. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount (i.e., notional amounts) to another interest rate index or to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change periodically as we adjust our broader interest rate risk management objectives, and the balance sheet positions to be hedged. During the fourth quarter of 2024, we executed receive-fixed interest rate swaps designated as cash flow hedges for variable rate commercial loans for $1.0 billion (notional) at an average rate of 3.9% and average maturity of 42.3 months. At March 31, 2025, we have a total of $2.0 billion (notional) of these cash flow hedges at an average rate of 2.7% and average maturity of 22.8 months with the last hedge scheduled to expire in January 2030, with $0.75 billion (notional) of this total maturing in 2025 at an average rate of 0.8%. Additionally, we have a $200.0 million (notional) interest rate collar on variable rate commercial loans with strike rates between 2.8525% and 5.50% that matures in April 2026. These actions lowered our asset sensitivity.
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At March 31, 2025, the commercial customer-related interest rate swaps totaled $6.0 billion (notional), up from $5.9 billion (notional) at December 31, 2024. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
In addition to the rate ramp scenarios for net interest income changes shown above, we also model immediate interest rate shock scenarios. These results use historical long-term deposit rate beta assumptions that are regularly analyzed and adjusted as necessary for both rising and falling rate scenarios. Assuming a static Balance Sheet, a +100 basis point Rate Shock increases net interest income (12 months) by 1.9% at March 31, 2025 and 2.0% at December 31, 2024. For a +200 basis point Rate Shock, net interest income (12 months) increases by 3.5% at March 31, 2025 and 3.9% at December 31, 2024. The metrics for a minus 200 basis point Rate Shock are (4.2)% and (4.6)% at March 31, 2025 and December 31, 2024, respectively, and for a minus 100 basis point Rate Shock are (2.0)% and (2.2)% at March 31, 2025 and December 31, 2024, respectively. In addition to the cash flow hedges, the primary drivers of the change in net interest income in the rate shock scenarios include the mix shift of deposit products into shorter-term time deposits, the pace of deposit repricing and assumed betas and loan prepayments. These results reflect a more neutral net interest income change over 12 months in both the up and down rate shock scenarios compared to December 31, 2024, consistent with the rate ramp results.
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

The following table presents the credit ratings for FNB and FNBPA as of March 31, 2025:
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
n/a - not applicable
RISK MANAGEMENT
As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Accordingly, we have designed an ERM Framework and risk management practices to identify, assess, monitor and report the material risks known throughout the organization in pursuit of our business strategies. Our Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk, reputation risk and strategic risk. In its oversight role of our risk management function, the Board of Directors focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks to optimize total shareholder value, while balancing prudent business and safety and soundness considerations.
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
•Risk Committee - provides oversight and approves the ERM Framework including the review and approval of risk management policies and practices, to identify, assess, monitor and report material risks.
•Credit Risk, Fair Lending and Community Reinvestment Act Committee - responsible for providing oversight of credit and lending strategies and objectives.
The Risk Committee serves as the primary point of contact between our Board of Directors and the Risk Management Council (RMC), which is the senior management level committee responsible for identifying, assessing, monitoring and reporting on enterprise-wide risks. The Risk Committee and RMC are supported by other risk management committees, including Credit Risk Committees, the Operational Risk Committee, the Compliance Risk Committee and the ALCO.
Risk appetite is an integral element of our ERM Framework and of our business and capital planning processes through our Board Risk Committee and RMC. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk capacity and appetite constraints from both financial and non-financial risks. The Board of Directors adopted an enterprise risk appetite that defines acceptable risk limits under which we seek to operate in pursuit of optimizing returns. As such, we monitor a series of Key Risk Indicators for various business lines and operations units to measure performance alignment with our stated risk appetite. Our top-down risk appetite process serves as a limit for undue risk-taking for bottom-up planning from our various business functions. Our Board Risk Committee, in collaboration with our RMC, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk, regulatory, economic and strategic plan environments, with the goal of ensuring that our strategic plans and business operations remain consistent with our risk appetite given the current economic and regulatory environments, as well as shareholders' expectations.
Our ERM Framework provides the practices to identify, assess, control, monitor and report on risk across the organization. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, and our aggregate risk profile, are regularly presented to our various management level risk oversight and planning committees and periodically reported up through our Board Risk Committee.
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
TABLE 23
Operating net income available to common shareholders

	Three Months Ended March 31,
(in thousands)	2025	2024
Net income available to common shareholders	$116,515	$116,326
Preferred dividend at redemption	—	3,995
Branch consolidation costs	—	1,194
Tax benefit of branch consolidation costs	—	(251)
FDIC special assessment	—	4,408
Tax benefit of FDIC special assessment	—	(926)
Reduction of previous estimated loss on indirect auto loan sale	—	(2,603)
Tax expense of reduction of previous estimated loss on indirect auto loan sale	—	547
Operating net income available to common shareholders (non-GAAP)	$116,515	$122,690
The table above shows how operating net income available to common shareholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as preferred dividend at redemption, FDIC special assessment, loss related to indirect auto loan sale and branch consolidation costs are not organic costs to run our operations and facilities. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
TABLE 24
Operating earnings per diluted common share

	Three Months Ended March 31,
	2025	2024
Earnings per diluted common share	$0.32	$0.32
Preferred dividend at redemption	—	0.01
Branch consolidation costs	—	—
Tax benefit of branch consolidation costs	—	—
FDIC special assessment	—	0.01
Tax benefit of FDIC special assessment	—	—
Reduction of previous estimated loss on indirect auto loan sale	—	(0.01)
Tax expense of reduction of previous estimated loss on indirect auto loan sale	—	—
Operating earnings per diluted common share (non-GAAP)	$0.32	$0.34

TABLE 25
Return on average tangible common equity

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income available to common shareholders (annualized)	$472,534	$467,859
Amortization of intangibles, net of tax (annualized)	12,620	14,115
Tangible net income available to common shareholders (annualized) (non-GAAP)	$485,154	$481,974
Average total shareholders’ equity	$6,372,145	$6,039,573
Less: Average preferred shareholders' equity	—	(52,854)
Less: Average intangible assets (1)	(2,527,636)	(2,544,032)
Average tangible common equity (non-GAAP)	$3,844,509	$3,442,687
Return on average tangible common equity (non-GAAP)	12.62%	14.00%
(1) Excludes loan servicing rights.

TABLE 26
Return on average tangible assets

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income (annualized)	$472,534	$492,012
Amortization of intangibles, net of tax (annualized)	12,620	14,115
Tangible net income (annualized) (non-GAAP)	$485,154	$506,127
Average total assets	$48,482,198	$45,677,589
Less: Average intangible assets (1)	(2,527,636)	(2,544,032)
Average tangible assets (non-GAAP)	$45,954,562	$43,133,557
Return on average tangible assets (non-GAAP)	1.06%	1.17%
(1) Excludes loan servicing rights.

TABLE 27
Tangible book value per common share

(dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
Total shareholders’ equity	$6,418,012	$6,005,562
Less: Intangible assets (1)	(2,525,619)	(2,541,911)
Tangible common equity (non-GAAP)	$3,892,393	$3,463,651
Ending common shares outstanding	359,364,784	359,366,316
Tangible book value per common share (non-GAAP)	$10.83	$9.64
(1) Excludes loan servicing rights.
TABLE 28
Tangible common equity to tangible assets

(dollars in thousands)	March 31, 2025	March 31, 2024
Total shareholders' equity	$6,418,012	$6,005,562
Less: Intangible assets (1)	(2,525,619)	(2,541,911)
Tangible common equity (non-GAAP)	$3,892,393	$3,463,651
Total assets	$49,019,742	$45,895,574
Less: Intangible assets (1)	(2,525,619)	(2,541,911)
Tangible assets (non-GAAP)	$46,494,123	$43,353,663
Tangible common equity to tangible assets (non-GAAP)	8.37%	7.99%
(1) Excludes loan servicing rights.
TABLE 29
Operating non-interest expense

	Three Months Ended March 31,
(in thousands)	2025	2024
Non-interest expense	$246,811	$237,096
Branch consolidations	—	(1,194)
FDIC special assessment	—	(4,408)
Reduction of previous estimated loss on indirect auto loan sale	—	2,603
Operating non-interest expense (non-GAAP)	$246,811	$234,097

Key Performance Indicators

TABLE 30
Efficiency ratio

	Three Months Ended March 31,		Three Months Ended
(dollars in thousands)	2025	2024	December 31, 2024
Non-interest expense	$246,811	$237,096	$248,200
Less: Amortization of intangibles	(3,939)	(4,442)	(4,298)
Less: OREO expense	(315)	(190)	(252)
Less: Branch consolidation costs	—	(1,194)	—
Less: FDIC special assessment	—	(4,408)	—
Add: Reduction of previous estimated loss on indirect auto loan sale	—	2,603	—
Less: Tax credit-related project impairment	—	—	(10,397)
Adjusted non-interest expense	$242,557	$229,465	$233,253
Net interest income	$323,845	$319,008	$322,216
Taxable equivalent adjustment	2,983	2,910	2,931
Non-interest income	87,766	87,862	50,923
Less: Net securities (gains) losses	—	—	33,980
Adjusted net interest income (FTE) + non-interest income	$414,594	$409,780	$410,050
Efficiency ratio (FTE) (non-GAAP)	58.50%	56.00%	56.88%

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of "MD&A," which is included in Item 2 of this Report, and is incorporated herein by reference.
ITEM 4.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. FNB’s management, with the participation of our principal executive and financial officers, evaluated our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on this evaluation, our management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. The CEO and the CFO have evaluated the changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 11, "Commitments, Credit Risk and Contingencies" of the Notes to Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.
ITEM 1A.    RISK FACTORS
For more information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2024 Annual Report on Form 10-K. Except as set forth below, there have been no material changes in risk factors relevant to our results of operations, financial condition or liquidity since December 31, 2024.
Global trade policies, including changing tariffs and the imposition of new or increased tariffs and related uncertainty thereof, could have a material adverse effect on our business, results of operations or financial condition.
There continues to be significant uncertainty about the future relationship between the U.S. and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the U.S. and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the U.S. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition or application of new or increased tariffs between the U.S. and other countries. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships could increase the cost of, and reduce demand for, our products and services, or customers’ ability to service debt, which would adversely impact our business. In addition, political tensions as a result of trade policies could reduce trade volume, investment and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could adversely affect our business, results of operations and financial condition.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding FNB's purchases of our common stock during the quarter ended March 31, 2025.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2025	—	$—	—	$135,741,432
February 1 - February 28, 2025	—	—	—	135,741,432
March 1 - March 31, 2025	741,148	13.48	741,148	125,741,435
Total	741,148	$13.48	741,148

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of FNB adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
ITEM 6.    EXHIBITS
Exhibit Index

Exhibit Number	Description
31.1.	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 906. (furnished herewith).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. CORPORATION

Dated:	May 7, 2025	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2025	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 7, 2025	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)