Form 10-Q
period 2025-06-30
FNB CORP/PA/
filed 2025-08-06
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2025, the registrant had 359,143,514 shares of common stock outstanding.

F.N.B. CORPORATION
FORM 10-Q
June 30, 2025

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FNTC	First National Trust Company
AFS	Available for sale	FOMC	Federal Open Market Committee
ALCO	Asset/Liability Committee	FRB	Board of Governors of the Federal Reserve System
AOCI	Accumulated other comprehensive income	FTE	Fully taxable equivalent
ASU	Accounting Standards Update	GAAP	U.S. generally accepted accounting principles
AULC	Allowance for unfunded loan commitments	GSE	Government-sponsored enterprises
BOLI	Bank owned life insurance	HTM	Held to maturity
CECL	Current expected credit losses	LGD	Loss given default
CET1	Common equity tier 1	LIHTC	Various partnerships of affordable housing
CFPB	Consumer Financial Protection Bureau	MBS	Mortgage-backed securities
CMO	Collateralized mortgage obligations	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
DOJ	U.S. Department of Justice	MSRs	Mortgage servicing rights
ERM Framework	Enterprise-wide risk management framework	OREO	Other real estate owned
EVE	Economic value of equity	Report	Quarterly Report on Form 10-Q
FASB	Financial Accounting Standards Board	R&S	Reasonable and Supportable
FDIC	Federal Deposit Insurance Corporation	SBA	Small Business Administration
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SOFR	Secured Overnight Financing Rate
FNB	F.N.B. Corporation	TPS	Trust preferred securities
FNBIA	F.N.B. Investment Advisors, Inc.	U.S.	United States of America
FNBPA	First National Bank of Pennsylvania	VIE	Variable interest entity
FNIS	First National Investment Services Company, LLC

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$535	$416
Interest-bearing deposits with banks	1,892	2,003
Cash and Cash Equivalents	2,427	2,419
Debt securities available for sale (amortized cost of $3,666 and $3,620; allowance for credit losses of $0 and $0)	3,580	3,466
Debt securities held to maturity (fair value of $3,857 and $3,644; allowance for credit losses of $0 and $0)	4,115	3,979
Loans held for sale (includes $270 and $214 measured at fair value (1))	296	218
Loans and leases, net of unearned income of $88 and $106 (includes $66 and $53 measured at fair value (1))	34,679	33,939
Allowance for credit losses on loans and leases	(432)	(423)
Net Loans and Leases	34,247	33,516
Premises and equipment, net	557	536
Goodwill	2,480	2,478
Core deposit and other intangible assets, net	44	51
Bank owned life insurance	665	660
Other assets	1,314	1,302
Total Assets	$49,725	$48,625
Liabilities
Deposits:
Non-interest-bearing demand	$9,872	$9,761
Interest-bearing demand	17,292	16,668
Savings	3,071	3,178
Certificates and other time deposits	7,513	7,500
Total Deposits	37,748	37,107
Short-term borrowings	1,876	1,256
Long-term borrowings	2,692	3,012
Other liabilities	885	948
Total Liabilities	43,201	42,323
Shareholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 375,030,534 and 375,018,433 shares	4	4
Additional paid-in capital	4,691	4,695
Retained earnings	2,112	1,952
Accumulated other comprehensive loss	(92)	(169)
Treasury stock – 15,907,524 and 15,402,776 shares at cost	(191)	(180)
Total Shareholders’ Equity	6,524	6,302
Total Liabilities and Shareholders’ Equity	$49,725	$48,625
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest Income
Loans and leases, including fees	$501	$494	$981	$975
Investment Securities:
Taxable	57	48	112	94
Tax-exempt	7	7	14	14
Other	18	8	35	17
Total Interest Income	583	557	1,142	1,100
Interest Expense
Deposits	181	180	367	350
Short-term borrowings	20	32	34	60
Long-term borrowings	34	29	70	55
Total Interest Expense	235	241	471	465
Net Interest Income	348	316	671	635
Provision for credit losses	26	20	43	34
Net Interest Income After Provision for Credit Losses	322	296	628	601
Non-Interest Income
Service charges	23	23	45	44
Interchange and card transaction fees	14	13	26	26
Trust services	11	12	24	23
Insurance commissions and fees	5	6	11	13
Securities commissions and fees	9	8	18	16
Capital markets income	7	5	12	11
Mortgage banking operations	6	7	13	15
Dividends on non-marketable equity securities	6	7	12	13
Bank owned life insurance	4	4	9	7
Other	6	3	9	8
Total Non-Interest Income	91	88	179	176
Non-Interest Expense
Salaries and employee benefits	130	121	265	250
Net occupancy	19	19	39	39
Equipment	28	24	54	48
Outside services	26	23	52	46
Marketing	5	4	10	9
FDIC insurance	9	10	17	23
Bank shares and franchise taxes	4	4	8	8
Other	26	22	48	41
Total Non-Interest Expense	247	227	493	464
Income Before Income Taxes	166	157	314	313
Income taxes	36	34	67	68
Net Income	130	123	247	245
Preferred stock dividends	—	—	—	6
Net Income Available to Common Shareholders	$130	$123	$247	$239
Earnings per Common Share
Basic	$0.36	$0.34	$0.68	$0.66
Diluted	0.36	0.34	0.68	0.66
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$130	$123	$247	$245
Other comprehensive income (loss):
Debt securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $6, $1, $15 and $(3)	19	2	52	(11)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1, $0, $3 and $(3)	4	(3)	12	(12)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $1, $2, $3 and $4	6	8	12	15
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $0, $0 and $0	—	—	1	—
Other Comprehensive Income (Loss)	29	7	77	(8)
Comprehensive Income (Loss)	$159	$130	$324	$237
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended June 30, 2024
Balance at beginning of period	$4	$4,694	$1,740	$(250)	$(182)	$6,006
Comprehensive income (loss)			123	7		130
Dividends declared on common stock - $0.12/share			(43)			(43)
Issuance of common stock	—	(6)	—		4	(2)
Repurchase of common stock					(3)	(3)
Restricted stock compensation		2				2
Balance at end of period	$4	$4,690	$1,820	$(243)	$(181)	$6,090
Three Months Ended June 30, 2025
Balance at beginning of period	$4	$4,696	$2,025	$(121)	$(186)	$6,418
Comprehensive income (loss)			130	29		159
Dividends declared on common stock - $0.12/share			(43)			(43)
Issuance of common stock	—	(8)	—		5	(3)
Repurchase of common stock					(10)	(10)
Restricted stock compensation		3				3
Balance at end of period	$4	$4,691	$2,112	$(92)	$(191)	$6,524

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Six Months Ended June 30, 2024
Balance at beginning of period	$107	$4	$4,692	$1,669	$(235)	$(187)	$6,050
Comprehensive income (loss)				245	(8)		237
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.24/share				(87)			(87)
Redemption of preferred stock	(107)			(4)			(111)
Issuance of common stock		—	(14)	—		9	(5)
Repurchase of common stock						(3)	(3)
Restricted stock compensation			12				12
Adoption of new accounting standards				(1)			(1)
Balance at end of period	$—	$4	$4,690	$1,820	$(243)	$(181)	$6,090
Six Months Ended June 30, 2025
Balance at beginning of period	$—	$4	$4,695	$1,952	$(169)	$(180)	$6,302
Comprehensive income (loss)				247	77		324
Dividends declared on common stock - $0.24/share				(87)			(87)
Issuance of common stock		—	(17)	—		9	(8)
Repurchase of common stock						(20)	(20)
Restricted stock compensation			13				13
Balance at end of period	$—	$4	$4,691	$2,112	$(92)	$(191)	$6,524
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Unaudited

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income	$247	$245
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	37	32
Provision for credit losses	43	34
Deferred tax expense (benefit)	8	16
Loans originated for sale	(770)	(681)
Loans sold	720	702
Net (gains) losses on sale of loans	(11)	(9)
Net change in:
Interest receivable	3	(17)
Interest payable	(5)	4
Bank owned life insurance, excluding purchases	(5)	(6)
Other, net	(80)	10
Net cash flows provided by (used in) operating activities	187	330
Investing Activities
Net change in loans and leases, excluding sales and transfers	(788)	(1,449)
Debt securities available for sale:
Purchases	(412)	(725)
Maturities/payments	369	603
Debt securities held to maturity:
Purchases	(297)	(173)
Maturities/payments	166	194
Increase in premises and equipment	(59)	(59)
Net proceeds from sales of portfolio loans	5	345
Net cash flows provided by (used in) investing activities	(1,016)	(1,264)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	628	(389)
Time deposits	12	670
Short-term borrowings	620	1,110
Proceeds from issuance of long-term borrowings	317	271
Repayment of long-term borrowings	(638)	(227)
Redemption of preferred stock	—	(111)
Repurchases of common stock	(20)	(3)
Cash dividends paid:
Preferred stock	—	(2)
Common stock	(87)	(87)
Other, net	5	6
Net cash flows provided by (used in) financing activities	837	1,238
Net Increase (Decrease) in Cash and Cash Equivalents	8	304
Cash and cash equivalents at beginning of period	2,419	1,576
Cash and Cash Equivalents at End of Period	$2,427	$1,880
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2025
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of June 30, 2025, we had 351 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and shareholders' equity. Events occurring subsequent to June 30, 2025 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

NOTE 3.    INVESTMENT SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at June 30, 2025 and December 31, 2024. Accrued interest receivable on AFS debt securities totaled $14.7 million at June 30, 2025 and $14.3 million at December 31, 2024, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
June 30, 2025
U.S. Treasury	$274	$1	$—	$275
U.S. government agencies	45	—	—	45
U.S. GSE	304	—	(1)	303
Residential MBS:
Agency MBS	780	5	(11)	774
Agency CMO	727	—	(75)	652
Agency commercial MBS	1,475	16	(20)	1,471
States of the U.S. and political subdivisions (municipals)	21	—	(2)	19
Other debt securities	40	1	—	41
Total debt securities AFS	$3,666	$23	$(109)	$3,580

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2024
U.S. Treasury	$274	$1	$(1)	$274
U.S. government agencies	53	—	—	53
U.S. GSE	302	—	(2)	300
Residential MBS:
Agency MBS	714	—	(20)	694
Agency CMO	796	—	(98)	698
Agency commercial MBS	1,420	3	(35)	1,388
States of the U.S. and political subdivisions (municipals)	24	—	(2)	22
Other debt securities	37	—	—	37
Total debt securities AFS	$3,620	$4	$(158)	$3,466

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.19 million and $0.25 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on HTM debt securities totaled $15.2 million and $14.6 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
June 30, 2025
U.S. Treasury	$1	$—	$—	$1
U.S. GSE	30	—	—	30
Residential MBS:
Agency MBS	826	2	(69)	759
Agency CMO	664	—	(74)	590
Agency commercial MBS	1,597	14	(25)	1,586
States of the U.S. and political subdivisions (municipals)	985	—	(105)	880
Other debt securities	12	—	(1)	11
Total debt securities HTM	$4,115	$16	$(274)	$3,857

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2024
U.S. Treasury	$1	$—	$—	$1
U.S. GSE	29	—	—	29
Residential MBS:
Agency MBS	901	1	(96)	806
Agency CMO	714	—	(95)	619
Agency commercial MBS	1,326	2	(44)	1,284
States of the U.S. and political subdivisions (municipals)	992	—	(103)	889
Other debt securities	16	—	—	16
Total debt securities HTM	$3,979	$3	$(338)	$3,644

There were no significant gross gains or gross losses realized on investment securities during the six months ended June 30, 2025 or 2024. Net unrealized losses on the AFS and HTM portfolios are primarily due to the increase in market interest rates since the time of purchase, with 86.3% of these securities backed or sponsored by the U.S. government as of June 30, 2025.

As of June 30, 2025, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$164	$164	$36	$35
Due after one year but within five years	467	467	77	74
Due after five years but within ten years	32	32	242	227
Due after ten years	21	20	673	586
	684	683	1,028	922
Residential MBS:
Agency MBS	780	774	826	759
Agency CMO	727	652	664	590
Agency commercial MBS	1,475	1,471	1,597	1,586
Total debt securities	$3,666	$3,580	$4,115	$3,857
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to investment securities pledged:
TABLE 3.4

(dollars in millions)	June 30, 2025	December 31, 2024
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,241	$6,271
As collateral for short-term borrowings	142	182
Securities pledged as a percent of total securities	83.0%	86.7%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
June 30, 2025
U.S. government agencies	2	$3	$—	10	$21	$—	12	$24	$—
U.S. GSE	3	75	—	6	103	(1)	9	178	(1)
Residential MBS:
Agency MBS	1	—	—	92	302	(11)	93	302	(11)
Agency CMO	—	—	—	66	652	(75)	66	652	(75)
Agency commercial MBS	6	162	(1)	20	352	(19)	26	514	(20)
States of the U.S. and political subdivisions (municipals)	—	—	—	9	19	(2)	9	19	(2)
Other debt securities	—	—	—	4	10	—	4	10	—
Total	12	$240	$(1)	207	$1,459	$(108)	219	$1,699	$(109)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2024
U.S. Treasury	3	$74	$(1)	2	$75	$—	5	$149	$(1)
U.S. government agencies	6	11	—	12	25	—	18	36	—
U.S. GSE	2	75	—	7	126	(2)	9	201	(2)
Residential MBS:
Agency MBS	9	235	(1)	92	355	(19)	101	590	(20)
Agency CMO	—	—	—	66	698	(98)	66	698	(98)
Agency commercial MBS	23	709	(8)	20	359	(27)	43	1,068	(35)
States of the U.S. and political subdivisions (municipals)	—	—	—	10	22	(2)	10	22	(2)
Other debt securities	—	—	—	4	10	—	4	10	—
Total	43	$1,104	$(10)	213	$1,670	$(148)	256	$2,774	$(158)
We evaluated the AFS debt securities that were in an unrealized loss position at June 30, 2025. Based on the credit ratings and/or implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of June 30, 2025 is highly rated with an average rating of AA and 98% of the portfolio is rated A or better. All of the investment securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 60% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million.
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
Our corporate bond portfolio, with a carrying amount of $52.4 million as of June 30, 2025 consists of debentures of banks and bank holding companies. The average holding size of the securities in the corporate bond portfolio is $3.3 million.
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
For the year-to-date periods ending June 30, 2025 and 2024, we had no significant provision expense and no charge-offs or recoveries for the investment securities portfolio. The ACL on the HTM portfolio was $0.19 million, consisting of $0.07 million relating to the municipal bond portfolio and $0.12 million relating to other debt securities, as of June 30, 2025, and $0.07 million relating to the municipal bond portfolio and $0.18 million relating to other debt securities as of December 31, 2024. The AFS securities portfolios did not have an ACL at June 30, 2025 or December 31, 2024 and there were no investment securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $124.7 million at June 30, 2025 and $128.4 million at December 31, 2024, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	June 30, 2025	December 31, 2024
Commercial real estate	$12,686	$12,705
Commercial and industrial	7,556	7,550
Commercial leases	774	765
Other	182	144
Total commercial loans and leases	21,198	21,164
Direct installment	2,671	2,676
Residential mortgages	8,595	7,986
Indirect installment	780	739
Consumer lines of credit	1,435	1,374
Total consumer loans	13,481	12,775
Total loans and leases, net of unearned income	$34,679	$33,939
The remaining accretable discount included in the amortized cost of acquired loans was $25.4 million and $31.6 million at June 30, 2025 and December 31, 2024, respectively.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

	June 30, 2025	December 31, 2024
Commercial real estate:
Percent owner-occupied	30.0%	29.0%
Percent non-owner-occupied	70.0	71.0
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
June 30, 2025
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$634	$1,373	$1,714	$1,948	$1,749	$4,099	$196	$11,713
Special Mention	53	13	18	194	129	219	3	629
Substandard	—	2	8	58	52	221	3	344
Total commercial real estate	687	1,388	1,740	2,200	1,930	4,539	202	12,686
Commercial real estate gross charge-offs	—	—	0.1	3.9	3.6	3.0	—	10.6
Commercial and Industrial:
Risk Rating:
Pass	813	1,144	927	925	509	1,015	1,719	7,052
Special Mention	9	6	24	25	32	74	129	299
Substandard	1	7	50	12	18	43	74	205
Total commercial and industrial	823	1,157	1,001	962	559	1,132	1,922	7,556
Commercial and industrial gross charge-offs	0.1	0.5	0.3	3.1	0.7	17.7	—	22.4
Commercial Leases:
Risk Rating:
Pass	169	234	160	88	50	46	—	747
Special Mention	1	5	6	—	—	5	—	17
Substandard	—	—	5	2	3	—	—	10
Total commercial leases	170	239	171	90	53	51	—	774
Commercial leases gross charge-offs	—	—	—	—	—	0.2	—	0.2
Other Commercial:
Risk Rating:
Pass	11	—	63	—	—	5	103	182
Total other commercial	11	—	63	—	—	5	103	182
Other commercial gross charge-offs	—	—	—	—	—	2.2	—	2.2
Total commercial loans and leases	1,691	2,784	2,975	3,252	2,542	5,727	2,227	21,198

(in millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
June 30, 2025
CONSUMER
Direct Installment:
Current	216	312	247	580	638	669	—	2,662
Past due	—	1	1	1	1	5	—	9
Total direct installment	216	313	248	581	639	674	—	2,671
Direct installment gross charge-offs	—	0.1	0.2	0.1	—	0.2	—	0.6
Residential Mortgages:
Current	872	1,691	1,391	1,542	1,369	1,677	—	8,542
Past due	2	7	10	5	5	24	—	53
Total residential mortgages	874	1,698	1,401	1,547	1,374	1,701	—	8,595
Residential mortgages gross charge-offs	—	0.2	0.3	0.1	0.2	1.0	—	1.8
Indirect Installment:
Current	193	332	21	54	103	63	—	766
Past due	1	2	1	5	4	1	—	14
Total indirect installment	194	334	22	59	107	64	—	780
Indirect installment gross charge-offs	—	0.4	0.6	1.2	1.2	0.5	—	3.9
Consumer Lines of Credit:
Current	4	7	24	46	12	133	1,198	1,424
Past due	—	—	—	1	1	7	2	11
Total consumer lines of credit	4	7	24	47	13	140	1,200	1,435
Consumer lines of credit gross charge-offs	—	—	—	—	—	0.6	—	0.6
Total consumer loans	1,288	2,352	1,695	2,234	2,133	2,579	1,200	13,481
Total loans and leases	$2,979	$5,136	$4,670	$5,486	$4,675	$8,306	$3,427	$34,679
Total charge-offs	$0.1	$1.2	$1.5	$8.4	$5.7	$25.4	$—	$42.3

(in millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,405	$1,661	$2,025	$1,984	$1,200	$3,235	$197	$11,707
Special Mention	1	10	177	52	107	181	37	565
Substandard	2	16	119	43	55	195	3	433
Total commercial real estate	1,408	1,687	2,321	2,079	1,362	3,611	237	12,705
Commercial real estate gross charge-offs	—	0.8	1.0	15.0	10.5	11.3	—	38.6
Commercial and Industrial:
Risk Rating:
Pass	1,241	1,079	1,074	647	461	669	1,861	7,032
Special Mention	6	20	57	74	12	63	41	273
Substandard	4	50	11	33	8	59	80	245
Total commercial and industrial	1,251	1,149	1,142	754	481	791	1,982	7,550
Commercial and industrial gross charge-offs	0.1	3.9	1.5	1.8	6.0	7.6	—	20.9
Commercial Leases:
Risk Rating:
Pass	331	184	106	60	26	39	—	746
Special Mention	—	1	—	—	—	1	—	2
Substandard	—	6	2	4	5	—	—	17
Total commercial leases	331	191	108	64	31	40	—	765
Commercial leases gross charge-offs	—	—	—	—	—	0.3	—	0.3
Other Commercial:
Risk Rating:
Pass	12	62	—	—	—	5	65	144
Total other commercial	12	62	—	—	—	5	65	144
Other commercial gross charge-offs	—	—	—	—	—	4.2	—	4.2
Total commercial loans and leases	3,002	3,089	3,571	2,897	1,874	4,447	2,284	21,164

(in millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2024
CONSUMER
Direct Installment:
Current	346	277	621	683	341	396	—	2,664
Past due	—	1	3	1	1	6	—	12
Total direct installment	346	278	624	684	342	402	—	2,676
Direct installment gross charge-offs	—	0.2	0.3	0.2	—	1.1	—	1.8
Residential Mortgages:
Current	1,663	1,478	1,598	1,417	728	1,048	—	7,932
Past due	2	15	6	5	1	25	—	54
Total residential mortgages	1,665	1,493	1,604	1,422	729	1,073	—	7,986
Residential mortgages gross charge-offs	0.1	0.6	0.3	0.2	—	1.4	—	2.6
Indirect Installment:
Current	396	24	67	142	49	42	—	720
Past due	1	3	6	6	2	1	—	19
Total indirect installment	397	27	73	148	51	43	—	739
Indirect installment gross charge-offs	0.2	1.8	4.5	3.2	0.5	1.6	—	11.8
Consumer Lines of Credit:
Current	8	29	51	13	1	117	1,141	1,360
Past due	—	—	1	1	—	10	2	14
Total consumer lines of credit	8	29	52	14	1	127	1,143	1,374
Consumer lines of credit gross charge-offs	—	0.1	0.1	0.1	—	1.3	—	1.6
Total consumer loans	2,416	1,827	2,353	2,268	1,123	1,645	1,143	12,775
Total loans and leases	$5,418	$4,916	$5,924	$5,165	$2,997	$6,092	$3,427	$33,939
Total charge-offs	$0.4	$7.4	$7.7	$20.5	$17.0	$28.8	$—	$81.8
We use delinquency transition matrices within the consumer and other loan classes to establish the basis for the R&S forecast portion of the credit risk. Each month, management analyzes payment and volume activity, FICO scores and Debt-to-Income (DTI) scores and other external factors such as unemployment, to determine how consumer loans are performing.

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
June 30, 2025
Commercial real estate	$8	$—	$47	$55	$12,631	$12,686	$15
Commercial and industrial	14	—	53	67	7,489	7,556	20
Commercial leases	—	—	3	3	771	774	—
Other	1	1	2	4	178	182	—
Total commercial loans and leases	23	1	105	129	21,069	21,198	35
Direct installment	6	1	2	9	2,662	2,671	—
Residential mortgages	39	10	4	53	8,542	8,595	1
Indirect installment	12	—	2	14	766	780	—
Consumer lines of credit	6	1	4	11	1,424	1,435	—
Total consumer loans	63	12	12	87	13,394	13,481	1
Total loans and leases	$86	$13	$117	$216	$34,463	$34,679	$36

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2024
Commercial real estate	$26	$—	$88	$114	$12,591	$12,705	$24
Commercial and industrial	10	—	52	62	7,488	7,550	19
Commercial leases	1	—	2	3	762	765	—
Other	1	—	2	3	141	144	—
Total commercial loans and leases	38	—	144	182	20,982	21,164	43
Direct installment	8	2	2	12	2,664	2,676	—
Residential mortgages	38	9	7	54	7,932	7,986	—
Indirect installment	16	1	2	19	720	739	—
Consumer lines of credit	8	2	4	14	1,360	1,374	—
Total consumer loans	70	14	15	99	12,676	12,775	—
Total loans and leases	$108	$14	$159	$281	$33,658	$33,939	$43

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	June 30, 2025	December 31, 2024
Non-accrual loans	$117	$159
Total non-performing loans and leases	117	159
Other real estate owned	2	3
Total non-performing assets	$119	$162
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.34%	0.47%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.38	0.52
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.1 million at June 30, 2025 and $1.2 million at December 31, 2024. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at June 30, 2025 and December 31, 2024 totaled $17.1 million and $10.6 million, respectively.
Approximately $178.3 million of commercial loans are collateral dependent at June 30, 2025. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.04 million and $0.05 million at June 30, 2025 and June 30, 2024, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended June 30, 2025
Term Extension
Commercial and industrial	$0.8	0.01%	The modified loans had an average increase in term of 29 months, extending the maturity date.
Direct installment	1.0	0.04	The modified loans had an average increase in term of 26 months extending the maturity date.
Residential mortgages	0.8	0.01	The modified loans had an average increase in term of 26 months extending the maturity date.
Consumer lines of credit	0.3	0.02	The modified loans had an average increase in term of 170 months extending the maturity date.
Total	2.9
Other
Commercial real estate	1.3	0.01	The majority resulted in a 3-month deferral on principal payments.
Commercial and industrial	0.9	0.01	The majority resulted in a 3-month deferral on principal payments.
Total	2.2
Total Outstanding Modified	$5.1

Six Months Ended June 30, 2025
Term Extension
Commercial real estate	$1.5	0.01%	The modified loans had an average increase in term of 2 months, extending the maturity date.
Commercial and industrial	0.8	0.01	The modified loans had an average increase in term of 29 months, extending the maturity date.
Direct installment	1.5	0.06	The modified loans had an average increase in term of 21 months, extending the maturity date.
Residential mortgages	2.9	0.03	The modified loans had an average increase in term of 27 months, extending the maturity date.
Consumer lines of credit	0.4	0.03	The modified loans had an average increase in term of 181 months, extending the maturity date.
Total	7.1
Term Extension and Rate Reduction
Residential mortgages	1.3	0.02	The term was extended, with weighted average yield reductions of 100 basis points to 450 basis points with extensions up to 27 years.
Total	1.3
Other
Commercial real estate	1.3	0.01	The majority resulted in a 3-month deferral on principal payments.
Commercial and industrial	1.0	0.01	The majority resulted in a 3-month deferral on principal payments.
Total	2.3
Total Outstanding Modified	$10.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended June 30, 2024
Term Extension
Direct installment	$0.7	0.03%	The modified loans had an average increase in term of 41 months, extending the maturity date.
Residential mortgages	3.4	0.05	The modified loans had an average increase in term of 24 months, extending the maturity date.
Consumer lines of credit	0.5	0.04	The modified loans had an average increase in term of 162 months extending the maturity date.
Total	4.6
Term Extension and Rate Reduction
Residential mortgages	0.2	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.02	Multiple modifications were made with no material financial effect.
Total	0.4
Other
Commercial real estate	0.1	—	3 to 9 month payment deferrals with no income being earned on these loans.
Total	0.1
Total Outstanding Modified	$5.1

Six Months Ended June 30, 2024
Term Extension
Direct installment	$0.8	0.03%	The modified loans had an average increase in term of 61 months, extending the maturity date.
Residential mortgages	4.1	0.05	The modified loans had an average increase in term of 28 months, extending the maturity date.
Consumer lines of credit	1.0	0.08	The modified loans had an average increase in term of 208 months, extending the maturity date.
Total	5.9
Rate Reduction
Residential mortgages	0.1	—	The term was extended, with a weighted average yield reduction of 100 basis points.
Total	0.1
Term Extension and Rate Reduction
Commercial real estate	0.9	0.01	Multiple modifications were made with no material financial effect.
Residential mortgages	0.8	0.01	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.02	Multiple modifications were made with no material financial effect.
Total	1.9
Balloon Payment
Commercial real estate	0.6	—	Multiple modifications were made with no material financial effect.
Total	0.6
Other
Commercial real estate	4.2	0.03	3 to 12 month payment deferrals with no income being earned on these loans
Commercial and industrial	0.6	0.01	Multiple modifications were made with no material financial effect.
Total	4.8
Total Outstanding Modified	$13.3

Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first six months of 2025.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There were $2.6 million and $8.1 million in specific reserves for commercial loans modified at June 30, 2025 and December 31, 2024, respectively, and pooled reserves for individual loans of $1.3 million and $1.8 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $1.1 million and $3.4 million as of June 30, 2025 and December 31, 2024, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended June 30, 2025
Consumer lines of credit	$0.1	$—	$—	$—	$0.1
Total consumer loans	0.1	—	—	—	0.1
Total	$0.1	$—	$—	$—	$0.1

Six Months Ended June 30, 2025
Commercial real estate	$0.6	$—	$—	$1.7	$2.3
Commercial and industrial	0.2	3.0	—	3.3	6.5
Total commercial loans and leases	0.8	3.0	—	5.0	8.8
Direct installment	0.2	—	—	—	0.2
Residential mortgages	2.0	0.8	—	—	2.8
Consumer lines of credit	0.1	—	—	—	0.1
Total consumer loans	2.3	0.8	—	—	3.1
Total	$3.1	$3.8	$—	$5.0	$11.9

(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended June 30, 2024
Commercial real estate	$0.4	$—	$—	$0.2	$0.6
Commercial and industrial	—	—	—	0.9	0.9
Total commercial loans and leases	0.4	—	—	1.1	1.5
Residential mortgages	1.5	—	—	—	1.5
Total consumer loans	1.5	—	—	—	1.5
Total	$1.9	$—	$—	$1.1	$3.0

Six Months Ended June 30, 2024
Commercial real estate	$0.7	$0.9	$0.6	$8.8	$11.0
Commercial and industrial	20.3	0.2	—	1.6	22.1
Total commercial loans and leases	21.0	1.1	0.6	10.4	33.1
Residential mortgages	1.7	—	—	—	1.7
Total consumer loans	1.7	—	—	—	1.7
Total	$22.7	$1.1	$0.6	$10.4	$34.8

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2025
Commercial real estate	$20.6	$—	$—
Commercial and industrial	7.2	—	—
Total commercial loans and leases	27.8	—	—
Direct installment	1.7	0.4	—
Residential mortgages	6.1	0.7	0.2
Consumer lines of credit	0.9	0.1	0.1
Total consumer loans	8.7	1.2	0.3
Total	$36.5	$1.2	$0.3

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
June 30, 2024
Commercial real estate	$14.8	$—	$—
Commercial and industrial	18.5	—	—
Total commercial loans and leases	33.3	—	—
Direct installment	1.3	0.8	—
Residential mortgages	3.3	2.9	1.2
Consumer lines of credit	1.6	0.4	—
Total consumer loans	6.2	4.1	1.2
Total	$39.5	$4.1	$1.2

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2025
Commercial real estate	$173.4	$(3.0)	$0.2	$(2.8)	$8.9	$179.5
Commercial and industrial	88.6	(18.1)	2.5	(15.6)	15.3	88.3
Commercial leases	22.8	(0.1)	—	(0.1)	(1.1)	21.6
Other	4.4	(1.1)	0.2	(0.9)	1.1	4.6
Total commercial loans and leases	289.2	(22.3)	2.9	(19.4)	24.2	294.0
Direct installment	28.1	(0.2)	0.2	—	(1.5)	26.6
Residential mortgages	94.1	(1.4)	0.1	(1.3)	2.6	95.4
Indirect installment	9.2	(1.7)	0.8	(0.9)	1.0	9.3
Consumer lines of credit	8.3	(0.3)	0.1	(0.2)	(1.3)	6.8
Total consumer loans	139.7	(3.6)	1.2	(2.4)	0.8	138.1
Total allowance for credit losses on loans and leases	428.9	(25.9)	4.1	(21.8)	25.0	432.1
Allowance for unfunded loan commitments	20.3	—	—	—	0.7	21.0
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$449.2	$(25.9)	$4.1	$(21.8)	$25.7	$453.1

Six Months Ended June 30, 2025
Commercial real estate	$166.9	$(10.6)	$0.6	$(10.0)	$22.6	$179.5
Commercial and industrial	85.6	(22.4)	5.0	(17.4)	20.1	88.3
Commercial leases	22.9	(0.2)	—	(0.2)	(1.1)	21.6
Other	4.3	(2.2)	0.5	(1.7)	2.0	4.6
Total commercial loans and leases	279.7	(35.4)	6.1	(29.3)	43.6	294.0
Direct installment	29.1	(0.6)	0.3	(0.3)	(2.2)	26.6
Residential mortgages	95.9	(1.8)	0.2	(1.6)	1.1	95.4
Indirect installment	9.5	(3.9)	1.2	(2.7)	2.5	9.3
Consumer lines of credit	8.6	(0.6)	0.2	(0.4)	(1.4)	6.8
Total consumer loans	143.1	(6.9)	1.9	(5.0)	—	138.1
Total allowance for credit losses on loans and leases	422.8	(42.3)	8.0	(34.3)	43.6	432.1
Allowance for unfunded loan commitments	21.4	—	—	—	(0.4)	21.0
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$444.2	$(42.3)	$8.0	$(34.3)	$43.2	$453.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended June 30, 2024
Commercial real estate	$161.9	$(3.2)	$0.8	$(2.4)	$(1.8)	$157.7
Commercial and industrial	86.9	(4.7)	1.7	(3.0)	9.6	93.5
Commercial leases	22.4	—	0.1	0.1	0.4	22.9
Other	4.1	(1.0)	0.6	(0.4)	0.3	4.0
Total commercial loans and leases	275.3	(8.9)	3.2	(5.7)	8.5	278.1
Direct installment	30.6	(0.4)	0.2	(0.2)	0.5	30.9
Residential mortgages	79.3	(0.2)	0.1	(0.1)	9.0	88.2
Indirect installment	12.5	(2.5)	0.9	(1.6)	2.2	13.1
Consumer lines of credit	8.6	(0.3)	0.1	(0.2)	0.1	8.5
Total consumer loans	131.0	(3.4)	1.3	(2.1)	11.8	140.7
Total allowance for credit losses on loans and leases	406.3	(12.3)	4.5	(7.8)	20.3	418.8
Allowance for unfunded loan commitments	21.9	—	—	—	(0.1)	21.8
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$428.2	$(12.3)	$4.5	$(7.8)	$20.2	$440.6
Six Months Ended June 30, 2024
Commercial real estate	$166.6	$(10.3)	$1.2	$(9.1)	$0.2	$157.7
Commercial and industrial	87.8	(8.6)	2.5	(6.1)	11.8	93.5
Commercial leases	21.2	(0.2)	0.1	(0.1)	1.8	22.9
Other	3.7	(1.9)	0.9	(1.0)	1.3	4.0
Total commercial loans and leases	279.3	(21.0)	4.7	(16.3)	15.1	278.1
Direct installment	33.8	(0.6)	0.4	(0.2)	(2.7)	30.9
Residential mortgages	70.5	(0.2)	0.1	(0.1)	17.8	88.2
Indirect installment	12.8	(5.4)	1.5	(3.9)	4.2	13.1
Consumer lines of credit	9.2	(0.6)	0.5	(0.1)	(0.6)	8.5
Total consumer loans	126.3	(6.8)	2.5	(4.3)	18.7	140.7
Total allowance for credit losses on loans and leases	405.6	(27.8)	7.2	(20.6)	33.8	418.8
Allowance for unfunded loan commitments	21.5	—	—	—	0.3	21.8
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$427.1	$(27.8)	$7.2	$(20.6)	$34.1	$440.6

Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(in millions)
Balance at beginning of period	$20.3	$21.9	$21.4	$21.5
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	0.8	(0.1)	(0.3)	0.4
Consumer portfolio	(0.1)	—	(0.1)	(0.1)
Balance at end of period	$21.0	$21.8	$21.0	$21.8
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
At June 30, 2025 and December 31, 2024, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2025, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.6% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which decreases 1.3% over our R&S forecast period, (iii) S&P Volatility, which increases 87.7% in 2025 and decreases 22.7% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2024 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
The ACL on loans and leases of $432.1 million at June 30, 2025 increased $9.3 million, or 2.2%, from December 31, 2024. Our ending ACL coverage ratio at June 30, 2025 was 1.25%, unchanged from December 31, 2024. Total provision for credit losses for the three months ended June 30, 2025 was $25.7 million, compared to $20.2 million for the same period of 2024. The second quarter of 2025 reflected net charge-offs of $21.8 million, or 0.25% annualized of average total loans, compared to $7.8 million, or 0.09% annualized, in the second quarter of 2024. Total provision for credit losses for the six months ended June 30, 2025 was $43.1 million, compared to $34.1 million in the same period of 2024. Net charge-offs were $34.3 million, or 0.20% annualized of average total loans, during the six months ended June 30, 2025, compared to $20.6 million, or 0.13% annualized, for the same period of 2024.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	June 30, 2025	December 31, 2024
Mortgage loans sold with servicing retained	$6,730	$6,429
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Mortgage loans sold with servicing retained	$323	$306	$635	$622
Pre-tax net gains (losses) resulting from above loan sales (1)	5	5	9	11
Mortgage servicing fees (1)	4	3	8	7
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$72.6	$62.5	$70.5	$59.5
Additions	2.5	3.9	6.0	7.8
Payoffs and curtailments	(1.3)	(0.8)	(2.1)	(1.3)
Impairment (charge) / recovery	0.1	—	—	0.2
Amortization / other	(1.7)	(0.5)	(2.2)	(1.1)
Balance at end of period	$72.2	$65.1	$72.2	$65.1
Fair value, beginning of period	$84.8	$75.2	$86.3	$71.8
Fair value, end of period	85.5	78.0	85.5	78.0
There was a $0.1 million valuation allowance for MSRs at both June 30, 2025 and December 31, 2024.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	June 30, 2025	December 31, 2024
Weighted average life (months)	92	96
Constant prepayment rate (annualized)	8.2%	7.6%
Discount rate	10.1%	10.3%
Effect on fair value due to change in interest rates:
+2.00%	$11	$6
+1.00%	8	5
+0.50%	6	3
+0.25%	3	2
-0.25%	(3)	(2)
-0.50%	(7)	(5)
-1.00%	(13)	(11)
-2.00%	(22)	(20)
-3.00%	(39)	(34)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of June 30, 2025, we had operating lease right-of-use assets and operating lease liabilities of $196.0 million and $237.7 million, respectively, including $72.1 million in operating right-of-use assets and $103.3 million in operating lease liabilities with a related party. As of June 30, 2025, we had finance lease right-of-use assets and finance lease liabilities of $33.5 million and $36.1 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2025, we have certain operating lease agreements, primarily for administrative office space, that are expected to commence in 2025 with lease terms of up to 20 years. At commencement, it is expected that these leases will add approximately $5.3 million in right-of-use assets and $5.3 million in other liabilities. In late 2024, the majority of FNB's Pittsburgh-based employees moved into the new headquarters building, consolidating several offices, subsidiaries and support departments under one roof to create opportunities for continued efficiency, collaboration and productivity enhancements. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating lease cost	$10	$9	$20	$19
Variable lease cost	2	2	3	3
Finance lease cost	1	1	2	2
Total lease cost	$13	$12	$25	$24
Other information related to leases is as follows:
TABLE 7.2

	Six Months Ended June 30,
(dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19	$15
Operating cash flows from finance leases	$1	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18	$25
Finance leases	$—	$4
Weighted average remaining lease term (years):
Operating leases	11	11
Finance leases	17	19
Weighted average discount rate:
Operating leases	4.0%	3.8%
Finance leases	3.6%	3.4%
Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
June 30, 2025
0 - 12 months	$35	$2	$37
13 - 24 months	32	3	35
25 - 36 months	29	3	32
37 - 48 months	26	3	29
49 - 60 months	24	3	27
Later years	151	35	186
Total lease payments	297	49	346
Less: imputed interest	(59)	(13)	(72)
Present value of lease liabilities	$238	$36	$274

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
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary. Additionally, we have an operating lease with a related party with a maximum exposure to loss of $72.1 million. For further information about this unconsolidated VIE, please see Note 7, "Leases."
TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
June 30, 2025
Trust preferred securities (1)	$3	$74	$—
Tax credit partnerships	164	66	164
Other investments	37	—	37
Total	$204	$140	$201
December 31, 2024
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	164	68	164
Other investments	34	—	34
Total	$201	$141	$198
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
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	June 30, 2025	December 31, 2024
Tax credit investments included in other assets	$98	$96
Unfunded tax credit investments	66	68
The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Provision for income taxes:
Amortization of tax credit investments under proportional method	$6	$6	$12	$11
Tax credits from tax credit investments	(7)	(6)	(13)	(11)
Other tax benefits related to tax credit investments	(1)	(1)	(2)	(2)
Total impact on provision for income taxes	$(2)	$(1)	$(3)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.

NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	June 30, 2025	December 31, 2024
Securities sold under repurchase agreements	$138	$165
Federal Home Loan Bank advances	885	585
Federal funds purchased	720	370
Subordinated notes	133	136
Total short-term borrowings	$1,876	$1,256
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $385.0 million, or 43.5%, had overnight maturities as of June 30, 2025, compared to $335.0 million, or 57.3%, as of December 31, 2024. At June 30, 2025 and December 31, 2024, none of the short-term FHLB advances were swapped to fixed rates. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	June 30, 2025	December 31, 2024
Federal Home Loan Bank advances	$1,450	$1,750
Senior notes	847	847
Subordinated notes	78	74
Junior subordinated debt	74	73
Other subordinated debt	243	268
Total long-term borrowings	$2,692	$3,012
Our banking affiliate has available credit with the FHLB of $12.4 billion, of which $2.3 billion was utilized and included in short-term and long-term borrowings and $450.0 million was utilized for letters of credit for pledging of public funds as of June 30, 2025. These advances are secured by $17.3 billion of loans collateralized by residential mortgages, home equity lines of credit, commercial real estate and FHLB stock. The short-term borrowings are scheduled to mature in various amounts periodically during 2025 while the long-term borrowings are scheduled to mature periodically through 2028. Effective interest rates paid on long-term fixed rate FHLB advances held during 2025 ranged from 3.69% to 4.69% for the three months ended June 30, 2025, and 3.69% and 4.88% for the year ended December 31, 2024. The effective interest rate paid on variable rate long-term FHLB advances was Overnight SOFR plus an average spread of 35 basis points for the three months ended June 30, 2025, compared to an average spread of 34 basis points for the year ended December 31, 2024.

The following table provides information relating to our senior notes and other subordinated debt as of June 30, 2025. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 9.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.150% Senior Notes due August 25, 2025	$350	$347	$350	8/25/2025	5.150%
5.722% Fixed-To-Floating Rate Senior Notes due December 11, 2030 (1)	500	497	497	12/11/2030	5.722%
Total senior notes	850	844	847
Other Subordinated Debt:
6.969% Fixed-To-Floating Rate Subordinated Notes due 2029 (2)	120	118	119	2/14/2029	6.969%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
7.597% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (3) (4)	25	26	24	12/6/2028	7.597%
Total other subordinated debt	245	242	243
Total	$1,095	$1,086	$1,090
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
During the second quarter of 2025, we redeemed $25.0 million in other subordinated debt assumed from our previous acquisition of UB Bancorp that was set to reprice at a higher interest rate.
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
The following table provides information relating to the Trusts as of June 30, 2025:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	6.23%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	5.90%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	24	9/30/2035	6.02%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	6.06%	SOFR + 148 bps
Total	$77	$3	$74
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Other Credit Availability
Our banking affiliate has additional unused other wholesale credit availability of $6.3 billion as of June 30, 2025.

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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	June 30, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$2,150	$13	$—	$2,400	$—	$6
Interest rate swaps – not designated	6,105	56	53	5,901	96	16
Total subject to master netting arrangements	8,255	69	53	8,301	96	22
Not subject to master netting arrangements:
Interest rate swaps – not designated	6,105	53	182	5,901	16	287
Interest rate lock commitments – not designated	473	5	—	417	1	4
Forward delivery commitments – not designated	477	—	5	486	4	—
Credit risk contracts – not designated	763	—	—	819	—	—
Total not subject to master netting arrangements	7,818	58	187	7,623	21	291
Total	$16,073	$127	$240	$15,924	$117	$313
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
The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Six Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024		2025	2024
Derivatives in cash flow hedging relationships:
Interest rate contracts	$16	$(15)	Interest income (expense)	$(15)	$(19)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Six months ended June 30,
	2025		2024
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$981	$34	$975	$60
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(15)	—	(25)	6
As of June 30, 2025, the maximum length of time over which forecasted interest cash flows are hedged is 4.5 years. In the twelve months that follow June 30, 2025, we expect to reclassify from the amount currently reported in AOCI net derivative losses of $2.0 million ($1.6 million net of tax), in association with interest on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to June 30, 2025.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the six months ended June 30, 2025 and 2024, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Risk participation agreements sold with notional amounts totaling $574 million as of June 30, 2025 have remaining terms ranging from two months to 16 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0 at both June 30, 2025 and December 31, 2024. The fair values of risk participation agreements purchased and sold were $0.2 million and $0.1 million, respectively, at June 30, 2025 and $0.1 million and $0, respectively, at December 31, 2024.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Six Months Ended June 30,
(in millions)	Consolidated Statements of Income Location	2025	2024
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	(8)	4
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay $0.1 million as of June 30, 2025 and $0.2 million as of December 31, 2024, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset: Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.
TABLE 10.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amount Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
June 30, 2025
Derivative Assets
Subject to master netting arrangement	$69	$—	$69	$47	$20	$2
Not subject to master netting arrangement	53	—	53
Total	$122	$—	$122

Derivative Liabilities
Subject to master netting arrangement	$53	$—	$53	$47	$6	$—
Not subject to master netting arrangement	182	—	182
Total	$235	$—	$235

December 31, 2024
Derivative Assets
Subject to master netting arrangement	$96	$—	$96	$16	$80	$—
Not subject to master netting arrangement	16	—	16
Total	$112	$—	$112

Derivative Liabilities
Subject to master netting arrangement	$22	$—	$22	$16	$6	$—
Not subject to master netting arrangement	287	—	287
Total	$309	$—	$309

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

Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	June 30, 2025	December 31, 2024
Commitments to extend credit	$14,447	$14,283
Standby letters of credit	278	271
At June 30, 2025, funding of 82.7% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $21.0 million at June 30, 2025 and $21.4 million at December 31, 2024. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock unit awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,324,978 and 1,249,783 restricted stock units during the six months ended June 30, 2025 and 2024, respectively, including 313,842 and 331,182 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock. As of June 30, 2025, we had 7,579,694 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Six Months Ended June 30,
	2025		2024
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,571,311	$13.38	3,502,598	$12.89
Granted	1,324,978	14.39	1,249,783	14.04
Net adjustment	288,675	—	341,857	—
Vested	(1,526,998)	13.51	(1,499,097)	12.76
Forfeited/expired/canceled	(122,515)	13.11	(27,777)	12.25
Unvested units outstanding at end of period	3,535,451	13.81	3,567,364	13.36

The following table provides certain information related to restricted stock units:
TABLE 12.2

	Six Months Ended June 30,
(in millions)	2025	2024
Stock-based compensation expense	$13	$12
Tax benefit related to stock-based compensation expense	3	3
Fair value of units vested	21	19
As of June 30, 2025, there was $15.4 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of June 30, 2025 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,579,301	956,150	3,535,451
Unrecognized compensation expense	$15	$—	$15
Intrinsic value	$38	$14	$52
Weighted average remaining life (in years)	2.01	2.34	2.10
NOTE 13.    INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2025	2024	2025	2024
Current income taxes:
Federal taxes	$34	$30	$53	$47
State taxes	3	2	5	4
Total current income taxes	37	32	58	51
Deferred income taxes:
Federal taxes	(1)	1	8	14
State taxes	—	1	1	3
Total deferred income taxes	(1)	2	9	17
Total income taxes	$36	$34	$67	$68
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	21.5	21.6	21.2	21.6
Although pretax income increased slightly for the six months ended June 30, 2025, the impact on income tax expense was partially offset by the recognition of tax-exempt benefits associated with BOLI and increased net LIHTC.

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $27.8 million and $57.9 million at June 30, 2025 and December 31, 2024, respectively, with the decline primarily from lower unrealized losses on investment securities available for sale.
Other
On July 4, 2025, the One Big Beautiful Bill (the Act) was signed into law in the U.S. We are currently evaluating income tax implications of the Act. We do not expect the Act to have a material impact on our Consolidated Financial Statements.
NOTE 14.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2025
Balance at beginning of period	$(119)	$(15)	$(35)	$(169)
Other comprehensive income (loss) before reclassifications	52	12	1	65
Amounts reclassified from AOCI	—	12	—	12
Net current period other comprehensive income (loss)	52	24	1	77
Balance at end of period	$(67)	$9	$(34)	$(92)
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

The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, except per share data)	2025	2024	2025	2024
Net income	$130	$123	$247	$245
Less: Preferred stock dividends	—	—	—	6
Net income available to common shareholders	$130	$123	$247	$239
Basic weighted average common shares outstanding	361,417,949	361,754,312	361,571,896	361,500,357
Net effect of dilutive stock options and restricted stock	841,015	946,921	1,091,899	1,159,902
Diluted weighted average common shares outstanding	362,258,964	362,701,233	362,663,795	362,660,259
Earnings per common share:
Basic	$0.36	$0.34	$0.68	$0.66
Diluted	$0.36	$0.34	$0.68	$0.66
There were no anti-dilutive shares for the six months ended June 30, 2025 and 2024.

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Six Months Ended June 30,
(in millions)	2025	2024
Interest paid on deposits and other borrowings	$475	$461
Income taxes paid	26	26
Transfers of loans to other real estate owned	1	1
Loans transferred to held for sale from portfolio	32	—
Loans transferred to portfolio from held for sale	16	12
We did not have any restricted cash as of June 30, 2025 and 2024.
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
The interim segmentation and measurement basis for segment profit and loss as of June 30, 2025 is consistent to December 31, 2024.

The following table provides financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2025
Interest income	$581	$—	$—	$2	$583
Interest expense	221	—	—	14	235
Net interest income (loss)	360	—	—	(12)	348
Provision for credit losses	26	—	—	—	26
Non-interest income:
Service charges	23	—	—	—	23
Interchange and card transaction fees	14	—	—	—	14
Trust services	—	11	—	—	11
Insurance commissions and fees	—	—	5	—	5
Securities commissions and fees	—	9	—	—	9
Capital markets income	6	—	—	1	7
Mortgage banking operations	6	—	—	—	6
Other	17	—	—	(1)	16
Total non-interest income	66	20	5	—	91
Non-interest expense:
Salaries and employee benefits	114	11	4	1	130
Other	103	3	1	10	117
Total non-interest expense	217	14	5	11	247
Income tax expense (benefit)	40	1	—	(5)	36
Net income (loss)	$143	$5	$—	$(18)	$130

Total assets	$49,380	$45	$35	$265	$49,725
Total loans and leases	34,634	—	—	45	34,679
Total deposits	38,552	—	—	(804)	37,748
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,425	—	—	14,425

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2024
Interest income	$555	$—	$—	$2	$557
Interest expense	233	—	—	8	241
Net interest income (loss)	322	—	—	(6)	316
Provision for credit losses	20	—	—	—	20
Non-interest income:
Service charges	23	—	—	—	23
Interchange and card transaction fees	13	—	—	—	13
Trust services	—	12	—	—	12
Insurance commissions and fees	—	—	6	—	6
Securities commissions and fees	—	8	—	—	8
Capital markets income	5	—	—	—	5
Mortgage banking operations	7	—	—	—	7
Other	16	—	—	(2)	14
Total non-interest income	64	20	6	(2)	88
Non-interest expense:
Salaries and employee benefits	105	11	4	1	121
Other	99	3	2	2	106
Non-interest expense	204	14	6	3	227
Income tax expense (benefit)	36	1	—	(3)	34
Net income (loss)	$126	$5	$—	$(8)	$123

Total assets	$47,421	$42	$36	$216	$47,715
Total loans and leases	33,716	—	—	41	33,757
Total deposits	35,338	—	—	(344)	34,994
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	13,520	—	—	13,520

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2025
Interest income	$1,139	$—	$—	$3	$1,142
Interest expense	442	—	—	29	471
Net interest income (loss)	697	—	—	(26)	671
Provision for credit losses	43	—	—	—	43
Non-interest income:
Service charges	45	—	—	—	45
Interchange and card transaction fees	26	—	—	—	26
Trust services	—	24	—	—	24
Insurance commissions and fees	—	—	11	—	11
Securities commissions and fees	—	18	—	—	18
Capital markets income	10	—	—	2	12
Mortgage banking operations	13	—	—	—	13
Other	35	—	—	(5)	30
Total non-interest income	129	42	11	(3)	179
Non-interest expense:
Salaries and employee benefits	235	21	8	1	265
Other	204	7	2	15	228
Total non-interest expense	439	28	10	16	493
Income tax expense (benefit)	74	3	—	(10)	67
Net income (loss)	$270	$11	$1	$(35)	$247

Total assets	$49,380	$45	$35	$265	$49,725
Total loans and leases	34,634	—	—	45	34,679
Total deposits	38,552	—	—	(804)	37,748
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,425	—	—	14,425

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2024
Interest income	$1,097	$—	$—	$3	$1,100
Interest expense	451	—	—	14	465
Net interest income (loss)	646	—	—	(11)	635
Provision for credit losses	34	—	—	—	34
Non-interest income:
Service charges	44	—	—	—	44
Interchange and card transaction fees	26	—	—	—	26
Trust services	—	23	—	—	23
Insurance commissions and fees	—	—	13	—	13
Securities commissions and fees	—	16	—	—	16
Capital markets income	10	—	—	1	11
Mortgage banking operations	15	—	—	—	15
Other	32	—	—	(4)	28
Total non-interest income	127	39	13	(3)	176
Non-interest expense:
Salaries and employee benefits	220	22	7	1	250
Other	199	5	3	7	214
Total non-interest expense	419	27	10	8	464
Income tax expense (benefit)	70	3	1	(6)	68
Net income (loss)	$250	$9	$2	$(16)	$245

Total assets	$47,421	$42	$36	$216	$47,715
Total loans and leases	33,716	—	—	41	33,757
Total deposits	35,338	—	—	(344)	34,994
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	13,520	—	—	13,520
(1) The assets under administration are not held on our Consolidated Balance Sheets.

NOTE 18.    FAIR VALUE MEASUREMENTS
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a description of additional valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$275	$—	$—	$275
U.S. government agencies	—	45	—	45
U.S. GSE	—	303	—	303
Residential MBS:
Agency MBS	—	774	—	774
Agency CMO	—	652	—	652
Agency commercial MBS	—	1,471	—	1,471
States of the U.S. and political subdivisions (municipals)	—	19	—	19
Other debt securities	—	41	—	41
Total debt securities available for sale	275	3,305	—	3,580
Loans held for sale	—	270	—	270
Loans receivable	—	—	66	66
Derivative financial instruments
Trading	—	108	—	108
Not for trading	—	14	5	19
Total derivative financial instruments	—	122	5	127
Total assets measured at fair value on a recurring basis	$275	$3,697	$71	$4,043
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$235	$—	$235
Not for trading	—	5	—	5
Total derivative financial instruments	—	240	—	240
Total liabilities measured at fair value on a recurring basis	$—	$240	$—	$240

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$274	$—	$—	$274
U.S. government agencies	—	53	—	53
U.S. GSE	—	300	—	300
Residential MBS:
Agency MBS	—	694	—	694
Agency CMO	—	698	—	698
Agency commercial MBS	—	1,388	—	1,388
States of the U.S. and political subdivisions (municipals)	—	22	—	22
Other debt securities	—	37	—	37
Total debt securities available for sale	274	3,192	—	3,466
Loans held for sale	—	214	—	214
Loans receivable	—	—	53	53
Derivative financial instruments
Trading	—	112	—	112
Not for trading	—	4	1	5
Total derivative financial instruments	—	116	1	117
Total assets measured at fair value on a recurring basis	$274	$3,522	$54	$3,850
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$303	$—	$303
Not for trading	—	6	4	10
Total derivative financial instruments	—	309	4	313
Total liabilities measured at fair value on a recurring basis	$—	$309	$4	$313

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Other Debt Securities	Loans Receivable	Interest Rate Lock Commitments	Total
Six Months Ended June 30, 2025
Balance at beginning of period	$—	$53	$1	$54
Purchases, issuances, sales and settlements:
Issuances	—	—	6	6
Settlements	—	—	(1)	(1)
Transfers into Level 3	—	13	—	13
Balance at end of period	$—	$66	$6	$72
Year Ended December 31, 2024
Balance at beginning of period	$—	$—	$5	$5
Purchases, issuances, sales and settlements:
Issuances	—	—	1	1
Settlements	—	—	(5)	(5)
Transfers into Level 3	—	53	—	53
Balance at end of period	$—	$53	$1	$54
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first six months of 2025, $13.0 million was transferred to loans receivable measured using the fair value option at Level 3, compared to $47.3 million during the first six months of 2024.
From time to time, we measure certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were described in Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K. For assets measured at fair value on a non-recurring basis still held at the Balance Sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
June 30, 2025
Collateral dependent loans	$—	$—	$98	$98
Other assets - MSRs	—	—	1	1
Other assets - SBA servicing asset	—	—	1	1
December 31, 2024
Collateral dependent loans	$—	$—	$105	$105
Other assets - MSRs	—	—	1	1
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the six months or twelve months ended June 30, 2025 and December 31, 2024, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2025 had a carrying amount of $97.7 million, which includes an allocated

ACL of $29.1 million. The ACL includes a provision applicable to the current period fair value measurements of $31.5 million, which was included in provision for credit losses for the six months ended June 30, 2025.
MSRs measured at fair value on a non-recurring basis had a carrying value of $1.1 million, and a valuation allowance of $0.1 million as of June 30, 2025. There was no provision relating to the valuation allowance included in earnings for 2025.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.
The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Financial Assets
Cash and cash equivalents	$2,427	$2,427	$2,427	$—	$—
Debt securities available for sale	3,580	3,580	275	3,305	—
Debt securities held to maturity	4,115	3,857	1	3,856	—
Net loans and leases, including loans held for sale	34,543	33,674	—	270	33,404
Loan servicing rights	73	87	—	—	87
Derivative assets	127	127	—	122	5
Accrued interest receivable	161	161	161	—	—
Financial Liabilities
Deposits	37,748	37,713	30,235	7,478	—
Short-term borrowings	1,876	1,876	1,876	—	—
Long-term borrowings	2,692	2,701	—	1,452	1,249
Derivative liabilities	240	240	—	240	—
Accrued interest payable	59	59	59	—	—
December 31, 2024
Financial Assets
Cash and cash equivalents	$2,419	$2,419	$2,419	$—	$—
Debt securities available for sale	3,466	3,466	274	3,192	—
Debt securities held to maturity	3,979	3,644	1	3,643	—
Net loans and leases, including loans held for sale	33,734	32,648	—	214	32,434
Loan servicing rights	72	88	—	—	88
Derivative assets	117	117	—	116	1
Accrued interest receivable	164	164	164	—	—
Financial Liabilities
Deposits	37,107	37,070	29,607	7,463	—
Short-term borrowings	1,256	1,256	1,256	—	—
Long-term borrowings	3,012	3,004	—	1,748	1,256
Derivative liabilities	313	313	—	309	4
Accrued interest payable	65	65	65	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the six-month periods ended June 30, 2025 and 2024. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025. Our results of operations for the six months ended June 30, 2025 are not necessarily indicative of results expected for the full year.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward‑looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements may relate to various matters, including our financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “positioned,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar words or expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make.
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
•changes and instability in economic conditions and financial markets, in the regions in which we operate or otherwise, including a contraction of economic activity, economic downturn or uncertainty and international conflict;
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
You should treat forward-looking statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake, and specifically disclaims any obligation, to update or revise any forward-looking statements to reflect the occurrence of events or circumstances after the date of such statements except as required by law.
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
Management believes certain items (e.g., FDIC special assessment) are not organic to running our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.
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

FINANCIAL SUMMARY
Net income available to common shareholders for the second quarter of 2025 was $130.7 million, or $0.36 per diluted common share. Comparatively, second quarter of 2024 net income available to common shareholders totaled $123.0 million ($123.7 million on an operating basis (non-GAAP)), or $0.34 per diluted common share.
We reported strong second quarter results, generating earnings per diluted common share of $0.36 with record revenue of $438.2 million, a 6.5% linked-quarter increase, principally driven by growth in net interest income and non-interest income. Our CET1 ratio of 10.8% and tangible common equity to tangible assets ratio (non-GAAP) of 8.5% were both at record levels, tangible book value per common share (non-GAAP) increased 13% year-over-year, while we still produced a solid return on tangible common equity ratio (non-GAAP) of 13.6%. Balance sheet growth was solid with linked-quarter annualized average loan and deposit growth of 5.3% and 1.7%, respectively, benefiting from our diverse geographic footprint. Our consistent underwriting standards and proactive credit risk management actions led to continued strong credit results for the quarter with non-performing loans declining $44 million, or 27.5%, from the prior quarter.
Income Statement Highlights
•Net interest income totaled a record $347.2 million, an increase of $23.4 million, or 7.2%, from the prior quarter, primarily due to higher yields on earning assets, lower cost of funds and one more day in the current quarter.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) increased 16 basis points to 3.19%, reflecting a 10 basis point improvement in the total yield on earning assets (non-GAAP) and a 6 basis point improvement in the total cost of funds.
•The provision for credit losses was $25.6 million, an increase of $8.1 million from the prior quarter, with net charge-offs of $21.8 million, or 0.25% annualized of total average loans, compared to $12.5 million, or 0.15% annualized, in the prior quarter, reflecting continued proactive management of the loan portfolio.
•Non-interest income totaled a record $91.0 million, an increase of 3.5% from the year-ago quarter, benefiting from our diversified business model and related revenue generation, including a 34.1% and 5.2% increase in capital markets and wealth management revenue, respectively.
•The efficiency ratio (non-GAAP) remained at a solid level of 54.8%, compared to 54.4% for the year-ago quarter and down from the seasonally higher 58.5% in the prior quarter.

Balance Sheet Highlights
•Period-end total loans and leases increased $922.3 million, or 2.7%, compared to June 30, 2024. Consumer loans increased $812.9 million, or 6.4%, net of a $431 million indirect auto loan sale that closed in the third quarter of 2024, and commercial loans and leases increased $109.4 million, or 0.5%. Our loan growth was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
•On a linked-quarter basis, average loans and leases increased $451.7 million, or 5.3% annualized, as average consumer loans increased $365.4 million, or 11.4% annualized, and average commercial loans and leases increased $86.3 million, or 1.6% annualized.
•Period-end total deposits increased $2.8 billion, or 7.9%, compared to June 30, 2024, driven by an increase of $2.6 billion in interest-bearing demand deposits and $625.5 million in shorter-term time deposits, offsetting the decline of $276.9 million in savings deposits and $189.5 million in non-interest-bearing demand deposits, as customers migrated into higher-yielding deposit products.
•On a linked-quarter basis, average deposits increased $155.6 million, or 1.7% annualized, due to organic growth in new and existing customer relationships. The ratio of non-interest-bearing demand deposits to total deposits was stable at 26% at June 30, 2025, compared to the prior quarter-end.
•The loan-to-deposit ratio was 92% at June 30, 2025, stable compared to the prior quarter at 92%, and meaningfully lower compared to 96% at June 30, 2024.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO decreased 14 basis points from the prior quarter at 0.34%. Total delinquency decreased 1 basis point to 0.62%, compared to 0.63% at June 30, 2024, and declined 13 basis points from the prior quarter. The overall asset quality metrics continue to remain at solid levels, reflecting continued proactive management of the loan portfolio.
•The ACL on loans and leases was $432.1 million, an increase of $13.3 million compared to June 30, 2024, with the ratio of the ACL to total loans and leases remaining relatively stable at 1.25%.
•Tangible book value per common share (non-GAAP) of $11.14, increased $1.26, or 12.8%, compared to June 30, 2024. AOCI reduced the tangible book value per common share (non-GAAP) by $0.26 as of June 30, 2025, primarily due to the impact of unrealized losses on AFS securities, compared to a reduction of $0.67 as of June 30, 2024, and $0.34 as of March 31, 2025.
•Record capital levels with the CET1 capital ratio at 10.8% and the tangible common equity to tangible assets ratio (non-GAAP) at 8.47%.
•During the second quarter of 2025, we repurchased 0.7 million shares of common stock at a weighted average share price of $13.85 for $10.0 million while maintaining strong capital and supporting loan growth in the quarter.

TABLE 1

	Three Months Ended June 30,
Quarterly Results Summary	2025	2024
Reported results
Net income available to common shareholders (millions)	$130.7	$123.0
Earnings per diluted common share	0.36	0.34
Book value per common share	18.17	16.94
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	130.7	123.7
Operating earnings per diluted common share	0.36	0.34
Average diluted common shares outstanding (thousands)	362,259	362,701
Significant items impacting earnings(1) (millions)
Pre-tax FDIC assessment	$—	$(0.8)
After-tax impact of FDIC assessment	—	(0.6)
Total significant items pre-tax	$—	$(0.8)
Total significant items after-tax	$—	$(0.6)
Capital measures
CET1 capital ratio	10.79%	10.19%
Tangible common equity to tangible assets (non-GAAP)	8.47	7.86
Tangible book value per common share (non-GAAP)	$11.14	$9.88

	Six Months Ended June 30,
Year-to-Date Results Summary	2025	2024
Reported results
Net income available to common shareholders (millions)	$247.2	$239.4
Earnings per diluted common share	0.68	0.66
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	247.2	246.4
Operating earnings per diluted common share	0.68	0.68
Average diluted common shares outstanding (thousands)	362,664	362,660
Significant items impacting earnings(1) (millions)
Preferred dividend equivalent at redemption	$—	$(4.0)
Pre-tax branch consolidation costs	—	(1.2)
After-tax impact of branch consolidation costs	—	(0.9)
Pre-tax FDIC assessment	—	(5.2)
After-tax impact of FDIC assessment	—	(4.1)
Pre-tax loss on indirect auto loan sales	—	2.6
After-tax impact of loss on indirect auto loan sales	—	2.1
Total significant items after-tax	$—	$(6.9)
(1) Favorable (unfavorable) impact on earnings

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024
Net income available to common shareholders for the three months ended June 30, 2025 was $130.7 million or $0.36 per diluted common share, compared to $123.0 million, or $0.34 per diluted common share, for the three months ended June 30, 2024. On an operating basis, second quarter of 2025 earnings per diluted common share (non-GAAP) was $0.36, with no significant items impacting earnings. By comparison, second quarter of 2024 earnings per diluted common share (non-GAAP) was $0.34 on an operating basis, excluding $0.8 million (pre-tax) of FDIC insurance special assessment expense.
Net interest income totaled $347.2 million, an increase of $31.3 million, or 9.9%, reflecting growth in earning assets and lower interest-bearing deposit costs. The net interest margin (FTE) (non-GAAP) increased 10 basis points to 3.19%. The provision for credit losses was $25.6 million, compared to $20.2 million. Non-interest income increased $3.1 million, or 3.5%, reflecting increases in wealth management revenue, capital markets income and other non-interest income. Non-interest expense for the second quarter of 2025 increased $19.6 million, or 8.7%. The biggest drivers of the non-interest expense increase were salaries and benefits expense increasing $8.9 million, or 7.4%, primarily reflecting strategic hiring associated with our efforts to grow market share and continued investments in our risk management infrastructure, as well as higher production-related compensation and normal annual merit increases. Net occupancy and equipment expense increased $4.3 million, or 10.1%, largely from technology-related investments and de novo branch expansions, and other non-interest expense increased $4.3 million, or 19.9%, reflecting the impact of Community Uplift, a mortgage down payment assistance program that was enhanced and expanded in conjunction with our previously announced DOJ settlement agreement. Income taxes of $35.7 million increased $1.7 million, or 5.1%.

Financial highlights are summarized below:
TABLE 2

	Three Months Ended June 30,		$	%
(dollars in thousands, except per share data)	2025	2024	Change	Change
Net interest income	$347,196	$315,890	$31,306	9.9%
Provision for credit losses	25,601	20,189	5,412	26.8
Non-interest income	91,015	87,922	3,093	3.5
Non-interest expense	246,225	226,612	19,613	8.7
Income taxes	35,715	33,974	1,741	5.1
Net income	$130,670	$123,037	$7,633	6.2%
Earnings per common share – Basic	$0.36	$0.34	$0.02	5.9%
Earnings per common share – Diluted	0.36	0.34	0.02	5.9
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended June 30,
	2025	2024
Return on average equity	8.09%	8.20%
Return on average tangible common equity (1)	13.57	14.54
Return on average assets	1.07	1.06
Return on average tangible assets (1)	1.15	1.16
Equity to assets	13.12	12.76
Average equity to average assets	13.19	12.99
Tangible common equity to tangible assets (1)	8.47	7.86
CET1 capital ratio	10.79	10.19
Dividend payout ratio	33.34	35.42
Book value per common share	$18.17	$16.94
Tangible book value per common share (1)	11.14	9.88
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,723,351	$17,788	4.14%	$868,390	$8,207	3.80%
Taxable investment securities (1)	6,587,352	56,955	3.46	6,154,907	47,564	3.09
Tax-exempt investment securities (1)(2)	1,004,672	8,737	3.48	1,033,552	8,911	3.45
Loans held for sale	225,509	4,156	7.37	110,855	2,519	9.09
Loans and leases (2)(3)	34,502,493	498,078	5.79	33,255,738	492,902	5.96
Total interest-earning assets (2)	44,043,377	585,714	5.33	41,423,442	560,103	5.43
Cash and due from banks	395,418			387,374
Allowance for credit losses	(437,130)			(414,372)
Premises and equipment	555,889			484,851
Other assets	4,548,082			4,590,486
Total assets	$49,105,636			$46,471,781
Liabilities
Deposits:
Interest-bearing demand	$16,989,336	108,618	2.56	$14,662,774	98,211	2.69
Savings	3,081,518	6,862	0.89	3,360,593	10,136	1.21
Certificates and other time	7,241,453	65,710	3.64	6,645,682	71,613	4.33
Total interest-bearing deposits	27,312,307	181,190	2.66	24,669,049	179,960	2.93
Short-term borrowings	1,876,526	20,132	4.29	2,640,985	32,837	4.99
Long-term borrowings	2,741,561	34,123	4.99	2,164,983	28,501	5.29
Total interest-bearing liabilities	31,930,394	235,445	2.96	29,475,017	241,298	3.29
Non-interest-bearing demand deposits	9,812,486			9,921,073
Total deposits and borrowings	41,742,880		2.26	39,396,090		2.46
Other liabilities	883,637			1,037,452
Total liabilities	42,626,517			40,433,542
Shareholders’ equity	6,479,119			6,038,239
Total liabilities and shareholders’ equity	$49,105,636			$46,471,781
Net interest-earning assets	$12,112,983			$11,948,425
Net interest income (FTE) (2)		350,269			318,805
Tax-equivalent adjustment		(3,073)			(2,915)
Net interest income		$347,196			$315,890
Net interest spread			2.37%			2.14%
Net interest margin (2)			3.19%			3.09%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $31.5 million, or 9.9%, to $350.3 million for the second quarter of 2025, primarily due to growth in earning assets as well as decreased total average borrowings and lower deposit costs. Average earning assets of $44.0 billion increased $2.6 billion, or 6.3%, driven by an increase in average loans and leases from the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint. Average interest-bearing liabilities of $31.9 billion increased $2.5 billion, or 8.3%, driven by an increase of $2.6 billion in average interest-bearing deposits, which supported the growth in earning assets. Our net interest margin FTE (non-GAAP) increased 10 basis points on a year-over-year basis to 3.19%. The yield on earning assets (non-GAAP) decreased 10 basis points to 5.33%, driven by a 17 basis point decline in yields on loans to 5.79%, reflecting reduced interest rate levels as the FOMC lowered the target Federal Funds interest rate by 100 basis points in the latter half of 2024, offset by a 32-basis point increase in yields on investment securities to 3.46%. Second quarter net interest income included $2.2 million in purchase accounting accretion from the pay-off of a previously acquired loan adding 2 basis points to net interest margin. Total cost of funds decreased 20 basis points to 2.26% with a 27 basis point decrease in interest-bearing deposit costs to 2.66% and a 42 basis point decrease in total borrowing costs, inclusive of the December 2024 senior note offering of $500 million.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$8,791	$790	$9,581
Investment securities (2)	3,806	5,411	9,217
Loans held for sale	2,111	(474)	1,637
Loans and leases (2)	18,808	(13,632)	5,176
Total interest income (2)	33,516	(7,905)	25,611
Interest Expense (1)
Deposits:
Interest-bearing demand	21,600	(11,193)	10,407
Savings	(1,711)	(1,563)	(3,274)
Certificates and other time	4,968	(10,871)	(5,903)
Short-term borrowings	(9,529)	(3,176)	(12,705)
Long-term borrowings	7,199	(1,577)	5,622
Total interest expense	22,527	(28,380)	(5,853)
Net change (2)	$10,989	$20,475	$31,464
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
Interest income on an FTE basis (non-GAAP) of $585.7 million for the second quarter of 2025, increased $25.6 million, or 4.6%, from the same quarter of 2024, resulting from an increase in average earning assets of $2.6 billion. The increase in earning assets was primarily driven by a $1.2 billion, or 3.7%, increase in average loans and leases and an increase of $855.0 million in average interest-bearing deposits with banks. Average commercial loan growth of $357.8 million, or 1.7%, was led by increases of $120.4 million in commercial and industrial loans, $117.2 million in commercial leases and $103.5 million in commercial real estate loans. The increase in average commercial loans and leases was driven by activity across the footprint, including the Charlotte and Cleveland markets. The increase in commercial real estate included fundings on previously originated construction projects. Average consumer loans increased $889.0 million, or 7.2%, with a $1.2 billion increase in residential mortgages largely due to the continued successful execution in key markets by our expanded mortgage banker team and long-standing strategy of serving the purchase market. This growth was partially offset by a decrease in average indirect auto loans of $388.1 million reflecting the sale of $431 million that closed in September of 2024, partially offset by new organic growth in the portfolio. The yield on average earning assets (non-GAAP) decreased 10 basis points to 5.33% for the second quarter of 2025, primarily due to a 17 basis point decrease in yields on loans to 5.79%, offset by a 32 basis point increase in yields on investment securities to 3.46%, benefiting from balance sheet restructuring activities in 2024.
Interest expense of $235.4 million for the second quarter of 2025 decreased $5.9 million from the same quarter of 2024, primarily due to lower overall cost of funds and lower average borrowings. Average interest-bearing deposits increased $2.6 billion, or 10.7%, while average non-interest-bearing demand deposits decreased $108.6 million, or 1.1%, and average savings deposits decreased $279.1 million, or 8.3%, as customers migrated balances into higher-yielding products. The growth in average total deposits reflected organic growth in new and existing customer relationships. Average short-term borrowings decreased $764.5 million, or 28.9%, primarily reflecting a decrease of $885.9 million in short-term FHLB borrowings, partially offset by a $170.1 million increase in Federal Funds purchased. Average long-term borrowings increased $576.6 million, or 26.6%, primarily reflecting the December 2024 issuance of $500 million in senior notes due in 2030. The total cost of funds decreased 20 basis points to 2.26% with a 27 basis point decrease in interest-bearing deposit costs to 2.66%, and a decrease of 42 basis points in total borrowing costs.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Provision for credit losses on loans and leases	$24,959	$20,312	$4,647	22.9%
Provision for unfunded loan commitments	694	(119)	813	683.2
Total provision for credit losses on loans and leases	25,653	20,193	5,460	27.0
Provision for investment securities	(52)	(4)	(48)	n/m
Total provision for credit losses	$25,601	$20,189	$5,412	26.8%
Net loan charge-offs	$21,783	$7,849	$13,934	177.5%
Net loan charge-offs (annualized) / total average loans and leases	0.25%	0.09%
n/m - not meaningful
Provision for credit losses on loans and leases was $25.7 million during the second quarter of 2025, an increase of $5.5 million from the same period of 2024. The second quarter of 2025 is comprised of a $25.0 million provision for loans and leases outstanding and a $0.7 million provision for unfunded loan commitments. The second quarter of 2025 reflected net charge-offs of $21.8 million, or 0.25% annualized of total average loans, compared to $7.8 million, or 0.09% annualized, in the second quarter of 2024, reflecting continued proactive management of the loan portfolio and the utilization of previously established reserves. For additional information relating to the allowance and provision for credit losses, refer to the “Allowance for Credit Losses on Loans and Leases” section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the three months ended June 30, 2025 and 2024 is presented in the following table:
TABLE 7

	Three Months Ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Service charges	$22,930	$23,332	$(402)	(1.7)%
Interchange and card transaction fees	13,254	13,005	249	1.9
Trust services	11,591	11,475	116	1.0
Insurance commissions and fees	5,108	5,973	(865)	(14.5)
Securities commissions and fees	8,882	7,980	902	11.3
Capital markets income	6,897	5,143	1,754	34.1
Mortgage banking operations	6,306	6,956	(650)	(9.3)
Dividends on non-marketable equity securities	6,168	6,895	(727)	(10.5)
Bank owned life insurance	3,838	3,419	419	12.3
Net securities gains (losses)	58	(3)	61	—
Other	5,983	3,747	2,236	59.7
Total non-interest income	$91,015	$87,922	$3,093	3.5%
Total non-interest income increased by $3.1 million, or 3.5%, to a record of $91.0 million for the second quarter of 2025, compared to $87.9 million for the second quarter of 2024. The variances in the individual non-interest income items are explained in the following paragraphs.
Wealth management revenues increased $1.0 million, or 5.2%, as securities commissions and fees and trust services income increased 11.3% and 1.0%, respectively, through continued strong contributions across the geographic footprint and a $0.9 billion, or 6.7%, increase in the market value of assets under administration to $14.4 billion.
Capital markets income increased $1.8 million, or 34.1%, driven by record debt capital markets income and contributions from international banking, customer swap activity and syndications.

Other non-interest income increased $2.2 million, or 59.7%, primarily due to gains on the disposition of leased equipment.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended June 30, 2025 and 2024 is presented in the following table:
TABLE 8

	Three Months Ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$129,842	$120,917	$8,925	7.4%
Net occupancy	19,299	18,632	667	3.6
Equipment	27,988	24,335	3,653	15.0
Outside services	25,317	23,250	2,067	8.9
Marketing	5,017	4,006	1,011	25.2
FDIC insurance	8,922	9,954	(1,032)	(10.4)
Bank shares and franchise taxes	3,960	3,930	30	0.8
Other	25,880	21,588	4,292	19.9
Total non-interest expense	$246,225	$226,612	$19,613	8.7%
Total non-interest expense of $246.2 million for the second quarter of 2025 increased $19.6 million, or 8.7%, from the same period of 2024. Non-interest expense increased $20.4 million, or 9.0%, when excluding significant items of $0.8 million of FDIC special assessment expense in the same quarter of 2024. The variances in the individual non-interest expense items are explained in the following paragraphs.
Salaries and employee benefits of $129.8 million increased $8.9 million, or 7.4%, primarily reflecting strategic hiring associated with our efforts to grow market share and continued investments in our risk management infrastructure as well as higher production-related compensation and normal annual merit increases.
Net occupancy and equipment of $47.3 million increased $4.3 million, or 10.1%, largely from technology-related investments and de novo branch expansion.
Other non-interest expense of $25.9 million increased $4.3 million, or 19.9%, primarily due to the impact of Community Uplift, a mortgage down payment assistance program that was enhanced and expanded in conjunction with our previously announced settlement agreement with the DOJ.
The following table presents non-interest expense excluding significant items for the three months ended June 30, 2025 and 2024:
TABLE 9

	Three Months Ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Total non-interest expense, as reported	$246,225	$226,612	$19,613	8.7%
Significant items:
FDIC special assessment	—	(804)	804
Total non-interest expense, excluding significant items (1)	$246,225	$225,808	$20,417	9.0%
(1) Non-GAAP

Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended June 30,
(dollars in thousands)	2025	2024
Income tax expense	$35,715	$33,974
Effective tax rate	21.5%	21.6%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher for the second quarter of 2025 primarily due to higher pre-tax earnings. The effective tax rate, however, decreased slightly as a result of an increase in net tax credits.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024
Net income available to common shareholders for the first six months of 2025 was $247.2 million, or $0.68 per diluted common share, compared to $239.4 million, or $0.66 per diluted common share for the first six months of 2024. On an operating basis (non-GAAP), net income available to common shareholders for the first six months of 2025 was $247.2 million, or $0.68 per diluted common share, compared to $246.4 million or $0.68 per diluted common share for the first six months of 2024. Net interest income totaled $671.0 million, an increase of $36.1 million, or 5.7%, compared to $634.9 million, reflecting growth in earning assets partially offset by balance growth in higher yielding deposit products. The net interest margin (FTE) (non-GAAP) decreased 2 basis points to 3.11%, as the yield on earning assets (non-GAAP) declined 13 basis points to 5.28%, driven by a 21 basis point decline in yields on loans to 5.73%, offset by a 33 basis point increase in yields on investment securities to 3.43%, benefiting from balance sheet restructuring activities in 2024. Total cost of funds decreased 11 basis points to 2.29% with a 17 basis point decrease in interest-bearing deposit costs to 2.71% and a decrease of 26 basis points in total borrowing costs. The provision for credit losses for the first six months of 2025 totaled $43.1 million, compared to $34.1 million. Net charge-offs for the first six months of 2025 totaled $34.3 million, or 0.20% annualized of total average loans, compared to $20.6 million, or 0.13% annualized. Non-interest income totaled $178.8 million, compared to $175.8 million, reflecting increased service charges, wealth management revenues and elevated life insurance claims on bank owned life insurance. Non-interest expense totaled $493.0 million, increasing $29.3 million, or 6.3%. On an operating basis (non-GAAP), non-interest expense increased $33.1 million, or 7.2%, compared to the first six months of 2024 as the year-ago quarter included significant items impacting earnings of $3.8 million. ~~S~~alaries and benefits increased $14.9 million, or 6.0%, primarily reflecting strategic hiring associated with our efforts to grow market share and continued investments in our risk management infrastructure as well as higher production-related compensation. Additionally, net occupancy and equipment expense increased $6.6 million, or 7.6%, and outside services increased $5.5 million, or 12.0%, offset by an FDIC insurance expense decline of $5.2 million.

Financial highlights are summarized below:
TABLE 11

	Six Months Ended June 30,		$	%
(dollars in thousands, except per share data)	2025	2024	Change	Change
Net interest income	$671,041	$634,898	$36,143	5.7%
Provision for credit losses	43,090	34,079	9,011	26.4
Non-interest income	178,781	175,784	2,997	1.7
Non-interest expense	493,036	463,708	29,328	6.3
Income taxes	66,511	67,527	(1,016)	(1.5)
Net income	247,185	245,368	1,817	0.7
Less: Preferred stock dividends	—	6,005	(6,005)	(100.0)
Net income available to common shareholders	$247,185	$239,363	$7,822	3.3%
Earnings per common share – Basic	$0.68	$0.66	$0.02	3.0%
Earnings per common share – Diluted	0.68	0.66	0.02	3.0
Cash dividends per common share	0.24	0.24	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Six Months Ended June 30,
	2025	2024
Return on average equity	7.76%	8.17%
Return on average tangible common equity (1)	13.11	14.27
Return on average assets	1.02	1.07
Return on average tangible assets (1)	1.10	1.17
Equity to assets	13.12	12.76
Average equity to average assets	13.17	13.11
Tangible common equity to tangible assets (1)	8.47	7.86
CET1 capital ratio	10.79	10.19
Dividend payout ratio	35.42	36.56
Book value per common share	$18.17	$16.94
Tangible book value per common share (1)	11.14	9.88
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,732,129	$34,861	4.06%	$870,372	$17,385	4.02%
Taxable investment securities (1)	6,512,930	111,590	3.43	6,138,237	93,388	3.04
Tax-exempt investment securities (1)(2)	1,007,379	17,501	3.47	1,037,388	17,883	3.45
Loans held for sale	214,605	8,040	7.49	173,981	6,805	7.84
Loans and leases (2) (3)	34,277,885	976,142	5.73	32,818,345	971,049	5.94
Total interest-earning assets (2)	43,744,928	1,148,134	5.28	41,038,323	1,106,510	5.41
Cash and due from banks	394,636			399,027
Allowance for credit losses	(433,039)			(412,119)
Premises and equipment	547,190			477,183
Other assets	4,541,924			4,572,271
Total assets	$48,795,639			$46,074,685
Liabilities
Deposits:
Interest-bearing demand	$16,945,425	217,445	2.59	$14,608,616	192,953	2.66
Savings	3,138,622	14,995	0.96	3,386,231	20,135	1.20
Certificates and other time	7,232,714	134,578	3.75	6,472,481	137,270	4.26
Total interest-bearing deposits	27,316,761	367,018	2.71	24,467,328	350,358	2.88
Short-term borrowings	1,626,785	34,235	4.23	2,520,544	60,538	4.82
Long-term borrowings	2,784,543	69,784	5.05	2,111,400	54,891	5.23
Total interest-bearing liabilities	31,728,089	471,037	2.99	29,099,272	465,787	3.22
Non-interest-bearing demand deposits	9,730,677			9,930,212
Total deposits and borrowings	41,458,766		2.29	39,029,484		2.40
Other liabilities	910,946			1,006,295
Total liabilities	42,369,712			40,035,779
Shareholders’ equity	6,425,927			6,038,906
Total liabilities and shareholders’ equity	$48,795,639			$46,074,685
Net interest-earning assets	$12,016,839			$11,939,051
Net interest income (FTE) (2)		677,097			640,723
Tax-equivalent adjustment		(6,056)			(5,825)
Net interest income		$671,041			$634,898
Net interest spread			2.29%			2.19%
Net interest margin (2)			3.11%			3.13%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $677.1 million, increasing $36.4 million, or 5.7%, reflecting growth in earning assets partially offset by balance growth in higher yielding deposit products. Average earning assets grew $2.7 billion, or 6.6%, primarily driven by loan growth. Additionally, we reinvested the proceeds of the AFS securities sold in November 2024 as part of our balance sheet repositioning with an average yield of 1.41% into securities yielding 4.78% with a similar duration and convexity profile. Average interest-bearing demand deposits increased $2.3 billion, or 16.0%, with customers migrating into higher-yielding deposit products. Total average borrowings decreased $220.6 million primarily due to a decrease in FHLB borrowings, partially offset by an increase in senior debt. The net interest margin (FTE) (non-GAAP) decreased 2 basis points to 3.11%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$17,306	$170	$17,476
Investment securities (2)	6,212	11,608	17,820
Loans held for sale	3,896	(2,661)	1,235
Loans and leases (2)	25,556	(20,463)	5,093
Total interest income (2)	52,970	(11,346)	41,624
Interest Expense (1)
Deposits:
Interest-bearing demand	41,254	(16,762)	24,492
Savings	(1,944)	(3,196)	(5,140)
Certificates and other time	15,931	(18,623)	(2,692)
Short-term borrowings	(21,981)	(4,322)	(26,303)
Long-term borrowings	16,526	(1,633)	14,893
Total interest expense	49,786	(44,536)	5,250
Net change (2)	$3,184	$33,190	$36,374
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
Interest income on an FTE basis (non-GAAP) of $1.1 billion, increased $41.6 million, or 3.8%, resulting from growth in average earning assets of $2.7 billion. The increase in earning assets was primarily driven by a $1.5 billion, or 4.4%, increase in average loans and leases and an increase of $861.8 million in average interest-bearing deposits with banks. Average commercial loan growth of $542.1 million, or 2.6%, included increases of $311.8 million in commercial real estate, $103.0 million in commercial and industrial loans and $112.4 million in commercial leases. The increase in average commercial loans and leases was driven by activity across the footprint, including the South Carolina and eastern North Carolina markets with strong contributions from our commercial leasing team. The increase in commercial real estate included fundings on previously originated construction projects. Average consumer loans increased $917.5 million, or 7.6%, with a $1.3 billion increase in residential mortgages largely due to the continued successful execution in key markets and long-standing strategy of serving the purchase market. Average indirect installment loans decreased $383.3 million, or 33.2%, reflecting the $431 million sale that closed in the third quarter of 2024, partially offset by new organic growth in the portfolio. The yield on average earning assets (non-GAAP) decreased 13 basis points to 5.28%, driven by a 21 basis point decline in yields on loans to 5.73%, partially offset by a 33 basis point increase in yields on investment securities to 3.43%.

Interest expense of $471.0 million increased $5.3 million primarily due to an increase in average interest-bearing deposits. Average total deposits increased $2.6 billion, or 7.7%, reflecting robust organic growth in new and existing customer relationships. The growth in average interest-bearing demand deposits of $2.3 billion and average time deposits of $760.2 million more than offset the decline in average savings deposits of $247.6 million and average non-interest-bearing demand deposits of $199.5 million as customers migrated balances into higher-yielding products. The funding mix has slightly shifted with non-interest-bearing demand deposits comprising 26% of total deposits at June 30, 2025, compared to 29% at June 30, 2024. Average short-term borrowings decreased $893.8 million, or 35.5%, primarily reflecting a decrease in FHLB borrowings. Average long-term borrowings increased $673.1 million, or 31.9%, primarily reflecting the December 2024 issuance of $500 million aggregate principal amount of senior notes. The total cost of funds decreased 11 basis points to 2.29%, with a decrease of 26 basis points in total borrowing costs and a 17 basis point decrease in interest-bearing deposit costs to 2.71%.
Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Six Months Ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Provision for credit losses on loans and leases	$43,578	$33,821	$9,757	28.8%
Provision for unfunded loan commitments	(432)	268	(700)	(261.2)
Total provision for credit losses on loans and leases	43,146	34,089	9,057	26.6
Provision for investment securities	(56)	(10)	(46)	460.0
Total provision for credit losses	$43,090	$34,079	$9,011	26.4%
Net loan charge-offs	$34,322	$20,626	$13,696	66.4%
Net loan charge-offs (annualized) / total average loans and leases	0.20%	0.13%
The provision for credit losses on loans and leases was $43.1 million, compared to $34.1 million for the first six months of 2024. The provision for credit losses for the first six months of 2025 was primarily due to loan growth and net charge-off activity. The first six months of 2025 included net charge-offs of $34.3 million, or 0.20% annualized of total average loans, compared to $20.6 million, or 0.13% annualized, in the first six months of 2024, reflecting continued proactive management of the loan portfolio. The ACL on loans and leases was $432.1 million, an increase of $13.3 million, with the ratio of the ACL to total loans and leases remaining relatively stable at 1.25%.

Non-Interest Income
The breakdown of non-interest income for the six months ended June 30, 2025 and 2024 is presented in the following table:
TABLE 16

	Six Months Ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Service charges	$45,285	$43,901	$1,384	3.2%
Interchange and card transaction fees	25,624	25,705	(81)	(0.3)
Trust services	23,991	22,899	1,092	4.8
Insurance commissions and fees	10,901	12,725	(1,824)	(14.3)
Securities commissions and fees	17,702	16,135	1,567	9.7
Capital markets income	12,220	11,474	746	6.5
Mortgage banking operations	13,299	14,870	(1,571)	(10.6)
Dividends on non-marketable equity securities	11,728	13,088	(1,360)	(10.4)
Bank owned life insurance	9,188	6,762	2,426	35.9
Net securities gains (losses)	58	(3)	61	—
Other	8,785	8,228	557	6.8
Total non-interest income	$178,781	$175,784	$2,997	1.7%
Total non-interest income increased $3.0 million, or 1.7%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Service charges increased $1.4 million, or 3.2%, primarily due to strong treasury management activity and higher consumer transaction volumes.
Wealth management revenues increased $2.7 million, or 6.8%, to a record $20.5 million as securities commissions and fees and trust services income increased 9.7% and 4.8%, respectively, through continued strong contributions across the geographic footprint. Additionally, the market value of assets under administration increased $0.9 billion, or 6.7%, to $14.4 billion.
Insurance commissions and fees decreased $1.8 million, or 14.3%, primarily due to lower contingent fees during the first six months of 2025.
Mortgage banking operations income decreased $1.6 million, or 10.6%, from net hedging impacts. During the first six months of 2025, we sold $690.0 million of residential mortgage loans, a 5.5% increase compared to $654.1 million for the same period of 2024.
Dividends on non-marketable equity securities decreased $1.4 million, or 10.4%, reflecting lower FHLB dividends resulting from a lower average balance of FHLB stock.
BOLI increased $2.4 million due to elevated life insurance claims.

Non-Interest Expense
The breakdown of non-interest expense for the six months ended June 30, 2025 and 2024 is presented in the following table:
TABLE 17

	Six Months Ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$264,977	$250,043	$14,934	6.0%
Net occupancy	39,057	38,227	830	2.2
Equipment	53,873	48,107	5,766	12.0
Outside services	51,658	46,130	5,528	12.0
Marketing	9,590	9,437	153	1.6
FDIC insurance	17,405	22,616	(5,211)	(23.0)
Bank shares and franchise taxes	8,096	8,056	40	0.5
Other	48,380	41,092	7,288	17.7
Total non-interest expense	$493,036	$463,708	$29,328	6.3%
Total non-interest expense of $493.0 million for the first six months of 2025 increased $29.3 million, a 6.3% increase from the same period of 2024. On an operating basis, non-interest expense (non-GAAP) increased $33.1 million, or 7.2%, when adjusting for significant items of $3.8 million in the first six months of 2024. See Table 18 in this section for a list of the significant items impacting earnings. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $14.9 million, or 6.0%, primarily reflecting strategic hiring associated with our efforts to grow market share and continued investments in our risk management infrastructure, as well as higher production-related compensation and normal annual merit increases.
Net occupancy and equipment expense of $92.9 million increased $6.6 million, or 7.6%, largely from technology-related investments and increased occupancy costs including de novo branch expansion.
Outside services increased $5.5 million, or 12.0%, with higher volume-related technology and third-party costs associated with ongoing investments in our ERM Framework.
FDIC insurance decreased $5.2 million, or 23.0%, primarily due to special assessment expense of $5.2 million in 2024 to further replenish the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023 based on loss information provided by the FDIC.
Other non-interest expense was $48.4 million and $41.1 million for the first six months of 2025 and 2024, respectively. The increase was primarily due to the impact of Community Uplift, a mortgage down payment assistance program that was enhanced and expanded in conjunction with our previously announced settlement agreement with the DOJ. Additionally, the first six months of 2024 included a $2.6 million reduction to the previously estimated loss on the indirect auto loan sale that closed in the first quarter of 2024.

The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 18

	Six Months Ended June 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Total non-interest expense, as reported	$493,036	$463,708	$29,328	6.3%
Significant items:
Branch consolidations	—	(1,194)	1,194
FDIC special assessment	—	(5,212)	5,212
Reduction in previously estimated loss on indirect auto loan sale	—	2,603	(2,603)
Total non-interest expense, excluding significant items (1)	$493,036	$459,905	$33,131	7.2%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Six Months Ended June 30,
(dollars in thousands)	2025	2024
Income tax expense	$66,511	$67,527
Effective tax rate	21.2%	21.6%
Statutory federal tax rate	21.0	21.0
Income tax expense was slightly lower for the six months ended June 30, 2025. Although pretax income increased slightly, the impact on income tax expense was partially offset by the recognition of tax-exempt benefits associated with BOLI and increased net LIHTC.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	June 30, 2025	December 31, 2024	$ Change	% Change
Assets
Cash and cash equivalents	$2,427	$2,419	$8	0.3%
Investment securities	7,695	7,445	250	3.4
Loans held for sale	296	218	78	35.8
Loans and leases, net	34,247	33,516	731	2.2
Goodwill and other intangibles	2,524	2,529	(5)	(0.2)
Other assets	2,536	2,498	38	1.5
Total Assets	$49,725	$48,625	$1,100	2.3%
Liabilities and Shareholders’ Equity
Deposits	$37,748	$37,107	$641	1.7%
Borrowings	4,568	4,268	300	7.0
Other liabilities	885	948	(63)	(6.6)
Total Liabilities	43,201	42,323	878	2.1
Shareholders’ Equity	6,524	6,302	222	3.5
Total Liabilities and Shareholders’ Equity	$49,725	$48,625	$1,100	2.3%
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
Following is a summary of loans and leases:
TABLE 21

(dollars in millions)	June 30, 2025	December 31, 2024	$ Change	% Change
Commercial real estate	$12,686	$12,705	$(19)	(0.1)%
Commercial and industrial	7,556	7,550	6	0.1
Commercial leases	774	765	9	1.2
Other	182	144	38	26.4
Total commercial loans and leases	21,198	21,164	34	0.2
Direct installment	2,671	2,676	(5)	(0.2)
Residential mortgages	8,595	7,986	609	7.6
Indirect installment	780	739	41	5.5
Consumer lines of credit	1,435	1,374	61	4.4
Total consumer loans	13,481	12,775	706	5.5
Total loans and leases	$34,679	$33,939	$740	2.2%
Our commercial real estate portfolio included $8.9 billion of non-owner-occupied loans of which 18.4% represented office loans. Our top 25 non-owner-occupied commercial real estate loans averaged approximately $23 million per exposure with the office component primarily made up of mid-sized offices located outside of central business districts with 43% of the office portfolio averaging less than $5 million per exposure. For consumer lending, residential mortgages increased $0.6 billion, compared to December 31, 2024, largely due to the continued successful execution in key markets and long-standing strategy of serving the purchase market.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(dollars in millions)	June 30, 2025	December 31, 2024	$ Change	% Change
Commercial real estate	$47	$88	$(41)	(46.6)%
Commercial and industrial	53	51	2	3.9
Commercial leases	3	3	—	—
Other	2	2	—	—
Total commercial loans and leases	105	144	(39)	(27.1)
Direct installment	2	2	—	—
Residential mortgages	4	7	(3)	(42.9)
Indirect installment	2	2	—	—
Consumer lines of credit	4	4	—	—
Total consumer loans	12	15	(3)	(20.0)
Total non-performing loans and leases	117	159	(42)	(26.4)
Other real estate owned	2	3	(1)	(33.3)
Total non-performing assets	$119	$162	$(43)	(26.5)%
Non-performing assets decreased $43.6 million, from $162.4 million at December 31, 2024 to $118.8 million at June 30, 2025, due to proactive credit risk management of the portfolio with levels remaining at or near historically low levels.
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
At June 30, 2025 and December 31, 2024, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at June 30, 2025, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 5.6% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which decreases 1.3% over our R&S forecast period, (iii) S&P Volatility, which increases 87.7% in 2025 and decreases 22.7% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2024 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and

(iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
Following is a summary of certain data related to the ACL and loans and leases:
TABLE 23

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Six Months Ended June 30,		Six Months Ended June 30,		June 30,
(dollars in millions)	2025	2024	2025	2024	2025
Commercial real estate	$10.0	$9.1	0.06%	0.06%	$179.5
Commercial and industrial	17.4	6.1	0.10	0.04	88.3
Commercial leases	0.2	0.1	—	—	21.6
Other commercial	1.7	1.0	0.01	0.01	4.6
Direct installment	0.3	0.2	—	—	26.6
Residential mortgages	1.6	0.1	0.01	—	95.4
Indirect installment	2.7	3.9	0.02	0.02	9.3
Consumer lines of credit	0.4	0.1	—	—	6.8
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$34.3	$20.6	0.20%	0.13%	$432.1
Allowance for credit losses/total loans and leases			1.25%	1.24%
Allowance for credit losses/non-performing loans			370.72%	388.11%
The ACL on loans and leases of $432.1 million at June 30, 2025 increased $9.3 million, or 2.2%, from December 31, 2024. Our ending ACL coverage ratio was stable at 1.25% at both June 30, 2025 and December 31, 2024. The ACL as a percentage of non-performing loans for the total portfolio increased to 371% as of June 30, 2025, compared to 265% as of December 31, 2024.
Total provision for credit losses for the six months ended June 30, 2025 was $43.1 million, compared to $34.1 million for the same period in 2024. Net charge-offs were $34.3 million for the six months ended June 30, 2025, compared to $20.6 million for the first six months of 2024.
We continue to closely review our loan portfolio for tariff impacts as tariffs continue to evolve and remain uncertain. Our actions include granular monitoring of credit line utilization and industry concentrations, by portfolio and country. For example, during the first quarter of 2025, we highlighted that we estimated that less than 5% of the exposures would have high direct impacts from tariffs and concluded that FNB remained well positioned at this point in time, with manageable exposure to the most heavily tariff-impacted businesses and consumer portfolios. We will continue to diligently monitor our loan portfolio and engage in active dialogue with our customers. A wider credit quality impact could result from a slowing or a recessionary macroeconomic environment, which we monitor via our ongoing quarterly stress testing process.

Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base are provided by business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

(dollars in millions)	June 30, 2025	December 31, 2024	$ Change	% Change
Non-interest-bearing demand	$9,872	$9,761	$111	1.1%
Interest-bearing demand	17,292	16,668	624	3.7
Savings	3,071	3,178	(107)	(3.4)
Certificates and other time deposits	7,513	7,500	13	0.2
Total deposits	$37,748	$37,107	$641	1.7%
Total deposits increased $640.8 million, or 1.7%, from December 31, 2024, due to growth in new and existing customer relationships. We ended the quarter with approximately 77% of all deposits insured by the FDIC or collateralized.
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
Since inception of our $300 million stock purchase program, we repurchased 15.8 million shares at a weighted average share price of $11.63 for $184.3 million, with $115.7 million remaining for repurchase under this program. During the second quarter of 2025, we repurchased 0.7 million shares at a weighted average share price of $13.85 for $10.0 million. Any repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 requires a 1% excise tax on stock repurchases.
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
At June 30, 2025, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
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
Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 25

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025
F.N.B. Corporation
Total capital	$4,753	12.50%	$3,804	10.00%	$3,994	10.50%
Tier 1 capital	4,104	10.79	2,282	6.00	3,233	8.50
CET1	4,104	10.79	n/a	n/a	2,662	7.00
Leverage	4,104	8.78	n/a	n/a	1,870	4.00
Risk-weighted assets	38,035
FNBPA
Total capital	$4,941	13.08%	$3,777	10.00%	$3,966	10.50%
Tier 1 capital	4,119	10.90	3,022	8.00	3,211	8.50
CET1	4,039	10.69	2,455	6.50	2,644	7.00
Leverage	4,119	8.86	2,324	5.00	1,859	4.00
Risk-weighted assets	37,773
As of December 31, 2024
F.N.B. Corporation
Total capital	$4,635	12.35%	$3,755	10.00%	$3,942	10.50%
Tier 1 capital	3,971	10.58	2,253	6.00	3,191	8.50
CET1	3,971	10.58	n/a	n/a	2,628	7.00
Leverage	3,971	8.75	n/a	n/a	1,816	4.00
Risk-weighted assets	37,546
FNBPA
Total capital	$4,794	12.86%	$3,728	10.00%	$3,914	10.50%
Tier 1 capital	3,962	10.63	2,982	8.00	3,169	8.50
CET1	3,882	10.41	2,423	6.50	2,610	7.00
Leverage	3,962	8.78	2,257	5.00	1,806	4.00
Risk-weighted assets	37,280
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. During the fourth quarter of 2024, we successfully completed an offering of fixed to floating rate senior notes maturing in December 2030 for $496.7 million in net proceeds. The issuance was met with strong investor interest and was priced with a coupon of 5.722%, a spread of 165 basis points above the yield of a comparable term Treasury Note. We have historically been opportunistic when accessing the capital markets, and we expect to continue with that strategy. The parent company's cash position at June 30, 2025 was $755.7 million, decreasing $47.7 million since December 31, 2024, primarily due to the redemption of UB Bancorp Subordinated Debt for $25.0 million in May and the repurchase of 1.466 million shares of FNB stock for $20.0 million, at an average cost of $13.66.

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
TABLE 26

	June 30, 2025	December 31, 2024	Internal Limit
Liquidity coverage ratio	1.5 times	1.5 times	> 1 time
Months of cash on hand	13.1 months	13.7 months	> 12 months
Parent company cash on hand (millions)	$755.7	$803.4	n/a
As previously mentioned, our parent company cash on hand increased materially due to the issuance of senior debt during the fourth quarter of 2024. The LCR at June 30, 2025 includes the scheduled maturity of $350 million in senior debt due in August 2025 and $100 million of subordinated debt scheduled to mature in October 2025, which are considered cash outflows for the ratio calculations. The MCH decreased from December 31, 2024 primarily due to the smaller cash balance on hand. The projected LCR and MCH after the maturity of the senior and subordinated debt in 2025 improves to 2.5 times and 16.1 months, respectively. Management has concluded that our cash levels remain appropriate given the current market environment.
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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based deposit accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. These strategies helped management successfully grow total deposits by $640.8 million, or 1.7%, when compared to December 31, 2024. Interest-bearing demand deposits, non-interest-bearing demand deposits and time deposits increased $623.7 million, $111.4 million and $12.8 million, respectively, when compared to December 31, 2024, through these efforts. Savings account balances declined $107.2 million compared to December 31, 2024. The mix of non-interest-bearing demand deposits to total deposits remained stable with the prior quarter at 26%. Our loan to deposit ratio stood at 92% at June 30, 2025, compared to 91% at December 31, 2024.
At June 30, 2025, approximately 77% of our deposits were insured by the FDIC or collateralized, consistent with December 31, 2024 levels. Our cash balances held at the FRB were $1.9 billion at June 30, 2025 and $2.0 billion at December 31, 2024. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth and other balance sheet activity.

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged investment securities:
TABLE 27

(dollars in millions)	June 30, 2025	December 31, 2024
Unused wholesale credit availability	$15,929	$16,056
Unused wholesale credit availability as a % of FNBPA assets	32.2%	33.2%
Salable unpledged government and agency securities	$1,247	$927
Salable unpledged government and agency securities as a % of FNBPA assets	2.5%	1.9%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	6.4%	6.0%
Our bank-level liquidity position remains strong. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we successfully manage our liquidity. A portion of our available borrowing capacity includes capacity at the FRB's Discount Window. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has excess cash and salable unpledged government and agency securities that could be utilized to meet funding needs. At June 30, 2025, FNBPA has $3.1 billion of cash and salable unpledged government and agency securities representing 6.4% of total assets, an improvement from $2.9 billion and 6.0% at December 31, 2024. This compares to a policy minimum of 3.0%.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of June 30, 2025 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.
TABLE 28

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,000	$1,775	$1,994	$3,413	$8,182
Investments	2,032	254	263	580	3,129
	3,032	2,029	2,257	3,993	11,311
Liabilities
Non-maturity deposits	325	650	975	1,950	3,900
Time deposits	1,170	2,094	2,203	1,676	7,143
Borrowings	1,362	613	569	32	2,576
	2,857	3,357	3,747	3,658	13,619
Period Gap (Assets - Liabilities)	$175	$(1,328)	$(1,490)	$335	$(2,308)
Cumulative Gap	$175	$(1,153)	$(2,643)	$(2,308)
Cumulative Gap to Total Assets	0.4%	(2.3)%	(5.3)%	(4.6)%
The twelve-month cumulative gap to total assets ratio was (4.6)% as of June 30, 2025, compared to (5.0)% as of December 31, 2024. The improvement in the twelve-month cumulative gap to total assets was primarily related to management's shorter-term time deposit offerings, which reduced our asset sensitivity. In addition, the ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions.

Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs for the next twelve months and thereafter for the foreseeable future.
MARKET RISK
Market risk refers to potential losses arising predominately from changes in interest rates, foreign exchange rates, equity prices and commodity prices. Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. We are primarily exposed to interest rate risk inherent in our lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, we offer an extensive variety of financial products to meet the diverse needs of our customers. These products sometimes contribute to interest rate risk for us when product groups possess different cash flow characteristics. For example, depositors may want short-term deposits, while borrowers may desire long-term loans.
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
The following repricing gap analysis as of June 30, 2025 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,740	$1,147	$978	$1,651	$19,516
Investments	2,044	265	317	575	3,201
	17,784	1,412	1,295	2,226	22,717
Liabilities
Non-maturity deposits	10,123	—	—	—	10,123
Time deposits	1,260	2,092	2,201	1,671	7,224
Borrowings	1,342	1,079	211	17	2,649
	12,725	3,171	2,412	1,688	19,996
Off-balance sheet	(1,900)	—	250	400	(1,250)
Period Gap (Assets – Liabilities + Off-balance sheet)	$3,159	$(1,759)	$(867)	$938	$1,471
Cumulative Gap	$3,159	$1,400	$533	$1,471
Cumulative Gap to Earning Assets	7.1%	3.1%	1.2%	3.3%

Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures. Repricing gap analysis, while useful, has some limitations in measuring interest rate risk. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months, thereby creating our current asset sensitive position. As a result of management's strategies to reduce its asset sensitive position, the twelve-month cumulative repricing gap to total assets was 3.3% as of June 30, 2025, down from 4.5% at December 31, 2024. Specific pricing actions included an emphasis on originating shorter-term time deposits so more interest-bearing liabilities will mature in less than 12 months, hence reducing the repricing gap differential.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and Rate Shocks and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of June 30, 2025. The calculated results do not reflect management's potential actions.
TABLE 30

	June 30, 2025	December 31, 2024	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	2.3%	3.0%	(10.0)%
+ 100 basis points	1.2	1.5	(10.0)
- 100 basis points	(1.2)	(1.5)	(10.0)
- 200 basis points	(2.5)	(3.1)	(10.0)
Net interest income change over 12 months (Rate Shocks):
+ 200 basis points	3.0	3.9	(10.0)
+ 100 basis points	1.6	2.0	(10.0)
- 100 basis points	(1.9)	(2.2)	(10.0)
- 200 basis points	(4.0)	(4.6)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	4.3	4.5	(25.0)
+ 200 basis points	3.2	3.3	(15.0)
+ 100 basis points	2.1	1.9	(10.0)
- 100 basis points	(3.1)	(3.2)	(10.0)
- 200 basis points	(7.5)	(6.9)	(15.0)
There are multiple factors that influence our interest rate risk position and impact net interest income, including external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is slightly asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 63.0% and 62.9% of total net loans and leases at June 30, 2025 and December 31, 2024, respectively. Forty-six percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for lower short-term interest rates. During the first six months of 2025, management adjusted the IRR position by purchasing investment securities with an average duration of 4.0 years, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, strategically meeting our customers' preferences for deposit products with shorter-term time deposits and maintaining borrowings with variable rates and varying maturities. As a result, the net interest income change over 12 months shown above in both the up and down rate ramp scenarios is, as intended, closer to neutral when compared to December 31, 2024.

We also utilize derivatives to manage the IRR position. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount (i.e., notional amounts) to another interest rate index or to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change periodically as we adjust our broader interest rate risk management objectives, and the balance sheet positions to be hedged. During the fourth quarter of 2024, we executed $1.0 billion notional balance receive-fixed interest rate swaps designated as cash flow hedges for variable rate commercial loans at an average rate of 3.9% and average maturity of 42.3 months. During the second quarter of 2025, we executed $250 million (notional) at a rate of 3.7% and a maturity of 24 months. At June 30, 2025, we have a total of $1.95 billion (notional) of these cash flow hedges at an average rate of 3.0% and average maturity of 23.0 months with $500 million (notional) of this total maturing in 2025 at an average rate of 0.7%. Additionally, we have a $200.0 million (notional) interest rate collar on variable rate commercial loans with strike rates between 2.8525% and 5.50% that matures in April 2026. These actions lowered our asset sensitivity.
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At June 30, 2025, the commercial customer-related interest rate swaps totaled $6.1 billion (notional), up from $5.9 billion (notional) at December 31, 2024. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
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

The following table presents the credit ratings for FNB and FNBPA as of June 30, 2025:
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
TABLE 32
Operating net income available to common shareholders

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net income available to common shareholders	$130,670	$123,037	$247,185	$239,363
Preferred dividend at redemption	—	—	—	3,995
Branch consolidation costs	—	—	—	1,194
Tax benefit of branch consolidation costs	—	—	—	(251)
FDIC special assessment	—	804	—	5,212
Tax benefit of FDIC special assessment	—	(169)	—	(1,095)
Reduction of previous estimated loss on indirect auto loan sale	—	—	—	(2,603)
Tax expense of reduction of previous estimated loss on indirect auto loan sale	—	—	—	547
Operating net income available to common shareholders (non-GAAP)	$130,670	$123,672	$247,185	$246,362
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
TABLE 33
Operating earnings per diluted common share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per diluted common share	$0.36	$0.34	$0.68	$0.66
Preferred dividend at redemption	—	—	—	0.01
Branch consolidation costs	—	—	—	—
Tax benefit of branch consolidation costs	—	—	—	—
FDIC special assessment	—	—	—	0.01
Tax benefit of FDIC special assessment	—	—	—	—
Reduction of previous estimated loss on indirect auto loan sale	—	—	—	(0.01)
Tax expense of reduction of previous estimated loss on indirect auto loan sale	—	—	—	—
Operating earnings per diluted common share (non-GAAP)	$0.36	$0.34	$0.68	$0.68

TABLE 34
Return on average tangible common equity

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income available to common shareholders (annualized)	$524,116	$494,851	$498,467	$481,357
Amortization of intangibles, net of tax (annualized)	12,607	13,913	12,614	14,014
Tangible net income available to common shareholders (annualized) (non-GAAP)	$536,723	$508,764	$511,081	$495,371
Average total shareholders’ equity	$6,479,119	$6,038,239	$6,425,927	$6,038,906
Less: Average preferred shareholders' equity	—	—	—	(26,427)
Less: Average intangible assets (1)	(2,525,338)	(2,539,710)	(2,526,481)	(2,541,871)
Average tangible common equity (non-GAAP)	$3,953,781	$3,498,529	$3,899,446	$3,470,608
Return on average tangible common equity (non-GAAP)	13.57%	14.54%	13.11%	14.27%
(1) Excludes loan servicing rights.

TABLE 35
Return on average tangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income (annualized)	$524,116	$494,851	$498,467	$493,431
Amortization of intangibles, net of tax (annualized)	12,607	13,913	12,614	14,014
Tangible net income (annualized) (non-GAAP)	$536,723	$508,764	$511,081	$507,445
Average total assets	$49,105,636	$46,471,781	$48,795,639	$46,074,685
Less: Average intangible assets (1)	(2,525,338)	(2,539,710)	(2,526,481)	(2,541,871)
Average tangible assets (non-GAAP)	$46,580,298	$43,932,071	$46,269,158	$43,532,814
Return on average tangible assets (non-GAAP)	1.15%	1.16%	1.10%	1.17%
(1) Excludes loan servicing rights.

TABLE 36
Tangible book value per common share

(dollars in thousands, except per share data)	June 30, 2025	June 30, 2024
Total shareholders’ equity	$6,523,791	$6,089,634
Less: Intangible assets (1)	(2,524,005)	(2,537,532)
Tangible common equity (non-GAAP)	$3,999,786	$3,552,102
Ending common shares outstanding	359,123,010	359,558,026
Tangible book value per common share (non-GAAP)	$11.14	$9.88
(1) Excludes loan servicing rights.
TABLE 37
Tangible common equity to tangible assets

(dollars in thousands)	June 30, 2025	June 30, 2024
Total shareholders' equity	$6,523,791	$6,089,634
Less: Intangible assets (1)	(2,524,005)	(2,537,532)
Tangible common equity (non-GAAP)	$3,999,786	$3,552,102
Total assets	$49,724,837	$47,714,742
Less: Intangible assets (1)	(2,524,005)	(2,537,532)
Tangible assets (non-GAAP)	$47,200,832	$45,177,210
Tangible common equity to tangible assets (non-GAAP)	8.47%	7.86%
(1) Excludes loan servicing rights.
TABLE 38
Operating non-interest expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Non-interest expense	$246,225	$226,612	$493,036	$463,708
Branch consolidations	—	—	—	(1,194)
FDIC special assessment	—	(804)	—	(5,212)
Reduction of previous estimated loss on indirect auto loan sale	—	—	—	2,603
Operating non-interest expense (non-GAAP)	$246,225	$225,808	$493,036	$459,905

TABLE 39
Efficiency ratio

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Non-interest expense	$246,225	$226,612	$493,036	$463,708
Less: Amortization of intangibles	(3,979)	(4,379)	(7,918)	(8,821)
Less: OREO expense	(316)	(200)	(631)	(390)
Less: Branch consolidation costs	—	—	—	(1,194)
Less: FDIC special assessment	—	(804)	—	(5,212)
Add: Reduction of previous estimated loss on indirect auto loan sale	—	—	—	2,603
Adjusted non-interest expense	$241,930	$221,229	$484,487	$450,694
Net interest income	$347,196	$315,890	$671,041	$634,898
Taxable equivalent adjustment	3,073	2,915	6,056	5,825
Non-interest income	91,015	87,922	178,781	175,784
Less: Net securities (gains) losses	(58)	3	(58)	3
Adjusted net interest income (FTE) + non-interest income	$441,226	$406,730	$855,820	$816,510
Efficiency ratio (FTE) (non-GAAP)	54.83%	54.39%	56.61%	55.20%

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. The CEO and the CFO have evaluated the changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2025, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information required by this Item is set forth in the “Other Legal Proceedings” discussion in Note 11, "Commitments, Credit Risk and Contingencies" of the Notes to Consolidated Financial Statements, which is incorporated herein by reference in response to this Item.
ITEM 1A.    RISK FACTORS
For more information regarding risk factors that could affect our results of operations, financial condition and liquidity, see the risk factors disclosed in the “Risk Factors” section of our 2024 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors described in our 2024 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding FNB's purchases of our common stock during the quarter ended June 30, 2025.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1 - April 30, 2025	—	$—	—	$125,741,435
May 1 - May 31, 2025	—	—	—	125,741,435
June 1 - June 30, 2025	725,000	13.85	725,000	115,693,085
Total	725,000	$13.85	725,000
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of FNB adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

F.N.B. CORPORATION

Dated:	August 6, 2025	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 6, 2025	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	August 6, 2025	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)