Form 10-Q
period 2025-09-30
FNB CORP/PA/
filed 2025-11-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2025, the registrant had 358,136,583 shares of common stock outstanding.

F.N.B. CORPORATION
FORM 10-Q
September 30, 2025

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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Cash and due from banks	$474	$416
Interest-bearing deposits with banks	1,939	2,003
Cash and Cash Equivalents	2,413	2,419
Debt securities available for sale (amortized cost of $3,690 and $3,620; allowance for credit losses of $0 and $0)	3,620	3,466
Debt securities held to maturity (fair value of $3,838 and $3,644; allowance for credit losses of $0 and $0)	4,049	3,979
Loans held for sale (includes $263 and $214 measured at fair value (1))	278	218
Loans and leases, net of unearned income of $84 and $106 (includes $78 and $53 measured at fair value (1))	34,957	33,939
Allowance for credit losses on loans and leases	(437)	(423)
Net Loans and Leases	34,520	33,516
Premises and equipment, net	557	536
Goodwill	2,480	2,478
Core deposit and other intangible assets, net	40	51
Bank owned life insurance	668	660
Other assets	1,264	1,302
Total Assets	$49,889	$48,625
Liabilities
Deposits:
Non-interest-bearing demand	$9,969	$9,761
Interest-bearing demand	17,803	16,668
Savings	3,114	3,178
Certificates and other time deposits	7,555	7,500
Total Deposits	38,441	37,107
Short-term borrowings	1,905	1,256
Long-term borrowings	2,099	3,012
Other liabilities	808	948
Total Liabilities	43,253	42,323
Shareholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 375,030,534 and 375,018,433 shares	4	4
Additional paid-in capital	4,693	4,695
Retained earnings	2,218	1,952
Accumulated other comprehensive loss	(77)	(169)
Treasury stock – 16,648,594 and 15,402,776 shares at cost	(202)	(180)
Total Shareholders’ Equity	6,636	6,302
Total Liabilities and Shareholders’ Equity	$49,889	$48,625
(1)Amount represents loans for which we have elected the fair value option. See Note 18.
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest Income
Loans and leases, including fees	$511	$516	$1,492	$1,491
Investment Securities:
Taxable	60	48	172	142
Tax-exempt	7	7	21	21
Other	18	12	53	29
Total Interest Income	596	583	1,738	1,683
Interest Expense
Deposits	188	199	555	549
Short-term borrowings	18	30	52	90
Long-term borrowings	31	31	101	86
Total Interest Expense	237	260	708	725
Net Interest Income	359	323	1,030	958
Provision for credit losses	24	23	67	57
Net Interest Income After Provision for Credit Losses	335	300	963	901
Non-Interest Income
Service charges	23	24	68	68
Interchange and card transaction fees	13	13	39	39
Trust services	12	11	36	34
Insurance commissions and fees	5	5	16	18
Securities commissions and fees	9	8	27	24
Capital markets income	8	6	20	17
Mortgage banking operations	9	5	22	20
Dividends on non-marketable equity securities	6	7	18	20
Bank owned life insurance	4	6	13	13
Other	9	4	18	12
Total Non-Interest Income	98	89	277	265
Non-Interest Expense
Salaries and employee benefits	131	126	396	376
Net occupancy	19	22	58	61
Equipment	26	24	80	72
Outside services	26	24	78	70
Marketing	5	6	15	15
FDIC insurance	7	10	24	33
Bank shares and franchise taxes	4	4	12	12
Other	25	33	73	74
Total Non-Interest Expense	243	249	736	713
Income Before Income Taxes	190	140	504	453
Income taxes	40	30	107	98
Net Income	150	110	397	355
Preferred stock dividends	—	—	—	6
Net Income Available to Common Shareholders	$150	$110	$397	$349
Earnings per Common Share
Basic	$0.41	$0.30	$1.10	$0.97
Diluted	0.41	0.30	1.09	0.96
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$150	$110	$397	$355
Other comprehensive income (loss):
Debt securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $3, $21, $18 and $18	13	73	65	62
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $1, $3 and $(2)	(1)	6	11	(6)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $1, $3, $4 and $7	3	9	15	24
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0, $0, $0 and $0	—	1	1	1
Other Comprehensive Income (Loss)	15	89	92	81
Comprehensive Income (Loss)	$165	$199	$489	$436
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, except per share data)
Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Three Months Ended September 30, 2024
Balance at beginning of period	$4	$4,690	$1,820	$(243)	$(181)	$6,090
Comprehensive income (loss)			110	89		199
Dividends declared on common stock - $0.12/share			(44)			(44)
Issuance of common stock	—	(1)	—		1	—
Restricted stock compensation		4				4
Balance at end of period	$4	$4,693	$1,886	$(154)	$(180)	$6,249
Three Months Ended September 30, 2025
Balance at beginning of period	$4	$4,691	$2,112	$(92)	$(191)	$6,524
Comprehensive income (loss)			150	15		165
Dividends declared on common stock - $0.12/share			(44)			(44)
Issuance of common stock	—	—	—		1	1
Repurchase of common stock					(12)	(12)
Restricted stock compensation		2				2
Balance at end of period	$4	$4,693	$2,218	$(77)	$(202)	$6,636

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Nine Months Ended September 30, 2024
Balance at beginning of period	$107	$4	$4,692	$1,669	$(235)	$(187)	$6,050
Comprehensive income (loss)				355	81		436
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.36/share				(131)			(131)
Redemption of preferred stock	(107)			(4)			(111)
Issuance of common stock		—	(15)	—		10	(5)
Repurchase of common stock						(3)	(3)
Restricted stock compensation			16				16
Adoption of new accounting standards				(1)			(1)
Balance at end of period	$—	$4	$4,693	$1,886	$(154)	$(180)	$6,249
Nine Months Ended September 30, 2025
Balance at beginning of period	$—	$4	$4,695	$1,952	$(169)	$(180)	$6,302
Comprehensive income (loss)				397	92		489
Dividends declared on common stock - $0.36/share				(131)			(131)
Issuance of common stock		—	(17)	—		10	(7)
Repurchase of common stock						(32)	(32)
Restricted stock compensation			15				15
Balance at end of period	$—	$4	$4,693	$2,218	$(77)	$(202)	$6,636
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
Unaudited

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income	$397	$355
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	55	49
Provision for credit losses	67	57
Deferred tax expense (benefit)	17	17
Loans originated for sale	(1,225)	(1,109)
Loans sold	1,182	1,069
Net (gains) losses on sale of loans	(12)	(10)
Net change in:
Interest receivable	(1)	(6)
Interest payable	(3)	3
Bank owned life insurance, excluding purchases	(7)	3
Other, net	(116)	(112)
Net cash flows provided by (used in) operating activities	354	316
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,073)	(1,857)
Debt securities available for sale:
Purchases	(625)	(864)
Maturities/payments	560	707
Debt securities held to maturity:
Purchases	(386)	(187)
Maturities/payments	324	283
Increase in premises and equipment	(77)	(91)
Net proceeds from sales of portfolio loans	5	776
Net cash flows provided by (used in) investing activities	(1,272)	(1,233)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	1,279	605
Time deposits	54	1,453
Short-term borrowings	649	(944)
Proceeds from issuance of long-term borrowings	529	877
Repayment of long-term borrowings	(1,444)	(335)
Redemption of preferred stock	—	(111)
Repurchases of common stock	(32)	(3)
Cash dividends paid:
Preferred stock	—	(2)
Common stock	(131)	(131)
Other, net	8	10
Net cash flows provided by (used in) financing activities	912	1,419
Net Increase (Decrease) in Cash and Cash Equivalents	(6)	502
Cash and cash equivalents at beginning of period	2,419	1,576
Cash and Cash Equivalents at End of Period	$2,413	$2,078
See accompanying Notes to Consolidated Financial Statements (unaudited)

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2025
The terms “FNB,” “the Corporation,” “we,” “us” and “our” throughout this Report mean F.N.B. Corporation and our consolidated subsidiaries, unless the context indicates that we refer only to the parent company, F.N.B. Corporation. When we refer to "FNBPA" in this Report, we mean our bank subsidiary, First National Bank of Pennsylvania, and its subsidiaries.
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of September 30, 2025, we had 354 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
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
The accompanying interim unaudited Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and shareholders' equity. Events occurring subsequent to September 30, 2025 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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
NOTE 2.    NEW ACCOUNTING STANDARDS
The following table summarizes accounting pronouncements issued by the FASB that we recently adopted or will be adopting in the future.
TABLE 2.1

Standard	Description	Financial Statements Impact

Intangibles
ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software: Targeted Improvements to the Accounting of Internal-Use Software	This Update removes reference to software development project stages and requires entities to start capitalizing software costs when both of the following occur: (1) management has authorized and committed funds to the software project and (2) it is probable the project will be completed and the software will be used to perform the intended function.	This Update is to be applied prospectively for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Modified transition and retrospective approaches are permitted.

We are currently evaluating the effect of this Update, and the adoption of this ASU is not expected to have a material impact on our consolidated financial statements.
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
Additionally, this Update also requires entities to disclose selling expense on both an annual and interim basis. This Update does not change the requirements for the presentation of expenses on the face of the income statement.

This Update is to be applied prospectively for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption and retrospective application are permitted.
We are currently evaluating the effect this Update will have on related disclosures and our processes, systems, and controls related to the disclosures.

NOTE 3.    INVESTMENT SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at September 30, 2025 and December 31, 2024. Accrued interest receivable on AFS debt securities totaled $14.1 million at September 30, 2025 and $14.3 million at December 31, 2024, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
September 30, 2025
U.S. Treasury	$274	$2	$—	$276
U.S. government agencies	41	—	—	41
U.S. GSE	332	1	(1)	332
Residential MBS:
Agency MBS	773	6	(9)	770
Agency CMO	694	—	(68)	626
Agency commercial MBS	1,510	17	(17)	1,510
States of the U.S. and political subdivisions (municipals)	21	—	(2)	19
Other debt securities	45	1	—	46
Total debt securities AFS	$3,690	$27	$(97)	$3,620

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2024
U.S. Treasury	$274	$1	$(1)	$274
U.S. government agencies	53	—	—	53
U.S. GSE	302	—	(2)	300
Residential MBS:
Agency MBS	714	—	(20)	694
Agency CMO	796	—	(98)	698
Agency commercial MBS	1,420	3	(35)	1,388
States of the U.S. and political subdivisions (municipals)	24	—	(2)	22
Other debt securities	37	—	—	37
Total debt securities AFS	$3,620	$4	$(158)	$3,466

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.15 million and $0.25 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on HTM debt securities totaled $14.4 million and $14.6 million at September 30, 2025 and December 31, 2024, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
September 30, 2025
U.S. Treasury	$1	$—	$—	$1
Residential MBS:
Agency MBS	821	2	(62)	761
Agency CMO	637	—	(68)	569
Agency commercial MBS	1,595	16	(22)	1,589
States of the U.S. and political subdivisions (municipals)	984	1	(77)	908
Other debt securities	11	—	(1)	10
Total debt securities HTM	$4,049	$19	$(230)	$3,838

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2024
U.S. Treasury	$1	$—	$—	$1
U.S. GSE	29	—	—	29
Residential MBS:
Agency MBS	901	1	(96)	806
Agency CMO	714	—	(95)	619
Agency commercial MBS	1,326	2	(44)	1,284
States of the U.S. and political subdivisions (municipals)	992	—	(103)	889
Other debt securities	16	—	—	16
Total debt securities HTM	$3,979	$3	$(338)	$3,644

There were no significant gross gains or gross losses realized on investment securities during the nine months ended September 30, 2025 or 2024. Net unrealized losses on the AFS and HTM portfolios are primarily due to the increase in market interest rates since the time of purchase, with 86.2% of these securities backed or sponsored by the U.S. government as of September 30, 2025.

As of September 30, 2025, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$206	$206	$4	$5
Due after one year but within five years	424	425	89	86
Due after five years but within ten years	62	63	239	229
Due after ten years	21	20	664	599
	713	714	996	919
Residential MBS:
Agency MBS	773	770	821	761
Agency CMO	694	626	637	569
Agency commercial MBS	1,510	1,510	1,595	1,589
Total debt securities	$3,690	$3,620	$4,049	$3,838
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to investment securities pledged:
TABLE 3.4

(dollars in millions)	September 30, 2025	December 31, 2024
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,272	$6,271
As collateral for short-term borrowings	163	182
Securities pledged as a percent of total securities	83.9%	86.7%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
September 30, 2025
U.S. government agencies	7	$12	$—	10	$19	$—	17	$31	$—
U.S. GSE	1	30	—	5	101	(1)	6	131	(1)
Residential MBS:
Agency MBS	2	50	—	92	276	(9)	94	326	(9)
Agency CMO	—	—	—	65	626	(68)	65	626	(68)
Agency commercial MBS	3	90	—	24	435	(17)	27	525	(17)
States of the U.S. and political subdivisions (municipals)	—	—	—	9	19	(2)	9	19	(2)
Other debt securities	1	4	—	3	9	—	4	13	—
Total	14	$186	$—	208	$1,485	$(97)	222	$1,671	$(97)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2024
U.S. Treasury	3	$74	$(1)	2	$75	$—	5	$149	$(1)
U.S. government agencies	6	11	—	12	25	—	18	36	—
U.S. GSE	2	75	—	7	126	(2)	9	201	(2)
Residential MBS:
Agency MBS	9	235	(1)	92	355	(19)	101	590	(20)
Agency CMO	—	—	—	66	698	(98)	66	698	(98)
Agency commercial MBS	23	709	(8)	20	359	(27)	43	1,068	(35)
States of the U.S. and political subdivisions (municipals)	—	—	—	10	22	(2)	10	22	(2)
Other debt securities	—	—	—	4	10	—	4	10	—
Total	43	$1,104	$(10)	213	$1,670	$(148)	256	$2,774	$(158)
We evaluated the AFS debt securities that were in an unrealized loss position at September 30, 2025. Based on the credit ratings and/or implied government guarantee for these securities, we concluded the loss position is temporary and caused by the significant movement of interest rates since 2022 and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.

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
Our municipal bond portfolio, with a carrying amount of $1.0 billion as of September 30, 2025 is highly rated with an average rating of AA and 98% of the portfolio is rated A or better. All of the investment securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds support our primary footprint as 59% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million.
The ACL on the HTM municipal bond portfolio is calculated on each bond using:
•The bond’s underlying credit rating, time to maturity and exposure amount;
•Credit enhancements that improve the bond’s credit rating (e.g., insurance); and
•Moody’s U.S. Municipal Bond Default and Recovery Rates, 1970-2024.
By using these components, we derive the expected credit loss on the HTM general obligation municipal bond portfolio. We further refine the expected credit loss by factoring in economic forecast data using our Commercial and Industrial Non-Manufacturing loan portfolio forecast adjustment as derived through our assessment of the loan portfolio as a proxy for our municipal bond portfolio.
Our corporate bond portfolio, with a carrying amount of $57.3 million as of September 30, 2025 consists of debentures of banks and bank holding companies. The average holding size of the securities in the corporate bond portfolio is $3.4 million.
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
For the year-to-date periods ending September 30, 2025 and 2024, we had no significant provision expense and no charge-offs or recoveries for the investment securities portfolio. The ACL on the HTM portfolio was $0.15 million, consisting of $0.07 million relating to the municipal bond portfolio and $0.09 million relating to other debt securities, as of September 30, 2025, and $0.07 million relating to the municipal bond portfolio and $0.18 million relating to other debt securities as of December 31, 2024. The AFS securities portfolios did not have an ACL at September 30, 2025 or December 31, 2024 and there were no investment securities that were past due or on non-accrual at either date.

NOTE 4.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $126.8 million at September 30, 2025 and $128.4 million at December 31, 2024, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 4.1

(in millions)	September 30, 2025	December 31, 2024
Commercial real estate	$12,568	$12,705
Commercial and industrial	7,590	7,550
Commercial leases	829	765
Other	153	144
Total commercial loans and leases	21,140	21,164
Direct installment	2,678	2,676
Residential mortgages	8,888	7,986
Indirect installment	767	739
Consumer lines of credit	1,484	1,374
Total consumer loans	13,817	12,775
Total loans and leases, net of unearned income	$34,957	$33,939
The remaining accretable discount included in the amortized cost of acquired loans was $22.9 million and $31.6 million at September 30, 2025 and December 31, 2024, respectively.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 4.2

	September 30, 2025	December 31, 2024
Commercial real estate:
Percent owner-occupied	30.2%	29.0%
Percent non-owner-occupied	69.8	71.0
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
September 30, 2025
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,007	$1,362	$1,673	$1,870	$1,706	$3,858	$210	$11,686
Special Mention	5	16	21	179	103	206	3	533
Substandard	—	6	9	57	52	217	8	349
Total commercial real estate	1,012	1,384	1,703	2,106	1,861	4,281	221	12,568
Commercial real estate gross charge-offs	—	—	0.1	3.9	3.6	12.2	—	19.8
Commercial and Industrial:
Risk Rating:
Pass	1,415	1,048	871	727	411	880	1,760	7,112
Special Mention	14	9	19	14	33	75	92	256
Substandard	3	12	48	10	10	40	99	222
Total commercial and industrial	1,432	1,069	938	751	454	995	1,951	7,590
Commercial and industrial gross charge-offs	0.1	1.1	0.6	3.3	6.5	20.0	—	31.6
Commercial Leases:
Risk Rating:
Pass	293	197	148	80	45	42	—	805
Special Mention	1	4	5	1	1	4	—	16
Substandard	—	—	5	1	2	—	—	8
Total commercial leases	294	201	158	82	48	46	—	829
Commercial leases gross charge-offs	—	—	—	—	—	0.2	—	0.2
Other Commercial:
Risk Rating:
Pass	9	—	65	—	—	4	75	153
Total other commercial	9	—	65	—	—	4	75	153
Other commercial gross charge-offs	—	—	—	—	—	3.6	—	3.6
Total commercial loans and leases	2,747	2,654	2,864	2,939	2,363	5,326	2,247	21,140

(in millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
September 30, 2025
CONSUMER
Direct Installment:
Current	336	292	231	558	615	635	—	2,667
Past due	—	1	2	1	1	6	—	11
Total direct installment	336	293	233	559	616	641	—	2,678
Direct installment gross charge-offs	—	0.1	0.2	0.1	—	0.3	—	0.7
Residential Mortgages:
Current	1,327	1,687	1,346	1,502	1,342	1,626	—	8,830
Past due	2	10	11	5	5	25	—	58
Total residential mortgages	1,329	1,697	1,357	1,507	1,347	1,651	—	8,888
Residential mortgages gross charge-offs	—	0.3	0.5	0.1	0.2	1.2	—	2.3
Indirect Installment:
Current	251	301	18	48	84	51	—	753
Past due	—	2	2	5	4	1	—	14
Total indirect installment	251	303	20	53	88	52	—	767
Indirect installment gross charge-offs	0.2	0.6	0.7	1.6	1.7	0.7	—	5.5
Consumer Lines of Credit:
Current	4	6	22	43	12	139	1,245	1,471
Past due	—	—	—	1	1	9	2	13
Total consumer lines of credit	4	6	22	44	13	148	1,247	1,484
Consumer lines of credit gross charge-offs	—	0.1	—	—	—	0.7	—	0.8
Total consumer loans	1,920	2,299	1,632	2,163	2,064	2,492	1,247	13,817
Total loans and leases	$4,667	$4,953	$4,496	$5,102	$4,427	$7,818	$3,494	$34,957
Total charge-offs	$0.3	$2.2	$2.1	$9.0	$12.0	$38.9	$—	$64.5

(in millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 4.5

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
September 30, 2025
Commercial real estate	$10	$—	$59	$69	$12,499	$12,568	$13
Commercial and industrial	10	—	44	54	7,536	7,590	19
Commercial leases	2	—	3	5	824	829	—
Other	1	—	2	3	150	153	—
Total commercial loans and leases	23	—	108	131	21,009	21,140	32
Direct installment	7	1	3	11	2,667	2,678	—
Residential mortgages	39	10	9	58	8,830	8,888	2
Indirect installment	12	1	1	14	753	767	—
Consumer lines of credit	8	1	4	13	1,471	1,484	—
Total consumer loans	66	13	17	96	13,721	13,817	2
Total loans and leases	$89	$13	$125	$227	$34,730	$34,957	$34

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2024
Commercial real estate	$26	$—	$88	$114	$12,591	$12,705	$24
Commercial and industrial	10	—	52	62	7,488	7,550	19
Commercial leases	1	—	2	3	762	765	—
Other	1	—	2	3	141	144	—
Total commercial loans and leases	38	—	144	182	20,982	21,164	43
Direct installment	8	2	2	12	2,664	2,676	—
Residential mortgages	38	9	7	54	7,932	7,986	—
Indirect installment	16	1	2	19	720	739	—
Consumer lines of credit	8	2	4	14	1,360	1,374	—
Total consumer loans	70	14	15	99	12,676	12,775	—
Total loans and leases	$108	$14	$159	$281	$33,658	$33,939	$43

Following is a summary of non-performing assets:
TABLE 4.6

(dollars in millions)	September 30, 2025	December 31, 2024
Non-accrual loans	$125	$159
Total non-performing loans and leases	125	159
Other real estate owned	3	3
Total non-performing assets	$128	$162
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.36%	0.47%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.40	0.52
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $0.9 million at September 30, 2025 and $1.2 million at December 31, 2024. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at September 30, 2025 and December 31, 2024 totaled $14.2 million and $10.6 million, respectively.
Approximately $138.7 million of commercial loans are collateral dependent at September 30, 2025. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.

Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.08 million and $0.07 million at September 30, 2025 and September 30, 2024, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 4.7

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Three Months Ended September 30, 2025
Term Extension
Commercial real estate	$1.0	0.01%	The modified loans had an average increase in term of 10 months, extending the maturity date.
Commercial and industrial	0.3	—	The modified loans had an average increase in term of 72 months, extending the maturity date.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 36 months extending the maturity date.
Residential mortgages	0.7	0.01	The modified loans had an average increase in term of 117 months extending the maturity date.
Consumer lines of credit	0.2	0.01	The modified loans had an average increase in term of 129 months extending the maturity date.
Total	2.6
Term Extension and Rate Reduction
Residential mortgages	0.7	0.01	Multiple modifications were made with no material financial effect.
Total	0.7
Other
Commercial real estate	0.8	0.01	Multiple modifications were made with no material financial effect.
Commercial and industrial	1.3	0.02	Multiple modifications were made with no material financial effect.
Total	2.1
Total Outstanding Modified	$5.4

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Nine Months Ended September 30, 2025
Term Extension
Commercial real estate	$2.7	0.02%	The modified loans had an average increase in term of 5 months, extending the maturity date.
Commercial and industrial	1.2	0.02	The modified loans had an average increase in term of 41 months, extending the maturity date.
Direct installment	1.9	0.07	The modified loans had an average increase in term of 26 months, extending the maturity date.
Residential mortgages	3.6	0.04	The modified loans had an average increase in term of 44 months, extending the maturity date.
Consumer lines of credit	0.6	0.04	The modified loans had an average increase in term of 165 months, extending the maturity date.
Total	10.0
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	Multiple modifications were made with no material financial effect.
Residential mortgages	1.9	0.02	The term was extended, with weighted average yield reductions of 100 basis points to 475 basis points with extensions up to 28 years.
Total	2.0
Other
Commercial real estate	2.2	0.02	The majority resulted in a 3-month deferral on principal payments.
Commercial and industrial	2.2	0.03	The majority resulted in a 3-month deferral on principal payments.
Total	4.4
Total Outstanding Modified	$16.4

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Three Months Ended September 30, 2024
Term Extension
Commercial real estate	$0.3	—%	The modified loans had an average increase in term of 7 months, extending the maturity date.
Direct installment	0.1	—	The modified loans had an average increase in term of 19 months, extending the maturity date.
Residential mortgages	1.0	0.01	The modified loans had an average increase in term of 20 months, extending the maturity date.
Consumer lines of credit	0.1	0.01	The modified loans had an average increase in term of 181 months extending the maturity date.
Total	1.5
Term Extension and Rate Reduction
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Total	0.1
Balloon Payment
Commercial real estate	0.1	—	Modifications were made with no material financial effect.
Total	0.1
Other
Commercial real estate	0.5	—	Reduction of cash flow due to lower payments.
Total	0.5
Total Outstanding Modified	$2.2

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Nine Months Ended September 30, 2024
Term Extension
Commercial real estate	$0.3	—%	The modified loans had an average increase in term of 7 months, extending the maturity date.
Commercial and industrial	0.1	—	The modified loans had an average increase in term of 3 months, extending the maturity date.
Direct installment	1.0	0.04	The modified loans had an average increase in term of 51 months, extending the maturity date.
Residential mortgages	5.1	0.07	The modified loans had an average increase in term of 31 months, extending the maturity date.
Consumer lines of credit	1.0	0.07	The modified loans had an average increase in term of 206 months, extending the maturity date.
Total	7.5
Rate Reduction
Residential mortgages	0.1	—	The term was extended, with a weighted average yield reduction of 100 basis points.
Total	0.1
Term Extension and Rate Reduction
Residential mortgages	0.8	0.01	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.3	0.02	Multiple modifications were made with no material financial effect.
Total	1.1
Balloon Payment
Commercial real estate	0.7	0.01	Multiple modifications were made with no material financial effect.
Total	0.7
Other
Commercial real estate	4.8	0.04	3 to 12 month payment deferrals with no income being earned on these loans.
Commercial and industrial	0.5	0.01	Multiple modifications were made with no material financial effect.
Total	5.3
Total Outstanding Modified	$14.7
Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during the first nine months of 2025.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There were $0.3 million and $8.1 million in specific reserves for commercial loans modified at September 30, 2025 and December 31, 2024, respectively, and pooled reserves for individual loans of $1.9 million and $1.8 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $1.2 million and $3.4 million as of September 30, 2025 and December 31, 2024, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 4.8

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Other	Total Outstanding Modified
Three Months Ended September 30, 2025
Commercial real estate	$0.1	$—	$—	$0.1
Total commercial loans and leases	0.1	—	—	0.1
Total	$0.1	$—	$—	$0.1

Nine Months Ended September 30, 2025
Commercial real estate	$1.1	$—	$1.9	$3.0
Commercial and industrial	0.5	3.0	3.8	7.3
Total commercial loans and leases	1.6	3.0	5.7	10.3
Direct installment	0.4	—	—	0.4
Residential mortgages	2.4	0.5	—	2.9
Consumer lines of credit	0.2	—	—	0.2
Total consumer loans	3.0	0.5	—	3.5
Total	$4.6	$3.5	$5.7	$13.8

(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Three Months Ended September 30, 2024
Commercial real estate	$—	$—	$0.1	$—	$0.1
Total commercial loans and leases	—	—	0.1	—	0.1
Direct installment	0.4	—	—	—	0.4
Residential mortgages	0.3	0.1	—	—	0.4
Total consumer loans	0.7	0.1	—	—	0.8
Total	$0.7	$0.1	$0.1	$—	$0.9

Nine Months Ended September 30, 2024
Commercial real estate	$0.7	$—	$0.7	$8.9	$10.3
Commercial and industrial	20.2	0.2	—	1.6	22.0
Total commercial loans and leases	20.9	0.2	0.7	10.5	32.3
Direct installment	0.5	—	—	—	0.5
Residential mortgages	1.9	0.1	—	—	2.0
Total consumer loans	2.4	0.1	—	—	2.5
Total	$23.3	$0.3	$0.7	$10.5	$34.8

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 4.9

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2025
Commercial real estate	$20.9	$—	$1.3
Commercial and industrial	2.9	0.8	1.8
Total commercial loans and leases	23.8	0.8	3.1
Direct installment	1.8	—	0.3
Residential mortgages	5.6	1.0	0.7
Consumer lines of credit	1.0	—	—
Total consumer loans	8.4	1.0	1.0
Total	$32.2	$1.8	$4.1

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
September 30, 2024
Commercial real estate	$13.5	$—	$—
Commercial and industrial	0.6	—	—
Total commercial loans and leases	14.1	—	—
Direct installment	1.6	0.2	—
Residential mortgages	3.3	2.7	0.6
Consumer lines of credit	1.5	0.3	—
Total consumer loans	6.4	3.2	0.6
Total	$20.5	$3.2	$0.6

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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 5.1

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2025
Commercial real estate	$179.5	$(9.2)	$0.4	$(8.8)	$7.4	$178.1
Commercial and industrial	88.3	(9.2)	1.0	(8.2)	14.9	95.0
Commercial leases	21.6	—	—	—	1.7	23.3
Other	4.6	(1.4)	0.2	(1.2)	1.2	4.6
Total commercial loans and leases	294.0	(19.8)	1.6	(18.2)	25.2	301.0
Direct installment	26.6	(0.1)	0.1	—	(0.6)	26.0
Residential mortgages	95.4	(0.5)	0.1	(0.4)	(0.8)	94.2
Indirect installment	9.3	(1.6)	0.6	(1.0)	0.8	9.1
Consumer lines of credit	6.8	(0.2)	0.1	(0.1)	0.3	7.0
Total consumer loans	138.1	(2.4)	0.9	(1.5)	(0.3)	136.3
Total allowance for credit losses on loans and leases	432.1	(22.2)	2.5	(19.7)	24.9	437.3
Allowance for unfunded loan commitments	21.0	—	—	—	(0.9)	20.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$453.1	$(22.2)	$2.5	$(19.7)	$24.0	$457.4

Nine Months Ended September 30, 2025
Commercial real estate	$166.9	$(19.8)	$1.0	$(18.8)	$30.0	$178.1
Commercial and industrial	85.6	(31.6)	6.0	(25.6)	35.0	95.0
Commercial leases	22.9	(0.2)	—	(0.2)	0.6	23.3
Other	4.3	(3.6)	0.7	(2.9)	3.2	4.6
Total commercial loans and leases	279.7	(55.2)	7.7	(47.5)	68.8	301.0
Direct installment	29.1	(0.7)	0.4	(0.3)	(2.8)	26.0
Residential mortgages	95.9	(2.3)	0.3	(2.0)	0.3	94.2
Indirect installment	9.5	(5.5)	1.8	(3.7)	3.3	9.1
Consumer lines of credit	8.6	(0.8)	0.3	(0.5)	(1.1)	7.0
Total consumer loans	143.1	(9.3)	2.8	(6.5)	(0.3)	136.3
Total allowance for credit losses on loans and leases	422.8	(64.5)	10.5	(54.0)	68.5	437.3
Allowance for unfunded loan commitments	21.4	—	—	—	(1.3)	20.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$444.2	$(64.5)	$10.5	$(54.0)	$67.2	$457.4

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net (Charge- Offs) Recoveries	Provision for Credit Losses	Balance at End of Period
Three Months Ended September 30, 2024
Commercial real estate	$157.7	$(13.8)	$0.9	$(12.9)	$40.1	$184.9
Commercial and industrial	93.5	(10.1)	6.5	(3.6)	(11.5)	78.4
Commercial leases	22.9	(0.1)	—	(0.1)	(1.2)	21.6
Other	4.0	(1.2)	0.2	(1.0)	1.0	4.0
Total commercial loans and leases	278.1	(25.2)	7.6	(17.6)	28.4	288.9
Direct installment	30.9	(0.2)	0.2	—	(1.7)	29.2
Residential mortgages	88.2	(0.1)	0.1	—	(4.0)	84.2
Indirect installment	13.1	(4.2)	0.6	(3.6)	(0.5)	9.0
Consumer lines of credit	8.5	(0.4)	0.1	(0.3)	0.7	8.9
Total consumer loans	140.7	(4.9)	1.0	(3.9)	(5.5)	131.3
Total allowance for credit losses on loans and leases	418.8	(30.1)	8.6	(21.5)	22.9	420.2
Allowance for unfunded loan commitments	21.8	—	—	—	0.6	22.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$440.6	$(30.1)	$8.6	$(21.5)	$23.5	$442.6
Nine Months Ended September 30, 2024
Commercial real estate	$166.6	$(24.1)	$2.1	$(22.0)	$40.3	$184.9
Commercial and industrial	87.8	(18.7)	9.0	(9.7)	0.3	78.4
Commercial leases	21.2	(0.3)	0.1	(0.2)	0.6	21.6
Other	3.7	(3.1)	1.1	(2.0)	2.3	4.0
Total commercial loans and leases	279.3	(46.2)	12.3	(33.9)	43.5	288.9
Direct installment	33.8	(0.8)	0.6	(0.2)	(4.4)	29.2
Residential mortgages	70.5	(0.3)	0.2	(0.1)	13.8	84.2
Indirect installment	12.8	(9.6)	2.1	(7.5)	3.7	9.0
Consumer lines of credit	9.2	(1.0)	0.6	(0.4)	0.1	8.9
Total consumer loans	126.3	(11.7)	3.5	(8.2)	13.2	131.3
Total allowance for credit losses on loans and leases	405.6	(57.9)	15.8	(42.1)	56.7	420.2
Allowance for unfunded loan commitments	21.5	—	—	—	0.9	22.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$427.1	$(57.9)	$15.8	$(42.1)	$57.6	$442.6

Following is a summary of changes in the AULC by portfolio segment:
TABLE 5.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(in millions)
Balance at beginning of period	$21.0	$21.8	$21.4	$21.5
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	(0.8)	0.6	(1.1)	1.0
Consumer portfolio	(0.1)	—	(0.2)	(0.1)
Balance at end of period	$20.1	$22.4	$20.1	$22.4
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
At September 30, 2025 and December 31, 2024, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2025, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 3.4% over our R&S forecast period, (ii) a Commercial Real Estate (CRE) Price Index, which decreases 4.0% over our R&S forecast period, (iii) S&P Volatility, which increases 91.1% in 2025 and decreases 19.8% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. While we have not changed our ACL modeling methodology, we continually assess our key macroeconomic variables and their correlation to our historical and expected portfolio performance. During the quarter ended September 30, 2025, we changed certain macroeconomic variables used for ACL modeling purposes as we believe the new variables better correlate to our historical performance over the economic cycles. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2024 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
The ACL on loans and leases of $437.3 million at September 30, 2025 increased $14.5 million, or 3.4%, from December 31, 2024. Our ending ACL coverage ratio at September 30, 2025 was 1.25%, unchanged from December 31, 2024. Total provision for credit losses for the three months ended September 30, 2025 was $24.0 million, compared to $23.5 million for the same period of 2024. The third quarter of 2025 reflected net charge-offs of $19.7 million, or 0.22% annualized of average total loans, compared to $21.5 million, or 0.25% annualized, in the third quarter of 2024. Total provision for credit losses for the nine months ended September 30, 2025 was $67.1 million, compared to $57.5 million in the same period of 2024. Net charge-offs were $54.0 million, or 0.21% annualized of average total loans, during the nine months ended September 30, 2025, compared to $42.1 million, or 0.17% annualized, for the same period of 2024.

NOTE 6.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 6.1

(in millions)	September 30, 2025	December 31, 2024
Mortgage loans sold with servicing retained	$6,957	$6,429
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 6.2

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Mortgage loans sold with servicing retained	$415	$314	$1,050	$936
Pre-tax net gains (losses) resulting from above loan sales (1)	8	7	17	18
Mortgage servicing fees (1)	5	4	13	11
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 6.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$72.2	$65.1	$70.5	$59.5
Additions	4.6	4.0	10.6	11.8
Payoffs and curtailments	(1.2)	(1.0)	(3.3)	(2.3)
Impairment (charge) / recovery	(0.1)	(2.8)	(0.1)	(2.6)
Amortization / other	(1.8)	(0.5)	(4.0)	(1.6)
Balance at end of period	$73.7	$64.8	$73.7	$64.8
Fair value, beginning of period	$85.5	$78.0	$86.3	$71.8
Fair value, end of period	87.0	75.2	87.0	75.2
There was a $0.2 million valuation allowance for MSRs at September 30, 2025 and the valuation allowance for MSRs as of December 31, 2024 was $0.1 million.
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

Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 6.4

(dollars in millions)	September 30, 2025	December 31, 2024
Weighted average life (months)	90	96
Constant prepayment rate (annualized)	8.6%	7.6%
Discount rate	10.1%	10.3%
Effect on fair value due to change in interest rates:
+2.00%	$13	$6
+1.00%	10	5
+0.50%	7	3
+0.25%	4	2
-0.25%	(4)	(2)
-0.50%	(7)	(5)
-1.00%	(13)	(11)
-2.00%	(23)	(20)
-3.00%	(41)	(34)
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

NOTE 7.    LEASES
We have operating leases primarily for certain branches, office space, land and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of September 30, 2025, we had operating lease right-of-use assets and operating lease liabilities of $195.7 million and $237.1 million, respectively, including $71.4 million in operating right-of-use assets and $102.3 million in operating lease liabilities with a related party. As of September 30, 2025, we had finance lease right-of-use assets and finance lease liabilities of $32.9 million and $35.8 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2025, we have certain operating lease agreements, primarily for administrative office space, that are expected to commence in 2026 with lease terms of up to 20 years. At commencement, it is expected that these leases will add approximately $5.0 million in right-of-use assets and $5.0 million in other liabilities. In late 2024, the majority of FNB's Pittsburgh-based employees moved into the new headquarters building, consolidating several offices, subsidiaries and support departments under one roof to create opportunities for continued efficiency, collaboration and productivity enhancements. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.

The components of lease expense were as follows:
TABLE 7.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease cost	$10	$11	$30	$30
Variable lease cost	1	1	4	4
Finance lease cost	1	—	3	2
Total lease cost	$12	$12	$37	$36
Other information related to leases is as follows:
TABLE 7.2

	Nine Months Ended September 30,
(dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28	$25
Operating cash flows from finance leases	$1	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19	$25
Finance leases	$—	$4
Weighted average remaining lease term (years):
Operating leases	11	11
Finance leases	17	19
Weighted average discount rate:
Operating leases	4.0%	3.9%
Finance leases	3.6%	3.4%
Future cash flows of lease liabilities are as follows:
TABLE 7.3

(in millions)	Operating Leases	Finance Leases	Total Leases
September 30, 2025
0 - 12 months	$36	$2	$38
13 - 24 months	32	3	35
25 - 36 months	29	3	32
37 - 48 months	26	3	29
49 - 60 months	24	3	27
Later years	149	34	183
Total lease payments	296	48	344
Less: imputed interest	(59)	(12)	(71)
Present value of lease liabilities	$237	$36	$273

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
Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary. Additionally, we have an operating lease with a related party and a maximum exposure to loss of approximately $70 million and FNBPA made a construction loan to the same related party. For further information about this unconsolidated VIE, please see Note 7, "Leases."
TABLE 8.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
September 30, 2025
Trust preferred securities (1)	$3	$74	$—
Tax credit partnerships	165	59	165
Other investments	37	—	37
Total	$205	$133	$202
December 31, 2024
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	164	68	164
Other investments	34	—	34
Total	$201	$141	$198
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
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 8.2

(in millions)	September 30, 2025	December 31, 2024
Tax credit investments included in other assets	$106	$96
Unfunded tax credit investments	59	68
The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 8.3

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Provision for income taxes:
Amortization of tax credit investments under proportional method	$6	$5	$18	$16
Tax credits from tax credit investments	(6)	(5)	(19)	(16)
Other tax benefits related to tax credit investments	(1)	—	(3)	(2)
Total impact on provision for income taxes	$(1)	$—	$(4)	$(2)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.

NOTE 9.    BORROWINGS
Following is a summary of short-term borrowings:
TABLE 9.1

(in millions)	September 30, 2025	December 31, 2024
Securities sold under repurchase agreements	$158	$165
Federal Home Loan Bank advances	865	585
Federal funds purchased	750	370
Subordinated notes	132	136
Total short-term borrowings	$1,905	$1,256
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $415.0 million, or 48.0%, had overnight maturities as of September 30, 2025, compared to $335.0 million, or 57.3%, as of December 31, 2024. At September 30, 2025 and December 31, 2024, none of the short-term FHLB advances were swapped to fixed rates. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
Following is a summary of long-term borrowings:
TABLE 9.2

(in millions)	September 30, 2025	December 31, 2024
Federal Home Loan Bank advances	$1,200	$1,750
Senior notes	498	847
Subordinated notes	84	74
Junior subordinated debt	74	73
Other subordinated debt	243	268
Total long-term borrowings	$2,099	$3,012
Our banking affiliate has available credit with the FHLB of $12.6 billion, of which $9.7 billion was available for borrowing as of September 30, 2025. The outstanding FHLB advances (including both short-term and long-term borrowings) are secured by $17.6 billion of loans collateralized by residential mortgages, home equity lines of credit and commercial real estate. The short-term borrowings are scheduled to mature in various amounts periodically through 2026 while the long-term borrowings are scheduled to mature periodically through 2028. Effective interest rates paid on long-term fixed rate FHLB advances held during 2025 ranged from 3.69% to 4.69%, and 3.69% and 4.88% for the year ended December 31, 2024. The effective interest rate paid on variable rate long-term FHLB advances was Overnight SOFR plus an average spread of 35 basis points for the three months ended September 30, 2025, compared to an average spread of 34 basis points for the year ended December 31, 2024.

The following table provides information relating to our senior notes and other subordinated debt as of September 30, 2025. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 9.3

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
5.722% Fixed-To-Floating Rate Senior Notes due December 11, 2030 (1)	$500	$497	$498	12/11/2030	5.722%
Total senior notes	500	497	498
Other Subordinated Debt:
6.895% Fixed-To-Floating Rate Subordinated Notes due 2029 (2)	120	118	119	2/14/2029	6.895%
4.875% Subordinated Notes due 2025	100	98	100	10/2/2025	4.875%
7.413% Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (3) (4)	25	26	24	12/6/2028	7.413%
Total other subordinated debt	245	242	243
Total	$745	$739	$741
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
During the third quarter of 2025, $350.0 million in senior debt that was issued in August 2022 matured. During the second quarter of 2025, we redeemed $25.0 million in other subordinated debt assumed from our previous acquisition of UB Bancorp that was set to reprice at a higher interest rate. In October 2025, $100.0 million in other subordinated debt that was issued in October 2015 matured.
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
The following table provides information relating to the Trusts as of September 30, 2025:
TABLE 9.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	5.95%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	5.62%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	24	9/30/2035	5.72%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	5.78%	SOFR + 148 bps
Total	$77	$3	$74
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).

Other Credit Availability
Our banking affiliate has additional unused other wholesale credit availability, excluding FHLB, of $7.1 billion as of September 30, 2025.
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
The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 10.1

	September 30, 2025			December 31, 2024
	Notional	Fair Value		Notional	Fair Value
(in millions)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,900	$14	$—	$2,400	$—	$6
Interest rate swaps – not designated	6,014	49	56	5,901	96	16
Total subject to master netting arrangements	7,914	63	56	8,301	96	22
Not subject to master netting arrangements:
Interest rate swaps – not designated	6,014	57	161	5,901	16	287
Interest rate lock commitments – not designated	333	6	—	417	1	4
Forward delivery commitments – not designated	407	1	1	486	4	—
Credit risk contracts – not designated	820	—	—	819	—	—
Total not subject to master netting arrangements	7,574	64	162	7,623	21	291
Total	$15,488	$127	$218	$15,924	$117	$313
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
The following table shows amounts reclassified from AOCI:
TABLE 10.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024		2025	2024
Derivatives in cash flow hedging relationships:
Interest rate contracts	$14	$(7)	Interest income (expense)	$(19)	$(30)
The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 10.3

	Nine months ended September 30,
	2025		2024
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,492	$52	$1,491	$90
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(19)	—	(37)	7
As of September 30, 2025, the maximum length of time over which forecasted interest cash flows are hedged is 4.3 years. In the twelve months that follow September 30, 2025, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $3.2 million ($2.5 million net of tax), in association with interest on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to September 30, 2025.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the nine months ended September 30, 2025 and 2024, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.

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
Risk participation agreements sold with notional amounts totaling $623 million as of September 30, 2025 have remaining terms ranging from three months to 16 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0 at both September 30, 2025 and December 31, 2024. The fair values of risk participation agreements purchased and sold were $0.2 million and $0.1 million, respectively, at September 30, 2025, and $0.1 million and $0, respectively, at December 31, 2024.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 10.4

		Nine Months Ended September 30,
(in millions)	Consolidated Statements of Income Location	2025	2024
Interest rate swaps	Non-interest income - other	$—	$—
Interest rate lock commitments	Mortgage banking operations	—	—
Forward delivery contracts	Mortgage banking operations	(3)	3
Credit risk contracts	Non-interest income - other	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay $0.9 million as of September 30, 2025 and $0.2 million as of December 31, 2024, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset: Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.
TABLE 10.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amount Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
September 30, 2025
Derivative Assets
Subject to master netting arrangement	$63	$—	$63	$43	$20	$—
Not subject to master netting arrangement	57	—	57
Total	$120	$—	$120

Derivative Liabilities
Subject to master netting arrangement	$56	$—	$56	$43	$12	$1
Not subject to master netting arrangement	161	—	161
Total	$217	$—	$217

December 31, 2024
Derivative Assets
Subject to master netting arrangement	$96	$—	$96	$16	$80	$—
Not subject to master netting arrangement	16	—	16
Total	$112	$—	$112

Derivative Liabilities
Subject to master netting arrangement	$22	$—	$22	$16	$6	$—
Not subject to master netting arrangement	287	—	287
Total	$309	$—	$309

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

Following is a summary of off-balance sheet credit risk information:
TABLE 11.1

(in millions)	September 30, 2025	December 31, 2024
Commitments to extend credit	$14,595	$14,283
Standby letters of credit	250	271
At September 30, 2025, funding of 83.2% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $20.1 million at September 30, 2025 and $21.4 million at December 31, 2024. Additional information relating to the AULC is provided in Note 5, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
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
NOTE 12.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock unit awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,413,805 and 1,271,502 restricted stock units during the nine months ended September 30, 2025 and 2024, respectively, including 316,112 and 334,082 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock. As of September 30, 2025, we had 7,550,730 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 12.1

	Nine Months Ended September 30,
	2025		2024
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of period	3,571,311	$13.38	3,502,598	$12.89
Granted	1,413,805	14.51	1,271,502	14.05
Net adjustment	304,524	—	362,042	—
Vested	(1,580,678)	13.48	(1,520,737)	12.75
Forfeited/expired/canceled	(198,227)	13.15	(40,377)	12.42
Unvested units outstanding at end of period	3,510,735	13.90	3,575,028	13.38

The following table provides certain information related to restricted stock units:
TABLE 12.2

	Nine Months Ended September 30,
(in millions)	2025	2024
Stock-based compensation expense	$15	$16
Tax benefit related to stock-based compensation expense	3	3
Fair value of units vested	21	19
As of September 30, 2025, there was $13.5 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of September 30, 2025 are as follows:
TABLE 12.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,547,595	963,140	3,510,735
Unrecognized compensation expense	$13	$—	$13
Intrinsic value	$41	$16	$57
Weighted average remaining life (in years)	1.93	2.12	1.98
NOTE 13.    INCOME TAXES
Income Tax Expense
Federal and state income tax expense and the statutory tax rate and the actual effective tax rate consist of the following:
TABLE 13.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2025	2024	2025	2024
Current income taxes:
Federal taxes	$29	$27	$82	$74
State taxes	3	2	8	6
Total current income taxes	32	29	90	80
Deferred income taxes:
Federal taxes	8	1	16	15
State taxes	—	—	1	3
Total deferred income taxes	8	1	17	18
Total income taxes	$40	$30	$107	$98
Statutory federal tax rate	21.0%	21.0%	21.0%	21.0%
Effective tax rate	21.3	21.4	21.2	21.5
Income tax expense was higher for the nine months ended September 30, 2025, primarily due to higher pre-tax income, partially offset by increased net LIHTC.

Legislative Update
On July 4, 2025, the One Big Beautiful Bill (the Act) was signed into law in the U.S. We have evaluated the impacts of the Act on our Consolidated Financial Statements. We adopted the provisions allowing for 100% bonus depreciation on qualified property placed in service on or after January 20, 2025. The Act also includes other provisions that are effective for tax years beginning after December 31, 2025. While these provisions are not yet effective, we are evaluating their future impact and will recognize the effects of these provisions in the period they become effective or when they materially impact our Consolidated Financial Statements.
Deferred Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. Deferred tax assets and liabilities are measured based on the enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Net deferred tax assets were $15.2 million and $57.9 million at September 30, 2025 and December 31, 2024, respectively. The decline was primarily driven by lower unrealized losses on investment securities available for sale and the effects of 100% bonus depreciation as enacted under the Act.
NOTE 14.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 14.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2025
Balance at beginning of period	$(119)	$(15)	$(35)	$(169)
Other comprehensive income (loss) before reclassifications	65	11	1	77
Amounts reclassified from AOCI	—	15	—	15
Net current period other comprehensive income (loss)	65	26	1	92
Balance at end of period	$(54)	$11	$(34)	$(77)
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

The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 15.1

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, except per share data)	2025	2024	2025	2024
Net income	$150	$110	$397	$355
Less: Preferred stock dividends	—	—	—	6
Net income available to common shareholders	$150	$110	$397	$349
Basic weighted average common shares outstanding	360,562,829	361,272,879	361,232,517	361,425,077
Net effect of dilutive stock options and restricted stock	1,106,789	1,152,649	1,096,952	1,157,928
Diluted weighted average common shares outstanding	361,669,618	362,425,528	362,329,469	362,583,005
Earnings per common share:
Basic	$0.41	$0.30	$1.10	$0.97
Diluted	$0.41	$0.30	$1.09	$0.96
There were no anti-dilutive shares for the nine months ended September 30, 2025 and 2024.

NOTE 16.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 16.1

	Nine Months Ended September 30,
(in millions)	2025	2024
Interest paid on deposits and other borrowings	$708	$720
Income taxes paid	32	42
Transfers of loans to other real estate owned	2	1
Loans transferred to held for sale from portfolio	32	431
Loans transferred to portfolio from held for sale	27	14
We did not have any restricted cash as of September 30, 2025 and 2024.
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
The interim segmentation and measurement basis for segment profit and loss as of September 30, 2025 is consistent with December 31, 2024.

The following table provides financial information for these segments of FNB. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of FNB, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments to reconcile to the Consolidated Financial Statements.
TABLE 17.1

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2025
Interest income	$595	$—	$—	$1	$596
Interest expense	225	—	—	12	237
Net interest income (loss)	370	—	—	(11)	359
Provision for credit losses	24	—	—	—	24
Non-interest income:
Service charges	23	—	—	—	23
Interchange and card transaction fees	13	—	—	—	13
Trust services	—	12	—	—	12
Insurance commissions and fees	—	—	5	—	5
Securities commissions and fees	—	9	—	—	9
Capital markets income	6	—	—	2	8
Mortgage banking operations	9	—	—	—	9
Other	22	—	—	(3)	19
Total non-interest income	73	21	5	(1)	98
Non-interest expense:
Salaries and employee benefits	117	11	3	—	131
Other	102	3	2	5	112
Total non-interest expense	219	14	5	5	243
Income tax expense (benefit)	42	2	—	(4)	40
Net income (loss)	$158	$5	$—	$(13)	$150

Total assets	$49,547	$47	$31	$264	$49,889
Total loans and leases	34,911	—	—	46	34,957
Total deposits	38,894	—	—	(453)	38,441
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,885	—	—	14,885

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2024
Interest income	$582	$—	$—	$1	$583
Interest expense	252	—	—	8	260
Net interest income (loss)	330	—	—	(7)	323
Provision for credit losses	23	—	—	—	23
Non-interest income:
Service charges	24	—	—	—	24
Interchange and card transaction fees	13	—	—	—	13
Trust services	—	11	—	—	11
Insurance commissions and fees	—	—	5	—	5
Securities commissions and fees	—	8	—	—	8
Capital markets income	5	—	—	1	6
Mortgage banking operations	5	—	—	—	5
Other	20	—	—	(3)	17
Total non-interest income	67	19	5	(2)	89
Non-interest expense:
Salaries and employee benefits	112	11	4	(1)	126
Other	114	2	1	6	123
Non-interest expense	226	13	5	5	249
Income tax expense (benefit)	32	1	—	(3)	30
Net income (loss)	$116	$5	$—	$(11)	$110

Total assets	$47,662	$41	$32	$241	$47,976
Total loans and leases	33,671	—	—	46	33,717
Total deposits	37,112	—	—	(341)	36,771
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,115	—	—	14,115

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2025
Interest income	$1,734	$—	$—	$4	$1,738
Interest expense	667	—	—	41	708
Net interest income (loss)	1,067	—	—	(37)	1,030
Provision for credit losses	67	—	—	—	67
Non-interest income:
Service charges	68	—	—	—	68
Interchange and card transaction fees	39	—	—	—	39
Trust services	—	36	—	—	36
Insurance commissions and fees	—	—	16	—	16
Securities commissions and fees	—	27	—	—	27
Capital markets income	16	—	—	4	20
Mortgage banking operations	22	—	—	—	22
Other	57	—	—	(8)	49
Total non-interest income	202	63	16	(4)	277
Non-interest expense:
Salaries and employee benefits	352	32	11	1	396
Other	306	10	4	20	340
Total non-interest expense	658	42	15	21	736
Income tax expense (benefit)	116	5	—	(14)	107
Net income (loss)	$428	$16	$1	$(48)	$397

Total assets	$49,547	$47	$31	$264	$49,889
Total loans and leases	34,911	—	—	46	34,957
Total deposits	38,894	—	—	(453)	38,441
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,885	—	—	14,885

(in millions)	Community Banking	Wealth Management	Insurance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2024
Interest income	$1,679	$—	$—	$4	$1,683
Interest expense	703	—	—	22	725
Net interest income (loss)	976	—	—	(18)	958
Provision for credit losses	57	—	—	—	57
Non-interest income:
Service charges	68	—	—	—	68
Interchange and card transaction fees	39	—	—	—	39
Trust services	—	34	—	—	34
Insurance commissions and fees	—	—	18	—	18
Securities commissions and fees	—	24	—	—	24
Capital markets income	15	—	—	2	17
Mortgage banking operations	20	—	—	—	20
Other	52	—	—	(7)	45
Total non-interest income	194	58	18	(5)	265
Non-interest expense:
Salaries and employee benefits	332	33	11	—	376
Other	313	7	4	13	337
Total non-interest expense	645	40	15	13	713
Income tax expense (benefit)	102	4	1	(9)	98
Net income (loss)	$366	$14	$2	$(27)	$355

Total assets	$47,662	$41	$32	$241	$47,976
Total loans and leases	33,671	—	—	46	33,717
Total deposits	37,112	—	—	(341)	36,771
Market value of assets under administration - FNBIA, FNTC and FNIS (1)	—	14,115	—	—	14,115
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
The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 18.1

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$276	$—	$—	$276
U.S. government agencies	—	41	—	41
U.S. GSE	—	332	—	332
Residential MBS:
Agency MBS	—	770	—	770
Agency CMO	—	626	—	626
Agency commercial MBS	—	1,510	—	1,510
States of the U.S. and political subdivisions (municipals)	—	19	—	19
Other debt securities	—	46	—	46
Total debt securities available for sale	276	3,344	—	3,620
Loans held for sale	—	263	—	263
Loans receivable	—	—	78	78
Derivative financial instruments
Trading	—	106	—	106
Not for trading	—	15	6	21
Total derivative financial instruments	—	121	6	127
Total assets measured at fair value on a recurring basis	$276	$3,728	$84	$4,088
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$217	$—	$217
Not for trading	—	1	—	1
Total derivative financial instruments	—	218	—	218
Total liabilities measured at fair value on a recurring basis	$—	$218	$—	$218

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$274	$—	$—	$274
U.S. government agencies	—	53	—	53
U.S. GSE	—	300	—	300
Residential MBS:
Agency MBS	—	694	—	694
Agency CMO	—	698	—	698
Agency commercial MBS	—	1,388	—	1,388
States of the U.S. and political subdivisions (municipals)	—	22	—	22
Other debt securities	—	37	—	37
Total debt securities available for sale	274	3,192	—	3,466
Loans held for sale	—	214	—	214
Loans receivable	—	—	53	53
Derivative financial instruments
Trading	—	112	—	112
Not for trading	—	4	1	5
Total derivative financial instruments	—	116	1	117
Total assets measured at fair value on a recurring basis	$274	$3,522	$54	$3,850
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$303	$—	$303
Not for trading	—	6	4	10
Total derivative financial instruments	—	309	4	313
Total liabilities measured at fair value on a recurring basis	$—	$309	$4	$313

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 18.2

(in millions)	Loans Receivable	Interest Rate Lock Commitments	Total
Nine Months Ended September 30, 2025
Balance at beginning of period	$53	$1	$54
Purchases, issuances, sales and settlements:
Issuances	—	6	6
Settlements	—	(1)	(1)
Transfers into Level 3	25	—	25
Balance at end of period	$78	$6	$84
Year Ended December 31, 2024
Balance at beginning of period	$—	$5	$5
Purchases, issuances, sales and settlements:
Issuances	—	1	1
Settlements	—	(5)	(5)
Transfers into Level 3	53	—	53
Balance at end of period	$53	$1	$54
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. During the first nine months of 2025, $24.6 million was transferred to loans receivable measured using the fair value option at Level 3, compared to $49.2 million during the first nine months of 2024.
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
TABLE 18.3

(in millions)	Level 1	Level 2	Level 3	Total
September 30, 2025
Collateral dependent loans	$—	$—	$91	$91
Other assets - MSRs	—	—	1	1
Other assets - SBA servicing asset	—	—	1	1
December 31, 2024
Collateral dependent loans	$—	$—	$105	$105
Other assets - MSRs	—	—	1	1
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the nine months or twelve months ended September 30, 2025 and December 31, 2024, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2025 had a carrying amount of $91.1 million, which includes an allocated ACL of $24.6 million. The ACL includes a provision applicable to the current period fair value measurements of $41.4 million, which was included in provision for credit losses for the nine months ended September 30, 2025.
MSRs measured at fair value on a non-recurring basis had a carrying value of $1.3 million, and a valuation allowance of $0.2 million as of September 30, 2025. The valuation allowance includes a provision of $0.1 million included in earnings for 2025.
Fair Value of Financial Instruments
Refer to Note 25, "Fair Value Measurements" to the Consolidated Financial Statements included in our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a description of methods and assumptions that were used to estimate the fair value of each financial instrument.
The fair values of our financial instruments are as follows:
TABLE 18.4

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Financial Assets
Cash and cash equivalents	$2,413	$2,413	$2,413	$—	$—
Debt securities available for sale	3,620	3,620	276	3,344	—
Debt securities held to maturity	4,049	3,838	1	3,837	—
Net loans and leases, including loans held for sale	34,798	34,190	—	263	33,927
Loan servicing rights	75	88	—	—	88
Derivative assets	127	127	—	121	6
Accrued interest receivable	165	165	165	—	—
Financial Liabilities
Deposits	38,441	38,415	30,886	7,529	—
Short-term borrowings	1,905	1,906	1,906	—	—
Long-term borrowings	2,099	2,014	—	1,202	812
Derivative liabilities	218	218	—	218	—
Accrued interest payable	62	62	62	—	—
December 31, 2024
Financial Assets
Cash and cash equivalents	$2,419	$2,419	$2,419	$—	$—
Debt securities available for sale	3,466	3,466	274	3,192	—
Debt securities held to maturity	3,979	3,644	1	3,643	—
Net loans and leases, including loans held for sale	33,734	32,648	—	214	32,434
Loan servicing rights	72	88	—	—	88
Derivative assets	117	117	—	116	1
Accrued interest receivable	164	164	164	—	—
Financial Liabilities
Deposits	37,107	37,070	29,607	7,463	—
Short-term borrowings	1,256	1,256	1,256	—	—
Long-term borrowings	3,012	3,004	—	1,748	1,256
Derivative liabilities	313	313	—	309	4
Accrued interest payable	65	65	65	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This MD&A represents an overview of and highlights material changes to our financial condition and consolidated results of operations at and for the nine-month periods ended September 30, 2025 and 2024. This MD&A should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained herein and our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025. Our results of operations for the nine months ended September 30, 2025 are not necessarily indicative of results expected for the full year.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward‑looking statements are those that do not relate to historical facts and that are based on current assumptions, beliefs, estimates, expectations and projections, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements may relate to various matters, including our financial condition, results of operations, plans, objectives, future performance, business or industry, and usually can be identified by the use of forward-looking words, such as “anticipates,” “assumes,” “believes,” “can,” “continues,” “could,” “enable,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “likely,” “may,” “might,” “objective,” “plans,” “positioned,” “potential,” “projects,” “remains,” “should,” “target,” “trend,” “will,” “would,” or similar words or expressions or variations thereof, and the negative thereof, but these terms are not the exclusive means of identifying such statements. You should not place undue reliance on forward-looking statements, as they are subject to risks and uncertainties, including, but not limited to, those described below. When considering these forward-looking statements, you should keep in mind these risks and uncertainties, as well as any cautionary statements we may make.
There are various important factors that could cause future results to differ materially from historical performance and any forward-looking statements. Factors that might cause such differences, include, but are not limited to:
•the credit risk associated with the substantial amount of commercial loans and leases in our loan portfolio;
•the volatility of the mortgage banking business;
•changes in market interest rates, the U.S. federal government shutdown and the unpredictability of monetary, tax and other policies of government agencies, including tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions;
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
•risks associated with reliance on third-party vendors and artificial intelligence;
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
USE OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS
To supplement our Consolidated Financial Statements presented in accordance with GAAP, we use certain non-GAAP financial measures, such as operating net income available to common shareholders, operating earnings per diluted common share, return on average tangible common equity, return on average tangible assets, tangible book value per common share, the ratio of tangible common equity to tangible assets, operating non-interest expense, pre-provision net revenue (reported), operating pre-provision net revenue, efficiency ratio and net interest margin (FTE) to provide information useful to investors in understanding our operating performance and trends, and to facilitate comparisons with the performance of our peers. Management uses these measures internally to assess and better understand our underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators we use may differ from the non-GAAP financial measures and key performance indicators other financial institutions use to assess their performance and trends.
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

FINANCIAL SUMMARY
Net income available to common shareholders for the third quarter of 2025 was $149.5 million, or $0.41 per diluted common share. Comparatively, third quarter of 2024 net income available to common shareholders totaled $110.1 million, or $0.30 per diluted common share. On an operating basis, earnings per diluted common share (non-GAAP) was $0.41 for the third quarter of 2025, excluding $(2.3) million (pre-tax) of significant items impacting earnings per diluted common share, while the third quarter of 2024 was $0.34, excluding $15.3 million (pre-tax) of significant items impacting earnings.
We reported record earnings per diluted common share of $0.41, an increase of 14% from the prior quarter, with record total revenue of $457 million principally driven by growth in net interest income, margin expansion and record non-interest income. Pre-provision net revenue (non-GAAP) grew 11% linked-quarter contributing to positive operating leverage and an efficiency ratio (non-GAAP) of 52% in the top-quartile on a peer relative basis. Our growing profitability further strengthened capital levels to all-time highs with a CET1 regulatory capital ratio of 11.1%, tangible book value per common share (non-GAAP) growth of 11% year-over-year and a return on tangible common equity ratio (non-GAAP) of 15%. Our performance is supported by our consistent underwriting standards and proactive credit risk management actions, which led to continued solid credit results for the quarter including a 7.3% decline in criticized loans from the prior quarter.
Income Statement Highlights
•Net interest income totaled a record $359.3 million, an increase of $12.1 million, or 3.5%, from the prior quarter, primarily due to growth in earning assets, lower cost of funds and the impact of one more day in the current quarter.
•On a linked-quarter basis, the net interest margin (FTE) (non-GAAP) increased 6 basis points to 3.25%, reflecting a 3 basis point improvement in the total yield on earning assets (non-GAAP) and a 3 basis point decline in the total cost of funds.
•The provision for credit losses was $24.0 million, a decrease of $1.6 million from the prior quarter, with net charge-offs of $19.7 million, or 0.22% annualized of total average loans, compared to $21.8 million, or 0.25% annualized, in the prior quarter, reflecting continued proactive management of the loan portfolio.
•Non-interest income totaled a record $98.2 million, an increase of $7.2 million, or 7.9%, from the prior quarter, benefiting from our diversified business model and related revenue generation.
•Pre-provision net revenue (non-GAAP) totaled $213.9 million, an 11.4% increase from the prior quarter, driven by continued strong non-interest income generation, growth in net interest income and well-managed non-interest expense.

Balance Sheet Highlights
•For the quarter ending September 30, 2025 average loans and leases totaled $34.8 billion, an increase of $1.0 billion, or 3.0%, over the quarter ending September 30, 2024, primarily driven by consumer loan growth of $994.7 million.
•Average deposits totaled $37.9 billion, an increase of $2.3 billion, or 6.4%, as the growth in average interest-bearing demand deposits of $2.1 billion, average time deposits of $261.3 million and average non-interest-bearing demand deposits of $38.2 million more than offset the decline in average savings deposits of $155.9 million.
•On a linked-quarter basis, average loans and leases increased 3.6% annualized, and average deposits increased 8.2% annualized.
~~•~~The loan-to-deposit ratio was 91% at September 30, 2025, a slight improvement compared to 92% for both June 30, 2025 and September 30, 2024.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO increased 3 basis points from the prior quarter to 0.37%. The ratio was 0.39%, or a decrease of 2 basis points compared to September 30, 2024. Total delinquency decreased 14 basis points to 0.65%, compared to 0.79% at September 30, 2024, and increased 3 basis points from the prior quarter. The overall asset quality metrics remain at solid levels, reflecting continued proactive management of the loan portfolio.
•The ACL on loans and leases was $437.3 million, an increase of $17.1 million compared to September 30, 2024, driven primarily by loan growth, with the ratio of the ACL to total loans and leases remaining stable at 1.25%.
•Tangible book value per common share (non-GAAP) of $11.48 increased 11.1% compared to September 30, 2024, and 3.1% compared to June 30, 2025. AOCI reduced the tangible book value per common share (non-GAAP) by $0.22 as of September 30, 2025, primarily due to the impact of unrealized losses on AFS securities, compared to a reduction of $0.43 as of September 30, 2024, and $0.26 as of June 30, 2025.
•Record capital levels with the CET1 capital ratio at 11.1% compared to 10.4% at September 30, 2024, and 10.8% at June 30, 2025. The tangible common equity to tangible assets ratio (non-GAAP) was also a record at 8.7%, compared to 8.2% at September 30, 2024, and 8.5% at June 30, 2025.
•During the third quarter of 2025, we repurchased $12 million, or 0.8 million shares, of our common stock at a weighted average share price of $15.50 while maintaining capital above stated operating levels and supporting loan growth in the quarter.

TABLE 1

	Three Months Ended September 30,
Quarterly Results Summary	2025	2024
Reported results
Net income available to common shareholders (millions)	$149.5	$110.1
Earnings per diluted common share	0.41	0.30
Book value per common share	18.52	17.38
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	147.7	122.2
Operating earnings per diluted common share	0.41	0.34
Average diluted common shares outstanding (thousands)	361,670	362,426
Significant items impacting earnings(1) (millions)
Pre-tax FDIC assessment reduction	$2.3	$—
After-tax impact of FDIC assessment reduction	1.8	—
Pre-tax software impairment	—	(3.7)
After-tax impact of software impairment	—	(2.9)
Pre-tax loss related to indirect auto loan sale	—	(11.6)
After-tax impact of loss related to indirect auto loan sale	—	(9.1)
Total significant items pre-tax	$2.3	$(15.3)
Total significant items after-tax	$1.8	$(12.0)
Capital measures
CET1 capital ratio	11.07%	10.44%
Tangible common equity to tangible assets (non-GAAP)	8.69	8.17
Tangible book value per common share (non-GAAP)	$11.48	$10.33

	Nine Months Ended September 30,
Year-to-Date Results Summary	2025	2024
Reported results
Net income available to common shareholders (millions)	$396.7	$349.5
Earnings per diluted common share	1.09	0.96
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	394.9	368.5
Operating earnings per diluted common share	1.09	1.02
Average diluted common shares outstanding (thousands)	362,329	362,583
Significant items impacting earnings(1) (millions)
Preferred dividend equivalent at redemption	$—	$(4.0)
Pre-tax branch consolidation costs	—	(1.2)
After-tax impact of branch consolidation costs	—	(0.9)
Pre-tax FDIC assessment	2.3	(5.2)
After-tax impact of FDIC assessment	1.8	(4.1)
Pre-tax software impairment	—	(3.7)
After-tax impact of software impairment	—	(2.9)
Pre-tax loss related to indirect auto loan sales	—	(9.0)
After-tax impact of loss related to indirect auto loan sales	—	(7.1)
Total significant items after-tax	$1.8	$(19.0)
(1) Favorable (unfavorable) impact on earnings

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024
Net income available to common shareholders for the three months ended September 30, 2025 was $149.5 million, or $0.41 per diluted common share, compared to $110.1 million, or $0.30 per diluted common share, for the three months ended September 30, 2024. On an operating basis, third quarter of 2025 earnings per diluted common share (non-GAAP) was $0.41, excluding $(2.3) million (pre-tax) of significant items impacting earnings. By comparison, third quarter of 2024 earnings per diluted common share (non-GAAP) was $0.34 on an operating basis, excluding the $11.6 million (pre-tax) loss on indirect auto loan sale and $3.7 million (pre-tax) software impairment.
Net interest income totaled $359.3 million, an increase of $35.9 million, or 11.1%, reflecting growth in earning assets and lower interest-bearing deposit costs, partially offset by lower yields on earning assets. The net interest margin (FTE) (non-GAAP) increased 17 basis points to 3.25%. The provision for credit losses was $24.0 million, compared to $23.4 million. Non-interest income increased $8.5 million, or 9.5%, primarily due to increases in mortgage banking operations income, capital markets income, wealth management revenue and other non-interest income. Non-interest expense for the third quarter of 2025 decreased $5.9 million, or 2.4%. On an operating basis, non-interest expense (non-GAAP) increased $11.6 million, or 5.0%, when excluding significant items of $(2.3) million in the third quarter of 2025 and $15.3 million in the same quarter of 2024.

Financial highlights are summarized below:
TABLE 2

	Three Months Ended September 30,		$	%
(dollars in thousands, except per share data)	2025	2024	Change	Change
Net interest income	$359,272	$323,329	$35,943	11.1%
Provision for credit losses	23,991	23,438	553	2.4
Non-interest income	98,170	89,688	8,482	9.5
Non-interest expense	243,535	249,431	(5,896)	(2.4)
Income taxes	40,407	30,045	10,362	34.5
Net income	$149,509	$110,103	$39,406	35.8%
Earnings per common share – Basic	$0.41	$0.30	$0.11	36.7%
Earnings per common share – Diluted	0.41	0.30	0.11	36.7
Cash dividends per common share	0.12	0.12	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

	Three Months Ended September 30,
	2025	2024
Return on average equity	9.02%	7.10%
Return on average tangible common equity (1)	14.94	12.43
Return on average assets	1.20	0.92
Return on average tangible assets (1)	1.29	1.01
Equity to assets	13.30	13.02
Average equity to average assets	13.28	13.01
Tangible common equity to tangible assets (1)	8.69	8.17
CET1 capital ratio	11.07	10.44
Dividend payout ratio	29.05	39.58
Book value per common share	$18.52	$17.38
Tangible book value per common share (1)	11.48	10.33
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,738,570	$18,286	4.17%	$1,003,513	$11,276	4.47%
Taxable investment securities (1)	6,611,222	59,506	3.60	6,177,736	48,317	3.13
Tax-exempt investment securities (1)(2)	1,003,661	8,742	3.48	1,023,050	8,816	3.45
Loans held for sale	312,034	5,480	7.02	300,326	5,729	7.61
Loans and leases (2)(3)	34,814,280	507,107	5.79	33,802,701	511,564	6.03
Total interest-earning assets (2)	44,479,767	599,121	5.36	42,307,326	585,702	5.51
Cash and due from banks	415,030			414,536
Allowance for credit losses	(440,868)			(427,826)
Premises and equipment	560,685			501,588
Other assets	4,504,231			4,620,414
Total assets	$49,518,845			$47,416,038
Liabilities
Deposits:
Interest-bearing demand	$17,364,490	111,572	2.55	$15,215,815	108,762	2.84
Savings	3,125,868	7,586	0.96	3,281,732	10,406	1.26
Certificates and other time	7,495,691	68,409	3.62	7,234,412	79,868	4.39
Total interest-bearing deposits	27,986,049	187,567	2.66	25,731,959	199,036	3.08
Short-term borrowings	1,682,747	17,764	4.16	2,345,960	29,934	5.06
Long-term borrowings	2,511,652	31,369	4.96	2,314,914	30,473	5.24
Total interest-bearing liabilities	32,180,448	236,700	2.92	30,392,833	259,443	3.39
Non-interest-bearing demand deposits	9,905,230			9,867,006
Total deposits and borrowings	42,085,678		2.23	40,259,839		2.56
Other liabilities	856,542			985,545
Total liabilities	42,942,220			41,245,384
Shareholders’ equity	6,576,625			6,170,654
Total liabilities and shareholders’ equity	$49,518,845			$47,416,038
Net interest-earning assets	$12,299,319			$11,914,493
Net interest income (FTE) (2)		362,421			326,259
Tax-equivalent adjustment		(3,149)			(2,930)
Net interest income		$359,272			$323,329
Net interest spread			2.44%			2.12%
Net interest margin (2)			3.25%			3.08%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) increased $36.2 million, or 11.1%, primarily due to growth in earning assets, lower total average borrowings and lower deposit costs, partially offset by lower yields on earning assets. Average earning assets of $44.5 billion increased $2.2 billion, or 5.1%, primarily driven by an increase in average loans and leases. Average interest-bearing liabilities of $32.2 billion increased $1.8 billion, or 5.9%, driven by an increase of $2.3 billion in average interest-bearing deposits, which supported the growth in earning assets. Our net interest margin FTE (non-GAAP) increased 17 basis points on a year-over-year basis to 3.25%. The yield on earning assets (non-GAAP) decreased 15 basis points to 5.36%, driven by a 24 basis point decline in yields on loans to 5.79%, reflecting reduced interest rate levels as the FOMC lowered the target Federal Funds interest rate by 125 basis points between August 2024 and September 30, 2025, offset by a 41 basis point increase in yields on investment securities to 3.58% partially due to the AFS securities sold in November 2024 as part of our balance sheet repositioning. Total cost of funds decreased 33 basis points to 2.23% with a 42 basis point decrease in interest-bearing deposit costs to 2.66% and a 51 basis point decrease in total borrowing costs, inclusive of the December 2024 offering of $500 million of 5.722% fixed-rate/floating rate senior notes and the August 2025 maturity of $350 million of 5.150% senior notes.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:
TABLE 5

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$7,767	$(757)	$7,010
Investment securities (2)	3,970	7,145	11,115
Loans held for sale	212	(461)	(249)
Loans and leases (2)	9,492	(13,949)	(4,457)
Total interest income (2)	21,441	(8,022)	13,419
Interest Expense (1)
Deposits:
Interest-bearing demand	21,073	(18,263)	2,810
Savings	(1,007)	(1,813)	(2,820)
Certificates and other time	2,213	(13,672)	(11,459)
Short-term borrowings	(8,939)	(3,231)	(12,170)
Long-term borrowings	2,680	(1,784)	896
Total interest expense	16,020	(38,763)	(22,743)
Net change (2)	$5,421	$30,741	$36,162
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
Interest income on an FTE basis (non-GAAP) of $599.1 million for the third quarter of 2025, increased $13.4 million, or 2.3%, from the same quarter of 2024, resulting from an increase in average earning assets of $2.2 billion. The increase in average earning assets was primarily driven by a $1.0 billion, or 3.0%, increase in average loans and leases and an increase of $735.1 million in average interest-bearing deposits with banks. Average consumer loans increased $994.7 million, or 7.9%, with a $1.1 billion increase in residential mortgage loans largely due to the continued successful execution in key markets by our mortgage banker team and our long-standing strategy of serving the purchase market. This growth was partially offset by a decrease in average indirect auto loans of $222.3 million reflecting the sale of $431 million that closed in September of 2024. Average commercial loan growth of $16.8 million, or 0.1%, reflected by increases of $4.5 million in commercial and industrial loans and $100.9 million in commercial leases, partially offset by a decrease of $100.9 million in commercial real estate loans. The increase in average commercial loans and leases was driven by growth in the North Carolina and Cleveland markets, offset by higher attrition levels driven by activity in the secondary market. The yield on average earning assets (non-GAAP) decreased 15 basis points to 5.36% for the third quarter of 2025, primarily due to a 24 basis point decrease in yields on loans to 5.79%, offset by a 41 basis point increase in yields on investment securities to 3.58%, benefiting from balance sheet restructuring activities in 2024.
Interest expense of $236.7 million for the third quarter of 2025 decreased $22.7 million from the same quarter of 2024, primarily due to lower overall cost of funds and lower average borrowings. The growth in average interest-bearing demand deposits of $2.1 billion, average time deposits of $261.3 million and average non-interest-bearing demand deposits of $38.2 million more than offset the decline in average savings deposits of $155.9 million as customers continued to migrate balances into higher-yielding products. The growth in average total deposits reflected organic growth in new and existing customer relationships. Average short-term borrowings decreased $663.2 million, or 28.3%, primarily reflecting a decrease in FHLB borrowings as a result of our organic deposit growth. Average long-term borrowings increased $196.7 million, or 8.5%, primarily reflecting the December 2024 issuance of $500 million in senior notes due in 2030, partially offset by the maturity of $350 million in senior notes in August 2025. The total cost of funds decreased 33 basis points to 2.23% with a 42 basis point decrease in interest-bearing deposit costs to 2.66%, and a decrease of 51 basis points in total borrowing costs.
Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 6

	Three Months Ended September 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Provision for credit losses on loans and leases	$24,889	$22,850	$2,039	8.9%
Provision for unfunded loan commitments	(859)	601	(1,460)	n/m
Total provision for credit losses on loans and leases	24,030	23,451	579	2.5
Provision for investment securities	(39)	(13)	(26)	n/m
Total provision for credit losses	$23,991	$23,438	$553	2.4%
Net loan charge-offs	$19,691	$21,450	$(1,759)	(8.2)%
Net loan charge-offs (annualized) / total average loans and leases	0.22%	0.25%
n/m - not meaningful
Provision for credit losses for the third quarter of 2025 reflected net charge-offs of $19.7 million, or 0.22% annualized of total average loans, compared to $21.5 million, or 0.25% annualized, in the third quarter of 2024, reflecting continued proactive management of the loan portfolio and the utilization of previously established reserves. For additional information relating to the allowance and provision for credit losses, refer to the “Allowance for Credit Losses on Loans and Leases” section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the three months ended September 30, 2025 and 2024 is presented in the following table:
TABLE 7

	Three Months Ended September 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Service charges	$23,191	$24,024	$(833)	(3.5)%
Interchange and card transaction fees	13,424	12,922	502	3.9
Trust services	11,647	11,120	527	4.7
Insurance commissions and fees	4,495	5,118	(623)	(12.2)
Securities commissions and fees	8,868	7,876	992	12.6
Capital markets income	7,875	6,194	1,681	27.1
Mortgage banking operations	9,183	5,540	3,643	65.8
Dividends on non-marketable equity securities	6,110	6,560	(450)	(6.9)
Bank owned life insurance	4,208	6,470	(2,262)	(35.0)
Net securities gains (losses)	—	(28)	28	n/m
Other	9,169	3,892	5,277	135.6
Total non-interest income	$98,170	$89,688	$8,482	9.5%
n/m - not meaningful
Total non-interest income increased by $8.5 million, or 9.5%, to a record of $98.2 million for the third quarter of 2025, compared to $89.7 million for the third quarter of 2024. The variances in the individual non-interest income items are explained in the following paragraphs.
Wealth management revenues increased $1.5 million, or 8.0%, as securities commissions and fees and trust services income increased 12.6% and 4.7%, respectively, through continued strong contributions across the geographic footprint and a $0.8 billion, or 5.5%, increase in the market value of assets under administration to $14.9 billion at September 30, 2025.
Capital markets income increased $1.7 million, or 27.1%, driven by record debt capital markets and international banking income, as well as contributions from customer swap activity, syndications, public finance and advisory services.
Mortgage banking operations income increased $3.6 million, or 65.8%, due to strong sold loan volumes, net positive fair value adjustments from pipeline hedging activity and an MSR impairment of $2.8 million in the third quarter of 2024. Mortgage sold production increased 21% from the year-ago quarter.

BOLI income decreased $2.3 million, or 35.0%, reflecting lower life insurance claims.
Other non-interest income increased $5.3 million, or 135.6%, primarily due to a $5.4 million recovery on an other asset previously written off as part of the 2017 Yadkin Financial Corporation acquisition.

Non-Interest Expense
The breakdown of non-interest expense for the three months ended September 30, 2025 and 2024 is presented in the following table:
TABLE 8

	Three Months Ended September 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$131,575	$126,066	$5,509	4.4%
Net occupancy	19,161	22,384	(3,223)	(14.4)
Equipment	25,662	23,469	2,193	9.3
Outside services	26,033	24,383	1,650	6.8
Marketing	5,517	6,023	(506)	(8.4)
FDIC insurance	6,351	10,064	(3,713)	(36.9)
Bank shares and franchise taxes	3,959	3,931	28	0.7
Other	25,277	33,111	(7,834)	(23.7)
Total non-interest expense	$243,535	$249,431	$(5,896)	(2.4)%
Total non-interest expense of $243.5 million for the third quarter of 2025 decreased $5.9 million, or 2.4%, from the same period of 2024. Non-interest expense increased $11.6 million, or 5.0%, when excluding significant items of $(2.3) million in the third quarter of 2025 and $15.3 million in the same quarter of 2024. The variances in the individual non-interest expense items are explained in the following paragraphs.
Salaries and employee benefits of $131.6 million increased $5.5 million, or 4.4%, primarily reflecting strategic hiring, continued investments in our risk management infrastructure and higher production-related compensation.
Net occupancy and equipment of $44.8 million decreased $1.0 million, or 2.2%, as the costs associated with technology-related investments and de novo branch expansion were more than offset by the software impairment charge of $3.7 million incurred during the third quarter of 2024.
FDIC insurance decreased $3.7 million, or 36.9%, largely due to the $2.3 million reduction in the FDIC special assessment related to the replenishment of the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023 based on loss information at that time provided by the FDIC.
Other non-interest expense decreased $7.8 million, or 23.7%, primarily due to the $11.6 million loss on indirect auto loan sale in the third quarter of 2024, partially offset in the third quarter of 2025 by the impact of Community Uplift, a mortgage down payment assistance program that also includes commitments from our previously announced settlement agreement with the DOJ.

The following table presents non-interest expense excluding significant items for the three months ended September 30, 2025 and 2024:
TABLE 9

	Three Months Ended September 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Total non-interest expense, as reported	$243,535	$249,431	$(5,896)	(2.4)%
Significant items:
FDIC special assessment	2,272	—	2,272
Software impairment	—	(3,690)	3,690
Loss related to indirect auto loan sale	—	(11,572)	11,572
Total non-interest expense, excluding significant items (1)	$245,807	$234,169	$11,638	5.0%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 10

	Three Months Ended September 30,
(dollars in thousands)	2025	2024
Income tax expense	$40,407	$30,045
Effective tax rate	21.3%	21.4%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher for the third quarter of 2025 primarily due to higher pre-tax income.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024
Net income available to common shareholders for the first nine months of 2025 was $396.7 million, or $1.09 per diluted common share, compared to $349.5 million, or $0.96 per diluted common share for the first nine months of 2024. On an operating basis (non-GAAP), net income available to common shareholders for the first nine months of 2025 was $394.9 million, or $1.09 per diluted common share, compared to $368.5 million or $1.02 per diluted common share for the first nine months of 2024.
Net interest income totaled $1.0 billion, an increase of $72.1 million, or 7.5%, compared to $958.2 million, reflecting growth in earning assets, partially offset by balance growth in higher yielding deposit products. The net interest margin (FTE) (non-GAAP) increased 5 basis points to 3.16%. Total cost of funds decreased 19 basis points to 2.27% with a 26 basis point decrease in interest-bearing deposit costs to 2.69% and a 34 basis point decrease in total borrowing costs. The yield on earning assets (non-GAAP) declined 14 basis points to 5.31%, driven by a 22 basis point decline in yields on loans to 5.75%, offset by a 35 basis point increase in yields on investment securities to 3.48%, benefiting from balance sheet restructuring activities in 2024. The provision for credit losses for the first nine months of 2025 totaled $67.1 million, compared to $57.5 million. Net charge-offs for the first nine months of 2025 totaled $54.0 million, or 0.21% annualized of total average loans, compared to $42.1 million, or 0.17% annualized. Non-interest income totaled $277.0 million, compared to $265.5 million, reflecting increased mortgage banking operations income, capital markets income, wealth management revenue and other non-interest income. Non-interest expense totaled $736.6 million, increasing $23.4 million, or 3.3%. On an operating basis (non-GAAP), non-interest expense increased $44.8 million, or 6.5%, compared to the first nine months of 2024 as the year-ago period included significant items impacting earnings of $19.1 million. ~~S~~alaries and benefits increased $20.4 million, or 5.4%, primarily reflecting strategic hiring, continued investments in our risk management infrastructure and higher production-related compensation. Additionally, net occupancy and equipment expense increased $5.6 million, or 4.2%, and outside services increased $7.2 million, or 10.2%, offset by an FDIC insurance expense decline of $8.9 million due to the special assessment expense of $5.2 million in 2024, combined with the $2.3 million reduction to the special assessment in the third quarter of 2025.

Financial highlights are summarized below:
TABLE 11

	Nine Months Ended September 30,		$	%
(dollars in thousands, except per share data)	2025	2024	Change	Change
Net interest income	$1,030,313	$958,227	$72,086	7.5%
Provision for credit losses	67,081	57,517	9,564	16.6
Non-interest income	276,951	265,472	11,479	4.3
Non-interest expense	736,571	713,139	23,432	3.3
Income taxes	106,918	97,572	9,346	9.6
Net income	396,694	355,471	41,223	11.6
Less: Preferred stock dividends	—	6,005	(6,005)	(100.0)
Net income available to common shareholders	$396,694	$349,466	$47,228	13.5%
Earnings per common share – Basic	$1.10	$0.97	$0.13	13.4%
Earnings per common share – Diluted	1.09	0.96	0.13	13.5
Cash dividends per common share	0.36	0.36	—	—
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 12

	Nine Months Ended September 30,
	2025	2024
Return on average equity	8.19%	7.81%
Return on average tangible common equity (1)	13.74	13.63
Return on average assets	1.08	1.02
Return on average tangible assets (1)	1.17	1.11
Equity to assets	13.30	13.02
Average equity to average assets	13.21	13.07
Tangible common equity to tangible assets (1)	8.69	8.17
CET1 capital ratio	11.07	10.44
Dividend payout ratio	33.02	37.51
Book value per common share	$18.52	$17.38
Tangible book value per common share (1)	11.48	10.33
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 13

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,734,300	$53,147	4.10%	$915,076	$28,661	4.18%
Taxable investment securities (1)	6,546,054	171,096	3.48	6,151,500	141,706	3.07
Tax-exempt investment securities (1)(2)	1,006,126	26,243	3.48	1,032,573	26,698	3.45
Loans held for sale	247,438	13,519	7.29	216,403	12,534	7.73
Loans and leases (2) (3)	34,458,648	1,483,204	5.75	33,148,858	1,482,613	5.97
Total interest-earning assets (2)	43,992,566	1,747,209	5.31	41,464,410	1,692,212	5.45
Cash and due from banks	401,509			404,234
Allowance for credit losses	(435,677)			(417,393)
Premises and equipment	551,738			485,378
Other assets	4,529,221			4,588,437
Total assets	$49,039,357			$46,525,066
Liabilities
Deposits:
Interest-bearing demand	$17,086,648	329,018	2.57	$14,812,493	301,716	2.72
Savings	3,134,324	22,580	0.96	3,351,144	30,541	1.22
Certificates and other time	7,321,336	202,987	3.71	6,728,312	217,137	4.31
Total interest-bearing deposits	27,542,308	554,585	2.69	24,891,949	549,394	2.95
Short-term borrowings	1,645,644	51,999	4.21	2,461,925	90,472	4.90
Long-term borrowings	2,692,580	101,153	5.02	2,179,733	85,364	5.23
Total interest-bearing liabilities	31,880,532	707,737	2.97	29,533,607	725,230	3.28
Non-interest-bearing demand deposits	9,789,501			9,908,989
Total deposits and borrowings	41,670,033		2.27	39,442,596		2.46
Other liabilities	892,612			999,327
Total liabilities	42,562,645			40,441,923
Shareholders’ equity	6,476,712			6,083,143
Total liabilities and shareholders’ equity	$49,039,357			$46,525,066
Net interest-earning assets	$12,112,034			$11,930,803
Net interest income (FTE) (2)		1,039,472			966,982
Tax-equivalent adjustment		(9,159)			(8,755)
Net interest income		$1,030,313			$958,227
Net interest spread			2.34%			2.17%
Net interest margin (2)			3.16%			3.11%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $1.0 billion, increasing $72.5 million, or 7.5%, reflecting growth in earning assets, partially offset by balance growth in higher yielding deposit products. Average earning assets grew $2.5 billion, or 6.1%, primarily driven by loan growth. Additionally, we reinvested the proceeds of the AFS securities sold in November 2024 as part of our balance sheet repositioning with an average yield of 1.41% into securities yielding 4.78% with a similar duration and convexity profile. Average interest-bearing demand deposits increased $2.3 billion, or 15.4%, with customers migrating into higher-yielding deposit products. Total average borrowings decreased $303.4 million primarily due to a decrease in FHLB borrowings, partially offset by an increase in senior debt. The net interest margin (FTE) (non-GAAP) increased 5 basis points to 3.16%.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:
TABLE 14

(in thousands)	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$25,091	$(605)	$24,486
Investment securities (2)	10,164	18,771	28,935
Loans held for sale	1,849	(864)	985
Loans and leases (2)	17,057	(16,466)	591
Total interest income (2)	54,161	836	54,997
Interest Expense (1)
Deposits:
Interest-bearing demand	60,345	(33,043)	27,302
Savings	(2,951)	(5,010)	(7,961)
Certificates and other time	16,027	(30,177)	(14,150)
Short-term borrowings	(30,903)	(7,570)	(38,473)
Long-term borrowings	18,965	(3,176)	15,789
Total interest expense	61,483	(78,976)	(17,493)
Net change (2)	$(7,322)	$79,812	$72,490
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
Interest income on an FTE basis (non-GAAP) of $1.7 billion, increased $55.0 million, or 3.3%, resulting from growth in average earning assets of $2.5 billion. The increase in earning assets was primarily driven by a $1.3 billion, or 4.0%, increase in average loans and leases and an increase of $819.2 million in average interest-bearing deposits with banks. Average consumer loans increased $944.2 million, or 7.7%, with a $1.2 billion increase in residential mortgages largely due to the continued successful execution in key markets and our long-standing strategy of serving the purchase market. Average indirect installment loans decreased $329.2 million, or 29.9%, reflecting the $431 million sale that closed in the third quarter of 2024, partially offset by new organic growth in the portfolio. Average commercial loan growth of $365.6 million, or 1.8%, included increases of $153.5 million in commercial real estate, $108.5 million in commercial leases and $89.5 million in commercial and industrial loans. The increase in average commercial loans and leases was driven by activity across the footprint, including the Charlotte and eastern North Carolina markets with strong contributions from our commercial leasing team. The increase in commercial real estate included fundings on previously originated construction projects. The yield on average earning assets (non-GAAP) decreased 14 basis points to 5.31%, driven by a 22 basis point decline in yields on loans to 5.75%, partially offset by a 35 basis point increase in yields on investment securities to 3.48%.

Interest expense of $707.7 million decreased $17.5 million primarily due to a 19 basis point reduction in the cost of funds, partially offset by the growth in average interest-bearing deposits. Average total deposits increased $2.5 billion, or 7.3%, reflecting robust organic growth in new and existing customer relationships. The growth in average interest-bearing demand deposits of $2.3 billion and average time deposits of $593.0 million more than offset the decline in average savings deposits of $216.8 million and average non-interest-bearing demand deposits of $119.5 million as customers migrated balances into higher-yielding products. The funding mix has slightly shifted with non-interest-bearing demand deposits comprising 26% of total deposits at September 30, 2025, compared to 27% at September 30, 2024. Average short-term borrowings decreased $816.3 million, or 33.2%, primarily reflecting a decrease in FHLB borrowings as a result of our organic deposit growth. Average long-term borrowings increased $512.8 million, or 23.5%, primarily reflecting the December 2024 issuance of $500 million in senior notes, partially offset by the maturity of $350 million in senior notes in August 2025. The decrease in total cost of funds is comprised of a 34 basis point decrease in total borrowing costs and a 26 basis point decrease in interest-bearing deposit costs to 2.69%.
Provision for Credit Losses
The following table presents information regarding the provision for credit loss expense and net charge-offs:
TABLE 15

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Provision for credit losses on loans and leases	$68,467	$56,672	$11,795	20.8%
Provision for unfunded loan commitments	(1,291)	869	(2,160)	(248.6)
Total provision for credit losses on loans and leases	67,176	57,541	9,635	16.7
Provision for investment securities	(95)	(24)	(71)	295.8
Total provision for credit losses	$67,081	$57,517	$9,564	16.6%
Net loan charge-offs	$54,013	$42,076	$11,937	28.4%
Net loan charge-offs (annualized) / total average loans and leases	0.21%	0.17%
The provision for credit losses on loans and leases was $67.2 million, compared to $57.5 million for the first nine months of 2024. The provision for credit losses for the first nine months of 2025 was primarily due to loan growth and net charge-off activity. The first nine months of 2025 included net charge-offs of $54.0 million, or 0.21% annualized of total average loans, compared to $42.1 million, or 0.17% annualized, in the first nine months of 2024, reflecting continued proactive management of the loan portfolio. The ACL on loans and leases was $437.3 million, an increase of $17.1 million, reflecting overall loan growth and a stable ratio of the ACL to total loans and leases at 1.25%.

Non-Interest Income
The breakdown of non-interest income for the nine months ended September 30, 2025 and 2024 is presented in the following table:
TABLE 16

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Service charges	$68,476	$67,925	$551	0.8%
Interchange and card transaction fees	39,048	38,627	421	1.1
Trust services	35,638	34,019	1,619	4.8
Insurance commissions and fees	15,396	17,843	(2,447)	(13.7)
Securities commissions and fees	26,570	24,011	2,559	10.7
Capital markets income	20,095	17,668	2,427	13.7
Mortgage banking operations	22,482	20,410	2,072	10.2
Dividends on non-marketable equity securities	17,838	19,648	(1,810)	(9.2)
Bank owned life insurance	13,396	13,232	164	1.2
Net securities gains (losses)	58	(31)	89	n/m
Other	17,954	12,120	5,834	48.1
Total non-interest income	$276,951	$265,472	$11,479	4.3%
n/m - not meaningful
Total non-interest income increased $11.5 million, or 4.3%. The variances in significant individual non-interest income items are explained in the following paragraphs.
Wealth management revenues increased $4.2 million, or 7.2%, to a record $62.2 million as securities commissions and fees and trust services income increased 10.7% and 4.8%, respectively, through continued strong contributions across the geographic footprint. Additionally, the market value of assets under administration increased $0.8 billion, or 5.5%, to $14.9 billion at September 30, 2025.
Insurance commissions and fees decreased $2.4 million, or 13.7%, primarily due to lower contingent fees during the first nine months of 2025.
Capital markets income increased $2.4 million, or 13.7%, driven by debt capital markets and international banking income, as well as contributions from customer swap activity, syndications, public finance and advisory services.
Mortgage banking operations income increased $2.1 million, or 10.2%, from higher sold loan volumes, net hedging impacts and an MSR impairment of $2.6 million in the first nine months of 2024. During the first nine months of 2025, we sold $1.1 billion of residential mortgage loans, a 14.6% increase compared to $1.0 billion for the same period of 2024.
Dividends on non-marketable equity securities decreased $1.8 million, or 9.2%, reflecting lower FHLB dividends resulting from a lower average balance of FHLB stock, related to decreased FHLB borrowings.
Other non-interest income increased $5.8 million, or 48.1%, primarily due to a $5.4 million recovery on an other asset previously written off as part of the 2017 Yadkin Financial Corporation acquisition.

Non-Interest Expense
The breakdown of non-interest expense for the nine months ended September 30, 2025 and 2024 is presented in the following table:
TABLE 17

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Salaries and employee benefits	$396,552	$376,109	$20,443	5.4%
Net occupancy	58,218	60,611	(2,393)	(3.9)
Equipment	79,535	71,576	7,959	11.1
Outside services	77,691	70,513	7,178	10.2
Marketing	15,107	15,460	(353)	(2.3)
FDIC insurance	23,756	32,680	(8,924)	(27.3)
Bank shares and franchise taxes	12,055	11,987	68	0.6
Other	73,657	74,203	(546)	(0.7)
Total non-interest expense	$736,571	$713,139	$23,432	3.3%
Total non-interest expense of $736.6 million for the first nine months of 2025 increased $23.4 million, a 3.3% increase from the same period of 2024. On an operating basis, non-interest expense (non-GAAP) increased $44.8 million, or 6.5%, when adjusting for significant items of $(2.3) million and $19.1 million in the first nine months of 2025 and 2024, respectively. See Table 18 in this section for a list of the significant items impacting earnings. The variances in the individual non-interest expense items are further explained in the following paragraphs.
Salaries and employee benefits increased $20.4 million, or 5.4%, primarily reflecting strategic hiring associated with our efforts to grow market share and continued investments in our risk management infrastructure, as well as higher production-related compensation and normal annual merit increases.
Net occupancy and equipment expense of $137.8 million increased $5.6 million, or 4.2%, largely from technology-related investments and increased occupancy costs including de novo branch expansion.
Outside services increased $7.2 million, or 10.2%, with higher volume-related technology and third-party costs associated with ongoing investments in our ERM Framework and digital banking platform.
FDIC insurance decreased $8.9 million, or 27.3%, primarily due to the special assessment expense of $5.2 million in 2024 to further replenish the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023 based on loss information at that time provided by the FDIC, combined with the $2.3 million reduction to the FDIC special assessment in the third quarter of 2025.
Other non-interest expense was $73.7 million and $74.2 million for the first nine months of 2025 and 2024, respectively. The decrease was primarily due to a $9.0 million loss on the indirect auto loan sales for the first nine months of 2024, partially offset by the impact of Community Uplift, a mortgage down payment assistance program that was enhanced and expanded in conjunction with our previously announced settlement agreement with the DOJ.

The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 18

	Nine Months Ended September 30,		$	%
(dollars in thousands)	2025	2024	Change	Change
Total non-interest expense, as reported	$736,571	$713,139	$23,432	3.3%
Significant items:
Branch consolidation costs	—	(1,194)	1,194
FDIC special assessment	2,272	(5,212)	7,484
Software impairment	—	(3,690)	3,690
Loss related to indirect auto loan sales	—	(8,969)	8,969
Total non-interest expense, excluding significant items (1)	$738,843	$694,074	$44,769	6.5%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 19

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024
Income tax expense	$106,918	$97,572
Effective tax rate	21.2%	21.5%
Statutory federal tax rate	21.0	21.0
Income tax expense was higher for the nine months ended September 30, 2025, primarily due to higher pre-tax income, partially offset by increased net LIHTC. The effective tax rate, however, decreased slightly as a result of an increase in net tax credits.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 20

(dollars in millions)	September 30, 2025	December 31, 2024	$ Change	% Change
Assets
Cash and cash equivalents	$2,413	$2,419	$(6)	(0.2)%
Investment securities	7,669	7,445	224	3.0
Loans held for sale	278	218	60	27.5
Loans and leases, net	34,520	33,516	1,004	3.0
Goodwill and other intangibles	2,520	2,529	(9)	(0.4)
Other assets	2,489	2,498	(9)	(0.4)
Total Assets	$49,889	$48,625	$1,264	2.6%
Liabilities and Shareholders’ Equity
Deposits	$38,441	$37,107	$1,334	3.6%
Borrowings	4,004	4,268	(264)	(6.2)
Other liabilities	808	948	(140)	(14.8)
Total Liabilities	43,253	42,323	930	2.2
Shareholders’ Equity	6,636	6,302	334	5.3
Total Liabilities and Shareholders’ Equity	$49,889	$48,625	$1,264	2.6%
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
Following is a summary of loans and leases:
TABLE 21

(dollars in millions)	September 30, 2025	December 31, 2024	$ Change	% Change
Commercial real estate	$12,568	$12,705	$(137)	(1.1)%
Commercial and industrial	7,590	7,550	40	0.5
Commercial leases	829	765	64	8.4
Other	153	144	9	6.3
Total commercial loans and leases	21,140	21,164	(24)	(0.1)
Direct installment	2,678	2,676	2	0.1
Residential mortgages	8,888	7,986	902	11.3
Indirect installment	767	739	28	3.8
Consumer lines of credit	1,484	1,374	110	8.0
Total consumer loans	13,817	12,775	1,042	8.2
Total loans and leases	$34,957	$33,939	$1,018	3.0%
Our commercial real estate portfolio included $8.8 billion of non-owner-occupied loans of which 17.9% represented office loans. Our top 25 non-owner-occupied commercial real estate loans averaged approximately $23 million per exposure with the office component primarily made up of mid-sized offices located outside of central business districts with 42% of the office portfolio averaging less than $5 million per exposure. For consumer lending, residential mortgages increased $0.9 billion, compared to December 31, 2024, largely due to the continued successful execution in key markets and long-standing strategy of serving the purchase market.
Non-Performing Assets
Following is a summary of non-performing assets:
TABLE 22

(dollars in millions)	September 30, 2025	December 31, 2024	$ Change	% Change
Commercial real estate	$59	$88	$(29)	(33.0)%
Commercial and industrial	44	51	(7)	(13.7)
Commercial leases	3	3	—	—
Other	2	2	—	—
Total commercial loans and leases	108	144	(36)	(25.0)
Direct installment	3	2	1	50.0
Residential mortgages	9	7	2	28.6
Indirect installment	1	2	(1)	(50.0)
Consumer lines of credit	4	4	—	—
Total consumer loans	17	15	2	13.3
Total non-performing loans and leases	125	159	(34)	(21.4)
Other real estate owned	3	3	—	—
Total non-performing assets	$128	$162	$(34)	(21.0)%
Non-performing assets decreased $34.5 million, from $162.4 million at December 31, 2024 to $127.9 million at September 30, 2025, due to proactive credit risk management of the portfolio with levels remaining at or near historically low levels.
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
At September 30, 2025 and December 31, 2024, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at September 30, 2025, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 3.4% over our R&S forecast period, (ii) a CRE Price Index, which decreases 4.0% over our R&S forecast period, (iii) S&P Volatility, which increases 91.1% in 2025 and decreases 19.8% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. While we have not changed our ACL modeling methodology, we continually assess our key macroeconomic variables and their correlation to our historical and expected portfolio performance. During the quarter ended September 30, 2025, we changed certain macroeconomic variables used for ACL modeling purposes as we believe the new variables better correlate to our historical performance over the economic cycles. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2024 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period.
Following is a summary of certain data related to the ACL and loans and leases:
TABLE 23

	Net Loan Charge-Offs		Net Loan Charge-Offs to Average Loans		ACL at
	Nine Months Ended September 30,		Nine Months Ended September 30,		September 30,
(dollars in millions)	2025	2024	2025	2024	2025
Commercial real estate	$18.8	$22.0	0.07%	0.09%	$178.1
Commercial and industrial	25.6	9.7	0.10	0.04	95.0
Commercial leases	0.2	0.2	—	—	23.3
Other commercial	2.9	2.0	0.01	0.01	4.6
Direct installment	0.3	0.2	—	—	26.0
Residential mortgages	2.0	0.1	0.01	—	94.2
Indirect installment	3.7	7.5	0.02	0.03	9.1
Consumer lines of credit	0.5	0.4	—	—	7.0
Total net loan charge-offs on loans and leases, net loan charge-offs (annualized)/average loans	$54.0	$42.1	0.21%	0.17%	$437.3
Allowance for credit losses/total loans and leases			1.25%	1.25%
Allowance for credit losses/non-performing loans			349.93%	326.65%
The ACL on loans and leases of $437.3 million at September 30, 2025 increased $14.5 million, or 3.4%, from December 31, 2024. Our ending ACL coverage ratio was stable at 1.25% at both September 30, 2025 and December 31, 2024. The ACL as a percentage of non-performing loans for the total portfolio increased to 350% as of September 30, 2025, compared to 265% as of December 31, 2024.
Total provision for credit losses for the nine months ended September 30, 2025 was $67.1 million, compared to $57.5 million for the same period in 2024. Net charge-offs were $54.0 million for the nine months ended September 30, 2025, compared to $42.1 million for the first nine months of 2024.
We continue to closely review our loan portfolio for tariff impacts as tariffs continue to evolve and remain uncertain. Our actions include granular monitoring of credit line utilization and industry concentrations, by portfolio and country. For example, during the first quarter of 2025, we highlighted that we estimated that less than 5% of the exposures would have high direct impacts from tariffs and concluded that FNB remained well positioned at this point in time, with manageable exposure to the most heavily tariff-impacted businesses and consumer portfolios. We continue to diligently monitor our loan portfolio and engage in active dialogue with our customers. A wider credit quality impact could result from a slowing or a recessionary macroeconomic environment, which we monitor via our ongoing quarterly stress testing process.

Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base is comprised of business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 24

(dollars in millions)	September 30, 2025	December 31, 2024	$ Change	% Change
Non-interest-bearing demand	$9,969	$9,761	$208	2.1%
Interest-bearing demand	17,803	16,668	1,135	6.8
Savings	3,114	3,178	(64)	(2.0)
Certificates and other time deposits	7,555	7,500	55	0.7
Total deposits	$38,441	$37,107	$1,334	3.6%
Total deposits increased $1.3 billion, or 3.6%, from December 31, 2024, due to growth in new and existing customer relationships. We ended the quarter with approximately 77% of all deposits insured by the FDIC or collateralized.
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
Pursuant to and in compliance with applicable SEC laws, rules and regulations, we may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities, depositary shares, warrants, stock purchase contracts or units. On December 11, 2024, we completed a registered debt offering in which we issued $500 million aggregate principal amount of 5.722% fixed rate / floating rate senior notes due in 2030. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $496.7 million. These proceeds were used for general corporate purposes, which included investments at the holding company level, capital to support the growth of FNBPA and refinancing of outstanding indebtedness. On August 25, 2025, $350 million in senior debt that was issued in August 2022 matured.
Since inception of our $300 million stock purchase program, we repurchased 16.6 million shares at a weighted average share price of $11.81 for $196.3 million, with $103.7 million remaining for repurchase under this program. During the third quarter of 2025, we repurchased 0.8 million shares at a weighted average share price of $15.50 for $12.0 million. Any repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 requires a 1% excise tax on stock repurchases.
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
At September 30, 2025, the capital levels of both FNB and FNBPA exceeded all regulatory capital requirements and their regulatory capital ratios were above the minimum levels required to be considered “well-capitalized” for regulatory purposes.
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

Following are the capital amounts and related ratios for FNB and FNBPA:
TABLE 25

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025
F.N.B. Corporation
Total capital	$4,860	12.79%	$3,799	10.00%	$3,989	10.50%
Tier 1 capital	4,204	11.07	2,279	6.00	3,229	8.50
CET1	4,204	11.07	n/a	n/a	2,659	7.00
Leverage	4,204	8.92	n/a	n/a	1,886	4.00
Risk-weighted assets	37,988
FNBPA
Total capital	$5,057	13.40%	$3,773	10.00%	$3,961	10.50%
Tier 1 capital	4,229	11.21	3,018	8.00	3,207	8.50
CET1	4,149	11.00	2,452	6.50	2,641	7.00
Leverage	4,229	9.02	2,344	5.00	1,875	4.00
Risk-weighted assets	37,728
As of December 31, 2024
F.N.B. Corporation
Total capital	$4,635	12.35%	$3,755	10.00%	$3,942	10.50%
Tier 1 capital	3,971	10.58	2,253	6.00	3,191	8.50
CET1	3,971	10.58	n/a	n/a	2,628	7.00
Leverage	3,971	8.75	n/a	n/a	1,816	4.00
Risk-weighted assets	37,546
FNBPA
Total capital	$4,794	12.86%	$3,728	10.00%	$3,914	10.50%
Tier 1 capital	3,962	10.63	2,982	8.00	3,169	8.50
CET1	3,882	10.41	2,423	6.50	2,610	7.00
Leverage	3,962	8.78	2,257	5.00	1,806	4.00
Risk-weighted assets	37,280
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. During the fourth quarter of 2024, we successfully completed an offering of fixed to floating rate senior notes maturing in December 2030 for $496.7 million in net proceeds. The issuance was met with strong investor interest and was priced with a coupon of 5.722%, a spread of 165 basis points above the yield of a comparable term Treasury Note. During the third quarter of 2025, $350.0 million in senior debt that was issued in August 2022 matured. During the second quarter of 2025, we redeemed $25.0 million in other subordinated debt assumed from our previous acquisition of UB Bancorp that was set to reprice at a higher interest rate. We have historically been opportunistic when accessing the capital markets, and we expect to continue with that strategy. The parent company's cash position at September 30, 2025 was $403.5 million, decreasing $399.9 million since December 31, 2024, primarily due to the maturities and redemptions discussed above, as well as the repurchase of $32.1 million, or 2.2 million shares of FNB stock at an average cost of $14.30.

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
TABLE 26

	September 30, 2025	December 31, 2024	Internal Limit
Liquidity coverage ratio	2.0 times	1.5 times	> 1 time
Months of cash on hand	14.5 months	13.7 months	> 12 months
Parent company cash on hand (millions)	$403.5	$803.4	n/a
As previously mentioned, our parent company cash on hand decreased from December 31, 2024, primarily due to the maturity of senior debt during the third quarter of 2025. The LCR at September 30, 2025 includes the scheduled maturity of $100 million of subordinated debt that matured in October 2025, which is considered a cash outflow for the ratio calculations. The MCH increased from December 31, 2024, primarily due to the debt maturities and redemptions relative to the cash balance on hand. Management has concluded that our cash levels remain appropriate given the current market environment.
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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based deposit accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. These strategies resulted in total deposit growth of $1.3 billion, or 3.6%, compared to December 31, 2024, with interest-bearing demand deposits, non-interest-bearing demand deposits and time deposits increasing $1.1 billion, $207.6 million and $55.3 million, respectively. Savings account balances declined $63.2 million compared to December 31, 2024. The mix of non-interest-bearing demand deposits to total deposits remained stable with the prior quarter at 26%. Our loan to deposit ratio stood at 91% at both September 30, 2025 and December 31, 2024.
At September 30, 2025, approximately 77% of our deposits were insured by the FDIC or collateralized, consistent with December 31, 2024 levels. Our cash balances held at the FRB were $2.0 billion at both September 30, 2025 and December 31, 2024. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth, other balance sheet activity and the current market environment.

The following table presents certain information relating to FNBPA’s credit availability and salable unpledged investment securities:
TABLE 27

(dollars in millions)	September 30, 2025	December 31, 2024
Unused wholesale credit availability	$16,949	$16,056
Unused wholesale credit availability as a % of FNBPA assets	34.2%	33.2%
Salable unpledged government and agency securities	$1,174	$927
Salable unpledged government and agency securities as a % of FNBPA assets	2.4%	1.9%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	6.3%	6.0%
Uninsured Deposit Coverage Ratio	137.1%	124.1%
Our bank-level liquidity position remains strong. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we successfully manage our liquidity. A portion of our available borrowing capacity includes capacity at the FRB's Discount Window. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has excess cash and salable unpledged government and agency securities that could be utilized to meet funding needs. At September 30, 2025, FNBPA has $3.1 billion of cash and salable unpledged government and agency securities representing 6.3% of total assets, an improvement from $2.9 billion and 6.0% at December 31, 2024. This compares to a policy minimum of 3.0%. The Uninsured Deposit Coverage Ratio is designed to determine the amount of funding sources available to cover uninsured deposit outflows. This ratio has improved from December 31, 2024 due to various actions undertaken by management, including expanding borrowing capacity at the FHLB and FRB.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of September 30, 2025 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.
TABLE 28

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,281	$1,717	$1,943	$3,704	$8,645
Investments	2,030	205	303	628	3,166
	3,311	1,922	2,246	4,332	11,811
Liabilities
Non-maturity deposits	335	669	1,004	2,008	4,016
Time deposits	1,336	1,830	2,335	1,641	7,142
Borrowings	1,372	364	20	435	2,191
	3,043	2,863	3,359	4,084	13,349
Period Gap (Assets - Liabilities)	$268	$(941)	$(1,113)	$248	$(1,538)
Cumulative Gap	$268	$(673)	$(1,786)	$(1,538)
Cumulative Gap to Total Assets	0.5%	(1.3)%	(3.6)%	(3.1)%
The twelve-month cumulative gap to total assets ratio was (3.1)% as of September 30, 2025, compared to (5.0)% as of December 31, 2024. The improvement in the twelve-month cumulative gap to total assets was primarily related to management's shorter-term time deposit offerings, which reduced our asset sensitivity. In addition, the ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs for the next twelve months and thereafter for the foreseeable future.
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

The following repricing gap analysis as of September 30, 2025 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,820	$1,089	$909	$1,760	$19,578
Investments	2,068	209	340	623	3,240
	17,888	1,298	1,249	2,383	22,818
Liabilities
Non-maturity deposits	10,831	—	—	—	10,831
Time deposits	1,423	1,828	2,333	1,637	7,221
Borrowings	1,261	778	11	418	2,468
	13,515	2,606	2,344	2,055	20,520
Off-balance sheet	(1,650)	—	—	400	(1,250)
Period Gap (Assets – Liabilities + Off-balance sheet)	$2,723	$(1,308)	$(1,095)	$728	$1,048
Cumulative Gap	$2,723	$1,415	$320	$1,048
Cumulative Gap to Earning Assets	6.1%	3.2%	0.7%	2.3%
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures. Repricing gap analysis, while useful, has some limitations in measuring interest rate risk. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months, thereby creating our current asset sensitive position. As a result of management's strategies to reduce its asset sensitive position, the twelve-month cumulative repricing gap to total assets was 2.3% as of September 30, 2025, down from 4.5% at December 31, 2024. Specific pricing actions included an emphasis on originating shorter-term time deposits so more interest-bearing liabilities will mature in less than 12 months, hence reducing the repricing gap differential.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and Rate Shocks and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of September 30, 2025. The calculated results do not reflect management's potential actions.

TABLE 30

	September 30, 2025	December 31, 2024	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	1.5%	3.0%	(10.0)%
+ 100 basis points	0.8	1.5	(10.0)
- 100 basis points	(0.9)	(1.5)	(10.0)
- 200 basis points	(1.8)	(3.1)	(10.0)
Net interest income change over 12 months (Rate Shocks):
+ 200 basis points	2.3	3.9	(10.0)
+ 100 basis points	1.3	2.0	(10.0)
- 100 basis points	(1.5)	(2.2)	(10.0)
- 200 basis points	(3.4)	(4.6)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	5.3	4.5	(25.0)
+ 200 basis points	4.0	3.3	(15.0)
+ 100 basis points	2.6	1.9	(10.0)
- 100 basis points	(3.8)	(3.2)	(10.0)
- 200 basis points	(9.3)	(6.9)	(15.0)
There are multiple factors that influence our interest rate risk position and impact net interest income, including external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is slightly asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 62.9% of total net loans and leases at both September 30, 2025 and December 31, 2024. Forty-six percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to manage to a more neutral position given the current market expectations for lower short-term interest rates. During the first nine months of 2025, management adjusted the IRR position by purchasing investment securities with an average duration of 4.1 years, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, strategically meeting our customers' preferences for deposit products with shorter-term time deposits and maintaining borrowings with variable rates and varying maturities. As a result, the net interest income change over 12 months shown above in both the up and down rate ramp scenarios is, as intended, closer to neutral when compared to December 31, 2024.
We also utilize derivatives to manage the IRR position. These positions are used to protect the fair value of assets and liabilities by converting the contractual interest rate on a specified amount (i.e., notional amounts) to another interest rate index or to hedge the variability in cash flows attributable to the contractually specified interest rate by converting the variable rate index into a fixed rate. The volume, maturity and mix of derivative positions change periodically as we adjust our broader interest rate risk management objectives, and the balance sheet positions to be hedged. During the fourth quarter of 2024, we executed $1.0 billion notional balance receive-fixed interest rate swaps designated as cash flow hedges for variable rate commercial loans at an average rate of 3.9% and average maturity of 42.3 months. During the second quarter of 2025, we executed $250 million (notional) at a rate of 3.7% and a maturity of 20 months. At September 30, 2025, we have a total of $1.70 billion (notional) of these cash flow hedges at an average rate of 3.4% and average maturity of 23.4 months with $250 million (notional) of this total maturing on October 1, 2025 at a rate of 0.69%. Additionally, we have a $200.0 million (notional) interest rate collar on variable rate commercial loans with strike rates between 2.8525% and 5.50% that matures in April 2026. These actions lowered our asset sensitivity.
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At

September 30, 2025, the commercial customer-related interest rate swaps totaled $6.0 billion (notional), up from $5.9 billion (notional) at December 31, 2024. For additional information regarding interest rate swaps, see Note 10, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
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

The following table presents the credit ratings for FNB and FNBPA as of September 30, 2025:
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
n/a - not applicable
RISK MANAGEMENT
As a financial institution, we take on a certain amount of risk in every business decision, transaction and activity. Accordingly, we have designed an ERM Framework and risk management practices to identify, assess, monitor and report the material risks known throughout the organization in pursuit of our business strategies. Our Board of Directors and senior management have identified six major categories of risk: credit risk, market risk, liquidity risk, operational risk, compliance risk and strategic risk. Reputation risk is considered across all six major risk categories as a consequential risk. In its oversight role of our risk management function, the Board of Directors focuses on the strategies, analyses and conclusions of management relating to identifying, understanding and managing risks to optimize total shareholder value, while balancing prudent business and safety and soundness considerations to safeguard our reputation.
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
•understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations, and the material risks that FNB faces;
•oversee and assess how senior management evaluates material risk; and
•assess appropriately the quality of our enterprise-wide risk management processes.

RECONCILIATIONS OF NON-GAAP FINANCIAL MEASURES AND KEY PERFORMANCE INDICATORS TO GAAP
Reconciliations of non-GAAP operating measures and key performance indicators discussed in this Report to the most directly comparable GAAP financial measures are included in the following tables.
TABLE 32
Operating net income available to common shareholders

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income available to common shareholders	$149,509	$110,103	$396,694	$349,466
Preferred dividend at redemption	—	—	—	3,995
Branch consolidation costs	—	—	—	1,194
Tax benefit of branch consolidation costs	—	—	—	(251)
FDIC special assessment	(2,272)	—	(2,272)	5,212
Tax expense (benefit) of FDIC special assessment	477	—	477	(1,095)
Software impairment	—	3,690	—	3,690
Tax benefit of software impairment	—	(775)	—	(775)
Loss related to indirect auto loan sales	—	11,572	—	8,969
Tax benefit of loss related to indirect auto loan sales	—	(2,430)	—	(1,883)
Operating net income available to common shareholders (non-GAAP)	$147,714	$122,160	$394,899	$368,522
The table above shows how operating net income available to common shareholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges, such as preferred dividend at redemption, FDIC special assessment, software impairment, loss related to indirect auto loan sales and branch consolidation costs are not organic costs to run our operations and facilities. These costs are specific to each individual transaction, and may vary significantly based on the size and complexity of the transaction.
TABLE 33
Operating earnings per diluted common share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per diluted common share	$0.41	$0.30	$1.09	$0.96
Preferred dividend at redemption	—	—	—	0.01
Branch consolidation costs	—	—	—	—
Tax benefit of branch consolidation costs	—	—	—	—
FDIC special assessment	(0.01)	—	(0.01)	0.01
Tax expense (benefit) of FDIC special assessment	—	—	—	—
Software impairment	—	0.01	—	0.01
Tax benefit of software impairment	—	—	—	—
Loss related to indirect auto loan sales	—	0.03	—	0.02
Tax benefit of loss related to indirect auto loan sales	—	(0.01)	—	(0.01)
Operating earnings per diluted common share (non-GAAP)	$0.41	$0.34	$1.09	$1.02

TABLE 34
Return on average tangible common equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income available to common shareholders (annualized)	$593,162	$438,019	$530,379	$466,806
Amortization of intangibles, net of tax (annualized)	12,507	13,753	12,578	13,926
Tangible net income available to common shareholders (annualized) (non-GAAP)	$605,669	$451,772	$542,957	$480,732
Average total shareholders’ equity	$6,576,625	$6,170,654	$6,476,712	$6,083,143
Less: Average preferred shareholders' equity	—	—	—	(17,554)
Less: Average intangible assets (1)	(2,522,022)	(2,535,769)	(2,524,978)	(2,539,822)
Average tangible common equity (non-GAAP)	$4,054,603	$3,634,885	$3,951,734	$3,525,767
Return on average tangible common equity (non-GAAP)	14.94%	12.43%	13.74%	13.63%
(1) Excludes loan servicing rights.

TABLE 35
Return on average tangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income (annualized)	$593,162	$438,019	$530,379	$474,826
Amortization of intangibles, net of tax (annualized)	12,507	13,753	12,578	13,926
Tangible net income (annualized) (non-GAAP)	$605,669	$451,772	$542,957	$488,752
Average total assets	$49,518,845	$47,416,038	$49,039,357	$46,525,066
Less: Average intangible assets (1)	(2,522,022)	(2,535,769)	(2,524,978)	(2,539,822)
Average tangible assets (non-GAAP)	$46,996,823	$44,880,269	$46,514,379	$43,985,244
Return on average tangible assets (non-GAAP)	1.29%	1.01%	1.17%	1.11%
(1) Excludes loan servicing rights.

TABLE 36
Tangible book value per common share

(dollars in thousands, except per share data)	September 30, 2025	September 30, 2024
Total shareholders’ equity	$6,635,620	$6,248,456
Less: Intangible assets (1)	(2,520,013)	(2,533,856)
Tangible common equity (non-GAAP)	$4,115,607	$3,714,600
Ending common shares outstanding	358,381,940	359,585,544
Tangible book value per common share (non-GAAP)	$11.48	$10.33
(1) Excludes loan servicing rights.
TABLE 37
Tangible common equity to tangible assets

(dollars in thousands)	September 30, 2025	September 30, 2024
Total shareholders' equity	$6,635,620	$6,248,456
Less: Intangible assets (1)	(2,520,013)	(2,533,856)
Tangible common equity (non-GAAP)	$4,115,607	$3,714,600
Total assets	$49,888,522	$47,975,574
Less: Intangible assets (1)	(2,520,013)	(2,533,856)
Tangible assets (non-GAAP)	$47,368,509	$45,441,718
Tangible common equity to tangible assets (non-GAAP)	8.69%	8.17%
(1) Excludes loan servicing rights.
TABLE 38
Operating non-interest expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Non-interest expense	$243,535	$249,431	$736,571	$713,139
Branch consolidation costs	—	—	—	(1,194)
FDIC special assessment	2,272	—	2,272	(5,212)
Software impairment	—	(3,690)	—	(3,690)
Loss related to indirect auto loan sales	—	(11,572)	—	(8,969)
Operating non-interest expense (non-GAAP)	$245,807	$234,169	$738,843	$694,074

TABLE 39
Pre-provision net revenue

	Three Months Ended
(in thousands)	September 30, 2025	June 30, 2025
Net interest income	$359,272	$347,196
Non-interest income	98,170	91,015
Less: Non-interest expense	(243,535)	(246,225)
Pre-provision net revenue (reported) (non-GAAP)	$213,907	$191,986
Pre-provision net revenue (reported) (annualized) (non-GAAP)	$848,651	$770,055
Adjustments:
Add (Less): FDIC special assessment (non-interest expense)	(2,272)	—
Operating pre-provision net revenue (non-GAAP)	$211,635	$191,986
Operating pre-provision net revenue (annualized) (non-GAAP)	$839,637	$770,055
TABLE 40
Efficiency ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Non-interest expense	$243,535	$249,431	$736,571	$713,139
Less: Amortization of intangibles	(3,991)	(4,376)	(11,909)	(13,197)
Less: OREO expense	(578)	(354)	(1,209)	(744)
Add (Less): Branch consolidation costs	—	—	—	(1,194)
Add (Less): FDIC special assessment	2,272	—	2,272	(5,212)
Less: Software impairment	—	(3,690)	—	(3,690)
Less: Loss related to indirect auto loan sales	—	(11,572)	—	(8,969)
Adjusted non-interest expense	$241,238	$229,439	$725,725	$680,133
Net interest income	$359,272	$323,329	$1,030,313	$958,227
Taxable equivalent adjustment	3,149	2,930	9,159	8,755
Non-interest income	98,170	89,688	276,951	265,472
Less: Net securities (gains) losses	—	28	(58)	31
Adjusted net interest income (FTE) + non-interest income	$460,591	$415,975	$1,316,365	$1,232,485
Efficiency ratio (FTE) (non-GAAP)	52.38%	55.16%	55.13%	55.18%

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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. The CEO and the CFO have evaluated the changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding FNB's purchases of our common stock during the quarter ended September 30, 2025.
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1 - July 31, 2025	—	$—	—	$115,693,085
August 1 - August 31, 2025	449,316	14.85	449,316	109,016,960
September 1 - September 30, 2025	325,000	16.40	325,000	103,683,093
Total	774,316	$15.50	774,316
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) of FNB adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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

F.N.B. CORPORATION

Dated:	November 5, 2025	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2025	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 5, 2025	/s/ James L. Dutey
James L. Dutey
Corporate Controller
(Principal Accounting Officer)