Form 10-K
period 2025-12-31
FNB CORP/PA/
filed 2026-02-24
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2025, determined using a per share closing price on that date of $14.58, as quoted on the New York Stock Exchange, was $5,043,012,309. In determining this aggregate market value, the registrant has assumed that all of its directors and executive officers are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.
As of January 31, 2026, the registrant had 357,389,017 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of F.N.B. Corporation’s definitive proxy statement to be filed in connection with the 2026 Annual Meeting of Shareholders to be held on May 6, 2026 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Glossary of Acronyms and Terms

Acronym	Description	Acronym	Description
ACL	Allowance for credit losses	FNTC	First National Trust Company
AFS	Available for sale	FOMC	Federal Open Market Committee
AI	Artificial intelligence	FRB	Board of Governors of the Federal Reserve System
ALCO	Asset/Liability Committee	FTC	Federal Trade Commission
AOCI	Accumulated other comprehensive income	FTE	Fully taxable equivalent
ASC	Accounting Standards Codification	FVO	Fair value option
ASU	Accounting Standards Update	GAAP	U.S. generally accepted accounting principles
AULC	Allowance for unfunded loan commitments	GLB Act	Gramm-Leach Bliley Act of 1999
BHC Act	Bank Holding Company Act of 1956, as amended	GSE	Government-sponsored enterprises
BOLI	Bank owned life insurance	HTM	Held to maturity
BSA	Bank Secrecy Act of 1970	IDI	Insured depository institution
CECL	Current expected credit losses	IRLC	Interest rate lock commitment
CET1	Common equity tier 1	LCR	Liquidity Coverage Ratio
CFPB	Consumer Financial Protection Bureau	LGD	Loss given default
CMO	Collateralized mortgage obligations	LIHTC	Low income housing tax credit
CRA	Community Reinvestment Act of 1977	MBS	Mortgage-backed securities
DIF	Deposit Insurance Fund	MCH	Months of Cash on Hand
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010	MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
DOJ	U.S. Department of Justice	MSRs	Mortgage servicing rights
DTA	Deferred tax asset	NYSE	New York Stock Exchange
DTL	Deferred tax liability	OCI	Other comprehensive income
ECOA	Equal Credit Opportunity Act	OCC	Office of the Comptroller of the Currency
ERISA	Employee Retirement Income Security Act of 1974	OREO	Other real estate owned
ERM Framework	Enterprise-wide risk management framework	PCD	Purchase credit deteriorated
EVE	Economic value of equity	Penn-Ohio	Penn-Ohio Life Insurance Company
FASB	Financial Accounting Standards Board	R&S	Reasonable and supportable
FDI Act	Federal Deposit Insurance Act	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TPS	Trust preferred securities
FNB	F.N.B. Corporation	U.S.	United States of America
FNBIA	F.N.B. Investment Advisors, Inc.	UST	U.S. Department of the Treasury
FNBPA	First National Bank of Pennsylvania	VIE	Variable interest entity
FNIA	First National Insurance Agency, LLC

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
ITEM 1.    BUSINESS
Overview
We are a Pennsylvania corporation, a bank holding company and a financial holding company. We are incorporated under the laws of the Commonwealth of Pennsylvania, and through our subsidiaries, we have been in business since 1864. Our headquarters is located at 626 Washington Place, Pittsburgh, Pennsylvania 15219. As a diversified financial services holding company, FNB, through our subsidiaries, provides a full range of financial services, principally to consumers, corporations, governments and small- to medium-sized businesses in our market areas through our subsidiary network, which is led by our largest subsidiary, FNBPA. Our business strategy focuses primarily on providing quality, consumer- and commercial-based financial services adapted to the needs of each of the markets we serve. We seek to maintain our community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on efficiently delivering products and services within their market areas. However, we have centralized operations, support and risk functions (e.g., loan operations, treasury and enterprise risk management). The centralization of these processes enables us to maintain consistent quality of these functions and to achieve certain economies of scale.
As of December 31, 2025, we have three reportable business segments: Community Banking, Wealth Management and Insurance. Our remaining operations are described in Other. As of December 31, 2025, we have 355 Community Banking branches in Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington, D.C. and Virginia.
As of December 31, 2025, we had total assets of $50 billion, loans of $35 billion and deposits of $39 billion. See Item 7, MD&A, and Item 8, “Financial Statements and Supplementary Data,” of this Report.
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
Business Segments
In addition to the following information relating to our business segments, more detailed information is contained in Note 24, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2025, we had three reportable business segments, with the largest being the Community Banking segment which consists of a regional bank serving seven states and the District of Columbia. The Wealth Management segment consists of a federally chartered trust company and a subsidiary that offers broker-dealer services through a third-party networking arrangement with a non-affiliated licensed broker-dealer entity. Our former registered investment advisory company, FNBIA, client accounts were transferred to FNTC, and FNBIA was deregistered in the fourth quarter 2025 with the company currently in the process of being dissolved. The Insurance segment consists of an insurance agency and a reinsurer.
Community Banking
Our Community Banking segment consists of FNBPA, which offers commercial and consumer banking services. Commercial banking solutions include corporate banking, treasury management services, small business banking, investment real estate financing, business credit, capital markets and equipment financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial loans and leases to customers in need of new or used equipment. As of December 31, 2025, our Community Banking segment operated in seven states and the District of Columbia. Our branch network spans several major metropolitan areas, including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
The goals of the Community Banking segment are to generate high-quality, profitable revenue growth through increased business with our current customers, attract new customer relationships through FNBPA’s current branches and expand into new and existing markets through de novo branch openings and the establishment of loan production offices. We consider the Community Banking segment an important source of revenue opportunity through products and services offered by our other business segments.
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
Our Wealth Management operations are conducted through two subsidiaries of FNBPA. FNTC provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2025, the fair value of trust assets under administration was approximately $14.9 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.
Our Wealth Management segment also includes another subsidiary, First National Investment Services Company, LLC, which offers a broad array of investment products and services for customers of the Wealth Management segment through a networking relationship with a third-party licensed brokerage firm.
No material portion of the business of the Wealth Management segment has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by the Wealth Management segment would not have a material adverse effect on the Wealth Management segment specifically or on FNB generally.
FNBIA was a subsidiary of FNTC that was registered as an investment adviser with the SEC and subject to the Investment Advisers Act of 1940 (Investment Advisers Act) and applicable state securities laws. FNBIA has ceased operations as an investment adviser and deregistered with the SEC as of December 31, 2025.
Insurance
Our Insurance segment operates principally through FNIA, which is a subsidiary of FNB. FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within FNB’s geographic markets. The goals of FNIA are to grow revenue with existing clients of the Community Banking segment and to gain new clients through its own channels.
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
Other
We also operate other non-banking subsidiaries which are not considered to be reportable segments of FNB. F.N.B. Capital Corporation, LLC is a merchant banking subsidiary offering mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNB America Securities LLC is a limited broker-dealer subsidiary, which passively participates in corporate and municipal underwritings as well as offering advice and strategic planning for small businesses regarding mergers and acquisitions and capital structure planning. In addition, we have four companies that issued TPS to third-party investors: F.N.B. Statutory Trust II, Yadkin Valley Statutory Trust I, FNB Financial Services Capital Trust I and Patapsco Statutory Trust I, the last three of which were assumed in acquisitions. FNB Financial Services, Inc. and FNB Consumer Financial Services, Inc. are subsidiaries of FNB and are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. The proceeds received from these subordinated note issuances are a general funding source for FNB. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in Note 24, “Business Segments” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition
We operate in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas, including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina.
We compete for loans, deposits and financial services business with a large number of bank and non-bank financial institutions and other lenders engaged in the business of extending credit, including financial technology companies and marketplace lenders. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits comes from commercial banks, savings banks and credit unions. Competition for deposits also comes from non-depository competitors such as financial technology companies, mutual funds, securities and brokerage firms, government financial investments and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, our subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies. Competition for loans and deposits depends on a number of factors, including, among others, customer service, quality, convenience and range of products and services offered, price, reputation, interest rates on loans and deposits and lending limits. Also, our ability to continue to compete effectively depends in large part on retaining and motivating our employees and attracting new employees, while effectively managing compensation and other expenses, especially given recent inflationary wage pressures.
The ability to deploy and use technology effectively is an important competitive factor in the financial services industry. Technology is not only important with respect to the delivery of financial services, risk management, regulatory compliance and security of customer information, but also in processing information. FNB and each of our subsidiaries continually make technological investments to remain competitive in the financial services industry, including the use of AI. FNBPA has executed several initiatives that have integrated and streamlined its physical branch and e-delivery channels, including a growing fleet of ATMs with video TellerChat capabilities. Our flagship digital technology is eStore®, our proprietary online, mobile and in-branch platform where customers can shop and apply for deposit and loan products, access financial education and schedule appointments. FNBPA has enhanced eStore with our one-of-a-kind, universal eStore Common Application, which customers can use to apply for almost all of our products and services simultaneously. These select examples, coupled with our investment in data science and analytics, contribute to our ability to efficiently grow and expand customer relationships.
Human Capital
We are committed to attracting, retaining and developing exceptional talent who reflect the communities we serve.
FNB’s leadership team has made long-standing investments in maintaining a sustainable and resilient work force including providing a competitive compensation and benefits program that promotes work-life balance, financial and mental health, and overall well-being. The comprehensive package includes robust development resources promoting a culture of belonging that encourages and provides opportunity and advancement for all employees at all levels of the company, furthering our strategic focus on building and sustaining a strong workforce. Through our comprehensive approach, we have created a collaborative environment that fosters talent, opportunity, innovation and a passion to win, all of which translate to strong performance and a rewarding and opportunistic experience for all employees.
In 2025, we received more than 80 awards recognizing our financial performance, exceptional workplace, culture, community commitments, strong leadership and innovative banking approach, including national, regional and industry-specific recognition from Energage, an independent research firm, based entirely on feedback from our own team. As part of its award program, Energage highlighted FNB’s cultural excellence in categories such as innovation, leadership, work-life flexibility, professional development, and employee appreciation and well-being. Additionally, our commitment to promoting a culture of belonging and fair treatment for our employees was further celebrated by various national media outlets, including an appearance on Newsweek’s lists of America’s Greatest Workplaces, which recognized companies whose employment practices embody fairness and equality for employees.
As of December 31, 2025, FNB and our subsidiaries had 4,128 full-time and 154 part-time employees.
Recruitment. We are committed to identifying and attracting the best qualified job candidates by cultivating and fostering mutually beneficial partnerships with job and recruiting centers, colleges and universities and other organizations. We use internally created digital marketing-developed algorithms and data tools to increase job posting visibility within a broad range of job boards. We have committed to creating a strong and growing internship program to funnel high potential talent into our

Development Programs within FNB to help with career growth. We continue to build our internal succession planning and are devoted to following the Fair Hiring Practices Act and Fair Chance Act.
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
Engagement. We regularly seek feedback from our employees and in 2025 participated in several regional Top Workplace surveys. Our outstanding scores continue to help us achieve external recognition as an employer of choice.
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
Our executive compensation program is overseen by the Compensation Committee of our Board of Directors (composed entirely of independent directors), in collaboration with a leading independent compensation advisory firm. In addition, the oversight and review of our company-wide compensation philosophy and programs are conducted by the Management Compensation Committee. This team, chaired by FNB’s Chairman, President and Chief Executive Officer, regularly meets to promote compensation programs that are fair and impartial, to achieve a performance-driven work culture that generates company growth and to reward employees for focusing on customer needs, while avoiding inappropriate conduct regarding our clients, and demonstrating appropriate risk management behaviors.
Values & Training. We strive to maintain sound financial practices and governance processes through a commitment to ethical behavior, a solid reputation and a firm record of compliance and stability that these strengths create, both within our Corporation and for our customers. Employees complete quarterly and annual training, which include regulatory and compliance requirements and ethical standards, to maintain and increase knowledge of standards required of the financial services industry. Additionally, we provide employees various avenues to confidentially and anonymously report perceived unethical behavior without repercussions to them, such as FNB’s Ethics Hotline. We encourage employees to report any issues that could result in financial or reputational harm to us.
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
Safety. Employee and customer safety remain paramount concerns for us. We demonstrate this commitment to each group through varying initiatives and procedures to ensure that employees and customers alike experience safe surroundings. We provide our employees detailed information and training explaining the safety features of our locations, evacuation routes and emergency procedures processes. Our new state-of-the-art headquarters building prioritizes employee safety in a facility that is fully ADA compliant, has full security access controls and closely manages and monitors guests and visitors entering our space. As a response to the health and safety risks exposed during the COVID-19 outbreak our headquarters building features HVAC systems that are specifically designed to mitigate risks from airborne pathogens using state-of-the-art filtration, Air Handling and Ionization indoor air systems. In 2024, our headquarters building was certified Leadership in Energy and Environmental Design (LEED) Gold by the U.S. Green Building Council. LEED, the world’s most widely used green building rating system, provides a framework for energy-efficient, sustainable design, construction and operations. Projects achieve certification by following prerequisites and earning credits related to green building, with the aim to protect resources and enhance individual human health and community quality of life, among other goals.

Information About Our Executive Officers
The name, age and principal occupation for each of our executive officers as of January 31, 2026 are set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	61	Chairman, President and Chief Executive Officer

Vincent J. Calabrese, Jr.	63	Chief Financial Officer

Gary L. Guerrieri	65	Chief Credit Officer

David B. Mitchell, II	68	Chief Wholesale Banking Officer

Alfred D. Cho	48	Chief Consumer Banking Officer

James G. Orie	67	Chief Legal Officer and Corporate Secretary

James L. Dutey	52	Corporate Controller and Principal Accounting Officer
Government Supervision and Regulation
The financial services industry is subject to extensive regulatory oversight and, in particular, bank holding companies, banks and their affiliates (depending upon charter and business activities) are subject to supervision, regulation and examination by the FRB, OCC, FDIC, CFPB, SEC, Financial Industry Regulatory Authority (FINRA) and various state regulatory agencies. Also, FNB is subject to the rules of the NYSE for listed companies. The statutory and regulatory framework that governs FNB and our affiliates is generally intended to protect depositors and customers, the federal DIF, the U.S. banking and financial system, and financial markets as a whole, rather than our shareholders.
This discussion is qualified in its entirety by reference to applicable laws and regulations. Regulations of banks and their holding companies are subject to frequent and ongoing revision, through legislative changes, regulatory revisions and the evolving supervisory objectives of the federal and state banking agency examiners and supervisory staff. Additionally, the current U.S. administration is in the process of implementing a regulatory reform agenda that is significantly different than that of the prior administration, which affects the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. In particular, the OCC, FRB and FDIC have signaled a desire to remove excessive regulatory, supervisory and examination burdens, while prioritizing efforts to focus supervision on material financial risks. It is not possible to predict the content or timing of changes to the laws and regulations that may impact our business. Changes in such laws and regulations may have a material effect on our business and prospects. Finally, investors should be aware that the regulatory framework governing banks and the financial services industry is intended primarily to protect depositors and the DIF, not FNB, its subsidiaries or our security holders.
Political, economic, and industry events and other factors may influence changes to the banking laws, regulations and policies by the U.S. Congress, state legislatures and federal and state regulatory agencies. In addition to laws and regulations, state and federal bank regulatory agencies may issue policy statements, interpretive letters and similar written guidance, which sometimes materially changes regulatory expectations. Any change in the statutes, regulations or regulatory policies applicable to us, including changes in their interpretation, expectations or implementation, could have a material effect on our business or organization. (See discussion under Risk Factors - caption “We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.”)
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

Our subsidiary bank, FNBPA, and FNBPA’s subsidiary trust company, FNTC, are organized as national banking associations, which are subject to regulation, supervision and examination by the OCC, which is a bureau of the UST. FNBPA is also subject to certain regulatory requirements of the CFPB, the FDIC, the FRB and other federal and state regulatory agencies, including but not limited to, requirements to maintain reserves against deposits, capital requirements, limitations regarding dividends, restrictions on the types and amounts of loans that may be granted and the interest that may be charged on loans, affiliate transactions, CRA, consumer compliance and anti-discrimination laws and unfair, deceptive or abusive acts and practices prohibitions, monitoring obligations under the BSA and anti-money laundering requirements, limitations on the types of investments that may be made, cybersecurity and consumer privacy requirements, activities that may be engaged in and types of services that may be offered. We and our subsidiaries are subject to examination by various federal and state regulators, which involves periodic examinations and supervisory inquiries, the results of which are not publicly available and can impact the conduct and growth of our businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations.
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
Capital Adequacy Requirements
The FRB, the OCC, and the FDIC have adopted risk-based and leverage capital requirements that apply to banks and bank holding companies. In general, subject to certain exceptions as discussed further below, minimum capital standards established under the agencies’ risk-based capital regulations include a CET1 capital to risk-weighted assets ratio of 4.5%, a Tier 1 capital to risk-weighted assets ratio of 6.0%, a total capital to risk-weighted assets ratio of 8.0%, and a leverage ratio of Tier 1 capital to adjusted average total assets of 4.0%. In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. CET1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and additional Tier 1 capital, which includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital is defined as Tier 1 capital and Tier 2 capital, which is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
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
Management believes that as of December 31, 2025, FNB and FNBPA meet all capital adequacy requirements including the capital conservation buffer.
In August 2020, the federal banking agencies issued a final rule providing banking institutions that had adopted the CECL accounting standard in the 2020 calendar year with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided during the initial two-year delay (i.e., a five-year transition in total). In connection with its adoption of CECL on January 1, 2020, FNB elected to utilize the five-year CECL transition, which concluded as of December 31, 2025.
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
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the CET1 capital, Tier 1 risk-based capital, total risk-based capital, and leverage capital ratios as the relevant capital measures. Under the regulations, a “well-capitalized” institution must have a CET1 risk-based capital ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2025.
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
The BHC Act further requires the FRB to consider the competitive impact of the transaction, the extent to which the transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system, the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served, including the applicant’s record of performance under the CRA. The FRB is also required to consider in evaluating such a transaction the effectiveness of the parties in combating money laundering activities. Provisions of the FDI Act known as the Bank Merger Act impose similar approval standards for an IDI to merge with another IDI.

On September 17, 2024, the OCC finalized a Policy Statement Regarding Statutory Factors Under the Bank Merger Act (the Policy Statement), which outlined factors that the OCC would consider when evaluating a proposed bank merger transaction. The Policy Statement included a number of factors that would have resulted in stricter and/or more extended reviews of transactions involving particular features, such as an acquirer with open or pending enforcement actions or a resulting institution with total assets over $50 billion. Also on September 17, 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and announced that it will instead evaluate the competitive impact of bank mergers using its 2023 Merger Guidelines that the DOJ applies to mergers in all industries. Compared to the 1995 Bank Merger Guidelines, the 2023 Merger Guidelines set forth more stringent concentration limits and add several largely qualitative bases on which the DOJ may challenge a merger. However, on May 8, 2025, the OCC rescinded the Policy Statement and reinstated its expedited processing procedures for streamlined business combinations. While the long-term effects of these changes and reversals for particular transactions remains unclear, the OCC has acted expeditiously on merger applications since its withdrawal of the Policy Statement, and the DOJ has not yet brought challenges against bank merger transactions under the 2023 Merger Guidelines.
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
In addition, the Dodd-Frank Act eliminated the requirement for the FDIC to pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. The FDIC may pay dividends to depository institutions when the reserve ratio exceeds 1.5%, but the FDIC has sole discretion to determine whether to suspend or limit the declaration or payment of dividends from the DIF. The FDIC has set the target designated reserve ratio at 2% since 2010. Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15% in the third quarter of 2016, increased for all insurance depository institutions by 2 basis points in the first quarter of 2023. Assessment rates will remain in effect unless and until the reserve ratio meets or exceeds 2%. The reserve ratio was 1.42% as of December 31, 2025.
Banks with more than $50 billion in total consolidated assets, such as FNBPA, are not eligible to deduct FDIC deposit insurance premium payments for U.S. federal income tax purposes. For banks with less than $50 billion in total consolidated assets, the premium deduction is phased-out based on the proportion of the bank’s assets exceeding $10 billion.
The FDIC issued a final rule in November 2023 to implement a special assessment on banks with over $5 billion in total assets to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank during the first quarter of 2023. The special assessment rate was 13.44 basis points and will be paid over eight initial quarters beginning in June 2024. FNBPA recognized the entire initial special assessment expense of $29.9 million in the fourth quarter of 2023. The special assessment is not considered an FDIC premium under the Tax Cuts and Jobs Act of 2017 (TCJA) and therefore is tax deductible for federal income tax purposes. The FDIC retained the ability to extend the special assessment collection period or impose a one-time shortfall special assessment if the amount collected by the special assessment does not meet the final loss amounts of Silicon Valley Bank and Signature Bank after the termination of the receiverships. During 2024, the FDIC revised its loss estimate and projected that the special assessment would be collected for an additional two quarters beyond its initial eight-quarter collection period. As a result, FNBPA recognized an additional special assessment charge of $5.2 million in 2024. On December 16, 2025, the FDIC indicated that the special assessment would be fully recovered in the eighth assessment quarter and issued an interim final rule to reduce the special assessment rate for the eighth and final collection quarter, resulting in a $5.6 million reduction to our FDIC special assessment in 2025.
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
Debit Card Interchange Fees. The FRB, pursuant to its authority under the Dodd-Frank Act, has implemented rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus 0.05% of the transaction total (and an additional one cent to account for fraud protection costs). In October 2023, the FRB proposed to lower the base component of regulated debit from 21 cents to 14.4 cents. In addition, the ad valorem component would decline to 4 basis points, from its current rate of 5 basis points. However, the fraud-prevention adjustment would increase from 1.0 cents to 1.3 cents. The maximum permissible interchange fee for a $50 debit card transaction would be 17.7 cents under the proposal, down from 24.5 cents under the current rule. The FRB has also proposed that the interchange rate cap will be automatically updated every two years based on the data collected from issuers. Comments were due in May 2024, and the FRB has not yet finalized the proposal. In August 2025, a Federal District Court in North Dakota vacated the FRB’s existing interchange fee limit rules on the grounds that the FRB exceeded its authority when issuing the caps by considering costs to debit card issuers that it was not permitted to consider under the Dodd-Frank Act. The District Court’s ruling is stayed pending appeal, and it is not clear what effect, if any, the ruling will have on the FRB’s pending proposal.
Resolution Planning
The FDIC requires certain IDIs with more than $50 billion in total consolidated assets to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In June 2024, the FDIC finalized amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. The amendments require IDIs with between $50 billion and $100 billion in assets, which includes FNBPA, to submit informational filings on a three-year cycle, with an interim supplement updating key information submitted in the off years. The final rule became effective October 1, 2024.
On April 18, 2025, the FDIC announced it was waiving the requirement for covered IDIs to submit content that required speculative analysis or information that was of relatively low value and released Frequently Asked Questions that clarified its approach to reviewing plan submissions under the 2024 rule. Additionally, on December 31, 2025, the FDIC announced that it plans to propose changes to the covered IDI rule in 2026 to codify the content waivers provided in April 2025 and to ensure that the information most critical to supporting the FDIC’s ability to execute a rapid, low-cost failed bank resolution under the FDI Act is available to the FDIC in covered IDI plans, while eliminating requirements that might distract from this objective or that otherwise provide relatively low value. The FDIC also stated that institutions that become covered IDIs prior to the issuance of a final rule will not be required to file plans until a final rule is issued. FNBPA is not a covered IDI but may become one if the average of its total assets on its four most recent Consolidated Reports of Condition and Income exceeds $50 billion.
Community Reinvestment Act and Fair Lending
The CRA requires depository institutions to assist in meeting the credit needs of their entire market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is periodically evaluated and rated on its performance meeting the credit needs of its market areas by, among other things, providing credit to and investments in low- and moderate-income individuals and communities. An institution’s CRA rating can be reduced if the reviewing agency finds evidence of discriminatory or other illegal credit practices. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each IDI subsidiary of the financial holding company must have received a rating of at least “Satisfactory” in its most recent examination under the CRA. Furthermore, federal banking regulators take into account CRA ratings when considering acquisitions of control and new activities. The OCC's most recent publication of FNBPA's CRA performance evaluation is an “Outstanding” rating.

In October 2023, the FDIC, FRB and OCC issued a joint final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect on January 1, 2026, and revised data reporting requirements taking effect on January 1, 2027. The final rule is currently enjoined while a federal court considers a lawsuit challenging the rule, and in July 2025, the agencies issued a joint notice of proposed rulemaking to rescind the final rule and replace it with regulations substantively identical to those in effect on March 29, 2024.
In October 2021, the DOJ announced an initiative to combat redlining through utilization of its fair lending prosecutorial authority and has announced the settlement of a number of bank investigations concerning redlining and other violations of the fair lending laws, including a February 5, 2024 announcement that Yadkin Bank (Yadkin) and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending allegations related to the assessment of mortgage lending activities during a five-year period in the Winston-Salem and Charlotte, North Carolina majority Black and Hispanic census tracts (MBHCTs) that began prior to Yadkin’s merger with FNBPA in March 2017. The DOJ investigation encompassed mortgage lending activity by both Yadkin prior to the acquisition and FNBPA in the early years following its entry into the North Carolina markets. Although FNBPA denies the DOJ’s allegations, FNBPA cooperated fully to reach a settlement agreement in this inherited matter as a good faith effort to avoid prolonged litigation. FNBPA is required to have a fair lending program that is of sufficient scope to monitor fair lending and that appropriately remediates issues which were identified during the DOJ investigation as well as add additional branches and increase marketing and mortgage and home equity loan subsidies in these MBHCTs. Specifically, leveraging its previously announced and longstanding commitment to underserved communities across its footprint (including Charlotte and Winston Salem North Carolina), FNBPA entered into settlement agreements with the DOJ and the North Carolina DOJ whereby it committed to invest a minimum of $11.75 million in a mortgage loan subsidy fund over a five-year period ending in 2029. Effective January 2026, FNBPA had fully deployed the $11.75 million mortgage subsidy in the Charlotte and Winston Salem MBHCTs. FNBPA has also agreed to spend approximately $1.75 million over the five-year period on community partnerships, advertising, community outreach and consumer education, of which, FNBPA has also agreed to open three new branch offices in predominantly Black and Hispanic neighborhoods, with two in Charlotte and one in Winston Salem, North Carolina (two opened in 2025 and the third branch will soon begin the construction phase). FNBPA believes the terms of the settlement agreement are consistent with its broad focus on promoting equity and economic prosperity in the markets that it serves. The settlement does not include any civil money penalties against FNBPA.
Consumer Protection Statutes and Regulations
FNBPA is subject to various federal consumer protection laws and regulations including the Truth in Lending Act, Truth in Savings Act, ECOA, Fair Housing Act, Real Estate Settlement Procedures Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Electronic Fund Transfer Act and Home Mortgage Disclosure Act, and regulations and guidance promulgated thereunder by the CFPB and the federal banking agencies, as well as certain state consumer protection requirements. Among other things, these laws and regulations:
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
We have incurred and may in the future incur additional costs in complying with the above-identified consumer requirements. In addition, there is continued uncertainty about the CFPB’s priorities under the current U.S. administration. For example, in February 2025, the Acting Director of the CFPB instructed agency staff to pause most activity, including supervision and enforcement. While it is presently unclear when and to what extent the CFPB will resume its activities, other governmental authorities, including state attorneys general or banking regulators, may seek to increase their regulation, supervision, and enforcement of providers of consumer financial products and services in response to changes at the CFPB. Moreover, changes at the CFPB may lead to federal legislative efforts to alter the framework for consumer financial services regulation.
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
The Strengthening American Cybersecurity Act of 2022 (SACA) requires enhanced disclosures regarding cybersecurity risk management strategy, governance and incident reporting, with the aim of standardizing cybersecurity processes and disclosure requirements. SACA requires critical infrastructure companies, such as financial institutions, to report "substantial cyber-incidents" and all ransom payments to the U.S. Department of Homeland Security's Cybersecurity and Infrastructure Security Agency (CISA). The definition of a "covered cyber-incident" will be determined by CISA rulemaking, but SACA provides that, at a minimum, an incident must be reported if it: (1) leads to "substantial loss of confidentiality, integrity, or availability" of an information system or network or a "serious impact on the safety and resiliency of operational systems and processes"; (2) causes a "disruption of business or industrial operations, including due to a denial of service attack, ransomware attack, or exploitation of a zero day vulnerability" against an information system or network, or an operational technology system or process; or (3) involves "unauthorized access or disruption of business or industrial operations" due to a "compromise of a cloud service provider, managed service provider, or other third-party data hosting provider or by a supply chain compromise". In addition, in July 2023, the SEC issued a final rule that requires prompt disclosure of material cybersecurity incidents, as well as annual disclosures regarding cybersecurity risk management, strategy and governance.
Anti-Money Laundering Initiatives and the USA PATRIOT Act
A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (USA PATRIOT Act), which amended the BSA, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The UST and federal banking agencies have issued a number of regulations that apply various requirements of the USA PATRIOT Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. These regulations include express requirements regarding risk-based procedures for conducting ongoing customer due diligence. Such procedures require banks to take appropriate steps to understand the nature and purpose of customer relationships. In addition, absent an applicable exclusion, banks must identify and verify the identity of the beneficial owners of all legal entity customers at the time a new account is established. The failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, including criminal law enforcement, and reputational consequences for the institution.
Federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the DOJ, against banks, broker-dealers and non-bank financial institutions with respect to these laws and some have resulted in substantial penalties, including criminal pleas. FNB and its subsidiaries have implemented policies and procedures that it believes comply with these laws.
On January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the USA PATRIOT Act. Notable amendments include: (i) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry maintained by the UST’s Financial Crime Enforcement Network (FinCEN); (ii) enhanced whistleblower provisions; (iii) increased penalties for violations of the BSA; (iv) improvements to existing information-sharing provisions that permit financial institutions to share information relating to suspicious activity reports with certain foreign branches, subsidiaries, and affiliates; and (v) expanded duties and powers of FinCEN. On March 31, 2025, FinCEN issued an interim final rule that largely eliminated the beneficial ownership collection requirements with respect to U.S. companies and U.S. persons.
Office of Foreign Assets Control Regulation
The U.S. has instituted economic sanctions which affect transactions with designated foreign countries, nationals and others. These are sometimes known as the “OFAC rules” because they are administered by the UST Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions target countries and territories in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country/territory, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on engaging in transactions to or from (including investments in, or providing investment-related advice or assistance to) a sanctioned country/territory; and (ii) prohibition on dealing with, and a requirement to block assets of, specified individuals, entities, or governments. Blocked assets (such as property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
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
The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (ii) be compatible with effective controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.
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
The FRB will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as us, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the future.
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
Investment Advisers Act
Until December 31, 2025, FNBIA operated as an investment adviser under the Investment Advisers Act and as such was supervised by the SEC and subject to various legal and regulatory obligations (e.g., record keeping, operational and marketing requirements, disclosure requirements, etc.). FNBIA ceased operations and deregistered as an investment adviser effective December 31, 2025. Although we no longer have a subsidiary that is registered as an investment adviser with the SEC, violations of the Investment Advisers Act by FNB or our subsidiaries (including past violations by FNBIA), could result in investigations, sanctions, fines, disgorgement and reputational damage.
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
In April 2024, the Department of Labor (DOL) issued a final rule significantly expanding the definition of “investment advice fiduciary” under ERISA, as well as amendments to certain prohibited transaction class exemptions (PTEs). Two federal district courts separately issued nationwide stays of the effective date of the final rule and PTE amendments pending consideration of the merits, which the DOL has since declined to appeal. In September 2025, the DOL announced it would be revisiting the definition of "investment fiduciary" with the objective of issuing a new rule in 2026. As of the date of this filing, the DOL has not published a proposed new rule. We will continue to monitor developments in this regard, as well as other related regulatory and legislative matters, including regarding environmental, social and governance matters and alternative assets investing under ERISA, and evaluate any potential impacts to our business.
Insurance Agencies
Certain FNB subsidiaries are subject to licensing requirements and extensive regulation under the laws of the Commonwealth of Pennsylvania and the various states in which they conduct insurance agency business. Insurance activities are subject to regulation by the states in which such business is transacted. These laws and regulations are primarily for the protection of policyholders. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, those authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including for regulatory violations or upon conviction for certain crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Penn-Ohio is subject to examination by the Arizona Department of Insurance. Representatives of the Arizona Department of Insurance periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under the applicable Arizona statutes.
Heightened Standards for Risk Management Governance
The OCC’s Heightened Standards establish guidelines for the governance and risk management practices of OCC-regulated institutions with average total consolidated assets of $50 billion or greater. These Heightened Standards require covered banks to establish and adhere to a written risk management governance framework in order to manage and control their risk-taking activities, provide standards for covered banks’ boards of directors to oversee the risk governance framework, and describe the appropriate risk management roles and responsibilities of front line units, independent risk management, and internal audit functions. FNBPA currently has total consolidated assets of $50 billion and has made substantial progress implementing the necessary enhancements to strengthen risk management and governance practices required for compliance to Heightened Standards. The remaining work will be completed in 2026, with focus on maturing risk management framework execution, continuous process improvement, and optimization through the deployment of technology capabilities. Establishing this risk management framework entailed additional costs for OCC-regulated institutions preparing to comply with the Heightened Standards Guidelines. On December 23, 2025, the OCC issued a proposal for comment in the Federal Register to amend the Heightened Standards requirements to increase the average total consolidated assets threshold for applying the guidelines from $50 billion to $700 billion.
Monetary Policy
The operations of FNB and our subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities and the current U.S. administration. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.
In view of changing conditions in the national economy and in money markets, as well as the effect of credit policies by monetary and fiscal authorities, including the FRB, it is difficult to predict the impact of possible future changes in interest rates, deposit levels and loan demand, or their effect on our business and earnings or on the financial condition of our various customers (see discussion under Risk Factors - caption “We could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.”)
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
•Future changes to our eligibility to participate in the programs offered by the GSE and other secondary purchasers, or the loan criteria of the GSE and other secondary purchasers could also result in a lower volume of corresponding loan originations and sales.
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
The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. The FRB regulates the national supply of bank credit and certain interest rates through the implementation of certain monetary policies and actions. The timing, extent, and frequency of interest rate changes is uncertain.
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
Bank failures can result from the sudden withdrawal of high volumes of deposits that exceed FDIC insured limits. As a result, many large depositors across the industry have withdrawn deposits in excess of applicable deposit insurance limits and deposited these funds in larger financial institutions they deem less likely to be affected by this condition. In many instances, this has resulted in depositors moving these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of potential bank failure(s).
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
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the FRB’s discount window in order to manage our liquidity risk.
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

Increasing, complex, evolving and conflicting federal government policies, regulatory, stakeholder, and other third-party expectations on sustainability, human capital and social governance (Corporate Responsibility) practices could adversely affect our reputation, expose us to government investigations and enforcement actions, litigation and our access to capital and the market price of our securities.
We are subject to a variety of risks arising from various Corporate Responsibility matters, which include, among other things, environmental sustainability, human capital and human resource practices, and human rights. Risks arising from such matters may adversely affect, among other things, our reputation and the market price of our securities.
While we engage in various initiatives to help manage our sustainability and governance profile and respond to stakeholder expectations, which continue to evolve, such initiatives can be costly and may not have the desired effect. Moreover, stakeholder expectations are not uniform, and advocates with varying expectations on Corporate Responsibility matters have increasingly resulted in a range of activism to promote their positions.
On January 20, 2025, the U.S. administration issued an Executive Order requiring all federal agencies to terminate any policies, programs, mandates, guidance, regulations, and other actions and orders establishing DEI-based preferences, and to enforce federal civil rights laws to combat such preferences, mandates, policies, programs and activities of entities operating in the private sector. Further, the Executive Order directs federal agencies to take appropriate action to discourage private sector DEI-based initiatives. While the enforceability of the Executive Order and the steps that various federal agencies may take in response to it are uncertain at this time, the Executive Order signals a material shift in federal DEI policy that reasonably can be expected to have implications for the private sector, including the banking industry. In this regard, any scrutiny by federal government authorities of our human capital and strategic businesses practices, or those of the banking sector generally, may have a material adverse effect on us. Please refer to Item 1 – “Business – Human Capital.”
Navigating varying expectations of federal government policymakers and our various stakeholders expose us to potential inherent costs, and any failure to successfully navigate such expectations may expose us to negative publicity, shareholder activism, and litigation or other engagement from stakeholders who have differing viewpoints, as well as the potential for civil investigations and enforcement by federal governmental authorities. We could be required to incur significant costs responding to any such activity and our relationships and reputation with our existing and prospective customers and third parties with which we do business could be affected as well. This could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for our securities. Certain of our customers, suppliers, or other stakeholders are also subject to such expectations and risks, which may result in additional or augmented risks to us.
5. Operational Risk
Our failure to continue to recruit and retain qualified banking professionals could adversely affect our ability to compete successfully and affect our profitability.
Our continued success and future growth depend heavily on our ability to attract and retain highly skilled and motivated banking professionals. We compete against many institutions with greater financial resources both within our industry and in other industries to attract these qualified individuals. Our failure to recruit and retain adequate talent could reduce our ability to compete successfully and adversely affect our business and profitability.
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
Our financial performance depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic downturn or recession or an inflationary environment, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the FRB. New appointments to the FRB, or increased political pressures on the FRB, could impact monetary policy, which will directly impact our liquidity, results of operations, financial condition and capital position.
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
Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe could have a negative impact on our business, financial condition and results of operations. Existing and future geopolitical instability and related activities, such as U.S. and foreign tariff policies could adversely affect our businesses, financial condition and results of operations.
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
There continues to be significant uncertainty about the future relationship between the U.S. and other countries, including with respect to trade policies, treaties, government regulations, sanctions, tariffs, and application thereof. For example, in April 2025, the U.S. government began imposing “reciprocal” tariffs intended to address trade deficits and inconsistent economic treatment of importation between the U.S. and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the U.S., among other measures. Although we are continuing to evaluate the impact of these evolving developments, we cannot provide any assurance about the ultimate outcome or impact of these developments or other changes in trade policies, including the imposition or application of new or increased tariffs between the U.S. and other countries. Furthermore, changes to trade policies, retaliatory measures, or prolonged uncertainty in trade relationships could increase the cost of, and reduce demand for, our products and services, or customers’ ability to service debt, which would adversely impact our business. In addition, political tensions as a result of trade policies could reduce trade volume, investment and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could adversely affect our business, results of operations and financial condition.
The banking and financial services industry continually encounters technological change, especially in the systems that are used to deliver products to, and execute transactions on behalf of, customers. If we fail to continue to invest in technological improvements as they become appropriate or necessary, our ability to compete effectively could be severely impaired.
The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services, including recent and rapid developments in AI. The effective use of technology increases efficiency and enables financial institutions to better compete for and serve customers and reduce costs. Our future success will depend, in part, on our ability to conveniently address customer needs by using secure technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in our operations. Many of our larger competitors have greater resources to invest in technological improvements, and we may not effectively implement new technology-driven products and services or do so as quickly as our competitors. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect our revenue and profitability.

In addition, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased over the course of the last several years. Certain characteristics of digital asset transactions, including their speed and anonymity are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers - which, at present are not subject to the same extensive regulation as banking organizations and other financial institutions - have become active competitors for our customers' banking business. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act, or the “GENIUS Act,” was signed into U.S. law, establishing a federal licensing and supervisory framework for payment stablecoins and their issuers. Compliance with these requirements involves maintaining adequate asset reserves, extensive reporting obligations, independent audits, and increased supervisory oversight. The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services, but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Any potential involvement in issuing or supporting payment stablecoins could expose us to regulatory compliance risks, increased operational costs, and evolving legal uncertainties.
Extensive use of models, AI and generative AI technologies presents operational, regulatory and reputational risks.
We rely heavily on a broad range of quantitative models, advanced analytics, AI, and generative AI technologies across multiple areas of our operations, including credit decisioning, fraud detection, risk monitoring, customer engagement, productivity enhancement and internal operational processes. In addition, we are making strategic investments in AI initiatives, including generative AI, to, among other things, recommend relevant content across our products, enhance our advertising tools, develop new products, streamline and customize the customer experience and develop new features for existing markets. The development and use of AI presents potential risks and challenges to our business and may require significant additional investments in infrastructure, personnel and trainings. There can be no assurance that the usage of AI will enhance our products or services or be beneficial to our business or customers, including our efficiency or profitability. As these technologies become more integrated into our business model, our dependence on the accuracy, quality and completeness of underlying data and on the soundness of model design, governance, assumptions and controls continues to increase. Generative AI systems, in particular, may sometimes produce inaccurate, incomplete, biased or misleading outputs, or results that are difficult to interpret, explain or reproduce. Errors, limitations or failures involving models or AI tools could adversely affect decision‑making, risk identification, customer interactions, operational performance or the accuracy of financial, regulatory or risk reporting. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility.
The expanded use of AI and generative AI also introduces heightened risks related to privacy, cybersecurity, data usage, intellectual property, consumer protection and fair lending, as well as potential exposure to evolving federal and state regulatory frameworks, litigation or other legal liability. Regulators are increasingly focused on AI transparency, model explainability, bias mitigation and governance standards, and new rules or supervisory expectations may require additional investment, modification of our systems or changes to how we apply these technologies. We may incur operational, compliance or legal risk if AI‑enabled tools behave in unintended ways or if our governance, monitoring and validation practices do not keep pace with technological developments. Additionally, if we fail to keep pace with AI advancements, or if competitors are able to deploy AI more effectively, our competitive position may be harmed. Any failure to appropriately manage risks associated with our extensive use of models, AI and generative AI could result in regulatory criticism, operational disruption, reputational harm or adverse effects on our business, financial condition or results of operations.
An interruption in or breach in security of our information systems, or other cybersecurity risks, could result in a loss of customer business, increased compliance and remediation costs, civil litigation or governmental regulatory action, and have an adverse effect on our results of operations, financial condition and cash flows.
As part of our business, we collect, process and retain sensitive and confidential client and customer information in both paper and electronic form and rely heavily on communications and information systems for these functions. This information includes non-public, personally-identifiable information that is protected under applicable federal and state laws and regulations. Additionally, certain of these data processing functions are not handled by us directly, but are outsourced to third-party providers. We have experienced cyber-attacks in the past, none of which have had a material impact on our business or operations, and expect to continue to be the target of cyber-attacks. Our current facilities and systems, as well as those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism and other physical security threats, computer viruses or compromises, ransomware attacks, social engineering attacks, misplaced or lost data, programming and/or human errors or other similar events, any of which could be enhanced or facilitated by AI. While we have policies, procedures and practices designed to prevent or limit the effect of the failure, interruption, or security breach of our communications and information systems, we cannot ensure that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. Any security breach involving the misappropriation, loss or other unauthorized disclosure of our confidential business, employee or customer information, whether originating with us, our vendors or retail businesses, could severely damage our reputation, expose us to the risks of civil litigation and liability, require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a security breach, disrupt our operations, and have a material adverse effect on our business, financial condition and results of operations.
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
As technology advances, the ability and speed to initiate transactions and access data has also become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points, some of which are not controlled or secured by us. It is possible that we could have exposure to liability and suffer losses as a result of a security breach or cyber-attack that occurred through systems that are not controlled by us. Although we maintain specific “cyber” insurance coverage, the amount or form of coverage may not be adequate in any particular case. As cyber threats continue to evolve and increase, we may be required to spend significant additional resources to continue to modify or enhance our protective and preventative measures or to investigate and remediate any information security vulnerabilities.
Our day-to-day operations rely heavily on the proper functioning of products, information systems and services provided by third-party vendors.
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
We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, developing strategic planning initiatives, capital stress testing and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of such information. For example, operational errors in the development or implementation of models, use of models beyond the scope of the assumptions and limitations for the models to work appropriately, or reliance on biased or erroneous outputs generated by AI could lead to errors that can adversely affect managerial decisions and business judgments. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Certain decisions that regulators make, including those related to capital distributions and dividends to our shareholders, could be adversely affected due to the regulator’s perception that the quality of the models used to generate our relevant information is insufficient.

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
The economy of the markets in our footprint is affected, from time to time, by adverse weather events and other disruptions, including as a result of public health issues. We cannot predict whether, or to what extent, damage caused by future weather conditions or other disruptions will affect our operations, customers or the economies in our markets. Weather events could cause a disruption in our day-to-day business activities in branches within our markets, a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses. Even if a weather event does not cause any physical damage in our markets, it could affect the market value of property within our footprint.
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
Our ability to complete an acquisition may be dependent on regulatory agencies with responsibilities for reviewing or approving the transaction, which could delay, restrictively condition or result in denial of an acquisition, or otherwise limit the benefits of the acquisition. Changes in regulatory rules or standards or the application of those rules or standards, or future regulatory initiatives designed to mitigate risk or promote competition may also limit our ability to complete an acquisition (see discussion in Part I, Business under Government Supervision and Regulation, Expansion and Acquisitions). Further, once an acquisition is completed, it may be difficult for us to integrate the acquired business with our operations and we may not see the anticipated benefits of any such acquisition.
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

Under regulatory capital adequacy guidelines and other regulatory requirements, FNB and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. On July 27, 2023, the federal banking agencies, including the OCC, issued a proposed rule to implement the final components of the Basel III Capital Rules. Among other things, the proposed rule would substantially change the existing calculation of risk-weighted assets and require banking organizations to use revised models for such calculations. While the proposed rule would not apply to FNB or FNBPA directly based upon our current asset size, many of the principles included in this proposed rulemaking could result in increased supervisory expectations and closer regulatory scrutiny for institutions that experience substantial growth. The federal banking agencies are likely to substantially revise and re-propose this rule, which may result in changes to capital and liquidity requirements that are currently applicable to us. Changes to present capital and liquidity requirements could restrict our activities and require us to maintain additional capital. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. If we fail to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected.
In response to several large bank failures in the spring of 2023, the federal banking agencies have engaged in rulemaking that could increase compliance costs should we grow in excess of $50 billion in average total assets, including the FDIC adopting resolution planning requirements for IDIs with $50 billion or more in average total assets. While the FDIC has intended that it intends to revisit these requirements in 2026 and does not intend to impose these requirements on IDIs that become subject to them before a rule is finalized, it is uncertain how and to what extent the revisions to the FDIC’s rules would mitigate potential adverse impacts to FNBPA should its average total assets exceed $50 billion over four consecutive quarters.
We are subject to supervision and examination by U.S. government authorities and may become subject to investigations, enforcement actions, fines, and other adverse effects.
Our business operations are subject to extensive supervision, examination and regulation by a number of U.S. federal and state regulatory authorities, including the FRB, OCC and FDIC. These authorities have broad powers to conduct examinations of our operations, enforce compliance with applicable laws and impose enforcement actions, fines and other actions for violations. Recently, the federal banking agencies have signaled a desire to remove excessive regulatory, supervisory and examination burdens, while prioritizing efforts to focus supervision on material financial risks. On October 7, 2025, the OCC, together with the FDIC, issued a notice of proposed rulemaking to codify the elimination of reputation risk from their supervisory programs, which would, among other things, prohibit the OCC from criticizing or taking adverse action against an institution on the basis of reputation risk, and to prohibit politicized debanking. In addition, the OCC, together with the FDIC issued a notice of proposed rulemaking that would define the term “unsafe or unsound practice” for purposes of section 8 of the Federal Deposit Insurance Act and revise the supervisory framework for the issuance of matters requiring attention and other supervisory communications. On November 18, 2025, the FRB issued a Statement of Supervisory Operating Principles intended to focus FRB examiners on material financial risks threatening the safety and soundness of banks, reduce duplication between exams from different supervisors, and streamline the remediation of issues cited by supervisors. Changes resulting from these new supervisory practices may create opportunities for us or for our competitors to streamline compliance programs to focus on meeting the agencies’ more targeted expectations. However, shifts in supervisory priorities and practices, whether in the short-term or long-term, could expose us to regulatory compliance risks, increased operational costs, and evolving legal uncertainties.
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
•provide that a special meeting may only be called by shareholders holding not less than 25% of all votes entitled to be cast on each issue at the proposed special meeting; and
•require the vote of the holders of at least 75% of our voting shares for shareholder amendments to our By-laws.

In the case of a proposed business combination with a shareholder owning more than 10% of the voting shares of FNB (an "interested shareholder"), the vote of the holders of at least two-thirds of the voting shares not owned by such shareholder is required to approve the business combination. A majority of FNB's disinterested directors have exclusive authority to determine whether a shareholder is an interested shareholder, the extent of such shareholder's beneficial ownership, whether any shareholder is an affiliate or associate of an interested shareholder, and whether any securities to be issued in the transaction exceed applicable fair market value thresholds.
The aforementioned voting requirement does not apply if any one of several conditions is satisfied:
•a majority of FNB's disinterested directors approve the transaction;
•FNB has had fewer than 300 shareholders of record during the prior three years;
•the interested shareholder has beneficially owned at least 80% of FNB's outstanding voting shares for at least five years; or
•the interested shareholder beneficially owns at least 90% of the outstanding voting shares (excluding shares acquired directly from FNB without the approval of a majority of the disinterested directors).
The voting requirement is also inapplicable where the affiliated transaction satisfies specified "fair price" and procedural protections, including payment of consideration meeting minimum value standards, use of cash or matching consideration previously paid by the interested shareholder, maintenance of regular dividend practices, restrictions on additional acquisitions of voting share by the interested shareholder, the distribution of a proxy or information statement at least 25 days prior to consummation of the transaction unless otherwise approved by a majority of the disinterested directors, and affiliated transactions wherein the interested shareholder became an interested shareholder inadvertently.

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
We have experienced and may experience future increases in our FDIC insurance assessments due to the bank failures that affect the FDIC's insurance fund.
The losses incurred by the DIF in connection with the resolution of large bank failures are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies if the FDIC determines such action to be appropriate and the Secretary of the UST concurs with the FDIC’s determination. For example, special assessments were imposed in connection with the failures of SIVB and SBNY. FNBPA recognized and expensed an initial special assessment of $29.9 million and $5.2 million in 2023 and 2024, respectively. On December 16, 2025, the FDIC indicated that the special assessment would be fully recovered in the eighth assessment quarter and issued an interim final rule amending the special assessment to reduce the special assessment rate for the eighth and final collection quarter, resulting in a $5.6 million reduction to the FDIC special assessment for FNBPA in 2025. Any additional increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.
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
The CRA, ECOA, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CRA requires the OCC, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. All institutions insured by the FDIC must publicly disclose their rating. Our efforts to maintain a “Satisfactory” or better rating may increase our costs.
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
Under the regulatory framework governing proposed business combinations, an institution’s compliance with the fair lending laws, whether the institution is subject to an open or pending enforcement action, and the institution's CRA rating are significant factors for the federal banking agencies in determining whether a proposed transaction is consistent with safe and sound banking principles. The Consent Orders will be in effect for a minimum of five years, which term could be longer depending upon the extent and timing of the requisite loan subsidies that will be paid by FNBPA to qualified applicants. Accordingly, our ability to pursue strategic growth initiatives involving combinations with other banking organizations may be limited. In view of the OCC's reinstatement of the streamlined bank merger application and expedited review process, it is anticipated that future qualified bank acquisition transactions may be approved in a more expeditious and timely manner.
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
The current U.S. administration has commenced efforts to implement significant changes to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of AI and other advanced technologies within the public and private sectors. These changes may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce or a prolonged federal government shutdown could adversely affect regional and local economies, both directly and indirectly, particularly in geographies with significant concentrations of federal employees and contractors. It is possible that such comprehensive changes to the federal government or federal government shutdowns may be materially adverse to the regional and local economies where we conduct business and to our customers, which could be materially adverse to our business, financial condition and results of operations.

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
The Information Security Department reports to the Chief Information Security Officer (CISO) and then directly to the Chief Risk Officer, to ensure the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. An Information Technology (IT) and Information Security Risk Assessment is conducted to identify further opportunities for improvement and are presented to Enterprise Risk Management and the Board Risk Committee. The Board Risk Committee is primarily responsible for overseeing risk management, including risks associated with cybersecurity and potential threats thereto. In addition, the Chief Risk Officer regularly reports to our Risk Management Council, which is comprised of our senior leadership, ensuring direct involvement by our management in assessing and managing cybersecurity risk. See “Risk Management” in section of MD&A for an overview of our risk management framework.
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
The CISO has served FNB since 2016, and has a career over 25 years in information technology, enterprise risk and information security controls. The CISO is a Certified Information Systems Security Professional (CISSP), has a Bachelor’s degree in Criminal Justice with a minor in Computer Science and is supported by several managers including the following:
•Director of Information Technology Risk and Compliance - CISSP with over 20 years of Information Technology, Data Center and Security Engineering experience.
•Manager of Cyber Security - CISSP with over 20 years of Information Technology and Systems Engineering experience.
•Manager of Security Architecture - CISSP with over 20 years of experience in Information Technology networking, network security and security engineering.
•Manager of Security Access Management - A+, Network+ and Server+ certifications with over 20 years experience in Information Technology and Systems Administration.
The CISO chairs an Information Security Committee made up of other risk professionals, Information Technology and line of business leaders to maintain an understanding and balance between security and business functionality.
A summary of our processes involved in evaluating the effectiveness of information and cybersecurity controls is below.
Risk Assessment Process. On an annual basis, a risk assessment and maturity analysis is performed for the FNB environment based on various frameworks such as CRI 2.0. FFIEC, CIS and NIST CSF. The risk assessment takes into consideration a combination of risks related to the identification, prevention, detection, response, and recovery from cyber events. The risk assessment considers the inherent risk and controls implemented in the FNB environment and measures the residual risk to ensure it is within the FNB risk tolerance.
Vulnerability Management Process. Regular internal and external vulnerability scanning is conducted at varying intervals to proactively identify configuration weaknesses, missing patches and other vulnerabilities in the FNB information systems environment. Identified vulnerabilities are classified and scored based on their Common Vulnerability Scoring System, known exploitation or malware impacting the vulnerability, and the age of the vulnerability in the environment. We prioritize the patching and remediation of critical and severe vulnerabilities. We also evaluate the effectiveness of our Security Awareness Program, including results from simulated phishing exercises, to measure user susceptibility and identify areas requiring enhanced training and control focus.
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
Independent Penetration Testing. On an annual basis, we engage with an independent third-party provider to perform various penetration tests of the environment. The penetration tests review our customer-facing applications, our response to social engineering activities, overall external attack surface and internal vulnerabilities. Penetration test issues are prioritized by risk level and subject to ongoing tracking and escalation to ensure that remediation efforts are completed effectively and verified before closure.
Security Architecture. To ensure the secure configuration, design, and implementation of our internally hosted and third-party hosted systems, security architecture reviews are conducted. Architecture reviews involve asking a structured set of questions and collecting the required documentation for any proposed system changes or new implementations. The responses and materials are then reviewed collaboratively with internal IT teams and relevant third-party vendors to confirm that the design aligns with policy requirements, follows strong security practices and implements appropriate access controls.
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

We have a Third-Party Risk Management department that established policies and procedures to follow when utilizing third-party vendors and ensures that key risk components are mitigated based on our standards. Third-party vendors are thoroughly vetted, approved and inventoried before partnership begins.
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
ITEM 2.    PROPERTIES
Our principal offices and the FNBPA’s headquarters are located at 626 Washington Place, Pittsburgh, Pennsylvania, which we own with a noncontrolling interest as a limited partner. As of December 31, 2025, we operated approximately 355 bank branch offices located throughout Pennsylvania, Ohio, South Carolina, North Carolina, Virginia, West Virginia, Maryland and Washington DC. We do not own or lease any single physical property that we consider to be materially important to our financial condition or results from operations. Our retail branches, ATMs, ITMs, eStore, loan and mortgage production offices and administrative offices remain important to our ability to deliver financial services to a large portion of our clients. For many years, we have consolidated, relocated or opened branch locations in response to changing utilization patterns, community needs and regulatory considerations. We expect that long-term trend to continue. We consider our properties to be suitable and adequate for operating our banking business. Notes 8 and 10 to our Consolidated Financial Statements include additional information regarding investments in premises and equipment and leased properties.
Following is a table that shows the branches/retail offices, by state, and the branches/retail offices owned and leased for the Community Banking segment:

December 31, 2025	Community Banking
Pennsylvania	185
Ohio	28
Maryland	30
West Virginia	2
North Carolina	95
South Carolina	7
Washington, D.C.	1
Virginia	7
Total number of branches/retail offices	355
Total branches/retail offices owned	186
Total branches/retail offices leased	169
ITEM 3.    LEGAL PROCEEDINGS
The information required by this item is set forth in Note 16, "Commitments, Credit Risk and Contingencies" under the heading “Other Legal and Regulatory Proceedings” in the Notes to Consolidated Financial Statements, contained in Part II, in Item 8 of this Report, is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock. Our common stock is listed on the NYSE under the symbol “FNB.” As of January 31, 2026, there were 13,171 holders of record of our common stock.
Dividends. Our Board declared cash dividends totaling $0.48 per share on our common stock in both 2025 and 2024. Holders of our common stock are entitled to receive cash dividends when declared by our Board of Directors out of legally available funds. The Board of Directors presently intends to continue the policy of paying quarterly cash dividends, however, there can be no assurance as to the timing or amount of future dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, our future earnings, existing and anticipated capital requirements, financial condition, regulatory constraints and such other factors as the Board determines relevant.
Share Repurchases. The following table provides information regarding FNB's purchases of our common stock as defined by Rule 10b-18(a)(3) of the Exchange Act during the quarter ended December 31, 2025.
.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2025	250,000	$15.39	250,000	$99,831,318
November 1 - November 30, 2025	400,000	$15.60	400,000	$93,588,118
December 1 - December 31, 2025	450,000	$17.19	450,000	$85,848,443
Total	1,100,000	$16.20	1,100,000

STOCK PERFORMANCE GRAPH
Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages
The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on our common stock (t), the S&P MidCap 400 Index (■), KBW NASDAQ Regional Banking Index (▲) and Russell 1000 Index (●). This stock performance graph assumes $100 was invested on December 31, 2020, and the cumulative return is measured as of each subsequent fiscal year end.
F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

Total Return Performance
$250
$200
$150
$100
$50
Index Value
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
F.N.B. Corporation
S&P MidCap 400 Index
KBW NASDAQ Regional Banking Index
KBW NASDAQ Bank Index
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
•changes in market interest rates, U.S. federal government shutdowns and the unpredictability of monetary, tax and other policies of government agencies, including tariffs or the imposition of new tariffs, trade wars, barriers or restrictions, or threats of such actions;
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
•risks associated with reliance on third-party vendors and AI;
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

Fair value represents the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. We use significant and complex estimates, assumptions and judgments when certain assets and liabilities are required to be recorded at or adjusted to fair value. Where available, fair value and information used to record valuation adjustments for certain assets or liabilities is based on either quoted market prices or are provided by independent third-party sources, including appraisers and valuation specialists. When such third-party information is not available, we may estimate fair value by using cash flow and other financial modeling techniques. Our assumptions about what a market participant would use in pricing an asset or liability is developed based on the best information available at the time of measurement. These estimates are inherently subjective and can result in significant changes in the fair value estimates especially given fluctuations in interest rates over the life of the asset or liability. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility.
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
In connection with the preparation of the year-end 2025 financial statements, we completed our annual goodwill impairment test as of October 1, 2025. No impairment was identified in any of our reporting units. We also performed a qualitative analysis through year-end and concluded that it was not more-likely-than-not that the fair value of one or more of our reporting units was below its respective carrying amount, and therefore no triggering event has occurred, as of December 31, 2025.
Inputs and assumptions used in estimating fair value included projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates, anticipated cost savings and an evaluation of market comparables and recent transactions. Goodwill assessments are highly sensitive to economic projections and the related assumptions and estimates used by management. In the event of a prolonged economic downturn or deterioration in the economic outlook, interim quantitative assessments of our goodwill balance could be required in future periods. Any impairment charge would not directly affect our regulatory capital ratios, tangible common equity, tangible book value per share or liquidity position.
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
Recent Accounting Pronouncements and Developments
Note 2, “New Accounting Standards” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by us in 2025 and the expected impact of accounting pronouncements recently issued but not yet required to be adopted.
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
Management believes certain items (e.g., merger expenses, FDIC special assessment and realized loss on investment securities restructuring) are not organic to running our operations and facilities. These items are considered significant items impacting earnings as they are deemed to be outside of ordinary banking activities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.
To facilitate peer comparisons of net interest margin and efficiency ratio, we use net interest income on a taxable-equivalent basis in calculating net interest margin by increasing the interest income earned on tax-exempt assets (loans and investments) to make it fully equivalent to interest income earned on taxable investments (this adjustment is not permitted under GAAP). Taxable-equivalent amounts for 2025, 2024 and 2023 were calculated using a federal statutory income tax rate of 21%.
OVERVIEW
FNB, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of December 31, 2025, we had 355 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia. We provide a full range of commercial banking, consumer banking, insurance and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and equipment financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.
FINANCIAL SUMMARY
For 2025, net income available to common shareholders was $565.4 million, or $1.56 per diluted common share. Comparatively, net income available to common shareholders for 2024 totaled $459.3 million, or $1.27 per diluted common share. On an operating basis, 2025 earnings per diluted common share (non-GAAP) was $1.59, excluding $0.03 per diluted common share (non-GAAP) of significant items impacting earnings. Operating earnings per diluted common share (non-GAAP) for 2024 was $1.39, excluding $0.12 per diluted common share of significant items impacting earnings.
We achieved multiple records for the full year of 2025, including total revenue of $1.8 billion, operating net income available to common shareholders (non-GAAP) of $577 million and operating earnings per diluted common share (non-GAAP) of $1.59 and all-time revenue highs for seven of our fee-based businesses. Our strong profitability and capital generation resulted in tangible book value per share (non-GAAP) of $11.87, a 13% increase from December 31, 2024. Additionally, total assets crossed $50 billion at the end of 2025. Throughout 2025, we remained focused on positioning the balance sheet for continued future success including managing loan concentrations and improving the loan-to-deposit ratio to 89.7%. Our investments in technology, AI and data analytics are driving automation, efficiency, and the flexibility to continue reinvesting in revenue‑generating businesses and an enhanced omnichannel customer experience, all while delivering positive operating leverage. Our financial results reflect disciplined execution of our strategy: diversifying revenue, allocating capital wisely, maintaining a resilient, well‑underwritten loan portfolio, and strengthening our role as our clients’ primary bank through continued eStore and digital innovation.
Income Statement Highlights (2025 compared to 2024)
•Total revenue of $1.8 billion, an increase of $168.2 million, or 10.5%, and a new record level.
•Net interest income was $1.4 billion, up $115.3 million, or 9.0%, reflecting growth in average earning assets and lower interest-bearing deposit and borrowing costs, partially offset by lower yields on earning assets.
•Net interest margin (FTE) (non-GAAP) increased 10 basis points to 3.19% from 3.09%. The cost of funds decreased 23 basis points to 2.22% with the cost of interest-bearing deposits decreasing 31 basis points to 2.65%, short-term borrowings decreasing 71 basis points and long-term debt decreasing 19 basis points. These decreases more than offset the yield reduction on earning assets (non-GAAP) by 13 basis points to 5.29%. The FOMC lowered the target federal funds rate by 75 basis points during 2025.
•The provision for credit losses totaled $86.0 million, compared to $79.8 million, with the increase primarily due to loan growth and net charge-off activity.
•Non-interest income totaled a record $369.3 million, increasing $52.9 million, or 16.7%, compared to $316.4 million. On an operating basis (non-GAAP), non-interest income increased $18.9 million, or 5.4%, when excluding the $34.0 million realized loss (pre-tax) on an investment securities restructuring in 2024. The strong performance in 2025 was due to the continued successful execution of our diversified fee-based business initiatives with the largest increases in wealth management, capital markets income and other non-interest income.
•Non-interest expense was $1.0 billion, compared to $961.3 million. Excluding significant items, operating non-interest expense (non-GAAP) increased $53.1 million, or 5.6%. Salaries and employee benefits increased $26.2 million, or 5.2%, due to normal annual merit increases, higher production-related commissions given the strong non-interest income activity, strategic hiring associated with our focus to grow market share and continued investments in our risk management infrastructure. Outside services increased $11.1 million, or 11.5%, due to higher volume-related technology and third-party costs. Occupancy and equipment increased $8.8 million, or 5.0%, primarily from technology-related investments and higher occupancy costs. Significant items of $14.4 million (pre-tax) reflected a $20.0 million contribution to the FNB Foundation, demonstrating a continued commitment and strong support of the communities we serve, and a reduction in our FDIC special assessment of $5.6 million (pre-tax).
•Earnings per diluted common share was $1.56, compared to $1.27, an increase of 22.8%. Operating earnings per diluted common share (non-GAAP) was $1.59, compared to $1.39, an increase of 14.4%.

•The efficiency ratio (non-GAAP) remained at a favorable level of 54.8%, compared to 55.6%.
•We recognized investment tax credits of $37.2 million as a benefit to income taxes in the fourth quarter of 2025 from a renewable energy project financing transaction which is a core element of our Equipment Finance business strategy. A related non-credit valuation impairment of $4.4 million (pre-tax) was recognized on the financing receivable in other non-interest expense. Comparatively in the prior year, we recognized investment tax credits of $28.4 million as a benefit to income taxes from a renewable energy project financing transaction. A related non-credit valuation impairment of $10.4 million (pre-tax) was recognized on the financing receivable in other non-interest expense in 2024.
•Income tax expense increased $13.6 million, or 15.0%. The effective tax rate was 15.5%, compared to 16.3%.
Balance Sheet Highlights (2025 compared to 2024, unless otherwise indicated)
•Total assets were $50.2 billion, compared to $48.6 billion, an increase of $1.6 billion, or 3.3%, primarily from organic growth in loans of $838.3 million and increased investment securities of $398.3 million.
•Period-end total loans and leases increased $838.3 million, or 2.5%. Consumer loans increased $1.1 billion, or 8.4%, partially offset by the transfer of approximately $200 million of performing residential mortgage loans to held for sale in December 2025. Commercial loans and leases decreased $239.2 million, or 1.1%, due to higher loan balance attrition from secondary market activity. Our overall loan growth was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
•Period-end total deposits increased $1.7 billion, or 4.5%, driven by an increase of $1.7 billion in interest-bearing demand deposits and $153.0 million in non-interest-bearing demand deposits more than offsetting the decline of $191.8 million in time deposits and $39.8 million in savings deposits. The mix of non-interest-bearing demand deposits to total deposits equaled 26% at December 31, 2025 and December 31, 2024.
•The ratio of loans to deposits improved to 89.7%, compared to 91.5% at December 31, 2024.
•Total borrowings decreased $350.1 million due to various long-term debt maturities and redemptions in addition to deposit growth to cover our funding needs. During 2025, $350.0 million in senior debt issued in August 2022 matured, $25.0 million in other subordinated debt was redeemed and $100.0 million in other subordinated debt issued in October 2015 matured.
•The ratio of non-performing loans plus OREO to total loans and leases plus OREO decreased 17 basis points to 0.31% and total delinquency decreased 12 basis points to 0.71%. Overall, asset quality metrics continue to remain at solid levels, reflecting continued proactive management of the loan portfolio. Net charge-offs totaled $70.5 million, or 0.20% of total average loans, compared to $62.7 million, or 0.19%.
•The ACL on loans and leases totaled $439 million at December 31, 2025, compared to $423 million with the increase reflecting net loan growth. The ratio of the ACL to total loans and leases was stable at 1.26%, compared to 1.25% at December 31, 2024.
•The dividend payout ratio for 2025 was 30.8%, compared to 38.0%.
•Book value per common share of $18.92 increased 8.0%, and tangible book value per common share (non-GAAP) of $11.87 increased $1.38, or 13.2%. AOCI reduced the tangible book value per common share (non-GAAP) by $0.18 as of December 31, 2025, compared to $0.47 at the end of 2024, primarily due to the impact of unrealized losses on AFS securities.
•The CET1 capital ratio was a record of 11.36% at December 31, 2025, benefiting from increased retained earnings growth, compared to 10.58% at December 31, 2024.
•During 2025, we repurchased $50 million, or 3.3 million shares, of our common stock at a weighted average share price of $14.92 while maintaining capital above stated operating levels and supporting loan growth.

TABLE 1

Year-to-Date Results Summary	2025	2024
Reported results
Net income available to common shareholders (millions)	$565.4	$459.3
Earnings per diluted common share	1.56	1.27
Book value per common share	18.92	17.52
Operating results (non-GAAP)
Operating net income available to common shareholders (millions)	$576.7	$505.2
Operating earnings per diluted common share	1.59	1.39
Average diluted common shares outstanding (thousands)	361,954	362,638
Significant items impacting earnings (1) (millions)
Preferred dividend equivalent at redemption	$—	$(4.0)
FNB Foundation contribution (pre-tax)	(20.0)	—
FNB Foundation contribution (after-tax)	(15.8)	—
Branch consolidation costs (pre-tax)	—	(1.2)
Branch consolidation costs (after-tax)	—	(0.9)
FDIC assessment (pre-tax)	5.6	(5.2)
FDIC assessment (after-tax)	4.5	(4.1)
Realized loss on investment securities restructuring (pre-tax)	—	(34.0)
Realized loss on investment securities restructuring (after-tax)	—	(26.8)
Software impairment (pre-tax)	—	(3.7)
Software impairment (after-tax)	—	(2.9)
Loss related to indirect auto loan sales (pre-tax)	—	(9.0)
Loss related to indirect auto loan sales (after-tax)	—	(7.1)
Total significant items (after-tax)	$(11.3)	$(45.8)
Capital measures
CET1 capital ratio	11.36%	10.58%
Tangible common equity to tangible assets (non-GAAP)	8.89	8.18
Tangible book value per common share (non-GAAP)	$11.87	$10.49
(1) Favorable (unfavorable) impact on earnings
RESULTS OF OPERATIONS
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Net income available to common shareholders was $565.4 million or $1.56 per diluted common share, compared to net income available to common shareholders of $459.3 million or $1.27 per diluted common share. Operating net income available to common shareholders (non-GAAP) was $576.7 million, or $1.59 per diluted common share (non-GAAP), compared to $505.2 million, or $1.39 per diluted common share (non-GAAP). The results for 2025 included record net interest income of $1.4 billion, a 9.0% increase, record non-interest income of $369.3 million, provision for credit losses of $86.0 million with stable asset quality, and non-interest expense of $995.4 million on an operating basis (non-GAAP). During 2025, significant items impacting earnings of $11.3 million (see Table 1) were recognized. In comparison, the 2024 results included net interest income of $1.3 billion, provision for credit losses of $79.8 million, non-interest income of $350.4 million on an operating basis (non-GAAP) and operating non-interest expense (non-GAAP) of $942.3 million. During 2024, significant items impacting earnings of $45.8 million (see Table 1) were recognized.

The major categories of the Consolidated Statements of Income and their respective impact to the increase (decrease) in net income are presented in the following table:
TABLE 2

	Year Ended December 31		$ Change	% Change
(dollars in thousands, except per share data)	2025	2024
Net interest income	$1,395,755	$1,280,443	$115,312	9.0%
Provision for credit losses	85,951	79,776	6,175	7.7
Non-interest income	369,292	316,395	52,897	16.7
Non-interest expense	1,009,740	961,339	48,401	5.0
Income taxes	103,969	90,391	13,578	15.0
Net income	565,387	465,332	100,055	21.5
Less: Preferred stock dividends (1)	—	6,005	(6,005)	(100.0)
Net income available to common shareholders	$565,387	$459,327	$106,060	23.1%
Earnings per common share – Basic	$1.57	$1.27	$0.30	23.6%
Earnings per common share – Diluted	1.56	1.27	0.29	22.8
Cash dividends per common share	0.48	0.48	—	—
(1) In 2024, we redeemed all our 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock. The preferred stock is no longer outstanding and dividends will no longer accrue on such securities.
The following table presents selected financial ratios and other relevant data used to analyze our performance:
TABLE 3

Year Ended December 31	2025	2024
Return on average equity	8.66%	7.59%
Return on average tangible common equity (1)	14.42	13.21
Return on average assets	1.15	0.99
Return on average tangible assets (1)	1.24	1.08
Equity to assets	13.46	12.96
Average equity to average assets	13.27	13.10
Tangible common equity to tangible assets (1)	8.89	8.18
CET1 capital ratio	11.36	10.58
Dividend payout ratio	30.83	38.03
Book value per common share	$18.92	$17.52
Tangible book value per common share (1)	11.87	10.49
(1) Non-GAAP

The following table provides information regarding the average balances and yields earned on interest-earning assets (non-GAAP) and the average balances and rates paid on interest-bearing liabilities:
TABLE 4

	Year Ended December 31
	2025			2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-bearing deposits with banks	$1,738,835	$69,958	4.02%	$1,016,253	$42,894	4.22%	$1,053,176	$40,860	3.88%
Taxable investment securities (1)	6,586,431	231,135	3.51	6,189,126	194,815	3.15	6,099,052	148,374	2.43
Tax-exempt investment securities (1) (2)	1,004,803	35,007	3.48	1,027,913	35,453	3.45	1,052,416	36,476	3.46
Loans held for sale	272,587	19,790	7.26	213,210	16,469	7.72	131,985	9,496	7.19
Loans and leases (2) (3)	34,590,865	1,981,957	5.73	33,320,176	1,974,205	5.92	31,372,574	1,749,786	5.58
Total interest-earning assets (2)	44,193,521	2,337,847	5.29	41,766,678	2,263,836	5.42	39,709,203	1,984,992	5.00
Cash and due from banks	398,313			400,194			435,271
Allowance for credit losses	(437,404)			(419,291)			(409,342)
Premises and equipment	554,540			493,820			456,844
Other assets	4,514,166			4,571,166			4,417,627
Total assets	$49,223,136			$46,812,567			$44,609,603
Liabilities
Deposits:
Interest-bearing demand	$17,337,972	439,467	2.53	$15,204,358	416,860	2.74	$14,296,571	283,914	1.99
Savings	3,129,059	29,943	0.96	3,314,905	39,926	1.20	3,766,920	37,338	0.99
Certificates and other time	7,344,944	267,655	3.64	6,929,342	297,183	4.29	5,176,674	173,680	3.36
Total interest-bearing deposits	27,811,975	737,065	2.65	25,448,605	753,969	2.96	23,240,165	494,932	2.13
Short-term borrowings	1,651,597	67,891	4.09	2,057,597	99,055	4.80	2,075,751	77,883	3.75
Long-term borrowings	2,502,234	124,829	4.99	2,292,523	118,683	5.18	1,685,554	83,332	4.94
Total interest-bearing liabilities	31,965,806	929,785	2.91	29,798,725	971,707	3.26	27,001,470	656,147	2.43
Non-interest-bearing demand deposits	9,847,253			9,897,298			10,900,280
Total deposits and borrowings	41,813,059		2.22	39,696,023		2.45	37,901,750		1.73
Other liabilities	878,912			984,198			856,771
Total liabilities	42,691,971			40,680,221			38,758,521
Shareholders’ equity	6,531,165			6,132,346			5,851,082
Total liabilities and shareholders’ equity	$49,223,136			$46,812,567			$44,609,603
Net interest-earning assets	$12,227,715			$11,967,953			$12,707,733
Net interest income (FTE) (2)		1,408,062			1,292,129			1,328,845
Tax-equivalent adjustment		(12,307)			(11,686)			(12,341)
Net interest income		$1,395,755			$1,280,443			$1,316,504
Net interest spread			2.38%			2.16%			2.57%
Net interest margin (2)			3.19%			3.09%			3.35%
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

Net Interest Income
Net interest income on an FTE basis (non-GAAP) totaled $1.4 billion, increasing $115.9 million, or 9.0%, reflecting growth in earning assets and a lower cost of funds, partially offset by lower yields on earning assets. Average earning assets grew $2.4 billion, or 5.8%, primarily driven by growth in loans, investment securities and interest-bearing deposits with banks. Additionally, we reinvested the proceeds of the AFS securities sold in November 2024 as part of our balance sheet repositioning with an average yield of 1.41% into securities yielding 4.78% with a similar duration and convexity profile. Total cost of funds decreased 23 basis points to 2.22%, with a 31 basis point decrease in interest-bearing deposit costs to 2.65% and a 42 basis point decrease in total borrowing costs. The yield on earning assets (non-GAAP) decreased 13 basis points to 5.29%, driven by a 19 basis point decline in yields on loans to 5.73%, partially offset by a 32 basis point increase in yields on investment securities to 3.51%, which benefited from the previously mentioned balance sheet restructuring actions. The net interest margin (FTE) (non-GAAP) increased 10 basis points to 3.19%. The FOMC lowered the target federal funds rate by 75 basis points during 2025 and by 100 basis points during 2024.
The following table provides certain information regarding changes in net interest income on an FTE basis (non-GAAP) attributable to changes in the average volumes and yields earned on interest-earning assets and the average volume and rates paid for interest-bearing liabilities for the periods indicated:
TABLE 5

	2025 vs 2024			2024 vs 2023
(in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest Income (1)
Interest-bearing deposits with banks	$29,085	$(2,021)	$27,064	$(1,447)	$3,481	$2,034
Investment securities (2)	14,637	21,237	35,874	1,461	43,957	45,418
Loans held for sale	4,466	(1,146)	3,320	5,723	1,250	6,973
Loans and leases (2)	61,930	(54,178)	7,752	112,573	111,846	224,419
Total interest income (2)	110,118	(36,108)	74,010	118,310	160,534	278,844
Interest Expense (1)
Deposits:
Interest-bearing demand	73,832	(51,225)	22,607	40,699	92,247	132,946
Savings	(3,493)	(6,491)	(9,984)	604	1,984	2,588
Certificates and other time	14,802	(44,331)	(29,529)	65,812	57,691	123,503
Short-term borrowings	(19,612)	(11,552)	(31,164)	2,999	18,173	21,172
Long-term borrowings	10,348	(4,202)	6,146	30,657	4,694	35,351
Total interest expense	75,877	(117,801)	(41,924)	140,771	174,789	315,560
Net change (2)	$34,241	$81,693	$115,934	$(22,461)	$(14,255)	$(36,716)
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
Interest income on an FTE basis (non-GAAP) of $2.3 billion, increased $74.0 million, or 3.3%, resulting from growth in average earning assets of $2.4 billion. The yield on average earning assets (non-GAAP) decreased 13 basis points to 5.29%, driven by a 19 basis point decline in yields on loans to 5.73%, partially offset by a 32 basis point increase in yields on investment securities to 3.51% benefiting from balance sheet repositioning actions in 2024.
Interest expense of $929.8 million decreased $41.9 million primarily due to a 23 basis point reduction in the cost of funds, partially offset by growth in average interest-bearing deposits. Average total deposits increased $2.3 billion, or 6.5%, reflecting robust organic growth in new and existing customer relationships. The decrease in total cost of funds is comprised of a 42 basis point decrease in total borrowing costs to 4.64% and a 31 basis point decrease in interest-bearing deposit costs to 2.65%.

Provision for Credit Losses
Provision for credit losses is determined based on management’s estimates of the appropriate level of ACL needed to absorb expected life-of-loan losses in the loan and lease portfolio, after giving consideration to charge-offs and recoveries for the period. The following table presents information regarding the provision for credit losses expense and net charge-offs for the years 2023 through 2025:
TABLE 6

			2025 vs 2024			2024 vs 2023
(dollars in thousands)	2025	2024	$ Change	% Change	2023	$ Change	% Change
Provision for credit losses on loans and leases	$87,181	$79,904	$7,277	9%	$71,607	$8,297	12%
Provision for unfunded loan commitments	(1,272)	(98)	(1,174)	(1,198)	99	(197)	(199)
Total provision for credit losses on loans and leases	85,909	79,806	6,103	8	71,706	8,100	11
Provision for investment securities	42	(30)	72	(240)	48	(78)	(163)
Total provision for credit losses	$85,951	$79,776	$6,175	8%	$71,754	$8,022	11%
Net loan charge-offs	$70,451	$62,660	$7,791	12%	$67,755	$(5,095)	(8)%
Net loan charge-offs / total average loans and leases	0.20%	0.19%			0.22%
Provision for credit losses of $86.0 million during 2025 increased $6.2 million from 2024. The provision for credit losses in 2025 and 2024 was primarily due to loan growth and charge-off activity. Our non-performing loan coverage position remains strong at 418%. For 2025, net charge-offs were $70.5 million, or 0.20% of total average loans, compared to 2024 net charge-offs of $62.7 million, or 0.19% of total average loans. The ACL was $439.5 million as of December 31, 2025, an increase of $16.7 million from December 31, 2024, with the ratio of the ACL to total loans and leases increasing 1 basis point to 1.26%. For additional information relating to the allowance and provision for credit losses, refer to the Allowance for Credit Losses on Loans and Leases section of this MD&A.

Non-Interest Income
The breakdown of non-interest income for the years 2023 through 2025 is presented in the following table:
TABLE 7

			2025 vs 2024			2024 vs 2023
(dollars in thousands)	2025	2024	$ Change	% Change	2023	$ Change	% Change
Service charges	$92,489	$90,996	$1,493	1.6%	$81,892	$9,104	11.1%
Interchange and card transaction fees	52,393	51,539	854	1.7	52,752	(1,213)	(2.3)
Trust services	47,849	45,576	2,273	5.0	42,490	3,086	7.3
Insurance commissions and fees	20,173	22,370	(2,197)	(9.8)	23,104	(734)	(3.2)
Securities commissions and fees	35,699	31,005	4,694	15.1	27,734	3,271	11.8
Capital markets income	26,629	24,239	2,390	9.9	27,103	(2,864)	(10.6)
Mortgage banking operations	28,111	27,380	731	2.7	20,692	6,688	32.3
Dividends on non-marketable equity securities	23,521	25,046	(1,525)	(6.1)	21,262	3,784	17.8
Bank owned life insurance	18,660	16,741	1,919	11.5	11,945	4,796	40.2
Net securities gains (losses)	58	(34,011)	34,069	n/m	(67,432)	33,421	49.6
Other	23,710	15,514	8,196	52.8	12,790	2,724	21.3
Total non-interest income	$369,292	$316,395	$52,897	16.7%	$254,332	$62,063	24.4%
n/m - not meaningful
Total non-interest income for 2025 was a record level and increased $52.9 million, or 16.7%. Excluding significant items totaling $34.0 million in 2024, operating non-interest income (non-GAAP) increased $18.9 million, or 5.4%. The variances in significant individual non-interest income line items between 2025 and 2024 are explained in the following paragraphs.
Service charges increased $1.5 million, or 1.6%, with strong treasury management activity and higher consumer transaction volumes.
Wealth management revenues increased $7.0 million, or 9.1%, as securities commissions and fees and trust services income increased 15.1% and 5.0%, respectively, through continued strong contributions across the geographic footprint. Additionally, the market value of assets under administration increased $0.7 billion, or 4.7%, to $14.9 billion at December 31, 2025.
Insurance commissions and fees decreased $2.2 million, or 9.8%, primarily due to lower contingent fees during 2025.
Capital markets income increased $2.4 million, or 9.9%, driven by debt capital markets and international banking income, as well as contributions from customer swap activity, syndications, public finance and advisory services.
Mortgage banking operations income increased $0.7 million, or 2.7%, driven by improved gain on sale from strong production volumes partially offset by a net MSR fair value recovery of $2.7 million in the fourth quarter of 2024. During 2025, we sold $1.5 billion of originated residential mortgage loans, an increase of 9.5% compared to $1.4 billion for 2024.
Dividends on non-marketable equity securities decreased $1.5 million, or 6.1%, related to a decrease in average FHLB stock tied to lower FHLB borrowings slightly offset by a higher average rate.
BOLI increased $1.9 million, or 11.5%, reflecting higher life insurance claims.
Net securities losses decreased $34.1 million in 2025 due to sales of AFS securities totaling $231.4 million in the fourth quarter of 2024 as part of balance sheet restructuring activities. These realized losses were significant items impacting earnings.
Other non-interest income increased $8.2 million, or 52.8%, primarily due to a $5.4 million recovery on an other asset previously written off as part of the 2017 Yadkin Financial Corporation acquisition as well as gains on the disposition of leased equipment.

The following table presents non-interest income excluding significant items impacting earnings:
TABLE 8

			$	%
(dollars in thousands)	2025	2024	Change	Change
Total non-interest income, as reported	$369,292	$316,395	$52,897	16.7%
Significant items:
Realized loss on investment securities restructuring	—	33,980	(33,980)
Total non-interest income, excluding significant items (1)	$369,292	$350,375	$18,917	5.4%
(1) Non-GAAP
Non-Interest Expense
The breakdown of non-interest expense for the years 2023 through 2025 is presented in the following table:
TABLE 9

			2025 vs 2024			2024 vs 2023
(dollars in thousands)	2025	2024	$ Change	% Change	2023	$ Change	% Change
Salaries and employee benefits	$530,326	$504,101	$26,225	5.2%	$461,677	$42,424	9.2%
Net occupancy	78,047	79,057	(1,010)	(1.3)	70,802	8,255	11.7
Equipment	107,410	97,607	9,803	10.0	90,818	6,789	7.5
Outside services	107,276	96,173	11,103	11.5	83,885	12,288	14.6
Marketing	20,404	20,884	(480)	(2.3)	17,316	3,568	20.6
FDIC insurance	28,341	41,460	(13,119)	(31.6)	60,815	(19,355)	(31.8)
Bank shares tax	13,292	13,596	(304)	(2.2)	13,609	(13)	(0.1)
Other	124,644	108,461	16,183	14.9	116,514	(8,053)	(6.9)
Total non-interest expense	$1,009,740	$961,339	$48,401	5.0%	$915,436	$45,903	5.0%
Total non-interest expense increased $48.4 million, or 5.0%. Excluding significant items totaling $14.4 million in 2025 and $19.1 million in 2024, operating non-interest expense (non-GAAP) increased $53.1 million, or 5.6%. The variances in significant individual non-interest expense items between 2025 and 2024 are explained in the following paragraphs.
Salaries and employee benefits increased $26.2 million, or 5.2%, primarily related to normal annual merit increases, higher production-related commissions, strategic hiring associated with our focus to grow market share and continued investments in our risk management infrastructure. Our total full-time equivalent employees were 4,205 and 4,192 at December 31, 2025 and 2024, respectively.
Net occupancy and equipment expense increased $8.8 million, or 5.0%, primarily from continued technology-related investments and increased occupancy expenses including de novo branch expansion.
Outside services increased $11.1 million, or 11.5%, with higher volume-related technology and third-party costs.
FDIC insurance expense decreased $13.1 million, or 31.6%, primarily due to the FDIC's updated estimate of its special assessment to replenish the FDIC's Deposit Insurance Fund associated with protecting uninsured depositors following the failed banks in early 2023. The updated estimate resulted in a $5.6 million reduction to the FDIC special assessment in 2025 compared to additional expense of $5.2 million in 2024.
Other non-interest expense was $124.6 million and $108.5 million for 2025 and 2024, respectively. The increase was primarily due to the $20.0 million FNB Foundation contribution, the impact of Community Uplift, a mortgage down payment assistance program that was enhanced and expanded in conjunction with our previously announced settlement agreement with the DOJ in 2025 and a $9.0 million loss on the indirect auto loan sales in 2024. Also included were financing receivable non-credit impairments from renewable energy investment tax credit transactions of $4.4 million (pre-tax) and $10.4 million (pre-tax) in 2025 and 2024, respectively.
The following table presents non-interest expense excluding significant items impacting earnings:
TABLE 10

(dollars in thousands)	2025	2024	$ Change	% Change
Total non-interest expense, as reported	$1,009,740	$961,339	$48,401	5.0%
Significant items:
FNB Foundation contribution	(20,000)	—	(20,000)
Branch consolidation costs	—	(1,194)	1,194
FDIC special assessment	5,647	(5,212)	10,859
Software impairment	—	(3,690)	3,690
Loss related to indirect auto loan sales	—	(8,969)	8,969
Total non-interest expense, excluding significant items (1)	$995,387	$942,274	$53,113	5.6%
(1) Non-GAAP
Income Taxes
The following table presents information regarding income tax expense and certain tax rates:
TABLE 11

Year ended December 31	2025	2024	2023
(dollars in thousands)
Income tax expense	$103,969	$90,391	$98,795
Effective tax rate	15.5%	16.3%	16.9%
Statutory federal tax rate	21.0	21.0	21.0
Our income tax expense for 2025 increased $13.6 million, or 15.0%, from 2024. This increase is primarily attributable to higher pre-tax earnings, partially offset by investment tax credits recognized as part of renewable energy project financing transactions. The effective tax rate was 15.5% for 2025, compared to 16.3% for 2024, primarily due to higher levels of investment tax credits in 2025. Effective tax rates are lower than the 21% federal statutory rate due to the tax benefits resulting from tax credits, tax-exempt income on investments and loans and income from BOLI.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Refer to the MD&A in our 2024 Annual Report on Form 10-K filed with the SEC on February 27, 2025 for a comparison of 2024 to 2023.

FINANCIAL CONDITION
The following table presents our condensed Consolidated Balance Sheets:
TABLE 12

December 31	2025	2024	$ Change	% Change
(dollars in millions)
Assets
Cash and cash equivalents	$2,498	$2,419	$79	3.3%
Investment securities	7,844	7,445	399	5.4
Loans held for sale	515	218	297	136.2
Loans and leases, net	34,338	33,516	822	2.5
Goodwill and other intangibles	2,516	2,529	(13)	(0.5)
Other assets	2,518	2,498	20	0.8
Total Assets	$50,229	$48,625	$1,604	3.3%
Liabilities and Shareholders’ Equity
Deposits	$38,759	$37,107	$1,652	4.5%
Borrowings	3,918	4,268	(350)	(8.2)
Other liabilities	793	948	(155)	(16.4)
Total Liabilities	43,470	42,323	1,147	2.7
Shareholders’ Equity	6,759	6,302	457	7.3
Total Liabilities and Shareholders’ Equity	$50,229	$48,625	$1,604	3.3%
The increase in both assets and liabilities is primarily due to solid organic loan growth in the current macroeconomic environment and robust deposit growth.
The increase in earning assets was primarily driven by a $0.8 billion, or 2.5%, increase in loans and leases, an increase of $109 million in interest-bearing deposits with banks and an increase in investment securities of $398 million. Consumer loans increased $1.1 billion, or 8.4%, with a $0.9 billion increase in residential mortgages largely due to the continued successful execution in key markets and our long-standing strategy of serving the purchase market. Indirect installment loans increased $28 million, or 3.8%, reflecting the auto loan sales that closed in the first and third quarters of 2024, partially offset by new organic growth in the portfolio. Commercial loans declined $240 million, or 1.1%, primarily in the commercial leases and commercial and industrial loans categories.
The growth in interest-bearing demand deposits of $1.7 billion and non-interest-bearing demand deposits of $153 million more than offset the decline in time deposits of $192 million and savings deposits of $40 million. The funding mix has remained stable with non-interest-bearing demand deposits comprising 26% of total deposits at both December 31, 2025 and December 31, 2024. Short-term borrowings increased $761 million, or 60.6% and long-term borrowings decreased $1.1 billion, or 36.9%, primarily reflecting the maturity of $350 million in senior notes in August 2025 and a decrease in FHLB borrowings given our organic deposit growth.
Lending Activity
The loan and lease portfolio consists principally of loans and leases to individuals and small- and medium-sized businesses within our primary markets in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. Loans held for sale increased $297 million, or 136.2%, from December 31, 2024, primarily from the transfer of approximately $200 million of performing residential mortgage loans to held for sale in anticipation of a loan sale expected to close in the first quarter of 2026 as part of balance sheet management actions.

Following is a summary of loans and leases:
TABLE 13

December 31	2025	2024	$ Change	% Change
(dollars in millions)
Commercial real estate	$12,274	$12,705	$(431)	(3.4)%
Commercial and industrial	7,718	7,550	168	2.2
Commercial leases	791	765	26	3.4
Other	141	144	(3)	(2.1)
Total commercial loans and leases	20,924	21,164	(240)	(1.1)
Direct installment	2,678	2,676	2	0.1
Residential mortgages	8,882	7,986	896	11.2
Indirect installment	767	739	28	3.8
Consumer lines of credit	1,526	1,374	152	11.1
Total consumer loans	13,853	12,775	1,078	8.4
Total loans and leases	$34,777	$33,939	$838	2.5%
Total loans and leases increased $0.8 billion, or 2.5%, to $34.8 billion at December 31, 2025, compared to $33.9 billion at December 31, 2024, reflecting an increase in consumer loans of $1.1 billion, or 8.4%, while commercial loans and leases decreased slightly by $239.2 million or 1.1% due to higher loan balance attrition from secondary market activity. Our organic loan growth in 2025 was driven by the continued success of our strategy to grow high-quality loans and deepen customer relationships across our diverse geographic footprint.
As of December 31, 2025, 30.9% of the commercial real estate loans were owner-occupied, while the remaining 69.1% were non-owner-occupied, compared to 29.0% and 71.0%, respectively, as of December 31, 2024. As of December 31, 2025 and 2024, we had commercial construction loans of $2.3 billion and $2.4 billion, respectively, representing 6.5% and 7.2% of total loans and leases, respectively. We strategically decreased our commercial real estate concentration organically over the past two years. Our commercial real estate portfolio included $8.5 billion of non-owner occupied loans, of which 18.0% represented office loans. Our top 25 non-owner occupied commercial real estate loans averaged approximately $23 million per exposure with the office component primarily made up of mid-sized offices located outside of central business districts and 42% of the office portfolio averaging less than $5 million per exposure. Additionally, as of December 31, 2025 and 2024, we had residential construction loans of $287.8 million and $277.0 million, respectively, representing 0.8% for both periods of total loans and leases.
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
Within our primary lending footprint, certain industries are more predominant given the geographic location of these lending markets. We strive to maintain a diverse commercial loan portfolio by avoiding undue concentrations or exposures to any particular sector, and we actively monitor our commercial loan portfolio to ensure that our industry mix is consistent with our risk appetite and within targeted thresholds. Several factors are taken into consideration when determining these thresholds, including recent economic and market trends. As of December 31, 2025 and 2024, there were no concentrations of loans relating to any industry in excess of 10% of total loans.
Additional information relating to originated loans and loans acquired in business combinations is provided in Note 5, “Loans and Leases” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of the maturity distribution of loan categories with fixed and floating interest rates as of December 31, 2025:
TABLE 14

(in millions)	Within 1 Year	1-5 Years	Over 5 Years Through 15 years	After 15 Years	Total
Commercial real estate	$2,397	$6,252	$3,226	$399	$12,274
Commercial and industrial	1,821	4,408	1,268	221	7,718
Commercial leases	84	431	273	3	791
Other	56	82	3	—	141
Total commercial loans and leases	4,358	11,173	4,770	623	20,924
Direct installment	62	219	1,491	906	2,678
Residential mortgages	9	72	363	8,438	8,882
Indirect installment	11	315	441	—	767
Consumer lines of credit	348	43	208	927	1,526
Total consumer loans	430	649	2,503	10,271	13,853
Total	$4,788	$11,822	$7,273	$10,894	$34,777
Loans with maturities over one year:
Fixed		$3,900	$3,625	$5,159	$12,684
Floating		7,922	3,648	5,735	17,305
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
Non-accrual loans of $105.2 million at December 31, 2025 decreased $54.3 million, or 34.0%, compared to December 31, 2024, attributed to a small number of commercial real estate loans, with both periods remaining at relatively low levels.

Following is a summary of non-performing loans and leases, by class, OREO and non-performing assets:
TABLE 15

December 31	2025	2024	$ Change	% Change
(dollars in millions)
Commercial real estate	$45	$88	$(43)	(48.9)%
Commercial and industrial	35	51	(16)	(31.4)
Commercial leases	3	3	—	—
Other	2	2	—	—
Total commercial loans and leases	85	144	(59)	(41.0)
Direct installment	4	2	2	100.0
Residential mortgages	12	7	5	71.4
Indirect installment	1	2	(1)	(50.0)
Consumer lines of credit	3	4	(1)	(25.0)
Total consumer loans	20	15	5	33.3
Total non-performing loans and leases	105	159	(54)	(34.0)
Other real estate owned	3	3	—	—
Total non-performing assets	$108	$162	$(54)	(33.3)%
Non-performing loans / total loans and leases	0.30%	0.47%
Non-performing loans plus OREO / total loans and leases plus OREO	0.31	0.48
Non-performing assets / total assets	0.22	0.33
Following is a summary of loans and leases 90 days or more past due on which interest accruals continue:
TABLE 16

December 31	2025	2024
(dollars in millions)
Total loans and leases 90 days or more past due	$13	$14
As a percentage of total loans and leases	0.04%	0.04%
Following is a table showing the amounts of contractual interest income and actual interest income related to non-performing loans:
TABLE 17

December 31	2025	2024	2023
(in millions)
Gross interest income:
Per contractual terms	$20	$24	$14
Recorded during the year	—	—	—
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
At December 31, 2025 and 2024, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at December 31, 2025, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which decreases 0.5% over our R&S forecast period, (iii) S&P Volatility, which decreases 2.2% in 2026 and 7.9% in 2027 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through-the-cycle period. While we have not changed our ACL modeling methodology, we continually assess our key macroeconomic variables and their correlation to our historical and expected portfolio performance. During the quarter ended September 30, 2025, we changed certain macroeconomic variables used for ACL modeling purposes as we believe the new variables better correlate to our historical performance over the economic cycles. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2024 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases 34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
Following is a summary of certain data related to the ACL and loans and leases:
TABLE 18

	Net Loan Charge-Offs (Recoveries)		Net Loan Charge-Offs to Average Loans		ACL at
Year Ended December 31	2025	2024	2025	2024	2025
(dollars in millions)
Commercial real estate	$28.7	$36.1	0.08%	0.11%	$175.9
Commercial and industrial	29.8	11.6	0.09	0.04	98.9
Commercial leases	0.2	0.2	—	—	26.2
Other commercial	3.7	2.8	0.01	0.01	4.4
Direct installment	0.2	0.7	—	—	25.7
Residential mortgages	1.9	1.4	—	—	92.4
Indirect installment	5.4	9.2	0.02	0.03	9.0
Consumer lines of credit	0.6	0.7	—	—	7.0
Total net loan charge-offs on loans and leases; net loan charge-offs/average loans	$70.5	$62.7	0.20%	0.19%	$439.5
Allowance for credit losses/total loans and leases			1.26%	1.25%
Allowance for credit losses/non-performing loans			417.66%	264.98%

The ACL on loans and leases of $439.5 million at December 31, 2025 increased $16.7 million, or 4.0%, from December 31, 2024. Our ending ACL coverage ratio was 1.26% December 31, 2025 compared to 1.25% at December 31, 2024. Total provision for credit losses during 2025 was $86.0 million, compared to $79.8 million for the same period in 2024. The year-over-year increase was driven primarily by loan growth and net charge-offs. Net charge-offs were $70.5 million, or 0.20%, of total average loans, compared to $62.7 million, or 0.19%, in 2024. The ACL as a percentage of non-performing loans for the total portfolio increased from 265% as of December 31, 2024 to 418% as of December 31, 2025.
Following is a summary of changes in the AULC by portfolio segment:
TABLE 19

Year Ended December 31	2025	2024	2023
(in millions)
Balance at beginning of period	$21.4	$21.5	$21.4
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	(1.1)	0.1	0.3
Consumer portfolio	(0.2)	(0.2)	(0.2)
Balance at end of period	$20.1	$21.4	$21.5
Following is a summary of the allocation of the ACL and the percentage of loans in each category to total loans:
TABLE 20

December 31	2025		2024
(dollars in millions)	Allowance	% of Loans	Allowance	% of Loans
Commercial real estate	$176	35%	$167	38%
Commercial and industrial	99	22	86	22
Commercial leases	26	2	23	2
Other	4	1	4	—
Commercial loans and leases	305	60	280	62
Direct installment	26	8	29	8
Residential mortgages	92	26	96	24
Indirect installment	9	2	10	2
Consumer lines of credit	7	4	9	4
Consumer loans	134	40	143	38
Total	$440	100%	$423	100%
Investment Activity
Investment activities serve to generate net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities HTM and carried at amortized cost. All other securities are categorized as securities AFS and are recorded at fair value. AFS debt securities in unrealized loss positions are evaluated for impairment related to credit loss at least quarterly. Management has determined that no credit loss exists on securities AFS. Securities, like loans, are subject to interest rate and credit risk. In addition, by their nature, securities classified as AFS are also subject to fair value risks that could negatively affect the level of liquidity available to us and shareholders’ equity. A change in the value of securities HTM could also negatively affect the level of shareholders’ equity if there was a decline in the underlying creditworthiness of the issuers. A CECL methodology is applied to securities HTM. As of December 31, 2025, securities HTM had a CECL ACL of $0.29 million.
As of December 31, 2025, debt securities classified as AFS and HTM totaled $3.7 billion and $4.1 billion, respectively. During 2025, debt securities AFS increased by $259.9 million and debt securities HTM increased by $138.4 million from December 31, 2024. As of December 31, 2025, AFS securities comprised 48% of the total securities portfolio and HTM securities comprised 52% of the total securities portfolio. As of December 31, 2025 and 2024, we did not hold any trading securities.
The following table indicates the respective contractual maturities and weighted-average yields of debt securities HTM, shown at amortized cost, as of December 31, 2025:
TABLE 21

(dollars in millions)	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after one year but within five years	$—	5.25%
Obligations of U.S. government agencies:
Maturing after five years but within ten years	—	6.27
States of the U.S. and political subdivisions:
Maturing within one year	4	3.01
Maturing after one year but within five years	99	2.86
Maturing after five years but within ten years	236	3.62
Maturing after ten years	643	3.67
Other debt securities:
Maturing after one year but within five years	1	8.53
Maturing after five years but within ten years	23	5.70
Residential MBS:
Agency MBS	784	2.15
Agency CMO	612	1.86
Commercial MBS	1,715	4.25
Total	$4,117	3.34%
The weighted average yields for tax-exempt debt securities are computed on an FTE basis using the federal statutory tax rate of 21.0%.

The amortized cost of AFS and HTM securities are summarized in the following table:

TABLE 22

December 31	2025	2024	$ Change	% Change
(dollars in millions)
Securities Available for Sale:
U.S. Treasury	$354	$274	$80	29.2%
U.S. government agencies	35	53	(18)	(34.0)
U.S. GSE	266	302	(36)	(11.9)
Residential MBS:
Agency MBS	801	714	87	12.2
Agency CMO	662	796	(134)	(16.8)
Commercial MBS	1,595	1,420	175	12.3
States of the U.S. and political subdivisions	20	24	(4)	(16.7)
Other debt securities	50	37	13	35.1
Total debt securities available for sale	$3,783	$3,620	$163	4.5%
Debt Securities Held to Maturity:
U.S. Treasury	$—	$1	$(1)	(100.0)%
U.S. GSE	—	29	(29)	(100.0)
Residential MBS:
Agency MBS	784	901	(117)	(13.0)
Agency CMO	612	714	(102)	(14.3)
Commercial MBS	1,715	1,326	389	29.3
States of the U.S. and political subdivisions	982	992	(10)	(1.0)
Other debt securities	24	16	8	50.0
Total debt securities held to maturity	$4,117	$3,979	$138	3.5%
n/m - not meaningful
In November 2024, we completed the sale of $231.4 million of AFS investment securities, which resulted in a realized loss (pre-tax) of $34.0 million in the fourth quarter of 2024. We reinvested proceeds from the sale of those investment securities with an average yield of 1.41% into investment securities yielding 4.78% with a similar duration and convexity profile.
For additional information relating to investment activity, see Note 3, “Investment Securities” in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Deposits
Our primary source of funds is deposits. Our diversified and granular deposit base is comprised of business, consumer and municipal customers who we serve within our footprint.
Following is a summary of deposits:
TABLE 23

December 31	2025	2024	$ Change	% Change
(dollars in millions)
Non-interest-bearing demand	$9,914	$9,761	$153	1.6%
Interest-bearing demand	18,399	16,668	1,731	10.4
Savings	3,138	3,178	(40)	(1.3)
Certificates and other time deposits	7,308	7,500	(192)	(2.6)
Total deposits	$38,759	$37,107	$1,652	4.5%
Total deposits increased $1.7 billion, or 4.5%, from December 31, 2024, primarily due to organic growth in new and existing customer relationships. We ended 2025 with approximately 77% of all deposits insured by the FDIC or collateralized. The mix of non-interest-bearing demand deposits to total deposits equaled 26% at both December 31, 2025 and December 31, 2024.
Following is a summary of estimated insured and uninsured time deposits in excess of the FDIC insurance limit by remaining maturity at December 31, 2025:
TABLE 24

(in millions)	Insured	Uninsured	Total
Three months or less	$2,543	$512	$3,055
Three to six months	2,190	323	2,513
Six to twelve months	1,050	305	1,355
Over twelve months	315	70	385
Total	$6,098	$1,210	$7,308
Short-Term Borrowings
Borrowings with original maturities of one year or less are classified as short-term. Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances and subordinated notes, increased to $2.0 billion at December 31, 2025 from $1.3 billion at December 31, 2024, primarily due to a $470.0 million increase in short-term FHLB borrowings.

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
Since inception of our $300 million stock purchase program, we repurchased $214.2 million, or 17.7 million shares, at a weighted average share price of $12.09, with $85.8 million remaining for repurchase under this program. During 2025, we repurchased 3.3 million shares at a weighted average share price of $14.92 for $49.9 million. Any repurchases will be made from time to time on the open market at prevailing market prices or in privately negotiated transactions. The purchases will be funded from available working capital. There is no guarantee as to the exact number of shares that will be repurchased and we may discontinue purchases at any time. The Inflation Reduction Act of 2022 requires a 1% excise tax on stock repurchases.
In 2024, we redeemed all our 7.25% Fixed Rate / Floating Rate Non-Cumulative Perpetual Preferred Stock in the amount of $111 million. The preferred stock is no longer outstanding and dividends will no longer accrue on such securities.
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
CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2025:
TABLE 25

(in millions)	Total
Deposits without a stated maturity	$31,451
Certificates and other time deposits	7,308
Operating leases	294
Long-term borrowings	1,901
Total	$40,954
The following table sets forth the amount of commitments to extend credit and standby letters of credit as of December 31, 2025:
TABLE 26

(in millions)	Total
Commitments to extend credit	$14,806
Standby letters of credit	263
Total	$15,069
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
Management utilizes various strategies to ensure sufficient cash on hand is available to meet the parent company's funding needs. Significant funding source for the parent company include dividends from subsidiaries, other operating income and access to the capital markets. During the fourth quarter of 2024, we successfully completed an offering of fixed to floating rate senior notes maturing in December 2030 for $496.7 million in net proceeds. The issuance was met with strong investor interest and was priced with a coupon of 5.722%, a spread of 165 basis points above the yield of a comparable term Treasury Note. This issuance contributed to the parent company cash position of $803.4 million at December 31, 2024. During the second quarter of 2025, we redeemed $25.0 million in other subordinated debt assumed from our previous acquisition of UB Bancorp that was set to reprice at a higher interest rate. During the third quarter of 2025, $350.0 million in senior debt that was issued in August 2022 matured. On October 1, 2025 $100.0 million of subordinated debt that was issued in 2015 matured. Further, we repurchased $49.9 million, or 3.3 million shares, of FNB stock at an average cost of $14.92. The parent company's cash position at December 31, 2025 was $288.4 million. We have historically been opportunistic when accessing the capital markets, and we expect to continue with that strategy.
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
TABLE 27

December 31	2025	2024	Internal Limit
Liquidity coverage ratio	2.3 times	1.5 times	> 1 time
Months of cash on hand	14.0 months	13.7 months	> 12 months
Parent company cash on hand (millions)	$288.4	$803.4	n/a
The LCR at December 31, 2025 improved because the 2024 ratio includes the previously mentioned $475.0 million of debt that matured or was redeemed in 2025 which are considered cash outflows for the ratio calculations. In 2026, there are no scheduled debt maturities, a positive for the ratio. Similarly, the MCH increased from December 31, 2024. Management has concluded that our cash levels remain appropriate given the current market environment.
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
Over time, our liquidity position has been positively impacted by FNBPA's ability to generate growth in relationship-based deposit accounts. Organic growth in low-cost transaction deposits has been complemented by management’s continued strategy of deposit gathering efforts focused on attracting new customer relationships across our geographic footprint and deepening relationships with existing customers, in part through internal lead generation efforts leveraging our data analytics capabilities. These successful strategies resulted in total deposit growth of $1.7 billion, or 4.5%, compared to December 31, 2024, with interest-bearing demand deposits and non-interest-bearing demand deposits increasing $1.7 billion and $153.0 million, respectively. Savings account balances and time deposits declined $39.8 million and $191.8 million, respectively, at December 31, 2025, compared to December 31, 2024. The mix of non-interest-bearing demand deposits to total deposits remained stable with both the prior quarter and prior year at 26%. Our loan to deposit ratio stood at 89.7% at December 31, 2025, compared to 91.5% at December 31, 2024.
At December 31, 2025, approximately 77% of our deposits were insured by the FDIC or collateralized, consistent with December 31, 2024 levels. Our cash balances held at the FRB were $2.1 billion at December 31, 2025 and $2.0 billion at December 31, 2024. Management will continue to evaluate appropriate levels of liquidity based on expected loan and deposit growth, other balance sheet activity and the current market environment.
The following table presents certain information relating to FNBPA’s credit availability and salable unpledged investment securities:
TABLE 28

December 31	2025	2024
(dollars in millions)
Unused wholesale credit availability	$18,345	$16,056
Unused wholesale credit availability as a % of FNBPA assets	36.7%	33.2%
Salable unpledged government and agency securities	$1,183	$927
Salable unpledged government and agency securities as a % of FNBPA assets	2.4%	1.9%
Cash and salable unpledged government and agency securities as a % of FNBPA assets	6.5%	6.0%
Uninsured Deposit Coverage Ratio	139.1%	124.1%
Our bank-level liquidity position remains strong. Our contingency funding policy and periodic liquidity stress testing of multiple stress scenarios is particularly valuable as we successfully manage our liquidity. A portion of our available borrowing capacity includes capacity at the FRB's Discount Window. Through various actions, management increased availability from this source by $1.4 billion. We have no borrowings under this facility. Additional sources of unused wholesale credit availability for FNBPA include the ability to borrow from the FHLB, correspondent bank lines, and access to other funding channels. In addition to credit availability, FNBPA also has excess cash and salable unpledged government and agency securities that could be utilized to meet funding needs. At December 31, 2025, FNBPA has $3.3 billion of cash and salable unpledged government and agency securities representing 6.5% of total assets, compared to $2.9 billion and 6.0% at December 31, 2024. This compares to a policy minimum of 3.0%. The Uninsured Deposit Coverage Ratio is designed to determine the amount of funding sources available to cover uninsured deposit outflows. This ratio has improved from December 31, 2024 due to various actions undertaken by management, including expanding borrowing capacity at the FHLB and FRB.
Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis as of December 31, 2025 compares the difference between our cash flows from existing earning assets and interest-bearing liabilities over future time intervals. Management calculates this ratio at least quarterly and it is reviewed regularly by ALCO. Management monitors the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business and in relation to implied forward rate expectations. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. A positive gap position means that more assets are expected to mature over the next 12 months than liabilities. The allocation of non-maturity deposits and customer repurchase agreements to the twelve-month categories is based on the estimated lives of each product.

TABLE 29

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$1,165	$1,874	$1,952	$3,706	$8,697
Investments	2,202	222	299	629	3,352
	3,367	2,096	2,251	4,335	12,049
Liabilities
Non-maturity deposits	342	684	1,025	2,051	4,102
Time deposits	963	2,093	2,515	1,359	6,930
Borrowings	1,370	12	19	731	2,132
	2,675	2,789	3,559	4,141	13,164
Period Gap (Assets - Liabilities)	$692	$(693)	$(1,308)	$194	$(1,115)
Cumulative Gap	$692	$(1)	$(1,309)	$(1,115)
Cumulative Gap to Total Assets	1.4%	—%	(2.6)%	(2.2)%
The twelve-month cumulative gap to total assets ratio was (2.2)% as of December 31, 2025, compared to (5.0)% as of December 31, 2024. The improvement in the twelve-month cumulative gap to total assets was primarily related to higher prepayment estimates, increased investment securities maturities and increased loans held for sale. ALCO regularly monitors various liquidity ratios, stress scenarios of our liquidity position and assumptions considering market disruptions, lending demand, deposit behavior, and funding availability. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes we have sufficient liquidity available to meet our normal operating and contingency funding cash needs for the next twelve months and thereafter for the foreseeable future.
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

The following repricing gap analysis as of December 31, 2025 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing. The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category below is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
TABLE 30

(dollars in millions)	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$15,599	$1,404	$976	$1,797	$19,776
Investments	2,238	225	331	674	3,468
	17,837	1,629	1,307	2,471	23,244
Liabilities
Non-maturity deposits	11,233	—	—	—	11,233
Time deposits	1,047	2,092	2,512	1,354	7,005
Borrowings	1,450	427	11	416	2,304
	13,730	2,519	2,523	1,770	20,542
Off-balance sheet	(1,650)	—	400	—	(1,250)
Period Gap (Assets - Liabilities + Off-balance sheet)	$2,457	$(890)	$(816)	$701	$1,452
Cumulative Gap	$2,457	$1,567	$751	$1,452
Cumulative Gap to Earning Assets	5.4%	3.5%	1.7%	3.2%
Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures. Repricing gap analysis, while useful, has some limitations in measuring interest rate risk. The positive cumulative gap positions indicate that we have a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months, thereby creating our current asset sensitive position. As a result of management's strategies to reduce its asset sensitive position, the twelve-month cumulative repricing gap to total assets was 3.2% as of December 31, 2025, down from 4.5% at December 31, 2024. Specific pricing actions included an emphasis on originating shorter-term time deposits and borrowings so more interest-bearing liabilities will mature in less than 12 months, hence reducing the repricing gap differential.
In addition to the repricing gap analysis above, we model rate scenarios which move all rates gradually over twelve months (Rate Ramps). We also model rate scenarios which move all rates in an immediate and parallel fashion (Rate Shocks) and model scenarios that gradually change the shape of the yield curve. Using a static Balance Sheet structure and utilizing net interest income simulations, the following table presents an analysis of the potential sensitivity of our net interest income to changes in interest rates using Rate Ramps and Rate Shocks and the sensitivity of EVE using Rate Shocks. The variance percentages represent the change between the net interest income and EVE calculated under the particular rate scenario compared to the net interest income and EVE that was calculated assuming market rates as of December 31, 2025. The calculated results do not reflect management's potential actions.

TABLE 31

December 31,	2025	2024	ALCO Limits
Net interest income change over 12 months (Rate Ramps):
+ 200 basis points	1.6%	3.0%	(10.0)%
+ 100 basis points	0.8	1.5	(10.0)
– 100 basis points	(0.9)	(1.5)	(10.0)
– 200 basis points	(1.9)	(3.1)	(10.0)
Net interest income change over 12 months (Rate Shocks):
+ 200 basis points	2.5	3.9	(10.0)
+ 100 basis points	1.4	2.0	(10.0)
- 100 basis points	(1.8)	(2.2)	(10.0)
- 200 basis points	(4.2)	(4.6)	(10.0)
Economic value of equity (Rate Shocks):
+ 300 basis points	5.6	4.5	(25.0)
+ 200 basis points	4.2	3.3	(15.0)
+ 100 basis points	2.7	1.9	(10.0)
– 100 basis points	(3.9)	(3.2)	(10.0)
– 200 basis points	(9.5)	(6.9)	(15.0)
There are multiple factors that influence our interest rate risk position and impact on net interest income, including external factors such as the shape of the yield curve, the competitive landscape and expectations regarding future interest rates, as well as internal factors regarding product offerings, product mix and pricing and re-pricing of loans and deposits. Our current interest rate risk position is slightly asset sensitive. A key driver of this position resulted from the origination of consumer and commercial loans with short-term repricing characteristics, some of which have been swapped to a fixed rate. Total variable and adjustable-rate loans were 63.4% and 62.9% of total net loans and leases at December 31, 2025 and December 31, 2024, respectively. Forty-six percent of our net loans and leases reprice within the next three months and are indexed to short-term SOFR, Prime and other indices. Furthermore, we regularly sell long-term fixed-rate residential mortgages in the secondary market.
Management continues to be proactive in managing our interest rate risk (IRR) position with the intention to maintain exposures near the current neutral levels. During 2025, management adjusted the IRR position by purchasing investment securities with an average duration of 4.1 years, originating adjustable-rate mortgage loans with longer-duration fixed-rate reset periods, strategically meeting our customers' preferences for deposit products with shorter-term time deposits and maintaining borrowings with variable rates and varying maturities. As a result, the net interest income percentage change over 12 months shown above in both the up and down rate ramp scenarios is, as intended, closer to neutral when compared to December 31, 2024.
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
Derivative financial instruments are also offered to enable commercial customers to meet their financing and investing objectives and for their risk management purposes. We typically enter into offsetting third-party contracts with reputable counterparties with substantially matching terms to economically hedge the exposure related to these derivatives. At December 31, 2025, the commercial customer-related interest rate swaps totaled $6.1 billion (notional), up from $5.9 billion (notional) at December 31, 2024. For additional information regarding interest rate swaps, see Note 15, "Derivative Instruments and Hedging Activities" in the Notes to Consolidated Financial Statements in this Report.
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
The following table presents the credit ratings for FNB and FNBPA as of December 31, 2025:
TABLE 32

	Moody's		Standard & Poor's	Kroll
F.N.B. Corporation
Issuer credit rating	Baa2		BBB-	A-
Senior debt	Baa2		BBB-	A-
Subordinated debt	Baa2		n/a	BBB+

First National Bank of Pennsylvania
Baseline credit assessment	Baa1		n/a	n/a
Issuer credit rating	Baa1		BBB	A
Senior debt	n/a		n/a	A
Subordinated debt	n/a		n/a	A-
Bank deposits	A2/P-1		n/a	A
Short-term borrowings	n/a		A-2	K1

Outlook for F.N.B. Corporation and First National Bank of Pennsylvania	Negative	*	Stable	Stable
n/a - not applicable
* Moody's affirmed its ratings and changed the outlook from negative to stable on February 12, 2026.
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
We support our risk management processes and business oversight through a three lines model and a governance structure at the Board of Directors and management levels.
The three lines model consists of:
•First Line - consists of our businesses and enterprise support areas that engage in risk-taking activities and are principally responsible for owning and managing the day-to-day operational activities in accordance with the risk frameworks.
•Second Line - consists of the Risk Management Department responsible for developing risk frameworks and identifying, assessing, overseeing and controlling enterprise aggregate risks independent from the First Line.
•Third Line - consists of the Internal Audit Department, responsible for developing and executing a risk-based audit plan to provide assurance on the compliance and effectiveness of controls and risk management practices throughout the organization independent from the First and Second Lines.
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
•Risk Committee - provides oversight and approves the ERM Framework including the review and approval of risk management policies and practices to identify, assess, monitor and report material risks.
•Credit Risk, Fair Lending and CRA Committee - responsible for providing oversight of credit and lending risk management strategies and objectives of FNB and FNBPA, providing oversight of FNBPA's CRA program, policy and practices, and performing reviews of fair lending strategies, analysis and results to assist with its credit oversight responsibilities.
The Board Risk Committee serves as the primary point of contact between our Board of Directors and the Risk Management Council (RMC), which is the senior management level committee responsible for identifying, assessing, monitoring and reporting on material enterprise-wide risks. The Risk Committee and RMC are supported by other risk management committees, including Credit Risk Committees, the Operational Risk Committee, the Compliance Risk Committee and the ALCO.
Risk appetite is an integral element of our ERM Framework and of our business and capital planning processes through our Board Risk Committee and RMC. We use our risk appetite processes to promote appropriate alignment of risk, capital and performance tactics, while also considering risk appetite constraints from both financial and non-financial risks. The Board of Directors adopted an enterprise risk appetite that defines acceptable risk limits under which we seek to operate in pursuit of optimizing returns. As such, we monitor a series of Key Risk Indicators for various business lines and operations units to measure performance alignment with our stated risk appetite. Our top-down risk appetite process serves as a limit for undue risk-taking for bottom-up planning from our various business functions. Our Board Risk Committee, in collaboration with our RMC, approves our risk appetite on an annual basis, or more frequently, as needed to reflect changes in the risk, regulatory, economic and strategic plan environments, with the goal of ensuring that our strategic plans and business operations remain consistent with our risk appetite given the current economic and regulatory environments, as well as shareholders' expectations.
Our ERM Framework provides the standards by which we will identify, assess, control, monitor and report on material risks across the organization. Reports relating to our risk appetite and strategic plans, and our ongoing monitoring thereof, and our aggregate risk profile, are regularly presented to our various management level risk oversight committees and periodically reported up through our Board Risk Committee.
We continue to assess our risk management practices on an ongoing basis and are making investments as necessary to position ourselves for continued growth through sound risk management practices.
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
TABLE 33
Operating net income available to common shareholders

Year Ended December 31	2025	2024	2023
(in thousands)
Net income available to common shareholders	$565,387	$459,327	$476,810
Preferred dividend at redemption	—	3,995	—
FNB Foundation contribution	20,000	—	—
Tax benefit of FNB Foundation contribution	(4,200)	—	—
Merger-related expense	—	—	2,215
Tax benefit of merger-related expense	—	—	(465)
Branch consolidation costs	—	1,194	—
Tax benefit of branch consolidation costs	—	(251)	—
FDIC special assessment	(5,647)	5,212	29,938
Tax expense (benefit) of FDIC special assessment	1,186	(1,095)	(6,287)
Realized loss on investment securities restructuring	—	33,980	67,354
Tax benefit of realized loss on investment securities restructuring	—	(7,136)	(14,144)
Software impairment	—	3,690	—
Tax benefit of software impairment	—	(775)	—
Loss related to indirect auto loan sales	—	8,969	16,687
Tax benefit of loss related to indirect auto loan sales	—	(1,883)	(3,504)
Operating net income available to common shareholders (non-GAAP)	$576,726	$505,227	$568,604
The table above shows how operating net income available to common shareholders (non-GAAP) is derived from amounts reported in our financial statements. We believe certain charges such as those presented above are not organic costs to run our operations and facilities. These costs are specific to each individual transaction and may vary significantly based on the size and complexity of the transaction.

TABLE 34
Operating earnings per diluted common share

Year Ended December 31	2025	2024	2023
Earnings per diluted common share	$1.56	$1.27	$1.31
Preferred dividend at redemption	—	0.01	—
FNB Foundation contribution	0.06	—	—
Tax benefit of FNB Foundation contribution	(0.01)	—	—
Merger-related expense	—	—	0.01
Tax benefit of merger-related expense	—	—	—
Branch consolidation costs	—	—	—
Tax benefit of branch consolidation costs	—	—	—
FDIC special assessment	(0.02)	0.01	0.08
Tax expense (benefit) of FDIC special assessment	—	—	(0.02)
Realized loss on investment securities restructuring	—	0.09	0.19
Tax benefit of realized loss on investment securities restructuring	—	(0.02)	(0.04)
Software impairment	—	0.01	—
Tax benefit of software impairment	—	—	—
Loss related to indirect auto loan sales	—	0.02	0.05
Tax benefit of loss related to indirect auto loan sales	—	(0.01)	(0.01)
Operating earnings per diluted common share (non-GAAP)	$1.59	$1.39	$1.57
TABLE 35
Return on average tangible common equity

Year Ended December 31	2025	2024	2023
(dollars in thousands)
Net income available to common shareholders	$565,387	$459,327	$476,810
Amortization of intangibles, net of tax	12,514	13,821	15,892
Tangible net income available to common shareholders (non-GAAP)	$577,901	$473,148	$492,702
Average total shareholders’ equity	$6,531,165	$6,132,346	$5,851,082
Less: Average preferred shareholders’ equity	—	(13,141)	(106,882)
Less: Average intangible assets (1)	(2,523,191)	(2,537,778)	(2,556,119)
Average tangible common equity (non-GAAP)	$4,007,974	$3,581,427	$3,188,081
Return on average tangible common equity (non-GAAP)	14.42%	13.21%	15.45%
(1) Excludes loan servicing rights.

TABLE 36
Return on average tangible assets

Year Ended December 31	2025	2024	2023
(dollars in thousands)
Net income	$565,387	$465,332	$484,851
Amortization of intangibles, net of tax	12,514	13,821	15,892
Tangible net income (non-GAAP)	$577,901	$479,153	$500,743
Average total assets	$49,223,136	$46,812,567	$44,609,603
Less: Average intangible assets (1)	(2,523,191)	(2,537,778)	(2,556,119)
Average tangible assets (non-GAAP)	$46,699,945	$44,274,789	$42,053,484
Return on average tangible assets (non-GAAP)	1.24%	1.08%	1.19%
(1) Excludes loan servicing rights.
TABLE 37
Tangible book value per common share

December 31	2025	2024
(dollars in thousands, except per share data)
Total shareholders’ equity	$6,758,572	$6,301,650
Less: Intangible assets (1)	(2,516,082)	(2,529,558)
Tangible common equity (non-GAAP)	$4,242,490	$3,772,092
Ending common shares outstanding	357,303,315	359,615,657
Tangible book value per common share (non-GAAP)	$11.87	$10.49
(1) Excludes loan servicing rights.
TABLE 38
Tangible common equity to tangible assets

December 31	2025	2024
(dollars in thousands)
Total shareholders' equity	$6,758,572	$6,301,650
Less: Intangible assets (1)	(2,516,082)	(2,529,558)
Tangible common equity (non-GAAP)	$4,242,490	$3,772,092
Total assets	$50,229,013	$48,624,985
Less: Intangible assets (1)	(2,516,082)	(2,529,558)
Tangible assets (non-GAAP)	$47,712,931	$46,095,427
Tangible common equity to tangible assets (non-GAAP)	8.89%	8.18%
 (1) Excludes loan servicing rights.

TABLE 39
Operating non-interest income

Year Ended December 31	2025	2024	2023
(in thousands)
Non-interest income	$369,292	$316,395	$254,332
Realized loss on investment securities restructuring	—	33,980	67,354
Operating non-interest income (non-GAAP)	$369,292	$350,375	$321,686

TABLE 40
Operating non-interest expense

Year Ended December 31	2025	2024	2023
(in thousands)
Non-interest expense	$1,009,740	$961,339	$915,436
FNB Foundation contribution	(20,000)	—	—
Branch consolidation costs	—	(1,194)	—
Merger-related	—	—	(2,215)
FDIC special assessment	5,647	(5,212)	(29,938)
Software impairment	—	(3,690)	—
Loss related to indirect auto loan sales	—	(8,969)	(16,687)
Operating non-interest expense (non-GAAP)	$995,387	$942,274	$866,596

TABLE 41
Efficiency ratio

Year Ended December 31	2025	2024	2023
(dollars in thousands)
Non-interest expense	$1,009,740	$961,339	$915,436
Less: Amortization of intangibles	(15,841)	(17,495)	(20,116)
Less: OREO expense	(1,334)	(996)	(1,515)
Less: FNB Foundation contribution	(20,000)	—	—
Less: Merger-related expense	—	—	(2,215)
Less: Branch consolidation costs	—	(1,194)	—
Add (Less): FDIC special assessment	5,647	(5,212)	(29,938)
Less: Software impairment	—	(3,690)	—
Less: Loss related to indirect auto loan sales	—	(8,969)	(16,687)
Less: Tax credit-related project impairment	(4,442)	(10,397)	—
Adjusted non-interest expense	$973,770	$913,386	$844,965
Net interest income	$1,395,755	$1,280,443	$1,316,504
Taxable equivalent adjustment	12,307	11,686	12,341
Non-interest income	369,292	316,395	254,332
Less: Net securities (gains) losses	(58)	34,011	67,432
Adjusted net interest income (FTE) + non-interest income	$1,777,296	$1,642,535	$1,650,609
Efficiency ratio (FTE) (non-GAAP)	54.79%	55.61%	51.19%
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information called for by this item is provided in the Market Risk section of MD&A, which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting
February 24, 2026
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
Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has audited our internal control over financial reporting as stated in their Report of Independent Registered Public Accounting Firm.
F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

Allowance for Credit Losses (ACL)
Description of the Matter
At December 31, 2025, the Company’s net loan and lease portfolio was $34.3 billion including an associated ACL of $439 million. As discussed in Note 1 to the consolidated financial statements, the ACL is based on management’s evaluation of the current estimate of lifetime credit losses at the balance sheet date. Management makes the estimate using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts under the Current Estimated Credit Losses (CECL) methodology. The ACL is composed of three components including quantitative reserves, including the impact of management’s reasonable and supportable forecast of economic conditions; asset specific reserves; and qualitative reserves. The qualitative reserves are intended to address the risks not captured in the quantitative reserves and include the following factors, among others: model imprecision and forecast uncertainty, concentration risk, the impact of changes in the regulatory, legal, competitive and technological environments, the effects of recent events such as natural disasters and the impact of internal processes used to underwrite, service and monitor borrowers.

The qualitative reserves are necessary for management to capture risks not addressed by the quantitative models or reflected in the data used by the quantitative models. In many cases, qualitative factors are intended to capture the Company’s expert credit judgment and as such are especially challenging to audit.

How We Addressed the Matter in Our Audit
We evaluated the design and tested the operating effectiveness of the Company’s controls over the ACL process, which include, among others, management’s review and approval controls designed to assess the need for and level of qualitative reserves included in the estimate of the ACL.

To test the qualitative reserves in the context of the overall allowance for credit losses, we evaluated the appropriateness of management’s methodology, we assessed the basis for the qualitative reserves and we determined whether the risks captured in the qualitative reserves were consistent with the requirements of the CECL model. With the help of our specialists, we evaluated the conceptual soundness of the models used to develop the allowance for credit losses, including the appropriateness of the framework used to develop the qualitative reserves. Regarding the measurement of the qualitative reserves, we evaluated the consistency of management’s application of their framework, considered the existence of new or contrary information and assessed the support for certain adjustments, considering the relevance and reliability of the internal and external data used to inform those adjustments. We evaluated the overall ACL, inclusive of the qualitative reserves, and whether the amount appropriately reflects a reasonable estimate of lifetime losses by comparing the overall ACL to historical losses, peer data and other relevant information.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1993.
Pittsburgh, Pennsylvania
February 24, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of F.N.B. Corporation
Opinion on Internal Control Over Financial Reporting
We have audited F.N.B. Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, F.N.B. Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
February 24, 2026

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share and per share data)

	December 31
	2025	2024
Assets
Cash and due from banks	$387	$416
Interest-bearing deposits with banks	2,111	2,003
Cash and Cash Equivalents	2,498	2,419
Debt securities available for sale (amortized cost of $3,783 and $3,620; allowance for credit losses of $0 and $0)	3,727	3,466
Debt securities held to maturity (fair value of $3,941 and $3,644; allowance for credit losses of $0 and $0)	4,117	3,979
Loans held for sale (includes $514 and $214 measured at fair value (1))	515	218
Loans and leases, net of unearned income of $87 and $106 (includes $85 and $53 measured at fair value (1))	34,777	33,939
Allowance for credit losses on loans and leases	(439)	(423)
Net Loans and Leases	34,338	33,516
Premises and equipment, net	568	536
Goodwill	2,480	2,478
Core deposit and other intangible assets, net	36	51
Bank owned life insurance	667	660
Other assets	1,283	1,302
Total Assets	$50,229	$48,625
Liabilities
Deposits:
Non-interest-bearing demand	$9,914	$9,761
Interest-bearing demand	18,399	16,668
Savings	3,138	3,178
Certificates and other time deposits	7,308	7,500
Total Deposits	38,759	37,107
Short-term borrowings	2,017	1,256
Long-term borrowings	1,901	3,012
Other liabilities	793	948
Total Liabilities	43,470	42,323
Shareholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 375,030,534 and 375,018,433 shares	4	4
Additional paid-in capital	4,695	4,695
Retained earnings	2,343	1,952
Accumulated other comprehensive loss	(63)	(169)
Treasury stock – 17,727,219 and 15,402,776 shares at cost	(220)	(180)
Total Shareholders’ Equity	6,759	6,302
Total Liabilities and Shareholders’ Equity	$50,229	$48,625
(1) Amount represents loans for which we have elected the fair value option. See Note 25.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in millions, except per share data)

	Year Ended December 31
	2025	2024	2023
Interest Income
Loans and leases, including fees	$1,996	$1,985	$1,754
Investment Securities:
Taxable	232	196	150
Tax-exempt	28	28	28
Other	70	43	41
Total Interest Income	2,326	2,252	1,973
Interest Expense
Deposits	737	754	495
Short-term borrowings	68	99	78
Long-term borrowings	125	119	83
Total Interest Expense	930	972	656
Net Interest Income	1,396	1,280	1,317
Provision for credit losses	86	80	72
Net Interest Income After Provision for Credit Losses	1,310	1,200	1,245
Non-Interest Income
Service charges	92	91	82
Interchange and card transaction fees	52	52	52
Trust services	48	46	43
Insurance commissions and fees	20	22	23
Securities commissions and fees	36	31	28
Capital markets income	27	24	27
Mortgage banking operations	28	27	21
Dividends on non-marketable equity securities	24	25	21
Bank owned life insurance	18	17	12
Net securities gains (losses)	—	(34)	(67)
Other	24	15	12
Total Non-Interest Income	369	316	254
Non-Interest Expense
Salaries and employee benefits	530	504	462
Net occupancy	78	79	70
Equipment	108	98	91
Outside services	108	96	84
Marketing	20	21	17
FDIC insurance	28	41	61
Bank shares tax	13	14	14
Other	125	108	116
Total Non-Interest Expense	1,010	961	915
Income Before Income Taxes	669	555	584
Income taxes	104	90	99
Net Income	565	465	485
Preferred stock dividends	—	6	8
Net Income Available to Common Shareholders	$565	$459	$477
Earnings per Common Share
Basic	$1.57	$1.27	$1.32
Diluted	$1.56	$1.27	$1.31
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31
	2025	2024	2023
Net income	$565	$465	$485
Other comprehensive income (loss):
Debt securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $21, $4 and $16	76	14	57
Reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $0, $(7) and $(15)	—	27	52
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $3, $(4) and $(2)	10	(14)	(8)
Reclassification adjustment for gains (losses) included in net income, net of tax expense (benefit) of $4, $9 and $5	15	32	19
Pension and postretirement benefit obligations:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(1), $(2) and $(1)	5	7	2
Other Comprehensive Income (Loss)	106	66	122
Comprehensive Income (Loss)	$671	$531	$607
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in millions, except per share data)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2023	$107	$4	$4,696	$1,370	$(357)	$(167)	$5,653
Comprehensive income (loss)				485	122		607
Dividends declared:
Preferred stock: $72.52/share				(8)			(8)
Common stock: $0.48/share				(174)			(174)
Issuance of common stock		—	(22)	(4)		16	(10)
Repurchase of common stock						(36)	(36)
Restricted stock compensation			18				18
Balance at December 31, 2023	107	4	4,692	1,669	(235)	(187)	6,050
Comprehensive income (loss)				465	66		531
Dividends declared:
Preferred stock: $18.13/share				(2)			(2)
Common stock: $0.48/share				(175)			(175)
Redemption of preferred stock	(107)			(4)			(111)
Issuance of common stock		—	(14)	—		10	(4)
Repurchase of common stock						(3)	(3)
Restricted stock compensation			17				17
Adoption of new accounting standards				(1)			(1)
Balance at December 31, 2024	—	4	4,695	1,952	(169)	(180)	6,302
Comprehensive income (loss)				565	106		671
Dividends declared on common stock - $0.48/share				(174)			(174)
Issuance of common stock		—	(17)	—		10	(7)
Repurchase of common stock						(50)	(50)
Restricted stock compensation			17				17
Balance at December 31, 2025	$—	$4	$4,695	$2,343	$(63)	$(220)	$6,759
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31
	2025	2024	2023
Operating Activities
Net income	$565	$465	$485
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation, amortization and accretion	77	67	78
Provision for credit losses	86	80	72
Deferred tax expense (benefit)	46	45	(6)
Net securities (gains) losses	—	34	67
Loans originated for sale	(1,644)	(1,455)	(1,114)
Loans sold	1,561	1,391	1,071
Net (gains) losses on sale of loans	(18)	(18)	(5)
Net change in:
Interest receivable	1	(4)	(34)
Interest payable	(14)	(5)	38
Bank owned life insurance, excluding purchases	(7)	—	(7)
Other, net	(171)	42	(222)
Net cash flows provided by (used in) operating activities	482	642	423
Investing Activities
Net change in loans and leases, excluding sales and transfers	(1,104)	(2,113)	(2,442)
Debt securities available for sale:
Purchases	(931)	(1,280)	(1,008)
Sales	—	231	581
Maturities/payments	774	860	517
Debt securities held to maturity:
Purchases	(541)	(419)	(190)
Maturities/payments	413	358	369
Increase in premises and equipment	(106)	(139)	(88)
Net proceeds from sales of portfolio loans	10	799	—
Other	(2)	—	—
Net cash flows provided by (used in) investing activities	(1,487)	(1,703)	(2,261)
Financing Activities
Net change in:
Demand (non-interest-bearing and interest-bearing) and savings accounts	1,844	1,112	(2,662)
Time deposits	(194)	1,282	2,600
Short-term borrowings	761	(1,249)	1,134
Proceeds from issuance of long-term borrowings	638	1,379	1,230
Repayment of long-term borrowings	(1,751)	(341)	(352)
Redemption of preferred stock	—	(111)	—
Repurchases of common stock	(50)	(3)	(36)
Cash dividends paid:
Preferred stock	—	(2)	(8)
Common stock	(174)	(175)	(174)
Other, net	10	12	8
Net cash flows provided by (used in) financing activities	1,084	1,904	1,740
Net Increase (Decrease) in Cash and Cash Equivalents	79	843	(98)
Cash and cash equivalents at beginning of year	2,419	1,576	1,674
Cash and Cash Equivalents at End of Year	$2,498	$2,419	$1,576
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
NATURE OF OPERATIONS
F.N.B. Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in seven states and the District of Columbia. Our market coverage spans several major metropolitan areas including: Pittsburgh, Pennsylvania; Baltimore, Maryland; Cleveland, Ohio; Washington, D.C.; Charlotte, Raleigh, Durham and the Piedmont Triad (Winston-Salem, Greensboro and High Point) in North Carolina; and Charleston, South Carolina. As of December 31, 2025, we had 355 branches throughout Pennsylvania, Ohio, Maryland, West Virginia, North Carolina, South Carolina, Washington D.C. and Virginia.
We provide a full range of commercial banking, consumer banking, and wealth management solutions through our subsidiary network which is led by our largest affiliate, FNBPA, founded in 1864. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, government banking, business credit, capital markets and equipment financing. Consumer banking provides a full line of consumer banking products and services including deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance.
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements include subsidiaries in which we have a controlling financial interest. We own and operate FNBPA, FNTC, First National Investment Services Company, LLC, FNIA, Bank Capital Services, LLC, F.N.B. Capital Corporation, LLC and FNB America Securities LLC, and include results for each of these entities in the accompanying Consolidated Financial Statements.
Companies in which we hold a controlling financial interest, or are a VIE, in which we have the power to direct the activities of an entity that most significantly impact the entity’s economic performance and have an obligation to absorb losses or the right to receive benefits which could potentially be significant to the VIE, are consolidated. For a voting interest entity, a controlling financial interest is generally where we hold more than 50% of the outstanding voting shares. VIEs in which we do not hold the power to direct the activities of the entity that most significantly impact the entity’s economic performance and an obligation to absorb losses or the right to receive benefits which could potentially be significant to the VIE are not consolidated. Investments in companies that are not consolidated are accounted for using the equity method when we have the ability to exert significant influence. Investments in private investment partnerships that are accounted for under the equity method or the cost method are included in other assets and our proportional interest in the equity investments’ earnings are included in other non-interest income. Investment interests accounted for under the cost and equity methods are periodically evaluated for impairment.
The accompanying Consolidated Financial Statements include all adjustments that are necessary, in the opinion of management, to fairly reflect our financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to the current period presentation. Such reclassifications had no impact on our net income and shareholders' equity. Events occurring subsequent to December 31, 2025 have been evaluated for potential recognition or disclosure in the Consolidated Financial Statements through the date of the filing of the Consolidated Financial Statements with the SEC.
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

Adoption of New Accounting Standards
Improvements to Income Tax Disclosures. Effective January 1, 2025, we adopted the provisions of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (the Update or ASU), which provided increased income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU has been applied prospectively starting January 1, 2025. The adoption is limited to disclosure enhancements and did not result in a material impact to our Consolidated Financial Statements.
Purchased Loans. In November 2025, FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans (the Update or ASU), to improve the decision usefulness of the financial reporting for acquired financial assets, enhancing comparability and consistency by adopting one approach. This ASU introduces the concepts of Purchased Seasoned Loans (PSL) and expands the application of the gross-up approach previously limited to PCD assets. An entity applying this approach would add the allowance for credit losses at the date of acquisition to the purchase price. Following our prospective adoption no later than January 1, 2027 of ASU 2025-08, this accounting would apply to a majority of future acquired loans, and we are assessing this ASU for adoption. Upon adoption, we do not expect this Update to have a material impact on our Consolidated Financial Statements.
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
Debt Securities
Debt securities can be classified as trading, HTM or AFS securities. As of December 31, 2025 and 2024, we did not hold any trading debt securities. Interest income on debt securities includes amortization of purchase premiums or accretion of discounts. Premiums and discounts on debt securities are generally amortized on the level-yield method without anticipating prepayments, except for MBS where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. A debt security is placed on non-accrual when principal or interest becomes greater than 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over 10 years using accelerated methods. Customer renewal lists are amortized over their estimated useful lives which range from two to 13 years.

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
Loan Servicing Rights
We have one primary class of servicing rights, residential mortgage loan servicing. We recognize the right to service residential mortgage loans for others as an asset whether we purchase the servicing rights or as a result from a sale of loans that we originated or purchased when the servicing is contractually separated from the underlying loan and retained by us.
We initially record servicing rights at fair value in other assets on the Consolidated Balance Sheets. Subsequently, servicing rights are measured at the lower of cost or fair value. Servicing rights are amortized in proportion to, and over the period of, estimated net servicing income in mortgage banking operations non-interest income for residential mortgage loans. The amount and timing of estimated future net cash flows are updated based on actual results and updated projections.
MSRs are separated into pools based on common risk characteristics of the underlying loans and evaluated for impairment at least quarterly. Impairment, if any, is recognized when carrying value exceeds the fair value as determined by calculating the present value of expected net future cash flows. If impairment exists at the pool level for residential mortgage loans, the servicing right is written down through a valuation allowance and is charged against mortgage banking operations non-interest income.
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
Wealth Management Services. Wealth advisory and trust services are provided on a month-to-month basis and invoiced as services are rendered. Fees are based on a fixed amount, or a scale based on the level of services provided or assets under administration. The customer has the right to terminate their services agreement at any time. We determine the value of services performed based on the fee schedule in effect at the time the services are performed. Revenues from wealth advisory and trust services are reported in the Consolidated Statements of Income as trust services and securities commissions and fees, and in the Wealth segment as non-interest income.
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

Software
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software
This Update removes the prescriptive stage-based model previously used for capitalization. Capitalization is instead required to begin when management authorizes funding, and the project is likely to be completed and used as intended using the probable-to-complete threshold.
Additionally, this Update consolidates guidance applying the new software development principles to website development.

This Update is to be applied using either a prospective, modified transition, or retrospective approach and will be effective as of January 1, 2028. Early adoption of this Update is permitted.
The adoption of this Update is not expected to have a material impact on our Consolidated Financial Statements.

Standard	Description	Financial Statements Impact
Credit Losses
ASU 2025-08, Financial Instruments—Credit Losses: Purchased Loans	This Update introduces Purchased Seasoned Loans, extending the gross-up approach previously limited to purchased credit-deteriorated assets. An entity applying this approach would add the allowance for credit losses at the date of acquisition to the purchase price to determine the initial amortized cost basis.
This Update is to be applied prospectively for annual periods beginning January 1, 2027. Early adoption of this Update is permitted.
The adoption of this Update is not expected to have a material impact on our Consolidated Financial Statements.

Hedging
ASU 2025-09, Derivatives and Hedging: Hedge Accounting Improvements
This Update expands the hedged risks able to be aggregated in a cash flow hedge based on similar risk exposure, rather than shared risk exposure.
Additionally, this Update allows an entity to select an alternative interest rate index or tenor without automatically dedesignating the hedge on forecasted interest payments of choose-your-rate debt instruments.
This Update also expands the types of variable price components that can be designated as the hedged risk in a cash flow hedge of a forecasted purchase or sale of a nonfinancial asset.

This Update is to be applied prospectively for annual periods beginning January 1, 2027. Early adoption of this Update is permitted.
The adoption of this Update is not expected to have a material impact on our Consolidated Financial Statements.

NOTE 3.    INVESTMENT SECURITIES
The amortized cost and fair value of AFS debt securities are presented in the table below. There was no ACL associated with the AFS portfolio at December 31, 2025 and December 31, 2024. Accrued interest receivable on AFS debt securities totaled $16.2 million and $14.3 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of AFS debt securities.
TABLE 3.1

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2025
U.S. Treasury	$354	$2	$—	$356
U.S. government agencies	35	—	—	35
U.S. GSE	266	—	—	266
Residential MBS:
Agency MBS	801	7	(8)	800
Agency CMO	662	—	(61)	601
Agency commercial MBS	1,595	19	(15)	1,599
States of the U.S. and political subdivisions (municipals)	20	—	(1)	19
Other debt securities	50	1	—	51
Total debt securities AFS	$3,783	$29	$(85)	$3,727

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities AFS:
December 31, 2024
U.S. Treasury	$274	$1	$(1)	$274
U.S. government agencies	53	—	—	53
U.S. GSE	302	—	(2)	300
Residential MBS:
Agency MBS	714	—	(20)	694
Agency CMO	796	—	(98)	698
Agency commercial MBS	1,420	3	(35)	1,388
States of the U.S. and political subdivisions (municipals)	24	—	(2)	22
Other debt securities	37	—	—	37
Total debt securities AFS	$3,620	$4	$(158)	$3,466

The amortized cost and fair value of HTM debt securities are presented in the following table. The ACL for the HTM portfolio was $0.29 million and $0.25 million at December 31, 2025 and 2024, respectively. Accrued interest receivable on HTM debt securities totaled $15.7 million and $14.6 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets. Accordingly, we have excluded accrued interest receivable from both the fair value and amortized cost basis of HTM debt securities.
TABLE 3.2

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2025
Residential MBS:
Agency MBS	$784	$2	$(55)	$731
Agency CMO	612	—	(62)	550
Agency commercial MBS	1,715	18	(19)	1,714
States of the U.S. and political subdivisions (municipals)	982	1	(60)	923
Other debt securities	24	—	(1)	23
Total debt securities HTM	$4,117	$21	$(197)	$3,941

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt Securities HTM:
December 31, 2024
U.S. Treasury	$1	$—	$—	$1
U.S. GSE	29	—	—	29
Residential MBS:
Agency MBS	901	1	(96)	806
Agency CMO	714	—	(95)	619
Agency commercial MBS	1,326	2	(44)	1,284
States of the U.S. and political subdivisions (municipals)	992	—	(103)	889
Other debt securities	16	—	—	16
Total debt securities HTM	$3,979	$3	$(338)	$3,644
Net unrealized losses on the AFS and HTM portfolios are primarily due to the increase in market interest rates since the time of purchase with 86.3% of these securities backed or sponsored by the U.S. government as of December 31, 2025. There were no significant gross gains or losses realized on investment securities during 2025. During 2024, we sold $231.4 million of AFS securities resulting in a realized loss of $34.0 million as part of a proactive balance sheet management strategy. We reinvested the proceeds of these AFS securities sold with an average yield of 1.41% into securities yielding 4.78% with a similar duration and convexity profile. During 2023, we sold $648.7 million of AFS securities resulting in a realized loss of $67.4 million as part of a proactive balance sheet management strategy. We reinvested the proceeds of these AFS securities sold with an average yield of 1.08% into securities with yields approximately 350 basis points higher and a similar duration and convexity profile.

As of December 31, 2025, the amortized cost and fair value of debt securities, by contractual maturities, were as follows:
TABLE 3.3

	Available for Sale		Held to Maturity
(in millions)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$180	$181	$4	$4
Due after one year but within five years	432	433	100	97
Due after five years but within ten years	95	96	259	249
Due after ten years	18	17	643	596
	725	727	1,006	946
Residential MBS:
Agency MBS	801	800	784	731
Agency CMO	662	601	612	550
Agency commercial MBS	1,595	1,599	1,715	1,714
Total debt securities	$3,783	$3,727	$4,117	$3,941
Actual maturities may differ from contractual terms because security issuers may have the right to call or prepay obligations with or without penalties. Periodic principal payments are received on residential MBS based on the payment patterns of the underlying collateral.
Following is information relating to investment securities pledged:
TABLE 3.4

December 31	2025	2024
(dollars in millions)
Securities pledged (carrying value):
To secure public deposits, trust deposits and for other purposes as required by law	$6,445	$6,271
As collateral for short-term borrowings	140	182
Securities pledged as a percent of total securities	84.0%	86.7%

Following are summaries of the fair values of AFS debt securities in an unrealized loss position for which an ACL has not been recorded, segregated by security type and length of time in a continuous loss position:
TABLE 3.5

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2025
U.S. government agencies	5	$8	$—	12	$20	$—	17	$28	$—
U.S. GSE	2	65	—	3	51	—	5	116	—
Residential MBS:
Agency MBS	1	46	—	90	251	(8)	91	297	(8)
Agency CMO	—	—	—	64	601	(61)	64	601	(61)
Agency commercial MBS	4	132	(1)	22	371	(14)	26	503	(15)
States of the U.S. and political subdivisions (municipals)	—	—	—	9	19	(1)	9	19	(1)
Other debt securities	—	—	—	3	9	—	3	9	—
Total	12	$251	$(1)	203	$1,322	$(84)	215	$1,573	$(85)

	Less than 12 Months			12 Months or More			Total
(dollars in millions)	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Debt Securities AFS
December 31, 2024
U.S. Treasury	3	$74	$(1)	2	$75	$—	5	$149	$(1)
U.S. government agencies	6	11	—	12	25	—	18	36	—
U.S. GSE	2	75	—	7	126	(2)	9	201	(2)
Residential MBS:
Agency MBS	9	235	(1)	92	355	(19)	101	590	(20)
Agency CMO	—	—	—	66	698	(98)	66	698	(98)
Agency commercial MBS	23	709	(8)	20	359	(27)	43	1,068	(35)
States of the U.S. and political subdivisions (municipals)	—	—	—	10	22	(2)	10	22	(2)
Other debt securities	—	—	—	4	10	—	4	10	—
Total	43	$1,104	$(10)	213	$1,670	$(148)	256	$2,774	$(158)
We evaluated the AFS debt securities that were in an unrealized loss position at December 31, 2025. Based on the credit ratings and/or implied government guarantee for these securities, we concluded the loss position is temporary and caused by significant movements of interest rates and does not reflect any expected credit losses. We do not intend to sell these AFS debt securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost basis.
Credit Quality Indicators
We use credit ratings and the most recent financial information to help evaluate the credit quality of our credit-related AFS and HTM securities portfolios. Management reviews the credit profile of each issuer on an annual basis, and more frequently as needed. Based on the nature of the issuers and current conditions, we have determined that investment securities backed by the UST, Fannie Mae, Freddie Mac, FHLB, Ginnie Mae, and the SBA have zero expected credit loss.
Our municipal bond portfolio with a carrying amount of $1.0 billion as of December 31, 2025 is highly rated with an average rating of AA and 97% of the portfolio is rated A or better. All of the investment securities in the municipal portfolio are general obligation bonds. Geographically, municipal bonds generally support our primary footprint as 59% of the securities are from municipalities located in the primary states within which we conduct business. The average holding size of the securities in the municipal bond portfolio is $2.5 million.
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
Our corporate bond portfolio, with a carrying amount of $74.0 million as of December 31, 2025 consists of debentures of banks and bank holding companies. The average holding size of the securities in the corporate bond portfolio is $3.9 million.
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
For the years ending December 31, 2025 and 2024, we had no significant provision expense and no charge-offs or recoveries for the investment securities portfolio. The ACL on the HTM portfolio was $0.29 million, consisting of $0.06 million relating to the municipal bond portfolio and $0.23 million relating to other debt securities, as of December 31, 2025, and $0.07 million relating to the municipal bond portfolio and $0.18 million relating to other debt securities as of December 31, 2024. The AFS securities portfolios did not have an ACL at December 31, 2025 or 2024. At December 31, 2025 and 2024, there were no investment securities that were past due or on non-accrual at either date.
NOTE 4.    OTHER SECURITIES
Following is a summary of non-marketable equity securities:
TABLE 4.1

December 31	2025	2024
(in millions)
Federal Home Loan Bank stock	$190	$187
Federal Reserve Bank stock	142	142
Other non-marketable equity securities	1	1
Total non-marketable equity securities	$333	$330
We are a member of the FHLB of Pittsburgh and the FRB of Cleveland. Both institutions require members to purchase and hold a specified minimum level of stock based upon their membership, level of borrowings, collateral balances or participation in other programs. The FHLB and FRB stock is restricted in that they can only be sold back to the respective institutions. These non-marketable equity securities are included in other assets on the Consolidated Balance Sheets. The investments are carried at cost and evaluated for impairment periodically based on the ultimate recoverability of the par value. We determined there was no impairment at December 31, 2025 and 2024.

NOTE 5.    LOANS AND LEASES
Accrued interest receivable on loans and leases, which totaled $124.1 million at December 31, 2025 and $128.4 million at December 31, 2024, is excluded from the estimate of credit losses and assessed separately in other assets in the Consolidated Balance Sheets for both periods and is not included in the following tables.
Loans and Leases by Portfolio Segment
Following is a summary of total loans and leases, net of unearned income:
TABLE 5.1

December 31	2025	2024
(in millions)
Commercial real estate	$12,274	$12,705
Commercial and industrial	7,718	7,550
Commercial leases	791	765
Other	141	144
Total commercial loans and leases	20,924	21,164
Direct installment	2,678	2,676
Residential mortgages	8,882	7,986
Indirect installment	767	739
Consumer lines of credit	1,526	1,374
Total consumer loans	13,853	12,775
Total loans and leases, net of unearned income	$34,777	$33,939
The remaining accretable discount included in the amortized cost of acquired loans was $21.2 million and $31.6 million at December 31, 2025 and 2024, respectively.
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
The following table shows occupancy information relating to commercial real estate loans:
TABLE 5.2

December 31	2025	2024
Commercial real estate:
Percent owner-occupied	30.9%	29.0%
Percent non-owner-occupied	69.1	71.0
We have extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection.
Following is a summary of the activity for these related-party loans during 2025:
TABLE 5.3

(in millions)
Balance at beginning of period	$6
New loans	4
Repayments	(2)
Other	(1)
Balance at end of period	$7
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
December 31, 2025
COMMERCIAL
Commercial Real Estate:
Risk Rating:
Pass	$1,438	$1,336	$1,654	$1,587	$1,686	$3,637	$195	$11,533
Special Mention	5	17	18	135	94	147	6	422
Substandard	1	11	10	59	37	195	6	319
Total commercial real estate	1,444	1,364	1,682	1,781	1,817	3,979	207	12,274
Commercial real estate gross charge-offs	—	—	0.4	5.4	3.9	20.3	—	30.0
Commercial and Industrial:
Risk Rating:
Pass	1,799	1,011	787	616	360	835	1,835	7,243
Special Mention	35	11	12	5	3	72	148	286
Substandard	2	14	45	11	7	22	88	189
Total commercial and industrial	1,836	1,036	844	632	370	929	2,071	7,718
Commercial and industrial gross charge-offs	0.1	1.5	1.0	3.5	7.0	24.8	—	37.9
Commercial Leases:
Risk Rating:
Pass	262	222	140	73	41	37	—	775
Special Mention	1	3	1	—	1	3	—	9
Substandard	—	—	4	1	2	—	—	7
Total commercial leases	263	225	145	74	44	40	—	791
Commercial leases gross charge-offs	—	—	—	—	—	0.2	—	0.2
Other Commercial:
Risk Rating:
Pass	9	—	58	—	—	4	70	141
Total other commercial	9	—	58	—	—	4	70	141
Other commercial gross charge-offs	—	—	—	—	—	4.7	—	4.7
Total commercial loans and leases	3,552	2,625	2,729	2,487	2,231	4,952	2,348	20,924

(in millions)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
December 31, 2025
CONSUMER
Direct Installment:
Current	446	273	218	535	592	601	—	2,665
Past due	—	1	1	3	2	6	—	13
Total direct installment	446	274	219	538	594	607	—	2,678
Direct installment gross charge-offs	0.1	0.2	0.2	0.2	—	0.2	—	0.9
Residential Mortgages:
Current	1,741	1,464	1,245	1,468	1,317	1,579	—	8,814
Past due	6	11	11	7	5	28	—	68
Total residential mortgages	1,747	1,475	1,256	1,475	1,322	1,607	—	8,882
Residential mortgages gross charge-offs	0.1	0.3	0.5	0.1	0.1	1.3	—	2.4
Indirect Installment:
Current	311	272	16	41	69	43	—	752
Past due	1	3	2	4	4	1	—	15
Total indirect installment	312	275	18	45	73	44	—	767
Indirect installment gross charge-offs	0.4	1.0	0.9	2.5	2.0	0.8	—	7.6
Consumer Lines of Credit:
Current	4	6	19	39	12	139	1,295	1,514
Past due	—	—	1	1	—	8	2	12
Total consumer lines of credit	4	6	20	40	12	147	1,297	1,526
Consumer lines of credit gross charge-offs	—	—	0.1	0.1	—	0.8	—	1.0
Total consumer loans	2,509	2,030	1,513	2,098	2,001	2,405	1,297	13,853
Total loans and leases	$6,061	$4,655	$4,242	$4,585	$4,232	$7,357	$3,645	$34,777
Total charge-offs	$0.7	$3.0	$3.1	$11.8	$13.0	$53.1	$—	$84.7

(in millions)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
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

Non-Performing and Past Due
The following table provides an analysis of the aging of loans by class.
TABLE 5.6

(in millions)	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2025
Commercial real estate	$10	$—	$45	$55	$12,219	$12,274	$18
Commercial and industrial	10	—	35	45	7,673	7,718	15
Commercial leases	—	—	3	3	788	791	—
Other	34	1	2	37	104	141	—
Total commercial loans and leases	54	1	85	140	20,784	20,924	33
Direct installment	8	1	4	13	2,665	2,678	—
Residential mortgages	47	9	12	68	8,814	8,882	1
Indirect installment	14	—	1	15	752	767	—
Consumer lines of credit	7	2	3	12	1,514	1,526	—
Total consumer loans	76	12	20	108	13,745	13,853	1
Total loans and leases	$130	$13	$105	$248	$34,529	$34,777	$34

(in millions)	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans and Leases	Non-accrual with No ACL
December 31, 2024
Commercial real estate	$26	$—	$88	$114	$12,591	$12,705	$24
Commercial and industrial	10	—	52	62	7,488	7,550	19
Commercial leases	1	—	2	3	762	765	—
Other	1	—	2	3	141	144	—
Total commercial loans and leases	38	—	144	182	20,982	21,164	43
Direct installment	8	2	2	12	2,664	2,676	—
Residential mortgages	38	9	7	54	7,932	7,986	—
Indirect installment	16	1	2	19	720	739	—
Consumer lines of credit	8	2	4	14	1,360	1,374	—
Total consumer loans	70	14	15	99	12,676	12,775	—
Total loans and leases	$108	$14	$159	$281	$33,658	$33,939	$43

Following is a summary of non-performing assets:
TABLE 5.7

December 31	2025	2024
(dollars in millions)
Non-accrual loans	$105	$159
Total non-performing loans and leases	105	159
Other real estate owned	3	3
Total non-performing assets	$108	$162
Asset quality ratios:
Non-performing loans and leases / total loans and leases	0.30%	0.47%
Non-performing assets plus 90 days or more past due / total loans and leases plus OREO	0.35	0.52
The carrying value of residential-secured consumer OREO held as a result of obtaining physical possession upon completion of a foreclosure or through completion of a deed in lieu of foreclosure amounted to $1.1 million at December 31, 2025 and $1.2 million at December 31, 2024. The recorded investment of residential-secured consumer OREO for which formal foreclosure proceedings are in process at December 31, 2025 and 2024 totaled $16.9 million and $10.6 million, respectively.
Approximately $172.8 million of commercial loans are collateral dependent at December 31, 2025. Repayment is expected to be substantially made through the operation or sale of the collateral on the loan. These loans are primarily secured by business assets or commercial real estate.
Loan Modifications
During the period, there are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. These modifications typically result from loss mitigation activities and could include a term extension, interest rate reduction, principal forgiveness and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral. Accrued interest receivable on loan modifications totaled $0.1 million and $0.2 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the amortized cost of loan modifications in the tables that follow.

The following table shows the amortized cost basis at the end of the reporting period of the loans modified during the period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable, type of concession granted and the financial effect of the modifications made to borrowers experiencing financial difficulty:
TABLE 5.8

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
Twelve Months Ended December 31, 2025
Term Extension
Commercial real estate	$2.3	0.02%	The modified loans had an average increase in term of 6 months, extending the maturity date.
Commercial and industrial	1.2	0.02	The modified loans had an average increase in term of 21 months, extending the maturity date.
Direct installment	2.7	0.10	The modified loans had an average increase in term of 77 months, extending the maturity date.
Residential mortgages	6.0	0.07	The modified loans had an average increase in term of 37 months, extending the maturity date.
Consumer lines of credit	0.7	0.05	The modified loans had an average increase in term of 169 months, extending the maturity date.
Total	12.9
Term Extension and Rate Reduction
Residential mortgages	3.2	0.04	The term was extended, with weighted average yield reductions of 32 basis points to 475 basis points with extensions up to 28 years.
Total	3.2
Other
Commercial real estate	1.5	0.01	The majority resulted in a 3 to 6 month deferral on principal payments.
Commercial and industrial	0.7	0.01	The majority resulted in a 3-month deferral on principal payments
Total	2.2
Total Outstanding Modified	$18.3

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Twelve Months Ended December 31, 2024
Term Extension
Commercial real estate	$0.3	—%	The modified loans had an average increase in term of 7 months, extending the maturity date.
Commercial and industrial	0.1	—	Modifications were made with no material financial effect.
Direct installment	1.5	0.06	The modified loans had an average increase in term of 65 months, extending the maturity date.
Residential mortgages	7.3	0.09	The modified loans had an average increase in term of 70 months, extending the maturity date.
Consumer lines of credit	1.3	0.09	The modified loans had an average increase in term of 221 months, extending the maturity date.
Total	10.5
Rate Reduction
Residential mortgages	0.1	—	Modifications were made with no material financial effect.
Total	0.1
Term Extension and Rate Reduction
Commercial real estate	17.6	0.14	The terms were extended, with a weighted average yield reduction of 190 basis points.
Commercial and industrial	15.5	0.21	The modified loans had an average increase in term of 6 months, at a reduced rate.
Residential mortgages	1.3	0.02	Modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.01	Modifications were made with no material financial effect.
Total	34.6
Balloon Payment
Commercial real estate	0.7	0.01	Modifications were made with no material financial effect.
Consumer lines of credit	0.2	0.03	Modifications were made with no material financial effect.
Total	0.9
Other
Commercial real estate	2.0	0.02	3 to 12 month payment deferrals with no income being earned on these loans.
Commercial and industrial	5.2	0.07	Temporarily lowered monthly payments, 3 to 9 month payment deferral or temporary interest only payments while borrowers were in work-out.
Total	7.2
Total Outstanding Modified	$53.3

(dollars in millions)	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect

Twelve Months Ended December 31, 2023
Term Extension
Commercial real estate	$21.5	0.17%	The modified loans had an average increase in term of 15 months, extending the maturity date.
Commercial and industrial	20.6	0.28	The modified loans had an average increase in term of 34 months, extending the maturity date.
Direct installment	1.7	0.06	The modified loans had an average increase in term of 90 months, extending the maturity date.
Residential mortgages	3.8	0.06	The modified loans had an average increase in term of 91 months, extending the maturity date.
Consumer lines of credit	0.5	0.04	The repayment on the loans modified was extended, lowering the monthly repayment.
Total	48.1
Term Extension and Rate Reduction
Commercial and industrial	0.1	—	The term was extended, with a weighted average yield reduction of 462 basis points.
Direct installment	0.4	0.01	The modified loans had an average increase in term of 319 months, extending the maturity date.
Residential mortgages	0.8	0.01	The term was extended, with a weighted average yield reduction of 267 basis points.
Consumer lines of credit	0.7	0.05	The term was extended, with a weighted average yield reduction of 266 basis points.
Total	2.0
Other
Commercial real estate	8.3	0.07	The modified loans had an average increase in term of 6 months, extending the maturity date.
Direct installment	0.1	—	Multiple modifications were made with no material financial effect.
Residential mortgages	0.1	—	Multiple modifications were made with no material financial effect.
Consumer lines of credit	0.6	0.05	Primarily changed to a payment schedule with a fixed rate reduction of 508 basis points.
Total	9.1
Total Outstanding Modified	$59.2

Some loan modifications may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the ACL. There were no additional funds committed to borrowers whose loans were modified during 2025 and 2024.
Commercial loans over $1.0 million whose terms have been modified may be placed on non-accrual, individually analyzed and measured based on the fair value of the underlying collateral. Our ACL includes specific reserves for commercial loans modified. There were no specific reserves for commercial loans modified at December 31, 2025 compared to $8.1 million at December 31, 2024, and pooled reserves for individual loans of $0.6 million and $1.8 million for those same periods, respectively, based on loan segment LGD. Upon default, the amount of the recorded investment of the modified loan balance in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the ACL.
All other classes of loans whose terms have been modified are pooled and measured based on the loan segment LGD. Our ACL included pooled reserves for these classes of loans of $1.3 million and $3.4 million as of December 31, 2025 and 2024, respectively. Upon default of an individual loan, our charge-off policy is followed for that class of loan.

Following is a summary of loans modified in a manner that grants a concession to a borrower experiencing financial difficulties, by class, for which there was a payment default, excluding loans that have been paid off and/or sold. Default occurs when a loan is 90 days or more past due or in non-accrual and is within 12 months of restructuring.
TABLE 5.9

Amortized cost basis of modified financing receivables that subsequently defaulted:
(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Twelve Months Ended December 31, 2025
Commercial real estate	$1.1	$—	$—	$2.0	$3.1
Commercial and industrial	0.9	—	—	1.3	2.2
Total commercial loans and leases	2.0	—	—	3.3	5.3
Direct installment	0.3	—	—	—	0.3
Residential mortgages	1.9	0.6	—	—	2.5
Total consumer loans	2.2	0.6	—	—	2.8
Total	$4.2	$0.6	$—	$3.3	$8.1

(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Twelve Months Ended December 31, 2024
Commercial real estate	$0.3	$—	$0.7	$5.9	$6.9
Commercial and industrial	18.4	15.5	—	5.5	39.4
Total commercial loans and leases	18.7	15.5	0.7	11.4	46.3
Direct installment	0.7	—	—	—	0.7
Residential mortgages	4.7	0.4	—	—	5.1
Total consumer loans	5.4	0.4	—	—	5.8
Total	$24.1	$15.9	$0.7	$11.4	$52.1

(in millions)	Term Extension	Term Extension and Rate Reduction	Balloon Payment	Other	Total Outstanding Modified
Twelve Months Ended December 31, 2023
Commercial real estate	$0.4	$—	$—	$5.2	$5.6
Commercial and industrial	21.5	0.3	—	—	21.8
Total commercial loans and leases	21.9	0.3	—	5.2	27.4
Direct installment	0.1	—	—	—	0.1
Residential mortgages	0.3	0.3	—	—	0.6
Consumer lines of credit	0.1	—	—	—	0.1
Total consumer loans	0.5	0.3	—	—	0.8
Total	$22.4	$0.6	$—	$5.2	$28.2

We closely monitor the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months:
TABLE 5.10

Payment status - amortization cost basis:
(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
December 31, 2025
Commercial real estate	$3.6	$—	$0.2
Commercial and industrial	1.4	0.5	—
Total commercial loans and leases	5.0	0.5	0.2
Direct installment	1.9	0.6	0.2
Residential mortgages	5.2	3.0	1.0
Consumer lines of credit	0.6	0.1	—
Total consumer loans	7.7	3.7	1.2
Total	$12.7	$4.2	$1.4

(in millions)	Current	30-89 Days Past Due	90+ Days Past Due
December 31, 2024
Commercial real estate	$20.5	$—	$—
Commercial and industrial	20.8	—	—
Total commercial loans and leases	41.3	—	—
Direct installment	1.2	0.3	—
Residential mortgages	5.5	1.8	1.5
Consumer lines of credit	1.4	0.3	—
Total consumer loans	8.1	2.4	1.5
Total	$49.4	$2.4	$1.5
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

Following is a summary of changes in the ACL, by loan and lease class:
TABLE 6.1

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2025
Commercial real estate	$166.9	$(30.0)	$1.3	$(28.7)	$37.7	$175.9
Commercial and industrial	85.6	(37.9)	8.1	(29.8)	43.1	98.9
Commercial leases	22.9	(0.2)	—	(0.2)	3.5	26.2
Other	4.3	(4.7)	1.0	(3.7)	3.8	4.4
Total commercial loans and leases	279.7	(72.8)	10.4	(62.4)	88.1	305.4
Direct installment	29.1	(0.9)	0.7	(0.2)	(3.2)	25.7
Residential mortgages	95.9	(2.4)	0.5	(1.9)	(1.6)	92.4
Indirect installment	9.5	(7.6)	2.2	(5.4)	4.9	9.0
Consumer lines of credit	8.6	(1.0)	0.4	(0.6)	(1.0)	7.0
Total consumer loans	143.1	(11.9)	3.8	(8.1)	(0.9)	134.1
Total allowance for credit losses on loans and leases	422.8	(84.7)	14.2	(70.5)	87.2	439.5
Allowance for unfunded loan commitments	21.4	—	—	—	(1.3)	20.1
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$444.2	$(84.7)	$14.2	$(70.5)	$85.9	$459.6

(in millions)	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Year
Year Ended December 31, 2024
Commercial real estate	$166.6	$(38.6)	$2.5	$(36.1)	$36.4	$166.9
Commercial and industrial	87.8	(20.9)	9.3	(11.6)	9.4	85.6
Commercial leases	21.2	(0.3)	0.1	(0.2)	1.9	22.9
Other	3.7	(4.2)	1.4	(2.8)	3.4	4.3
Total commercial loans and leases	279.3	(64.0)	13.3	(50.7)	51.1	279.7
Direct installment	33.8	(1.8)	1.1	(0.7)	(4.0)	29.1
Residential mortgages	70.5	(2.6)	1.2	(1.4)	26.8	95.9
Indirect installment	12.8	(11.8)	2.6	(9.2)	5.9	9.5
Consumer lines of credit	9.2	(1.6)	0.9	(0.7)	0.1	8.6
Total consumer loans	126.3	(17.8)	5.8	(12.0)	28.8	143.1
Total allowance for credit losses on loans and leases	405.6	(81.8)	19.1	(62.7)	79.9	422.8
Allowance for unfunded loan commitments	21.5	—	—	—	(0.1)	21.4
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$427.1	$(81.8)	$19.1	$(62.7)	$79.8	$444.2

(in millions)	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Credit Losses	Balance at End of Period
Year Ended December 31, 2023
Commercial real estate	$162.1	$(12.4)	$4.4	$(8.0)	$12.5	$166.6
Commercial and industrial	102.1	(51.2)	3.8	(47.4)	33.1	87.8
Commercial leases	13.5	—	—	—	7.7	21.2
Other	4.0	(4.5)	1.0	(3.5)	3.2	3.7
Total commercial loans and leases	281.7	(68.1)	9.2	(58.9)	56.5	279.3
Direct installment	35.9	(0.6)	0.6	—	(2.1)	33.8
Residential mortgages	55.5	(0.7)	0.5	(0.2)	15.2	70.5
Indirect installment	17.3	(10.7)	2.3	(8.4)	3.9	12.8
Consumer lines of credit	11.3	(1.0)	0.8	(0.2)	(1.9)	9.2
Total consumer loans	120.0	(13.0)	4.2	(8.8)	15.1	126.3
Total allowance for credit losses on loans and leases	401.7	(81.1)	13.4	(67.7)	71.6	405.6
Allowance for unfunded loan commitments	21.4	—	—	—	0.1	21.5
Total allowance for credit losses on loans and leases and allowance for unfunded loan commitments	$423.1	$(81.1)	$13.4	$(67.7)	$71.7	$427.1
Following is a summary of changes in the AULC by portfolio segment:
TABLE 6.2

Year Ended December 31	2025	2024	2023
(in millions)
Balance at beginning of period	$21.4	$21.5	$21.4
Provision for unfunded loan commitments and letters of credit:
Commercial portfolio	(1.1)	0.1	0.3
Consumer portfolio	(0.2)	(0.2)	(0.2)
Balance at end of period	$20.1	$21.4	$21.5
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
At December 31, 2025 and 2024, we utilized a third-party consensus macroeconomic forecast reflecting the current and projected macroeconomic environment. For our ACL calculation at December 31, 2025, the macroeconomic variables that we utilized included, but were not limited to: (i) the purchase only Housing Price Index, which increases 4.3% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which decreases 0.5% over our R&S forecast period, (iii) S&P Volatility, which decreases 2.2% in 2026 and 7.9% in 2027 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period. While we have not changed our ACL modeling methodology, we continually assess our key macroeconomic variables and their correlation to our historical and expected portfolio performance. During the quarter ended September 30, 2025, we changed certain macroeconomic variables used for ACL modeling purposes as we believe the new variables better correlate to our historical performance over the economic cycles. Macroeconomic variables that we utilized for our ACL calculation as of December 31, 2024 included, but were not limited to: (i) the purchase only Housing Price Index, which increases 7.4% over our R&S forecast period, (ii) a Commercial Real Estate Price Index, which increases 3.9% over our R&S forecast period, (iii) S&P Volatility, which increases

34.9% in 2025 and 2.5% in 2026 and (iv) personal and business bankruptcies, which increase steadily over the R&S forecast period but average below the historical through the cycle period.
The ACL on loans and leases of $439.5 million at December 31, 2025 increased $16.7 million, or 4.0%, from December 31, 2024. Our ending ACL coverage ratio was 1.26% at December 31, 2025 and 1.25% at December 31, 2024. Total provision for credit losses for the year ended December 31, 2025 was $86.0 million, compared to $79.8 million in 2024. Net charge-offs were $70.5 million during 2025, compared to $62.7 million during 2024.

NOTE 7.    LOAN SERVICING
Mortgage Loan Servicing
We retain the servicing rights on certain mortgage loans sold. The unpaid principal balance of mortgage loans serviced for others is listed below:
TABLE 7.1

December 31	2025	2024
(in millions)
Mortgage loans sold with servicing retained	$7,062	$6,429
The following table summarizes activity relating to mortgage loans sold with servicing retained:
TABLE 7.2

Year Ended December 31	2025	2024	2023
(in millions)
Mortgage loans sold with servicing retained	$1,382	$1,280	$980
Pre-tax net gains (losses) resulting from above loan sales (1)	22	21	3
Mortgage servicing fees (1)	17	15	14
(1) Recorded in mortgage banking operations on the Consolidated Statements of Income.
Following is a summary of activity relating to MSRs:
TABLE 7.3

Year Ended December 31	2025	2024	2023
(in millions)
Balance at beginning of period	$70.5	$59.5	$52.8
Additions	14.5	16.6	11.3
Payoffs and curtailments	(5.2)	(3.4)	(2.2)
Impairment (charge) / recovery	—	0.1	(0.2)
Amortization / other	(6.3)	(2.3)	(2.2)
Balance at end of period	$73.5	$70.5	$59.5
Fair value, beginning of period	$86.3	$71.8	$68.6
Fair value, end of period	88.2	86.3	71.8
There was a $0.1 million valuation allowance for MSRs at December 31, 2025 and December 31, 2024.
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
Following is a summary of the sensitivity of the fair value of MSRs to changes in key assumptions:
TABLE 7.4

December 31	2025	2024
(dollars in millions)
Weighted average life (months)	89	96
Constant prepayment rate (annualized)	8.6%	7.6%
Discount rate	10.1%	10.3%
Effect on fair value due to change in interest rates:
+2.00%	$13	$6
+1.00%	10	5
+0.50%	7	3
+0.25%	4	2
-0.25%	(4)	(2)
-0.50%	(8)	(5)
-1.00%	(14)	(11)
-2.00%	(24)	(20)
-3.00%	(42)	(34)
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

NOTE 8.    PREMISES AND EQUIPMENT
Following is a summary of premises and equipment:
TABLE 8.1

December 31	2025	2024
(in millions)
Land	$71	$66
Premises	363	343
Equipment	582	510
Finance leases	39	44
	1,055	963
Accumulated depreciation	(487)	(427)
Total premises and equipment, net	$568	$536

Depreciation expense for premises and equipment is presented in the following table:
TABLE 8.2

December 31	2025	2024	2023
(in millions)
Depreciation expense for premises and equipment	$74	$64	$59
NOTE 9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows a rollforward of goodwill by line of business:
TABLE 9.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Other	Total
Balance at January 1, 2024	$2,446	$8	$23	$—	$2,477
Goodwill additions	—	—	1	—	1
Balance at December 31, 2024	2,446	8	24	—	2,478
Goodwill additions	—	—	—	2	2
Balance at December 31, 2025	$2,446	$8	$24	$2	$2,480
There were no material changes to goodwill during 2025 and 2024.
The following table shows a summary of core deposit intangibles and customer renewal lists:
TABLE 9.2

(in millions)	Core Deposit Intangibles	Customer Renewal Lists	Total
December 31, 2025
Gross carrying amount	$258	$19	$277
Accumulated amortization	(224)	(17)	(241)
Net carrying amount	$34	$2	$36
December 31, 2024
Gross carrying amount	$258	$18	$276
Accumulated amortization	(209)	(16)	(225)
Net carrying amount	$49	$2	$51
Core deposit intangibles are being amortized primarily over 10 years using accelerated methods. Customer renewal lists are being amortized over their estimated useful lives, which range from two to 13 years.
The following table summarizes amortization expense recognized:
TABLE 9.3

December 31	2025	2024	2023
(in millions)
Amortization expense	$16	$18	$20

Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2025:
TABLE 9.4

(in millions)
2026	$12
2027	8
2028	6
2029	4
2030	3
Total	$33
Goodwill and other intangible assets are tested annually for impairment, and more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. We completed this test in 2025 and 2024 and determined that our goodwill and other intangible assets are not impaired.
NOTE 10.    LEASES
We have operating leases primarily for certain branches, office space, land, and office equipment. We have finance leases for certain branches. Our operating leases expire at various dates through the year 2046 and generally include one or more options to renew. Our finance leases expire at various dates through the year 2051 and generally include one or more options to renew. The exercise of lease renewal options is at our sole discretion. As of December 31, 2025, we had operating lease right-of-use assets and operating lease liabilities of $195.2 million and $236.3 million, respectively, including $70.6 million in operating right-of-use assets and $101.2 million in operating lease liabilities with a related party. As of December 31, 2025, we had finance lease right-of-use assets and finance lease liabilities of $32.4 million and $35.5 million, respectively.
Our operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2025, we have certain operating lease agreements, primarily for administrative office space, that are expected to commence in 2026 with lease terms of up to 20 years. At commencement, it is expected that these leases will add approximately $5.8 million in right-of-use assets and $5.8 million in other liabilities. In late 2024, the majority of FNB's Pittsburgh-based employees moved into the new headquarters building, consolidating several offices, subsidiaries and support departments under one roof to create opportunities for continued efficiency, collaboration and productivity enhancements. The related party operating lease is accounted for in a manner consistent with all other leases on the basis of the legally enforceable terms and conditions of the lease and the related party represents a VIE for which we are not the primary beneficiary.
The components of lease expense were as follows:
TABLE 10.1

	Twelve Months Ended December 31,
(in millions)	2025	2024	2023
Operating lease cost	$40	$41	$34
Short-term lease cost	1	1	—
Variable lease cost	6	5	5
Finance lease cost	4	3	3
Total lease cost	$51	$50	$42

Other information related to leases is as follows:
TABLE 10.2

	Twelve Months Ended December 31,
(dollars in millions)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$38	$34
Operating cash flows from finance leases	$1	$1
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$19	$27
Finance leases	$—	$10
Weighted average remaining lease term (years):
Operating leases	10	11
Finance leases	17	18
Weighted average discount rate:
Operating leases	4.0%	3.9%
Finance leases	3.6%	3.5%
Future cash flows of lease liabilities are as follows:
TABLE 10.3

(in millions)	Operating Leases	Finance Leases	Total Leases
December 31, 2025
0 - 12 months	$36	$2	$38
13 - 24 months	33	3	36
25 - 36 months	29	3	32
37 - 48 months	27	3	30
49 - 60 months	25	3	28
Later years	144	34	178
Total lease payments	294	48	342
Less: imputed interest	(58)	(12)	(70)
Present value of lease liabilities	$236	$36	$272
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

Unconsolidated VIEs
The following table provides a summary of the assets and liabilities included in our Consolidated Financial Statements, as well as the maximum exposure to losses, associated with our interests related to VIEs for which we hold an interest, but are not the primary beneficiary. Additionally, we have an operating lease with a related party and a maximum exposure to loss of approximately $71 million and FNBPA made a construction loan to the same related party. For further information about this unconsolidated VIE, please see Note 10, “Leases.”
TABLE 11.1

(in millions)	Total Assets	Total Liabilities	Maximum Exposure to Loss
December 31, 2025
Trust preferred securities (1)	$3	$74	$—
Tax credit partnerships	174	66	174
Other investments	38	—	38
Total	$215	$140	$212
December 31, 2024
Trust preferred securities (1)	$3	$73	$—
Tax credit partnerships	164	68	164
Other investments	34	—	34
Total	$201	$141	$198
(1) Represents our investment in unconsolidated subsidiaries.
Trust-Preferred Securities
We have certain wholly-owned trusts whose assets, liabilities, equity, income and expenses are not included within our Consolidated Financial Statements. These trusts have been formed for the sole purpose of issuing TPS, from which the proceeds are then invested in our junior subordinated debentures, which are reflected in our Consolidated Balance Sheets as junior subordinated debt. The TPS are the obligations of the trusts, and as such, are not consolidated within our Consolidated Financial Statements. For additional information relating to our TPS, see Note 14, “Long-Term Borrowings” in the Notes to Consolidated Financial Statements.
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
The following table presents the balances of our LIHTC, HTC and NMTC investments and related unfunded commitments:
TABLE 11.2

December 31	2025	2024
(in millions)
Tax credit investments included in other assets	$108	$96
Unfunded tax credit investments	66	68
The following table summarizes the impact of these tax credit investments on the provision for income taxes in our Consolidated Statements of Income:
TABLE 11.3

	Year Ended December 31
(in millions)	2025	2024	2023
Provision for income taxes:
Amortization of tax credit investments under proportional method	$23	$21	$15
Tax credits from tax credit investments	(25)	(21)	(16)
Other tax benefits related to tax credit investments	(4)	(3)	(2)
Total impact on provision for income taxes	$(6)	$(3)	$(3)
Other Investments
Other investments we also consider to be unconsolidated VIEs include investments in Small Business Investment Companies and other equity method investments.
NOTE 12.    DEPOSITS
Following is a summary of deposits:
TABLE 12.1

December 31	2025	2024
(in millions)
Non-interest-bearing demand	$9,914	$9,761
Interest-bearing demand	18,399	16,668
Savings	3,138	3,178
Certificates and other time deposits:
Less than $100,000	3,580	3,434
$100,000 through $250,000	1,956	2,054
Greater than $250,000	1,772	2,012
Total certificates and other time deposits	7,308	7,500
Total deposits	$38,759	$37,107

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2025:
TABLE 12.2

(in millions)
2026	$6,922
2027	259
2028	54
2029	35
2030	36
Later years	2
Total	$7,308
NOTE 13.    SHORT-TERM BORROWINGS
Following is a summary of short-term borrowings:
TABLE 13.1

December 31	2025	2024
(in millions)
Securities sold under repurchase agreements	$131	$165
Federal Home Loan Bank advances	1,055	585
Federal funds purchased	705	370
Subordinated notes	126	136
Total short-term borrowings	$2,017	$1,256
Borrowings with original maturities of one year or less are classified as short-term. Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next-day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount at least equal to the outstanding balance. Of the total short-term FHLB advances, $530.0 million, or 50.2%, had overnight maturities as of December 31, 2025, compared to $335.0 million, or 57.3%, as of December 31, 2024. At December 31, 2025 and 2024, none of the short-term FHLB advances were swapped to fixed rates. Federal funds purchased are overnight funds borrowed from other financial institutions. Subordinated notes are unsecured and subordinated to our other indebtedness. The short-term subordinated notes mature within one year.
The following represents weighted average interest rates on short-term borrowings:
TABLE 13.2

December 31	2025	2024	2023
Year-to-date average	4.09%	4.80%	3.75%
Period-end	3.59	4.11	5.17

NOTE 14.     LONG-TERM BORROWINGS
Following is a summary of long-term borrowings:
TABLE 14.1

December 31	2025	2024
(in millions)
Federal Home Loan Bank advances	$1,100	$1,750
Senior notes	498	847
Subordinated notes	86	74
Junior subordinated debt	74	73
Other subordinated debt	143	268
Total long-term borrowings	$1,901	$3,012
Scheduled annual maturities for the long-term borrowings for the years following December 31, 2025 are as follows:
TABLE 14.2

(in millions)
2026	$320
2027	620
2028	228
2029	126
2030	500
Later years	107
Total	$1,901
Federal Home Loan Bank advances
Our banking affiliate has available credit with the FHLB of $12.0 billion, of which $9.1 billion was available for borrowing as of December 31, 2025. The outstanding FHLB advances (including both short-term and long-term borrowings) are secured by $16.7 billion of loans collateralized by residential mortgages, home equity lines of credit and commercial real estate. The short-term borrowings are scheduled to mature in various amounts periodically through 2026 while the long-term borrowings are scheduled to mature periodically through 2028. Weighted average interest rates paid on long-term FHLB advances held during 2025 and 2024 were 4.27% and 4.74%, respectively.
Subordinated notes
Subordinated notes are unsecured and subordinated to our other indebtedness. The subordinated notes mature in various amounts periodically through the year 2035. At December 31, 2025, all of the subordinated notes are redeemable by the holders prior to maturity at a discount equal to three to 12 months of interest, depending on the term of the note. We may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the notes. The weighted average interest rates on the subordinated notes are presented in the following table:
TABLE 14.3

December 31	2025	2024	2023
Subordinated notes weighted average interest rate	4.70%	4.50%	4.10%
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
The following table provides information relating to the Trusts as of December 31, 2025:
TABLE 14.4

(dollars in millions)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate	Rate Reset Factor
F.N.B. Statutory Trust II	$22	$1	$22	6/15/2036	5.63%	SOFR + 165 bps
Yadkin Valley Statutory Trust I	25	1	23	12/15/2037	5.30%	SOFR + 132 bps
FNB Financial Services Capital Trust I	25	1	24	9/30/2035	5.41%	SOFR + 146 bps
Patapsco Statutory Trust I	5	—	5	12/15/2035	5.46%	SOFR + 148 bps
Total	$77	$3	$74
The SOFR rate used for the rate reset factors in the above table is the Benchmark Replacement (three-month CME term SOFR plus a tenor spread adjustment of 26 basis points).
Senior and other subordinated debt
The following table provides information relating to our senior notes and other subordinated debt as of December 31, 2025. The subordinated notes are eligible for treatment as tier 2 capital for regulatory capital purposes.
TABLE 14.5

(dollars in millions)	Aggregate Principal Amount Issued	Net Proceeds (5)	Carrying Value	Stated Maturity Date	Interest Rate
Senior Notes:
Fixed-To-Floating Rate Senior Notes due December 11, 2030 (1)	$500	$497	$498	12/11/2030	5.722%
Total senior notes	500	497	498
Other Subordinated Debt:
Fixed-To-Floating Rate Subordinated Notes due 2029 (2)	120	118	119	2/14/2029	6.515%
Fixed-To-Floating Rate Subordinated Notes due December 6, 2028 (3) (4)	25	26	24	12/6/2028	7.019%
Total other subordinated debt	145	144	143
Total	$645	$641	$641
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

Other Credit Availability
Excluding FHLB availability, our banking affiliate has additional unused other wholesale credit availability of $9.1 billion as of December 31, 2025.
Borrowing Activity
During the fourth quarter of 2025, $100.0 million in other subordinated debt that was issued in October 2015 matured. During the third quarter of 2025, $350.0 million in senior debt that was issued in August 2022 matured. During the second quarter of 2025, we redeemed $25.0 million in other subordinated debt assumed from our previous acquisition of UB Bancorp that was set to reprice at a higher interest rate.
During the fourth quarter of 2024, we completed a debt offering in which we issued $500 million aggregate principal amount of 5.722% fixed-rate / floating rate senior notes due in 2030. The net proceeds of the debt offering after deducting underwriting discounts and commissions and offering costs were $496.7 million. We used the net proceeds for general corporate purposes, including repayment of outstanding indebtedness, investments at the holding company level and capital to support the growth of FNBPA.
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

The following table presents notional amounts and gross fair values of our derivative assets and derivative liabilities which are not offset in the Consolidated Balance Sheets:
TABLE 15.1

December 31	2025			2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in millions)		Assets	Liabilities		Assets	Liabilities
Gross Derivatives
Subject to master netting arrangements:
Interest rate contracts – designated	$1,650	$13	$—	$2,400	$—	$6
Interest rate swaps – not designated	6,064	51	51	5,901	96	16
Total subject to master netting arrangements	7,714	64	51	8,301	96	22
Not subject to master netting arrangements:
Interest rate swaps – not designated	6,064	51	155	5,901	16	287
Interest rate lock commitments – not designated	298	7	—	417	1	4
Forward delivery commitments – not designated	458	—	2	486	4	—
Credit risk contracts – not designated	815	—	—	819	—	—
Total not subject to master netting arrangements	7,635	58	157	7,623	21	291
Total	$15,349	$122	$208	$15,924	$117	$313
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
The following table shows amounts reclassified from AOCI:
TABLE 15.2

	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from AOCI into Income	Amount of Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
(in millions)	2025	2024	2023		2025	2024	2023
Derivatives in cash flow hedging relationships:
Interest rate contracts	$13	$(18)	$(10)	Interest income (expense)	$(20)	$(40)	$(24)

The following table represents gains (losses) recognized in the Consolidated Statements of Income on cash flow hedging relationships:
TABLE 15.3

	Year Ended December 31,
	2025		2024		2023
(in millions)	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings	Interest Income - Loans and Leases	Interest Expense - Short-Term Borrowings
Total amounts of income and expense line items presented in the Consolidated Statements of Income (the effects of cash flow hedges are included in these line items)	$1,996	$68	$1,985	$99	$1,754	$78
The effects of cash flow hedging:
Gain (loss) on cash flow hedging relationships:
Interest rate contracts:
Amount of gain (loss) reclassified from AOCI into net income	(20)	—	(47)	7	(46)	22
As of December 31, 2025, the maximum length of time over which forecasted interest cash flows are hedged is 4.0 years. In the twelve months that follow December 31, 2025, we expect to reclassify from the amount currently reported in AOCI net derivative gains of $5.6 million ($4.4 million net of tax), in association with interest on the hedged loans. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, and the addition of other hedges subsequent to December 31, 2025.
There were no components of derivative gains or losses excluded from the assessment of hedge effectiveness related to these cash flow hedges. Also, during the years ended December 31, 2025 and 2024, there were no gains or losses from cash flow hedge derivatives reclassified to earnings because it became probable that the original forecasted transactions would not occur.
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
Risk participation agreements sold with notional amounts totaling $604 million as of December 31, 2025 have remaining terms ranging from three months to 15 years. Under these agreements, our maximum exposure assuming a customer defaults on their obligation to perform under certain derivative swap contracts with third parties would be $0 at both December 31, 2025 and 2024. The fair values of risk participation agreements purchased and sold were $0.1 million and $0.1 million, respectively, at December 31, 2025 and $0.1 million and $0, respectively, at December 31, 2024.
The following table presents the effect of certain derivative financial instruments on the Consolidated Statements of Income:
TABLE 15.4

		Year Ended December 31,
(in millions)	Consolidated Statements of Income Location	2025	2024	2023
Interest rate swaps	Non-interest income - other	$—	$1	$(1)
Mortgage banking contracts	Mortgage banking operations	(5)	7	(3)
Credit risk contracts	Non-interest income - other	—	—	—
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
Certain master netting agreements contain provisions that, if violated, could cause the counterparties to request immediate settlement or demand full collateralization under the derivative instrument. If we had breached our agreements with our derivative counterparties we would be required to settle our obligations under the agreements at the termination value and would be required to pay $0.1 million as of December 31, 2025 and $0.2 million as of December 31, 2024, in excess of amounts previously posted as collateral with the respective counterparty.

The following table presents a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the Consolidated Balance Sheets to the net amounts that would result in the event of offset. Swap derivative transactions with customers are generally secured by rights to non-financial collateral, such as real and personal property, which is not shown in the table below.
TABLE 15.5

				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in millions)	Gross Amount Recognized	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments Available for Offset	Collateral Received/Pledged	Net Amount
December 31, 2025
Derivative Assets
Subject to master netting arrangement	$64	$—	$64	$43	$20	$1
Not subject to master netting arrangement	51	—	51
Total	$115	$—	$115

Derivative Liabilities
Subject to master netting arrangement	$51	$—	$51	$43	$8	$—
Not subject to master netting arrangement	155	—	155
Total	$206	$—	$206

December 31, 2024
Derivative Assets
Subject to master netting arrangement	$96	$—	$96	$16	$80	$—
Not subject to master netting arrangement	16	—	16
Total	$112	$—	$112

Derivative Liabilities
Subject to master netting arrangement	$22	$—	$22	$16	$6	$—
Not subject to master netting arrangement	287	—	287
Total	$309	$—	$309
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

Following is a summary of off-balance sheet credit risk information:
TABLE 16.1

December 31	2025	2024
(in millions)
Commitments to extend credit	$14,806	$14,283
Standby letters of credit	263	271
At December 31, 2025, funding of 83.2% of the commitments to extend credit was dependent on the financial condition of the customer. We have the ability to withdraw such commitments at our discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by us that may require payment at a future date. The credit risk involved in issuing letters of credit is actively monitored through review of the historical performance of our portfolios.
Our AULC for commitments that are not unconditionally cancellable, which is included in other liabilities on the Consolidated Balance Sheets, was $20.1 million at December 31, 2025 and $21.4 million at December 31, 2024. Additional information relating to the AULC is provided in Note 6, "Allowance for Credit Losses on Loans and Leases" in the Notes to Consolidated Financial Statements.
In addition to the above commitments, subordinated notes issued by FNB Financial Services, LP, a wholly-owned finance subsidiary, are fully and unconditionally guaranteed by FNB. These subordinated notes are included in the summaries of short-term borrowings and long-term borrowings in Notes 13 and 14.
Other Legal and Regulatory Proceedings
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
On February 5, 2024, we announced that Yadkin Bank and its successor by merger, FNBPA, reached a settlement with the DOJ and the State of North Carolina to resolve their fair lending concerns, which FNBPA disputed, related to the assessment of mortgage lending activities during a four-year period in the Winston-Salem and Charlotte, North Carolina markets that began prior to Yadkin’s merger with FNBPA in March 2017. The settlement included FNBPA's commitment to provide $11.75 million in subsidies on mortgages and home equity loans originated in the Charlotte and Winston-Salem, North Carolina markets beginning in 2024 continuing until the full amount has been deployed. This subsidy amount is part of our existing, previously announced commitment to underserved communities, including the Winston-Salem and Charlotte markets. Importantly, the settlement was not initiated through a referral by a federal bank regulatory agency or consumer complaint, and included no civil money penalties levied against FNBPA. Effective January 2026, FNBPA had fully deployed the $11.75 million mortgage subsidy in the Charlotte and Winson Salem MBHCTs.
NOTE 17.    STOCK INCENTIVE PLANS
Restricted Stock
We issue restricted stock unit awards to key employees under our Incentive Compensation Plan (Plan). We issue time-based awards and performance-based awards under this Plan, both of which are based on a three-year vesting period. The grant-date fair value of the time-based awards is equal to the price of our common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo simulation valuation of our common stock as of the grant date. The assumptions used for this valuation include stock price volatility, risk-free interest rate and dividend yield. We granted 1,423,017 and 1,280,942 restricted stock units during 2025 and 2024, respectively, including 318,260 and 336,588 performance-based restricted stock units during those same periods, respectively. We have shareholder approval under the Plan to issue up to 14,000,000 shares of common stock, As of December 31, 2025, we had 7,545,673 remaining shares available for awards under the Plan.
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
The following table summarizes the activity relating to restricted stock units during the periods indicated:
TABLE 17.1

	2025		2024		2023
	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share	Units	Weighted Average Grant Price per Share
Unvested units outstanding at beginning of year	3,571,311	$13.38	3,502,598	$12.89	4,821,182	$10.30
Granted	1,423,017	14.51	1,280,942	14.05	1,438,195	12.71
Net adjustment	319,083	—	379,357	—	191,021	—
Vested	(1,612,222)	13.46	(1,531,209)	12.75	(2,311,364)	7.03
Forfeited/expired/canceled	(216,941)	13.16	(60,377)	12.54	(636,436)	8.14
Unvested units outstanding at end of year	3,484,248	13.92	3,571,311	13.38	3,502,598	12.89

The following table provides certain information related to restricted stock units:
TABLE 17.2

Year Ended December 31	2025	2024	2023
(in millions)
Stock-based compensation expense	$17	$17	$18
Tax benefit related to stock-based compensation expense	4	4	4
Fair value of units vested	22	20	18
As of December 31, 2025, there was $10.7 million of unrecognized compensation cost related to unvested restricted stock units.
The components of the restricted stock units as of December 31, 2025 are as follows:
TABLE 17.3

(dollars in millions)	Service- Based Units	Performance- Based Units	Total
Unvested restricted stock units	2,514,504	969,744	3,484,248
Unrecognized compensation expense	$11	$—	$11
Intrinsic value	$43	$17	$60
Weighted average remaining life (in years)	1.83	1.96	1.86

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

The following table provides information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the Consolidated Balance Sheets for the qualified and non-qualified plans described above (collectively, the Plans):
TABLE 18.1

December 31	2025			2024
(in millions)	Qualified	Non-Qualified	Total	Qualified	Non-Qualified	Total
Accumulated benefit obligation	$107	$13	$120	$108	$14	$122
Projected benefit obligation at beginning of year	$108	$14	$122	$116	$15	$131
Interest cost	5	1	6	5	1	6
Actuarial loss (gain)	3	1	4	(4)	—	(4)
Benefits paid	(9)	(3)	(12)	(9)	(2)	(11)
Projected benefit obligation at end of year	$107	$13	$120	$108	$14	$122
Fair value of plan assets at beginning of year	$184	$—	$184	$178	$—	$178
Actual return on plan assets	20	—	20	15	—	15
Corporation contribution	—	3	3	—	2	2
Benefits paid	(9)	(3)	(12)	(9)	(2)	(11)
Fair value of plan assets at end of year	$195	$—	$195	$184	$—	$184
Funded status of plans	$88	$(13)	$75	$76	$(14)	$62
The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis, reduce future earnings.
Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:
TABLE 18.2

Assumptions at December 31	2025	2024
Weighted average discount rate	5.16%	5.48%
The discount rate assumption at December 31, 2025 and 2024 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments. The rates of increase in compensation levels only pertains to the non-qualified plan for 2023. There were no participants accruing benefits under this plan, therefore the compensation level assumption was no longer used.

The net periodic pension cost and OCI for the Plans included the following components:
TABLE 18.3

Year Ended December 31	2025	2024	2023
(in millions)
Interest cost	$6	$6	$7
Expected return on plan assets	(12)	(12)	(11)
Actuarial loss amortization	1	2	2
Total pension cost (income)	(5)	(4)	(2)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income):
Current year actuarial (gain) loss	(5)	(8)	(1)
Amortization of actuarial loss	(1)	(2)	(2)
Total amount recognized in other comprehensive loss (income)	(6)	(10)	(3)
Total amount recognized in net periodic benefit cost (benefit) and other comprehensive loss (income)	$(11)	$(14)	$(5)
The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:
TABLE 18.4

Assumptions for the Year Ended December 31	2025	2024	2023
Weighted average discount rate	5.48%	4.99%	5.34%
Expected long-term rate of return on assets	6.75	6.75	6.75
Rates of increase in compensation levels	n/a	n/a	3.30
The rates of increase in compensation levels only pertains to the non-qualified plan for 2023. At the end of 2025 and 2024, there were no participants accruing benefits under this plan, therefore the compensation level assumption was no longer used. The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.
The change in plan assets reflects benefits paid from the qualified pension plans of $9.3 million and $9.5 million for 2025 and 2024, respectively. We did not make a contribution to the RIP in 2025, 2024 and 2023. For the non-qualified pension plans, the change in plan assets reflects benefits paid from and contributions made to the plans in the same amount. This amount represents the actual benefit payments paid from general assets of $2.9 million and $1.6 million for 2025 and 2024, respectively.

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2025:
TABLE 18.5

(in millions)
Expected employer contributions:	2026	$—
Expected benefit payments:	2026	11
	2027	11
	2028	11
	2029	11
	2030	10
	2031 – 2035	47
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
TABLE 18.6

Year Ended December 31	2025	2024	2023
(in millions)
401(k) contribution expense	$28	$21	$21
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
The following table presents asset allocations for our pension plans as of December 31, 2025 and 2024, and the target allocation for 2026, by asset category:
TABLE 18.7

	Target Allocation	Percentage of Plan Assets
December 31	2026	2025	2024
Asset Category
Equity securities	45 - 65	61%	60%
Debt securities	30 - 50	36	36
Cash equivalents	0 - 10	3	4
At December 31, 2025 and 2024, equity securities included 155,000 and 235,000 shares, respectively, of our common stock, representing 1.4% and 1.9% of total plan assets at December 31, 2025 and 2024, respectively. Dividends received on our common stock held by the Plan were $0.1 million for both 2025 and 2024.

The fair values of our pension plan assets by asset category are as follows:
TABLE 18.8

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Asset Class
Cash	$7	$—	$—	$7
Equity securities:
F.N.B. Corporation	3	—	—	3
Other large-cap U.S. financial services companies	4	—	—	4
Other large-cap U.S. companies	60	—	—	60
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	4	—	—	4
U.S. mid-cap equity index funds	7	—	—	7
Non-U.S. equities growth fund	12	—	—	12
U.S. equity funds:
U.S. large-cap	6	—	—	6
U.S. mid-cap	11	—	—	11
U.S. small-cap	4	—	—	4
Other	6	—	—	6
Fixed income securities:
U.S. Treasury bonds	27	—	—	27
U.S. government agencies	—	18	—	18
Fixed income mutual funds:
U.S. investment-grade fixed income securities	25	—	—	25
Total	$177	$18	$—	$195

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Asset Class
Cash	$8	$—	$—	$8
Equity securities:
F.N.B. Corporation	3	—	—	3
Other large-cap U.S. financial services companies	3	—	—	3
Other large-cap U.S. companies	58	—	—	58
Other equity	1	—	—	1
Mutual fund equity investments:
U.S. equity index funds:
U.S. small-cap equity index funds	4	—	—	4
U.S. mid-cap equity index funds	6	—	—	6
Non-U.S. equities growth fund	15	—	—	15
U.S. equity funds:
U.S. mid-cap	12	—	—	12
U.S. small-cap	4	—	—	4
Other	4	—	—	4
Fixed income securities:
U.S. Treasury bonds	18	—	—	18
U.S. government agencies	—	26	—	26
Fixed income mutual funds:
U.S. investment-grade fixed income securities	22	—	—	22
Total	$158	$26	$—	$184
The classifications for Level 1, Level 2 and Level 3 are discussed in Note 25, “Fair Value Measurements”.

NOTE 19.    INCOME TAXES
Income Tax Expense
Federal and state income tax expense consist of the following:
TABLE 19.1

Year Ended December 31	2025	2024	2023
(in millions)
Current income taxes:
Federal taxes	$48	$39	$93
State taxes	10	6	12
Total current income taxes	58	45	105
Deferred income taxes:
Federal taxes	43	41	(8)
State taxes	3	4	2
Total deferred income taxes	46	45	(6)
Total income taxes	$104	$90	$99
The FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires us to disclose additional categories of information about federal, state and foreign income taxes in the rate reconciliation table, effective for annual periods beginning after December 15, 2024. Additionally, this guidance requires us to provide more details regarding reconciling items in specific categories and provide disaggregation of those categories based on a quantitative threshold equal to 5% or more of the amount determined by multiplying pretax income by the applicable statutory rate.
The following table for the year ended December 31, 2025 is presented using both percentages and reporting currency amounts. The disclosure is presented only for the current year, as the FASB does not require retroactive application or comparative disclosure for prior periods.
TABLE 19.2

Year Ended December 31	2025
(dollars in millions)	Amount	Percent
Statutory federal tax rate	$141	21.0%
State and local income taxes, net of federal income tax effect	10	1.6
Tax credits:
Renewable energy investment tax credits	(37)	(5.6)
LIHTC	(21)	(3.2)
Other tax credits	(5)	(0.7)
Non-taxable or non-deductible items:
Tax-exempt interest	(9)	(1.3)
Cash surrender value on BOLI	(4)	(0.6)
Tax credit cost amortization, net of tax benefits	20	2.9
FDIC premium disallowance	7	1.1
Other non-taxable or non-deductible items	3	0.4
Other	(1)	(0.1)
Total income taxes / effective tax rate	$104	15.5%

The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:
TABLE 19.3

Year Ended December 31	2024	2023
Statutory federal tax rate	21.0%	21.0%
State taxes, net of federal benefit	1.5	1.9
Tax-exempt interest	(1.5)	(1.6)
Cash surrender value on BOLI	(0.6)	(0.5)
Tax credits	(9.0)	(7.3)
Tax credit cost amortization, net of tax benefits	3.2	2.3
FDIC premium disallowance	1.3	1.0
Other items	0.4	0.1
Effective tax rate	16.3%	16.9%
The effective tax rates in 2025, 2024 and 2023, respectively, were lower than the 21% statutory federal tax rate primarily due to the tax benefits resulting from investment, historic and new market tax credits, tax-exempt income on investments and loans and income from BOLI. For the years ended December 31, 2025, 2024 and 2023, we recognized net investment tax credits, under Internal Revenue Code (IRC) section 48, of $37.2 million, $28.4 million and $23.7 million, respectively, from renewable energy projects using the flow-through method of accounting for income tax credits.

For 2025, our state income tax expense was primarily attributable to operations in the jurisdictions of Maryland and North Carolina, which together accounted for more than 50.0% of the total state income tax rate impact and related expense for the year.
We have no foreign operations and accordingly have no foreign income tax expense.
Income Taxes Paid
As part of the ASU 2023-09 related income tax disclosure updates, we are required to disclose income taxes paid (net of refunds received), disaggregated by jurisdiction when payments to any individual jurisdiction equal or exceed 5% of total income taxes paid.
In accordance with the transition guidance in ASU 2023-09, we have adopted the new disclosure requirements for the fiscal year ending December 31, 2025. The disclosure is presented only for the current year, as the FASB does not require retroactive application or comparative disclosure for prior periods.
We have elected to include the income taxes paid disclosure within this footnote. We do not pay any foreign income taxes. The amounts disclosed below include only income taxes accounted for under ASC 740 and exclude taxes not based on income, such as the Pennsylvania Bank Shares Tax and the Ohio Financial Institution Tax.

Net income tax refunds totaled $22.6 million for the year ended December 31, 2025 and are disaggregated by jurisdiction as follows:
TABLE 19.4

(in millions)	Amount Paid
Jurisdiction
Federal	$(33)
State
Maryland	4
North Carolina	3
Other	3
Total state	10
Total income taxes paid (refunded)	$(23)
The Federal amount reflects refunds received in 2025 related to prior year tax filings and a prior acquisition, which exceeded current year federal tax payments.
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

The following table presents the tax effects of significant temporary differences that give rise to federal and state DTAs and DTLs:
TABLE 19.5

December 31	2025	2024
(in millions)
Deferred tax assets:
Allowance for credit losses	$98	$95
Discounts on loans acquired in a business combination	6	8
Net operating loss/tax credit carryforwards	40	44
Deferred compensation	19	17
Securities impairment	2	2
Lease liability	66	68
Net unrealized securities losses	10	39
Other	20	22
Total	261	295
Valuation allowance	(31)	(34)
Total deferred tax assets	230	261
Deferred tax liabilities:
Loan costs	(16)	(13)
Depreciation	(29)	(16)
Prepaid expenses	(2)	(2)
Amortizable intangibles	(13)	(16)
Pension and other defined benefit plans	(17)	(13)
Equipment financing	(98)	(68)
Mortgage servicing rights	(16)	(16)
Lease ROU asset	(55)	(58)
Other	(1)	(1)
Total deferred tax liabilities	(247)	(203)
Net deferred tax assets (liabilities)	$(17)	$58
We establish a valuation allowance when it is more likely than not that we will not be able to realize the benefit of the DTAs or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable DTAs. As of December 31, 2025, the valuation allowance of $30.8 million primarily includes unused state net operating loss carryforwards expiring from 2026 to 2045. We anticipate that neither the state net operating loss nor the other net DTAs at certain of our subsidiaries will be utilized and, as such, have recorded a valuation allowance against the DTAs related to these items.
As of December 31, 2025, we had approximately $53.3 million of federal net operating loss and built-in loss carryforwards from acquired companies. The utilization of these tax attributes is subject to annual limitations under Section 382 of the Internal Revenue Code, or a similar state-level statute, which will cause the utilization of these attributes to be deferred over a number of years, not to exceed beyond 2038. We have determined that we will likely have sufficient taxable income in the years during which these tax attributes are available to be utilized and, consequently, have determined that no additional valuation allowance against the recorded DTA is warranted.
Uncertain Tax Positions
We account for uncertainties in income taxes in accordance with ASC 740, Income Taxes. At December 31, 2025 and 2024, we have approximately $6.3 million and $5.4 million, respectively, of unrecognized tax benefits related to uncertain tax positions. As of December 31, 2025, $6.7 million of these net tax benefits, including accrued interest, would affect the effective tax rate if recognized. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. A tabular reconciliation of the unrecognized tax benefits is not presented as the impact of changes to uncertain tax positions on our income tax expense was immaterial.
We file numerous income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years prior to 2022. With limited exception, we are no longer subject to state income tax examinations for years prior to 2022. We do not anticipate a material reduction in the unrecognized tax benefit within the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.
NOTE 20.    OTHER COMPREHENSIVE INCOME (LOSS)
The following table presents changes in AOCI, net of tax, by component:
TABLE 20.1

(in millions)	Unrealized Net Gains (Losses) on Debt Securities Available for Sale	Unrealized Net Gains (Losses) on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Year Ended December 31, 2025
Balance at beginning of period	$(119)	$(15)	$(35)	$(169)
Other comprehensive income (loss) before reclassifications	76	10	5	91
Amounts reclassified from AOCI	—	15	—	15
Net current period other comprehensive income (loss)	76	25	5	106
Balance at end of period	$(43)	$10	$(30)	$(63)
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
NOTE 21.    EARNINGS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per common share:
TABLE 21.1

Year Ended December 31	2025	2024	2023
(dollars in millions, except per share data)
Net income	$565	$465	$485
Less: Preferred stock dividends	—	6	8
Net income available to common shareholders	$565	$459	$477
Basic weighted average common shares outstanding	360,838,499	361,444,439	360,743,462
Net effect of dilutive stock options and restricted stock	1,115,475	1,193,165	2,154,344
Diluted weighted average common shares outstanding	361,953,974	362,637,604	362,897,806
Earnings per common share:
Basic	$1.57	$1.27	$1.32
Diluted	$1.56	$1.27	$1.31
There were no anti-dilutive shares for the years ended December 31, 2025, 2024 and 2023.

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
As of December 31, 2025, the most recent notification from the federal banking agencies categorized FNB and FNBPA as “well-capitalized” under the respective regulatory frameworks. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios for FNB and FNBPA:
TABLE 22.1

	Actual		Well-Capitalized Requirements (1)		Minimum Capital Requirements plus Capital Conservation Buffer
(dollars in millions)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025
F.N.B. Corporation:
Total capital	$4,971	13.08%	$3,799	10.00%	$3,989	10.50%
Tier 1 capital	4,317	11.36	2,279	6.00	3,229	8.50
CET1	4,317	11.36	n/a	n/a	2,659	7.00
Leverage	4,317	9.11	n/a	n/a	1,896	4.00
Risk-weighted assets	37,991
FNBPA:
Total capital	$5,188	13.75%	$3,774	10.00%	$3,963	10.50%
Tier 1 capital	4,371	11.58	3,019	8.00	3,208	8.50
CET1	4,291	11.37	2,453	6.50	2,642	7.00
Leverage	4,371	9.27	2,357	5.00	1,885	4.00
Risk-weighted assets	37,743

As of December 31, 2024
F.N.B. Corporation:
Total capital	$4,635	12.35%	$3,755	10.00%	$3,942	10.50%
Tier 1 capital	3,971	10.58	2,253	6.00	3,191	8.50
CET1	3,971	10.58	n/a	n/a	2,628	7.00
Leverage	3,971	8.75	n/a	n/a	1,816	4.00
Risk-weighted assets	37,546
FNBPA:
Total capital	$4,794	12.86%	$3,728	10.00%	$3,914	10.50%
Tier 1 capital	3,962	10.63	2,982	8.00	3,169	8.50
CET1	3,882	10.41	2,423	6.50	2,610	7.00
Leverage	3,962	8.78	2,257	5.00	1,806	4.00
Risk-weighted assets	37,280
(1) Reflects the well-capitalized standard under Regulation Y for F.N.B. Corporation and the prompt corrective action framework for FNBPA.
The FRB eliminated the reserve requirement for thousands of depository institutions, although FNBPA still maintains deposits with the FRB for various services such as check clearing. Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by our subsidiaries. As of December 31, 2025, our subsidiaries had $771.3 million of retained earnings available for distribution to us without prior regulatory approval.
Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including FNB. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by FNB affiliates under these provisions was $1.0 billion at December 31, 2025.

NOTE 23.    CASH FLOW INFORMATION
Following is a summary of supplemental cash flow information:
TABLE 23.1

Year Ended December 31	2025	2024	2023
(in millions)
Interest paid on deposits and other borrowings	$942	$973	$619
Income taxes (refunded) paid	(23)	58	94
Transfers of loans to other real estate owned	2	2	2
Loans transferred to held for sale from portfolio	239	431	355
Loans transferred to portfolio from held for sale	43	20	38
We did not have any restricted cash as of December 31, 2025, 2024 or 2023.
NOTE 24.    BUSINESS SEGMENTS
We operate in three reportable segments: Community Banking, Wealth Management and Insurance.
•The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and equipment financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.
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
TABLE 24.1

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2025
Interest income	$2,320	$—	$—	$6	$2,326
Interest expense	881	—	—	49	930
Net interest income (loss)	1,439	—	—	(43)	1,396
Provision for credit losses	86	—	—	—	86
Non-interest income:
Service charges	92	—	—	—	92
Interchange and card transaction fees	52	—	—	—	52
Trust services	—	48	—	—	48
Insurance commissions and fees	—	—	20	—	20
Securities commissions and fees	—	36	—	—	36
Capital markets income	23	—	—	4	27
Mortgage banking operations	28	—	—	—	28
Other	75	—	—	(9)	66
Total non-interest income	270	84	20	(5)	369
Non-interest expense:
Salaries and employee benefits	470	43	15	2	530
Other	416	12	5	47	480
Total non-interest expense	886	55	20	49	1,010
Income tax expense (benefit)	119	6	—	(21)	104
Net income (loss)	$618	$23	$—	$(76)	$565

Total assets	$49,909	$48	$30	$242	$50,229
Total loans and leases	34,739	—	—	38	34,777
Total deposits	39,098	—	—	(339)	38,759
Market value of assets under administration - FNTC and FNIS (1)	—	14,885	—	—	14,885

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2024
Interest income	$2,246	$—	$—	$6	$2,252
Interest expense	941	—	—	31	972
Net interest income (loss)	1,305	—	—	(25)	1,280
Provision for credit losses	79	—	—	1	80
Non-interest income:
Service charges	91	—	—	—	91
Interchange and card transaction fees	52	—	—	—	52
Trust services	—	46	—	—	46
Insurance commissions and fees	1	—	23	(2)	22
Securities commissions and fees	—	31	—	—	31
Capital markets income	21	—	—	3	24
Mortgage banking operations	27	—	—	—	27
Other	31	—	—	(8)	23
Total non-interest income	223	77	23	(7)	316
Non-interest expense:
Salaries and employee benefits	445	45	14	—	504
Other	426	9	5	17	457
Total non-interest expense	871	54	19	17	961
Income tax expense (benefit)	97	5	1	(13)	90
Net income (loss)	$481	$18	$3	$(37)	$465

Total assets	$48,295	$44	$31	$255	$48,625
Total loans and leases	33,895	—	—	44	33,939
Total deposits	37,973	—	—	(866)	37,107
Market value of assets under administration - FNTC, FNBIA and FNIS (1)	—	14,217	—	—	14,217

(in millions)	Community Banking	Wealth Manage- ment	Insurance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2023
Interest income	$1,967	$—	$—	$6	$1,973
Interest expense	624	—	—	32	656
Net interest income	1,343	—	—	(26)	1,317
Provision for credit losses	72	—	—	—	72
Non-interest income:
Service charges	82	—	—	—	82
Interchange and card transaction fees	52	—	—	—	52
Trust services	—	43	—	—	43
Insurance commissions and fees	1	—	22	—	23
Securities commissions and fees	—	28	—	—	28
Capital markets income	25	—	—	2	27
Mortgage banking operations	21	—	—	—	21
Other	(15)	—	—	(7)	(22)
Total non-interest income	166	71	22	(5)	254
Non-interest expense:
Salaries and employee benefits	406	41	14	1	462
Other	430	9	4	10	453
Total non-interest expense	836	50	18	11	915
Income tax expense (benefit)	106	5	1	(13)	99
Net income (loss)	$495	$16	$3	$(29)	$485

Total assets	$45,924	$40	$29	$165	$46,158
Total loans and leases	32,281	—	—	42	32,323
Total deposits	35,127	—	—	(416)	34,711
Market value of assets under administration - FNTC, FNBIA and FNIS (1)	—	12,853	—	—	12,853
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
Following is a description of the valuation methodologies we use for financial instruments recorded at fair value on either a recurring or non-recurring basis:
Securities Available For Sale
These securities are recorded at fair value on a recurring basis. At December 31, 2025, 100.0% of AFS securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value.
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
Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives and IRLCs utilize Level 3 inputs. Credit valuation estimates of current credit spreads are used to evaluate the likelihood of our default and the default of our counterparties. However, as of December 31, 2025 and 2024, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our non-IRLC derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The fair value of IRLCs is based upon the estimated fair value of the underlying mortgage loan, including the expected cash flows related to MSRs and the estimated percentage of IRLCs that will result in a closed mortgage loan, and is classified as Level 3.
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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:
TABLE 25.2

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$356	$—	$—	$356
U.S. government agencies	—	35	—	35
U.S. GSE	—	266	—	266
Residential MBS:
Agency MBS	—	800	—	800
Agency CMO	—	601	—	601
Agency commercial MBS	—	1,599	—	1,599
States of the U.S. and political subdivisions (municipals)	—	19	—	19
Other debt securities	—	51	—	51
Total debt securities available for sale	356	3,371	—	3,727
Loans held for sale	—	514	—	514
Loans receivable	—	—	85	85
Derivative financial instruments
Trading	—	102	—	102
Not for trading	—	13	7	20
Total derivative financial instruments	—	115	7	122
Total assets measured at fair value on a recurring basis	$356	$4,000	$92	$4,448
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$207	$—	$207
Not for trading	—	1	—	1
Total derivative financial instruments	—	208	—	208
Total liabilities measured at fair value on a recurring basis	$—	$208	$—	$208

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2024
Assets Measured at Fair Value
Debt securities available for sale
U.S. Treasury	$274	$—	$—	$274
U.S. government agencies	—	53	—	53
U.S. GSE	—	300	—	300
Residential MBS:
Agency MBS	—	694	—	694
Agency CMO	—	698	—	698
Agency commercial MBS	—	1,388	—	1,388
States of the U.S. and political subdivisions (municipals)	—	22	—	22
Other debt securities	—	37	—	37
Total debt securities available for sale	274	3,192	—	3,466
Loans held for sale	—	214	—	214
Loans receivable	—	—	53	53
Derivative financial instruments
Trading	—	112	—	112
Not for trading	—	4	1	5
Total derivative financial instruments	—	116	1	117
Total assets measured at fair value on a recurring basis	$274	$3,522	$54	$3,850
Liabilities Measured at Fair Value
Derivative financial instruments
Trading	$—	$303	$—	$303
Not for trading	—	6	4	10
Total derivative financial instruments	—	309	4	313
Total liabilities measured at fair value on a recurring basis	$—	$309	$4	$313

The following table presents additional information about assets measured at fair value on a recurring basis and for which we have utilized Level 3 inputs to determine fair value:
TABLE 25.3

(in millions)	Loans Receivable	Interest Rate Lock Commitments	Total
Year Ended December 31, 2025
Balance at beginning of period	$53	$1	$54
Purchases, issuances, sales and settlements:
Issuances	—	7	7
Settlements	—	(1)	(1)
Transfers into Level 3	32	—	32
Balance at end of period	$85	$7	$92
Year Ended December 31, 2024
Balance at beginning of period	$—	$5	$5
Purchases, issuances, sales and settlements:
Issuances	—	1	1
Settlements	—	(5)	(5)
Transfers into Level 3	53	—	53
Balance at end of period	$53	$1	$54
We review fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the “Securities Available for Sale” discussion within this footnote for information relating to determining Level 3 fair values. Certain loans receivable were transferred from Level 2 to Level 3 during 2025 and 2024. During 2025, $84.6 million in loans receivable were measured using the FVO at Level 3 on a recurring basis.
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
TABLE 25.4

(in millions)	Level 1	Level 2	Level 3	Total
December 31, 2025
Collateral dependent loans	$—	$—	$126	$126
Other assets - MSRs	—	—	2	2
Other assets - SBA servicing asset	—	—	2	2
Other real estate owned	—	—	1	1
December 31, 2024
Collateral dependent loans	$—	$—	$105	$105
Other assets - MSRs	—	—	1	1
Other assets - SBA servicing asset	—	—	1	1
Other real estate owned	—	—	2	2
The fair value amounts for collateral dependent loans and OREO in the table above were estimated at a date during the twelve months ended December 31, 2025 and 2024, respectively. Consequently, the fair value information presented is not necessarily as of the period’s end. Collateral dependent loans measured or re-measured at fair value on a non-recurring basis during 2025 had a carrying amount of $125.5 million, which includes an allocated ACL of $30.4 million. The ACL includes a provision applicable to the current period fair value measurements of $58.4 million, which was included in provision for credit losses for 2025.
MSRs measured at fair value on a non-recurring basis had a carrying value of $1.9 million, and a valuation allowance of $0.1 million, as of December 31, 2025. The valuation allowance does not have a provision expense in earnings for 2025. SBA servicing assets measured at fair value on a non-recurring basis had a carrying value of $1.7 million. During 2025, the valuation allowance decreased $0.2 million to $0.4 million as of December 31, 2025, down from $0.6 million at December 31, 2024, which is reflected in the year-to-date provision expense.
OREO measured at fair value on a non-recurring basis during 2025 had a carrying amount of $0.9 million which included a valuation allowance of $0.6 million, as of December 31, 2025. The valuation allowance includes a loss of $0.7 million, which was included in earnings for 2025.
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
The fair values of our financial instruments are as follows:
TABLE 25.5

			Fair Value Measurements
(in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial Assets
Cash and cash equivalents	$2,498	$2,498	$2,498	$—	$—
Debt securities available for sale	3,727	3,727	356	3,371	—
Debt securities held to maturity	4,117	3,941	—	3,941	—
Net loans and leases, including loans held for sale	34,853	34,320	—	514	33,806
Loan servicing rights	75	90	—	—	90
Derivative assets	122	122	—	115	7
Accrued interest receivable	163	163	163	—	—
Financial Liabilities
Deposits	38,759	38,736	31,451	7,285	—
Short-term borrowings	2,017	2,018	2,018	—	—
Long-term borrowings	1,901	1,920	—	1,103	817
Derivative liabilities	208	208	—	208	—
Accrued interest payable	50	50	50	—	—
December 31, 2024
Financial Assets
Cash and cash equivalents	$2,419	$2,419	$2,419	$—	$—
Debt securities available for sale	3,466	3,466	274	3,192	—
Debt securities held to maturity	3,979	3,644	1	3,643	—
Net loans and leases, including loans held for sale	33,734	32,648	—	214	32,434
Loan servicing rights	72	88	—	—	88
Derivative assets	117	117	—	116	1
Accrued interest receivable	164	164	164	—	—
Financial Liabilities
Deposits	37,107	37,070	29,607	7,463	—
Short-term borrowings	1,256	1,256	1,256	—	—
Long-term borrowings	3,012	3,004	—	1,748	1,256
Derivative liabilities	313	313	—	309	4
Accrued interest payable	65	65	65	—	—

NOTE 26.    PARENT COMPANY FINANCIAL STATEMENTS
The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the Consolidated Financial Statements.
TABLE 26.1

Balance Sheets (in millions) December 31	2025	2024
Assets
Cash and cash equivalents	$288	$803
Other assets	158	185
Investment in bank subsidiary	6,791	6,272
Investments in and advances to non-bank subsidiaries	592	581
Total Assets	$7,829	$7,841
Liabilities
Other liabilities	$138	$142
Advances from affiliates	206	197
Long-term borrowings	720	1,193
Subordinated notes:
Short-term	5	6
Long-term	1	1
Total Liabilities	1,070	1,539
Shareholders’ Equity	6,759	6,302
Total Liabilities and Shareholders’ Equity	$7,829	$7,841

TABLE 26.2

Statements of Income (in millions) Year Ended December 31	2025	2024	2023
Income
Dividend income from subsidiaries:
Bank	$227	$307	$382
Non-bank	1	2	3
	228	309	385
Interest income	22	23	16
Other income	1	1	1
Total Income	251	333	402
Expenses
Interest expense	70	53	47
Other expenses	57	29	21
Total Expenses	127	82	68
Income Before Taxes and Equity in Undistributed Income of Subsidiaries	124	251	334
Income tax benefit	23	14	15
	147	265	349
Equity in undistributed income of subsidiaries:
Bank	414	194	130
Non-bank	4	6	6
Net Income	$565	$465	$485

TABLE 26.3

Statements of Cash Flows (in millions) Year Ended December 31	2025	2024	2023
Operating Activities
Net income	$565	$465	$485
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(418)	(200)	(136)
Other, net	28	(6)	(4)
Net cash flows provided by (used in) operating activities	175	259	345
Investing Activities
Net increase in advances to subsidiaries	—	—	(75)
Payment for further investment in subsidiaries	(6)	(3)	(9)
Increase in premises and equipment	(5)	(47)	(8)
Net cash flows provided by (used in) investing activities	(11)	(50)	(92)
Financing Activities
Net decrease in advance from affiliate	9	—	—
Net decrease in short-term borrowings	(1)	—	—
Decrease in long-term debt	(475)	—	(331)
Increase in long-term debt	2	499	2
Redemption of preferred stock	—	(111)	—
Other, net	(40)	8	(29)
Cash dividends paid:
Preferred stock	—	(2)	(8)
Common stock	(174)	(175)	(174)
Net cash flows provided by (used in) financing activities	(679)	219	(540)
Net Increase (Decrease) in Cash and Cash Equivalents	(515)	428	(287)
Cash and cash equivalents at beginning of year	803	375	662
Cash and Cash Equivalents at End of Year	$288	$803	$375
Cash paid during the year for:
Interest	$72	$54	$48

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A.    CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Under the supervision and with the participation of FNB’s management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, FNB’s disclosure controls and procedures were effective.
INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” in Item 8 of this Report.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. No changes were made to our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer of FNB adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
NONE.

PART III
ITEM 10.    DIRECTORS, EXECUTIVES OFFICERS AND CORPORATE GOVERNANCE
Certain information regarding executive officers is included under the caption "Information About Our Executive Officers" in the "Business" section of this Report.
The other information required by this item will be set forth in the following sections of our definitive proxy statement to be filed with the SEC in connection with our 2026 annual meeting of shareholders (the "2026 Proxy Statement"), which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2025, and this information is incorporated herein by reference.
•Proposal 1. Election of Our Board of Directors
•Corporate Governance
•Executive Officers
•Security Ownership of Certain Beneficial Owners—Delinquent Section 16(a) Reports (if applicable)
Insider Trading Policy
We have an Insider Trading Policy, which governs, among other things, the purchase, sale and/or disposition of our securities by directors, officers and employees, as well as by the Corporation itself. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards. A copy of the F.N.B. Corporation Insider Trading Policy is incorporated by reference in Exhibit 19.1 of this Annual Report on Form 10-K.
ITEM 11.    EXECUTIVE COMPENSATION
Information regarding our executive compensation will be set forth in the following sections of the 2026 Proxy Statement and this information is incorporated herein by reference.
•Compensation Committee Interlocks and Insider Participation
•Compensation Discussion and Analysis
•Compensation Committee Report

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
    RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management not otherwise included herein will be set forth in the 2026 Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners”, and such information is incorporated herein by reference.
The following table provides information related to equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Stock Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,484,248	(1)	n/a	7,545,673	(2)
(1)Restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.
(2)Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to restricted stock awards granted under various plans.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions will be set forth in the following sections of the 2026 Proxy Statement, and such information is incorporated herein by reference:
•Corporate Governance—Related Persons Transactions
•Corporate Governance—Director Independence
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Our independent registered public accounting firm is Ernst and Young LLP, located in Pittsburgh, PA and their Public Company Accounting Oversight Board (United States) firm identification number is 42.
Information regarding principal accountant fees and services will be set forth in the 2026 Proxy Statement under the heading “Audit and Non-Audit Fees”, and such information is incorporated herein by reference.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)FINANCIAL STATEMENTS
The Consolidated Financial Statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)EXHIBITS
The following exhibits are filed or incorporated by reference as part of this report:

Exhibit Number	Description
2.1.	Agreement and Plan of Merger, dated as of May 31, 2022, between F.N.B. Corporation and UB Bancorp (Incorporated by reference to Exhibit 2.1. of FNB's Current Report on Form 8-K filed on June 1, 2022).

3.1.	Articles of Incorporation of F.N.B. Corporation, effective as of August 30, 2016 (Incorporated by reference to Exhibit 3.1. of FNB’s Current Report on Form 8-K12B filed on August 30, 2016).

3.2.	Bylaws of F.N.B. Corporation, effective as of February 21, 2024 (Incorporated by reference to Exhibit 3.2. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

4.1.
Description of the Registrants securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Incorporated by reference to Exhibit 4.8. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

4.2.	There are no instruments with respect to long-term debt of FNB and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of FNB and its subsidiaries on a consolidated basis. FNB agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of FNB and its subsidiaries upon request.

10.1. (P)	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992 (Incorporated by reference to Exhibit 10.9. of FNB’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.2.	F.N.B. Corporation 2022 Incentive Compensation Plan amended and restated March 11, 2024 (Incorporated by reference to Annex D of FNB’s 2024 Proxy Statement filed on March 29, 2024). *

10.3.	Form of Indemnification Agreement for directors (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.4.	Form of Indemnification Agreement for officers (Incorporated by reference to Exhibit 10.2. of FNB’s Current Report on Form 8-K filed on September 23, 2008). *

10.5.
Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on December 21, 2010). *

10.6.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese (Incorporated by reference to Exhibit 10.1. of FNB’s Current Report on Form 8-K filed on February 26, 2013). *

10.7A.
Form of Combined Performance-Based Restricted Stock Unit Award and Performance Unit Award Agreement (ROATCE) (Incorporated by reference to Exhibit 10.14A. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2024). *

10.7B.
Form of Combined Performance-Based Restricted Stock Unit and Performance Unit Award Agreement (ICG Growth) (Incorporated by reference to Exhibit 10.14B. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2024). *

10.8A.
Form of Combined Performance-Based Restricted Stock Unit Award and Performance Unit Award Agreement (ROATCE) (Incorporated by reference to Exhibit 10.15A. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022). *

10.8B.
Form of Combined Performance-Based Restricted Stock Unit and Performance Unit Award Agreement (ICG Growth) (Incorporated by reference to Exhibit 10.15B. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022). *

10.9.	Form of Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.16. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2022). *

10.10.	F.N.B. Corporation Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on April 19, 2022). *

10.11.	Form of director Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2. of FNB's Quarterly report on Form 10-Q for the quarter ended June 30, 2022 filed on August 5, 2022). *

10.12.
Executive Retention Life Insurance Agreement, dated as of November 3, 2022, between Vincent J. Delie, Jr. and FNB Corporation (Incorporated by reference to Exhibit 10.1. of FNB's Quarterly report on Form 10-Q for the quarter ended September 30, 2022 filed on November 4, 2022). *

Exhibit Number	Description
10.13.
Amended and Restated Employment Agreement between First National Bank of Pennsylvania and Gary Guerrieri (Incorporated by reference to Exhibit 10.1. of FNB's Current Report on Form 8-K filed on December 6, 2023). *

19.1.	Insider Trading Policy (Incorporated by reference to Exhibit 19.1. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

21.1.	Subsidiaries of the Registrant (filed herewith).

23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1.	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 302 (filed herewith).

31.2.	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 302 (filed herewith).

32.1.	Certification of Chief Executive Officer Pursuant to Sarbanes-Oxley Act Section 906 (furnished herewith).

32.2.	Certification of Chief Financial Officer Pursuant to Sarbanes-Oxley Act Section 906 (furnished herewith).

97.1.	F.N.B. Corporation Compensation Recoupment (Clawback) Policy (Incorporated by reference to Exhibit 97. of FNB's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

*	Management contracts and compensatory plans or arrangements.
(P)	Paper filing.
(c)SCHEDULES
No financial statement schedules are being filed because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.
ITEM 16.     FORM 10-K SUMMARY
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. CORPORATION

By	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
Chairman, President and Chief Executive Officer
Date	February 24, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Vincent J. Delie, Jr.	Chairman, President and Chief Executive Officer	February 24, 2026
Vincent J. Delie, Jr.	(Principal Executive Officer)

/s/ Vincent J. Calabrese, Jr.	Chief Financial Officer	February 24, 2026
Vincent J. Calabrese, Jr.	(Principal Financial Officer)

/s/ James L. Dutey	Corporate Controller	February 24, 2026
James L. Dutey	(Principal Accounting Officer)

/s/ Pamela A. Bena	Director	February 24, 2026
Pamela A. Bena

/s/ William B. Campbell	Director	February 24, 2026
William B. Campbell

/s/ James D. Chiafullo	Director	February 24, 2026
James D. Chiafullo

/s/ Mary Jo Dively	Director	February 24, 2026
Mary Jo Dively

/s/ David J. Malone	Director	February 24, 2026
David J. Malone

/s/ Frank C. Mencini	Director	February 24, 2026
Frank C. Mencini

/s/ David L. Motley	Director	February 24, 2026
David L. Motley

/s/ Heidi A. Nicholas	Director	February 24, 2026
Heidi A. Nicholas

/s/ John S. Stanik	Director	February 24, 2026
John S. Stanik

/s/ William J. Strimbu	Director	February 24, 2026
William J. Strimbu